Form 10-Q
period 1996-03-31
DNB FINANCIAL CORP /PA/
filed 1996-05-06
CIK 713671

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1996
                                       or

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934.

     For the transition period from ________________ to _____________

                         COMMISSION FILE NUMBER: 0-16667

                            DNB FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                                    23-2222567
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                   4 BRANDYWINE AVENUE - DOWNINGTOWN, PA 19335
              (Address of principal executive offices and Zip Code)

                                 (610) 269-1040
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                       [X] Yes                   [    ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    COMMON STOCK ($10.00 PAR VALUE)                         658,793
               (Class)                            (Shares Outstanding as of
                                                         May 6, 1996)
________________________________________________________________________________

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY

                                      INDEX

PART  I - FINANCIAL INFORMATION                                       PAGE NO.

ITEM 1.   FINANCIAL STATEMENTS:

     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
     March 31, 1996 and December 31, 1995                                 3

     CONSOLIDATED STATEMENTS OF OPERATIONS
     Three Months Ended March 31, 1996 and 1995                           4

     CONSOLIDATED STATEMENTS OF CASH FLOWS
     Three Months Ended March 31, 1996 and 1995                           5

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     March 31, 1996 and December 31, 1995                                 6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   9

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                               18

ITEM 2.   CHANGE IN SECURITIES                                            18

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                 18

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF                              18
          SECURITY HOLDERS

ITEM 5.   OTHER INFORMATION                                               18

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                18

SIGNATURES                                                                19

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                     March 31,         December 31,
                                                                                                       1996               1995
ASSETS
Cash and due from banks.....................................................................       $  8,006,383       $   8,154,175
Federal funds sold..........................................................................         12,659,000           7,640,000
Securities available for sale (cost $13,946,501
   in 1996 and $13,271,018 in 1995) ........................................................         13,885,184          13,339,451
Investment securities (market value $36,234,853
   in 1996 and $38,943,606 in 1995) ........................................................         36,099,234          38,450,977
Loans.......................................................................................        117,379,860         118,307,769
Less:
   Unearned discount on installment loans ..................................................           (353,826)           (422,358)
   Allowance for possible loan losses ......................................................         (5,521,031)         (5,514,600)
                                                                                                  -------------       -------------
Net loans...................................................................................        111,505,003         112,370,811
                                                                                                  -------------       -------------
Office property and equipment, net .........................................................          4,178,775           4,252,253
Accrued interest receivable ................................................................          1,352,150           1,648,186
Other real estate owned ....................................................................            810,263             810,263
Deferred income tax asset ..................................................................          1,052,685           1,034,520
Other assets ...............................................................................          1,183,952           1,080,402
                                                                                                  -------------       -------------
TOTAL ASSETS................................................................................       $190,732,629       $ 188,781,038
                                                                                                   ============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Non-interest-bearing deposits...............................................................        $23,343,680       $  22,936,240
Interest-bearing deposits:
   NOW .....................................................................................         26,846,894          27,484,736
   Money market ............................................................................         17,859,526          16,333,386
   Savings .................................................................................         28,720,548          29,223,690
   Time ....................................................................................         70,955,958          69,030,876
                                                                                                  -------------        -------------
TOTAL DEPOSITS .............................................................................        167,726,606         165,008,928
                                                                                                  -------------       -------------
Repurchase agreements ......................................................................          7,078,776           8,218,709
Accrued interest payable ...................................................................            498,334             458,943
Other liabilities ..........................................................................            797,725             739,499
                                                                                                  -------------       -------------
TOTAL LIABILITIES ..........................................................................        176,101,441         174,426,079
                                                                                                  -------------       -------------

STOCKHOLDERS' EQUITY
Preferred stock, $10.00 par value;
   1,000,000 shares authorized; none issued ................................................               --                   --
Common stock, $10.00 par value;
   5,000,000 shares authorized;
   658,793 issued and outstanding ..........................................................          6,587,930            6,587,930
Surplus ....................................................................................          4,201,669            4,112,869
Retained earnings ..........................................................................          3,891,256            3,592,242
Net unrealized (loss) gain on securities
   available for sale, net of tax ..........................................................            (49,667)              61,918
                                                                                                  -------------        -------------
TOTAL STOCKHOLDERS' EQUITY .................................................................         14,631,188           14,354,959
                                                                                                  -------------        -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................................................      $ 190,732,629       $ 188,781,038
                                                                                                  =============       =============

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               For Three Months Ended March 31
                                                                    1996           1995
INTEREST INCOME:
Interest and fees on loans .................................     $2,649,180     $2,492,101
Interest on investment securities:
     Taxable ...............................................        883,153        706,580
     Exempt from Federal taxes .............................           --              483
Interest on Federal funds sold .............................        102,549         19,437
                                                                 ----------     ----------
          Total interest income ............................      3,634,882      3,218,601
                                                                 ----------     ----------

INTEREST EXPENSE:
Interest on NOW, money market and savings ..................        482,709        521,418
Interest on time deposits ..................................        986,146        701,154
Interest on Federal funds purchased ........................            999          7,057
Interest on repurchase agreements ..........................         93,078         17,972
                                                                 ----------     ----------
          Total interest expense ...........................      1,562,932      1,247,601
                                                                 ----------     ----------
Net interest income ........................................      2,071,950      1,971,000
                                                                 ----------     ----------
Provision for possible loan losses .........................           --               62
Net interest income after provision for possible loan losses      2,071,950      1,970,938
                                                                 ----------     ----------
NON-INTEREST INCOME:
     Service charges .......................................         79,225         83,112
     Trust income ..........................................         70,059         81,321
     Other .................................................         43,753         44,546
                                                                 ----------     ----------
          Total non-interest income ........................        193,037        208,979
                                                                 ----------     ----------
NON-INTEREST EXPENSE:
Salaries and employee benefits .............................        955,055        881,402
Occupancy ..................................................        123,233        107,796
Furniture and equipment ....................................        169,650        215,432
FDIC insurance .............................................         11,699        105,973
Professional and consulting ................................         80,925         76,457
Printing and supplies ......................................         57,434         71,685
Insurance ..................................................         32,530         51,309
Advertising and marketing ..................................         41,616         56,322
PA shares tax ..............................................         34,781         35,644
Postage ....................................................         43,742         33,728
Other ......................................................        157,629        164,376
                                                                 ----------     ----------
          Total non-interest expense .......................      1,708,294      1,800,124
                                                                 ----------     ----------
Income before income taxes .................................        556,693        379,793
Income tax expense .........................................        103,000           --
                                                                 ----------     ----------
          NET INCOME .......................................     $  453,693     $  379,793
                                                                 ==========     ==========
COMMON SHARE DATA:
     Net income per share ..................................     $     0.69     $     0.58
     Cash dividends per share ..............................           0.10           0.05
     Weighted average number of common shares
       outstanding .........................................        658,793        658,793
                                                                 ==========     ==========


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   For Three Months Ended March 31
                                                                                  1996                         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income....................................................              $    453,693                 $    379,793
Adjustments to reconcile net income to net cash provided (used)
   by operating activities:
Depreciation and amortization.................................                    97,863                       41,352
Loss on sale of securities....................................                      --                          2,387
Provision for possible loan losses............................                      --                             62
Decrease (increase) in interest receivable....................                   296,036                      (66,077)
Increase in other assets, net.................................                  (103,550)                    (557,448)
Increase in interest payable..................................                    39,391                       53,605
Increase (decrease) in current taxes payable..................                    63,000                      (25,259)
Decrease in other liabilities.................................                    (4,774)                     (80,365)
Decrease in unearned discount ................................                   (68,532)                     (87,469)
                                                                            ------------                 ------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES .............                   773,127                     (339,419)
                                                                            ------------                 ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities........................                14,488,221                    5,264,933
Purchase of AFS investment securities ........................                (4,199,868)                    (500,156)
Purchase of investment securities.............................                (8,596,738)                 (12,849,870)
Proceeds from sale of OREO....................................                      --                        110,200
Proceeds from sale of AFS securities..........................                      --                      1,974,999
Proceeds from sale of HTM securities..........................                      --                      2,993,906
Net decrease (increase) in loans..............................                   934,340                   (2,077,020)
Purchase of bank property and equipment.......................                   (39,740)                     (63,775)
                                                                            ------------                 ------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES .............                 2,586,215                   (5,146,783)
                                                                            ------------                 ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits......................................                 2,717,678                    6,851,603
(Decrease) increase in repurchase agreements..................                (1,139,933)                     942,387
Dividends paid ...............................................                   (65,879)                     (35,479)
                                                                            ------------                 ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ....................                 1,511,866                    7,758,511
                                                                            ------------                 ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS ......................                 4,871,208                    2,272,309
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .............                15,794,175                    6,866,009
                                                                            ------------                 ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................               $20,665,383                  $ 9,138,318
                                                                            ============                 ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest......................................................               $ 1,523,541                  $ 1,193,966
Taxes.........................................................                   100,000                       25,259

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:
Change in unrealized (loss) gain on AFS securities ...........                 ($129,750)                 $    19,500
Deferred tax asset on unrealized loss on AFS securities ......                    18,165                         --


See accompanying notes to consolidated financial statements.

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:   BASIS OF PRESENTATION AND RESTATEMENT

          The accompanying consolidated financial statements of DNB Financial Corporation (referred to herein as the "Company" or the "Registrant" or the "Corporation") and its subsidiary, Downingtown National Bank (the "Bank"), have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 1995.

NOTE 2:   SECURITIES

          As of January 1, 1994, the Company adopted Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"), for accounting and reporting of securities. In accordance with SFAS No. 115, such investments are accounted for as follows:

Held-To-Maturity ("HTM") - includes debt securities that the Company has the positive intent and ability to hold to maturity, regardless of changes in market or economic conditions or liquidity needs, and includes equity securities for which there is no readily determinable market value. The Company has securities with a book value of $36.1 million classified as HTM as of March 31, 1996. These securities are reported at cost, adjusted for amortization of premiums and accretion of discounts, computed using a method approximating a level-yield basis. During the three months ended March 31, 1995 the Corporation sold $3.0 million of securities from the HTM portfolio and recognized a $4,000 loss. These securities could be sold under SFAS No. 115 guidelines which permit sales of securities that have final maturities within three months.

Trading Account ("TA") - includes securities which are generally held for a short term, in anticipation of market gains. Such securities would be carried at fair value with realized and unrealized gains and losses on trading account securities included in the statement of operations. The Company did not have any securities classified at TA during 1996 or 1995.

Available-For-Sale ("AFS") - includes debt and equity securities not classified as HTM or TA securities. Securities classified as AFS are securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Decisions to sell a security classified as AFS would be based on various factors, including significant movements in interest rates, liquidity needs, changes in maturity mix of the Company's balance sheet, capital considerations, and other factors. Such securities are reported at fair value, with unrealized holding gains and losses excluded from earnings and reported, net of tax, as a separate component of stockholders' equity. The Company has securities with a book value of $13.9 million classified as AFS as of March 31, 1996. Realized gains and losses on the sale of AFS securities are computed on the basis of specific identification of the adjusted cost of each security.

NOTE 3:   INCOME TAXES

          The rate used for income taxes during the three months ended March 31, 1996 was less than the statutory rate and no income taxes were expensed during the three months ended March 31, 1995 because the Company recognized certain tax benefits relating primarily to the provisions for possible loan losses recorded in prior years.

NOTE 4:   NET INCOME PER SHARE

          Net income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Earnings dilution caused by common stock equivalents does not exceed three percent (3%). Per share net income and dividends have been adjusted for both five percent (5%) stock dividends paid during 1995.

NOTE 5:   COMMITMENTS

          The amount of standby letters of credit issued and outstanding amounted to approximately $207,000 and $755,000 at March 31, 1996 and December 31, 1995, respectively.

NOTE 6:   STATEMENT OF CASH FLOWS

          For purposes of the statement of cash flows, the Corporation considers cash in banks, amounts due from banks, and Federal funds sold to be cash equivalents. Generally, Federal funds are sold for one-day periods.

NOTE 7:   RECENT ACCOUNTING PRONOUNCEMENTS

          In March 1995, the FASB issued SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of ("SFAS No. 121"). This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and that any related impairment be based on the fair value of the asset. In addition, long-lived assets to be disposed of must generally be reported at the lower of carrying amount or fair value, less cost to sell. The effect of the implementation of SFAS No. 121 as of January 1, 1996 was immaterial to the Corporation's results of operations, financial condition and stockholders' equity.

          In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-based Compensation ("SFAS No. 123"). This statement encourages the adoption of fair value accounting for stock-based compensation issued to employees. Further, in the event that fair value accounting is not adopted, the statement requires proforma disclosure of net income and earnings per share as if fair value accounting had been adopted. SFAS No. 123 is required to be adopted by the Corporation in 1996. Management did not adopt fair value accounting for stock-based compensation issued to employees and, therefore, this statement had no affect on the Corporation's results of operations, financial condition and stockholders' equity.

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL CONDITION

The Company's total assets were $190.7 million at March 31, 1996 compared to $188.8 million at December 31, 1995. Total loans, net of unearned discount, were $117.0 million, down .7% from December 31, 1995. Investment securities (AFS and
HTM) totaled $50.0 million, down $1.8 million or 3.5% from December 31, 1995. The decrease in loans and investments was caused by maturities and paydowns, with excess cash being invested in overnight Federal funds sold.

Deposits and other borrowings at March 31, 1996 totaled $174.8 million, compared to $173.2 million at December 31, 1995. Increases of $1.9 million and $1.5 million in time deposits and money market accounts, respectively, were partially offset by decreases of $1.1 million in repurchase agreements and a combined total of $1.1 million in savings and NOW accounts.

At March 31, 1996, total stockholders' equity was $14.6 million or $22.20 per share, compared to $14.4 million or $21.79 per share at December 31, 1995. The increase in stockholders' equity was the result of net income of $454,000 for the three months ended March 31, 1996, offset by dividends paid of approximately $66,000 or $.10 per share.

RESULTS OF OPERATIONS

NET INTEREST INCOME

The Corporation's earnings performance is primarily dependent upon its level of net interest income, which is the excess of interest earned on loans, investments and Federal funds sold over interest expense on deposits and other borrowings.

Net interest income increased $101,000 or 5.1% to $2.1 million for the three month period ended March 31, 1996. As shown in the following table, the increase in net interest income for the three month period ended March 31, 1996 was largely attributable to the positive effects of rate changes and to a lesser extent, to the positive effects of volume changes. There was a $90,000 net benefit from changes in rate. The primary contributing factor was from improved yields on securities as short term securities matured and were reinvested at higher yields. The benefit to income from changes in rate for interest-earning assets was offset somewhat by higher costing time deposits. The positive impact from volume was attributable to higher levels of loans, securities and Federal funds sold. The benefit from these higher levels of interest-earning assets was significantly offset by a higher volume of time deposits and repurchase agreements.

The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended March 31, 1996 and 1995. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (i) changes in rate (change in rate multiplied by old volume) and (ii) changes in volume (change in volume multiplied by old rate). The net change attributable to the combined impact of rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

                                                                    Three Months Ended March 31, 1996
                                                                            Compared to 1995
                                                                        Increase (Decrease) Due to
(Dollars in Thousands)                                           Rate             Volume            Total
                                                                -------          -------           -------

Interest-earning assets:
Loans                                                           $    76          $    81           $   157
Securities                                                           97               79               176
Federal funds sold                                                 (  3)              86                83
                                                                -------          -------           -------
     Total                                                          170              246               416
                                                                -------          -------           -------

Interest-bearing liabilities:
Savings deposits                                                  (  16)            ( 23)            (  39)
Time deposits                                                        95              190               285
Federal funds purchased                                           (   1)            (  5)             (  6)
Repurchase agreements                                                 2               73                75
                                                                -------          -------           -------
     Total                                                           80              235               315
                                                                -------          -------           -------
Net Interest Income/interest rate spread                       $     90          $    11            $  101
                                                               ========          =======           =======

PROVISION FOR POSSIBLE LOAN LOSSES

In establishing its allowance for possible loan losses, management considers the size and risk exposure of each segment of the loan portfolio, past loss experience, present indicators such as delinquency rates and collateral values, and the potential for losses in future periods, and other relevant factors. In assessing this risk, management has taken into consideration various factors and variables which affect the portfolio, including economic trends, delinquency trends, underwriting standards, management expertise and concentrations of credit. In addition, the risk uncertainty contained in the unreviewed portion of the portfolio has also been considered. Management believes that it makes an informed judgment based upon available information. The adequacy of the allowance is ultimately dependent upon the economy, a factor beyond the Company's control. As such, there can be no assurance that material additions to the allowance will not be required in future periods.

Determining the level of the allowance for possible loan losses at any given date is difficult, particularly in an uncertain economic environment. The Company's management must make estimates, using assumptions and information which are often subjective and rapidly changing. These estimates are particularly susceptible to changes that may result in a material adjustment to the allowance for possible loan losses.

The Company made no provisions and nominal provisions for possible loan losses during the three month periods ended March 31, 1996 and 1995, respectively. This lack of provisions and nominal provisions was attributable to management's belief that there has been no significant further deterioration in the loan portfolio, based on available information. In addition, recoveries of prior charge-offs, as well as a further reduction in the Bank's level of non-performing and classified assets, eliminated the need for a larger provision.

The following table summarizes the changes in the allowance for possible loan losses for the periods indicated. Real estate includes both residential and commercial real estate.

                                                              3 Months         Year           3 Months
                                                                Ended         Ended            Ended
(Dollars in Thousands)                                         3/31/96       12/31/95         3/31/95
                                                               -------       --------         --------

Beginning Balance                                               $5,515         $5,645          $5,645
Provisions                                                          --             --             --
Loans charged off:
       Real estate                                                  --            (25)             (1)
       Commercial                                                   --           (124)             --
       Installment                                                 (10)          (164)             (7)
                                                                ------         ------          ------
           Total charged off                                       (10)          (313)             (8)
Recoveries:
       Real estate                                                  --             86              82
       Commercial                                                    5             24               6
       Installment                                                  11             73              21
                                                                ------         ------          ------
           Total recoveries                                         16            183             109
                                                                ------         ------          ------
Net Recoveries (Charge-offs)                                         6           (130)            101
                                                                ------         ------          ------
Ending Balance                                                  $5,521         $5,515          $5,746
                                                                ======         ======          ======

Management believes that the Company has adequate reserves at March 31, 1996, however, it continues to monitor its loan portfolio and will make any adjustments as needed. In addition, loan classifications and loss reserves as determined by management of the Bank are subject to periodic examination by the OCC, the Federal Deposit Insurance Corporation and the Federal Reserve Bank. Management cannot predict with any degree of certainty whether a regulatory examination would require any changes in its loan classifications or adjustments to the allowance for possible loan losses. The Bank was examined by the OCC during the fourth quarter of 1995. The OCC's examination was as of September 30, 1995 for all matters. As a result of the examination, no additional provisions were required.

NON-INTEREST INCOME

Total non-interest income includes service charges on deposit products, trust commissions and fees received by the Corporation's Trust and Investment Services Division, and other less significant sources of income such as fees for safe deposit box rentals, issuing travelers' checks and money orders, collecting bills for local municipalities and similar activities. Most components of non-interest income are stable, with variances occasionally arising from non-recurring events.

For the three month period ended March 31, 1996, non-interest income was $193,000, compared to $209,000 for the same three month period in 1995. Trust income was down $11,000 while service charges and other income were down a combined $5,000 during the three month period ended March 31, 1996, compared to the same period in 1995.

NON-INTEREST EXPENSE

Non-interest expenses decreased $92,000 to $1.7 million for the three months ended March 31, 1996, from $1.8 million for the comparable period in 1995. The decrease for the three month period resulted largely from decreases in FDIC insurance premiums, furniture & equipment, insurance, advertising & marketing, and printing & supplies expense. These decreases were partially offset by increases in salaries & employee benefits, occupancy and postage expense.

Salaries & employee benefits increased $74,000 or 8.4% to $955,000 for the three months ended March 31, 1996 compared to $881,000 for the same period in 1995. The increase in this category has been caused by the addition of Saturday hours, normal salary merit increases, and increases in other benefit/incentive plans offered by the Corporation.

Occupancy expense increased $15,000 or 14.3% to $123,000 for the three months ended March 31, 1996, compared to $108,000 for the same period in 1995. The increase was caused by an increase in office building maintenance & repairs, largely due to excess snow removal and salting during the first quarter.

Furniture & equipment expense decreased approximately $46,000 or 21.3% to $170,000 for the three months ended March 31, 1996, compared to the same period in 1995. During the first quarter of 1995, the Company operated and incurred costs for two MIS systems during a computer conversion. There was no duplication of expenditures in this area during the first quarter of 1996.

FDIC insurance decreased $94,000 or 89.0% to $12,000 for the three month period ended March 31, 1996 compared to $106,000 for the same period in 1995. The reduction in FDIC insurance premium was the result of recapitalization by the Bank Insurance Fund ("BIF") as it reached its required level of 1.25% of BIF insured deposits.

Printing & supplies, insurance and "other" expenses decreased a total of $40,000 for the three month period ended March 31, 1996 as a result of management's continued focus on examining procedures and methods for cost savings within each functional area of the bank.

INCOME TAXES

Income tax expense was $103,000 for the three months ended March 31, 1996. No income taxes were expensed during the first three months of 1995. The rates used for income taxes for both periods were less than the statutory rate as the Corporation recognized certain tax benefits relating to the provisions for possible loan losses recorded in prior years.

ASSET QUALITY

Non-performing assets are comprised of nonaccrual loans, loans delinquent over ninety days and still accruing, troubled debt restructurings ("TDRs") and Other Real Estate Owned ("OREO"). Nonaccrual loans are loans for which the accrual of interest ceases when the collection of principal or interest payments is determined to be doubtful by management. It is the policy of the Company to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier, if considered prudent. Interest received on such loans is applied to the principal balance, or may in some instances, be recognized as income on a cash basis.

TDRs are loans which have been restructured and meet all the criteria of such a loan as outlined in SFAS No. 15, Accounting by Debtors and Creditors For Troubled Debt Restructurings ("SFAS No. 15").

OREO consists of real estate acquired by foreclosure or deed in lieu of foreclosure. OREO is carried at the lower of cost or estimated fair value, less estimated disposition costs.

Any significant change in the level of nonperforming assets is dependent to a large extent on the economic climate within the Company's markets and to the efforts of management to reduce the level of such assets.

The following table sets forth those assets that are: (i) placed on nonaccrual status, (ii) contractually delinquent by 90 days or more and still accruing
(iii) troubled debt restructurings other than those included in items (i) and
(ii), and (iv) other real estate owned as a result of foreclosure or voluntary transfer to the Company.

                                                               March 31          Dec. 31          March 31
(Dollars in Thousands)                                           1996              1995             1995
                                                                -------          -------           -------
Nonaccrual Loans
     Residential mortgage                                        $1,116           $1,355            $1,744
     Commercial mortgage                                          2,082            1,832             1,680
     Commercial                                                     669              722             1,467
     Installment and Student                                        240              237               396
                                                                 ------           ------            ------
Total nonaccrual loans                                            4,107            4,146             5,287
Loans 90 days past due and still accruing:
     Installment/Student                                             70              129                44
Troubled debt restructurings                                         --               --                --
                                                                 ------           ------            ------
Total non-performing loans                                        4,177            4,275             5,331
Other real estate owned                                             810              810               335
                                                                 ------           ------            ------
Total non-performing assets                                      $4,987           $5,085            $5,666
                                                                 ======           ======            ======

If interest income had been recorded on nonaccrual loans and trouble debt restructurings, interest would have been increased as shown in the following table:

                                                              3 Months           Year             3 Months
                                                                Ended           Ended               Ended
(Dollars in thousands)                                         3/31/96         12/31/95            3/31/95
                                                            -----------        ---------         ---------

Interest income which would have been recorded
       under original terms                                 $        91        $     353         $     114
Interest income recorded during the period                         (  8)            (222)             ( 19)
                                                            -----------        ---------         ---------
Net impact on interest income                               $        83        $     131         $      95
                                                            ===========        =========         =========

         As of March 31, 1996, the Corporation had impaired loans with a total recorded investment of $2.3 million and an average recorded investment for the three month period ended March 31, 1996 of $2.1 million. As of March 31, 1996, the amount of recorded investment in impaired loans for which there is a related allowance for credit losses and the amount of the allowance is $303,000 and $121,000, respectively. The amount of the recorded investment in impaired loans for which there was no related allowance for credit losses at March 31, 1996 is $2.0 million. Total cash collected on impaired loans was credited to the outstanding principal balance in the amount of $27,000 during the three months ended March 31, 1996. No interest income was recorded on such loans.

         As of December 31, 1995, the Corporation had impaired loans with a total recorded investment of $1.9 million. As of December 31, 1995, the amount of recorded investment in impaired loans for which there is a related allowance for credit losses and the amount of the allowance is $314,000 and $128,000, respectively. The amount of the recorded investment in impaired loans for which there was no related allowance for credit losses at December 31, 1995 is $1.6 million. Total cash collected on impaired loans was credited to the outstanding principal balance in the amount of $25,279 during the quarter ended March
31, 1995. No interest income was recorded on such loans.

The following table sets forth the Company's asset quality and allowance coverage ratios at the dates indicated:

                                                                           March 31          Dec. 31        March 31
                                                                             1996              1995           1995
                                                                             ----              ----           ----
Non-performing Loans/Total Loans                                               3.57%            3.63%          4.64%
Non-performing Assets/Total Loans and OREO                                     4.23             4.29           4.91
Allowance for Loan & Lease Losses/Total Loans                                  4.72             4.68           4.99
Allowance for Loan & Lease Losses/Total Loans and OREO                         4.69             4.65           4.97
Allowance for Loan & Lease Losses/Non-performing Assets                      110.71           108.46         101.41
Allowance for Loan & Lease Losses/Non-performing Loans                       132.18           129.01         107.78

LIQUIDITY AND CAPITAL RESOURCES

For a financial institution, liquidity is a measure of the ability to fund customers' needs for loans and deposit withdrawals. Management regularly evaluates economic conditions in order to maintain a strong liquidity position. One of the most significant factors considered by management when evaluating liquidity requirements is the stability of the Company's core deposit base. In addition to cash, the Company maintains a portfolio of short term investments to meet its liquidity requirements. The Company has historically relied on cash flow from operations and other financing activities. Liquidity is provided by investing activities, including the repayment and maturing of loans and investment securities.

At March 31, 1996 the Company has $1.2 million in commitments to fund commercial real estate, construction and land development. In addition, the Company had commitments to fund $0.4 million in home equity lines of credit and $11.1 million in other unused commitments. Management anticipates the majority of these commitments will be funded by means of normal cash flows. In addition, $49.4 million of certificates of deposit at the Company are scheduled to mature during the nine months ending December 31, 1996. Management believes that the majority of such deposits will be reinvested with the Company.

Stockholders' equity increased to $14.6 million at March 31, 1996 as a result of the $454,000 profit reported for the three months then ended and after dividends paid totaling approximately $66,000 year to date. Management believes that the Bank is adequately capitalized and as a result of the Bank's common equity position, the Bank's risk-based capital ratios exceed the 1996 regulatory required minimums. The following table summarizes data and ratios pertaining to the Bank's capital structure.

(Dollars in Thousands)                                                  March 31, 1996
                                                                        --------------
   Tier I Capital:
      Common stock                                                         $   6,588
      Surplus                                                                  4,202
      Undivided profits                                                        3,891
                                                                           ---------
          Total                                                               14,681
   Tier II Capital                                                             1,606
                                                                           ---------
   Total Capital                                                           $  16,287
                                                                           =========

                                                                     Required      Current      Excess
                                                                     --------      -------      ------
      Leverage                                                         5.00%         7.70%       2.70%
      Tier I                                                           4.00         11.79        7.79
      Risk-based                                                       8.00         13.08        5.08

In addition, the Federal Reserve Bank (the "FRB") leverage ratio rules require bank holding companies to maintain a minimum level of "primary capital" to total assets of 5.5% and a minimum level of "total capital" to total assets of 6%. For this purpose, (i) "primary capital" includes, among other items, common stock, contingency and other capital reserves, and the allowance for possible loan losses, (ii) "total capital" includes, among other things, certain subordinated debt, and "total assets" is increased by the allowance for possible loan losses. The Corporation's primary capital ratio and its total capital ratio are both 10.6%, well in excess of FRB requirements.

REGULATORY MATTERS

On February 1, 1996, the OCC informed the Bank that it had achieved substantial compliance with the Bank's voluntary 1992 Consent Order (the "Consent Order"), and that the Consent Order was terminated. Likewise, on February 12, 1996, the Federal Reserve Bank ("FRB") terminated the 1993 Memorandum of Understanding which had been entered into between the Corporation and the FRB.

The Bank was examined by the OCC during the fourth quarter of 1995. The Bank was not required to make additional provisions to its allowance for possible loan losses or charge-offs as a result of this examination.

Dividends payable to the Corporation by the Bank are subject to certain regulatory limitations. Under normal circumstances, the payment of dividends in any year without regulatory permission is limited to the net profits (as defined for regulatory purposes) for that year plus the retained net profits for the preceding two calendar years.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

                Not Applicable

ITEM 2.   CHANGES IN SECURITIES

                Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

                Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                At the Corporation's Annual Meeting held April 23, 1996, the stockholders voted as follows:

                A.  Election of Class "A" Directors:
                                       Thomas R. Greenleaf
                    For:  490,921      Against:  15,880          Abstain:     --

                                       Louis N. Teti
                    For:  494,556      Against:  12,245          Abstain:     --

                                       James H. Thornton
                    For:  495,827      Against:  10,974          Abstain:     --

                B. Ratification of appointment of KPMG Peat Marwick LLP as independent public accountants of the Corporation.

                    For:  503,273      Against:   2,998          Abstain:    530

ITEM 5.   OTHER INFORMATION

                Not Applicable

ITEM 6.
           (a)  EXHIBITS:

                Not Applicable

           (b)  REPORTS ON FORM 8-K

                Not Applicable

                                   SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       DNB FINANCIAL CORPORATION
                                                              (Registrant)



DATE:  May 6, 1996                               /S/ Henry F. Thorne
                                                 -------------------
                                                 Henry F. Thorne, President
                                                 and Chief Executive Officer



DATE:  May 6, 1996                               /S/ Bruce E. Moroney
                                                 --------------------
                                                 Bruce E. Moroney
                                                 Chief Financial Officer