Form 10-Q
period 1996-06-30
DNB FINANCIAL CORP /PA/
filed 1996-08-15
CIK 713671

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities  Exchange
 Act of 1934.
                  For the quarterly period ended: June 30, 1996
                                                        or
[] Transition report pursuant to Section 13 or 15(d) of the Securities  Exchange
 Act of 1934.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  [X] Yes                             [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock ($10.00 Par Value)                               658,793
           (Class)                                     (Shares Outstanding as of
                                                            August 14, 1996)
- ---------------------------------------------------------------------------

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY

                                      INDEX

PART  I - FINANCIAL INFORMATION                                         PAGE NO.

ITEM 1.       FINANCIAL STATEMENTS:

     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
     June 30, 1996 and December 31, 1995                                   3

     CONSOLIDATED STATEMENTS OF OPERATIONS
     Three Months Ended June 30, 1996 and 1995                             4

     CONSOLIDATED STATEMENTS OF OPERATIONS
     Six Months Ended June 30, 1996 and 1995                               5

     CONSOLIDATED STATEMENTS OF CASH FLOWS
     Six Months Ended June 30, 1996 and 1995                               6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     June 30, 1996 and December 31, 1995                                   7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                9

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS                                           17

ITEM 2.       CHANGE IN SECURITIES                                        17

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                             17

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF                          17
              SECURITY HOLDERS

ITEM 5.       OTHER INFORMATION                                           17

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                            17

SIGNATURES                                                                18

Consolidated Statements of Financial Condition

                                                      June 30,      December 31,
                                                        1996            1995
Assets
Cash and due from banks ..................           $9,415,894       $8,154,175
Federal funds sold ............................       1,293,000        7,640,000
Securities available for sale (cost $16,683,147
   in 1996 and $13,271,018 in 1995) ...........      16,507,896       13,339,451
Investment securities (market value $48,726,802
   in 1996 and $38,943,606 in 1995) ...........      49,569,088       38,450,977
Loans .........................................     116,270,296      118,307,769
Less:
   Unearned discount on installment loans .....        (311,475)       (422,358)
   Allowance for possible loan losses .........      (5,245,700)     (5,514,600)
                                                  -------------    -------------
Net loans .....................................     110,713,121      112,370,811
                                                  -------------    -------------
Office property and equipment, net ............       4,135,129        4,252,253
Accrued interest receivable ...................       1,616,175        1,648,186
Other real estate owned .......................       1,536,287          810,263
Deferred income tax asset .....................       1,060,312        1,034,520
Other assets ..................................       1,181,494        1,080,402
                                                  -------------    -------------
Total assets ..................................   $ 197,028,396    $ 188,781,038
                                                  =============     ============

Liabilities and Stockholders' Equity
Liabilities
Non-interest-bearing deposits .................   $  25,175,739    $  22,936,240
Interest-bearing deposits:
   NOW ........................................      27,251,532       27,484,736
   Money market ...............................      17,299,878       16,333,386
   Savings ....................................      29,504,375       29,223,690
   Time .......................................      74,549,453       69,030,876
                                                  -------------    -------------
Total deposits ................................     173,780,977      165,008,928
                                                  -------------    -------------
Repurchase agreements .........................       6,960,897        8,218,709
Accrued interest payable ......................         471,758          458,943
Other liabilities .............................         792,053          739,499
                                                  -------------    -------------
Total liabilities .............................     182,005,685      174,426,079
                                                  -------------    -------------

Stockholders' Equity
Preferred stock, $10.00 par value;
   1,000,000 shares authorized; none issued ...            --               --
Common stock, $10.00 par value;
   5,000,000 shares authorized;
   658,793 issued and outstanding .............       6,587,930        6,587,930
Surplus .......................................       4,295,289        4,112,869
Retained earnings .............................       4,295,466        3,592,242
Net unrealized (loss) gain on securities
   available for sale, net of tax .............        (155,974)          61,918
                                                  -------------    -------------

Total stockholders' equity ....................      15,022,711       14,354,959
                                                  -------------    -------------
Total liabilities and stockholders' equity ....   $ 197,028,396    $ 188,781,038
                                                  =============    =============

See  accompanying  notes to  consolidated  financial statements.

Consolidated Statements of Operations

                                                            For Three Months Ended June 30
                                                                    1996          1995
Interest Income:
Interest and fees on loans                                       $2,621,338   $2,656,961
Interest on investment securities:
   Taxable                                                        1,022,789      766,944
Interest on Federal funds sold                                      115,494       77,125
                                                                   --------     --------
Total interest income                                             3,759,621    3,501,030
                                                                   --------     --------

Interest Expense:
Interest on time deposits                                         1,011,398      858,156
Interest on NOW, money market and savings                           465,203      515,328
Interest on repurchase agreements                                    95,673       41,846
Interest on Federal funds purchased                                    --            361
                                                                   --------     --------
     Total interest expense                                       1,572,274    1,415,691
                                                                  ---------     --------
Net interest income                                               2,187,347    2,085,339
                                                                   --------     --------
Provision for possible loan losses                                     --             52
Net interest income after provision for possible loan losses .    2,187,347    2,085,287
                                                                   --------     --------
Non-interest Income:
Service charges                                                      73,813       79,501
Trust income                                                         59,801       67,151
Other                                                                57,646       49,861
                                                                   --------     --------
     Total non-interest income                                      191,260      196,513
                                                                   --------     --------
Non-interest Expense:
Salaries and employee benefits                                      932,674      943,732
Occupancy                                                            96,293      113,208
Furniture and equipment                                             155,424      206,777
FDIC insurance                                                       12,021      105,974
Professional and consulting                                          72,786      130,828
Printing and supplies                                                63,244       53,895
Insurance                                                            31,962       48,935
Advertising and marketing                                            64,455       68,436
PA shares tax                                                        34,782       34,931
Postage                                                              23,039       24,252
Other                                                               155,279      134,600
                                                                   --------     --------
     Total non-interest expense                                   1,641,959    1,865,568
                                                                   --------     --------
Income before income taxes                                          736,648      416,232
Income tax expense                                                  140,000         --
                                                                   --------     --------
     Net income                                                  $  596,648   $  416,232
                                                                   ========     ========
Common Share Data:
Net income per share                                             $     0.91   $     0.63
Cash dividends per share                                               0.15         0.05
Weighted average number of common shares
outstanding                                                         658,793      658,793
                                                                   ========     ========

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations

                                                           For Six Months Ended June 30
                                                                    1996         1995

Interest Income:
Interest and fees on loans                                       $5,270,518   $5,149,062
Interest on investment securities:
     Taxable                                                      1,905,942    1,473,524
     Exempt from Federal taxes                                         --            483
Interest on Federal funds sold                                      218,043       96,562
                                                                 ----------   ----------
     Total interest income                                        7,394,503    6,719,631
                                                                 ----------   ----------

Interest Expense:
Interest on time deposits                                         1,997,544    1,559,310
Interest on NOW, money market and savings                           947,912    1,036,746
Interest on repurchase agreements                                   188,751       59,818
Interest on Federal funds purchased                                     999        7,418
                                                                 ----------   ----------
     Total interest expense                                       3,135,206    2,663,292
                                                                 ----------   ----------
Net interest income                                               4,259,297    4,056,339
                                                                 ----------   ----------
Provision for possible loan losses                                     --            114
Net interest income after provision for possible loan losses .    4,259,297    4,056,225
                                                                 ----------   ----------
Non-interest Income:
Service charges                                                     153,038      162,613
Trust income                                                        129,860      148,472
Other                                                               101,399       94,407
                                                                 ----------   ----------
     Total non-interest income                                      384,297      405,492
                                                                 ----------   ----------
Non-interest Expense:
Salaries and employee benefits                                    1,887,729    1,825,134
Occupancy                                                           219,526      221,004
Furniture and equipment                                             325,074      422,209
FDIC insurance                                                       23,720      211,947
Professional and consulting                                         153,711      207,285
Printing and supplies                                               120,678      125,580
Insurance                                                            64,492      100,244
Advertising and marketing                                           106,071      124,758
PA shares tax                                                        69,563       70,575
Postage                                                              66,781       57,980
Other                                                               312,908      298,976
                                                                 ----------   ----------
     Total non-interest expense                                   3,350,253    3,665,692
                                                                 ----------   ----------
Income before income taxes                                        1,293,341      796,025
Income tax expense                                                  243,000         --
                                                                 ----------   ----------
     Net income                                                  $1,050,341$     796,025
                                                                 ==========   ==========
Common Share Data:
Net income per share                                             $     1.59   $     1.21
Cash dividends per share                                               0.25         0.10
Weighted average number of common shares
outstanding                                                         658,793      658,793


See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

                                                                      For Six Months Ended June 30
                                                                         1996             1995
Net income                                                          $  1,050,341    $    796,025
Adjustments to reconcile net income to net cash provided
   (used) by operating activities:
Depreciation and amortization                                            173,745         126,743
Provision for possible loan losses                                          --               114
Provision for OREO                                                          --             7,254
Loss on sale of securities                                                  --             2,387
Decrease (increase) in interest receivable                                32,011        (327,958)
Increase in other assets, net                                           (101,092)       (458,081)
Increase in interest payable                                              12,815          86,900
Decrease in current taxes payable                                        (17,000)       (150,259)
Increase (decrease) in other liabilities                                  69,554          (2,477)
Decrease in unearned discount                                           (110,883)       (187,319)
                                                                    ------------    ------------
Net Cash Provided (Used) By Operating Activities                       1,109,491        (106,671)
                                                                    ------------    ------------

Cash Flows From Investing Activities:
Proceeds from maturities of securities                                16,946,969      12,123,212
Purchase of securities AFS                                            (8,223,388)           --
Purchase of securities HTM                                           (23,217,460)    (15,941,582)
Proceeds from sale of AFS securities                                        --         1,974,999
Proceeds from sale of HTM securities                                        --         2,993,906
Proceeds from sale of OREO                                                  --           110,200
Net decrease (increase) in loans                                       1,042,549      (4,433,679)
Proceeds from sales of bank property & equipment                          13,340            --
Purchase of bank property and equipment                                 (106,322)       (191,669)
                                                                    ------------    ------------
Net Cash Used By Investing Activities                                (13,544,312)     (3,364,613)
                                                                    ------------    ------------

Cash Flows From Financing Activities:
Net increase in deposits                                               8,772,049       9,627,127
(Decrease) increase in repurchase agreements                          (1,257,812)      3,690,427
Dividends paid                                                          (164,697)        (66,865)
                                                                    ------------    ------------
Net Cash Provided By Financing Activities                              7,349,540      13,250,689
                                                                    ------------    ------------
Net Change in Cash and Cash Equivalents                               (5,085,281)      9,779,405
Cash and Cash Equivalents at Beginning of Period                      15,794,175       6,866,009
                                                                    ------------    ------------
Cash and Cash Equivalents at End of Period                          $ 10,708,894    $ 16,645,414
                                                                    ============    ============

Supplemental Disclosure Of Cash Flow Information:
Cash paid during the period for:
Interest                                                            $  3,122,391    $  2,576,393
Taxes                                                                    260,000         150,259

Supplemental Disclosure Of Non-cash Flow Information:
Change in unrealized (loss) gain on AFS securities                  ($   217,892)   $     29,985
Change in deferred tax asset on unrealized loss on AFS securities         25,792            --
Transfer on loans to OREO                                                726,024          95,000
                                                                    ============    ============

See accompanying notes to consolidated financial statements.

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:   BASIS OF PRESENTATION AND RESTATEMENT

     The accompanying consolidated financial statements of DNB Financial Corporation (referred to herein as the "Company" or the "Registrant" or the "Corporation") and its subsidiary, Downingtown National Bank (the "Bank"), have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 1995.

NOTE 2:   INCOME TAXES

          The rate used for income taxes during the three and six months ended June 30, 1996 was less than the statutory rate and no income taxes were expensed during the three and six months ended June 30, 1995 because the Company recognized certain tax benefits relating primarily to the provisions for possible loan losses recorded in prior years.

NOTE 3:   NET INCOME PER SHARE

          Net income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Earnings dilution caused by common stock equivalents does not exceed three percent (3%), therefore they are not included in the total weighted average. The weighted average number of shares of common stock outstanding was 658,793 for the three and six month periods ended June 30, 1996 and 1995. Per share net income, number of shares, and dividends have been adjusted for both five percent (5%) stock dividends paid during 1995.

NOTE 4:   RECENT ACCOUNTING PRONOUNCEMENTS

     .........In  March 1995,  the FASB issued SFAS No. 121,  Accounting for the
Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of ("SFAS No. 121"). This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and that any related impairment be based on the fair value of the asset. In addition, long-lived assets to be disposed of must generally be reported at the lower of carrying amount or fair value, less cost to sell. The effect of the implementation of SFAS No. 121 as of January 1, 1996 was immaterial to the Corporation's results of operations, financial condition and stockholders' equity.

     .........In  October  1995,  the FASB issued SFAS No. 123,  Accounting  for
Stock-based Compensation ("SFAS No. 123"). This statement encourages the adoption of fair value accounting for stock-based compensation issued to employees. Further, in the event that fair value accounting is not adopted, the statement requires proforma disclosure of net income and earnings per share as if fair value accounting had been adopted. SFAS No. 123 is required to be adopted by the Corporation in 1996. Management did not adopt fair value accounting for stock-based compensation issued to employees and, therefore, this statement had no effect on the Corporation's results of operations, financial condition and stockholders' equity.

     .........In June 1996, the FASB issued SFAS issued No. 125,  Accounting for
Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 125"). This statement supersedes and amends certain existing standards by providing consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Under SFAS 125, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS 125 is required to be effective for transactions occurring after December 31, 1996 and is to be applied prospectively. Management has not yet evaluated the impact this standard will have on the financial statements.

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Changes in Financial Condition

The Company's total assets were $197.0 million at June 30, 1996 compared to $188.8 million at December 31, 1995. Total loans, net of unearned discount, were $116.0 million, down 1.6% from December 31, 1995. Investment securities (AFS and
HTM) totaled $66.1 million, up $14.3 million or 27.6% from December. Federal funds sold were $1.3 million at June 30, 1996, down $6.3 million from December. The increase in investments was caused by the purchase of U. S. Treasury and Agency securities, funded by the decrease in Federal fund sold and net increase in deposits and borrowings.

Deposits and other borrowings at June 30, 1996 totaled $180.7 million, compared to $173.2 million at December 31, 1995. Increases of $5.5 million and $2.2 million and $1.2 million in time, non-interest bearing and savings and money market (combined) deposits were partially offset by decreases of $1.3 million in repurchase agreements and $233,000 in NOW accounts. The increase in time deposits was the result of a limited certificate of deposit promotion initiated during the second quarter.

At June 30, 1996, total stockholders' equity was $15.0 million or $22.80 per share, compared to $14.4 million or $21.79 per share at December 31, 1995. The increase in stockholders' equity was the result of net income of $1.1 million for the six months ended June 30, 1996, offset by dividends paid of approximately $165,000 or $.25 per share.

Results of Operations

Net Interest Income

The Corporation's earnings performance is primarily dependent upon its level of net interest income, which is the excess of interest earned on loans, investments and Federal funds sold over interest expense on deposits and other borrowings.

Net interest income increased $102,000 or 4.9% to $2.2 million for the three month period and $203,000 or 5.0% to $4.3 million for the six month period ended June 30, 1996. As shown in the first table, the increase in net interest income for the three month period ended June 30, 1996 was largely attributable to the positive effects of volume and, to a lesser degree, the positive effects of rate. The positive impact from volume of $85,000 was primarily attributable to higher levels of securities. The benefit from these higher levels was offset somewhat by a higher average volume of time deposits and repurchase agreements. There was a $16,000 net benefit from changes in rate. The primary contributing factors were improved yields on securities as well as lower yields on deposits and borrowings.

For the six month period ended June 30, 1996, the $203,000 increase was attributable to both rate and volume ($113,000 and $90,000, respectively). The positive impact from rates was attributable to an improved yield on the securities portfolio as short term securities matured and were reinvested at higher yields. In addition, the yield on the loan portfolio increased due to a reduction in the level of non-performing loans. The increased interest income due to rates was partially offset by an $81,000 increase in time deposits expense attributable to rates. The positive impact from volume was attributable to higher volumes of securities ($9.0 million on average), and loans ($2.1 million on average), and Federal funds sold ($4.7 million on average) offset by an increase in the volume of time deposits ($13.0 million on average) and repurchase agreements ($5.2 million on average).

The following tables sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three and six months ended June 30, 1996 and 1995. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (i) changes in rate (change in rate multiplied by old volume) and (ii) changes in volume (change in volume multiplied by old rate). The net change attributable to the combined impact of rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

                                                                      Three Months Ended June 30, 1996
                                                                              Compared to 1995
                                                                          Increase (Decrease) Due to
(Dollars in Thousands)                                               Rate           Volume        Total
                                                                   -------          ------       -------
Interest-earning assets:
Loans                                                                $ (55)         $  20         $ (35)
Securities                                                              34            222           256
Federal funds sold                                                      (3)            41            38
                                                                      -----         -----         -----
     Total                                                             (24)           283           259
                                                                      -----         -----         -----

Interest-bearing liabilities:
Savings deposits                                                       (28)           (22)          (50)
Time deposits                                                          (10)           163           153
Federal funds purchased                                                 --             --            --
Repurchase agreements                                                   (4)            58            54
                                                                      -----         -----         -----
     Total                                                             (42)           198           157
                                                                      -----         -----         -----
Net Interest Income/interest rate spread                             $  16          $  85         $ 102
                                                                      =====         =====         =====

                                                                     Six Months Ended June 30, 1996
                                                                           Compared to 1995
                                                                      Increase (Decrease) Due to
(Dollars in Thousands)                                           Rate           Volume             Total
                                                              ----------        ------           -------
Interest-earning assets:
Loans                                                               $  28          $  94          $ 122
Securities                                                            134            298            432
Federal funds sold                                                     (9)           130            121
                                                                     -----          -----         -----
     Total                                                            153            522            675
                                                                     -----          -----         -----

Interest-bearing liabilities:
Savings deposits                                                      (40)           (49)           (89)
Time deposits                                                          81            357            438
Federal funds purchased                                                --             (6)            (6)
Repurchase agreements                                                  (1)           130            129
                                                                     -----          -----         -----
     Total                                                             40            432            472
                                                                     -----          -----         -----
Net Interest Income/interest rate spread                            $ 113          $  90          $ 203
                                                                     =====          =====         =====

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

Determining the level of the allowance for possible loan losses at any given date is difficult, particularly in an uncertain economic environment. The Company's management must make estimates, using assumptions and information which are often subjective and rapidly changing. Management has continued its loan review program throughout the year.

The Company made no provisions for possible loan losses during the three and six month periods ended June 30, 1996 and 1995. This lack of provisions was attributable to management's belief that there has been no significant further deterioration in the loan portfolio, based on available information. In addition, recoveries of prior charge-offs, as well as a further reduction in the Bank's level of non-performing and classified assets, eliminated the need for any provision.

The following table summarizes the changes in the allowance for possible loan losses for the periods indicated. Real estate includes both residential and commercial real estate.

                                            6 Months         Year       6 Months
                                              Ended         Ended          Ended
(Dollars in Thousands)                       6/30/96       12/31/95      6/30/95
                                             -------       -------       -------
Beginning Balance                           $ 5,515       $ 5,645       $ 5,645
Provisions                                     --            --            --
Loans charged off:
       Real estate                             (274)          (25)          (10)
       Commercial                                (1)         (124)           (1)
       Installment                              (33)         (164)          (67)
                                            -------       -------       -------
           Total charged off                   (308)         (313)          (78)
Recoveries:
       Real estate                                1            86            82
       Commercial                                14            24            14
       Installment                               24            73            37
                                            -------       -------       -------
           Total recoveries                      39           183           133
                                            -------       -------       -------
Net (Charge-offs) Recoveries                   (269)         (130)           55
                                            -------       -------       -------
Ending Balance                              $ 5,246       $ 5,515       $ 5,700
                                            =======       =======       =======

Management believes that the Company has adequate reserves at June 30, 1996, however, it continues to monitor its loan portfolio and will make any adjustments as needed. In addition, loan classifications and loss reserves as determined by management of the Bank are subject to periodic examination by the OCC, the Federal Deposit Insurance Corporation and the Federal Reserve Bank. Management cannot predict with any degree of certainty whether a regulatory examination would require any changes in its loan classifications or adjustments to the allowance for possible loan losses. The Bank was examined by the OCC during the fourth quarter of 1995. The OCC's examination was as of September 30, 1995 for all matters. As a result of the examination, no additional provisions were required.

Non-Interest Income

Total non-interest income includes service charges on deposit products, trust commissions and fees received by the Corporation's Trust and Investment Services Division, and other less significant sources of income such as fees for safe deposit box rentals, issuing travelers' checks and money orders, collecting bills for local municipalities and similar activities.

For the three month period ended June 30, 1996, non-interest income was $191,000, compared to $196,000 for the same three month period in 1995. Trust income was down $7,000, service charges were down $6,000 while other income was up $8,000 during the three month period ended June 30, 1996, compared to the same period in 1995.

For the six month period ended June 30, 1996, non-interest income was $384,000, compared to $405,000 for the same period in 1995, down $21,000 or 5.2%. The decrease is largely attributable to a decline in Trust income of almost $19,000, a decrease in service charge income of $10,000, offset by a modest increase in other income of $7,000.

Non-Interest Expense

Non-interest expense includes salaries & employee benefits, occupancy, FDIC insurance, professional & consulting fees as well as printing & supplies, insurance, advertising and other less significant expense items. Management remains committed to controlling non-interest expenses by monitoring staffing levels and examining procedures and methods for cost savings within each functional area of the Bank.

Non-interest expenses decreased $224,000 to $1.6 million and $315,000 to $3.4 million for the three and six month periods ended June 30, 1996, respectively, from $1.9 million and $3.7 million for the comparable periods in 1995. The decrease during both periods resulted primarily from lower level of FDIC insurance premiums, furniture & equipment, professional and consulting and insurance expense.

Salaries & employee benefits decreased $11,000 or 1.2% to $933,000 for the three months ended June 30, 1996 compared to $944,000 for the same period in 1995. The decrease was caused by a reduction in the average number of full-time equivalent employees during these comparable periods. Salaries & employee benefits increased $63,000 or 3.4% to $1.9 million for the six months ended June 30, 1996 compared to $1.8 million for the same period in 1995. The increase in this category has been caused by normal salary merit increases and increases in other benefit/incentive plans offered by the Corporation.

Furniture & equipment expense decreased approximately $51,000 or 24.8% to $155,000 and $97,000 or 23.0% to $325,000 for the three and six months ended June 30, 1996, compared to the same periods in 1995. During the first quarter of 1995, the Company operated and incurred costs for two MIS systems during a computer conversion.
There was no duplication of expenditures in this area in 1996.

FDIC insurance decreased $94,000 or 88.7% to $12,000 and $188,000 or 88.8% to $24,000 for the three and six months ended June 30, 1996 compared to the same periods in 1995. The reduction in FDIC insurance premium was the result of lower insurance rates due to the recapitalization by the Bank Insurance Fund ("BIF") as it reached its required level of 1.25% of BIF insured deposits.

Professional & consulting expense decreased approximately $58,000 or 44.4% to $73,000 and $54,000 or 25.9% to $154,000 for the three and six months ended June 30, 1996 compared to the same periods in 1995. Professional & consulting expense in 1995 included professional and legal services associated with DNB Financial Corporation's Stock Option Plan as well as for costs associated with strategic planning. There were no such expenses in 1996.

Insurance expense, which includes the Corporation's fidelity bond, commercial package, workers compensation and directors & officers liability, decreased $17,000 or 34.7% to $32,000 and $36,000 or 35.7% to $64,000 for the three and six months ended June 30, 1996 compared to 1995. Insurance expense continues to decrease as the Bank recognizes the full benefit from lower premium quotes obtained on the above policies during 1995 and the beginning of 1996.

Advertising & marketing expense decreased $4,000 or 5.8% to $64,000 and $19,000 or 15.0% to $106,000 for the three and six months ended June 30, 1996 compared to 1995. Advertising & marketing expense in 1995 included additional costs associated with several limited deposit promotions initiated in the first and second quarter.

These decreases were offset slightly by a modest increase in "other expenses". Other expenses include such items as OREO expense, satisfaction fees, appraisal fees, telephone & fax expense and other miscellaneous expenses. Other expenses increased $21,000 or 15.4% to $155,000 and $14,000 or 4.7% to $313,000 for the
three and six months ended June 30, 1996 compared to 1995. The increase in this category was caused by additional costs incurred to manage and supervise the Bank's OREO properties.

Income Taxes

Income tax expense was $140,000 and $243,000 for the three and six months ended June 30, 1996. No income taxes were expensed during the first six months of 1995. The rates used for income taxes for both periods were less than the statutory rate as the Corporation recognized certain tax benefits relating to the provisions for possible loan losses recorded in prior years.

Asset Quality

     Non-performing assets are comprised of nonaccrual loans, loans delinquent over ninety days and still accruing and Other Real Estate Owned ("OREO"). Nonaccrual loans are loans for which the accrual of interest ceases when the collection of principal or interest payments is determined to be doubtful by management. It is the policy of the Company to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier, if considered prudent. Interest received on such loans is applied to the principal balance, or may in some instances, be recognized as income on a cash basis.

OREO consists of real estate acquired by foreclosure or deed in lieu of foreclosure. OREO is carried at the lower of cost or estimated fair value, less estimated disposition costs.

Any significant change in the level of nonperforming assets is dependent to a large extent on the economic climate within the Company's markets, the financial condition of the Bank's borrowers and to the efforts of management to reduce the level of such assets.

The following table sets forth those assets that are: (i) on nonaccrual  status,
(ii) contractually delinquent by 90 days or more and still accruing (iii) other real estate owned as a result of foreclosure or voluntary transfer to the Company.

                                            June 30   Dec. 31  June 30
(Dollars in Thousands)                        1996     1995     1995
                                              ----     ----     ----

Nonaccrual Loans
     Residential mortgage                    $  849   $1,355   $1,604
     Commercial mortgage                      1,150    1,832    1,963
     Commercial                                 845      722    1,249
     Personal                                   196      237      304
                                             ------   ------   ------
Total nonaccrual loans                        3,040    4,146    5,120
Loans 90 days past due and still accruing:
     Installment/Student                        324      129       66
Total non-performing loans                    3,364    4,275    5,186
Other real estate owned                       1,536      810      423
                                             ------   ------   ------
Total non-performing assets                  $4,900   $5,085   $5,609
                                             ======   ======   ======

If interest income had been recorded on nonaccrual loans and trouble debt restructurings, interest would have been increased as shown in the following table:

                                               6 Months   Year    6 Months
                                                 Ended   Ended     Ended
(Dollars in thousands)                          6/30/96 12/31/95  6/30/95
                                                -------  ------    -------

Interest income which would have been recorded
       under original terms                      $ 127    $ 353    $ 220
Interest income recorded during the period         (28)    (222)     (33)
                                                 -----    -----    -----
Net impact on interest income                    $  99    $ 131    $ 187
                                                 =====    =====    =====

     As of June 30, 1996, the Corporation had impaired loans with a total recorded investment of $1.3 million and an average recorded investment for the six month period ended June 30, 1996 of $1.6 million. As of June 30, 1996, the amount of recorded investment in impaired loans for which there is a related allowance for credit losses and the amount of the allowance is $191,000 and $107,000, respectively. The amount of the recorded investment in impaired loans for which there was no related allowance for credit losses at June 30, 1996 is $1.2 million. Total cash collected on impaired loans was credited to the outstanding principal balance in the amount of $50,000 during the six months ended June 30, 1996. No interest income was recorded on such loans.

     The following table sets forth the Company's asset quality and allowance coverage ratios at the dates indicated:

                                                              June 30   Dec. 31   June 30
                                                               1996      1995       1995
                                                               ----      ----       ----

Non-performing Loans/Total Loans                               2.90%     3.63%     4.42%
Non-performing Assets/Total Loans and OREO                     4.17      4.29      4.76
Allowance for Loan & Lease Losses/Total Loans                  4.52      4.68      4.86
Allowance for Loan & Lease Losses/Total Loans and OREO         4.46      4.65      4.84
Allowance for Loan & Lease Losses/Non-performing Assets      107.06    108.46    101.62
Allowance for Loan & Lease Losses/Non-performing Loans       155.95    129.01    109.91

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

At June 30, 1996 the Company has $1.4 million in commitments to fund commercial real estate, construction and land development. In addition, the Company had commitments to fund $0.6 million in home equity lines of credit and $10.3 million in other unused commitments. Management anticipates the majority of these commitments will be funded by means of normal cash flows. In addition, $37.2 million of certificates of deposit at the Company are scheduled to mature during the six months ending December 31, 1996. Management believes that the majority of such deposits will be reinvested with the Company and that certificates that are not renewed will be funded by maturing loans and investments.

Stockholders' equity increased to $15.0 million at June 30, 1996 as a result of the $1,051,000 profit reported for the six months then ended and after dividends paid totaling approximately $165,000 year to date. In addition, the Federal Reserve Board requires bank holding companies to maintain similar capital levels. Management believes that the Bank is adequately capitalized and as a result of the Bank's common equity position, the Bank's risk-based capital ratios exceed the 1996 regulatory required minimums. The following table summarizes data and ratios pertaining to the Bank's capital structure.

(Dollars in Thousands)                                             June 30, 1996
                                                                    ------------
Tier I Capital:
   Common stock                                                          $ 6,588
   Surplus                                                                 4,295
   Retained earnings                                                       4,296
                                                                         -------
       Total                                                              15,179
Tier II Capital                                                            1,604
                                                                         -------
Total Capital                                                            $16,783
                                                                         =======

                                                                          Required   Current  Excess
                                                                           ------    ------   ------
Leverage                                                                     5.00%    7.70%   2.70%
Tier I                                                                       4.00    12.17    8.17
Risk-based                                                                   8.00    13.46    5.46


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

                Not Applicable

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

                                        DNB FINANCIAL CORPORATION
                                              (Registrant)


                                         /S/ Henry F. Thorne
DATE:  August 14, 1996                 ________________________________
                                          Henry F. Thorne, President
                                          and Chief Executive Officer


                                        /S/ Bruce E. Moroney
DATE:  August 14, 1996                 _________________________________
                                          Bruce E. Moroney
                                          Chief Financial Officer

                                   SIGNATURES

     Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              DNB FINANCIAL CORPORATION
                                                      (Registrant)



DATE:  August 14, 1996                              /S/ Henry F. Thorne
                                                    -------------------
                                              Henry F. Thorne, President
                                             and Chief Executive Officer



DATE:  August 14, 1996                              /S/ Bruce E. Moroney
                                                    --------------------

                                                 Chief Financial Officer