Form 10-Q
period 1996-09-30
DNB FINANCIAL CORP /PA/
filed 1996-11-14
CIK 713671

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (MARK ONE)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
               For the quarterly period ended: September 30, 1996
                                     or
     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

               [X] Yes                                      [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock ($10.00 Par Value)                        658,793
     (Class)                                           (Shares Outstanding as of
                                                            November 14, 1996)
---------------------------------------------------------------------------

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY

                                      INDEX

PART  I - FINANCIAL INFORMATION                                         PAGE NO.

ITEM 1.       FINANCIAL STATEMENTS:

     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
     September 30, 1996 and December 31, 1995                              3

     CONSOLIDATED STATEMENTS OF OPERATIONS
     Three Months Ended September 30, 1996 and 1995                        4

     CONSOLIDATED STATEMENTS OF OPERATIONS
     Nine Months Ended September 30, 1996 and 1995                         5

     CONSOLIDATED STATEMENTS OF CASH FLOWS
     Nine Months Ended September 30, 1996 and 1995                         6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     September 30, 1996 and December 31, 1995                              7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                9

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS                                           17

ITEM 2.       CHANGE IN SECURITIES                                        17

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                             17

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF                          17
              SECURITY HOLDERS

ITEM 5.       OTHER INFORMATION                                           17

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                            17

SIGNATURES                                                                18

Consolidated Statements of Financial Condition

                                                    September 30,   December 31,
                                                        1996             1995
Assets
Cash and due from banks                           $   9,184,741    $   8,154,175
Federal funds sold                                    7,032,000        7,640,000
Securities available for sale (cost $18,862,327
     in 1996 and $13,271,018 in 1995)                18,741,808       13,339,451
Investment securities (market value $48,870,239
     in 1996 and $38,943,606 in 1995)                49,264,291       38,450,977
Loans                                               116,811,988      118,307,769
Less:
     Unearned discount on installment loans           (269,359)        (422,358)
     Allowance for possible loan losses             (5,085,164)      (5,514,600)
                                                  -------------    -------------
Net loans                                           111,457,465      112,370,811
                                                  -------------    -------------
Office property and equipment, net                    4,047,095        4,252,253
Accrued interest receivable                           1,637,339        1,648,186
Other real estate owned                               1,095,892          810,263
Deferred income tax asset                             1,065,139        1,034,520
Other assets                                          2,733,197        1,080,402
                                                  -------------    -------------
Total assets                                      $ 206,258,967    $ 188,781,038
                                                  =============    =============

Liabilities and Stockholders' Equity
Liabilities
Non-interest-bearing deposits                     $  24,916,031    $  22,936,240
Interest-bearing deposits:
     NOW                                             26,619,391       27,484,736
     Money market                                    17,465,551       16,333,386
     Savings                                         28,771,534       29,223,690
     Time                                            77,572,559       69,030,876
                                                  -------------    -------------
Total deposits                                      175,345,066      165,008,928
                                                  -------------    -------------
Repurchase agreements                                14,003,865        8,218,709
Accrued interest payable                                488,148          458,943
Other liabilities                                       787,747          739,499
                                                  -------------    -------------
Total liabilities                                   190,624,826      174,426,079
                                                  -------------    -------------

Stockholders' Equity
Preferred stock, $10.00 par value;
     1,000,000 shares authorized; none issued              --               --
Common stock, $10.00 par value;
     5,000,000 shares authorized;
     658,793 issued and outstanding                   6,587,930        6,587,930
Surplus                                               4,382,981        4,112,869
Retained earnings                                     4,759,645        3,592,242
Net unrealized (loss) gain on securities
     available for sale, net of tax                     (96,415)          61,918
                                                  -------------    -------------

Total stockholders' equity                           15,634,141       14,354,959
                                                  -------------    -------------
Total liabilities and stockholders' equity        $ 206,258,967    $ 188,781,038
                                                  =============    =============

See  accompanying  notes to  consolidated  financial statements.

Consolidated Statements of Operations

                                                        For Three Months Ended September 30
                                                                 1996          1995
Interest Income:
Interest and fees on loans                                     $2,648,313   $2,630,174
Interest on investment securities:
     Taxable                                                    1,133,330      804,114
Interest on Federal funds sold                                     74,352      113,808
                                                               ----------   ----------
     Total interest income                                      3,855,995    3,548,096
                                                               ----------   ----------

Interest Expense:
Interest on time deposits                                       1,040,712      927,545
Interest on NOW, money market and savings                         479,969      503,472
Interest on repurchase agreements                                 122,584       83,263
Interest on Federal funds purchased                                 1,963          331
                                                               ----------   ----------
     Total interest expense                                     1,645,228    1,514,611
                                                               ----------   ----------
Net interest income                                             2,210,767    2,033,485
                                                               ----------   ----------
Provision for possible loan losses                                   --           --
Net interest income after provision for possible loan losses    2,210,767    2,033,485
                                                               ----------   ----------
Non-interest Income:
Service charges                                                    87,287       92,292
Trust income                                                       78,873       75,258
Other                                                              72,097       35,812
                                                               ----------   ----------
     Total non-interest income                                    238,257      203,362
                                                               ----------   ----------
Non-interest Expense:
Salaries and employee benefits                                    903,397      921,003
Occupancy                                                         111,084      112,607
Furniture and equipment                                           162,935      170,720
FDIC insurance                                                     12,221       17,056
Professional and consulting                                        69,167       78,797
Printing and supplies                                              41,907       58,006
Insurance                                                          22,249       28,108
Advertising and marketing                                          48,054       29,001
PA shares tax                                                      34,781       34,931
Postage                                                            31,856       32,401
Other                                                             175,682      128,949
                                                               ----------   ----------
     Total non-interest expense                                 1,613,333    1,611,579
                                                               ----------   ----------
Income before income taxes                                        835,691      625,268
Income tax expense                                                185,000       75,000
                                                               ----------   ----------
     Net income                                                $  650,691   $  550,268
                                                               ==========   ==========
Common Share Data:
Net income per share                                           $     0.99   $     0.84
Cash dividends per share                                             0.15         0.05
Weighted average number of common shares
     outstanding                                                  658,793      658,793
                                                               ==========   ==========

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations

                                                         For Nine Months Ended September 30
                                                                  1996            1995
Interest Income:
Interest and fees on loans                                     $ 7,918,831   $ 7,779,236
Interest on investment securities:
     Taxable                                                     3,039,272     2,277,638
     Exempt from Federal taxes                                        --             483
Interest on Federal funds sold                                     292,395       210,370
                                                               -----------   -----------
     Total interest income                                      11,250,498    10,267,727
                                                               -----------   -----------

Interest Expense:
Interest on time deposits                                        3,038,256     2,486,855
Interest on NOW, money market and savings                        1,427,881     1,540,218
Interest on repurchase agreements                                  311,335       143,081
Interest on Federal funds purchased                                  2,962         7,749
                                                               -----------   -----------
     Total interest expense                                      4,780,434     4,177,903
                                                               -----------   -----------
Net interest income                                              6,470,064     6,089,824
                                                               -----------   -----------
Provision for possible loan losses                                    --             114
Net interest income after provision for possible loan losses     6,470,064     6,089,710
                                                               -----------   -----------
Non-interest Income:
Service charges                                                    240,325       254,905
Trust income                                                       208,733       223,730
Other                                                              173,496       130,219
                                                               -----------   -----------
     Total non-interest income                                     622,554       608,854
                                                               -----------   -----------
Non-interest Expense:
Salaries and employee benefits                                   2,791,126     2,746,137
Occupancy                                                          330,610       333,611
Furniture and equipment                                            488,009       592,929
FDIC insurance                                                      35,941       229,003
Professional and consulting                                        222,878       286,082
Printing and supplies                                              162,585       183,586
Insurance                                                           86,741       128,352
Advertising and marketing                                          154,125       153,759
PA shares tax                                                      104,344       105,506
Postage                                                             98,637        90,381
Other                                                              488,590       427,925
                                                               -----------   -----------
     Total non-interest expense                                  4,963,586     5,277,271
                                                               -----------   -----------
Income before income taxes                                       2,129,032     1,421,293
Income tax expense                                                 428,000        75,000
                                                               -----------   -----------
     Net income                                                $ 1,701,032   $ 1,346,293
                                                               ===========   ===========
Common Share Data:
Net income per share                                           $      2.58   $      2.04
Cash dividends per share                                              0.40          0.15
Weighted average number of common shares
     outstanding                                                   658,793       658,793
                                                               ===========   ===========


See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

                                                                  For Nine Months Ended September 30
                                                                         1996             1995

Cash Flows From Operating Activities:
Net income                                                          $  1,701,032    $  1,346,293
Adjustments to reconcile net income to net cash provided
   by operating activities:
Depreciation and amortization                                            255,286         226,903
Provision for possible loan losses                                          --               114
Provision for OREO                                                          --             6,650
Gain on sale of OREO                                                      (7,239)            --
Loss on sale of securities                                                 3,414           2,387
Decrease (increase) in interest receivable                                10,847        (376,839)
Increase in other assets, net                                         (1,652,795)       (492,103)
Increase in interest payable                                              29,205         135,159
Increase in current taxes payable                                         68,000         (95,259)
Increase in deferred tax asset                                              --           (65,000)
(Decrease) increase in other liabilities                                 (19,752)        359,438
Decrease in unearned discount                                           (152,999)       (261,332)
                                                                    ------------    ------------
Net Cash Provided By Operating Activities                                234,999         786,411
                                                                    ------------    ------------

Cash Flows From Investing Activities:
Proceeds from maturities of securities                                23,020,907      17,603,260
Purchase of securities AFS                                           (14,211,592)           --
Purchase of securities HTM                                           (28,615,676)    (31,183,501)
Proceeds from sale of AFS securities                                   3,474,762       1,974,999
Proceeds from sale of HTM securities                                        --         2,993,906
Proceeds from sale of OREO                                               302,225         168,000
Net decrease (increase) in loans                                         485,730      (4,446,539)
Purchase of bank property and equipment                                 (126,566)       (669,838)
                                                                    ------------    ------------
Net Cash Used By Investing Activities                                (15,670,210)    (13,559,713)
                                                                    ------------    ------------

Cash Flows From Financing Activities:
Net increase in deposits                                              10,336,138       9,774,626
Increase in repurchase agreement                                       5,785,156       7,747,049
Dividends paid                                                          (263,517)       (129,637)
                                                                    ------------    ------------
Net Cash Provided By Financing Activities                             15,857,777      17,392,038
                                                                    ------------    ------------
Net Change in Cash and Cash Equivalents                                  422,566       4,618,736
Cash and Cash Equivalents at Beginning of Period                      15,794,175       6,866,009
                                                                    ------------    ------------
Cash and Cash Equivalents at End of 0Period                         $ 16,216,741    $ 11,484,745
                                                                    ============    ============

Supplemental Disclosure Of Cash Flow Information:
Cash paid during the period for:
Interest                                                            $  4,751,229    $  4,042,744
Taxes                                                                    360,000         235,259

Supplemental Disclosure Of Non-cash Flow Information:
Transfer of loans to OREO                                           $    850,802    $    179,695
Change in unrealized (loss) gain on AFS securities                      (188,952)         25,931
Change in deferred tax asset on unrealized loss on AFS securities         30,619          65,000


See accompanying notes to consolidated financial statements

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:   BASIS OF PRESENTATION AND RESTATEMENT

     The accompanying consolidated financial statements of DNB Financial Corporation (referred to herein as the "Company" or the "Registrant" or the "Corporation") and its subsidiary, Downingtown National Bank (the "Bank"), have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 1995.

NOTE 2:   INCOME TAXES

     The rate used for income taxes during the three and nine months ended September 30, 1996 and 1995 was less than the statutory rate because the Company recognized certain tax benefits relating primarily to the provisions for possible loan losses recorded in prior years.

NOTE 3:   NET INCOME PER SHARE

     Net income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Earnings dilution caused by common stock equivalents does not exceed three percent (3%), therefore they are not included in the total weighted average. The weighted average number of shares of common stock outstanding was 658,793 for the three and nine month periods ended September 30, 1996 and 1995. Per share net income and dividends have been adjusted for both five percent (5%) stock dividends paid during 1995.

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

     In June 1996, the FASB issued SFAS issued No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 125"). This statement supersedes and amends certain existing standards by providing consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Under SFAS 125, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS 125 is required to be effective for transactions occurring after December 31, 1996 and is to be applied prospectively. Management has not yet evaluated the impact this standard will have on the financial statements.

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Changes in Financial Condition

The Company's total assets were $206.3 million at September 30, 1996 compared to $188.8 million at December 31, 1995. Total loans, net of unearned discount, were $116.5 million, down 1.1% from December 31, 1995. Investment securities (AFS and
HTM) totaled $68.0 million, up $16.2 million or 31.3% from December. Federal funds sold were $7.0 million at September 30, 1996, down $608,000 from December. The increase in investments was funded by increases in deposits and borrowings.

Deposits and other borrowings at September 30, 1996 totaled $189.3 million, compared to $173.2 million at December 31, 1995. Increases of $8.5 million, $2.0 million and $1.1 million in time, non-interest bearing and money market deposits were partially offset by decreases in savings and NOW accounts. The increase in time deposits was the result of certificate of deposit promotions initiated during the second and third quarters. Other borrowings increased $5.8 million or 70.4% to $14.0 million at September 30, 1996.

At September 30, 1996, total stockholders' equity was $15.6 million or $23.73 per share, compared to $14.4 million or $21.79 per share at December 31, 1995. The increase in stockholders' equity was the result of net income of $1.7 million for the nine months ended September 30, 1996, offset by dividends paid of approximately $264,000 or $.40 per share.

Results of Operations

Net Interest Income

The Corporation's earnings performance is primarily dependent upon its level of net interest income, which is the excess of interest earned on loans, investments and Federal funds sold over interest expense on deposits and other borrowings.

Net interest income increased $177,000 or 8.7% to $2.2 million for the three month period and $380,000 or 6.2% to $6.5 million for the nine month period ended September 30, 1996. As shown in the first table, the increase in net interest income for the three month period was largely attributable to the positive effects of volume and, to a lesser degree, the positive effects of rate. The positive impact from volume of $102,000 was primarily attributable to higher levels of securities. The benefit from these higher levels was offset somewhat by a higher average volume of time deposits and repurchase agreements. There was a $75,000 net benefit from changes in rate. The primary contributing factors were improved yields on securities as well as lower yields on deposits.

For the nine month period ended September 30, 1996, the $380,000 increase was attributable to both rate and volume ($194,000 and $186,000, respectively). The positive impact from rates was largely attributable to an improved yield on the securities portfolio as short term securities matured and were reinvested at higher yields. In addition, the cost of savings deposits decreased due to a reduction in rates during the year. The benefit of lower savings deposit expense was partially offset by a $39,000 increase in time deposits expense also attributable to rates. The positive impact from volume was attributable to higher volumes of securities ($12.1 million on average), and loans ($1.8 million on average), and Federal funds sold ($2.5 million on average) offset by an increase in the volume of time deposits ($12.4 million on average) and repurchase agreements ($4.4 million on average).

The following tables sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three and nine months ended September 30, 1996 and 1995. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (i) changes in rate (change in rate multiplied by old volume) and (ii) changes in volume (change in volume multiplied by old rate). The net change attributable to the combined impact of rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

                                               Three Months Ended September 30, 1996
                                                          Compared to 1995
                                                    ----------------------------
                                                            Change Due to
(Dollars in Thousands)                               Rate      Volume     Total
                                                    -------   -------    -------

Interest-earning assets:
Loans                                               $   3      $  15      $  18
Securities                                             18        311        329
Federal funds sold                                    (11)       (28)       (39)
                                                    -----      -----      -----
     Total                                             10        298        308
                                                    -----      -----      -----

Interest-bearing liabilities:
Savings deposits                                      (27)         4        (23)
Time deposits                                         (38)       151        113
Federal funds purchased                                --          2          2
Repurchase agreements                                  --         39         39
                                                    -----      -----      -----
     Total                                            (65)       196        131
                                                    -----      -----      -----
Net Interest Income/interest rate spread            $  75      $ 102      $ 177
                                                    =====      =====      =====

                                              Nine Months Ended September 30, 1996
                                                         Compared to 1995
                                                    ----------------------------
                                                           Change Due to
(Dollars in Thousands)                               Rate       Volume     Total
                                                    -------    -------   -------

Interest-earning assets:
Loans                                               $  17      $ 123      $ 140
Securities                                            151        610        761
Federal funds sold                                    (16)        98         82
                                                    -----      -----      -----
     Total                                            152        831        983
                                                    -----      -----      -----

Interest-bearing liabilities:
Savings deposits                                      (83)       (28)      (111)
Time deposits                                          39        512        551
Federal funds purchased                                (1)        (4)        (5)
Repurchase agreements                                   3        165        168
                                                    -----      -----      -----
     Total                                            (42)       645        603
                                                    -----      -----      -----
Net Interest Income/interest rate spread            $ 194      $ 186      $ 380
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

The Company made no provisions for possible loan losses during the three and nine month periods ended September 30, 1996 and 1995. This lack of provisions was attributable to management's belief that there has been no significant further deterioration in the loan portfolio, based on available information. In addition, the continued reduction in the Bank's level of non-performing and classified assets and lack of loan growth, eliminated the need for any provision.

The following table summarizes the changes in the allowance for possible loan losses for the periods indicated. Real estate includes both residential and commercial real estate.


                                            9 Months        Year        9 Months
                                             Ended         Ended           Ended
(Dollars in Thousands)                      9/30/96       12/31/95       9/30/95
                                            -------       -------        -------

Beginning Balance                           $ 5,515       $ 5,645       $ 5,645
Provisions                                      --            --            --
Loans charged off:
       Real estate                             (450)          (25)          (19)
       Commercial                                (7)         (124)          (45)
       Installment                              (42)         (164)         (105)
                                            -------       -------       -------
           Total charged off                   (499)         (313)         (169)
Recoveries:
       Real estate                                1            86            85
       Commercial                                36            24            18
       Installment                               32            73            56
                                            -------       -------       -------
           Total recoveries                      69           183           159
                                            -------       -------       -------
Net (Charge-offs) Recoveries                   (430)         (130)          (10)
                                            -------       -------       -------
Ending Balance                              $ 5,085       $ 5,515       $ 5,635
                                            =======       =======       =======

Management believes that the Company has adequate reserves at September 30, 1996, however, it continues to monitor its loan portfolio and will make any adjustments as needed. In addition, loan classifications and loss reserves as determined by management of the Bank are subject to periodic examination by the OCC, the Federal Deposit Insurance Corporation and the Federal Reserve Bank. Management cannot predict with any degree of certainty whether a regulatory examination would require any changes in its loan classifications or adjustments to the allowance for possible loan losses. The Bank was examined by the OCC during the fourth quarter of 1995. The OCC's examination was as of September 30, 1995 for all matters. As a result of the examination, no additional provisions were required.

Non-Interest Income

Total non-interest income includes service charges on deposit products, trust commissions and fees received by the Corporation's Trust and Investment Services Division, and other less significant sources of income such as fees for safe deposit box rentals, issuing travelers' checks and money orders, collecting bills for local municipalities and similar activities.

For the three month period ended September 30, 1996, non-interest income was $238,000 compared to $203,000 for the same three month period in 1995. This increase of $35,000 or 17.2% was due to rental income on OREO property, net gains on sale of OREO properties and increased other fee income.

For the nine month period ended September 30, 1996, non-interest income was $623,000 compared to $609,000 for the same period in 1995. The net increase of $14,000 or 2.3% was due largely to increased other income from OREO properties partially offset by decreased service charges and trust income.

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

Non-interest expense for the three month periods ended September 30, 1996 and 1995 was $1.6 million. Overall expense remained relatively the same, however expenses for salaries & benefits, supplies, professional & consulting, furniture & equipment, FDIC and other insurances dropped a combined $62,000. This decline was offset by increased advertising & marketing and other expenses.

Non-interest expense for the nine month period ended September 30, 1996 was $5.0 million compared to $5.3 million for the same period in 1995. This decline of $314,000 or 5.9% was due primarily to reduced expenses for FDIC insurance, furniture & equipment, professional & consulting and insurance expenses. Salaries & employee benefits, postage and "other" expenses increased a combined $114,000, partially offsetting the decreases mentioned above.

Salaries & employee benefits decreased $18,000 or 1.9% in the third quarter of 1996 compared to the same period in 1995. The temporary decrease was caused by turnover of several officers and other employees. Salaries & employee benefits increased $45,000 or 1.6% for the nine month period ended September 30, 1996 compared to the same period in 1995.The increase for this time period has been caused by normal salary merit increases and in other benefit or incentive plans offered by the Corporation.

Furniture & equipment expense decreased approximately $8,000 or 4.6% to $163,000 and $105,000 or 17.7% to $488,000 for the three and nine months ended September 30, 1996, compared to the same periods in 1995. During the first quarter of 1995, the Company operated and incurred costs for two MIS systems during a computer conversion. There was no duplication of expenditures in this area in 1996.

FDIC insurance decreased $5,000 or 28.4% to $12,000 and $193,000 or 84.3% to $36,000 for the three and nine months ended September 30, 1996 compared to the same periods in 1995. The reduction in FDIC insurance premium was the result of lower insurance rates due to the recapitalization by the Bank Insurance Fund ("BIF") as it reached its required level of 1.25% of BIF insured deposits.

Professional & consulting expense decreased approximately $10,000 or 12.2% to $69,000 and $63,000 or 22.1% to $223,000 for the three and nine months ended September 30, 1996 compared to the same periods in 1995. Professional & consulting expense in 1995 included professional and legal services associated with DNB Financial Corporation's Stock Option Plan as well as for costs associated with strategic planning. There were no such expenses in 1996.

Insurance expense, which includes the Corporation's fidelity bond, commercial package, workers compensation and directors & officers liability, decreased $6,000 or 20.8% to $22,000 and $42,000 or 32.4% to $87,000 for the three and nine months ended September 30, 1996 compared to 1995. Insurance expense continues to decrease as the Bank recognizes the full benefit from lower premium quotes obtained on the above policies during 1995 and the beginning of 1996.

Advertising & marketing expense increased $19,000 or 65.7% to $48,000 for the third quarter of 1996 compared to $29,000 for the same period in 1995. The increase in this category is attributable to additional costs associated with promoting our new direct banking service, "Phone Access Banking" and home page on the Internet, as well as additional costs associated with our deposit and home equity loan promotions. Advertising & marketing expense remained relatively the same for the nine month periods ended September 30, 1996 and 1995.

Other expenses include such items as OREO expense, satisfaction fees, appraisal fees, telephone and other miscellaneous expenses. Other expenses increased $47,000 or 36.2% to $176,000 and $61,000 or 14.2% to $489,000 for the three and nine months ended September 30, 1996 compared to 1995. The increase in this category was primarily caused by additional costs incurred to manage and supervise the Bank's OREO properties.

Income Taxes

Income tax expense was $185,000 and $428,000 for the three and nine months ended September 30, 1996 compared to $75,000 for the same periods in 1995. The rates used for income taxes for these periods were less than the statutory rate as the Corporation recognized certain tax benefits relating to the provisions for possible loan losses recorded in prior years.

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

                                                      Sept. 30  Dec. 31  Sept. 30
(Dollars in Thousands)                                   1996     1995     1995
                                                       -------  -------  -------

Nonaccrual Loans
     Residential mortgage                               $  757   $1,355   $1,540
     Commercial mortgage                                 1,545    1,832    1,916
     Commercial                                            773      722    1,090
     Personal                                              196      237      229
                                                        ------   ------   ------
Total nonaccrual loans                                   3,271    4,146    4,775
Loans 90 days past due and still accruing:
     Personal                                              110      129       50
     Real estate                                           285        0        0
                                                        ------   ------   ------
Total loans 90 days past due and still accruing            395      129       50

Total non-performing loans                               3,666    4,275    4,825
Other real estate owned                                  1,096      810      433
                                                        ------   ------   ------
Total non-performing assets                             $4,762   $5,085   $5,258
                                                        ======   ======   ======

If interest income had been recorded on nonaccrual loans, interest would have been increased as shown in the following table:

                                                    9 Months     Year   9 Months
                                                      Ended     Ended     Ended
(Dollars in thousands)                               9/30/96  12/31/95   9/30/95
                                                     -------   -------   -------

Interest income which would have been recorded
       under original terms                           $ 205     $ 353     $ 307
Interest income recorded during the period              (63)     (222)      (81)
                                                      -----     -----     -----
Net impact on interest income                         $ 142     $ 131     $ 226
                                                      =====     =====     =====

The following table sets forth the Company's asset quality and allowance coverage ratios at the dates indicated:


                                                             Sept.30   Dec. 31   Sept.30
                                                              1996      1995       1995
                                                             -------   -------   -------

Non-performing Loans/Total Loans                               3.14%     3.63%     4.11%
Non-performing Assets/Total Loans and OREO                     4.04      4.29      4.47
Allowance for Loan & Lease Losses/Total Loans                  4.36      4.68      4.80
Allowance for Loan & Lease Losses/Total Loans and OREO         4.32      4.65      4.79
Allowance for Loan & Lease Losses/Non-performing Assets      106.78    108.46    107.17
Allowance for Loan & Lease Losses/Non-performing Loans       138.71    129.01    116.79

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

At September 30, 1996 the Company has $2.3 million in commitments to fund commercial real estate, construction and land development. In addition, the Company had commitments to fund $0.5 million in home equity lines of credit and $12.4 million in other unused commitments. Management anticipates the majority of these commitments will be funded by means of normal cash flows. In addition, $19.6 million of certificates of deposit at the Company are scheduled to mature during the three months ending December 31, 1996. Management believes that the majority of such deposits will be reinvested with the Company and that certificates that are not renewed will be funded by maturing loans and investments.

Stockholders' equity increased to $15.6 million at September 30, 1996 as a result of the $1,701,000 profit reported for the nine months then ended and after dividends paid totaling approximately $264,000 year to date. Management believes that the Bank is adequately capitalized and as a result of the Bank's common equity position, the Bank's risk-based capital ratios exceed the 1996 regulatory required minimums. The following table summarizes data and ratios pertaining to the Bank's capital structure.


(Dollars in Thousands)                                             September 30, 1996
                                                                    ----------------

Tier I Capital:
      Common stock                                                       $ 6,588
      Surplus                                                              4,383
      Retained earnings                                                    4,759
                                                                         -------
          Total                                                           15,730
Tier II Capital                                                            1,647
                                                                         -------
Total Capital                                                            $17,377
                                                                         =======

                                                Required      Current        Excess
                                                -------       -------        -------

      Leverage                                   5.00%          7.63%         2.63%
      Tier I                                     4.00          12.26          8.26
      Risk-based                                 8.00          13.54          5.54

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

                                             DNB FINANCIAL CORPORATION
                                                     (Registrant)



DATE:  November 14, 1996                     /S/ Henry F. Thorne
                                             --------------------------
                                             Henry F. Thorne, President
                                             and Chief Executive Officer



DATE:  November 14, 1996                     /S/ Bruce E. Moroney
                                             --------------------------
                                             Bruce E. Moroney
                                             Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             DNB FINANCIAL CORPORATION
                                                     (Registrant)



DATE:  November 14, 1996                         /S/ Henry F. Thorne
                                                 -------------------
                                              Henry F. Thorne, President
                                              and Chief Executive Officer



DATE:  November 14, 1996                        /S/ Bruce E. Moroney
                                                --------------------
                                               Bruce E. Moroney
                                               Chief Financial Officer