Form 10-K405
period 1996-12-31
DNB FINANCIAL CORP /PA/
filed 1997-03-26
CIK 713671

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT 1934

                   For the fiscal year ended December 31, 1996
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from ____________________ to __________________
Commission file Number 0-16667

                           DNB FINANCIAL CORPORATION
             (Exact Name of registrant as specified in its charter)

      PENNSYLVANIA                                              23-2222567
(State or other jurisdiction                                (I.R.S. Employer
 of incorporation or organization)                          Identification No.)

 4 BRANDYWINE AVENUE, DOWNINGTOWN, PENNSYLVANIA           19335
    (Address of principal executive offices)            (Zip Code)

               Registrant's telephone number, including area code
                                 (610) 269-1040

           Securities registered pursuant to Section 12 (b) of the Act
                                 NOT APPLICABLE

           Securities registered pursuant to Section 12 (g) of the Act
                    Common stock, par value $10.00 per share
                                (Title of class)
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] Yes [ ] No

     As of March 24, 1997, the aggregate market value of the 656,277 shares of Common Stock of the Registrant issued and outstanding on such date, and held by non-affiliates of the Registrant, was approximately $21.3 million. This figure is based on the closing sales price of $32.50 per share of the Registrant's Common Stock on March 24, 1997.

        Number of shares of Common Stock outstanding as of March 24, 1997
                                     691,422

                       DOCUMENTS INCORPORATED BY REFERENCE
        Portions of the following documents are incorporated by reference

Parts I, III and IV - Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 1997.
Parts II and IV - Annual Report to Stockholders for the Year Ended December 31, 1996.

                            DNB FINANCIAL CORPORATION

                                Table of Contents

Part I                                                                     Page
   Item 1. Business                                                          3

   Item 2. Properties                                                       12

   Item 3. Legal Proceedings                                                12

   Item 4. Submission of Matters to a Vote of Security Holders              12


Part II
   Item 5.  Market for Registrant's Common Equity and Related               13
             Stockholder Matters

   Item 6.  Selected Financial Data                                         13

   Item 7.  Management's Discussion and Analysis of Financial               13
             Condition and Results of Operations

   Item 8.  Financial Statements Supplementary Data                         13

   Item 9.  Changes in and Disagreements with Accountants                   13
             on Accounting and Financial Disclosure


Part III
   Item 10. Directors and Executive Officers of the Registrant              13

   Item 11. Executive Compensation                                          13

   Item 12. Security Ownership of Certain                                   13
             Beneficial Owners and Management

   Item 13. Certain Relationships and Related Transactions                  13


Part IV
   Item 14. Exhibits, Financial Statement Schedules, and                    14
             Reports on Form 8-K

Signatures                                                                  16

                            DNB FINANCIAL CORPORATION
                                    FORM 10-K

                                     Part I

Item 1. Business

                                     General

     DNB Financial Corporation (the "Registrant"), a Pennsylvania business corporation, is a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System (Federal Reserve Board). Registrant was incorporated on October 28, 1982 and commenced operations on July 1, 1983 upon consummation of the acquisition of all of the outstanding stock of The Downingtown National Bank (the "Bank"). Since commencing operations, Registrant's business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. Registrant has one wholly-owned subsidiary, the Bank. At December 31, 1996, Registrant had total consolidated assets, total liabilities and stockholders' equity of $207.1 million, $190.9 million, and $16.2 million, respectively.

     The Bank was organized in 1861. The Bank is a national banking association that is a member of the Federal Reserve System, the deposits of which are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank, having six full service branch locations within Chester County, Pennsylvania, is a full service commercial bank providing a wide range of services to individuals and small to medium sized businesses in its southeastern Pennsylvania market area, including accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans. In addition the Bank has one limited service branch and a full-service trust and investment services division. The Bank's subsidiary, Downco, Inc. was incorporated in December, 1995 for the purpose of acquiring and holding other real estate owned acquired through foreclosure or deed in lieu of foreclosure.

     The Bank's legal headquarters are located at 4 Brandywine Avenue, Downingtown, Pennsylvania. As of December 31, 1996, the Bank had total assets of $207.1 million, total deposits of $178.4 million and total stockholders' equity of $16.2 million. The Bank's business is not seasonal in nature. Its deposits are insured by the FDIC to the extent provided by law. At December 31, 1996, the Bank had 92 full-time employees and 12 part-time employees.

     The Bank derives its income principally from interest charged on loans and, to a lesser extent, interest earned on investments and fees received in connection with the origination of loans and for other services. The Bank's principal expenses are interest expense on deposits and operating expenses. Funds for activities are provided principally by operating revenues, deposit growth and the repayment of outstanding loans.

                               Competition - Bank

     The Bank faces vigorous competition from a number of sources, including other commercial banks, thrift institutions, other financial institutions and financial intermediaries. In addition to commercial banks, federal and state savings and loan associations, savings banks, credit unions and industrial savings banks actively compete in the Bank's market area to provide a wide variety of banking services. Mortgage banking firms, real estate investment trusts, finance companies, insurance companies, leasing companies and brokerage companies, financial affiliates of industrial companies and certain government agencies provide additional competition for loans and for certain financial services. The Bank also currently competes for interest-bearing funds with a number of other financial intermediaries which offer a diverse range of investment alternatives, including brokerage firms and mutual funds.

                     Supervision and Regulation - Registrant

                              Federal Banking Laws

     The Registrant is subject to a number of complex Federal banking laws --- most notably the provisions of the Bank Holding Company Act of 1956, as amended ("Bank Holding Company Act") and the Change in Bank Control Act of 1978 ("Change in Control Act"), and to supervision by the Federal Reserve Board.

                            Bank Holding Company Act

     The Bank Holding Company Act requires a "company" (including the Registrant) to secure the prior approval of the Federal Reserve Board before it owns or controls, directly or indirectly, more than five percent (5%) of the voting shares or substantially all of the assets of any bank. It also prohibits acquisition by any "company" (including the Registrant) of more than five percent (5%) of the voting shares of, or interest in, or all or substantially all of the assets of, any bank located outside of the state in which a current bank subsidiary is located unless such acquisition is specifically authorized by laws of the state in which such bank is located. A "bank holding company" (including the Registrant) is prohibited from engaging in or acquiring direct or indirect control of more than five percent (5%) of the voting shares of any company engaged in non-banking activities unless the Federal Reserve Board, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making this determination, the Federal Reserve Board considers whether the performance of these activities by a bank holding company would offer benefits to the public that outweigh possible adverse effects. Applications under the Bank Holding Company Act and the Change in Control Act are subject to review based upon the record of compliance of the applicant with the Community Reinvestment Act of 1977 ("CRA"). See further discussion below.

     The Registrant is required to file an annual report with the Federal Reserve Board and any additional information that the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may also make examinations of the Registrant and any or all of its subsidiaries. Further, under Section 106 of the 1970 amendments to the Bank Holding Company Act and the Federal Reserve Board's regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of credit or provision of any property or services. The so-called "anti-tie-in" provisions state generally that a bank may not extend credit, lease, sell property or furnish any service to a customer on the condition that the customer provide additional credit or service to the bank, to its bank holding company or to any other subsidiary of its bank holding company or on the condition that the customer not obtain other credit or service from a competitor of the bank, its bank holding company or any subsidiary of its bank holding company.

     Permitted Non-Banking Activities. The Federal Reserve Board permits bank holding companies to engage in non-banking activities so closely related to banking or managing or controlling banks as to be a proper incident thereto. A number of activities are authorized by Federal Reserve Board regulation, while other activities require prior Federal Reserve Board approval. The types of permissible activities are subject to change by the Federal Reserve Board.

                           Change in Bank Control Act

     Under the Change in Control Act, no person, acting directly or indirectly or through or in concert with one or more other persons, may acquire "control" of any federally insured depository institution unless the appropriate Federal banking agency has been given 60 days prior written notice of the proposed acquisition and within that period has not issued a notice disapproving of the proposed acquisition or has issued written notice of its intent not to disapprove the action. The period for the agency's disapproval may be extended by the agency. Upon receiving such notice, the Federal agency is required to provide a copy to the appropriate state regulatory agency, if the institution of which control is to be acquired is state chartered, and the Federal agency is obligated to give due consideration to the views and recommendations of the state agency. Upon receiving a notice, the Federal agency is also required to conduct an investigation of each person involved in the proposed acquisition. Notice of such proposal is to be published and public comment solicited thereon. A proposal may be disapproved by the Federal agency if the proposal would have anticompetitive effects, if the proposal would jeopardize the financial stability of the institution to be acquired or prejudice the interests of its depositors, if the competence, experience or integrity of any acquiring person or proposed management personnel indicates that it would not be in the interest of depositors or the public to permit such person to control the institution, if any acquiring person fails to furnish the Federal agency with all information required by the agency, or if the Federal agency determines that the proposed transaction would result in an adverse effect on a deposit insurance fund. In addition, the Change in Control Act requires that, whenever any Federally insured depository institution makes a loan or loans secured, or to be secured, by 25% or more of the outstanding voting stock of a Federally insured depository institution, the president or chief executive officer of the lending bank must promptly report such fact to the appropriate Federal banking agency regulating the institution whose stock secures the loan or loans.

                            Pennsylvania Banking Laws

     Under the Pennsylvania Banking Code of 1965, as amended ("PA Code"), the Registrant is permitted to control an unlimited number of banks, subject to prior approval of the Federal Reserve Board as more fully described above. The PA Code authorizes reciprocal interstate banking without any geographic limitation. Reciprocity between states exists when a foreign state's law authorizes Pennsylvania bank holding companies to acquire banks or bank holding companies located in that state on terms and conditions substantially no more restrictive than those applicable to such an acquisition by a bank holding company located in that state. Interstate ownership of banks in Pennsylvania with banks in Delaware, Maryland, New Jersey, Ohio, New York and other states, is currently authorized. A number of additional states are considering legislation to authorize reciprocal interstate banking. Congress has passed interstate banking legislation that should accelerate the authorization for interstate banking. (See discussion of 1994 Interstate and PA Banking Legislation on Page 11)

                               Environmental Laws

     The Registrant, the Bank and the Bank's customers are subject in the course of their activities to a growing number of Federal, state and local environmental laws and regulations. Neither the Registrant nor the Bank anticipates that compliance with environmental laws and regulations will have any material effect on capital expenditures, earnings, or on its competitive positions.

                        Supervision and Regulation - Bank

     The operations of the Bank are subject to Federal and State statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System and to banks whose deposits are insured by the FDIC. Bank operations are also subject to regulations of the Office of the Comptroller of the Currency ("OCC"), the Federal Reserve Board and the FDIC.

     The primary supervisory authority of the Bank is the OCC, who regularly examines the Bank. The OCC has the authority to prevent a national bank from engaging in an unsafe or unsound practice in conducting its business.

     Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, loans a bank makes and collateral it takes, the activities of a bank with respect to mergers and consolidations and the establishment of branches. All nationally and state-chartered banks in Pennsylvania are permitted to maintain branch offices in any county of the state. National bank branches may be established only after approval by the OCC. It is the general policy of the OCC to approve applications to establish and operate domestic branches, including ATMs and other automated devices that take deposits, provided that approval would not violate applicable Federal or state laws regarding the establishment of such branches. The OCC reserves the right to deny an application or grant approval subject to conditions if (1) there are significant supervisory concerns with respect to the applicant or affiliated organizations, (2) in accordance with CRA, the applicant's record of helping meet the credit needs of its entire community, including low and moderate income neighborhoods, consistent with safe and sound operation, is less than satisfactory, or (3) any financial or other business arrangement, direct or indirect, involving the proposed branch or device and bank "insiders" (directors, officers, employees and 10%-or-greater shareholders) involves terms and conditions more favorable to the insiders than would be available in a comparable transaction with unrelated parties.

     The Bank, as a subsidiary of a bank holding company, is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or its subsidiaries, on investments in the stock or other securities of the bank holding company or its subsidiaries and on taking such stock or securities as collateral for loans. The Federal Reserve Act and Federal Reserve Board regulations also place certain limitations and reporting requirements on extensions of credit by a bank to principal shareholders of its parent holding company, among others, and to related interests of such principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a principal shareholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship.

     Prompt Corrective Action - Federal banking law mandates certain "prompt corrective actions" which Federal banking agencies are required to take, and certain actions which they have discretion to take, based upon the capital category into which a Federally regulated depository institution falls. Regulations have been adopted by the Federal bank regulatory agencies setting forth detailed procedures and criteria for implementing prompt corrective action in the case of any institution which is not adequately capitalized. Under the rules, an institution will be deemed to be "adequately capitalized" or better if it exceeds the minimum Federal regulatory capital requirements. However, it will be deemed "undercapitalized" if it fails to meet the minimum capital requirements, "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0%, or a leverage ratio that is less than 3.0%, and "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

The rules require an undercapitalized institution to file a written capital restoration plan, along with a performance guaranty by its holding company or a third party. In addition, an undercapitalized institution becomes subject to certain automatic restrictions including a prohibition on the payment of dividends, a limitation on asset growth and expansion, and in certain cases, a limitation on the payment of bonuses or raises to senior executive officers, and a prohibition on the payment of certain "management fees" to any "controlling person". Institutions that are classified as undercapitalized are also subject to certain additional supervisory actions, including increased reporting burdens and regulatory monitoring, a limitation on the institution's ability to make acquisitions, open new branch offices, or engage in new lines of business, obligations to raise additional capital, restrictions on transactions with affiliates, and restrictions on interest rates paid by the institution on deposits. In certain cases, bank regulatory agencies may require replacement of senior executive officers or directors, or sale of the institution to a willing purchaser. If an institution is deemed to be "critically undercapitalized" and continues in that category for four quarters, the statute requires, with certain narrowly limited exceptions, that the institution be placed in receivership.

     Under the Federal Deposit Insurance Act, the OCC possesses the power to prohibit institutions regulated by it, such as the Bank, from engaging in any activity that would be an unsafe and unsound banking practice and in violation of the law. Moreover, Federal law enactments have expanded the circumstances under which officers or directors of a bank may be removed by the institution's Federal supervisory agency; restricted and further regulated lending by a bank to its executive officers, directors, principal shareholders or related interests thereof; and restricted management personnel of a bank from serving as directors or in other management positions with certain depository institutions whose assets exceed a specified amount or which have an office within a specified geographic area; and restricted management personnel from borrowing from another institution that has a correspondent relationship with their bank.

     Capital Rules. Pursuant to The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the laws it amended, the Federal banking agencies have issued certain "risk-based capital" guidelines, which supplemented existing capital requirements. In addition, the OCC imposes certain "leverage" requirements on national banks such as the Bank. Banking regulators have authority to require higher minimum capital ratios for an individual bank or bank holding company in view of its circumstances.

     The risk-based guidelines require all banks and bank holding companies to maintain two "risk-weighted assets" ratios. The first is a minimum ratio of total capital ("Tier 1" and "Tier 2" capital) to risk-weighted assets equal to 8.00%; the second is a minimum ratio of "Tier 1" capital to risk-weighted assets equal to 4.00%. Assets are assigned to five risk categories, with higher levels of capital being required for the categories perceived as representing greater risk. In making the calculation, certain intangible assets must be deducted from the capital base. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets.

     The risk-based capital rules also account for interest rate risk. Institutions with interest rate risk exposure above a normal level, would be required to hold extra capital in proportion to that risk. A bank's exposure to declines in the economic value of its capital due to changes in interest rates is a factor that the banking agencies will consider in evaluating a bank's capital adequacy. The rule does not codify an explicit minimum capital charge for interest rate risk. The Bank currently monitors and manages its assets and liabilities for interest rate risk, and management believes that the interest rate risk rules which have been implemented and proposed will not materially adversely affect the Bank's operations.

     The OCC's "leverage" ratio rules require national banks which are rated the highest by the OCC in the composite areas of capital, asset quality, management, earnings and liquidity to maintain a ratio of "Tier 1" capital to "adjusted total assets" (equal to the bank's average total assets as stated in its most recent quarterly call report filed with the OCC, minus end-of-quarter intangible assets that are deducted from Tier 1 capital) of not less than 3.00%. For banks which are not the most highly rated, the minimum "leverage" ratio will range from 4.00% to 5.00%, or higher at the discretion of the OCC, and is required to be at a level commensurate with the nature of the riskiness of the bank's condition and activities.

     For purposes of the capital requirements, "Tier 1" or "core" capital is defined to include common stockholders' equity and certain noncumulative perpetual preferred stock and related surplus. "Tier 2" or "qualifying supplementary" capital is defined to include a bank's allowance for loan and lease losses up to 1.25% of risk-weighted assets, plus certain types of preferred stock and related surplus, certain "hybrid capital instruments" and certain term subordinated debt instruments.

     The Bank is in compliance with each of these capital rules, and as of December 31, 1996 the required ratios and the Bank's actual ratios are as follows:

   Capital Rule                Required Ratio  Bank's Ratio   Excess

Tier 1 Risk-Based Capital           4.00%        12.10%        8.10%
Total (Tiers 1 and 2)
      Risk-Based Capital            8.00         13.38         5.38

Leverage Ratio                      5.00          7.92         2.92

     On the basis of an analysis of the rules and the projected composition of the Registrant's consolidated assets and the risks presented by the Bank's activities, it is not expected that the foregoing capital rules will have a material effect on the Registrant's business and capital plans.

     On February 1, 1996, the OCC informed the Bank that it had achieved substantial compliance with the Bank's voluntary 1992 Consent Order (the "Consent Order"), and that the Consent Order was terminated. Likewise, on February 12, 1996, the Federal Reserve Bank ("FRB") terminated the 1993 Memorandum of Understanding which had been entered into between the Corporation and the FRB.

     The Bank was examined by the OCC during the fourth quarter of 1996. The Bank was not required to make additional provisions to its allowance for possible loan losses or charge-offs as a result of this examination.

          1996 Federal Banking Legislation. The Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "1996 Banking Law"), enacted as Title II of the Omnibus Consolidated Appropriations Act for Fiscal Year 1997 was signed into Law on September 30, 1996. The 1996 Banking Law implemented a wide range of regulatory relief provisions affecting Federal insured depository institutions. The supervisory provisions of the 1996 Banking Law which may affect the Bank, included the following: per branch capital requirement for national banks were eliminated; ATMs and other remote service units were excluded from the definition of "branch" for purposes of certain branch approval requirements and geographic restrictions; the law permits well-capitalized banks rated CAMEL 1 or 2 to invest in bank premises in amounts up to 150 percent of the bank's capital and surplus with only a 30-day after-the-fact notice and establishes expedited procedures to permit certain bank holding companies to engage in permissible nonbanking activities, except for acquisitions of thrifts; exempted from the insider lending restrictions a bank's company-wide benefit or compensation plans that are widely available to employees of the bank and that do not give preference to any officer, director, or principal shareholder (or related interests) over other employees of the bank; permits the Federal banking agencies to raise the asset limit for an 18-month examination cycle from $175 million to $250 million for banks with a CAMEL 2 rating; permits the OCC to waive the State residency requirement for directors of national banks; eliminates the independent auditor attestation requirement for compliance with safety and soundness laws; authorizes the Federal banking agencies to permit a bank's independent audit committee to include some inside directors if the bank is unable to find competent outside directors, provided a majority of the committee is still made up of outside directors; requires the Federal Reserve Board (the "Fed") and the Department of Housing and Urban Development ("HUD"), within six months of enactment, to simplify and improve the Real Estate Settlement Procedures Act ("RESPA") and the Truth in Lending Act ("TILA") disclosures and provide a single format for such disclosures; makes a number of changes to RESPA's disclosure requirements; generally provides that, if a bank or a third party self-tests for compliance under the Equal Credit Opportunity Act and the Fair Housing Act, the test results will not be used against the bank if the bank identifies possible violations and is taking appropriate corrective actions, and if the bank is not using the results in its defense; sunsets the Truth-in-Savings Act's civil liability provision in five years; recapitalizes the Savings Association Insurance Fund ("SAIF") as of October 1, 1996; requires banks after December 31, 1996 to pay 20% of the interest on the bonds that funded the initial capitalization of SAIF ("FICO bonds"), but banks would be required to pay a full pro-rata share of the interest obligation beginning after the earlier of December 31, 1999 or the date of which the last savings association ceases to exist; merges SAIF and Bank Insurance Fund (the "BIF") on January 1, 1999, but only if no insured depository institution is a savings association on that date; requires the Department of Treasury to conduct a study by March 31, 1997 on the development of a common charter for all insured depository institutions; substantially amends the Fair Credit Reporting Act ("FCRA"); prohibits the Federal banking agencies from examining for compliance with FCRA unless there has been a complaint about a violation or the agency otherwise has knowledge of a violation; and amends the Comprehensive Environmental Response, Compensation, and Liability Act to clarify that a lender is not liable for environmental cleanups of property securing a loan unless the lender, among other things, participates in day-to-day decision making over the operations of the property or has control over environmental compliance; and provides that lenders who foreclose on property may take certain post-foreclosure actions without incurring liability for environmental cleanup if the lender did not participate in management of the property prior to foreclosure and the lender seeks to dispose of the property as soon as it is commercially reasonable.

     Deposit Insurance Assessments. On November 22, 1996, the Financing Corporation ("FICO") adopted a regulation pursuant to the 1996 Banking Law which obligates all Federally insured depository institutions to pay special assessments toward the funding of interest payments on FICO bonds which were issued in 1989 to fund the savings and loan bailout. The special assessments, which are effective for periods commencing January 1, 1997, will be calculated on a deposit-by-deposit basis and differs depending upon whether a deposit is insured by SAIF or BIF. For the period commencing January 1, 1997, the special assessment rates are expected to be 6.4 basis points on all SAIF-assessable deposits, and 20% of that rate, or approximately 1.3 basis points, on all BIF-assessable deposits, regardless of whether an institution is a "bank", a "savings association". After December 31, 1999 (or when the last savings association ceases to exist, if earlier), all assessable deposits at all institutions will be assessed at the same rates in order to pay FICO bond interest.

     The FDIC sets deposit insurance assessment rates on a semiannual basis. The FDIC has authority to reduce the assessment rates whenever the ratio of its reserves to insured deposits is equal to or greater than 1.25%, and to increase deposit insurance assessments whenever that ratio is less than 1.25%.

     An institution's semiannual deposit insurance assessment is computed primarily by multiplying its "average assessment base" (generally, total insurable domestic deposits) for the prior semiannual period by one-half the annual assessment rate applicable to that institution depending upon its risk category, which is based principally on two measures of risk. These measures involve capital and supervisory factors.

     For the capital measure, institutions are assigned semiannually to one of three capital groups according to their levels of supervisory capital as reported on their call reports: "well capitalized" (group 1), "adequately capitalized" (group 2) and "undercapitalized" (group 3). The capital ratio standards for classifying an institution in one of these three groups are total risk-based capital ratio (10 percent or greater for group 1, and between 8 and 10 percent for group 2), the Tier 1 risk-based capital ratio (6 percent or greater for group 1, and between 4 and 6 percent for group 2), and the leverage capital ratio (5 percent or greater for group 1, between 4 and 5 percent for group 2). Management believes that the Bank has met the definition of "well capitalized" for regulatory purposes on December 31, 1996 and thereafter.

     Within each capital group, institutions are assigned to one of three supervisory risk subgroups --subgroup A, B, or C, depending upon an assessment of the institution's perceived risk based upon the results of its most recent examination and other information available to regulators. Subgroup A will consist of financially sound institutions with only a few minor weaknesses. Subgroup B will consist of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the BIF. Subgroup C will consist of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. Thus, there are nine possible classifications to which varying assessment rates are applicable. The regulation generally prohibits institutions from disclosing their subgroup assignments or assessment risk classifications without FDIC authorization.

     On November 14, 1995, the FDIC Board adopted a new assessment schedule to reduce to a range of 0 to 27 basis points, the assessment rates applicable to deposits assessable by the BIF for the semiannual assessment period beginning January 1, 1996. The reduction represented a downward adjustment of 4 basis points from the revised BIF assessment rate schedule which was in effect for the second semiannual assessment period of 1995.

     The following table sets forth the new schedule of BIF assessment rates by capital group and supervisory risk subgroup for the semiannual assessment period beginning January 1, 1997 (with no minimum assessment amount):

      BIF Rate Schedule as Adjusted for the First Semiannual Period of 1997

                                  Supervisory subgroup
         Capital Group            A         B         C
                1                 0         3        17
                2                 3        10        24
                3                10        24        27

     On December 6, 1996, the FDIC announced that it would continue the downward adjustment on deposit insurance assessment rates applicable to BIF member institutions for the first 6 months of 1997, and eliminated the statutory minimum assessment of $1,000 due to the passage of the 1996 Banking Law.

     As a result of these actions, the total semi-annual assessment for BIF member institutions on BIF-assessable deposits will continue to range from 0 to 27 basis points (depending upon an institution's risk classifications), plus the special FICO assessment, which in the Bank's case is approximately 1.3 basis points on the Bank's assessable deposits.

     Interstate Banking - The Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), enacted on September 29, 1994, permits bank holding companies to acquire banks in any state beginning in 1995. Beginning in 1997, acquired banks in different states may be merged into a single bank, and thereafter merged banks may establish and acquire additional branches anywhere the acquiree could have branched. States may opt out of interstate branching until June 1, 1997, but if so, their domestic institutions will also be prohibited from branching interstate. States may also enact laws permitting interstate merger transactions and interstate de novo branching before June 1, 1997. Limited branch purchases are still subject to state laws. On July 6, 1995, Pennsylvania adopted an interstate banking act (the "PA Interstate Banking Act") to harmonize Pennsylvania banking laws with the Federal Interstate Banking Act. The PA Interstate Banking Act "opts in" early under the Federal Interstate Banking Act to permit interstate mergers, non-Pennsylvania holding company acquisitions of Pennsylvania banks, branch acquisitions and de novo branching in any of the manners contemplated by the Federal Interstate Banking Act, subject to prior regulatory approvals or filings. In general, the PA Interstate Banking Act permits out-of-state banking institutions to establish branches in Pennsylvania with the approval of the Pennsylvania Banking Department, provided the law of the state where the banking institution is located would permit a Pennsylvania banking institution to establish and maintain a branch in that state on substantially similar terms and conditions. It also permits Pennsylvania banking institutions to maintain branches in other states. Bank management anticipates that the Interstate Banking Act and the PA Interstate Banking Act will increase competitive pressures in the Bank's market by permitting entry of additional competitors, but management is of the opinion that this will not have a material impact upon the anticipated results of operations of the Bank.

     Under the Bank Secrecy Act ("BSA"), the Bank is required to report to the Internal Revenue Service currency transactions of more than $10,000 or multiple transactions of which the Bank is aware in any one day that aggregate in excess of $10,000. Civil and criminal penalties are provided under the BSA for failure to file a required report, for failure to supply information required by the BSA or for filing a false or fraudulent report.

     Under the Community Reinvestment Act of 1977 ("CRA"), the record of a bank holding company and its subsidiary banks must be considered by the appropriate Federal banking agencies, including the Federal Reserve and the OCC, in reviewing and approving or disapproving a variety of regulatory applications including approval of a branch or other deposit facility, office relocation, a merger and certain acquisitions of bank shares. Federal banking agencies have recently demonstrated an increased readiness to deny applications based on unsatisfactory CRA performance. The OCC is required to assess the record of the Bank to determine if it is meeting the credit needs of the community (including low and moderate neighborhoods) which it serves. FIRREA amended the CRA to require, among other things, that the OCC make publicly available an evaluation of the Bank's record of meeting the credit needs of its entire community including low- and moderate-income neighborhoods. This evaluation includes a descriptive rating (outstanding, satisfactory, needs to improve, or substantial noncompliance) and a statement describing the basis for the rating.

     The Bank is subject to a variety of consumer protection laws, including the Truth in Lending Act, the Truth in Savings Act adopted as part of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the Electronic Funds Transfer Act, the Real Estate Settlement Procedures Act and the regulations adopted thereunder. In the aggregate, compliance with these consumer protection laws and regulations involves substantial expense and administrative time on the part of the Bank and the Registrant.

     Legislation and Regulatory Changes - From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities and/or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, and before various bank regulatory agencies. No prediction can be made as to the likelihood of any major changes or the impact such changes might have on the Registrant and its subsidiary Bank.

     Effect of Government Monetary Policies - The earnings of the Registrant are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States Government and its agencies (particularly the Federal Reserve Board). The monetary policies of the Federal Reserve Board have had and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The Federal Reserve Board has a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States Government securities and through its regulation of, among other things, the discount rate on borrowing of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

Item 2. Properties

     The main office of the Bank is located at 4 Brandywine Avenue, Downingtown, Pennsylvania 19335. The Registrant's registered office is also at this location. The Registrant pays no rent or other form of consideration for the use of the Bank's main office as its principal executive office. The Bank also has an operations center located at 104 Brandywine Avenue, Downingtown. With the exception of its limited service office at Tel Hai, which it leases, the Bank owns all of the properties described below which had a net book value of $2.9 million including leasehold improvements at December 31, 1996.

     The bank has six full service branch offices located in Chester County, Pennsylvania. They are: Little Washington Office (Intersection of Route 322 and Little Washington Road, Downingtown), East End Office (701 East Lancaster Avenue, Downingtown), Lionville Office (Intersection of Route 100 and Welsh Pool Road, Exton), Ludwig's Corner Office (Intersection of Routes 100 and 401, Uwchland), Caln Office (1835 East Lincoln Highway, Coatesville). The Bank also has a limited service office at Tel Hai Retirement Community (Beaver Dam Road, Honey Brook).

Item 3. Legal Proceedings

     Neither the Registrant nor the Bank, are involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business. In the opinion of management, the aggregate amount involved in such proceedings is not material to the financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

                                     Part II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The information required herein is incorporated by reference in the Registrant's Annual Report to Stockholders ("Annual Report") for the fiscal year ended December 31, 1996 at page 17 filed as Exhibit 13.

Item 6. Selected Financial Data

     The information required herein is incorporated by reference in the Registrant's Annual Report for the year ended December 31, 1996 at page 1 filed as Exhibit 13.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required herein is incorporated by reference in the Registrant's Annual Report for the year ended December 31, 1996 from pages 4 to 17 filed as Exhibit 13.

Item 8. Financial Statements and Supplementary Data

     The information required herein is incorporated by reference in the Registrant's Annual Report for the year ended December 31, 1996 from pages 19 to 35 filed as Exhibit 13.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

     The information required herein is incorporated by reference in the Registrant's Proxy Statement from pages 4 to 6 filed March 25, 1997.

Item 11. Executive Compensation

     The information required herein is incorporated by reference in the Registrant's Proxy Statement from pages 6 to 8 filed March 25, 1997.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required herein is incorporated by reference in the Registrant's Proxy Statement at page 2 filed as March 25, 1997.

Item 13. Certain Relationships and Related Transactions

     The information required herein is incorporated by reference in the Registrant's Proxy Statement at page 9 filed as March 25, 1997.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (A) Documents filed as part of this report

          (1.) The Annual Report to Stockholders of the Registrant for the year ended December 31, 1996.

          (2.) All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          (3.) Exhibits, pursuant to Item 601 of Regulation S-K.


 Exhibit Number Referred to
 Item 601 of Regulation S-K          Description of Exhibit

          3A Articles of Incorporation filed on March 31, 1989, at Exhibit 3A to Form 10-K for the fiscal year ended December 31, 1988 (No. 0-16667) and hereby incorporated by reference

          3B Amended By-laws of the Registrant filed on January 8, 1990, at Item 7C to Form 8-K, date of report, January 3, 1990 (No. 0-16667) and hereby incorporated by reference

          3D Amended Articles of Incorporation filed on May 2, 1990, at Item 7C to Form 8-K, date of report, April 26, 1990 (No. 0-16667) and hereby incorporated by reference

          3E Amended by-laws of the Registrant filed on July 20, 1990, at Item 7C to Form 8-K, date of report July 18, 1990 (No. 0-16667) and hereby incorporated by reference

          10 Employee agreement between Downingtown National Bank and Henry F. Thorne, the written description of which is incorporated by reference to the Proxy Statement for the Annual Meeting to be held April 22, 1997

          13 Annual Report to Stockholders for the year ended December 31, 1996 (This document shall be deemed to have been "Filed" only to the extent of the material incorporated herein by reference)

          21 List of Subsidiaries, Form 10-K for the fiscal year ended December 31, 1996 (No. 0-16667) and hereby incorporated by reference

          22 Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 1997 and hereby incorporated by reference

          24 Consent of Independent Certified Public Accountants dated March 25, 1997 to S-8 Registration Statement

          (B)  Reports on Form 8-K

               Not applicable

          (C) The exhibits required to be filed pursuant to this item are listed above under Item 14(a)(3).

          (D)  Not Applicable

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DNB FINANCIAL CORPORATION

         March 25, 1997
                                     BY: /s/ Henry F. Thorne
                                        Henry F. Thorne, President and
                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons and on behalf of the Registrant and in the capacities and on the dates indicated.


     /s/ Henry F. Thorne                              March 25, l997
     Henry F. Thorne, President,
     Chief Executive Officer and Director

     /s/ Bruce E. Moroney                             March 25, 1997
     Bruce E. Moroney
     Chief Financial Officer
     (Principal Accounting Officer)

     /s/ Robert J. Charles                            March 25, 1997
     Robert J. Charles
     Chairman of the Board

     /s/ Vernon J. Jameson                            March 25, 1997
     Vernon J. Jameson
     Vice-Chairman of the Board

     /s/ Paul F. DiMatteo                             March 25, 1997
     Paul F. DiMatteo
     Director

     /s/ I. Newton Evans, Jr.                         March 25, 1997
     I. Newton Evans, Jr.
     Director

     /s/ Thomas R. Greenleaf                          March 25, 1997
     Thomas R. Greenleaf
     Director

     /s/ Louis N. Teti                                March 25, 1997
     Louis N. Teti
     Director

     /s/ James H. Thornton                            March 25, 1997
     James H. Thornton
     Director