Form 10-Q
period 1997-03-31
DNB FINANCIAL CORP /PA/
filed 1997-05-14
CIK 713671

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (MARK ONE)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

               For the quarterly period ended: March 31, 1997
                                       or
     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

                           [X] Yes                   [    ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock ($10.00 Par Value)                        691,422
                 (Class)                          (Shares Outstanding as of
                                                       May 14, 1997)
___________________________________________________________________________

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY

                                      INDEX

PART  I - FINANCIAL INFORMATION                                       PAGE NO.

ITEM 1.       FINANCIAL STATEMENTS:

     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
     March 31, 1997 and December 31, 1996                               3

     CONSOLIDATED STATEMENTS OF OPERATIONS
     Three Months Ended March 31, 1997 and 1996                         4

     CONSOLIDATED STATEMENTS OF CASH FLOWS
     Three Months Ended March 31, 1997 and 1996                         5

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     March 31, 1997 and December 31, 1996                               6

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS             7

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS                                        14

ITEM 2.       CHANGE IN SECURITIES                                     14

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                          14

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF                       14
              SECURITY HOLDERS

ITEM 5.       OTHER INFORMATION                                        14

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                         14

SIGNATURES                                                             15

Consolidated Statements of Financial Condition

                                                                                               March 31       December 31
                                                                                                 1997           1996
Assets
Cash and due from banks ...............................................................   $   7,815,034    $   6,636,470
Federal funds sold ....................................................................              --        4,833,000
Investment securities available for sale, at market value .............................      20,477,627       21,678,879
Investment securities (market value $45,151,652
   in 1997 and $49,195,997 in 1996) ...................................................      45,280,368       48,871,142
Loans, net of unearned income .........................................................     127,607,907      121,572,569
   Allowance for possible loan losses .................................................      (5,144,298)      (5,112,486)
                                                                                            -----------      -----------
Net loans .............................................................................     122,463,609      116,460,083
                                                                                            -----------      -----------
Office property and equipment .........................................................       3,893,691        3,986,502
Accrued interest receivable ...........................................................       1,665,959        1,562,565
Other real estate owned ...............................................................       1,010,500        1,010,500
Deferred income taxes .................................................................         887,735          866,354
Other assets ..........................................................................       1,350,087        1,222,594
                                                                                            -----------      -----------

Total assets ..........................................................................   $ 204,844,610    $ 207,128,089
                                                                                            ===========      ===========

Liabilities and Stockholders' Equity
Liabilities
Non-interest-bearing deposits .........................................................   $  24,030,217    $  26,428,509
Interest-bearing deposits:
   NOW ................................................................................      31,269,652       31,140,486
   Money market .......................................................................      17,596,798       15,549,927
   Savings ............................................................................      29,508,172       28,558,535
   Time ...............................................................................      76,508,226       76,746,106
                                                                                            -----------      -----------
Total deposits ........................................................................     178,913,065      178,423,563
                                                                                            -----------      -----------
Federal funds purchased ...............................................................         847,000               --
Repurchase agreements .................................................................       4,004,146       11,225,273
Federal Home Loan Bank advances .......................................................       3,000,000               --
Accrued interest payable ..............................................................         528,543          454,574
Other liabilities .....................................................................         897,938          808,665
                                                                                            -----------      -----------
Total liabilities .....................................................................     188,190,692      190,912,075
                                                                                            -----------      -----------

Stockholders' Equity
Preferred stock, $10.00 par value;
   1,000,000 shares authorized; none issued ...........................................              --               --
Common stock, $10.00 par value;
   5,000,000 shares authorized;
   691,422 issued and outstanding .....................................................       6,914,220        6,914,220
Surplus ...............................................................................       5,300,832        5,196,292
Retained earnings .....................................................................       4,525,411        4,127,905
Net unrealized loss on investment securities
   available for sale, net of tax .....................................................         (86,545)         (22,403)

Total stockholders' equity ............................................................      16,653,918       16,216,014
                                                                                            -----------      -----------
Total liabilities and stockholders' equity ............................................   $ 204,844,610    $ 207,128,089
                                                                                            ===========      ===========


See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations

                                                                                                    For Three months Ended March 31
                                                                                                              1997         1996

Interest Income:
Interest and fees on loans ..........................................................................   $2,726,103   $2,649,180
Interest on taxable investment securities ...........................................................    1,168,411      883,153
Interest on Federal funds sold ......................................................................       34,101      102,549
                                                                                                         ---------    ---------

Total interest income ...............................................................................    3,928,615    3,634,882
                                                                                                         ---------    ---------

Interest Expense:
Interest on time deposits ...........................................................................    1,030,752      986,146
Interest on NOW, money market and savings ...........................................................      487,629      482,709
Interest on repurchase agreements ...................................................................       85,919       93,078
Interest on FHLB advances ...........................................................................       28,000           --
Interest on Federal funds purchased .................................................................        2,902          999
                                                                                                         ---------    ---------
Total interest expense ..............................................................................    1,635,202    1,562,932
                                                                                                         ---------    ---------
Net interest income .................................................................................    2,293,413    2,071,950
                                                                                                         ---------    ---------
Provision for possible loan losses ..................................................................           --           --
Net interest income after provision for possible loan losses ........................................    2,293,413    2,071,950
                                                                                                         ---------    ---------
Non-interest Income:
Service charges .....................................................................................       65,226       79,225
Trust income ........................................................................................       91,432       70,059
Other ...............................................................................................       61,362       43,753
                                                                                                         ---------    ---------
Total non-interest income ...........................................................................      218,020      193,037
                                                                                                         ---------    ---------
Non-interest Expense:
Salaries and employee benefits ......................................................................      976,824      955,055
Occupancy ...........................................................................................      110,716      123,233
Furniture and equipment .............................................................................      165,667      169,650
FDIC insurance ......................................................................................       18,276       11,699
Professional and consulting .........................................................................       63,297       80,925
Printing and supplies ...............................................................................       52,119       57,434
Insurance ...........................................................................................       22,109       32,530
Advertising and marketing ...........................................................................       44,765       41,616
PA shares tax .......................................................................................       35,644       34,781
Postage .............................................................................................       22,778       43,742
Other ...............................................................................................      146,907      157,629
                                                                                                         ---------    ---------
Total non-interest expense ..........................................................................    1,659,102    1,708,294
                                                                                                         ---------    ---------
Income before income taxes ..........................................................................      852,331      556,693
Income tax expense ..................................................................................      212,000      103,000
                                                                                                         ---------    ---------
Net income ..........................................................................................   $  640,331   $  453,693
                                                                                                         =========    =========
Per Common Share Data:
Net income ..........................................................................................   $     0.93   $     0.66
Cash dividends ......................................................................................         0.20         0.10
Weighted average number of common shares
outstanding .........................................................................................      691,422      691,422
                                                                                                         =========    =========

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

                                                                                                        Three Months Ended March 31
                                                                                                              1997            1996
Cash Flows From Operating Activities:
Net income .........................................................................................   $    640,331    $    453,693
Adjustments to reconcile net income to net cash provided
   by operating activities:
Depreciation, amortization and accretion ...........................................................         77,256          97,863
(Increase) decrease in interest receivable .........................................................       (103,394)        296,036
Increase in other assets ...........................................................................       (127,493)       (103,550)
Increase in interest payable .......................................................................         73,969          39,391
Increase in current taxes payable ..................................................................        187,000          63,000
Decrease in other liabilities ......................................................................        (97,727)         (4,774)
Decrease in unearned discount ......................................................................        (28,694)        (68,532)
                                                                                                         -----------    -----------
Net Cash Provided By Operating Activities ..........................................................        621,248         773,127
                                                                                                         ===========    ===========

Cash Flows From Investing Activities:
Proceeds from maturities & paydowns of AFS securities ..............................................      1,137,289       7,505,776
Proceeds from maturities & paydowns of HTM securities ..............................................      7,260,251       6,982,445
Purchase of AFS securities .........................................................................             --      (4,199,868)
Purchase of HTM securities .........................................................................     (3,664,450)     (8,596,738)
Net (increase) decrease in loans ...................................................................     (5,974,832)        934,340
Purchase of bank property and equipment ............................................................        (11,032)        (39,740)
                                                                                                        -----------     -----------
Net Cash (Used) Provided By Investing Activities ...................................................     (1,252,774)      2,586,215
                                                                                                        -----------     -----------

Cash Flows From Financing Activities:
Net increase in deposits ...........................................................................        489,502       2,717,678
Increase in Federal funds purchased ................................................................        847,000              --
Decrease in repurchase agreements ..................................................................     (7,221,127)     (1,139,933)
Increase in FHLB advances ..........................................................................      3,000,000              --
Dividends paid .....................................................................................       (138,285)        (65,879)
                                                                                                        -----------    ------------
Net Cash (Used) Provided By Financing Activities ...................................................     (3,022,910)      1,511,866
                                                                                                        -----------    ------------
Net Change in Cash and Cash Equivalents ............................................................     (3,654,436)      4,871,208
Cash and Cash Equivalents at Beginning of Period ...................................................     11,469,470      15,794,175
                                                                                                        -----------    ------------
Cash and Cash Equivalents at End of Period .........................................................    $ 7,815,034    $ 20,665,383
                                                                                                        ===========    ============

Supplemental Disclosure Of Cash Flow Information:
Cash paid during the period for:
Interest ...........................................................................................   $  1,561,233    $  1,523,541
Taxes ..............................................................................................         25,000         100,000
                                                                                                        ===========    ============

See accompanying notes to consolidated financial statements.

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:   BASIS OF PRESENTATION AND RESTATEMENT

     The accompanying consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, Downingtown National Bank (the "Bank"), have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 1996.

NOTE 2:   FEDERAL INCOME TAXES

     DNB accounts for income taxes in accordance with the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

NOTE 3:   NET INCOME PER SHARE

     Net income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Earnings dilution caused by common stock equivalents does not exceed three percent (3%), therefore they are not included in the total weighted average. The weighted average number of shares of common stock outstanding was 691,422 for the three months ended March 31, 1997 and 1996. Per share net income and dividends have been adjusted for the five percent (5%) stock dividend paid in 1996.

NOTE 4:   RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the FASB issued SFAS No. 128, Earning Per Share. This statement establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. The adoption of this statement does not have a material impact on DNB's EPS disclosure.

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Changes in Financial Condition

     DNB's total assets were $204.8 million at March 31, 1997 compared to $207.1 million at December 31, 1996. Total loans, net of unearned income, were $127.6 million, up $6.0 million or 5% from $121.6 million at December 31, 1996. Total investment securities (AFS and HTM) were $65.8 million, down $4.8 million or 7% from $70.6 million at December 31, 1996. The increase in loans was funded from maturities and paydowns in the investment portfolio and a reduction in Federal funds sold.

     Deposits and other borrowings at March 31, 1997 totaled $186.8 million, compared to $189.6 million at December 31, 1996. Decreases of $3.4 million and $2.4 million in other borrowings and non-interest bearing deposits, respectively, were partially offset by increases of $2.0 million and $950,000 in money market and savings deposits.

     At March 31, 1997, total stockholders' equity was $16.7 million or $24.10 per share, compared to $16.2 million or $23.45 per share at December 31, 1996. The increase in stockholders' equity was the result of net income of $640,331 for the three months ended March 31, 1997, offset by dividends paid of approximately $138,000 or $.20 per share.

Results of Operations

Net Interest Income

     DNB's earnings performance is primarily dependent upon its level of net interest income, which is the excess of interest earned on loans, investments and Federal funds sold over interest expense on deposits and other borrowings.

     Net interest income increased $221,000 or 10.7% to $2.3 million for the three month period ended March 31, 1997. As shown in the following table, the increase in net interest income for the three month period ended March 31, 1997 was largely attributable to the positive effects of volume changes and to a lesser extent, to the positive effects of rate changes. There was a $171,000 net benefit from changes in volume due largely to increased loans and investments, offset somewhat by increased time deposits, savings deposits and other borrowings. The positive impact from rate changes was attributable to lower yields on time deposits and other interest bearing liabilities as deposits that paid higher rates in the first quarter of 1996 matured or repriced at lower rates during the remainder of the year.

     The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended March 31, 1997 and 1996. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (i) changes in rate (change in rate multiplied by old volume) and (ii) changes in volume (change in volume multiplied by old rate). The net change attributable to the combined impact of rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

                                                                      Three Months Ended March 31, 1997
                                                                               Compared to 1996
                                                                      ---------------------------------
                                                                                 Change Due to
(Dollars in Thousands)                                                     Rate    Volume    Total
                                                                          -----    ------    -----
Loans .................................................................   $ (45)   $ 122    $  77
Investments ...........................................................      18      267      285
Federal funds sold ....................................................      13      (82)     (69)
                                                                          -----    ------    -----
     Total ............................................................     (14)     307      293
                                                                          -----    ------    -----

Interest-bearing liabilities:
Time deposits .........................................................     (37)      81       44
Savings deposits ......................................................     (16)      21        5
Other borrowings ......................................................     (11)      34       23
    Total .............................................................     (64)     136       72
                                                                          -----    -----    -----
Net Interest Income ...................................................   $  50    $ 171    $ 221
                                                                          =====    =====    =====

Provision for Possible Loan Losses

     In establishing its allowance for possible loan losses, management considers the size and risk exposure of each segment of the loan portfolio, past loss experience, present indicators such as delinquency rates and collateral values, the potential for losses in future periods, and other relevant factors. In assessing this risk, management has taken into consideration various factors and variables which affect the portfolio, including economic trends, delinquency trends, underwriting standards, management expertise and concentrations of credit. In addition, the risk uncertainty contained in the unreviewed portion of the portfolio has also been considered. Management believes that it makes an informed judgment based upon available information.

     Determining the level of the allowance for possible loan losses at any given date is difficult, particularly in an uncertain economic environment. DNB's management must make estimates, using assumptions and information which are often subjective and rapidly changing. These estimates are particularly susceptible to changes that may result in a material adjustment to the allowance for possible loan losses.

     DNB made no provisions for possible loan losses during the three month periods ended March 31, 1997 and 1996, based on available information, as well as the continuing improvement in the quality of the loan portfolio.

     The following table summarizes the changes in the allowance for possible loan losses for the periods indicated. Real estate includes both residential and commercial real estate.


                                               3 Months     Year      3 Months
                                                 Ended      Ended      Ended
(Dollars in Thousands)                          3/31/97    12/31/96   3/31/96

Beginning Balance ..........................   $ 5,112    $ 5,515    $ 5,515
Provisions .................................        --         --         --
Loans charged off:
       Real estate .........................        --       (454)        --
       Commercial ..........................        --        (50)        --
       Consumer ............................        (1)       (30)       (10)
                                               -------    -------    -------
           Total charged off ...............        (1)      (534)       (10)
                                               -------    -------    -------
Recoveries:
       Real estate .........................        --         38         --
       Commercial ..........................         4         48          5
       Consumer ............................        29         45         11
           Total recoveries ................        33        131         16
                                               -------    -------    -------
Net Recoveries (Charge-offs) ...............        32       (403)         6
                                               -------    -------    -------
Ending Balance .............................   $ 5,144    $ 5,112    $ 5,521
                                               =======    =======    =======


     Management believes that DNB has adequate reserves at March 31, 1997, however, it continues to monitor its loan portfolio and will make any adjustments as needed. In addition, loan classifications and loss reserves as determined by management of the Bank are subject to periodic examination by the OCC, the Federal Deposit Insurance Corporation and the Federal Reserve Bank. Management cannot predict with any degree of certainty whether a regulatory examination would require any changes in its loan classifications or adjustments to the allowance for possible loan losses. The Bank was examined by the OCC during the fourth quarter of 1996. The OCC's examination was as of September 30, 1996 for all matters. As a result of the examination, no additional provisions were required.

Non-Interest Income

     Total non-interest income includes service charges on deposit products, trust commissions and fees received by the Corporation's Trust and Investment Services Division, and other less significant sources of income such as fees for safe deposit box rentals, issuing travelers' checks and money orders, collecting bills for local municipalities and similar activities.

     For the three month period ended March 31, 1997, non-interest income was $218,000, compared to $193,000 for the same three month period in 1996. Trust income was up $21,000 while service charges and other income were up a combined $4,000 during the three month period ended March 31, 1997, compared to the same period in 1996.

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

     Overall, non-interest expenses decreased $49,000 for the three months ended March 31, 1997, compared to the same period in 1996. The decrease for the three month period resulted from decreases in occupancy, furniture & equipment, professional & consulting, insurance, postage, printing & supplies, and "other" expenses. These decreases were partially offset by increases in salaries & employee benefits, FDIC insurance and advertising & marketing expense.

     Salaries & employee benefits increased $22,000 or 2.3% to $977,000 for the three months ended March 31, 1997 compared to $955,000 for the same period in 1996. The increase in this category has been caused by normal salary merit increases offset modestly by cost savings associated with fewer full-time equivalent employees.

     Occupancy expense decreased $13,000 or 10.2% to $111,000 for the three months ended March 31, 1997, compared to $123,000 for the same period in 1996. The decrease was caused by additional costs incurred in 1996 for snow removal and salting which were not incurred in 1997.

     Professional & consulting expense decreased approximately $18,000 or 21.8% to $63,000 for the three months ended March 31, 1997, compared to the same period in 1996, due primarily to reduced legal expenses. Postage expense decreased $21,000 or 47.9% to $23,000 for the three months ended March 31, 1997 as the Bank recognized cost savings as a result of Check Imaging.

     Printing & supplies, insurance and "other" expenses decreased a total of $26,000 for the three month period ended March 31, 1997 as a result of management's continued focus on examining procedures and methods for cost savings within each functional area of the bank.

Income Taxes

     Income tax expense was $212,000 for the three months ended March 31, 1997 and $103,000 for the three months ended March 31, 1996. The rates used for income taxes for both periods were less than the statutory rate as the Corporation recognized certain deferred tax assets relating to the provisions for possible loan losses recorded in prior years.

Asset Quality

     Non-performing assets are comprised of nonaccrual loans, loans delinquent over ninety days and still accruing, troubled debt restructurings ("TDRs") and Other Real Estate Owned ("OREO"). Nonaccrual loans are loans for which the accrual of interest ceases when the collection of principal or interest payments is determined to be doubtful by management. It is the policy of DNB to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier, if considered prudent. Interest received on such loans is applied to the principal balance, or may in some instances, be recognized as income on a cash basis.

     TDRs are loans which have been restructured and meet all the criteria of such a loan as outlined in SFAS No. 15, Accounting by Debtors and Creditors For Troubled Debt Restructurings ("SFAS No. 15").

     OREO consists of real estate acquired by foreclosure or deed in lieu of foreclosure. OREO is carried at the lower of cost or estimated fair value, less estimated disposition costs.

     Any significant change in the level of nonperforming assets is dependent to a large extent on the economic climate within DNB's markets and to the efforts of management to reduce the level of such assets.

     The following table sets forth those assets that are: (i) placed on nonaccrual status, (ii) contractually delinquent by 90 days or more and still accruing (iii) troubled debt restructurings other than those included in items
(i) and (ii), and (iv) other real estate owned as a result of foreclosure or voluntary transfer to DNB.

                                                                            March 31 Dec. 31  March 31
(Dollars in Thousands)                                                        1997     1996     1996
Nonaccrual Loans
     Residential mortgage ...............................................   $  863   $  743   $1,116
     Commercial mortgage ................................................    1,158    1,315    2,082
     Commercial .........................................................      630      650      669
     Consumer ...........................................................      141      187      240
                                                                            ------   ------   ------
Total nonaccrual loans ..................................................    2,792    2,895    4,107
                                                                            ------   ------   ------
Consumer loans 90 days past due and still accruing ......................       22      194       70
Troubled debt restructurings ............................................       --      184       --
                                                                            ------   ------   ------
Total non-performing loans ..............................................    2,814    3,273    4,177
Other real estate owned .................................................    1,010    1,010      810
                                                                            ------   ------   ------
Total non-performing assets .............................................   $3,824   $4,283   $4,987
                                                                            ======   ======   ======


     If interest income had been recorded on nonaccrual loans and trouble debt restructurings, interest would have been increased as shown in the following table:

                                                                         3 Months    Year    3 Months
                                                                           Ended    Ended      Ended
(Dollars in thousands)                                                    3/31/97  12/31/96   3/31/96

Interest income which would have been recorded
       under original terms ..........................................   $   58    $  254     $   91
Interest income recorded during the period ...........................       (6)      (80)        (8)
                                                                         ------     ------     -----
Net impact on interest income ........................................   $   52    $  174     $   83
                                                                         ======     ======     =====


     As of March 31, 1997, DNB had impaired loans with a total recorded investment of $1.3 million and an average recorded investment for the three month period ended March 31, 1997 of $1.4 million. As of March 31, 1997, there were no impaired loans for which a related allowance for credit losses is necessary. The amount of the recorded investment in impaired loans for which there was no related allowance for credit losses at March 31, 1997 is $1.3 million. Total cash collected on impaired loans was credited to the outstanding principal balance in the amount of $38,000 during the three months ended March 31, 1997. No interest income was recorded on such loans.

     As of December 31, 1996, DNB had impaired loans with a total recorded investment of $1.4 million and an average recorded investment for the year ended December 31, 1996 of $1.6 million. As of December 31, 1996, the amount of recorded investment in impaired loans for which there is a related allowance for credit losses and the amount of the allowance was $160,000. The amount of the recorded investment in impaired loans for which there was no related allowance for credit losses at December 31, 1996 was $1.3 million. Total cash collected on impaired loans was credited to the outstanding principal balance in the amount of $27,000 during the quarter ended March 31,1996. No interest income was recorded on such loans.

     The following table sets forth DNB's asset quality and allowance coverage ratios at the dates indicated:

                                                                               March 31   Dec. 31   March 31
                                                                                  1997      1996      1996
Non-performing Loans/Total Loans ..........................................        2.2%      2.7%      3.6%
Non-performing Assets/Total Loans and OREO ................................        3.0       3.5       4.2
Allowance for Loan & Lease Losses/Total Loans .............................        4.0       4.2       4.7
Allowance for Loan & Lease Losses/Total Loans and OREO ....................        4.0       4.2       4.7
Allowance for Loan & Lease Losses/Non-performing Assets ...................      134.5     119.4     110.7
Allowance for Loan & Lease Losses/Non-performing Loans ....................      182.8     156.2     132.2

Liquidity and Capital Resources

     For a financial institution, liquidity is a measure of the ability to fund customers' needs for loans and deposit withdrawals. Management regularly evaluates economic conditions in order to maintain a strong liquidity position. One of the most significant factors considered by management when evaluating liquidity requirements is the stability of DNB's core deposit base. In addition to cash, DNB maintains a portfolio of short term investments to meet its liquidity requirements. DNB has historically relied on cash flow from operations and other financing activities. Liquidity is provided by investing activities, including the repayment and maturing of loans and investment securities.

     At March 31, 1997 DNB has $12.3 million in commitments to fund commercial real estate, construction and land development. In addition, DNB had commitments to fund $700,000 in home equity lines of credit and $6.0 million in other unused commitments. Management anticipates the majority of these commitments will be funded by means of normal cash flows. In addition, $53.7 million of certificates of deposit at DNB are scheduled to mature during the nine months ending December 31, 1997. Management believes that the majority of such deposits will be reinvested with DNB.

     Stockholders' equity increased to $16.6 million at March 31, 1997 as a result of the $640,000 profit reported for the three months then ended and after dividends paid totaling approximately $138,000. Management believes that the Bank is adequately capitalized and as a result of the Bank's common equity position, the Bank's risk-based capital ratios exceed the 1997 regulatory
required   minimums.   The  following  table  summarizes  data  and  ratios
pertaining to the Bank's capital structure.


(Dollars in Thousands)
                                                                March 31, 1997
   Tier I Capital:
      Common stock .................................................   $ 6,914
      Surplus ......................................................     5,301
      Undivided profits ............................................     4,525
                                                                       -------
          Total ....................................................    16,740
   Tier II Capital .................................................     1,749
                                                                       -------
   Total Capital ...................................................   $18,489
                                                                       =======



                                                       Required  Current  Excess

      Leverage .....................................      5.00%    8.22%   3.22%
      Tier I .......................................      4.00    12.26    8.26
      Risk-based ...................................      8.00    13.55    5.55


     In addition, the Federal Reserve Bank (the "FRB") leverage ratio rules require bank holding companies to maintain a minimum level of "primary capital" to total assets of 5.5% and a minimum level of "total capital" to total assets of 6%. For this purpose, (i) "primary capital" includes, among other items, common stock, contingency and other capital reserves, and the allowance for possible loan losses, (ii) "total capital" includes, among other things, certain subordinated debt, and "total assets" is increased by the allowance for possible loan losses. DNB's primary capital ratio and its total capital ratio are both 10.4%, well in excess of FRB requirements.

Regulatory Matters

     Dividends payable to the Corporation by the Bank are subject to certain regulatory limitations. Under normal circumstances, the payment of dividends in any year without regulatory permission is limited to the net profits (as defined for regulatory purposes) for that year, plus the retained net profits for the preceding two calendar years.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

                Not Applicable

ITEM 2.   CHANGES IN SECURITIES

                Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

                Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               At the Corporation's Annual Meeting held April 22, 1997, the stockholders voted as follows:


                A.  Election of Class "B" Directors:

                           Robert J. Charles
                           For:  457,882     Against: 21,707    Abstain:   --

                           Vernon J. Jameson
                           For:  459,072     Against: 20,517    Abstain:   --

                           Henry F. Thorne
                           For:  471,932     Against:  7,657    Abstain:   --

          B. Ratification of appointment of KPMG Peat Marwick LLP as independent auditors of the Corporation, for the fiscal year ending December 31, 1997:

                           For:  475,693     Against:  2,884    Abstain:  1,052

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

                                                       DNB FINANCIAL CORPORATION
                                                                    (Registrant)



DATE:  May 14, 1997                                         /S/ Henry F. Thorne
                                                    ---------------------------
                                                     Henry F. Thorne, President
                                                    and Chief Executive Officer



DATE:  May 14, 1997                                        /S/ Bruce E. Moroney
                                                    ---------------------------
                                                               Bruce E. Moroney
                                                        Chief Financial Officer