Form 10-Q
period 1997-06-30
DNB FINANCIAL CORP /PA/
filed 1997-08-13
CIK 713671

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                  For the quarterly period ended: June 30, 1997
                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

                        [X] Yes                   [    ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock ($10.00 Par Value)                    691,422
               (Class)                       (Shares Outstanding as of
                                                  August 13, 1997)
_______________________________________________________________________________

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY






PART  I - FINANCIAL INFORMATION                                         PAGE NO.

ITEM 1.       FINANCIAL STATEMENTS:

     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
     June 30, 1997 and December 31, 1996                                   3

     CONSOLIDATED STATEMENTS OF OPERATIONS
     Three Months Ended June 30, 1997 and 1996                             4

     CONSOLIDATED STATEMENTS OF OPERATIONS
     Six Months Ended June 30, 1997 and 1996                               5

     CONSOLIDATED STATEMENTS OF CASH FLOWS
     Six Months Ended June 30, 1997 and 1996                               6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     June 30, 1997 and December 31, 1996                                   7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                9

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS                                           17

ITEM 2.       CHANGE IN SECURITIES                                        17

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                             17

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF                          17
              SECURITY HOLDERS

ITEM 5.       OTHER INFORMATION                                           17

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                            17

SIGNATURES                                                                18

Consolidated Statements of Financial Condition

                                                                                                June 30,      December 31,
                                                                                                  1997            1996
                                                                                              ----------      -----------

Assets
Cash and due from banks ................................................................   $   8,362,801    $   6,636,470
Federal funds sold .....................................................................      16,500,000        4,833,000
Investment securities available for sale, at market price ..............................      18,400,809       21,678,879
Investment securities (market value $43,111,549
   in 1997 and $49,195,997 in 1996) ....................................................      42,922,633       48,871,142
Loans, net of unearned income ..........................................................     126,080,574      121,572,569
   Allowance for possible loan losses ..................................................      (5,130,967)      (5,112,486)
                                                                                             -----------      -----------
Net loans ..............................................................................     120,949,607      116,460,083
                                                                                             -----------      -----------
Office property and equipment, net .....................................................       3,816,265        3,986,502
Accrued interest receivable ............................................................       1,560,541        1,562,565
Other real estate owned ................................................................         390,500        l,010,500
Deferred income tax asset ..............................................................         872,100          866,354
Other assets ...........................................................................       1,283,051        1,222,594
                                                                                             -----------      -----------
Total assets ...........................................................................   $ 215,058,307    $ 207,128,089
                                                                                             ===========      ===========


Liabilities and Stockholders' Equity
Liabilities
Non-interest-bearing deposits ..........................................................   $  26,609,626    $  26,428,509
Interest-bearing deposits:
   NOW accounts ........................................................................      36,007,536       31,140,486
   Money market ........................................................................      16,451,424       15,549,927
   Savings .............................................................................      28,697,510       28,558,535
   Time ................................................................................      84,108,335       76,746,106
                                                                                             -----------      -----------
Total deposits .........................................................................     191,874,431      178,423,563
                                                                                             -----------      -----------
Repurchase agreements ..................................................................         861,197       11,225,273
FHLB advances ..........................................................................       3,000,000               --
Accrued interest payable ...............................................................         586,868          454,574
Other liabilities ......................................................................       1,452,773          808,665
                                                                                             -----------      -----------
Total liabilities ......................................................................     197,775,269      190,912,075
                                                                                             -----------      -----------
Stockholders' Equity
Preferred stock, $10.00 par value;
   1,000,000 shares authorized; none issued ............................................              --               --
Common stock, $10.00 par value;
   5,000,000 shares authorized;
   691,422 issued and outstanding ......................................................       6,914,220        6,914,220
Surplus ................................................................................       5,408,365        5,196,292
Retained earnings ......................................................................       5,000,094        4,127,905
Net unrealized loss on investment securities
   available for sale ..................................................................         (39,641)         (22,403)
                                                                                             -----------      -----------
Total stockholders' equity .............................................................      17,283,038       16,216,014
                                                                                             -----------      -----------
Total liabilities and stockholders' equity .............................................   $ 215,058,307    $ 207,128,089
                                                                                             ===========      ===========


See accompanying notes to consolidated financial statements

Consolidated Statements of Operations

                                                                                                          Three Months Ended June 30
                                                                                                          --------------------------
                                                                                                               1997         1996
                                                                                                          ------------   -----------

Interest Income:
Interest and fees on loans ...............................................................................  $2,923,421   $2,621,338
Interest on taxable investment securities ................................................................   1,110,606    1,022,789
Interest on Federal funds sold ...........................................................................      55,023      115,494
                                                                                                            ----------   ----------
    Total interest income ................................................................................   4,089,050    3,759,621
                                                                                                            ----------   ----------
Interest Expense:
Interest on time deposits ................................................................................   1,122,982    1,011,398
Interest on NOW, money market and savings ................................................................     509,069      465,203
Interest on repurchase agreements ........................................................................      14,596       95,673
Interest on FHLB advances ................................................................................      43,797           --
Interest on Federal funds purchased ......................................................................       2,462           --
                                                                                                            ----------   ----------
    Total interest expense ...............................................................................   1,692,906    1,572,274
                                                                                                            ----------   ----------
Net interest income ......................................................................................   2,396,144    2,187,347
Provision for possible loan losses .......................................................................          --           --
Net interest income after provision for possible loan losses .............................................   2,396,144    2,187,347
                                                                                                            ----------   ----------
Non-interest Income:
Service charges ..........................................................................................      82,116       73,813
Trust income .............................................................................................      80,888       59,801
Other ....................................................................................................      88,955       57,646
                                                                                                            ----------   ----------
    Total non-interest income ............................................................................     251,959      191,260
                                                                                                            ----------   ----------
Non-interest Expense:
Salaries and employee benefits ...........................................................................     977,674      932,674
Occupancy ................................................................................................     119,346       96,293
Furniture and equipment ..................................................................................     171,104      155,424
FDIC insurance ...........................................................................................      18,596       12,021
Professional and consulting ..............................................................................      74,807       72,786
Printing and supplies ....................................................................................      42,519       63,244
Insurance ................................................................................................      23,942       31,962
Advertising and marketing ................................................................................      68,204       64,455
PA shares tax ............................................................................................      35,644       34,782
Postage ..................................................................................................      32,647       23,039
Other ....................................................................................................     145,120      155,279
                                                                                                            ----------   ----------
    Total non-interest expense ...........................................................................   1,709,603    1,641,959
                                                                                                            ----------   ----------
Income before income taxes ...............................................................................     938,500      736,648
Income tax expense .......................................................................................     218,000      140,000
                                                                                                            ----------   ----------
    Net income ...........................................................................................  $  720,500   $  596,648
                                                                                                            ==========   ==========

Common Share Data:
Net income per share .....................................................................................       $1.04        $0.86
Cash dividends per share .................................................................................        0.20         0.14
Weighted average number of common shares
 outstanding .............................................................................................     691,422      691,422

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations

                                                                                                            Six Months Ended June 30
                                                                                                            ------------------------
                                                                                                                1997         1996
                                                                                                            ----------   -----------
Interest Income:
Interest and fees on loans ...............................................................................  $5,649,524   $5,270,518
Interest on taxable investment securities ................................................................   2,279,017    1,905,942
Interest on Federal funds sold ...........................................................................      89,124      218,043
                                                                                                             ---------   ----------
    Total interest income ................................................................................   8,017,665    7,394,503
                                                                                                             ---------   ----------

Interest Expense:
Interest on time deposits ................................................................................   2,153,734    1,997,544
Interest on NOW, money market and savings ................................................................     996,698      947,912
Interest on repurchase agreements ........................................................................     100,515      188,751
Interest on FHLB advances ................................................................................      71,797           --
Interest on Federal funds purchased ......................................................................       5,364          999
                                                                                                            ----------   ----------
    Total interest expense ...............................................................................   3,328,108    3,135,206
                                                                                                            ----------   ----------
Net interest income ......................................................................................   4,689,557    4,259,297
Provision for possible loan losses .......................................................................          --           --
Net interest income after provision for possible loan losses .............................................   4,689,557    4,259,297
                                                                                                            ----------   ----------
Non-interest Income:
Service charges ..........................................................................................     147,342      153,038
Trust income .............................................................................................     172,320      129,860
Other ....................................................................................................     150,317      101,399
                                                                                                            ----------   ----------
    Total non-interest income ............................................................................     469,979      384,297
                                                                                                            ----------   ----------
Non-interest Expense:
Salaries and employee benefits ...........................................................................   1,954,498    1,887,729
Occupancy ................................................................................................     230,062      219,526
Furniture and equipment ..................................................................................     336,771      325,074
FDIC insurance ...........................................................................................      36,872       23,720
Professional and consulting ..............................................................................     138,104      153,711
Printing and supplies ....................................................................................      94,638      120,678
Insurance ................................................................................................      46,051       64,492
Advertising and marketing ................................................................................     112,969      106,071
PA shares tax ............................................................................................      71,288       69,563
Postage ..................................................................................................      55,425       66,781
Other ....................................................................................................     292,027      312,908
                                                                                                            ----------   ----------
    Total non-interest expense ...........................................................................   3,368,705    3,350,253
                                                                                                            ----------   ----------
Income before income taxes ...............................................................................   1,790,831    1,293,341
Income tax expense .......................................................................................     430,000      243,000
                                                                                                            ----------   ----------
    Net income ...........................................................................................  $1,360,831   $1,050,341
                                                                                                            ==========   ==========

Common Share Data:
Net income per share .....................................................................................       $1.97        $1.52
Cash dividends per share .................................................................................        0.40         0.24
Weighted average number of common shares
 outstanding .............................................................................................     691,422      691,422

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

                                                                                      Six Months Ended June 30
                                                                                      ------------------------
                                                                                          1997         1996
                                                                                      ----------    ----------
Cash Flows From Operating Activities:
Net income .........................................................................  $1,360,831   $1,050,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization ......................................................     176,046      173,745
Gain on sale of OREO ...............................................................      (6,533)          --
Decrease in interest receivable ....................................................       2,024       32,011
Increase in other assets, net ......................................................     (60,457)    (101,092)
Increase in interest payable .......................................................     132,294       12,815
Increase in other liabilities ......................................................     644,108       52,554
                                                                                      ----------   ----------
Net Cash Provided By Operating Activities ..........................................   2,248,313    1,220,374
                                                                                      ----------   ----------
Cash Flows From Investing Activities:
Proceeds from maturities & paydowns of AFS securities ..............................   3,299,203   16,946,969
Proceeds from maturities & paydowns of HTM securities ..............................   9,608,524           --
Purchase of AFS securities .........................................................          --   (8,223,388)
Purchase of HTM securities .........................................................  (3,673,109) (23,217,460)
Net (increase) decrease in loans ...................................................  (4,489,524)     931,666
Proceeds from sales of bank property & equipment ...................................          --       13,340
Proceeds from sale of OREO .........................................................     626,533           --
Purchase of bank property and equipment ............................................     (36,832)    (106,322)
                                                                                      ----------   ----------
Net Cash Used (Provided) By Investing Activities ...................................   5,334,795  (13,655,195)
                                                                                      ----------   ----------
Cash Flows From Financing Activities:
Net increase in deposits ...........................................................  13,450,868    8,772,049
Decrease in repurchase agreements .................................................. (10,364,076)  (1,257,812)
Increase in FHLB advances ..........................................................   3,000,000           --
Dividends paid .....................................................................    (276,569)    (164,697
                                                                                      ----------   ----------
Net Cash Provided By Financing Activities ..........................................  5,810,223    7,349,540
                                                                                      ----------   ----------
Net Change in Cash and Cash Equivalents ............................................  13,393,331   (5,085,281
Cash and Cash Equivalents at Beginning of Period ...................................  11,469,470   15,794,175
                                                                                      ----------   ----------
Cash and Cash Equivalents at End of Period ......................................... $24,862,801  $10,708,894
                                                                                      ==========   ==========
Supplemental Disclosure Of Cash Flow Information:
Cash paid during the period for:
Interest ..........................................................................   $3,195,814   $3,122,391
Taxes .............................................................................      350,000      260,000
                                                                                      ----------   ----------
Supplemental Disclosure Of Non-cash Flow Information:
Transfer on loans to OREO .........................................................           --   $  726,024
                                                                                      ----------   ----------

See accompanying notes to consolidated financial statements.

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:   BASIS OF PRESENTATION AND RESTATEMENT

     The accompanying consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, Downingtown National Bank (the "Bank"), have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 1996.

NOTE 2:   FEDERAL INCOME TAXES

     DNB accounts for income taxes in accordance with the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

NOTE 3:   NET INCOME PER SHARE

     Net income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Earnings dilution caused by common stock equivalents does not exceed three percent (3%), therefore they are not included in the total weighted average. The weighted average number of shares of common stock outstanding was 691,422 for the three and six months ended June 30, 1997 and 1996. Per share net income, number of shares and dividends have been adjusted for the five percent (5%) stock dividend paid in 1996.

NOTE 4:   RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the FASB issued SFAS No. 128, EARNINGS PER SHARE. This statement establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings Per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. The adoption of this statement is not expected to have a material impact on DNB's EPS disclosure.

     In June 1997, the FASB adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. According to the statement, all items of "comprehensive income" are to be reported in a "financial statement that is displayed with the same prominence as other financial statements". Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Along with net income, examples of comprehensive income include foreign currency translation adjustments, unrealized holding gains and losses on available-for-sale securities, changes in the market value of a futures contract that qualifies as a hedge of an asset reported at fair value, and minimum pension liability adjustments. Currently, the comprehensive income of DNB would consist primarily of net income and unrealized holding gains and losses on available-for-sale securities. This statement becomes effective for fiscal years beginning after December 15, 1997.

     Additionally, in June 1997 the FASB adopted SFAS No. 131 DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This statement which supersedes SFAS No. 14, requires public companies to report financial and descriptive information about their reportable operating segments on both an annual and interim basis. SFAS No. 131 mandates disclosure of a measure of segment profit/loss, certain revenue and expense items and segment assets. In addition, the statement requires reporting information on the entity's products and services, countries in which the entity earns revenues and holds assets, and major customers. This statement requires changes in disclosures and would not effect the financial condition of DNB. This statement becomes effective for fiscal years beginning after December 15, 1997.

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL CONDITION

     DNB's total assets were $215.1 million at June 30, 1997 compared to $207.1 million at December 31, 1996. Total loans were $126.1 million, up $4.5 million or 4% from $121.6 million at December 31, 1996. The increase was primarily in the commercial and commercial construction loan portfolio which increased $5.1 million or 17%. Investment securities (AFS and HTM) were $61.3 million, down $9.2 million or 13% from December, reflecting maturities and paydowns in the portfolio. Federal funds sold were $16.5 million at June 30, 1997, up $11.7 million from December. Cash flows from the investment portfolio and increased deposits funded the increases in total loans and Federal funds sold.

     Deposits and other borrowings at June 30, 1997 totaled $195.7 million, compared to $189.6 million at December 31, 1996. Increases of $7.4 million in time deposits, $4.9 million in NOW accounts and $1.2 million in all other deposits combined, were partially offset by a decrease of $7.4 million in other borrowings. The increases in time deposits was a result of several successful time deposit promotions initiated in the second quarter.

     At June 30, 1997, stockholders' equity was $17.3 million or $25.01 per share, compared to $16.2 million or $23.47 per share at December 31, 1996. The increase in stockholders' equity was the result of net income of $1.4 million for the six months ended June 30, 1997, offset by dividends paid of approximately $277,000 or $.40 per share.

RESULTS OF OPERATIONS

NET INTEREST INCOME

     DNB's earnings performance is primarily dependent upon its level of net interest income, which is the excess of interest earned on loans, investments and Federal funds sold over interest expense on deposits and other borrowings.

     Net interest income increased $209,000 or 9.6% to $2.4 million for the three month period and $430,000 or 10.1% to $4.7 million for the six month period ended June 30, 1997. As shown in the following tables, the increase in net interest income for the three and six month periods ended June 30, 1997 was largely attributable to the positive effects of volume changes and, to a lesser degree, the positive effects of rate changes. The positive impact from changes in volume for both periods was primarily attributable to higher levels of loans. The benefit from these higher levels was offset somewhat by a higher average volume of time deposits. There was no net benefit from rate changes during the three month period and only a modest net benefit ($24,000) during the six month period. The primary contributing factor for this was improved yields on the loan portfolio due to the reduction in non-performing loans.

     The following tables sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three and six months ended June 30, 1997 and 1996. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (i) changes in rate (change in rate multiplied by old volume) and (ii) changes in volume (change in volume multiplied by old rate). The net change attributable to the combined impact of rate and volume has been allocated proportionately to the change due to rate and the change due to volume.


                                                                                               Three Months Ended June 30, 1997
                                                                                                      Compared to 1996
                                                                                                 ---------------------------
                                                                                                        Change Due to
(Dollars in Thousands)                                                                             Rate     Volume    Total
                                                                                                   ----     ------    -----
Interest-earning assets:
Loans ........................................................................................   $  72     $ 230    $ 302
Securities ...................................................................................      (2)       90       88
Federal funds sold ...........................................................................     (17)      (43)     (60)
                                                                                                   ---       ---      ---
     Total ...................................................................................      53       277      330
                                                                                                   ---       ---      ---
Interest-bearing liabilities:
Savings deposits .............................................................................      45        (1)      44
Time deposits ................................................................................       3       109      112
FHLB advances ................................................................................      22        22       44
Federal funds purchased ......................................................................       1         1        2
Repurchase agreements ........................................................................     (18)      (63)     (81)
                                                                                                   ---       ---      ---
     Total ...................................................................................      53        68      121
                                                                                                   ---       ---      ---
Net interest income/interest rate spread .....................................................    $  0     $ 209    $ 209
                                                                                                   ===       ===      ===


                                                                                             Six Months Ended June 30, 1997
                                                                                                   Compared to 1996
                                                                                               --------------------------
                                                                                                     Change Due to
(Dollars in Thousands)                                                                          Rate     Volume   Total
                                                                                                ----     ------   -----
Interest-earning assets:
Loans ......................................................................................   $  32     $ 347    $ 379
Securities .................................................................................       7       366      373
Federal funds sold .........................................................................      (9)     (120)    (129)
                                                                                                 ---       ---      ---
     Total .................................................................................      30       593      623
                                                                                                 ---       ---      ---
Interest-bearing liabilities:
Savings deposits ...........................................................................      26        23       49
Time deposits ..............................................................................     (36)      192      156
FHLB advances ..............................................................................      36        36       72
Federal funds purchased ....................................................................      --         4        4
Repurchase agreements ......................................................................     (20)      (68)     (88)
                                                                                                 ---       ---      ---
     Total .................................................................................       6       187      193
                                                                                                 ---       ---      ---
Net interest income/interest rate spread ...................................................   $  24     $ 406    $ 430
                                                                                                 ===       ===      ===



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

     DNB made no provisions for possible loan losses during the three and six month periods ended June 30, 1997 and 1996, based on available information, as well as continuing improvement in the quality of the loan portfolio.

     The following table summarizes the changes in the allowance for possible loan losses for the periods indicated. Real estate includes both residential and commercial real estate.

                                                                        6 Months     Year     6 Months
                                                                          Ended      Ended      Ended
(Dollars in Thousands)                                                   6/30/97    12/31/96   6/30/96
                                                                         -------    --------   -------
Beginning balance ....................................................   $ 5,112    $ 5,515    $ 5,515
Provisions ...........................................................        --         --         --
Loans charged off:
       Real estate ...................................................        --       (454)      (274)
       Commercial ....................................................       (24)       (50)        (1)
       Consumer ......................................................        (2)       (30)       (33)
                                                                           -----      -----       -----
           Total charged off .........................................       (26)      (534)      (308)
                                                                           -----      -----       -----
Recoveries:
       Real estate ...................................................         1         38          1
       Commercial ....................................................         7         48         14
       Consumer ......................................................        37         45         24
                                                                           -----      -----      -----
           Total recoveries ..........................................        45        131         39
                                                                           -----      -----      -----
Net recoveries (charge-offs) .........................................        19       (403)      (269)
                                                                           -----      -----      -----
Ending balance .......................................................   $ 5,131    $ 5,112    $ 5,246
                                                                           =====      =====      =====

     Management believes that DNB has adequate reserves at June 30, 1997, however, it continues to monitor its loan portfolio and will make any adjustments as needed. In addition, loan classifications and loss reserves as determined by management of the Bank are subject to periodic examination by the OCC, the Federal Deposit Insurance Corporation and the Federal Reserve Bank. Management cannot predict with any degree of certainty whether a regulatory examination would require any changes in its loan classifications or adjustments to the allowance for possible loan losses. The Bank was examined by the OCC during the fourth quarter of 1996. The OCC's examination was as of September 30, 1996 for all matters. As a result of the examination, no additional provisions were required.

NON-INTEREST INCOME

     Total non-interest income includes service charges on deposit products, trust commissions and fees received by DNB's Trust and Investment Services Division, and other less significant sources of income such as fees for safe deposit box rentals, travelers' checks and money order sales, collecting bills for local municipalities and similar activities.

     For the three month period ended June 30, 1997, non-interest income was $252,000, compared to $191,000 for the same three month period in 1996. Trust income was up $21,000, service charges were up $8,000 while other income was up $31,000 during the three month period ended June 30, 1997, compared to the same period in 1996.

     For the six month period ended June 30, 1997, non-interest income was $470,000, compared to $384,000 for the same period in 1996, up $86,000 or 22%.
The increase was largely attributable to a $42,000 increase in Trust income, an increase in other income of $49,000, partially offset by a modest decrease in service charges of $6,000.

     The increases in Trust income for the three and six month periods ended June 30, 1997 were due to commissions received from estate settlements. The increases in other income, for the same periods, were due to fees received for utility bill collections.

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

     Non-interest expenses increased $68,000 to $1.7 million and $18,000 to $3.4 million for the three and six month periods ended June 30, 1997, respectively, from $1.6 million and $3.4 million for the comparable periods in 1996. The increases during both periods resulted primarily from higher levels of salaries and employee benefits, occupancy expense, furniture and equipment expense and FDIC insurance premiums, partially offset by decreases in printing and supplies and "other" expenses.

     Salaries & employee benefits increased $45,000 or 5% to $978,000 and $67,000 or 4% to $2.0 million for the three and six months ended June 30, 1997, respectively, compared to $933,000 and $1.9 million for the same periods in 1996. The increases in this category were caused by normal salary merit increases and increases in other benefit/incentive plans offered by DNB.

     Occupancy expense increased approximately $23,000 or 24% to $119,000 and $11,000 or 5% to $230,000 for the three and six months ended June 30, 1997, respectively. This compares to $96,000 and $220,000 for the same periods in 1996. The increases in this category were due to additional costs associated with minor painting and renovations at several locations and for increases in real estate taxes.

     Furniture & equipment expense increased approximately $16,000 or 10% to $171,000 and $12,000 or 4% to $337,000 for the three and six months ended June 30, 1997, respectively, compared to $155,000 and $325,000 for the same periods in 1996. The increases for both periods were primarily attributable to machinery and equipment service costs as warranties expired on newly owned equipment.

     FDIC insurance increased $7,000 or 55% to $19,000 and $13,000 or 55% to $37,000 for the three and six months ended June 30, 1997 compared to the same periods in 1996. The increase in FDIC insurance was caused by additional premiums for the FICO bond funding.

     These increases were partially offset by decreases in printing and supplies and "other" expenses. Printing and supplies expense decreased $21,000 or 33% to $43,000 and $26,000 or 22% to $95,000 for the three and six months ended June 30, 1997, respectively, compared to $63,000 and $121,000 for the same periods in 1996. During the second quarter DNB outsourced its inventory system for forms and supplies. This created temporary timing differences for certain supplies expense as new items purchased were inventoried.

     Other expenses include such items as OREO expense, satisfaction fees, appraisal fees, telephone & fax expense and other miscellaneous expenses. Other expenses decreased $10,000 or 7% to $145,000 and $21,000 or 7% to $292,000 for
the three and six months ended June 30, 1997 compared to 1996. The decrease in this category was caused primarily by a reduction in OREO expense, as the Bank sold a significant portion of its OREO property in the second quarter of 1997.

INCOME TAXES

     Income tax expense was $218,000 and $430,000 for the three and six months ended June 30, 1997 and $140,000 and $243,000 for the three and six months ended June 30, 1996. The rates used for income taxes for both periods were less than the statutory rate as the Corporation recognized certain tax benefits relating to the provisions for possible loan losses recorded in prior years.

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


                                                                        June 30    Dec.31   June 30
(Dollars in Thousands)                                                    1997      1996      1996
----------------------                                                   -----     -----     -----

Nonaccrual Loans
     Residential mortgage ...........................................   $  846    $  743   $  849
     Commercial mortgage ............................................      982     1,315    1,150
     Commercial .....................................................      845       650      845
     Consumer .......................................................      140       187      196
                                                                         -----     -----    -----
Total nonaccrual loans ..............................................    2,813     2,895    3,040
Loans 90 days past due and still accruing:
     Consumer .......................................................       21       194      324
     Troubled debt restructurings ...................................       --       184       --
                                                                         -----     -----    -----
Total non-performing loans ..........................................    2,834     3,273    3,364
Other real estate owned .............................................      391     1,010    1,536
                                                                         -----     -----    -----
Total non-performing assets .........................................   $3,225    $4,283   $4,900
                                                                         =====     =====    =====


If interest income had been recorded on nonaccrual loans and trouble debt restructurings, interest would have been increased as shown in the following table:

                                                                        6 Months      Year    6 Months
                                                                          Ended      Ended      Ended
(Dollars in thousands)                                                   6/30/97    12/31/96   6/30/96
----------------------                                                   -------    --------   -------
Interest income which would have been recorded
       under original terms ..........................................   $ 118       $ 254     $ 127
Interest income recorded during the period ...........................     (16)        (80)      (28)
                                                                           ---         ---       ---
Net impact on interest income ........................................   $ 102       $ 174      $ 99
                                                                           ===         ===       ===



     As of June 30, 1997, DNB had impaired loans with a total recorded investment of $1.2 million and an average recorded investment for the six month period ended June 30, 1997 of $1.3 million. As of June 30, 1997, their was no related allowance for credit losses necessary for these impaired loans. Total cash collected on impaired loans was credited to the outstanding principal balance in the amount of $35,000 during the six months ended June 30, 1996. No interest income was recorded on such loans.

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

The following table sets forth the DNB's asset quality and allowance coverage ratios at the dates indicated:

                                                                                         June 30    Dec. 31   June 30
                                                                                           1997      1996      1996
                                                                                           ----      ----      ----

Non-performing Loans/Total Loans ...................................................        2.2%      2.7%      2.9%
Non-performing Assets/Total Loans and OREO .........................................        2.5       3.5       4.2
Allowance for Loan & Lease Losses/Total Loans ......................................        4.1       4.2       4.5
Allowance for Loan & Lease Losses/Total Loans and OREO .............................        4.1       4.2       4.5
Allowance for Loan & Lease Losses/Non-performing Assets ............................      159.1     119.4     107.1
Allowance for Loan & Lease Losses/Non-performing Loans .............................      181.1     156.2     156.0


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

     At June 30, 1997 DNB has $9.3 million in commitments to fund commercial real estate, construction and land development. In addition, DNB had commitments to fund $600,000 in home equity lines of credit and $7.9 million in other unused commitments. Management anticipates the majority of these commitments will be funded by means of normal cash flows. In addition, $43.8 million of time deposits at DNB are scheduled to mature during the six months ending December 31, 1996. Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by maturing loans and investments.

     Stockholders' equity increased to $17.3 million at June 30, 1997 as a result of the $1,361,000 profit reported for the six months then ended and after dividends paid totaling approximately $277,000 year to date. Management believes that the Bank is adequately capitalized and as a result of the Bank's common equity position, the Bank's risk-based capital ratios exceed the 1997 regulatory required minimums. The following table summarizes data and ratios pertaining to the Bank's capital structure.


(Dollars in Thousands)
                                                                                     June 30, 1997
                                                                                     -------------
   Tier I Capital:
      Common stock ..................................................................   $ 6,914
      Surplus .......................................................................     5,409
      Retained earnings .............................................................     5,000
                                                                                         ------
          Total .....................................................................    17,323
   Tier II Capital ..................................................................     1,748
                                                                                         ------
   Total Capital ....................................................................   $19,071
                                                                                         ======



                                                                                Required   Current   Excess
                                                                                --------   -------   ------

      Leverage .............................................................      5.00%      8.40%   3.40%
      Tier I ...............................................................      4.00      12.69    8.69
      Risk-based ...........................................................      8.00      13.97    5.97

     In addition, the Federal Reserve Bank (the "FRB") leverage ratio rules require bank holding companies to maintain a minimum level of "primary capital" to total assets of 5.5% and a minimum level of "total capital" to total assets of 6%. For this purpose, (i) "primary capital" includes, among other items, common stock, contingency and other capital reserves, and the allowance for possible loan losses, (ii) "total capital" includes, among other things, certain subordinated debt, and "total assets" is increased by the allowance for possible loan losses. DNB's primary capital ratio and its total capital ratio are both 10.2%, well in excess of FRB requirements.

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

                                                  DNB FINANCIAL CORPORATION
                                                               (Registrant)



DATE:  August 13, 1997                            /S/ Henry F. Thorne
                                                  -------------------
                                                  Henry F. Thorne, President
                                                  and Chief Executive Officer



DATE:  August 13, 1997                            /S/ Bruce E. Moroney
                                                  --------------------
                                                  Bruce E. Moroney
                                                  Chief Financial Officer