Form 10-Q
period 1997-09-30
DNB FINANCIAL CORP /PA/
filed 1997-11-10
CIK 713671

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

               For the quarterly period ended: September 30, 1997
                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

                    [X] Yes                   [    ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($10.00 Par Value)                         1,382,844
             (Class)                            (Shares Outstanding as of
                                                  November 10, 1997)
---------------------------------------------------------------------------

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY

                                      INDEX

PART I - FINANCIAL INFORMATION                                          PAGE NO.

ITEM 1.  FINANCIAL STATEMENTS:

         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
         September 30, 1997 and December 31, 1996                          3

         CONSOLIDATED STATEMENTS OF OPERATIONS
         Three Months Ended September 30, 1997 and 1996                    4

         CONSOLIDATED STATEMENTS OF OPERATIONS
         Nine Months Ended September 30, 1997 and 1996                     5

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         Nine Months Ended September 30, 1997 and 1996                     6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         September 30, 1997 and December 31, 1996                          7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     9

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                17

ITEM 2.  CHANGE IN SECURITIES                                             17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                  17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF                               17
         SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION                                                17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 17

SIGNATURES                                                                18

Consolidated Statements of Financial Condition

                                                                                                 September 30,     December 31,
                                                                                                      1997             1996
                                                                                                 ------------      -----------
Assets
Cash and due from banks .....................................................................   $   6,625,880    $   6,636,470
Federal funds sold ..........................................................................       8,146,000        4,833,000
Investment securities available for sale, at market value ...................................      13,569,993       21,678,879
Investment securities (market value $50,692,223
   in 1997 and $49,195,997 in 1996) .........................................................      50,482,321       48,871,142
Loans, net of unearned income ...............................................................     132,096,607      121,572,569
Allowance for possible loan losses ..........................................................      (5,228,158)      (5,112,486)
                                                                                                  -----------      -----------
Net loans ...................................................................................     126,868,449      116,460,083
                                                                                                  -----------      -----------
Office property and equipment, net ..........................................................       3,724,736        3,986,502
Accrued interest receivable .................................................................       1,599,306        1,562,565
Other real estate owned .....................................................................         231,187        l,010,500
Deferred income tax asset ...................................................................         851,343          866,354
Other assets ................................................................................       1,510,104        1,222,594
                                                                                                  -----------      -----------
Total assets ................................................................................   $ 213,609,319    $ 207,128,089
                                                                                                  ===========      ===========

Liabilities and Stockholders' Equity
Liabilities
Non-interest-bearing deposits ...............................................................   $  23,882,314    $  26,428,509
Interest-bearing deposits:
   NOW accounts .............................................................................      30,042,945       31,140,486
   Money market .............................................................................      15,192,312       15,549,927
   Savings ..................................................................................      28,616,222       28,558,535
   Time .....................................................................................      96,643,916       76,746,106
                                                                                                  -----------      -----------
Total deposits ..............................................................................     194,377,709      178,423,563
                                                                                                  -----------      -----------

Repurchase agreements .......................................................................            --         11,225,273
Accrued interest payable ....................................................................         683,373          454,574
Other liabilities ...........................................................................         680,172          808,665
                                                                                                  -----------      -----------
Total liabilities ...........................................................................     195,741,254      190,912,075
                                                                                                  -----------      -----------

Stockholders' Equity
Preferred stock, $10.00 par value;
   1,000,000 shares authorized; none issued .................................................              --               --
Common stock, $10.00 par value;
   5,000,000 shares authorized; 1,382,844 and
   691,422 issued and outstanding, respectively .............................................      13,828,440        6,914,220
Surplus .....................................................................................            --          5,196,292
Retained earnings ...........................................................................       4,012,100        4,127,905
Net unrealized gain (loss) on investment securities
   available for sale .......................................................................          27,525          (22,403)
                                                                                                  -----------      -----------
Total stockholders' equity ..................................................................      17,868,065       16,216,014
                                                                                                  -----------      -----------
Total liabilities and stockholders' equity ..................................................   $ 213,609,319    $ 207,128,089
                                                                                                  ===========      ===========

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations

                                                              Three Months Ended September 30
                                                              -------------------------------
                                                                   1997               1996
                                                              -------------      ------------
Interest Income:
Interest and fees on loans .................................     $2,938,947        $2,648,313
Interest on taxable investment securities ..................      1,001,859         1,133,330
Interest on Federal funds sold .............................        207,059            74,352
                                                              -------------      ------------
     Total interest income .................................      4,147,865         3,855,995
                                                              -------------      ------------
Interest Expense:
Interest on time deposits ..................................      1,259,100         1,040,712
Interest on NOW, money market and savings ..................        514,355           479,969
Interest on repurchase agreements ..........................          7,067           122,584
Interest on FHLB advance ...................................         17,150                --
Interest on Federal funds purchased ........................             --             1,963
                                                              -------------      ------------
     Total interest expense ................................      1,797,672         1,645,228
                                                              -------------      ------------
Net interest income ........................................      2,350,193         2,210,767
Provision for possible loan losses .........................             --                --
Net interest income after provision for possible loan losses      2,350,193         2,210,767
                                                              -------------      ------------
Non-interest Income:
Service charges ............................................         88,051            87,287
Trust income ...............................................         84,924            78,873
Other ......................................................        172,929            72,097
                                                              -------------      ------------
     Total non-interest income .............................        345,904           238,257
                                                              -------------      ------------

Non-interest Expense:
Salaries and employee benefits .............................        984,264           903,397
Occupancy ..................................................        122,086           111,084
Furniture and equipment ....................................        172,620           162,935
FDIC insurance .............................................          5,478            12,221
Professional and consulting ................................        190,590            69,167
Printing and supplies ......................................         40,880            41,907
Insurance ..................................................         24,539            22,249
Advertising and marketing ..................................         45,097            48,054
PA shares tax ..............................................         35,644            34,781
Postage ....................................................         23,568            31,856
Other ......................................................        151,529           175,682
                                                              -------------      ------------
     Total non-interest expense ............................      1,796,295         1,613,333
                                                              -------------      ------------
Income before income taxes .................................        899,802           835,691
Income tax expense .........................................        218,000           185,000
                                                              -------------      ------------
     Net income ............................................     $  681,802        $  650,691
                                                              =============      ============

Per Common Share Data:
Net income .................................................         $ 0.49            $ 0.47
Cash dividends .............................................           0.12              0.07
Weighted average number of common shares outstanding .......      1,382,844         1,382,844


See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations




                                                               Nine Months Ended September 30
                                                               ------------------------------
                                                                    1997             1996
                                                               -------------      -----------

Interest Income:
Interest and fees on loans .................................     $ 8,588,471      $ 7,918,831
Interest on taxable investment securities ..................       3,280,876        3,039,272
Interest on Federal funds sold .............................         296,183          292,395
                                                               -------------      -----------
     Total interest income .................................      12,165,530       11,250,498
                                                               -------------      -----------
Interest Expense:
Interest on time deposits ..................................       3,412,834        3,038,256
Interest on NOW, money market and savings ..................       1,511,053        1,427,881
Interest on repurchase agreements ..........................         107,582          311,335
Interest on FHLB advances ..................................          88,947               --
Interest on Federal funds purchased ........................           5,364            2,962
                                                               -------------      -----------
     Total interest expense ................................       5,125,780        4,780,434
                                                               -------------      -----------
Net interest income ........................................       7,039,750        6,470,064
Provision for possible loan losses .........................              --               --
Net interest income after provision for possible loan losses       7,039,750        6,470,064
                                                               -------------      -----------
Non-interest Income:
Service charges ............................................         235,393          240,325
Trust income ...............................................         257,244          208,733
Other ......................................................         323,246          173,496
                                                               -------------      -----------
     Total non-interest income .............................         815,883          622,554
                                                               -------------      -----------
Non-interest Expense:
Salaries and employee benefits .............................       2,938,762        2,791,126
Occupancy ..................................................         352,148          330,610
Furniture and equipment ....................................         509,391          488,009
FDIC insurance .............................................          42,350           35,941
Professional and consulting ................................         328,694          222,878
Printing and supplies ......................................         135,518          162,585
Insurance ..................................................          70,590           86,741
Advertising and marketing ..................................         158,066          154,125
PA shares tax ..............................................         106,932          104,344
Postage ....................................................          78,993           98,637
Other ......................................................         443,556          488,590
                                                               -------------      -----------
     Total non-interest expense ............................       5,165,000        4,963,586
                                                               -------------      -----------
Income before income taxes .................................       2,690,633        2,129,032
Income tax expense .........................................         646,000          428,000
                                                               -------------      -----------
     Net income ............................................     $ 2,044,633      $ 1,701,032
                                                               =============      ===========

Per Common Share Data:
Net income .................................................           $1.48            $1.23
Cash dividends .............................................            0.32             0.19
Weighted average number of common shares outstanding .......       1,382,844        1,382,844

See accompanying notes to consolidated financial statements.


Consolidated Statements of Cash Flows
                                                            Nine Months Ended September 30
                                                            ------------------------------
                                                                1997               1996
                                                            ------------      ------------


Cash Flows From Operating Activities:
Net income .............................................   $  2,044,633     $  1,701,032
Adjustments to reconcile net income to net cash provided
   by operating activities:
Depreciation and amortization ..........................        293,761          255,286
Gain on sale of OREO ...................................       (107,748)          (7,239)
Net loss on sale of securities .........................             --            3,414
(Decrease) increase in interest receivable .............        (36,741)          10,847
Increase in other assets ...............................       (287,510)      (1,652,795)
Increase in interest payable ...........................        228,799           29,205
Decrease (increase) in current taxes payable ...........        (29,000)          68,000
Decrease in other liabilities ..........................        (99,493)         (19,752)
                                                            -----------       ----------
Net Cash Provided By Operating Activities ..............      2,006,701          387,998
                                                            -----------       ----------

Cash Flows From Investing Activities:
Proceeds from maturities & paydowns of AFS securities ..     10,466,192        5,334,473
Proceeds from maturities & paydowns of HTM securities ..     16,715,894       17,686,434
Proceeds from sale of AFS securities ...................             --        3,474,762
Purchase of AFS securities .............................     (2,250,688)     (14,211,592)
Purchase of HTM securities .............................    (18,351,691)     (28,615,676)
Net (increase) decrease in loans .......................    (10,499,053)         332,731
Proceeds from sale of OREO .............................        977,748          302,225
Purchase of bank property and equipment ................        (49,056)        (126,566)
                                                            -----------      -----------
Net Cash Used By Investing Activities ..................     (2,990,654)     (15,823,209)
                                                            ------------     -----------

Cash Flows From Financing Activities:
Net increase in deposits ...............................     15,954,146       10,336,138
(Decrease) increase in repurchase agreements ...........    (11,225,273)       5,785,156
Dividends paid .........................................       (442,510)        (263,517)
                                                            -----------      -----------
Net Cash Provided By Financing Activities ..............      4,286,363       15,857,777
                                                            -----------      -----------
Net Change in Cash and Cash Equivalents ................      3,302,410          422,566
Cash and Cash Equivalents at Beginning of Period .......     11,469,470       15,794,175
                                                            -----------      -----------
Cash and Cash Equivalents at End of Period .............   $ 14,771,880     $ 16,216,741
                                                            ===========      ===========


Supplemental Disclosure Of Cash Flow Information:
Cash paid during the period for:
Interest ...............................................   $  5,125,780     $ 4,751,229
Taxes ..................................................        650,000         360,000

Supplemental Disclosure Of Non-cash Flow Information:
Transfer on loans to OREO ..............................   $     90,687     $   850,802


See accompanying notes to consolidated financial statements.

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:   BASIS OF PRESENTATION AND RESTATEMENT

     The accompanying consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, Downingtown National Bank (the "Bank"), have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 1996.

NOTE 2:   COMMON STOCK

     DNB records common stock at par value. Total common stock at September 30, 1997 was $13.8 million after the 2-for-1 stock split on September 19, 1997. The stock split was effected in the form of a 100% stock dividend. DNB accounted for this transaction by increasing its common stock and decreasing its surplus and retained earnings for the par amount of new shares issued.

NOTE 3:   NET INCOME PER SHARE

     Net income per share is computed based on the weighted average number of shares of common stock outstanding during the period, after considering all dilutive common stock equivalents. The weighted average number of shares of common stock outstanding was 1,382,844 for the three and nine months ended September 30, 1997 and 1996. Earnings dilution caused by common stock equivalents did not exceed three percent (3%), therefore they were not included in the total weighted average. Per share net income, number of shares and dividends have been adjusted for the stock split.

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

     Additionally, in June 1997 the FASB adopted SFAS No. 131 Disclosures About Segments of an Enterprise and Related Information. This statement which supersedes SFAS No. 14, requires public companies to report financial and descriptive information about their reportable operating segments on both an annual and interim basis. SFAS No. 131 mandates disclosure of a measure of segment profit/loss, certain revenue and expense items and segment assets. In addition, the statement requires reporting information on the entity's products and services, countries in which the entity earns revenues and holds assets, and major customers. This statement requires changes in disclosures and would not affect the financial condition of DNB. This statement becomes effective for fiscal years beginning after December 15, 1997.

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL CONDITION

     DNB's total assets were $213.6 million at September 30, 1997 compared to $207.1 million at December 31, 1996. Total loans were $132.1 million, up $10.5 million or 9% from $121.6 million at December 31, 1996. The increase was primarily in the commercial and consumer loan portfolios which increased $6.5 million and $3.3 million, respectively. Investment securities (AFS and HTM) were $64.1 million, down $6.5 million from $70.6 million at December, reflecting maturities and paydowns in the portfolio. Federal funds sold were $8.1 million at September 30, 1997, up $3.3 million from December. Cash flows from the investment portfolio and increased deposits funded the increases in total loans and Federal funds sold.

     Deposits and other borrowings at September 30, 1997 totaled $194.4 million, compared to $189.6 million at December 31, 1996. Increases of $20.0 million in time deposits were partially offset by decreases of $11.2 million in other borrowings and $4.0 million in all other deposit categories combined. The increase in time deposits was the result of promotions initiated in the second and third quarters.

     At September 30, 1997, stockholders' equity was $17.9 million or $12.92 per share, compared to $16.2 million or $11.73 per share at December 31, 1996. The increase in stockholders' equity was the result of net income of $2.0 million for the nine months ended September 30, 1997, partially offset by dividends paid of approximately $443,000 or $.32 per share.

RESULTS OF OPERATIONS

NET INTEREST INCOME

     DNB's earnings performance is primarily dependent upon its level of net interest income, which is the excess of interest revenue over interest expense. Interest revenue includes interest earned on loans, net of interest reversals on non-performing loans, investments, Federal funds sold and cash deposits, as well as loan fees and dividend income. Interest expense includes interest cost for deposits, repurchase agreements, Federal funds purchased and other borrowings.

     Net interest income increased $139,000 or 6% to $2.4 million for the three month period and $570,000 or 9% to $7.0 million for the nine month period ended September 30, 1997. As shown in the following tables, the increase in net interest income for the three and nine month periods ended September 30, 1997 was largely attributable to the positive effects of volume changes and, to a lesser degree, the positive effects of rate changes. The positive impact from changes in volume for both periods was primarily attributable to higher levels of loans. The benefit from these higher levels was offset somewhat by a higher average volume of time deposits. There was a modest net benefit from rate changes during the three and nine month periods as earning assets and other borrowings repriced favorably.

     The following tables sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three and nine months ended September 30, 1997 and 1996. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (i) changes in rate (change in rate multiplied by old volume) and (ii) changes in volume (change in volume multiplied by old rate). The net change attributable to the combined impact of rate and volume has been allocated proportionately to the change due to rate and the change due to volume.



                                      Three Months Ended September 30, 1997
                                                 Compared to 1996
                                      -------------------------------------
                                            Increase (Decrease) Due to
                                            --------------------------
(Dollars in Thousands)                       Rate     Volume    Total
                                            ------   --------  -------

Interest-earning assets:
Loans ..................................   $   4     $ 287     $ 291
Securities .............................      (3)     (129)     (132)
Federal funds sold .....................       9       124       133
                                             ---       ---       ---
     Total .............................      10       282       292
                                             ---       ---       ---
Interest-bearing liabilities:
Savings deposits .......................      19        16        35
Time deposits ..........................      25       193       218
FHLB advances ..........................       0        17        17
Federal funds purchased ................      (1)       (1)       (2)
Repurchase agreements ..................     (35)      (80)     (115)
                                             ---       ---       ---
     Total .............................       8       145       153
                                             ---       ---       ---
Net Interest Income                        $   2     $ 137     $ 139
                                             ===       ===       ===




                                      Three Months Ended September 30, 1997
                                                 Compared to 1996
                                      -------------------------------------
                                            Increase (Decrease) Due to
                                            --------------------------
(Dollars in Thousands)                       Rate     Volume    Total
                                            ------   --------  -------

Interest-earning assets:
Loans ..................................   $  19     $ 650     $ 669
Securities .............................       6       236       242
Federal funds sold .....................      14       (10)        4
                                             ---       ---       ---
     Total .............................      39       876       915
                                             ---       ---       ---

Interest-bearing liabilities:
Savings deposits .......................      15        68        83
Time deposits ..........................     (10)      385       375
FHLB advances ..........................       0        89        89
Federal funds purchased ................       0         2         2
Repurchase agreements ..................     (38)     (166)     (204)
                                             ---       ---       ---
     Total .............................     (33)      378       345
                                             ---       ---       ---
Net Interest Income                        $  72     $ 498     $ 570
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

     DNB made no provisions for possible loan losses during the three and nine month periods ended September 30, 1997 and 1996, based on available information, as well as continuing improvement in the quality of the loan portfolio.

     The following table summarizes the changes in the allowance for possible loan losses for the periods indicated. Real estate includes both residential and commercial real estate.



                               9 Months     Year     9 Months
                                 Ended      Ended      Ended
(Dollars in Thousands)          9/30/97   12/31/96    9/30/96
                                -------   --------    -------

Beginning balance ..........   $ 5,112    $ 5,515    $ 5,515
Provisions .................        --         --         --
Loans charged off:
       Real estate .........        --       (454)      (450)
       Commercial ..........       (32)       (50)        (7)
       Consumer ............       (11)       (30)       (42)
                                 -----      -----      -----
           Total charged off       (43)      (534)      (499)
                                 -----      -----      -----
Recoveries:
       Real estate .........         1         38          1
       Commercial ..........       116         48         36
       Consumer ............        42         45         32
                                 -----      -----      -----
           Total recoveries        159        131         69
                                 -----      -----      -----
Net recoveries (charge-offs)       116       (403)      (430)
                                 -----      -----      -----
Ending balance .............   $ 5,228    $ 5,112    $ 5,085
                                 =====      =====      =====



     Management believes that DNB has adequate reserves at September 30, 1997, however, it continues to monitor its loan portfolio and will make any adjustments as needed. In addition, loan classifications and loss reserves as determined by management of the Bank are subject to periodic examination by the OCC, the Federal Deposit Insurance Corporation and the Federal Reserve Bank. Management cannot predict with any degree of certainty whether a regulatory examination would require any changes in its loan classifications or adjustments to the allowance for possible loan losses. The Bank was examined by the OCC during the fourth quarter of 1996. The OCC's examination was as of September 30, 1996 for all matters. As a result of the examination, no additional provisions were required.

NON-INTEREST INCOME

     Total non-interest income includes service charges on deposit products, trust commissions and fees received by DNB's Trust and Investment Services Division, and other less significant sources of income such as fees for safe deposit box rentals, travelers' checks and money order sales, collecting bills for local municipalities and similar activities.

     For the three month period ended September 30, 1997, non-interest income was $346,000, compared to $238,000 for the same three month period in 1996. Trust income was up $6,000, service charges were up $1,000 while other income was up $101,000 during the three month period ended September 30, 1997, compared to the same period in 1996.

     For the nine month period ended September 30, 1997, non-interest income was $816,000, compared to $623,000 for the same period in 1996, up $193,000 or 31%.
The increase was largely attributable to a $150,000 increase in other income, an increase in Trust income of $49,000, partially offset by a modest decrease in service charges of $5,000.

     The increase in other income for the three and nine month periods ended September 30, 1997 was due largely to the gain recognized on the sale of an OREO property and, to a lesser degree, increased fees received for utility bill collections. The increase in Trust income was due to commissions received from estate settlements.

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

     Non-interest expenses increased $183,000 to $1.8 million and $201,000 to $5.2 million for the three and nine month periods ended September 30, 1997, respectively, from $1.6 million and $5.0 million for the comparable periods in 1996. The increases during both periods resulted primarily from higher levels of salaries and employee benefits, occupancy expense, furniture and equipment expense and professional and consulting expense, partially offset by decreases in postage and "other" expenses.

     Salaries & employee benefits increased $81,000 or 9% to $984,000 and $148,000 or 5% to $2.9 million for the three and nine months ended September 30, 1997, respectively, compared to $903,000 and $2.8 million for the same periods in 1996. The increase in this category, for both periods, resulted from the addition of staff in the commercial loan department and trust department as well as normal salary merit increases.

     Occupancy expense increased approximately $11,000 or 10% to $122,000 and $22,000 or 7% to $352,000 for the three and nine months ended September 30, 1997, respectively. This compares to $111,000 and $331,000 for the same periods in 1996. These increases were due to costs associated with minor painting, renovations and maintenance at several branch locations as well as modest increases in real estate taxes.

     Furniture & equipment expense increased approximately $10,000 to $173,000 and $21,000 or 4% to $509,000 for the three and nine months ended September 30, 1997, respectively, compared to $163,000 and $488,000 for the same periods in 1996. The increases for both periods were primarily attributable to machinery and equipment service costs as warranties expired on newly owned equipment.

     Professional & consulting increased $121,000 to $191,000 and $106,000 to $329,000 for the three and nine months ended September 30, 1997 compared to the same periods in 1996. The increased fees relate to a new project with an outside consultant that is designed to identify and implement improved operating procedures and systems throughout the Bank.

     The increases in the above expenses were partially offset by decreases in postage expense and "other" expenses. Postage expense decreased $8,000 or 26% to $24,000 and $20,000 or 20% to $79,000 for the three and nine months ended September 30, 1997, respectively, compared to $32,000 and $99,000 for the same periods in 1996. Postage expense has been lower in 1997 due to fewer mass mailings and an improved bulk mailing process.

     Other expenses include such items as OREO expense, satisfaction fees, appraisal fees, telephone & fax expense and other miscellaneous expenses. Other expenses decreased $24,000 or 14% to $152,000 and $45,000 or 9% to $444,000 for
the three and nine months ended September 30, 1997 compared to the same periods in 1996. The decrease in this category was caused primarily by a reduction in OREO expense, as the Bank sold a significant portion of its OREO property during the year.

INCOME TAXES

     Income tax expense was $218,000 and $646,000 for the three and nine months ended September 30, 1997 and $185,000 and $428,000 for the three and nine months ended September 30, 1996. The rates used for income taxes for both periods were less than the statutory rate as the Corporation recognized certain tax benefits relating to the provisions for possible loan losses recorded in prior years.

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



                                            Sept. 30   Dec. 31   Sept. 30
(Dollars in Thousands)                        1997       1996      1996
                                             ------    ------     ------
Nonaccrual Loans
     Residential mortgage ................   $  686    $  743    $  757
     Commercial mortgage .................    1,338     1,315     1,545
     Commercial ..........................      914       650       773
     Consumer ............................      127       187       196
                                              -----     -----     -----
Total nonaccrual loans ...................    3,065     2,895     3,271
Loans 90 days past due and still accruing:
     Consumer ............................       57       194       110
     Real Estate .........................       --        --       285
Troubled debt restructurings .............       --       184        --
                                              -----     -----     -----
Total non-performing loans ...............    3,122     3,273     3,666
Other real estate owned ..................      231     1,010     1,096
                                              -----     -----     -----
Total non-performing assets ..............   $3,353    $4,283    $4,762
                                              =====     =====     =====



     If interest income had been recorded on nonaccrual loans and trouble debt restructurings, interest would have been increased as shown in the following table:


                                                    9 Months     Year     9 Months
                                                      Ended      Ended      Ended
(Dollars in thousands)                               9/30/97   12/31/96    9/30/96
                                                     -------   --------    -------

Interest income which would have been recorded
       under original terms ..................        $ 193     $ 254      $ 205
Interest income recorded during the period ...          (47)      (80)       (63)
                                                        ---       ---        ---
Net impact on interest income ................        $ 146     $ 174      $ 142
                                                        ===       ===        ===



    As of September 30, 1997, DNB had impaired loans with a total recorded investment of $2.0 million and an average recorded investment of $1.5 million. As of September 30, 1997, there was no related allowance for credit losses necessary for these impaired loans. Total cash collected on impaired loans was credited to the outstanding principal balance in the amount of $51,000 during the quarter ended September 30, 1996. No interest income was recorded on such loans.

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

     The following table sets forth the DNB's asset quality and allowance coverage ratios at the dates indicated:


                                                         Sept. 30      Dec. 31     Sept. 30
                                                           1997         1996         1996
                                                          ------       ------       ------

Non-performing Loans/Total Loans ......................     2.4%         2.7%         3.1%
Non-performing Assets/Total Loans and OREO ............     2.5          3.5          4.0
Allowance for Loan & Lease Losses/Total Loans .........     4.0          4.2          4.4
Allowance for Loan & Lease Losses/Total Loans and OREO      3.9          4.2          4.3
Allowance for Loan & Lease Losses/Non-performing Assets   155.9        119.4        106.8
Allowance for Loan & Lease Losses/Non-performing Loans    167.5        156.2        138.7




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

     At September 30, 1997 DNB has $6.9 million in commitments to fund commercial real estate, construction and land development. In addition, DNB had commitments to fund $1.3 million in home equity lines of credit and $13.4 million in other unused commitments. Management anticipates the majority of these commitments will be funded by means of normal cash flows. In addition, $27.4 million of time deposits at DNB are scheduled to mature during the three months ending December 31, 1997. Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by proceeds for maturing loans and investments.

     Stockholders' equity increased to $17.9 million at September 30, 1997 as a result of the $2,045,000 profit reported for the nine months then ended and after dividends paid totaling approximately $443,000 year to date. Management believes that the Bank is adequately capitalized and as a result of the Bank's common equity position, the Bank's risk-based capital ratios exceed the 1997 regulatory required minimums. The following table summarizes data and ratios pertaining to the Bank's capital structure.


(Dollars in Thousands)                      Sept. 30, 1997
                                            --------------

Tier I Capital:
      Common stock .......................     $13,828
      Surplus ............................          --
      Retained earnings ..................       4,012
                                                ------
          Total ..........................      17,840
   Tier II Capital .......................       1,814
                                                ------
   Total Capital .........................     $19,654
                                                ======



                                             Required   Current  Excess
                                             --------   -------  ------

      Leverage ...........................      4.00%     8.40%   4.40%
      Tier I .............................      4.00     12.59    8.59
      Risk-based .........................      8.00     13.87    5.87



     In addition, the Federal Reserve Bank (the "FRB") leverage ratio rules require bank holding companies to maintain a minimum level of "primary capital" to total assets of 5.5% and a minimum level of "total capital" to total assets of 6%. For this purpose, (i) "primary capital" includes, among other items, common stock, contingency and other capital reserves, and the allowance for possible loan losses, (ii) "total capital" includes, among other things, certain subordinated debt, and "total assets" is increased by the allowance for possible loan losses. DNB's primary capital ratio and its total capital ratio are both 10.8%, well in excess of FRB requirements.

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

                Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

                Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                Not Applicable

ITEM 5.   OTHER INFORMATION

                Not Applicable

ITEM 6.
           (a)  EXHIBITS:

                Not Applicable

           (b)  REPORTS ON FORM 8-K

               A report on Form 8-K was filed  September  29, 1997, to announce:
               (1) the declaration by the Board of Directors of the Corporation of a 2-for-1 stock split, effected in the form of a 100% stock dividend; and (2) the resignation of Paul F. DiMatteo as a director of the Corporation and the Bank.

                                   SIGNATURES

     Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      DNB FINANCIAL CORPORATION
                                                              (Registrant)



DATE:  November 10, 1997                            /S/ Henry F. Thorne
                                                    ---------------------------
                           Henry F. Thorne, President
                           and Chief Executive Officer



DATE:  November 10, 1997                            /S/ Bruce E. Moroney
                                                    ---------------------------
                                                    Bruce E. Moroney
                             Chief Financial Officer