Form 10-K405
period 1997-12-31
DNB FINANCIAL CORP /PA/
filed 1998-03-23
CIK 713671

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT 1934

                   For the fiscal year ended December 31, 1997

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
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
    of incorporation or organization)

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ] Yes [ ] No

     As of March 23, 1998, the aggregate market value of the 1,382,766 shares of Common Stock of the Registrant issued and outstanding on such date, excluding 154,258 shares beneficially owned by all directors and officers of the Registrant as a group, was approximately $45.3 million. This figure is based on the closing sales price of $32.75 per share of the Registrant's Common Stock on March 20, 1998.

        Number of shares of Common Stock outstanding as of March 23, 1998
                                    1,451,661

                       DOCUMENTS INCORPORATED BY REFERENCE
        Portions of the following documents are incorporated by reference

Parts I, III and IV - Proxy Statement for the Annual Meeting of Stockholders to be held April 21, 1998. Parts II and IV - Annual Report to Stockholders for the Year Ended December 31, 1997.

                            DNB FINANCIAL CORPORATION

                                Table of Contents

Part I                                                                     Page
     Item 1.   Business                                                      3

     Item 2.   Properties                                                   11

     Item 3.   Legal Proceedings                                            11

     Item 4.   Submission of Matters to a Vote of Security Holders          11


Part II
     Item 5.   Market for Registrant's Common Equity and Related            12
               Stockholder Matters

     Item 6.   Selected Financial Data                                      12

     Item 7.   Management's Discussion and Analysis of Financial            12
               Condition and Results of Operations

     Item 8.   Financial Statements Supplementary Data                      12

     Item 9.   Changes in and Disagreements with Accountants                12
               on Accounting and Financial Disclosure


Part III
     Item 10.  Directors and Executive Officers of the Registrant           12

     Item 11.  Executive Compensation                                       12

     Item 12.  Security Ownership of Certain                                12
               Beneficial Owners and Management

     Item 13.  Certain Relationships and Related Transactions               12


Part IV
     Item 14.  Exhibits, Financial Statement Schedules, and                 13
               Reports on Form 8-K

Signatures                                                                  15

                            DNB FINANCIAL CORPORATION
                                    FORM 10-K

                                     Part I

Item 1.   Business

                                     General

     DNB Financial Corporation (the "Registrant"), a Pennsylvania business corporation, is a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System (Federal Reserve Board). Registrant was incorporated on October 28, 1982 and commenced operations on July 1, 1983 upon consummation of the acquisition of all of the outstanding stock of The Downingtown National Bank (the "Bank"). Since commencing operations, Registrant's business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. Registrant has one wholly-owned subsidiary, the Bank. At December 31, 1997, Registrant had total consolidated assets, total liabilities and stockholders' equity of $219.5 million, $201.1 million, and $18.4 million, respectively.

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

     The Bank's legal headquarters are located at 4 Brandywine Avenue, Downingtown, Pennsylvania. As of December 31, 1997, the Bank had total assets of $219.5 million, total deposits of $199.2 million and total stockholders' equity of $18.4 million. The Bank's business is not seasonal in nature. Its deposits are insured by the FDIC to the extent provided by law. At December 31, 1997, the Bank had 89 full-time employees and 6 part-time employees.

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

     The Bank is in compliance with each of these capital rules, and as of December 31, 1997 the required ratios and the Bank's actual ratios are as follows:

       Capital Rule            Required Ratio      Bank's Ratio         Excess

Tier 1 Risk-Based Capital          4.00%               13.15%            9.15%
Total (Tiers 1 and 2)
Risk-Based Capital                 8.00                14.43             6.43

Leverage Ratio                     4.00                 8.46             4.46

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

     Deposit Insurance Assessments. On November 22, 1996, the Financing Corporation ("FICO") adopted a regulation pursuant to the 1996 Banking Law which obligates all Federally insured depository institutions to pay special assessments toward the funding of interest payments on FICO bonds which were issued in 1989 to fund the savings and loan bailout. The special assessments, which are effective for periods commencing January 1, 1997, are calculated on a deposit-by-deposit basis and differs depending upon whether a deposit is insured by SAIF or BIF. Currently, the special assessment rates are 6.4 basis points on all SAIF-assessable deposits, and 20% of that rate, or approximately 1.3 basis points, on all BIF-assessable deposits, regardless of whether an institution is a "bank", a "savings association". After December 31, 1999 (or when the last savings association ceases to exist, if earlier), all assessable deposits at all institutions will be assessed at the same rates in order to pay FICO bond interest.

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

     The following table sets forth the BIF assessment rates by capital group and supervisory risk subgroup for semiannual assessment periods beginning January 1, 1997 (with no minimum assessment amount):

                                           Supervisory subgroup
    Capital Group                        A            B          C
         1                                0            3         17
         2                                3           10         24
         3                               10           24         27

     Thus, the total semi-annual assessment for BIF member institutions on BIF-assessable deposits will continue to range from 0 to 27 basis points (depending upon an institution's risk classifications), plus the special FICO assessment, which in the Bank's case is approximately 1.3 basis points on the Bank's assessable deposits.

     Interstate Banking - The Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), enacted on September 29, 1994, permits bank holding companies to acquire banks in any state beginning in 1995. Acquired banks in different states may be merged into a single bank, and merged banks may establish and acquire additional branches anywhere the acquiree could have branched. States were entitled to opt out of interstate branching until June 1, 1997. Limited branch purchases are still subject to state laws. On July 6, 1995, Pennsylvania adopted an interstate banking act (the "PA Interstate Banking Act") to harmonize Pennsylvania banking laws with the Federal Interstate Banking Act. The PA Interstate Banking Act "opts in" early under the Federal Interstate Banking Act to permit interstate mergers, non-Pennsylvania holding company acquisitions of Pennsylvania banks, branch acquisitions and de novo branching in any of the manners contemplated by the Federal Interstate Banking Act, subject to prior regulatory approvals or filings. In general, the PA Interstate Banking Act permits out-of-state banking institutions to establish branches in Pennsylvania with the approval of the Pennsylvania Banking Department, provided the law of the state where the banking institution is located would permit a Pennsylvania banking institution to establish and maintain a branch in that state on substantially similar terms and conditions. It also permits Pennsylvania banking institutions to maintain branches in other states. Bank management anticipates that the Interstate Banking Act and the PA Interstate Banking Act will increase competitive pressures in the Bank's market by permitting entry of additional competitors, but management is of the opinion that this will not have a material impact upon the anticipated results of operations of the Bank.

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

Item 2.   Properties

     The main office of the Bank is located at 4 Brandywine Avenue, Downingtown, Pennsylvania 19335. The Registrant's registered office is also at this location. The Registrant pays no rent or other form of consideration for the use of the Bank's main office as its principal executive office. The Bank also has an operations center located at 104 Brandywine Avenue, Downingtown. With the exception of its limited service office at Tel Hai, which it leases, the Bank owns all of the properties described below which had a net book value of $2.8 million including leasehold improvements at December 31, 1997.

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

                                     Part II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     The information required herein is incorporated by reference in the Registrant's Annual Report to Stockholders ("Annual Report") for the fiscal year ended December 31, 1997 at page 18 filed as Exhibit 13.

Item 6.   Selected Financial Data

     The information required herein is incorporated by reference in the Registrant's Annual Report for the year ended December 31, 1997 at page 1 filed as Exhibit 13.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required herein is incorporated by reference in the Registrant's Annual Report for the year ended December 31, 1997 from pages 4 to 18 filed as Exhibit 13.

Item 8.   Financial Statements and Supplementary Data

     The information required herein is incorporated by reference in the Registrant's Annual Report for the year ended December 31, 1997 from pages 19 to 37 filed as Exhibit 13.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

     The information required herein is incorporated by reference in the Registrant's Proxy Statement from pages 2 to 6 filed as Exhibit 22.

Item 11.  Executive Compensation

     The information required herein is incorporated by reference in the Registrant's Proxy Statement from pages 6 to 9 filed as Exhibit 22.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required herein is incorporated by reference in the Registrant's Proxy Statement at page 2 filed as Exhibit 22.

Item 13.  Certain Relationships and Related Transactions

     The information required herein is incorporated by reference in the Registrant's Proxy Statement at page 9 filed as Exhibit 22.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (A)  Documents filed as part of this report

               (1.) The Annual Report to  Stockholders of the Registrant for the
                    year ended December 31, 1997.

               (2.) All schedules are omitted because they are not applicable or
                    the  required   information   is  shown  in  the   financial
                    statements or notes thereto.

               (3.) Exhibits, pursuant to Item 601 of Regulation S-K.


         Exhibit Number Referred to
         Item 601 of Regulation S-K            Description of Exhibit


                    3A Articles of Incorporation filed on March 31, 1989, at Exhibit 3A to Form 10-K for the fiscal year ended December 31, 1988 (No. 0-16667) and hereby incorporated by reference

                    3B Amended By-laws of the Registrant filed on January 8, 1990, at Item 7C to Form 8-K, date of report, January 3, 1990 (No. 0-16667) and hereby incorporated by reference

                    3D Amended Articles of Incorporation filed on May 2, 1990, at Item 7C to Form 8-K, date of report, April 26, 1990 (No. 0-16667) and hereby incorporated by reference

                    3E Amended by-laws of the Registrant filed on July 20, 1990, at Item 7C to Form 8-K, date of report July 18, 1990 (No. 0-16667) and hereby incorporated by reference

                    10 Employee agreement between Downingtown National Bank and Henry F. Thorne, the written description of which is incorporated by reference to the Proxy Statement for the Annual Meeting to be held April 21, 1998

                    13 Annual Report to Stockholders for the year ended December 31, 1997 (This document shall be deemed to have been
                                        "Filed"   only  to  the  extent  of  the
                                        material    incorporated    herein    by
                                        reference)

                    21 List of Subsidiaries, Form 10-K for the fiscal year ended December 31, 1997 (No. 0-16667) and hereby incorporated by reference

                    22 Proxy Statement for the Annual Meeting of Stockholders to be held April 21, 1998 and hereby incorporated by reference

                    24 Consent of Independent Certified Public Accountants dated March 23, 1998 to S-8 Registration Statement

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

                                        DNB FINANCIAL CORPORATION

March 23, 1998
                                        BY: /s/ Henry F. Thorne
                                            Henry F. Thorne, President and
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons and on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Henry F. Thorne                                              March 23, 1998
Henry F. Thorne, President,
Chief Executive Officer and Director

/s/ Bruce E. Moroney                                             March 23, 1998
Bruce E. Moroney
Chief Financial Officer
(Principal Accounting Officer)

/s/ Robert J. Charles                                            March 23, 1998
Robert J. Charles
Chairman of the Board

/s/ Vernon J. Jameson                                            March 23, 1998
Vernon J. Jameson
Vice-Chairman of the Board

/s/ Thomas R. Greenleaf                                          March 23, 1998
Thomas R. Greenleaf
Director

/s/ William S. Latoff                                            March 23, 1998
William S. Latoff
Director

/s/ Joseph G. Riper                                              March 23, 1998
Joseph G. Riper
Director

/s/Louis N. Teti                                                 March 23, 1998
Louis N. Teti
Director

/s/James H. Thornton                                             March 23, 1998
James H. Thornton
Director