Form 10-K405/A
period 1997-12-31
DNB FINANCIAL CORP /PA/
filed 1998-03-31
CIK 713671

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

                    27 Restated Financial Data Schedule for the year ended December 31, 1996

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

                                        DNB FINANCIAL CORPORATION

March 31, 1998
                                        BY: /s/ Henry F. Thorne
                                            Henry F. Thorne, President and
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons and on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Henry F. Thorne                                              March 31, 1998
Henry F. Thorne, President,
Chief Executive Officer and Director

/s/ Bruce E. Moroney                                             March 31, 1998
Bruce E. Moroney
Chief Financial Officer
(Principal Accounting Officer)

/s/ Robert J. Charles                                            March 31, 1998
Robert J. Charles
Chairman of the Board

/s/ Thomas R. Greenleaf                                          March 31, 1998
Thomas R. Greenleaf
Director