Form 10-Q
period 1998-03-31
DNB FINANCIAL CORP /PA/
filed 1998-05-08
CIK 713671

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (MARK ONE)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1998
                                       or
     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

                           [X] Yes                   [    ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock ($10.00 Par Value)                   1,451,961
                  (Class)                      (Shares Outstanding as of
                                                       May 8, 1998)
________________________________________________________________________________

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY

                                      INDEX

PART  I - FINANCIAL INFORMATION                                         PAGE NO.

ITEM 1.       FINANCIAL STATEMENTS:

     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
     March 31, 1998 and December 31, 1997                                     3

     CONSOLIDATED STATEMENTS OF OPERATIONS
     Three Months Ended March 31, 1998 and 1997                               4

     CONSOLIDATED STATEMENTS OF CASH FLOWS
     Three Months Ended March 31, 1998 and 1997                               5

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     March 31, 1998 and December 31, 1997                                     6

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   8

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS                                              15

ITEM 2.       CHANGE IN SECURITIES                                           15

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                                15

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF                             15
              SECURITY HOLDERS

ITEM 5.       OTHER INFORMATION                                              15

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                               15

SIGNATURES                                                                   16


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                (unaudited)
                                                                March 31,      December 31,
                                                                  1998             1997
                                                              -----------      -----------
                                                                                                                            2
Assets
Cash and due from banks .................................   $   8,029,036    $   7,503,007
Federal funds sold ......................................      17,752,000       15,889,000
Investment securities available for sale, at market value      15,157,895       13,888,462
Investment securities (market value $50,703,310
   in 1998 and $49,863,493 in 1997) .....................      50,556,906       49,694,161
Loans, net of unearned income ...........................     131,851,408      129,954,114
   Allowance for loan losses ............................      (5,100,434)      (5,280,958)
                                                              -----------      -----------
Net loans ...............................................     126,750,974      124,673,156
                                                              -----------      -----------
Office property and equipment ...........................       3,600,692        3,644,581
Accrued interest receivable .............................       1,376,779        1,584,213
Other real estate owned .................................         402,222          231,187
Deferred income taxes ...................................         983,264          977,981
Other assets ............................................       1,728,661        1,365,317
                                                              -----------      -----------
Total assets ............................................   $ 226,338,429    $ 219,451,065
                                                              ===========      ===========

Liabilities and Stockholders' Equity
Liabilities
Non-interest-bearing deposits ...........................   $  26,947,259    $  27,149,502
Interest-bearing deposits:
   NOW ..................................................      34,784,321       33,386,755
   Money market .........................................      23,212,036       19,289,128
   Savings ..............................................      28,366,572       27,714,419
   Time .................................................      87,542,245       91,697,168
                                                              -----------      -----------
Total deposits ..........................................     200,852,433      199,236,972
                                                              -----------      -----------
Federal Home Loan Bank advances .........................       5,000,000               --
Accrued interest payable ................................         863,772          830,533
Other liabilities .......................................         804,299        1,027,997
                                                              -----------      -----------
Total liabilities .......................................     207,520,504      201,095,502
                                                              -----------      -----------

Stockholders' Equity
Preferred stock, $10.00 par value;
   1,000,000 shares authorized; none issued .............              --               --
Common stock, $10.00 par value;
   5,000,000 shares authorized; 1,451,961 and
   1,451,661 issued and outstanding, respectively .......      14,519,610       14,516,610
Surplus .................................................       1,696,872        1,542,160
Retained earnings .......................................       2,598,600        2,276,556
Accumulated other comprehensive income ..................           2,843           20,237
                                                              -----------      -----------
Total stockholders' equity ..............................      18,817,925       18,355,563
                                                              -----------      -----------
Total liabilities and stockholders' equity ..............   $ 226,338,429    $ 219,451,065
                                                              ===========      ===========



See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                                                                 Three Months Ended March 31
                                                                 ---------------------------
                                                                       1998         1997
                                                                   ----------   ----------
Interest Income:
   Interest and fees on loans .................................... $2,862,993   $2,726,103
   Interest on taxable investment securities .....................  1,119,693    1,168,411
   Interest on Federal funds sold ................................    180,981       34,101
                                                                    ---------    ---------
   Total interest income .........................................  4,163,667    3,928,615
                                                                    ---------    ---------
Interest Expense:
   Interest on time deposits .....................................  1,250,157    1,030,752
   Interest on NOW, money market and savings .....................    557,834      487,629
   Interest on repurchase agreements .............................        673       85,919
   Interest on FHLB advances .....................................     38,170       28,000
   Interest on Federal funds purchased ...........................         --        2,902
                                                                    ---------    ---------
   Total interest expense ........................................  1,846,834    1,635,202
                                                                    ---------    ---------
Net interest income ..............................................  2,316,833    2,293,413
Provision for loan losses ........................................         --           --
                                                                    ---------    ---------
Net interest income after provision for loan losses                 2,316,833    2,293,413
                                                                    ---------    ---------
Non-interest Income:
   Service charges ...............................................    141,140       90,251
   Trust income ..................................................    133,929       91,432
   Other .........................................................     63,225       61,362
                                                                    ---------    ---------
   Total non-interest income .....................................    338,294      243,045
                                                                    ---------    ---------
Non-interest Expense:
   Salaries and employee benefits ................................  1,078,279      976,824
   Furniture and equipment .......................................    148,974      165,667
   Occupancy .....................................................    100,113      110,716
   Professional and consulting ...................................     68,980       63,297
   Printing and supplies .........................................     57,463       52,119
   Advertising and marketing .....................................     44,898       44,765
   PA shares tax .................................................     38,017       35,644
   Postage .......................................................     27,664       22,778
   Insurance .....................................................     22,877       22,109
   FDIC insurance ................................................      5,947       18,276
   Other .........................................................    160,909      171,932
                                                                    ---------    ---------
   Total non-interest expense ....................................  1,754,121    1,684,127
                                                                    ---------    ---------
Income before income taxes .......................................    901,006      852,331
Income tax expense ...............................................    250,000      212,000
                                                                    ---------    ---------
NET INCOME .......................................................   $651,006     $640,331
                                                                    =========    =========

EARNINGS PER SHARE:
   Basic .........................................................     $0.45         $0.44
   Diluted .......................................................     $0.43         $0.44

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic .........................................................  1,451,674    1,451,661
   Diluted .......................................................  1,499,767    1,466,102
   Cash dividends per share ......................................      $0.12        $0.10

See accompanying notes to consolidated financial statements.


      CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                                                     Three Months Ended March 31
                                                                     ---------------------------
                                                                         1998            1997
                                                                     ----------      ----------
       Cash Flows From Operating Activities:
       Net income .............................................      $ 651,006       $ 640,331
       Adjustments to reconcile net income to net cash provided
          by operating activities:
       Depreciation, amortization and accretion ...............        135,499          77,256
       Decrease (increase) in interest receivable .............        207,434        (103,394)
       Increase in other assets ...............................       (363,344)       (127,493)
       Increase in interest payable ...........................         33,239          73,969
       Increase in current taxes payable ......................        225,000         187,000
       Decrease in other liabilities ..........................       (448,698)        (97,727)
                                                                     ---------       ---------
       Net Cash Provided By Operating Activities ..............        440,136         649,942
                                                                     ---------       ---------

       Cash Flows From Investing Activities:
       Proceeds from maturities & paydowns of AFS securities ..      5,161,578       1,137,289
       Proceeds from maturities & paydowns of HTM securities ..      7,698,599       7,260,251
       Purchase of AFS securities .............................     (6,457,813)             --
       Purchase of HTM securities .............................     (8,591,966)     (3,664,450)
       Net increase in loans ..................................     (2,248,853)     (6,003,526)
       Purchase of bank property and equipment ................        (56,863)        (11,032)
                                                                    ----------      ----------
       Net Cash Used By Investing Activities ..................     (4,495,318)     (1,281,468)
                                                                    ----------      ----------

       Cash Flows From Financing Activities:
       Net increase in deposits ...............................      1,615,461         489,502
       Increase in Federal funds purchased ....................           --           847,000
       Decrease in repurchase agreements ......................           --        (7,221,127)
       Increase in FHLB advances ..............................      5,000,000       3,000,000
       Dividends paid .........................................       (174,199)       (138,285)
       Proceeds form issuance of common stock .................          2,949              --
                                                                    ----------      ----------
       Net Cash Provided (Used) By Financing Activities .......      6,444,211      (3,022,910)
                                                                    ----------      ----------
       Net Change in Cash and Cash Equivalents ................      2,389,029      (3,654,436)
       Cash and Cash Equivalents at Beginning of Period .......     23,392,007      11,469,470
                                                                    ----------      ----------
       Cash and Cash Equivalents at End of Period .............    $25,781,036      $7,815,034
                                                                    ==========      ==========

       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid during the period for:
          Interest ............................................     $1,813,595      $1,561,233
          Taxes ...............................................        360,000          25,000
       SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:
          Transfer of loans to OREO ...........................       $171,035              --

       See accompanying notes to consolidated financial statements.

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1:   BASIS OF PRESENTATION AND RESTATEMENT

     The accompanying consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, Downingtown National Bank (the "Bank"), have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior period amounts not affecting net income are reclassified when necessary to conform with current year classifications. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 1997.

NOTE 2: EARNINGS PER SHARE (EPS)

     Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur from the conversion of common stock equivalents and is computed using the treasury stock method. Earnings per share, dividends per share and weighted average shares outstanding have been adjusted to reflect the effects of the 5% stock dividend paid in December 1997 and the September 1997 two-for-one stock split, effected in the form of a 100% dividend. Net income and weighted average number of shares outstanding for basic and diluted EPS for the three months ended March 31, 1998 and 1997 are reconciled as follows:

                                                         1998                               1997
                                             ----------------------------       ----------------------------
                                             Income     Shares     Amount       Income     Shares     Amount
                                             ------     ------     ------       ------     ------     ------
BASIC EPS:
Income available to common stockholders     $651,006   1,451,674   $ 0.45      $640,331   1,451,661   $0.44
Effect of dilutive common stock
  equivalents-stock options ...........           --      48,093     0.02            --      14,441      --
                                             -------   ---------    -----       -------   ---------    ----
DILUTED EPS ...........................     $651,006   1,499,767    $0.43      $640,331   1,466,102   $0.44
                                             =======   =========    =====       =======   =========    ====




NOTE 3:   COMPREHENSIVE INCOME

     On January 1, 1998, DNB adopted SFAS 130, Reporting Comprehensive Income. This statement establishes standards for reporting comprehensive income, which includes all changes in stockholders' equity during the period, except those resulting from investments by owners and distributions to owners. DNB's comprehensive income for the three months ended March 31, 1998 and 1997 was $633,612 and $704,473, respectively, and consisted of net income and the change in unrealized gains on investment securities available for sale.


NOTE 4:   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997, but need not be applied to interim financial statements in the initial year of application. The impact, if any, of this statement on DNB would be to require additional disclosures in DNB's financial statements.

     In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits ("SFAS No. 132"). This statement amends the disclosure requirements of Statements No. 87, Employers' Accounting for Pensions ("Statement No. 87"), No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pensions Plans and for Termination Benefits ("Statement No. 88"), and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("Statement No. 106"). SFAS No. 132 is applicable to all entities. This statement standardizes the disclosure requirements of Statements No. 87 and No. 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. SFAS No. 132 only addresses disclosure and does not change any of the measurement or recognition provisions provided for in Statements No. 87, No. 88, or No. 106. The statement is effective for fiscal years beginning after December 15, 1997. Restatement of comparative period disclosures is required unless the information is not readily available, in which case the notes to the financial statements should include all available information and a description of the information not available. The impact, if any, of this statement on DNB would be to require additional disclosures in DNB's financial statements.

      DNB FINANCIAL CORPORATION AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL CONDITION

     DNB's total assets were $226.3 million at March 31, 1998 compared to $219.5 million at December 31, 1997. Total loans, net of unearned income, increased $1.9 million or 1% to $131.9 million from $130.0 million at December 31, 1997. Total investment securities (AFS and HTM) increased $2.1 million or 3% to $65.7 million from $63.6 million at December 31, 1997, while Federal funds sold increased $1.9 million to $17.8 million at March 31, 1998.

     Deposits and other borrowings at March 31, 1998 totaled $205.9 million, compared to $199.2 million at December 31, 1997. The increase was attributable to $5.0 million in FHLB advances outstanding at March 31, 1998, as well as an increase in total deposits of $1.6 million.

     At March 31, 1998, total stockholders' equity was $18.8 million or $12.96 per share, compared to $18.4 million or $12.64 per share at December 31, 1997. The increase in stockholders' equity was the result of net income of $651,006 for the three months ended March 31, 1998, offset by dividends paid of approximately $174,000 or $.12 per share.

RESULTS OF OPERATIONS

NET INTEREST INCOME

     DNB' earnings performance is primarily dependent upon its level of net interest income, which is the excess of interest revenue over interest expense. Interest revenue includes interest earned on loans (net of interest reversals on non-performing loans), investments, Federal funds sold and interest-earning cash, as well as loan fees and dividend income. Interest expense includes interest cost for deposits, repurchase agreements, Federal funds purchased, Federal Home Loan Bank advances, and other borrowings.

     Net interest income increased $23,000 or 1% to $2.3 million for the three month period ended March 31, 1998. As shown in the following table, the increase in net interest income for the three month period ended March 31, 1998 was attributable to the positive effects of volume changes significantly offset by the negative effects of rate changes. There was a $107,000 net benefit from changes in volume due largely to increased loans and Federal funds sold, offset by increased time and savings deposits. The negative impact from rate changes was attributable to lower yields on all interest-earning assets and higher rates on interest-bearing deposits.

     The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended March 31, 1998 and 1997. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (i) changes in rate (change in rate multiplied by old volume) and (ii) changes in volume (change in volume multiplied by old rate). The net change attributable to the combined impact of rate and volume has been allocated proportionately to the change due to rate and the change due to volume.


                             Three Months Ended March 31, 1998
                                     Compared to 1997
                             ---------------------------------
                                 Increase (Decrease) Due to
                             ---------------------------------
(Dollars in thousands)          Rate      Volume      Total
                             ----------  --------  -----------
Interest-earning assets:
Loans .......................   $(48)      $185      $137
Investments .................    (12)       (37)      (49)
Federal funds sold ..........     (2)       149       147
                                 ---        ---       ---
     Total ..................    (62)       297       235
                                 ---        ---       ---
Interest-bearing liabilities:
Time deposits ...............     29        191       220
Savings deposits ............     40         30        70
Other borrowings ............    (47)       (31)      (78)
                                 ---        ---       ---
    Total ...................     22        190       212
                                 ---        ---       ---
Net Interest Income .........   $(84)      $107       $23
                                 ===        ===       ===


PROVISION FOR LOAN LOSSES

     To provide for potential losses inherent in the loan portfolio, DNB maintains an allowance for loan losses. In establishing its allowance for loan losses, management considers the size and risk exposure of each segment of the loan portfolio, past loss experience, delinquency rates, collateral values, the potential for losses in future periods, and other relevant factors. In assessing this risk, management considers external factors which affect the portfolio, such as economic and delinquency trends, as well as internal factors such as underwriting standards, management expertise and concentrations of credit. In addition, the risk uncertainty contained in the unreviewed portion of the portfolio has also been considered. Management believes that it makes an informed judgment based upon available information.

     To maintain an adequate allowance, management charges the provision for loan losses against income. There were no provisions made during the three months ended March 31, 1998, as the quality of DNB's loan portfolio continued to show improvement, based on available information. Effective workout strategies, fewer assets classified by internal loan review, sales of OREO properties and other reductions in non-performing assets have temporarily eliminated the need to make additional provisions.

     The following table summarizes the changes in the allowance for loan losses for the periods indicated. Real estate includes both residential and commercial real estate.

                                            3 Months     Year    3 Months
                                              Ended     Ended      Ended
(Dollars in thousands)                       3/31/98   12/31/97   3/31/97
                                             -------   --------   -------

Beginning Balance ........................   $5,281     $5,112    $5,112
Provisions ...............................       --         --        --
Loans charged off:
       Real estate .......................      (59)        --        --
       Commercial ........................     (129)       (32)       --
       Consumer ..........................       --        (16)       (1)
                                              -----      -----     -----
           Total charged off .............     (188)       (48)       (1)
                                              -----      -----     -----
Recoveries:
       Real estate .......................       --          1        --
       Commercial ........................        4        167         4
       Consumer ..........................        3         49        29
                                              -----      -----     -----
           Total recoveries ..............        7        217        33
                                              -----      -----     -----
Net Charge-offs (Recoveries) .............     (181)       169        32
                                              -----      -----     -----
Ending Balance ...........................   $5,100     $5,281    $5,144
                                              =====      =====     =====

NON-INTEREST INCOME

     Total non-interest income includes service charges on deposit products, fees received by DNB's Investment Services and Trust Division, and other less significant sources of income such as fees for safe deposit box rentals, issuing travelers' checks and money orders, check cashing, collecting bills for local municipalities and similar activities.

     For the three month period ended March 31, 1998, non-interest income was $338,000, compared to $243,000 for the same three month period in 1997. The improvement in non-interest income can be attributed to significant increases in service charge income as well as increased trust income.

     Service charge income for the three months ended March 31, 1998 was $141,000 compared to $90,000 for the same period in 1997. Increased NSF fees and ATM/debit card income accounted for the improvement in this area. Management has made an effort to control its waived fees, while maintaining quality service to its customers in this competitive environment.

     Trust income for the three months ended March 31, 1998 was $134,000 compared to $91,000 for the same period in 1997. The increase in Trust income was due primarily to a higher number of estate settlements in the first quarter of 1998 compared to 1997.

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

     Overall, non-interest expenses increased $70,000 for the three months ended March 31, 1998, compared to the same period in 1997. The increase for the three month period resulted primarily from increases in salaries & employee benefits. Furniture & equipment, occupancy, FDIC insurance, and other expenses decreased modestly, partially offsetting the overall increase in overhead expenses.

     Salaries & employee benefits increased $101,000 or 10% to $1,078,000 for the three months ended March 31, 1998 compared to $977,000 for the same period in 1997. The increase in this category was caused by normal salary merit increases, increased hospitalization expense and added fees to employment agencies for temporary services.

     Occupancy and furniture & equipment expense decreased $11,000 and $17,000, respectively, for the three months ended March 31, 1998, compared to the same period in 1997. The decrease in occupancy expense was caused by higher costs incurred in 1997 for repairs and maintenance of the branches. The decrease in furniture & equipment expense was due to the recognition of a maintenance contract refund.

     Other non-interest expenses decreased $11,000 to $161,000 for the three months ended March 31, 1998 compared to $172,000 for the same period in 1997. The decrease is due to a reduction in OREO expense as well as a reduction in third party servicing fees. During the first quarter of 1998, DNB converted its consumer auto loan portfolio to its in-house processing system.

INCOME TAXES

     Income tax expense was $250,000 for the three months ended March 31, 1998 and $212,000 for the three months ended March 31, 1997. The rates used for income taxes for both periods were less than the statutory rate as DNB recognized certain deferred tax assets relating to the provisions for loan losses recorded in prior years.

ASSET QUALITY

     Non-performing assets are comprised of nonaccrual loans, loans delinquent over ninety days and still accruing, and Other Real Estate Owned ("OREO"). Nonaccrual loans are loans for which the accrual of interest ceases when the collection of principal or interest payments is determined to be doubtful by management. It is the policy of DNB to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection). Interest received on such loans is applied to the principal balance, or may in some instances, be recognized as income on a cash basis. A nonaccrual loan may be restored to accrual status when management expects to collect all contractual principal and interest due and the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms.

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

[CAPTION]

                                                     March 31  Dec. 31  March 31
(Dollars in thousands)                                 1998      1997     1997
                                                       ----      ----     ----
Nonaccrual Loans:
     Residential mortgage ........................   $  259    $  676   $  863
     Commercial mortgage .........................      920     1,301    1,158
     Commercial ..................................      923       821      630
     Consumer ....................................      100       107      141
                                                      -----     -----    -----
Total nonaccrual loans ...........................    2,202     2,905    2,792
Consumer loans 90 days past due and still accruing      161        70       22
               --                                     -----     -----    -----
Total non-performing loans .......................    2,363     2,975    2,814
Other real estate owned ..........................      402       231    1,010
                                                      -----     -----    -----
Total non-performing assets ......................   $2,675    $3,206   $3,824
                                                      =====     =====    =====

ASSET QUALITY RATIOS:

                                                           March 31  Dec. 31  March 31
                                                             1998      1997     1997
                                                             ----      ----     ----

Non-performing Loans/Total Loans ......................       1.8%     2.3%     2.2%
Non-performing Assets/Total Loans and OREO ............       2.1      2.5      3.0
Allowance for Loan & Lease Losses/Total Loans .........       3.9      4.1      4.0
Allowance for Loan & Lease Losses/Total Loans and OREO        3.8      4.0      4.0
Allowance for Loan & Lease Losses/Non-performing Assets     184.5    164.7    134.5
Allowance for Loan & Lease Losses/Non-performing Loans      215.8    177.5    182.8

     If interest income had been recorded on nonaccrual loans and trouble debt restructurings, interest would have been increased as shown in the following table:

                                                         3 Months    Year    3 Months
                                                           Ended    Ended      Ended
(Dollars in thousands)                                    3/31/98  12/31/97   3/31/97
                                                          -------  --------   -------
Interest income which would have been recorded
       under original terms .........................       $45      $243       $58
Interest income recorded during the period ..........       (23)      (71)       (6)
                                                            ---       ---       ---
Net impact on interest income .......................       $22      $172       $52
                                                            ===       ===       ===


     As of March 31, 1998, DNB had impaired loans with a total recorded investment of $1.7 million and an average recorded investment for the three month period ended March 31, 1998 of $1.7 million. As of March 31, 1998, there were no impaired loans for which a related allowance for credit losses is necessary. Total cash collected on impaired loans was credited to the outstanding principal balance in the amount of $31,000 during the three months ended March 31, 1998. No interest income was recorded on such loans.

     As of December 31, 1997, DNB had impaired loans with a total recorded investment of $1.8 million and an average recorded investment for the year ended December 31, 1996 of $1.6 million. As of December 31, 1997, there were no impaired loans for which a related allowance for credit losses is necessary. Total cash collected on impaired loans was credited to the outstanding principal balance in the amount of $38,000 during the three months ended March 31,1997. No interest income was recorded on such loans.


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

     At March 31, 1998 DNB has $7.6 million in commitments to fund commercial real estate, construction and land development. In addition, DNB had commitments to fund $1.4 million in home equity lines of credit and $16.0 million in other unused commitments. Management anticipates the majority of these commitments will be funded by means of normal cash flows. In addition, $47.4 million of certificates of deposit at DNB are scheduled to mature during the nine months ending December 31, 1998. Management believes that the majority of such deposits will be reinvested with DNB.

     Stockholders' equity increased to $18.8 million at March 31, 1998 as a result of the $651,000 net income reported for the three months then ended and after dividends paid totaling approximately $174,000. Management believes that the Bank is adequately capitalized and as a result of the Bank's common equity position, the Bank's risk-based capital ratios exceed the 1998 regulatory required minimums. The following table summarizes data and ratios pertaining to the Bank's capital structure.


(Dollars in thousands)                                       March 31, 1998
                                                             --------------
   Tier I Capital ........................................       $18,815
   Tier II Capital .......................................         1,891
                                                                 -------
   Total Capital .........................................       $20,706
                                                                 =======

                                           Required  Current  Excess
                                           --------  -------  ------
      Leverage ........................      4.00%     8.55%   4.55%
      Tier I ..........................      4.00     12.71    8.71
      Risk-based ......................      8.00     13.99    5.99


     In addition, the Federal Reserve Bank (the "FRB") leverage ratio rules require bank holding companies to maintain a minimum level of "primary capital" to total assets of 5.5% and a minimum level of "total capital" to total assets of 6%. For this purpose, (i) "primary capital" includes, among other items, common stock, contingency and other capital reserves, and the allowance for possible loan losses, (ii) "total capital" includes, among other things, certain subordinated debt, and "total assets" is increased by the allowance for possible loan losses. DNB's primary capital ratio and its total capital ratio are both 10.3%, well in excess of FRB requirements.

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

          Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Corporation's Annual Meeting held April 21, 1998, the stockholders voted as follows:

     A.  Election of Class "C" Directors:
         Joseph G. Riper
         For:  1,061,816        Against:  44,823           Abstain:       --

         William S. Latoff
         For:  1,070,055        Against:  36,584           Abstain:       --

     B. Amendments to Articles of Incorporation to increase the authorized shares of Common Stock from 5 million shares to 10 million shares and to decrease the par value of the Corporation's Common Stock from $10.00 per share to $1.00 per share.

         For:  904,724          Against:  86,687          Abstain:  115,228

     C. Ratification of appointment of KPMG Peat Marwick LLP as independent auditors of the Corporation, for the fiscal year ending December 31, 1998:

         For:  1,085,300        Against:  19,790          Abstain:     2,209

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

                                                     DNB FINANCIAL CORPORATION
                                                                   (Registrant)



DATE:  May 8, 1998                                   /S/ Henry F. Thorne
                                                     -------------------
                                                     Henry F. Thorne, President
                                                     and Chief Executive Officer



DATE:  May 8, 1998                                   /S/ Bruce E. Moroney
                                                     --------------------
                                                     Bruce E. Moroney
                                                     Chief Financial Officer