Form 10-Q
period 1998-06-30
DNB FINANCIAL CORP /PA/
filed 1998-08-14
CIK 713671

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1998

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the  transition  period  from  __________  to  __________


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


                      [X] Yes                   [ ] N


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Common Stock ($1.00 Par Value)                       1,451,961
               (Class)                            (Shares Outstanding as of
                                                       August 14, 1998)
--------------------------------------------------------------------------------

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY


                                     INDEX


PART  I - FINANCIAL INFORMATION                                        PAGE NO.

     ITEM 1.  FINANCIAL STATEMENTS:

              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
              June 30, 1998 (Unaudited) and December 31, 1997                 3

              CONSOLIDATED STATEMENTS OF OPERATIONS
              Three Months Ended June 30, 1998 and 1997 (Unaudited)           4

              CONSOLIDATED STATEMENTS OF OPERATIONS
              Six Months Ended June 30, 1998 and 1997 (Unaudited)             5

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              Six Months Ended June 30, 1998 and 1997 (Unaudited)             6

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              June 30, 1998 and December 31, 1997                             7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  10


PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                              18

     ITEM 2.  CHANGE IN SECURITIES                                           18

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                18

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF                             18
              SECURITY HOLDERS

     ITEM 5.  OTHER INFORMATION                                              18

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               18


SIGNATURES                                                                   19

-------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
-------------------------------------------------------------------------------------------------
                                                                    (Unaudited)
                                                                      June 30,       December 31,
                                                                        1998             1997
                                                                    ------------     ------------
ASSETS
Cash and due from banks ........................................  $  13,093,701     $  7,503,007
Federal funds sold .............................................     13,987,000       15,889,000
Investment securities available for sale, at market value ......     14,477,126       13,888,462
Investment securities (market value $51,312,886
   in 1998 and $49,863,493 in 1997) ............................     51,094,458       49,694,161
Loans, net of unearned income ..................................    136,276,017      129,954,114
   Allowance for loan losses ...................................     (5,119,883)      (5,280,958)
                                                                   ------------     ------------
Net loans ......................................................    131,156,134      124,673,156
                                                                   ------------     ------------
Office property and equipment, net .............................      3,609,244        3,644,581
Accrued interest receivable ....................................      1,536,078        1,584,213
Other real estate owned ........................................        206,368          231,187
Deferred income taxes ..........................................        979,170          977,981
Other assets ...................................................      1,539,907        1,365,317
                                                                   ------------     ------------
Total assets ...................................................  $ 231,679,186    $ 219,451,065
                                                                   ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Non-interest-bearing deposits .................................  $  28,878,181       27,149,502
Interest-bearing deposits:
   NOW accounts ...............................................     33,507,761       33,386,755
   Money market ...............................................     24,826,973       19,289,128
   Savings ....................................................     28,952,181       27,714,419
   Time .......................................................     89,844,835       91,697,168
                                                                  ------------     ------------
Total deposits ................................................    206,009,931      199,236,972
                                                                  ------------     ------------
FHLB advances .................................................      5,000,000               --
Accrued interest payable ......................................        675,816          830,533
Other liabilities .............................................        594,053        1,027,997
                                                                  ------------     ------------
Total liabilities .............................................    212,279,800      201,095,502
                                                                  ------------     ------------

STOCKHOLDERS' EQUITY
Preferred stock, $10.00 par value;
   1,000,000 shares authorized; none issued ...................             --               --
Common stock, $1.00 par value;
   10,000,000 shares authorized; 1,451,961 and
   1,451,661 issued and outstanding, respectively .............      1,451,961        1,451,661
Surplus .......................................................     14,882,576       14,607,109
Retained earnings .............................................      3,051,476        2,276,556
Accumulated other comprehensive income ........................         13,373           20,237
                                                                  ------------     ------------
Total stockholders' equity ....................................     19,399,386       18,355,563
                                                                  ------------     ------------
Total liabilities and stockholders' equity ......................$ 231,679,186    $ 219,451,065
                                                                  ============     ============

See accompanying notes to consolidated financial statements


--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------
                                                      Three Months Ended June 30
                                                      --------------------------
                                                           1998         1997
                                                      ------------  ------------
INTEREST INCOME:
Interest and fees on loans ..........................   $2,959,749   $2,923,421
Interest on taxable investment securities ...........    1,104,925    1,110,606
Interest on Federal funds sold ......................      245,895       55,023
                                                        ----------   ----------
Total interest income ...............................    4,310,569    4,089,050
                                                        ----------   ----------
INTEREST EXPENSE:
Interest on time deposits ...........................    1,268,721    1,122,982
Interest on NOW, money market and savings ...........      615,664      509,069
Interest on repurchase agreements ...................           --       14,596
Interest on FHLB advances ...........................       64,323       43,797
Interest on Federal funds purchased .................           --        2,462
                                                        ----------   ----------
Total interest expense ..............................    1,948,708    1,692,906
                                                        ----------   ----------
Net interest income .................................    2,361,861    2,396,144
Provision for loan losses ...........................           --           --
                                                        ----------   ----------
Net interest income after provision for loan losses .    2,361,861    2,396,144
                                                        ----------   ----------
NON-INTEREST INCOME:
Service charges .....................................      160,470      111,904
Trust income ........................................       99,632       80,888
Other ...............................................      136,414       88,955
                                                        ----------    ---------
Total non-interest income ...........................      396,516      281,747
                                                        ----------    ---------
NON-INTEREST EXPENSE:
Salaries and employee benefits ......................      979,408      977,674
Furniture and equipment .............................      159,452      171,104
Occupancy ...........................................      112,233      119,346
Advertising and marketing ...........................       75,890       68,204
Professional and consulting .........................       65,334       74,807
PA shares tax .......................................       38,031       35,644
Postage .............................................       37,549       32,647
Printing and supplies ...............................       36,023       42,519
Insurance ...........................................       22,840       23,942
FDIC insurance ......................................        6,027       18,596
Other ...............................................      195,423      174,908
                                                         ---------    ---------
Total non-interest expense ..........................    1,728,210    1,739,391
                                                         ---------    ---------
Income before income taxes ..........................    1,030,167      938,500
Income tax expense ..................................      285,000      218,000
                                                         ---------    ---------
NET INCOME ..........................................   $  745,167   $  720,500
                                                         =========    =========
EARNINGS PER SHARE:
   Basic ............................................        $0.51        $0.50
   Diluted ..........................................         0.50         0.49
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic ............................................    1,451,961    1,451,661
   Diluted ..........................................    1,503,136    1,474,784
CASH DIVIDENDS PER SHARE ............................   $     0.12   $     0.10

See accompanying notes to consolidated financial statements

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------
                                                        Six Months Ended June 30
                                                        ------------------------
                                                            1998         1997
                                                        ----------   -----------
INTEREST INCOME:
Interest and fees on loans ..........................   $5,822,742   $5,649,524
Interest on taxable investment securities ...........    2,224,618    2,279,017
Interest on Federal funds sold ......................      426,876       89,124
                                                        ----------   ----------
Total interest income ...............................    8,474,236    8,017,665
                                                        ----------   ----------
INTEREST EXPENSE:
Interest on time deposits ...........................    2,518,878    2,153,734
Interest on NOW, money market and savings ...........    1,173,498      996,698
Interest on repurchase agreements ...................          673      100,515
Interest on FHLB advances ...........................      102,493       71,797
Interest on Federal funds purchased .................           --        5,364
                                                        ----------   ----------
Total interest expense ..............................    3,795,542    3,328,108
                                                        ----------   ----------
Net interest income .................................    4,678,694    4,689,557
Provision for loan losses ...........................           --           --
                                                        ----------   ----------
Net interest income after provision for loan losses .    4,678,694    4,689,557
                                                        ----------   ----------
NON-INTEREST INCOME:
Service charges .....................................      301,610      202,155
Trust income ........................................      233,561      172,320
Other ...............................................      199,639      150,317
                                                        ----------   ----------
Total non-interest income ...........................      734,810      524,792
                                                        ----------   ----------
NON-INTEREST EXPENSE:
Salaries and employee benefits ......................    2,057,687    1,954,498
Furniture and equipment .............................      308,426      336,771
Occupancy ...........................................      212,346      230,062
Advertising and marketing ...........................      120,788      112,969
Professional and consulting .........................      134,314      138,104
PA shares tax .......................................       76,048       71,288
Postage .............................................       65,213       55,425
Printing and supplies ...............................       93,486       94,638
Insurance ...........................................       45,717       46,051
FDIC insurance ......................................       11,974       36,872
Other ...............................................      356,332      346,840
                                                        ----------   ----------
Total non-interest expense ..........................    3,482,331    3,423,518
                                                        ----------   ----------
Income before income taxes ..........................    1,931,173    1,790,831
Income tax expense ..................................      535,000      430,000
                                                        ----------   ----------
NET INCOME ..........................................   $1,396,173   $1,360,831
                                                        ==========   ==========
EARNINGS PER SHARE:
   Basic ............................................   $     0.96   $     0.94
   Diluted ..........................................         0.93         0.93
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic ............................................    1,451,819    1,451,661
   Diluted ..........................................    1,501,453    1,470,443
CASH DIVIDENDS PER SHARE ............................   $     0.24   $     0.20

See accompanying notes to consolidated financial statements.

----------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
----------------------------------------------------------------------------------------
                                                              Six Months Ended June 30
                                                            ---------------------------
                                                                 1998           1997
                                                            ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .............................................   $  1,396,173    $  1,360,831
Adjustments  to  reconcile   net  income  to  net  cash
 provided  by  operating activities:
Depreciation and amortization ..........................        459,452         176,046
Gain on sale of investments ............................           (507)             --
Gain on sale of OREO ...................................        (64,349)         (6,533)
Decrease in accrued interest receivable ................         48,135           2,024
Increase in other assets ...............................       (174,590)        (60,457)
(Decrease) increase in accrued interest payable ........       (154,717)        132,294
(Decrease) increase in current taxes payables ..........        (40,000)         43,500
(Decrease) increase in other liabilities ...............       (393,944)        600,608
                                                            -----------     -----------
Net Cash Provided By Operating Activities ..............      1,075,653       2,248,313
                                                            -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities & paydowns of AFS securities ..      5,667,092       3,299,203
Proceeds from maturities & paydowns of HTM securities ..     15,886,596       9,608,524
Purchase of AFS securities .............................     (7,456,407)             --
Purchase of HTM securities .............................    (17,355,833)     (3,673,109)
Proceeds from sale of AFS securities ...................        997,656              --
Net increase in loans ..................................     (6,687,367)     (4,489,524)
Proceeds from sale of OREO .............................        293,556         626,533
Purchase of office property and equipment ..............       (159,725)        (36,832)
                                                            -----------     ----------
Net Cash (Used) Provided By Investing Activities .......     (8,814,432)      5,334,795
                                                            -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits ...............................      6,772,959      13,450,868
Decrease in repurchase agreements ......................             --     (10,364,076)
Increase in FHLB advances ..............................      5,000,000       3,000,000
Proceeds from exercise of stock options ................          2,949              --
Dividends paid .........................................       (348,435)       (276,569)
                                                            -----------     -----------
Net Cash Provided By Financing Activities ..............     11,427,473       5,810,223
                                                            -----------     -----------
Net Change in Cash and Cash Equivalents ................      3,688,694      13,393,331
Cash and Cash Equivalents at Beginning of Period .......     23,392,007      11,469,470
                                                            -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............   $ 27,080,701    $ 24,862,801
                                                            ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest ............................................   $  3,950,259    $  3,195,814
   Taxes ...............................................        575,000         350,000
SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:
   Transfer of loans to OREO ...........................   $    240,404              --

See accompanying notes to consolidated financial statements.

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:   BASIS OF PRESENTATION AND RESTATEMENT

     The accompanying consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, Downingtown National Bank (the "Bank"), have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior period amounts not affecting net income are reclassified when necessary to conform with current year classifications. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 1997.

NOTE 2: EARNINGS PER SHARE (EPS)

     Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur from the conversion of common stock equivalents and is computed using the treasury stock method. Earnings per share, dividends per share and weighted average shares outstanding have been adjusted to reflect the effects of the 5% stock dividend paid in December 1997 and the September 1997 two-for-one stock split, effected in the form of a 100% stock dividend. Net income and weighted average number of shares outstanding for basic and diluted EPS for the three and six months ended June 30, 1998 and 1997 are reconciled as follows:


                                                  Three months ended                 Three months ended
                                                    June 30, 1998                       June 30, 1997
                                            ----------------------------         ---------------------------
                                            Income     Shares     Amount         Income     Shares    Amount
                                            -------   ---------   ------         ------    ---------  ------
Basic EPS:
Income available to common stockholders   $ 745,167   1,451,961   $ 0.51       $ 720,500   1,451,661  $ 0.50
Effect of dilutive common stock
equivalents-stock options .............          --      51,175     0.01              --      23,123    0.01
                                            -------   ---------     ----         -------   ---------    ----
DILUTED EPS ...........................   $ 745,167   1,503,136   $ 0.50       $ 720,500   1,474,784  $ 0.49
                                            =======   =========     ====         =======   =========    ====


                                                  Six months ended                    Six months ended
                                                    June 30, 1998                       June 30, 1997
                                          -------------------------------        ------------------------------
                                           Income       Shares     Amount         Income      Shares     Amount
                                          ---------   ---------    ------        ---------   ---------   ------
Basic EPS:
Basic EPS:
Income available to common stockholders  $1,396,173   1,451,819   $ 0.96        $1,360,831   1,451,661   $ 0.94
Effect of dilutive common stock
equivalents-stock options .............          --      49,634     0.03                --      18,782     0.01
                                          ---------   ---------     ----         ---------   ---------     ----
DILUTED EPS ...........................  $1,396,173   1,501,453   $ 0.93        $1,360,831   1,470,443   $ 0.93
                                          =========   =========     ====         =========   =========     ====


NOTE 3:   COMPREHENSIVE INCOME

     On January 1, 1998, DNB adopted SFAS 130, Reporting Comprehensive Income. This statement establishes standards for reporting comprehensive income, which includes all changes in stockholders' equity during the period, except those resulting from investments by owners and distributions to owners. DNB's comprehensive income for the three months ended June 30, 1998 and 1997 was $738,303 and $703,262, respectively and consisted of net income and the change in unrealized gains (losses) on investment securities available for sale.
Comprehensive income for the six months ended June 30, 1998 and 1997 was $1,389,309 and $1,343,593, respectively.

NOTE 4:   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997, but need not be applied to interim financial statements in the initial year of application. The impact, if any, of this statement on DNB, would be to require additional disclosures in DNB's financial statements.

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

    In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and those used for hedging activities, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 categorizes derivatives used for hedging purposes as either fair value hedges, cash flow hedges, foreign currency fair value hedges, foreign currency cash flow hedges, or hedges of net investments in foreign operations. SFAS No. 133 generally provides for matching of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, so long as the hedge is effective. The statement eliminates the accounting provisions outlined in SFAS No. 52, "Foreign Currency Translation" related to forward contracts, as accounting for all foreign currency derivatives will be governed under SFAS 133. Prospective application of SFAS No. 133 is required for all fiscal years beginning after June 15, 1999, however earlier application is permitted. DNB has not yet determined the impact, if any, of this statement on its balance sheet upon adoption.

NOTE 5:  COMMON STOCK

     In May 1998, the Corporation's amended Articles of Incorporation were filed with the State. The amendment to Article 5 was approved by the Board of Directors and ratified by the shareholders at the Annual Meeting held in April 1998. The amendment (a) increased the number of authorized shares of the Corporation's Common Stock from 5,000,000 to 10,000,000 shares and (b) changed the par value of the Common Stock from $10.00 to $1.00. The Common Stock and Surplus accounts have been adjusted for this change by decreasing Common Stock and increasing Surplus by $13,067,649. All prior periods presented have been restated.

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     DNB's total assets were $231.7 million at June 30, 1998 compared to $219.5 million at December 31, 1997. Total loans were $136.3 million, up $6.3 million or 5% from $130.0 million at December 31, 1997. The increase was primarily in the real estate loan portfolio which increased $5.3 million or 8%. Investment securities (AFS and HTM) increased $2.0 million or 3% to $65.6 million at June 30, 1998. Federal funds sold were $14.0 million at June 30, 1998, down $1.9 million from December. The overall increase in assets was funded by growth in both deposits and borrowings.

     Deposits and other borrowings at June 30, 1998 totaled $211.0 million, compared to $199.2 million at December 31, 1997. Increases of $5.6 million in money market accounts, $1.7 million in non-interest bearing accounts and $1.2 million in other deposits were partially offset by a $1.9 million decline in time deposits. In addition, other borrowings increased $5.0 million as a result of FHLB advances.

     At June 30, 1998, stockholders' equity was $19.4 million or $13.36 per share, compared to $18.4 million or $12.64 per share at December 31, 1997. The increase in stockholders' equity was the result of net income of $1.4 million for the six months ended June 30, 1998, offset by dividends paid of approximately $348,000 or $.24 per share.

RESULTS OF OPERATIONS

NET INTEREST INCOME

     DNB's earnings performance is primarily dependent upon its level of net interest income, which is the excess of interest revenue over interest expense. Interest revenue includes interest earned on loans (net of interest reversals on non-performing loans), investments and Federal funds sold and interest-earning cash, as well as loan fees and dividend income. Interest expense includes interest cost for deposits, repurchase agreements, Federal funds purchased, FHLB advances and other borrowings.

     Net interest income decreased $34,000 or 1% to $2.4 million for the three month period and $11,000 or 0.2% to $4.7 million for the six month period ended June 30, 1998. As shown in the following tables, the decrease in net interest income for the three and six month periods ended June 30, 1998 was largely attributable to the negative effects of rate changes largely offset by positive effects of volume changes. The negative impact from changes in rates for both periods was primarily attributable to loans and investments rolling over at lower yields, reflecting the current interest rate environment. The positive impact from volume changes during the three and six month periods was attributable to significant increases in interest-earning assets, which increased $24 million and $21 million on average for both periods, respectively.

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

                                        Three Months Ended June 30, 1998
                                                 Compared to 1997
                                        --------------------------------
                                           Increase (Decrease) Due to
                                        --------------------------------
(Dollars in Thousands)                      Rate     Volume    Total
                                           ------    ------    -----
Interest-earning assets:
Loans ..................................   $(102)    $ 139    $  37
Investments/interest bearing deposits ..    (108)      102       (6)
Federal funds sold .....................       6       185      191
                                           ------    ------    -----
     Total .............................    (204)      426      222
                                           ======    ======    =====
Interest-bearing liabilities:
Savings deposits .......................     (46)      153      107
Time deposits ..........................      32       114      146
FHLB advances ..........................      (5)       25       20
Federal funds purchased ................      (1)       (1)      (2)
Repurchase agreements ..................      (7)       (8)     (15)
                                           ------    ------    -----
     Total .............................     (27)      283      256
                                           ------    ------    -----
NET INTEREST INCOME/INTEREST RATE SPREAD   $(177)    $ 143    $ (34)
                                           ======    ======    =====

                                         Six Months Ended June 30, 1998
                                                 Compared to 1997
                                         ------------------------------
                                           Increase (Decrease) Due to
                                         ------------------------------
(Dollars in Thousands)                      Rate     Volume    Total
                                           ------    ------    -----
Interest-earning assets:
Loans ..................................  $ (158)     $ 331    $ 173
Investments/interest bearing deposits ..     (88)        34      (54)
Federal funds sold .....................       4        334      338
                                           ------     ------    -----
     Total .............................    (242)       699      457
                                           ------     ------    -----
Interest-bearing liabilities:
Savings deposits .......................      87         90      177
Time deposits ..........................      60        305      365
FHLB advances ..........................      (7)        38       31
Federal funds purchased ................      (2)        (3)      (5)
Repurchase agreements ..................     (50)       (50)    (100)
                                           ------     ------    -----
     Total .............................      88        380      468
                                           ------     ------    -----
NET INTEREST INCOME/INTEREST RATE SPREAD   $(330)     $ 319    $ (11)
                                           ======     ======    =====

PROVISION FOR LOAN LOSSES

     To provide for potential losses inherent in the loan portfolio, DNB maintains an allowance for loan losses. In establishing its allowance for loan losses, management considers the size and risk exposure of each segment of the loan portfolio, past loss experience, delinquency rates, collateral values, the potential for losses in future periods, and other relevant factors. In assessing this risk, management also considers external factors which affect the portfolio, such as economic and delinquency trends, as well as internal factors such as underwriting standards, management expertise and concentrations of credit. In addition, the risk uncertainty contained in the unreviewed portion of the portfolio has also been considered. Management believes that it makes an informed judgment based upon available information.

     To maintain an adequate allowance, management charges the provision for loan losses against income. There were no provisions made during the three and six months ended June 30, 1998, as the quality of DNB's loan portfolio continued to show improvement, based on available information. Effective workout strategies, fewer assets classified by internal loan review, sales of OREO properties and other reductions in non-performing assets have temporarily eliminated the need to make additional provisions.

     The following table summarizes the changes in the allowance for loan losses for the periods indicated. Real estate includes both residential and commercial real estate.

                              6 Months      Year     6 Months
                                Ended      Ended       Ended
(Dollars in Thousands)         6/30/98    12/31/97    6/30/97
                              --------    --------   --------
Beginning balance ..........  $ 5,281     $ 5,112    $ 5,112
Provisions .................       --          --         --
Loans charged off:
       Real estate .........       59          --         --
       Commercial ..........      135         (32)       (24)
       Consumer ............        8         (16)        (2)
                              --------    --------   --------
           Total charged off     (202)        (48)       (26)
                              --------    --------   --------
Recoveries:
       Real estate .........       23           1          1
       Commercial ..........       13         167          7
       Consumer ............        5          49         37
                              --------    --------   --------
           Total recoveries        41         217         45
                              --------    --------   --------
Net (charge-offs) recoveries     (161)        169         19
                              --------    --------   --------
Ending balance .............  $ 5,120     $ 5,281    $ 5,131
                              ========    ========   ========

NON-INTEREST INCOME

     Total non-interest income includes service charges on deposit products, fees received by DNB's Investment Services and Trust Division, and other less significant sources of income such as fees for safe deposit box rentals, issuing travelers' checks and money orders, check cashing and similar activities.

   For the three and six month periods ended June 30, 1998, non-interest income was $397,000 and $735,000, respectively, compared to $282,000 and $525,000 for the same periods in 1997. Service charges increased $49,000 and $99,000, to $160,000 and $302,000 for the three and six month periods ended June 30, 1998. The increase in service charge income came largely from NSF fees and ATM charges.

     Trust income increased $19,000 and $61,000 to $100,000 and $234,000 for the three and six month periods ended June 30, 1998. The increase was the result of several estate settlements along with the implementation of a new fee schedule.

     Other non-interest income increased $47,000 and $49,000 to $136,000 and $200,000 for the three and six month periods ended June 30, 1998. The increase in other income reflected the gains recognized on the sales of OREO properties.

NON-INTEREST EXPENSE

     Non-interest expense includes salaries & employee benefits, furniture & equipment, occupancy, professional & consulting fees as well as printing & supplies, insurance, advertising and other less significant expense items.

     Non-interest expenses decreased $11,000 to $1.7 million for the three month period ended June 30, 1998. The decrease during the period resulted primarily from lower levels of FDIC insurance, furniture & equipment, professional & consulting, occupancy and printing & supplies expense, partially offset by increases in other expenses, advertising & marketing, and postage expenses.

     Non-interest expenses increased $59,000 to $3.5 million for the six month period ended June 30, 1998. The increases during the period resulted primarily from higher levels of salaries and employee benefits, postage, advertising & marketing, and other expenses, partially offset by decreases in FDIC insurance, furniture & equipment, occupancy and professional & consulting expenses.

     Salaries & employee benefits increased $103,000 or 5% to $2.1 million for the six months ended June 30, 1998, compared to $2.0 million for the same period in 1997. The increase in this category was caused by normal salary merit increases and increases in other benefit/incentive plans offered by DNB.

     Furniture & equipment expense decreased approximately $12,000 or 7% to $159,000 and $28,000 or 8% to $308,000 for the three and six months ended June 30, 1998, respectively, compared to $171,000 and $337,000 for the same periods in 1997. The decreases for both periods were due to lower levels of depreciation and maintenance.

     Occupancy expense decreased approximately $7,000 or 6% to $112,000 and $18,000 or 8% to $212,000 for the three and six months ended June 30, 1998, respectively. This compares to $119,000 and $230,000 for the same periods in 1997. The decreases in this category reflect the higher costs incurred in 1997 for repairs and maintenance of the branch offices.

     FDIC insurance decreased $13,000 or 68% to $6,000 and $25,000 or 68% to $12,000 for the three and six months ended June 30, 1998 compared to the same periods in 1997, reflecting lower premiums.

     Other expenses include such items as OREO expense, satisfaction fees, appraisal fees, telephone & fax expense, ATM expense and other miscellaneous expenses. Other expenses increased $21,000 or 12% to $195,000 and $9,000 or 3% to $356,000 for the three and six months ended June 30, 1998 compared to the same periods in 1997. The increase in this category was caused by costs incurred in sales of OREO properties, as well as increased ATM processing fees and telephone & fax expenses.

INCOME TAXES

     Income tax expense was $285,000 and $535,000 for the three and six months ended June 30, 1998 and $218,000 and $430,000 for the three and six months ended June 30, 1997. The rates used for income taxes for both periods were less than the statutory rate as a result of tax exempt interest income.

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

     The following table sets forth those assets that are: (i) on nonaccrual status, (ii) contractually delinquent by 90 days or more and still and (iii) other real estate owned as a result of foreclosure or voluntary transfer to DNB.

                                             June 30  Dec. 31  June 30
(Dollars in Thousands)                         1998     1997    1997
                                             -------  -------  -------
Nonaccrual Loans
     Residential mortgage ................   $  250   $  676   $  846
     Commercial mortgage .................      886    1,301      982
     Commercial ..........................      950      821      845
     Consumer ............................       93      107      140
                                              -----    -----    -----
Total nonaccrual loans ...................    2,179    2,905    2,813
                                              -----    -----    -----


Loans 90 days past due and still accruing:
     Residential mortgage ................      160       --       --
     Commercial mortgage .................      550       --       --
     Commercial ..........................       16       --       --
     Consumer ............................       34       70       21
                                              -----    -----    -----
Total non-performing loans ...............    2,939    2,975    2,834
Other real estate owned ..................      206      231      391
                                              -----    -----    -----
TOTAL NON-PERFORMING ASSETS ..............   $3,145   $3,206   $3,225
                                              =====    =====    =====

The following table sets forth the DNB's asset quality and allowance coverage ratios at the dates indicated:

                                                      June 30  Dec. 31  June 30
                                                       1998      1997     1997
                                                      ------   -------  ------
Non-performing Loans/Total Loans ...................    2.2%     2.3%     2.2%
Non-performing Assets/Total Loans and OREO .........    2.3      2.5      2.5
Allowance for Loan Losses/Total Loans ..............    3.8      4.1      4.1
Allowance for Loan Losses/Total Loans and OREO .....    3.7      4.0      4.1
Allowance for Loan Losses/Non-performing Assets ....  162.9    164.7    159.1
Allowance for Loan Losses/Non-performing Loans .....  174.3    177.5    181.0

     If interest income had been recorded on nonaccrual loans and trouble debt restructurings, interest would have been increased as shown in the following table:

                                                    6 Months    Year   6 Months
                                                      Ended    Ended     Ended
(Dollars in thousands)                               6/30/98  12/31/97  6/30/97
                                                     -------  --------  -------
Interest income which would have been recorded
       under original terms ..................       $  89     $ 243    $ 118
Interest income recorded during the period ...         (36)      (71)     (16)
                                                       ----     -----    -----
NET IMPACT ON INTEREST INCOME ................       $  53     $ 172    $ 102
                                                       ====     =====    =====

     As of June 30, 1998, DNB had impaired loans with a total recorded investment of $1.3 million and an average recorded investment for the six month period ended June 30, 1998 of $1.7 million. As of June 30, 1998, there was no related allowance for credit losses necessary for these impaired loans. Total cash collected on impaired loans was credited to the outstanding principal balance in the amount of $115,000 during the six months ended June 30, 1998. No interest income was recorded on such loans.

     As of December 31, 1997, DNB had impaired loans with a total recorded investment of $1.8 million and an average recorded investment for the year ended December 31, 1997 of $1.6 million. As of December 31, 1997, there was no related allowance for credit losses necessary for these impaired loans. Total cash collected on impaired loans was credited to the outstanding principal income in the amount of $35,000 during the six months ended June 30, 1997. No interest income was recorded on such loans.

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

     At June 30, 1998 DNB has $6.9 million in commitments to fund commercial real estate, construction and land development. In addition, DNB had commitments to fund $1.4 million in home equity lines of credit and $18.1 million in other unused commitments. Management anticipates the majority of these commitments will be funded by means of normal cash flows. In addition, $32.1 million of time deposits at DNB are scheduled to mature during the six months ending December 31, 1998. Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by maturing loans and investments.

     Stockholders' equity increased to $19.4 million at June 30, 1998 as a result of the $1,396,000 profit reported for the six months then ended and after dividends paid totaling approximately $348,000 year-to-date. The Bank's common equity position at June 30, 1998 exceeds the 1998 regulatory required minimums. The following table summarizes data and ratios pertaining to the Bank's capital structure. To Be Well Capitalized Under For Capital Prompt Corrective Actual Adequacy Purposes Action Provisions


(Dollars in thousands)        Amount  Ratio     Amount  Ratio     Amount  Ratio
                              ------  -----     ------  -----     ------  -----
As of June 30, 1998:
-------------------
   Total risk-based capital  $21,348  13.88%   $12,305  8.00%    $15,382  10.00%
   Tier 1 capital ..........  19,386  12.60      6,153  4.00       9,299   6.00
   Tier 1 (leverage) capital  19,386   8.47      9,160  4.00      11,450   5.00

     In addition, the Federal Reserve Bank (the "FRB") leverage ratio rules require bank holding companies to maintain a minimum level of "primary capital" to total assets of 5.5% and a minimum level of "total capital" to total assets of 6%. For this purpose, (i) "primary capital" includes, among other items, common stock, contingency and other capital reserves, and the allowance for loan losses, (ii) "total capital" includes, among other things, certain subordinated debt, and "total assets" is increased by the allowance for loan losses. DNB's primary capital ratio and its total capital ratio are both 10.4%, well in excess of FRB requirements.

REGULATORY MATTERS

     DIVIDENDS - Dividends payable to the Corporation by the Bank are subject to certain regulatory limitations. Under normal circumstances, the payment of dividends in any year without regulatory permission is limited to the net profits (as defined for regulatory purposes) for that year plus the retained net profits for the preceding two calendar years.

     YEAR 2000 - Year 2000 compliance has been defined by DNB as the point at which each organizational function, system, application, file, program and database will correctly process, provide and/or receive date data within and between the 20th and 21st centuries. DNB has developed a comprehensive approach to solving Year 2000 issues. Headed up by DNB's Technology Steering Committee, the Bank has conducted an in-depth review of its systems to identify and assess the risks posed by the Year 2000. The committee has worked with the Bank's primary software and hardware vendors to prepare the computer operating environment. Testing has been scheduled for all systems. For the systems that are not Year 2000 compliant or do not meet the deadline set for compliance (or fail testing), alternative products will be evaluated in the event that a system change is necessary. DNB, while not completely Year 2000 compliant, is working diligently to achieve this goal. Year 2000 issues could result in a material financial risk to a company such as DNB if the company and third party vendors upon which it relies were unable to address this issue in a timely manner. However, management currently expects DNB and its third party vendors to be Year 2000 compliant in all material respects before December 31, 1999.

     Management currently estimates that the costs of Year 2000 compliance will be approximately $60,000 during the two years ended December 31, 1999, of which approximately $30,000 has been expended through June 30, 1998. To date, management has succeeded in implementing its Year 2000 effort with existing staff and internal resources, and has not been obligated to expend significant funds in the process. It is anticipated that this will be possible for the balance of the Year 2000 project, except that in 1999 management plans to upgrade all personal computers that are not Year 2000 compliant. As a consequence, manage-ment anticipates that the Year 2000 costs will be funded from periodic income rather than from special reserves.

     FORWARD-LOOKING STATEMENTS - Certain statements in this Form 10-Q,including any which are not statements of historical fact, may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Without limiting the foregoing, the words "expect", "anticipate", "plan", "believe", "seek", "estimate", "predict", "internal" and similar words are intended to identify expressions that may be forward-looking statements. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those contemplated by such statements. For example, actual results may be adversely affected by the following possibilities: (1) competitive pressure among depository institutions may increase; (2) changes in interest rates may reduce banking interest margins;
(3) general economic conditions an real estate values may be less favorable than contemplated; (4) adverse legislation or regulatory requirements may be adopted;
(5) the impact of the Year 2000 issue may be more significant than currently anticipated; and (6) other unexpected contingencies may arise. Many of such factors are beyond DNB's ability to control or predict. Readers of this Form 10-Q are accordingly cautioned not to place undue reliance on forward-looking statements. DNB disclaims any intent or obligation to update publicly any of the forward-looking statements herein, whether in response to new information, future events or otherwise.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

                Not Applicable

ITEM 2.   CHANGES IN SECURITIES

     In May 1998, the Corporation's amended Articles of Incorporation were filed with the State. The amendment to Article 5 was approved by the Board of Directors and ratified by the shareholders at the Annual Meeting held in April 1998. The amendment (a) increased the number of authorized shares of the Corporation's Common Stock from 5,000,000 to 10,000,000 shares and (b) changed the par value of the Common Stock from $10.00 to $1.00.

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

                     DNB FINANCIAL CORPORATION (Registrant)

DATE: August 14, 1998                                       /S/ Henry F. Thorne
                                                            -------------------
                                                     Henry F. Thorne, President
                                                    and Chief Executive Officer



DATE: August 14, 1998                                      /S/ Bruce E. Moroney
                                                           --------------------
                                                               Bruce E. Moroney
                                                        Chief Financial Officer