Form 10-Q
period 1998-09-30
DNB FINANCIAL CORP /PA/
filed 1998-11-16
CIK 713671

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (MARK ONE)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1998
                                       or
     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

                         [X] Yes                   [    ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock ($1.00 Par Value)                             1,451,961
               (Class)                                (Shares Outstanding as of
                                                          November 14, 1998)
  ---------------------------------------------------------------------------

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY

                                      INDEX

PART  I - FINANCIAL INFORMATION                                         PAGE NO.

ITEM 1.       FINANCIAL STATEMENTS:

     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
     September 30, 1998 and December 31, 1997                                  3

     CONSOLIDATED STATEMENTS OF OPERATIONS
     Three Months Ended September 30, 1998 and 1997                            4

     CONSOLIDATED STATEMENTS OF OPERATIONS
     Nine Months Ended September 30, 1998 and 1997                             5

     CONSOLIDATED STATEMENTS OF CASH FLOWS
     Nine Months Ended September 30, 1998 and 1997                             6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     September 30, 1998 and December 31, 1997                                  7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   10

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS                                               19

ITEM 2.       CHANGE IN SECURITIES                                            19

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                                 19

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF                              19
              SECURITY HOLDERS

ITEM 5.       OTHER INFORMATION                                               19

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                19

SIGNATURES                                                                    20



CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
                                                                                     September 30,      December 31,
                                                                                         1998               1997
                                                                                     -------------      -----------
ASSETS
Cash and due from banks ..........................................................   $  10,657,334       $7,503,007
Federal funds sold ...............................................................      15,206,000       15,889,000
Investment securities available for sale, at market value ........................      29,359,228       13,888,462
Investment securities (market value $52,405,729
   in 1998 and $49,863,493 in 1997) ..............................................      51,875,429       49,694,161
Loans, net of unearned income ....................................................     143,012,690      129,954,114
Allowance for loan losses ........................................................      (5,170,215)      (5,280,958)
                                                                                       -----------      -----------
Net loans.........................................................................     137,842,475      124,673,156
                                                                                       -----------      -----------
Office property and equipment, net ...............................................       3,867,847        3,644,581
Accrued interest receivable ......................................................       1,483,736        1,584,213
Other real estate owned ..........................................................         196,015          231,187
Deferred income taxes ............................................................         973,829          977,981
Other assets......................................................................       1,615,932        1,365,317
                                                                                       -----------      -----------
Total assets .....................................................................   $ 253,077,825    $ 219,451,065
                                                                                       ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Non-interest-bearing deposits ....................................................   $  27,628,572      $27,149,502
Interest-bearing deposits:
   NOW accounts ..................................................................      33,416,564       33,386,755
   Money market ..................................................................      25,259,905       19,289,128
   Savings .......................................................................      27,182,460       27,714,419
   Time ..........................................................................     101,171,251       91,697,168
                                                                                       -----------      -----------
Total deposits ...................................................................     214,658,752      199,236,972
                                                                                       -----------      -----------
FHLB advances ....................................................................      16,000,000               --
Accrued interest payable .........................................................         902,012          830,533
Other liabilities ................................................................       1,531,698        1,027,997
                                                                                       -----------      -----------
Total liabilities ................................................................     233,092,462      201,095,502
                                                                                       -----------      -----------
STOCKHOLDERS' EQUITY
Preferred stock, $10.00 par value;
   1,000,000 shares authorized; none issued ......................................              --               --
Common stock, $1.00 par value;
   10,000,000 shares authorized; 1,451,961 and
   1,451,661 issued and outstanding, respectively ................................       1,451,961        1,451,661
Surplus ..........................................................................      14,882,576       14,607,109
Retained earnings ................................................................       3,625,017        2,276,556
Accumulated other comprehensive income ...........................................          25,809           20,237
                                                                                       -----------      -----------

Total stockholders' equity .......................................................      19,985,363       18,355,563
                                                                                       -----------      -----------
Total liabilities and stockholders' equity .......................................   $ 253,077,825    $ 219,451,065
                                                                                       ===========      ===========

See accompanying notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                                      Three Months Ended September 30
                                                      -------------------------------
                                                            1998            1997
                                                      --------------    -------------
INTEREST INCOME:
Interest and fees on loans ..........................   $3,030,646       $2,938,947
Interest on taxable investment securities ...........    1,254,214        1,001,859
Interest on Federal funds sold ......................      308,908          207,059
                                                         ---------        ---------
Total interest income ...............................    4,593,768        4,147,865
                                                         ---------        ---------
INTEREST EXPENSE:
Interest on time deposits ...........................    1,370,160        1,259,100
Interest on NOW, money market and savings ...........      679,073          514,355
Interest on repurchase agreements ...................           --            7,067
Interest on FHLB advances ...........................      145,453           17,150
                                                         ---------        ---------
Total interest expense ..............................    2,194,686        1,797,672
                                                         ---------        ---------
Net interest income .................................    2,399,082        2,350,193
Provision for loan losses ...........................           --               --
                                                         ---------        ---------
Net interest income after provision for loan losses .    2,399,082        2,350,193
                                                         ---------        ---------
NON-INTEREST INCOME:
Service charges .....................................      167,738          118,236
Trust income ........................................       72,841           84,924
Other ...............................................      178,491          172,929
                                                         ---------        ---------
Total non-interest income ...........................      419,070          376,089
                                                         ---------        ---------
NON-INTEREST EXPENSE:
Salaries and employee benefits ......................      986,163          984,264
Furniture and equipment .............................      179,876          172,620
Occupancy ...........................................      111,231          122,086
Advertising and marketing ...........................       52,203           45,097
Professional and consulting .........................       50,808          190,590
Printing and supplies ...............................       30,736           40,880
Other ...............................................      275,359          270,943
                                                         ---------        ---------
Total non-interest expense ..........................    1,686,376        1,826,480
                                                         ---------        ---------
Income before income taxes ..........................    1,131,776          899,802
Income tax expense ..................................      384,000          218,000
                                                         ---------        ---------
NET INCOME ..........................................   $  747,776       $  681,802
                                                         =========        =========
EARNINGS PER SHARE:
Basic ...............................................   $     0.52        $    0.47
Diluted .............................................         0.50             0.46
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic ...............................................    1,451,961        1,451,661
Diluted .............................................    1,503,949        1,484,526
CASH DIVIDENDS PER SHARE ............................   $     0.12        $    0.12

 See accompanying notes to consolidated financial statements




CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                                                                               Nine Months Ended September 30
                                                                                               ------------------------------
                                                                                                    1998             1997
                                                                                               -------------    -------------
INTEREST INCOME:
Interest and fees on loans ...................................................................   $ 8,853,388   $ 8,588,471
Interest on taxable investment securities ....................................................     3,478,832     3,280,876
Interest on Federal funds sold ...............................................................       735,784       296,183
                                                                                                  ----------    ----------
Total interest income ........................................................................    13,068,004    12,165,530
                                                                                                  ----------    ----------
INTEREST EXPENSE:
Interest on time deposits ....................................................................     3,889,038     3,412,834
Interest on NOW, money market and savings ....................................................     1,852,571     1,511,053
Interest on repurchase agreements ............................................................           673       107,582
Interest on FHLB advances ....................................................................       247,946        88,947
Interest on Federal funds purchased ..........................................................            --         5,364
                                                                                                  ----------    ----------
Total interest expense .......................................................................     5,990,228     5,125,780
                                                                                                  ----------    ----------
Net interest income ..........................................................................     7,077,776     7,039,750
Provision for loan losses ....................................................................            --            --
                                                                                                  ----------    ----------
Net interest income after provision for loan losses ..........................................     7,077,776     7,039,750
                                                                                                  ----------    ----------
NON-INTEREST INCOME:
Service charges ..............................................................................       469,348       320,391
Trust income .................................................................................       306,402       257,244
Other ........................................................................................       378,130       323,246
                                                                                                  ----------    ----------
Total non-interest income ....................................................................     1,153,880       900,881
                                                                                                  ----------    ----------
NON-INTEREST EXPENSE:
Salaries and employee benefits ...............................................................     3,043,850     2,938,762
Furniture and equipment ......................................................................       488,302       509,391
Occupancy ....................................................................................       323,577       352,148
Advertising and marketing ....................................................................       172,991       158,066
Professional and consulting ..................................................................       185,122       328,694
Printing and supplies ........................................................................       124,222       135,518
Other ........................................................................................       830,643       827,419
                                                                                                  ----------    ----------
Total non-interest expense ...................................................................     5,168,707     5,249,998
                                                                                                  ----------    ----------
Income before income taxes ...................................................................     3,062,949     2,690,633
Income tax expense ...........................................................................       919,000       646,000
                                                                                                  ----------    ----------
NET INCOME ...................................................................................   $ 2,143,949   $ 2,044,633
                                                                                                  ==========    ==========
COMMON SHARE DATA:
Basic ........................................................................................   $      1.48   $      1.41
Diluted ......................................................................................          1.43          1.39
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic ........................................................................................     1,451,866     1,451,661
Diluted ......................................................................................     1,502,285     1,475,137
CASH DIVIDENDS PER SHARE .....................................................................   $      0.36   $      0.32

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                                                               Nine Months Ended September 30
                                                                                               ------------------------------
                                                                                                    1998             1997
                                                                                               -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..................................................................................  $  2,143,949    $  2,044,633
Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
   activities:
Depreciation and amortization ...............................................................      582,364          293,761
Gain on sale of investments .................................................................       (4,682)              --
Gain on sale of OREO ........................................................................     (152,754)        (107,748)
Decrease (increase) in accrued interest receivable ..........................................      100,477          (36,741)
Increase in other assets ....................................................................     (250,615)        (287,510)
Increase in accrued interest payable ........................................................       71,479          228,799
Decrease in current taxes payables ..........................................................      (66,000)         (29,000)
Increase (decrease) in other liabilities ....................................................      569,701          (99,493)
                                                                                                ----------       ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES ...................................................    2,993,919        2,006,701
                                                                                                ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities & paydowns of AFS securities .......................................    6,247,625       10,466,192
Proceeds from maturities & paydowns of HTM securities .......................................   31,452,996       16,715,894
Purchase of AFS securities ..................................................................  (23,901,043)      (2,250,688)
Purchase of HTM securities ..................................................................  (33,722,793)     (18,351,691)
Proceeds from sale of AFS securities ........................................................    1,996,371               --
Net increase in loans .......................................................................  (13,373,707)     (10,499,053)
Proceeds from sale of OREO ..................................................................      392,314          977,748
Purchase of office property and equipment ...................................................     (516,414)         (49,056)
                                                                                               -----------      -----------
NET CASH USED BY INVESTING ACTIVITIES .......................................................  (31,424,651)      (2,990,654)
                                                                                               -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits ....................................................................   15,421,780       15,954,146
Decrease in repurchase agreements ...........................................................           --      (11,225,273)
Increase in FHLB advances ...................................................................   16,000,000               --
Proceeds from exercise of stock options .....................................................        2,949               --
Dividends paid ..............................................................................     (522,670)        (442,510)
                                                                                                ----------       ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES ...................................................   30,902,059        4,286,363
                                                                                                ----------       ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS .....................................................    2,471,327        3,302,410
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ............................................   23,392,007       11,469,470
                                                                                                ----------       ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................................................. $ 25,863,334     $ 14,771,880
                                                                                                ----------       ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest .................................................................................... $  5,918,749     $  4,896,981
Taxes .......................................................................................      985,000          650,000
SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:
Transfer of loans to OREO ................................................................... $    240,404     $     90,687

See accompanying notes to consolidated financial statements.

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, Downingtown National Bank (the "Bank"), have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior period amounts not affecting net income are reclassified when necessary to conform with current year classifications. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 1997.

NOTE 2: EARNINGS PER SHARE (EPS)

     Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur from the conversion of common stock equivalents and is computed using the treasury stock method. Earnings per share, dividends per share and weighted average shares outstanding have been adjusted to reflect the effects of the 5% stock dividend paid in December 1997 and the September 1997 two-for-one stock split, effected in the form of a 100% stock dividend. Net income and weighted average number of shares outstanding for basic and diluted EPS for the three and nine months ended September 30, 1998 and 1997 are reconciled as follows:

                                                 Three months ended                  Three months ended
                                                September 30, 1998                   September 30, 1997
                                            ---------------------------          ----------------------------
                                             Income    Shares    Amount           Income     Shares    Amount
                                            --------   ------    ------          --------    ------    ------
Basic EPS:
Income available to common stockholders     $747,776   1,451,961   $0.52         $681,802   1,451,661   $0.47
Effect of dilutive common stock
equivalents-stock options                          -      51,988    0.02                -      32,865    0.01
                                            --------   ---------    ----          -------   ---------    ----
Diluted EPS                                 $747,776   1,503,949   $0.50         $681,802   1,484,526   $0.46
                                            ========   =========    ====         ========   =========    ====

                                                Nine months ended                      Nine months ended
                                               September 30, 1998                     September 30, 1997
                                          ------------------------------         -----------------------------
                                            Income      Shares    Amount           Income      Shares    Amount
                                          ----------   ---------  ------         ----------    ------    ------
Basic EPS:
Income available to common stockholders   $2,143,949   1,451,866   $1.48         $2,044,633   1,451,661   $1.41
Effect of dilutive common stock
equivalents-stock options                          -      50,419    0.05                  -      23,476    0.02
                                          ----------   ---------    ----         ----------   ---------    ----
Diluted EPS                               $2,143,949   1,502,285   $1.43         $2,044,633   1,475,137   $1.39
                                          ==========   =========    ====         ==========   =========    ====

NOTE 3:   COMPREHENSIVE INCOME

     On January 1, 1998, DNB adopted SFAS 130, Reporting Comprehensive Income. This statement establishes standards for reporting comprehensive income, which includes all changes in stockholders' equity during the period, except those resulting from investments by owners and distributions to owners. DNB's comprehensive income for the three months ended September 30, 1998 and 1997 was $756,892 and $669,686, respectively and consisted of net income and the change in unrealized gains (losses) on investment securities available for sale. Comprehensive income for the nine months ended September 30, 1998 and 1997 was $2,149,521 and $2,094,561, respectively.

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

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     DNB's total assets were $253.1 million at September 30, 1998 compared to $219.5 million at December 31, 1997. Total loans were $143.0 million, up $13 million or 10% from $130.0 million at December 31, 1997. The increase was primarily in the real estate loan portfolio which increased $9.1 million or 14%. Investment securities (AFS and HTM) increased $17.7 million or 28% to $81.2 million at September 30, 1998. Federal funds sold were $15.2 million at September 30, 1998, down $0.7 million from December. The overall increase in assets was funded by growth in both deposits and borrowings.

     Deposits and other borrowings at September 30, 1998 totaled $230.7 million, compared to $199.2 million at December 31, 1997. Time deposits increased $9.5 million and money market accounts increased $5.9 million, due largely to seasonal deposits. In addition, other borrowings increased $16.0 million as a result of FHLB advances.

     At September 30, 1998, stockholders' equity was $20.0 million or $13.77 per share, compared to $18.4 million or $12.64 per share at December 31, 1997. The increase in stockholders' equity was the result of net income of $2.1 million for the nine months ended September 30, 1998, offset by dividends paid of approximately $523,000 or $.36 per share.

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

     Net interest income increased $49,000 or 2% to $2.4 million for the three month period and $38,000 or 1% to $7.1 million for the nine month period ended September 30, 1998. As shown in the following tables, the increase in net interest income for the three and nine month periods ended September 30, 1998 was attributable to the positive effects of volume changes which were significantly offset by the negative effects of rate changes. The positive impact from volume changes during the three and nine month periods was attributable to significant increases in interest-earning assets, which increased $37 million and $25 million on average, respectively, compared to increases in interest-bearing liabilities which grew $31 million and $20 million, respectively. The negative impact from changes in rates for both periods was primarily attributable to loans and investments rolling over at lower yields, reflecting the lower interest rate environment.

     The following tables sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three and nine months ended September 30, 1998 and 1997. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (i) changes in rate (change in rate multiplied by old volume) and (ii) changes in volume (change in volume multiplied by old rate). The net change attributable to the combined impact of rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

                                                                                               Three Months Ended September 30, 1998
                                                                                                           Compared to 1997
                                                                                               -------------------------------------
                                                                                                    Increase (Decrease) Due to
                                                                                               -------------------------------------
(Dollars in Thousands)                                                                                Rate     Volume    Total
                                                                                                     -------  --------  -------
INTEREST-EARNING ASSETS:
Loans .............................................................................................   $(109)   $ 201    $  92
Investments/interest bearing deposits .............................................................     (58)     310      252
Federal funds sold ................................................................................      (9)     111      102
                                                                                                       -----    ----     ----
     Total ........................................................................................    (176)     622      446
                                                                                                       -----    ----     ----
INTEREST-BEARING LIABILITIES:
Savings deposits ..................................................................................      58      106      164
Time deposits .....................................................................................      14       97      111
FHLB advances .....................................................................................      (2)     131      129
Repurchase agreements .............................................................................      (4)      (3)      (7)
                                                                                                       -----    ----     ----
     Total ........................................................................................     (66)     331      397
                                                                                                       -----    ----     ----
NET INTEREST INCOME/INTEREST RATE SPREAD ..........................................................   $(242)   $ 291    $  49
                                                                                                       =====    ====     ====

                                                                                               Nine Months Ended September 30, 1998
                                                                                                           Compared to 1997
                                                                                               -------------------------------------
                                                                                                    Increase (Decrease) Due to
                                                                                               -------------------------------------
(Dollars in Thousands)                                                                                 Rate      Volume      Total
                                                                                                       ------     ------      -----
Interest-earning assets:
Loans .............................................................................................   $ (272)   $  536    $  264
Investments/interest bearing deposits .............................................................      (98)      296       198
Federal funds sold ................................................................................       (6)      446       440
                                                                                                        -----    -----      ----
     Total ........................................................................................     (376)    1,278       902
                                                                                                        -----    -----      ----
Interest-bearing liabilities:
Savings deposits ..................................................................................      150       193       343
Time deposits .....................................................................................       72       404       476
FHLB advances .....................................................................................       (9)      168       159
Federal funds purchased ...........................................................................       (3)       (3)       (6)
Repurchase agreements .............................................................................      (55)      (53)     (108)
                                                                                                        -----    -----      ----
     Total ........................................................................................      155       709       864
                                                                                                        -----    -----      ----
Net interest income/interest rate spread ..........................................................   $ (531)   $  569     $  38
                                                                                                        =====    =====      ====

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

     To maintain an adequate allowance, management charges the provision for loan losses against income. There were no provisions made during the three and nine months ended September 30, 1998. Effective workout strategies, sales of OREO properties and other reductions in non-performing assets have temporarily eliminated the need to make additional provisions.

     The following table summarizes the changes in the allowance for loan losses for the periods indicated. Real estate includes both residential and commercial real estate.


                               9 Months     Year      9 Months
                                 Ended      Ended       Ended
                                9/30/98    12/31/97    9/30/97
                                -------    --------    -------
(Dollars in Thousands)
Beginning balance ..........   $ 5,281    $ 5,112    $ 5,112
Provisions .................        --         --         --
Loans charged off:
       Real estate .........       (59)        --         --
       Commercial ..........      (218)       (32)       (32)
       Consumer ............        (9)       (16)       (11)
                                 -----      -----      -----
           Total charged off      (286)       (48)       (43)
                                 -----      -----      -----
Recoveries:
       Real estate .........       139          1          1
       Commercial ..........        27        167        116
       Consumer ............         9         49         42
                                 -----      -----      -----
           Total recoveries        175        217        159
                                 -----      -----      -----
Net (charge-offs) recoveries      (111)       169        116
                                 -----      -----      -----
Ending balance .............   $ 5,170    $ 5,281    $ 5,228
                                 =====      =====      =====

NON-INTEREST INCOME

     Total non-interest income includes service charges on deposit products, fees received by DNB's Investment Services and Trust Division, and other less significant sources of income such as fees for safe deposit box rentals, issuing travelers' checks and money orders, check cashing and similar activities.

     For the three and nine month periods ended September 30, 1998, non-interest income was $419,000 and $1.2 million, respectively, compared to $419,000 and $901,000 for the same periods in 1997. Service charges increased $50,000 and $149,000, to $168,000 and $469,000 for the three and nine month periods ended September 30, 1998. The increase in service charge income came largely from NSF fees and ATM charges.

     Trust income decreased $12,000 to $73,000 for the three month period ended September 30, 1998. Trust income increased $49,000 to $306,000 for the nine month period ended September 30, 1998. The increase was due to an overall increase in estate settlements.

     Other non-interest income increased $55,000 to $378,000 for the nine month period ended September 30, 1998. The increase in other income reflected the gains recognized on the sales of OREO properties.

NON-INTEREST EXPENSE

     Non-interest expense includes salaries & employee benefits, furniture & equipment, occupancy, professional & consulting fees as well as printing & supplies, insurance, advertising and other less significant expense items.

     Non-interest expenses decreased $140,000 to $1.7 million for the three month period ended September 30, 1998. The decrease during the period resulted primarily from lower levels of occupancy, professional & consulting, printing & supplies expense, partially offset by increases in furniture & equipment and advertising & marketing.

     Non-interest expenses decreased $81,000 to $5.2 million for the nine month period ended September 30, 1998. The decreases during the period resulted primarily from lower levels of furniture & equipment, occupancy, printing & supplies and professional & consulting expenses partially offset by increases in salaries & employee benefits, advertising & marketing and "other expenses".

     Salaries & employee benefits increased $106,000 or 4% to $3.0 million for the nine months ended September 30, 1998, compared to $2.9 million for the same period in 1997. The increase in this category was caused by normal salary merit increases and increases in other benefit/incentive plans offered by DNB.

     Furniture & equipment expense increased approximately $7,000 or 4% to $180,000 and $21,000 or 4% to $488,000 for the three and nine months ended September 30, 1998, respectively. The increase for the three month period related to recent purchases of equipment intended to upgrade DNB's back-office processing. The decrease for the three month period was due to lower levels of depreciation and maintenance.

     Occupancy expense decreased approximately $11,000 or 9% to $111,000 and $29,000 or 8% to $324,000 for the three and nine months ended September 30, 1998, respectively. This compares to $122,000 and $352,000 for the same periods in 1997. The decreases in this category reflect the higher costs incurred in 1997 for repairs and maintenance of our community offices.

     Advertising & marketing increased $7,000 or 16% to $52,000 and $15,000 or 9% to $173,000 for the three and nine months ended September 30, 1998, respectively. This compares to $45,000 and $158,000 for the same periods in 1997. The modest increase for both periods is due largely to the creation and implementation of DNB's new logo, as well as increased advertising relating to employee recruitment.

     Professional & consulting fees decreased $140,000 or 73% to $51,000 and $144,000 or 44% to $185,000 for the three and nine months ended September 30, 1998. This compares to $191,000 and $329,000 for the same periods in 1997. DNB incurred significant expenses in the third quarter of 1997 relative to a project undertaken with an outside consultant to identify and implement improved operating procedures.

     Printing & supplies decreased $10,000 or 25% to $31,000 and $11,000 or 8% to $124,000 for the three and nine months ended September 30, 1998. This compares to $41,000 and $136,000 for the same periods in 1997. The decrease was due largely to timing differences in purchasing stationery, supplies and other items.

     Other expenses include such items as PA shares tax, insurance, ATM charges, OREO expense, satisfaction fees, appraisal fees, telephone & fax, and other miscellaneous expenses. Other expenses increased modestly for the three and nine month periods to $275,000 and $831,000 from $271,000 and $827,000, respectively.

INCOME TAXES

     Income tax expense was $384,000 and $919,000 for the three and nine months ended September 30, 1998 and $218,000 and $646,000 for the three and nine months ended September 30, 1997. The increased effective tax rate resulted largely from a decrease in tax-exempt income, as well as a reduction in deferred tax benefits.

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

                                            Sept. 30  Dec. 31  Sept. 30
(Dollars in Thousands)                        1998      1997     1997
Nonaccrual Loans:
     Residential mortgage ................   $  381   $  676   $  686
     Commercial mortgage .................    1,069    1,301    1,338
     Commercial ..........................      797      821      914
     Consumer ............................       87      107      127
                                              -----    -----    -----
Total nonaccrual loans ...................    2,334    2,905    3,065
                                              -----    -----    -----
Loans 90 days past due and still accruing:
     Residential mortgage ................      128       --       --
     Commercial mortgage .................      518       --       --
     Commercial ..........................       14       --       --
     Consumer ............................       51       70       57
                                              -----    -----    -----
Total non-performing loans ...............    3,045    2,975    3,122
Other real estate owned ..................      196      231      231
                                              -----    -----    -----
Total non-performing assets ..............   $3,241   $3,206   $3,353
                                              =====    =====    =====

     The following table sets forth the DNB's asset quality and allowance coverage ratios at the dates indicated:

                                                 Sept. 30   Dec. 31   Sept. 30
                                                   1998       1997      1997
                                                 --------   -------   --------
Non-performing Loans/Total Loans ..............       2.1%     2.3%     2.4%
Non-performing Assets/Total Loans and OREO ....       2.3      2.5      2.5
Allowance for Loan Losses/Total Loans .........       3.6      4.1      4.0
Allowance for Loan Losses/Total Loans and OREO        3.6      4.0      3.9
Allowance for Loan Losses/Non-performing Assets     159.5    164.7    155.9
Allowance for Loan Losses/Non-performing Loans      169.8    177.5    167.5

     If interest income had been recorded on nonaccrual loans, interest would have increased as shown in the following table:

                                                 9 Months      Year    9 Months
                                                   Ended      Ended      Ended
(Dollars in thousands)                            9/30/98    12/31/97   9/30/97
Interest income which would have been recorded
       under original terms ..................    $ 142       $ 243      $ 193
Interest income recorded during the period ...      (69)        (71)       (47)
                                                    ---         ---        ---
Net impact on interest income ................    $  73       $ 172      $ 146
                                                    ===         ===        ===

     As of September 30, 1998, DNB had impaired loans with a total recorded investment of $1.6 million and an average recorded investment for the nine month period ended September 30, 1998 of $1.6 million. As of September 30, 1998, there was no related allowance for credit losses necessary for these impaired loans. Total cash collected on impaired loans was credited to the outstanding principal balance in the amount of $130,000 during the nine months ended September 30, 1998 and no interest income was recorded on such loans during the period.

     As of December 31, 1997, DNB had impaired loans with a total recorded investment of $1.8 million and an average recorded investment for the year ended December 31, 1997 of $1.6 million. As of December 31, 1997, there was no related allowance for credit losses necessary for these impaired loans. Total cash collected on impaired loans was credited to the outstanding principal balance in the amount of $51,000 during the nine months ended September 30, 1997 and no interest income was recorded on such loans during the period.

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

     At September 30, 1998 DNB has $6.0 million in commitments to fund commercial real estate, construction and land development. In addition, DNB had commitments to fund $1.9 million in home equity lines of credit and $12.5 million in other unused commitments. Management anticipates the majority of these commitments will be funded by means of normal cash flows. In addition, $27.5 million of time deposits at DNB are scheduled to mature during the three months ending December 31, 1998. Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by maturing loans and investments.

     Stockholders' equity increased to $20.0 million at September 30, 1998 as a result of the $2,144,000 profit reported for the nine months then ended and after dividends paid totaling approximately $523,000 year-to-date. The Bank's common equity position at September 30, 1998 exceeds the 1998 regulatory required minimums. The following table summarizes data and ratios pertaining to the Bank's capital structure. To Be Well Capitalized Under For Capital Prompt Corrective Actual Adequacy Purposes Action Provisions

(Dollars in thousands)          Amount   Ratio    Amount  Ratio     Amount  Ratio
As of September 30, 1998:
   Total risk-based capital    $22,137   12.93%   $13,698  8.00%   $17,123  10.00%
   Tier 1 capital ..........    19,959   11.66      6,849  4.00     10,274   6.00
   Tier 1 (leverage) capital    19,959    8.04      9,936  4.00     12,420   5.00

     In addition, the Federal Reserve Bank (the "FRB") leverage ratio rules require bank holding companies to maintain a minimum level of "primary capital" to total assets of 5.5% and a minimum level of "total capital" to total assets of 6%. For this purpose, (i) "primary capital" includes, among other items, common stock, contingency and other capital reserves, and the allowance for loan losses, (ii) "total capital" includes, among other things, certain subordinated debt, and "total assets" is increased by the allowance for loan losses. DNB's primary capital ratio and its total capital ratio are both 9.7%, well in excess of FRB requirements.

INTEREST RATE SENSITIVITY ANALYSIS

     To measure interest rate risk, DNB utilizes the gap ratio, which is defined as the difference between the dollar volume of interest-earning assets and interest-bearing liabilities maturing or repricing within a specified period of time as a percentage of total assets. DNB's one year gap ratio at September 30, 1998 was -2.3%, which reflects very little change from -2.1% at December 31, 1997. Qualitative and quantitative disclosures regarding market risk are contained in the Form 10-K for the period ended December 31, 1997.

     In addition to utilizing the gap ratio for interest rate risk management, the ALCO committee utilizes simulation analysis whereby the model estimates the variance in net interest income with a change in interest rates of plus or minus 300 basis points over a twelve month period. Given recent simulations, net interest income would be within policy guidelines regardless of the direction of market rates.

REGULATORY MATTERS

     Dividends - Dividends payable to the Corporation by the Bank are subject to certain regulatory limitations. Under normal circumstances, the payment of dividends in any year without regulatory permission is limited to the net profits (as defined for regulatory purposes) for that year plus the retained net profits for the preceding two calendar years.

     Year 2000 Readiness Disclosure - As part of the awareness phase of Year 2000 compliance, DNB has defined Year 2000 compliance as the point at which each organizational function, system, application, file, program and database will correctly process, provide and/or receive date data within and between the 20th and 21st centuries. During this phase, DNB developed a comprehensive approach to solving Year 2000 issues beginning with the establishment of the Technology Steering Committee. As part of the assessment phase, the Committee has conducted an in-depth review of its systems to identify and assess the risks posed by the Year 2000. The committee has worked with the Bank's primary software and hardware vendors to prepare the computer operating environment. The committee has identified and prioritized its information technology (IT) and non-IT systems, and has established time frames for renovation, validation and implementation of all Year 2000 compliant systems. During the renovation and validation phase DNB has contacted and worked with customers in their preparation for Year 2000 and has completed a due diligence analysis of significant borrowers. Testing has been substantially completed for all mission critical systems. DNB is currently in the implementation phase of Year 2000 compliance. This phase requires testing of all bank interfaces and connections with other systems. In addition, DNB plans to provide training and support for users and staff and finalize all contingency plans and procedures.

     While DNB has not completed its contingency plan, it has identified its "worst case" scenario to be that some third party systems may not prove to be Year 2000 compliant or may not meet the deadline set for compliance (or fail testing). In such a case, DNB's current plans call for use of backup or alternative systems as designated by our disaster recovery plan. Whether a temporary backup or a permanent substitution might be appropriate will be evaluated in the event that a system change is necessary

     DNB, while not completely Year 2000 compliant, is working diligently to achieve this goal. Year 2000 issues could result in a material financial risk to a company such as DNB if the company and third party vendors upon which it relies were unable to address this issue in a timely manner. However, management currently expects DNB and its third party vendors to be Year 2000 compliant in all material respects before December 31, 1999. The Year 2000 statements contained herein, and in other securities filings of DNB, may not be relied upon as representations or warranties for any purpose other than disclosure for federal securities law compliance purposes.

     Management currently estimates that the costs of Year 2000 compliance will be approximately $60,000 during the two years ended December 31, 1999, of which approximately $30,000 has been expended through September 30, 1998. To date, management has succeeded in implementing its Year 2000 effort with existing staff and internal resources, and has not been obligated to expend significant funds in the process. It is anticipated that this will be possible for the balance of the Year 2000 project, except that in 1999 management plans to upgrade all personal computers that are not Year 2000 compliant. As a consequence, management anticipates that the Year 2000 costs will be funded from operating cash flows.

     Forward-Looking Statements - Certain statements in this Form 10-Q, including any which are not statements of historical fact, may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Without limiting the foregoing, the words "expect", "anticipate", "plan", "believe", "see", "estimate", "predict", "internal" and similar words are intended to identify expressions that may be forward-looking statements. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those contemplated by such statements. For example, actual results may be adversely affected by the following possibilities: (1) competitive pressure among depository institutions may increase; (2) changes in interest rates may reduce banking interest margins;
(3) general economic conditions an real estate values may be less favorable than contemplated; (4) adverse legislation or regulatory requirements may be adopted;
(5) the impact of the Year 2000 issue may be more significant than currently anticipated; (6) unexpected contingencies relating to Year 2000 compliance; and
(7) other unexpected contingencies may arise. Many of these factors are beyond DNB's ability to control or predict. Readers of this Form 10-Q are accordingly cautioned not to place undue reliance on forward-looking statements. DNB disclaims any intent or obligation to update publicly any of the forward-looking statements herein, whether in response to new information, future events or otherwise.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

                Not Applicable

ITEM 2.   CHANGES IN SECURITIES

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

                Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                Not Applicable

ITEM 5.   OTHER INFORMATION

     Shareholders of the Company are entitled to submit proposals on matters appropriate for shareholder action consistent with regulations of the Securities and Exchange Commission ("SEC") and the Company's bylaws. Should a shareholder wish to have a proposal considered for inclusion in the proxy statement for the Company's 1999 annual meeting, under Rule 14a-8 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such proposal must be received by the Company on or beofre November 24, 1998.

     In connection with the Company's 1999 annual meeting and pursuant to recently amended Rule 14a-4 under the Exchange Act, if the shareholder's notice is not received by the Company on or before February 4, 1999, the Company (through management proxy holders) may exercise discretionary voting authority when the proposal is raised at the annual meeting without any reference to the matter in the proxy statement.

     The above summary, which sets forth only the procedures by which business may be properly brought before and voted upon at the Company's annual meeting, is qualified in its entirety by reference to the Company's bylaws.

     All shareholder proposals and notices should be directed to the Company's Secretary at 4 Brandywine Avenue, Downingtown, PA 19335.

ITEM 6.
           (a)  EXHIBITS:

                Not Applicable

           (b)  REPORTS ON FORM 8-K

                Not Applicable

                                   SIGNATURES

     Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           DNB FINANCIAL CORPORATION
                                           (Registrant)



DATE:  November 14, 1998                   /S/ Henry F. Thorne
                                           Henry F. Thorne
                                           President and Chief Executive Officer



DATE:  November 14, 1998                   /S/ Bruce E. Moroney
                                           Bruce E. Moroney
                                           Chief Financial Officer