Form 10-K405
period 1998-12-31
DNB FINANCIAL CORP /PA/
filed 1999-03-29
CIK 713671

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT 1934

                   For the fiscal year ended December 31, 1998

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

           Securities registered pursuant to Section 12 (g) of the Act
                     Common stock, par value $1.00 per share
                                (Title of class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ] Yes [ ] No

     As of March 26, 1999, the aggregate market value of the 1,453,038 shares of Common Stock of the Registrant issued and outstanding on such date, excluding 187,496 shares beneficially owned by all directors and officers of the Registrant as a group, was approximately $43.2 million. This figure is based on the closing sales price of $29.75 per share of the Registrant's Common Stock on March 25, 1999.

        Number of shares of Common Stock outstanding as of March 26, 1999
                                    1,524,229

                       DOCUMENTS INCORPORATED BY REFERENCE
        Portions of the following documents are incorporated by reference

Parts I, III and IV - Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 1999. Parts II and IV - Annual Report to Stockholders for the Year Ended December 31, 1998.

                            DNB FINANCIAL CORPORATION

                                Table of Contents

Part I                                                                    Page
   Item 1.   Business                                                        3

   Item 2.   Properties                                                     10

   Item 3.   Legal Proceedings                                              11

   Item 4.   Submission of Matters to a Vote of Security Holders            11


Part II
   Item 5.   Market for Registrant's Common Equity and Related              11
             Stockholder Matters

   Item 6.   Selected Financial Data                                        11

   Item 7.   Management's Discussion and Analysis of Financial              11
             Condition and Results of Operations

   Item 7a.  Quantitative and Qualitative Disclosures About Market Risk     11

   Item 8.   Financial Statements Supplementary Data                        11

   Item 9.   Changes in and Disagreements with Accountants                  11
             on Accounting and Financial Disclosure


Part III
   Item 10.  Directors and Executive Officers of the Registrant             11

   Item 11.  Executive Compensation                                         12

   Item 12.  Security Ownership of Certain                                  12
             Beneficial Owners and Management

   Item 13.  Certain Relationships and Related Transactions                 12


Part IV
   Item 14.  Exhibits, Financial Statement Schedules, and

             Reports on Form 8-K                                            12

   Signatures                                                               14

                            DNB FINANCIAL CORPORATION
                                    FORM 10-K

                                     Part I

         Item 1.      Business

                                     General

                  DNB Financial Corporation (the "Registrant"), a Pennsylvania business corporation, is a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System (Federal Reserve Board). Registrant was incorporated on October 28, 1982 and commenced operations on July 1, 1983 upon consummation of the acquisition of all of the outstanding stock of The Downingtown National Bank (the "Bank"). Since commencing operations, Registrant's business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. Registrant has one wholly-owned subsidiary, the Bank. At December 31, 1998, Registrant had total consolidated assets, total liabilities and stockholders' equity of $265.4 million, $244.8 million, and $20.6 million, respectively.

                  The Bank was organized in 1861. The Bank is a national banking association that is a member of the Federal Reserve System, the deposits of which are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank, having six full service branch locations within Chester County, Pennsylvania, is a full service commercial bank providing a wide range of services to individuals and small to medium sized businesses in its southeastern Pennsylvania market area, including accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans. In addition, the Bank has one limited service branch and a full-service Trust and Investment Services Division. The Bank's subsidiary, Downco, Inc. was incorporated in December, 1995 for the purpose of acquiring and holding other real estate owned acquired through foreclosure or deed in lieu of foreclosure.

                  The Bank's legal headquarters are located at 4 Brandywine Avenue, Downingtown, Pennsylvania. As of December 31, 1998, the Bank had total assets of $265.4 million, total deposits of $225.4 million and total stockholders' equity of $20.6 million. The Bank's business is not seasonal in nature. Its deposits are insured by the FDIC to the extent provided by law. At December 31, 1998, the Bank had 77 full-time employees and 16 part-time employees.

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

                               Competition - Bank

                  The Bank encounters vigorous competition from a number of sources, including other commercial banks, thrift institutions, other financial institutions and financial intermediaries. In addition to commercial banks, federal and state savings and loan associations, savings banks, credit unions and industrial savings banks actively compete in the Bank's market area to provide a wide variety of banking services. Mortgage banking firms, real estate investment trusts, finance companies, insurance companies, leasing companies and brokerage companies, financial affiliates of industrial companies and certain government agencies provide additional competition for loans and for certain financial services. The Bank also currently competes for interest-bearing funds with a number of other financial intermediaries which offer a diverse range of investment alternatives, including brokerage firms and mutual funds.

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

                            Bank Holding Company Act

                  The Bank Holding Company Act requires a "company" (including the Registrant) to secure the prior approval of the Federal Reserve Board before it owns or controls, directly or indirectly, more than five percent (5%) of the voting shares or substantially all of the assets of any bank. It also prohibits acquisition by any "company" (including the Registrant) of more than five percent (5%) of the voting shares of, or interest in, or all or substantially all of the assets of, any bank located outside of the state in which a current bank subsidiary is located unless such acquisition is specifically authorized by laws of the state in which such bank is located. A "bank holding company" (including the Registrant) is prohibited from engaging in or acquiring direct or indirect control of more than five percent (5%) of the voting shares of any company engaged in non-banking activities unless the Federal Reserve Board, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making this determination, the Federal Reserve Board considers whether the performance of these activities by a bank holding company would offer benefits to the public that outweigh possible adverse effects. Applications under the Bank Holding Company Act and the Change in Control Act are subject to review, based upon the record of compliance of the applicant with the Community Reinvestment Act of 1977 ("CRA"). See further discussion below.

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

                  The Bank is in compliance with each of these capital rules, and as of December 31, 1998 the required ratios and the Bank's actual ratios are as follows:

          Capital Rule                         Required Ratio                 Bank's Ratio                Excess
         Tier 1 Risk-Based Capital                  4.00%                         11.08%                   7.08%
         Total (Tiers 1 and 2)
               Risk-Based Capital                   8.00                          12.35                    4.35
         Leverage Ratio                             4.00                           7.92                    3.92

                  On the basis of an analysis of the rules and the projected composition of the Registrant's consolidated assets and the risks presented by the Bank's activities, it is not expected that the foregoing capital rules will have a material effect on the Registrant's business and capital plans.

                  Deposit Insurance Assessments. All Federally insured depository institutions pay special assessments toward the funding of interest payments on FICO bonds which were issued in 1989 to fund the savings and loan bailout. The special assessments, which were effective for periods commencing January 1, 1997, are calculated on a deposit-by-deposit basis and differs depending upon whether a deposit is insured by SAIF or BIF. Currently, the special assessment rates are
         6.1 basis points on all SAIF-assessable deposits, and 20% of that rate, or approximately 1.2 basis points, on all BIF-assessable deposits, regardless of whether an institution is a "bank", a "savings association". After December 31, 1999 (or when the last savings association ceases to exist, if earlier), all assessable deposits at all institutions will be assessed at the same rates in order to pay FICO bond interest.

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

                  For the capital measure, institutions are assigned semiannually to one of three capital groups according to their levels of supervisory capital as reported on their Call Reports: "well capitalized" (group 1), "adequately capitalized" (group 2) and "undercapitalized" (group 3). The capital ratio standards for classifying an institution in one of these three groups are total risk-based capital ratio (10 percent or greater for group 1, and between 8 and 10 percent for group 2), the Tier 1 risk-based capital ratio (6 percent or greater for group 1, and between 4 and 6 percent for group 2), and the leverage capital ratio (5 percent or greater for group 1, between 4 and 5 percent for group 2). Management believes that the Bank has met the definition of "well capitalized" for regulatory purposes on December 31, 1998 and thereafter.

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

                  The following table sets forth the current BIF assessment rates by capital group and supervisory risk subgroup (with no minimum assessment amount):

                                                  Supervisory subgroup
                      Capital Group              A            B          C
                      -------------             --------------------------
                            1                    0            3         17
                            2                    3           10         24
                            3                   10           24         27

                  Interstate Banking - Federal law permits interstate bank mergers and acquisitions. Limited branch purchases are still subject to state laws. Pennsylvania law permits out-of-state banking institutions to establish branches in Pennsylvania with the approval of the Pennsylvania Banking Department, provided the law of the state where the banking institution is located would permit a Pennsylvania banking institution to establish and maintain a branch in that state on substantially similar terms and conditions. It also permits Pennsylvania banking institutions to maintain branches in other states. Bank management anticipates that interstate banking will continue to increase competitive pressures in the Bank's market by permitting entry of additional competitors, but management is of the opinion that this will not have a material impact upon the anticipated results of operations of the Bank.

                  Under the Bank Secrecy Act ("BSA"), the Bank is required to report to the Internal Revenue Service, currency transactions of more than $10,000 or multiple transactions of which the Bank is aware in any one day that aggregate in excess of $10,000. Civil and criminal penalties are provided under the BSA for failure to file a required report, for failure to supply information required by the BSA or for filing a false or fraudulent report.

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

         Item 2.  Properties

                  The main office of the Bank is located at 4 Brandywine Avenue, Downingtown, Pennsylvania 19335. The Registrant's registered office is also at this location. The Registrant pays no rent or other form of consideration for the use of the Bank's main office as its principal executive office. The Bank also has an operations center located at 104 Brandywine Avenue, Downingtown. With the exception of its limited service office at Tel Hai, which it leases, the Bank owns all of its existing branches as described below which had a net book value of $2.9 million including leasehold improvements at December 31, 1998.

                  The bank has six full service branch offices located in Chester County, Pennsylvania. They are: Little Washington Office (Intersection of Route 322 and Little Washington Road, Downingtown), East End Office (701 East Lancaster Avenue, Downingtown), Lionville Office (Intersection of Route 100 and Welsh Pool Road, Exton), Ludwig's Corner Office (Intersection of Routes 100 and 401, Uwchland), Caln Office (1835 East Lincoln Highway, Coatesville). The Bank also has a limited service office at Tel Hai Retirement Community (Beaver Dam Road, Honey Brook). In addition, the Bank is purchasing a branch office with $9.5 million of deposits from Keystone Financial Bank, NA, a subsidiary of Keystone Financial, Inc., Harrisburg, PA. The branch facility is located at 215 East Cypress Street in Kennett Square, PA and the Purchase and Assumption is anticipated to be complete by March 27, 1999. The Bank has also received OCC approval for a de novo full service office at 1115 West Chester

         Pike, West Chester, PA. The Bank anticipates a second quarter 1999 opening of this leased facility. The Bank also anticipates opening a branch, subject to regulatory approval and the signing of a final lease in Exton, PA during the third quarter of 2000.

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

                                     Part II


         Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

                  The information required herein is incorporated by reference in the Registrant's Annual Report to Stockholders ("Annual Report") for the fiscal year ended December 31, 1998 at page 20 filed as Exhibit 13.

         Item 6.  Selected Financial Data

                  The information required herein is incorporated by reference in the Registrant's Annual Report for the year ended December 31, 1998 at page 1 filed as Exhibit 13.

         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  The information required herein is incorporated by reference in the Registrant's Annual Report for the year ended December 31, 1998 from pages 4 to 20 filed as Exhibit 13.

         Item 7a. Quantitative and Qualitative Disclosures About Market Risk

                  The information required by this item is incorporated herein by reference to pages 16 and 17 of Registrant's 1998 Annual Report to Shareholders attached to this filing as Exhibit 13.

         Item 8.  Financial Statements and Supplementary Data

                  The information required herein is incorporated by reference in the Registrant's Annual Report for the year ended December 31, 1998 from pages 22 to 41 filed as Exhibit 13.

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


                                     Part IV

         Item 14. Exhibits,  Financial Statement Schedules,  and Reports on Form
                  8-K
                  (A)  Documents filed as part of this report

                    (1.) The Annual Report to Stockholders of the Registrant for
                         the year ended December 31, 1998.

                    (2.) All  schedules   are  omitted   because  they  are  not
                         applicable or the required information is shown in the financial statements or notes thereto.

                    (3.) Exhibits, pursuant to Item 601 of Regulation S-K.

         Exhibit Number Referred to
         Item 601 of Regulation S-K            Description of Exhibit
         --------------------------            ----------------------

                     3.1                       Articles of Incorporation filed on March 31, 1989, at
                                               Exhibit 3.1 to Form 10-K for the fiscal year ended
                                               December 31, 1988 (No. 0-16667) and hereby
                                               incorporated by reference

                     3.2                       Amended By-laws of the Registrant filed on January 8,
                                               1990, at Item 7C to Form 8-K, date of report,
                                               January 3, 1990 (No. 0-16667) and hereby
                                               incorporated by reference

                     3.3                       Amended Articles of Incorporation filed on May 2, 1990,
                                               at Item 7C to Form 8-K, date of report, April 26, 1990
                                               (No. 0-16667) and hereby incorporated by reference.

                     3.4                       Amended by-laws of the Registrant filed on July 20,
                                               1990, at Item 7C to Form 8-K, date of report July 18,
                                               1990 (No. 0-16667) and hereby incorporated by reference

                     3.5                       Amended Articles of Incorporation of the
                                               Registrant effective May 18, 1998

                     10.1                      Employment agreement between Downingtown National
                                               Bank and Henry F. Thorne dated December 31, 1996

                     10.2                      Form of Change of Control Agreements dated
                                               May 5, 1998 between DNB Financial Corporation
                                               and Downingtown National Bank and the following
                                               executive officers:     Richard L. Bergey; Ronald K.
                                               Dankanich; J. William Erb; Eileen M. Knott; Bruce E.
                                               Moroney and Joseph M. Stauffer

                     10.3                      One branch purchase and assumption agreement between
                                               Keystone Financial Bank, NA as Seller and Downingtown
                                               National Bank as Purchaser as of January 6, 1998 - 215
                                               East Cypress Street, Kennett Square, Chester County, PA

                     11                        Statement of Computation of earnings per share,
                                               reference footnote #10 in Annual Report of the
                                               Registrant for the year ended December 31, 1998

                     13                        Annual Report to Stockholders for the year ended
                                               December 31, 1998 (This document shall be deemed to have
                                               been "Filed" only to the extent of the material
                                               incorporated herein by reference)

                     21                        List of Subsidiaries

                     22                        Proxy Statement for the Annual Meeting of Stockholders
                                               to be held April 27, 1999 and hereby incorporated by
                                               reference

                     23                        Consent of KPMG LLP, Independent Auditors

                     27                        Financial Data Schedule


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

                                              DNB FINANCIAL CORPORATION

         March 23, 1999
                                              BY: /s/ Henry F. Thorne
                                              Henry F. Thorne, President and
                                              Chief Executive Officer


                Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons and on behalf of the Registrant and in the capacities and on the dates indicated.


         /s/ Henry F. Thorne                                    March 23, 1999
         -------------------------------------
         Henry F. Thorne, President,
         Chief Executive Officer and Director

         /s/ Bruce E. Moroney                                   March 23, 1999
         -------------------------------------
         Bruce E. Moroney
         Chief Financial Officer
         (Principal Accounting Officer)

         /s/ Robert J. Charles                                  March 23, 1999
         -------------------------------------
         Robert J. Charles
         Chairman of the Board

         /s/ Vernon J. Jameson                                  March 23, 1999
         -------------------------------------
         Vernon J. Jameson
         Vice-Chairman of the Board

         /s/ Thomas R. Greenleaf                                March 23, 1999
         -------------------------------------
         Thomas R. Greenleaf
         Director

         /s/ William S. Latoff                                  March 23, 1999
         -------------------------------------
         William S. Latoff
         Director

         /s/ Joseph G. Riper                                    March 23, 1999
         -------------------------------------
         Joseph G. Riper
         Director

         /s/Louis N. Teti                                       March 23, 1999
         -------------------------------------
         Louis N. Teti
         Director

         /s/James H. Thornton                                   March 23, 1999
         -------------------------------------
         James H. Thornton
         Director