Form 10-Q
period 1999-03-31
DNB FINANCIAL CORP /PA/
filed 1999-05-13
CIK 713671

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
             FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1999
                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

                   [X] Yes                   [    ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   COMMON STOCK ($1.00 PAR VALUE)                             1,524,229
              (Class)                               (Shares Outstanding as of
                                                            May 13, 1999)
--------------------------------------------------------------------------------

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY

                                      INDEX

PART  I - FINANCIAL INFORMATION                                        PAGE NO.

ITEM 1.       FINANCIAL STATEMENTS:

     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
     March 31, 1999 and December 31, 1998                                    3

     CONSOLIDATED STATEMENTS OF OPERATIONS
     Three Months Ended March 31, 1999 and 1998                              4

     CONSOLIDATED STATEMENTS OF CASH FLOWS
     Three Months Ended March 31, 1999 and 1998                              5

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     March 31, 1999 and December 31, 1998                                    6

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  8

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS                                             18

ITEM 2.       CHANGE IN SECURITIES                                          18

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                               18

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF                            18
              SECURITY HOLDERS

ITEM 5.       OTHER INFORMATION                                             19

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                              19

SIGNATURES                                                                  20

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                                                             MARCH 31,       DECEMBER 31,
                                                                                               1999             1998
                                                                                          -------------    -------------
ASSETS
Cash and due from banks ...............................................................   $  13,527,438    $  13,660,149
Federal funds sold ....................................................................       8,436,000        6,171,000
                                                                                          -------------    -------------
Total cash and cash equivalents .......................................................      21,963,438       19,831,149
                                                                                          -------------    -------------
Investment securities available for sale, at market value .............................      48,523,628       45,519,420
Investment securities (market value $46,847,339 in 1999 and $47,528,269 in 1998).......      46,848,451       47,380,404
Loans, net of unearned income .........................................................     153,730,867      148,725,716
  Allowance for loan losses ...........................................................      (5,226,011)      (5,204,869)
                                                                                          -------------    -------------
Net loans .............................................................................     148,504,856      143,520,847
                                                                                          -------------    -------------
Office property and equipment .........................................................       4,725,101        4,558,811
Accrued interest receivable ...........................................................       1,792,707        1,670,123
Other real estate owned ...............................................................         191,851          138,775
Deferred income taxes .................................................................       1,208,626        1,037,415
Other assets ..........................................................................       2,708,666        1,761,487
                                                                                          -------------    -------------
Total assets ..........................................................................   $ 276,467,324    $ 265,418,431
                                                                                          =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Non-interest-bearing deposits .........................................................   $  30,139,665    $  30,001,051
Interest-bearing deposits:
   NOW ................................................................................      37,056,457       37,074,977
   Money market .......................................................................      38,550,073       32,582,044
   Savings ............................................................................      31,428,016       28,321,246
   Time ...............................................................................      98,672,052       97,394,014
                                                                                          -------------    -------------
Total deposits ........................................................................     235,846,263      225,373,332
                                                                                          -------------    -------------
Federal Home Loan Bank advances .......................................................      18,000,000       18,000,000
Accrued interest payable ..............................................................         937,558          902,009
Other liabilities .....................................................................       1,010,386          536,872
                                                                                          -------------    -------------
Total liabilities .....................................................................     255,794,207      244,812,213
                                                                                          -------------    -------------
STOCKHOLDERS' EQUITY
Preferred stock, $10.00 par value;
   1,000,000 shares authorized; none issued ...........................................              --               --
Common stock, $1.00 par value;
   10,000,000 shares authorized; 1,524,229
   issued and outstanding, respectively ...............................................       1,524,229        1,524,229
Surplus ...............................................................................      17,104,817       17,104,817
Retained earnings .....................................................................       2,353,818        1,924,803
Accumulated other comprehensive (loss) income .........................................        (309,747)          52,369
                                                                                          -------------    -------------
Total stockholders' equity ............................................................      20,673,117       20,606,218
                                                                                          -------------    -------------
Total liabilities and stockholders' equity ............................................   $ 276,467,324    $ 265,418,431
                                                                                          =============    =============

See accompanying notes to consolidated financial statements.

 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                               THREE MONTHS ENDED MARCH 31
                                                                               ---------------------------
                                                                                    1999          1998
                                                                               ------------   ------------
Interest and fees on loans ...................................................   $3,124,731     $2,862,993
Interest on investment securities:
  Taxable ....................................................................    1,423,966      1,119,693
  Exempt from Federal taxes ..................................................      104,057             --
Interest on Federal funds sold ...............................................       44,422        180,981
                                                                               ------------   ------------
Total interest income ........................................................    4,697,176      4,163,667
                                                                               ------------   ------------
INTEREST EXPENSE:
Interest on time deposits ....................................................    1,299,128      1,250,157
Interest on NOW, money market and savings ....................................      691,955        557,834
Interest on repurchase agreements ............................................           --            673
Interest on FHLB advances ....................................................      228,466         38,170
                                                                               ------------   ------------
Total interest expense .......................................................    2,219,549      1,846,834
                                                                               ------------   ------------
Net interest income ..........................................................    2,477,627      2,316,833
Provision for loan losses ....................................................           --             --
                                                                               ------------   ------------
Net interest income after provision for loan losses ..........................    2,477,627      2,316,833
                                                                               ------------   ------------
NON-INTEREST INCOME:
Service charges ..............................................................      129,599        114,345
Trust income .................................................................       82,341        133,929
Other ........................................................................      154,972         90,020
                                                                               ------------   ------------
Total non-interest income ....................................................      366,912        338,294
                                                                               ------------   ------------
NON-INTEREST EXPENSE:
Salaries and employee benefits ...............................................    1,023,581      1,078,279
Furniture and equipment ......................................................      213,073        148,974
Occupancy ....................................................................      121,669        100,113
Professional and consulting ..................................................       95,850         68,980
Printing and supplies ........................................................       63,831         57,463
Advertising and marketing ....................................................       88,360         44,898
Other ........................................................................      320,010        255,414
                                                                               ------------   ------------
Total non-interest expense ...................................................    1,926,374      1,754,121
                                                                               ------------   ------------
Income before income taxes ...................................................      918,165        901,006
Income tax expense ...........................................................      291,000        250,000
                                                                               ------------   ------------
NET INCOME ...................................................................   $  627,165     $  651,006
                                                                               ============   ============
EARNINGS PER SHARE:
Basic ........................................................................   $     0.41     $     0.43
Diluted ......................................................................         0.40           0.41
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: ........................
Basic ........................................................................    1,524,229      1,523,942
Diluted ......................................................................    1,574,725      1,576,236
CASH DIVIDENDS PER SHARE .....................................................   $     0.13     $     0.12

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        THREE MONTHS ENDED MARCH 31
                                                                                                        ---------------------------
                                                                                                            1999            1998
                                                                                                        -----------     -----------
Cash Flows From Operating Activities:
Net income ...........................................................................................  $   627,165     $   651,006
Adjustments to reconcile net income to net cash provided
  by operating activities:
Depreciation, amortization and accretion, net ........................................................      178,223         135,499
Gain on sale of OREO .................................................................................      (45,811)             --
Increase (decrease) in interest receivable ...........................................................     (122,584)        207,434
Increase in other assets .............................................................................     (947,179)       (363,344)
Increase in interest payable .........................................................................       35,549          33,239
Increase in current taxes payable ....................................................................      233,871         225,000
Increase (decrease) in other liabilities .............................................................      239,643        (448,698)
                                                                                                        -----------     -----------
Net Cash Provided By Operating Activities ............................................................      198,877         440,136
                                                                                                        -----------     -----------

Cash Flows From Investing Activities:
Proceeds from maturities & paydowns of AFS securities ................................................    1,059,210       5,161,578
Proceeds from maturities & paydowns of HTM securities ................................................    1,502,943       7,698,599
Purchase of AFS securities ...........................................................................   (4,606,240)     (6,457,813)
Purchase of HTM securities ...........................................................................   (1,000,000)     (8,591,966)
Net increase in loans ................................................................................   (5,092,501)     (2,248,853)
Proceeds from sale of OREO ...........................................................................      101,227              --
Purchase of bank property and equipment ..............................................................     (306,008)        (56,863)
                                                                                                        -----------     -----------
Net Cash Used By Investing Activities ................................................................   (8,341,369)     (4,495,318)
                                                                                                        -----------     -----------

Cash Flows From Financing Activities:
Net increase in deposits .............................................................................   10,472,931       1,615,461
Increase in FHLB advances ............................................................................           --       5,000,000
Dividends paid .......................................................................................     (198,150)       (174,199)
Proceeds form issuance of common stock ...............................................................           --           2,949
                                                                                                        -----------     -----------
Net Cash Provided By Financing Activities ............................................................   10,274,781       6,444,211
                                                                                                        -----------     -----------
Net Change in Cash and Cash Equivalents ..............................................................    2,132,289       2,389,029
Cash and Cash Equivalents at Beginning of Period .....................................................   19,831,149      23,392,007
                                                                                                        -----------     -----------
Cash and Cash Equivalents at End of Period ........................................................... $ 21,963,438    $ 25,781,036
                                                                                                        ===========     ===========

Supplemental Disclosure Of Cash Flow Information:
Cash paid during the period for:
Interest ............................................................................................. $  2,184,000    $  1,813,595
Taxes ................................................................................................      360,000         360,000
Supplemental Disclosure Of Non-Cash Flow Information:
Transfer of loans to OREO ............................................................................ $    108,492    $    171,035

See accompanying notes to consolidated financial statements.

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:   BASIS OF PRESENTATION AND RESTATEMENT

     The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, Downingtown National Bank (the "Bank"), have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior period amounts not affecting net income are reclassified when necessary to conform with current year classifications. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 1998.

NOTE 2: EARNINGS PER SHARE (EPS)

     Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur from the conversion of common stock equivalents and is computed using the treasury stock method. Earnings per share, dividends per share and weighted average shares outstanding have been adjusted to reflect the effects of the 5% stock dividend paid in December 1998. Net income and weighted average number of shares outstanding for basic and diluted EPS for the three months ended March 31, 1999 and 1998 are reconciled as follows:

                                                                1999                                 1998
                                                   -----------------------------       ----------------------------
                                                    Income     Shares     Amount        Income      Shares   Amount
BASIC EPS:                                         -----------------------------       ----------------------------
Income available to common stockholders ........   $627,165   1,524,229   $0.41        $651,006   1,523,942   $0.43
Effect of dilutive common stock equivalents-
     stock options .............................         --      50,496    0.01              --      52,294    0.02
                                                   --------   ---------   -----        --------   ---------   -----
DILUTED EPS ....................................   $627,165   1,574,725   $0.40        $651,006   1,576,236   $0.41
                                                   ========   =========   =====        ========   =========   =====


NOTE 3:   COMPREHENSIVE INCOME

     Comprehensive income includes all changes in stockholders' equity during the period, except those resulting from investments by owners and distributions to owners. DNB's comprehensive income for the three months ended March 31, 1999 and 1998 was $265,049 and $633,612 and consisted of net income and other comprehensive income relating to the change in unrealized losses on investment securities available for sale, as shown in the following table:


                                                    1999         1998
                                                 ---------    ---------
COMPREHENSIVE  INCOME:
Net income ...................................   $ 627,165    $ 651,006
Other comprehensive  income, net of tax,
  relating to unrealized losses on investments    (362,116)     (17,394)
                                                 ---------    ---------
Total comprehensive income ...................   $ 265,049    $ 633,612
                                                 =========    =========


NOTE 4:   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and those used for hedging activities, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 generally provides for matching of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, so long as the hedge is effective. Prospective application of SFAS No. 133 is required for all fiscal years beginning after June 15, 1999, however earlier application is permitted. DNB has not yet determined the impact, if any, of this statement, including its provisions for the potential reclassifications of investment securities, on operations, financial condition and equity and comprehensive income. However, DNB currently has no derivatives covered by this statement and currently conducts no hedging activities.

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL CONDITION

     DNB's total assets were $276.5 million at March 31, 1999 compared to $265.4 million at December 31, 1998. Total loans, net of unearned income, increased $5.0 million or 3% to $153.7 million from $148.7 million at December 31, 1998. Total investment securities (AFS and HTM) increased $2.5 million or 3% to $95.4 million from $92.9 million at December 31, 1998, while Federal funds sold increased $2.3 million to $8.4 million at March 31, 1999. These increases were funded from deposits at our new Kennett Square branch, which was purchased from Keystone Financial Bank on March 27, 1999. Other assets increased $947,000 or 54% to $2.7 million at March 31, 1999. The increase in this category resulted from the intangible asset recognized on the branch purchase, as well as an increase in prepaid expenses relating to annual equipment maintenance contracts.

     Deposits at March 31, 1999 totaled $235.8 million, compared to $225.4 million at December 31, 1998. $9.1 million of the increase was attributable to the new branch purchase from Keystone. Total borrowings at March 31, 1999 were $18.0 million, unchanged from December 31, 1998.

     At March 31, 1999, total stockholders' equity was $20.7 million or $13.56 per share, compared to $20.6 million or $13.52 per share at December 31, 1998. The increase in stockholders' equity was the result of net income of $627,000 for the three months ended March 31, 1999, offset by dividends paid of approximately $198,000 or $0.13 per share and change in the fair market value of available-for-sale investment securities.

RESULTS OF OPERATIONS

NET INTEREST INCOME

     DNB's earnings performance is primarily dependent upon its level of net interest income, which is the excess of interest revenue over interest expense. Interest revenue includes interest earned on loans (net of interest reversals on non-performing loans), investments, Federal funds sold and interest-earning cash, as well as loan fees and dividend income. Interest expense includes interest cost for deposits, Federal funds purchased, Federal Home Loan Bank advances, and other borrowings.

     Net interest income, on a taxable equivalent basis, increased $208,000 or 9% to $2.5 million for the three month period ended March 31, 1999. As shown in the following table, the increase in net interest income for the three month period ended March 31, 1999 was attributable to the positive effects of volume changes partially offset by the negative effects of rate changes. There was a $395,000 net benefit from changes in volume due largely to increased loans and investments, offset by significant increases in average deposits and borrowings. The negative impact from rate changes was largely attributable to lower yields on all interest-earning assets, which repriced more rapidly than interest-bearing liabilities.

     The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended March 31, 1999 compared to the three months ended March 31, 1998 (tax-exempt yields have been adjusted to a tax equivalent basis using a 34% tax rate). For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (i) changes in rate (change in rate multiplied by old volume) and (ii) changes in volume (change in volume multiplied by old rate). The net change attributable to the combined impact of rate and volume has been allocated proportionately to the change due to rate and the change due to volume.


                                  Three Months Ended March 31, 1999
                                          Compared to 1998
                                  ---------------------------------
                                     Increase (Decrease) Due to
                                  ---------------------------------
                                    Rate        Volume      Total
                                  --------     --------    --------

(Dollars in thousands)
Interest-earning assets:
Loans ..........................   (138)         400         262
Investment securities-taxable ..    (51)         356         305
Investment securities-tax-exempt     --          151         151
Federal funds sold .............    (27)        (110)       (137)
                                   -----        -----       -----
Total ..........................   (216)         797         581
Interest-bearing liabilities:
Time deposits ..................    (47)          96          49
Savings deposits ...............     17          117         134
Other borrowings ...............      1          189         190
                                   -----        -----       -----
Total ..........................    (29)         402         373
                                   -----        -----       -----
Net Interest Income ............   (187)         395         208
                                   =====        =====       =====


PROVISION FOR LOAN LOSSES

     To provide for potential losses in the loan portfolio, DNB maintains an allowance for loan losses. To maintain an adequate allowance, management charges the provision for loan losses against income. Loan losses are charged directly against the allowance and recoveries on previously charged-off loans are added to the allowance. In establishing its allowance for loan losses, management considers the size and risk exposure of each segment of the loan portfolio, past loss experience, present indicators of risk such as delinquency rates, levels of nonaccruals, the potential for losses in future periods, and other relevant factors. Management's evaluation of the loan portfolio generally includes reviews, on a sample basis, of individual borrowers regardless of size and reviews of problem borrowers of $100,000 or greater. Consideration is also given to examinations performed by regulatory agencies, primarily the Office of the Comptroller of the Currency ("OCC"). The provisions are based on management's review of the economy, interest rates, general market conditions, estimates of the fair value of collateral, financial strength and ability of the borrowers and guarantors to pay, and considerations regarding the current and anticipated operating or sales environment. These estimates are particularly susceptible to change and may result in a material adjustment to the allowance. While management uses the latest information available to make its evaluation of the adequacy of the allowance, future adjustments may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

     There were no provisions made during the three months ended March 31, 1999, since management determined the allowance for loan losses was adequate based on its analysis and the level of net charge-offs/recoveries compared to the total allowance. Net loan recoveries were $21,000 for the three months ended March 31, 1999, compared to net loan charge-offs of $76,000 for the year ended December 31, 1998 and net loan charge-offs of $181,000 for the three months ended March 31, 1998. The percentage of net recoveries/(charge-offs) to total average loans was .01%, (.06%) and (.14%) for the same periods, respectively. Another measure of the adequacy of the allowance is the coverage ratio of the allowance to non-performing loans, which was 179% at March 31, 1999. In addition, the ratio of non-performing loans to total loans has steadily declined and was 1.9% at March 31, 1999.

     The following table summarizes the changes in the allowance for loan losses for the periods indicated. Real estate includes both residential and commercial real estate.

                                               3 Months     Year    3 Months
                                                 Ended      Ended     Ended
(Dollars in thousands)                          3/31/99   12/31/98   3/31/98
----------------------                         --------   --------   -------

Beginning Balance ...........................  $ 5,205    $ 5,281    $ 5,281
Provisions ..................................       --         --         --
Loans charged off:
       Real estate ..........................       --        (59)       (59)
       Commercial ...........................       --       (233)       129
       Consumer .............................       (4)       (11)        --
                                               -------    -------    -------
           Total charged off ................       (4)      (303)      (188)
Recoveries:
       Real estate ..........................       --        144         --
       Commercial ...........................        1         71          4
       Consumer .............................       24         12          3
                                               -------    -------    -------
           Total recoveries .................       25        227          7
                                               -------    -------    -------
Net recoveries (charge-offs) ................       21        (76)      (181)
                                               -------    -------    -------
Ending Balance ..............................  $ 5,226    $ 5,205    $ 5,100
                                               =======    =======    =======

NON-INTEREST INCOME

     Total non-interest income includes service charges on deposit products; fees received by DNB's Investment Services and Trust Division; and other sources of income such as net gains on sales of investment securities and other real estate owned ("OREO") properties, fees for cash management, safe deposit box rentals, issuing travelers' checks and money orders, check cashing, lock box services and similar activities.

     For the three month period ended March 31, 1999, non-interest income was $367,000, compared to $338,000 for the same three month period in 1998. The improvement in non-interest income can be attributed to significant increases in other income, largely offset by a reduction in trust income over the prior year. Service charge income also increased modestly.

     Service charge income for the three months ended March 31, 1999 was $130,000 compared to $114,000 for the same period in 1998. NSF fees, cycle charges and business analysis charges increased due to an increase in the volume of deposit accounts.

     Trust income for the three months ended March 31, 1999 was $82,000 compared to $134,000 for the same period in 1998. The decrease in Trust income was due primarily to a higher number of estate settlements in the first quarter of 1998, compared to the same period in 1999.

     Other non-interest income rose $65,000 or 72% to $155,000 for the three months ended March 31, 1999, from $90,000 for the same period in 1998. $46,000 of the increase was attributable to gains on sale of OREO properties.

NON-INTEREST EXPENSE

     Non-interest expense includes salaries & employee benefits, furniture & equipment, occupancy, professional & consulting fees as well as advertising & marketing, printing & supplies, and other less significant expense items. Management remains committed to controlling non-interest expenses through training and awareness of improved operating procedures.

     Overall, non-interest expenses increased $172,000 for the three months ended March 31, 1999, compared to the same period in 1998. The increase for the three month period resulted from higher levels of all non-interest expense items, except for salaries & employee benefits.

     Salaries & employee benefits decreased $55,000 or 5% to $1,024,000 for the three months ended March 31, 1999 compared to $1,078,000 for the same period in 1998. The decrease in this category reflects fewer full-time equivalent employees in 1999.

     Furniture & equipment and occupancy expense increased $65,000 and $22,000, respectively, for the three months ended March 31, 1999, compared to the same period in 1998. The increase in furniture & fixtures expense was caused by higher levels of depreciation and maintenance costs related to the new equipment purchased at the end of last year to upgrade DNB's customer service and back office processing. The increase in occupancy expense was due to primarily costs incurred during the first quarter of 1999 for salting and snow removal.

     Advertising & marketing expense increased $43,000 to $88,000 for the three months ended March 31, 1999 compared to $45,000 for the same period in 1998. Advertising & marketing expenditures have increased to include marketing for new products and services, such as Direct Checking, Premier Money Market, and Home Power equity loans, as well as expanded Investment Services and Trust Division.

     Other non-interest expenses increased $65,000 to $320,000 for the three months ended March 31, 1999 compared to $255,000 for the same period in 1998. The increase was due to higher levels of postage, appraisal, telephone/fax, and other routine expenditures. The overall increase reflects DNB's current branch expansion efforts, and its commitment to service and technology.

INCOME TAXES

     Income tax expense was $291,000 for the three months ended March 31, 1999 and $250,000 for the three months ended March 31, 1998. The rates used for income taxes for both periods were less than the statutory rate due to levels of tax-exempt interest income.

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



                                                                         March 31               Dec. 31         March 31
(Dollars in thousands)                                                     1999                  1998             1998
----------------------                                                   --------               -------         --------

Nonaccrual Loans:
     Residential mortgage .............................                $     219              $   250            $  259
     Commercial mortgage ..............................                      954                1,063               920
     Commercial .......................................                      927                  990               923
     Consumer .........................................                      126                  114               100
                                                                          ------               ------            ------
Total nonaccrual loans ................................                    2,226                2,417             2,202
Loans 90 days past due and still accruing .............                      693                  699               161
                                                                          ------               ------            ------
Total non-performing loans ............................                    2,919                3,116             2,363
Other real estate owned ...............................                      192                  139               402
                                                                          ------               ------            ------
Total non-performing assets ...........................                   $3,111               $3,255            $2,675
                                                                          ======               ======            ======
ASSET QUALITY RATIOS:
Non-performing Loans/Total Loans ......................                      1.9%                 2.1%              1.8%
Non-performing Assets/Total Loans and OREO ............                      2.0                  2.2               2.1
Allowance for Loan & Lease Losses/Total Loans .........                      3.4                  3.5               3.9
Allowance for Loan & Lease Losses/Total Loans and OREO                       3.4                  3.5               3.8
Allowance for Loan & Lease Losses/Non-performing Assets                    168.0                159.9             184.5
Allowance for Loan & Lease Losses/Non-performing Loans                     179.0                167.0             215.8

     If interest income had been recorded on nonaccrual loans and trouble debt restructurings, interest would have been increased as shown in the following table:


                                                 3 Months   Year   3 Months
                                                   Ended   Ended    Ended

(Dollars in thousands) .......................   3/31/99  12/31/98  3/31/98
                                                 -------  --------  -------

Interest income which would have been recorded
       under original terms ..................   $  43    $ 194    $  45
Interest income recorded during the period ...      (2)     (92)     (23)
                                                 -----    -----    -----
Net impact on interest income ................   $  41    $ 102    $  22
                                                 =====    =====    =====

     As of March 31, 1999, DNB had impaired loans with a total recorded investment of $1.4 million and an average recorded investment for the three month period ended March 31, 1999 of $1.5 million. As of March 31, 1999, there were no impaired loans for which a related allowance for credit losses is necessary. Total cash collected on impaired loans was credited to the outstanding principal balance in the amount of $42,000 during the three months ended March 31, 1999. No interest income was recorded on such loans.

     As of December 31, 1998, DNB had impaired loans with a total recorded investment of $1.7 million and an average recorded investment for the year ended December 31, 1998 of $1.6 million. As of December 31, 1998, there were no impaired loans for which a related allowance for credit losses is necessary. Total cash collected on impaired loans was credited to the outstanding principal balance in the amount of $31,000 during the three months ended March 31,1998. No interest income was recorded on such loans.

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

     At March 31, 1999 DNB has $10.3 million in commitments to fund commercial real estate, construction and land development. In addition, DNB had commitments to fund $2.2 million in home equity lines of credit and $10.7 million in other unused commitments. Management anticipates the majority of these commitments will be funded by means of normal cash flows. In addition, $57.4 million of certificates of deposit at DNB are scheduled to mature during the nine months ending December 31, 1999. Management believes that the majority of such deposits will be reinvested with DNB.

     Stockholders' equity increased to $20 million at March 31, 1999 as a result of the $627,000 profit reported for the three months then ended and after dividends paid totaling approximately $198,000. Management believes that the Bank is adequately capitalized and as a result of the Bank's common equity position, the Bank's risk-based capital ratios exceed the 1999 regulatory required minimums. The following table summarizes data and ratios pertaining to the Bank's capital structure.

(Dollars in thousands)                              March 31, 1999
----------------------                              --------------

Tier I Capital ..................................     $   20,248
Tier II Capital .................................          2,402
                                                      ----------
Total Capital ...................................     $   22,650
                                                      ----------

                                        Required      Current        Excess
                                        --------      -------        ------
Leverage .............................    4.00%         7.68%         3.68%
Tier I ...............................    4.00         10.83          6.83
Risk-based ...........................    8.00         12.12          4.12

     In addition, the Federal Reserve Bank (the "FRB") leverage ratio rules require bank holding companies to maintain a minimum level of "primary capital" to total assets of 5.5% and a minimum level of "total capital" to total assets of 6%. For this purpose, (i) "primary capital" includes, among other items, common stock, contingency and other capital reserves, and the allowance for possible loan losses, (ii) "total capital" includes, among other things, certain subordinated debt, and "total assets" is increased by the allowance for possible loan losses. DNB's primary capital ratio and its total capital ratio are both 9.3%, well in excess of FRB requirements.

REGULATORY MATTERS

     Dividends payable to the Corporation by the Bank are subject to certain regulatory limitations. Under normal circumstances, the payment of dividends in any year without regulatory permission is limited to the net profits (as defined for regulatory purposes) for that year, plus the retained net profits for the preceding two calendar years.

YEAR 2000 READINESS DISCLOSURE

     Year 2000 issues arise from a concern that certain information systems and automated equipment will be unable to recognize and process properly date-related information after December 31, 1999. If not corrected, these system and equipment failures could produce inaccurate or unpredictable results causing disruptions of normal business operations beginning on January 1, 2000.

     In order to address these Year 2000 issues, DNB has developed a comprehensive approach beginning with the establishment of a Technology Steering Committee. The Committee has developed and implemented a compliance plan, which is divided into five phases: (1) awareness; (2) assessment; (3) renovation; (4) validation & testing; and (5) implementation. The goal is to ensure that each organizational function, system, application, file, program and database will correctly process, provide and/or receive data at the century date change beginning December 31, 1999.

     DNB has substantially completed the first four phases of the plan for all of its mission-critical systems, and it is currently working on the implementation phase. DNB anticipates that this final phase, which requires testing of all bank interfaces and connections with other systems, will be completed by June 30, 1999. In addition to mission-critical systems, DNB has identified and is monitoring the Year 2000 readiness of other vendors and service providers and has established contingency plans for alternate suppliers based upon target compliance time frames.

     To evaluate the risk of customer non-compliance with Year 2000 issues, the Bank initiated written communications with all of its commercial deposit and borrowing customers, which included a questionnaire, to assist in determining their awareness and readiness for the century date change. DNB also reviewed significant borrowing relationships (over $250,000) and classified them into high, moderate and low risk categories for non-compliance with Year 2000 issues. DNB is in the process of calling on those customers in the high and moderate risk categories to obtain personal responses to questionnaires in order to evaluate the risk to DNB from the failure of those customers to remediate their own Year 2000 issues. The results of these assessments are being incorporated into DNB's credit risk management processes, including customer risk ratings. At present, approximately 55% of these assessments have been completed, and the process is expected to be complete by June 30, 1999.

     Currently, DNB is in the process of developing an effective business resumption contingency plan that will outline its courses of action in the event of a Year 2000-related systems failure. The plan is being developed to help DNB resume operations in an orderly fashion and to continue providing essential services in the event of the most reasonably likely worst case scenarios. At this point, the DNB has completed the organizational planning phase of the four-phase process recommended by regulators, and it has almost completed the second phase - a business impact analysis. DNB is assessing the potential impact of internal and external mission-critical systems failures on its core business processes and determining the minimum acceptable level of system support and services. The next step will be to develop the specific Year 2000 business resumption contingency plans for each core business process along with scheduled completion dates, test dates and trigger dates. The goal is to develop strategies that are reasonable, cost-effective and practical. The target date for completion of the business resumption contingency plans is June 30, 1999. When completed, the plans will be validated independently in order to judge the effectiveness and reasonableness of the contingency strategies.

     DNB, while not completely Year 2000 compliant, is working diligently to achieve this goal. Year 2000 issues could result in material financial risk to a company such as DNB if the company and third party vendors upon which it relies were unable to address this issue in a timely manner. However, management currently expects DNB and its third party vendors to be Year 2000 compliant in all material respects before June 30, 1999. The Year 2000 statements contained herein, and in other securities filings of DNB are Year 2000 readiness disclosures subject to the Year 2000 Readiness and Disclosure Act of 1998, and may not be relied upon as representations or warranties for any purpose other than disclosure for Federal securities law compliance purposes.

     Management currently estimates that the costs of Year 2000 compliance will be approximately $60,000 during the two years ended December 31, 1999, or which approximately $30,000 has been expended through March 31, 1999. To date, management has succeeded in implementing its Year 2000 effort with existing staff and internal resources, and has not been obligated to expend significant funds in the process. It is anticipated that this will be possible for the balance of the Year 2000 project, except that in 1999 management plans to upgrade all personal computers that are not Year 2000 compliant. As a consequence, management anticipates that the Year 2000 costs will be funded from operating cash flow.

QUANTITATIVE AND QUALIFIED DISCLOSURES ABOUT MARKET RISK

     No material changes in DNB's market risk occurred from December 31, 1998 to March 31, 1999.

FORWARD-LOOKING STATEMENTS

     Certain statements in this report, including any which are not statements of historical fact, may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Without limiting the foregoing, the words "expect", "anticipate", "plan", "believe", "seek", "estimate", "predict", "internal" and similar words are intended to identify expressions that may be forward-looking statements. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those contemplated by such statements. For example, actual results may be adversely affected by the following possibilities: (1) competitive pressure among depository institutions may increase; (2) changes in interest rates may reduce banking interest margins; (3) general economic conditions and real estate values may be less favorable than contemplated; (4) adverse legislation or regulatory requirements may be adopted;
(5) the impact of the Year 2000 issue may be more significant than currently anticipated; (6) unexpected contingencies relating to Year 2000 compliance; and
(7) other unexpected contingencies may arise. Many of these factors are beyond DNB's ability to control or predict. Readers of this report are accordingly cautioned not to place undue reliance on forward-looking statements. DNB disclaims any intent or obligation to update publicly any of the forward-looking statements herein, whether in response to new information, future events or otherwise.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

                Not Applicable

ITEM 2.   CHANGES IN SECURITIES

                Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

                Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Corporation's Annual Meeting held April 27, 1999, the stockholders voted as follows:

 A.  Election of Class "C" Directors:

     THOMAS R. GREENLEAF
     For:      1,138,668       Against:      --             Abstain:      40,810

     LOUIS N. TETI
     For:      1,138,322       Against:      --             Abstain:      41,156

     JAMES H. THORNTON
     For:      1,138,440       Against:      --             Abstain:      41,038

  B. Amendment of the Corporation's 1995 Stock Option Plan to increase by 100,000 the number of shares for which options may be issued under the Plan.

     For:        852,579       Against:     70,563          Abstain:      13,458

  C. Ratification of appointment of KPMG LLP as independent auditors of the Corporation, for the fiscal year ending December 31, 1999:

     For:      1,153,332       Against:     19,169          Abstain:       6,977

ITEM 5.   OTHER INFORMATION

     On March 31, 1999, DNB and the Exton Square, Inc. signed a land lease for a new branch in the Exton area. This lease allows DNB to make certain improvements upon the subject property in order to operate a full service bank branch. This branch opening is planned for the third quarter of 2000 and is subject to various approvals.


ITEM 6.
           (a)  EXHIBITS:

                Exhibit  Number  Referred  to
                Item 601 of Regulation S-K               Description of Exhibit
                --------------------------               ----------------------

                27                                       Financial Data Schedule

           (b)  REPORTS ON FORM 8-K

                Not Applicable

                                   SIGNATURES

     Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       DNB FINANCIAL CORPORATION
                                                              (Registrant)



DATE:  May 13, 1999                                  /S/ Henry F. Thorne
                                                     -------------------
                                                     Henry F. Thorne, President
                                                     and Chief Executive Officer



DATE:  May 13, 1999                                  /S/ Bruce E. Moroney
                                                     --------------------
                                                     Bruce E.Moroney
                                                     Chief Financial Officer