Form 10-Q
period 1999-06-30
DNB FINANCIAL CORP /PA/
filed 1999-08-13
CIK 713671

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (MARK ONE)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1999
                                       or
     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

                           [X] Yes                   [    ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     COMMON STOCK ($1.00 PAR VALUE)                            1,524,229
                (Class)                                (Shares Outstanding as of
                                                            August 13, 1999)
___________________________________________________________________________

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY

                                      INDEX

PART  I - FINANCIAL INFORMATION                                         PAGE NO.

     ITEM 1.   FINANCIAL STATEMENTS:

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               June 30, 1999 and December 31, 1998                             3

               CONSOLIDATED STATEMENTS OF OPERATIONS
               Three Months Ended June 30, 1999 and 1998                       4

               CONSOLIDATED STATEMENTS OF OPERATIONS
               Six Months Ended June 30, 1999 and 1998                         5

               CONSOLIDATED STATEMENTS OF CASH FLOWS
               Six Months Ended June 30, 1999 and 1998                         6

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               June 30, 1999 and December 31, 1998                             7

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   9

PART II - OTHER INFORMATION

     ITEM 1.    LEGAL PROCEEDINGS                                             18

     ITEM 2.    CHANGE IN SECURITIES                                          18

     ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                               18

     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF                            18
                SECURITY HOLDERS

     ITEM 5.    OTHER INFORMATION                                             18

     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                              18

SIGNATURES                                                                    19



------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
------------------------------------------------------------------------------------------------------------------------
                                                                                              June 30,      December 31,
                                                                                                1999             1998
                                                                                         -------------     -------------
ASSETS
Cash and due from banks ..............................................................   $   8,813,695    $  13,660,149
Federal funds sold ...................................................................       9,140,000        6,171,000
Total cash and cash equivalents ......................................................      17,953,695       19,831,149
Investment securities available for sale, at market value ............................      50,690,716       45,519,420
Investment securities (market value $47,963,222
   in 1999 and $47,528,269 in 1998) ..................................................      48,195,186       47,380,404
Loans, net of unearned income ........................................................     165,877,914      148,725,716
Allowance for loan losses ............................................................      (5,233,027)      (5,204,869)
                                                                                         -------------    -------------
Net loans ............................................................................     160,644,887      143,520,847
                                                                                         -------------    -------------
Office property and equipment, net ...................................................       4,819,696        4,558,811
Accrued interest receivable ..........................................................       1,792,744        1,670,123
Other real estate owned ..............................................................         555,026          138,775
Deferred income taxes ................................................................       1,487,636        1,037,415
Other assets.........................................................................       2,462,907        1,761,487
                                                                                         -------------    -------------
Total assets .........................................................................   $ 288,602,493    $ 265,418,431
                                                                                         =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Non-interest-bearing deposits ........................................................   $  34,756,626    $  30,001,051
Interest-bearing deposits:
   NOW accounts ......................................................................      39,356,597       37,074,977
   Money market ......................................................................      42,309,068       32,582,044
   Savings ...........................................................................      31,952,221       28,321,246
   Time ..............................................................................      99,379,968       97,394,014
                                                                                         -------------    -------------
Total deposits .......................................................................     247,754,480      225,373,332
                                                                                         -------------    -------------
Federal Home Loan Bank advances ......................................................      18,000,000       18,000,000
Accrued interest payable .............................................................         845,390          902,009
Other liabilities ....................................................................       1,373,348          536,872
                                                                                         -------------    -------------
Total liabilities ....................................................................     267,973,218      244,812,213
                                                                                         -------------    -------------

STOCKHOLDERS' EQUITY
Preferred stock, $10.00 par value;
   1,000,000 shares authorized; none issued ..........................................              --               --
Common stock, $1.00 par value;
   10,000,000 shares authorized; 1,524,229 and
   1,524,229 issued and outstanding, respectively ....................................       1,524,229        1,524,229
Surplus ..............................................................................      17,104,817       17,104,817
Retained earnings ....................................................................       2,902,979        1,924,803
Accumulated other comprehensive (loss) income ........................................        (902,750)          52,369
                                                                                         -------------    -------------
Total stockholders' equity ...........................................................      20,629,275       20,606,218
                                                                                         -------------    -------------
Total liabilities and stockholders' equity ...........................................   $ 288,602,493    $ 265,418,431
                                                                                         =============    =============

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                      Three Months Ended June 30
                                                      --------------------------
                                                            1999         1998
INTEREST INCOME:
Interest and fees on loans ........................      $3,525,100   $2,959,749
Interest on taxable investment securities .........       1,434,439    1,104,925
Interest on tax-free investment securities ........         113,836           --
Interest on Federal funds sold ....................          56,683      245,895
                                                         ----------   ----------
Total interest income .............................       5,130,058    4,310,569
                                                         ----------   ----------
INTEREST EXPENSE:
Interest on time deposits .........................       1,310,128    1,268,721
Interest on NOW, money market and savings .........         808,589      615,664
Interest on FHLB advance ..........................         231,005       64,323
                                                         ----------   ----------
Total interest expense ............................       2,349,722    1,948,708
                                                         ----------   ----------
Net interest income ...............................       2,780,336    2,361,861
Provision for loan losses .........................              --           --
                                                         ----------   ----------
Net interest income after provision for loan losses       2,780,336    2,361,861
                                                         ----------   ----------

NON-INTEREST INCOME:
Service charges ...................................         158,783      149,119
Trust income ......................................         137,545       99,632
Other .............................................          94,758      147,765
                                                         ----------   ----------
Total non-interest income .........................         391,086      396,516
                                                         ----------   ----------
NON-INTEREST EXPENSE:
Salaries and employee benefits ....................       1,075,561      979,408
Furniture and equipment ..........................          222,475      159,452
Occupancy .........................................         166,333      112,233
Advertising and marketing .........................         134,215       75,890
Professional and consulting .......................         101,647       65,334
Printing and supplies .............................          71,378       36,023
Other .............................................         300,502      299,870
                                                         ----------   ----------
Total non-interest expense ........................       2,072,111    1,728,210
                                                         ----------   ----------
Income before income taxes ........................       1,099,311    1,030,167
Income tax expense ................................         352,000      285,000
                                                         ----------   ----------

NET INCOME ........................................      $  747,311   $  745,167
                                                         ==========   ==========

EARNINGS PER SHARE:
   Basic ..........................................       $    0.49    $    0.49
   Diluted ........................................            0.47         0.47
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic ..........................................       1,524,229    1,523,942
   Diluted ........................................       1,574,589    1,580,269
CASH DIVIDENDS PER SHARE ..........................       $    0.13    $    0.12

See accompanying notes to consolidated financial statements

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
                                                       Six Months Ended June 30
                                                         1999            1998
INTEREST INCOME:
Interest and fees on loans ......................... $6,649,831      $5,822,742
Interest on taxable investment securities ...........  2,858,405       2,224,618
Interest on tax-free investment securities ..........    217,893           --
Interest on Federal funds sold ......................    101,105         426,876
Total interest income ...............................  9,827,234       8,474,236
INTEREST EXPENSE:
Interest on time deposits ...........................  2,609,256       2,518,878
Interest on NOW, money market and savings ...........  1,500,544       1,173,498
Interest on repurchase agreements ...................         --             673

Interest on FHLB advances ...........................    459,471         102,493
Total interest expense ..............................  4,569,271       3,795,542
Net interest income .................................  5,257,963       4,678,694
Provision for loan losses ...........................         --              --
Net interest income after provision for loan losses .  5,257,963       4,678,694

NON-INTEREST INCOME:
Service charges .....................................    288,382         282,414
Trust income ........................................    219,886         233,561
Other ..............................................     249,730         218,835
Total non-interest income .........................      757,998         734,810
NON-INTEREST EXPENSE:
Salaries and employee benefits ......................  2,099,142       2,057,687
Furniture and equipment .............................    438,124         308,426
Occupancy ..........................................    285,426         212,346
Advertising and marketing ...........................    222,575         120,788
Professional and consulting .........................    197,497         134,314
Printing and supplies ...............................    135,209          93,486
Other ...............................................    620,512         555,284
Total non-interest expense ..........................  3,998,485       3,482,331
Income before income taxes ..........................  2,017,476       1,931,173
Income tax expense ..................................    643,000         535,000

NET INCOME .......................................... $1,374,476      $1,396,173

COMMON SHARE DATA:
     Basic .......................................... $     0.90      $     0.92
     Diluted ........................................       0.87            0.88
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
     Basic ..........................................  1,524,229       1,523,942
     Diluted .......................................  1,574,657       1,578,252
Cash dividends per share ............................ $     0.26      $     0.24

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------
                                                                Six Months Ended June 30
                                                                   1999            1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .............................................      $  1,374,476    $  1,396,173
Adjustments to reconcile net income to net cash provided
   by operating activities:
Depreciation and amortization ..........................           380,157         459,452
Gain on sale of investments ...........................                --            (507)
Gain on sale of OREO ...................................           (45,811)        (64,349)
(Increase) decrease in accrued interest receivable .....          (122,621)         48,135
Increase in other assets ...............................          (701,420)       (174,590)
Decrease in accrued interest payable ...................           (56,619)       (154,717)
Decrease in current taxes payable ......................            (8,357)        (40,000)
Increase (decrease) in other liabilities ...............           844,833        (393,944)
Net Cash Provided By Operating Activities ..............         1,664,638       1,075,653


CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities & paydowns of AFS securities ..         1,977,117       5,667,092
Proceeds from maturities & paydowns of HTM securities ..         3,199,954      15,886,596
Purchase of AFS securities .............................        (8,578,690)     (7,456,407)
Purchase of HTM securities .............................        (4,078,644)    (17,355,833)
Proceeds from sale of AFS securities ...................                --         997,656
Net increase in loans ..................................       (17,595,707)     (6,687,367)
Proceeds from sale of OREO .............................           101,227         293,556
Purchase of office property and equipment ..............          (552,197)       (159,725)
Net Cash Used By Investing Activities ..................       (25,526,940)     (8,814,432)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits ...............................        22,381,148       6,772,959
Increase in FHLB advances ..............................                --       5,000,000
Proceeds from exercise of stock options ................                --           2,949
Dividends paid .........................................          (396,300)       (348,435)
Net Cash Provided By Financing Activities ..............        21,984,848      11,427,473
Net Change in Cash and Cash Equivalents ................        (1,877,454)      3,688,694
Cash and Cash Equivalents at Beginning of Period .......        19,831,149      23,392,007
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............      $ 17,953,695    $ 27,080,701

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest ...............................................      $  4,625,890    $  3,950,259
Taxes ..................................................           650,000         575,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:
Transfer of loans to OREO ..............................      $    471,667    $    240,404

See accompanying notes to consolidated financial statements.


                    DNB FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:   BASIS OF PRESENTATION AND RESTATEMENT

     The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, Downingtown National Bank (the "Bank"), have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior period amounts not affecting net income are reclassified when necessary to conform with current year classifications. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 1998.

NOTE 2: EARNINGS PER SHARE (EPS)

     Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur from the conversion of common stock equivalents and is computed using the treasury stock method. Earnings per share, dividends per share and weighted average shares outstanding have been adjusted to reflect the effects of the 5% stock dividend paid in December 1998. Net income and weighted average number of shares outstanding for basic and diluted EPS for the three and six months ended June 30, 1999 and 1998 are reconciled as follows:

                                                          Three months ended                  Three months ended
                                                           June 30, 1999                        June 30, 1998
                                                 -------------------------------    --------------------------------
                                                    Income     Shares     Amount      Income       Shares     Amount
                                                 ----------   ---------   ------    ---------      ---------  ------
BASIC EPS:
Income available to common stockholders ....      $ 747,311   1,524,229   $ 0.49     $ 745,16     1,523,942   $ 0.49
Effect of dilutive common stock equivalents-
     stock options .........................             --      50,360     0.02           --        56,327     0.02
                                                 ----------   ---------   ------    ---------     ---------   ------
DILUTED EPS: ...............................      $ 747,311   1,574,589    $0.47    $ 745,167     1,580,269   $ 0.47
                                                 ==========   =========   ======    =========     =========   ======


                                                          Six months ended                Six months ended
                                                           June 30, 1999                      June 30, 1998
                                                 -------------------------------    --------------------------------
                                                    Income     Shares     Amount      Income       Shares     Amount
                                                 ----------   ---------   ------    ----------    ---------   ------
BASIC EPS:
Income available to common stockholders ....     $1,374,476   1,524,229   $ 0.90    $1,396,173    1,523,942   $ 0.92
Effect of dilutive common stock equivalents-
      stock options ........................             --      50,428     0.03            --       54,310     0.04
                                                 ----------   ---------   ------    ----------    ---------   ------
DILUTED EPS:...............................     $1,374,476   1,574,657   $ 0.87    $1,396,173    1,578,252   $ 0.88
                                                 ==========   =========   ======    ==========    =========   ======

NOTE 3:   COMPREHENSIVE INCOME

     Comprehensive income includes all changes in stockholders' equity during the period, except those resulting from investments by owners and distributions to owners. Comprehensive income for all periods consisted of net income and other comprehensive (loss) income relating to the change in unrealized (losses) gains on investment securities available for sale, as shown in the following tables:

                                               For three months ended June 30        For six months ended June 30
                                               ------------------------------        ----------------------------
                                                      1999            1998                1999            1998
                                                      ----            ----                ----            ----
COMPREHENSIVE INCOME:
Net Income ...................................   $   747,311    $   745,167           $ 1,374,476    $ 1,396,173
Other comprehensive (loss) income, net of tax,
  relating to unrealized losses on investments      (593,003)        10,530              (955,119)        (6,864)
                                                 -----------    -----------           -----------    -----------
Total comprehensive (loss) income ............   $   154,308    $   755,697           $   419,357    $ 1,389,309
                                                 ===========    ===========           ===========    ===========

NOTE 4:   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") which was subsequently amended in June, 1999. This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and those used for hedging activities, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 generally provides for matching of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedges asset or liability that are attributable to the hedged risk, so long as the hedge is effective. Prospective application of SFAS No. 133 is required for all fiscal years beginning after June 15, 2000, however earlier application is permitted. DNB has not yet determined the impact, if any, of this statement, including its provisions for the potential reclassifications of investment securities, on operations, financial condition and equity and comprehensive income. However, DNB currently has no derivatives covered by this statement and currently conducts no hedging activities.

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     DNB's total assets were $288.6 million at June 30, 1999 compared to $265.4 million at December 31, 1998. Total loans were $165.9 million, up $17.2 million or 12% from $148.7 million at December 31, 1998. Significant increases were noted in the real estate loan portfolio which increased $12.1 million or 15%. Investment securities (AFS and HTM) increased $6.0 million or 6% to $98.9 million at June 30, 1999. Federal funds sold were $9.1 million at June 30, 1999, up $3.0 million from December. A significant portion of these increases were funded from deposits at our two new branches. Other assets increased $701,000 or 40% to $2.5 million at June 30, 1999 as a result of the intangible asset recognized on the Kennett Square branch purchase.

     Deposits and other borrowings at June 30, 1999 totaled $265.8 million, compared to $243.4 million at December 31, 1998. Since December 31, 1998 there have been increases of $9.7 million in money market accounts, $4.8 million in non-interest bearing accounts, $3.6 million in savings deposits, $2.3 million in NOW accounts, and $2.0 million in time deposits, with $9.1 million of the overall deposit increase coming from the Kennett Square branch purchase at the end of the first quarter. Borrowings were $18.0 million at June 30, 1999, unchanged from December.

     At June 30, 1999, stockholders' equity was $20.6 million or $13.53 per share, compared to $20.6 million or $13.52 per share at December 31, 1998. The increase in stockholders' equity was the result of net income of $1.4 million for the six months ended June 30, 1999, offset by dividends paid of approximately $396,000 or $.26 per share and the change in fair market value, net of taxes, of available-for-sale securities of $955,000.

RESULTS OF OPERATIONS

NET INTEREST INCOME

     DNB's earnings performance is primarily dependent upon its level of net interest income, which is the excess of interest revenue over interest expense. Interest revenue includes interest earned on loans, investments and Federal funds sold and interest-earning cash, as well as loan fees and dividend income. Interest expense includes interest cost for deposits, repurchase agreements, Federal funds purchased, Federal Home Loan Bank advances and other borrowings.

     Net interest income increased $418,000 or 18% to $2.8 million for the three month period and $579,000 or 12% to $5.3 million for the six month period ended June 30, 1999. As shown in the following tables, the increase in net interest income for the three and six month periods ended June 30, 1999 was largely attributable to the positive effects of volume change, partially offset by the negative effects of rate changes. The positive impact from volume changes during the three and six month periods was attributable to significant increases in interest-earning assets, which increased $44.3 million and $41.1 million on average for both periods, respectively. The negative impact from changes in rates for both periods was primarily attributable to loans and investments rolling over at lower yields, reflecting the current interest rate environment.

     The following tables set forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three and six months ended June 30, 1999 compared to the same periods in 1998 (tax-exempt yields have been adjusted to a tax equivalent basis using a 34% tax rate). For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (i) changes in rate (change in rate multiplied by old volume) and (ii) changes in volume (change in volume multiplied by old rate). The net change attributable to the combined impact of rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

                                             Three Months Ended June 30, 1999
                                                     Compared to 1998
                                             --------------------------------
                                                Increase (Decrease) Due to
                                             --------------------------------
(Dollars in Thousands) .................          Rate    Volume   Total
                                                  -----    -----    -----
Interest-earning assets:
Loans ..................................         $ (24)   $ 589    $ 565
Investment securities-taxable ..........           (31)     360      329
Investment securities-tax exempt .......            --      147      147
Federal funds sold .....................           (48)    (141)    (189)
                                                  -----    -----   -----
Total ..................................          (103)     955      852


Interest-bearing liabilities:
Savings, NOW and money market deposits .            33      160      193
Time deposits ..........................           (71)     112       41
FHLB advances ..........................            --      167      167
                                                  -----    -----   -----
     Total .............................           (38)     439      401
                                                  -----    -----   -----
NET INTEREST INCOME/INTEREST RATE SPREAD         $ (65)   $ 516    $ 451
                                                  =====    =====   =====


                                           Six Months Ended June 30, 1999
                                                   Compared to 1998
                                           -------------------------------
                                             Increase (Decrease) Due to
                                           ------------------------------
(Dollars in Thousands)                            Rate   Volume     Total
                                                  ----   ------     -----
Interest-earning assets:
Loans .................................         $(166)   $ 993    $ 827
Investment securities-taxable ..........           (62)     696      634
Investment securities-tax exempt .......            --      282      282
Federal funds sold .....................           (86)    (240)    (326)
                                                   ---     ----     ----
     Total .............................          (314)   1,731    1,417

Interest-bearing liabilities:
Savings, NOW and money market deposits .            52      276      328
Time deposits ..........................          (120)     210       90
Other borrowings .......................            --      356      356
                                                  ----     ----     ----
Total ..................................           (68)     842      774
                                                  ----     ----     ----
NET INTEREST INCOME/INTEREST RATE SPREAD       $  (246) $   889  $   643
                                                  ====     ====     ====


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

     There were no provisions made during the six months ended June 30, 1999, since management determined the allowance for loan losses was adequate based on its analysis and the level of net charge-offs/recoveries compared to the total allowance. Net loan recoveries were $28,000 for the six months ended June 30, 1999, compared to net loan charge-offs of $76,000 for the year ended December 31, 1998 and loan charge-offs of $161,000 for the six months ended June 30, 1998. The percentage of net recoveries/(charge-offs) to total average loans was
 .0l%, (.03%) and .07% for the same periods, respectively. Another measure of the
adequacy  of  the   allowance  is  the  coverage   ratio  of  the  allowance  to
non-performing loans, which was 218% at June 30, 1999. In addition, the ratio of non-performing loans to total loans has steadily declined and was 1.4% at June 30, 1999.

     The following table summarizes the changes in the allowance for loan losses for the periods indicated. Real estate includes both residential and commercial real estate.

                               6 Months      Year    6 Months
                                 Ended       Ended     Ended
(Dollars in Thousands)          6/30/99    12/31/98   6/30/98
                                -------    --------   -------
Beginning balance ..........   $ 5,205    $ 5,281    $ 5,281
Provisions .................        --         --         --
Loans charged off:
       Real estate .........        --        (59)       (59)
       Commercial ..........       (11)      (233)      (135)
       Consumer ............        --        (11)        (8)
                               -------    -------    -------
           Total charged off       (11)      (303)      (202)
Recoveries:
       Real estate .........        --        144         23
       Commercial ..........        35         71         13
       Consumer ............         4         12          5
                               -------    -------    -------
           Total recoveries         39        227         41
                               -------    -------    -------
Net recoveries (charge-offs)        28        (76)      (161)
                               -------    -------    -------
Ending balance .............   $ 5,233    $ 5,205    $ 5,120
                               =======    =======    =======

NON-INTEREST INCOME

     Total non-interest income includes service charges on deposit products; fees received by DNB's Investment Services and Trust Division; and other sources of income such as net gains on sales of investment securities and other real estate owned ("OREO") properties, fees for cash management services, safe deposit box rentals, issuing travelers' checks and money orders, check cashing, lockbox services and similar activities.

     For the three and six month periods ended June 30, 1999, non-interest income was $391,000 and $758,000, respectively, compared to $397,000 and $735,000 for the same periods in 1998. Service charges increased $10,000 and $6,000, to $159,000 and $288,000 for the three and six month periods ended June 30, 1999. The increase in service charge income came largely from increase in deposit volume.

     Trust income increased $38,000 and decreased $14,000 to $138,000 and $220,000 for the three and six month periods ended June 30, 1999. The increase for the three month period was the result of several estate settlements along with fees for bond issuances. The decrease for the six month period reflects higher estates fees earned during the first quarter of 1998 over 1999.

     Other non-interest income decreased $53,000 and increased $31,000 to $95,000 and $250,000 for the three and six month periods ended June 30, 1999. The decrease in other income for the three month period reflected the gains recognized on the sales of OREO properties during the second quarter of 1998. This increase during the six month period reflects higher gains on OREO sales during the first quarter of 1999 versus 1998.

NON-INTEREST EXPENSE

     Non-interest expense includes salaries & employee benefits, furniture & equipment, occupancy, professional & consulting fees as well as printing & supplies, advertising and other less significant expense items.

     Non-interest expenses increased $344,000 to $2.1 million and $516,000 to $4.0 million for the three and six month periods ended June 30, 1999. The increase during these periods resulted primarily from higher levels of expenses in all categories due to branch expansion and technology upgrading.

     Salaries & employee benefits increased $96,000 or 10% to $1.1 million for the three months ended June 30, 1999, compared to $979,000 for the same period in 1998. The increase in this category reflects the increase in full-time equivalent employees caused by the staffing of two new full service branches.

     Furniture & equipment expense increased approximately $63,000 or 40% to $222,000 and $130,000 or 42% to $438,000 for the three and six months ended June 30, 1999, respectively, compared to $159,000 and $308,000 for the same periods in 1998. The increases for both periods were due to higher levels of depreciation and maintenance. Occupancy expense increased approximately $54,000 or 48% to $166,000 and $73,000 or 34% to $285,000 for the three and six months ended June 30, 1999, respectively. This compares to $112,000 and $212,000 for the same periods in 1998. The increases in this category reflect the added costs incurred in 1999 for the two new offices as well as higher costs for repairs and maintenance of all facilities.

     Advertising & marketing expense increased $58,000 and $102,000 to $134,000 and $223,000 for the three and six months ended June 30, 1999, respectively, compared to $76,000 and $121,000 for the same periods in 1998. Expenditures have risen due to increased marketing for new products and services, such as Direct Checking, Premier Money Market, and Home Power equity loans, as well as the Investment Services and Trust Division. In addition expenditures have increased due to the opening and promotion of two new branches as well as advertising open employment positions at the Bank

INCOME TAXES

     Income tax expense was $352,000 and $643,000 for the three and six months ended June 30, 1999 and $285,000 and $535,000 for the three and six months ended June 30, 1998. The rates used for income taxes for both periods were less than the statutory rate as a result of tax exempt interest income.

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

                                             June 30 Dec. 31  June 30
(Dollars in Thousands)                         1999    1998     1998
                                               ----    ----     ----
Nonaccrual Loans:
     Residential mortgage                   $  106   $  250   $  250
     Commercial mortgage                       689    1,063      886
     Commercial .........                      781      990      950
     Consumer ...........                      124      114       93
                                             -----    -----    -----
Total nonaccrual loans ..                    1,700    2,417    2,179

Loans 90 days past due and still accruing      703      699      760
                                             -----    -----    -----
Total non-performing loans ..............    2,403    3,116    2,939
Other real estate owned .................      555      139      206
                                            -- ---   ------   ------
Total non-performing assets .............   $2,958   $3,255   $3,145
                                            ======   ======   ======

     The following table sets forth the DNB's asset quality and allowance coverage ratios at the dates indicated:

                                                    June 30  Dec. 31  June 30
                                                      1999    1998     1998
                                                     -----    -----    -----
Non-performing Loans/Total Loans ..............       1.4%     2.1%     2.2%
Non-performing Assets/Total Loans and OREO ....       1.8      2.2      2.3
Allowance for Loan Losses/Total Loans .........       3.2      3.5      3.8
Allowance for Loan Losses/Total Loans and OREO        3.1      3.5      3.7
Allowance for Loan Losses/Non-performing Assets     176.9    159.9    162.9
Allowance for Loan Losses/Non-performing Loans      217.8    167.0    174.3

     If interest income had been recorded on nonaccrual loans and trouble debt restructurings, interest would have been increased as shown in the following table:

                                                 6 Months    Year   6 Months
                                                   Ended     Ended    Ended
(Dollars in thousands)                            6/30/99   12/31/98  6/30/98
                                                  -------   --------  -------
Interest income which would have been recorded
       under original terms ..................      $  66      $ 194    $  89
Interest income recorded during the period ...         (5)       (92)     (36)
                                                    -----      -----    -----
Net impact on interest income ................      $  61      $ 102    $  53
                                                    =====      =====    =====

     As of June 30, 1999, DNB had impaired loans with a total recorded investment of $1.1 million and an average recorded investment for the six month period ended June 30, 1999 of $1.5 million. As of June 30, 1999, there was no related allowance for credit losses necessary for these impaired loans. Total cash collected on impaired loans was credited to the outstanding principal balance in the amount of $57,000 during the six months ended June 30, 1999. No interest income was recorded on such loans.

     As of December 31, 1998, DNB had impaired loans with a total recorded investment of $1.7 million and an average recorded investment for the year ended December 31, 1998 of $1.6 million. As of December 31, 1998, there was no related allowance for credit losses necessary for these impaired loans. Total cash collected on impaired loans was credited to the outstanding principal income in the amount of $115,000 during the six months ended June 30, 1998. No interest income was recorded on such loans.

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

     At June 30, 1999 DNB has $12.7 million in commitments to fund commercial real estate, construction and land development. In addition, DNB had commitments to fund $2.3 million in home equity lines of credit and $8.7 million in other unused commitments. Management anticipates the majority of these commitments will be funded by means of normal cash flows. In addition, $36.7 million of time deposits at DNB are scheduled to mature during the six months ending December 31, 1999. Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by maturing loans and investments.

     Stockholders' equity increased to $20.6 million at June 30, 1999 as a result of the $1.4 million profit reported for the six months then ended and after dividends paid totaling approximately $396,000 year-to-date. The Bank's common equity position at June 30, 1999 exceeds the regulatory required minimums. The following table summarizes data and ratios pertaining to the Bank's capital structure.


(Dollars in thousands)                                       June 30, 1999
                                                             -------------
Tier I Capital..............................                  $20,804
Tier II Capital..............................                    2,527
                                                               -------
Total Capital................................                  $23,331
                                                               =======

                                                 Required  Current  Excess
                                                 --------  -------  ------
Leverage ....................................      4.00%    7.46%   3.46%
Tier I ......................................      4.00    10.43    6.43
Risk-based...................................      8.00    11.70    3.70

     In addition, the Federal Reserve Bank (the "FRB") leverage ratio rules require bank holding companies to maintain a minimum level of "primary capital" to total assets of 5.5% and a minimum level of "total capital" to total assets of 6%. For this purpose, (i) "primary capital" includes, among other items, common stock, contingency and other capital reserves, and the allowance for loan losses, (ii) "total capital" includes, among other things, certain subordinated debt, and "total assets" is increased by the allowance for loan losses. DNB's primary capital ratio and its total capital ratio are both 8.8%, well in excess of FRB requirements.

REGULATORY MATTERS

     Dividends payable to the Corporation by the Bank are subject to certain regulatory limitations. Under normal circumstances, the payment of dividends in any year without regulatory permission is limited to the net profits (as defined for regulatory purposes) for that year, plus the retained net profits for the preceding two calendar years.

YEAR 2000 ISSUES

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

     DNB has substantially completed the first four phases of the plan for all of its mission-critical systems, and it is currently working on the implementation phase. DNB has substantially completed the final phase, which requires testing of all Bank interfaces and connections with other systems. In addition to mission-critical systems, DNB has identified and is monitoring the Year 2000 readiness of other vendors and service providers and has established contingency plans for alternate suppliers based upon target compliance time frames.

     To evaluate the risk of customer non-compliance with Year 2000 issues, the Bank initiated written communications with all of its commercial deposit and borrowing customers, which included a questionnaire, to assist in determining their awareness and readiness for the century date change. DNB also reviewed significant borrowing relationships (over $250,000) and classified them into high, moderate and low risk categories for non-compliance with Year 2000 issues. DNB called those customers in the high and moderate risk categories to obtain personal responses to questionnaires in order to evaluate the risk to DNB from the failure of those customers to remediate their own Year 2000 issues. The results of these assessments are being incorporated into DNB's credit risk management processes, including customer risk ratings. These assessments were completed by June 30, 1999.

     DNB has developed a business resumption contingency plan which outlines its courses of action in the event of a Year 2000-related systems failure. The plan was developed to help DNB resume operations in an orderly fashion and to continue providing essential services in the event of the most reasonably likely worst case scenarios. At this point, DNB has completed the four-phase process recommended by regulators. The project was completed by July 14, 1999. During August and September, the plans will be validated independently in order to judge the effectiveness and reasonableness of the contingency strategies.

     DNB is substantially Year 2000 compliant and is working diligently on a few remaining items with an estimated completion date of September 30, 1999. Year 2000 issues could result in material financial risk to a company such as DNB if the company and third party vendors upon which it relies were unable to address this issue in a timely manner. However, management currently expects DNB and its third party vendors to be Year 2000 compliant in all material respects before August 15, 1999. The Year 2000 statements contained herein, and in other securities filings of DNB are Year 2000 readiness disclosures subject to the Year 2000 Readiness and Disclosure Act of 1998, and may not be relied upon as representations or warranties for any purpose other than disclosure for Federal securities law compliance purposes.

     Management currently estimates that the costs of Year 2000 compliance will be approximately $60,000 during the two years ended December 31, 1999, of which approximately $58,000 has been expended through June 30, 1999. All of these expenses have been funded from operating cash flow.

RECENT DEVELOPMENTS

     On May 17th, DNB opened its eighth office in West Goshen. This new branch is located at 1115 West Chester Pike in the Shop-Rite/Office Depot Shopping Center.

     In addition, DNB recently announced that it has entered into an agreement with Exton Square, Inc. to lease a parcel of ground formerly known as the Guernsey Cow in Exton. The Bank is currently working with its architect on an adaptive reuse of the Guernsey Cow Dairy Barn. In addition to a full service branch with four drive-up windows, the building will also house the Bank's Investment Services & Trust Division as well as Commercial Lending personnel. The opening is expected to take place in the summer of 2000 and has been approved by the Office of the Comptroller of the Currency.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     No material changes in DNB's market risk occurred from December 31, 1998 to June 30, 1999.

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

                Exhibit Number referred to in
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

                                                       DNB FINANCIAL CORPORATION
                                                             (Registrant)



DATE:  August 13, 1999                               /S/ Henry F. Thorne
-----  ---------------                               -------------------
                                                     Henry F. Thorne, President
                                                     and Chief Executive Officer



DATE:  August 13, 1999                               /S/ Bruce E. Moroney
-----  ---------------                               --------------------
                                                     Bruce E. Moroney
                                                     Chief Financial Officer