Form 10-Q
period 1999-09-30
DNB FINANCIAL CORP /PA/
filed 1999-11-15
CIK 713671

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934.

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1999
                                     or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

                           [X] Yes                   [    ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   COMMON STOCK ($1.00 PAR VALUE)                            1,533,149
               (Class)                                (Shares Outstanding as of
                                                          November 15, 1999)
---------------------------------------------------------------------------

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY

                                      INDEX

PART  I - FINANCIAL INFORMATION                                         PAGE NO.

ITEM 1.       FINANCIAL STATEMENTS (Unaudited):

     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
     September 30, 1999 and December 31, 1998                                 3

     CONSOLIDATED STATEMENTS OF OPERATIONS
     Three Months Ended September 30, 1999 and 1998                           4

     CONSOLIDATED STATEMENTS OF OPERATIONS
     Nine Months Ended September 30, 1999 and 1998                            5

     CONSOLIDATED STATEMENTS OF CASH FLOWS
     Nine Months Ended September 30, 1999 and 1998                            6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     September 30, 1999 and December 31, 1998                                 7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   9

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS                                               19

ITEM 2.       CHANGE IN SECURITIES                                            19

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                                 19

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF                              19
              SECURITY HOLDERS

ITEM 5.       OTHER INFORMATION                                               19

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                19

SIGNATURES                                                                    20

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                                            September 30,     December 31,
                                                                                                1999              1998
                                                                                            ------------      -----------
ASSETS
Cash and due from banks ................................................................   $  10,455,175    $  13,660,149
Federal funds sold .....................................................................       9,118,000        6,171,000
                                                                                            ------------     ------------
Total cash and cash equivalents ........................................................      19,573,175       19,831,149
                                                                                            ------------     ------------
Investment securities available for sale, at market value ..............................      58,120,172       45,519,420
Investment securities (market value $43,423,814
   in 1999 and $47,528,269 in 1998) ....................................................      43,897,160       47,380,404
Loans, net of unearned income ..........................................................     170,866,961      148,725,716
Allowance for loan losses ..............................................................      (5,231,047)      (5,204,869)
                                                                                            ------------     ------------
Net loans ..............................................................................     165,635,914      143,520,847
                                                                                            ------------     ------------
Office property and equipment, net .....................................................       5,062,800        4,558,811
Accrued interest receivable ............................................................       1,864,386        1,670,123
Other real estate owned ................................................................          83,360          138,775
Deferred income taxes ..................................................................       1,715,026        1,037,415
Other assets ...........................................................................       2,446,113        1,761,487
                                                                                            ------------     ------------
TOTAL ASSETS ...........................................................................    $298,398,106     $265,418,431
                                                                                            ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Non-interest-bearing deposits ..........................................................   $  31,509,306    $  30,001,051
Interest-bearing deposits:
   NOW accounts ........................................................................      35,919,024       37,074,977
   Money market ........................................................................      47,450,766       32,582,044
   Savings .............................................................................      30,962,388       28,321,246
   Time ................................................................................     107,550,712       97,394,014
                                                                                            ------------     ------------
TOTAL DEPOSITS .........................................................................     253,392,196      225,373,332
                                                                                            ------------     ------------
FHLB advances ..........................................................................      23,000,000       18,000,000
Accrued interest payable ...............................................................         970,385          902,009
Other liabilities ......................................................................         392,956          536,872
                                                                                            ------------     ------------
TOTAL LIABILITIES ......................................................................     277,755,537      244,812,213
                                                                                            ------------     ------------

STOCKHOLDERS' EQUITY
Preferred stock, $10.00 par value;
   1,000,000 shares authorized; none issued ............................................              --               --
Common stock, $1.00 par value;
   10,000,000 shares authorized; 1,533,149 and
   1,524,229 issued and outstanding, respectively ......................................       1,533,149        1,524,229
Surplus ................................................................................      17,105,257       17,104,817
Retained earnings ......................................................................       3,393,122        1,924,803
Accumulated other comprehensive (loss) income ..........................................      (1,388,959)          52,369
                                                                                            ------------     ------------
TOTAL STOCKHOLDERS' EQUITY .............................................................      20,642,569       20,606,218
                                                                                            ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............................................    $298,398,106     $265,418,431
                                                                                            ============     ============

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                             Three Months Ended September 30
                                                                                             -------------------------------
                                                                                                 1999               1998
                                                                                             ----------          -----------

INTEREST INCOME:
  Interest and fees on loans ...........................................................     $3,549,087          $3,030,646
  Interest on taxable investment securities ............................................      1,446,252           1,254,214
  Interest on tax-free investment securities ...........................................        113,456                  --
  Interest on Federal funds sold .......................................................        123,426             308,908
                                                                                             ----------          ----------
  Total interest income ................................................................      5,232,221           4,593,768
                                                                                             ----------          ----------
INTEREST EXPENSE:
  Interest on time deposits ............................................................      1,353,369           1,370,160
  Interest on NOW, money market and savings ............................................        915,743             679,073
  Interest on FHLB advances ............................................................        246,908             145,453
                                                                                             ----------          ----------
  Total interest expense ...............................................................      2,516,020           2,194,686
                                                                                             ----------          ----------
NET INTEREST INCOME ....................................................................      2,716,201           2,399,082
PROVISION FOR LOAN LOSSES ..............................................................             --                  --
                                                                                             ----------          ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES ....................................      2,716,201           2,399,082
                                                                                             ----------          ----------
NON-INTEREST INCOME:
  Service charges ......................................................................        167,936              99,797
  Trust income .........................................................................         89,308              72,841
  Other ................................................................................        236,996             246,432
                                                                                             ----------          ----------
  Total non-interest income ............................................................        494,240             419,070
                                                                                             ----------          ----------
NON-INTEREST EXPENSE:
  Salaries and employee benefits .......................................................      1,141,370             986,163
  Furniture and equipment ..............................................................        239,756             179,876
  Occupancy ............................................................................        152,321             111,231
  Advertising and marketing ............................................................        105,442              52,203
  Professional and consulting ..........................................................        118,669              50,808
  Printing and supplies ................................................................         77,700              30,736
  Other ................................................................................        362,731             275,359
                                                                                             ----------          ----------
  Total non-interest expense ...........................................................      2,197,989           1,686,376
                                                                                             ----------          ----------
INCOME BEFORE INCOME TAXES .............................................................      1,012,452           1,131,776
INCOME TAX EXPENSE .....................................................................        323,000             384,000
                                                                                             ----------          ----------
NET INCOME .............................................................................       $689,452            $747,776
                                                                                             ==========          ==========

EARNINGS PER SHARE:
  Basic ................................................................................          $0.45               $0.49
  Diluted ..............................................................................          $0.44               $0.47
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
  Basic ................................................................................      1,527,546           1,524,229
  Diluted ..............................................................................      1,563,157           1,581,570
CASH DIVIDENDS PER SHARE ...............................................................          $0.13               $0.11

 See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                                                                                Nine Months Ended September 30
                                                                                                ------------------------------
                                                                                                      1999          1998
                                                                                                -------------    -------------
INTEREST INCOME:
  Interest and fees on loans ..................................................................   $10,198,918     $ 8,853,388
  Interest on taxable investment securities ...................................................     4,304,657       3,478,832
  Interest on tax-free investment securities ..................................................       331,349              --
  Interest on Federal funds sold ..............................................................       224,531         735,784
                                                                                                   ----------      ----------
  Total interest income .......................................................................    15,059,455      13,068,004
                                                                                                   ----------      ----------
INTEREST EXPENSE:
  Interest on time deposits ...................................................................     3,962,625       3,889,038
  Interest on NOW, money market and savings ...................................................     2,416,287       1,852,571
  Interest on repurchase agreements ...........................................................            --             673
  Interest on FHLB advances ...................................................................       706,379         247,946
                                                                                                   ----------      ----------
  Total interest expense ......................................................................     7,085,291       5,990,228
                                                                                                   ----------      ----------
Net interest income ...........................................................................     7,974,164       7,077,776
Provision for loan losses .....................................................................            --              --
                                                                                                   ----------      ----------
Net interest income after provision for loan losses ...........................................     7,974,164       7,077,776
                                                                                                   ----------      ----------

NON-INTEREST INCOME:
  Service charges .............................................................................       456,318         382,211
  Trust income ................................................................................       309,194         306,402
  Other .......................................................................................       486,726         465,267
                                                                                                   ----------      ----------
  Total non-interest income ...................................................................     1,252,238       1,153,880
                                                                                                   ----------      ----------
NON-INTEREST EXPENSE:
  Salaries and employee benefits ..............................................................     3,240,512       3,043,850
  Furniture and equipment .....................................................................       677,880         488,302
  Occupancy ...................................................................................       437,747         323,577
  Advertising and marketing ...................................................................       328,017         172,991
  Professional and consulting .................................................................       287,466         185,122
  Printing and supplies .......................................................................       189,703         124,222
  Other .......................................................................................     1,035,149         830,643
                                                                                                   ----------      ----------
  Total non-interest expense ..................................................................     6,196,474       5,168,707
                                                                                                   ----------      ----------
INCOME BEFORE INCOME TAXES ....................................................................     3,029,928       3,062,949
INCOME TAX EXPENSE ............................................................................       966,000         919,000
                                                                                                   ----------      ----------
NET INCOME ....................................................................................   $ 2,063,928     $ 2,143,949
                                                                                                   ==========      ==========

COMMON SHARE DATA:
  Basic .......................................................................................   $      1.35     $      1.41
  Diluted .....................................................................................   $      1.31     $      1.36
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
  Basic .......................................................................................     1,525,347       1,524,229
  Diluted .....................................................................................     1,570,836       1,579,549
CASH DIVIDENDS PER SHARE ......................................................................   $      0.39     $      0.34

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                                                   Nine Months Ended September 30
                                                                                                   ------------------------------
                                                                                                       1999              1998
                                                                                                   -----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ....................................................................................   $  2,063,928      $  2,143,949
Adjustments to reconcile net income to net cash provided
   by operating activities:
Depreciation and amortization .................................................................        603,397           582,364
Gain on sale of investments ...................................................................             --            (4,682)
Gain on sale of OREO ..........................................................................       (158,836)         (152,754)
Increase (decrease) in accrued interest receivable ............................................       (194,263)          100,477
Increase in other assets ......................................................................       (684,626)         (250,615)
Increase in accrued interest payable ..........................................................         68,376            71,479
Decrease in current taxes payables ............................................................        (52,860)          (66,000)
(Decrease) increase in other liabilities ......................................................        (91,056)          569,701
                                                                                                   -----------       -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES .....................................................      1,554,060         2,993,919
                                                                                                   -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities & paydowns of AFS securities .........................................      2,650,606         6,247,625
Proceeds from maturities & paydowns of HTM securities .........................................     11,950,899        31,452,996
Purchase of AFS securities ....................................................................    (17,412,878)      (23,901,043)
Purchase of HTM securities ....................................................................     (8,578,019)      (33,722,793)
Proceeds from sale of AFS securities ..........................................................             --         1,996,371
Net increase in loans .........................................................................    (22,584,149)      (13,373,707)
Proceeds from sale of OREO ....................................................................        683,333           392,314
Purchase of office property and equipment .....................................................       (954,441)         (516,414)
                                                                                                   -----------       -----------
NET CASH USED BY INVESTING ACTIVITIES .........................................................    (34,244,649)      (31,424,651)
                                                                                                   -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits ......................................................................     28,018,864        15,421,780
Increase in FHLB advances .....................................................................      5,000,000        16,000,000
Proceeds from exercise of stock options .......................................................          9,360             2,949
Dividends paid ................................................................................       (595,609)         (522,670)
                                                                                                   -----------       -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES .....................................................     32,432,615        30,902,059
                                                                                                   -----------       -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS .......................................................       (257,974)        2,471,327
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..............................................     19,831,149        23,392,007
                                                                                                   -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................................................   $ 19,573,175      $ 25,863,334
                                                                                                   ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest ......................................................................................   $  7,016,915      $  5,918,749
Taxes .........................................................................................      1,057,056           985,000
SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:
Transfer of loans to OREO .....................................................................   $    471,667      $    240,404

See accompanying notes to consolidated financial statements.

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, Downingtown National Bank (the "Bank"), have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior period amounts not affecting net income are reclassified when necessary to conform with current year classifications. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 1998.

NOTE 2: EARNINGS PER SHARE (EPS)

     Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur from the conversion of common stock equivalents and is computed using the treasury stock method. Earnings per share, dividends per share and weighted average shares outstanding have been adjusted to reflect the effects of the 5% stock dividend paid in December 1998. Net income and weighted average number of shares outstanding for basic and diluted EPS for the three and nine months ended September 30, 1999 and 1998 are reconciled as follows:

                                                                           Three Months Ended September 30,
                                                         ------------------------------------------------------------------------
                                                                        1999                                  1998
                                                         ----------------------------------      --------------------------------
                                                          Income       Shares       Amount        Income     Shares     Amount
Basic EPS:
Income available to common stockholders .............    $689,452     1,527,546     $ 0.45       $ 747,776   1,524,229   $ 0.49
Effect of dilutive common stock
     equivalents-stock options ......................          --        35,611       0.01              --      57,341     0.02
                                                         --------     ---------     ------       ---------   ---------   ------
Diluted EPS .........................................    $689,452     1,563,157     $ 0.44       $ 747,776   1,581,570   $ 0.47
                                                         ========     =========     ======       =========   =========   ======

                                                                           Nine Months Ended September 30,
                                                        -------------------------------------------------------------------------
                                                                        1999                                   1998
                                                        --------------------------------        ---------------------------------
                                                          Income       Shares     Amount          Income       Shares      Amount
Basic EPS:
Income available to common stockholders ..............  $2,063,928    1,525,347   $ 1.35        $2,143,949    1,524,229   $ 1.41
Effect of dilutive common stock
     equivalents-stock options .......................          --       45,489     0.04                --       55,320     0.05
                                                        ----------    ---------   ------        ----------    ---------   ------
Diluted EPS ..........................................  $2,063,928    1,570,836   $ 1.31        $2,143,949    1,579,549   $ 1.36
                                                        ==========    =========   ======        ==========    =========   ======

NOTE 3:   COMPREHENSIVE INCOME

     Comprehensive income includes all changes in stockholders' equity during the period, except those resulting from investments by owners and distributions to owners. Comprehensive income for all periods consisted of net income and other comprehensive (loss) income relating to the change in unrealized (losses) gains on investment securities available for sale, as shown in the following tables:

                                                                   For Three Months ended Sept. 30    For Nine Months ended Sept. 30
                                                                   -------------------------------    ------------------------------
                                                                        1999              1998            1999              1998
                                                                   ------------       ------------    ------------      ------------
COMPREHENSIVE INCOME:
Net Income ......................................................   $ 689,452          $ 747,776      $ 2,063,928       $ 2,143,949
Other comprehensive (loss) income, net of tax,
  relating to unrealized (losses) gains on investments ..........    (486,209)             9,116       (1,441,328)            5,572
                                                                    ----------         ---------       -----------      -----------
Total comprehensive income ......................................   $ 203,243          $ 756,892      $   622,600       $ 2,149,521
                                                                    ==========         =========       ===========      ===========


NOTE 4:   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") which was subsequently amended in June, 1999. This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and those used for hedging activities, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 generally provides for matching of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, so long as the hedge is effective. Prospective application of SFAS No. 133 is required for all fiscal years beginning after June 15, 2000, however earlier application is permitted. DNB has not yet determined the impact, if any, of this statement including its provisions for the potential reclassifications of investment securities, on operations, financial condition and equity and comprehensive income. However, DNB currently has no derivatives covered by this statement and currently conducts no hedging activities.

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     DNB's total assets were $298.4 million at September 30, 1999 compared to $265.4 million at December 31, 1998. Total loans were $170.9 million, up $22.2 million or 15% from $148.7 million at December 31, 1998. The increase was primarily in the real estate loan portfolio which increased $18.1 million or 22%. Investment securities (AFS and HTM) increased $9.1 million or 10% to $102.0 million at September 30, 1999. Federal funds sold were $9.1 million at September 30, 1999, up $2.9 million from December. The overall increase in assets was funded by growth in both deposits and borrowings.

     Deposits and other borrowings at September 30, 1999 totaled $276.4 million, compared to $243.4 million at December 31, 1998. Since December 31, 1998 there have been increases of $14.9 million in money market accounts, $10.2 million in time deposits, $2.6 million in savings deposits. Non-interest bearing deposits increased $1.5 million, while NOW accounts decreased $1.2 million. Approximately half of the overall deposit increase has come from the two new branch openings, which includes the $9.1 million of deposits purchased from Keystone in March. Borrowings were $23.0 million at September 30, 1999, compared to $18.0 million at December 31, 1998. The increase was comprised solely of new FHLB advances.

     At September 30, 1999, total stockholders' equity increased $36,000 to $20.6 million or $13.46 per share, compared to $20.6 million or $13.52 per share at December 31, 1998. The modest increase in stockholders' equity was the result of net income of $2.1 million for the nine months ended September 30, 1999, offset by dividends paid of approximately $596,000 or $.39 per share and the decline in the accumulated other comprehensive income relating to the fair market value, net of taxes, of available-for-sale securities of $1.4 million.

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

     Net interest income increased $317,000 or 13% to $2.7 million for the three month period and $896,000 or 13% to $8.0 million for the nine month period ended September 30, 1999. As shown in the following tables, the increases in net interest income for the three and nine month periods ended September 30, 1999 was attributable to the positive effects of volume changes which were modestly offset by the negative effects of rate changes. The positive impact from volume changes during the three and nine month periods was attributable to significant increases in interest-earning assets, which increased $39 million and $43 million on average, respectively, compared to increases in interest-bearing liabilities which grew $38 million and $41 million, respectively. The negative impact from changes in rates for both periods was primarily attributable to lower available yields on loans and investments partially offset by favorable changes in rates on time deposits.

     The following tables sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three and nine months ended September 30, 1999 compared to the same periods in 1998 (tax-exempt yields have been adjusted to a tax equivalent basis using a 34% tax rate). For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (i) changes in rate (change in rate multiplied by old volume) and (ii) changes in volume (change in volume multiplied by old rate). The net change attributable to the combined impact of rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

                                                                          Three Months Ended September 30, 1999
                                                                                     Compared to 1998
                                                                          -------------------------------------
                                                                                 Increase (Decrease) Due to
                                                                                 --------------------------
(Dollars in Thousands)                                                             Rate     Volume    Total
                                                                                 -------    ------   ------

Interest-earning assets:
Loans .........................................................................   $ (67)   $ 585    $ 518
Investment securities-taxable .................................................     (33)     226      193
Investment securities-tax exempt ..............................................      --      149      149
Federal funds sold ............................................................     (28)    (158)    (186)
                                                                                  -----    -----    -----
     Total ....................................................................    (128)     802      674
                                                                                  -----    -----    -----

Interest-bearing liabilities:
Savings, NOW & money market deposits ..........................................      47      190      237
Time deposits .................................................................    (154)     137      (17)
FHLB advances .................................................................       2       99      101
                                                                                  -----    -----    -----
Total .........................................................................    (105)     426      321
                                                                                  -----    -----    -----
Net interest income/inerest rate spread .......................................   $ (23)   $ 376    $ 353
                                                                                  =====    =====    =====


                                                                              Nine Months Ended September 30, 1999
                                                                                         Compared to 1998
                                                                              ------------------------------------
                                                                                    Increase (Decrease) Due to
                                                                                    ----------------------------
(Dollars in Thousands)                                                               Rate      Volume      Total
                                                                                    ------    -------     ------
Interest-earning assets:
Loans .........................................................................   $  (229)   $ 1,575    $ 1,346
Investment securities-taxable .................................................      (117)       943        826
Investment securities-tax exempt ..............................................        --        436        436
Federal funds sold ............................................................       (85)      (427)      (512)
                                                                                    ------    -------     ------
     Total ....................................................................      (431)     2,527      2,096
                                                                                    ------    -------     ------

Interest-bearing liabilities:
Savings, NOW & money market deposits ..........................................        99        466        565
Time deposits .................................................................      (184)       258         74
Other borrowings ..............................................................        --        456        456
                                                                                    ------    -------     ------
Total .........................................................................       (85)      1,180      1,095
                                                                                    ------    -------     ------
Net interest income/interest rate spread ......................................     $(346)    $ 1,347     $1,001
                                                                                    ======    =======     ======

PROVISION FOR LOAN LOSSES

     To provide for inherent losses in the loan portfolio, DNB maintains an allowance for loan losses. To maintain an adequate allowance, management charges the provision for loan losses against income. Loan losses are charged directly against the allowance and recoveries on previously charged-off loans are added to the allowance. In establishing its allowance for loan losses, management considers the size and risk exposure of each segment of the loan portfolio, past loss experience, present indicators of risk such as delinquency rates, levels of nonaccruals, the potential for losses in future periods, and other relevant factors. Management's evaluation of the loan portfolio generally includes reviews, on a sample basis, of individual borrowers regardless of size and reviews of problem borrowers of $100,000 or greater. Consideration is also given to examinations performed by regulatory agencies, primarily the Office of the Comptroller of the Currency ("OCC"). The provisions are based on management's review of the economy, interest rates, general market conditions, estimates of the fair value of collateral, financial strength and ability of the borrowers and guarantors to pay, and considerations regarding the current and anticipated operating or sales environment. These estimates are particularly susceptible to change and may result in a material adjustment to the allowance. While management uses the latest information available to make its evaluation of the adequacy of the allowance, future adjustments may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

     There were no provisions made during the nine months ended September 30, 1999, since management determined the allowance for loan losses was adequate based on its analysis and the level of net charge-offs/recoveries compared to the total allowance. Net loan recoveries were $26,000 for the nine months ended September 30, 1999, compared to net loan charge-offs of $76,000 for the year ended December 31, 1998 and net loan charge-offs of $111,000 for the nine months ended September 30, 1998. Another measure of the adequacy of the allowance is the coverage ratio of the allowance to non-performing loans, which was 242% at September 30, 1999. In addition, the ratio of non-performing loans to total loans has steadily declined over the last five years and was 1.3% at September 30, 1999.

     The following table summarizes the changes in the allowance for loan losses for the periods indicated. Real estate includes both residential and commercial real estate.


                                                  9 Months     Year     9 Months
                                                    Ended      Ended      Ended
(Dollars in Thousands)                             9/30/99    12/31/98   9/30/98
                                                   -------    --------   -------

Beginning balance ..............................   $ 5,205    $ 5,281   $ 5,281
Provisions .....................................        --         --        --
Loans charged off:
       Real estate .............................       (14)       (59)      (59)
       Commercial ..............................        --       (233)     (218)
       Consumer ................................       (26)       (11)       (9)
                                                   -------    -------   -------
           Total charged off ...................       (40)      (303)     (286)
                                                   -------    -------   -------
Recoveries:
       Real estate .............................        12        144       139
       Commercial ..............................         1         71        27
       Consumer ................................        53         12         9
                                                   -------    -------   -------
           Total recoveries ....................        66        227       175
                                                   -------    -------   -------
Net recoveries (charge-offs) ...................        26        (76)     (111)
                                                   -------    -------   -------
Ending balance .................................   $ 5,231    $ 5,205   $ 5,170
                                                   =======    =======   =======

NON-INTEREST INCOME

     Total non-interest income includes service charges on deposit products, fees received by DNB's Investment Services and Trust Division; and other sources of income such as net gains on sales of investment securities and other real estate owned ("OREO") properties, fees for cash management services, safe deposit box rentals, issuing travelers' checks and money orders, check cashing, lockbox services and similar activities.

     For the three and nine month periods ended September 30, 1999, non-interest income was $494,000 and $1.3 million, respectively, compared to $419,000 and $1.2 million for the same periods in 1998. Service charges increased $68,000 and $74,000, to $168,000 and $456,000 for the three and nine month periods ended September 30, 1999. The increase in service charge income is due, in general, to increased deposit volume. Specific categories such as NSF fees, business analysis and cycle charges have all risen significantly.

NON-INTEREST EXPENSE

     Non-interest expense includes salaries & employee benefits, furniture & equipment, occupancy, professional & consulting fees as well as printing & supplies, insurance, advertising and other less significant expense items.

     Non-interest expenses increased $512,000 to $2.2 million and $1.0 million to $6.2 million for the three and nine month periods ended September 30, 1999. The increase during both periods resulted primarily from higher levels of expenses in all categories due to DNB's recent branch expansion and investment in technology.

     Salaries & employee benefits increased $155,000 or 16% to $1.1 million and $197,000 or 6% to $3.2 million for the three and nine month periods ended September 30, 1999, compared to $986,000 and $3.0 million for the same periods in 1998. The increase in this category was primarily caused by staff hired for our new Kennett Square and West Goshen branches.

     Furniture & equipment expense increased approximately $60,000 or 33% to $240,000 and $190,000 or 39% to $678,000 for the three and nine months ended September 30, 1999, respectively. The increases for both periods relate to higher levels of depreciation and maintenance resulting from equipment purchased during the last fifteen months to up-grade DNB's back-office and branch processing.

     Occupancy expense increased approximately $41,000 or 37% to $152,000 and $114,000 or 35% to $438,000 for the three and nine months ended September 30, 1999, respectively. This compares to $111,000 and $324,000 for the same periods in 1998. The increases in this category reflect the higher costs incurred during the year for repairs and maintenance of our community offices, as well as the addition of rent expense for our new West Goshen office.

     Advertising & marketing increased $53,000 or 102% to $105,000 and $155,000 or 90% to $328,000 for the three and nine months ended September 30, 1999, respectively. This compares to $52,000 and $172,000 for the same periods in 1998. The increase for both periods is attributable to advertising for our new branches (including grand opening costs), as well as increased advertising relating to employee recruitment.

     Professional & consulting fees increased $68,000 or 134% to $119,000 and $102,000 or 55% to $287,000 for the three and nine months ended September 30, 1999. This compares to $51,000 and $173,000 for the same periods in 1998. DNB incurred significant expenses during the year for legal costs related to the new branches and several non-performing loans. In addition, DNB incurred significant costs from other consultants related to the Bank's technology upgrade.

     Printing & supplies increased $47,000 or 153% to $78,000 and $65,000 or 53% to $190,000 for the three and nine months ended September 30, 1999. This compares to $31,000 and $124,000 for the same periods in 1998. The increase is attributable to costs incurred for supplies and brochures relating to new deposit products, the Investment Services and Trust Division and new branches.

     Other expenses include such items as PA shares tax, insurance, ATM charges, OREO expense, satisfaction fees, appraisal fees, telephone & fax, and other miscellaneous expenses. Other expenses increased $87,000 or 32% and $205,000 or 27% for the three and nine month periods ended September 30, 1999 to $363,000 and $1,035,000 compared to $275,000 and $831,000 for the same respective periods in 1998.

INCOME TAXES

     Income tax expense was $323,000 and $966,000 for the three and nine months ended September 30, 1999 compared with $384,000 and $928,000 for the three and nine months ended September 30, 1998. The rates used for income taxes for both periods were less than the statutory rate as a result of tax exempt interest income.

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

     The following table sets forth those assets that are: (i) on nonaccrual status, (ii) contractually delinquent by 90 days or more and still accuring and
(iii) other real estate owned as a result of foreclosure  or voluntary  transfer to DNB.

                                                                         Sept. 30    Dec. 31   Sept. 30
(Dollars in Thousands) ................................................     1999       1998      1998
                                                                         --------    -------   --------

Nonaccrual Loans:
     Residential mortgage .............................................   $   40     $  250     $  381
     Commercial mortgage ..............................................      494      1,063      1,069
     Commercial .......................................................      805        990        797
     Consumer .........................................................       86        114         87
                                                                          ------     ------     ------
Total nonaccrual loans ................................................    1,425      2,417      2,334
                                                                          ------     ------     ------

Loans 90 days past due and still accruing .............................      739        699        711
                                                                          ------     ------     ------
Total non-performing loans ............................................    2,164      3,116      3,045
Other real estate owned ...............................................       83        139        196
                                                                          ------     ------     ------
Total non-performing assets ...........................................   $2,247     $3,255     $3,241
                                                                          ======     ======     ======

     The following table sets forth DNB's asset quality and allowance coverage ratios at the dates indicated:

                                                                                     Sept. 30   Dec. 31   Sept. 30
                                                                                       1999       1998      1998
                                                                                     --------   -------   --------
Non-performing Loans/Total Loans ................................................        1.3%      2.1%      2.1%
Non-performing Assets/Total Loans and OREO ......................................        1.3       2.2       2.5
Allowance for Loan Losses/Total Loans ...........................................        3.1       3.5       3.6
Allowance for Loan Losses/Total Loans and OREO ..................................        3.1       3.5       3.6
Allowance for Loan Losses/Non-performing Assets .................................      232.8     159.9     159.5
Allowance for Loan Losses/Non-performing Loans ..................................      241.7     167.0     169.8

     If interest income had been recorded on nonaccrual loans, interest would have increased as shown in the following table:

                                                                         9 Months       Year       9 Months
                                                                           Ended       Ended        Ended
(Dollars in thousands) ................................................   9/30/99     12/31/98     9/30/98
                                                                          -------     --------     -------
Interest income which would have been recorded
       under original terms ...........................................    $ 83        $ 194       $ 142
Interest income recorded during the period ............................      (7)         (92)        (69)
                                                                           -----       ------       -----
Net impact on interest income .........................................    $ 76        $ 102       $  73
                                                                           =====       ======       =====


     As of September 30, 1999, DNB had impaired loans with a total recorded investment of $881,000 and an average recorded investment for the nine month period ended September 30, 1999 of $1.3 million. As of September 30, 1999, there was no related allowance for credit losses necessary for these impaired loans. Total cash collected on impaired loans was credited to the outstanding principal balance in the amount of $83,000 during the nine months ended September 30, 1999 and no interest income was recorded on such loans during the period.

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

     At September 30, 1999 DNB has $16.5 million in commitments to fund commercial real estate, construction and land development. In addition, DNB had commitments to fund $2.7 million in home equity lines of credit and $6.6 million in other unused commitments. Management anticipates the majority of these commitments will be funded by means of normal cash flows. In addition, $31.2 million of time deposits at DNB are scheduled to mature during the three months ending December 31, 1999. Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by maturing loans and investments.

     Stockholders' equity increased to $20.6 million at September 30, 1999 as a result of the $2,064,000 profit reported for the nine months then ended and after dividends paid of approximately $596,000 year-to-date, largely offset by the $1.4 million change in unrealized loss on the available-for-sale investment portfolio. The Bank's common equity position at September 30, 1999 exceeds the 1999 regulatory required minimums. The following table summarizes data and ratios pertaining to the Bank's capital structure.

                                                                                     To Be Well
                                                                                  Capitalized Under
                                                                For Capital       Prompt Corrective
                                                 Actual      Adequacy Purposes    Action Provisions
                                             -------------   -----------------    -----------------
(Dollars in thousands) .................     Amount  Ratio     Amount   Ratio     Amount     Ratio
----------------------------------------     ------  -----   --------   ------    -------    ------
As of September 30, 1999:
   Total risk-based capital ............   $ 23,897  11.72%   $16,308   8.00%     $20,385    10.00%
   Tier 1 capital ......................     21,316  10.46      8,154   4.00       12,231     6.00
   Tier 1 (leverage) capital ...........     21,316   7.29     11,702   4.00       14,627     5.00

     In addition, the Federal Reserve Bank (the "FRB") leverage ratio rules require bank holding companies to maintain a minimum level of "primary capital" to total assets of 5.5% and a minimum level of "total capital" to total assets of 6%. For this purpose, (i) "primary capital" includes, among other items, common stock, contingency and other capital reserves, and the allowance for loan losses, (ii) "total capital" includes, among other things, certain subordinated debt, and "total assets" is increased by the allowance for loan losses. DNB's primary capital ratio and its total capital ratio are both 9.0%, well in excess of FRB requirements.

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

     In order to address these Year 2000 issues, DNB has developed a comprehensive approach beginning with the establishment of a Technology Steering Committee. The Committee has developed and implemented a compliance plan, which is divided into five phases: (1) awareness; (2) assessment; (3) renovation; (4) internal validation & testing; and (5) implementation. The goal is to ensure that each organizational function, system, application, file, program and database will correctly process, provide and/or receive data at the century date change beginning December 31, 1999.

     DNB has completed the five phases of its plan for all of its mission-critical systems, and has substantially completed the five phases for its non-mission critical systems. In addition to mission-critical systems, DNB has identified and is monitoring the Year 2000 readiness of other vendors and service providers and has established contingency plans for alternate suppliers based upon target compliance time frames.

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

     DNB has developed a business resumption contingency plan which outlines its courses of action in the event of a Year 2000-related systems failure. The plan was developed to help DNB resume operations in an orderly fashion and to continue providing essential services in the event of the most reasonably likely worst case scenarios. At this point, DNB has completed the four-
     phase process recommended by regulators. The project was completed by July 14, 1999. During September and October, the plans were internally validated in order to judge the effectiveness and reasonableness of the contingency strategies. Management believes that DNB is Year 2000 compliant.

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

     The costs of Year 2000 compliance totaled $104,000 through September 30, 1999. All of these expenses have been funded from normal operating cash flow. DNB does not expect to incur any additional material Year 2000 compliance related expenditures through the end of the year.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes Modified Duration of Equity and Economic Value of Portfolio Equity ("EVPE") models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different if rates change. Results falling outside prescribed ranges require action by management. At September 30, 1999 and December 31, 1998, DNB's variance in the economic value of equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points is within its negative 3% guideline, as shown in the tables below.


                               SEPTEMBER 30, 1999
-----------------------------------------------------------------------------------------------
Change in Rates ...........................................       Flat      -200bp      +200bp
                                                                ------      ------      ------
Economic  Value of
  Portfolio  Equity .......................................   $ 26,816    $ 29,908    $ 17,991
Change ....................................................                  3,091      (8,825)
Change as a % of assets ...................................                  1.04%      (2.96%)


                               DECEMBER 31, 1998
----------------------------------------------------------------------------------------------

Change in Rates ...........................................      Flat        -200bp      +200bp
                                                                ------       ------      ------
Economic Value of
  Portfolio Equity ........................................   $ 28,307     $ 26,244    $ 20,505
Change ....................................................                  (2,062)     (7,802)
Change as a % of assets....................................                   (.78%)     (2.94%)

     The change in EVPE, in a falling rate environment, from December 31, 1998 compared to September 30, 1999 is attributable to changes in the portfolio mix of the investment portfolio as DNB purchased US Agency and tax-free municipal bonds with call dates beyond two years.

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

                                                     DNB FINANCIAL CORPORATION
                                                             (Registrant)



DATE:  November 15, 1999                             /S/ Henry F. Thorne
                                                     Henry F. Thorne, President
                                                     and Chief Executive Officer



DATE:  November 15, 1999                             /S/ Bruce E. Moroney
                                                     Bruce E.Moroney
                                                     Chief Financial Officer