Form 10-K405
period 1999-12-31
DNB FINANCIAL CORP /PA/
filed 2000-03-23
CIK 713671

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT 1934

                   For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from ______ to _______  Commission file Number 0-16667

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ] Yes [ ] No

     As of March 23, 2000, the aggregate market value of the 1,527,404 shares of Common Stock of the Registrant issued and outstanding on such date, excluding 218,375 shares beneficially owned by all directors and officers of the Registrant as a group, was approximately $22.0 million. This figure is based on the closing sales price of $14.375 per share of the Registrant's Common Stock on March 22, 2000.

        Number of shares of Common Stock outstanding as of March 23, 2000
                                    1,611,339

                       DOCUMENTS INCORPORATED BY REFERENCE
        Portions of the following documents are incorporated by reference

Parts I, III and IV - Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2000. Parts II and IV - Annual Report to Stockholders for the Year Ended December 31, 1999.

                            DNB FINANCIAL CORPORATION

                                Table of Contents

Part I                                                                                         Page
----------------------------------------------------------------------------------------------------
     Item  1.  Business                                                                           3

     Item  2.  Properties                                                                        10

     Item  3.  Legal Proceedings                                                                 11

     Item  4.  Submission of Matters to a Vote of Security Holders                               11


Part II
     Item  5.  Market for Registrant's Common Equity and Related                                 11
               Stockholder Matters

     Item  6.  Selected Financial Data                                                           11

     Item  7.  Management's Discussion and Analysis of Financial                                 11
               Condition and Results of Operations

     Item  7a. Quantitative and Qualitative Disclosures About Market Risk                        11

     Item  8.  Financial Statements Supplementary Data                                           11

     Item  9.  Changes in and Disagreements with Accountants                                     11
               on Accounting and Financial Disclosure


Part III
     Item 10.  Directors and Executive Officers of the Registrant                                11

     Item 11.  Executive Compensation                                                            11

     Item 12.  Security Ownership of Certain                                                     12
               Beneficial Owners and Management

     Item 13.  Certain Relationships and Related Transactions                                    12


Part IV
     Item 14.  Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K                                                               12

Signatures                                                                                       14

                            DNB FINANCIAL CORPORATION
                                    FORM 10-K

                                     Part I

         Item 1.      Business

                                     General

                  DNB Financial Corporation (the "Registrant"), a Pennsylvania business corporation, is a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System (Federal Reserve Board). Registrant was incorporated on October 28, 1982 and commenced operations on July 1, 1983 upon consummation of the acquisition of all of the outstanding stock of The Downingtown National Bank (the "Bank"). Since commencing operations, Registrant's business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. Registrant has one wholly-owned subsidiary, the Bank. At December 31, 1999, Registrant had total consolidated assets, total liabilities and stockholders' equity of $301.3 million, $280.8 million, and $20.5 million, respectively.

                  The Bank was organized in 1861. The Bank is a national banking association that is a member of the Federal Reserve System, the deposits of which are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a full service commercial bank providing a wide range of services to individuals and small to medium sized businesses in its southeastern Pennsylvania market area, including accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans. In addition, the Bank has one limited service branch and a full-service Trust and Investment Services Division. The Bank's subsidiary, Downco, Inc. was incorporated in December, 1995 for the purpose of acquiring and holding other real estate owned acquired through foreclosure or deed in lieu of foreclosure and now owns certain Bank-occupied real estate.

                  The Bank's legal headquarters are located at 4 Brandywine Avenue, Downingtown, Pennsylvania. As of December 31, 1999, the Bank had total assets of $301.3 million, total deposits of $254.9 million and total stockholders' equity of $20.5 million. The Bank's business is not seasonal in nature. Its deposits are insured by the FDIC to the extent provided by law. At December 31, 1999, the Bank had 97 full-time employees and 12 part-time employees.

                  The Bank derives its income principally from interest charged on loans and, to a lesser extent, interest earned on investments and fees received in connection with the origination of loans and for other services. The Bank's principal expenses are interest expense on deposits and borrowings and operating expenses. Funds for activities are provided principally by operating revenues, deposit growth and the repayment of outstanding loans.

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

                  Permitted Non-Banking Activities. The Federal Reserve Board permits bank holding companies to engage in non-banking activities so closely related to banking or managing or controlling banks as to be a proper incident thereto. A number of activities are authorized by Federal Reserve Board regulation, while other activities require prior Federal Reserve Board approval. The types of permissible activities are subject to change by the Federal Reserve Board. Recent revisions to the Bank Holding Company Act contained in the Federal Gramm-Leach Bliley Act of 1999 permit certain eligible bank holding companies to qualify as

         "financial holding companies" and thereupon engage in a wider variety of financial services such as securities and insurance activities.

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

                            Pennsylvania Banking Laws

                  Under the Pennsylvania Banking Code of 1965, as amended ("PA Code"), the Registrant is permitted to control an unlimited number of banks, subject to prior approval of the Federal Reserve Board as more fully described above. The PA Code authorizes reciprocal interstate banking without any geographic limitation. Reciprocity between states exists when a foreign state's law authorizes Pennsylvania bank holding companies to acquire banks or bank holding companies located in that state on terms and conditions substantially no more restrictive than those applicable to such an acquisition by a bank holding company located in that state. Interstate ownership of banks in Pennsylvania with banks in Delaware, Maryland, New Jersey, Ohio, New York and other states, is currently authorized. A number of additional states are considering legislation to authorize reciprocal interstate banking. (See discussion of 1994 Interstate and PA Banking Legislation on Page
         9)

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

                  The Bank is in compliance with each of these capital rules, and as of December 31, 1999 the required ratios and the Bank's actual ratios are as follows:

              Capital Rule                       Required Ratio               Bank's Ratio                Excess
         Tier 1 Risk-Based Capital                  4.00%                         10.47%                   6.47%
         Total (Tiers 1 and 2)
               Risk-Based Capital                   8.00                          11.74                    3.74
         Leverage Ratio                             4.00                           7.26                    3.26

                  On the basis of an analysis of the rules and the projected composition of the Registrant's consolidated assets and the risks presented by the Bank's activities, it is not expected that the foregoing capital rules will have a material effect on the Registrant's business and capital plans.

                  Deposit Insurance Assessments. All Federally insured depository institutions pay special assessments toward the funding of interest payments on FICO bonds which were issued in 1989 to fund the savings and loan bailout. The special assessments, which were effective for periods commencing January 1, 1997, are calculated on a deposit-by-deposit basis and differs depending upon whether a deposit is insured by SAIF or BIF. Currently, the special assessment rates are
         6.1 basis points on all SAIF-assessable deposits, and 20% of that rate, or approximately 1.2 basis points, on all BIF-assessable deposits, regardless of whether an institution is a "bank", a "savings association". After December 31, 1999, all assessable deposits at all institutions will be assessed at the same rates in order to pay FICO bond interest.

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

                  For the capital measure, institutions are assigned semiannually to one of three capital groups according to their levels of supervisory capital as reported on their Call Reports: "well capitalized" (group 1), "adequately capitalized" (group 2) and "undercapitalized" (group 3). The capital ratio standards for classifying an institution in one of these three groups are total risk-based capital ratio (10 percent or greater for group 1, and between 8 and 10 percent for group 2), the Tier 1 risk-based capital ratio (6 percent or greater for group 1, and between 4 and 6 percent for group 2), and the leverage capital ratio (5 percent or greater for group 1, between 4 and 5 percent for group 2). Management believes that the Bank has met the definition of "well capitalized" for regulatory purposes on December 31, 1999 and thereafter.

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

                  The following table sets forth the current BIF assessment rates by capital group and supervisory risk subgroup (with no minimum assessment amount):

                                                   Supervisory subgroup
                      Capital Group             A            B          C
                      -------------            ---------------------------
                               1                 0            3         17
                               2                 3           10         24
                               3                10           24         27

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

         Item 2.  Properties

                  The main office of the Bank is located at 4 Brandywine Avenue, Downingtown, Pennsylvania 19335. The Registrant's registered office is also at this location. The Registrant pays no rent or other form of consideration for the use of the Bank's main office as its principal executive office. The Bank also has an operations center located at 104 Brandywine Avenue, Downingtown. With the exception of the West Goshen office and a limited service office at Tel Hai, both of which are leased, the Bank owns all of its existing branches as described below which had a net book value of $3.7 million including leasehold improvements at December 31, 1999.

                  The bank has eight full service offices located in Chester County, Pennsylvania. In addition to the Main Office discussed above, they are: Little Washington Office (Intersection of Route 322 and Little Washington Road, Downingtown), East End Office (701 East Lancaster Avenue, Downingtown), Lionville Office (Intersection of Route 100 and Welsh Pool Road, Exton), Ludwig's Corner Office (Intersection of Routes 100 and 401, Uwchland), Caln Office (1835 East Lincoln Highway, Coatesville), West Goshen Office (1115 West Chester Pike, West Chester), Kennett Square Office (215 E. Cypress St., Kennett Square). The Bank also has a limited service office at Tel Hai Retirement Community (Beaver Dam Road, Honey Brook. The Bank has also received OCC approval for a de novo full service office at 111 East Lincoln Highway, Exton, PA. The Bank anticipates a third quarter 2000 opening of this facility.

         Item 3.  Legal Proceedings

                  DNB is a party to a number of lawsuits arising in the ordinary course of business. While any litigation causes an element of uncertainty, management is of the opinion that the liability, if any, resulting from the actions, will not have a material effect on the accompanying financial statements.

         Item 4.  Submission of Matters to a Vote of Security Holders

                  Not applicable.

                                     Part II

         Item 5.  Market  for   Registrant's   Common   Equity  and  Related
                  Stockholder Matters

                  The information required herein is incorporated by reference in the Registrant's Annual Report to Stockholders ("Annual Report") for the fiscal year ended December 31, 1999 at page 19 filed as Exhibit 13.

         Item 6.  Selected Financial Data

                  The information required herein is incorporated by reference in the Registrant's Annual Report for the year ended December 31, 1999 at page 1 filed as Exhibit 13.

         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  The information required herein is incorporated by reference in the Registrant's Annual Report for the year ended December 31, 1999 from pages 4 to 20 filed as Exhibit 13.

         Item 7a. Quantitative and Qualitative Disclosures About Market Risk

                  The information required by this item is incorporated herein by reference to pages 16 and 17 of Registrant's 1999 Annual Report to Shareholders attached to this filing as Exhibit 13.

         Item 8.  Financial Statements and Supplementary Data

                  The information required herein is incorporated by reference in the Registrant's Annual Report for the year ended December 31, 1999 from pages 21 to 41 filed as Exhibit 13.

         Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  None

                                    Part III

         Item 10. Directors and Executive Officers of the Registrant

                  The information required herein is incorporated by reference in the Registrant's Proxy Statement from pages 4 to 6 filed as Exhibit 22.

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

                                     Part IV

    Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
                   (A) Documents filed as part of this report

                        (1.) The Annual Report to Stockholders of the Registrant
                             for the year ended December 31, 1999.

                        (2.) All  schedules  are  omitted  because  they are not
                             applicable or the required information is shown in the financial statements or notes thereto.

                        (3.) Exhibits, pursuant to Item 601 of Regulation S-K.


  Exhibit Number
   Referred to
   Item 601 of
  Regulation S-K       Description of Exhibit
  ----------------     ----------------------

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

     3.4 Amended by-laws of the Registrant filed on July 20, 1990, at Item 7C to Form 8-K, date of report July 18, 1990 (No. 0-16667) and hereby incorporated by reference.

     3.5 Amended Articles of Incorporation of the Registrant effective May 18, 1998, filed on March 26, 1999 at Item
                        3.5 to Form 10-K for the fiscal year ended December 31, 1999, and hereby incorporated by reference.

    10.1 Employment agreement between Downingtown National Bank and Henry F. Thorne dated December 31, 1996, filed on March 26, 1999 at Item 10.1 to Form 10-K for the fiscal year ended December 31, 1999, and hereby incorporated by reference.

    10.2 Form of Change of Control Agreements dated May 5, 1998 between DNB Financial Corporation and Downingtown National Bank and the following executive officers:
                        Richard L. Bergey; Ronald K. Dankanich; J. William Erb; Eileen M. Knott; Bruce E. Moroney and Joseph M. Stauffer, filed on March 26, 1999 at Item 10.2 to Form 10-K for the fiscal year ended December 31, 1999, and hereby incorporated by reference.


    10.3 One branch purchase and assumption agreement between Keystone Financial Bank, NA as Seller and Downingtown National Bank as Purchaser as of January 6, 1998 - 215 East Cypress Street, Kennett Square, Chester County, PA, filed on March 26, 1999 at Item 10.3 to Form 10-K for the fiscal year ended December 31, 1999, and hereby incorporated by reference.

    11 Statement of Computation of earnings per share, see footnote #11 in Annual Report of the Registrant for the year ended December 31, 1999, attached hereto as Exhibit 13 and incorporated herein by reference.

    13 Annual Report to Stockholders for the year ended December 31, 1999 (This document shall be deemed to have been "Filed" only to the extent of the material incorporated herein by reference)

    21                  List of Subsidiaries.

    22 Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2000 and hereby incorporated by reference

    23 Consent of KPMG LLP, Independent Certified Public Accountants dated March 21, 2000 to S-8 Registration Statement

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

                                             DNB FINANCIAL CORPORATION

         March 23, 2000
                                             BY:     /s/ Henry F. Thorne
                                                     Henry F. Thorne,
                                                     President and
                                                     Chief Executive Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons and on behalf of the Registrant and in the capacities and on the dates indicated.


         /s/ Henry F. Thorne                                   March 23, 2000
         ---------------------------------------
         Henry F. Thorne, President,
         Chief Executive Officer and Director

         /s/ Bruce E. Moroney                                  March 23, 2000
         ---------------------------------------
         Bruce E. Moroney
         Chief Financial Officer
         (Principal Accounting Officer)

         /s/ Robert J. Charles                                 March 23, 2000
         ---------------------------------------

         Robert J. Charles
         Chairman of the Board

         /s/ Vernon J. Jameson                                 March 23, 2000
         ---------------------------------------
         Vernon J. Jameson
         Vice-Chairman of the Board

         /s/ Thomas R. Greenleaf                               March 23, 2000
         ---------------------------------------
         Thomas R. Greenleaf
         Director

         /s/ William S. Latoff                                 March 23, 2000
         ---------------------------------------
         William S. Latoff
         Director

         /s/ Joseph G. Riper                                   March 23, 2000
         ---------------------------------------
         Joseph G. Riper
         Director

         /s/Louis N. Teti                                      March 23, 2000
         ---------------------------------------
         Louis N. Teti
         Director

         /s/James H. Thornton                                  March 23, 2000
         ---------------------------------------
         James H. Thornton
         Director