Form 10-Q
period 2000-03-31
DNB FINANCIAL CORP /PA/
filed 2000-05-15
CIK 713671

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934.

                 For the quarterly period ended: March 31, 2000
                                       or

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

                           [X] Yes                   [    ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock ($1.00 Par Value)                            1,611,339
               (Class)                                (Shares Outstanding as of
                                                            May 15, 2000)
------------------------------------------------------------------------

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY

                                      INDEX

PART  I - FINANCIAL INFORMATION                                         PAGE NO.

ITEM 1.       FINANCIAL STATEMENTS (Unaudited):

     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
     March 31, 2000 and December 31, 1999                                      3
     CONSOLIDATED STATEMENTS OF OPERATIONS
     Three Months Ended March 31, 2000 and 1999                                4

     CONSOLIDATED STATEMENTS OF CASH FLOWS
     Three Months Ended March 31, 2000 and 1999                                5

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     March 31, 2000 and December 31, 1999                                      6

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    8

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS                                               17

ITEM 2.       CHANGE IN SECURITIES                                            17

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                                 17

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF                              17
              SECURITY HOLDERS

ITEM 5.       OTHER INFORMATION                                               17

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                17

SIGNATURES                                                                    18

---------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands, except share amounts)
---------------------------------------------------------------------------------------------------------
                                                                              March 31,        December 31,
                                                                                2000               1999
                                                                           -----------         -----------
ASSETS

Cash and due from banks ......................................               $   8,044           $  11,226
Federal funds sold ...........................................                   1,914               6,304
                                                                           -----------         -----------
Cash and cash equivalents ....................................                   9,958              17,530
Investment securities available for sale, at market value.....                  74,366              62,988
Investment securities (market value $42,052
   in 2000 and $39,869 in 1999) ..............................                  43,067              40,683
Loans, net of unearned income ................................                 172,230             171,456
   Allowance for loan losses .................................                  (5,058)             (5,085)
                                                                           -----------         -----------
Net loans ....................................................                 167,172             166,371
                                                                           -----------         -----------
Office property and equipment ................................                   5,716               5,776
Accrued interest receivable ..................................                   2,070               1,804
Other real estate owned ......................................                     183                  83
Deferred income taxes ........................................                   1,831               2,002
Other assets .................................................                   4,395               4,112
                                                                           -----------         -----------
TOTAL ASSETS ................................................                $ 308,758           $ 301,349
                                                                           ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES

Non-interest-bearing deposits ................................               $  33,157           $  31,864
Interest-bearing deposits:
   NOW .......................................................                  40,652              39,501
   Money market ..............................................                  46,732              47,517
   Savings ...................................................                  31,190              30,199
   Time ......................................................                 111,153             105,800
                                                                            ----------         -----------
TOTAL DEPOSITS ...............................................                 262,884             254,881
                                                                           -----------         -----------
Federal Home Loan Bank advances & other borrowings............                  22,745              23,746
Accrued interest payable ...................................                     1,234               1,078
Other liabilities ............................................                     501               1,106
                                                                           -----------         -----------
TOTAL LIABILITIES ............................................                 287,364             280,811
                                                                           -----------         -----------

STOCKHOLDERS' EQUITY
Preferred stock, $10.00 par value;
   1,000,000 shares authorized; none issued ..................                    --                  --
Common stock, $1.00 par value;
   10,000,000 shares authorized; 1,611,339 and 1,609,463......
   issued and outstanding, respectively ......................                   1,611               1,609
Surplus ......................................................                  18,570              18,555
Retained earnings ............................................                   2,903               2,429
Accumulated other comprehensive loss .........................                  (1,690)             (2,055)
                                                                           -----------         -----------
TOTAL STOCKHOLDERS' EQUITY ...................................                  21,394              20,538
                                                                           -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................               $ 308,758           $ 301,349
                                                                           ===========         ===========


See accompanying notes to consolidated financial statements.


---------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share amounts)
---------------------------------------------------------------------------------------------------------------------
                                                                                     Three Months Ended March 31
                                                                                     ---------------------------
                                                                                2000                            1999
                                                                               ------                          ------
INTEREST INCOME:
Interest and fees on loans ..........................                          $3,565                          $3,125
Interest on investment securities:
   Taxable ..........................................                           1,709                           1,424
   Exempt from Federal taxes ........................                             114                             104
Interest on Federal funds sold ......................                              67                              44
                                                                               ------                          ------
Total interest income ...............................                           5,455                           4,697
                                                                               ------                          ------
INTEREST EXPENSE:
Interest on time deposits ...........................                           1,475                           1,299
Interest on NOW, money market and savings ...........                             927                             692
Interest on FHLB advances ...........................                             293                             229
Interest on other borrowings ........................                              26                            --
                                                                               ------                          ------
Total interest expense ..............................                           2,721                           2,220
                                                                               ------                          ------
NET INTEREST INCOME .................................                           2,734                           2,477
PROVISION FOR LOAN LOSSES ...........................                            --                              --
                                                                               ------                          ------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES .                           2,734                           2,477
                                                                               ------                          ------
NON-INTEREST INCOME:
Service charges .....................................                             166                             130
Trust income ........................................                             124                              82
Other ...............................................                             103                             155
                                                                               ------                          ------
Total non-interest income ...........................                             393                             367
                                                                               ------                          ------
NON-INTEREST EXPENSE:
Salaries and employee benefits ......................                           1,162                           1,023
Furniture and equipment .............................                             258                             213
Occupancy ...........................................                             151                             122
Professional and consulting .........................                             113                              96
Printing and supplies ..............................                               61                              64
Advertising and marketing ...........................                              83                              88
Other ...............................................                             322                             320
                                                                               ------                          ------
Total non-interest expense ..........................                           2,150                           1,926
                                                                               ------                          ------
INCOME BEFORE INCOME TAXES ..........................                             977                             918
INCOME TAX EXPENSE ..................................                             293                             291
                                                                               ------                          ------
NET INCOME ..........................................                          $  684                          $  627
                                                                               ======                          ======
EARNINGS PER SHARE:
   Basic ............................................                      $     0.42                      $     0.39
   Diluted ..........................................                            0.42                            0.38

CASH DIVIDENDS PER SHARE ............................                            0.13                            0.12

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic ...............................................                       1,610,829                       1,600,543
Diluted .............................................                       1,627,245                       1,644,327

See accompanying notes to consolidated financial statements.

-------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
-------------------------------------------------------------------------------------------------------------------
                                                                                    Three Months Ended March 31
                                                                                    ---------------------------
                                                                                  2000                        1999
                                                                                  ----                        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..................................................                  $   684                    $   627
Adjustments to reconcile net income to net cash provided.....
          by operating activities:
Depreciation, amortization and accretion, net ...............                      189                        178
Gain on sale of OREO ........................................                      --                         (46)
Increase in interest receivable .............................                     (266)                      (122)
Increase in other assets ....................................                     (283)                    (1,107)
Increase in interest payable ................................                      156                         35
Increase in current taxes payable ...........................                      293                        234
(Decrease) increase in other liabilities ....................                     (897)                       240
                                                                               -------                    -------
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES ............                     (124)                        39
                                                                               -------                    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities & paydowns of AFS securities .......                      926                      1,059
Proceeds from maturities & paydowns of HTM securities .......                    2,147                      1,503
Purchase of AFS securities ..................................                  (11,766)                    (4,606)
Purchase of HTM securities ..................................                   (4,542)                    (1,000)
Net increase in loans .......................................                     (900)                    (5,093)
Proceeds from sale of OREO ..................................                     --                          101
Purchase of bank property and equipment .....................                     (121)                      (146)
                                                                               -------                    -------
Net Cash Used By Investing Activities .......................                  (14,256)                    (8,182)
                                                                               -------                    -------

Cash Flows From Financing Activities:
Net increase in deposits ....................................                    8,003                     10,473
Decrease in FHLB advances ...................................                   (1,000)                      --
Decrease in lease obligations ...............................                       (1)                      --
Proceeds from exercise of stock options..... ................                       16                       --
Dividends paid ..............................................                     (209)                      (198)
                                                                               -------                    -------
Net Cash Provided By Financing Activities ...................                    6,809                     10,275
                                                                               -------                    -------
Net Change in Cash and Cash Equivalents .....................                   (7,571)                     2,132
Cash and Cash Equivalents at Beginning of Period ............                   17,529                     19,831
                                                                               -------                    -------
Cash and Cash Equivalents at End of Period ..................                  $ 9,958                    $21,963
                                                                               =======                    =======

Supplemental Disclosure Of Cash Flow Information:
Cash paid during the period for:
Interest ....................................................                 $  2,565                   $  2,184
Taxes .......................................................                     --                           51

Supplemental Disclosure Of Non-Cash Flow Information:
Transfer of loans to OREO ...................................                 $     99                   $    108

See accompanying notes to consolidated financial statements.

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, Downingtown National Bank (the "Bank"), have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior period amounts not affecting net income are reclassified when necessary to conform with current year classifications. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 1999.

NOTE 2: EARNINGS PER SHARE (EPS)

     Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur from the conversion of common stock equivalents and is computed using the treasury stock method. Earnings per share, dividends per share and weighted average shares outstanding have been adjusted to reflect the effects of the 5% stock dividend paid in December 1999. For the three months ended March 31, 2000, 131,187 shares were not included because such options were antidilutive. These shares may be dilutive in the future. Net income and weighted average number of shares outstanding for basic and diluted EPS for the three months ended March 31, 2000 and 1999 are reconciled as follows:


(Dollars in thousands, except per share amounts)
                                                                            March 31
                                                               2000                                 1999
                                                 --------------------------------------------------------------
                                                 Income     Shares     Amount      Income     Shares     Amount
                                                 ------     ------     ------      ------     ------     ------
Basic EPS:
Income available to common stockholders ....     $ 684       1,611      $0.42      $ 627        1,600      $0.39
Effect of dilutive common stock equivalents-
     stock options .........................        --          16        --         --            44       0.01
                                                 -----       -----      -----      -----        -----      -----
Diluted EPS ................................     $ 684       1,627      $0.42      $ 627        1,644      $0.38
                                                 =====       =====      =====      =====        =====      =====

NOTE 3:   COMPREHENSIVE INCOME

     Comprehensive income includes all changes in stockholders' equity during the period, except those resulting from investments by owners and distributions to owners. DNB's comprehensive income for the three months ended March 31, 2000 and 1999 was $1,048,534 and $265,049 and consisted of net income and the change in unrealized gains or losses on investment securities available for sale.


                                                                          For the three months
                                                                              ended March 31
                                                                         -----------------------
                                                                           2000             1999
                                                                        -------           -------
Net income ........................................                      $  684           $  627
Other comprehensive income (loss), net of tax:
     relating to unrealized gains (losses) on investments                   365             (362)
                                                                        -------           -------
Comprehensive income ..............................                      $1,049           $  265
                                                                        =======           =======

NOTE 4:   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was subsequently amended, ("SFAS No. 133"). This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and those used for hedging activities, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 generally provides for matching of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, so long as the hedge is effective. Prospective application of SFAS No. 133 is required for all fiscal years beginning after June 15, 2000, however earlier application is permitted. DNB has not yet determined the impact, if any, of this statement, including its provisions for the potential reclassifications of investment securities, on operations, financial condition and equity and comprehensive income. However, DNB currently has no derivatives covered by this statement and currently conducts no hedging activities.

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL CONDITION

     DNB's total assets were $308.8 million at March 31, 2000 compared to $301.3 million at December 31, 1999. Total loans, net of unearned income, increased $800,000 or 0.45% to $172.2 million from $171.5 million at December 31, 1999.
Total investment securities (AFS and HTM) increased $13.7 million or 6% to $117.4 million from $103.7 million at December 31, 1999, while Federal funds sold decreased $4.4 million to $1.9 million at March 31, 2000.

     Deposits at March 31, 2000 totaled $262.9 million, compared to $254.9 million at December 31, 1999, an increase of $8 million or 3.1%. $5 million of the increase was attributable to a recent certificate of deposit promotion. Total borrowings at March 31, 2000 were $22.7 million.

     At March 31, 2000, total stockholders' equity was $21.4 million or $13.28 per share, compared to $20.5 million or $12.76 per share at December 31, 1999. The increase in stockholders' equity was the result of net income of $684,000 for the three months ended March 31, 2000, a change in the fair market value of available-for-sale investment securities, as well as options exercised, offset by dividends paid of approximately $209,000 or $.13 per share.

RESULTS OF OPERATIONS

NET INTEREST INCOME

     DNB's earnings performance is primarily dependent upon its level of net interest income, which is the excess of interest revenue over interest expense. Interest revenue includes interest earned on loans (net of interest reversals on non-performing loans), investments, Federal funds sold and interest-earning cash, as well as loan fees and dividend income. Interest expense includes the interest cost for deposits, Federal funds purchased, Federal Home Loan Bank advances, and other borrowings.

     Net interest income on a taxable equivalent basis, increased $266,000 or 10% to $2.8 million for the three month period ended March 31, 2000 from the respective period in 1999. As shown in the following table, the increase in net interest income for the three month period ended March 31, 2000 was attributable to the positive effects of volume changes due largely to increased loans and investments, offset by increases in average deposits and borrowings. There was no overall impact from rate changes as positive changes in rates from interest earning assets were completely offset by rate changes in deposits and borrowings.

     The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended March 31, 2000 compared to the three months ended March 31, 1999 (tax-exempt yields have been adjusted to a tax equivalent basis using a 34% tax rate). For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (i) changes in rate (change in rate multiplied by old volume) and (ii) changes in volume (change in volume multiplied by old rate). The net change attributable to the combined impact of rate and volume has been allocated proportionately to the change due to rate and the change due to volume.


                                                                    Three Months Ended March 31, 2000
(Dollars in thousands)                                                       Compared to 1999
                                                                -----------------------------------------

                                                                       Increase (Decrease) Due to

                                                                 -------------------------------------
                                                                  Rate           Volume          Total
                                                                 ------          ------         ------
Interest-earning assets:
Loans ..............................................              $  2           $ 438           $ 440
Investment securities-taxable ......................               126             159             285
Investment securities-tax-exempt....................                 6              14              20
Federal funds sold .................................                14               9              23
                                                                 -----            ----            ----
     Total .........................................               148             620             768
                                                                 -----            ----            ----
Interest-bearing liabilities:
Time deposits ......................................                30             147             177
Savings deposits ...................................                95             140             235
Other borrowings ...................................                23              67              90
                                                                 -----           -----           -----
    Total ..........................................               148             354             502
                                                                 -----           -----           -----
Net Interest Income ................................             $  --           $ 266           $ 266
                                                                 =====           =====           =====

PROVISION FOR LOAN LOSSES

     To provide for known and inherent losses in the loan portfolio, DNB maintains an allowance for loan losses. To maintain an adequate allowance, management charges the provision for loan losses against income. There were no provisions made during the three months ended March 31, 2000, since management determined the allowance for loan losses was adequate based on its analysis and the level of net charge-offs/recoveries compared to the total allowance. Net loan charge-offs were $27,000 for the three months ended March 31, 2000, compared to net loan charge-offs of $120,000 for the year ended December 31, 1999 and net loan recoveries of $21,000 for the three months ended March 31, 1999. The percentage of net (charge-offs)/recoveries to total average loans was (.02%), (.07%) and .01% for the same periods, respectively. Another measure of the adequacy of the allowance is the coverage ratio of the allowance to non-performing loans, which was 282% at March 31, 2000. In addition, the ratio of non-performing loans to total loans has steadily declined and was 1.04% at March 31, 2000.

     The following table summarizes the changes in the allowance for loan losses for the periods indicated. Real estate includes both residential and commercial real estate.


                                                              3 Months          Year         3 Months
                                                                Ended         Ended            Ended
(Dollars in thousands)                                         3/31/00       12/31/99         3/31/99
                                                               -------       --------         -------
Beginning Balance ....................                       $ 5,085         $ 5,205         $ 5,205
Provisions ...........................                          --              --              --
Loans charged off:
       Real estate ...................                          --              (171)           --
       Commercial ....................                           (35)            (35)           --
       Consumer ......................                            (7)            (10)             (4)
                                                             -------         -------         -------
           Total charged off..........                           (42)           (216)             (4)
                                                             -------         -------         -------
Recoveries:
       Real estate ...................                             1              21            --
       Commercial ....................                             9              68               1
       Consumer ......................                             5               7              24
Total recoveries .....................                            15              96              25
                                                             -------         -------         -------
Net (charge-offs) recoveries..........                           (27)           (120)             21
                                                             -------         -------         -------
Ending Balance .......................                       $ 5,058         $ 5,085         $ 5,226
                                                             =======         =======         =======

NON-INTEREST INCOME

     Total non-interest income includes service charges on deposit products; fees received by DNB's Investment Services & Trust Division; and other sources of income such as net gains on sales of investment securities and other real estate owned ("OREO") properties, fees for cash management and merchant services, safe deposit box rentals, issuing travelers' checks and money orders, check cashing, lock box services and similar activities.

     For the three month period ended March 31, 2000, non-interest income was $393,000, compared to $367,000 for the same three month period in 1999. The improvement in non-interest income can be attributed to significant increases in trust income and service charge income, largely offset by a reduction in other income, reflecting gains on sale of OREO of $46,000 during the three month period ended March 31, 1999.

     Service charge income for the three months ended March 31, 2000 was $166,000 compared to $130,000 for the same period in 1999. NSF fees and cycle charges increased due to an increase in the volume of such accounts. Business analysis charges increased due to a new fee schedule introduced in the second quarter of 1999.

     Trust income for the three months ended March 31, 2000 was $124,000 compared to $82,000 for the same period in 1999. The increase in Trust income was due primarily to a higher number of estate commissions in the first quarter of 2000.

     Other non-interest income decreased $52,000 or 33% to $103,000 for the three months ended March 31, 2000, from $155,000 for the same period in 1999. Gains on sale of OREO properties totaled $46,000 in 1999 and there were no OREO sales during the first quarter of 2000.

NON-INTEREST EXPENSE

     Non-interest expense includes salaries & employee benefits, furniture & equipment, occupancy, professional & consulting fees as well as advertising & marketing, printing & supplies, and other less significant expense items.

     Overall, non-interest expenses increased $224,000 for the three months ended March 31, 2000, compared to the same period in 1999. The significant increase for the three month period reflects DNB's branch expansion into two new markets during the second quarter of 1999 as well as DNB's investment in technology in preparation for future on-line and e-banking products.

     Salaries & employee benefits increased $139,000 or 14% to $1,162,000 for the three months ended March 31, 2000 compared to $1,024,000 for the same period in 1999. The increase in this category reflects more full-time equivalent employees in 2000 as well as merit increases, partially offset by lower hospitalization premium expense incurred during the first quarter of 2000.

     Furniture & equipment and occupancy expense increased $45,000 and $29,000, respectively, for the three months ended March 31, 2000, compared to the same period in 1999. The increase in these expenses was caused by higher levels of depreciation and maintenance costs related to the Bank's two new branches that were not in operation during the first quarter of 1999.

     Professional & consulting expenses increased $17,000 to $113,000, for the three months ended March 31, 2000 compared to $96,000 for the same period in 1999. The majority of this increase is attributable to systems administration costs for the Bank's wide area network.

INCOME TAXES

     Income tax expense was $293,000 for the three months ended March 31, 2000 and $291,000 for the three months ended March 31, 1999. The rates used for income taxes for both periods were less than the statutory rate due to levels of tax-exempt interest income.

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


                                                                                  March 31        Dec. 31         March 31
(Dollars in thousands)                                                              2000            1999            1999
                                                                                  --------        -------         --------
Nonaccrual Loans:
     Residential mortgage ........................                                 $  201          $ --            $  219
     Commercial mortgage .........................                                    125             361             954
     Commercial ..................................                                    482             674             927
     Consumer ....................................                                    325             292             126
                                                                                   ------          ------          ------
Total nonaccrual loans ...........................                                  1,133           1,327           2,226
                                                                                   ------          ------          ------
Loans 90 days past due and still accruing.........                                    660             694             693
      --                                                                           ------          ------          ------
Total non-performing loans .......................                                  1,793           2,021           2,919
Other real estate owned ..........................                                    183              83             192
                                                                                   ------          ------          ------
Total non-performing assets ......................                                 $1,976          $2,104          $3,111
                                                                                   ======          ======          ======

                                                                              March 31       Dec. 31        March 31
                                                                                2000          1999            1999
                                                                              --------       -------        --------
Asset quality ratios:

Non-performing Loans/Total Loans ...........................                     1.1%           1.2%            1.9%
Non-performing Assets/Total Loans and OREO .................                     1.2            1.2             2.0
Allowance for Loan & Lease Losses/Total Loans ..............                     3.0            3.0             3.4
Allowance for Loan & Lease Losses/Total Loans and OREO......                     3.0            3.0             3.4
Allowance for Loan & Lease Losses/Non-performing Assets.....                   256.0          241.7           168.0
Allowance for Loan & Lease Losses/Non-performing Loans......                   282.1          251.6           179.0

     If interest income had been recorded on nonaccrual loans and trouble debt restructurings, interest would have been increased as shown in the following table:


                                                                                 3 Months         Year           3 Months
                                                                                   Ended         Ended             Ended
(Dollars in thousands)                                                            3/31/00       12/31/99          3/31/99
                                                                                 --------       --------         --------
Interest income which would have been recorded
      under original terms................................                       $  23           $ 105             $  43
Interest income recorded during the period ...............                          --             (21)               (2)
                                                                                 -----           -----             -----
Net impact on interest income ............................                       $  23           $  84             $  41
                                                                                 =====           =====             =====

     As of March 31, 2000, DNB had impaired loans with a total recorded investment of $479,000 and an average recorded investment for the three month period ended March 31, 2000 of $806,000. As of March 31, 2000, there were no impaired loans for which a related allowance for credit losses is necessary. Total cash collected on impaired loans was credited to the outstanding principal balance in the amount of $14,000 during the three months ended March 31, 2000. No interest income was recorded on such loans.

     As of December 31, 1999, DNB had impaired loans with a total recorded investment of $715,000 and an average recorded investment for the year ended December 31, 1999 of $1.0 million. As of December 31, 1999, there were no impaired loans for which a related allowance for credit losses was necessary. Total cash collected on impaired loans was credited to the outstanding principal balance in the amount of $113,000 during the three months ended March 31,1999. No interest income was recorded on such loans.

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

     At March 31, 2000 DNB had $9.9 million in commitments to fund commercial real estate, construction and land development. In addition, DNB had commitments to fund $3.2 million in home equity lines of credit and $11.4 million in other unused commitments. Management anticipates the majority of these commitments will be funded by means of normal cash flows. In addition, $64.7 million of certificates of deposit at DNB are scheduled to mature during the nine months ending December 31, 2000. Management believes that the majority of such deposits will be reinvested with DNB.

     Stockholders' equity increased to $21.4 million at March 31, 2000 as a result of the $684,000 profit reported for the three months then ended and after dividends paid totaling approximately $209,000. Management believes that the Bank is adequately capitalized and as a result of the Bank's common equity position, the Bank's risk-based capital ratios exceed regulatory required minimums. The following table summarizes data and ratios pertaining to the Bank's capital structure.


(Dollars in thousands)                                                 March 31, 2000
                                                                       --------------
   Tier I Capital............................................               $22,393
   Tier II Capital...........................................                 2,673
                                                                            -------
   Total Capital ............................................               $25,066


                                                                     Required      Current        Excess
                                                                     --------      -------        ------
Leverage ....................................................         4.00%         7.39%          3.39%
Tier I ......................................................         4.00         10.59           6.59
Risk-based...................................................         8.00         11.86           3.86

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes Modified Duration of Equity and Economic Value of Portfolio Equity ("EVPE") models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different if rates change, Results falling outside prescribed ranges require action by management. At March 31, 2000 and December 31, 1999, DNB's variance in the economic value of equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points is within its negative 3% guideline, as shown in the tables below.


                                 March 31, 2000
---------------------------------------------------------------------------------
Change in Rates ...................          Flat         -200bp          +200bp
                                         --------       --------        --------

Economic Value of

     Portfolio Equity .............      $ 30,176       $ 34,229        $ 22,270
Change ............................                        4,053          (7,906)
Change as a % of assets ...........                        1.31%          (2.56%)


                               December 31, 1999
--------------------------------------------------------------------------------
Change in Rates ...................          Flat         -200bp          +200bp
                                          -------        -------         -------

Economic Value of

     Portfolio Equity .............        28,232         33,060          20,351
Change ............................                        4,828          (7,881)
Change as a % of assets ...........                        1.60%          (2.62%)

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

                Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

                Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At  the  Corporation's   Annual  Meeting  held  April  25,  2000,  the
          stockholders voted as follows:

          A.  Election of Class "B" Directors: Robert J. Charles
               For:     1,174,975     Against:     94,896      Abstain:    -0-
                                               Vernon J. Jameson
               For:     1,213,418     Against:     56,453      Abstain:    -0-

                                               Henry F. Thorne
               For:     1,212,410     Against:     57,461      Abstain:    -0-

          B. Ratification of appointment of KPMG LLP as independent auditors of the Corporation, for the fiscal year ending December 31, 2000:

               For:     1,260,521     Against:      4,826      Abstain:    4,524

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

                                                       DNB FINANCIAL CORPORATION
                                                              (Registrant)



DATE:  May 15, 2000                                  /S/ Henry F. Thorne
                                                     ---------------------------
                                                     Henry F. Thorne, President
                                                     and Chief Executive Officer



DATE:  May 15, 2000                                  /S/ Bruce E. Moroney
                                                     ---------------------------
                                                     Bruce E. Moroney
                                                     Chief Financial Officer