Form 10-Q
period 2000-06-30
DNB FINANCIAL CORP /PA/
filed 2000-08-14
CIK 713671

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                  For the quarterly period ended: June 30, 2000
                                       or

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

                     [X] Yes                [    ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 Par Value)                           1,611,339
            (Class)                               (Shares Outstanding as of
                                                       August 14, 2000)
---------------------------------------------------------------------------

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY

                                      INDEX

PART  I - FINANCIAL INFORMATION                                         PAGE NO.

ITEM 1.       FINANCIAL STATEMENTS (Unaudited):

     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
     June 30, 2000 and December 31, 1999                                       3

     CONSOLIDATED STATEMENTS OF OPERATIONS
     Three Months Ended June 30, 2000 and 1999                                 4

     CONSOLIDATED STATEMENTS OF OPERATIONS
     Six Months Ended June 30, 2000 and 1999                                   5

     CONSOLIDATED STATEMENTS OF CASH FLOWS
     Six Months Ended June 30, 2000 and 1999                                   6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     June 30, 2000 and December 31, 1999                                       7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    9

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK                                               17

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                  18

ITEM 2.       CHANGE IN SECURITIES                                            18

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                                 18

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS                                                18

ITEM 5.       OTHER INFORMATION                                               18

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                18

SIGNATURES                                                                    19


-----------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands, except per share amounts)
-----------------------------------------------------------------------------------------------------------------
                                                                                          June 30,   December 31,
                                                                                            2000         1999
                                                                                         ---------    ---------
    ..................................................................................
ASSETS

Cash and due from banks ..............................................................   $  12,917    $  11,226
Federal funds sold ...................................................................       7,516        6,304
                                                                                         ---------    ---------
Total cash and cash equivalents ......................................................      20,433       17,530
                                                                                         ---------    ---------
Investment securities available for sale, at market value ............................      76,485       62,988
Investment securities (market value $46,169
   in 2000 and $39,869 in 1999) ......................................................      47,199       40,683
Loans, net of unearned income ........................................................     176,752      171,456
Allowance for loan losses ............................................................      (4,958)      (5,085)
                                                                                         ---------    ---------
Net loans ............................................................................     171,794      166,371
                                                                                         ---------    ---------
Office property and equipment, net ...................................................       5,654        5,776
Accrued interest receivable ..........................................................       2,144        1,804
Other real estate owned ..............................................................         183           83
Deferred income taxes ................................................................       1,926        2,002
Other assets .........................................................................       4,360        4,112
                                                                                         ---------    ---------
Total assets .........................................................................   $ 330,178    $ 301,349
                                                                                         =========    =========
Liabilities and Stockholders' Equity
Liabilities

Non-interest-bearing deposits ........................................................   $  38,026    $  31,864
Interest-bearing deposits:
   NOW accounts ......................................................................      41,792       39,501
   Money market ......................................................................      50,850       47,517
   Savings ...........................................................................      30,663       30,199
   Time ..............................................................................     112,250      105,800
                                                                                         ---------    ---------
Total deposits .......................................................................     273,581      254,881
                                                                                         ---------    ---------
Federal Funds purchased ..............................................................       3,977         --
FHLB Advances ........................................................................      27,744       23,746
Accrued interest payable .............................................................       1,017        1,078
Other liabilities ....................................................................       2,238        1,106
                                                                                         ---------    ---------
Total liabilities ....................................................................     308,557      280,811
                                                                                         ---------    ---------

Stockholders' Equity
Preferred stock, $10.00 par value;
   1,000,000 shares authorized; none issued ..........................................        --           --
Common stock, $1.00 par value;
   10,000,000 shares authorized; 1,611,339 and
   1,609,463 issued and outstanding, respectively ....................................       1,611        1,609
Surplus ..............................................................................      18,570       18,555
Retained earnings ....................................................................       3,328        2,429
Accumulated other comprehensive loss .................................................      (1,888)      (2,055)
                                                                                         ---------    ---------
Total stockholders' equity ...........................................................      21,621       20,538
                                                                                         ---------    ---------
Total liabilities and stockholders' equity ...........................................   $ 330,178    $ 301,349
                                                                                         =========    =========

See accompanying notes to consolidated financial statements.


-----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share amounts)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Three Months Ended June 30
                                                                                                         --------------------------
                                                                                                                 2000         1999
                                                                                                                 ----         ----
INTEREST INCOME:
Interest and fees on loans .............................................................................   $    3,650   $    3,525
Interest on taxable investment securities ..............................................................        1,865        1,434
Interest on tax-free investment securities .............................................................          140          114
Interest on Federal funds sold .........................................................................           43           57
                                                                                                           ----------   ----------
Total interest income ..................................................................................        5,698        5,130
                                                                                                           ----------   ----------
INTEREST EXPENSE:
Interest on time deposits ..............................................................................        1,549        1,310
Interest on NOW, money market and savings ..............................................................        1,004          809
Interest on Federal funds purchased ....................................................................            5         --
Interest on FHLB advance ...............................................................................          382          231
Interest on lease obligations ..........................................................................           25         --
                                                                                                           ----------   ----------
Total interest expense .................................................................................        2,965        2,350
                                                                                                           ----------   ----------
NET INTEREST INCOME ....................................................................................        2,733        2,780
PROVISION FOR LOAN LOSSES ..............................................................................         --           --
                                                                                                           ----------   ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES ....................................................        2,733        2,780
                                                                                                           ----------   ----------
NON-INTEREST INCOME:
Service charges ........................................................................................          190          159
Trust income ...........................................................................................          111          137
Other ..................................................................................................          118           95
                                                                                                           ----------   ----------
Total non-interest income ..............................................................................          419          391
                                                                                                           ----------   ----------
NON-INTEREST EXPENSE:
Salaries and employee benefits .........................................................................        1,185        1,076
Furniture and equipment ................................................................................          261          222
Occupancy ..............................................................................................          148          166
Advertising and marketing ..............................................................................           89          134
Professional and consulting ............................................................................           99          102
Printing and supplies ..................................................................................           69           71
Other ..................................................................................................          381          301
                                                                                                           ----------   ----------
Total non-interest expense .............................................................................        2,232        2,072
                                                                                                           ----------   ----------
INCOME BEFORE INCOME TAXES .............................................................................          919        1,099
INCOME TAX EXPENSE .....................................................................................          285          352
                                                                                                           ----------   ----------

NET INCOME .............................................................................................   $      634   $      747
                                                                                                           ==========   ==========

COMMON SHARE DATA:
EARNINGS PER SHARE:
   Basic ...............................................................................................   $     0.39   $     0.47
   Diluted .............................................................................................         0.39         0.45
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic ...............................................................................................    1,611,339    1,600,543
   Diluted .............................................................................................    1,624,295    1,644,081
CASH DIVIDENDS PER SHARE ...............................................................................   $     0.13   $     0.12

 See accompanying notes to consolidated financial statements

-----------------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share amounts)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Six Months Ended June 30
                                                                                                           ------------------------
                                                                                                               2000         1999
                                                                                                           ----------   ----------
    ....................................................................................................
INTEREST INCOME:

Interest and fees on loans .............................................................................   $    7,215   $    6,650
Interest on taxable investment securities ..............................................................        3,574        2,858
Interest on tax-free investment securities .............................................................          254          218
Interest on Federal funds sold .........................................................................          110          101
                                                                                                           ----------   ----------
Total interest income ..................................................................................       11,153        9,827
                                                                                                           ----------   ----------
INTEREST EXPENSE:
Interest on time deposits ..............................................................................        3,024        2,609
Interest on NOW, money market and savings ..............................................................        1,931        1,501
Interest on Federal funds purchased ....................................................................            6           --
Interest on FHLB advances ..............................................................................          675          459
Interest on lease obligations ..........................................................................           51           --
                                                                                                           ----------   ----------
Total interest expense .................................................................................        5,687        4,569
                                                                                                           ----------   ----------
NET INTEREST INCOME ....................................................................................        5,466        5,258
PROVISION FOR LOAN LOSSES ..............................................................................         --             --
                                                                                                           ----------   ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.....................................................        5,466        5,258
                                                                                                           ----------   ----------
NON-INTEREST INCOME:
Service charges ........................................................................................          356          288
Trust income ...........................................................................................          234          220
Other ..................................................................................................          222          250
                                                                                                           ----------   ----------
Total non-interest income ..............................................................................          812          758
                                                                                                           ----------   ----------
NON-INTEREST EXPENSE:

Salaries and employee benefits .........................................................................        2,346        2,099
Furniture and equipment ................................................................................          520          438
Occupancy ..............................................................................................          298          285
Advertising and marketing ..............................................................................          173          223
Professional and consulting ............................................................................          212          197
Printing and supplies ..................................................................................          130          135
Other ..................................................................................................          703          621
                                                                                                           ----------   ----------
Total non-interest expense .............................................................................        4,382        3,998
                                                                                                           ----------   ----------
INCOME BEFORE INCOME TAXES .............................................................................        1,896        2,017
INCOME TAX EXPENSE .....................................................................................          578          643
                                                                                                           ----------   ----------
NET INCOME .............................................................................................       $1,318       $1,374
                                                                                                           ==========   ==========
COMMON SHARE DATA:
EARNINGS PER SHARE:
    Basic ..............................................................................................        $0.82        $0.86
   Diluted .............................................................................................         0.81         0.84
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:

   Basic ...............................................................................................    1,611,339    1,600,543
   Diluted .............................................................................................    1,626,025    1,644,204
CASH DIVIDENDS PER SHARE ...............................................................................   $     0.26   $     0.25

See accompanying notes to consolidated financial statements.

---------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Six Months Ended June 30
                                                                                                         ------------------------

                                                                                                                2000        1999
                                                                                                              --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income ..............................................................................................     $  1,318    $  1,374
Adjustments to reconcile net income to net cash provided
   by operating activities:
Depreciation and amortization ...........................................................................          354         380
Gain on sale of OREO ....................................................................................         --           (46)
Increase in accrued interest receivable .................................................................         (340)       (123)
Increase in other assets ................................................................................         (249)       (701)
Decrease in accrued interest payable ....................................................................          (60)        (56)
Decrease in current taxes payable .......................................................................         (982)         (8)
Increase in other liabilities ...........................................................................        2,115         845
                                                                                                              --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ...............................................................        2,156       1,665
                                                                                                              --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities & paydowns of AFS securities ...................................................        3,044       1,977
Proceeds from maturities & paydowns of HTM securities ...................................................        4,007       3,200
Purchase of AFS securities ..............................................................................      (16,274)     (8,579)
Purchase of HTM securities ..............................................................................      (10,542)     (4,078)
Net increase in loans ...................................................................................       (5,522)    (17,596)
Proceeds from sale of OREO ..............................................................................         --           101
Purchase of office property and equipment ...............................................................         (237)       (552)
                                                                                                              --------    --------
NET CASH USED BY INVESTING ACTIVITIES ...................................................................      (25,524)    (25,527)
                                                                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits ................................................................................       18,699      22,381
Increase in Federal funds purchased .....................................................................        3,977        --
Decrease in lease obligations ...........................................................................           (3)       --
Increase in FHLB advances ...............................................................................        4,000        --
Proceeds from issuance of options .......................................................................           17        --
Dividends paid ..........................................................................................         (419)       (396)
                                                                                                              --------    --------
NET CASH PROVIDED BY FINANCING ACTIVITIES ...............................................................       26,271      21,985
                                                                                                              --------    --------
NET CHANGE IN CASH AND CASH EQUIVALENTS .................................................................        2,903      (1,877)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ........................................................       17,530      19,831
                                                                                                              --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............................................................     $ 20,433    $ 17,954
                                                                                                              ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest ................................................................................................     $  5,747    $  4,626
Taxes ...................................................................................................          560         650
Supplemental Disclosure Of Non-Cash Flow Information:
Transfer of loans to OREO ...............................................................................     $     99    $    472
                                                                                                              ========    ========

See accompanying notes to consolidated financial statements.

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1:   BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, Downingtown National Bank (the "Bank"), have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior period amounts not affecting net income are reclassified when necessary to conform with current period classifications. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 1999.

NOTE 2: EARNINGS PER SHARE (EPS)

     Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur from the conversion of common stock equivalents (i.e., stock options) and is computed using the treasury stock method. For the three and six months ended June 30, 2000, 151,300 and 153,030 stock options were not included because such options were antidilutive. These shares may be dilutive in the future. Earnings per share, dividends per share and weighted average shares outstanding have been adjusted to reflect the effects of the 5% stock dividend paid in December 1999. Net income and the weighted average number of shares outstanding for basic and diluted EPS for the three and six months ended June 30, 2000 and 1999 are reconciled as follows:

(In thousands, except per share amounts)
                                                                   Three months ended                Three months ended
                                                                      June 30, 2000                    June 30, 1999
                                                                   ------------------                ------------------
                                                                Income  Shares  Amount          Income  Shares   Amount
Basic EPS:

Income available to common stockholders ......................   $634    1,611  $ 0.39           $747    1,601   $ 0.47
Effect of dilutive common stock equivalents-
     stock options ...........................................    --        13                     --       43     0.02
                                                                 ----    -----   -----           ----    -----   ------
Diluted EPS ..................................................   $634    1,624  $ 0.39           $747    1,644   $ 0.45
                                                                 ====    =====   =====           ====    =====   ======

                                                                     Six months ended                     Six months ended
                                                                      June 30, 2000                         June 30, 1999
                                                                ---------------------------             ----------------------
                                                                Income     Shares     Amount          Income    Shares     Amount
                                                                ------     ------     ------          ------    ------     ------
Basic EPS:
Income available to common stockholders ....                    $1,318     1,611       $0.81           $1,374     1,601     $0.86
Effect of dilutive common stock equivalents-
      stock options ........................                        --        15          --               --        43      0.02
                                                                 ------    -----       -----           ------     -----     -----
Diluted EPS ................................                     $1,318    1,626       $0.81           $1,374     1,644     $0.84
                                                                 ======    =====       =====           ======     =====     =====

NOTE 3:   COMPREHENSIVE INCOME

     Comprehensive income includes all changes in stockholders' equity during the period, except those resulting from investments by owners and distributions to owners. Comprehensive income for all periods consisted of net income and other comprehensive (loss) income relating to the change in unrealized (losses) gains on investment securities available for sale, as shown in the following table:

(Dollars in thousands)                                For three months ended June 30      For six months ended June 30
                                                      ------------------------------      ----------------------------
                                                          2000              1999              2000            1999
                                                          ----              ----              ----            ----
COMPREHENSIVE INCOME:
Net Income                                                $634             $ 747            $1,318          $1,374
Other comprehensive (loss) income, net of tax,
  relating to unrealized (losses) gains on investments    (198)             (593)              167            (955)
                                                         -----             -----            ------          ------
Total comprehensive income                                $436             $ 154            $1,485          $  419
                                                         =====             =====            ======          ======

NOTE 4:   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") which was subsequently amended. This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and those used for hedging activities, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 generally provides for matching of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, so long as the hedge is effective. Prospective application of SFAS No. 133 is required for all fiscal years beginning after June 15, 2000, however earlier application is permitted. DNB has not yet determined the impact, if any, of this statement, including its provisions for the potential reclassifications of investment securities, on operations, financial condition and equity and comprehensive income. However, DNB currently has no derivatives covered by this statement and currently conducts no hedging activities.

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL CONDITION

     DNB's total assets were $330.2 million at June 30, 2000 compared to $301.3 million at December 31, 1999. Investment securities (AFS and HTM) increased $20.0 million or 19% to $123.7 million at June 30, 2000. There were significant increases in U. S. Agency securities which grew by $14.4 million or 13.9%. Total loans were $171.8 million, up $5.4 million or 3% from $166.4 million at December 31, 1999. Federal funds sold were $7.5 million at June 30, 2000, up $1.2 million from December 31, 1999. The increase in assets was funded by an $18.7 million and a $7.8 million increase in deposits and borrowings, respectively.

     Deposits and other borrowings at June 30, 2000 totaled $305.3 million, compared to $278.6 million at December 31, 1999, an increase of $26.6 million, resulting from several successful deposit promotions. Since December 31, 1999, there have been increases of $6.4 million in time deposits, $6.1 million in non-interest bearing accounts, $3.3 million in Money Market accounts and $2.3 million in NOW accounts. Borrowings were $27.0 million at June 30, 2000, up $4 million from December 31, 1999.

     At June 30, 2000, stockholders' equity was $21.6 million or $13.42 per share, compared to $20.5 million or $12.76 per share at December 31, 1999. The increase in stockholders' equity was the result of net income of $1.3 million for the six months ended June 30, 2000, offset by dividends paid of approximately $419,000 or $.26 per share and a $167,000 change in the fair market value of available-for-sale securities, net of taxes.

RESULTS OF OPERATIONS

NET INTEREST INCOME

     DNB's earnings performance is primarily dependent upon its level of net interest income, which is the excess of interest revenue over interest expense. Interest revenue includes interest earned on loans, investments and Federal funds sold and interest-earning cash, as well as loan fees and dividend income. Interest expense includes interest cost for deposits, Federal funds purchased, Federal Home Loan Bank advances and other borrowings.

     On a tax-equivalent basis, net interest income decreased $42,000 or 1.5% to $2.8 million for the three month period and increased $224,000 or 4% to $5.6 million for the six month period ended June 30, 2000 compared to the three and six month periods ending June 30, 1999. As shown in the following tables, the decrease in net interest income for the three month period ended June 30, 2000 compared to the three month period ending June 30, 1999 was largely attributable to the negative effects of rate change, partially offset by the positive effects of volume changes. The increase in net interest income for the six month period ending June 30, 2000 compared to the six month period ending June 30, 1999 was largely attributable to the positive effects of volume changes, partially offset by the negative effects of rate changes. The positive impact from volume changes was attributable to significant increases in average interest-earning assets of $31.3 million and $32.3 million during the three and six month periods, respectively. The negative impact from changes in rates for both periods was primarily attributable to an increase in DNB's composite cost of funds, reflecting the current interest rate environment, as well as the competitive market for deposits.

     The following tables sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three and six months ended June 30, 2000 compared to the same periods in 1999 (tax-exempt yields have been adjusted to a tax equivalent basis using a 34% tax rate). For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (i) changes in rate (change in rate multiplied by old volume) and (ii) changes in volume (change in volume multiplied by old rate). The net change attributable to the combined impact of rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

                                                                     Three Months Ended June 30, 2000
                                                                               Compared to 1999
                                                                     --------------------------------
                                                                        Increase (Decrease) Due to
                                                                     --------------------------------
                                                                        Rate       Volume      Total
                                                                        ----       ------      -----
Interest-earning assets:
Loans .........................................                         $(133)     $ 258      $ 125
Investment securities-taxable .................                           186        245        431
Investment securities-tax exempt ..............                             3         29         32
Federal funds sold ............................                            15        (30)       (15)
                                                                        -----      -----      -----
     Total ....................................                            71        502        573
                                                                        -----      -----      -----


Interest-bearing liabilities:
Savings, NOW and money market deposits ........                           115         80        195
Time deposits .................................                            --          5          5
FHLB advances .................................                            43        108        151
Lease obligations .............................                            --         25         25
                                                                        -----      -----      -----
     Total ....................................                           248        367        615
                                                                        -----      -----      -----
Net Interest Income ...........................                         $(177)     $ 135      $ (42)
                                                                        =====      =====      =====

                                                                       Six Months Ended June 30, 2000
                                                                              Compared to 1999
                                                                       ------------------------------
                                                                        Increase (Decrease) Due to
                                                                       ------------------------------
                                                                           Rate     Volume      Total
                                                                        -------    -------    -------
Interest-earning assets:
Loans ...............................................................  $  (140)   $   705    $   565
Investment securities-taxable .......................................      157        559        716
Investment securities-tax exempt ....................................        9         43         52
Federal funds sold ..................................................       28        (19)         9
                                                                       -------    -------    -------
     Total ..........................................................       54      1,288      1,342
                                                                       -------    -------    -------

Interest-bearing liabilities:
Savings, NOW and money market deposits ..............................      110        320        430
Time deposits .......................................................      118        297        415
Federal funds purchased .............................................       --          6          6
FHLB advances .......................................................       68        148        216
Lease obligations ...................................................       --         51         51
                                                                       -------    -------    -------
     Total ..........................................................      296        822      1,118
                                                                       -------    -------    -------
Net Interest Income .................................................  $  (242)   $   466    $   224
                                                                       =======    =======    =======


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

     There were no provisions made during the six months ended June 30, 2000, since management determined the allowance for loan losses was adequate based on its analysis and the level of net charge-offs/recoveries compared to the total allowance. Net loan charge-offs were $127,000 for the six months ended June 30, 2000, compared to $120,000 for the year ended December 31, 1999 and $28,000 for the six months ended June 30, 1999. The percentage of net (charge-offs)/recoveries to total average loans was (.07%), (.07%) and .01% for the same respective periods. Another measure of the adequacy of the allowance is the coverage ratio of the allowance to non-performing loans, which was 274% at June 30, 2000. DNB'S coverage ratio is high relative to peers. However, its level of delinquencies and non-performing assets, although down significantly in the last few years, still remains well above peer averages. In addition, the ratio of non-performing loans to total loans has steadily declined and was 1.02% at June 30, 2000.

     The following table summarizes the changes in the allowance for loan losses for the periods indicated. Real estate includes both residential and commercial real estate.

                                                                        6 Months      Year    6 Months
                                                                          Ended      Ended      Ended
                                                                         6/30/00    12/31/99   6/30/99
                                                                         -------    --------   -------
    ..................................................................
Beginning balance ....................................................   $ 5,085    $ 5,205    $ 5,205
Provisions ...........................................................        --         --         --
Loans charged off:
       Real estate ...................................................      (105)      (171)        --
       Commercial ....................................................       (25)        --        (11)
       Consumer ......................................................       (25)       (45)        --
                                                                         -------    -------    -------
           Total charged off .........................................      (155)      (216)       (11)
Recoveries:
       Real estate ...................................................         3         21         --
       Commercial ....................................................        13         15         35
       Consumer ......................................................        12         60          4
                                                                         -------    -------    -------
           Total recoveries ..........................................        28         96         39
                                                                         -------    -------    -------
Net recoveries (charge-offs) .........................................      (127)      (120)        28
                                                                         -------    -------    -------
Ending balance .......................................................   $ 4,958    $ 5,085    $ 5,233
                                                                         =======    =======    =======

NON-INTEREST INCOME

     Total non-interest income includes service charges on deposit products; fees received by DNB's Investment Services & Trust Division; and other sources of income such as net gains on sales of investment securities and other real estate owned ("OREO") properties, fees for cash management services, safe deposit box rentals, lockbox services and similar activities.

     For the three and six month periods ended June 30, 2000, non-interest income was $419,000 and $812,000, respectively, compared to $391,000 and $758,000 for the same periods in 1999. Service charges increased $31,000 and $68,000, to $190,000 and $356,000 for the three and six month periods ended June 30, 2000. Much of the increase in this category come from non-sufficient funds ("NSF") fees, which rose $19,000 and $36,000, respectively, due to an increase in the volume of accounts as well as a concerted effort by management to reduce the waived fee percentage on deposit account overdrafts. In addition, cycle charges rose $8,000 and $16,000 for the three and six month periods.

     Other non-interest income increased $23,000 and decreased $28,000 to $118,000 and $222,000 for the three and six month periods ended June 30, 2000, respectively. The increase in other income for the three month period reflected additional debit card commissions and cash management fees. The decrease during the six month period reflects gains on OREO sales during the first quarter of 1999, while there were no such gains in 2000.

NON-INTEREST EXPENSE

     Non-interest expense includes salaries & employee benefits, furniture & equipment, occupancy, professional & consulting fees as well as printing & supplies, advertising and other less significant expense items.

     Non-interest expenses increased $160,000 to $2.2 million and $384,000 to $4.4 million for the three and six month periods ended June 30, 2000 compared to the three and six month periods ended June 30, 1999. The increase during these periods resulted primarily from higher levels of salaries & employee benefits and furniture & equipment expense.

     Salaries & employee benefits increased $109,000 to $1.2 million and $247,000 to $2.3 million for the three and six months ended June 30, 2000, compared to $1.1 million and $2.1 million for the same periods in 1999. The increase in this category reflects the increase in full-time equivalent employees and the staffing of the two new full service branches opened in 1999.

     Furniture & equipment expense increased $39,000 or 18% to $261,000 and $82,000 or 19% to $520,000 for the three and six months ended June 30, 2000, respectively, compared to $222,000 and $438,000 for the same periods in 1999. The increases for both periods were due to higher levels of depreciation and maintenance on new computer equipment and software.

     Occupancy expense decreased approximately $18,000 or 11% to $148,000 and increased $14,000 or 5% to $299,000 for the three and six months ended June 30, 2000, respectively. This compares to $166,000 and $285,000 for the same periods in 1999. The decrease for the three month period reflects a reclass for the West Goshen lease, offset by higher repairs and maintenance expense. The increase for the six month period in this category reflects the added costs incurred for the two new offices as well as higher costs for repairs and maintenance of all facilities.

     Advertising & marketing expense decreased $44,000 and $50,000 to $90,000 and $173,000 for the three and six months ended June 30, 2000, respectively, compared to $134,000 and $223,000 for the same periods in 1999. Expenditures have decreased mainly due to the opening and promotion of two new branches in 1999.

INCOME TAXES

     Income tax expense was $285,000 and $578,000 for the three and six months ended June 30, 2000 compared to $352,000 and $643,000 for the same periods in 1999. The effective tax rate was 31% for the three month period and 30% for the six month period ending June 30, 2000 compared to 32% for the three and six month periods ending June 30, 1999. The rates used for income taxes for both periods were less than the statutory rate as a result of tax exempt interest income.

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

     The following table sets forth those assets that are: (i) on nonaccrual status, (ii) contractually delinquent by 90 days or more and still accruing,
(iii) loans restructured in a troubled debt restructuring and (iv) other real estate owned as a result of foreclosure or voluntary transfer to DNB.

(Dollars in thousands)                                     June 30  Dec. 31  June 30
                                                             2000     1999     1999
                                                           ------   ------   ------
Nonaccrual Loans:
     Residential mortgage ...............                  $  132   $   --   $  106
     Commercial mortgage ................                     125      361      689
     Commercial .........................                     562      674      781
     Consumer ...........................                     327      292      124
                                                           ------   ------   ------
Total nonaccrual loans ..................                   1,146    1,327    1,700

Loans 90 days past due and still accruing                     626      694      703
Troubled debt restructurings ............                      40       --       --
                                                           ------   ------   ------
Total non-performing loans ..............                   1,812    2,021    2,403
Other real estate owned .................                     183       83      555
                                                           ------   ------   ------
Total non-performing assets .............                  $1,995   $2,104   $2,958
                                                           ======   ======   ======

     The following table sets forth the DNB's asset quality and allowance coverage ratios at the dates indicated:

                                                                            June 30       Dec. 31       June 30
                                                                              2000          1999          1999
                                                                              ----          ----          ----
Non-performing Loans/Total Loans ..............                                1.0%         1.2%           1.4%
Non-performing Assets/Total Loans and OREO ....                                1.1          1.2            1.8
Allowance for Loan Losses/Total Loans .........                                2.8          3.0            3.2
Allowance for Loan Losses/Total Loans and OREO.                                2.8          3.0            3.1
Allowance for Loan Losses/Non-performing Assets                              248.5        241.7          176.9
Allowance for Loan Losses/Non-performing Loans.                              273.6        251.6          217.8

     If interest income had been recorded on nonaccrual loans and trouble debt restructurings, interest would have been increased as shown in the following table:

                                                               6 Months            Year         6 Months
                                                                 Ended             Ended          Ended
(Dollars in thousands)                                          6/30/00          12/31/99        6/30/99
                                                                -------          --------        -------
Interest income which would have been recorded
       under original terms ..................                   $  46             $ 105          $  66
Interest income recorded during the period ...                      (1)              (21)           (5)
                                                                 -----             -----          -----
Net impact on interest income ................                   $  45             $  84          $  61
                                                                 =====             =====          =====

     At June 30, 2000 and December 31, 1999, DNB had impaired loans with a total recorded investment of $618,000 and $715,000, respectively, and an average recorded investment of $673,000 for the six month period ended June 30, 2000 and $1.0 million for the year ended December 31, 1999. As of June 30, 2000 and December 31, 1999, there was no related allowance for credit losses necessary for these impaired loans. Total cash collected on impaired loans was credited to the outstanding principal balance in the amount of $11,000 during the six months ended June 30, 2000, and $57,000 during the six months ended June 30, 1999. No interest income was recorded on such loans.

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

     At June 30, 2000 DNB has $13.2 million in commitments to fund commercial real estate, construction and land development. In addition, DNB had commitments to fund $3.5 million in home equity lines of credit and $5.3 million in other unused commitments. Management anticipates the majority of these commitments will be funded by means of normal cash flows. In addition, $39.1 million of time deposits at DNB are scheduled to mature during the six months ending December 31, 2000. Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by cash flow from loans and investments.

     Stockholders' equity increased to $21.6 million at June 30, 2000 as a result of the $1.3 million profit reported for the six months then ended and after dividends paid totaling $419,000 year-to-date. The Bank's common equity position at June 30, 2000 exceeds the regulatory required minimums. The following table summarizes data and ratios pertaining to the Bank's capital structure.

(Dollars in thousands)                                                               To Be Well Capitalized
                                                                 For Capit          Under Prompt Corrective
                                          Actual             Adequacy Purposes          Action Provisions
                                    ----------------        -------------------     -----------------------
                                    Amount     Ratio        Amount     Ratio          Amount       Ratio
                                    ------     -----        ------     -----          ------       -----
Total risk-based capital           $25,596      11.69%     $17,520      8.00%         $21,900      10.00%
Tier I Capital ..........           22,831      10.43        8,760      4.00           13,140       6.00
Tier 1 (leverage) Capital           22,831       7.27       12,568      4.00           15,711       5.00

     In addition, the Federal Reserve Bank (the "FRB") leverage ratio rules require bank holding companies to maintain a minimum level of "primary capital" to total assets of 5.5% and a minimum level of "total capital" to total assets of 6%. For this purpose, (i) "primary capital" includes, among other items, common stock, contingency and other capital reserves, and the allowance for loan losses, (ii) "total capital" includes, among other things, certain subordinated debt, and "total assets" is increased by the allowance for loan losses. DNB's primary capital ratio and its total capital ratio are both 8.3%, well in excess of FRB requirements.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes Modified Duration of Equity and Economic Value of Portfolio Equity ("EVPE") models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different if rates change. Results falling outside prescribed ranges require action by management. At June 30, 2000 and December 31, 1999, DNB's variance in the economic value of equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points is within its negative 3% guideline, as shown in the tables below.

                                                                            June 30, 2000                    December 31, 1999
                                                                   ----------------------------        ---------------------------
Change in rates                                                     Flat      -200bp     +200bp          Flat    -200bp    +200 bp
                                                                   ------    -------    -------         -----    ------    -------
Economic Value of
        Portfolio Equity ................................          30,767    34,184      22,729         28,232    33,060    20,351
Change ..................................................                     3,417      (8,039)                   4,828    (7,881)
Change as a % of assets .................................                     1.03%      (2.43%)                   1.60%    (2.62%)

FORWARD-LOOKING STATEMENTS

     Certain statements in this report, including any which are not statements of historical fact, may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Without limiting the foregoing, the words "expect", "anticipate", "plan", "believe", "seek", "estimate", "predict", "internal" and similar words are intended to identify expressions that may be forward-looking statements. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those contemplated by such statements. For example, actual results may be adversely affected by the following possibilities: (1) competitive pressure among depository institutions may increase; (2) changes in interest rates may reduce banking interest margins; (3) general economic conditions and real estate values may be less favorable than contemplated; (4) adverse legislation or regulatory requirements may be adopted;
(5) unexpected contingencies relating to Year 2000 compliance; and (6) other unexpected contingencies may arise. Many of these factors are beyond DNB's ability to control or predict. Readers of this report are accordingly cautioned not to place undue reliance on forward-looking statements. DNB disclaims any intent or obligation to update publicly any of the forward-looking statements herein, whether in response to new information, future events or otherwise.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

                Not Applicable

ITEM 2.   CHANGES IN SECURITIES

                 Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

                Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                Not Applicable

ITEM 5.   OTHER INFORMATION

                Not Applicable

ITEM 6.
           (a)  EXHIBITS:

                Exhibit Number referred to in
                Item 601 of Regulation S-K              Description of Exhibit
                -----------------------------           ----------------------
                           27                           Financial Data Schedule

           (b)  REPORTS ON FORM 8-K

                Not Applicable

                                   SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      DNB FINANCIAL CORPORATION
                                                                    (Registrant)



DATE:  August 14, 2000                          ________________________________
                                                      Henry F. Thorne, President
                                                     and Chief Executive Officer



 DATE:  August 14, 2000                        _________________________________
                                                                Bruce E. Moroney
                                                         Chief Financial Officer

                                   SIGNATURES

     Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       DNB FINANCIAL CORPORATION
                                                                    (Registrant)



DATE: August 14, 2000                                        /S/ Henry F. Thorne
                                                             -------------------
                                                      Henry F. Thorne, President
                                                     and Chief Executive Officer



DATE:  August 14, 2000                                      /S/ Bruce E. Moroney
                                                            --------------------
                                                                Bruce E. Moroney

                                                         Chief Financial Officer