Form 10-Q
period 2000-09-30
DNB FINANCIAL CORP /PA/
filed 2000-11-13
CIK 713671

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.
               For the quarterly period ended: September 30, 2000
                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

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

                           [X] Yes                   [    ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock ($1.00 Par Value)                              1,611,339
              (Class)                                  (Shares Outstanding as of
                                                          November 13, 2000)
---------------------------------------------------------------------------

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY

                                      INDEX

PART  I - FINANCIAL INFORMATION                                         PAGE NO.

ITEM 1.       FINANCIAL STATEMENTS (Unaudited):

     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
     September 30, 2000 and December 31, 1999                                  3

     CONSOLIDATED STATEMENTS OF OPERATIONS
     Three Months Ended September 30, 2000 and 1999                            4

     CONSOLIDATED STATEMENTS OF OPERATIONS
     Nine Months Ended September 30, 2000 and 1999                             5

     CONSOLIDATED STATEMENTS OF CASH FLOWS
     Nine Months Ended September 30, 2000 and 1999                             6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     September 30, 2000 and December 31, 1999                                  7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    9

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS                                               18

ITEM 2.       CHANGE IN SECURITIES                                            18

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                                 18

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF                              18
              SECURITY HOLDERS

ITEM 5.       OTHER INFORMATION                                               18

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                18

SIGNATURES                                                                    19

----------------------------------------------------------------------------------------------------------------
DNB FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands, except per share data)
----------------------------------------------------------------------------------------------------------------
                                                                            September 30,         December 31,
                                                                                2000                  1999
                                                                            -------------         ------------
    .....................................................
ASSETS
Cash and due from banks .................................                  $  11,070                $  11,226
Federal funds sold ......................................                     12,863                    6,304
                                                                           ---------                ---------
Total cash and cash equivalents .........................                     23,933                   17,530
                                                                           ---------                ---------
Investment securities available for sale, at fair value                     82,186                   62,988
Investment securities (fair value $44,268
   in 2000 and $39,869 in 1999) .........................                     45,510                   40,683
Loans, net of unearned income ...........................                    182,094                  171,456
Allowance for loan losses ...............................                     (4,928)                  (5,085)
                                                                           ---------                ---------
Net loans ...............................................                    177,166                  166,371
                                                                           ---------                ---------
Office property and equipment, net ......................                      5,827                    5,776
Accrued interest receivable .............................                      2,510                    1,804
Other real estate owned .................................                        183                       83
Deferred income taxes ...................................                      1,898                    2,002
Other assets ............................................                      4,184                    4,112
                                                                           ---------                ---------
Total assets ............................................                  $ 343,397                $ 301,349
                                                                           =========                =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Non-interest-bearing deposits ...........................                  $  35,941                $  31,864
Interest-bearing deposits:
   NOW accounts .........................................                     39,523                   39,501
   Money market .........................................                     53,298                   47,517
   Savings ..............................................                     28,763                   30,199
   Time .................................................                    128,571                  105,800
                                                                           ---------                ---------
Total deposits ..........................................                    286,096                  254,881
                                                                           ---------                ---------
Borrowings ..............................................                     32,743                   23,746
Accrued interest payable ................................                      1,314                    1,078
Other liabilities .......................................                      1,148                    1,106
                                                                           ---------                ---------
Total liabilities .......................................                    321,301                  280,811
                                                                           ---------                ---------

STOCKHOLDERS' EQUITY
Preferred stock, $10.00 par value;
   1,000,000 shares authorized; none issued .............                       --                       --
Common stock, $1.00 par value;
   10,000,000 shares authorized; 1,611,339 and
   1,609,463 issued and outstanding, respectively .......                      1,611                    1,609
Surplus .................................................                     18,570                   18,555
Retained earnings .......................................                      3,744                    2,429
Accumulated other comprehensive loss ....................                     (1,829)                  (2,055)
                                                                           ---------                ---------
Total stockholders' equity ..............................                     22,096                   20,538
                                                                           ---------                ---------
Total liabilities and stockholders' equity ..............                  $ 343,397                $ 301,349
                                                                           =========                =========

See accompanying notes to consolidated financial statements.


---------------------------------------------------------------------------------------------------------------------------------
DNB FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share amounts)
---------------------------------------------------------------------------------------------------------------------------------
                                                                              Three Months Ended September 30
                                                                              -------------------------------
                                                                                2000                    1999
                                                                                ----                    ----
INTEREST INCOME:
Interest and fees on loans....................................             $    3,831              $    3,549
Interest on taxable investment securities ....................                  2,044                   1,446
Interest on tax-free investment securities ...................                    138                     114
Interest on Federal funds sold................................                    152                     123
                                                                           ----------              ----------

Total interest income.........................................                  6,165                   5,232
                                                                           ----------              ----------
INTEREST EXPENSE:
Interest on time deposits.....................................                  1,810                   1,353
Interest on NOW, money market and savings ....................                  1,136                     916
Interest on Federal funds purchased...........................                      3                    --
Interest on FHLB advances.....................................                    454                     247
Interest on Lease obligations ................................                     25                    --
                                                                           ----------              ----------
Total interest expense........................................                  3,428                   2,516
                                                                           ----------              ----------
NET INTEREST INCOME ..........................................                  2,737                   2,716
PROVISION FOR LOAN LOSSES ....................................                   --                      --
                                                                           ----------              ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES ..........                  2,737                   2,716
                                                                           ----------              ----------

NON-INTEREST INCOME:
Service charges...............................................                    193                     168
Trust income..................................................                    109                      89
Other.........................................................                    137                     237
                                                                           ----------              ----------
Total non-interest income.....................................                    439                     494
                                                                           ----------              ----------
NON-INTEREST EXPENSE:
Salaries and employee benefits................................                  1,243                   1,141
Furniture and equipment.......................................                    261                     240
Occupancy.....................................................                    146                     152
Advertising and marketing.....................................                     59                     105
Professional and consulting...................................                    126                     119
Printing and supplies.........................................                     50                      78
Other.........................................................                    400                     363
                                                                           ----------              ----------
Total non-interest expense....................................                  2,285                   2,198
                                                                           ----------              ----------

INCOME BEFORE INCOME TAXES ...................................                    891                   1,012
INCOME TAX EXPENSE ...........................................                    266                     323
                                                                           ----------              ----------
NET INCOME....................................................             $      625              $      689
                                                                           ==========              ==========

COMMON SHARE DATA:
EARNINGS PER SHARE:
        Basic................................................             $     0.39              $     0.43
        Diluted..............................................             $     0.38              $     0.42
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
        Basic................................................              1,611,339               1,603,924
        Diluted..............................................              1,628,443               1,643,557
CASH DIVIDENDS PER SHARE ....................................             $     0.13              $     0.12

See accompanying notes to consolidated financial statements

-------------------------------------------------------------------------------------------------------------------
DNB FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share amounts)
-------------------------------------------------------------------------------------------------------------------
                                                                             Nine Months Ended September 30
                                                                             ------------------------------
                                                                                 2000                  1999
                                                                                 ----                  ----
INTEREST INCOME:
Interest and fees on loans ...................................             $   11,047              $   10,199
Interest on taxable investment securities ....................                  5,618                   4,305
Interest on tax-free investment securities ...................                    392                     331
Interest on Federal funds sold ...............................                    262                     224
                                                                           ----------              ----------
Total interest income ........................................                 17,319                  15,059
                                                                           ----------              ----------
INTEREST EXPENSE:
Interest on time deposits ....................................                  4,834                   3,963
Interest on NOW, money market and savings ....................                  3,067                   2,416
Interest on Federal funds purchased ..........................                      9                      --
Interest on FHLB advances ....................................                  1,130                     706
Interest on lease obligations ................................                     76                      --
                                                                           ----------              ----------
Total interest expense........................................                  9,116                   7,085
                                                                           ----------              ----------
NET INTEREST INCOME ..........................................                  8,203                   7,974
PROVISION FOR LOAN LOSSES ....................................                   --                        --
                                                                           ----------              ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES ..........                  8,203                   7,974
                                                                           ----------              ----------

NON-INTEREST INCOME:
Service charges ..............................................                    549                     456
Trust income .................................................                    343                     309
Other ........................................................                    359                     487
                                                                           ----------              ----------
Total non-interest income ....................................                  1,251                   1,252
                                                                           ----------              ----------
NON-INTEREST EXPENSE:
Salaries and employee benefits ...............................                  3,589                   3,240
Furniture and equipment ......................................                    781                     678
Occupancy ....................................................                    445                     438
 Advertising and marketing ...................................                    232                     328
 Professional and consulting .................................                    338                     316
 Printing and supplies .......................................                    180                     213
 Other .......................................................                  1,102                     983
                                                                           ----------              ----------
Total non-interest expense ...................................                  6,667                   6,196
                                                                           ----------              ----------

INCOME BEFORE INCOME TAXES ...................................                  2,787                   3,030
INCOME TAX EXPENSE ...........................................                    844                     966
                                                                           ----------              ----------
NET INCOME ...................................................             $    1,943              $    2,064
                                                                           ==========              ==========

COMMON SHARE DATA:
EARNINGS PER SHARE:
Basic ........................................................             $     1.21             $     1.29
Diluted ......................................................             $     1.19                   1.25
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic .....................................................              1,611,170              1,601,614
   Diluted ...................................................              1,626,662              1,651,805
CASH DIVIDENDS PER SHARE .....................................             $     0.39             $     0.37


See accompanying notes to consolidated financial statements.

----------------------------------------------------------------------------------------------------------------------
DNB FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)
----------------------------------------------------------------------------------------------------------------------
                                                                             Nine Months Ended September 30
                                                                             ------------------------------
                                                                              2000                      1999
                                                                              ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .............................................                   $  1,943                 $  2,064
Adjustments to reconcile net income to net cash provided
   by operating activities:
Depreciation and amortization ..........................                        526                      603
Gain on sale of investments ............................                        (25)                      --
Gain on sale of OREO ...................................                         --                     (159)
Increase in accrued interest receivable ................                       (706)                    (194)
Increase in other assets ...............................                        (72)                    (684)
Increase in accrued interest payable ...................                        236                       68
Decrease in current taxes payable ......................                       (806)                     (53)
Increase (decrease) in other liabilities ...............                        848                      (91)
                                                                           --------                  --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ..............                      1,944                    1,554
                                                                           --------                  --------

Cash Flows From Investing Activities:
Proceeds from maturities & paydowns of AFS securities ..                      5,361                    2,650
Proceeds from maturities & paydowns of HTM securities ..                      5,853                   11,951
Purchase of AFS securities .............................                    (28,818)                 (17,413)
Purchase of HTM securities .............................                    (10,710)                  (8,578)
Proceeds from sale of AFS securities ...................                      4,654                       --
Net increase in loans ..................................                    (10,894)                 (22,584)
Proceeds from sale of OREO .............................                       --                        683
Purchase of office property and equipment ..............                       (587)                    (954)
                                                                            --------                 --------
NET CASH USED BY INVESTING ACTIVITIES ..................                    (35,141)                 (34,245)
                                                                           --------                  --------

Cash Flows From Financing Activities:
Net increase in deposits ...............................                     31,215                   28,019
Increase in FHLB advances ..............................                      9,000                    5,000
Decrease in lease obligations ..........................                         (4)                      --
Proceeds from exercise of stock options ................                         17                        9
Dividends paid .........................................                       (628)                   (595)
                                                                           --------                 --------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..............                     39,600                   32,433
                                                                           --------                 --------
NET CHANGE IN CASH AND CASH EQUIVALENTS ................                      6,403                     (258)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......                     17,530                   19,831
                                                                           --------                 --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............                   $ 23,933                 $ 19,573
                                                                           ========                 ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest ...............................................                   $  8,880                 $  7,017
Taxes ..................................................                        650                    1,057
Supplemental Disclosure Of Non-Cash Flow Information:
Transfer of loans to OREO ..............................                   $     99                 $    472
                                                                           ========                 ========

See accompanying notes to consolidated financial statements.

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, Downingtown National Bank (the "Bank"), have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior period amounts not affecting net income are reclassified when necessary to conform with current year classifications. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 1999.

NOTE 2:  EARNINGS PER SHARE (EPS)

     Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur from the conversion of common stock equivalents (i.e., stock options) and is computed using the treasury stock method. For the three and nine months ended September 30, 2000, 150,612 and 152,224 stock options were not included because such options were antidilutive. These shares may be dilutive in the future. Earnings per share, dividends per share and weighted average shares outstanding have been adjusted to reflect the effects of the 5% stock dividend paid in December 1999. Net income and the weighted average number of shares outstanding for basic and diluted EPS for the three and six months ended June 30, 2000 and 1999 are reconciled as follows:

                                                              Three months ended                      Three months ended
                                                              September 30, 2000                      September 30, 1999
                                                     -----------------------------------         --------------------------
                                                      Income         Shares      Amount          Income     Shares     Amount
                                                      ------         ------      ------          ------     ------     ------
Basic EPS:
Income available to common stockholders ....            $625         1,611       $0.39            $689      1,604      $0.43
Effect of dilutive common stock equivalents-
     stock options .........................              --            17        0.01              --         40       0.01
                                                        ----         -----      ------            ----      -----     -------
Diluted EPS ................................            $625         1,628       $0.38            $689      1,644      $0.42
                                                        ====         =====      ======            ====      =====     ======

                                                                  Nine months ended                       Nine months ended
                                                                  September 30, 2000                     September 30, 1999
                                                        ----------------------------------             -----------------------
                                                        Income      Shares     Amount           Income      Shares     Amount
                                                        ------      ------     ------           ------      ------     ------
Basic EPS:
Income available to common stockholders ....            $1,943       1,611     $ 1.21           $2,064       1,602    $ 1.29
Effect of dilutive common stock equivalents-
      stock options ........................                --          16       0.02               --          50      0.04
                                                        ------       -----      -----           ------       -----     -----


Diluted EPS ................................            $1,943       1,627     $ 1.19           $2,064       1,652   $  1.25
                                                        ======       =====      =====           ======       =====      ====

NOTE 3:   COMPREHENSIVE INCOME

     Comprehensive income includes all changes in stockholders' equity during the period, except those resulting from investments by owners and distributions to owners. Comprehensive income for all periods consisted of net income and other comprehensive (loss) income relating to the change in unrealized (losses) gains on investment securities available for sale, as shown in the following tables:

(Dollars in thousands)
                                                   For three months ended Sept. 30     For nine months ended Sept. 30
                                                   -------------------------------     ------------------------------
                                                        2000              1999             2000              1999
                                                        ----              ----             ----              ----
COMPREHENSIVE INCOME:
Net Income ...........................................   $625           $ 689             $1,943           $ 2,064
Other comprehensive income (loss), net of tax,
  relating to unrealized gains (losses) on investments     60            (486)               226            (1,441)
                                                         ----           -----             ------           -------
Total comprehensive income ...........................   $685           $ 203             $2,169           $   623
                                                         ====           =====             ======           =======


NOTE 4:   RECENT ACCOUNTING PRONOUNCEMENTS

     In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") which was subsequently amended. This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and those used for hedging activities, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 generally provides for matching of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, so long as the hedge is effective. Prospective application of SFAS No. 133 is required for all fiscal years beginning after June 15, 2000, however earlier application is permitted. DNB has not yet determined the impact, if any, of this statement, including its provisions for the potential reclassifications of investment securities, on operations, financial condition and equity and comprehensive income. However, DNB currently has no derivatives covered by this statement and currently conducts no hedging activities.

     In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 140"). This statement supercedes and replaces the guidance in Statement 125. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, although it carries over most of Statement 125's provisions without reconsideration.

     The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. This statement is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provisions is not permitted. DNB has not yet determined the impact if any, of this statement on the Bank's financial condition, equity, results of operations or disclosures.

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL CONDITION

     DNB's total assets were $343.4 million at September 30, 2000 compared to $301.3 million at December 31, 1999. Investment securities (AFS and HTM) increased $24.0 million or 23% to $127.7 million at September 30, 2000. There were significant increases in U. S. Agency securities which grew by $17.4 million or 16.8%. Total loans were $177.2 million, up $10.8 million or 6% from $166.4 million at December 31, 1999. Federal funds sold were $12.9 million at September 30, 2000, up $6.6 million from December 31, 1999. The increase in assets was funded by a $31.2 million and a $9.0 million increase in deposits and borrowings, respectively since December 31, 1999.

     Deposits and other borrowings at September 30, 2000 totaled $318.8 million, compared to $278.6 million at December 31, 1999, an increase of $40.2 million, resulting from several successful deposit promotions. Since December 31, 1999, there have been increases of $22.8 million in time deposits, $5.8 million in Money Market accounts and $4.1 million in non-interest bearing accounts. Borrowings were $32 million at September 30, 2000, up $9 million from December 31, 1999.

     At September 30, 2000, stockholders' equity was $22.1 million or $13.71 per share, compared to $20.5 million or $12.76 per share at December 31, 1999. The increase in stockholders' equity was the result of net income of $1.9 million for the nine months ended September 30, 2000 and a $226,000 increase in the fair market value of available-for-sale securities, net of taxes, offset by dividends paid of approximately $628,000 or $.39 per share.

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

     On a tax-equivalent basis, net interest income increased $34,000 or 1.2% to $2.8 million for the three month period and $257,000 or 3.2% to $8.4 million for the nine month period ended September 30, 2000 compared to the respective periods in 1999. As shown in the following tables, the increases in net interest income for the three and nine month periods ended September 30, 2000 were attributable to the positive effects of volume changes which were offset by the negative effects of rate changes. The positive impact from volume changes was attributable to significant increases in interest-earning assets, which increased $38 million and $35 million on average, respectively, compared to increases in interest-bearing liabilities which grew $37 million and $33 million, respectively for the same periods. The negative impact from changes in rates for both periods was primarily attributable to the high cost of deposits and borrowings, partially offset by favorable changes in rates on investments during the three and nine month periods ended September 30, 2000.

     The following tables sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three and nine months ended September 30, 2000 compared to the same periods in 1999 (tax-exempt yields have been adjusted to a tax equivalent basis using a 34% tax rate). For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (i) changes in rate (change in rate multiplied by old volume) and (ii) changes in volume (change in volume multiplied by old rate). The net change attributable to the combined impact of rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

(Dollars in Thousands)
                                                                   Three Months Ended September 30, 2000
                                                                             Compared to 1999
                                                                --------------------------------------------
                                                                         Increase (Decrease) Due to
                                                                --------------------------------------------
                                                                    Rate           Volume           Total
                                                                   -----           ------           -----
Interest-earning assets:
Loans ..................................                           $  17            $ 266           $283
Investment securities-taxable ..........                             174              424            598
Investment securities-tax exempt .......                              11               25             36
Federal funds sold .....................                              31               (2)            29
                                                                   -----            -----           ----
     Total .............................                             233              713            946
                                                                   -----            -----           ----

Interest-bearing liabilities:
Savings, NOW and money market deposits .                             165               55            220
Time deposits ..........................                             198              259            457
Federal funds purchased ................                            --                  3              3
FHLB advances ..........................                              50              157            207
Lease obligations ......................                            --                 25             25
                                                                   -----            -----           ----
     Total .............................                             413              499            912
                                                                   -----            -----           ----
Net interest income/interest rate spread                           $(180)           $ 214           $ 34
                                                                   =====            =====           ====

(Dollars in Thousands)
                                                                   Nine Months Ended September 30, 2000
                                                                             Compared to 1999
                                                              --------------------------------------------
                                                                        Increase (Decrease) Due to
                                                              --------------------------------------------
                                                                    Rate             Volume          Total
                                                                   ------            ------          -----
Interest-earning assets:
Loans ..................................                          $(127)           $   975         $  848
Investment securities-taxable ..........                            330                983          1,313
Investment securities-tax exempt .......                             21                 67             88
Federal funds sold .....................                             55                (17)            38
                                                                  -----            -------         ------
     Total .............................                            279              2,008          2,287
                                                                  -----            -------         ------

Interest-bearing liabilities:
Savings, NOW and money market deposits .                            371        280       651
Time deposits ..........................                            317        554       871
Federal funds purchased ................                           --            9         9
FHLB advances ..........................                            120        303       423
Lease obligations ......................                           --           76        76
                                                                  -----    -------    ------
     Total .............................                            808      1,222     2,030
                                                                  -----    -------    ------
Net interest income/interest rate spread                          $(529)   $   786    $  257
                                                                  =====    =======    ======

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

     There were no provisions made during the nine months ended September 30, 2000, since management determined the allowance for loan losses was adequate based on its analysis and the level of net charge-offs/recoveries compared to the total allowance. Net loan charge-offs were $157,000 for the nine months ended September 30, 2000, compared to net loan charge-offs of $120,000 for the year ended December 31, 1999 and net loan recoveries of $26,000 for the nine months ended September 30, 1999. . The percentage of net (charge-offs)/recoveries to total average loans was (.09%), (.07%) and .02% for the same respective periods. Another measure of the adequacy of the allowance is the coverage ratio of the allowance to non-performing loans, which was 294% at September 30, 2000. DNB'S coverage ratio is high relative to peers. However, its level of delinquencies and non-performing assets, although down significantly in the last few years, still remains well above peer averages. In addition, the ratio of non-performing loans to total loans has steadily declined and was 0.92% at September 30, 2000.

     The following table summarizes the changes in the allowance for loan losses for the periods indicated. Real estate includes both residential and commercial real estate.

                                                           9 Months          Year          9 Months
                                                             Ended          Ended            Ended
(Dollars in Thousands)                                      9/30/00        12/31/99         9/30/99
                                                            -------        --------         -------

Beginning balance ....................                     $ 5,085          $ 5,205         $ 5,205
Provisions ...........................                         --                --              --
Loans charged off:
       Real estate ...................                        (138)            (171)            (14)
       Commercial ....................                         (26)              --              --
       Consumer ......................                         (38)             (45)            (26)
                                                           -------          -------         -------
           Total charged off .........                        (202)            (216)            (40)



Recoveries:
       Real estate ...................                           8               21              12
       Commercial ....................                          19               15               1
       Consumer ......................                          18               60              53
                                                           -------          -------         -------
           Total recoveries...........                          45               96              66
                                                           -------          -------         -------
Net recoveries (charge-offs)..........                        (157)            (120)             26
                                                           -------          -------         -------
Ending balance .............                               $ 4,928          $ 5,085         $ 5,231
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

     For the three and nine month periods ended September 30, 2000, non-interest income was $439,000 and $1.3 million, respectively, compared to $494,000 and $1.3 million for the same periods in 1999. Service charges increased $25,000 and $93,000, to $193,000 and $549,000 for the three and nine month periods ended September 30, 2000 compared with the same periods in 1999. The increase in service charge income is due to increased deposit volume coupled with better collection methods of overdraft fees and cycle charges.

NON-INTEREST EXPENSE

     Non-interest expense includes salaries & employee benefits, furniture & equipment, occupancy, professional & consulting fees as well as printing & supplies, insurance, advertising and other less significant expense items.

     Non-interest expenses increased $87,000 to $2.3 million and $471,000 to $6.7 million for the three and nine month periods ended September 30, 2000 compared to the same periods in 1999. The increase during these periods resulted primarily from higher levels of salaries & employee benefits and furniture & equipment expense.

     Salaries & employee benefits increased $101,000 or 8.9% to $1.2 million and $348,000 or 10.8% to $3.6 million for the three and nine month periods ended September 30, 2000, compared to $1.1 million and $3.2 million for the same periods in 1999. The increase in this category reflects an increase in full-time equivalent employees, merit increases as well as staffing for two new full service offices opened during 1999.

     Furniture & equipment expense increased $21,000 or 8.9% to $261,000 and $103,000 or 15.2% to $781,000 for the three and nine months ended September 30, 2000, respectively, compared to $240,000 and $678,000 for the same periods in 1999. The increases for both periods were due to higher levels of depreciation and maintenance agreements on new computer equipment and software.

     Advertising & marketing expense decreased $46,000 and $96,000 to $59,000 and $232,000 for the three and nine months ended September 30, 2000, respectively, compared to $105,000 and $328,000 for the same periods in 1999. Expenditures in 1999 were higher due to the opening and promotion of two new offices.

INCOME TAXES

     Income tax expense was $266,000 and $844,000 for the three and nine months ended September 30, 2000 compared with $323,000 and $966,000 for the three and nine months ended September 30, 1999. The effective tax rate was 30% for the three and nine month period ending September 30, 2000 compared to 32% for the three and nine month periods ending September 30, 1999. The rates used for income taxes for both periods were less than the statutory rate as a result of tax exempt interest income.

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

     The following table sets forth those assets that are: (i) on nonaccrual status, (ii) contractually delinquent by 90 days or more and still accruing and
(iii) other real estate owned as a result of foreclosure or voluntary transfer to DNB.

                                                           Sept. 30         Dec. 31        Sept. 30
(Dollars in Thousands)                                       2000            1999            1999
                                                             ----            ----            ----
Nonaccrual Loans:
     Residential mortgage .........................        $  142          $   --           $  40
     Commercial mortgage ..........................            --             361             494
     Commercial ...................................           562             674             805
     Consumer .....................................           314             292              86
                                                           ------          ------          ------
Total nonaccrual loans ............................         1,018           1,327           1,425

Loans 90 days past due and still accruing..........           616             694             739
Troubled debt restructurings ......................            40              --              --
                                                           ------          ------          ------
Total non-performing loans ........................         1,674           2,021           2,164
Other real estate owned ...........................           183              83              83
                                                           ------          ------          ------
Total non-performing assets .......................        $1,857          $2,104          $2,247
                                                           ======          ======          ======

     The following table sets forth the DNB's asset quality and allowance coverage ratios at the dates indicated:

                                                                         Sept. 30          Dec. 31          Sept. 30
                                                                           2000              1999             1999
                                                                           ----              ----             ----
Non-performing Loans/Total Loans ..................................        0.9%               1.2%             1.3%
Non-performing Assets/Total Loans and OREO ........................        1.0                1.2              1.3
Allowance for Loan Losses/Total Loans .............................        2.7                3.0              3.1
Allowance for Loan Losses/Total Loans and OREO.....................        2.7                3.0              3.1
Allowance for Loan Losses/Non-performing Assets ...................      265.4              241.7            232.8
Allowance for Loan Losses/Non-performing Loans ....................      294.4              251.6            241.7

     If interest income had been recorded on nonaccrual loans, interest would have increased as shown in the following table:

                                                               9 Months           Year         9 Months
                                                                 Ended           Ended            Ended
(Dollars in thousands)                                          9/30/00         12/31/99        9/30/99
                                                                -------         --------        -------
Interest income which would have been recorded
       under original terms ...................................   $ 62            $ 105            $ 83
Interest income recorded during the period ....................    (10)             (21)             (7)
                                                                  ----            -----            ----
Net impact on interest income .................................   $ 52            $  84            $ 76
                                                                  ====            =====            ====

     At September 30, 2000 and December 31, 1999, DNB had impaired loans with a total recorded investment of $493,000 and $715,000 , respectively, and an average recorded investment of $576,000 for the nine month period ended September 30, 2000 and $1.0 million for the year ended December 31, 1999. As of September 30, 2000 and December 31, 1999, there was no related allowance for credit losses necessary for these impaired loans. Total cash collected on impaired loans was credited to the outstanding principal balance in the amount of $124,000 during the nine months ended September 30, 2000 as compared to $130,000 during the nine months ended September 30, 1999. No interest income was recorded on such loans.

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

     At September 30, 2000 DNB has $14.8 million in commitments to fund commercial real estate, construction and land development. In addition, DNB had commitments to fund $3.7 million in home equity lines of credit and $6.6 million in other unused commitments. Management anticipates the majority of these commitments will be funded by means of normal cash flows. In addition, $30.6 million of time deposits at DNB are scheduled to mature during the three months ending December 31, 2000. Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in Federal funds sold or by paydowns and maturities of loans and investments.

     Stockholders' equity increased to $22.1 million at September 30, 2000 as a result of the $1.9 million profit reported for the nine months then ended and after dividends paid totaling $628,000 year-to-date. The Bank's common equity position at September 30, 2000 exceeds the regulatory required minimums. The following table summarizes data and ratios pertaining to the Bank's capital structure.

                                                                                      To Be Well
                                                                                   Capitalized Under
                                                                 For Capital       Prompt Corrective
                                      Actual                  Adequacy Purposes    Action Provisions
(Dollars in thousands)                Amount     Ratio        Amount      Ratio      Amount    Ratio
                                      ------     -----        ------      -----      ------    -----
As of September 30, 2000:
   Total risk-based capital......    $26,216    11.18%      $18,764      8.00%      $23,455      10.00%
   Tier 1 capital ...............     23,259     9.92         9,382      4.00        14,073       6.00
   Tier 1 (leverage) capital.....     23,259     6.96        13,364      4.00        16,705       5.00

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes Modified Duration of Equity and Economic Value of Portfolio Equity ("EVPE") models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different if rates change. Results falling outside prescribed ranges require action by management. At September 30, 2000 and December 31, 1999, DNB's variance in the economic value of equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points is within its negative 3% guideline, as shown in the tables below.

                                            September 30, 2000                      December 31, 1999
                                    --------------------------------        --------------------------------
Change in rates                        Flat      -200bp     +200bp            Flat       -200bp     +200 bp
                                      ----      ------     ------             ----       ------     -------
Economic Value of
     Portfolio Equity ............   28,523     30,724     20,953             28,232     33,060     20,351
Change ...........................               2,202     (7,569)                        4,828     (7,881)
Change as a % of assets ..........               0.64%     (2.20%)                        1.60%     (2.62%)

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

                                                       DNB FINANCIAL CORPORATION
                                                                    (Registrant)



DATE:  November 13, 2000                        ________________________________
                                                      Henry F. Thorne, President
                                                     and Chief Executive Officer



DATE:  November 13, 2000                       _________________________________
                                                                Bruce E. Moroney
                                                         Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       DNB FINANCIAL CORPORATION
                                                                    (Registrant)



DATE:  November 13, 2000                                     /S/ Henry F. Thorne
                                                             -------------------
                                                      Henry F. Thorne, President
                                                     and Chief Executive Officer



DATE:  November 13, 2000                                    /S/ Bruce E. Moroney
                                                            --------------------
                                                                 Bruce E.Moroney
                                                         Chief Financial Officer