Form 10-K405
period 2000-12-31
DNB FINANCIAL CORP /PA/
filed 2001-03-23
CIK 713671

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT 1934

                   For the fiscal year ended December 31, 2000

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
        (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)               Identification No.)

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ] Yes [ ] No

     As of March 20, 2001, the aggregate market value of the 1,594,980 shares of Common Stock of the Registrant issued and outstanding on such date, excluding 259,453 shares beneficially owned by all directors and officers of the Registrant as a group, was approximately $23.5 million. This figure is based on the closing sales price of $14.75 per share of the Registrant's Common Stock on March 20, 2001.

        Number of shares of Common Stock outstanding as of March 21, 2001
                                    1,691,575

                       DOCUMENTS INCORPORATED BY REFERENCE
        Portions of the following documents are incorporated by reference

Parts I, III and IV - Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2001.
Parts II and IV - Annual Report to Stockholders for the Year Ended December 31, 2000.

                            DNB FINANCIAL CORPORATION

                                Table of Contents

Part I                                                                      Page
--------------------------------------------------------------------------------
     Item  1.  Business                                                        3

     Item  2.  Properties                                                     11

     Item  3.  Legal Proceedings                                              11

     Item  4.  Submission of Matters to a Vote of Security Holders            11


Part II
-------
     Item  5.  Market for Registrant's Common Equity and Related              11
                 Stockholder Matters

     Item  6.  Selected Financial Data                                        12

     Item  7.  Management's Discussion and Analysis of Financial              12
                 Condition and Results of Operations

     Item  7a. Quantitative and Qualitative Disclosures About Market Risk     12

     Item  8.  Financial Statements Supplementary Data                        12

     Item  9.  Changes in and Disagreements with Accountants                  12
                 on Accounting and Financial Disclosure


Part III
--------
     Item 10.  Directors and Executive Officers of the Registrant             12

     Item 11.  Executive Compensation                                         12

     Item 12.  Security Ownership of Certain                                  12
                 Beneficial Owners and Management

     Item 13.  Certain Relationships and Related Transactions                 12


Part IV
-------
     Item 14.  Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K                                          12

Signatures                                                                    15

                            DNB FINANCIAL CORPORATION
                                    FORM 10-K

                                     Part I

Item 1.        Business
                                     General
                                     -------

     DNB Financial Corporation (the "Registrant"), a Pennsylvania business corporation, is a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System (Federal Reserve Board). Registrant was incorporated on October 28, 1982 and commenced operations on July 1, 1983 upon consummation of the acquisition of all of the outstanding stock of The Downingtown National Bank (the "Bank"). Since commencing operations, Registrant's business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. Registrant has one wholly-owned subsidiary, the Bank. At December 31, 2000, Registrant had total consolidated assets, total liabilities and stockholders' equity of $356.7 million, $333.4 million, and $23.2 million, respectively.

     The Bank was organized in 1861. The Bank is a national banking association that is a member of the Federal Reserve System, the deposits of which are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a full service commercial bank providing a wide range of services to individuals and small to medium sized businesses in its southeastern Pennsylvania market area, including accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans. In addition, the Bank has one limited service branch and a full-service Trust and Investment Group. The Bank's subsidiary, Downco, Inc. was incorporated in December, 1995 for the purpose of acquiring and holding other real estate owned acquired through foreclosure or deed in lieu of foreclosure and now owns certain Bank-occupied real estate. The Bank's financial subsidiary DNB Financial Services, Inc. is an insurance agency incorporated in Pennsylvania.

     The Bank's legal headquarters are located at 4 Brandywine Avenue, Downingtown, Pennsylvania. As of December 31, 2000, the Bank had total assets of $356.7 million, total deposits of $290.8 million and total stockholders' equity of $23.2 million. The Bank's business is not seasonal in nature. Its deposits are insured by the FDIC to the extent provided by law. At December 31, 2000, the Bank had 103 full-time employees and 4 part-time employees.

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

                               Competition - Bank
                               ------------------

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

             Bank Holding Company Act - Financial Holding Companies
             ------------------------------------------------------

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

     Gramm-Leach Bliley Act of 1999 ("GLB"). This law repeals certain restrictions on bank and securities firm affiliations, and allows bank holding companies to elect to be treated as a "financial holding company" that can engage in approved "financial activities," including insurance, securities underwriting and merchant banking. Banks without holding companies can engage in many of these new financial activities through a subsidiary. The law also mandates functional regulation of bank securities activities. Banks' exemption from broker-dealer regulation would be limited to, for example, trust, safekeeping, custodian, shareholder and employee benefit plans, sweep accounts, private placements (under certain conditions), self-directed IRAs, third party networking arrangements to offer brokerage services to bank customers, and the like. It also requires banks that advise mutual funds to register as investment advisers. The legislation provides for state regulation of insurance, subject to certain specified state preemption standards. It establishes which insurance products banks and bank subsidiaries may provide as principal or underwriter, and prohibits bank underwriting of title insurance, but also preempts state laws interfering with affiliations. GLB prohibits approval of new de novo thrift charter applications by commercial entities and limits sales of existing so-called "unitary" thrifts to commercial entities. The law bars banks, savings and loans, credit unions, securities firms and insurance companies, as well as other

"financial institutions," from disclosing customer account numbers or access codes to unaffiliated third parties for telemarketing or other direct marketing purposes, and enables customers of financial institutions to "opt out" of having their personal financial information shared with unaffiliated third parties, subject to exceptions related to the processing of customer transactions and joint financial services marketing arrangements with third parties, as long as the institution discloses the activity to its customers and requires the third party to keep the information confidential. It requires policies on privacy and disclosure of information to be disclosed annually, requires federal regulators to adopt comprehensive regulations for ensuring the security and confidentiality of consumers' personal information, and allows state laws to five consumers greater privacy protections.

                           Change in Bank Control Act
                           --------------------------

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


                            Pennsylvania Banking Laws
                            -------------------------

     Under the Pennsylvania Banking Code of 1965, as amended ("PA Code"), the Registrant is permitted to control an unlimited number of banks, subject to prior approval of the Federal Reserve Board as more fully described above. The PA Code authorizes reciprocal interstate banking without any geographic limitation. Reciprocity between states exists when a foreign state's law authorizes Pennsylvania bank holding companies to acquire banks or bank holding companies located in that state on terms and conditions substantially no more restrictive than those applicable to such an acquisition by a bank holding company located in that state. Interstate ownership of banks in Pennsylvania with banks in Delaware, Maryland, New Jersey, Ohio, New York and other states, is currently authorized. Pennsylvania has recently enacted legislation giving certain state-chartered institutions parity with federally chartered institutions in terms of authority to engage in certain activities. (See "Recent Legislative Developments," below.)

                               Environmental Laws
                               ------------------

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

     The Bank is in compliance with each of these capital rules, and as of December 31, 1999 the required ratios and the Bank's actual ratios are as follows:

     Capital Rule                 Required Ratio      Bank's Ratio        Excess
     ------------                 --------------      ------------        ------

Tier 1 Risk-Based Capital            4.00%                9.52%            5.52%
Total (Tiers 1 and 2)
      Risk-Based Capital             8.00                 10.78            2.78
Leverage Ratio                       4.00                  6.90            2.90

     On the basis of an analysis of the rules and the projected composition of the Registrant's consolidated assets and the risks presented by the Bank's activities, it is not expected that the foregoing capital rules will have a material effect on the Registrant's business and capital plans.

     Deposit Insurance Assessments. All Federally insured depository institutions pay special assessments toward the funding of interest payments on FICO bonds which were issued in 1989 to fund the savings and loan bailout. The special assessments are calculated on a deposit-by-deposit basis and differs depending upon whether a deposit is insured by SAIF or BIF. Currently, the special assessment rates are 6.1 basis points on all SAIF-assessable deposits, and 20% of that rate, or approximately 1.2 basis points, on all BIF-assessable deposits, regardless of whether an institution is a "bank", a "savings association". All assessable deposits at all institutions are assessed at the same rates in order to pay FICO bond interest.

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

Recent Legislative Developments

     Effective November 22, 2000, Pennsylvania enacted the "Bank Parity Law" as the Bank Parity Law of 2000 (the "Bank Parity Law"). The Bank Parity Law provides Pennsylvania state chartered institutions parity with the power of national banks, federal thrifts, and state-chartered institutions in other states as authorized by the Federal Deposit Insurance Corporation ("Competing Institutions"), subject to a limited written notice process with the Department of Banking. In general, the new powers and activities are subject to conditions and restrictions not more restrictive than those imposed upon Competing Institutions. Among other things, the Bank Parity Law also provides: expanded real estate lending authority; reciprocal interstate branching for trust companies; authorization of direct pickup and delivery of customer cash and other valuables relating to financial services; simplification of rules applicable to loans to directors, trustees, and executive officers through adoption of Federal Reserve Regulation O; authority for a bank holding company and a savings and loan holding company to acquire and own federal and state-chartered banks and thrifts to the extent permitted under federal law; expansion of authority to own non-corporate entities such as limited liability companies. The Bank Parity Bill may increase competition from non-federally chartered banking institutions.

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

Item 2.   Properties

     The main office of the Bank is located at 4 Brandywine Avenue, Downingtown, Pennsylvania 19335. The Registrant's registered office is also at this location. The Registrant pays no rent or other form of consideration for the use of the Bank's main office as its principal executive office. The Bank also has an operations center located at 104 Brandywine Avenue, Downingtown. With the exception of the West Goshen office and a limited service office at Tel Hai, both of which are leased, the Bank owns all of its existing branches as described below which had a net book value of $3.6 million including leasehold improvements at December 31, 2000.

     The bank has eight full service offices located in Chester County, Pennsylvania. In addition to the Main Office discussed above, they are: Little Washington Office (Intersection of Route 322 and Little Washington Road, Downingtown), East End Office (701 East Lancaster Avenue, Downingtown), Lionville Office (Intersection of Route 100 and Welsh Pool Road, Exton), Ludwig's Corner Office (Intersection of Routes 100 and 401, Uwchland), Caln Office (1835 East Lincoln Highway, Coatesville), West Goshen Office (1115 West Chester Pike, West Chester), Kennett Square Office (215 E. Cypress St., Kennett Square). The Bank also has a limited service office at Tel Hai Retirement Community (Beaver Dam Road, Honey Brook. The Bank has received OCC approval for a de novo full service office at 410 Exton Square Parkway, Exton, PA. The Bank anticipates a third quarter 2001 opening of this facility.

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

                                     Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     The information required herein is incorporated by reference in the Registrant's Annual Report to Stockholders ("Annual Report") for the fiscal year ended December 31, 2000 at page 18 filed as Exhibit 13.



Item 6.   Selected Financial Data

     The information required herein is incorporated by reference in the Registrant's Annual Report for the year ended December 31, 2000 at page 1 filed as Exhibit 13.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required herein is incorporated by reference in the Registrant's Annual Report for the year ended December 31, 2000 from pages 4 to 18 filed as Exhibit 13.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

     The information required by this item is incorporated herein by reference from pages 15 to 17 of Registrant's 2000 Annual Report to Shareholders attached to this filing as Exhibit 13.

Item 8.   Financial Statements and Supplementary Data

     The information required herein is incorporated by reference in the Registrant's Annual Report for the year ended December 31, 2000 from pages 20 to 37 filed as Exhibit 13.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

     The information required herein is incorporated by reference in the Registrant's Proxy Statement from pages 4 to 6 filed as Exhibit 22.

Item 11.  Executive Compensation

     The information required herein is incorporated by reference in the Registrant's Proxy Statement from pages 6 to 8 filed as Exhibit 22.

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

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (A)  Documents filed as part of this report

               (1.) The Annual Report to  Stockholders of the Registrant for the
                    year ended December 31, 2000.


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

            3.6                    By-laws of the Registrant as amended December
                                   20, 2000.

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


            11 Statement of Computation of earnings per share, see footnote #11 in Annual Report of the Registrant for the year ended December 31, 2000, attached hereto as Exhibit 13 and incorporated herein by reference.

            13 Annual Report to Stockholders for the year ended December 31, 2000 (This document shall be deemed to have been "Filed" only to the extent of the material incorporated herein by reference)

            21                     List of Subsidiaries

            22 Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2001 and hereby incorporated by reference

            23 Consent of KPMG LLP, Certified Public Accounts, dated March 21, 2001, to S-8 Registration Statement


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

                                                DNB FINANCIAL CORPORATION

March 21, 2001
                                                BY: /s/ Henry F. Thorne
                                                    --------------------------
                                                    Henry F. Thorne, President
                                                    and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons and on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Henry F. Thorne                                          March 21, 2001
---------------------------------------------
Henry F. Thorne, President,
Chief Executive Officer and Director

/s/ Bruce E. Moroney                                         March 21, 2001
---------------------------------------------
Bruce E. Moroney
Chief Financial Officer
(Principal Accounting Officer)

/s/ Robert J. Charles                                        March 21, 2001
---------------------------------------------
Robert J. Charles
Chairman of the Board

/s/ Vernon J. Jameson                                        March 21, 2001
---------------------------------------------
Vernon J. Jameson
Vice-Chairman of the Board

/s/ Thomas R. Greenleaf                                      March 21, 2001
---------------------------------------------
Thomas R. Greenleaf
Director

/s/ William S. Latoff                                        March 21, 2001
---------------------------------------------
William S. Latoff
Director

/s/ Joseph G. Riper                                          March 21, 2001
---------------------------------------------
Joseph G. Riper
Director

/s/Louis N. Teti                                             March 21, 2001
---------------------------------------------
Louis N. Teti
Director

/s/James H. Thornton                                         March 21, 2001
---------------------------------------------
James H. Thornton
Director