Form 10-Q
period 2001-03-31
DNB FINANCIAL CORP /PA/
filed 2001-05-14
CIK 713671

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.
                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2001
                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

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

                           [X] Yes                   [    ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK ($1.00 PAR VALUE)                             1,691,575
            (Class)                                 (Shares Outstanding as of
                                                          May 14, 2001)
---------------------------------------------------------------------------

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY

                                      INDEX

PART  I - FINANCIAL INFORMATION                                         PAGE NO.

ITEM 1.       FINANCIAL STATEMENTS (Unaudited):

     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
     March 31, 2001 and December 31, 2000                                      3

     CONSOLIDATED STATEMENTS OF OPERATIONS
     Three Months Ended March 31, 2001 and 2000                                4

     CONSOLIDATED STATEMENTS OF CASH FLOWS
     Three Months Ended March 31, 2001 and 2000                                5

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     March 31, 2001 and December 31, 2000                                      6

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    8

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS                                               16

ITEM 2.       CHANGE IN SECURITIES                                            16

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                                 16

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF                              16
              SECURITY HOLDERS

ITEM 5.       OTHER INFORMATION                                               16

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                16

SIGNATURES                                                                    17

DNB FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands, except per share data)
                                                          MARCH 31, DECEMBER 31,
                                                             2001        2000
--------------------------------------------------------------------------------

ASSETS
Cash and due from banks ...............................   $   9,432   $  13,002
Federal funds sold ....................................     21,263      14,350
Investment securities available for sale, fair value ..     86,604      86,088
Investment securities held to maturity (fair value
    $40,867 in 2001 and $42,052 in 2000) ..............     43,939      42,328
Loans, net of unearned income .........................    193,583     191,201
       Allowance for loan losses ......................     (4,982)     (4,917)
                                                         ---------   ---------
Net loans .............................................    188,601     186,284
                                                         ---------   ---------
Office property and equipment .........................      6,430       5,889
Accrued interest receivable ...........................      2,411       2,580
Other real estate owned ...............................        183         183
Deferred income tax asset .............................      1,054       1,427
Other assets ..........................................      7,585       4,539
                                                         ---------   ---------
TOTAL ASSETS ..........................................    367,502     356,670
                                                         ---------   ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Non-interest-bearing deposits .........................     36,196      38,898
Interest-bearing deposits:
   NOW ................................................     41,063      44,450
   Money market .......................................     68,024      59,250
   Savings ............................................     31,527      29,811
   Time ...............................................    112,918     118,382
                                                         ---------   ---------
TOTAL DEPOSITS ........................................    289,728     290,791
                                                         ---------   ---------
FHLB advances .........................................     50,000      40,000
Lease obligations .....................................        740         741
                                                         ---------   ---------
TOTAL BORROWINGS ......................................     50,740      40,741
                                                         ---------   ---------
Accrued interest payable ..............................      1,459       1,450
Other liabilities .....................................      1,131         458
                                                         ---------   ---------
TOTAL LIABILITIES .....................................    343,058     333,440
                                                         ---------   ---------

STOCKHOLDERS' EQUITY
Preferred stock, $10.00 par value;
    1,000,000 shares authorized; none issued
Common stock, $1.00 par value;
     10,000,000 shares authorized;
     1,691,575 issued and
    outstanding,  respectively ........................      1,692        1,692
Surplus ...............................................     19,676       19,676
Retained Earnings .....................................      3,496        3,111
Accumulated other comprehensive loss ..................       (420)      (1,249)
                                                         ---------    ---------
TOTAL STOCKHOLDERS' EQUITY ............................     24,444       23,230
                                                         ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............  $ 367,502    $ 356,670
                                                         ---------    ---------

See accompanying notes to consolidated financial statements

DNB FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)            Three Months
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)               Ended March 31
--------------------------------------------------------------------------------
                                                        2001             2000
--------------------------------------------------------------------------------
INTEREST  INCOME:
Interest and fees on loans ............................  $    3,906   $    3,565
Interest on  investment securities:
     Taxable ..........................................       2,010        1,709
     Exempt from Federal taxes ........................         121          114
Interest on federal funds sold ........................         193           67
                                                         ----------   ----------
     Total interest income ............................       6,230        5,455
                                                         ----------   ----------
INTEREST EXPENSE:
Interest on time deposits .............................       1,711        1,475
Interest on NOW, money market and savings .............       1,147          927
Interest on FHLB advances .............................         693          293
Interest on lease obligations .........................          25           25
Interest on Federal funds purchased ...................        --              1
                                                         ----------   ----------
      Total interest expense ..........................       3,576        2,721
                                                                      ----------
                                                         ----------   ----------
Net interest income ...................................       2,654        2,734
Provision for loan losses .............................        --           --
                                                         ----------   ----------
Net interest income after provision for loan losses ...       2,654        2,734
                                                         ----------   ----------
NON-INTEREST INCOME:
Service charges .......................................         233          166
Trust and investment services .........................          80          124
Other .................................................         144          103
                                                         ----------   ----------
       Total non-interest income ......................         457          393
                                                         ----------   ----------
NON-INTEREST EXPENSE:
Salaries and employee benefits ........................       1,310        1,162
Furniture and equipment ...............................         238          258
Occupancy .............................................         162          151
Advertising and marketing .............................          57           83
Professional and consulting ...........................          86          113
Printing and supplies .................................          48           61
Other .................................................         343          322
                                                         ----------   ----------
       Total non-interest expense .....................       2,244        2,150
                                                         ----------   ----------
Income before income taxes ............................         867          977
Income tax expense ....................................         262          293
                                                         ----------   ----------
       NET INCOME .....................................  $      605   $      684
                                                         ----------   ----------
EARNINGS PER SHARE:
Basic .................................................  $     0.36   $     0.41
Diluted ...............................................  $     0.35   $     0.40

CASH DIVIDENDS PER SHARE ..............................  $     0.13   $     0.12

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:

Basic .................................................   1,691,575    1,672,800
Diluted ...............................................   1,711,890    1,692,808

See accompanying notes to consolidated financial statements

DNB FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)              Three Months
(DOLLARS IN THOUSANDS)                                         Ended March 31
                                                          ----------------------
                                                              2001        2000
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..............................................  $    605    $    684
Adjustments to reconcile net income to net cash
    provided by operating activities:
Depreciation, amortization and accretion, net ...........       169         189
Decrease (increase) in interest receivable ..............       169        (266)
Increase in other assets ................................       (46)       (283)
Increase in investment in BOLI ..........................    (3,000)         --
Increase in interest payable ............................         9         156
Increase in current taxes payable .......................       254         293
Increase (decrease) in other liabilities ................       419        (897)
                                                           --------    --------
NET CASH USED IN OPERATING ACTIVITIES ...................    (1,421)       (124)
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities & paydowns of AFS securities ...    10,026         926
Proceeds from maturities & paydowns of HTM securities ...     5,653       2,147
Purchase of AFS securities ..............................    (9,331)    (11,766)
Purchase of HTM securities ..............................    (7,281)     (4,542)
Net increase in loans ...................................    (2,317)       (900)
Proceeds from sale of OREO ..............................      --           101
Purchase of property and equipment ......................      (702)       (121)
                                                           --------    --------
NET CASH USED IN INVESTING ACTIVITIES ...................    (3,952)    (14,155)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits .....................    (1,063)      8,002
Increase (decrease) in FHLB advances ....................    10,000      (1,000)
Decrease in lease obligations ...........................        (1)         (1)
Proceeds from exercise of options .......................      --            17
Dividends paid ..........................................      (220)       (209)
                                                           --------    --------
NET CASH PROVIDED IN FINANCING ACTIVITIES ...............     8,716       6,809
                                                           --------    --------
NET CHANGE IN CASH AND CASH EQUIVALENTS .................     3,343      (7,470)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ........    27,352      17,530
                                                           --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............  $ 30,695    $ 10,060
                                                           --------    --------

SUPPLEMENTAL  DISCLOSURE OF CASH FLOW  INFORMATION:
Cash paid during the period for:
Interest ................................................  $  3,567    $  2,565
SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:
Transfer of loans to OREO ...............................  $      0    $     99
Change in unrealized gains (losses) on securities-AFS ...     1,202         536
Change  in deferred taxes due to change in unrealized
     Gains or losses on securities-AFS ..................      (373)       (171)
See accompanying notes to consolidated financial statements







                    DNB FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:   BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, Downingtown National Bank (the "Bank"), have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior period amounts not affecting net income are reclassified when necessary to conform with current year classifications. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2000.

NOTE 2:  EARNINGS PER SHARE (EPS)
         ------------------

         Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur from the conversion of common stock equivalents (i.e., stock options) and is computed using the treasury stock method. For the three months ended March 31, 2001, 155,787 stock options were not included because such options were antidilutive. For the three months ended March 31, 2000, 164,711 stock options were not included. These shares may be dilutive in the future. Earnings per share, dividends per share and weighted average shares outstanding have been adjusted to reflect the effects of the 5% stock dividend paid in December 2000. Net income and the weighted average number of shares outstanding for basic and diluted EPS for the three months ended March 31, 2001 and 2000 are reconciled as follows:

(Dollars in Thousands, except per share data)                Three months ended                Three months ended
                                                                MARCH 31, 2001                    MARCH 31, 2000
                                                      --------------------------------   -------------------------------

                                                       INCOME      SHARES      AMOUNT     INCOME      SHARES      AMOUNT

Basic EPS:
Income available to common stockholders ...........    $ 605       1,692       $ 0.36     $ 684       1,673      $ 0.41

Effect of dilutive common stock equivalents-
     stock options ................................       --          20         0.01        --          20        0.01
                                                       -----       -----       ------     -----       -----       -----


Diluted EPS .......................................    $ 605       1,712       $ 0.35     $ 684       1,693      $ 0.40
                                                       =====       =====       ======     =====       =====       =====


NOTE 3:   COMPREHENSIVE INCOME

         Comprehensive income includes all changes in stockholders' equity during the period, except those resulting from investments by owners and distributions to owners. Comprehensive income for all periods consisted of net income and other comprehensive (loss) income relating to the change in unrealized (losses) gains on investment securities available for sale, as shown in the following tables:

                                                 FOR THREE MONTHS ENDED MARCH 31
                                                          2001     2000
                                                          ----     ----
COMPREHENSIVE INCOME:
Net Income ...........................................   $  605   $  684
Other comprehensive income (loss), net of tax,
  relating to unrealized gains (losses) on investments      829      365
                                                         ------   ------
Total comprehensive income ...........................   $1,434   $1,049
                                                         ======   ======


NOTE 4:   RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS NO. 133") which was subsequently amended. This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and those used for hedging activities, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 generally provides for matching of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, so long as the hedge is effective. Prospective application of SFAS No. 133 is required for all fiscal years beginning after June 15, 2000, however earlier application is permitted. SFAS No. 133 was adopted on January 1, 2001 and there was no impact on operations, financial condition and equity and comprehensive income. DNB currently has no derivatives covered by this statement and currently conducts no hedging activities.

         In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 140"). This statement supercedes and replaces the guidance in Statement 125. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, although it carries over most of Statement 125's provisions without reconsideration. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. This statement is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provisions is not permitted. DNB has determined that there was no impact of this statement on the Bank's financial condition, equity, results of operations or disclosures.

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

DNB's total assets were $367.5 million at March 31, 2001 compared to $356.7 million at December 31, 2000. Investment securities (AFS and HTM) increased $2.1 million or 1.7% to $130.5 million at March 31, 2001. Total loans were $188.6 million, up $2.3 million or 1.2% from $186.3 million at December 31, 2000. Federal funds sold were $21.3 million at March 31, 2001, up $6.9 million from December 31, 2000. Other assets increased due to the purchase of a $3 million Bank Owned Life Insurance policy. The increase in assets was funded by a $10 million increase in borrowings since December 31, 2000.

Deposits and other borrowings at March 31, 2001 totaled $340.5 million, compared to $331.5 million at December 31, 2000, an increase of $9.0 million. Since December 31, 2000, there have been increases of $8.8 million in Money Market accounts, offset by decreases of $5.5 million in time deposits, $3.4 million in NOW accounts, and $2.7 million in non-interest bearing accounts. Borrowings were $50 million at March 31, 2001, up $10 million from December 31, 2000.

At March 31, 2001, stockholders' equity was $24.4 million or $14.45 per share, compared to $23.2 million or $13.73 per share at December 31, 2000. The increase in stockholders' equity was the result of net income of $605,000 for the three months ended March 31, 2001 coupled with an $829,000 increase in the fair market value of available-for-sale securities, net of taxes, offset by dividends paid of approximately $220,000 or $.13 per share.

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

Net interest income on a taxable equivalent basis, decreased $38,000 or 1.4% to $2.8 million for the three month period ended March 31, 2001 as compared to the three month period ended March 31, 2000. As shown in the following table, this decrease in net interest income was attributable to the negative effects of rate changes, partially offset by the positive effects of volume changes. The
$149,000 negative impact from rate changes in deposits and borrowings was partially offset by rate increases in interest earning assets, primarily taxable investment securities. There was a $111,000 net benefit from changes in volume due largely to increased loans and investments, offset by increases in average deposits and borrowings.

The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended March 31, 2001 compared to the same period in 2000 (tax-exempt yields and yields on agency-preferred stock that have a 70% dividend received deduction ("DRD") have been adjusted to a tax equivalent basis using a 34% tax rate). For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (i) changes in rate (change in rate multiplied by old volume) and (ii) changes in volume (change in volume multiplied by old rate). The net change attributable to the combined impact of rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

                                        Three Months Ended March 31, 2001
                                                 COMPARED TO 2000
                                    --------------------------------------------
Increase (Decrease) Due to
(Dollars in Thousands)                      RATE        VOLUME            TOTAL
                                         ----------     ------           -------
Interest-earning assets:
Loans ..................................   $ (50)        $ 391           $ 341
Investment securities
     Taxable ...........................     161            15             176
     Tax exempt ........................      (5)            9               4
     Tax preferred DRD .................    --             170             170
Federal funds sold .....................      (3)          129             126
                                           -----         -----           -----
     Total .............................     103           714             817
                                           -----         -----           -----

Interest-bearing liabilities:
Savings, NOW and money market deposits .      85           135             220
Time deposits ..........................     150            86             236
Federal funds purchased ................      --            (1)             (1)
FHLB advances ..........................      17           383             400
Lease obligations ......................      --            --              --
                                           -----          -----          -----
     Total .............................     252            603            855
                                           -----          -----          -----
Net interest income/interest rate spread   $(149)         $ 111          $ (38)
                                           ======         =====          ======

PROVISION FOR LOAN LOSSES

To provide for inherent losses in the loan portfolio, DNB maintains an allowance for loan losses. To maintain an adequate allowance, management charges the provision for loan losses against income. Loan losses are charged directly against the allowance and recoveries on previously charged-off loans are added to the allowance. In establishing its allowance for loan losses, management considers the size and risk exposure of each segment of the loan portfolio, past loss experience, present indicators of risk such as delinquency rates, levels of nonaccruals, the potential for losses in future periods, and other relevant factors. Management's evaluation of the loan portfolio generally includes reviews, on a sample basis, of individual borrowers regardless of size and reviews of problem borrowers of $100,000 or greater. Consideration is also given to examinations performed by regulatory agencies, primarily the Office of the Comptroller of the Currency ("OCC"). The evaluations are also based on management's review of the economy, interest rates, general market conditions, estimates of the fair value of collateral, financial strength and ability of the borrowers and guarantors to pay, and considerations regarding the current and anticipated operating or sales environment. These estimates are particularly susceptible to change and may result in a material adjustment to the allowance. While management uses the latest information available to make its evaluation of the adequacy of the allowance, future adjustments may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

There were no provisions made during the three months ended March 31, 2001, since management determined the allowance for loan losses was adequate based on its analysis and the level of net charge-offs/recoveries compared to the total allowance. Net loan recoveries were $65,000 for the three months ended March 31, 2001, compared to net loan charge-offs of $168,000 for the year ended December 31, 2000 and $27,000 for the three months ended March 31, 2000. The percentage of net (charge-offs)/recoveries to total average loans was .03%, (.09%) and (.02%) for the same respective periods. Another measure of the adequacy of the allowance is the coverage ratio of the allowance to non-performing loans, which was 250.4% at March 31, 2001. DNB's coverage ratio is high relative to peers. However, its level of delinquencies and non-performing assets, although down significantly in the last few years, still remains well above peer averages. In addition, the ratio of non-performing loans to total loans has steadily declined and was 1.03% at March 31, 2001.

The following table summarizes the changes in the allowance for loan losses for the periods indicated. Real estate includes both residential and commercial real estate.

                                          3 Months          Year       3 Months
                                            Ended         Ended          Ended
(Dollars in thousands)                     3/31/01       12/31/00       3/31/00
                                           -------       --------       -------

Beginning Balance .................       $ 4,917         $ 5,085       $ 5,085
Provisions: .......................            --             --             --
Loans charged off:
       Real estate ................            --            (138)           --
       Commercial .................            --             (29)          (35)
       Consumer ...................           (19)            (57)           (7)
                                           -------         -------       -------
           Total charged off                  (19)           (224)          (42)
Recoveries:
       Real estate ...............             73              13             1
       Commercial ................              6              24             9
       Consumer ..................              5              19             5
                                          -------         -------       -------
Total recoveries .................             84              56            15
                                          -------         -------       -------
Net recoveries (charge-offs)......             65            (168)          (27)
                                          -------         -------       -------
Ending Balance ...................        $ 4,982         $ 4,917       $ 5,058
                                          =======         =======       =======


NON-INTEREST INCOME

Total non-interest income includes service charges on deposit products; fees received in connection with the sale of nondepository products and services, including fiduciary and investment advisory services, offered through DNB Advisors; securities brokerage products and services and insurance brokerage products and services, offered through DNB Financial Services; and other sources of income such as net gains on sales of investment securities and other real estate owned ("OREO") properties. In addition, DNB receives fees for cash management, merchant services, debit cards, safe deposit box rentals, check cashing, lockbox services and similar activities.

For the three month period ended March 31, 2001, non-interest income was $457,000 compared to $393,000 for the same period in 2000. Service charges increased $67,000 to $233,000 for the three month period ended March 31, 2001 compared with the same period in 2000. The increase in service charge income is due, in general, to increased deposit volume coupled with overdraft fees and minimum account balance charges. Other non-interest income increased $41,000, due mainly to income received on an investment in a Bank Owned Life Insurance policy.

NON-INTEREST EXPENSE

Non-interest  expense  includes  salaries  &  employee  benefits,   furniture  &
equipment, occupancy, professional & consulting fees as well as printing & supplies, insurance, advertising and other less significant expense items.

Non-interest expenses increased $94,000 to $2.2 million for the three month period ended March 31, 2001 compared to the same period in 2000. The increase during this period resulted primarily from higher levels of salaries & employee benefits expense.

Salaries & employee benefits increased $148,000 or 12.8% to $1.3 million for the three month period ended March 31, 2001, compared to $1.2 million for the same period in 2000. The increase in this category reflects an increase in full-time equivalent employees, merit increases as well as the creation of new positions associated with several new e-Business initiatives.

INCOME TAXES

Income tax expense was $262,000 for the three months ended March 31, 2001 compared with $293,000 for the three months ended March 31, 2000. The effective tax rate was 30% for the three month periods ending March 31, 2001 and 2000. The rates used for income taxes for both periods were less than the statutory rate as a result of tax exempt interest income.

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

The following table sets forth those assets that are: (i) on nonaccrual  status,
(ii) contractually delinquent by 90 days or more and still accruing, (iii) troubled debt restructurings and (iv) other real estate owned as a result of foreclosure or voluntary transfer to DNB.

(Dollars in Thousands)                      3/31/01      12/31/00       3/31/00
                                            -------      --------       -------

Nonaccrual Loans:
     Residential mortgage ...............   $  132        $  137        $  201
     Commercial mortgage ................      243           157           125
     Commercial .........................      638           573           482
     Consumer ...........................      351           317           325
                                            ------        ------        ------
Total nonaccrual loans ..................    1,364         1,184         1,133

Loans 90 days past due and still accruing      586           609           660
Troubled debt restructurings ............       40            40            --
                                            ------        ------        ------
Total non-performing loans ..............    1,990         1,833         1,793
Other real estate owned .................      183           183           183
                                            ------        ------        ------
Total non-performing assets .............   $2,173        $2,016        $1,976
                                            ======        ======        ======

     The following table sets forth the DNB's asset quality and allowance coverage ratios at the dates indicated:

                                                    3/31/01   12/31/00   3/31/00
                                                    -------   --------   -------

Non-performing Loans/Total Loans .................      1.0%      1.0%      1.1%
Non-performing Assets/Total Loans and OREO .......      1.1       1.1       1.2
Allowance for Loan Losses/Total Loans ............      2.6       2.6       3.0
Allowance for Loan Losses/Total Loans and OREO ...      2.6       2.6       3.0
Allowance for Loan Losses/Non-performing Assets ..    229.3     243.9     256.0
Allowance for Loan Losses/Non-performing Loans ...    250.4     268.2     282.1

If interest income had been recorded on nonaccrual loans, interest would have increased as shown in the following table:
                                                  3 Months     Year    3 Months
                                                    Ended      Ended     Ended
(Dollars in thousands)                             3/31/01   12/31/00   3/31/00
                                                   -------   --------   -------

Interest income which would have been recorded
       under original terms ...................      $ 29       $ 98       $ 23
Interest income recorded during the period ....        --        (21)        --
                                                     ----       ----       ----
Net impact on interest income .................      $ 29       $ 77       $ 23
                                                     ====       ====       ====

DNB had impaired loans with total recorded investments of $651,000 and an average recorded investment of $603,000 for the three month period ended March 31, 2001 and $693,000 for the year ended December 31, 2000. As of March 31, 2001 and December 31, 2000, no addition to the allowance for credit losses was necessary for these impaired loans. There was no cash collected on impaired loans during three months ended March 31, 2001 as compared to $14,000 that was credited to the outstanding principal balance during the three months ended March 31, 2000. No interest income was recorded on such loans.

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

At March 31, 2001 DNB has $24.7 million in commitments to fund commercial real estate, construction and land development. In addition, DNB had commitments to fund $4.6 million in home equity lines of credit and $6.7 million in other unused commitments. Management anticipates the majority of these commitments will be funded by means of normal cash flows. In addition, $68.2 million of time deposits at DNB are scheduled to mature during the nine months ending December 31, 2001. Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in Federal funds sold or by paydowns and maturities of loans and investments.

Stockholders' equity increased to $24.4 million at March 31, 2001 as a result of the $605,000 profit reported for the three months then ended, the $829,000 increase in market value of available for sale investments, net of tax, less dividends paid totaling $220,000 year-to-date. The Bank's common equity position at March 31, 2001 exceeds the regulatory required minimums. The following table summarizes data and ratios pertaining to the Bank's capital structure.

                                                                                                        To Be Well
                                                                                                    Capitalized Under
                                                                              For Capital           Prompt Corrective
(Dollars in thousands)                                   Actual            Adequacy Purposes        Action Provisions
                                                --------------------       -----------------        -----------------
                                                  AMOUNT    RATIO          AMOUNT    RATIO           AMOUNT    RATIO
                                                  ------    -----          ------    -----           ------    -----
As of March 31, 2001:
Total risk-based capital .................       $27,534    10.46%         $21,062    8.00%          $26,32     10.00%
Tier 1 capital ...........................        24,222     9.20           10,531    4.00           15,797      6.00
Tier 1 (leverage) capital ................        24,222     6.83           14,183    4.00           17,728      5.00



In addition, the Federal Reserve Bank (the "FRB") leverage ratio rules require bank holding companies to maintain a minimum level of "primary capital" to total assets of 5.5% and a minimum level of "total capital" to total assets of 6%. For this purpose, (i) "primary capital" includes, among other items, common stock, contingency and other capital reserves, and the allowance for loan losses, (ii) "total capital" includes, among other things, certain subordinated debt, and "total assets" is increased by the allowance for loan losses. DNB's primary capital ratio and its total capital ratio are both 7.9% at March 31, 2001, well in excess of FRB requirements.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DNB utilizes Modified Duration of Equity and Economic Value of Portfolio Equity ("EVPE") models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different if rates change. Results falling outside prescribed ranges require action by management. At March 31, 2001 and December 31, 2000, DNB's variance in the economic value of equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points is within its negative 3% guideline, as shown in the tables below.

                                                                MARCH 31, 2001                     DECEMBER 31, 2000
                                                         --------------------------        --------------------------------
Change in rates                                          FLAT     -200BP     +200BP        FLAT        -200BP       +200 BP
                                                         ----     ------     ------        ----        ------       -------
Economic Value of
     Portfolio Equity ........................           26,233   22,733     24,242        28,870      27,205       23,082
Change .......................................                    (3,490)    (1,981)                   (1,665)      (5,788)
         Change as a % of assets .............                    (0.95%)    (0.54%)                   (0.47%)      (1.62%)

FORWARD-LOOKING STATEMENTS

     Certain statements in this report, including any which are not statements of historical fact, may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Without limiting the foregoing, the words "expect", "anticipate", "plan", "believe", "seek", "estimate", "predict", "internal" and similar words are intended to identify expressions that may be forward-looking statements. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those contemplated by such statements. For example, actual results may be adversely affected by the following possibilities: (1) competitive pressure among depository institutions may increase; (2) changes in interest rates may reduce banking interest margins; (3) general economic conditions and real estate values may be less favorable than contemplated; (4) adverse legislation or regulatory requirements may be adopted; and (5) other unexpected contingencies may arise. Many of these factors are beyond DNB's ability to control or predict. Readers of this report are accordingly cautioned not to place undue reliance on forward-looking statements. DNB disclaims any intent or obligation to update publicly any of the forward-looking statements herein, whether in response to new information, future events or otherwise.

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

                None

           (b)  REPORTS ON FORM 8-K

                Not Applicable

                                   SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       DNB FINANCIAL CORPORATION
                                                                    (Registrant)



DATE:  May 14, 2001                             ________________________________
                                                      Henry F. Thorne, President
                                                     and Chief Executive Officer



DATE:  May 14, 2001                             ________________________________
                                                                Bruce E. Moroney
                                                         Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       DNB FINANCIAL CORPORATION
                                                                    (Registrant)



       DATE:  May 14, 2000                                   /S/ HENRY F. THORNE
                                                  ------------------------------
                                                      Henry F. Thorne, President
                                                     and Chief Executive Officer



      DATE:  May 14, 2000                                   /S/ BRUCE E. MORONEY
                                                    ----------------------------
                                                                Bruce E. Moroney
                                                         Chief Financial Officer