Form 10-Q
period 2001-06-30
DNB FINANCIAL CORP /PA/
filed 2001-08-14
CIK 713671

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.
                  FOR THE QUARTERLY PERIOD ENDED: June 30, 2001
                                       or
[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934.

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

                           [X] Yes                   [    ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     COMMON STOCK ($1.00 PAR VALUE)                           1,691,575
                (Class)                                (Shares Outstanding as of
                                                            August 14, 2001)
---------------------------------------------------------------------------

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY

                                      INDEX

PART  I - FINANCIAL INFORMATION                                         PAGE NO.

ITEM 1.       FINANCIAL STATEMENTS (Unaudited):

     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
     June 30, 2001 and December 31, 2000                                       3

     CONSOLIDATED STATEMENTS OF OPERATIONS
     Three Months Ended June 30, 2001 and 2000                                 4

     CONSOLIDATED STATEMENTS OF OPERATIONS
     Six Months Ended June 30, 2001 and 2000                                   5

     CONSOLIDATED STATEMENTS OF CASH FLOWS
     Six Months Ended June 30, 2001 and 2000                                   6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     June 30, 2001 and December 31, 2000                                       7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   10

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK                                               17

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS                                               18

ITEM 2.       CHANGE IN SECURITIES                                            18

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                                 18

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF                              18
              SECURITY HOLDERS

ITEM 5.       OTHER INFORMATION                                               18

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                18

SIGNATURES                                                                    19

DNB FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands, except per share amounts)
                                                         JUNE 30,   DECEMBER 31,
                                                           2001         2000
--------------------------------------------------------------------------------
ASSETS
Cash and due from banks ...............................  $  10,954    $  13,002
Federal funds sold ....................................      7,996       14,350
                                                         ---------    ---------
Total cash and cash equivalents .......................     18,950       27,352
Investment securities available for sale, at fair value     99,535       86,088
Investment securities (market value $41,398
   in 2001 and $42,357 in 2000) .......................     40,980       42,328
Loans, net of unearned income .........................    189,932      191,201
Allowance for loan losses .............................     (4,866)      (4,917)
                                                         ---------    ---------
Net loans .............................................    185,066      186,284
                                                         ---------    ---------
Office property and equipment, net ....................      7,098        5,889
Accrued interest receivable ...........................      2,347        2,580
Other real estate owned ...............................         83          183
Deferred income taxes .................................      1,022        1,427
Other assets ..........................................      7,894        4,539
                                                         ---------    ---------
TOTAL ASSETS ..........................................    362,975      356,670
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Non-interest-bearing deposits .........................     35,568       38,898
Interest-bearing deposits:
   NOW accounts .......................................     42,632       44,450
   Money market .......................................     65,159       59,250
   Savings ............................................     32,881       29,811
   Time ...............................................    109,545      118,382
                                                         ---------    ---------
TOTAL DEPOSITS ........................................    285,785      290,791
FHLB Advances .........................................     50,000       40,000
Lease obligations .....................................        738          741
                                                         ---------    ---------
TOTAL BORROWINGS ......................................     50,738       40,741
Accrued interest payable ..............................      1,183        1,450
Other liabilities .....................................        372          458
                                                         ---------    ---------
TOTAL LIABILITIES .....................................    338,078      333,440
                                                         ---------    ---------

STOCKHOLDERS' EQUITY
Preferred stock, $10.00 par value;
   1,000,000 shares authorized; none issued
Common stock, $1.00 par value;
   10,000,000 shares authorized; 1,691,575
   issued and outstanding .............................      1,692        1,692
Surplus ...............................................     19,676       19,676
Retained earnings .....................................      3,883        3,111
Accumulated other comprehensive loss ..................       (354)      (1,249)
                                                         ---------    ---------
TOTAL STOCKHOLDERS' EQUITY ............................     24,897       23,230
                                                         ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............  $ 362,975    $ 356,670
                                                         =========    =========

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share amounts)               Three Months
                                                               Ended June 30
--------------------------------------------------------------------------------
                                                               2001         2000
--------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans ........................      $    3,944   $    3,650
Interest on taxable investment securities .........           1,801        1,865
Interest on tax-free investment securities ........             121          140
Interest on tax preferred equity securities .......             153           --
Interest on Federal funds sold ....................             150           42
                                                         ----------   ----------
       Total interest income .........................        6,169        5,697
                                                         ----------   ----------
INTEREST EXPENSE:
Interest on time deposits .........................           1,611        1,549
Interest on NOW, money market and savings .........           1,034        1,004
Interest on Federal funds purchased ...............              --            5
Interest on FHLB advance ..........................             736          382
Interest on lease obligations .....................              25           25
                                                         ----------   ----------
             Total interest expense ..................        3,406        2,965
                                                         ----------   ----------
Net interest income ..................................        2,763        2,732
Provision for loan losses ............................           --           --
                                                         ----------   ----------
Net interest income after provision for loan losses ..        2,763        2,732
                                                         ----------   ----------
NON-INTEREST INCOME:
Service charges ......................................          250          190
Wealth Management Services ...........................           82          111
Increase in cash surrender value of BOLI .............           38           --
Other ................................................          156          118
                                                         ----------   ----------
Total non-interest income ............................          526          419
                                                         ----------   ----------
NON-INTEREST EXPENSE:
Salaries and employee benefits .......................        1,338        1,185
Furniture and equipment ..............................          252          261
Occupancy ............................................          161          148
Advertising and marketing ............................           72           89
Professional and consulting ..........................          186           99
Printing and supplies ................................           55           69
Other ................................................          384          381
                                                         ----------   ----------
Total non-interest expense ...........................        2,448        2,232
                                                         ----------   ----------
Income before income taxes ...........................          841          919
Income tax expense ...................................          233          285
                                                         ----------   ----------

NET INCOME ...........................................   $      608   $      634
                                                         ==========   ==========

EARNINGS PER SHARE:
Basic ................................................   $     0.36   $     0.37
Diluted ..............................................         0.35         0.37

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic ................................................    1,691,575    1,691,575
Diluted ..............................................    1,714,142    1,705,465

CASH DIVIDENDS PER SHARE .............................   $     0.13   $     0.12

See accompanying notes to consolidated financial statements

DNB FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share amounts)                Six Months
                                                               Ended June 30
--------------------------------------------------------------------------------
                                                              2001        2000
--------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans ...........................   $    7,851   $    7,215
Interest on taxable investment securities ............        3,685        3,574
Interest on tax-free investment securities ...........          242          254
Interest on tax preferred equity securities ..........          278           --
Interest on Federal funds sold .......................          342          110
                                                         ----------   ----------
Total interest income ................................       12,398       11,153
                                                         ----------   ----------
INTEREST EXPENSE:
Interest on time deposits ............................        3,322        3,024
Interest on NOW, money market and savings ............        2,181        1,931
Interest on Federal funds purchased ..................           --            6
Interest on FHLB advances ............................        1,429          675
Interest on lease obligations ........................           50           51
                                                         ----------   ----------
Total interest expense ...............................        6,982        5,687
                                                         ----------   ----------
Net interest income ..................................        5,416        5,466
Provision for loan losses ............................           --           --
                                                         ----------   ----------
Net interest income after provision for loan losses ..        5,416        5,466
                                                         ----------   ----------
NON-INTEREST INCOME:
Service charges ......................................          483          356
Wealth Management Services ...........................          162          234
Increase in cash surrender value of BOLI .............           58           --
Other ................................................          281          222
                                                         ----------   ----------
Total non-interest income ............................          984          812
                                                         ----------   ----------
NON-INTEREST EXPENSE:
Salaries and employee benefits .......................        2,648        2,346
Furniture and equipment ..............................          490          520
Occupancy ............................................          323          298
Advertising and marketing ............................          129          173
Professional and consulting ..........................          272          212
Printing and supplies ................................          103          130
Other ................................................          727          703
                                                         ----------   ----------
Total non-interest expense ...........................        4,692        4,382
                                                         ----------   ----------
Income before income taxes ...........................        1,708        1,896
Income tax expense ...................................          495          578
                                                         ----------   ----------
Net income ...........................................   $    1,213   $    1,318
                                                         ==========   ==========

EARNINGS PER SHARE:
Basic ................................................   $     0.72   $     0.78
Diluted ..............................................         0.71         0.77

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic ................................................    1,691,575    1,691,575
Diluted ..............................................    1,713,016    1,706,728

CASH DIVIDENDS PER SHARE .............................   $     0.26   $     0.25

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)
                                                        Six Months Ended June 30
                                                        ------------------------
                                                            2001       2000
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..........................................   $  1,213    $  1,318
Adjustments to reconcile net income to net cash
    provided by operating activities:
Depreciation and amortization .......................        401         354
Gain on sale of investments .........................        (26)         --
Decrease (increase) in accrued interest receivable ..        233        (340)
Increase in other assets ............................       (317)       (249)
Increase in investment in BOLI ......................     (3,038)         --
Decrease in accrued interest payable ................       (267)        (60)
Decrease in current taxes payable ...................       (349)       (982)
Increase in other liabilities .......................        263       2,115
                                                        --------    --------
NET CASH USED IN OPERATING ACTIVITIES ...............     (1,887)      2,156
                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities & paydowns of AFS securities     17,940       3,044
Proceeds from maturities & paydowns of HTM securities      8,955       4,007
Purchase of AFS securities ..........................    (33,040)    (16,274)
Purchase of HTM securities ..........................     (7,660)    (10,542)
Proceeds from sale of securities ....................      2,973          --
Net decrease (increase) in loans ....................      1,218      (5,522)
Proceeds from sale of OREO ..........................        100          --
Purchase of office property and equipment ...........     (1,552)       (237)
                                                        --------    --------
NET CASH USED IN INVESTING ACTIVITIES ...............    (11,066)    (25,524)
                                                        --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits .................     (5,006)     18,699
Increase in Federal funds purchased .................         --       3,977
Decrease in lease obligations .......................         (3)         (3)
Increase in FHLB advances ...........................     10,000       4,000
Proceeds from issuance of options ...................         --          17
Dividends paid ......................................       (440)       (419)
                                                        --------    --------
NET CASH PROVIDED BY FINANCING ACTIVITIES ...........      4,551      26,271
                                                        --------    --------
Net Change in Cash and Cash Equivalents .............     (8,402)      2,903
Cash and Cash Equivalents at Beginning of Period ....     27,352      17,530
                                                        --------    --------
Cash and Cash Equivalents at End of Period ..........   $ 18,950    $ 20,433
                                                        ========    ========

Supplemental Disclosure Of Cash Flow Information:
Cash paid during the period for:
Interest ............................................   $  7,249    $  5,747
Taxes ...............................................        250         560

Supplemental Disclosure Of Non-Cash Flow Information:
Transfer of loans to OREO ...........................   $     --    $     99
                                                        ========    ========
See accompanying notes to consolidated financial statements

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1:   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, Downingtown National Bank (the "Bank"), have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior period amounts not affecting net income are reclassified when necessary to conform with current period classifications. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2000.

NOTE 2: EARNINGS PER SHARE (EPS)

     Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur from the conversion of common stock equivalents (i.e., stock options) and is computed using the treasury stock method. For the three and six months ended June 30, 2001, 185,941 and 187,067 stock options were not included because such options were antidilutive. For the three and six months ended June 30, 2000, 151,300 and 153,030 stock options were not included because such options were antidilutive. These shares may be dilutive in the future. Earnings per share, dividends per share and weighted average shares outstanding have been adjusted to reflect the effects of the 5% stock dividend paid in December 2000. Net income and the weighted average number of shares outstanding for basic and diluted EPS for the three and six months ended June 30, 2001 and 2000 are reconciled as follows:

(In thousands, except per share amounts)

                                                                Three months ended          Three months ended
                                                                   June 30, 2001               June 30, 2000
                                                              ------------------------    ------------------------
                                                               Income   Shares   Amount    Income   Shares  Amount
                                                              -------   ------   ------    -------  ------  ------
Basic EPS:
Income available to common stockholders ...................    $  608    1,692   $ 0.36    $  634   1,692   $ 0.37
Effect of dilutive common stock equivalents-
     stock options ........................................        --       22     0.01        --      13       --
                                                               ------    -----   ------    ------   -----   ------

Diluted EPS ...............................................    $  608    1,714   $ 0.35    $  634   1,705   $ 0.37
                                                               ======    =====   ======    ======   =====   ======


                                                                  Six months ended          Six months ended
                                                                    June 30, 2001             June 30, 2000
                                                               ------------------------    -----------------------
                                                               Income    Shares  Amount    Income   Shares  Amount
                                                               ------    ------  -----     ------   ------  ------
Basic EPS:
Income available to common stockholders ....................   $ 1,213   1,692   $ 0.72    $ 1,318  1,692   $ 0.78
Effect of dilutive common stock equivalents-
      stock options ........................................        --      21     0.01        --      15     0.01
                                                               -------   -----   ------     -----   -----   ------
Diluted EPS ................................................   $ 1,213   1,713   $ 0.71    $ 1,318  1,707   $ 0.77
                                                               =======   =====   ======    =======  ======  ======

NOTE 3:   COMPREHENSIVE INCOME

     Comprehensive income includes all changes in stockholders' equity during the period, except those resulting from investments by owners and distributions to owners. Comprehensive income for all periods consisted of net income and other comprehensive income (loss) relating to the change in unrealized gains (losses) on investment securities available for sale, as shown in the following table:

(Dollars in thousands)                                FOR THREE MONTHS ENDED JUNE 30      FOR SIX MONTHS ENDED JUNE 30
                                                      ------------------------------      ----------------------------
                                                           2001           2000               2001           2000
                                                           ----           ----               ----           ----
COMPREHENSIVE INCOME:

Net Income ...........................................   $  608         $  634              $1,213         $1,318
Other comprehensive income (loss), net of tax,
  relating to unrealized gains (losses) on investments       66           (198)                895            167
                                                         ------          ------             ------         ------
Total comprehensive income ...........................   $  674          $ 436              $2,108         $1,485
                                                         ======          ======             ======         ======

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

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations" (SFAS No. 141). The Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All Business combinations in the scope of the Statement are to be accounted for using the purchase method. The provisions of the Statement apply to all Business combinations initiated after June 30, 2001. The Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. DNB has determined that there was no impact of this statement on the Bank's financial condition, equity, results of operations or disclosures.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, "Goodwill and other Intangible Assets" (SFAS No. 142). This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. The Statement also addresses ho goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of the statement are required to be applied starting with fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions of the Statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. DNB has determined that there was no impact of this statement on the Bank's financial condition, equity, results of operations or disclosures.

                   DNB FINANCIAL CORPORATION AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Financial Condition

     DNB's total assets were $363.0 million at June 30, 2001 compared to $356.7 million at December 31, 2000. Investment securities (AFS and HTM) increased $12.1 million or 9.4% to $140.5 million at June 30, 2001. There were significant increases in U. S. Agency Mortgage Backed securities which grew by $26.6 million or 20.7% and Agency Preferred Stocks which grew by $5.5 million or 4.3%. These increases were partially offset by $18.4 million in matured or sold U.S. Agency bonds. Total loans were $185.1 million, down $1.2 million or 0.7% from $186.3 million at December 31, 2000. Federal funds sold were $8.0 million at June 30, 2001, down $6.4 million from December 31, 2000.

     Deposits and other borrowings at June 30, 2001 totaled $336.5 million, compared to $331.5 million at December 31, 2000, an increase of $5.0 million, resulting from an increase in FHLB advances, partially offset by a decrease in deposits. Since December 31, 2000, there have been decreases of $8.8 million in time deposits and $3.3 million in non-interest bearing accounts. This was partially offset by increases of $5.9 million in Money Market accounts and $3.1 million in Savings accounts. Borrowings were $50 million at June 30, 2001, up $10 million from December 31, 2000.

     At June 30, 2001, stockholders' equity was $24.9 million or $14.72 per share, compared to $23.2 million or $13.73 per share at December 31, 2000. The increase in stockholders' equity was the result of net income of $1.2 million for the six months ended June 30, 2001, in addition to an $894,000 increase in the fair market value of available-for-sale securities, net of taxes. These additions to capital were offset by dividends paid of approximately $440,000 or $.26 per share.

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

     On a tax-equivalent basis, net interest income increased $75,000 or 2.7% to $2.9 million for the three month period and decreased $55,000 or 1% to $5.6 million for the six month period ended June 30, 2001, compared to the three and six month periods ending June 30, 2000. As shown in the following tables, the increase in net interest income for the three month period ended June 30, 2001 compared to the three month period ending June 30, 2000 was largely attributable to the positive effects of volume change, partially offset by the negative effects of rate changes. The decrease in net interest income for the six month period ending June 30, 2001 compared to the six month period ending June 30, 2000 was largely attributable to the negative effects of rate changes, partially offset by the positive effects of volume changes. The positive impact from volume changes was attributable to significant increases in average interest-earning assets of $46.5 million and $44.9 million during the three and six month periods, respectively. The negative impact from changes in rates for both periods was primarily attributable to interest-bearing deposits repricing at a slower rate than interest-earning assets.

     The following tables set forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three and six months ended June 30, 2001 compared to the same periods in 2000 (tax-exempt yields and yields on agency-preferred stock that have a 70% dividend received deduction have been adjusted to a tax equivalent basis using a 34% tax rate). For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (i) changes in rate (change in rate multiplied by old volume) and (ii) changes in volume (change in volume multiplied by old rate). The net change attributable to the combined impact of rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

                                                Three Months Ended June 30, 2001
                                                        Compared to 2000
                                                --------------------------------
Increase (Decrease) Due to
                                                      Rate    Volume   Total
                                                      ----    ------   -----
Interest-earning assets:
Loans ................................               $ (76)   $ 370    $ 294
Investment securities
     Taxable .........................                (246)     182      (64)
     Tax-exempt ......................                 (11)     (19)     (30)
     Tax-preferred equity securities .                  --      208      208
Federal funds sold ...................                 (13)     121      108
                                                     -----    -----    -----
     Total ...........................                (346)     862      516
                                                     -----    -----    -----

Interest-bearing liabilities:
Savings, NOW and money market deposits                 (72)     102       30
Time deposits ........................                  57        5       62
Federal funds purchased ..............                  (3)      (2)      (5)
FHLB advances ........................                  (7)     361      354
                                                     -----    -----    -----
Total ................................                 (25)     466      441
                                                     -----    -----    -----
Net Interest Income ..................               $(321)   $ 396    $  75
                                                     =====    =====    =====

                                                Six Months Ended June 30, 2001
                                                        Compared to 2000
                                                ------------------------------
Increase (Decrease) Due to
                                                     Rate     Volume   Total
                                                     ----     ------   -----
Interest-earning assets:
Loans .........................................      $(125)   $ 761    $ 636
Investment securities
     Taxable ..................................        (99)     210      111
     Tax-exempt ...............................         (8)      (9)     (17)
     Tax-preferred equity securities ..........         --      278      278
Federal funds sold ............................        (19)     251      232
                                                     ------   -----    -----
     Total ....................................       (251)   1,491    1,240
                                                     ------   -----    -----

Interest-bearing liabilities:
Savings, NOW and money market deposits ........        (50)     300      250
Time deposits .................................        207       91      298
Federal funds purchased .......................          4      (10)      (6)
FHLB advances .................................         10      744      754
Lease obligations .............................         --       (1)      (1)
                                                     ------   ------   ------
     Total ....................................        171    1,124    1,295
                                                     ------   ------   ------
Net Interest Income ...........................      $(422)   $ 367    $ (55)
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

     There were no provisions made during the six months ended June 30, 2001, since management determined the allowance for loan losses was adequate based on its analysis and the level of net charge-offs/recoveries compared to the total allowance. Net loan charge-offs were $51,000 for the six months ended June 30, 2001, compared to $168,000 for the year ended December 31, 2000 and $127,000 for the six months ended June 30, 2000. The percentage of net (charge-offs)/recoveries to total average loans was (.03%), (.09%) and (.07%) for the same respective periods. Another measure of the adequacy of the allowance is the coverage ratio of the allowance to non-performing loans, which was 266% at June 30, 2001. DNB'S coverage ratio is high relative to peers. However, its level of delinquencies and non-performing assets, although down significantly in the last few years, still remains well above peer averages. In addition, the ratio of non-performing loans to total loans has steadily declined and was 0.96% at June 30, 2001.

     The following table summarizes the changes in the allowance for loan losses for the periods indicated. Real estate includes both residential and commercial real estate.

                                               6 Months      Year    6 Months
                                                 Ended      Ended      Ended
                                                6/30/01    12/31/00   6/30/00
                                                -------    -------    -------

Beginning balance ....................         $ 4,917    $ 5,085    $ 5,085
Provisions ...........................             --         --          --
Loans charged off:
       Real estate ...................           (108)      (138)      (105)
       Commercial ....................            (10)       (65)       (25)
       Consumer ......................            (31)       (21)       (25)
                                              -------    -------    -------
           Total charged off .........           (149)      (224)      (155)
Recoveries:
       Real estate ...................             77         13          3
       Commercial ....................              9         33         13
       Consumer ......................             12         10         12
                                              -------    -------    -------
           Total recoveries ..........             98         56         28
                                              -------    -------    -------
Net recoveries (charge-offs) .........            (51)      (168)      (127)
                                              -------    -------    -------
Ending balance .......................        $ 4,866    $ 4,917    $ 4,958
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

     For the three and six month periods ended June 30, 2001, non-interest income was $526,000 and $984,000, respectively, compared to $419,000 and $812,000 for the same periods in 2000. Service charges increased $60,000 and $127,000, to $250,000 and $483,000 for the three and six month periods ended June 30, 2001, respectively. Much of the increase in this category came from non-sufficient funds ("NSF") fees, which rose $60,000 and $119,000, respectively, due to an increase in the volume of accounts as well as a concerted effort by management to reduce the waived fee percentage on deposit account overdrafts.

     Other non-interest income increased $76,000 and $117,000 to $194,000 and $339,000 for the three and six month periods ended June 30, 2001, respectively. The increase in other income for the three and six month periods reflected increases in cash surrender value of Bank owned life insurance on key executives, gains on the sale of investments, as well as higher cash management and mortgage correspondent fees.

NON-INTEREST EXPENSE

     Non-interest expense includes salaries & employee benefits, furniture & equipment, occupancy, professional & consulting fees as well as printing & supplies, advertising and other less significant expense items.

     Non-interest expenses increased $216,000 to $2.4 million and $310,000 to $4.7 million for the three and six month periods ended June 30, 2001 compared to the three and six month periods ended June 30, 2000. The increase during these periods resulted primarily from higher levels of salaries & employee benefits and professional & consulting expense, partially offset by decreases in advertising & marketing expense.

     Salaries & employee benefits increased $153,000 to $1.3 million and $302,000 to $2.6 million for the three and six months ended June 30, 2001, compared to $1.2 million and $2.3 million for the same periods in 2000. The increase in this category resulted from merit increases as well as the creation of several new positions associated with e-Business and Wealth Management initiatives.

     Professional & consulting expense increased $87,000 or 88% to $187,000 and $60,000 or 46% to $272,000 for the three and six months ended June 30, 2001, respectively, compared to $90,000 and $212,000 for the same periods in 2000. The increases for both periods were due to legal expenses incurred in forming a new subsidiary, as well as consulting services, Wealth Management and training.

     Advertising & marketing expense decreased $17,000 and $44,000 to $72,000 and $129,000 for the three and six months ended June 30, 2001, respectively, compared to $89,000 and $173,000 for the same periods in 2000.

INCOME TAXES

     Income tax expense was $233,000 and $495,000 for the three and six months ended June 30, 2001 compared to $285,000 and $578,000 for the same periods in 2000. The effective tax rate was 28% for the three month period and 29% for the six month period ending June 30, 2001 compared to 31% for the three month period and 30% for the six month period ending June 30, 2000. The rates used for income taxes for both periods were less than the statutory rate as a result of tax exempt interest and dividend income. The effective tax rate decreased during the most recent three and six month periods due to a higher volume of Tax Preferred Equity Securities and Bank Owned Life Insurance in those periods compared to the same periods in 2000.

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

(Dollars in thousands)                       June 30     Dec. 31        June 30
                                              2001         2000            2000
                                            -------      --------       --------
Nonaccrual Loans:
     Residential mortgage ...............   $  130        $  137         $  132
     Commercial mortgage ................      158           157            125
     Commercial .........................      615           573            562
     Consumer ...........................      290           317            327
                                            ------        ------         ------
Total nonaccrual loans ..................    1,193         1,184          1,146

Loans 90 days past due and still accruing      594           609            626
Troubled debt restructurings ............       40            40             40
                                            ------        ------         ------
Total non-performing loans ..............    1,827         1,833          1,812
Other real estate owned .................       83           183            183
                                            ------        ------         ------
Total non-performing assets .............   $1,910        $2,016         $1,995
                                            ======        ======         ======

     The following table sets forth the DNB's asset quality and allowance coverage ratios at the dates indicated:

                                                    June 30   Dec. 31   June 30
                                                       2001      2000      2000
                                                     ------    ------    ------

Non-performing Loans/Total Loans .................     1.0%      1.0%      1.0%
Non-performing Assets/Total Loans and OREO .......     1.0       1.1       1.1
Allowance for Loan Losses/Total Loans ............     2.6       2.6       2.8
Allowance for Loan Losses/Total Loans and OREO ...     2.6       2.6       2.8
Allowance for Loan Losses/Non-performing Assets ..   254.8     243.9     248.5
Allowance for Loan Losses/Non-performing Loans ...   266.3     268.1     273.6

If interest income had been recorded on nonaccrual loans and trouble debt restructurings, interest would have been increased as shown in the following table:

                                                   6 Months    Year     6 Months
                                                     Ended     Ended      Ended
(Dollars in thousands)                              6/30/01   12/31/00   6/30/00
                                                    -------   --------   -------

Interest income which would have been recorded
       under original terms .....................   $  47      $   98     $  46
Interest income recorded during the period ......      (1)        (21)       (1)
                                                    -----      ------     -----
Net impact on interest income ...................   $  46      $   77     $  45
                                                    =====      ======     =====

     At June 30, 2001 and December 31, 2000, DNB had impaired loans with a total recorded investment of $771,000 and $651,000 , respectively, and an average recorded investment of $641,000 for the six month period ended June 30, 2001 and $693,000 for the year ended December 31, 2000. As of June 30, 2001 and December 31, 2000, there was no related allowance for credit losses necessary for these impaired loans. There was no cash collected on impaired loans during six months ended June 30, 2001 as compared to $11,000 that was credited to the outstanding principal balance during the six months ended June 30, 2000. No interest income was recorded on such loans.

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

     At June 30, 2001 DNB has $16.2 million in commitments to fund commercial real estate, construction and land development. In addition, DNB had commitments to fund $4.8 million in home equity lines of credit and $11.1 million in other unused commitments. Management anticipates the majority of these commitments will be funded by means of normal cash flows. In addition, $54.5 million of time deposits at DNB are scheduled to mature during the six months ending December 31, 2001. Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by cash flow from loans and investments.

     Stockholders' equity increased to $24.9 million at June 30, 2001 as a result of the $1.2 million profit reported for the six months then ended and after dividends paid totaling $440,000 year-to-date. The Bank's common equity position at June 30, 2001 exceeds the regulatory required minimums. The following table summarizes data and ratios pertaining to the Bank's capital structure.

(Dollars in thousands)                                                                To Be Well Capitalized
                                                                For Capital           Under Prompt Corrective
                                         Actual              Adequacy Purposes           Action Provisions
                                    ----------------         -----------------        -----------------------
                                    Amount     Ratio          Amount     Ratio          Amount       Ratio
                                    ------     -----          ------     -----          ------       -----
Total risk-based capital.......    $27,902    10.82%          $20,628     8.00%         $25,798      10.00%
Tier I Capital ................    24,623     9.54            10,319      4.00          15,479       6.00
Tier 1 (leverage) Capital......    24,623     6.83            14,424      4.00          18,030       5.00

     In addition, the Federal Reserve Bank (the "FRB") leverage ratio rules require bank holding companies to maintain a minimum level of "primary capital" to total assets of 5.5% and a minimum level of "total capital" to total assets of 6%. For this purpose, (i) "primary capital" includes, among other items, common stock, certain "perpetual debt instruments" such as eligible trust preferred securities, contingency and other capital reserves, and the allowance for loan losses, (ii) "total capital" includes, among other things, certain subordinated debt, and "total assets" is increased by the allowance for loan losses. DNB's primary capital ratio and its total capital ratio are both 8.3%, well in excess of FRB requirements.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes Modified Duration of Equity and Economic Value of Portfolio Equity ("EVPE") models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different if rates change. Results falling outside prescribed ranges require action by management. At June 30, 2001 and December 31, 2000, DNB's variance in the economic value of equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points is within its negative 3% guideline, as shown in the tables below.

                                             June 30, 2001                       December 31, 2000
                                    -------------------------------        ----------------------------
Change in rates                      Flat      -200bp       +200bp         Flat     -200bp      +200bp
                                     ----      ------       ------         ----     ------      ------
Economic Value of
     Portfolio Equity ..........    28,117      25,804      24,340         28,870    27,205      23,082
         Change ................                (2,313)     (3,776)                  (1,665)     (5,788)
         Change as a % of assets                (0.64%)     (1.04%)                  (0.47%)     (1.62%)

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

                 Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

                Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At  the  Corporation's   Annual  Meeting  held  April  24,  2001,  the
          stockholders voted as follows:

          A.  Election of Class "C" Directors: William S. Latoff
                         For:    1,479,167                     Withheld:  45,088
                                               Joseph G. Riper
                         For:    1,468,217                     Withheld:  56,038

          B. Ratification of appointment of KPMG LLP as independent auditors of the Corporation, for the fiscal year ending December 31, 2001:

                  For:    1,494,452       Against:   23,874      Abstain:  5,929

          At the Corporation's Adjourned Annual Meeting held May 8, 2001, the stockholders voted on the Amendment of the Corporation's Amended and Restated Articles of Incorporation to:

               (i) provide that a 75% shareholder  vote  requirement  shall only apply to those mergers, consolidations and similar transactions which have not received the approval of the Corporation's Board of Directors, and

               (ii) to correct an  incorrect  numerical  reference  in Article 6 thereof.

                  For:    1,310,371         Against:  94,844    Abstain:  51,830
                                    Broker non-vote:     89,850



ITEM 5.   OTHER INFORMATION

                Not Applicable

ITEM 6.
           (a)  EXHIBITS:

                Exhibit Number referred to in
                Item 601 of Regulation S-K            Description of Data
                -----------------------------         -------------------
                3 (i) Amended and Restated Articles of Incorporation, as amended effective June 15, 2001

                3 (i)                              Articles  of  Amendment filed
                                                   June 15, 2001

           (b)  REPORTS ON FORM 8-K

                Not Applicable

                                   SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       DNB FINANCIAL CORPORATION
                                                              (Registrant)



DATE:  August 14, 2001                               ___________________________
                                                     Henry F. Thorne, President
                                                     and Chief Executive Officer



DATE:  August 14, 2001                                __________________________
                                                      Bruce E. Moroney
                                                      Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       DNB FINANCIAL CORPORATION
                                                              (Registrant)



DATE:  August 14, 2001                               /S/ Henry F. Thorne
                                                     ---------------------------
                                                     Henry F. Thorne, President
                                                     and Chief Executive Officer



DATE:  August 14, 2001                                /S/ Bruce E. Moroney
                                                      --------------------------
                                                      Bruce E. Moroney
                                                      Chief Financial Officer