Form 10-Q
period 2001-09-30
DNB FINANCIAL CORP /PA/
filed 2001-11-15
CIK 713671

22

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
               For the quarterly period ended: September 30, 2001
                                       or
[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934.

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

                           [X] Yes                 [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock ($1.00 Par Value)                              1,701,320
                 (Class)                               (Shares Outstanding as of
                                                           November 14, 2001)
--------------------------------------------------------------------------------

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY

                                      INDEX

PART  I - FINANCIAL INFORMATION                                         PAGE NO.

ITEM 1.       FINANCIAL STATEMENTS (Unaudited):

     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
     September 30, 2001 and December 31, 2000                                  3

     CONSOLIDATED STATEMENTS OF OPERATIONS
     Three Months Ended September 30, 2001 and 2000                            4

     CONSOLIDATED STATEMENTS OF OPERATIONS
     Nine Months Ended September 30, 2001 and 2000                             5

     CONSOLIDATED STATEMENTS OF CASH FLOWS
     Nine Months Ended September 30, 2001 and 2000                             6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     September 30, 2001 and December 31, 2000                                  7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    9

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS                                               19

ITEM 2.       CHANGE IN SECURITIES                                            19

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                                 19

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS                                                19

ITEM 5.       OTHER INFORMATION                                               19

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                19

SIGNATURES                                                                    20


DNB FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands, except per share data) ..................   September 30,        December 31,
                                                                        2001                2000
                                                                   ------------         ------------
Assets
Cash and due from banks ........................................   $   9,243            $  13,002
Federal funds sold .............................................       5,631               14,350
                                                                   ---------            ---------
Total cash and cash equivalents ................................      14,874               27,352
Investment securities available for sale, at fair value ........     125,391               86,088
Investment securities held to maturity (fair value $36,493
   in 2001 and $44,268 in 2000) ................................      35,732               42,328
Loans, net of unearned income ..................................     191,761              191,201
Allowance for loan losses ......................................      (4,910)              (4,917)
                                                                   ---------            ---------
Net loans ......................................................     186,851              186,284
                                                                   ---------            ---------
Office property and equipment, net .............................       7,423                5,889
Accrued interest receivable ....................................       2,416                2,580
Other real estate owned ........................................          83                  183
Bank Owned Life Insurance ......................................       4,956                1,665
Deferred income taxes ..........................................         882                1,427
Other assets ...................................................       2,941                2,874
                                                                   ---------            ---------
Total assets ...................................................$    381,549            $ 356,670
                                                                   =========            =========

Liabilities and Stockholders' Equity
Liabilities
Non-interest-bearing deposits ..................................      41,039               38,898
Interest-bearing deposits:
   NOW accounts ................................................      42,334               44,450
   Money market ................................................      61,979               59,250
   Savings .....................................................      33,921               29,811
   Time ........................................................     114,208              118,382
                                                                   ---------            ---------
Total deposits .................................................     293,481              290,791
FHLB Advances ..................................................      55,000               40,000
Trust preferred securities .....................................       5,000                   --
Lease obligations ..............................................         737                  741
                                                                   ---------            ---------
Total borrowings ...............................................      60,737               40,741
Accrued interest payable .......................................       1,365                1,450
Other liabilities ..............................................         514                  458
                                                                   ---------            ---------
Total liabilities ..............................................     356,097              333,440
                                                                   ---------            ---------
Stockholders' Equity
Preferred stock, $10.00 par value;
   1,000,000 shares authorized; none issued ....................         --                    --
Common stock, $1.00 par value;
   10,000,000 shares authorized; 1,701,320 and
   1,691,575 issued and outstanding, respectively ..............       1,701                1,692
Treasury shares, at cost (8,957 and 0 shares, respectively) ....        (150)                  --
Surplus ........................................................      19,666               19,676
Retained earnings ..............................................       4,276                3,111
Accumulated other comprehensive loss ...........................         (41)              (1,249)
                                                                   ---------            ---------
Total stockholders' equity .....................................      25,452               23,230
----------------------------------------------------------------   ---------            ---------
Total liabilities and stockholders' equity .....................   $ 381,549            $ 356,670
                                                                   =========            =========

See accompanying notes to consolidated financial statements


DNB FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share amounts)                Three Months
                                                             Ended September 30
                                                              2001         2000
                                                         ---------    ----------
Interest Income:
Interest and fees on loans and leases ...............   $    3,793   $    3,831
Interest on taxable investment securities ...........        1,952        2,018
Interest on tax-free investment securities ..........          126          138
Interest on tax preferred equity securities .........          153           26
Interest on Federal funds sold ......................           69          152
                                                        ----------   ----------

Total interest income ...............................        6,093        6,165
                                                        ----------   ----------
Interest Expense:
Interest on time deposits ...........................        1,467        1,810
Interest on NOW, money market and savings ...........          833        1,136
Interest on Federal funds purchased .................            1            3
Interest on FHLB advances ...........................          799          454
Interest on Trust preferred securities ..............           80           --
Interest on Lease obligations .......................           25           25
                                                        ----------   ----------
Total interest expense ..............................        3,205        3,428
                                                        ----------   ----------
Net interest income .................................        2,888        2,737
Provision for loan losses ...........................           --           --
                                                        ----------   ----------
Net interest income after provision for loan losses .        2,888        2,737
                                                        ----------   ----------

Non-interest Income:
Service charges .....................................          255          193
Wealth Management Services ..........................          107          109
Increase in cash surrender value of BOLI ............           39           --
Other ...............................................          181          137
                                                        ----------   ----------
Total non-interest income ...........................          582          439
                                                        ----------   ----------
Non-interest Expense:
Salaries and employee benefits ......................        1,386        1,243
Furniture and equipment .............................          300          261
Occupancy ...........................................          201          146
Advertising and marketing ...........................           80           59
Professional and consulting .........................          181          126
Printing and supplies ...............................           65           50
Other ...............................................          396          400
                                                        ----------   ----------
Total non-interest expense ..........................        2,609        2,285
                                                        ----------   ----------

Income before income taxes ..........................          861          891
Income tax expense ..................................          249          266
                                                        ----------   ----------
Net income ..........................................        $ 612        $ 625
                                                        ==========   ==========

Common Share Data:
Earnings Per Share:
Basic ...............................................   $     0.36   $     0.37
Diluted .............................................         0.36         0.37
Cash dividends per share ............................   $     0.13   $     0.12
Weighted average number of common shares outstanding:
Basic ...............................................    1,688,558    1,691,575
Diluted .............................................    1,717,629    1,709,728



 See accompanying notes to consolidated financial statements

DNB FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share amounts)              Nine Months
                                                           Ended September 30
                                                         2001            2000
--------------------------------------------------------------------------------
Interest Income:
Interest and fees on loans ..........................   $   11,644   $   11,047
Interest on taxable investment securities ...........        5,637        5,592
Interest on tax-free investment securities ..........          368          392
Interest on tax preferred equity securities .........          432           26
Interest on Federal funds sold ......................          411          262
                                                        ----------   ----------
Total interest income ...............................       18,492       17,319
                                                        ----------   ----------
Interest Expense:
Interest on time deposits ...........................        4,789        4,834
Interest on NOW, money market and savings ...........        3,014        3,067
Interest on Federal funds purchased .................            2            9
Interest on FHLB advances ...........................        2,227        1,130
Interest on Trust preferred securities ..............           80           --
Interest on lease obligations .......................           75           76
                                                        ----------   ----------
Total interest expense ..............................       10,187        9,116
                                                        ----------   ----------
Net interest income .................................        8,305        8,203
Provision for loan losses ...........................           --           --
                                                        ----------   ----------
Net interest income after provision for loan losses .        8,305        8,203
                                                        ----------   ----------

Non-interest Income:
Service charges .....................................          738          549
Wealth Management Services ..........................          269          343
Increase in cash surrender value of BOLI ............           97           --
Other ...............................................          461          359
                                                        ----------   ----------
Total non-interest income ...........................        1,565        1,251
                                                        ----------   ----------
Non-interest Expense:
Salaries and employee benefits ......................        4,033        3,589
Furniture and equipment .............................          790          781
Occupancy ...........................................          525          445
Advertising and marketing ...........................          209          232
Professional and consulting .........................          454          338
Printing and supplies ...............................          167          180
Other ...............................................        1,123        1,102
                                                        ----------   ----------
Total non-interest expense ..........................        7,301        6,667
                                                        ----------   ----------

Income before income taxes ..........................        2,569        2,787
Income tax expense ..................................          744          844
                                                        ----------   ----------
Net income ..........................................   $    1,825   $    1,943
                                                        ==========   ==========

Common Share Data:
Earnings Per Share:
    Basic ...........................................   $     1.08   $     1.21
    Diluted .........................................         1.06         1.19
Cash dividends per share ............................   $     0.39   $     0.39
Weighted average number of common shares outstanding:
    Basic ...........................................    1,690,558    1,611,170
    Diluted .........................................    1,714,542    1,627,323



See accompanying notes to consolidated financial statements.


DNB FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)                                                  Nine Months Ended September 30
                                                                              2001          2000
                                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .........................................................       $  1,825      $  1,943
Adjustments to reconcile net income to net cash provided
   (used) by operating activities:
Depreciation and amortization ......................................            709           526
Gain on sale of investments ........................................            (69)          (25)
Decrease (increase) in accrued interest receivable .................            164          (706)
Increase in investment in BOLI .....................................         (3,078)           --
Increase in other assets ...........................................           (300)          (72)
(Decrease) increase in accrued interest payable ....................            (85)          236
Decrease in current taxes payables .................................           (370)         (806)
Increase in other liabilities ......................................            425           848
                                                                           --------      --------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES ...................           (779)        1,944
                                                                           --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities & paydowns of available for sale securities         23,761         5,361
Proceeds from maturities & paydowns of held to maturity securities .         14,424         5,853
Purchase of available for sale securities ..........................        (70,979)      (28,818)
Purchase of held to maturity securities ............................         (7,910)      (10,710)
Proceeds from sale of available for sale securities ................          9,660         4,654
Net increase in loans ..............................................           (567)      (10,894)
Proceeds from sale of OREO .........................................            100            --
Purchase of office property and equipment ..........................         (2,065)         (587)
                                                                           --------      --------
NET CASH USED BY INVESTING ACTIVITIES ..............................        (33,576)      (35,141)
                                                                           --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits ...........................................          2,691        31,215
Increase in FHLB advances ..........................................         15,000         9,000
Proceeds from issuance of Trust preferred securities ...............          5,000            --
Decrease in lease obligations ......................................             (4)           (4)
Payments to acquire treasury stock .................................           (150)           --
Proceeds from exercise of stock options ............................             --            17
Dividends paid .....................................................           (660)         (628)
                                                                           --------      --------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..........................         21,877        39,600
                                                                           --------      --------
Net Change in Cash and Cash Equivalents ............................        (12,478)        6,403
Cash and Cash Equivalents at Beginning of Period ...................         27,352        17,530
                                                                           --------      --------
Cash and Cash Equivalents at End of Period .........................       $ 14,874      $ 23,933
                                                                           ========      ========

Supplemental Disclosure Of Cash Flow Information:
Cash paid during the period for:
Interest ...........................................................       $ 10,272      $  8,880
Taxes ..............................................................            750           650
Supplemental Disclosure Of Non-Cash Flow Information:
Transfer of loans to OREO ..........................................       $      0      $     99


See accompanying notes to consolidated financial statements.


                    DNB FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiaries, Downingtown National Bank (the "Bank") and DNB Capital Trust I (the "Trust"), have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior period amounts not affecting net income are reclassified when necessary to conform with current year classifications. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2000.

     Company - Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company (Trust Preferred Securities)

     On July 20, 2001, DNB Capital Trust I, a statutory business trust and a wholly owned subsidiary of the Holding Company, issued $5 million of 6-month LIBOR plus 3.75% Trust Preferred Securities to a qualified instutional buyer. Proceeds from the issuance of the Trust Preferred Securities were immediately used by the Trust to purchase $5,155,000 principal amount of junior subordinated deferrable interest debentures of DNB. The Trust exists for the sole purpose of issuing Trust Preferred Securities and investing the proceeds in Subordinated Debentures of the Holding Company. These Subordinated Debentures constitute the sole assets of the Trust.

NOTE 2:  EARNINGS PER SHARE (EPS)


     Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur from the conversion of common stock equivalents (i.e., stock options) and is computed using the treasury stock method. For the three and nine months ended September 30, 2001, 159,312 and 164,399 stock options were not included because such options were antidilutive. These shares may be dilutive in the future. Earnings per share, dividends per share and weighted average shares outstanding have been adjusted to reflect the effects of the 5% stock dividend paid in December 2000. Net income and the weighted average number of shares outstanding for basic and diluted EPS for the three and nine months ended September 30, 2001 and 2000 are reconciled as follows:

                                                                           Three months ended         Three months ended
                                                                           September 30, 2001         September 30, 2000
                                                                        -------------------------   ------------------------
                                                                        Income   Shares    Amount   Income   Shares   Amount
                                                                        ------   ------    ------   ------   ------   ------
Basic EPS
Income available to common stockholders ..............................  $  612    1,689    $ 0.36   $  625    1,692   $0.37
Effect of dilutive common stock equivalents-
   stock options .....................................................      --       29      0.00       --       17    0.00
                                                                        ------    -----    ------   ------    -----    ----
Diluted EPS ..........................................................  $  612    1,718    $ 0.36   $ 625     1,709   $0.37
                                                                        ======    =====    ======   ======    =====   =====


                                                                           Nine months ended            Nine months ended
                                                                           September 30, 2001           September 30, 2000
                                                                        --------------------------  ------------------------
                                                                        Income   Shares    Amount   Income   Shares   Amount
                                                                        ------   ------    ------   ------   ------   ------
Basic EPS
Income available to common stockholders ..............................  $ 1,825   1,691    $ 1.08   $1,943    1,611   $1.21
Effect of dilutive common stock equivalents-
   stock options .....................................................       --      24      0.02       --       16    0.02
                                                                        --------  -----    ------   ------   ------   -----
Diluted EPS ..........................................................  $ 1,825   1,715    $ 1.06   $1,943    1,627   $1.19
                                                                        ========  =====    ======   ======   ======   =====



NOTE 3:   COMPREHENSIVE INCOME

     Comprehensive income includes all changes in stockholders' equity during the period, except those resulting from investments by owners and distributions to owners. Comprehensive income for all periods consisted of net income and other comprehensive (loss) income relating to the change in unrealized (losses) gains on investment securities available for sale, as shown in the following tables:

                                                      FOR THREE MONTHS ENDED SEPT. 30     FOR NINE MONTHS ENDED SEPT. 30
                                                      -------------------------------     -----------------------------
                                                           2001            2000            2001             2000
                                                         ------          ------           ------           ------
COMPREHENSIVE INCOME:
Net Income ...........................................   $  612          $  625           $1,825           $1,943
Other comprehensive income (loss), net of tax,
  relating to unrealized gains (losses) on investments      313              60            1,208              226
                                                         ------          ------           ------           ------
Total comprehensive income ...........................   $  925          $  685           $3,033           $2,169
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

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, "Goodwill and other Intangible Assets" (SFAS No. 142). This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. The Statement also addresses ho goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of the statement are required to be applied starting with fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions of the Statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. DNB expects that there will be no impact of this statement on the Bank's financial condition, equity, results of operations or disclosures when adopted.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligation." (SFAS No. 143). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, and it applies to all entities. It is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged. DNB expects that there will be no impact of this statement on the Bank's financial condition, equity, results of operations or disclosures when adopted.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or
Disposal of Long-Lived Asset." (SFAS No. 144). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However, the Statement retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This Statement supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners) or is classified as held for sale. This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a temporarily controlled subsidiary. DNB expects that there will be no impact of this statement on the Bank's financial condition, equity, results of operations or disclosures when adopted.

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Financial Condition

     DNB's total assets were $381.5 million at September 30, 2001, compared to $356.7 million at December 31, 2000. Investment securities (AFS and HTM) increased $32.7 million or 25% to $161.1 million at September 30, 2001. This was mainly the result of $29.5 million of U. S. Agency GNMA securities purchased during the year. Total loans remained relatively flat at $186.9 million at September 30, 2001, compared to $186.3 million at December 31, 2000. Federal funds sold were $5.6 million at September 30, 2001, down $8.7 million from December 31, 2000. The increase in assets was funded by a $2.7 million and a $20.0 million increase in deposits and borrowings, respectively since December 31, 2000.

     Deposits and other borrowings at September 30, 2001 totaled $354.2 million, compared to $331.5 million at December 31, 2000, an increase of $22.7 million. This resulted primarily to an increase in FHLB Advances. FHLB Advances were $55 million at September 30, 2001, up $15 million from December 31, 2000. The other $5 million in borrowings resulted from the issuance of trust preferred securities (TruPS)in 2001 (see further discussion, "Borrowed Funds," below).

     At September 30, 2001, stockholders' equity was $25.5 million or $14.96 per share, compared to $23.2 million or $13.73 per share at December 31, 2000. The increase in stockholders' equity was the result of net income of $1.8 million for the nine months ended September 30, 2001 and a $1.2 million increase in the fair market value of available-for-sale securities, net of taxes, offset by dividends paid of approximately $660,000 or $.39 per share.

RESULTS OF OPERATIONS

NET INTEREST INCOME

     DNB's earnings performance is primarily dependent upon its level of net interest income, which is the excess of interest revenue over interest expense. Interest revenue includes interest earned on loans (net of interest reversals on non-performing loans), investments and Federal funds sold and interest-earning cash, as well as loan fees and dividend income. Interest expense includes interest cost for deposits, repurchase agreements, Federal funds purchased, FHLB advances, TruPS and other borrowings.

     On a tax-equivalent basis, net interest income increased $198,000 or 7.1% to $3.0 million for the three month period and $232,000 or 2.8% to $8.6 million for the nine month period ended September 30, 2001, compared to the respective periods in 2000. As shown in the following tables, the increases in net interest income for the three and nine month periods ended September 30, 2001 were attributable to the positive effects of volume changes which were offset by the negative effects of rate changes. The positive impact from volume changes was attributable to significant increases in interest-earning assets, which increased $44 million and $45 million on average, respectively, compared to increases in interest-bearing liabilities which grew $44 million and $45 million, respectively for the same periods. The negative impact from changes in rates for both periods was primarily attributable to interest-bearing deposits repricing at a slower rate than interest-earning assets.

     The following tables sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three and nine months ended September 30, 2001 compared to the same periods in 2000 (tax-exempt yields and yields on agency-preferred stock that have a 70% dividend received deduction have been adjusted to a tax equivalent basis using a 34% tax rate). For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (i) changes in rate (change in rate multiplied by old volume) and (ii) changes in volume (change in volume multiplied by old rate). The net change attributable to the combined impact of rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

                                           Three Months Ended September 30, 2001
                                                      Compared to 2000
                                           -------------------------------------
Increase (Decrease) Due to
(Dollars in Thousands)                          Rate     Volume      Total
                                              -------    -------    -------
Interest-earning assets:
Loans .....................................   $  (496)   $   457    $   (39)
Investment securities-taxable .............    (1,496)     1,439        (57)
Investment securities-tax exempt ..........       (12)        (8)       (20)
Investment securities-tax preferred .......        (1)       174        173
Lease Financing Receivables ...............        --          1          1
Federal funds sold ........................       (53)       (30)       (83)
                                              -------    -------    -------
     Total ................................    (2,058)     2,033        (25)
                                              -------    -------    -------

Interest-bearing liabilities:
Savings, NOW and money market deposits ....      (484)       181       (303)
Time deposits .............................      (201)      (142)      (343)
Federal funds purchased ...................        (2)        --         (2)
Trust preferred securities ................        --         80         80
FHLB advances .............................       (19)       364        345
Lease obligations .........................        --         --         --
                                              -------    -------    -------
     Total ................................      (706)       483       (223)
                                              -------    -------    -------
Net interest income/interest rate spread ..   $(1,352)   $ 1,550    $   198
                                              =======    =======    =======

                                            Nine Months Ended September 30, 2001
                                                       Compared to 2000
                                            ------------------------------------
Increase (Decrease) Due to
(Dollars in Thousands) ....................      Rate     Volume      Total
                                              -------    -------    -------
Interest-earning assets:
Loans .....................................   $  (374)   $   970    $   596
Investment securities-taxable .............      (228)       273         45
Investment securities-tax exempt ..........       (23)       (17)       (40)
Investment securities-tax preferred .......        (2)       554        552
Lease Financing Receivables ...............        --          1          1
Federal funds sold ........................       (42)       191        149
                                              -------    -------    -------
     Total ................................      (669)     1,972      1,303
                                              -------    -------    -------

Interest-bearing liabilities:
Savings, NOW and money market deposits ....     1,665     (1,718)       (53)
Time deposits .............................         4        (50)       (46)
FHLB advances .............................       (11)     1,109      1,098
Trust preferred securities ................        --         80         80
Federal funds purchased ...................        (3)        (5)        (8)
Lease obligations .........................        --         --          0
                                              -------    -------    -------
     Total ................................     1,655       (584)     1,071
                                              -------    -------    -------
Net interest income/interest rate spread ..   $(2,324)   $ 2,556    $   232
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


     There were no provisions made during the nine months ended September 30, 2001, since management determined the allowance for loan losses was adequate based on its analysis and the level of net charge-offs/recoveries compared to the total allowance. Net loan charge-offs were $7,000 for the nine months ended September 30, 2001, compared to net loan charge-offs of $168,000 for the year ended December 31, 2000 and net loan charge-offs of $157,000 for the nine months ended September 30, 2000. The percentage of net (charge-offs)/recoveries to total average loans was (.004%), (.09%) and (.09%) for the same respective periods. Another measure of the adequacy of the allowance is the coverage ratio of the allowance to non-performing loans, which was 200% at September 30, 2001. DNB'S coverage ratio is high relative to peers. However, its level of delinquencies and non-performing assets, although down significantly in the last few years, still remains above peer averages. In addition, the ratio of non-performing loans to total loans was 1.28% at September 30, 2001.

     The following table summarizes the changes in the allowance for loan losses for the periods indicated. Real estate includes both residential and commercial real estate.

                                          9 Months    Year     9 Months
                                           Ended      Ended      Ended
(Dollars in Thousands) ................   9/30/01    12/31/00   9/30/00
                                          -------    --------   -------

Beginning balance .....................   $ 4,917    $ 5,085    $ 5,085
Provisions ............................        --         --         --
Loans charged off:
       Real estate ....................      (113)      (138)      (138)
       Commercial .....................       (10)       (65)       (26)
       Consumer .......................       (46)       (21)       (38)
                                          -------    -------    -------
           Total charged off ..........      (169)      (224)      (202)

Recoveries:
       Real estate ....................       126         13          8
       Commercial .....................        23         33         19
       Consumer .......................        13         10         18
                                          -------    -------    -------
           Total recoveries ...........       162         56         45
                                          -------    -------    -------
Net charge-offs .......................        (7)      (168)      (157)
                                          -------    -------    -------
Ending balance ........................   $ 4,910    $ 4,917    $ 4,928
                                          =======    =======    =======

BORROWED FUNDS

     Company-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company (Trust Preferred Securities or TruPS). On July 20, 2001, DNB announced the completion of a $5 million Trust Preferred Securities private offering. The company issued the Trust Preferred Securities through its wholly owned Delaware business trust subsidiary, DNB Capital Trust I, to a qualified instutional buyer. The Trust Preferred Securities bear an interest rate of 6-month LIBOR plus 3.75%, payable semi-annually. DNB Capital Trust I used the proceeds from the sale of the Trust Preferred Securities to purchase $5,155,000 principal amount of junior subordinated deferrable interest debentures of DNB. DNB used a portion of the net proceeds to fund repurchases of its stock, and plans to invest a portion of the net proceeds in the Bank to increase capital levels. The remaining net proceeds will be used for general corporate purposes. Under applicable regulatory guidelines, management believes that the Trust Preferred Securities qualify as Tier I Capital.

NON-INTEREST INCOME


     Total non-interest income includes service charges on deposit products; fees received in connection with the sale of nondepository products and services, including fiduciary and investment advisory services, offered through DNB Advisors; securities brokerage products and services and insurance brokerage products and services, offered through DNB Financial Services; and other sources of income such as increases in cash surrender value of bank owned life insurance, net gains on sales of investment securities and other real estate owned ("OREO") properties. In addition, DNB receives fees for cash management, merchant services, debit cards, safe deposit box rentals, check cashing, lockbox services and similar activities.

     For the three and nine month periods ended September 30, 2001, non-interest income was $582,000 and $1.6 million, respectively, compared to $439,000 and $1.3 million for the same periods in 2000. Service charges increased $62,000 and $189,000, to $255,000 and $738,000 for the three and nine month periods ended September 30, 2001, compared with the same periods in 2000. Much of the increase in this category came from non-sufficient funds ("NSF") fees, which rose $55,000 and $174,000, respectively, due to an increase in the volume of accounts as well as a concerted effort by management to reduce the waived fee percentage on deposit account overdrafts.

     Other non-interest income increased $83,000 and $199,000 to $220,000 and $558,000 for the three and nine month periods ended September 30, 2001, respectively. The increase in other income for the three and six month periods reflected increases in cash surrender value of Bank owned life insurance on key executives, gains on the sale of investments, as well as higher cash management and mortgage correspondent fees.

NON-INTEREST EXPENSE

     Non-interest expense includes salaries & employee benefits, furniture & equipment, occupancy, professional & consulting fees as well as printing & supplies, advertising and other less significant expense items.

     Non-interest expenses increased $324,000 to $2.6 million and $634,000 to $7.3 million for the three and nine month periods ended September 30, 2001, compared to the same periods in 2000. The increase during these periods resulted primarily from higher levels of salaries & employee benefits, furniture & equipment, occupancy, and professional & consulting expenses.

     Salaries & employee benefits increased $143,000 or 11.5% to $1.4 million and $444,000 or 12.4% to $4.0 million for the three and nine month periods ended September 30, 2001, compared to $1.2 million and $3.6 million for the same periods in 2000. The increase in this category resulted from merit increases, the creation of several new positions associated with e-Business, DNB Leasing and Wealth Management initiatives, as well as staffing for a new full service office opened in Exton, PA during 2001.

     Furniture & equipment and occupancy expense increased $94,000 or 23% to $501,000 and $89,000 or 7.3% to $1.3 million, respectively, for the three and nine months ended September 30, 2001, compared to $407,000 and $1.2 million for the same periods in 2000. The increase for the three and nine month periods in these categories reflects the added costs incurred for the new office as well as higher costs for repairs and maintenance of all facilities.

     Professional & consulting expense increased $55,000 or 44% to $181,000 and $116,000 or 34% to $454,000 for the three and nine months ended September 30, 2001, respectively, compared to $126,000 and $338,000 for the same periods in 2000. The increases for both periods were due to legal expenses incurred in forming a new subsidiary, as well as consulting services in our Wealth Management area and training.

INCOME TAXES

     Income tax expense was $249,000 and $744,000 for the three and nine months ending September 30, 2001 compared with $266,000 and $844,000 for the three and nine months ending September 30, 2000. The effective tax rate was 29% for the three and nine month period ending September 30, 2001 compared to 30% for the three and nine month periods ending September 30, 2000. The rates used for income taxes for both periods were less than the statutory rate as a result of tax exempt interest and dividend income.

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

     The following table sets forth those assets that are: (i) on nonaccrual status, (ii) contractually delinquent by 90 days or more and still accruing,
(iii) loans restructured in a troubled debt restructuring and (iv) other real estate owned as a result of foreclosure or voluntary transfer to DNB. Sept. 30 Dec. 31 Sept. 30 (Dollars in Thousands)
                                              2001     2000     2000
                                            ------   ------   ------

Nonaccrual Loans:
     Residential mortgage ...............      235   $  137   $  142
     Commercial mortgage ................      573      157       --
     Commercial .........................    1,196      573      562
     Consumer ...........................      296      317      314
                                            ------   ------   ------
Total nonaccrual loans ..................    2,300    1,184    1,018

Loans 90 days past due and still accruing      155      609      616
Troubled debt restructurings ............       --       40       40
                                            ------   ------   ------
Total non-performing loans ..............    2,455    1,833    1,674
Other real estate owned .................       83      183      183
                                            ------   ------   ------
Total non-performing assets .............   $2,538   $2,016   $1,857
                                            ======   ======   ======

     The following table sets forth the DNB's asset quality and allowance coverage ratios at the dates indicated:

                                                    Sept. 30   Dec. 31  Sept. 30
                                                      2001       2000     2000
                                                    --------   -------  --------

Non-performing Loans/Total Loans ...............        1.3%      1.0%      0.9%
Non-performing Assets/Total Loans and OREO .....        1.4       1.1       1.0
Allowance for Loan Losses/Total Loans ..........        2.6       2.6       2.7
Allowance for Loan Losses/Total Loans and OREO .        2.6       2.6       2.7
Allowance for Loan Losses/Non-performing Assets       193.5     243.9     265.4
Allowance for Loan Losses/Non-performing Loans .      200.0     268.1     294.4

If interest income had been recorded on nonaccrual loans, interest would have increased as shown in the following table:
                                                   9 Months     Year    9 Months
                                                     Ended      Ended     Ended
(Dollars in thousands)                              9/30/01    12/31/00  9/30/00
                                                    --------   -------- --------

Interest income which would have been recorded
       under original terms ......................  $    129   $    98   $   62
Interest income recorded during the period .......       (41)      (21)     (10)
                                                    --------   -------   ------
Net impact on interest income ....................  $     88   $    77   $   52
                                                    ========   =======   ======

     At September 30, 2001 and December 31, 2000, DNB had impaired loans with a total recorded investment of $1,873,000 and $651,000, respectively, and an average recorded investment of $979,000 for the nine month period ended
September 30, 2001 and $693,000 for the year ended December 31, 2000. As of September 30, 2001 and December 31, 2000, there was no related allowance for credit losses necessary for these impaired loans. There was no cash collected on impaired loans during nine months ended September 30, 2001 as compared to $124,000 that was credited to the outstanding principal balance during the nine months ended September 30, 2001. No interest income was recorded on such loans.

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

     At September 30, 2001 DNB has $19.6 million in commitments to fund commercial real estate, construction and land development. In addition, DNB had commitments to fund $4.9 million in home equity lines of credit and $11.9 million in other unused commitments. Management anticipates the majority of these commitments will be funded by means of normal cash flows. In addition, $27.4 million of time deposits at DNB are scheduled to mature during the three months ending December 31, 2001. Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in Federal funds sold or by paydowns and maturities of loans and investments.

     On July 25, 2001, DNB authorized the buyback of up to 175,000 shares of its Common Stock over an indefinite period. The buyback, if fully completed, would reduce the number of outstanding shares by approximately 10%. The repurchase are to be conducted through open market or privately negotiated transactions. Shares purchased in the program are held as treasury stock. During the period ending September 30, 2001, DNB had repurchased 8,957 shares of its Common Stock pursuant to the program.

     Stockholders' equity increased to $25.5 million at September 30, 2001 as a result of the $1.8 million profit reported for the nine months then ended and a $1.2 million increase in the fair market value of available-for-sale securities, net of taxes, less dividends paid totaling $660,000 year-to-date. The Bank's common equity position at September 30, 2001 exceeds the regulatory required minimums. The following table summarizes data and ratios pertaining to the Bank's capital structure.

                                                                                                          To Be Well Capitalized
                                                                                        For Capital       Under Prompt Corrective
                                                                Actual              Adequacy Purposes        Action Provisions
                                                         -------------------      ------------------      -----------------------
(Dollars in thousands)                                    Amount      Ratio        Amount      Ratio        Amount       Ratio
                                                         -------     -------      -------    -------        ------      -----
As of September 30, 2001:
   Total risk-based capital ..........................   $33,138      12.63%      $20,991      8.00%        $26,239      10.00%
   Tier 1 capital ....................................    29,838      11.37        10,496      4.00          15,743       6.00
   Tier 1 (leverage) capital .........................    29,838       8.01        14,903      4.00          18,629       5.00

     In addition, the Federal Reserve Bank (the "FRB") leverage ratio rules require bank holding companies to maintain a minimum level of "primary capital" to total assets of 5.5% and a minimum level of "total capital" to total assets of 6%. For this purpose, (i) "primary capital" includes, among other items, common stock, certain perpetual debt instruments such as eligible trust preferred securities, contingency and other capital reserves, and the allowance for loan losses, (ii) "total capital" includes, among other things, certain subordinated debt, and "total assets" is increased by the allowance for loan losses. DNB's primary capital ratio and its total capital ratio are both 9.2%, well in excess of FRB requirements.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes Modified Duration of Equity and Economic Value of Portfolio Equity ("EVPE") models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different if rates change. Results falling outside prescribed ranges require action by management. At September 30, 2001 and December 31, 2000, DNB's variance in the economic value of equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points is within its negative 3% guideline, as shown in the tables below.

                                                                      September 30, 2001              December 31, 2000
                                                                -----------------------------    ----------------------------
Change in rates ..............................................    Flat    -200bp      +200bp        Flat     -200bp   +200 bp
                                                                 ------   -------     -------     -------    -------  -------
Economic Value of
     Portfolio Equity ........................................   22,288    18,708      20,016      28,870    27,205    23,082
         Change ..............................................             (3,580)     (2,272)               (1,665)   (5,788)
         Change as a % of assets .............................             (0.94%)     (0.60%)               (0.47%)   (1.62%)

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

                 Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

                Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                Not Applicable

ITEM 5.   OTHER INFORMATION

                Not Applicable

ITEM 6.
           (a)  EXHIBITS:

                Not Applicable

           (b)  REPORTS ON FORM 8-K

     On July 25, 2001, DNB Financial Corporation filed a report on Form 8-K which reported stated DNB's announcements on:

          1) July 20, 2001 of the completion of a $5 million Trust preferred securities private offering, and

          2) July 25, 2001 of the authorization by the Board of Directors of DNB Financial Corporation the buyback up to 175,000 shares of its Common Stock over an indefinite period.

                                   SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      DNB FINANCIAL CORPORATION
                                                              (Registrant)



DATE:  November 14, 2001                        ________________________________
                                                Henry F. Thorne, President
                                                and Chief Executive Officer



DATE:  November 14, 2001                       _________________________________
                                               Bruce E. Moroney
                                               Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       DNB FINANCIAL CORPORATION
                                                             (Registrant)



DATE:  November 13, 2001                          /S/ Henry F. Thorne
                                                  ------------------------------
                                                  Henry F. Thorne, President
                                                  and Chief Executive Officer



DATE:  November 13, 2001                          /S/ Bruce E. Moroney
                                                  ------------------------------
                                                 Bruce E. Moroney
                                                 Chief Financial Officer