Form 10-K405
period 2001-12-31
DNB FINANCIAL CORP /PA/
filed 2002-03-20
CIK 713671

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT 1934

                   For the fiscal year ended December 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from ____________ to ___________
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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ] Yes [ ] No

     As of March 19, 2002, the aggregate market value of the 1,606,060 shares of Common Stock of the Registrant issued and outstanding on such date, excluding 323,271 shares beneficially owned by all directors and officers of the Registrant as a group, was approximately $34.4 million. This figure is based on the closing sales price of $21.40 per share of the Registrant's Common Stock on March 20, 2002.

        Number of shares of Common Stock outstanding as of March 19, 2002
                                    1,745,423

                       DOCUMENTS INCORPORATED BY REFERENCE
        Portions of the following documents are incorporated by reference

Parts I, III and IV - Proxy Statement for the Annual Meeting of Stockholders to be held April 30, 2002.

Parts II and IV - Annual Report to Stockholders for the Year Ended December 31, 2001.

                                             DNB FINANCIAL CORPORATION

                                                 Table of Contents


Part I                                                                      Page
--------------------------------------------------------------------------------
     Item  1.   Business                                                      3

     Item  2.   Properties                                                   11

     Item  3.   Legal Proceedings                                            12

     Item  4.   Submission of Matters to a Vote of Security Holders          12


Part II
-------
     Item  5.   Market for Registrant's Common Equity and Related            12
                 Stockholder Matters

     Item  6.   Selected Financial Data                                      12

     Item  7.   Management's Discussion and Analysis of Financial            12
                 Condition and Results of Operations

     Item  7a.  Quantitative and Qualitative Disclosures About Market Risk   12

     Item  8.   Financial Statements Supplementary Data                      12

     Item  9.   Changes in and Disagreements with Accountants                12
                 on Accounting and Financial Disclosure


Part III
--------
     Item 10.   Directors and Executive Officers of the Registrant           12

     Item 11.   Executive Compensation                                       13

     Item 12.   Security Ownership of Certain                                13
                 Beneficial Owners and Management

     Item 13.   Certain Relationships and Related Transactions               13


Part IV
-------
     Item 14.   Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K                                         13

Signatures                                                                   15

                            DNB FINANCIAL CORPORATION
                                    FORM 10-K

                                     Part I

Item 1. Business
                                     General
                                     -------

         DNB Financial Corporation (the "Registrant"), a Pennsylvania business corporation, is a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System (Federal Reserve Board). Registrant was incorporated on October 28, 1982 and commenced operations on July 1, 1983 upon consummation of the acquisition of all of the outstanding stock of Downingtown National Bank (the "Bank"). Since commencing operations, Registrant's business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. Registrant has two wholly-owned subsidiaries, the Bank and DNB Capital Trust I ("the Trust"). At December 31, 2001, Registrant had total consolidated assets, total liabilities and stockholders' equity of $389.4 million, $364.1 million, and $25.3 million, respectively.

         The Bank was organized in 1861. The Bank is a national banking association that is a member of the Federal Reserve System, the deposits of which are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a full service commercial bank providing a wide range of services to individuals and small to medium sized businesses in its southeastern Pennsylvania market area, including accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans. In addition, the Bank has one limited service branch and a full-service Wealth Management Group - DNB Advisors. The Bank's subsidiary, Downco, Inc. was incorporated in December, 1995 for the purpose of acquiring and holding other real estate owned acquired through foreclosure or deed in lieu of foreclosure and now owns certain Bank-occupied real estate. The Bank's financial subsidiary DNB Financial Services, Inc. is an insurance agency incorporated in Pennsylvania.

         In July 2001, DNB issued $5 million of floating rate (6 month Libor plus 3.75%) junior subordinated debentures (the "debentures") to DNB Capital Trust I (the "Trust"), a Delaware business trust, in which DNB owns all of the common equity. The debentures are the sole asset of the Trust. The Trust issued $5 million preferred securities to investors. DNB's obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by DNB of the Trust's obligation under the preferred securities. The preferred securities are redeemable by DNB on or after July 25, 2006, or earlier in the event of certain adverse tax or bank regulatory developments. The preferred securities must be redeemed upon maturity of the debentures on July 25, 2031.

         The Bank's legal headquarters are located at 4 Brandywine Avenue, Downingtown, Pennsylvania. As of December 31, 2001, the Bank had total assets of $384.7 million, total deposits of $293.4 million and total stockholders' equity of $25.3 million. The Bank's business is not seasonal in nature. Its deposits are insured by the FDIC to the extent provided by law. At December 31, 2001, the Bank had 109 full-time employees and 6 part-time employees.

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

                               Competition - Bank
                               ------------------

         The Bank encounters vigorous competition from a number of sources, including other commercial banks, thrift institutions, other financial institutions and financial intermediaries. In addition to commercial banks, federal and state savings and loan associations, savings banks, credit unions and industrial savings banks actively compete in the Bank's market area to provide a wide variety of banking services. Mortgage banking firms, real estate investment trusts, finance companies, insurance companies, leasing companies and brokerage companies, financial affiliates of industrial companies and certain government agencies provide additional competition for loans and for certain financial services. The Bank also competes for interest-bearing funds with a number of other financial intermediaries which offer a diverse range of investment alternatives, including brokerage firms and mutual fund companies.

                     Supervision and Regulation - Registrant

                              Federal Banking Laws
                              --------------------

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

         Gramm-Leach Bliley Act of 1999 ("GLB"). This law repeals certain restrictions on bank and securities firm affiliations, and allows bank holding companies to elect to be treated as a "financial holding company" that can engage in approved "financial activities," including insurance, securities underwriting and merchant banking. Banks without holding companies can engage in many of these new financial activities through a "financial subsidiary." The law also mandates functional regulation of bank securities activities. Banks' exemption from broker-dealer regulation would be limited to, for example, trust, safekeeping, custodian, shareholder and employee benefit plans, sweep accounts, private placements (under certain conditions), self-directed IRAs, third party networking arrangements to offer brokerage services to bank customers, and the like. It also requires banks that advise mutual funds to register as investment advisers. The legislation provides for state regulation of insurance, subject to certain specified state preemption standards. It establishes which insurance products banks and bank subsidiaries may provide as principal or underwriter, and prohibits bank underwriting of title insurance, but also preempts state laws interfering with affiliations. GLB prohibits approval of new de novo thrift charter applications by commercial entities and limits sales of existing so-called "unitary" thrifts to commercial entities. The law bars banks, savings and loans, credit unions, securities firms and insurance companies, as well as other "financial institutions," from disclosing customer account numbers or access codes to unaffiliated third parties for telemarketing or other direct marketing purposes, and enables customers of financial institutions to "opt out" of having their personal financial information shared with unaffiliated third parties, subject to exceptions related to the processing of customer transactions and joint financial services marketing arrangements with third parties, as long as the institution discloses the activity to its customers and requires the third party to keep the information confidential. It requires policies on privacy and disclosure of information to be disclosed annually, requires federal regulators to adopt comprehensive regulations for ensuring the security and confidentiality of consumers' personal information, and allows state laws to five consumers greater privacy protections. The GLB is likely to increase the competition the Bank faces, and this increased competition is likely to come from a wider variety of nonbanking competitors as well as banks.

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

                            Pennsylvania Banking Laws
                            -------------------------

         Under the Pennsylvania Banking Code of 1965, as amended ("PA Code"), the Registrant is permitted to control an unlimited number of banks, subject to prior approval of the Federal Reserve Board as more fully described above. The PA Code authorizes reciprocal interstate banking without any geographic limitation. Reciprocity between states exists when a foreign state's law authorizes Pennsylvania bank holding companies to acquire banks or bank holding companies located in that state on terms and conditions substantially no more restrictive than those applicable to such an acquisition by a bank holding company located in that state. Interstate ownership of banks in Pennsylvania with banks in Delaware, Maryland, New Jersey, Ohio, New York and other states, is currently authorized. However, state laws still restrict de novo formations of branches in other states. Pennsylvania law also provides Pennsylvania state chartered institutions elective parity with the power of national banks, federal thrifts, and state-chartered institutions in other states as authorized by the Federal Deposit Insurance Corporation ("Competing Institutions"). In some cases, this may give state chartered institutions broader powers than national banks such as the Bank, and may increase competition the Bank faces from other banking institutions.

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

         Bank Secrecy Act - Under the Bank Secrecy Act ("BSA"), the Bank is required to report to the Internal Revenue Service, currency transactions of more than $10,000 or multiple transactions of which the Bank is aware in any one day that aggregate in excess of $10,000. Civil and criminal penalties are provided under the BSA for failure to file a required report, for failure to supply information required by the BSA or for filing a false or fraudulent report.

         Community Reinvestment Act - Under the Community Reinvestment Act of 1977 ("CRA"), the record of a bank holding company and its subsidiary banks must be considered by the appropriate Federal banking agencies, including the Federal Reserve and the OCC, in reviewing and approving or disapproving a variety of regulatory applications including approval of a branch or other deposit facility, office relocation, a merger and certain acquisitions of bank shares. Federal banking agencies have recently demonstrated an increased readiness to deny applications based on unsatisfactory CRA performance. The OCC is required to assess the record of the Bank to determine if it is meeting the credit needs of the community (including low and moderate neighborhoods) which it serves. FIRREA amended the CRA to require, among other things, that the OCC make publicly available an evaluation of the Bank's record of meeting the credit needs of its entire community including low- and moderate-income neighborhoods. This evaluation includes a descriptive rating (outstanding, satisfactory, needs to improve, or substantial noncompliance) and a statement describing the basis for the rating.

         Other Laws and Regulations - The Bank is subject to a variety of consumer protection laws, including the Truth in Lending Act, the Truth in Savings Act adopted as part of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the Electronic Funds Transfer Act, the Real Estate Settlement Procedures Act and the regulations adopted thereunder. In the aggregate, compliance with these consumer protection laws and regulations involves substantial expense and administrative time on the part of the Bank and the Registrant.

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

         Recent Developments - On March 1, 2002, the FDIC alerted insured institutions to the possibility of higher deposit insurance premiums in the second half of 2002. The higher premiums, if they prove necessary, would affect those institutions such as the Bank with deposits insured by the BIF. In its announcement, the FDIC advised that the amount of any such increase would be at most 5 basis points of BIF-assessable deposits per annum. The FDIC also advised that it had considered, and rejected, seeking public comment on possible premium rate increases of more than 5 basis points in the second half of the year. According to the FDIC the ratio of the BIF to its insured deposits was expected to fall to 1.27% at year-end 2001. If the BIF reserve level falls below the designated reserve ratio of 1.25%, the FDIC must collect premiums sufficient to restore the shortfall within a year after the higher premiums are set, or it must collect premiums of at least 23 basis points. The FDIC Board must notify insured institutions of any increase in premiums for the second half of 2002 by May 15, 2002. In 1996 the Board reserved for itself, by regulation, the option to increase premiums by as much as 5 basis points (0.05%) at any one time. Larger premium increases require the FDIC to solicit public comment. The FDIC asserted that, based on the information available to it, higher premiums would not be needed in the second half of 2002. The FDIC stated, however, that in today's economic climate, predictions are difficult and actual outcomes have the potential to deviate significantly from expected or most likely outcomes, both for the economy generally and for individual companies. Additional deposit insurance assessments would reduce the earnings and profitablity of the Bank. The Bank's management cannot predict what assessment rate the FDIC might impose in future periods. See "SUPERVISION AND REGULATION - FEDERAL BANKING LAWS - Deposit Insurance Assessments," page 9.

Item 2. Properties

         The main office of the Bank is located at 4 Brandywine Avenue, Downingtown, Pennsylvania 19335. The Registrant's registered office is also at this location. The Registrant pays no rent or other form of consideration for the use of the Bank's main office as its principal executive office. The Bank also has an operations center located at 104 Brandywine Avenue, Downingtown. With the exception of the West Goshen office, Exton office and a limited service office at Tel Hai Retirement Community, all of which are leased, the Bank owns all of its existing branches as described below which had a net book value of $5.0 million including leasehold improvements at December 31, 2001.

         The bank has nine full service offices located in Chester County, Pennsylvania. In addition to the Main Office discussed above, they are: Little Washington Office (Intersection of Route 322 and Culbertson Run Road, Downingtown), East End Office (701 East Lancaster Avenue, Downingtown), Exton Office (410 Exton Square Parkway, Exton), Lionville Office (Intersection of Route 100 and Welsh Pool Road, Exton), Ludwig's Corner Office (Intersection of Routes 100 and 401, Uwchland), Caln Office (1835 East Lincoln Highway, Coatesville), West Goshen Office (1115 West Chester Pike, West Chester), Kennett Square Office (215 E. Cypress St., Kennett Square). The Bank also has a limited service office at Tel Hai Retirement Community (Beaver Dam Road, Honey Brook.

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


                                    Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         The information required herein is incorporated by reference in the Registrant's Annual Report to Stockholders ("Annual Report") for the fiscal year ended December 31, 2001 at page 18 filed as Exhibit 13.

Item 6. Selected Financial Data

         The information required herein is incorporated by reference in the Registrant's Annual Report (Financial Section) for the year ended December 31, 2001 at page 1 filed as Exhibit 13.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required herein is incorporated by reference in the Registrant's Annual Report (Financial Section) for the year ended December 31, 2001 from pages 2 to 18 filed as Exhibit 13.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

         The information required by this item is incorporated herein by reference from pages 13 to 15 of Registrant's 2001 Annual Report to Shareholders (Financial Section) attached to this filing as Exhibit 13.

Item 8. Financial Statements and Supplementary Data

         The information required herein is incorporated by reference in the Registrant's Annual Report (Financial Section) for the year ended December 31, 2001 from pages 19 to 39 filed as Exhibit 13.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

         The information required herein is incorporated by reference in the Registrant's Proxy Statement from pages 3 to 5 filed as Exhibit 22.

Item 11. Executive Compensation

         The information required herein is incorporated by reference in the Registrant's Proxy Statement from pages 6 to 12 filed as Exhibit 22.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required herein is incorporated by reference in the Registrant's Proxy Statement at page 2 filed as Exhibit 22.

Item 13. Certain Relationships and Related Transactions

         The information required herein is incorporated by reference in the Registrant's Proxy Statement at page 10 filed as Exhibit 22.


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (A) Documents filed as part of this report

               (1.) The Annual  Report  (including  the  Financial  Section)  to
                    Stockholders of the Registrant for the year ended December 31, 2001.


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

               (3.) Exhibits, pursuant to Item 601 of Regulation S-K.


 Exhibit Number Referred to
 Item 601 of Regulation S-K            Description of Exhibit
 --------------------------            ----------------------

3    (a)                      Amended and Restated Articles of Incorporation, as
                              amended  effective June 15, 2001,  filed on August
                              14, 2001,  as Item 6(a) to Form 10Q (No.  0-16667)
                              and hereby incorporated by reference.

     (b)                      By-laws of the Registrant as amended  December 19,
                              2001.

10   (a)                      Employment  Agreement between Downingtown National
                              Bank and Henry F. Thorne dated December 31, 1996, filed on March 26, 1999 at Item 10.1 to Form 10-K for the fiscal year ended December 31, 1999, and hereby incorporated by reference.

     (b) Form of Change of Control Agreements (i) dated May 5, 1998 between DNB Financial Corporation and Downingtown National Bank and the following executive officers: Richard L. Bergey; Ronald K. Dankanich; Eileen M. Knott; Bruce E. Moroney and Joseph M. Stauffer, and (ii) dated July 18, 2000 and February 19, 2002 between DNB Financial Corporation and Downingtown National Bank and Charles E. Bradford and Kristen LaDow, respectively, each in the form filed on March 26, 1999 at Item 10.2 to Form 10-K for the fiscal year ended December 31, 1999, and hereby incorporated by reference.

     (c) Stock Option Plan Of DNB Financial Corporation (as amended and restated, effective as of April 27,
                              1999), filed on May 20, 1999 as Exhibit 4 to Registration Statement No. 33-93272, and incorporated herein by reference.

     (d)                      Death  Benefit   Agreement   between   Downingtown
                              National Bank and Henry F. Thorne dated November 24, 1999.

11 Statement of Computation of earnings per share, see footnote #12 in Annual Report (Financial Section) of the Registrant for the year ended December 31, 2001, attached hereto as Exhibit 13 and incorporated herein by reference.

13 Annual Report to Stockholders for the year ended December 31, 2001 (This document shall be deemed to have been "Filed" only to the extent of the material incorporated herein by reference).

21                            List of Subsidiaries

22 Proxy Statement for the Annual Meeting of Stockholders to be held April 30, 2002 and hereby incorporated by reference

23                            Consent of KPMG LLP, Certified Public Accountants,
                              dated  March  19,   2002,   to  S-8   Registration
                              Statement.


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

                                          DNB FINANCIAL CORPORATION

         March 20, 2002
                                          BY: /s/ Henry F. Thorne
                                              --------------------
                                              Henry F. Thorne, President and
                                              Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons and on behalf of the Registrant and in the capacities and on the dates indicated.


  /s/ Henry F. Thorne                                  March 20, 2002
  --------------------------------------
  Henry F. Thorne, President,
  Chief Executive Officer and Director

  /s/ Bruce E. Moroney                                 March 20, 2002
  --------------------------------------
  Bruce E. Moroney
  Chief Financial Officer
  (Principal Accounting Officer)

  /s/ Robert J. Charles                                March 20, 2002
  --------------------------------------
  Robert J. Charles
  Chairman of the Board

  /s/ Vernon J. Jameson                                March 20, 2002
  --------------------------------------
  Vernon J. Jameson
  Vice-Chairman of the Board

  /s/ Thomas R. Greenleaf                              March 20, 2002
  --------------------------------------
  Thomas R. Greenleaf
  Director

  /s/ William S. Latoff                                March 20, 2002
  --------------------------------------
  William S. Latoff
  Director

  /s/ Joseph G. Riper                                  March 20, 2002
  --------------------------------------
  Joseph G. Riper
  Director

  /s/Louis N. Teti                                     March 20, 2002
  --------------------------------------
  Louis N. Teti
  Director

  /s/James H. Thornton                                 March 20, 2002
  --------------------------------------
  James H. Thornton
  Director