Form 10-Q
period 2002-03-31
DNB FINANCIAL CORP /PA/
filed 2002-05-14
CIK 713671

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.
                 For the quarterly period ended: March 31, 2002
                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

        For the transition period from ________________ to _____________

                         Commission File Number: 0-16667

                            DNB Financial Corporation
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                   23-2222567
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization)

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

                           [X] Yes                   [    ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock ($1.00 Par Value)                              1,785,595
                 (Class)                               (Shares Outstanding as of
                                                              May 14, 2002)
-------------------------------------------------------------------------------

               DNB FINANCIAL CORPORATION AND SUBSIDIARY

                                      INDEX

PART  I - FINANCIAL INFORMATION                                         PAGE NO.

ITEM 1.       FINANCIAL STATEMENTS (Unaudited):

     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
     March 31, 2002 and December 31, 2001                                      3

     CONSOLIDATED STATEMENTS OF OPERATIONS
     Three Months Ended March 31, 2002 and 2001                                4

     CONSOLIDATED STATEMENTS OF CASH FLOWS
     Three Months Ended March 31, 2002 and 2001                                5

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     March 31, 2002 and December 31, 2001                                      6

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    9

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS                                               20

ITEM 2.       CHANGE IN SECURITIES                                            20

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                                 20

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF                              20
              SECURITY HOLDERS

ITEM 5.       OTHER INFORMATION                                               20

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                20

SIGNATURES                                                                    21


DNB FINANCIAL CORPORATION
Consolidated Statements of Financial Condition (Unaudited)
(Dollars in thousands, except per share data)                        March 31, December 31,
                                                                        2002         2001
                                                                    ---------    ---------
Assets
Cash and due from banks .........................................   $   8,428    $  11,466
Federal funds sold ..............................................       4,412        7,162
                                                                    ---------    ---------
Total cash and cash equivalents .................................      12,840       18,628
                                                                    ---------    ---------
Investment securities available for sale, at fair value .........     122,063      135,619
Investment securities held to maturity (fair value $44,330
   in 2002 and $33,618 in 2001) .................................      44,202       33,089
Loans, net of unearned income ...................................     182,217      186,050
Allowance for loan losses .......................................      (4,798)      (4,809)
                                                                    ---------    ---------
Net loans .......................................................     177,419      181,241
                                                                    ---------    ---------
Office property and equipment, net ..............................       7,554        7,701
Accrued interest receivable .....................................       2,100        2,230
Bank Owned Life Insurance .......................................       5,252        5,203
Deferred income taxes ...........................................       1,562        1,213
Other assets ....................................................       3,381        4,480
                                                                    ---------    ---------
Total assets ....................................................   $ 376,373    $ 389,404
                                                                    =========    =========

Liabilities and Stockholders' Equity
Liabilities
Non-interest-bearing deposits ...................................   $  39,235    $  40,355
Interest-bearing deposits:
   NOW accounts .................................................      47,732       46,346
   Money market .................................................      64,308       64,491
   Savings ......................................................      36,981       34,480
   Time .........................................................      93,327      107,711
                                                                    ---------    ---------
Total deposits ..................................................     281,583      293,383
                                                                    ---------    ---------
Borrowings ......................................................      63,734       63,735
Junior subordinated debentures ..................................       5,000        5,000
                                                                    ---------    ---------
Total borrowings ................................................      68,734       68,735
                                                                    ---------    ---------
Accrued interest payable ........................................       1,234        1,455
Other liabilities ...............................................         515          543
                                                                    ---------    ---------
Total liabilities ...............................................     352,066      364,116
                                                                    ---------    ---------

Stockholders' Equity
Preferred stock, $10.00 par value;
   1,000,000 shares authorized; none issued .....................        --           --
Common stock, $1.00 par value;
   10,000,000 shares authorized; 1,785,595 issued
   and outstanding, respectively ................................       1,786        1,786
Treasury shares, at cost (60,314 and 14,854 shares, respectively)      (1,008)        (266)
Surplus .........................................................      21,292       21,292
Retained earnings ...............................................       3,616        3,235
Accumulated other comprehensive loss ............................      (1,379)        (759)
                                                                    ---------    ---------
Total stockholders' equity ......................................      24,307       25,288
                                                                    ---------    ---------
Total liabilities and stockholders' equity ......................   $ 376,373    $ 389,404
                                                                    =========    =========
See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share amounts)     Three Months Ended March 31
                                                     ---------------------------
                                                              2002         2001
                                                        ----------   ----------
Interest Income:
Interest and fees on loans and leases ...............   $    3,440   $    3,906
Interest on taxable investment securities ...........        1,757        1,885
Interest on tax-free investment securities ..........          126          121
Interest on tax preferred equity securities .........          164          125
Interest on Federal funds sold ......................           28          193
                                                        ----------   ----------
Total interest income ...............................        5,515        6,230
                                                        ----------   ----------
Interest Expense:
Interest on time deposits ...........................        1,059        1,711
Interest on NOW, money market and savings ...........          466        1,147
Interest on FHLB advances ...........................          883          693
Interest on junior subordinated debentures ..........           79           --
Interest on lease obligations .......................           25           25
                                                        ----------   ----------
Total interest expense ..............................        2,512        3,576
                                                        ----------   ----------
Net interest income .................................        3,003        2,654
Provision for loan losses ...........................           --           --
                                                        ----------   ----------
Net interest income after provision for loan losses .        3,003        2,654
                                                        ----------   ----------

Non-interest Income:
Service charges .....................................          246          233
Wealth Management Services ..........................          101           80
Increase in cash surrender value of BOLI ............           50           20
Other ...............................................          151          124
                                                        ----------   ----------
Total non-interest income ...........................          548          457
                                                        ----------   ----------
Non-interest Expense:
Salaries and employee benefits ......................        1,529        1,310
Furniture and equipment .............................          321          238
Occupancy ...........................................          203          162
Advertising and marketing ...........................           67           57
Professional and consulting .........................          165           86
Printing and supplies ...............................           77           48
Other ...............................................          438          343
                                                        ----------   ----------
Total non-interest expense ..........................        2,800        2,244
                                                        ----------   ----------

Income before income taxes ..........................          751          867
Income tax expense ..................................          143          262
                                                        ----------   ----------
Net income ..........................................   $      608   $      605
                                                        ==========   ==========

Earnings Per Share:
   Basic ............................................   $     0.35   $     0.34
   Diluted ..........................................   $     0.34   $     0.34

Cash dividends per share ............................   $     0.13   $     0.12

Weighted average number of common shares outstanding:
   Basic ............................................    1,754,498    1,775,850
   Diluted ..........................................    1,799,640    1,800,108

 See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows (Unaudited)                           Three Months
(Dollars in thousands)                                                     Ended March 31
                                                                           2002        2001
                                                                       --------    --------
Cash Flows From Operating Activities:
Net income .........................................................   $    608    $    605
Adjustments to reconcile net income to net cash provided
   (used) by operating activities:
Depreciation and amortization ......................................        545         169
Decrease in accrued interest receivable ............................        130         169
Increase in investment in BOLI .....................................        (49)     (3,000)
Decrease (increase) in other assets ................................      1,081         (46)
Increase in deferred taxes .........................................        (26)         --
(Decrease) increase in accrued interest payable ....................       (221)          9
Increase in current taxes payables .................................         62         254
(Decrease) increase in other liabilities ...........................        (72)        419
                                                                       --------    --------
Net Cash Provided (Used) By Operating Activities ...................      2,058      (1,421)
                                                                       --------    --------

Cash Flows From Investing Activities:
Proceeds from maturities & paydowns of available for sale securities     16,269      10,026
Proceeds from maturities & paydowns of held to maturity securities .     10,570       5,653
Purchase of available for sale securities ..........................     (3,910)     (9,331)
Purchase of held to maturity securities ............................    (21,752)     (7,281)
Net decrease (increase) in loans ...................................      3,822      (2,317)
Purchase of office property and equipment ..........................        (75)       (702)
                                                                       --------    --------
Net Cash Provided (Used) By Investing Activities ...................      4,924      (3,952)
                                                                       --------    --------

Cash Flows From Financing Activities:
Net decrease in deposits ...........................................    (11,800)     (1,063)
Increase in FHLB advances ..........................................         --      10,000
Decrease in lease obligations ......................................         (1)         (1)
Payments to acquire treasury stock .................................       (742)         --
Dividends paid .....................................................       (227)       (220)
                                                                       --------    --------
Net Cash (Used) Provided By Financing Activities ...................    (12,770)      8,716
                                                                       --------    --------
Net Change in Cash and Cash Equivalents ............................     (5,788)      3,343
Cash and Cash Equivalents at Beginning of Period ...................     18,628      27,352
                                                                       --------    --------
Cash and Cash Equivalents at End of Period .........................   $ 12,840    $ 30,695
                                                                       ========    ========

Supplemental Disclosure Of Cash Flow Information:
Cash paid during the period for:
    Interest .......................................................   $  2,733    $  3,567
    Taxes ..........................................................         88          --
Supplemental Disclosure Of Non-Cash Flow Information:
Change in unrealized losses on securities-AFS ......................       (620)      1,202
Change in deferred taxes due to change in unrealized losses
 on securities-AFS .................................................        323        (373)
                                                                       ========    ========
See accompanying notes to consolidated financial statements.

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiaries, Downingtown National Bank (the "Bank") and DNB Capital Trust I (the "Trust"), have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior period amounts not affecting net income are reclassified when necessary to conform with current year classifications. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2001.

Company - Obligated Mandatorily Redeemable Junior subordinated debentures of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company (Junior subordinated debentures)

     On July 20, 2001, DNB Capital Trust I, a statutory business trust and a wholly owned subsidiary of the Corporation, issued $5 million of 6-month LIBOR plus 3.75% Junior subordinated debentures to a qualified instutional buyer. Proceeds from the issuance of the Junior subordinated debentures were immediately used by the Trust to purchase $5,155,000 principal amount of junior subordinated deferrable interest debentures of DNB. The Trust exists for the sole purpose of issuing Junior subordinated debentures and investing the proceeds in subordinated debentures of the Corporation. These Subordinated Debentures constitute the sole assets of the Trust.

NOTE 2:  EARNINGS PER SHARE (EPS)

     Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur from the conversion of common stock equivalents (i.e., stock options) and is computed using the treasury stock method. For the three months ended March 31, 2002, 152,660 stock options were not included because such options were antidilutive. For the three months ended March 31, 2001, 155,787 stock options were not included. These shares may be dilutive in the future. Earnings per share, dividends per share and weighted average shares outstanding have been adjusted to reflect the effects of the 5% stock dividend paid in December 2001. Net income and the weighted average number of shares outstanding for basic and diluted EPS for the three months ended March 31, 2002 and 2001 are reconciled as follows:


(Dollars in Thousands, except per share data)                             Three months ended        Three months ended
                                                                            March 31, 2002            March 31, 2001
                                                                      -------------------------    ------------------------
                                                                      Income   Shares    Amount    Income   Shares   Amount
                                                                      ------   ------    ------    ------   ------   ------
Basic EPS:
Income available to common stockholders ..........................    $  608   1,754     $ 0.35    $  605    1,776   $ 0.34
Effect of dilutive common stock equivalents-
     stock options ...............................................       --       46      (0.01)        --       24       --
                                                                      ------   -----     ------    ------   ------   ------
Diluted EPS ......................................................    $  608   1,800     $ 0.34    $  605    1,800   $ 0.34
                                                                      ======   =====     ======    ======   ======   ======


NOTE 3:   COMPREHENSIVE INCOME (LOSS)
          ---------------------------


     Comprehensive income includes all changes in stockholders' equity during the period, except those resulting from investments by owners and distributions to owners. Comprehensive income for all periods consisted of net income and other comprehensive (loss) income relating to the change in unrealized (losses) gains on investment securities available for sale, as shown in the following tables:

(Dollars in thousands)                                     For three months
                                                            ended March 31
                                                           ----------------
                                                            2002      2001
                                                           ------    ------
COMPREHENSIVE INCOME (LOSS):
Net Income .............................................   $  608    $  605
Other comprehensive (loss) income, net of tax,
  relating to unrealized (losses) gains on investments .    (620)      829
                                                           ------    ------
Total comprehensive (loss) income ......................   $  (12)   $1,434
                                                           ======    ======


NOTE 4:   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 142, Goodwill and other Intangible Assets ("SFAS No. 142"). This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. The Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of the statement are required to be applied starting with fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions of the Statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. SFAS 142 was adopted by DNB on January 1, 2002. There was no impact of this statement on the DNB's financial condition, equity, results of operations or disclosures.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligation. ("SFAS No. 143"). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, and it applies to all entities. It is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged. DNB expects that there will be no impact of this statement on the Bank's financial condition, equity, results of operations or disclosures when adopted.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However, the Statement retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This Statement supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners) or is classified as held for sale. This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a temporarily controlled subsidiary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with earlier application encouraged. SFAS 144 was adopted by DNB on January 1, 2002. There was no impact of this statement on the DNB's financial condition, equity, results of operations or disclosures.

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

DESCRIPTION OF DNB'S BUSINESS

     DNB Financial Corporation is a bank holding company whose bank subsidiary, Downingtown National Bank, is a nationally chartered commercial bank with trust powers, and a member of the FDIC. DNB has nine full service offices located in Chester County, Pennsylvania. In addition to its main office at 4 Brandywine Avenue, they are: Little Washington Office (Intersection of Route 322 and Culbertson Run Road, Downingtown), East End Office (701 East Lancaster Avenue, Downingtown), Exton Office (410 Exton Square Parkway, Exton), Lionville Office (Intersection of Route 100 and Welsh Pool Road, Exton), Ludwig's Corner Office (Intersection of Routes 100 and 401, Uwchland), Caln Office (1835 East Lincoln Highway, Coatesville), West Goshen Office (1115 West Chester Pike, West Chester), Kennett Square Office (215 E. Cypress St., Kennett Square). The Bank also has a limited service office at Tel Hai Retirement Community (Beaver Dam Road, Honey Brook). Through its DNB Advisors division, Downingtown National Bank provides wealth management and trust services to individuals and businesses throughout Chester County. The Bank and its subsidiary, DNB Financial Services, Inc., make available certain nondepositary products and services, such as securities brokerage, mutual funds, life insurance and annuities. Customers may also visit DNB on its website at http://www.dnb4you.com.

BUSINESS STRATEGY

     DNB has defined a business strategy we call, "Building our future," one of the key goals of which is to deliver more consistent, higher-quality customer service in order to become the bank of choice in Chester County, Pennsylvania. In this connection, one of DNB's key strategic objectives is to reduce our reliance on net interest income. Another is to grow our commercial and small business lending. A third key objective is to continue investing in and growing newer business lines such as DNB Advisors (trust and wealth management services), DNB Financial Services (securities and insurance products and services) and DNB Leasing.

CRITICAL ACCOUNTING POLICIES

     The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

     In management's opinion, the most critical accounting policies impacting DNB's consolidated financial statements are:

          1. Evaluation of the allowance for loan losses. Loan loss allowance policies involves significant judgments and assumptions by management which may have a material impact on the carrying value of net loans and, potentially, on the net income recognized by DNB from period to period. For a description of DNB's accounting policies in connection with its allowance for loan losses, see, "Provision for Loan Losses," below.

          2. Accrual and recognition of interest on loans. These policies involve significant judgments and assumptions by management which may have a material impact on the interest income recognized by DNB from period to period. For a description of DNB's accounting policies in connection with accrual and recognition of interest on loans, see, "Asset Quality," below.

          3. Realization of Deferred income tax items. Estimates of deferred tax assets and deferred tax liabilities make up the asset category titled, "net deferred tax asset." These estimates involve significant judgments and assumptions by management which may have a material impact on the carrying value of net deferred tax assets for financial reporting purposes. For a more detailed description of these items and estimates, see Note 11 (Federal Income Taxes) to DNB's audited consolidated financial statements for the fiscal year ended December 31, 2001 (the "Annual Financial Statements"), incorporated in DNB's 10-K for the year ended December 31, 2001.

     The Notes to DNB's consolidated financial statements set forth herein and in DNB's Annual Financial Statements identify other significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of DNB and its results of operations.


FINANCIAL CONDITION

     DNB's total assets were $376.4 million at March 31, 2002 compared to $389.4 million at December 31, 2001. Investment securities (AFS and HTM) decreased $2.4 million or 1.4% to $166.3 million at March 31, 2002. Total loans were $177.4 million, down $3.8 million or 2.1% from $181.2 million at December 31, 2001. Federal funds sold were $4.4 million at March 31, 2002, down $2.8 million from December 31, 2001.

     Deposits and other borrowings at March 31, 2002 totaled $350.3 million, compared to $362.1 million at December 31, 2001, a decrease of $11.8 million. Since December 31, 2001, there have been decreases of $14.4 million in time deposits, only partially offset by an increase of $2.5 million in Savings accounts. Borrowings remained flat at $68.7 million at March 31, 2002.

     At March 31, 2002, stockholders' equity was $24.3 million or $13.50 per share, compared to $25.3 million or $14.04 per share at December 31, 2001. The decrease in stockholders' equity was the result of purchases of $742,000 of treasury stock, a $620,000 decrease in the fair market value of available-for-sale securities, net of taxes, dividends paid of approximately $227,000 or $.13 per share, partially offset by net income of $608,000 for the three months ended March 31, 2002.

RESULTS OF OPERATIONS

NET INTEREST INCOME

     DNB's earnings performance is primarily dependent upon its level of net interest income, which is the excess of interest revenue over interest expense. Interest revenue includes interest earned on loans (net of interest reversals on non-performing loans), investments, Federal funds sold and interest-earning cash, as well as net loan fee amortization and dividend income. Interest expense includes the interest cost for deposits, FHLB advances, Federal funds purchased and other borrowings.

     Net interest income on a taxable equivalent basis, increased $365,000 or 1.4% to $3.1 million for the three month period ended March 31, 2002, as compared to the three month period ended March 31, 2001. As shown in the Rate/Volume Analysis below, the increase in net interest income during 2002 was due to the positive effects of changes in both volume and rate. Average investment securities rose $40.0 million while average loan balances for 2002 decreased $9.2 million. The impact from higher volumes of earning assets amounted to an increase of $363,000 in interest income. Average borrowings increased on average $20.6 million (FHLB advances, Junior subordinated debentures and Federal funds purchased) while NOW, money market and savings accounts increased a total of $12.5 million. Average time deposits decreased $13.4 million. The net impact on earnings of higher volumes of interest-bearing liabilities amounted to an increase of $174,000, partially offsetting the impact from the increased volume of interest-earning assets. The overall impact of rate changes amounted to a positive $177,000, reflecting the repricing of the Bank's longer-term certificates which repriced at historically low rates. Many of DNB's assets had repriced throughout 2001 as the Fed eased rates a historical 11 times, totaling 475 basis points.

     The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended March 31, 2002 compared to the same period in 2001 (tax-exempt yields and yields on agency-preferred stock that have a 70% dividend received deduction ("DRD") have been adjusted to a tax equivalent basis using a 34% tax rate). For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (i) changes in rate (change in rate multiplied by old volume) and (ii) changes in volume (change in volume multiplied by old rate). The net change attributable to the combined impact of rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

(Dollars in Thousands)                         Three Months Ended March 31, 2002
                                                       Compared to 2001
                                               ---------------------------------

Increase (Decrease) Due to.....................     Rate      Volume      Total
                                                  -------    --------    -------
Interest-earning assets:
Loans .........................................   $  (283)   $  (183)   $  (466)
Investment securities
     Taxable ..................................      (674)       545       (129)
     Tax exempt ...............................        (1)         9          8
     Tax preferred-DRD ........................       (11)        64         53
Federal funds sold ............................       (92)       (73)      (165)
                                                  -------    -------    -------
     Total ....................................    (1,061)       362       (699)
                                                  -------    -------    -------

Interest-bearing liabilities:
Time deposits .................................      (469)      (183)      (652)
Savings, NOW and money market deposits ........      (733)        52       (681)
FHLB advances .................................       (36)       226        190
Junior subordinated debentures ................        --         79         79
                                                  -------    -------    -------
     Total ....................................    (1,238)       174     (1,064)
                                                  -------    -------    -------
Net interest income/interest rate spread ......   $   177    $   188    $   365
                                                  =======    =======    =======

PROVISION FOR LOAN LOSSES

     To provide for known and inherent losses in the loan portfolio, DNB maintains an allowance for loan losses. Management charges the provision for loan losses against income. Loan losses are charged directly against the allowance and recoveries on previously charged-off loans are added to the allowance. In establishing its allowance for loan losses, management considers the size and risk exposure of each segment of the loan portfolio, past loss experience, present indicators of risk such as delinquency rates, levels of nonaccruals, and other relevant factors. Management's evaluation of the loan portfolio generally includes reviews, on a sample basis, of individual borrowers regardless of size and reviews of problem borrowers of $100,000 or greater. Consideration is also given to examinations performed by regulatory agencies, primarily the Office of the Comptroller of the Currency ("OCC"). The evaluations are also based on management's review of the economy, interest rates, general market conditions, estimates of the fair value of collateral, financial strength and ability of the borrowers and guarantors to pay, and considerations regarding the current and anticipated operating or sales environment. These estimates are particularly susceptible to change and may result in a material adjustment to the allowance. While management uses the latest information available to make its evaluation of the adequacy of the allowance, future adjustments may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

     There were no provisions made during the three months ended March 31, 2002, and 2001 since management determined the allowance for loan losses was appropriate based on its analysis and the level of net charge-offs/recoveries compared to the total allowance. Net loan charge-offs were $11,000 for the three months ended March 31, 2002, compared to $108,000 for the year ended December 31, 2001 and net loan recoveries of $65,000 for the three months ended March 31, 2001. The percentage of net (charge-offs)/recoveries to total average loans was (.01%), (.06%) and .03% for the same respective periods. Another measure of the adequacy of the allowance is the coverage ratio of the allowance to non-performing loans, which was 159.4% at March 31, 2002. DNB's coverage ratio is high relative to peers. However, its level of delinquencies and non-performing assets, although down significantly in the last few years, still remains well above peer averages. In addition, the ratio of non-performing loans to total loans has steadily declined and was 1.65% at March 31, 2002.

     The following table summarizes the changes in the allowance for loan losses for the periods indicated. Real estate includes both residential and commercial real estate.

                                                  3 Months     Year     3 Months
                                                    Ended      Ended      Ended
(Dollars in thousands) .........................   3/31/02    12/31/01   3/31/01
                                                   -------    -------    -------

Beginning Balance ..............................   $ 4,809    $ 4,917   $ 4,917
Provisions: ....................................        --         --        --
Loans charged off:
       Real estate .............................        --       (209)       --
       Commercial ..............................        --        (66)       --
       Consumer ................................       (24)        (9)      (19)
                                                   -------    -------   -------
           Total charged off ...................       (24)      (284)      (19)
Recoveries:
       Real estate .............................         6        132        73
       Commercial ..............................         3         36         6
       Consumer ................................         4          8         5
                                                   -------    -------   -------
Total recoveries ...............................        13        176        84
                                                   -------    -------   -------
Net recoveries (charge-offs) ...................       (11)      (108)       65
                                                   -------    -------   -------
Ending Balance .................................   $ 4,798    $ 4,809   $ 4,982
                                                   =======    =======   =======

NON-INTEREST INCOME

     Total non-interest income includes service charges on deposit products; fees received in connection with the sale of nondepository products and services, including fiduciary and investment advisory services offered through DNB Advisors; securities brokerage products and services and insurance brokerage products and services offered through DNB Financial Services; and other sources of income such as increases in the cash surrender value of bank owned life insurance, net gains on sales of investment securities and other real estate owned ("OREO") properties. In addition, DNB receives fees for cash management, merchant services, debit cards, safe deposit box rentals, check cashing, lockbox services and similar activities.

     For the three month period ended March 31, 2002, non-interest income was $548,000 compared to $457,000 for the same period in 2001. Service charges increased $13,000 to $246,000 for the three month period ended March 31, 2002, compared with the same period in 2001. The increase in service charge income is due, in general, to increased overdraft fees and minimum account balance charges. Income also increased due to an increase of $30,000 in the cash surrender value of Bank Owned Life Insurance policies. Other non-interest income increased $27,000, due mainly to increased levels of cash management, debit card commissions and safe deposit box rental income.

NON-INTEREST EXPENSE

     Non-interest expense includes salaries & employee benefits, furniture & equipment, occupancy, professional & consulting fees as well as marketing, printing & supplies and other less significant expense items.

     Non-interest expenses increased $556,000 to $2.8 million for the three month period ended March 31, 2002 compared to the same period in 2001. Increases were seen in all expense categories.

     Salaries & employee benefits increased $219,000 or 16.7% to $1.5 million for the three month period ended March 31, 2002, compared to $1.3 million for the same period in 2001. The increase in this category reflects an increase in full-time equivalent employees, merit increases as well as the creation of new positions associated with staffing of a new full service branch in the third quarter of 2001, the establishment of a leasing department during the second half of 2001, as well as expansion of the Commercial lending department and DNB Advisors.

     Furniture & equipment expense increased $83,000 or 35.0% to $321,000 for the three months ended March 31, 2002, compared to $238,000 for the same period in 2001. The increase was due to higher levels of depreciation and maintenance agreements on new computer equipment and software, as well as startup costs for the new branch.

     Occupancy expense increased approximately $41,000 or 25.3% to $203,000 for the three month period ended March 31, 2002. This compares to $162,000 for the same period in 2001. The increase was due to higher levels of depreciation, rental and utility expenses due to the added costs incurred for the new office.

     Professional & consulting expense increased $79,000 or 91.9% to $165,000 for the three month period ended March 31, 2002, compared to $86,000 for the same period in 2001. The increase was due to expenses incurred for Bank-wide training, as well as consulting services for various areas of the Bank.

     Other expenses include such items as postage, PA shares tax, insurance, ATM charges, OREO expense, satisfaction fees, appraisal fees, telephone & fax, and other miscellaneous expenses. Other expenses increased $95,000 or 27.7% for the three month period ended March 31, 2002 to $438,000 compared to $343,000 for the same period in 2001. This was due to miscellaneous costs associated with the new branch in addition to higher postage costs due to a higher volume of accounts.

INCOME TAXES

     Income tax expense was $143,000 for the three months ended March 31, 2002 compared with $262,000 for the three months ended March 31, 2001. The effective tax rates were 19%, and 30% for the three month periods ending March 31, 2002 and 2001, respectively. The rates used for income taxes for both periods were less than the statutory rate due to the effect of increasing amounts of tax exempt interest income, tax credits recognized on a low-income housing limited partnership and DNB's ownership of bank-owned life insurance investments.

ASSET QUALITY

     Non-performing assets are comprised of nonaccrual loans, loans delinquent over ninety days and still accruing, troubled debt restructurings ("TDR's") and Other Real Estate Owned ("OREO"). Nonaccrual loans are loans for which the accrual of interest ceases when the collection of principal or interest payments is determined to be doubtful by management. It is the policy of DNB to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier, if considered prudent. Interest received on such loans is applied to the principal balance, or may in some instances, be recognized as income on a cash basis. A nonaccrual loan may be restored to accrual status when management expects to collect all contractual principal and interest due and the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms. OREO consists of real estate acquired by foreclosure or deed in lieu of foreclosure. OREO is carried at the lower of cost or estimated fair value, less estimated disposition costs. Any significant change in the level of nonperforming assets is dependent, to a large extent, on the economic climate within DNB's market area.

     The following table sets forth DNB's assets that are: (i) on nonaccrual status, (ii) contractually delinquent by 90 days or more and still accruing,
(iii) troubled debt restructurings and (iv) other real estate owned as a result of foreclosure or voluntary transfer to DNB.


(Dollars in Thousands)                                3/31/02  12/31/01  3/31/01
                                                      -------  --------  -------

Nonaccrual Loans:
     Residential mortgage ..........................  $  219    $  224    $  132
     Commercial mortgage ...........................     531       567       243
     Commercial ....................................   1,836     1,964       638
     Consumer ......................................     291       301       351
                                                      ------    ------    ------
Total nonaccrual loans .............................   2,877     3,056     1,364

Loans 90 days past due and still accruing ..........     134       155       586
Troubled debt restructurings .......................      --        --        40
                                                      ------    ------    ------
Total non-performing loans .........................   3,011     3,211     1,990
Other real estate owned ............................      --        --       183
                                                      ------    ------    ------
Total non-performing assets ........................  $3,011    $3,211    $2,173
                                                      ======    ======    ======

     The following table sets forth the DNB's asset quality and allowance coverage ratios at the dates indicated:
                                                      3/31/02  12/31/01  3/31/01
                                                      -------  --------  -------

Non-performing Loans/Total Loans ...................    1.7%      1.7%      1.0%
Non-performing Assets/Total Assets .................    0.8       0.8       1.1
Allowance for Loan Losses/Total Loans ..............    2.6       2.6       2.6
Allowance for Loan Losses/Total Loans and OREO .....    2.6       2.6       2.6
Allowance for Loan Losses/Non-performing Assets ....  159.3     149.8     229.3
Allowance for Loan Losses/Non-performing Loans .....  159.3     149.8     250.4

If interest income had been recorded on nonaccrual loans, interest would have increased as shown in the following table:

                                                                         3 Months       Year     3 Months
                                                                           Ended       Ended       Ended
(Dollars in thousands)                                                    3/31/02     12/31/01    3/31/01
                                                                         ---------    --------   --------

Interest income which would have been recorded
       under original terms ..........................................   $      50   $      220   $    29
Interest income recorded during the period ...........................         (10)        (111)       --
                                                                         ---------   ----------   -------
Net impact on interest income ........................................   $      40   $      109   $    29
                                                                         =========   ==========   =======

     At March 31, 2002 and December 31, 2001, DNB had impaired loans with a total recorded investment of $1,087,000 and $1,194,000, respectively, and an average recorded investment of $1,220,000 for the three month period ended March 31, 2002 and $1,121,000 for the year ended December 31, 2001. As of March 31, 2002 and December 31, 2001, there was no related allowance for credit losses necessary for these impaired loans. Total cash collected on impaired loans was credited to the outstanding principal balance in the amount of $10,051 for the three months ended March 31, 2002 and $2,929 for the year ended December 31, 2001. No interest income was recorded on such loans.


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

     At March 31, 2002 DNB has $16.9 million in commitments to fund commercial real estate, construction and land development. In addition, DNB had commitments to fund $4.9 million in home equity lines of credit and $13.8 million in other unused commitments. Management anticipates the majority of these commitments will be funded by means of normal cash flows. In addition, $60.3 million of time deposits at DNB are scheduled to mature during the nine months ending December 31, 2002. Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in Federal funds sold or by paydowns and maturities of loans and investments.

     Stockholders' equity decreased $1.0 million to $24.3 million at March 31, 2002 as a result of the purchase of treasury stock ($742,000), a decrease in market value of available for sale investments, net of tax ($620,000), and dividends paid ($227,000), partially offset by year-to-date profit reported for the three months then ended ($608,000). The Bank's common equity position at March 31, 2002 exceeds the regulatory required minimums. The following table summarizes data and ratios pertaining to the Bank's capital structure.

                                                                                           To Be Well
                                                                                        Capitalized Under
                                                                  For Capital           Prompt Corrective
                                            Actual             Adequacy Purposes        Action Provisions
                                     --------------------     -------------------      -------------------
(Dollars in thousands)                Amount       Ratio        Amount    Ratio          Amount     Ratio
                                      ------       -----       -------    -----          ------     -----

DNB Financial Corporation
As of March 31, 2002:
   Total risk-based capital .....    $33,002      13.48%      $19,583      8.00%       $24,479      10.00%
   Tier 1 capital ...............     29,921      12.22         9,792      4.00         14,687       6.00
   Tier 1 (leverage) capital ....     29,921       7.90        15,151      4.00         18,939       5.00

Downingtown National Bank
As of March 31, 2002:
   Total risk-based capital .....    $29,267      11.96%      $19,571      8.00%       $24,464      10.00%
   Tier 1 capital ...............     26,187      10.70         9,785      4.00         14,678       6.00
   Tier 1 (leverage) capital ....     26,187       6.92        15,142      4.00         18,927       5.00

     In addition, the Federal Reserve Bank (the "FRB") leverage ratio rules require bank holding companies to maintain a minimum level of "primary capital" to total assets of 5.5% and a minimum level of "total capital" to total assets of 6%. For this purpose, (i) "primary capital" includes, among other items, common stock, contingency and other capital reserves, and the allowance for loan losses, (ii) "total capital" includes, among other things, certain subordinated debt, and "total assets" is increased by the allowance for loan losses. DNB's primary capital ratio and its total capital ratio are both 8.3% at March 31, 2002, well in excess of FRB requirements.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     DNB utilizes Modified Duration of Equity and Economic Value of Portfolio Equity ("EVPE") models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different if rates change. Results falling outside prescribed ranges require action by management. At March 31, 2002 and December 31, 2001, DNB's variance in the economic value of equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points is within its negative 3% guideline, as shown in the tables below.

(Dollars in Thousands)
                                                                                     March 31, 2002           December 31, 2001
                                                                         ---------------------------      -------------------------
Change in rates ....................................................      Flat    -200bp     +200bp        Flat    -200bp    +200 bp
                                                                         -------   -------   -------      ------   -------   -------
Economic Value of
     Portfolio Equity ..............................................     $29,411  $25,194   $24,432      $29,379  $25,078   $24,237
     Change ........................................................               (4,216)   (4,978)               (4,301)   (5,142)
     Change as a % of assets .......................................               (1.12%)   (1.32%)               (1.10%)   (1.32%)

OPERATING ENVIRONMENT AND CERTAIN TRENDS

     DNB operates its franchise throughout Chester County, PA. Chester County has extremely attractive demographics, which makes it one of the fastest growing counties in Pennsylvania. Due to these factors, the operating environment is very competitive as Chester County hosts over 40 banks, thrifts and credit unions. In addition, brokerage firms, mutual fund companies and boutique investment firms dot the landscape. This intense competition continually puts pressures on DNB's margins and operating results as competitors offer a full range of loan, deposit and investment products and services. In addition, many of these competitors are much larger than DNB and consistently outspend the Bank in marketing to attract new customers. We anticipate these pressures will continue to adversely affect our margins.

RECENT DEVELOPMENTS

     During the latter part of 2001, the US economy slipped into a recession which continues to effect Pennsylvania's and the Chester County's economy. Many economists anticipate a gradual improvement in the economy during the second half of 2002. The slow economy has effected DNB's ability to generate new loans as potential borrowers are waiting for clearer signs that the economy has rebounded.

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

                 Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

                Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                Not Applicable

ITEM 5.   OTHER INFORMATION

                Not Applicable

ITEM 6.
        (a) EXHIBITS:


             10 (c) Board Minutes  reflecting  Resolutions  adopted February 27,
                    2002 amending Employment Agreement between DNB Financial Corporation and Downingtown National Bank and Henry F. Thorne dated December 31, 1996.

                (d) Form of Director Retirement and Change of Control Agreements
                    approved February 27, 2002 between DNB Financial Corporation and Downingtown National Bank and the following directors:
                    Robert J. Charles, Thomas R. Greenleaf, Vernon J. Jameson, William S. Latoff, Joseph G. Riper, Louis N. Teti, Henry F. Thorne and James H. Thornton.



        (b)  REPORTS ON FORM 8-K

                Not Applicable

                                   SIGNATURES

     Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       DNB FINANCIAL CORPORATION
                                                               (Registrant)



DATE:  May 14, 2002                             ________________________________
                                                Henry F. Thorne, President
                                                and Chief Executive Officer



DATE:  May 14, 2002                             ________________________________
                                                Bruce E. Moroney
                                                Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       DNB FINANCIAL CORPORATION
                                                              (Registrant)



DATE:  May 14, 2002                                 /S/ Henry F. Thorne
                                                    ----------------------------
                                                    Henry F. Thorne, President
                                                    and Chief Executive Officer



DATE:  May 14, 2002                                 /S/ Bruce E. Moroney
                                                    ----------------------------
                                                    Bruce E. Moroney
                                                    Chief Financial Officer