Form 10-Q
period 2002-06-30
DNB FINANCIAL CORP /PA/
filed 2002-08-14
CIK 713671

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                For the quarterly period ended: June 30, 2002 or
[ ] Transition report pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934.

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

                   [X] Yes                   [    ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock ($1.00 Par Value)                            1,794,462
                 (Class)                               (Shares Outstanding as of
                                                              August 14, 2002)
--------------------------------------------------------------------------------

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY

                                      INDEX

PART  I - FINANCIAL INFORMATION                                         PAGE NO.

ITEM 1.       FINANCIAL STATEMENTS (Unaudited):

     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
     June 30, 2002 and December 31, 2001                                       3

     CONSOLIDATED STATEMENTS OF OPERATIONS
     Three Months Ended June 30, 2002 and 2001                                 4

     CONSOLIDATED STATEMENTS OF OPERATIONS
     Six Months Ended June 30, 2002 and 2001                                   5

     CONSOLIDATED STATEMENTS OF CASH FLOWS
     Six Months Ended June 30, 2002 and 2001                                   6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     June 30, 2002 and December 31, 2001                                       7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   11

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK                                               21

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                  23

ITEM 2.       CHANGE IN SECURITIES                                            23

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                                 23

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS                                                23

ITEM 5.       OTHER INFORMATION                                               23

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                23

SIGNATURES                                                                    24


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in thousands, except per share amounts)
                                                                    June 30,   December 31,
                                                                      2002         2001
------------------------------------------------------------------------------------------

ASSETS
Cash and due from banks ........................................   $   8,882    $  11,466
Federal funds sold .............................................          --        7,162
                                                                   ---------    ---------
Total cash and cash equivalents ................................       8,882       18,628
                                                                   ---------    ---------
Investment securities available for sale, at fair value ........     125,625      135,619
Investment securities (market value $37,658
   in 2002 and $33,618 in 2001) ................................      37,347       33,089
Loans, net of unearned income ..................................     192,076      186,050
Allowance for loan losses ......................................      (4,794)      (4,809)
                                                                   ---------    ---------
Net loans ......................................................     187,282      181,241
                                                                   ---------    ---------
Office property and equipment, net .............................       7,773        7,701
Accrued interest receivable ....................................       2,141        2,230
Bank owned life insurance ......................................       5,301        5,203
Deferred income taxes ..........................................       1,205        1,213
Other assets ...................................................       2,903        4,480
                                                                   ---------    ---------
TOTAL ASSETS ...................................................   $ 378,459    $ 389,404
                                                                   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Non-interest-bearing deposits ..................................   $  43,081    $  40,355
Interest-bearing deposits:
   NOW accounts ................................................      48,502       46,346
   Money market ................................................      61,006       64,491
   Savings .....................................................      39,230       34,480
   Time ........................................................      88,864      107,711
                                                                   ---------    ---------
Total deposits .................................................     280,683      293,383
                                                                   ---------    ---------
Federal funds purchased ........................................       1,968           --
Borrowings .....................................................      63,732       63,735
Junior subordinated debentures .................................       5,000        5,000
                                                                   ---------    ---------
Total borrowings ...............................................      70,700       68,735
                                                                   ---------    ---------
Accrued interest payable .......................................       1,152        1,455
Other liabilities ..............................................         499          543
                                                                   ---------    ---------
TOTAL LIABILITIES ..............................................     353,034      364,116
                                                                   ---------    ---------

STOCKHOLDERS' EQUITY
Preferred stock, $10.00 par value;
   1,000,000 shares authorized; none issued ....................          --           --
Common stock, $1.00 par value;
   10,000,000 shares authorized; 1,794,462 and 1,785,595
   issued and outstanding, respectively ........................       1,794        1,786
Treasury stock, at cost (60,995 and 14,854 shares, respectively)      (1,239)        (266)
Surplus ........................................................      21,371       21,292
Retained earnings ..............................................       4,129        3,235
Accumulated other comprehensive loss ...........................        (630)        (759)
                                                                   ---------    ---------
TOTAL STOCKHOLDERS' EQUITY .....................................      25,425       25,288
                                                                   ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................   $ 378,459    $ 389,404
                                                                   =========    =========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share amounts)
                                                      Three Months Ended June 30
                                                           2002          2001
                                                       -----------    ----------
INTEREST INCOME:
Interest and fees on loans ..........................   $    3,603   $    3,944
Interest on taxable investment securities ...........        1,684        1,801
Interest on tax-free investment securities ..........          125          121
Interest on tax preferred equity securities .........          157          153
Interest on Federal funds sold ......................           17          150
                                                        ----------   ----------
TOTAL INTEREST INCOME ...............................        5,586        6,169
                                                        ----------   ----------
INTEREST EXPENSE:
Interest on Federal funds purchased .................            3           --
Interest on NOW, money market and savings ...........          463        1,034
Interest on time deposits ...........................          893        1,611
Interest on FHLB advances ...........................          893          736
Interest on junior subordinated debentures ..........           73           --
Interest on lease obligations .......................           25           25
                                                        ----------   ----------
TOTAL INTEREST EXPENSE ..............................        2,350        3,406
                                                        ----------   ----------

Net interest income .................................        3,236        2,763
Provision for loan losses ...........................           --           --
                                                        ----------   ----------
Net interest income after provision for loan losses .        3,236        2,763
                                                        ----------   ----------

NON-INTEREST INCOME:
Service charges .....................................          258          250
DNBAdvisors .........................................           97           82
Gains on sales of investment securities .............           69           26
Increase in cash surrender value of BOLI ............           49           38
Other ...............................................          152          130
                                                        ----------   ----------
TOTAL NON-INTEREST INCOME ...........................          625          526
                                                        ----------   ----------
NON-INTEREST EXPENSE:
Salaries and employee benefits ......................        1,575        1,338
Furniture and equipment .............................          323          252
Occupancy ...........................................          196          161
Professional and consulting .........................          146          186
Marketing ...........................................          125           72
Printing and supplies ...............................          102           55
Other ...............................................          441          384
                                                        ----------   ----------
TOTAL NON-INTEREST EXPENSE ..........................        2,908        2,448
                                                        ----------   ----------
Income before income taxes ..........................          953          841
Income tax expense ..................................          215          233
                                                        ----------   ----------
NET INCOME ..........................................   $      738   $      608
                                                        ==========   ==========
COMMON SHARE DATA:
EARNINGS PER SHARE:
Basic ...............................................   $     0.43   $     0.34
Diluted .............................................         0.41         0.34

CASH DIVIDENDS PER SHARE ............................         0.13         0.12

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic ............................................    1,735,562    1,776,154
   Diluted ..........................................    1,784,699    1,792,107
                                                        ==========   ==========

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share amounts)
                                                        Six Months Ended June 30
                                                               2002         2001
                                                         ----------   ----------
INTEREST INCOME:
Interest and fees on loans ...........................   $    7,043   $    7,851
Interest on taxable investment securities ............        3,441        3,685
Interest on tax-free investment securities ...........          252          242
Interest on tax-preferred equity securities ..........          321          278
Interest on Federal funds sold .......................           44          342
                                                         ----------   ----------
TOTAL INTEREST INCOME ................................       11,101       12,398
                                                         ----------   ----------
INTEREST EXPENSE:
Interest on Federal funds purchased ..................            3           --
Interest on NOW, money market and savings ............          930        2,181
Interest on time deposits ............................        1,951        3,322
Interest on FHLB advances ............................        1,776        1,429
Interest on junior subordinated debentures ...........          152           --
Interest on lease obligations ........................           50           50
                                                         ----------   ----------
TOTAL INTEREST EXPENSE ...............................        4,862        6,982
                                                         ----------   ----------
Net interest income ..................................        6,239        5,416
Provision for loan losses ............................           --           --
                                                         ----------   ----------
Net interest income after provision for loan losses ..        6,239        5,416
                                                         ----------   ----------
NON-INTEREST INCOME:
Service charges ......................................          504          483
DNB Advisors .........................................          198          162
Gains on sales of investment securities ..............           69           26
Increase in cash surrender value of BOLI .............           98           58
Other ................................................          304          255
                                                         ----------   ----------
TOTAL NON-INTEREST INCOME ............................        1,173          984
                                                         ----------   ----------
NON-INTEREST EXPENSE:
Salaries and employee benefits .......................        3,104        2,648
Furniture and equipment ..............................          645          490
Occupancy ............................................          398          323
Professional and consulting ..........................          312          272
Marketing ............................................          192          129
Printing and supplies ................................          179          103
Other ................................................          878          727
TOTAL NON-INTEREST EXPENSE ...........................        5,708        4,692
                                                         ----------   ----------
Income before income taxes ...........................        1,704        1,708
Income tax expense ...................................          358          495
                                                         ----------   ----------
NET INCOME ...........................................   $    1,346   $    1,213
                                                         ==========   ==========
COMMON SHARE DATA:
EARNINGS PER SHARE:
Basic ................................................   $     0.77   $     0.68
Diluted ..............................................         0.75         0.68

CASH DIVIDENDS PER SHARE .............................         0.26         0.25

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic .............................................    1,744,978    1,776,154
   Diluted ...........................................    1,792,117    1,796,107
                                                         ==========   ==========

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)
                                                                Six Months Ended June 30
                                                                     2002        2001
                                                                 --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...................................................   $  1,346    $  1,213
Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
Depreciation and amortization ................................      1,015         401
Gains on sales of investments ................................        (69)        (26)
Decrease in accrued interest receivable ......................         89         233
Decrease in deferred taxes ...................................        (52)         --
Decrease (increase) in other assets ..........................      1,577        (317)
Increase in investment in BOLI ...............................        (98)     (3,038)
Decrease in accrued interest payable .........................       (303)       (267)
Decrease in current taxes payable ............................        (80)       (349)
Increase in other liabilities ................................         36         263
                                                                 --------    --------
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES ..........      3,461      (1,887)
                                                                 --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities & paydowns of AFS securities ........     19,362      17,940
Proceeds from maturities & paydowns of HTM securities ........     17,344       8,955
Purchase of AFS securities ...................................    (19,393)    (33,040)
Purchase of HTM securities ...................................    (21,752)     (7,660)
Proceeds from sale of AFS securities .........................      9,866       2,973
Net (increase) decrease in loans .............................     (6,041)      1,218
Proceeds from sale of OREO ...................................         --         100
Purchase of office property and equipment ....................       (520)     (1,552)
                                                                 --------    --------
NET CASH USED IN INVESTING ACTIVITIES ........................     (1,134)    (11,066)
                                                                 --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits .....................................    (12,700)     (5,006)
Increase in Federal funds purchased ..........................      1,968          --
Decrease in lease obligations ................................         (3)         (3)
Increase in FHLB advances ....................................         --      10,000
Proceeds from exercise of options ............................         87          --
Dividends paid ...............................................       (452)       (440)
Purchase of Treasury stock ...................................       (973)         --
                                                                 --------    --------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES .............    (12,073)      4,551
                                                                 --------    --------
NET CHANGE IN CASH AND CASH EQUIVALENTS ......................     (9,746)     (8,402)
Cash and Cash Equivalents at Beginning of Period .............     18,628      27,352
                                                                 --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................   $  8,882    $ 18,950
                                                                 ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest .....................................................   $  5,165    $  7,249
Taxes ........................................................        438         250
                                                                 ========    ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:
Change in unrealized losses on securities-AFS ................   $    189    $  1,299
Change in deferred taxes due to change in unrealized losses
     on AFS securities .......................................        (60)       (450)
                                                                  ========    ========
See accompanying notes to consolidated financial statements.

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1:   BASIS OF PRESENTATION AND RESTATEMENT

     The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, Downingtown National Bank (the "Bank"), have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior period amounts not affecting net income are reclassified when necessary to conform with current period classifications. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2001.

NOTE 2: EARNINGS PER SHARE (EPS)

     Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur from the conversion of common stock equivalents (i.e., stock options) and is computed using the treasury stock method. For the three and six months ended June 30, 2002, 173,824 and 175,821 stock options were not included because such options were antidilutive. For the three and six months ended June 30, 2001, 202,677 and 197,677 stock options were not included because such options were antidilutive. These shares may be dilutive in the future. Earnings per share, dividends per share and weighted average shares outstanding have been adjusted to reflect the effects of the 5% stock dividend paid in December 2001. Net income and the weighted average number of shares outstanding for basic and diluted EPS for the three and six months ended June 30, 2002 and 2001 are reconciled as follows:

(In thousands, except per share amounts)

                                                      Three months ended                 Three months ended
                                                         June 30, 2002                    June 30, 2001
                                                --------------------------------   ------------------------------
                                                  Income     Shares     Amount       Income     Shares    Amount
                                                ----------   ------   ----------   -----------  ------   --------
Basic EPS:
Income available to common stockholders ......   $     738    1,736   $    0.43     $      608   1,776   $   0.34
Effect of dilutive common stock equivalents-
     stock options ...........................          --       49       (0.02)            --      16         --
                                                 ---------   ------   ----------   -----------  ------  ---------
Diluted EPS ..................................   $     738    1,785   $    0.41     $      608   1,792   $   0.34
                                                 =========   ======   ==========   ===========  ======   ========

                                                       Six months ended                 Six months ended
                                                         June 30, 2002                  June 30, 2001
                                                --------------------------------   ------------------------------
                                                  Income     Shares     Amount       Income     Shares   Amount
                                                ----------   ------   ----------   -----------  ------   --------
Basic EPS:
Income available to common stockholders ......   $   1,346    1,745   $    0.77     $    1,213   1,776   $   0.68
Effect of dilutive common stock equivalents-
      stock options ..........................          --       47       (0.02)            --      20         --
                                                    ------   ------   ----------   -----------  ------   --------
Diluted EPS ..................................   $   1,346    1,792   $    0.75     $    1,213   1,796   $   0.68
                                                 =========   ======   ==========   ===========  ======   ========

NOTE 3:   COMPREHENSIVE INCOME

     Comprehensive income includes all changes in stockholders' equity during the period, except those resulting from investments by owners and distributions to owners. Comprehensive income for all periods consisted of net income and other comprehensive income (loss) relating to the change in unrealized gains (losses) on investment securities available for sale, as shown in the following table:

(Dollars in thousands)                                   For three months          For six months
                                                          ended June 30             ended June 30
                                                         ----------------         ---------------
                                                           2002      2001           2002     2001
                                                           ----      ----           ----     ----
COMPREHENSIVE INCOME:
Net Income ...........................................   $  738    $  608         $1,346   $1,213
Other comprehensive income (loss), net of tax,
  relating to unrealized gains (losses) on investments      749        66            129      895
                                                         ------    ------         ------   ------
Total comprehensive income ...........................   $1,487    $  674         $1,475   $2,108
                                                         ======    ======         ======   ======

NOTE 4:   CAPITAL PREFERRED SECURITIES

     On July 20, 2001, DNB's subsidiary DNB Capital Trust I (the "Trust"), a Delaware business trust in which DNB owns all of the common equity, issued $5.0 million of floating rate (6 month Libor plus 3.75%) capital preferred securities to a qualified institutional buyer. The proceeds of which were used by the Trust, along with DNB's capital contribution, to purchase $5.2 million principal amount of DNB's floating rate junior subordinated debentures (the "debentures"). The debentures are the sole asset of the Trust. DNB's obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by DNB of the Trust's obligation under the preferred securities. The preferred securities are redeemable by DNB on or after July 25, 2006, or earlier in the event of certain adverse tax or bank regulatory developments. The preferred securities must be redeemed upon maturity of the debentures on July 25, 2031.

NOTE 5:   RECENT ACCOUNTING PRONOUNCEMENTS

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

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligation. ("SFAS No. 143"). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, and it applies to all entities. It is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged. DNB expects that there will be no impact of this statement on its financial condition, equity, results of operations or disclosures when adopted.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However, the Statement retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This Statement supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners) or is classified as held for sale. This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a temporarily controlled subsidiary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with earlier application encouraged. SFAS 144 was adopted by DNB on January 1, 2002. There was no impact of this statement on DNB's financial condition, equity, results of operations or disclosures.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 145). This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, along with rescinding FASB Statement No. 44, Accounting for
Intangible Assets of Motor Carriers and amending FASB Statement No. 13, Accounting for Leases. This Statement (1) eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, (2) eliminates the extraordinary item treatment of reporting gains and losses from extinguishment of debt, and (3) makes certain other technical corrections.

     The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. Early application of this Statement is encouraged. DNB expects that there will be no impact of this statement on its financial condition, equity, results of operations or disclosures when adopted.

     In June 2002, the FASB issued SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. DNB expects that there will be no impact of this statement on its financial condition, equity, results of operations or disclosures when adopted.

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

BUSINESS STRATEGY

     DNB's defined business strategy, "Building our future," identifies as one of its key goals the ability to deliver more consistent, higher-quality customer service in order to become the bank of choice in Chester County, Pennsylvania. In this connection, one of DNB's key strategic objectives is to reduce our reliance on net interest income. In addition, DNB is committed to growing DNB's commercial and small business lending. A third key objective is to continue investing in and supporting business lines such as DNB Advisors (trust and wealth management services), DNB Financial Services (securities and insurance products and services) and DNB Leasing.

CRITICAL ACCOUNTING POLICIES

     The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

     In management's opinion, the most critical accounting policies impacting DNB's consolidated financial statements are:

          1. Evaluation of the allowance for loan losses. The loan loss allowance policy involves significant judgments and assumptions by management which may have a material impact on the carrying value of net loans and, potentially, on the net income recognized by DNB from period to period. For a description of DNB's accounting policies in connection with its allowance for loan losses, see, "Provision for Loan Losses," below.

          2. Accrual and recognition of interest on loans. These policies involve significant judgments and assumptions by management, which may have a material impact on the interest income recognized by DNB from period to period. For a description of DNB's accounting policies in connection with accrual and recognition of interest on loans, see, "Asset Quality," below.

          3. Realization of Deferred income tax items. Various deferred tax assets and deferred tax liabilities make up the asset category titled, "deferred income taxes." These amounts involve significant judgments and assumptions by management concerning DNB's ability to realize certain items, which may have a material impact on the carrying value of net deferred tax assets for financial reporting purposes. For a more detailed description of these items and estimates, see Note 11 (Federal Income Taxes) to DNB's audited consolidated financial statements for the fiscal year ended December 31, 2001 (the "Annual Financial Statements"), incorporated in DNB's 10-K for the year ended December 31, 2001.

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

FINANCIAL CONDITION

     DNB's total assets were $378.5 million at June 30, 2002 compared to $389.4 million at December 31, 2001. Investment securities (AFS and HTM) decreased $5.7 million or 3.4% to $163.0 million at June 30, 2002. Significant decreases in US Agency mortgage backed securities and CMO's resulted as lowered interest rates spurred paydowns of approximately $30.6 million. In addition, investment maturities and sales totaled $15.0 million. Cashflows from these transactions were used to purchase $36.2 million in US Agency MBS's & CMO's and $5.0 million in trust preferred securities as well as fund net loan growth of $6.0 million or 3.3%. Net loans were $187.3 million, compared to $181.2 million at December 31, 2001. There were no Federal funds sold at June 30, 2002, compared to $7.2 million at December 31, 2001.

     Deposits and other borrowings at June 30, 2002 totaled $351.4 million, down $10.7 million or 3.0% from $362.1 million at December 31, 2001. Time deposits were down $18.8 million and money market accounts decreased $3.5 million. Savings, non-interest-bearing and NOW accounts increased $4.8 million, $2.7 million and $2.2 million, respectively, reflecting customer preferences for short-term deposits in this low interest rate environment. Federal funds purchased were $2.0 million at June 30, 2002.

     At June 30, 2002, stockholders' equity was $25.4 million or $14.65 per share, compared to $25.3 million or $14.04 per share at December 31, 2001. The modest increase in stockholders' equity was the result of net income of $1.3 million for the six months ended June 30, 2002, offset by the purchase of 46,000 shares of treasury stock ($973,000) as well as dividends paid of approximately $452,000 or $.26 per share.

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

     On a tax-equivalent basis, net interest income increased $476,000 or 16.6% to $3.3 million for the three month period ended June 30, 2002, compared to the same period in 2001. As shown in the following tables, the increase in net interest income was largely attributable to volume changes, as average interest-earning assets rose $15.7 million, compared to average interest-bearing liabilities which rose $8.3 million. The net effect added approximately $409,000 to net interest income. In addition, rate changes caused by deposit yields dropping more quickly than the yields on earning assets added approximately $67,000 to net interest income for the period.

     On a tax-equivalent basis, net interest income increased $758,000 or 13.4% to $6.4 million for the six month period ending June 30, 2002 compared to the same period in 2001. The increase was attributable to the effects of rate changes as interest-bearing deposits repriced more quickly than interest-earning assets. The effects of these rate changes added approximately $636,000 to net interest income for the period. Volume changes resulted in a $122,000 benefit to net interest income as average interest-earning assets rose $19.5 million compared to average interest-bearing liabilities which rose $14.0 million.

     The following tables set forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three and six months ended June 30, 2002 compared to the same periods in 2001 (tax-exempt yields and yields on agency-preferred stock that have a 70% dividend received deduction have been adjusted to a tax equivalent basis using a 34% tax rate). For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (i) changes in rate (change in rate multiplied by old volume) and (ii) changes in volume (change in volume multiplied by old rate). The net change attributable to the combined impact of rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

(Dollars in thousands)
                                              Three Months Ended June 30, 2002
                                                       Compared to 2001
                                             -----------------------------------
Increase (Decrease) Due to                     Rate       Volume         Total
                                             --------   ----------    ----------
Interest-earning assets:
Loans ....................................   $  (217)   $    (124)   $     (341)
Investment securities
     Taxable .............................      (474)         357          (117)
     Tax-exempt ..........................        (1)           7             6
     Tax-preferred equity securities .....       (10)          16             6
Federal funds sold .......................      (360)         227          (133)
                                             --------   ----------    ----------
     Total ...............................   $(1,062)   $     483    $     (579)
                                             --------   ----------    ----------
Interest-bearing liabilities:
Federal funds purchased ..................   $    --    $       3    $        3
Savings, NOW and money market deposits ...      (655)          85          (570)
Time deposits ............................      (448)        (270)         (718)
FHLB advances ............................       (26)         183           157
Junior subordinated debentures ...........      --             73            73
                                             --------   ----------   -----------
Total ....................................    (1,129)          74        (1,055)
                                             --------   ----------   -----------
Net Interest Income ......................   $    67    $     409    $      476
                                             ========   ==========   ===========

                                                Six Months Ended June 30, 2002
                                                       Compared to 2001
                                             -----------------------------------
Increase (Decrease) Due to                     Rate       Volume         Total
                                             --------   ----------    ----------
Interest-earning assets:
Loans .......................................$  (501)   $    (306)   $     (807)
Investment securities
     Taxable ................................ (1,035)         791          (244)
     Tax-exempt .............................    (17)          16            (1)
     Tax-preferred equity securities ........    (80)          70           (10)
Federal funds sold ..........................   (152)        (146)         (298)
                                             --------   ----------    ----------
     Total ..................................$(1,785)   $     425    $   (1,360)
                                             --------   ----------    ----------


Interest-bearing liabilities:
Federal funds purchased .....................$    --    $       3    $         3
Savings, NOW and money market deposits ...... (1,456)         204        (1,252)
Time deposits ...............................   (913)        (456)       (1,369)
FHLB advances ...............................    (52)         400           348
Junior subordinated debentures ..............     --          152           152
                                             --------     --------   ===========
     Total .................................. (2,421)         303        (2,118)
                                             --------     --------   ===========
Net Interest Income .........................$   636    $     122    $      758
                                             ========   ==========   ===========

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

     In determining the allowance, DNB utilizes a methodology which includes an analysis of historical loss experience for the commercial real estate, commercial, residential real estate, home equity and consumer installment loan pools to determine a historical loss factor. The historical loss factors are then applied to the current portfolio balances to determine the required reserve percentage for each loan pool based on risk rating. In addition, specific allocations are established for loans where loss is probable and reasonably identifiable, based on management's judgment and an evaluation of the individual credit, which includes various factors mentioned above. The allocated portion of the reserve is then determined as a result of an analysis of the loan pools and specific allocations.

     In establishing and reviewing the allowance for adequacy, emphasis has been placed on utilizing the methodology prescribed in the OCC's Handbook (which utilizes BC 201 qualitative risk factors). As a result, management has taken into consideration factors and variables which may influence the risk of loss within the loan portfolio, including: (i) trends in delinquency and nonaccrual loans; (ii) changes in the nature and volume of the loan portfolio; (iii) effects of any changes in lending policies; (iv) experience, ability, and depth of management/quality of loan review; (v) national and local economic trends and conditions; (vi) concentrations of credit; and (vii) effect of external factors on estimated credit losses. The unallocated portion of the allowance is intended to provide for probable losses that are not otherwise identifiable using the BC201 risk factors such as (i) the effect of expansion into new markets or lines of business that are not as familiar as DNB's current market or business lines;
(ii) the risk that the information we receive from our borrowers is inaccurate or misleading and (iii) the non-qualifiable impact that a terrorist action or threat of action may have on a particular industry.

     There were no provisions made during the three and six months ended June 30, 2002, since management determined the allowance for loan losses was adequate based on its analysis and the level of net charge-offs/recoveries compared to the total allowance. Net loan charge-offs were $15,000 for the six months ended June 30, 2002, compared to $108,000 for the year ended December 31, 2001 and $51,000 for the six months ended June 30, 2001. The percentage of net charge-offs to total average loans was .01%, .06% and .03% for the same respective periods. Another measure of the adequacy of the allowance is the coverage ratio of the allowance to non-performing loans, which was 167.7% at June 30, 2002, compared to 149.8% at December 31, 2001. DNB'S coverage ratio is high relative to peers. However, its level of delinquencies and non-performing assets, although down significantly in the last few years, still remains well above peer averages. In addition, the ratio of non-performing loans to total loans was 1.49% at June 30, 2002, compared to 1.72% at December 31, 2001.

     The following table summarizes the changes in the allowance for loan losses for the periods indicated. Real estate includes both residential and commercial real estate.

(Dollars in thousands)
                                                  6 Months     Year    6 Months
                                                    Ended     Ended      Ended
                                                   6/30/02   12/31/01   6/30/01
                                                  --------   --------  --------

Beginning balance ............................... $ 4,809    $ 4,917    $ 4,917
Provisions ......................................      --         --         --
Loans charged off:
       Real estate ..............................      --       (209)      (108)
       Commercial ...............................      --        (66)       (10)
       Consumer .................................     (42)        (9)       (31)
                                                  -------    -------    -------
           Total charged off ....................     (42)      (284)      (149)
Recoveries:
       Real estate ..............................      10        132         77
       Commercial ...............................      11         36          9
       Consumer .................................       6          8         12
                                                  -------    -------    -------
           Total recoveries .....................      27        176         98
                                                  -------    -------    -------
Net charge-offs .................................     (15)      (108)       (51)
                                                  -------    -------    -------
Ending balance .................................. $ 4,794    $ 4,809    $ 4,866
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

     For the three and six month periods ended June 30, 2002, non-interest income was $625,000 and $1.2 million, respectively, compared to $526,000 and $984,000 for the same periods in 2001. Income from DNB Advisors rose $15,000 to $97,000 and $36,000 to $198,000 for the three and six month periods, respectively. Income from the cash surrender value of the bank owned life insurance rose $11,000 to $49,000 and $40,000 to $98,000 for the three and six month periods, respectively. In addition, increased gains from sales of investments of $43,000 were reflected in the three and six months periods ending June 30, 2002.

     Other non-interest income increased $27,000 and $72,000 to $157,000 and $327,000 for the three and six month periods ended June 30, 2002, respectively. The increase in other income for the three and six month periods reflected higher cash management fees, safe deposit box fees, and commissions on MAC/Visa debit card products.

NON-INTEREST EXPENSE

     Non-interest expense includes salaries & employee benefits, furniture & equipment, occupancy, professional & consulting fees as well as printing & supplies, marketing and other less significant expense items.

     Non-interest expenses increased $460,000 to $2.9 million and $1.0 million to $5.7 million for the three and six month periods ended June 30, 2002, compared to the same periods ended June 30, 2001. The increase during the three and six month periods was due to increases in a majority of the expense categories, as discussed below.

     Salaries & employee benefits increased $237,000 or 17.7% to $1.6 million and $456,000 or 17.2% to $3.1 million for the three and six months ended June
30, 2002, compared to $1.3 million and $2.6 million for the same periods in 2001. The increase in this category reflects an increase in full-time equivalent employees, merit increases as well as the creation of new positions associated with staffing of a new full service branch in Exton, PA in the third quarter of 2001, the establishment of a Leasing department during the second half of 2001, as well as expansion of the Commercial lending department and DNB Advisors.

     Furniture & equipment and occupancy expense increased $71,000 or 28.2% to $323,000 and $155,000 or 31.6% to $645,000, respectively, for the three and six months ended June 30, 2002, compared to $252,000 and $490,000 for the same periods in 2001. The increase for the three and six month periods in these categories reflects the added costs incurred for the new office as well as higher costs for repairs and maintenance of all facilities.

     Occupancy expense increased approximately $35,000 or 21.7% to $196,000 and $75,000 or 23.2% to $398,000 for the three and six months ended June 30, 2002, compared to $161,000 and $323,000 for the same periods in 2001. The increase was due to higher levels of depreciation, rental and utility expenses due to the added costs incurred for the new office.

     Marketing expense increased $53,000 or 73.6% to $125,000 and $63,000 or 48.8% to $192,000 for the three and six months ended June 30, 2002, respectively, compared to $72,000 and $129,000 for the same periods in 2001. This increase was primarily the result of a marketing initiative to promote DNB's commercial loan products and services.

     Professional & consulting expense decreased $40,000 or 21.5% to $146,000 for the three month period ended June 30, 2002, compared to $186,000 for the same period in 2001. The decrease was due to large one-time legal fees incurred in 2001. Professional & consulting expense increased $40,000 or 14.7% to $312,000 for the six month period ended June 30, 2002, compared to $272,000 for the same period in 2001. The increase was due to expenses incurred for Bank-wide training, as well as consulting services for various areas of the Bank.

     Printing & supplies expense increased $47,000 or 85.5% to $102,000 and $76,000 or 73.8% to $179,000 for the three and six month periods ended June 30, 2002, respectively, compared to $55,000 and $103,000 for the same periods in 2001. The increased cost is primarily due to higher printing costs for DNB's annual report as well as expenditures to improve DNB's central filing system.

     Other expenses include such items as postage, PA shares tax, insurance, ATM charges, OREO expense, satisfaction fees, appraisal fees, telephone & fax, and other miscellaneous expenses. Other expenses increased $57,000 or 14.8% to $441,000 and $151,000 or 20.8% to $878,000 for the three and six months ended June 30, 2002 compared to $384,000 and $727,000 for the same periods in 2001. This was due to miscellaneous costs associated with the new branch in addition to higher postage costs due to higher volumes of accounts.

INCOME TAXES

     Income tax expense was $215,000 and $358,000 for the three and six months ended June 30, 2002, respectively, compared to $233,000 and $495,000 for the same periods in 2001. The effective tax rate was 23% for the three month period and 21% for the six month period ending June 30, 2002 compared to 28% and 29% for the same respective periods ending June 30, 2001. The rates used for income taxes for both periods were less than the statutory rate primarily due to the effect of increasing amounts of tax exempt interest & dividend income, tax credits recognized on a low-income housing limited partnership and DNB's ownership of bank-owned life insurance investments.

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

(Dollars in thousands)                             June 30   Dec. 31     June 30
                                                     2002      2001        2001
                                                   ------     ------     -------
Nonaccrual Loans:
     Residential mortgage ......................   $  214     $  224     $  130
     Commercial mortgage .......................      193        567        158
     Commercial ................................    1,655      1,964        615
     Consumer ..................................      248        301        290
                                                   ------     ------     ------
Total nonaccrual loans .........................    2,310      3,056      1,193

Loans 90 days past due and still accruing ......      549        155        594
Troubled debt restructurings ...................       --         --         40
                                                   ------     ------     ------
Total non-performing loans .....................    2,859      3,211      1,827
Other real estate owned ........................       --         --         83
                                                   ------     ------     ------
Total non-performing assets ....................   $2,859     $3,211     $1,910
                                                   ======     ======     ======

     The following table sets forth the DNB's asset quality and allowance coverage ratios at the dates indicated:
                                                   June 30   Dec. 31     June 30
                                                     2002      2001        2001
                                                   -------   -------     ------

Non-performing Loans/Total Loans .................    1.5%       1.7%       1.0%
Non-performing Assets/Total Assets ...............    0.8        0.8        0.5
Allowance for Loan Losses/Total Loans ............    2.5        2.6        2.6
Allowance for Loan Losses/Total Loans and OREO ...    2.5        2.6        2.6
Allowance for Loan Losses/Non-performing Assets ..  167.7      149.8      254.8
Allowance for Loan Losses/Non-performing Loans ...  167.7      149.8      266.3

     If interest income had been recorded on nonaccrual loans and trouble debt restructurings, interest would have been increased as shown in the following table:

                                                   6 Months      Year   6 Months
                                                     Ended      Ended    Ended
(Dollars in thousands)                              6/30/02   12/31/01  6/30/01
                                                   --------   --------  -------

Interest income which would have been recorded
       under original terms .....................  $     82   $    220   $   47
Interest income recorded during the period ......       (46)      (111)      (1)
                                                   --------   --------  --------
Net impact on interest income ...................  $     36   $    109   $   46
                                                   ========   ========  ========

     At June 30, 2002 and December 31, 2001, DNB had impaired loans with a total recorded investment of $932,000 and $1,194,000, respectively, and an average recorded investment of $1,251,000 for the six month period ended June 30, 2002 and $1,121,000 for the year ended December 31, 2001. As of June 30, 2002 and December 31, 2001, there was no related allowance for credit losses necessary for these impaired loans. Total cash collected on impaired loans was credited to the outstanding principal balance in the amount of $20,518 for the six months ended June 30, 2002 and $2,929 for the year ended December 31, 2001. No interest income was recorded on such loans.

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

     At June 30, 2002 DNB has $17.3 million in commitments to fund commercial real estate, construction and land development. In addition, DNB had commitments to fund $4.6 million in home equity lines of credit and $13.4 million in other unused commitments. Management anticipates the majority of these commitments will be funded by means of normal cash flows. In addition, $42.4 million of time deposits at DNB are scheduled to mature during the six months ending December 31, 2002. Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by cash flow from loans and investments.

     On July 25, 2001, DNB authorized the buyback of up to 175,000 shares of its Common Stock over an indefinite period. The buyback, if fully completed, would reduce the number of outstanding shares by approximately 10%. The repurchases are to be conducted through open market or privately negotiated transactions. Shares purchased in the program are held as treasury stock. During the period ending June 30, 2002, DNB repurchased 46,141 shares of its Common Stock pursuant to the program at a total cost of $973,000.

     Stockholders' equity increased to $25.4 million at June 30, 2002 as a result of year-to-date profit reported for the six months then ended ($1.3 million), an increase in market value of available for sale investments, net of tax ($129,000), partially offset by the purchase of treasury stock ($973,000) and dividends paid ($452,000). The Bank's common equity position at June 30, 2002 exceeds the regulatory required minimums. The following table summarizes data and ratios pertaining to the Bank's capital structure.

                                                                                                To Be Well
                                                                                             Capitalized Under
                                                                          For Capital        Prompt Corrective
                                                       Actual          Adequacy Purposes     Action Provisions
                                                 -------------------   ------------------   -------------------
(Dollars in thousands)                            Amount       Ratio    Amount      Ratio    Amount       Ratio
                                                 -------      ------   -------     ------   ------        -----
DNB Financial Corporation As of June 30, 2002:
   Total risk-based capital ..................   $33,467      13.27%   $20,179      8.00%   $25,223      10.00%
   Tier 1 capital ............................    30,294      12.01     10,089      4.00     15,134       6.00
   Tier 1 (leverage) capital .................    30,294       8.04     15,074      4.00     18,842       5.00

Downingtown National Bank
As of June 30, 2002:
   Total risk-based capital ..................   $29,940      11.88%    20,166      8.00%   $25,208      10.00%
   Tier 1 capital ............................    26,769      10.62     10,083      4.00     15,125       6.00
   Tier 1 (leverage) capital .................    26,769       7.15     14,972      4.00     18,715       5.00


     In addition, the Federal Reserve Bank (the "FRB") leverage ratio rules require bank holding companies to maintain a minimum level of "primary capital" to total assets of 5.5% and a minimum level of "total capital" to total assets of 6%. For this purpose, (i) "primary capital" includes, among other items, common stock, certain "perpetual debt instruments" such as eligible trust preferred securities, contingency and other capital reserves, and the allowance for loan losses, (ii) "total capital" includes, among other things, certain subordinated debt, and "total assets" is increased by the allowance for loan losses. DNB's primary capital ratio and its total capital ratio are both 8.4%, well in excess of FRB requirements.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes Modified Duration of Equity and Economic Value of Portfolio Equity ("EVPE") models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different if rates change. Results falling outside prescribed ranges require action by management. At June 30, 2002 and December 31, 2001, DNB's variance in the economic value of equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points is within its negative 3% guideline, as shown in the tables below.

(Dollars in thousands)
                                            June 30, 2002                    December 31, 2001
                                   --------------------------------     -----------------------------
Change in rates                      Flat       -200bp      +200bp        Flat       -200bp    +200bp
                                   -------     -------     --------     -------     -------   --------
Economic Value of
     Portfolio Equity ..........    29,540      22,583      26,922       29,379     $25,078   $24,237
         Change ................                (6,957)     (2,618)                 (4,301)   (5,142)
         Change as a % of assets                (1.84%)     (0.69%)                 (1.10%)   (1.32%)

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

RECENT DEVELOPMENTS

     During the latter part of 2001, the US economy slipped into a recession which continues to affect Pennsylvania's and the Chester County's economy. Many economists anticipate a gradual improvement in the economy during the second half of 2002. The slow economy has affected DNB's ability to generate new loans as potential borrowers are waiting for clearer signs that the economy has rebounded.

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

                 Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

                Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  At the Corporation's Annual Meeting held April 30, 2002, the stockholders voted as follows:

         A.  Election of Class "C" Directors:  Thomas R. Greenleaf

                              For:  1,290,681                  Withheld:  40,394
                                               Louis N. Teti

                              For:   1,290,564                 Withheld:  40,511

                                               James H. Thornton

                              For:   1,290,564                 Withheld:  40,511


         B. The motion to ratify the appointment of KPMG LLP as the independent auditors for the fiscal year ending December 31, 2002 was voted on as follows:

                    For:   1,302,744      Against:  22,933       Abstain:  5,398

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

                                                       DNB FINANCIAL CORPORATION
                                                               (Registrant)



DATE:  August 14, 2002                             /S/ Henry F. Thorne
                                                   -----------------------------
                                                   Henry F. Thorne, President
                                                   and Chief Executive Officer



DATE:  August 14, 2002                             /S/ Bruce E. Moroney
                                                   ----------------------------
                                                   Bruce E. Moroney
                                                   Chief Financial Officer