Form 10-Q
period 2002-09-30
DNB FINANCIAL CORP /PA/
filed 2002-11-14
CIK 713671

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934.
        For the quarterly period ended:  September 30, 2002 or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

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

                    [X] Yes                    [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock ($1.00 Par Value)                                1,735,210
             (Class)                                   (Shares Outstanding as of
                                                            November 14, 2002)
--------------------------------------------------------------------------------

                   DNB FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX

PART  I - FINANCIAL INFORMATION                                         PAGE NO.

ITEM 1.       FINANCIAL STATEMENTS (Unaudited):

     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
     September 30, 2002 and December 31, 2001                                  3

     CONSOLIDATED STATEMENTS OF OPERATIONS
     Three Months Ended September 30, 2002 and 2001                            4

     CONSOLIDATED STATEMENTS OF OPERATIONS
     Nine Months Ended September 30, 2002 and 2001                             5

     CONSOLIDATED STATEMENTS OF CASH FLOWS
     Nine Months Ended September 30, 2002 and 2001                             6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     September 30, 2002 and December 31, 2001                                  7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   11

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK                                               23

ITEM 4.       CONTROLS AND PROCEDURES                                         24

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS                                               25

ITEM 2.       CHANGE IN SECURITIES                                            25

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                                 25

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF                              25
              SECURITY HOLDERS

ITEM 5.       OTHER INFORMATION                                               25

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                25

SIGNATURES                                                                    26

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER                                  27

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER                                  28


ITEM 1 - FINANCIAL STATEMENTS (Unaudited)
----------------------------------------

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data)                         September 30,  December 31,
                                                                       2002         2001
-------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks ..........................................   $  12,683    $  11,466
Federal funds sold ...............................................      14,191        7,162
                                                                     ---------    ---------
Total cash and cash equivalents ..................................      26,874       18,628
                                                                     ---------    ---------
Investment securities available for sale, at market value ........     120,544      135,619
Investment securities held to maturity (market value $29,558
   in 2002 and $33,618 in 2001) ..................................      29,082       33,089
Loans, net of unearned income ....................................     193,503      186,050
Allowance for loan losses ........................................      (4,776)      (4,809)
                                                                     ---------    ---------
Net loans ........................................................     188,727      181,241
                                                                     ---------    ---------
Office property and equipment, net ...............................       7,946        7,701
Accrued interest receivable ......................................       1,630        2,230
Bank owned life insurance ........................................       5,345        5,203
Deferred income taxes ............................................       1,039        1,213
Other assets .....................................................       3,333        4,480
                                                                     ---------    ---------
TOTAL ASSETS .....................................................   $ 384,520    $ 389,404
                                                                     =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Non-interest-bearing deposits ....................................   $  45,490    $  40,355
Interest-bearing deposits:
   NOW accounts ..................................................      48,432       46,346
   Money market ..................................................      62,783       64,491
   Savings .......................................................      37,458       34,480
   Time ..........................................................      93,630      107,711
                                                                     ---------    ---------
Total deposits ...................................................     287,793      293,383
                                                                     ---------    ---------
Borrowings .......................................................      63,730       63,735
Junior subordinated debentures ...................................       5,000        5,000
                                                                     ---------    ---------
Total borrowings .................................................      68,730       68,735
                                                                     ---------    ---------
Accrued interest payable .........................................       1,096        1,455
Other liabilities ................................................         575          543
                                                                     ---------    ---------
TOTAL LIABILITIES ................................................     358,194      364,116
                                                                     ---------    ---------

STOCKHOLDERS' EQUITY
Preferred stock, $10.00 par value;
   1,000,000 shares authorized; none issued ......................          --           --
Common stock, $1.00 par value;
   10,000,000 shares authorized; 1,803,637 and 1,785,595
   issued, respectively ..........................................       1,804        1,786
Treasury stock, at cost (62,846 and 14,854 shares, respectively) .      (1,279)        (266)
Surplus ..........................................................      21,422       21,292
Retained earnings ................................................       4,633        3,235
Accumulated other comprehensive loss .............................        (254)        (759)
                                                                     ---------    ---------
TOTAL STOCKHOLDERS' EQUITY .......................................      26,326       25,288
                                                                     ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................   $ 384,520    $ 389,404
                                                                     =========    =========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                        Three Months Ended
(Dollars in thousands, except share amounts)                    September 30
                                                              2002         2001
                                                             ------       ------
INTEREST INCOME:
   Interest and fees on loans and leases ............   $    3,653   $    3,793
   Interest on taxable investment securities ........        1,528        1,952
   Interest on tax-free investment securities .......           47          126
   Interest on tax-preferred equity securities ......          158          153
   Interest on Federal funds sold ...................           44           69
                                                        ----------   ----------
TOTAL INTEREST INCOME ...............................        5,430        6,093
                                                        ----------   ----------
INTEREST EXPENSE:
   Interest on time deposits ........................          877        1,467
   Interest on NOW, money market and savings ........          464          833
   Interest on FHLB advances ........................          903          799
   Interest on Junior subordinated debentures .......           74           80
   Interest on Lease obligations ....................           25           25
   Interest on Federal funds purchased ..............            4            1
                                                        ----------   ----------
TOTAL INTEREST EXPENSE ..............................        2,347        3,205
                                                        ----------   ----------
Net interest income .................................        3,083        2,888
Provision for loan losses ...........................           --           --
                                                        ----------   ----------
Net interest income after provision for loan losses .        3,083        2,888
                                                        ----------   ----------
NON-INTEREST INCOME:
   Service charges ..................................          277          255
   DNB Advisors .....................................          124          107
   Gains on sales of investment securities ..........           96           43
   Increase in cash surrender value of BOLI .........           44           39
   Other ............................................          168          138
                                                        ----------   ----------
TOTAL NON-INTEREST INCOME ...........................          709          582
                                                        ----------   ----------
NON-INTEREST EXPENSE:
   Salaries and employee benefits ...................        1,552        1,386
   Furniture and equipment ..........................          335          300
   Occupancy ........................................          210          201
   Professional and consulting ......................          145          181
   Marketing ........................................          124           80
   Printing and supplies ............................           65           65
   Other ............................................          395          396
                                                        ----------   ----------
TOTAL NON-INTEREST EXPENSE ..........................        2,826        2,609
                                                        ----------   ----------

Income before income taxes ..........................          966          861
Income tax expense ..................................          236          249
                                                        ----------   ----------
NET INCOME ..........................................   $      730   $      612
                                                        ==========   ==========

COMMON SHARE DATA:
EARNINGS PER SHARE:
Basic ...............................................   $     0.42   $     0.34
Diluted .............................................         0.41         0.34

CASH DIVIDENDS PER SHARE ............................   $     0.13   $     0.12

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic ...............................................    1,738,217    1,775,850
Diluted .............................................    1,787,302    1,795,158
                                                        ==========    =========
 See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS                       Nine Months Ended
(Dollars in thousands, except share amounts)                  September 30
                                                              2002        2001
                                                             ------      ------
INTEREST INCOME:
   Interest and fees on loans and leases .............   $   10,696   $   11,644
   Interest on taxable investment securities .........        4,968        5,637
   Interest on tax-free investment securities ........          299          368
   Interest on tax-preferred equity securities .......          479          432
   Interest on Federal funds sold ....................           89          411
                                                         ----------   ----------
TOTAL INTEREST INCOME ................................       16,531       18,492
                                                         ----------   ----------

 INTEREST EXPENSE:
    Interest on time deposits ........................        2,829        4,789
    Interest on NOW, money market and savings ........        1,393        3,014
    Interest on FHLB advances ........................        2,678        2,227
    Interest on Junior subordinated debentures .......          227           80
    Interest on Lease obligations ....................           75           75
    Interest on Federal funds purchased ..............            7            2
                                                         ----------   ----------
TOTAL INTEREST EXPENSE ...............................        7,209       10,187
                                                         ----------   ----------
 Net interest income .................................        9,322        8,305
 Provision for loan losses ...........................           --           --
                                                         ----------   ----------
 Net interest income after provision for loan losses .        9,322        8,305
                                                         ----------   ----------

 NON-INTEREST INCOME:
    Service charges ..................................          781          738
    DNB Advisors .....................................          322          269
    Gains on sales of investment securities ..........          165           69
    Increase in cash surrender value of BOLI .........          142           97
    Other ............................................          472          392
                                                         ----------   ----------
 TOTAL NON-INTEREST INCOME ...........................        1,882        1,565
                                                         ----------   ----------
 NON-INTEREST EXPENSE:
    Salaries and employee benefits ...................        4,656        4,033
    Furniture and equipment ..........................          980          790
    Occupancy ........................................          608          525
    Professional and consulting ......................          457          454
    Marketing ........................................          316          209
    Printing and supplies ............................          244          167
    Other ............................................        1,273        1,123
                                                         ----------   ----------
 TOTAL NON-INTEREST EXPENSE ..........................        8,534        7,301
                                                         ----------   ----------

 Income before income taxes ..........................        2,670        2,569
 Income tax expense ..................................          594          744
                                                         ----------   ----------
  NET INCOME .........................................   $    2,076   $    1,825
                                                         ==========   ==========

 COMMON SHARE DATA:
 EARNINGS PER SHARE:
 Basic ...............................................   $     1.19   $     1.03
 Diluted .............................................         1.16         1.02

 CASH DIVIDENDS PER SHARE ............................   $     0.39   $     0.37

 WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
 Basic ...............................................    1,742,700    1,775,850
 Diluted .............................................    1,790,488    1,795,791
                                                         ==========   ==========
See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)                                     Nine Months Ended September 30
                                                                    2002        2001
                                                                  -------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..................................................   $  2,076    $  1,825
Adjustments to reconcile net income to net cash provided
   (used) by operating activities:
Depreciation and amortization ...............................      1,501         709
Gain on sale of investments .................................       (165)        (69)
Decrease in accrued interest receivable .....................        600         164
Increase in investment in BOLI ..............................       (142)     (3,078)
Decrease (increase) in other assets .........................      1,147        (300)
Increase in deferred taxes ..................................        (79)         --
Decrease in accrued interest payable ........................       (359)        (85)
Decrease in current taxes payables ..........................        (88)       (370)
Increase in other liabilities ...............................        120         425
                                                                --------    --------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES ............      4,611        (779)
                                                                --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities & paydowns of available for sale securities ......     33,514      23,761
Maturities & paydowns of held to maturity securities ........     25,685      14,424
Purchase of available for sale securities ...................    (43,224)    (70,979)
Purchase of held to maturity securities .....................    (21,902)     (7,910)
Proceeds from sale of available for sale securities .........     25,107       9,660
Net increase in loans .......................................     (7,485)       (567)
Proceeds from sale of OREO ..................................         --         100
Purchase of office property and equipment ...................       (922)     (2,065)
                                                                --------    --------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES ............     10,773     (33,576)
                                                                --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits .........................     (5,590)      2,691
Increase in FHLB advances ...................................         --      15,000
Proceeds from issuance of Junior subordinated debentures ....         --       5,000
Decrease in lease obligations ...............................         (5)         (4)
Purchase of treasury stock ..................................     (1,013)       (150)
Proceeds from exercise of stock options .....................        147          --
Dividends paid ..............................................       (677)       (660)
                                                                --------    --------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES ............     (7,138)     21,877
                                                                --------    --------
NET CHANGE IN CASH AND CASH EQUIVALENTS .....................      8,246     (12,478)
Cash and Cash Equivalents at Beginning of Period ............     18,628      27,352
                                                                --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................   $ 26,874    $ 14,874
                                                                ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest ....................................................   $  7,568    $ 10,272
Taxes .......................................................        686         750
                                                                ========    ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:
Change in unrealized losses on securities- available for sale   $    758    $    685
Change in deferred taxes due to change in unrealized losses
     on securities- available for sale ......................       (253)       (196)
                                                                ========    ========
See accompanying notes to consolidated financial statements.

                   DNB FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiaries, Downingtown National Bank (the "Bank") and DNB Capital Trust I (the "Trust"), have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2001.

NOTE 2:  EARNINGS PER SHARE (EPS)
         ------------------

     Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur from the conversion of common stock equivalents (i.e., stock options) and is computed using the treasury stock method. For the three and nine months ended September 30, 2002, 161,072 and 162,369 outstanding stock options were not included because such options were antidilutive. For the three and nine months ended September 30, 2001, 169,075 and 168,442 outstanding stock options were not included because such options were antidilutive. These shares may be dilutive in the future. Earnings per share, dividends per share and weighted average shares outstanding have been adjusted to reflect the effects of the 5% stock dividend paid in December 2001. Net income and the weighted average number of shares outstanding for basic and diluted EPS for the three and nine months ended September 30, 2002 and 2001 are reconciled as follows:

(In thousands, except per share amounts)

                                                         Three months ended             Three months ended
                                                         September 30, 2002             September 30, 2001
                                                     --------------------------    --------------------------
                                                       Income  Shares    Amount     Income   Shares    Amount
                                                      -------  ------   -------    -------   ------   -------
Basic EPS
Income available to common stockholders ...........   $   730   1,738   $ 0.42     $   612    1,776   $  0.34
Effect of dilutive common stock equivalents-
        stock options .............................        --      49    (0.01)        --        19        --
                                                      -------   -----   -------    -------    -----   -------
Diluted EPS .......................................   $   730   1,787   $ 0.41     $   612    1,795   $  0.34
                                                      =======   =====   =======    =======    =====   =======

                                                          Nine months ended             Nine months ended
                                                          September 30, 2002            September 30, 2001
                                                      -------------------------    --------------------------
                                                       Income  Shares    Amount     Income   Shares    Amount
                                                      -------  ------   -------    -------   ------   -------
Basic EPS
Income available to common stockholders ....          $ 2,076   1,743   $ 1.19     $ 1,825    1,776   $  1.03
Effect of dilutive common stock equivalents-
stock options ..............................               --      47    (0.03)        --        20     (0.01)
                                                      -------   -----   -------    -------    -----   -------
Diluted EPS ................................          $ 2,076   1,790   $ 1.16     $ 1,825    1,796   $  1.02
                                                      =======   =====   =======    =======    =====   =======

NOTE 3:   COMPREHENSIVE INCOME

     Comprehensive income includes all changes in stockholders' equity during the period, except those resulting from investments by owners and distributions to owners. Comprehensive income for all periods consisted of net income and other comprehensive income relating to the change in unrealized gains on investment securities available for sale, as shown in the following tables:

(Dollars in thousands)                          For three months        For nine months
                                                 ended Sept. 30         ended Sept. 30
                                                ----------------        ----------------
                                                 2002      2001           2002     2001
                                                ------    ------        -------   ------
COMPREHENSIVE INCOME:
Net Income ..................................   $  730    $  612        $ 2,076   $1,825
Other comprehensive income, net of tax,
  relating to unrealized gains on investments      376       313            505    1,208
                                                ------    ------        -------   ------
Total comprehensive income ..................   $1,106    $  925        $ 2,581   $3,033
                                                ======    ======        =======   ======

NOTE 4:   CAPITAL PREFERRED SECURITIES


     On July 20, 2001, DNB's subsidiary DNB Capital Trust I (the "Trust"), a Delaware business trust in which DNB owns all of the common equity, issued $5.0 million of floating rate (6 month Libor plus 3.75% to a cap of 12%) capital preferred securities ("TRuPS") to a qualified institutional buyer. The proceeds of these securities were used by the Trust, along with DNB's capital contribution, to purchase $5.2 million principal amount of DNB's floating rate junior subordinated debentures (the "debentures"). The debentures are the sole asset of the Trust. DNB's obligations under the TRuPS and related documents, taken together, constitute a full and unconditional guarantee by DNB of the Trust's obligation under the preferred securities. The preferred securities are redeemable by DNB on or after July 25, 2006, or earlier in the event of certain adverse tax or bank regulatory developments. The preferred securities must be redeemed upon maturity of the debentures on July 25, 2031.

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

     In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions (SFAS No. 147), which amends SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, and FASB Interpretation No.
9. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement No. 72 to recognize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends Statement No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement No. 144 requires for other long-lived assets that are held and used. With some exceptions, the requirements of Statement No. 147 are effective October 1, 2002. DNB expects that there will be no impact of this statement on DNB's financial condition, equity, results of operations or disclosures.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     In management's opinion, the most critical accounting policies impacting DNB's consolidated financial statements are:

          1. Determination of the allowance for loan losses. Loan loss allowance policies involves significant judgments and assumptions by management which may have a material impact on the carrying value of net loans and, potentially, on the net income recognized by DNB from period to period. For a description of DNB's accounting policies in connection with its allowance for loan losses, see, "Provision for Loan Losses," below.

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

FINANCIAL CONDITION

     DNB's total assets were $384.5 million at September 30, 2002 compared to $389.4 million at December 31, 2001. Investment securities (AFS and HTM) decreased $19.1 million or 11.3% to $149.6 million at September 30, 2002. Significant decreases in US Agency mortgage-backed securities and CMO's resulted as lowered interest rates spurred paydowns of approximately $44.3 million. In addition, investments that were called, matured or sold totaled $39.3 million. Cashflows from these transactions were used to purchase $44.5 million in US Agency MBS's & CMO's and $13.0 million in US Agency securities as well as fund net loan growth of $7.5 million or 4.1%. Net loans were $188.7 million, compared to $181.2 million at December 31, 2001. Federal funds sold at September 30, 2002 were $14.2 million, compared to $7.2 million at December 31, 2001.

     Deposits and other borrowings at September 30, 2002 totaled $356.5 million, down $5.6 million or 1.5% from $362.1 million at December 31, 2001. Time deposits were down $14.1 million and money market accounts decreased $1.7 million. Non-interest-bearing, savings and NOW accounts increased $5.1 million, $3.0 million and $2.1 million, respectively, reflecting customer preferences for short-term deposits in this low interest rate environment.

     At September 30, 2002, stockholders' equity was $26.3 million or $15.11 per share, compared to $25.3 million or $14.51 per share at December 31, 2001. The increase in stockholders' equity was the result of net income of $2.1 million for the nine months ended September 30, 2002, a $505,000 increase in the fair market value of available-for-sale securities, net of taxes, as well as a $147,000 increase due to proceeds from the exercise of stock options offset by the purchase of 48,000 shares of treasury stock ($1.0 million) and dividends paid of approximately $677,000 or $.39 per share.

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

     On a tax-equivalent basis, net interest income increased $162,000 or 5.4% to $3.2 million and $1.0 million or 11.7% to $9.6 million for the three and nine month periods ended September 30, 2002, compared to the same periods in 2001. As shown in the following tables, the increase in net interest income was largely attributable to rate changes, as interest-bearing deposits repriced more quickly than interest-earning assets. The effects of these rate changes added approximately $143,000 and $861,000, respectively, to net interest income for the periods. Volume changes resulted in an $19,000 and $149,000 benefit to net interest income for the respective periods. For the three and nine month periods ended September 30, 2002, average interest-earning assets rose $1.5 million and $11.1 million, respectively, compared to average interest-bearing liabilities which rose $0.9 million and $9.6 million, respectively.

     The following tables sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three and nine months ended September 30, 2002 compared to the same periods in 2001 (tax-exempt yields and yields on agency-preferred stock that have a 70% dividend received deduction have been adjusted to a tax equivalent basis using a 34% tax rate). For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (i) changes in rate (change in rate multiplied by old volume) and (ii) changes in volume (change in volume multiplied by old rate). The net change attributable to the combined impact of rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

(Dollars in Thousands)                                  Three Months Ended
                                                        September 30, 2002
                                                         Compared to 2001

Increase (Decrease) Due to                         Rate      Volume     Total
                                                 --------   --------   --------
Interest-earning assets:
Loans ....................................       $  (166)   $    26    $  (140)
Investment securities-taxable ............          (449)        25       (424)
Investment securities-tax exempt .........            (8)      (106)      (114)
Investment securities-tax preferred ......           (11)        18          7
Federal funds sold .......................           (46)        21        (25)
                                                 --------   --------   --------
     Total ...............................       $  (680)   $   (16)   $  (696)
                                                 --------   --------   --------

Interest-bearing liabilities:
Savings, NOW and money market deposits ...       $  (401)   $    32    $  (369)
Time deposits ............................          (373)      (217)      (590)
Federal funds purchased ..................            --          3          3
Junior subordinated debentures ...........           (24)        18         (6)
FHLB advances ............................           (25)       129        104
                                                 --------   --------   --------
     Total ...............................         (823)        (35)      (858)
                                                 --------   --------   --------
Net interest income/interest rate spread .       $   143    $    19    $   162
                                                 ========   ========   ========
(Dollars in Thousands)
                                                        Nine Months Ended
                                                        September 30, 2002
                                                         Compared to 2001

 Increase (Decrease) Due to                        Rate      Volume      Total
                                                 --------   --------    -------
Interest-earning assets:
Loans .........................................  $  (670)   $  (278)   $  (948)
Investment securities-taxable .................   (1,421)       752       (669)
Investment securities-tax exempt ..............        1        (94)       (93)
Investment securities-tax preferred ...........      (36)       100         64
Federal funds sold ............................     (200)      (122)      (322)
                                                 --------   --------    -------
     Total ....................................  $(2,326)   $   358    $(1,968)
                                                 --------   --------    -------

Interest-bearing liabilities:
Savings, NOW and money market deposits ........  $(1,743)   $   122    $(1,621)
Time deposits .................................   (1,285)      (675)    (1,960)
FHLB advances .................................      (95)       546        451
Trust preferred securities ....................      (64)       211        147
Federal funds purchased .......................       --          5          5
                                                 --------   --------    -------
     Total ....................................   (3,187)       209     (2,978)
                                                 --------   --------    -------
Net interest income/interest rate spread ......  $   861    $   149    $ 1,010
                                                 ========   ========    =======

Provision for Loan Losses

     To provide for known and inherent losses in the loan portfolio, DNB maintains an allowance for loan losses. Provisions for loan losses are charged against income to increase the allowance when necessary. Loan losses are charged directly against the allowance and recoveries on previously charged-off loans are added to the allowance. In establishing its allowance for loan losses, management considers the size and risk exposure of each segment of the loan portfolio, past loss experience, present indicators of risk such as delinquency rates, levels of nonaccruals, the potential for losses in future periods, and other relevant factors. Management's evaluation of the loan portfolio generally includes reviews, on a sample basis, of individual borrowers regardless of size and reviews of problem borrowers of $100,000 or greater. Consideration is also given to examinations performed by regulatory agencies, primarily the Office of the Comptroller of the Currency ("OCC").

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

     There were no provisions made during the nine months ended September 30, 2002 based on managements analysis of the loan portfolio and the level of net charge-offs compared to the total allowance. Net loan charge-offs were $33,000 for the nine months ended September 30, 2002, compared to net loan charge-offs of $108,000 for the year ended December 31, 2001 and net loan charge-offs of $7,000 for the nine months ended September 30, 2001. The percentage of net charge-offs to total average loans was .02%, .06% and .004% for the same respective periods. Another measure of the allowance is the coverage ratio of the allowance to non-performing loans, which was 176.4% at September 30, 2002. DNB'S coverage ratio is high relative to peers. However, its level of delinquencies and non-performing assets, although down significantly in the last few years, still remains above peer averages. In addition, the ratio of non-performing loans to total loans was 1.39% at September 30, 2002.

     The following table summarizes the changes in the allowance for loan losses for the periods indicated. Real estate includes both residential and commercial real estate.

                                                  9 Months     Year     9 Months
                                                    Ended     Ended       Ended
(Dollars in Thousands)                             9/30/02   12/31/01    9/30/01
                                                   -------   --------   --------

Beginning balance .............................   $ 4,809    $ 4,917    $ 4,917
Provisions ....................................        --         --         --
Loans charged off:
       Real estate ............................        --       (209)      (113)
       Commercial .............................        --        (66)       (10)
       Consumer ...............................       (72)        (9)       (46)
                                                   -------    -------    -------
           Total charged off ..................       (72)      (284)      (169)

Recoveries:
       Real estate ............................        15        132        126
       Commercial .............................        15         36         23
       Consumer ...............................         9          8         13
                                                   -------    -------    -------
           Total recoveries ...................        39        176        162
                                                   -------    -------    -------
Net charge-offs ...............................       (33)      (108)        (7)
                                                   -------    -------    -------
Ending balance ................................   $ 4,776    $ 4,809    $ 4,910
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

     For the three and nine month periods ended September 30, 2002, non-interest income was $709,000 and $1.9 million, respectively, compared to $582,000 and $1.6 million for the same periods in 2001. Service charges increased $22,000 and $43,000, to $277,000 and $781,000 for the three and nine month periods ended September 30, 2002, compared with the same periods in 2001. Much of the increase in this category came from non-sufficient funds ("NSF") fees, which rose $13,000 and $21,000, respectively, due to an increase in the volume of accounts as well as a concerted effort by management to reduce the waived fee percentage on deposit account overdrafts. Business analysis fees also contributed with increases of $6,000 and $21,000 for the three and nine month periods ended September 30, 2002, compared with the same periods in 2001.

     Income from DNB Advisors rose $17,000 to $124,000 and $53,000 to $322,000 for the three and nine month periods, respectively. Gains from sales of investments rose $53,000 to $96,000 and $96,000 to $165,000 for the three and nine month periods, respectively. In addition, increases in income from the cash surrender value of the bank owned life insurance of $5,000 and $46,000 were reflected in the three and nine months periods ending September 30, 2002, respectively.

     Other non-interest income increased $30,000 and $79,000 to $168,000 and $471,000 for the three and nine month periods ended September 30, 2002, respectively. The increase in other income for the three and nine month periods reflected higher commissions on MAC/Visa debit card products, cash management fees and safe deposit box fees.


NON-INTEREST EXPENSE

     Non-interest expense includes salaries & employee benefits, furniture & equipment, occupancy, professional & consulting fees as well as printing & supplies, marketing and other less significant expense items.

     Non-interest expenses increased $217,000 to $2.8 million and $1.2 million to $8.5 million for the three and nine month periods ended September 30, 2002, compared to the same periods in 2001. The increase during the three and nine month periods was due to increases in a majority of the expense categories, as discussed below.

     Salaries & employee benefits increased $166,000 or 12.0% to $1.6 million and $623,000 or 15.4% to $4.7 million for the three and nine months ended September 30, 2002, compared to $1.4 million and $4.0 million for the same periods in 2001. The increase in this category reflects an increase in full-time equivalent employees, merit increases as well as the creation of new positions associated with staffing of a new full service branch in Exton, PA in the third quarter of 2001, the establishment of a Leasing department during the second half of 2001, as well as expansion of the Commercial lending department and DNB Advisors.

     Furniture & equipment expense increased $35,000 or 11.7% to $335,000 and $190,000 or 24.1% to $980,000, respectively, for the three and nine months ended September 30, 2002, compared to $300,000 and $790,000 for the same periods in 2001. The increase for the three and nine month periods in these categories reflects the added costs incurred for the new office as well as higher costs for repairs and maintenance of all facilities.

     Occupancy expense increased approximately $9,000 or 4.5% to $210,000 and $83,000 or 15.8% to $608,000 for the three and nine months ended September 30, 2002, compared to $201,000 and $525,000 for the same periods in 2001. The increase was due to higher levels of depreciation, rental and utility expenses due to capital expenditures for the new office.

     Marketing expense increased $44,000 or 55.0% to $124,000 and $107,000 or 51.2% to $316,000 for the three and nine months ended September 30, 2002, respectively, compared to $80,000 and $209,000 for the same periods in 2001. This increase was primarily the result of a marketing initiative to promote DNB's commercial loan products and services.

     Professional & consulting expense decreased $36,000 or 19.9% to $145,000 for the three month period ended September 30, 2002, compared to $181,000 for the same period in 2001. The decrease was due mainly to $26,000 of one-time legal fees incurred in 2001. Professional & consulting expense increased slightly to $457,000 for the nine month period ended September 30, 2002, compared to $454,000 for the same period in 2001.

     Printing & supplies expense remained flat at $65,000 for the three month period ended September 30, 2002 as compared to the three months ended September 30, 2001. Printing & supplies expense increased $77,000 or 46.1% to $244,000 for the nine month period ended September 30, 2002, compared to $167,000 for the same period in 2001. The increased cost is primarily due to higher printing costs for DNB's annual report as well as expenditures to improve DNB's central filing system.

     Other expenses include such items as postage, PA shares tax, insurance, ATM charges, OREO expense, satisfaction fees, appraisal fees, telephone & fax, and other miscellaneous expenses. Other expenses remained relatively flat at $395,000 for the three months ended September 30, 2002. Other expenses increased $150,000 or 13.4% to $1.3 million for the nine months ended September 30, 2002 compared to $1.1 million for the same period in 2001. This was due to miscellaneous costs associated with the new branch in addition to higher postage costs.


INCOME TAXES

     Income tax expense was $236,000 and $594,000 for the three and nine months ending September 30, 2002 compared with $249,000 and $744,000 for the three and nine months ending September 30, 2001. The effective tax rate was 24% and 22% for the three and nine month period ending September 30, 2002, respectively, compared to 29% for the three and nine month periods ending September 30, 2001. The change in the effective tax rate is due to the company adjusting its tax expense to its previously filed tax returns. The rates used for income taxes for both periods were less than the statutory rate due to DNB's receipt of benefits attributable to tax-exempt interest income, tax-preferred dividend income, tax credits recognized on a low-income housing limited partnership and DNB's ownership of bank-owned life insurance investments.

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

                                                    Sept. 30  Dec. 31  Sept. 30
(Dollars in Thousands)                                2002      2001     2001
                                                    --------  -------  --------

Nonaccrual Loans:
     Residential mortgage .......................    $  247    $  224    $  235
     Commercial mortgage ........................       190       567       573
     Commercial .................................     1,506     1,964     1,196
     Consumer ...................................       253       301       296
                                                     ------    ------    ------
Total nonaccrual loans ..........................     2,196     3,056     2,300

Loans 90 days past due and still accruing .......       512       155       155
                                                     ------    ------    ------
Total non-performing loans ......................     2,708     3,211     2,455
Other real estate owned .........................      --        --          83
                                                     ------    ------    ------
Total non-performing assets .....................    $2,708    $3,211    $2,538
                                                     ======    ======    ======

     The following table sets forth the DNB's asset quality and allowance coverage ratios at the dates indicated:
                                                    Sept. 30  Dec. 31  Sept. 30
                                                      2002      2001     2001
                                                    --------  -------  --------

Non-performing Loans/Total Loans ................      1.4%      1.7%      1.3%
Non-performing Assets/Total Assets ..............      0.7       0.8       1.4
Allowance for Loan Losses/Total Loans ...........      2.5       2.6       2.6
Allowance for Loan Losses/Total Loans and OREO ..      2.5       2.6       2.6
Allowance for Loan Losses/Non-performing Assets .    176.4     149.8     193.5
Allowance for Loan Losses/Non-performing Loans ..    176.4     149.8     200.0

     If interest income had been recorded on nonaccrual loans, interest would have increased as shown in the following table:

                                                   9 Months     Year    9 Months
                                                     Ended      Ended     Ended
(Dollars in thousands)                              9/30/02   12/31/01   9/30/01
                                                   --------   --------  --------

Interest income which would have been recorded
       under original terms ....................    $ 117      $ 220     $ 129
Interest income recorded during the period .....      (47)      (111)      (41)
                                                    ------      -----     -----
Net impact on interest income ..................    $  70      $ 109     $  88
                                                    ======      =====     =====

     At September 30, 2002 and December 31, 2001, DNB had impaired loans with a total recorded investment of $1,620,000 and $1,194,000, respectively, and an average recorded investment of $1,276,000 for the nine month period ended September 30, 2002 and $1,121,000 for the year ended December 31, 2001. As of September 30, 2002 and December 31, 2001, there was no related allowance for credit losses necessary for these impaired loans. Total cash collected on impaired loans was credited to the outstanding principal balance in the amount of $123,114 for the nine months ended September 30, 2002 and $2,929 for the year ended December 31, 2001. Interest income of $21,138 was recorded on such loans during 2002. No interest income was recorded on such loans during 2001.

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

     At September 30, 2002 DNB has $18.6 million in commitments to fund commercial real estate, construction and land development. In addition, DNB had commitments to fund $4.2 million in home equity lines of credit and $15.6 million in other unused commitments. Management anticipates the majority of these commitments will be funded by means of normal cash flows. In addition, $20.2 million of time deposits at DNB are scheduled to mature during the three months ending December 31, 2002. Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in Federal funds sold or by paydowns and maturities of loans and investments.

     On July 25, 2001, DNB authorized the buyback of up to 175,000 shares of its Common Stock over an indefinite period. The buyback, if fully completed, would reduce the number of outstanding shares by approximately 10%. The repurchases are conducted through open market or privately negotiated transactions. Shares purchased in the program are held as treasury stock. During the nine months ended September 30, 2002, DNB had repurchased 47,992 shares of its Common Stock pursuant to the program at a total cost of $1,013,000.

     Stockholders' equity increased to $26.3 million at September 30, 2002 as a result of the $2.1 million profit reported for the nine months then ended, a $505,000 increase in the fair market value of available-for-sale securities, net of taxes, and a $147,000 increase due to proceeds from the exercise of stock options less $1.0 million for the purchase of treasury shares and dividends paid totaling $677,000 year-to-date. The Corporation's common equity position at September 30, 2002 exceeds the regulatory required minimums. The following table summarizes data and ratios pertaining to the Corporation and the Bank's capital structure.

                                                                                            To Be Well
                                                                                         Capitalized Under
                                                                  For Capital              Prompt Corrective
                                          Actual                 Adequacy Purposes        Action Provisions
                                     -----------------          ------------------       -------------------
(Dollars in thousands)               Amount      Ratio          Amount      Ratio         Amount       Ratio
                                     ------      -----          ------      ------       --------     ------
DNB Financial Corporation
As of September 30, 2002:
   Total risk-based capital .....   $34,094      13.58%         $20,090      8.00%       $25,113      10.00%
   Tier 1 capital ...............    30,935      12.32           10,045      4.00         15,068       6.00
   Tier 1 (leverage) capital ....    30,935       8.18           15,134      4.00         18,918       5.00

Downingtown National Bank
As of September 30, 2002:
   Total risk-based capital .....   $30,776      12.26%         $20,079      8.00%       $25,098      10.00%
   Tier 1 capital ...............    27,619      11.00           10,039      4.00         15,059       6.00
   Tier 1 (leverage) capital ....    27,619       7.30           15,129      4.00         18,911       5.00


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

RECENT DEVELOPMENTS

     During the latter part of 2001, the US economy slipped into a recession which continues to affect Pennsylvania's and Chester County's economy. Many economists anticipate a gradual improvement in the economy during 2003. The slow economy has affected DNB's ability to generate new commercial loans as potential borrowers are waiting for clearer signs that the economy has rebounded.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes Modified Duration of Equity and Economic Value of Portfolio Equity ("EVPE") models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different if rates change. Results falling outside prescribed ranges require action by management. At September 30, 2002 and December 31, 2001, DNB's variance in the economic value of equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points is within its negative 3% guideline, as shown in the tables below.

                                                                   September 30, 2002                 December 31, 2001
                                                           ---------------------------------     ---------------------------------
Change in rates ........................................     Flat        -200bp       +200bp       Flat        -200bp      +200 bp
                                                           --------     --------    --------     --------     --------   ---------
Economic Value of
     Portfolio Equity ..................................   $ 27,519     $ 17,067    $ 28,997     $ 29,379     $ 25,078   $ 24,237
         Change ........................................                 (10,452)      1,479                    (4,301)    (5,142)
Change as a % of assets ................................                  (2.72%)      0.38%                    (1.10%)    (1.32%)

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the report we file or submit under the Exchange Act.

Changes in Internal Controls

     There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

                Not Applicable

ITEM 2.   CHANGES IN SECURITIES

                 Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

                Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                Not Applicable

ITEM 5.   OTHER INFORMATION

                Not Applicable

ITEM 6.
           (a)  EXHIBITS:

                         Not Applicable

           (b) REPORTS ON FORM 8-K


                       Current report on Form 8-K dated and filed August 14, 2002, Item 7.

                       Current report on Form 8-K dated and filed October 24, 2002, Item 7.

                                   SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       DNB FINANCIAL CORPORATION
                                                              (Registrant)



DATE:  November 14, 2002                          /S/ Henry F. Thorne
                                                  ------------------------------
                                                  Henry F. Thorne, President
                                                  and Chief Executive Officer



DATE:  November 14, 2002                          /S/ Bruce E. Moroney
                                                  ----------------------------
                                                  Bruce E. Moroney
                                                  Chief Financial Officer

                      Certification Pursuant to Section 302
                        of the Sarbanes-Oxley Act of 2002
                         for the Chief Executive Officer

I, Henry F. Thorne, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of DNB Financial Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d14) for the registrant, and we have:

          * designed such disclosure controls and procedures to ensure that material information relating to the ? registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          * evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          * presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          * all significant deficiencies in the design or operation of internal controls which could adversely ? affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          * any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Henry F. Thorne
-----------------------
Henry F. Thorne
President and
Chief Executive Officer
November 14, 2002

                      Certification Pursuant to Section 302
                        of the Sarbanes-Oxley Act of 2002
                         for the Chief Financial Officer

I, Bruce E. Moroney, certify that:


     1. I have reviewed this quarterly report on Form 10-Q of DNB Financial Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d14) for the registrant, and we have:

          * designed such disclosure controls and procedures to ensure that material information relating to the ? registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          * evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          * presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

               * all significant deficiencies in the design or operation of internal controls which could adversely ? affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               * any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Bruce E. Moroney
-----------------------
Bruce E. Moroney
Chief Financial Officer
November 14, 2002