Form 10-K
period 2002-12-31
DNB FINANCIAL CORP /PA/
filed 2003-03-24
CIK 713671

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT 1934

                   For the fiscal year ended December 31, 2002
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT 1934

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
[ X ] Yes [ ] No

     Aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the average bid and asked price as of close of business on June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter, was $35.7 million.

     As of March 20, 2003 there were issued and outstanding, exclusive of treasury shares, 1,822,458 shares of the Registrant's Common Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE
        Portions of the following documents are incorporated by reference

Parts I, III and IV - Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 2003.
Parts II and IV - Annual Report to Stockholders for the Year Ended December 31, 2002.




                            DNB FINANCIAL CORPORATION

                                Table of Contents

                                                                                                          Page
_______________________________________________________________________________________________________________

         Part I
         ------

              Item  1. Business                                                                             3

              Item  2. Properties                                                                          10

              Item  3. Legal Proceedings                                                                   11

              Item  4. Submission of Matters to a Vote of Security Holders                                 11


         Part II
         -------

              Item  5. Market for Registrant's Common Equity and Related                                   11
                       Stockholder Matters

              Item  6. Selected Financial Data                                                             11

              Item  7. Management's Discussion and Analysis of Financial                                   11
                       Condition and Results of Operations

              Item  7a.Quantitative and Qualitative Disclosures About Market Risk                          11

              Item  8. Financial Statements and Supplementary Data                                         11

              Item  9. Changes in and Disagreements with Accountants                                       11
                       on Accounting and Financial Disclosure


         Part III
         --------

              Item 10. Directors and Executive Officers of the Registrant                                  11

              Item 11. Executive Compensation                                                              11

              Item 12. Security Ownership of Certain Beneficial Owners                                     12
                       and Management and Related Stockholder Matters

              Item 13. Certain Relationships and Related Transactions                                      12

              Item 14. Controls and procedures                                                             12

         Part IV
         -------

              Item 15. Exhibits, Financial Statement Schedules, and
                       Reports on Form 8-K                                                                 13

         Signatures                                                                                        15

         Certifications                                                                                    16



                            DNB FINANCIAL CORPORATION
                                    FORM 10-K

                                     Part I

Item 1. Business

                                     General
                                     -------

     DNB Financial Corporation (the "Registrant"), a Pennsylvania business corporation, is a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System (Federal Reserve Board). Registrant was incorporated on October 28, 1982 and commenced operations on July 1, 1983 upon consummation of the acquisition of all of the outstanding stock of Downingtown National Bank (the "Bank"). Since commencing operations, Registrant's business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. Registrant has two wholly-owned subsidiaries, the Bank and DNB Capital Trust I ("the Trust"). At December 31, 2002, Registrant had total consolidated assets, total liabilities and stockholders' equity of $384.4 million, $358.2 million, and $26.2 million, respectively.

     The Bank was organized in 1861. The Bank is a national banking association that is a member of the Federal Reserve System, the deposits of which are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a full service commercial bank providing a wide range of services to individuals and small to medium sized businesses in its southeastern Pennsylvania market area, including accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans. In addition, the Bank has one limited service branch and a full-service Wealth Management Group - DNB Advisors. The Bank's subsidiary, Downco, Inc. was incorporated in December, 1995 for the purpose of acquiring and holding other real estate owned acquired through foreclosure or deed in lieu of foreclosure and now owns certain Bank-occupied real estate. The Bank's financial subsidiary, DNB Financial Services, Inc., is a Pennsylvania licensed insurance agency.

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

     The Bank's legal headquarters are located at 4 Brandywine Avenue, Downingtown, Pennsylvania. As of December 31, 2002, the Bank had total assets of $381.4 million, total deposits of $287.8 million and total stockholders' equity of $28.4 million. The Bank's business is not seasonal in nature. The FDIC, to the extent provided by law, insures its deposits. At December 31, 2002, the Bank had 110 full-time employees and 7 part-time employees.

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

     Gramm-Leach Bliley Act of 1999 ("GLB"). This law repeals certain restrictions on bank and securities firm affiliations, and allows bank holding companies to elect to be treated as a "financial holding company" that can engage in approved "financial activities," including insurance, securities underwriting and merchant banking. Banks without holding companies can engage in many of these new financial activities through a "financial subsidiary." The law also mandates functional regulation of bank securities activities. Banks' exemption from broker-dealer regulation would be limited to, for example, trust, safekeeping, custodian, shareholder and employee benefit plans, sweep accounts, private placements (under certain conditions), self-directed IRAs, third party networking arrangements to offer brokerage services to bank customers, and the like. It also requires banks that advise mutual funds to register as investment advisers. The legislation provides for state regulation of insurance, subject to certain specified state preemption standards. It establishes which insurance products banks and bank subsidiaries may provide as principal or underwriter, and prohibits bank underwriting of title insurance, but also preempts state laws interfering with affiliations. GLB prohibits approval of new de novo thrift charter applications by commercial entities and limits sales of existing so-called "unitary" thrifts to commercial entities. The law bars banks, savings and loans, credit unions, securities firms and insurance companies, as well as other "financial institutions," from disclosing customer account numbers or access codes to unaffiliated third parties for telemarketing or other direct marketing purposes, and enables customers of financial institutions to "opt out" of having their personal financial information shared with unaffiliated third parties, subject to exceptions related to the processing of customer transactions and joint financial services marketing arrangements with third parties, as long as the institution discloses the activity to its customers and requires the third party to keep the information confidential. It requires policies on privacy and disclosure of information to be disclosed annually, requires federal regulators to adopt comprehensive regulations for ensuring the security and confidentiality of consumers' personal information, and allows state laws to five consumers greater privacy protections. The GLB is likely to increase the competition the Bank faces, and this increased competition is likely to come from a wider variety of non-banking competitors as well as banks.

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

     Within each capital group, institutions are assigned to one of three supervisory risk subgroups --subgroup A, B, or C, depending upon an assessment of the institution's perceived risk based upon the results of its most recent examination and other information available to regulators. Subgroup A will consist of financially sound institutions with only a few minor weaknesses. Subgroup B will consist of institutions that demonstrate weaknesses, which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the BIF. Subgroup C will consist of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. Thus, there are nine possible classifications to which varying assessment rates are applicable. The regulation generally prohibits institutions from disclosing their subgroup assignments or assessment risk classifications without FDIC authorization.

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



     In addition to deposit insurance assessments, banks are subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The FDIC sets the Financing Corporation assessment rate every quarter. The Financing Corporation assessment for us (and all other banks) for the first quarter of 2003 was an annual rate of $.0168 for each $100 of deposits.

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

Item 2. Properties

     The main office of the Bank is located at 4 Brandywine Avenue, Downingtown, Pennsylvania 19335. The Registrant's registered office is also at this location. The Registrant pays no rent or other form of consideration for the use of the Bank's main office as its principal executive office. The Bank also has an operations center located at 104-106 Brandywine Avenue, Downingtown. With the exception of the West Goshen office, Exton office and a limited service office at Tel Hai Retirement Community, all of which are leased, the Bank owns all of its existing branches as described below which had a net book value of $5.4 million including leasehold improvements at December 31, 2002.

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


                                    Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The information required herein is incorporated by reference in the Registrant's Annual Report to Stockholders ("Annual Report") for the fiscal year ended December 31, 2002 at page 18 filed as Exhibit 13.

Item 6. Selected Financial Data

     The information required herein is incorporated by reference in the Registrant's Annual Report (Financial Section) for the year ended December 31, 2002 at page 1 filed as Exhibit 13.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required herein is incorporated by reference in the Registrant's Annual Report (Financial Section) for the year ended December 31, 2002 from pages 2 to 18 filed as Exhibit 13.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

     The information required by this item is incorporated herein by reference from pages 13 to 15 of Registrant's 2002 Annual Report to Shareholders (Financial Section) attached to this filing as Exhibit 13.

Item 8. Financial Statements and Supplementary Data

     The information required herein is incorporated by reference in the Registrant's Annual Report (Financial Section) for the year ended December 31, 2002 from pages 19 to 39 filed as Exhibit 13.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

     The information required herein is incorporated by reference in the Registrant's Proxy Statement from pages 3 to 6 filed as Exhibit 22.

Item 11. Executive Compensation

     The information required herein is incorporated by reference in the Registrant's Proxy Statement from pages 7 to 11 filed as Exhibit 22.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required herein is incorporated by reference in the Registrant's Proxy Statement at page 2 and 9, filed as Exhibit 22.

Item 13. Certain Relationships and Related Transactions

     The information required herein is incorporated by reference in the Registrant's Proxy Statement at page 12, filed as Exhibit 22.

Item 14. Controls and Procedures

The principal executive officer and principal financial officer of Registrant have submitted the following report dated March 21, 2003 to the Registrant's Audit Committee:

"Management of DNB Financial Corporation and its subsidiaries ("DNB") is responsible for the preparation, integrity and fair presentation of its published financial reports. These reports include consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America, using management's best judgment and all information available.

"The consolidated financial statements of DNB have been audited by KPMG LLP, independent public accountants. Their accompanying report is based upon an audit conducted in accordance with standards established by the American Institute of Certified Public Accountants, including the related review of internal accounting controls and financial reporting matters. The Audit Committee of DNB's Board of Directors, which consists solely of outside directors, meets at least quarterly with the independent auditors, DNB's internal auditor and representatives of management to discuss, among other things, accounting and financial reporting matters.

"Management of DNB is responsible for establishing and maintaining disclosure controls and procedures to ensure that information required to be disclosed in reports filed or submitted under Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. In addition to disclosure controls and procedures, management of DNB is responsible for establishing and maintaining an effective internal control structure, which provides reasonable, but not absolute, assurance of the safeguarding of assets against unauthorized acquisition, use or disposition. DNB maintains systems of controls that its management believes are reasonably designed to provide management with timely and accurate information about the operations of the DNB. This process is supported by DNB's internal auditors along with the ongoing appraisal of controls by the Audit Committee. Both DNB's independent auditors and its internal auditors directly provide reports on significant matters to the Audit Committee. DNB's independent auditors, its internal auditors and the Audit Management Committee have free access to each other. Disclosure controls and procedures, internal controls, systems and corporate-wide processes and procedures are continually evaluated and enhanced.

"Management of DNB evaluated its disclosure controls and procedures as of December 31, 2002. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer each concludes that as of December 31, 2002, DNB maintained effective disclosure controls and procedures in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate to allow for timely disclosure. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation."

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (A) Documents filed as part of this report

          (1.) The  Annual  Report   (including   the   Financial   Section)  to
               Stockholders of the Registrant for the year ended December 31, 2002 attached hereto as Exhibit 13 and incorporated herein by reference.

          (2.) All schedules normally required by Form 10-K are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto contained in the Annual Report filed as part of this report.

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

                           (b)                     By-laws of the Registrant as amended December 19, 2001 incor-
                                                   porated by reference.


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


                           (d)                     Death Benefit Agreement between  Downingtown  National Bank and Henry F. Thorne dated November 24, 1999 incorporated by reference.

        11                                         Statement  of  Computation  of  earnings  per  share,   see
                                                   footnote  #1 in Annual  Report  (Financial  Section) of the
                                                   Registrant for the year ended  December 31, 2002,  attached hereto as Exhibit 13 and incorporated herein by reference.

        13                                         Annual Report to  Stockholders  for the year ended December
                                                   31, 2002, incorporated herein.

        21                                         List of Subsidiaries

        22                                         Proxy  Statement for the Annual Meeting of  Stockholders to
                                                   be held April 22, 2003, incorporated herein by reference.

        23                                         Consent of KPMG LLP.


        (B) Reports on Form 8-K

     The Registrant filed the following Current Reports on Form 8-K during the quarter ended December 31, 2002:

      Date                                       Item Reported
      ----                                       -------------

October 24, 2002           Item 7 - Third quarter earning release with summary financial information.
                           Item 9 - Regulation FD Disclosure - Sarbanes-Oxley Section 906 Certifications

November 14, 2002          Item 9 - Regulation FD Disclosure - Sarbanes-Oxley Section 906 Certifications

November 26, 2002          Item 7 - Announcement of cash dividend and stock dividend.
                           Item 9 - Regulation FD Disclosure - Sarbanes-Oxley Section 906 Certifications


     (C) The exhibits required to be filed pursuant to this item are listed above under Item 14(a)(3).

     (D) Not Applicable

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         DNB FINANCIAL CORPORATION

March 24, 2003
                                         BY:      /s/ Henry F. Thorne
                                                  ------------------------------
                                                  Henry F. Thorne, President and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons and on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Henry F. Thorne                                            March 24, 2003
-----------------------------------------
Henry F. Thorne, President,
Chief Executive Officer and Director

/s/ Bruce E. Moroney                                           March 24, 2003
-----------------------------------------
Bruce E. Moroney
Chief Financial Officer
(Principal Accounting Officer)

/s/ Robert J. Charles                                          March 24, 2003
-----------------------------------------
Robert J. Charles
Chairman of the Board

/s/ Vernon J. Jameson                                          March 24, 2003
-----------------------------------------
Vernon J. Jameson
Vice-Chairman of the Board

/s/ Thomas R. Greenleaf                                        March 24, 2003
-----------------------------------------
Thomas R. Greenleaf
Director

/s/ William S. Latoff                                          March 24, 2003
-----------------------------------------
William S. Latoff
Director

/s/ Joseph G. Riper                                            March 24, 2003
-----------------------------------------
Joseph G. Riper
Director

/s/Louis N. Teti                                               March 24, 2003
-----------------------------------------
Louis N. Teti
Director

/s/James H. Thornton                                           March 24, 2003
-----------------------------------------
James H. Thornton
Director

                      Certification Pursuant to Section 302
                        of the Sarbanes-Oxley Act of 2002
                         for the Chief Executive Officer

I, Henry F. Thorne, certify that:

1.    I have reviewed this annual report on Form 10-K of DNB Financial
      Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d14) for the registrant, and we have:

     o designed such disclosure controls and procedures to ensure that material information relating to the registrant, ? including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     o evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     o    presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     o all significant deficiencies in the design or operation of internal controls which could adversely affect the ? registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     o any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Henry F. Thorne
-------------------------------
Henry F. Thorne
Chief Executive Officer
March 24, 2003

                      Certification Pursuant to Section 302
                        of the Sarbanes-Oxley Act of 2002
                         for the Chief Financial Officer

I, Bruce E. Moroney, certify that:


1.    I have reviewed this annual report on Form 10-K of DNB Financial
      Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d14) for the registrant, and we have:

     o designed such disclosure controls and procedures to ensure that material information relating to the registrant, ? including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     o evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     o    presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     o all significant deficiencies in the design or operation of internal controls which could adversely affect the ? registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     o any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Bruce E. Moroney
-------------------------
Bruce E. Moroney
Chief Financial Officer
March 24, 2003