Form 10-Q
period 2003-03-31
DNB FINANCIAL CORP /PA/
filed 2003-05-14
CIK 713671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the quarterly period ended: March 31, 2003
                                       or
[ ] Transition report pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934.

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

                    [X] Yes                       [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                    [ ] Yes                       [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock ($1.00 Par Value)                                1,812,987
           (Class)                                     (Shares Outstanding as of
                                                              May 14, 2003)
---------------------------------------------------------------------------

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY

                                      INDEX

PART  I - FINANCIAL INFORMATION                                         PAGE NO.

ITEM 1.       FINANCIAL STATEMENTS (Unaudited):

     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
     March 31, 2003 and December 31, 2002                                     3

     CONSOLIDATED STATEMENTS OF OPERATIONS
     Three Months Ended March 31, 2003 and 2002                               4

     CONSOLIDATED STATEMENTS OF CASH FLOWS
     Three Months Ended March 31, 2003 and 2002                               5

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     March 31, 2003 and December 31, 2002                                     6

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   10

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK                                               19

ITEM 4.       CONTROLS AND PROCEDURES                                         20

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS                                               21

ITEM 2.       CHANGE IN SECURITIES AND USE OF PROCEEDS                        21

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                                 21

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF                              21
              SECURITY HOLDERS

ITEM 5.       OTHER INFORMATION                                               21

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                21

SIGNATURES                                                                    23

CERTIFICATIONS                                                                24

DNB FINANCIAL CORPORATION
Consolidated Statements of Financial Condition (Unaudited)
(Dollars in thousands, except per share data)                     March 31,  December 31,
                                                                    2003         2002
----------------------------------------------------------------------------------------
Assets
Cash and due from banks .......................................   $  12,159    $  11,551
Federal funds sold ............................................       3,192       10,473
                                                                  ---------    ---------
Total cash and cash equivalents ...............................      15,351       22,024
                                                                  ---------    ---------
Investment securities available for sale, at fair value .......     171,415      137,365
Investment securities held to maturity (market value $18,056
   in 2003 and $22,811 in 2002) ...............................      17,795       22,430
Loans, net of unearned income .................................     179,465      187,585
Allowance for loan losses .....................................      (4,472)      (4,546)
                                                                  ---------    ---------
Net loans .....................................................     174,993      183,039
                                                                  ---------    ---------
Office property and equipment .................................       7,919        8,092
Accrued interest receivable ...................................       1,831        1,890
Bank owned life insurance .....................................       5,636        5,577
Net deferred taxes ............................................       1,190          980
Other assets ..................................................       3,549        2,971
                                                                  ---------    ---------
Total assets ..................................................   $ 399,679    $ 384,368
                                                                  =========    =========

Liabilities and Stockholders' Equity
Liabilities
Non-interest-bearing deposits .................................   $  46,736    $  45,117
Interest-bearing deposits:
   NOW ........................................................      49,436       50,400
   Money market ...............................................      60,582       59,457
   Savings ....................................................      42,152       39,569
   Time .......................................................      89,745       93,259
                                                                  ---------    ---------
Total deposits ................................................     288,651      287,802
                                                                  ---------    ---------
Borrowings ....................................................      78,726       63,728
Junior subordinated debentures ................................       5,000        5,000
                                                                  ---------    ---------
Total borrowings ..............................................      83,726       68,728
                                                                  ---------    ---------
Accrued interest payable ......................................       1,048        1,164
Other liabilities .............................................         270          466
                                                                  ---------    ---------
Total liabilities .............................................     373,695      358,160
                                                                  ---------    ---------

Stockholders' Equity
Preferred stock, $10.00 par value;
   1,000,000 shares authorized; none issued ...................          --           --
Common stock, $1.00 par value;
   10,000,000 shares authorized; 1,917,609 and 1,902,478
   issued, respectively .......................................       1,917        1,902
Treasury stock, at cost; 95,151 and 81,427 shares, respectively      (1,988)      (1,687)
Surplus .......................................................      23,571       23,402
Retained earnings .............................................       3,439        3,184
Accumulated other comprehensive loss, net .....................        (955)        (593)
                                                                  ---------    ---------
Total stockholders' equity ....................................      25,984       26,208
                                                                  ---------    ---------
Total liabilities and stockholders' equity ....................   $ 399,679    $ 384,368
                                                                  =========    =========
See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share amounts)     Three Months Ended March 31
                                                     ---------------------------
                                                         2003             2002
--------------------------------------------------------------------------------
Interest Income:
Interest and fees on loans and leases ...............   $    3,299   $    3,440
Interest and dividends on investment securities:
Taxable .............................................        1,209        1,757
Tax-free ............................................           52          126
Tax preferred DRD ...................................          139          164
Interest on Federal funds sold ......................           30           28
                                                        ----------   ----------
Total interest income ...............................        4,729        5,515
                                                        ----------   ----------

Interest Expense:
Interest on time deposits ...........................          733        1,059
Interest on NOW, money market and savings ...........          311          466
Interest on FHLB advances ...........................          921          883
Interest on junior subordinated debentures ..........           66           79
Interest on lease obligations .......................           25           25
                                                        ----------   ----------
Total interest expense ..............................        2,056        2,512
                                                        ----------   ----------
Net interest income .................................        2,673        3,003
Provision for loan losses ...........................           --           --
                                                        ----------   ----------
Net interest income after provision for loan losses .        2,673        3,003
                                                        ----------   ----------

Non-interest Income:
Service charges .....................................          299          246
Wealth management ...................................          141          101
Increase in cash surrender value of BOLI ............           59           50
Other ...............................................          175          151
                                                        ----------   ----------
Total non-interest income ...........................          674          548
                                                        ----------   ----------

Non-interest Expense:
Salaries and employee benefits ......................        1,530        1,529
Furniture and equipment .............................          353          321
Occupancy ...........................................          195          203
Professional and consulting .........................          116          165
Printing and supplies ...............................           68           77
Marketing ...........................................           62           67
Other ...............................................          437          438
                                                        ----------   ----------
Total non-interest expense ..........................        2,761        2,800
                                                        ----------   ----------

Income before income taxes ..........................          586          751
Income tax expense ..................................           94          143
                                                        ----------   ----------
Net income ..........................................   $      492   $      608
                                                        ==========   ==========

Earnings Per Share:
Basic ...............................................   $     0.27   $     0.33
Diluted .............................................   $     0.26   $     0.32

Cash dividends per share ............................   $     0.13   $     0.12

Weighted average number of common shares outstanding:
Basic ...............................................    1,822,528    1,842,223
Diluted .............................................    1,864,228    1,878,633

 See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)                               Three Months Ended March 31
                                                              2003         2002
                                                          --------      --------
Cash Flows From Operating Activities:
Net income ...............................................$    492     $    608
Adjustments to reconcile net income to net cash provided
   by operating activities:
          Depreciation and amortization ..................     910          545
          Decrease in accrued interest receivable ........      59          130
          Increase in investment in BOLI .................     (59)         (49)
          (Increase) decrease in other assets ............    (578)       1,081
          Increase in deferred taxes .....................     (26)         (26)
          Decrease in accrued interest payable ...........    (116)        (221)
          Increase in current taxes payables .............      87           62
          Decrease in other liabilities ..................    (283)         (72)
                                                          --------     --------
Net Cash Provided By Operating Activities ................     486        2,058
                                                          --------     --------

Cash Flows From Investing Activities:
Proceeds from maturities & paydowns of AFS securities ....  23,978       16,269
Proceeds from maturities & paydowns of HTM securities ....   5,348       10,570
Purchase of AFS securities ............................... (59,143)      (3,910)
Purchase of HTM securities ...............................    (794)     (21,752)
Net decrease in loans ....................................   8,046        3,822
Purchase of office property and equipment ................     (87)         (75)
                                                          --------     --------
Net Cash (Used) Provided By Investing Activities ......... (22,652)       4,924
                                                          --------     --------

Cash Flows From Financing Activities:
Net increase (decrease) in deposits ......................     849      (11,800)
Increase in FHLB advances 90 days or less ................  15,000           --
Decrease in lease obligations ............................      (2)          (1)
Purchase of treasury stock ...............................    (301)        (742)
Proceeds from issuance of stock under stock option plan        184           --
Dividends paid ...........................................    (237)        (227)
                                                          --------     --------
Net Cash Provided (Used) By Financing Activities .........  15,493      (12,770)
                                                          --------     --------
Net Change in Cash and Cash Equivalents ..................  (6,673)      (5,788)
Cash and Cash Equivalents at Beginning of Period .........  22,024       18,628
                                                          --------     --------
Cash and Cash Equivalents at End of Period ...............$ 15,351     $ 12,840
                                                          ========     ========

Supplemental Disclosure Of Cash Flow Information:
Cash paid during the period for:
Interest .................................................$  2,215     $  2,733
Income taxes .............................................      15           88
Supplemental Disclosure Of Non-Cash Flow Information:
Change in unrealized losses on securities-AFS ............    (546)        (620)
Change in deferred taxes due to change in unrealized
       losses on securities-AFS ..........................     184          323
                                                          ========     ========
See accompanying notes to consolidated financial statements.

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiaries, Downingtown National Bank (the "Bank") and DNB Capital Trust I (the "Trust"), have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior period amounts not affecting net income are reclassified when necessary to conform with current year classifications. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148"). This statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The requirements of Statement No. 148 are effective for fiscal years ending after December 15, 2002, except for financial report containing condensed financial statements for interim periods. DNB applies APB Opinion No. 25 in accounting for its Stock Option Plan, and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had DNB determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, DNB's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(Dollars in thousands, except per share data)               Three Months Ended
                                                                  March 31
                                                              2002        2001
                                                            --------    --------
Net income as reported .................................     $   492    $    608
Total stock based employee compensation expense
   determined under fair value based method for
   all awards, net of related tax effects ..............          --          --
                                                            --------    --------
Pro forma net income ...................................    $    492         608

Earnings per share
   Basic-as reported ...................................    $   0.27    $   0.33
   Basic-pro forma .....................................    $   0.27    $   0.33

   Diluted-as reported .................................    $   0.26    $   0.32
   Diluted-pro forma ...................................    $   0.26    $   0.32

NOTE 2:  EARNINGS PER SHARE (EPS)
         ------------------------

     Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur from the conversion of common stock equivalents (i.e., stock options) and is computed using the treasury stock method. For the three months ended March 31, 2003, 147,946 stock options were not included in the earnings per share calculation because such options were antidilutive. For the three months ended March 31, 2002, 168,368 stock options were not included. These shares may be dilutive in the future. Earnings per share, dividends per share and weighted average shares outstanding have been adjusted to reflect the effects of the 5% stock dividend paid in December 2002. Net income and the weighted average number of shares outstanding for basic and diluted EPS for the three months ended March 31, 2003 and 2002 are reconciled as follows:


(Dollars in thousands, except per share data)          Three months ended              Three months ended
                                                         March 31, 2003                 March 31, 2002
                                                    -------------------------        -------------------------
                                                    Income   Shares    Amount        Income   Shares    Amount
                                                    ------   ------   -------        ------   ------   -------
Basic EPS
Income available to common stockholders ..........  $ 492     1,823   $ 0.27         $  608    1,842   $ 0.33

Effect of dilutive common stock equivalents-
     stock options ...............................      --       41    (0.01)            --       37   (0. 01)
                                                    ------   ------   -------        ------   ------   -------
Diluted EPS
Income available to common stockholders
      after assumed conversions ..................  $  492    1,864   $ 0.26         $  608    1,879   $  0.32
                                                    ======   ======   =======        ======   ======   =======



NOTE 3:   OTHER COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) includes all changes in stockholders' equity during the period, except those resulting from investments by owners and distributions to owners. Comprehensive income (loss) for all periods consisted of net income and other comprehensive loss relating to the change in unrealized losses on investment securities available for sale, as shown in the following table:

(Dollars in thousands)                           For three months ended March 31
                                                 -------------------------------
                                                       2003          2002
                                                      -----         -----
COMPREHENSIVE INCOME:
Net Income ........................................   $ 492         $ 608
Other comprehensive (loss), net of tax,
  relating to unrealized losses on investments         (362)         (620)
                                                      -----         -----
Total comprehensive income (loss) .................   $ 130         $ (12)
                                                      =====         =====

NOTE 4:  JUNIOR SUBORDINATED DEBENTURES


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

NOTE 5:   RECENT ACCOUNTING PRONOUNCEMENTS


     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). This Statement rescinds SFAS 4, Reporting Gains and Losses from Extinguishments of Debt, and an amendment of that Statement, SFAS 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, along with rescinding SFAS 44, Accounting for Intangible Assets of Motor Carriers and amending SFAS 13, Accounting for Leases. This Statement (1) eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, (2) eliminates the extraordinary item treatment of reporting gains and losses from extinguishments of debt, and (3) makes certain other technical corrections. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. Early application of this Statement is encouraged. The effective portions of this statement had no impact and DNB expects that there will be no impact from the remaining provisions of this statement on its financial condition, equity, results of operations or disclosures when adopted.


     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94.3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. There was no impact of this statement on DNB's financial condition, equity, results of operations or disclosures.

     In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions ("SFAS 147"), which amends SFAS 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and FASB Interpretation No. 9. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS 141, Business Combinations, paragraph 5 of SFAS 72 to recognize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible acquisitions within the scope of this Statement. In addition, this Statement amends SAFS 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor-and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS 144 requires for other long-lived assets that are held and used. With some exceptions, the requirements of SFAS 147 were effective October 1, 2002. SFAS 147 was adopted by DNB on October 1, 2002. There was no impact of this statement on DNB's financial condition, equity, results of operations or disclosures.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148"). This statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Statement also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002. The disclosures required by this statement have been included in this filing. This Statement announces that "in the near future, the Board plans to consider whether it should propose changes to the U.S. standards on accounting for stock-based compensation". There was no impact of this statement on DNB's financial condition, equity, results of operations. The disclosure requirements of this statement have been complied with.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. Generally accepted accounting principles are complex and require management to apply significant judgment to various accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. Actual results may differ from these estimates under different assumptions or conditions.

    In  management's   opinion,  the  most  critical  accounting  policies  and
estimates impacting DNB's consolidated financial statements are listed below. These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. For a complete discussion of DNB's significant accounting policies, see the Footnotes to the Consolidated Financial Statements and discussion in the Annual Report for the year ended December 31, 2002.

1. Determination of the allowance for loan losses. Loan loss allowance policies involve significant judgments and assumptions by management which may have a material impact on the carrying value of net loans and, potentially, on the net income recognized by DNB from period to period. For a description of DNB's accounting policies in connection with its allowance for loan losses, see "Allowance for Loan Losses" in Management's Discussion and Analysis.

2. Accrual and recognition of interest on loans. These policies involve significant judgments and assumptions by management, which may have a material impact on the interest income recognized by DNB from period to period. For a description of DNB's accounting policies in connection with accrual and recognition of interest on loans, see "Asset Quality" in Management's Discussion and Analysis.

3. Realization of deferred income tax items. Estimates of deferred tax assets and deferred tax liabilities make up the asset category titled "net deferred taxes." These estimates involve significant judgments and assumptions by management, which may have a material impact on the carrying value of net deferred tax assets for financial reporting purposes. For a more detailed description of these items and estimates, see Footnote 11 (Federal Income Taxes) to DNB's audited consolidated financial statements for the fiscal year ended December 31, 2002.

     The Footnotes to DNB's consolidated financial statements set forth herein and in DNB's Annual Financial Statements identify other significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of DNB and its results of operations.

FINANCIAL CONDITION

     DNB's total assets were $399.7 million at March 31, 2003 compared to $384.4 million at December 31, 2002. Investment securities (AFS and HTM) increased $29.4 million or 18.4% to $189.2 million at March 31, 2003. Total loans were $175.0 million, down $8.0 million or 4.4% from $183.0 million at December 31, 2002. Federal funds sold were $3.2 million at March 31, 2003, down $7.3 million from December 31, 2002.

     Deposits and other borrowings at March 31, 2003 totaled $372.4 million, compared to $356.5 million at December 31, 2002, an increase of $15.8 million. Since December 31, 2002, there have been increases of $2.5 million in Savings, $1.6 million in non-interest bearing checking and $1.1 million in Money market accounts, largely offset by decreases of $3.5 million in time deposits. Borrowings increased $15.0 million during the quarter to $83.7 million at March 31, 2003.

     At March 31, 2003, stockholders' equity was $26.0 million or $14.27 per share, compared to $26.2 million or $14.33 per share at December 31, 2002. The decrease in stockholders' equity was the result of a $362,000 decrease in the fair market value of available-for-sale securities, net of taxes, purchases of $301,000 of treasury stock, dividends paid of approximately $237,000 or $.13 per share, partially offset by net income of $492,000 for the three months ended March 31, 2003 and proceeds from the issuance of stock options of $184,000.

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

     Net interest income on a taxable equivalent basis, decreased $374,000 or 12.0% to $2.7 million for the three month period ended March 31, 2003, as compared to the three month period ended March 31, 2002. Net interest income for the quarter were severely impacted by historically high prepayment speeds on mortgage-backed securities, which accelerated during the last two quarters. As shown in the following Rate/Volume Analysis, the decrease in net interest income during 2003 was largely attributable to rate changes, as both interest-bearing assets and deposits repriced in the low rate environment. The negative impact from changes in rates was primarily attributable to investments and loans, partially offset by favorable changes in rates on time, NOW, money market, and savings deposits. The effects of these rate changes reduced net interest income by $380,000. This decrease was only slightly offset by the positive changes in volume.

     The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended March 31, 2003 compared to the same period in 2002 (tax-exempt yields and yields on agency-preferred stock that have a 70% dividend received deduction ("DRD") have been adjusted to a tax equivalent basis using a 34% tax rate). For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (i) changes in rate (change in rate multiplied by old volume) and (ii) changes in volume (change in volume multiplied by old rate). The net change attributable to the combined impact of rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

                                           Three Months Ended March 31, 2003
(Dollars in thousands)                              Compared to 2002

Increase (Decrease) Due to                  Rate        Volume        Total
                                           ------       ------       ------
Interest-earning assets:
Loans ..................................   $(153)       $  12        $(141)
Investment securities
     Taxable ...........................    (661)         114         (547)
     Tax exempt ........................     (24)         (85)        (109)
     Tax preferred-DRD .................     (50)          16          (34)
Federal funds sold .....................     (11)          12            1
                                           ------       ------       ------
     Total .............................    (899)          69         (830)
                                           ------       ------       ------

Interest-bearing liabilities:
Time deposits ..........................    (234)         (92)        (326)
Savings, NOW and money market deposits .    (164)           9         (155)
FHLB advances ..........................    (107)         146           39
Junior subordinated debentures .........     (14)          --          (14)
                                           ------       ------       ------
     Total .............................    (519)          63         (456)
                                           ------       ------       ------
Net interest income/interest rate spread   $(380)       $   6        $(374)
                                           ======       ======       ======

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

     There were no provisions made during the three months ended March 31, 2003, and 2002 since management determined the allowance for loan losses was appropriate based on its analysis and the level of net charge-offs/recoveries compared to the total allowance. Net loan charge-offs were $74,000 for the three months ended March 31, 2003, compared to $263,000 for the year ended December 31, 2002 and $11,000 for the three months ended March 31, 2002. The percentage of net charge-offs to total average loans was .04%, .014% and .006% for the same respective periods. Another measure of the adequacy of the allowance is the coverage ratio, which was 172.3% at March 31, 2003. This ratio measures the allowance as a percentage of non-performing loans. In addition, the ratio of non-performing loans to total loans has steadily declined and was 1.44% at March 31, 2003.

     The following table summarizes the changes in the allowance for loan losses for the periods indicated. Real estate includes both residential and commercial real estate.

                               3 Months     Year    3 Months
                                 Ended      Ended      Ended
(Dollars in thousands)          3/31/03   12/31/02    3/31/02
                                -------   --------   --------

Beginning Balance ..........   $ 4,546    $ 4,809    $ 4,809
Provisions: ................        --         --         --
Loans charged off:
       Real estate .........        (1)        --         --
       Commercial ..........      (204)      (221)        --
       Consumer ............       (45)       (89)       (24)
                               --------   --------   --------
           Total charged off      (250)      (310)       (24)
Recoveries:
       Real estate .........        92         18          6
       Commercial ..........        78         18          3
       Consumer ............         6         11          4
                               --------   --------   --------
Total recoveries ...........       176         47         13
                               --------   --------   --------
Net charge-offs ............       (74)      (263)       (11)
                               --------   --------   --------
Ending Balance .............   $ 4,472    $ 4,546    $ 4,798
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

     For the three month period ended March 31, 2003, non-interest income was $674,000 compared to $548,000 for the same period in 2002. Service charges increased $53,000 to $299,000 for the three month period ended March 31, 2003, compared with the same period in 2002. The increase in service charge income is due, in general, to increased overdraft fees and minimum account balance charges. Non-interest income also increased due to a net increase of $40,000 in commissions on products sold by DNB's Wealth Management Group. Other non-interest income rose $24,000, due mainly to higher levels of cash management, debit card and safe deposit box fees.

NON-INTEREST EXPENSE

     Non-interest expense includes salaries & employee benefits, furniture & equipment, occupancy, professional & consulting fees as well as marketing, printing & supplies and other less significant expense items.

     Non-interest expenses remained relatively flat at $2.8 million for the three month period ended March 31, 2003 compared to the same period in 2002. The largest decrease was seen in professional & consulting, partially offset by an increase in furniture & equipment.

     Professional & consulting expense decreased $49,000 or 30% to $116,000 for the three month period ended March 31, 2003, compared to $165,000 for the same period in 2002. The decrease was due to a one-time recovery of $22,000 of legal fees on a delinquent loan, as well as expenses incurred for Bank-wide training and consulting services for various areas of the Bank during 2002 that were not incurred in 2003.

     Furniture & equipment expense increased $32,000 or 10.0% to $353,000 for the three months ended March 31, 2003, compared to $321,000 for the same period in 2002. The increase was due to higher levels of equipment depreciation relating to a new bank-wide voice-mail and other equipment/software upgrades.

INCOME TAXES

     Income tax expense was $94,000 for the three months ended March 31, 2003 compared with $143,000 for the three months ended March 31, 2002. The effective tax rates were 16%, and 19% for the three month periods ending March 31, 2003 and 2002, respectively. The effective tax rates were less than the statutory rate due to the effect of tax exempt income, tax credits recognized on a low-income housing limited partnership and DNB's ownership of BOLI policies.

ASSET QUALITY

     Non-performing assets are comprised of nonaccrual loans, loans delinquent over ninety days and still accruing, troubled debt restructurings ("TDR's") and Other Real Estate Owned ("OREO"). Nonaccrual loans are loans for which the accrual of interest ceases when the collection of principal or interest payments is determined to be doubtful by management. It is the policy of DNB to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier, if considered prudent. Interest received on such loans is applied to the principal balance, or may in some instances, be recognized as income on a cash basis. A nonaccrual loan may be restored to accrual status when management expects to collect all contractual principal and interest due and the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms. OREO consists of real estate acquired by foreclosure or deed in lieu of foreclosure. OREO is carried at the lower of cost or estimated fair value, less estimated disposition costs. Any significant change in the level of non-performing assets is dependent, to a large extent, on the economic climate within DNB's market area.

     The following table sets forth DNB's assets that are: (i) on nonaccrual status, (ii) contractually delinquent by 90 days or more and still accruing,
(iii) troubled debt restructurings and (iv) other real estate owned as a result of foreclosure or voluntary transfer to DNB.

(Dollars in Thousands)                               3/31/03   12/31/02  3/31/02
                                                     -------   --------  -------

Nonaccrual Loans:
     Residential mortgage ........................   $   328   $    285  $   219
     Commercial mortgage .........................     1,049      1,057      531
     Commercial ..................................       468      1,758    1,836
     Consumer ....................................       248        254      291
                                                     -------   --------  -------
Total nonaccrual loans ...........................     2,093      3,354    2,877

Loans 90 days past due and still accruing                502        514      134
Troubled debt restructurings .....................        --         --       --
                                                     -------   --------  -------
Total non-performing loans .......................     2,595      3,868    3,011
Other real estate owned ..........................        --         --       --
                                                     -------   --------  -------
Total non-performing assets ......................   $ 2,595   $  3,868  $ 3,011
                                                     =======   ========  =======

         The following table sets forth the DNB's asset quality and allowance coverage ratios at the dates indicated:
                                                     3/31/03   12/31/02  3/31/02
                                                     -------   --------  -------
Non-performing Loans/Total Loans .................      1.4%       2.1%     1.7%
Non-performing Assets/Total Assets ...............      0.6        1.0      0.8
Allowance for Loan Losses/Total Loans ............      2.5        2.4      2.6
Allowance for Loan Losses/Total Loans and OREO ...      2.5        2.4      2.6
Allowance for Loan Losses/Non-performing Assets ..    172.3      117.5    159.3
Allowance for Loan Losses/Non-performing Loans ...    172.3      117.5    159.3

         If interest income had been recorded on nonaccrual loans, interest would have increased as shown in the following table:
                                                    3 Months    Year    3 Months
                                                      Ended     Ended     Ended
(Dollars in thousands)                               3/31/03   12/31/02  3/31/02
                                                     -------   --------  -------

Interest income which would have been recorded
       under original terms ......................   $   34    $   230   $   50
Interest income recorded during the period .......      (14)      (159)     (10)
                                                     -------   --------  -------
Net impact on interest income ....................   $   20    $    71   $   40
                                                     =======   ========  =======

         Information regarding impaired loans is as follows:

                                                    3 Months    Year    3 Months
                                                      Ended     Ended     Ended
(Dollars in thousands)                               3/31/03   12/31/02  3/31/02
                                                     -------   --------  -------

Total recorded investment ........................   $ 1,353   $  2,400  $ 1,087
Average recorded investment ......................     1,897      2,000    1,220
Specific ALLL allocation .........................        --         --       --
Total cash collected .............................         7         47       10
Interest income recorded .........................        --         21       --
                                                     =======   ========  =======

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

     At March 31, 2003 DNB has $13.9 million in commitments to fund commercial real estate, construction and land development. In addition, DNB had commitments to fund $6.7 million in home equity lines of credit and $12.6 million in other unused commitments. Management anticipates the majority of these commitments will be funded by means of normal cash flows. In addition, $65.7 million of time deposits at DNB are scheduled to mature during the nine months ending December 31, 2003. Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in Federal funds sold or by paydowns and maturities of loans and investments.

     Stockholders' equity decreased $224,000 to $26.0 million at March 31, 2003 as a result of a decrease in market value of available for sale investments, net of tax ($362,000), the purchase of treasury stock ($301,000), and dividends paid ($237,000), partially offset by year-to-date profit reported for the three months then ended ($492,000) and proceeds from the issuance of stock options ($184,000). The Bank's common equity position at March 31, 2003 exceeds the regulatory required minimums. The following table summarizes data and ratios pertaining to the DNB's capital structure.

                                                                                  To Be Well
                                                                               Capitalized Under
                                                            For Capital        Prompt Corrective
                                          Actual         Adequacy Purposes     Action Provisions
                                    -----------------    -----------------    -------------------
(Dollars in thousands)               Amount     Ratio     Amount     Ratio     Amount       Ratio
                                    -------    ------    -------     -----    -------      ------
DNB Financial Corporation
As of March 31, 2003:
   Total risk-based capital ....    $34,388    13.56%    $20,287     8.00%    $25,359      10.00%
   Tier 1 capital ..............     31,202    12.30      10,144     4.00      15,215       6.00
   Tier 1 (leverage) capital ...     31,202     8.00      15,605     4.00      19,507       5.00

Downingtown National Bank
As of March 31, 2003:
   Total risk-based capital ....    $31,922    12.60%    $20,276     8.00%    $25,344      10.00%
   Tier 1 capital ..............     28,738    11.34      10,138     4.00      15,207       6.00
   Tier 1 (leverage) capital ...     28,738     7.39      15,563     4.00      19,454       5.00

     In addition, the Federal Reserve Bank (the "FRB") leverage ratio rules require bank holding companies to maintain a minimum level of "primary capital" to total assets of 5.5% and a minimum level of "total capital" to total assets of 6%. For this purpose, (i) "primary capital" includes, among other items, common stock, contingency and other capital reserves, and the allowance for loan losses, (ii) "total capital" includes, among other things, certain subordinated debt, and "total assets" is increased by the allowance for loan losses. DNB's primary capital ratio and its total capital ratio are both 8.3% at March 31, 2003, well in excess of FRB requirements.

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

RECENT DEVELOPMENTS

     During the latter part of 2001, the US economy slipped into a recession which continues to effect Pennsylvania's and the Chester County's economy. Many economists anticipate a gradual improvement in the economy during the second half of 2003. The slow economy has effected DNB's ability to generate new loans as potential borrowers are waiting for cleaner signs that the economy has rebounded.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     DNB utilizes Modified Duration of Equity and Economic Value of Portfolio Equity ("EVPE") models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different if rates change. Results falling outside prescribed ranges require action by management. At March 31, 2003 and December 31, 2002, DNB's variance in the economic value of equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points is within its negative 3% guideline, as shown in the tables below. At March 31, 2003 and December 31, 2002, DNB's variance in the economic value of equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points is within the DNB's negative 3% policy guideline, however the change as a percentage of the present value of equity was a negative 28.8% and 35.1%, respectively, which is outside of DNB's negative 25% policy. This occurred as the duration of DNB's assets shortened more quickly than the duration of its liabilities. Subsequent to March 31, 2003, management has taken the necessary steps to move this ratio within policy guidelines, including but not limited to reducing the level of Federal funds sold, purchasing municipal securities with positive convexity, promoting five year fixed rate lending and attempting to shorten the overall duration of deposits through pricing.

(Dollars in thousands)
                                          March 31, 2003                    December 31, 2002
                               ---------------------------------    -------------------------------
Change in rates                   Flat       -200bp      +200bp       Flat      -200bp     +200 bp
                               ---------   ---------   ---------    ---------  --------   ---------
Economic Value of
     Portfolio Equity .......  $  27,199   $  19,377   $  25,461    $  27,381  $ 17,760   $ 28,553
Change ......................                 (7,821)     (1,738)                (9,621)     1,172
Change as a % of assets .....                  (2.0%)      (0.4%)                 (2.5%)      0.3%
Change as a % of PV equity ..                 (28.8%)      (6.4%)                (35.1%)      4.3%

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 240.15d-14(c) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the report we file or submit under the Exchange Act.

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

               Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

               Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not Applicable

ITEM 5.   OTHER INFORMATION

               Not Applicable

ITEM 6.
(a)      EXHIBITS:

               99.1 Certification of Chief Executive Officer and Chief Financial
                    Officer  pursuant  to Section 906 of  Sarbanes-Oxley  Act of
                    2002.

           (b) REPORTS ON FORM 8-K

               Current report on Form 8-K dated and filed January 31, 2003, Items 7 and 9.

               Current report on Form 8-K dated and filed February 27, 2003,
               Item 7.

                                   SIGNATURES

     Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       DNB FINANCIAL CORPORATION
                                                              (Registrant)



DATE:  May 14, 2003                                  /S/ Henry F. Thorne
                                                     ---------------------------
                                                     Henry F. Thorne, President
                                                     and Chief Executive Officer



DATE:  May 14, 2003                                  /S/ Bruce E. Moroney
                                                     ---------------------------
                                                     Bruce E. Moroney
                                                     Chief Financial Officer

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


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Henry F. Thorne
-------------------
Henry F. Thorne
Chief Executive Officer
May 14, 2003

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


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Bruce E. Moroney
---------------------
Bruce E. Moroney
Chief Financial Officer
May 14, 2003