Form 10-Q
period 2003-06-30
DNB FINANCIAL CORP /PA/
filed 2003-08-14
CIK 713671

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: June 30, 2003 or [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

                    [X] Yes                       [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                    [ ] Yes                       [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock ($1.00 Par Value)                                1,800,103
            (Class)                                    (Shares Outstanding as of
                                                             August 14, 2003)
--------------------------------------------------------------------------------

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY

                                      INDEX

PART  I - FINANCIAL INFORMATION                                         PAGE NO.

ITEM 1.       FINANCIAL STATEMENTS (Unaudited):

     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
     June 30, 2003 and December 31, 2002                                       3

     CONSOLIDATED STATEMENTS OF OPERATIONS
     Three Months Ended June 30, 2003 and 2002                                 4

     CONSOLIDATED STATEMENTS OF OPERATIONS
     Six Months Ended June 30, 2003 and 2002                                   5

     CONSOLIDATED STATEMENTS OF CASH FLOWS
     Six Months Ended June 30, 2003 and 2002                                   6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     June 30, 2003 and December 31, 2002                                       7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   10

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK                                               20

ITEM 4.       CONTROLS AND PROCEDURES                                         21

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS                                               22

ITEM 2.       CHANGE IN SECURITIES AND USE OF PROCEEDS                        22

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                                 22

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF                              22
              SECURITY HOLDERS

ITEM 5.       OTHER INFORMATION                                               22

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                22

SIGNATURES                                                                    24

DNB FINANCIAL CORPORATION
Consolidated Statements of Financial Condition (Unaudited)
(Dollars in thousands, except per share data)
                                                                    June 30,  December 31,
                                                                       2003         2002
------------------------------------------------------------------------------------------
Assets
Cash and due from banks .........................................   $  11,104    $  11,551
Federal funds sold ..............................................        --         10,473
                                                                    ---------    ---------
Total cash and cash equivalents .................................      11,104       22,024
                                                                    ---------    ---------
Investment securities available for sale, at fair value .........     136,043      137,365
Investment securities (market value $52,651
   in 2003 and $22,811 in 2002) .................................      52,392       22,430
Loans, net of unearned income ...................................     184,765      187,585
Allowance for loan losses .......................................      (4,583)      (4,546)
                                                                    ---------    ---------
Net loans .......................................................     180,182      183,039
                                                                    ---------    ---------
Office property and equipment, net ..............................       7,907        8,092
Accrued interest receivable .....................................       1,653        1,890
Bank owned life insurance .......................................       5,691        5,577
Deferred income taxes ...........................................       1,515          980
Other assets ....................................................       3,947        2,971
                                                                    ---------    ---------
Total assets ....................................................   $ 400,434    $ 384,368
                                                                    =========    =========

Liabilities and Stockholders' Equity
Liabilities
Non-interest-bearing deposits ...................................   $  49,098    $  45,117
Interest-bearing deposits:
   NOW accounts .................................................      56,305       50,400
   Money market .................................................      58,897       59,457
   Savings ......................................................      43,413       39,569
   Time .........................................................      78,809       93,259
                                                                    ---------    ---------
Total deposits ..................................................     286,522      287,802
                                                                    ---------    ---------
Federal funds purchased .........................................       3,784           --
Borrowings ......................................................      78,724       63,728
Junior subordinated debentures ..................................       5,000        5,000
                                                                    ---------    ---------
Total borrowings ................................................      87,508       68,728
                                                                    ---------    ---------
Accrued interest payable ........................................         931        1,164
Other liabilities ...............................................         474          466
                                                                    ---------    ---------
Total liabilities ...............................................     375,435      358,160
                                                                    ---------    ---------

Stockholders' Equity
Preferred stock, $10.00 par value;
   1,000,000 shares authorized; none issued .....................          --           --
Common stock, $1.00 par value;
   10,000,000 shares authorized; 1,919,556 and 1,902,478
   issued, respectively .........................................       1,920        1,902
Treasury stock, at cost (116,622 and 81,427 shares, respectively)      (2,487)      (1,687)
Surplus .........................................................      23,569       23,402
Retained earnings ...............................................       3,631        3,184
Accumulated other comprehensive loss ............................      (1,634)        (593)
                                                                    ---------    ---------
Total stockholders' equity ......................................      24,999       26,208
                                                                    ---------    ---------
Total liabilities and stockholders' equity ......................   $ 400,434    $ 384,368
                                                                    =========    =========

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share data)
                                                      Three Months Ended June 30
                                                      --------------------------
                                                             2003          2002
--------------------------------------------------------------------------------
Interest Income:
   Interest and fees on loans and leases ............   $    3,195   $    3,603
   Interest and dividends on investment securities:
   Taxable ..........................................        1,183        1,684
   Tax-free .........................................          114          125
   Tax preferred ....................................           92          157
   Interest on Federal funds sold ...................           12           17
                                                        ----------   ----------
   Total interest income ............................        4,596        5,586
                                                        ----------   ----------
Interest Expense:
   Interest on Federal funds purchased ..............            4            3
   Interest on NOW, money market and savings ........          282          463
   Interest on time deposits ........................          580          893
   Interest on FHLB advances ........................          943          893
   Interest on junior subordinated debentures .......           66           73
   Interest on lease obligations ....................           25           25
                                                        ----------   ----------
   Total interest expense ...........................        1,900        2,350
                                                        ----------   ----------

Net interest income .................................        2,696        3,236
Provision for loan losses ...........................           --           --
                                                        ----------   ----------
Net interest income after provision for loan losses .        2,696        3,236
                                                        ----------   ----------

Non-interest Income:
   Service charges ..................................          307          258
   Wealth management ................................          171           97
   Gains on sales of investment securities ..........          129           69
   Increase in cash surrender value of BOLI .........           54           49
   Other ............................................          175          152
                                                        ----------   ----------
Total non-interest income ...........................          836          625
                                                        ----------   ----------
Non-interest Expense:
   Salaries and employee benefits ...................        1,642        1,575
   Furniture and equipment ..........................          379          323
   Occupancy ........................................          209          196
   Professional and consulting ......................          119          146
   Marketing ........................................           81          125
   Printing and supplies ............................           97          102
   Other ............................................          474          441
                                                        ----------   ----------
   Total non-interest expense .......................        3,001        2,908
                                                        ----------   ----------
Income before income taxes ..........................          531          953
Income tax expense ..................................          103          215
                                                        ----------   ----------
Net income ..........................................   $      428   $      738
                                                        ==========   ==========

Earnings Per Share:
   Basic ............................................   $     0.24   $     0.41
   Diluted ..........................................         0.23         0.40

Cash dividends per share ............................         0.13         0.12

Weighted average number of common shares outstanding:
   Basic ............................................    1,815,783    1,822,340
   Diluted ..........................................    1,855,294    1,862,693
                                                        ==========   ==========

See accompanying notes to consolidated financial statements

Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share data)
                                                        Six Months Ended June 30
                                                        ------------------------
                                                            2003         2002
--------------------------------------------------------------------------------
Interest Income:
   Interest and fees on loans and leases ............   $    6,493   $    7,043
Interest and dividends on investment securities:
   Taxable ..........................................        2,393        3,441
   Tax-free .........................................          166          252
   Tax-preferred ....................................          231          321
   Interest on Federal funds sold ...................           42           44
                                                        ----------   ----------
   Total interest income ............................        9,325       11,101
                                                        ----------   ----------
Interest Expense:
   Interest on Federal funds purchased ..............            4            3
   Interest on NOW, money market and savings ........          593          930
   Interest on time deposits ........................        1,313        1,951
   Interest on FHLB advances ........................        1,864        1,776
   Interest on junior subordinated debentures .......          132          152
   Interest on lease obligations ....................           49           50
                                                        ----------   ----------
   Total interest expense ...........................        3,955        4,862
                                                        ----------   ----------

Net interest income .................................        5,370        6,239
Provision for loan losses ...........................           --           --
                                                        ----------   ----------
Net interest income after provision for loan losses .        5,370        6,239
                                                        ----------   ----------

Non-interest Income:
   Service charges ..................................          605          504
   Wealth management ................................          312          198
   Gains on sales of investment securities ..........          129           69
   Increase in cash surrender value of BOLI .........          114           98
   Other ............................................          350          304
                                                        ----------   ----------
   Total non-interest income ........................        1,510        1,173
                                                        ----------   ----------
Non-interest Expense:
   Salaries and employee benefits ...................        3,171        3,104
   Furniture and equipment ..........................          733          645
   Occupancy ........................................          404          398
   Professional and consulting ......................          235          312
   Marketing ........................................          143          192
   Printing and supplies ............................          165          179
   Other ............................................          912          878
                                                        ----------   ----------
     Total non-interest expense .....................        5,763        5,708
                                                        ----------   ----------
Income before income taxes ..........................        1,117        1,704
Income tax expense ..................................          197          358
                                                        ----------   ----------
Net income ..........................................   $      920   $    1,346
                                                        ==========   ==========

Earnings Per Share:
   Basic ............................................   $     0.51   $     0.73
   Diluted ..........................................         0.50         0.72

Cash dividends per share ............................         0.26         0.25

Weighted average number of common shares outstanding:
   Basic ............................................    1,819,155    1,832,227
   Diluted ..........................................    1,858,417    1,870,608
                                                        ==========   ==========

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)
                                                        Six Months Ended June 30
                                                               2003        2002
                                                            --------    --------
Cash Flows From Operating Activities:
Net income ..............................................  $    920    $  1,346
Adjustments to reconcile net income to net cash provided
   by operating activities:
Depreciation and amortization ...........................     1,707       1,015
Gains on sales of investments ...........................      (129)        (69)
Decrease in accrued interest receivable .................       237          89
Decrease in deferred taxes ..............................      --           (52)
(Increase) decrease in other assets .....................      (976)      1,577
Increase in investment in bank owned life insurance .....      (114)        (98)
Decrease in accrued interest payable ....................      (233)       (303)
Decrease in current taxes payable .......................      (433)        (80)
Increase in other liabilities ...........................       441          36
                                                           --------    --------
Net Cash Provided By Operating Activities ...............     1,420       3,461
                                                           --------    --------

Cash Flows From Investing Activities:
Proceeds from maturities & paydowns of AFS securities ...    45,136      19,362
Proceeds from maturities & paydowns of HTM securities ...     9,653      17,344
Purchase of AFS securities ..............................   (59,143)    (19,393)
Purchase of HTM securities ..............................   (39,783)    (21,752)
Proceeds from sale of AFS securities ....................    12,867       9,866
Net decrease (increase) in loans ........................     2,857      (6,041)
Purchase of office property and equipment ...............      (339)       (520)
                                                           --------    --------

Net Cash Used In Investing Activities ...................   (28,752)     (1,134)
                                                           --------    --------

Cash Flows From Financing Activities:
Net decrease in deposits ................................    (1,280)    (12,700)
Increase in Federal funds purchased .....................     3,784       1,968
Decrease in lease obligations ...........................        (4)         (3)
Increase in FHLB advances ...............................    15,000          --
Proceeds from exercise of options .......................       185          87
Dividends paid ..........................................      (473)       (452)
Purchase of treasury stock ..............................      (800)       (973)
                                                           --------    --------

Net Cash Provided (Used) In Financing Activities ........    16,412     (12,073)
                                                           --------    --------
Net Change in Cash and Cash Equivalents .................   (10,920)     (9,746)
Cash and Cash Equivalents at Beginning of Period ........    22,024      18,628
                                                           --------    --------
Cash and Cash Equivalents at End of Period ..............  $ 11,104    $  8,882
                                                           ========    ========

Supplemental Disclosure Of Cash Flow Information:
Cash paid during the period for:
Interest ................................................  $  4,188    $  5,165
Income taxes ............................................       166         438
                                                           ========    ========

Supplemental Disclosure Of Non-Cash Flow Information:
Change in unrealized losses on securities-AFS ...........  $ (1,576)   $    189
Change in deferred taxes due to change in unrealized
   losses on securities-AFS .............................       535         (60)
                                                            ========    ========
See accompanying notes to consolidated financial statements.

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1:   BASIS OF PRESENTATION AND RESTATEMENT

     The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiaries, Downingtown National Bank (the "Bank") and DNB Capital Trust I (the "Trust"), have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior period amounts not affecting net income are reclassified when necessary to conform with current period classifications. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148"). This statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The requirements of Statement No. 148 are effective for fiscal years ending after December 15, 2002, except for financial reports containing condensed financial statements for interim periods for which disclosure is effective for periods beginning after December 31, 2002. DNB applies APB Option No. 25 in accounting for its Stock Option Plan, and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had DNB determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, DNB's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(Dollars in thousands, except per share data)       Three Months Ended      Six Months Ended
                                                         June 30                 June 30
                                                      2003          2002     2003       2002
                                                    -------      -------   -------   ---------

Net income as reported ..........................   $   428      $   738   $   920   $   1,346
Total stock based employee compensation expense
     determined under fair value based method for
     all awards, net of related tax effects .....        68          183        68         183
                                                    -------      -------   -------   ---------
Pro forma net income ............................   $   360      $   555   $   852   $   1,163

Earnings per share
     Basic-as reported ..........................   $  0.24      $  0.41   $  0.51   $    0.73
     Basic-pro forma ............................      0.20         0.30      0.47        0.63

     Diluted-as reported ........................   $  0.23      $  0.40   $  0.50   $    0.72
     Diluted-pro forma ..........................      0.19         0.30      0.46        0.62

NOTE 2: EARNINGS PER SHARE (EPS)

     Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur from the conversion of common stock equivalents (i.e., stock options) and is computed using the treasury stock method. For the three and six months ended June 30, 2003, 45,915 and 40,753 stock options were not included in the earnings per share calculation because such options were antidilutive. For the three and six months ended June 30, 2002, 35,590 and 50,510 stock options were not included because such options were antidilutive. These options may be dilutive in the future. Earnings per share, dividends per share and weighted average shares outstanding have been adjusted to reflect the effects of the 5% stock dividend paid in December 2002. Net income and the weighted average number of shares outstanding for basic and diluted EPS for the three and six months ended June 30, 2003 and 2002 are reconciled as follows:

(In thousands, except per share data)
                                                                          Three months ended                 Three months ended
                                                                              June 30, 2003                     June 30, 2002
                                                                    -------------------------------    -----------------------------
                                                                    Income      Shares      Amount     Income      Shares    Amount
                                                                    ------      ------     --------    ------      ------   --------
Basic EPS:
Income available to common stockholders .........................   $  428      1,816     $   0.24     $  738       1,822   $  0.41
Effect of dilutive common stock equivalents-
     stock options ..............................................       --         39        (0.01)        --          41     (0.01)
                                                                    ------     ------     ---------    ------      ------   --------
Diluted EPS .....................................................   $  428      1,855     $   0.23     $  738       1,863   $  0.40
                                                                    ======     ======     =========    ======      ======   ========

                                                                            Six months ended                  Six months ended
                                                                              June 30, 2003                     June 30, 2002
                                                                    -------------------------------    -----------------------------
                                                                    Income      Shares     Amount      Income      Shares    Amount
                                                                    ------      ------    ---------    ------      ------   -------
Basic EPS:
Income available to common stockholders .........................   $  920      1,819     $   0.51     $1,346       1,832   $  0.73
Effect of dilutive common stock equivalents-
      stock options .............................................       --         39        (0.01)        --          39     (0.01)
                                                                    ------     ------     ---------    ------      ------   --------
Diluted EPS .....................................................   $  920      1,858     $   0.50     $1,346       1,871   $  0.72
                                                                    ======     ======     =========    ======      ======   ========


NOTE 3:   COMPREHENSIVE INCOME

     Comprehensive income includes all changes in stockholders' equity during the period, except those resulting from investments by owners and distributions to owners. Comprehensive income for all periods consisted of net income and other comprehensive (loss) income relating to the change in unrealized (losses) gains on investment securities available for sale, as shown in the following table:

(Dollars in thousands)                                   For three months ended June 30         For six months ended June 30
                                                         ------------------------------         ----------------------------
                                                               2003           2002                    2003        2002
                                                             -------        -------                 -------      -------
COMPREHENSIVE INCOME:
Net Income ...........................................       $   428        $   738                $   920       $ 1,346
Other comprehensive (loss) income, net of tax,
  relating to unrealized (losses) gains on investments          (679)           749                 (1,041)          129
                                                             -------        -------                -------       -------
Total comprehensive (loss) income ....................       $  (251)       $ 1,487                $  (121)      $ 1,475
                                                             =======        =======                =======       =======

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

NOTE 5:   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94.3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this statement had no impact on DNB's financial condition, equity, results of operations or disclosures.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148"). This statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Statement also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002. The disclosures required by this filing have been included in this filing. This Statement announces that "in the near future, the Board plans to consider whether it should propose changes to the U.S. standards on accounting for stock-based compensation". There was no impact of this statement on DNB's financial condition, equity, or results of operations. The annual and interim disclosure requirements of this statement have been complied with.

     In April 2003, the FASB issued SFAS No. 149, Amendment to Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The statement is applied prospectively and is effective for contracts entered into or modified after June 30, 2003, except for SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and certain provisions relating to forward purchases and sales on securities that do not yet exist. The adoption on April 1, 2003 of the components of this statement which address SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 did not have a material impact on the DNB's consolidated interim financial position and results of operations. The adoption of the remaining components of SFAS No. 149 is not anticipated to have a material impact on DNB's financial condition, equity or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS No. 150"). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. DNB does not expect the adoption of this Statement to have a impact on DNB's financial condition, equity or results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF DNB'S BUSINESS AND
BUSINESS STRATEGY

     DNB Financial Corporation is a bank holding company whose bank subsidiary, Downingtown National Bank, is a nationally chartered commercial bank with trust powers, and a member of the FDIC. DNB provides a broad range of banking services to individual and corporate customers through its nine full service community offices located throughout Chester County, Pennsylvania. DNB is a community bank that focuses its lending and other services on businesses and consumers in the local market area. DNB funds all these activities with retail and business deposits and borrowings. Through its DNB Advisors division, Downingtown National Bank provides wealth management and trust services to individuals and businesses throughout Chester County. The Bank and its subsidiary, DNB Financial Services, Inc., make available certain nondepositary products and services, such as securities brokerage, mutual funds, life insurance and annuities.

     DNB has embanked on a strategy called "Building Our Future". The key goal of this strategy is to become the "Bank of Choice" in Chester County by delivering consistent, high quality customer service to businesses and individuals. It is our desire to assist our customers in any way that will help them to become successful. To that end, we will continue to make appropriate investments in all areas of our business including people, technology, facilities and marketing.

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

FINANCIAL CONDITION

     DNB's total assets were $400.4 million at June 30, 2003 compared to $384.4 million at December 31, 2002. Investment securities (AFS and HTM) increased $28.6 million or 18% to $188.4 million at June 30, 2003. Significant declines in mortgage-backed securities (MBS) and collateralized mortgage obligation's (CMO) occurred as lowered interest rates spurred paydowns of approximately $40.5 million. In addition, investment maturities and sales totaled $21.0 million. Cashflows from these transactions were used to reinvest $87.4 million in MBS's & CMO's and $11.4 million in tax-free municipal securities. Net loans were $184.8 million, compared to $187.6 million at December 31, 2002. Federal funds purchased were $3.8 million at June 30, 2003, compared to Federal funds sold of $10.5 million at December 31, 2002.

     Deposits at June 30, 2003 totaled $286.5 million, down $1.3 million or 0.4% from $287.8 million at December 31, 2002. Time deposits were down $14.4 million and money market accounts declined $560,000. NOW, non-interest-bearing and savings accounts increased $5.9 million, $4.0 million and $3.8 million, respectively, reflecting customer preferences for short-term deposits in this low interest rate environment. FHLB advances increased $15.0 million or 24% to $78.0 million at June 30, 2003. Federal funds purchased increased $3.8 million to $3.8 million at June 30, 2003.

     At June 30, 2003, stockholders' equity was $25.0 million or $13.77 per share, compared to $26.2 million or $14.33 per share at December 31, 2002. The decrease in stockholders' equity was the result of a $1.0 million increase in unrealized losses in investment securities available for sale, the purchase of 35,000 shares of treasury stock ($800,000), as well as dividends paid of $473,000 or $0.26 per share, partially offset by net income of $920,000 for the six months ended June 30, 2003.

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

     On a tax-equivalent basis, net interest income declined $572,000 or 17.0% to $2.8 million for the three month period ended June 30, 2003 and $927,000 or 14.4% to $5.5 million for the six month period ending June 30, 2003 compared to the same periods in 2002. The decreases were attributable to the effects of rate changes as interest-earning assets, particularly investment securities, were reinvested at lower rates. The reduction in net interest income from the effects of rate changes amounted to $591,000 and $899,000 for each period, respectively. The effect of volume changes in both periods were minimal. DNB's earnings continue to be severely impacted by the historically low interest rate environment. With strong mortgage refinancing activity, cash flows from residential loans and mortgage-backed securities have been reinvested in lower yielding assets. Consequently, our net interest margin has declined as the yields on our loan and securities portfolio dropped faster than our ability to reduce interest paid on deposits and other borrowed funds.


     The following tables set forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three and six months ended June 30, 2003 compared to the same periods in 2002 (tax-exempt yields and yields on agency-preferred stock that have a 70% dividend received deduction have been adjusted to a tax equivalent basis using a 34% tax rate). For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (i) changes in rate (change in rate multiplied by old volume) and (ii) changes in volume (change in volume multiplied by old rate). The net change attributable to the combined impact of rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

                                        Three Months Ended June 30, 2003
                                                Compared to 2002
Increase (Decrease) Due to
                                           Rate      Volume      Total
                                         --------   --------   --------
Interest-earning assets:
Loans ................................   $  (316)   $   (92)   $  (408)
Investment securities
     Taxable .........................      (745)       245       (500)
     Tax-exempt ......................       (45)        26        (19)
     Tax-preferred equity securities .      (100)        11        (89)
Federal funds sold ...................        (6)      --           (6)
                                         --------   --------   --------
     Total ...........................   $(1,212)   $   190    $(1,022)
                                         --------   --------   --------
Interest-bearing liabilities:
Federal funds purchased ..............        --          1          1
Savings, NOW and money market deposits      (190)         9       (181)
Time deposits ........................      (255)       (58)      (313)
FHLB advances ........................      (169)       219         50
Junior subordinated debentures .......        (7)        --         (7)
                                         --------   --------   --------
Total ................................      (621)       171       (450)
                                         --------   --------   --------
Net Interest Income ..................   $  (591)   $    19    $  (572)
                                         ========   ========   ========

                                         Six Months Ended June 30, 2003
                                                Compared to 2002
Increase (Decrease) Due to
                                           Rate      Volume      Total
                                         --------   --------   --------
Interest-earning assets:
Loans ................................   $  (470)   $   (80)   $  (550)
Investment securities
     Taxable .........................    (1,348)       300     (1,048)
     Tax-exempt ......................       (57)       (55)      (112)
     Tax-preferred equity securities .      (149)        27       (122)
Federal funds sold ...................       (14)        12         (2)
                                         --------   --------   --------
     Total ...........................   $(2,038)   $   204    $(1,834)
                                         --------   --------   --------

Interest-bearing liabilities:
Federal funds purchased ..............        --          1          1
Savings, NOW and money market deposits      (353)        17       (336)
Time deposits ........................      (490)      (149)      (639)
FHLB advances ........................      (275)       363         88
Junior subordinated debentures .......       (21)        --        (21)
                                         --------   --------   --------
     Total ...........................    (1,139)       232       (907)
                                         --------   --------   --------
Net Interest Income ..................   $  (899)   $   (28)   $  (927)
                                         ========   ========   ========



PROVISION FOR LOAN LOSSES

     To provide for known and inherent losses in the loan portfolio, DNB maintains an allowance for loan losses. Provisions for loan losses are expensed in current periods, while loan losses are charged directly against the allowance and recoveries on previously charged-off loans are added to the allowance. In establishing its allowance for loan losses, management considers the size and risk exposure of each segment of the loan portfolio, past loss experience, present indicators of risk such as delinquency rates, levels of nonaccruals, and other relevant factors. Management's evaluation of the loan portfolio generally includes reviews, on a sample basis, of individual borrowers regardless of size and reviews of problem borrowers of $100,000 or greater. Consideration is also given to examinations performed by regulatory agencies, primarily the Office of the Comptroller of the Currency ("OCC"). The evaluations are also based on management's review of the economy, interest rates, general market conditions, estimates of the fair value of collateral, financial strength and ability of the borrowers and guarantors to pay, and considerations regarding the current and anticipated operating or sales environment. These estimates are particularly susceptible to change and may result in a material adjustment to the allowance. While management uses the latest information available to make its evaluation of the adequacy of the allowance, future adjustments may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

     There were no provisions made during the three and six months ended June 30, 2003, and 2002 since management determined the allowance for loan losses was adequate based on its analysis and the level of net recoveries/(charge-offs) compared to the total allowance. Net loan recoveries (charge-offs) were $37,000 for the six months ended June 30, 2003, compared to $(263,000) for the year ended December 31, 2002 and $(15,000) for the six months ended June 30, 2002. The percentage of net recoveries/ (charge-offs) to total average loans was .02%, (.14%) and (.01%) for the same respective periods. Another measure of the adequacy of the allowance is the coverage ratio of the allowance to non-performing loans, which was 227.9% at June 30, 2003, compared to 117.5% at December 31, 2002. In addition, the ratio of non-performing loans to total loans was 1.09% at June 30, 2003, compared to 2.06% at December 31, 2002.

     The following table summarizes the changes in the allowance for loan losses for the periods indicated. Real estate includes both residential and commercial real estate.



                                6 Months     Year     6 Months
                                 Ended      Ended      Ended
                                6/30/03   12/31/02    6/30/02

Beginning balance ..........   $ 4,546    $ 4,809    $ 4,809
Provisions .................        --         --         --
Loans charged off:
       Real estate .........       (11)        --         --
       Commercial ..........      (204)      (221)        --
       Consumer ............       (58)       (89)       (42)
                               -------    -------    -------
           Total charged off      (273)      (310)       (42)
Recoveries:
       Real estate .........        98         18         10
       Commercial ..........       195         18         11
       Consumer ............        17         11          6
                               -------    -------    -------
           Total recoveries        310         47         27
                               -------    -------    -------
Net recoveries/(charge-offs)        37       (263)       (15)
                               -------    -------    -------
Ending balance .............   $ 4,583    $ 4,546    $ 4,794
                               =======    =======    =======

NON-INTEREST INCOME

     Total non-interest income includes service charges on deposit products; fees received in connection with the sale of nondepository products and services, including fiduciary and investment advisory services offered through DNB Advisors; securities brokerage products and services and insurance brokerage products and services offered through DNB Financial Services; and other sources of income such as increases in the cash surrender value of bank owned life insurance ("BOLI"), net gains on sales of investment securities and other real estate owned ("OREO") properties. In addition, DNB receives fees for cash management, merchant services, debit cards, safe deposit box rentals, check cashing, lockbox services and similar activities.

     For the three and six month periods ended June 30, 2003, non-interest income was $836,000 and $1.5 million, respectively, compared to $625,000 and $1.2 million for the same periods in 2002. Income from DNB's Wealth Management Group (DNB Advisors and DNB Financial Services) rose $74,000 to $171,000 and $114,000 to $312,000 for the three and six month periods, respectively. Increases in gains from sales of investments of $60,000 were reflected in the three and six months periods ending June 30, 2003. In addition, income from the cash surrender value of the bank owned life insurance rose $5,000 to $54,000 and $16,000 to $114,000 for the three and six month periods, respectively.

     Other non-interest income increased $23,000 and $46,000 to $175,000 and $350,000 for the three and six month periods ended June 30, 2003, respectively. The increase in other income for the three and six month periods reflected higher commissions on STAR/Visa debit card products and cash management fees.

NON-INTEREST EXPENSE

     Non-interest expense includes salaries & employee benefits, furniture & equipment, occupancy, professional & consulting fees as well as printing & supplies, marketing and other less significant expense items.

     Non-interest expenses increased $93,000 to $3.0 million and $55,000 to $5.8 million for the three and six month periods ended June 30, 2003, compared to the same periods ended June 30, 2002. The increase during the three and six month periods was due to increases in a majority of the expense categories, as discussed below.

     Salaries & employee benefits increased $67,000 or 4.17% to $1.6 million and $67,000 or 2.2% to $3.2 million for the three and six months ended June 30, 2003, compared to $1.6 million and $3.1 million for the same periods in 2002. The increase in this category largely reflects severance payments of $67,000.

     Furniture & equipment and occupancy expense increased $56,000 or 17.3% to $379,000 and $88,000 or 13.6% to $733,000 for the three and six months ended June 30, 2003, respectively, compared to $323,000 and $645,000 for the same periods in 2002. The increase was due to higher levels of equipment depreciation relating to a new bank-wide voice-mail system and other equipment/software upgrades.

     Professional & consulting expense decreased $27,000 or 22.7% to $119,000 and $77,000 or 24.7% to $235,000 for the three and six month periods ended June 30, 2003, respectively, compared to $146,000 and $312,000 for the same periods in 2002. The decrease was due to one-time recoveries of $48,000 of legal fees on two delinquent loans, as well as expenses incurred for Bank-wide training and consulting services for various areas of the Bank during 2002 that were not incurred in 2003.

INCOME TAXES

     Income tax expense was $103,000 and $197,000 for the three and six months ended June 30, 2003, respectively, compared to $215,000 and $358,000 for the same periods in 2002. The effective tax rate was 19% for the three month period and 18% for the six month period ending June 30, 2003 compared to 23% and 21% for the same periods ending June 30, 2002. The effective tax rates were less than the statutory rate due to the effect of tax exempt income, tax credits recognized on a low-income housing limited partnership and DNB's ownership of BOLI policies relative to a lower level of pretax income.

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

(Dollars in thousands)                                 June 30   Dec. 31 June 30
                                                        2003      2002     2002
                                                       ------    ------   ------
Nonaccrual Loans:
     Residential mortgage ..........................   $  330     $  285  $  214
     Commercial mortgage ...........................      434     1,057      193
     Commercial ....................................      260       254      248
                                                       ------    ------   ------
Total nonaccrual loans .............................    1,527     3,354    2,310

Loans 90 days past due and still accruing ..........      484       514      549
Troubled debt restructurings .......................       --        --       --
                                                       ------    ------   ------
Total non-performing loans .........................    2,011     3,868    2,859
Other real estate owned ............................       --        --       --
                                                       ------    ------   ------
Total non-performing assets ........................   $2,011    $3,868   $2,859
                                                       ======    ======   ======

     The following table sets forth the DNB's asset quality and allowance coverage ratios at the dates indicated:

                                                       June 30   Dec. 31 June 30
                                                         2003      2002    2002
                                                       -------   -------  ------

Non-performing Loans/Total Loans ...................      1.1%      2.1%    1.5%
Non-performing Assets/Total Assets .................      0.5       1.0     0.8
Allowance for Loan Losses/Total Loans ..............      2.5       2.4     2.5
Allowance for Loan Losses/Total Loans and OREO .....      2.5       2.4     2.5
Allowance for Loan Losses/Non-performing Assets ....    227.9     117.5   167.7
Allowance for Loan Losses/Non-performing Loans .....    227.9     117.5   167.7

     If interest income had been recorded on nonaccrual loans, interest would have been increased as shown in the following table:

                                                      6 Months   Year   6 Months
                                                         Ended   Ended   Ended
(Dollars in thousands)                                 6/30/03  12/31/02 6/30/02
                                                       -------  -------- -------

Interest income which would have been recorded
       under original terms ........................   $  50    $ 230      $  82
Interest income recorded during the period .........     (47)    (159)      (46)
                                                       ------   ------     -----
Net impact on interest income ......................   $   3    $  71     $  36
                                                       ======   ======     =====

     Information regarding impaired loans is as follows:

                                               6 Months      Year       6 Months
                                                 Ended       Ended         Ended
(Dollars in thousands)                          6/30/03     12/31/02     6/30/02
                                                -------     --------     -------

Total recorded investment .................      $  509       $2,400      $  932
Average recorded investment ...............         931        2,000       1,251
Specific ALLL allocation ..................          --           --          --
Total cash collected ......................           3           47          21
Interest income recorded ..................          --           21          21
                                                 ======      =======      ======

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

     At June 30, 2003 DNB has $14.1 million in commitments to fund commercial real estate, construction and land development. In addition, DNB had commitments to fund $8.4 million in home equity lines of credit and $11.2 million in other unused commitments. Management anticipates the majority of these commitments will be funded by means of normal cash flows. In addition, $46.7 million of time deposits at DNB are scheduled to mature during the six months ending December 31, 2003. Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by cash flow from loans and investments.

     On July 25, 2001, DNB authorized the buyback of up to 175,000 shares of its Common Stock over an indefinite period. The buyback, if fully completed, would reduce the number of outstanding shares by approximately 10%. The repurchases are to be conducted through open market or privately negotiated transactions. Shares purchased in the program are held as treasury stock. During the period ending June 30, 2003, DNB repurchased 35,195 shares of its Common Stock pursuant to the program at a total cost of $800,000.

     Stockholders' equity decreased to $25.0 million at June 30, 2003 as a result of a decrease in market value of available for sale investments, net of tax ($1 million), the purchase of treasury stock ($800,000) and dividends paid ($473,000), partially offset by the year-to-date profit reported for the six months then ended ($920,000). The Bank's common equity position at June 30, 2003 exceeds the regulatory required minimums. The following table summarizes data and ratios pertaining to DNB's capital structure.

                                                                                         To Be Well
                                                                                     Capitalized Under
                                                                For Capital          Prompt Corrective
                                          Actual             Adequacy Purposes       Action Provisions
                                   -------------------      ------------------      -------------------
(Dollars in thousands)              Amount       Ratio      Amount       Ratio       Amount       Ratio
                                   -------      ------      ------       -----      -------      ------
DNB Financial Corporation

As of June 30, 2003:
   Total risk-based capital ....   $32,691      12.71%      $20,571      8.00%      $25,713      10.00%
   Tier 1 capital ..............    29,460      11.46        10,285      4.00        15,428       6.00
   Tier 1 (leverage) capital ...    29,460       7.41        15,912      4.00        19,890       5.00

Downingtown National Bank
As of June 30, 2003:
   Total risk-based capital ....   $30,791      11.98%      $20,565      8.00%      $25,706      10.00%
   Tier 1 capital ..............    27,561      10.72        10,282      4.00        15,424       6.00
   Tier 1 (leverage) capital ...    27,561       6.93        15,906      4.00        19,883       5.00


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

OPERATING ENVIRONMENT AND CERTAIN TRENDS

     DNB operates its franchise throughout Chester County, PA. Chester County has extremely attractive demographics, which makes it one of the fastest growing counties in Pennsylvania. Due to these factors, the operating environment is very competitive as Chester County hosts over 40 banks, thrifts and credit unions. In addition, brokerage firms, mutual fund companies and boutique investment firms dot the landscape. This intense competition continually puts pressures on DNB's margins and operating results as competitors offer a full range of loan, deposit and investment products and services. In addition, many of these competitors are much larger than DNB and consistently outspend the Bank in marketing to attract new customers. We anticipate these pressures will continue to adversely affect DNB's margins.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     As a financial institution, DNB's earnings are significantly affected by general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, and the strength of the United States economy and local economies in which we operate. For example, an economic downturn, increase in unemployment, or other events that negatively impact household and/or corporate incomes could decrease the demand for DNB's loan and non-loan products and services and increase the number of customers who fail to pay interest or principal on their loans.

     The Financial Accounting Standards Board's Interpretation No. 46 and its Statement of Financial Accounting Standards ("SFAS") 150 will affect certain special-purpose entities ("SPEs") that banking and other companies hold off the balance sheet. Beginning in the third quarter of 2003, companies with SPEs may be required to consolidate them onto their balance sheets. One of the potential results of this change could be to reclassify trust-preferred securities as debt rather than equity. This raises the question whether, as a result, bank regulatory agencies would begin to treat trust preferred securities as debt not qualifying for Tier 1 capital status for purposes of calculating certain regulatory capital ratios of bank holding companies and federally insured depository institutions. On July 2, 2003, the Federal Reserve Board announced that, for the time being, bank holding companies should continue to include trust preferred securities as elements of Tier 1 capital. However, it is uncertain whether the Federal Reserve Board will maintain this position indefinitely or, if it decides to disqualify trust preferred securities as elements of Tier 1 capital, whether the Federal Reserve Board will "grandfather" the Tier 1 capital status of existing issues of trust preferred securities. If the Federal Reserve Board were to change its treatment of trust preferred securities and not grandfather existing issues, DNB (and not the Bank) would be required to reduce its Tier 1 capital for regulatory purposes. Management does not believe that such an adjustment would have a material adverse impact on DNB or the Bank.

     Geopolitical conditions can also affect DNB's earnings. Acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and our military conflicts including the aftermath of the war with Iraq, could impact business conditions in the United States.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     DNB utilizes Modified Duration of Equity and Economic Value of Portfolio Equity ("EVPE") models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different if rates change. Results falling outside prescribed ranges require action by management. At June 30, 2003 and December 31, 2002, DNB's variance in the economic value of equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points is within its negative 3% guideline, as shown in the tables below. At June 30, 2003 and December 31, 2002, DNB's variance in the economic value of equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points is within the DNB's negative 3% policy guideline, however the change as a percentage of the present value of equity was a negative 27.6% for a negative 200 basis point rate change, which is outside of DNB's negative 25% policy. This occurred as the duration of DNB's assets shortened more quickly than the duration of its liabilities. Subsequent to June 30, 2003, management has taken the necessary steps to move this ratio within policy guidelines, including but not limited to reducing the level of Federal funds sold, purchasing municipal securities with positive convexity, promoting five year fixed rate lending and attempting to shorten the overall duration of deposits through pricing.

                                                 June 30, 2003                             December 31, 2002
                                    ------------------------------------         -----------------------------------
Change in rates                        Flat         -200bp       +200bp            Flat        -200bp        +200bp
                                    --------      ---------    ---------         ---------    ---------     --------
Economic Value of
     Portfolio Equity ..........    $ 26,694      $ 19,334     $ 24,624          $  27,381    $ 17,760      $ 28,553
         Change ................                    (7,360)      (2,070)                        (9,621)        1,172
         Change as a % of assets                    (1.84%)      (0.52%)                         (2.5%)         0.3%
Change as a % of PV equity .....                   (27.57%)      (7.75%)                        (35.1%)         4.3%


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

ITEM 1.   LEGAL PROCEEDINGS

                Not Applicable

ITEM 2.   CHANGES IN SECURITIES

                Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

                Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                At the Corporation's Annual Meeting held April 30, 2003, the stockholders voted as follows:

         A. Election of Class "B" Directors: James J. Koegel

                             For:  1,384,633                   Withheld:  75,824
                                             Eli Silberman

                             For:   1,384,683                  Withheld:  75,324

                                             Henry F. Thorne

                             For:   1,375,032                  Withheld:  84,925


         B. The motion to ratify the appointment of KPMG LLP as the independent auditors for the fiscal year ending December 31, 2003 was voted on as follows:

                For:   1,387,023        Against:  61,265        Abstain:  11,669


 ITEM 5.   OTHER INFORMATION

                Not Applicable

ITEM 6.
(a)      EXHIBITS:

               31.1 Certification  Pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002 for the Chief Executive Officer.

               31.2 Certification  Pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002 for the Chief Financial Officer.

               32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

           (b) REPORTS ON FORM 8-K

                    Current report on Form 8-K dated and filed April 3, 2003, Items 7 and 9. The Chief Executive Officer and Chief Financial Officer of DNB Financial Corporation (the "Company") each submitted to the Securities and Exchange Commission on March 24, 2003 the certifications required by
                    Section 906 of the Sarbanes-Oxley Act of 2002 in connection with the filing of the Company's Annual Report on Form 10-K for the period ending December 31, 2002.

                    Current  report on Form 8-K dated and filed April 24,  2003,
                    Item 7 and 9. DNB Financial Corporation filed a Current Report on Form 8-K disclosing the Company's press release announcing first quarter 2003 earnings and an amended Code of Ethics for all directors, the principal executive officer, senior financial officers, and employees as required by Section 406(b) of the Sarbanes-Oxley Act of 2002.

                    Current  report on Form 8-K  dated  and filed May 28,  2003,
                    Item 7 and 9. The Board of Directors of DNB Financial Corporation declared a cash dividend of $0.13 per share for the second quarter of 2003 to shareholders of record on June 10, 2003.


                    Current  report on Form 8-K dated  and filed  June 3,  2003,
                    Item 7 and 9. On June 2, 2003, DNB Financial Corporation issued a press release announcing two new additions to its Board of Directors, as well as its executive staff. Also, Board member William S. Latoff was elected Chairman of the Board during the Board's reorganizing meeting.

                                   SIGNATURES

     Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  DNB FINANCIAL CORPORATION
                                                         (Registrant)



DATE:  August 14, 2003                            /S/ Henry F. Thorne
                                                  ------------------------------
                                                  Henry F. Thorne, President
                                                  and Chief Executive Officer



DATE:  August 14, 2003                            /S/ Bruce E. Moroney
                                                  ------------------------------
                                                  Bruce E. Moroney
                                                  Chief Financial Officer