Form 10-Q
period 2003-09-30
DNB FINANCIAL CORP /PA/
filed 2003-11-14
CIK 713671

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (MARK ONE)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

              FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2003
                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

                    [X] Yes                   [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                    [ ] Yes                   [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 COMMON STOCK ($1.00 Par Value)                           1,799,930
            (Class)                             (Shares Outstanding as of
                                                    November 14, 2003)
---------------------------------------------------------------------------

                   DNB FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX

PART  I - FINANCIAL INFORMATION                                        PAGE NO.

ITEM 1.       FINANCIAL STATEMENTS (Unaudited):

     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
     September 30, 2003 and December 31, 2002                             3

     CONSOLIDATED STATEMENTS OF OPERATIONS
     Three Months Ended September 30, 2003 and 2002                       4

     CONSOLIDATED STATEMENTS OF OPERATIONS
     Nine Months Ended September 30, 2003 and 2002                        5

     CONSOLIDATED STATEMENTS OF CASH FLOWS
     Nine Months Ended September 30, 2003 and 2002                        6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     September 30, 2003 and December 31, 2002                             7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS              11

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK                                          24

ITEM 4.       CONTROLS AND PROCEDURES                                    25

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS                                          26

ITEM 2.       CHANGE IN SECURITIES AND USE OF PROCEEDS                   26

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                            26

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF                         26
              SECURITY HOLDERS

ITEM 5.       OTHER INFORMATION                                          26

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                           26

SIGNATURES                                                               27

ITEM 1  FINANCIAL STATEMENTS (Unaudited)

DNB FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data)


                                                                                              September 30,   December 31,
                                                                                                  2003           2002
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks .....................................................................   $  12,042    $  11,551
Federal funds sold ..........................................................................          --       10,473
                                                                                                ---------    ---------
Total cash and cash equivalents .............................................................      12,042       22,024
                                                                                                ---------    ---------
Investment securities available for sale, at market value ...................................     147,050      137,365
Investment securities held to maturity (market value $56,459
   in 2003 and $22,811 in 2002) .............................................................      57,207       22,430
Loans, net of unearned income ...............................................................     189,138      187,585
Allowance for loan losses ...................................................................      (4,571)      (4,546)
                                                                                                ---------    ---------
Net loans ...................................................................................     184,567      183,039
                                                                                                ---------    ---------
Office property and equipment, net ..........................................................       7,781        8,092
Accrued interest receivable .................................................................       1,860        1,890
Bank owned life insurance ...................................................................       5,746        5,577
Deferred income taxes .......................................................................       1,327          980
Other assets ................................................................................       3,680        2,971
                                                                                                ---------    ---------
TOTAL ASSETS ................................................................................   $ 421,260    $ 384,368
                                                                                                =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Non-interest-bearing deposits ...............................................................   $  52,226    $  45,117
Interest-bearing deposits:
   NOW accounts .............................................................................      53,568       50,400
   Money market .............................................................................      56,463       59,457
   Savings ..................................................................................      43,775       39,569
   Time .....................................................................................      73,944       93,259
                                                                                                ---------    ---------
TOTAL DEPOSITS ..............................................................................     279,976      287,802
                                                                                                ---------    ---------
Borrowings ..................................................................................     109,696       63,728
Trust preferred debt securities .............................................................       5,000        5,000
                                                                                                ---------    ---------
TOTAL BORROWINGS ............................................................................     114,696       68,728
                                                                                                ---------    ---------
Accrued interest payable ....................................................................         876        1,164
Other liabilities ...........................................................................         949          466
                                                                                                ---------    ---------
TOTAL LIABILITIES ...........................................................................     396,497      358,160
                                                                                                ---------    ---------

STOCKHOLDERS' EQUITY
Preferred stock, $10.00 par value;
   1,000,000 shares authorized; none issued .................................................          --           --
Common stock, $1.00 par value;
   10,000,000 shares authorized; 1,923,725 and 1,902,478
   issued, respectively .....................................................................       1,924        1,902
Treasury stock, at cost (131,315 and 81,427 shares, respectively) ...........................      (2,832)      (1,687)
Surplus .....................................................................................      23,645       23,402
Retained earnings ...........................................................................       3,295        3,184
Accumulated other comprehensive loss, net ...................................................      (1,269)        (593)
                                                                                                ---------    ---------
TOTAL STOCKHOLDERS' EQUITY ..................................................................      24,763       26,208
                                                                                                ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................................................   $ 421,260    $ 384,368
                                                                                                =========    =========

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)             Three Months Ended September 30
--------------------------------------------             -------------------------------
                                                             2003               2002
                                                         ----------        -------------
INTEREST INCOME:
   Interest and fees on loans and leases ............      $  3,413            $ 3,653
   Interest on taxable investment securities ........         1,064              1,528
   Interest on tax-free investment securities .......           163                 47
   Interest on tax-preferred equity securities ......            93                158
   Interest on Federal funds sold ...................             2                 44
                                                            -------            -------
   Total interest income ............................         4,735              5,430
                                                            -------            -------
INTEREST EXPENSE:
   Interest on time deposits ........................           475                877
   Interest on NOW, money market and savings ........           220                464
   Interest on FHLB advances ........................           975                903
   Interest on trust preferred debt securities ......            67                 74
   Interest on lease obligations ....................            25                 25
   Interest on Federal funds purchased ..............             7                  4
                                                              -----              -----
   Total interest expense ...........................         1,769              2,347
                                                              -----              -----
NET INTEREST INCOME .................................         2,966              3,083
Provision for loan losses ...........................            --                 --
                                                              -----              -----
Net interest income after provision for loan losses .         2,966              3,083
                                                              -----              -----
NON-INTEREST INCOME:
Service charges .....................................           318                277
Wealth management ...................................           173                124
Net (loss) gain on sales of investment securities ...          (466)                96
Increase in cash surrender value of BOLI ............           145                 44
Other ...............................................           186                168
                                                              -----              -----
Total non-interest income ...........................           356                709
                                                              -----              -----
NON-INTEREST EXPENSE:
Salaries and employee benefits ......................         2,135              1,552
Furniture and equipment .............................           426                335
Occupancy ...........................................           225                210
Professional and consulting .........................           224                145
Marketing ...........................................            93                124
Printing and supplies ...............................            96                 65
Other ...............................................           497                395
                                                              -----              -----
Total non-interest expense ..........................         3,696              2,826
                                                              -----              -----

(Loss) income before income taxes ...................          (374)               966
Income tax (benefit) expense ........................          (272)               236
                                                              -----              -----
NET (LOSS) INCOME ...................................        $ (102)             $ 730
                                                              =====              =====

COMMON SHARE DATA:
EARNINGS PER SHARE:
Basic ...............................................   $     (0.06)       $      0.40
Diluted .............................................         (0.06)              0.39
CASH DIVIDENDS PER SHARE ............................   $      0.13        $      0.12
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic ............................................     1,798,247          1,823,956
   Diluted ..........................................     1,798,247          1,861,769


 See accompanying notes to consolidated financial statements


CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)             Nine Months Ended September 30
--------------------------------------------             ------------------------------
                                                             2003              2002
                                                         ----------         -----------
INTEREST INCOME:
  Interest and fees on loans ........................   $     9,906        $    10,696
  Interest on taxable investment securities .........         3,456              4,968
  Interest on tax-free investment securities ........           329                299
  Interest on tax-preferred equity securities .......           325                479
  Interest on Federal funds sold ....................            43                 89
                                                             ------             ------
  Total interest income .............................        14,059             16,531
                                                             ------             ------
INTEREST EXPENSE:
   Interest on time deposits ........................         1,788              2,829
   Interest on NOW, money market and savings ........           812              1,393
   Interest on FHLB advances ........................         2,840              2,678
   Interest on trust preferred debt securities ......           199                227
   Interest on lease obligations ....................            74                 75
   Interest on Federal funds purchased ..............            11                  7
                                                              -----              -----
   Total interest expense ...........................         5,724              7,209
                                                              -----              -----
NET INTEREST INCOME .................................         8,335              9,322
Provision for loan losses ...........................            --                 --
                                                              -----              -----
Net interest income after provision for loan losses .         8,335              9,322
                                                              -----              -----

NON-INTEREST INCOME:
Service charges .....................................           923                781
Wealth management ...................................           486                322
Net (loss) gain on sales of investment securities ...          (337)               165
Increase in cash surrender value of BOLI ............           258                142
Other ...............................................           536                472
                                                              -----              -----
Total non-interest income ...........................         1,866              1,882
                                                              -----              -----
NON-INTEREST EXPENSE:
Salaries and employee benefits ......................         5,306              4,656
Furniture and equipment .............................         1,158                980
Occupancy ...........................................           629                608
Professional and consulting .........................           460                457
Marketing ...........................................           235                316
Printing and supplies ...............................           261                244
Other ...............................................         1,409              1,273
                                                              -----              -----
Total non-interest expense ..........................         9,458              8,534
                                                              -----              -----

Income before income taxes ..........................           743              2,670
Income tax (benefit) expense ........................           (75)               594
                                                              -----              -----
NET INCOME ..........................................         $ 818             $2,076
                                                              =====             ======

COMMON SHARE DATA:
EARNINGS PER SHARE:
Basic ...............................................   $      0.45        $      1.14
Diluted .............................................          0.44               1.11
CASH DIVIDENDS PER SHARE ............................   $      0.39        $      0.37
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic ............................................     1,812,135          1,829,440
   Diluted ..........................................     1,852,252          1,867,632

See accompanying notes to consolidated financial statements.


Consolidated Statements of Cash Flows
(Dollars in thousands)                                            Nine Months Ended September 30
----------------------                                            ------------------------------
                                                                      2003             2002
                                                                  ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ......................................................   $     818    $   2,076
Adjustments to reconcile net income to net cash provided
   by operating activities:
Depreciation and amortization ...................................       2,649        1,501
Loss (gain) on sale of investments ..............................         337         (165)
Decrease in accrued interest receivable .........................          30          600
Increase in investment in BOLI ..................................        (169)        (142)
(Increase) decrease in other assets .............................        (709)       1,147
Increase in deferred taxes ......................................        --            (79)
Decrease in accrued interest payable ............................        (288)        (359)
Decrease in current taxes payables ..............................        (442)         (88)
Increase in other liabilities ...................................         925          120
                                                                     --------     --------
NET CASH PROVIDED BY OPERATING ACTIVITIES .......................       3,151        4,611
                                                                     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities & paydowns of available for sale securities ..........      56,776       33,514
Maturities & paydowns of held to maturity securities ............      12,682       25,685
Purchase of available for sale securities .......................    (104,367)     (43,224)
Purchase of held to maturity securities .........................     (47,788)     (21,902)
Proceeds from sale of available for sale securities .............      35,013       25,107
Net increase in loans ...........................................      (1,528)      (7,485)
Purchase of office property and equipment .......................        (476)        (922)
                                                                     ---------    --------
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES ................     (49,688)      10,773
                                                                     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits ........................................      (7,826)      (5,590)
Increase in FHLB advances .......................................      42,889         --
Increase in Federal funds purchased .............................       3,085         --
Decrease in lease obligations ...................................          (6)          (5)
Purchase of treasury stock ......................................      (1,145)      (1,013)
Proceeds from exercise of stock options .........................         264          147
Dividends paid ..................................................        (706)        (677)
                                                                         ----         ----
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES ................      36,555       (7,138)
                                                                     --------     --------
NET CHANGE IN CASH AND CASH EQUIVALENTS .........................      (9,982)       8,246
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ................      22,024       18,628
                                                                     --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................    $ 12,042     $ 26,874
                                                                     ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest ........................................................   $   6,058    $   7,568
Taxes ...........................................................         166          686
SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:
Change in net unrealized losses on securities- available for sale   $  (1,023)   $     758
Change in deferred taxes due to change in net unrealized losses
     on securities- available for sale ..........................         347         (253)

See accompanying notes to consolidated financial statements.

                   DNB FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiaries, Downingtown National Bank (the "Bank") and DNB Capital Trust I (the "Trust"), have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior amounts not affecting net income are reclassified when necessary to conform with current period classifications. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2002.

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

                                                                              Three Months Ended         Nine Months Ended
                                                                                 September 30              September 30
                                                                              ------------------         -----------------
                                                                               2003         2002          2003        2002
                                                                              -----        -----         ------       ----
Net (loss) income as reported .........................................     $ (102)         $730          $ 818   $  2,076
Total stock based employee compensation expense
     determined under fair value based method for
     all awards, net of related tax effects ...........................         --            --             68        183
                                                                            ------         -----          -----    -------
Pro forma net (loss) income ...........................................     $ (102)        $ 730          $ 750    $ 1,893
                                                                            ======         =====          =====    =======

Earnings per share
     Basic-as reported ................................................    $ (0.06)       $ 0.40         $ 0.45     $ 1.14
     Basic-pro forma ..................................................      (0.06)         0.40           0.41       1.04

     Diluted-as reported ..............................................     $(0.06)       $ 0.39         $ 0.44     $ 1.11
     Diluted-pro forma ................................................      (0.06)         0.39           0.41       1.01

NOTE 2:  EARNINGS PER SHARE (EPS)

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur from the conversion of common stock equivalents (i.e., stock options) and is computed using the treasury stock method. For the three and nine months ended September 30, 2003, 186,052 and 39,032 outstanding stock options were not included because such options were antidilutive. For the three and nine months ended September 30, 2002, 101,157 and 67,392 outstanding stock options were not included because such options were antidilutive. These shares may be dilutive in the future. Earnings per share, dividends per share and weighted average shares outstanding have been adjusted to reflect the effects of the 5% stock dividend paid in December 2002. Net income and the weighted average number of shares outstanding for basic and diluted EPS for the three and nine months ended September 30, 2003 and 2002 are reconciled as follows:

                                                                Three months ended                   Three months ended
                                                                September 30, 2003                   September 30, 2002
                                                            --------------------------           -------------------------
         (Dollars in thousands)                             Income    Shares    Amount           Income    Shares   Amount

         Basic EPS
         Income available to common stockholders ......    $ (102)   $1,798   $ (0.06)          $  730   $1,824   $  0.40
         Effect of dilutive common stock equivalents-
         stock options ................................        --        --        --               --      38      (0.01)
                                                           ------    ------   -------           ------   ------   -------
         Diluted EPS ..................................    $ (102)   $1,798   $ (0.06)          $  730   $1,862   $  0.39
                                                           ======    ======   =======           ======   ======   =======



                                                               Nine months ended
                                                              Nine months ended
                                                              September 30, 2003
                                                              September 30,
                                                              2002.
                                                           ---------------------------            ----------------------------
         (Dollars in thousands)                            Income     Shares    Amount            Income     Shares     Amount
         Basic EPS
         Income available to common stockholders.......    $ 818      $1,812    $0.45             $2,076    $1,829      $1.14
         Effect of dilutive common stock equivalents-
         stock options.................................       --          40    (0.01)                 -        39      (0.03)
                                                           -----      ------    ------            ------    ------      ------
         Diluted EPS...................................    $ 818      $1,852    $0.44             $2,076    $1,868      $1.11
                                                           =====      ======    ======            ======    ======      ======


NOTE 3:   COMPREHENSIVE INCOME

Comprehensive income includes all changes in stockholders' equity during the period, except those resulting from investments by owners and distributions to owners. Comprehensive income for all periods consisted of net income and other comprehensive income relating to the change in unrealized gains on investment securities available for sale, as shown in the following tables:

(Dollars in thousands)                            Three months ended Sept. 30     Nine months ended Sept. 30
                                                  ---------------------------     --------------------------
                                                         2003      2002                 2003      2002
                                                         ----      ----                 ----      ----

COMPREHENSIVE INCOME:
Net (loss) income ................................     $ (102)   $  730                $ 818     $2,076
Other comprehensive income (loss), net of tax,
  relating to net unrealized losses on investments        365       376                 (676)       505
                                                       ------    ------                -----     ------
Total comprehensive income .......................     $  263    $1,106                $ 142     $2,581
                                                       ======    ======                =====     ======

NOTE 4:   TRUST PREFERRED DEBT SECURITIES


On July 20, 2001, DNB's subsidiary DNB Capital Trust I (the "Trust"), a Delaware business trust in which DNB owns all of the common equity, issued $5.0 million of floating rate (6 month Libor plus 3.75% to a cap of 12%) capital preferred securities ("TRuPS") to a qualified institutional buyer. The proceeds of these securities were used by the Trust, along with DNB's capital contribution, to purchase $5.2 million principal amount of DNB's floating rate junior subordinated debentures (the "debentures"). The debentures are the sole asset of the Trust. DNB's obligations under the TRuPS and related documents, taken together, constitute a full and unconditional guarantee by DNB of the Trust's obligation under the preferred securities. The preferred securities are redeemable by DNB on or after July 25, 2006, or earlier in the event of certain adverse tax or bank regulatory developments. The preferred securities must be redeemed upon maturity of the subordinated debentures on July 25, 2031.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF DNB'S BUSINESS

DNB Financial Corporation is a bank holding company whose bank subsidiary, Downingtown National Bank (the "Bank"), is a nationally chartered commercial bank with trust powers, and a member of the FDIC. DNB has nine full service offices located in Chester County, Pennsylvania. In addition to its main office at 4 Brandywine Avenue, they are: Little Washington Office (Intersection of Route 322 and Culbertson Run Road, Downingtown), East End Office (701 East Lancaster Avenue, Downingtown), Exton Office (410 Exton Square Parkway, Exton), Lionville Office (Intersection of Route 100 and Welsh Pool Road, Exton), Ludwig's Corner Office (Intersection of Routes 100 and 401, Uwchland), Caln Office (1835 East Lincoln Highway, Coatesville), West Goshen Office (1115 West Chester Pike, West Chester), Kennett Square Office (215 E. Cypress St., Kennett Square). The Bank also has a limited service office at Tel Hai Retirement Community (Beaver Dam Road, Honey Brook). Through its DNB Advisors division, Downingtown National Bank provides wealth management and trust services to individuals and businesses throughout Chester County. The Bank and its subsidiary, DNB Financial Services, Inc., make available certain nondepositary products and services, such as securities brokerage, mutual funds, life insurance and annuities. Customers may also visit DNB on its website at http://www.dnb4you.com.

ECONOMIC OUTLOOK AND BUSINESS STRATEGY

DNB's year-to-date net interest margin and earnings have been impacted by the historically low interest rate environment and recent economic uncertainties. Banks nationwide have experienced margin compression, slow loan growth and significant cash outflows from prepayments of their assets backed by residential loans. This current environment, as well as the market's outlook for a stronger economy and higher long-term interest rates were critical factors in management's initial step in a comprehensive plan designed to reposition its balance sheet and improve core earnings. During the quarter DNB sold $20 million of investment securities and invested the proceeds in higher yielding securities which management expects to provide improved cash flows. As further steps in the plan, DNB's management currently intends to reduce substantially the size of its investment portfolio during the next eighteen months and expand its loan portfolio through new originations, increased loan participations, as well as strategic loan and lease receivable purchases. Management also intends to reduce the absolute level of borrowings with cash flows from existing loans and investments as well from new core deposit growth. With regard to DNB's balance sheet repositioning, the degree to which these steps can be accomplished will depend on a number of factors, including changes in the interest rate environment for loans, investments and deposits, loan prepayments, market opportunities for new loan and participation originations, and the availability of loan and lease receivables for purchase at attractive prices and yields, as well as management's assessment of the timing of each of these opportunities and steps in light of future, unknown developments affecting DNB's business generally.

Also during the last six months, two key additions were made to DNB's management team. William J. Hieb joined the Bank as Executive Vice President and Chief Operating Officer in April and Richard M. Wright joined DNB in September to head up the Bank's retail network. In addition to these two important changes, management is in the process of expanding its lending and support staff to facilitate loan growth as part of its balance sheet restructuring plan.

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

3. Realization of deferred income tax items. Estimates of deferred tax assets and deferred tax liabilities make up the asset category titled, " net deferred tax asset." These estimates involve significant judgments and assumptions by management which may have a material impact on the carrying value of net deferred tax assets for financial reporting purposes. For a more detailed description of these items and estimates, see Note 11 (Federal Income Taxes) to DNB's audited consolidated financial statements for the fiscal year ended December 31, 2002 (the "Annual Financial Statements"), incorporated in DNB's 10-K for the year ended December 31, 2002.

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

FINANCIAL CONDITION

DNB's total assets were $421.3 million at September 30, 2003 compared to $384.4 million at December 31, 2002. Investment securities (AFS and HTM) increased $44.5 million or 27.8% to $204.3 million at September 30, 2003. Trust preferred securities decreased $19.6 million while US Agency and US Agency CMO's increased a combined $46.4 million and tax-free securities increased $23.4 million as DNB restructured its investment portfolio to achieve higher yields and provide improved cash flows. US Agency mortgage-backed securities and other CMO's decreased a combined $26.4 million due to high levels of prepayments in the low interest rate environment.

Total loans increased $1.6 million or 0.8% to $189.1 million at September 30, 2003, compared to $187.6 million at December 31, 2002. Significant increases occurred in the commercial and commercial mortgage portfolios, which grew a combined $6.8 million or 5.3%. In addition, consumer loans increased $3.6 million or 12.4%, as customers took advantage of historically low home equity rates. These increases were largely offset by a $8.8 million or 33.4% decline in residential mortgage loans, as customer refinancings reached unprecedented levels.

Deposits at September 30, 2003 totaled $280.0 million, down $7.8 million or 2.7% from $287.8 million at December 31, 2002. Time deposits were down $19.3 million and money market accounts decreased $3.0 million. Non-interest-bearing, savings and NOW accounts increased $7.1 million, $4.2 million and $3.2 million, respectively, reflecting customer preferences for short-term deposits in this low interest rate environment. Total borrowings increased $46.0 million to $114.7 million at September 30, 2003, compared to $68.7 million at December 31, 2003. Federal funds purchased rose $3.1 million and short-term FHLB advances rose $42.9 million as DNB borrowed to meet short-term liquidity needs.

At September 30, 2003, stockholders' equity was $24.8 million or $13.81 per share, compared to $26.2 million or $14.33 per share at December 31, 2002. The decrease in stockholders' equity was the result of a $676,000 decrease in the fair market value of available-for-sale securities, net of taxes, as well as the purchase of 49,888 shares to be held as treasury stock ($1.1 million) and dividends paid of approximately $706,000 or $.39 per share, partially offset by net income of $818,000 for the nine months ended September 30, 2003.

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

On a tax-equivalent basis, net interest income decreased $93,000 or 3.0% to $3.1 million, and $1.0 million or 10.8% to $8.6 million, respectively, for the three and nine month periods ended September 30, 2003, compared to the same periods in 2002. As shown in the following tables, the decrease in net interest income was largely attributable to rate changes, as interest-earning assets repriced less favorably and more quickly than interest-bearing liabilities. The effects of these rate changes reduced net interest income by $200,000 and $1.3 million, respectively, for the periods. Volume changes resulted in a $107,000 and $298,000 benefit to net interest income for the respective periods.

The following tables sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three and nine months ended September 30, 2003 compared to the same periods in 2002 (tax-exempt yields and yields on agency-preferred stock that have a 70% dividend received deduction have been adjusted to a tax equivalent basis using a 34% tax rate). For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (i) changes in rate (change in rate multiplied by old volume) and (ii) changes in volume (change in volume multiplied by old rate). The net change attributable to the combined impact of rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

                                                                                                        Three Months Ended
                                                                                                        September 30, 2003
                                                                                                         Compared to 2002
                                                                                                     -------------------------
                                                                                                     Increase (Decrease) Due to
                                                                                                     --------------------------
(Dollars in Thousands)                                                                                Rate      Volume   Total
                                                                                                     -----      ------   -----

Interest-earning assets:
Loans .............................................................................................   $ (63)   $(179)   $(242)
Investment securities-taxable .....................................................................    (706)     242     (464)
Investment securities-tax exempt ..................................................................     (47)     212      165
Investment securities-tax preferred ...............................................................     (99)      11      (88)
Federal funds sold ................................................................................     (12)     (30)     (42)
                                                                                                     ------   ------   ------
     Total ........................................................................................   $(927)   $ 256    $(671)
                                                                                                     ------   ------   ------

Interest-bearing liabilities:
Savings, NOW and money market deposits ............................................................   $(259)   $  15    $(244)
Time deposits .....................................................................................    (264)    (139)    (403)
Federal funds purchased ...........................................................................      (5)       9        4
Trust preferred securities ........................................................................      (7)    --         (7)
FHLB advances .....................................................................................    (192)     264       72
                                                                                                     ------   ------    -----
     Total ........................................................................................    (727)     149     (578)
                                                                                                     ------   ------    -----
Net interest income/interest rate spread ..........................................................   $(200)   $ 107    $ (93)
                                                                                                     ======   ======    =====

                                                                                                           Nine Months Ended
                                                                                                          September 30, 2003
                                                                                                           Compared to 2002
                                                                                                    --------------------------
                                                                                                    Increase (Decrease) Due to
                                                                                                    --------------------------
(Dollars in Thousands)                                                                               Rate       Volume    Total
                                                                                                    -----     -------    -----

Interest-earning assets:
Loans ........................................................................................... $  (553)   $  (237)   $  (790)
Investment securities-taxable ...................................................................  (2,300)       788     (1,512)
Investment securities-tax exempt ................................................................     (48)        86         38
Investment securities-tax preferred .............................................................    (267)        57       (210)
Federal funds sold ..............................................................................     (23)       (23)       (46)
                                                                                                  -------    -------    -------
     Total ...................................................................................... $(3,191)   $   671    $(2,520)
                                                                                                  -------    -------    -------

Interest-bearing liabilities:
Savings, NOW and money market deposits .......................................................... $  (613)   $    33    $  (580)
Time deposits ...................................................................................    (746)      (295)    (1,041)
FHLB advances ...................................................................................    (465)       626        161
Trust preferred securities ......................................................................     (28)        --        (28)
Federal funds purchased .........................................................................      (6)        10          4
Lease obligations ...............................................................................      --         (1)        (1)
                                                                                                  -------    -------    -------
     Total ......................................................................................  (1,858)       373     (1,485)
                                                                                                  -------    -------    -------
Net interest income/interest rate spread ........................................................ $(1,333)   $   298    $(1,035)
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

There were no provisions made during the nine months ended September 30, 2003 based on management's analysis of the loan portfolio and the level of net charge-offs compared to the total allowance. Net loan recoveries were $25,000 for the nine months ended September 30, 2003, compared to net loan charge-offs of $263,000 for the year ended December 31, 2002 and net loan charge-offs of $33,000 for the nine months ended September 30, 2002. The percentage of net recoveries (charge-offs) to total average loans was .02%, (0.14)% and (.02)% for the same respective periods. Another measure of the allowance is the coverage ratio of the allowance to non-performing loans, which was 357.5% at September 30, 2003, compared to 176.6% at September 30, 2002 and 117.5% at December 31, 2002. In addition, the ratio of non-performing loans to total loans was 0.7% at September 30, 2003, compared to 1.4% at September 30, 2002 and 2.1% at December 31, 2002.

The following table summarizes the changes in the allowance for loan losses for the periods indicated. Real estate includes both residential and commercial real estate.

                                                                         9 Months     Year    9 Months
                                                                           Ended     Ended      Ended
(Dollars in Thousands)                                                   9/30/03    12/31/02   9/30/02
                                                                         -------    --------   -------

Beginning balance ....................................................   $ 4,546    $ 4,809    $ 4,809
Provisions ...........................................................      --         --         --
Loans charged off:
       Real estate ...................................................       (11)      --         --
       Commercial ....................................................      (204)      (221)      --
       Consumer ......................................................       (89)       (89)       (72)
                                                                          ------    -------    -------
           Total charged off .........................................      (304)      (310)       (72)
                                                                          ------    -------    -------
Recoveries:
       Real estate ...................................................       110         18         15
       Commercial ....................................................       198         18         15
       Consumer ......................................................        21         11          9
                                                                              --         --    -------
           Total recoveries ..........................................       329         47         39
                                                                             ---         --    -------
Net recoveries (charge-offs) .........................................        25       (263)       (33)
                                                                         -------    -------    -------
Ending balance .......................................................   $ 4,571    $ 4,546    $ 4,776
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

For the three and nine month periods ended September 30, 2003, non-interest income was $356,000 and $1.9 million, respectively, compared to $709,000 and $1.9 million for the same periods in 2002. Service charges increased $41,000 and $142,000, to $318,000 and $923,000 for the three and nine month periods ended September 30, 2003, compared with the same periods in 2002. Much of the increase in this category came from non-sufficient funds ("NSF") fees, which rose $23,000 and $82,000, respectively, due to an increase in the volume of accounts as well as a concerted effort by management to reduce the waived fee percentage on deposit account overdrafts. ATM income also contributed to increased income with increases of $7,000 and $27,000 for the three and nine month periods ended September 30, 2003, compared with the same periods in 2002.

Income from Wealth Management rose $49,000 or 39% to $173,000 and $164,000 or 51% to $486,000 for the three and nine month periods, respectively. (Losses) gains and from sales of investments were ($466,000) and ($337,000) in 2003 and $96,000 and $165,000 in 2002 for the three and nine month periods, respectively. In addition, income from bank owned life insurance was $145,000 and $258,000, respective, for the three and nine month periods ending on September 30, 2002, an increase of $101,000 and $116,000 over the same respective periods in 2002.

Other non-interest income increased $18,000 and $65,000 to $186,000 and $536,000 for the three and nine month periods ended September 30, 2003, respectively. The increase in other income for the three and nine month periods reflected higher commissions on STAR/Visa debit card products and cash management fees.

NON-INTEREST EXPENSE

Non-interest expense includes salaries & employee benefits, furniture & equipment, occupancy, professional & consulting fees as well as printing & supplies, marketing and other less significant expense items.

Non-interest expenses increased $870,000 to $3.7 million and $924,000 to $9.5 million for the three and nine month periods ended September 30, 2003, compared to the same periods in 2002. The increase during the three and nine month periods was due to increases in a majority of the expense categories, as discussed below.

Salaries & employee benefits increased $583,000 or 38.0% to $2.1 million and $650,000 or 14.0% to $5.3 million for the three and nine months ended September 30, 2003, compared to $1.6 million and $4.7 million for the same periods in 2002. The increase in this category reflects higher levels of salaries, medical insurance benefits, and pension costs. Officer and employee salaries rose $199,000 year-over-year due to the increase in full-time equivalent employees, as well as normal merit increases. Medical insurance benefits expense increased $89,000 due to higher premiums, reflecting increased medical claims. Pension expense rose $350,000 as a direct result of increased service cost coupled with lower returns on plan assets.

Furniture & equipment expense increased $91,000 or 27.1% to $426,000 and $179,000 or 18.2% to $1.2 million for the three and nine months ended September 30, 2003, respectively. This compars to $335,000 and $980,000 for the same periods in 2002. The increase for the three and nine month periods in these categories was due to higher levels of equipment depreciation relating to a new bank-wide voice-mail system and depreciation on other recent equipment/software upgrades.

Occupancy expense increased approximately $15,000 or 7.2% to $225,000 and $21,000 or 3.4% to $629,000 for the three and nine months ended September 30, 2003, compared to $210,000 and $608,000 for the same periods in 2002. The modest increase was due to higher levels of depreciation and utility costs.

Marketing expense declined $32,000 or 25.4% to $93,000 and $81,000 or 25.4% to $235,000 for the three and nine months ended September 30, 2003, respectively, compared to $124,000 and $316,000 for the same periods in 2002.

Professional & consulting expense increased $79,000 or 55.2% to $224,000 for the three month period ended September 30, 2003, compared to $145,000 for the same period in 2002. The increase was due to costs incurred in the third quarter for services relating to human resources, legal services and other professional services. Professional & consulting expense increased slightly to $460,000 for the nine month period ended September 30, 2003, compared to $457,000 for the same period in 2002.

Printing & supplies expense increased $30,000 or 46.0% to $96,000 for the three month period ended September 30, 2003 compared to $65,000 same period in 2002. Printing & supplies expense increased $17,000 or 6.8% to $261,000 for the nine month period ended September 30, 2003, compared to $244,000 for the same period in 2002.

Other expenses include such items as postage, PA shares tax, insurance, ATM charges, OREO expense, satisfaction fees, appraisal fees, telephone & fax, and other miscellaneous expenses. Other expenses increased $102,000 or 25.8% and $136,000 or 10.6% to $497,000 and $1.4 million for the three and nine months ended September 30, 2003 compared to $395,000 and $1.3 million for the same periods in 2002.

INCOME TAXES

Income tax (benefit) expense was ($272,000) and ($75,000) for the three and nine months ending September 30, 2003 compared with $236,000 and $594,000 for the three and nine months ending September 30, 2002. The effective tax rate was (73%) and (10%) for the three and nine month period ending September 30, 2003, respectively, compared to 24% and 22% for the three and nine month periods ending September 30, 2002. The effective tax rates for both periods were less than the statutory rate due to the effect of tax-exempt income, tax credits recognized on a low-income housing limited partnership and income from bank-owned life insurance policies, relative to DNB's pre-tax income.

ASSET QUALITY

Non-performing assets are comprised of nonaccrual loans, loans delinquent over ninety days and still accruing and Other Real Estate Owned ("OREO"). Nonaccrual loans are loans for which the accrual of interest ceases when the collection of principal or interest payments is determined to be doubtful by management. It is the policy of DNB to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier, if considered prudent. Interest received on such loans is applied to the principal balance, or may in some instances, be recognized as income on a cash basis. A nonaccrual loan may be restored to accrual status when management expects to collect all contractual principal and interest due and the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms. OREO consists of real estate acquired by foreclosure or deed in lieu of foreclosure. OREO is typically carried at the lower of cost or estimated fair value, less estimated disposition costs. Any significant change in the level of nonperforming assets is dependent, to a large extent, on the economic climate within DNB's market area.

The following table sets forth those assets that are on nonaccrual status or contractually delinquent by 90 days or more and still accruing for the periods presented. DNB had no OREO at the end of all reported periods.


                                                                                    Sept. 30    Dec. 31    Sept. 30
(Dollars in Thousands)                                                                2003       2002        2002
                                                                                   -------      ------     -------


Nonaccrual Loans:
     Residential mortgage ......................................................   $   322     $   285     $   247
     Commercial mortgage .......................................................       190       1,057         190
     Commercial ................................................................       146       1,758       1,506
     Consumer ..................................................................        16         254         253
                                                                                   -------     -------     -------
Total nonaccrual loans .........................................................       674       3,354       2,196

Loans 90 days past due and still accruing ......................................       605         514         512
                                                                                   -------     -------     -------
Total non-performing assets ....................................................   $ 1,279     $ 3,868     $ 2,708
                                                                                   =======     =======     =======

The following table sets forth the DNB's asset quality and allowance coverage ratios at the dates indicated: Sept. 30 Dec. 31 Sept. 30 2003 2002 2002

Non-performing Loans/Total Loans ...............................................       0.7%        2.1%        1.4%
Non-performing Assets/Total Assets .............................................       0.3         1.0         0.7
Allowance for Loan Losses/Total Loans ..........................................       2.5         2.4         2.5
Allowance for Loan Losses/Total Loans and OREO .................................       2.5         2.4         2.5
Allowance for Loan Losses/Non-performing Assets ................................     176.4       117.5       176.4
Allowance for Loan Losses/Non-performing Loans .................................     176.4       117.5       176.4

If interest income had been recorded on nonaccrual loans, interest would have increased as shown in the following table:
                                                                                    9 Months      Year      9 Months
                                                                                      Ended      Ended       Ended
(Dollars in thousands)                                                              9/30/03     12/31/02    9/30/02

Interest income which would have been recorded
       under original terms ....................................................   $    66     $   230     $   117
Interest income recorded during the period .....................................       (47)       (159)        (47)
                                                                                   -------     -------     -------
Net impact on interest income ..................................................   $    19     $    71     $    70
                                                                                   =======     =======     =======

                                                                                    9 Months      Year      9 Months
                                                                                      Ended      Ended       Ended
(Dollars in thousands)                                                              9/30/03     12/31/02    9/30/02

Total recorded investment ......................................................   $   255     $ 2,400     $ 1,620
Average recorded investment ....................................................       382       2,000       1,194
Specific ALLL allocation .......................................................        --          --          --
Total cash collected ...........................................................         3          47         123
Interest income recorded .......................................................   $    --     $    21     $    21

LIQUIDITY AND CAPITAL RESOURCES

For a financial institution, liquidity is a measure of the ability to fund customers' needs for loans and deposit withdrawals. Management regularly evaluates economic conditions in order to maintain a strong liquidity position. One of the most significant factors considered by management when evaluating liquidity requirements is the stability of DNB's core deposit base. In addition to cash, DNB maintains a portfolio of short-term investments to meet its liquidity requirements. DNB has historically relied on cash flow from operations and other financing activities. Liquidity is provided by investing activities, including the repayment and maturing of loans and investment securities.

At September 30, 2003 DNB has $17.7 million in commitments to fund commercial real estate, construction and land development. In addition, DNB had commitments to fund $6.9 million in home equity lines of credit and $5.8 million in other unused commitments. Management anticipates the majority of these commitments will be funded by means of normal cash flows. In addition, $25.3 million of time deposits at DNB are scheduled to mature during the three months ending December 31, 2003. Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in Federal funds sold or by paydowns and maturities of loans and investments.

On July 25, 2001, DNB authorized the buyback of up to 175,000 shares of its Common Stock over an indefinite period. The buyback, if fully completed, would reduce the number of outstanding shares by approximately 10%. The repurchases are conducted through open market or privately negotiated transactions. Shares purchased in the program are held as treasury stock. Through September 30, 2003, DNB had repurchased 131,315 shares of its Common Stock pursuant to the program at a total cost of $2,832,000.

Stockholders' equity was $24.8 million or $13.81 per share, compared to $26.2 million or $14.33 per share at December 31, 2002. The decrease in stockholders' equity was the result of a $676,000 decrease in the fair market value of available-for-sale securities, net of taxes, as well as the purchase of 49,888 shares of treasury stock ($1.1 million) and dividends paid of approximately $706,000 or $.39 per share, partially offset by net income of $818,000 for the nine months ended September 30, 2003. The Corporation's common equity position at September 30, 2003 exceeds the regulatory required minimums. The following table summarizes data and ratios pertaining to the Corporation and the Bank's capital structure.

                                                                                                                   To Be Well
                                                                                                                Capitalized Under
                                                                                        For Capital             Prompt Corrective
                                                                Actual               Adequacy Purposes         Action Provisions
                                                          -----------------          -----------------         --------------------
(Dollars in thousands)                                    Amount      Ratio           Amount    Ratio           Amount       Ratio
----------------------                                    ------      -----          -------    ------         ---------     ------
DNB Financial Corporation
As of September 30, 2003:
   Total risk-based capital .................  $          32,063      13.60%         $20,362      8.00%         $25,452      10.00%
   Tier 1 capital ...........................             28,864      11.34           10,181      4.00           15,271       6.00
   Tier 1 (leverage) capital ................             28,864       7.24           15,953      4.00           19,941       5.00


                                                                                             To Be Well
                                                                                          Capitalized Under
                                                                   For Capital            Prompt Corrective
                                     Actual                    Adequacy Purposes          Action Provisions
                                ----------------               -----------------          -----------------
(Dollars in thousands)          Amount     Ratio               Amount      Ratio           Amount     Ratio
                                ------     -----               ------      -----          -------     -----


Downingtown National Bank
As of September 30, 2003:
   Total risk-based capital    $30,575      12.02%             $20,351      8.00%         $25,439      10.00%
   Tier 1 capital ..........    27,378      10.76               10,175      4.00           15,263       6.00
   Tier 1 (leverage) capital    27,378       6.87               15,947      4.00           19,934       5.00

In addition, the Federal Reserve Bank (the "FRB") leverage ratio rules require bank holding companies to maintain a minimum level of "primary capital" to total assets of 5.5% and a minimum level of "total capital" to total assets of 6%. For this purpose, (i) "primary capital" includes, among other items, common stock, certain perpetual debt instruments such as eligible Trust preferred securities, contingency and other capital reserves, and the allowance for loan losses, (ii) "total capital" includes, among other things, certain subordinated debt, and "total assets" is increased by the allowance for loan losses. DNB's primary capital ratio and its total capital ratio are both 7.2%, well in excess of FRB requirements.


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

FACTORS  THAT MAY  AFFECT  FUTURE  RESULTS

As a financial institution, DNB's earnings are significantly affected by general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, and the strength of the United States economy and local economies in which we operate. For example, an economic downturn, increase in unemployment, or other events that negatively impact household

and/or corporate incomes could decrease the demand for DNB's loan and non-loan products and services and increase the number of customers who fail to pay interest or principal on their loans.

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

FORWARD-LOOKING STATEMENTS

This report contains statements, that are not of historical facts and may pertain to future operating results or events or management's expectations regarding those results or events. These are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These forward-looking statements may include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", or words of similar meaning, or future or conditional verbs, such as "will", "would", "should", "could", or "may" are generally intended to identify forward-looking statements. These forward-looking statements are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are either beyond our control or not reasonably capable of predicting at this time. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from the results discussed in these forward-looking statements. Readers of this report are accordingly cautioned not to place undue reliance on forward-looking statements. DNB disclaims any intent or obligation to update publicly any of the forward-looking statements herein, whether in response to new information, future events or otherwise.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes Modified Duration of Equity and Economic Value of Portfolio Equity ("EVPE") models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different if rates change. Results falling outside prescribed ranges require action by management. At September 30, 2003 and December 31, 2002, DNB's variance in the economic value of equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the tables below. However, the change as a percentage of the present value of equity with a 200 basis point decline at December 31, 2002, was negative 35.1% and outside of DNB's negative 25% policy. This occurred as the duration of DNB's assets shortened more quickly than the duration of DNB's liabilities. Subsequent to December 31, 2002, management has taken the necessary steps to move this ratio within policy guidelines, including but not limited to reducing the level of Federal funds sold, purchasing municipal securities with positive convexity, promoting five year fixed rate lending and attempting to shorten the overall duration of deposits through pricing. At September 30, 2003 DNB's change as a percentage of the present value of equity with a 200 basis point rise was negative 28.3% and out of compliance. This occurred as the duration of DNB's liabilities shortened more quickly than the duration of DNB's assets. Management has focused on reducing the amount of its short-term borrowings and reducing the duration of its investment portfolio to bring this measure within policy guidelines.


                                                                      September 30, 2003                 December 31, 2002
                                                                  -------------------------      -------------------------------
   Change in rates ...........................................     Flat    -200bp   +200bp         Flat       -200bp     +200 bp
                                                                  ------  -------   -------      --------    --------    -------

   EVPE ......................................................  $ 29,444 $ 26,617  $ 21,112      $ 27,381    $ 17,760   $ 28,553
   Change ....................................................             (2,827)   (8,332)                   (9,621)     1,172
      Change as a % of assets ................................              (0.7%)    (2.0%)                    (2.5%)      0.3%
   Change as a % of PV equity ................................              (9.6%)   (28.3%)                   (35.1%)      4.3%


ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of September 30, 2003. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports we file or submit under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

Management and the Board of Directors of the Bank recently reviewed recent declines in the Bank's net interest margin and return on average assets, and in that connection evaluated the Bank's funds management practices to assess the quantity and quality of risk management over interest rate risk and liquidity risk. In that connection, management and the Board of Directors determined that the decline in net interest margin and the relatively high level of interest rate risk resulted from a number of factors. Those factors, and the related actions management and the Board of Directors presently intend to take include the following: improving the Bank's strategic plan and related controls to address recent slow loan growth, reduce dependency on investment portfolio income and improve the net income contribution of the loan portfolio; completing a review of the Bank's liquidity, asset and liability management policy and revising it where necessary; strengthening management of the investment portfolio, particularly to mitigate risks of future prepayments; reducing reliance on wholesale borrowings to fund investments; increasing monitoring and assessment of leverage strategies; strengthening asset-liability and interest rate risk management with regular monitoring; making greater use of available outside resources for monitoring and managing interest rate risk and asset-liability risks; evaluating asset-liability policies to determine that risk limits are appropriate; and providing for independent periodic evaluation of information and methods used in asset-liability and interest rate risk management. These proposed actions are subject to change in the future as management and the Board of Directors complete their evaluation of appropriate adjustments to the Bank's policies and procedures.

With the exception of the foregoing, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, and management is not aware of any significant deficiencies or material weaknesses, and therefore no corrective actions other than as described above were taken.

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

ITEM 6.
(a)      EXHIBITS:

                   31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.

                   31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.

                   32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.


           (b) REPORTS ON FORM 8-K

          Current report on Form 8-K dated and filed July 31, 2003. Items 7 and 12, DNB Financial Corporation discloses the Company's press release announcing second quarter 2003 earnings. Item 9, Regulation FD Disclosure - Sarbanes-Oxley Section 906 Certifications.

          Current report on Form 8-K dated and filed August 28, 2003. Items 7, The Board of Directors of DNB Financial Corporation declared a cash dividend of $0.13 per share for the third quarter of 2003 to shareholders of record on September 10, 2003. Item 9, Regulation FD Disclosure - Sarbanes-Oxley Section 906 Certifications.




                                   SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     DNB FINANCIAL CORPORATION
                                                                    (Registrant)



DATE:  November 14, 2003                         /S/ Henry F. Thorne
                                                     Henry F. Thorne, President
                                                     and Chief Executive Officer



DATE:  November 14, 2003                         /S/ Bruce E. Moroney
                                                     Bruce E. Moroney
                                                     Chief Financial Officer