Form 10-K
period 2003-12-31
DNB FINANCIAL CORP /PA/
filed 2004-03-29
CIK 713671

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                 _______________

                                    Form 10-K



[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.

                                       OR

[x] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

                         Commission file Number 0-16667


                            DNB Financial Corporation
             (Exact Name of registrant as specified in its charter)


          Pennsylvania                                    23-2222567
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
 of incorporation or organization)

         4 Brandywine Avenue
       Downingtown, Pennsylvania                          19335
(Address of principal executive offices)                (Zip Code)

                                 (610) 269-1040
               Registrant's telephone number, including area code


        Securities registered pursuant to Section 12 (b) of the Act: N/A

          Title of each class        Name of each exchange on which registered

                 N/A                                      N/A

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
[  ] Yes   [X] No

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                       $49.8 million as of March 18, 2004

Indicate the number of shares outstanding of each class of the registrant's classes of common stock, as of the latest practicable date.

            1,894,375 shares of Common Stock, $1 par value per share,
                      were outstanding as of March 18, 2004


                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2003 are incorporated by reference into Parts I, II and IV of this report.

2.       Portions of the Registrant's Definitive Proxy Statement relating to the
         Annual  Meeting  of   Shareholders  to  be  held  April  27,  2004  are
         incorporated by reference into Parts III and IV of this report.

                                             DNB FINANCIAL CORPORATION

                                                 Table of Contents

         Page

          Part I
              Item  1.   Business                                                                             4

              Item  2.   Properties                                                                          13

              Item  3.   Legal Proceedings                                                                   14

              Item  4.   Submission of Matters to a Vote of Security Holders                                 14


          Part II

              Item  5.   Market for Registrant's Common Equity and Related                                   14
                               Stockholder Matters

              Item  6.   Selected Financial Data                                                             14

              Item  7.   Management's Discussion and Analysis of Financial                                   14
                               Condition and Results of Operations

              Item  7A.  Quantitative and Qualitative Disclosures About Market Risk                          14

              Item  8.   Financial Statements and Supplementary Data                                         15

              Item  9.   Changes in and Disagreements with Accountants                                       15
                               on Accounting and Financial Disclosure

              Item 9A.   Controls and Procedures                                                             15

          Part III

              Item 10.   Directors and Executive Officers of the Registrant                                  16

              Item 11.   Executive Compensation                                                              16

              Item 12.   Security Ownership of Certain Beneficial Owners
                               and Management                                                                16

              Item 13.   Certain Relationships and Related Transactions                                      16

              Item 14.   Principal Accounting Fees and Services                                              16

          Part IV

              Item 15.   Exhibits, Financial Statement Schedules, and
                               Reports on Form 8-K                                                           16

         SIGNATURES


                            DNB FINANCIAL CORPORATION
                                    FORM 10-K

                           Forward-Looking Statements

This report contains statements, that are not of historical facts and may pertain to future operating results or events or management's expectations regarding those results or events. These are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These forward-looking statements may include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", or words of similar meaning, or future or conditional verbs, such as "will", "would", "should", "could", or "may" are generally intended to identify forward-looking statements. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those contemplated by such statements. For example, actual results may be adversely affected by the following possibilities: (1) competitive pressures among financial institutions may increase; (2) changes in interest rates may reduce banking interest margins;
(3) general economic conditions and real estate values may be less favorable than contemplated; (4) adverse legislation or regulatory requirements may be adopted; (5) other unexpected contingencies may arise; (6) DNB may change one or more strategies described in this document; or (7) management's evaluation of certain facts, circumstances or trends and the appropriate responses to them may change. These forward-looking statements are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are either beyond our control or not reasonably capable of predicting at this time. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from the results discussed in these forward-looking statements. Readers of this report are accordingly cautioned not to place undue reliance on forward-looking statements. DNB disclaims any intent or obligation to update publicly any of the forward-looking statements herein, whether in response to new information, future events or otherwise. With regard to DNB's balance sheet repositioning, the degree to which these steps can be accomplished will depend on a number of factors, including changes in the interest rate environment for loans, investments and deposits, loan prepayments, market opportunities for new loan and participation originations, and the availability of loan and lease receivables for purchase at attractive prices and yields, as well as management's assessment of the timing of each of these opportunities and steps in light of future, unknown developments affecting DNB's business generally.

                                     Part I

Item 1. Business
                                     General

     DNB Financial Corporation (the "Registrant" or "DNB"), a Pennsylvania business corporation, is a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System (Federal Reserve Board). Registrant was incorporated on October 28, 1982 and commenced operations on July 1, 1983 upon consummation of the acquisition of all of the outstanding stock of Downingtown National Bank (the "Bank"). Since commencing operations, Registrant's business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. At December 31, 2003, Registrant had total consolidated assets, total liabilities and stockholders' equity of $409.0 million, $383.6 million, and $25.4 million, respectively.

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

     The Bank's legal headquarters are located at 4 Brandywine Avenue, Downingtown, Pennsylvania. As of December 31, 2003, the Bank had total assets of $407.7 million, total deposits of $292.5 million and total stockholders' equity of $29.0 million. The Bank's business is not seasonal in nature. The FDIC, to the extent provided by law, insures its deposits. At December 31, 2003, the Bank had 114 full-time employees and 20 part-time employees.

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

                     Supervision and Regulation - Registrant

Sarbanes-Oxley Act of 2002 - On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") which imposed significant additional requirements and restrictions on publicly-held companies, such as the Registrant. These provisions include new requirements governing the composition and responsibilities of audit committees, financial disclosures and reporting and restrictions on personal loans to directors and officers. Sarbanes-Oxley, inter alia, now mandates chief executive and chief financial officer certifications of periodic financial reports, additional financial disclosures concerning off-balance sheet items, and speedier transaction reporting requirements for executive officers, directors and 10% shareholders. Rules promulgated and to be promulgated by the SEC pursuant to Sarbanes-Oxley impose substantial reporting and compliance obligations on management and boards of directors, and new obligations and restrictions on auditors, audit committees intended to enhance their independence from management. In addition, penalties for non-compliance with the federal securities laws are heightened. While the Registrant has and will incur significant additional expense complying with Sarbanes Oxley requirements, the Registrant does not anticipate this legislation to have any other material adverse impact on the Registrant.

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

     Gramm-Leach Bliley Act of 1999 ("GLB") - This law repeals certain restrictions on bank and securities firm affiliations, and allows bank holding companies to elect to be treated as a "financial holding company" that can engage in approved "financial activities," including insurance, securities underwriting and merchant banking. Banks without holding companies can engage in many of these new financial activities through a "financial subsidiary." The law also mandates functional regulation of bank securities activities. Banks' exemption from broker-dealer regulation would be limited to, for example, trust, safekeeping, custodian, shareholder and employee benefit plans, sweep accounts, private placements (under certain conditions), self-directed IRAs, third party networking arrangements to offer brokerage services to bank customers, and the like. It also requires banks that advise mutual funds to register as investment advisers. The legislation provides for state regulation of insurance, subject to certain specified state preemption standards. It establishes which insurance products banks and bank subsidiaries may provide as principal or underwriter, and prohibits bank underwriting of title insurance, but also preempts state laws interfering with affiliations. GLB prohibits approval of new de novo thrift charter applications by commercial entities and limits sales of existing so-called "unitary" thrifts to commercial entities. The law bars banks, savings and loans, credit unions, securities firms and insurance companies, as well as other "financial institutions," from disclosing customer account numbers or access codes to unaffiliated third parties for telemarketing or other direct marketing purposes, and enables customers of financial institutions to "opt out" of having their personal financial information shared with unaffiliated third parties, subject to exceptions related to the processing of customer transactions and joint financial services marketing arrangements with third parties, as long as the institution discloses the activity to its customers and requires the third party to keep the information confidential. It requires policies on privacy and disclosure of information to be disclosed annually, requires federal regulators to adopt comprehensive regulations for ensuring the security and confidentiality of consumers' personal information, and allows state laws to five consumers greater privacy protections. The GLB is likely to increase the competition the Bank faces, and this increased competition is likely to come from a wider variety of non-banking competitors as well as banks.

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

     Capital Rules - Pursuant to The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the laws it amended, the Federal banking agencies have issued certain "risk-based capital" guidelines, which supplemented existing capital requirements. In addition, the OCC imposes certain "leverage" requirements on national banks such as the Bank. Banking regulators have authority to require higher minimum capital ratios for an individual bank or bank holding company in view of its circumstances.

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

     Management does not anticipate that the foregoing capital rules will have a material effect on the Registrant's business and capital plans.

     Deposit Insurance Assessments - All Federally insured depository institutions pay special assessments toward the funding of interest payments on FICO bonds which were issued in 1989 to fund the savings and loan bailout. The special assessments are calculated on a deposit-by-deposit basis and differs depending upon whether a deposit is insured by SAIF or BIF. Currently, the special assessment rates are 6.1 basis points on all SAIF-assessable deposits, and 20% of that rate, or approximately 1.2 basis points, on all BIF-assessable deposits, regardless of whether an institution is a "bank", a "savings association". All assessable deposits at all institutions are assessed at the same rates in order to pay FICO bond interest.

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

     The following table sets forth the current BIF assessment rates by capital group and supervisory risk subgroup (with no minimum assessment amount):

                                                   Supervisory subgroup
                      Capital Group                A         B        C
                      -------------             -------------------------
                              1                    0          3      17
                              2                    3         10      24
                              3                    10        24      27

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

     USA PATRIOT Act - The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
(together with its implementing regulations, the "Patriot Act"), designed to deny terrorists and others the ability to obtain access to the United States financial system, has significant implications for banks and other financial institutions. It requires the Registrant and its subsidiaries to implement new policies and procedures or amend existing policies and procedures with respect to, anti-money laundering, compliance, suspicious activity and currency transaction reporting and due diligence on customers, as well as related matters. The Patriot Act permits and in some cases requires information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, and it requires federal banking agencies to evaluate the effectiveness of an institution in combating money laundering activities, both in ongoing examinations and in connection with applications for regulatory approval. While the Registrant has and will incur significant additional expense complying with Patriot Act requirements, the Registrant does not anticipate this legislation to have any other material adverse impact on the Registrant.

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

     Additional information regarding the Registrant's business is included in Management's Discussion and Analysis of Financial Condition and Results of Operations (pages 3 through 26) in the Registrant's 2003 Annual Report to Shareholders and is incorporated herein by reference and attached to this filing as Exhibit 13.

Item 2. Properties

     The main office of the Bank is located at 4 Brandywine Avenue, Downingtown, Pennsylvania 19335. The Registrant's registered office is also at this location. The Registrant pays no rent or other form of consideration for the use of the Bank's main office as its principal executive office. The Bank also has an operations center located at 104-106 Brandywine Avenue, Downingtown. With the exception of the West Goshen office, Exton office and a limited service office at Tel Hai Retirement Community, all of which are leased, the Bank owns all of its existing branches as described below which had a net book value of $5.4 million including leasehold improvements at December 31, 2003.

     The bank has nine full service offices located in Chester County, Pennsylvania. In addition to the Main Office discussed above, they are:

    Office                               Office Location                                Owned/Leased
------------------           ---------------------------------------------------         -----------
Caln Office                  1835 East Lincoln Highway, Coatesville                         Owned
East End Office              701 East Lancaster Avenue, Downingtown                         Owned
Exton Office                 410 Exton Square Parkway, Exton                                Leased
Kennett Square Office        215 E. Cypress St., Kennett Square                             Owned
Lionville Office             Intersection of Route 100 and Welsh Pool Road, Exton           Owned
Little Washington Office     Route 322 and Culbertson Run Road, Downingtown                 Owned
Ludwig's Corner Office       Intersection of Routes 100 and 401, Uwchland                   Owned
Tel Hai Office               Tel Hai Retirement Community, Honey Brook (Limited Service)    Leased
West Goshen Office           1115 West Chester Pike, West Chester                           Leased

Item 3. Legal Proceedings

     DNB is a party to a number of lawsuits arising in the ordinary course of business. While any litigation causes an element of uncertainty, management is of the opinion that the liability, if any, resulting from the actions, will not have a material effect on the accompanying financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted during the fourth quarter of 2003 to a vote of holders of the Corporation's common stock.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The information required herein is incorporated by reference to the Registrant's Annual Report to Shareholders ("Annual Report") for the year ended December 31, 2003 at page 25, filed as Exhibit 13.

Item 6. Selected Financial Data

     The information required herein is incorporated by reference to the Registrant's Annual Report for the year ended December 31, 2003 at page 2, filed as Exhibit 13.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required herein is incorporated by reference to the Registrant's Annual Report for the year ended December 31, 2003 from pages 4 to 27, filed as Exhibit 13.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

     To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes Modified Duration of Equity and Economic Value of Portfolio Equity ("EVPE") models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different if rates change. Results falling outside prescribed ranges require action by management. At December 31, 2003 and 2002, DNB's variance in the economic value of equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the tables below. However, the change as a percentage of the present value of equity with a 200 basis point decline at December 31, 2002, was negative 35.1% and outside of DNB's negative 25% policy. This occurred as the duration of DNB's assets shortened more quickly than the duration of DNB's liabilities. Subsequent to December 31, 2002, management has taken the necessary steps to move this ratio within policy guidelines, including but not limited to reducing the level of Federal funds sold, purchasing municipal securities with positive convexity, promoting five year fixed rate lending and attempting to shorten the overall duration of deposits through pricing. In addition management reduced the amount of its short-term borrowings and duration of its investment portfolio. At December 31, 2003 DNB's change as a percentage of the present value of equity with a 200 basis point rise was negative 19.3% and a 200 basis point decline was negative 11.7%; both well within policy guidelines.

                                               December 31, 2002                           December 31, 2003
Change in rates                            Flat      -200bp     +200bp                 Flat    -200bp   +200 bp
   EVPE                                 $33,915   $29,953     $27,357                 $27,381  $17,760   28,553
   Change                                          (3,691)     (6,557)                          (9,621)   1,172
   Change as a % of assets                          (1.0%)      (1.6%)                           (2.5%)    0.3%
   Change as a % of PV equity                      (11.7%)     (19.3%)                          (35.1%)    4.3%


Item 8. Financial Statements and Supplementary Data

     The information required herein is incorporated by reference to the Registrant's Annual Report for the year ended December 31, 2003 from pages 28 to 49, filed as Exhibit 13.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9a. Controls and Procedures

         The Registrant's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rule 15d-14(c)) as of December 31, 2003 in accordance with the requirements of Exchange Act Rule 240.15d-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Registrant's current disclosure controls and procedures are effective and timely, providing them with material information relating to the Registrant and its subsidiaries required to be disclosed in the reports the Registrant files under the Exchange Act.


         The Registrant conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting. Based on this evaluation, there has been no such change during the quarter that ended December 31, 2003.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

     The information required herein is incorporated by reference to the Registrant's Proxy Statement from pages 3 to 7. The Registrant's Code of Ethics is attached as Exhibit 14.

Item 11. Executive Compensation

     The information required herein is incorporated by reference to the Registrant's Proxy Statement from pages 8 to 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required herein is incorporated by reference to the Registrant's Proxy Statement at page 2.

Item 13. Certain Relationships and Related Transactions

     The information required herein is incorporated by reference to the Registrant's Proxy Statement at page 13.

Item 14. Principal Accountant Fees and Services

     The information required herein is incorporated by reference to the Registrant's Proxy Statement at page 27.

                                     Part IV

Item 15 Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) The following documents are filed as part of this report:

     (1.) Financial statements.

                                                                                                      Page
Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001                 *
Consolidated  Balance  Sheets  as of  December  31,  2003 and 2002                                     *
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
     December 31, 2003, 2002 and 2001                                                                  *
Consolidated Statements of Cash Flows for the Years Ended
     December  31,  2003,  2002 and 2001                                                               *
Notes to  Consolidated  Financial Statements                                                           *
Report of Independent Auditors -- KPMG LLP                                                             *

* Incorporated by reference to pages 28 through 50 of the Registrant's 2003 Annual Report to Shareholders attached to this filing as Exhibit 13.

                  (2.) Those financial statement schedules required to be filed by Item 8 of this form, and by paragraph (d) below. All schedules normally required by Form 10-K are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto contained in the Annual Report filed as part of this report.

                  (3.) Exhibits, pursuant to Item 601 of Regulation S-K.


         Exhibit Number Referred to
         Item 601 of Regulation S-K                Description of Exhibit
        3                  (i)                     Amended and Restated  Articles of  Incorporation,  as amended effective  June 15, 2001,  filed on August 14, 2001,  as Item
                                                   6(a) to Form 10Q (No.  0-16667)  and  incorporated  herein by reference.

                           (ii)                    By-laws of the Registrant as amended December 19, 2001, filed on March 24, 2002 at Item 3b to Form 10-K for the fiscal year ended December 31, 2001 (No. 0-16667) and incorporated herein by reference.

        10                 (a)                     Employment  Agreement between  Downingtown  National Bank and
                                                   Henry F. Thorne  dated  December  31, 1996 filed on March 26,
                                                   1999 at Item  10.1 to Form  10-K for the  fiscal  year  ended
                                                   December 31, 1998 (No.  0-16667) and  incorporated  herein by reference.

                           (b)                     Form of Change of Control  Agreements (i) dated May 5, 1998 between DNB Financial  Corporation and Downingtown National
                                                   Bank  and  the  following  executive  officers:  Ronald  K.
                                                   Dankanich;  Eileen M. Knott and Bruce E.  Moroney  and (ii)
                                                   dated July 18, 2000,  April 28, 2003 and September 22, 2003 between DNB Financial  Corporation and Downingtown National
                                                   Bank and Kristen J.  LaDow,  William J. Hieb and Richard M.
                                                   Wright,  respectively,  each in the form filed on March 26,
                                                   1999 at Item 10.2 to Form 10-K for the  fiscal  year  ended
                                                   December 31, 1998 (No.  0-16667),  and incorporated  herein by reference.

                           (c)                     1995  Stock  Option  Plan of DNB  Financial  Corporation  (as
                                                   amended and restated,  effective as of April 27, 1999), filed on May 20, 1999 as Exhibit 4 to  Registration  Statement  No.
                                                   33-93272, and incorporated herein by reference.

                           (d)                     Death Benefit Agreement between Downingtown National Bank and
                                                   Henry F. Thorne dated November 24, 1999, filed March 20, 2002 as Item 10(d) to Form 10-K for the fiscal year ended December
                                                   31, 2001 (No. 0-16667) and incorporated herein by reference.





                           (e)                     Form of Change of Control Agreements, as amended November 10,
                                                   2003,  between  DNB  Financial  Corporation  and  Downingtown
                                                   National Bank and each of the following Directors: William S.
                                                   Latoff,  James H. Thornton,  Louis N. Teti,  Joseph G. Riper,
                                                   James J. Koegel, Eli Silberman and Henry F. Thorne,  filed on
                                                   November 14, 2003 as Item 10(e) to Form 8-K (No. 0-16667) and
                                                   incorporated herein by reference.

                           (f)                     Retirement  and  Change  of  Control  Agreement  dated  as of
                                                   February  27, 2002,  between DNB  Financial  Corporation  and
                                                   Downingtown   National  Bank  and  Thomas  R.  Greenleaf,   a
                                                   Director,  filed on  November  14, 2003 as Item 10(f) to Form
                                                   8-K (No. 0-16667) and incorporated herein by reference.

                           (g)                     First  Amendment to  Employment  Agreement of Henry F. Thorne
                                                   dated December 23, 2003.

                           (h)                     Retirement and Death Benefit  Agreement  between  Downingtown
                                                   National Bank and Henry F. Thorne dated December 23, 2003.

        11                                         Statement of Computation of earnings per share,  see footnote
                                                   #1 in Annual  Report  of the  Registrant  for the year  ended
                                                   December  31,  2003,   attached  hereto  as  Exhibit  13  and
                                                   incorporated herein by reference.

        13                                         Annual Report to Stockholders for the year ended December 31,
                                                   2003.

        14                                         Code of Ethics.

        21                                         List of Subsidiaries.

        23                                         Consent of KPMG LLP.

        31.1                                       Certification  Pursuant to Section 302 of the  Sarbanes-Oxley
                                                   Act of 2002 for the Chief Executive Officer.

        31.2                                       Certification  Pursuant to Section 302 of the  Sarbanes-Oxley
                                                   Act of 2002 for the Chief Financial Officer.

        32.1                                       Certification of Chief Executive  Officer pursuant to Section
                                                   906.

        32.2                                       Certification of Chief Financial  Officer pursuant to Section
                                                   906.

                     (b) Reports on Form 8-K

                  The Registrant filed the following Current Reports on Form 8-K during the quarter ended December 31, 2003:

          Date                                        Item Reported

October 17, 2003         Items 7 and 9 - Press Release announcing hiring of
                         Richard M. Wright as SVP of Retail Banking and
                         Marketing

October 27, 2003         Items 7, 9 and 12 - Third quarter earning release with
                         summary financial information.

November 14, 2003        Items 5, 7 and 9 - Announcements of changes in the
                         following: 10(e) Form of Change of Control Agreements, as amended November 10, 2003, between DNB Financial
                         Corporation and Downingtown National Bank and each of the following Directors: William S. Latoff, James H.
                         Thornton, Louis N. Teti, Joseph G. Riper, James J.
                         Koegel, Eli Silberman and Henry F. Thorne

                         10(f) Retirement and Change of Control Agreement dated as of February 27, 2002, between DNB Financial Corporation and Downingtown National Bank and Thomas R. Greenleaf, a Director

                         99.1 A copy of the Bank's Notice of Cessation of Future Benefit Accruals under the Bank's Retirement Plan, Effective as of December 31, 2003

                         99.2 A copy of the November 14, 2003 cover letter to employees from Henry F. Thorne, the Bank's President and Chief Executive Officer, providing the notice and explaining certain facts and circumstances relating to the Bank's decision to amend its Retirement Plan and to implement a defined contribution plan.

November 28, 2003        Items 7 and 9 - Announcement of cash dividend and stock
                         dividend.



         (c) Exhibits required by Item 601 of Regulation S-K. The exhibits required to be filed pursuant to this item are listed above under (a)(3) of this Item.

         (d) Financial statements required by Regulation S-X which are excluded from the annual report. Not Applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DNB FINANCIAL CORPORATION

         March 26, 2004
                                            BY: /s/ Henry F. Thorne
                                                ------------------------
                                                Henry F. Thorne, President and
                                                Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons and on behalf of the Registrant and in the capacities and on the dates indicated.


         /s/ Henry F. Thorne                                March 26, 2004
         ----------------------------
         Henry F. Thorne, President,
         Chief Executive Officer and Director

         /s/ Bruce E. Moroney                               March 26, 2004
         ----------------------------
         Bruce E. Moroney
         Chief Financial Officer
         (Principal Accounting Officer)

         /s/ William S. Latoff                              March 26, 2004
         ----------------------------
         William S. Latoff
         Chairman of the Board

         /s/ James H. Thornton                              March 26, 2004
         ----------------------------
         James H. Thornton
         Vice-Chairman of the Board

         /s/ Thomas R. Greenleaf                            March 26, 2004
         ----------------------------
         Thomas R. Greenleaf
         Director

         /s/ James J. Koegel                                March 26, 2004
         ----------------------------
         James J. Koegel
         Director

         /s/ Joseph G. Riper                                March 26, 2004
         ----------------------------
         Joseph G. Riper
         Director

         /s/ Eli Silberman                                  March 26, 2004
         ----------------------------
         Eli Silberman
         Director

         /s/ Louis N. Teti                                  March 26, 2004
         ----------------------------
         Louis N. Teti
         Director