Form 10-Q
period 2004-03-31
DNB FINANCIAL CORP /PA/
filed 2004-05-17
CIK 713671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the quarterly period ended: March 31, 2004
                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

                                 [X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 [ ] Yes [X] No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 Par Value)                                1,894,375
           (Class)                                   (Shares Outstanding as of
                                                            May 14, 2004)

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY

                                      INDEX

PART  I - FINANCIAL INFORMATION
                                                                        PAGE NO.

ITEM 1. FINANCIAL STATEMENTS (Unaudited):

     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
     March 31, 2004 and December 31, 2003                                   3

     CONSOLIDATED STATEMENTS OF OPERATIONS
     Three Months Ended March 31, 2004 and 2003                             4

     CONSOLIDATED STATEMENTS OF CASH FLOWS
     Three Months Ended March 31, 2004 and 2003                             5

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     March 31, 2004 and December 31, 2003                                   6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
        ABOUT MARKET RISK                                                  25

ITEM 4. CONTROLS AND PROCEDURES                                            26

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                  26

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS                           26

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                    26

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF                                 26
        SECURITY HOLDERS

ITEM 5. OTHER INFORMATION                                                  26

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                   27

SIGNATURES                                                                 30

ITEM 1 - FINANCIAL STATEMENTS (Unaudited)
DNB FINANCIAL CORPORATION
Consolidated Statements of Financial Condition (Unaudited)
(Dollars in thousands, except per share data)                               March 31,        December 31,
                                                                              2004                2003
--------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                    $  11,890           $  10,283
Federal funds sold                                                            16,813               5,299
                                                                           ---------           ---------
Total cash and cash equivalents                                               28,703              15,582
                                                                           ---------           ---------
Investment securities available for sale, at fair value                      120,653             124,052
Investment securities held to maturity (market value $47,152
   in 2004 and $49,706 in 2003)                                               47,087              50,342
Loans, net of unearned income                                                208,735             203,553
Allowance for loan losses                                                     (4,490)             (4,559)
                                                                           ---------           ---------
Net loans                                                                    204,245             198,994
                                                                           ---------           ---------
Office property and equipment                                                  7,356               7,604
Accrued interest receivable                                                    1,673               1,744
Bank owned life insurance                                                      5,989               5,937
Net deferred taxes                                                               938               1,322
Other assets                                                                   3,691               3,436
                                                                           ---------           ---------
Total assets                                                               $ 420,335           $ 409,013
                                                                           =========           =========

Liabilities and Stockholders' Equity
Liabilities
Non-interest-bearing deposits                                              $  54,332           $  52,788
Interest-bearing deposits:
   NOW                                                                        62,162              67,158
   Money market                                                               50,050              55,412
   Savings                                                                    67,551              46,630
   Time                                                                       68,419              70,448
                                                                           ---------           ---------
Total deposits                                                               302,514             292,436
                                                                           ---------           ---------
Borrowings                                                                    83,718              83,720
Junior subordinated debentures                                                 5,155               5,000
                                                                           ---------           ---------
Total borrowings                                                              88,873              88,720
                                                                           ---------           ---------
Accrued interest payable                                                         839                 900
Other liabilities                                                              1,767               1,585
                                                                           ---------           ---------
Total liabilities                                                            393,993             383,641
                                                                           ---------           ---------

Stockholders' Equity
Preferred stock, $10.00 par value;
   1,000,000 shares authorized; none issued                                       --                  --
Common stock, $1.00 par value;
   10,000,000 shares authorized; 2,048,206 and 2,041,079
        issued, respectively                                                   2,048               2,041
Treasury stock, at cost; 153,831 and 140,431 shares, respectively             (3,472)             (3,097)
Surplus                                                                       26,491              26,373
Retained earnings                                                              1,513               1,092
Accumulated other comprehensive loss, net                                       (238)             (1,037)
                                                                           ---------           ---------
Total stockholders' equity                                                    26,342              25,372
                                                                           ---------           ---------
Total liabilities and stockholders' equity                                 $ 420,335           $ 409,013
                                                                           =========           =========
See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share data)                     Three Months Ended March 31
                                                               -------------------------------
                                                                  2004                 2003
----------------------------------------------------------------------------------------------
Interest Income:
   Interest and fees on loans and leases                       $    3,338          $    3,299
   Interest on taxable investment securities                        1,202               1,209
   Interest on tax-free investment securities                         242                  52
   Interest on tax-preferred equity securities                         85                 139
   Interest on Federal funds sold                                      16                  30
                                                               ----------          ----------
            Total interest income                                   4,883               4,729
                                                               ----------          ----------
Interest Expense:
   Interest on time deposits                                          376                 733
   Interest on NOW, money market and savings                          241                 311
   Interest on FHLB advances                                          976                 921
   Interest on junior subordinated debentures                          64                  66
   Interest on lease obligations                                       24                  25
   Interest on Federal funds purchased                                  2                  --
                                                               ----------          ----------
            Total interest expense                                  1,683               2,056
                                                               ----------          ----------
Net interest income                                                 3,200               2,673
Provision for loan losses                                              --                  --
                                                               ----------          ----------
Net interest income after provision for loan losses                 3,200               2,673
                                                               ----------          ----------
Non-interest Income:
   Service charges                                                    312                 299
   Wealth management                                                  212                 141
   Net gain on sales of investment securities                          46                  --
   Increase in cash surrender value of BOLI                            52                  59
   Other                                                              166                 175
                                                               ----------          ----------
            Total non-interest income                                 788                 674
                                                               ----------          ----------
Non-interest Expense:
   Salaries and employee benefits                                   1,722               1,530
   Furniture and equipment                                            323                 353
   Occupancy                                                          223                 195
   Professional and consulting                                        157                 116
   Marketing                                                           89                  62
   Printing and supplies                                              101                  68
   Other                                                              550                 437
                                                               ----------          ----------
            Total non-interest expense                              3,165               2,761
                                                               ----------          ----------

Income before income taxes                                            823                 586
Income tax expense                                                    154                  94
                                                               ----------          ----------
            Net income                                         $      669          $      492
                                                               ==========          ==========
Common Share Data:
Earnings Per Share:
   Basic                                                       $     0.35          $     0.26
   Diluted                                                     $     0.34          $     0.25
Cash dividends per share                                       $     0.13          $     0.12
Weighted average number of common shares outstanding:
   Basic                                                        1,900,128           1,913,654
   Diluted                                                      1,944,688           1,954,715


See accompanying notes to unaudited consolidated financial statements

Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)                                                Three Months Ended March 31
                                                                     -----------------------------
                                                                        2004               2003
-------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                                            $    669           $    492
Adjustments to reconcile net income to net cash provided
   by operating activities:
Depreciation and amortization                                              368                910
Gain on sale of investments                                                (46)                --
Deferred taxes                                                             (26)               (26)
Decrease in accrued interest receivable                                     71                 59
Increase in investment in BOLI                                             (52)               (59)
Increase in other assets                                                  (254)              (578)
Decrease in accrued interest payable                                       (61)              (116)
Increase in current taxes payables                                         155                 87
Increase (decrease) in other liabilities                                    26               (283)
                                                                      --------           --------
Net Cash Provided By Operating Activities                                  850                486
                                                                      --------           --------

Cash Flows From Investing Activities:
Maturities & paydowns of available for sale securities                  11,323             23,978
Maturities & paydowns of held to maturity securities                     3,191              5,348
Purchase of available for sale securities                              (12,035)           (59,143)
Purchase of held to maturity securities                                     --               (794)
Proceeds from sale of securities                                         5,270                 --
Net (increase) decrease in loans                                        (5,251)             8,046
Disposition (purchase) of office property and equipment                     39                (87)
                                                                      --------           --------
Net Cash Provided (Used) By Investing Activities                         2,537            (22,652)
                                                                      --------           --------

Cash Flows From Financing Activities:
Net increase in deposits                                                10,078                849
Increase in FHLB advances                                                   --             15,000
Decrease in lease obligations                                               (2)                (2)
Purchase of treasury stock                                                (374)              (301)
Proceeds from issuance of stock under stock option plan                    125                184
Dividends paid                                                            (248)              (237)
                                                                      --------           --------
Net Cash Provided By Financing Activities                                9,579             15,493
                                                                      --------           --------
Net Change in Cash and Cash Equivalents                                 12,966             (6,673)
Cash and Cash Equivalents at Beginning of Period                        15,582             22,024
                                                                      --------           --------
Cash and Cash Equivalents at End of Period                            $ 28,548           $ 15,351
                                                                      ========           ========

Supplemental Disclosure Of Cash Flow Information:
Cash paid during the period for:
     Interest                                                         $  1,745           $  2,215
     Income taxes                                                            3                 15
Supplemental Disclosure Of Non-Cash Flow Information:
Change in unrealized gains (losses) on securities-AFS                    1,209               (546)
Change in deferred taxes due to change in unrealized (gains)
       losses on securities-AFS                                           (410)               184
                                                                      ========           ========

See accompanying notes to unaudited consolidated financial statements.

                    DNB FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION
        ---------------------

     The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, Downingtown National Bank (the "Bank") have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior amounts not affecting net income are reclassified when necessary to conform with current period classifications. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2003.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148"). This statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002, except for financial reports containing condensed financial statements for interim periods for which disclosure is effective for periods beginning after December 15, 2002. This Statement announces that "in the near future, the Financial Accounting Standards Board plans to consider whether it should propose changes to the U.S. standards on accounting for stock-based compensation". There was no impact of this statement on DNB's financial condition, equity or results of operations for the year ended December 31, 2003 or quarter ended March 31, 2004. In addition, there was no expense recognized under APB Opinion No. 25. DNB has complied with the disclosure requirements of this statement. It is expected that SFAS No. 148 will require the expensing of all stock-based compensation at some point in the future. Had DNB determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, DNB's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(Dollars in thousands, except per share data)                  Three Months Ended
                                                                    March 31
                                                             2004              2003
                                                           --------          --------

Net income as reported                                     $    669          $    492
Total stock based employee compensation expense
     determined under fair value based method for
     all awards, net of related tax effects                      --                --
                                                           --------          --------
Pro forma net income                                       $    669          $    492

Earnings per share:
     Basic-as reported                                     $   0.35          $   0.26
     Basic-pro forma                                           0.35              0.26

     Diluted-as reported                                   $   0.34          $   0.25
     Diluted-pro forma                                         0.34              0.25


NOTE 2:  EARNINGS PER SHARE (EPS)
         ------------------------

     Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur from the conversion of common stock equivalents (i.e., stock options) and is computed using the treasury stock method. For the three months ended March 31, 2004, 104,538 outstanding stock options were not included because such options were antidilutive. For the three months ended March 31, 2003, 173,956 outstanding stock options were not included because such options were antidilutive. These shares may be dilutive in the future. Earnings per share, dividends per share and weighted average shares outstanding have been adjusted to reflect the effects of the 5% stock dividend paid in December 2003. Net income and the weighted average number of shares outstanding for basic and diluted EPS for the three months ended March 31, 2004 and 2003 are reconciled as follows:

(Dollars in thousands, except per share data)       Three months ended             Three months ended
                                                      March 31, 2004                 March 31, 2003
                                                Income    Shares     Amount    Income    Shares     Amount
                                                ------    ------     ------    ------    ------     ------
Basic EPS
Income available to common stockholders          $ 669     1,900     $0.35      $ 492     1,914     $0.26
Effect of dilutive common stock equivalents-
     stock options                                  --        45     (0.01)        --        41     (0.01)
                                                 -----     -----     -----      -----     -----     -----
Diluted EPS
Income available to common stockholders
      after assumed conversions                  $ 669     1,945     $0.34      $ 492     1,955     $0.25
                                                 =====     =====     =====      =====     =====     =====



NOTE 3: OTHER COMPREHENSIVE INCOME (LOSS)
        ---------------------------------

     Comprehensive income includes all changes in stockholders' equity during the period, except those resulting from investments by owners and distributions to owners. Comprehensive income for all periods consisted of net income and other comprehensive income or loss relating to the change in unrealized gains or losses on investment securities available for sale, as shown in the following table:

(Dollars in thousands)                                      For three months ended March 31
                                                            -------------------------------
                                                                 2004            2003
                                                                ------          ------
COMPREHENSIVE INCOME:
Net Income                                                      $  669          $  492
Other comprehensive income (loss), net of tax,
  relating to unrealized gains (losses) on investments             799            (362)
                                                                ------          ------
Total comprehensive income (loss)                               $1,468          $  130
                                                                ======          ======


NOTE 4: JUNIOR SUBORDINATED DEBENTURES
        ------------------------------

     Included in other borrowings are floating rate junior subordinated debentures (the "debentures") issued by DNB on July 20, 2001 to DNB Capital Trust I (the "Trust"), a Delaware business trust in which DNB owns all of the common equity. The Trust issued $5.0 million of floating rate (6 month Libor plus 3.75%, with a cap of 12%) capital preferred securities ("TruPS") to a qualified institutional buyer. The proceeds of these securities were used by the Trust, along with DNB's capital contribution, to purchase the $5.2 million principal amount of DNB's floating rate junior subordinated debentures. The preferred securities are redeemable by DNB on or after July 25, 2006, or earlier in the event of certain adverse tax or bank regulatory developments. The preferred securities must be redeemed upon maturity of the debentures on July 25, 2031. Effective March 31, 2004, as a result of the adoption of FIN 46, DNB deconsolidated the Trust, resulting in a change in the characterization of the underlying consolidated debt obligations from the previous trust preferred securities to junior subordinated debentures. The result was an increase in junior subordinated debentures of $155,000. The junior subordinated debentures qualify as a component of capital for regulatory purposes.

NOTE 5: RECENT ACCOUNTING PRONOUNCEMENTS
        --------------------------------

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this statement on January 1, 2003 had no material impact on DNB's financial condition, equity, results of operations or disclosures for the year ended December 31, 2003 or quarter ended March 31, 2004.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This is an interpretation of FASB Nos. 5, 57, and 107, and rescinds FASB Interpretation No. 34. The Interpretation elaborates on the disclosures a guarantor is required to make in both its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's year-end. Accounting for guarantees issued prior to the date of this Interpretation's initial application will not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation. The adoption of Interpretation No. 45 on January 1, 2003 had no material impact on DNB's financial condition, equity or results of operations for the year ended December 31, 2003.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148"). This statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Statement also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement announces that "in the near future, the Financial Accounting Standards Board plans to consider whether it should propose changes to the U.S. standards on accounting for stock-based compensation". There was no impact of this statement on DNB's financial condition, equity or results of operations for the year ended December 31, 2003 or quarter ended March 31, 2004. DNB has complied with the annual disclosure requirements of this statement. It is expected that SFAS No. 148 will require the expensing of all stock-based compensation at some point in the future.

     In April 2003, the FASB issued SFAS No. 149, Amendment to Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The statement is applied prospectively and is effective for contracts entered into or modified after June 30, 2003, except for SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and certain provisions relating to forward purchases and sales on securities that do not yet exist. The adoption on April 1, 2003 of the components of this statement which address SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 did not have a material impact on the DNB's consolidated financial position and results of operations for the year ended December 31, 2003. The adoption of the remaining components of SFAS No. 149 on June 15, 2003 also had no material impact on DNB's financial condition, equity or results of operations for the year ended December 31, 2003 or quarter ended March 31, 2004.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS No. 150"). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement on July 1, 2003 had no material impact on DNB's financial condition, equity or results of operations for the year ended December 31, 2003 or quarter ended March 31, 2004.

     In December 2003, the FASB issued Revised SFAS No. 132, Employers' Disclosures About Pensions and Other Postretirement Benefits ("SFAS No. 132"). This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003, except for disclosure of estimated future benefit payments, which become effective for fiscal years ending after June 15, 2004. DNB has complied with the annual disclosure requirements of this statement.

     In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation

No. 46, Consolidation of Variable Interest Entities ("VIE"), which was issued in January 2003. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of FIN 46R resulted in the deconsolidation of DNB Capital Trust I. The result was an increase in junior subordinated debentures of $155,000.

     In December 2003, the Emerging Issues Task Force issued EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The EITF addresses disclosure requirements regarding information about temporarily impaired investments. The requirements are effective for fiscal years ending after December 15, 2003 for all entities that have debt or marketable equity securities with market values below carrying values. The requirements apply to investments in debt and marketable equity securities that are accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The requirements apply only to annual financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

DESCRIPTION OF DNB'S BUSINESS


     DNB Financial Corporation is a bank holding company whose bank subsidiary, Downingtown National Bank, is a nationally chartered commercial bank with trust powers, and a member of the FDIC. DNB provides a broad range of banking services to individual and corporate customers through its nine full service community offices located throughout Chester County, Pennsylvania. DNB is a community bank that focuses its lending and other services on businesses and consumers in the local market area. DNB funds all these activities with retail and business deposits and borrowings. Through its DNB Advisors division, Downingtown National Bank provides wealth management and trust services to individuals and businesses. The Bank and its subsidiary, DNB Financial Services, Inc., make available certain non-depository products and services, such as securities brokerage, mutual funds, life insurance and annuities.

     DNB has embarked on a strategy called "Helping Our Customers Succeed". The key goal of this strategy is to become the "Bank of Choice" in Chester County by delivering consistent, high quality customer service to businesses and individuals. We focus our efforts on assisting our customers in ways that will help them become successful. To that end, DNB continues to make appropriate investments in all areas of our business, including people, technology, facilities and marketing. Customers may also visit DNB on its website at http://www.dnb4you.com.

     On March 29, 2004, DNB announced that the Bank is changing its trading name to "DNB First." A new logo, new signage, and new services are expected to be unveiled at branches in May, when the Bank is scheduling a variety of "grand opening" events. As of April 27, 2004, the legal name of the Bank was changed to DNB First, National Association. Management believes that the new name will allow the Bank, with a new logo and presentation, to promote itself more effectively beyond DNB's traditional market area. Management also believes the new name will allow the Bank to communicate the full range of its financial services capabilities.

RECENT DEVELOPMENTS

     National and local market indicators are showing signs that the economy, which slipped into a recession in late 2001, may slowly be improving. Overall, wages and prices of finished goods and services are stable and retail spending is up year-over-year. Layoffs are slowing and there is a strong demand for temporary workers. Manufacturing activity has picked up, and there has been strong residential real estate activity, however commercial real estate markets have been weak. The banking sector reports that overall lending activity has slowed, particularly in commercial markets, with lackluster leasing activity and declining rents. In the Philadelphia region, the outlook for 2004 is for continued, steady residential sales, with commercial markets improving as manufacturing activity increases.

     During the second half of 2003, management announced that it had developed a comprehensive plan designed to reposition its balance sheet and improve core earnings. As part of the plan, management announced its intentions to substantially reduce the size of its investment portfolio and expand its loan portfolio through new originations, increased loan participations, as well as strategic loan and lease receivable purchases. Management also intends to reduce the absolute level of borrowings with cash flows from existing loans and investments as well as from new core deposit growth.

     DNB made significant strides to reposition its balance sheet during the fourth quarter of 2003 as loans grew $14.4 million or 7.6%. The majority of the growth was in the commercial loan and commercial mortgage portfolios, which grew a combined $12.5 million or 9.0%. DNB also continued to promote its consumer loans which grew by $3.2 million or 9.9%. During the fourth quarter, DNB also reduced the size of its investment portfolio by $29.9 million or 14.7% to fund loan growth and pay off $26.0 million of short-term borrowings. These changes in the balance sheet contributed to a $172,000 or 5.8% fourth quarter over third quarter increase in net interest income.

     During the first quarter of 2004, DNB grew its loan portfolio, reduced its investment portfolio and increased deposits in a continuing effort to reposition its balance sheet. During the first quarter of 2004, loans grew $5.2 million over the amount of total loans at December 31, 2003, with positive growth in both the commercial and consumer sectors. During the first quarter of 2004 as well, DNB reduced the size of its investment portfolio by $6.7 million and increased its deposit base. Total deposits grew $10.0 million or 3.5% during the quarter ended March 31, 2004. This growth emanated from a special Platinum Savings account promotion that attracted a significant number of new customers to the Bank. As a result of these balance sheet changes, total assets grew $11.3 million or 2.8% to $420 million at quarter end, as compared to $409.0 million at year-end 2003.

     DNB's financial objectives are focused on earnings per diluted share growth and return on average equity. In order to achieve its financial objectives, DNB recently completed a 5-Year Strategic Plan and has defined the following strategies:

     o    Grow loans and diversify the mix

     o    Reduce the size of the investment portfolio

     o    Reduce long-term borrowings

     o    Enhance the branch network and alternative delivery options

     o    Focus on profitable customer segments

     o    Grow and diversify non-interest income

     Management's strategies are designed to direct DNB's tactical investment decisions and support financial objectives. DNB's most significant revenue source continues to be net interest income, defined as total interest income less interest expense, which in 2003 accounted for approximately 82% of our total revenue. To produce net interest income and consistent earnings growth over the long-term, DNB must generate loan and deposit growth at acceptable economic spreads within its market area. To generate and grow loans and deposits, DNB must focus on a number of areas including, but not limited to, the economy, branch expansion, sales practices, customer satisfaction and retention, competition, customer behavior, technology, product innovation and credit performance of its customers.

     Management has made a concerted effort to improve the measurement and tracking of business lines and overall corporate performance levels. Improved information systems has increased DNB's ability to track key indicators and enhance corporate performance levels. Better measurement against goals and objectives and increased accountability will be integral in attaining desired loan, deposit and fee income production.

MATERIAL CHALLENGES, RISKS AND OPPORTUNITIES

     The following is a summary of changes to material challenges, risks and opportunities DNB has faced during the first quarter of 2004.

     Interest Rate Risk Management - Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. DNB considers interest rate risk a predominant risk in terms of its potential impact on earnings. Interest rate risk can occur for any one or more of the following reasons: (a) assets and liabilities may mature or reprice at different times;
(b) short-term or long-term market rates may change by different amounts; or (c) the remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change. One of the most critical challenges DNB faced during the past few years has been the impact of historically low interest rates. During the first quarter of 2004, management focused its efforts on positioning the balance sheet for increased rates, in light of stronger employment data. Recent government releases indicate a sharp turn in the labor numbers, which are strong enough to support the beginning of a Fed rate hike. On top of the stronger job data, inflation numbers have been above estimates. Consumer confidence has remained weak during the last quarter, but should pick-up if the job market looks stronger. In anticipation of higher rates, management significantly shortened the duration of its investment portfolio and lengthened the maturity of DNB's deposit base. In total, management reduced its one-year GAP position from a negative 6.6% at December 31, 2003 to a positive 3.2% at March 31, 2004. These balance sheet changes improved DNB's simulation results and reduced the potential negative impact on the Economic Value of Portfolio Equity (see discussion on page 25).


     Liquidity and Market Risk Management - The objective of DNB's asset/liability management function is to maintain consistent growth in net interest income within DNB's policy limits. This objective is accomplished through the management of liquidity and interest rate risk, as well as customer offerings of various loan and deposit products. DNB maintains adequate liquidity to meet daily funding requirements, anticipated deposit withdrawals, or asset opportunities in a timely manner. Liquidity is also necessary to meet obligations during unusual, extraordinary and adverse operating circumstances, while avoiding a significant loss or cost. DNB's foundation for liquidity is a stable deposit base as well as a marketable investment portfolio that provides cash flow through regular maturities or that can be used for collateral to secure funding in an emergency. As part of its liquidity management, DNB maintains assets which comprise its primary liquidity (Federal funds sold, investments and interest-bearing cash balances, less pledged securities) which totaled $161.2 million and $129.8 million as of March 31, 2004 and December 31, 2003, respectively. DNB's primary liquidity ratio (primary liquidity as a percent of assets) was 38.3% and 31.7% for the same respective dates. Management increased its primary liquidity levels during the last quarter in anticipation of a rising rate environment.

     Credit Risk Management - DNB defines credit risk as the risk of default by a customer or a counterparty. The objective of DNB's credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis as well as to limit the risk of loss resulting from an individual customer default. Credit risk is managed through a combination of underwriting, documentation and collection standards. DNB's credit risk management strategy calls for regular credit examinations and quarterly management reviews of large credit exposures and credits experiencing credit quality deterioration. DNB's Loan Review procedures provide objective assessments of the quality of underwriting, documentation, risk grading and charge-off procedures, as well as an assessment of the ALLL reserve analysis process. During the first quarter of 2004, management continued to improve its credit quality monitoring by refining its exception tracking system, which will allow DNB's loan officers to monitor their individual portfolio more effectively.

     Competition - In addition to the challenges related to the interest rate environment, community banks in Chester County have been experiencing increased competition from large regional and international banks entering DNB's marketplace through mergers and acquisitions. Competition for loans and deposits has negatively affected DNB's net interest margin. To compensate for the increased competition, DNB, along with other area community banks, has aggressively sought and marketed customers who have been disenfranchised by these mergers. To attract these customers, DNB has introduced new deposit products, such as "Platinum Savings" and "Money Market IRAs." In addition, DNB has introduced Market Managers and Personal Bankers to serve the special banking needs of its clients. During the first quarter of 2004, DNB attracted $19.3 million into its new Platinum Savings account. In addition, DNB is in the process of introducing new packaged accounts to attract new retail and business customers.


     Material Trends and Uncertainties - The industry is experiencing an on-going and widespread trend of consolidation in response to shrinking margins, as well as competitive and economic challenges. In an effort to broaden market share by capitalizing on operational efficiencies, larger institutions have been acquiring smaller regional and community banks and thrifts. Chester County has witnessed many recent mergers due to attractive demographics, commercial expansion and other growth indicators. As a result of these factors, the operating environment is very competitive as Chester County hosts over 40 banks, thrifts and credit unions. In addition, brokerage firms, mutual fund companies and boutique investment firms are prevalent, given the county's attractive demographics. This intensive competition continually puts pressures on DNB's margins and operating results as competitors offer a full range of loan, deposit and investment products and services. In addition, many of these competitors are much larger than DNB and consistently outspend the Bank in marketing to attract new customers and buy market share. DNB anticipates these pressures will continue to adversely affect operating results.

     Other Material Challenges, Risks and Opportunities - As a financial institution, DNB's earnings are significantly affected by general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, and the strength of the United States economy and local economics in which we operate. For example, an economic downturn, increase in unemployment, or other events that negatively impact household and/or corporate incomes could decrease the demand for DNB's loan and non-loan products and services and increase the number of customers who fail to pay interest or principal on their loans.

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

     In management's opinion, the most critical accounting policies and estimates impacting DNB's consolidated financial statements are listed below. These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. For a complete discussion of DNB's significant accounting policies, see the footnotes to DNB Consolidated Financial Statements for the fiscal year ended December 31, 2003 (the "Annual Financial Statements"), incorporated in DNB's 10-K for the year ended December 31, 2003.

     1. Determination of the allowance for loan losses. Loan loss allowance policies involve significant judgments and assumptions by management which may have a material impact on the carrying value of net loans and, potentially, on the net income recognized by DNB from period to period. For a description of DNB's accounting policies in connection with its allowance for loan losses, see, "Allowance for Loan Losses," in Management's Discussion and Analysis.

     2. Realization of deferred income tax items. Estimates of deferred tax assets and deferred tax liabilities make up the asset category titled "net deferred taxes". These estimates involve significant judgments and assumptions by management, which may have a material impact on the carrying value of net deferred tax assets for financial reporting purposes. For a more detailed description of these items, see Footnote 11 (Federal Income Taxes) to DNB's audited consolidated financial statements for the fiscal year ended December 31, 2003.

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

FINANCIAL CONDITION

     DNB's total assets were $420.3 million at March 31, 2004 compared to $409.0 million at December 31, 2003. During the same period, investment securities (Available-For-Sale and Held-To-Maturity) declined $6.7 million or 3.8% to $167.7 million at March 31, 2004. As a continuation of its previously announced comprehensive plan designed to reposition its balance sheet and improve core earnings, DNB continued to restructure its portfolio during the most recent quarter in anticipation of a higher rate environment by selling $4.9 million of longer term securities and reinvesting the proceeds in securities with 3-5 year average lives. These securities provide increased cash flow for reinvestment and reduce the potential for market depreciation in a higher rate environment.

     One of DNB's primary strategic goals is to grow loans and reduce the size of its investment portfolio. Management made progress during the first quarter of 2004 as loans grew $5.2 million over the amount of total loans at December 31, 2003, with positive growth in both the commercial and consumer sectors. The commercial and commercial mortgage portfolio grew a combined $1.8 million or 1.5%, while consumer loans increased $2.3 million or 6.6%. The growth of the consumer portfolio can be attributed, in part, to product redesign and enhancements, coupled with increased advertising and more aggressive pricing in some of the shorter-term and adjustable rate products.

     Total deposits grew $10.0 million or 3.5% during the quarter ended March 31, 2004. This growth emanated from a special Platinum Savings account promotion that attracted a significant number of new customers to the Bank. During the quarter, savings grew $20.9 million or 4.5% and non-interest bearing deposits grew $1.5 million or 2.8%, while NOW accounts, money market accounts and time deposits declined $5.0 million, $5.4 million and $2.0 million, respectively.

     FHLB advances totaled $83.0 million at March 31, 2004 and December 31, 2003. During the quarter ended March 31, 2004, DNB paid off $6 million of borrowings that would have matured on various dates in 2004 and replaced these borrowings with 3-month borrowings. DNB paid an $81,000 prepayment penalty and reduced its anticipated interest expense for the remainder of 2004 by roughly the same amount.

     Stockholders' equity was $26.3 million or $13.91 per share at March 31, 2004, compared to $25.4 million or $13.35 per share at December 31, 2003. The increase in stockholders' equity was the result of a $799,000 increase in the fair market value of available-for-sale securities, net of taxes, as well as net income of $669,000 for the three months ended March 31, 2004. These increases were partially offset by the purchase of 13,400 shares of treasury stock ($375,000) and dividends paid of approximately $248,000 or $.13 per share. The increase in the per-share equity value from $13.35 to $13.91 was also attributable in minor part to reductions in the number of shares outstanding due to stock repurchases. The Corporation's common equity position at March 31, 2004 exceeds the regulatory required minimums.



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

     On a tax-equivalent basis, net interest income increased $506,000 or 18.7% to $3.3 million, for the three month period ended March 31, 2004, compared to the same period in 2003. As shown in the following table, the $506,000 increase in net interest income is attributable to favorable variances in both rate ($46,000 or 9.1% of increase) and volume ($460,000 or 90.9% of increase). As a result of the Bank's strategic decision to increase the size of its loan portfolio and reduce the absolute size of its investment portfolio, loans increased $20.4 million on average during the first quarter of 2004, over the first quarter of 2003, and investments declined $5.4 million when comparing the same two quarters. Although DNB attained the desired shift in assets, the $458,000 tax-equivalent increase in income due to volume changes was largely negated by a $326,000 unfavorable change due to rate, resulting in a $132,000 overall increase in interest revenue. The significant factor that contributed to the $506,000 increase in net interest income was a $374,000 reduction in the cost of funds, largely attributable to favorable rate changes ($372,000). Declines in the cost of time deposits accounted for $201,000 or 54.0% of the favorable rate change, while the cost of NOW, MMDA and savings deposits accounted for $128,000 or 34.4% of the favorable rate change.

     The following tables sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended March 31, 2004 compared to the same period in 2003 (tax-exempt yields and yields on agency-preferred stock that have a 70% dividend received deduction have been adjusted to a tax equivalent basis using a 34% tax rate). For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (i) changes in rate (change in rate multiplied by old volume) and (ii) changes in volume (change in volume multiplied by old rate). The net change attributable to the combined impact of rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

                                                 Three Months Ended March 31, 2004
                                                         Compared to 2003
                                                    Increase (Decrease) Due to
 (Dollars in Thousands)                         Rate          Volume        Total
                                                ----          ------        -----
Interest-earning assets:
Loans                                           $(127)        $ 166         $  39
Investment securities-taxable                       4           252           256
Investment securities-tax exempt                 (131)          (10)         (141)
Investment securities-tax preferred               (66)           57            (9)
Federal funds sold                                 (6)           (7)          (13)
                                                -----         -----         -----
     Total                                      $(326)        $ 458         $ 132
                                                -----         -----         -----

Interest-bearing liabilities:
Savings, NOW and money market deposits          $(128)        $  58         $ (70)
Time deposits                                    (201)         (156)         (357)
Federal funds purchased                            --            --            --
Lease obligations                                  (1)           --            (1)
Junior subordinated debentures                     (1)           --            (1)
FHLB advances                                     (41)           96            55
                                                -----         -----         -----
     Total                                       (372)           (2)         (374)
                                                -----         -----         -----
Net interest income/interest rate spread        $  46         $ 460         $ 506
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

     In establishing and reviewing the allowance for adequacy, emphasis has been placed on utilizing the methodology prescribed in the OCC's Handbook (which utilizes BC 201 qualitative risk factors). As a result, management has taken into consideration factors and variables which may influence the risk of loss within the loan portfolio, including: (i) trends in delinquency and nonaccrual loans; (ii) changes in the nature and volume of the loan portfolio; (iii) effects of any changes in lending policies; (iv) experience, ability, and depth of management/quality of loan review; (v) national and local economic trends and conditions; (vi) concentrations of credit; and (vii) effect of external factors on estimated credit losses. The unallocated portion of the allowance is intended to provide for probable losses that are not otherwise identifiable using the BC201 risk factors such as (i) the effect of expansion into new markets or lines of business that are not as familiar as DNB's current market or business lines;
(ii) the risk that the information we receive from our borrowers is inaccurate or misleading and (iii) the non-quantifiable impact that a terrorist action or threat of action may have on a particular industry.

     There were no provisions made during the three months ended March 31, 2004 based on management's analysis of the loan portfolio and the level of net charge-offs compared to the total allowance. Net loan charge-offs were $69,000 for the three months ended March 31, 2004, compared to net loan recoveries of $13,000 for the year ended December 31, 2003 and net loan charge-offs of $74,000 for the three months ended March 31, 2003. The percentage of net recoveries (charge-offs) to total average loans was (0.03)%, 0.01% and (0.04)% for the same respective periods.

     The following table summarizes the changes in the allowance for loan losses for the periods indicated. Real estate includes both residential and commercial real estate.

                                   3 Months          Year          3 Months
                                     Ended          Ended            Ended
(Dollars in thousands)              3/31/04        12/31/03         3/31/03
                                    -------        --------         -------

Beginning Balance                   $ 4,559         $ 4,546         $ 4,546
Provisions:                              --              --              --
Loans charged off:
       Real estate                       --             (10)             (1)
       Commercial                       (75)           (302)           (204)
       Consumer                         (30)            (14)            (45)
                                    -------         -------         -------
Total charged off                      (105)           (326)           (250)
Recoveries:
       Real estate                       15             111              92
       Commercial                         4             220              78
       Consumer                          17               8               6
                                    -------         -------         -------
Total recoveries                         36             339             176
                                    -------         -------         -------
Net (charge-offs) recoveries            (69)             13             (74)
                                    -------         -------         -------
Ending Balance                      $ 4,490         $ 4,559         $ 4,472
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

     For the three month period ended March 31, 2004, non-interest income was $788,000 compared to $674,000 for the same period in 2003. Service charges increased $13,000 to $312,000 for the three month period ended March 31, 2004, compared with the same period in 2003. Much of the increase in this category came from non-sufficient funds ("NSF") fees, which rose $12,000, due to an increase in the volume of accounts as well as a concerted effort by management to reduce the waived fee percentage on deposit account overdrafts.

     As a part of DNB's Strategic Plan to grow and diversify non-interest income, management has placed a greater focus on its Wealth Management Group. DNB's Wealth Management Group is comprised of its trust department, which operates under the name "DNB Advisors", and its retail investment division, which operates under the name "DNB Financial Services." Combined revenues from DNB's Wealth Management Group's two units increased $71,000 or 49%
year-over-year, to $212,000, evidencing a greater focus on this line of business.

     During the first quarter of 2004, $52,000 was recorded from increases in the cash surrender of BOLI policies. In addition there were $46,000 of gains from the sales of securities during the first quarter of 2004, compared to no gains during the first quarter of 2003.

NON-INTEREST EXPENSE

     Non-interest expense includes salaries & employee benefits, furniture & equipment, occupancy, professional & consulting fees as well as printing and supplies, marketing and other less significant expense items.

     Non-interest expenses increased $404,000 to $3.2 million for the three month period ended March 31, 2004, compared to the same period in 2003. The increase during the three month period was due to increases in a majority of the expense categories, as discussed below.

     Salaries & employee benefits increased $192,000 or 12.6% to $1.7 million for the three months ended March 31, 2004, compared to $1.5 million for the same period in 2003. The increase in this category reflects higher levels of salaries and contributions to DNB's new Profit Sharing Plan. Officer and employee salaries rose $81,000 year-over-year due to the increase in full-time equivalent employees, as well as normal merit increases. A portion of the increase came about as a result of DNB's continuing assessment of strategic goals and operating objectives when two key additions were made to DNB's management team in 2003. William J. Hieb joined DNB as Executive Vice President and Chief Operating Officer in April. Richard M. Wright joined DNB in September to head up the Bank's retail network. In addition to these two important changes, management is in the process of expanding its lending and support staff to facilitate loan growth as part of its balance sheet restructuring plan. DNB believes that these changes will be integral to achieving its long-term strategic goals. During the fourth quarter of 2003, DNB froze its existing pension plan and took steps to make its retirement benefits more cost-efficient and predictable going forward. As such, DNB instituted a Profit Sharing Plan in 2004. The first quarter expense for this plan was $42,000 and it is anticipated that the annual cost in 2004 will be approximately $168,000. The cost of DNB's Pension Plan was $440,000 in 2003.

     Furniture & equipment expense declined $30,000 or 8.5% to $323,000 for the three months ended March 31, 2004. This compares to $353,000 for the same period in 2003. The decline during the most recent three month period was due to lower levels of equipment depreciation, as several pieces of computer hardware became fully depreciated in the fourth quarter of 2003.

     Occupancy expense increased approximately $28,000 or 14.2% to $223,000 for the three months ended March 31, 2004, compared to $195,000 for the same period in 2003. The increase was due to higher levels of utility costs.

     Professional & consulting expense increased $41,000 or 35.2% to $157,000 for the three month period ended March 31, 2004, compared to $116,000 for the same period in 2003. In addition to a $22,000 reimbursement of legal fees from a loan workout in the first quarter of 2003 (which did not reoccur in 2004), the increase was due to higher costs incurred in the first quarter for services relating to strategic planning, legal and accounting services to ensure Sarbanes-Oxley compliance as well as other professional services. Part of the professional services included sales training for our retail staff as the Bank shifts the focus of its retail network.

     Printing & supplies expense increased $33,000 or 48.0% to $101,000 for the three month period ended March 31, 2004, compared to $68,000 for the three months ended March 31, 2003. Marketing expense increased $27,000 or 43.9% to $89,000 for the three months ended March 31, 2004, compared to $62,000 for the same period in 2003. Printing & supplies as well as marketing expenditures increased as a result of the recently announced name change.

INCOME TAXES

     Income tax expense was $154,000 for the three months ending March 31, 2004 compared with $94,000 for the three months ending March 31, 2003. The effective tax rates were 19% and 16%, respectively. The effective tax rates in 2004 and 2003 were less than the statutory rate due to the effect of tax-exempt income, tax credits recognized on a low-income housing limited partnership and income from bank-owned life insurance policies.

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

(Dollars in Thousands)                          3/31/04       12/31/03       3/31/03
                                                -------       --------       -------

Nonaccrual Loans:
     Residential mortgage                        $  164        $  165        $  328
     Commercial mortgage                          2,138         2,142         1,049
     Commercial                                     206           233           468
     Consumer                                        13            16           248
                                                 ------        ------        ------
Total nonaccrual loans                            2,521         2,556         2,093

Loans 90 days past due and still accruing           145           472           502
Troubled debt restructurings                         --            --            --
                                                 ------        ------        ------
Total non-performing loans                        2,666         3,028         2,595
Other real estate owned                              --            --            --
                                                 ------        ------        ------
Total non-performing assets                      $2,666        $3,028        $2,595
                                                 ======        ======        ======

     The following table sets forth DNB's asset quality and allowance coverage ratios at the dates indicated:

                                                         3/31/04      12/31/03      3/31/03
                                                         -------      --------      -------

Non-performing Loans/Total Loans                           1.3%          1.5%          1.4%
Non-performing Assets/Total Assets                         0.6           0.7           0.6
Allowance for Loan Losses/Total Loans                      2.2           2.2           2.5
Allowance for Loan Losses/Total Loans and OREO             2.2           2.2           2.5
Allowance for Loan Losses/Non-performing Assets          168.4         150.5         172.3
Allowance for Loan Losses/Non-performing Loans           168.4         150.5         172.3

     If interest income had been recorded on nonaccrual loans, interest would have increased as shown in the following table:

                                                     3 Months        Year       3 Months
                                                      Ended          Ended        Ended
(Dollars in thousands)                               3/31/04       12/31/03      3/31/03
                                                     -------       --------      -------
Interest income which would have been recorded
       under original terms                           $  47         $ 191         $  34
Interest income recorded during the period              (37)         (169)          (14)
                                                      -----         -----         -----
Net impact on interest income                         $  10         $  22         $  20
                                                      =====         =====         =====




     Information regarding impaired loans is as follows:

                                  3 Months        Year         3 Months
                                    Ended        Ended          Ended
(Dollars in thousands)             3/31/04      12/31/03       3/31/03
                                   -------      --------       -------

Total recorded investment          $2,159        $2,147        $1,353
Average recorded investment         2,153         2,074         1,897
Specific ALLL allocation               --            --            --
Total cash collected                   43            42             7
Interest income recorded               37            37            --
                                   ======        ======        ======

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

     At March 31, 2004 DNB has $14.4 million in unused commitments to fund commercial real estate, construction and land development. In addition, DNB had unfunded commitments totaling $11.2 million in home equity lines of credit and $17.4 million in other unused commitments. Management anticipates the majority of these commitments will be funded by means of normal cash flows. In addition, $44.7 million of time deposits at DNB are scheduled to mature during the nine months ending December 31, 2004. Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in Federal funds sold or by paydowns and maturities of loans and investments.

     On July 25, 2001, DNB authorized the buyback of up to 175,000 shares of its Common Stock over an indefinite period. The buyback, if fully completed, would reduce the number of outstanding shares by approximately 10%. The repurchases are conducted through open market or privately negotiated transactions. Shares purchased in the program are held as treasury stock. Through March 31, 2004, DNB had repurchased 153,831 shares of its Common Stock pursuant to the program at a total cost of $3.5 million.

     Stockholders'  equity was $26.3  million or $13.91 per share,  compared  to
$25.4 million or $13.35 per share at December 31, 2003. The increase in stockholders' equity was the result of a $799,000 increase in the fair market value of available-for-sale securities, net of taxes, as well as net income of $669,000 for the three months ended March 31, 2004. These increases were partially offset by the purchase of 13,400 shares of treasury stock ($375,000) and dividends paid of approximately $248,000 or $.13 per share. The Corporation's common equity position at March 31, 2004 exceeds all regulatory required minimums.

     Effective March 31, 2004, DNB deconsolidated DNB Capital Trust I, resulting in a change in the characterization of the underlying consolidated debt obligations from the previous trust preferred securities to junior subordinated debentures. While the junior subordinated debentures do not quality as Tier I capital for risk-based, they continue to quality as a component of capital for purposes of calculating total risk-based capital.

      On May 6, 2004, the Federal Reserve Board proposed formally to allow the continued inclusion of outstanding and prospective issuances of trust preferred securities in the tier 1 capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The Board also proposed to revise the quantitative limits applied to the aggregate amount of cumulative perpetual preferred stock, trust preferred securities, and minority interests in the equity accounts of certain consolidated subsidiaries (collectively, restricted core capital elements) included in the tier 1 capital of bank holding companies. The quantitative limits would become effective after a three-year transition period. In addition, the Board proposed to revise the qualitative standards for capital instruments included in regulatory capital consistent with longstanding Board policies. These proposals were intended to address supervisory concerns, competitive equity considerations, and changes in generally accepted accounting principles. Management does not anticipate that the Federal Reserve Board's proposal will have a material adverse impact on DNB, the Bank or their regulatory capital ratio compliance.

     The  following  table   summarizes  data  and  ratios   pertaining  to  the
Corporation and the Bank's capital structure.

                                                                                                 To Be Well
                                                                                              Capitalized Under
                                                                      For Capital             Prompt Corrective
                                            Actual                 Adequacy Purposes          Action Provisions
                                    --------------------         --------------------        --------------------
(Dollars in thousands)              Amount         Ratio         Amount         Ratio        Amount         Ratio
                                    ------         -----         ------         -----        ------         -----
DNB Financial Corporation
As of March 31, 2004:
   Total risk-based capital         $32,204        12.55%        $20,530         8.00%       $25,663        10.00%
   Tier 1 risk-based capital         28,980        11.29          10,265         4.00         15,398         6.00
   Tier 1 (leverage) capital         28,980         7.17          16,162         4.00         20,202         5.00

Downingtown National Bank
As of March 31, 2004:
   Total risk-based capital         $31,777        12.36%        $20,574         8.00%       $25,717        10.00%
   Tier 1 risk-based capital         28,547        11.10          10,287         4.00         15,430         6.00
   Tier 1 (leverage) capital         28,547         7.09          16,106         4.00         20,132         5.00

     In addition, the Federal Reserve Bank (the "FRB") leverage ratio rules require bank holding companies to maintain a minimum level of "primary capital" to total assets of 5.5% and a minimum level of "total capital" to total assets of 6%. For this purpose, (i) "primary capital" includes, among other items, common stock, certain perpetual debt instruments such as eligible Trust preferred securities, contingency and other capital reserves, and the allowance for loan losses, (ii) "total capital" includes, among other things, certain subordinated debt, and "total assets" is increased by the allowance for loan losses. DNB's primary capital ratio and its total capital ratio are both well in excess of FRB requirements.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

     To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes Modified Duration of Equity and Economic Value of Portfolio Equity ("EVPE") models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different if rates change. Results falling outside prescribed ranges require action by management. At March 31, 2004 and December 31, 2003, DNB's variance in the economic value of equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the table below. The change as a percentage of the present value of equity with a 200 basis point increase or decrease at December 31, 2003, was within DNB's negative 25% guideline.

                                                March 31, 2004                                  December 31, 2003
                                     ------------------------------------              -----------------------------------
Change in rates                      Flat          -200bp          +200bp              Flat          -200bp        +200 bp
                                     ----          ------          ------              ----          ------        -------
EVPE                              $  33,260      $  26,972       $  28,994          $  33,915       $ 29,953      $ 27,357
Change                                              (6,288)         (4,266)                           (3,691)       (6,557)
Change as a % of assets                               (1.5%)          (1.0%)                            (1.0%)        (1.6%)
Change as a % of PV equity                           (18.9%)         (12.8%)                           (11.7%)       (19.3%)

ITEM 4 - CONTROLS AND PROCEDURES

     DNB's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 15d-14(c) as of March 31, 2004 in accordance with the requirements of Exchange Act Rule 240.15d-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that DNB's current disclosure controls and procedures are effective and timely, providing them with material information relating to DNB and its subsidiaries required to be disclosed in the report DNB files under the Exchange Act.

     DNB's conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, DNB's internal control over financial reporting. Based on this evaluation, there has been no such change during the quarter ended March 31, 2004.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     Not Applicable

ITEM 2.   CHANGES IN SECURITIES

     Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

ITEM 5.   OTHER INFORMATION

     Not Applicable

ITEM 6.
(a)      EXHIBITS:

          3    (i)  Amended and Restated Articles of  Incorporation,  as amended effective  June 15, 2001,  filed on August 14, 2001, as Item
                    6(a) to Form 10-Q (No. 0-16667 and incorporated herein by reference.

               (ii) By-laws of the  Registrant  as amended  December  19,  2001, filed on March 24, 2002 at Item 3b to Form 10-Q (No. 0-16667 and incorporated herein by reference.

          10   (a)  Employment  Agreement between Downingtown  National Bank and
                    Henry F. Thorne  dated  December 31, 1996 filed on March 26,
                    1999 at  Item  10.l to  Form K for  the  fiscal  year  ended
                    December 31, 1998 (No. 0-16667) and incorporated herein by reference.

               (b) Form of Change of Control Agreements (i) dated May 5, 1998 between DNB Financial Corporation and Downingtown National Bank and the following executive officers: Ronald K. Dankanich, Eileen M. Knott and Bruce E. Moroney and (ii) dated July 18, 2000, April 28, 2003 and September 22, 2003 between DNB Financial Corporation and Downingtown National Bank and Kristen J. LaDow, William J. Hieb and Richard M. Wright, respectively, each in the form filed on March 26, 1999 at Item 10.2 to Form 10-K for the fiscal year ended December 31, 1998 (No. 0-16667), and incorporated herein by reference.

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

               (e) Form of Change of Control Agreements, as amended November 10, 2003, between DNB Financial Corporation and Downingtown National Bank and each of the following Directors: William
                    S. Latoff, James H. Thornton, Louis N. Teti,. Joseph G. Riper, James J. Koegel, Eli Silberman and Henry F. Thorne, filed on November 14, 2003 as Item 10(e) to Form 8-K (No. 0-16667) and incorporated herein by reference.

               (f) Retirement and Change of Control Agreement dated as of February 27, 2002, between DNB Financial Corporation and Downingtown National Bank and Thomas R. Greenleaf, a Director, filed on November 14, 2003 as Item 10(f) to Form 8-K (No. 0-16667) and incorporated herein by reference.

               (g) First Amendment to Employment Agreement of Henry F. Thorne dated December 23, 2003, filed on March 29, 2004 at Item 10(g) to Form 10-K for the fiscal year ended December 31, 2003 (No. 0-16667) and incorporated herein by reference.

               (h) Retirement and Death Benefit Agreement between Downingtown National Bank and Henry F. Thorne dated December 23, 2003, filed on March 29, 2004 at Item 10(h) to Form 10-K for the fiscal year ended December 31, 2003 (No. 0-16667) and incorporated herein by reference.

          11 Computation of Earnings per Common Share. The information for this Exhibit is incorporated by reference to pages 6 and 7 of this Form 10-Q.

          23 Consent of KPMG LLP, filed on March 29, 2004 at Item 23 to Form 10-K for the fiscal year ended December 31, 2003 (No. 0-16667) and incorporated herein by reference.

          31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.

          31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.

          32.1      Certification of Chief Executive Officer pursuant to Section
                    906.

          32.2      Certification of Chief Financial Officer pursuant to Section
                    906.

     (b)  Reports on Form 8-K

     The Registrant filed the following Current Reports on Form 8-K during the quarter ended March 31, 2004:


                Date                  Item Reported
                ----                  -------------

          January 6, 2004     Items 7 and 9 - Press Release announcing promotion
                              of Kenneth R. Kramer as SVP of Retail  Lending and
                              Leasing.

          February 5, 2004    Items  7,  9  and  12 -  Fourth  quarter  earnings
                              release with summary financial information.

          February 27, 2004   Items 7 and 9 - Announcement of cash dividend.

          March 29, 2004      Items 7 and 9 -  Announcement  of name  change  of
                              Downingtown National Bank subsidiary to DNB First.

     (c) Exhibits required by Item 601 of Regulation S-K. The exhibits required to be filed pursuant to this item are listed above under part (a) of this Item.

                                SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              DNB FINANCIAL CORPORATION
                                                     (Registrant)



DATE:  May 17, 2004                           /S/ Henry F. Thorne
                                              ------------------------------
                                              Henry F. Thorne, President
                                              and Chief Executive Officer



DATE:  May 17, 2004                           /S/ Bruce E. Moroney
                                              -----------------------------
                                              Bruce E. Moroney
                                              Chief Financial Officer