Form 10-Q
period 2004-06-30
DNB FINANCIAL CORP /PA/
filed 2004-08-12
CIK 713671

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: June 30, 2004 or

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from __________ to __________

Commission File Number: 0-16667

DNB Financial Corporation

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2222567
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Brandywine Avenue - Downingtown, PA 19335
(Address of principal executive offices and Zip Code)

(610) 269-1040
(Registrant’s telephone number, including area code)

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

[X] Yes  [  ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes  [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($1.00 Par Value) (Class)	1,874,007 (Shares Outstanding as of August 12, 2004)

DNB FINANCIAL CORPORATION AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (Unaudited)

DNB FINANCIAL CORPORATION

Consolidated Statements of Financial Condition (Unaudited)
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2004	2003
Assets
Cash and due from banks	$9,830	$10,283
Federal funds sold	372	5,299

Total cash and cash equivalents	10,202	15,582

Investment securities available for sale, at fair value	144,176	124,052
Investment securities (market value $41,638 in 2004 and $52,651 in 2003)	42,775	50,342
Loans and leases, net of unearned income	221,539	203,553
Allowance for credit losses	(4,479)	(4,559)

Net loans and leases	217,060	198,994

Office property and equipment, net	7,096	7,604
Accrued interest receivable	1,791	1,744
Bank owned life insurance	6,041	5,937
Deferred income taxes	1,991	1,322
Other assets	4,187	3,436

Total assets	$435,319	$409,013

Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$51,294	$52,788
Interest-bearing deposits:
NOW accounts	70,969	67,158
Money market	50,093	55,412
Savings	68,071	46,630
Time	64,817	70,448

Total deposits	305,244	292,436

FHLB advances and lease obligations	88,416	83,720
Repurchase agreements	9,442	—
Junior subordinated debentures	5,155	5,000

Total borrowings	103,013	88,720

Accrued interest payable	845	900
Other liabilities	1,655	1,585

Total liabilities	410,757	383,641

Stockholders’ Equity
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 10,000,000 shares authorized; 2,048,206 and 2,041,079 issued, respectively	2,048	2,041
Treasury stock, at cost (163,431 and 153,831 shares, respectively)	(3,718)	(3,097)
Surplus	26,491	26,373
Retained earnings	1,976	1,092
Accumulated other comprehensive loss, net	(2,235)	(1,037)

Total stockholders’ equity	24,562	25,372

Total liabilities and stockholders’ equity	$435,319	$409,013

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Interest Income:
Interest and fees on loans and leases	$3,387	$3,195	$6,725	$6,493
Interest and dividends on investment securities:
Taxable	1,191	1,183	2,393	2,393
Tax-free	253	114	495	166
Tax preferred	60	92	145	231
Interest on Federal funds sold	10	12	26	42

Total interest income	4,901	4,596	9,784	9,325

Interest Expense:
Interest on Federal funds purchased	4	4	6	4
Interest on NOW, money market and savings	274	282	515	593
Interest on time deposits	363	580	739	1,313
Interest on borrowings	891	943	1,865	1,864
Interest on junior subordinated debentures	64	66	128	132
Interest on lease obligations	24	25	49	49

Total interest expense	1,620	1,900	3,302	3,955

Net interest income	3,281	2,696	6,482	5,370
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	3,281	2,696	6,482	5,370

Non-interest Income:
Service charges	335	307	647	605
Wealth management	164	171	375	312
(Losses) gains on sales of investment securities	(69)	129	(23)	129
Increase in cash surrender value of BOLI	52	54	105	114
Other	340	175	505	350

Total non-interest income	822	836	1,609	1,510

Non-interest Expense:
Salaries and employee benefits	1,757	1,642	3,479	3,171
Furniture and equipment	323	379	646	733
Occupancy	216	209	439	404
Professional and consulting	96	119	253	235
Marketing	238	81	327	143
Printing and supplies	91	97	192	165
Other	488	474	1,038	912

Total non-interest expense	3,209	3,001	6,374	5,763

Income before income taxes	894	531	1,717	1,117
Income tax expense	185	103	339	197

Net income	$709	$428	$1,378	$920

Earnings Per Share:
Basic	$0.37	$0.22	$0.73	$0.48
Diluted	$0.37	$0.22	$0.71	$0.47
Cash dividends per share	$0.13	$0.13	$0.26	$0.26
Weighted average number of common shares outstanding:
Basic	1,894,270	1,906,572	1,897,199	1,910,113
Diluted	1,924,117	1,948,059	1,934,402	1,951,338

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2004	2003
Cash Flows From Operating Activities:
Net income	$1,378	$920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	784	1,707
Loss (gain) on sales of investments	23	(129)
(Increase) decrease in accrued interest receivable	(47)	237
Increase in deferred taxes	(52)	—
Increase in other assets	(751)	(976)
Increase in cash surrender value of bank owned life insurance	(104)	(114)
Decrease in accrued interest payable	(55)	(233)
Increase (decrease) in current taxes payable	189	(433)
(Decrease) increase in other liabilities	(119)	441

Net Cash Provided By Operating Activities	1,246	1,420

Cash Flows From Investing Activities:
Proceeds from maturities & paydowns of AFS securities	22,272	45,136
Proceeds from maturities & paydowns of HTM securities	7,433	9,653
Purchase of AFS securities	(50,665)	(59,143)
Purchase of HTM securities	—	(39,783)
Proceeds from sale of AFS securities	6,200	12,867
Net (increase) decrease in loans and leases	(18,066)	2,857
Sale (purchase) of office property and equipment, net	89	(339)

Net Cash Used In Investing Activities	(32,737)	(28,752)

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	12,808	(1,280)
Increase in Federal funds purchased	—	3,784
Decrease in lease obligations	(4)	(4)
Increase in repurchase agreements	9,442	—
Increase in FHLB advances	4,855	15,000
Proceeds from exercise of options	125	185
Dividends paid	(494)	(473)
Purchase of treasury stock	(621)	(800)

Net Cash Provided by Financing Activities	26,111	16,412

Net Change in Cash and Cash Equivalents	(5,380)	(10,920)
Cash and Cash Equivalents at Beginning of Period	15,582	22,024

Cash and Cash Equivalents at End of Period	$10,202	$11,104

Supplemental Disclosure Of Cash Flow Information:
Cash paid during the period for:
Interest	$3,357	$4,188
Income taxes	158	166

Supplemental Disclosure Of Non-Cash Flow Information:
Change in unrealized losses on securities-AFS	$(1,815)	$(1,576)
Change in deferred taxes due to change in unrealized losses on securities-AFS	617	535

See accompanying notes to unaudited consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION AND RESTATEMENT

The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the “Corporation” or “DNB”) and its subsidiary, DNB First, National Association (the “Bank”) have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior amounts not affecting net income are reclassified when necessary to conform with current period classifications. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results, which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2003.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”). This statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002, except for financial reports containing condensed financial statements for interim periods for which disclosure is effective for periods beginning after December 15, 2002. This Statement announces that “in the near future, the Financial Accounting Standards Board plans to consider whether it should propose changes to the U.S. standards on accounting for stock-based compensation”. There was no impact of this statement on DNB’s financial condition, equity or results of operations for the year ended December 31, 2003 or six months ended June 30, 2004. In addition, there was no expense recognized under APB Opinion No. 25. DNB has complied with the disclosure requirements of this statement. It is expected that SFAS No. 148 will require the expensing of all stock-based compensation at some point in the future. Had DNB determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, DNB’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended,		Six Months Ended,
	June 30		June 30
	2004	2003	2004	2003
	(dollars in thousands, except per share data)		(dollars in thousands, except per share data)
Net income, as reported	$709	$428	$1,378	$920
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(68)	—	(68)

Pro forma net income	$709	$360	$1,378	$852

Earnings per share:
Basic – as reported	$.37	$.22	$.73	$.48

Basic – pro forma	$.37	$.19	$.73	$.45

Diluted – as reported	$.37	$.22	$.71	$.47

Diluted – pro forma	$.37	$.18	$.71	$.44

NOTE 2: EARNINGS PER SHARE (EPS)

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur from the conversion of common stock equivalents (i.e., stock options) and is computed using the treasury stock method. For the three and six months ended June 30, 2004, 149,100 stock options were included in the earnings per share calculation because such options were dilutive. DNB did not have any anti-dilutive stock options during these periods. For the three and six months ended June 30, 2003, 45,915 and 40,753 stock options were not included in the earnings per share calculation because such options were anti-dilutive. Earnings per share, dividends per share and weighted average shares outstanding have been adjusted to reflect the effects of the 5% stock dividend paid in December 2003. Net income and the weighted average number of shares outstanding for basic and diluted EPS for the three and six months ended June 30, 2004 and 2003 are reconciled as follows:

(In thousands, except per share data)

	Three months ended			Three months ended
	June 30, 2004			June 30, 2003
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS:
Income available to common stockholders	$709	1,894	$0.37	$428	1,907	$0.22
Effect of dilutive common stock equivalents- stock options	—	30	—	—	41	—

Diluted EPS	$709	1,924	$0.37	$428	1,948	$0.22

	Six months ended			Six months ended
	June 30, 2004			June 30, 2003
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS:
Income available to common stockholders	$1,378	1,897	$0.73	$920	1,910	$0.48
Effect of dilutive common stock equivalents- stock options	—	37	(0.02)	—	41	(0.01)

Diluted EPS	$1,378	1,934	$0.71	$920	1,951	$0.47

NOTE 3: COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income includes all changes in stockholders’ equity during the period, except those resulting from investments by owners and distributions to owners. Comprehensive (loss) income for all periods consisted of net income and other comprehensive (loss) income relating to the change in unrealized (losses) gains on investment securities available for sale, as shown in the following table:

	For three months ended June 30		For six months ended June 30
(Dollars in thousands)	2004	2003	2004	2003
COMPREHENSIVE (LOSS) INCOME:
Net Income	$709	$428	$1,378	$920
Other comprehensive (loss) income, net of tax, relating to unrealized (losses) gains on investments	(1,977)	(679)	(1,198)	(1,041)

Total comprehensive (loss) income	$(1,288)	$(251)	$180	$(121)

NOTE 4: JUNIOR SUBORDINATED DEBENTURES

DNB’s junior subordinated debentures (the “debentures”) are floating rate and were issued by DNB on July 20, 2001 to DNB Capital Trust I (the “Trust”), a Delaware business trust in which DNB owns all of the common equity. The Trust issued $5.0 million of floating rate (6 month Libor plus 3.75%, with a cap of 12%) capital preferred securities (“TruPS”) to a qualified institutional buyer. The proceeds of these securities were used by the Trust, along with DNB’s capital contribution, to purchase the $5.2 million principal amount of DNB’s floating rate junior subordinated debentures. The preferred securities are redeemable by DNB on or after July 25, 2006, or earlier in the event of certain adverse tax or bank regulatory developments. The preferred securities must be redeemed upon maturity of the debentures on July 25, 2031. Effective March 31, 2004, as a result of the adoption of FIN 46, DNB deconsolidated the Trust, resulting in a change in the characterization of the underlying consolidated debt obligations from the previous trust preferred securities to junior subordinated debentures. The result was an increase in junior subordinated debentures of $155,000. The junior subordinated debentures qualify as a component of capital for regulatory purposes.

NOTE 5: RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued Revised SFAS No. 132, Employers’ Disclosures About Pensions and Other Postretirement Benefits (“SFAS No. 132”). This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003, except for disclosure of estimated future benefit payments, which become effective for fiscal years ending after June 15, 2004. DNB has complied with the annual disclosure requirements of this statement.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“VIE”), which was issued in January 2003. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of FIN 46R resulted in the deconsolidation of DNB Capital Trust I. The result was an increase in junior subordinated debentures of $155,000 and an increase in other assets of $155,000 for the investment in the trust.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF DNB’S BUSINESS AND BUSINESS STRATEGY

DNB Financial Corporation is a bank holding company whose bank subsidiary, DNB First, National Association, is a nationally chartered commercial bank with trust powers, and a member of the FDIC. DNB provides a broad range of banking services to individual and corporate customers through its nine full service community offices located throughout Chester County, Pennsylvania. DNB is a community bank that focuses its lending and other services on businesses and consumers in the local market area. DNB funds all these activities with retail and business deposits and borrowings. Through its DNB Advisors division, the Bank provides wealth management and trust services to individuals and businesses. The Bank and its subsidiary, DNB Financial Services, Inc., make available certain non-depository products and services, such as securities brokerage, mutual funds, life insurance and annuities.

DNB has embarked on a strategy called “Helping Our Customers Succeed”. The key goal of this strategy is to become the “Bank of Choice” in Chester County by delivering consistent, high quality customer service to businesses and individuals. We focus our efforts on assisting our customers in ways that will help them become successful. To that end, DNB continues to make appropriate investments in all areas of our business, including people, technology, facilities and marketing. Customers may also visit DNB on its website at http://www.dnbfirst.com.

On March 29, 2004, DNB announced that the Bank is changing its trading name to “DNB First.” A new logo, new signage, and new services were unveiled at branches during the second quarter of 2004. A variety of “grand opening” events were held to promote the name change. As of April 27, 2004, the legal name of the Bank was changed to DNB First, National Association. Management believes that the new name will allow the Bank, with a new logo and presentation, to promote itself more effectively beyond DNB’s traditional market area. Management also believes the new name will allow the Bank to communicate the full range of its financial services capabilities.

RECENT DEVELOPMENTS

National and local market indicators are showing signs that the economy, which slipped into a recession in late 2001, may slowly be improving. The most recent Federal Reserve Board report as of June 16, 2004 suggested that the nation’s economy continued to expand in April and May.

Retail sales were generally positive. General retailers expressed cautious optimism about sales in the coming months. Vehicle sales increased modestly. Sales in light, fuel-efficient autos had increased while sales of trucks and SUVs had decreased because of rising gasoline prices. Manufacturing activity increased in April and May. Some districts reported intensifying cost pressures because of rising input costs. Activity in the services sector increased in most areas throughout the districts. Demand for freight transportation services increased in several districts. Rising demand for trucking services, coupled with limited capacity, led some firms to announce new hires and capital expansion. In addition, transportation firms are more readily passing on cost of increases from rising fuel and healthcare coverage costs to their customers. Residential real estate activity remained robust in most districts. Home price appreciation was steady; however, homes were taking longer to sell than earlier in the year. Commercial real estate markets were mostly slack, although a few districts noted signs of moderate improvement.

In most Federal Reserve Districts lending activity increased. Mortgage loan demand was remained strong in most districts; however, most districts reported a decline in refinancing activity due to a rise in mortgage interest rates. Lending to small business firms was rising in most areas.

Most districts reported a strengthening of labor markets. Several districts reported increasing employment, plant expansion, and plant openings across sectors, including, manufacturing, construction, freight transportation services, and healthcare services. District reports indicated little or muted upward pressures on wages, although the rising cost of health insurance remained a key issue.

Consumer price increases were generally modest, but most districts reported increasing input prices, particularly of energy-related products, building materials, and steel.

The consensus in the Philadelphia District business community is that the regional economy will continue to improve during the rest of the year. Manufacturers anticipate increases in shipments and orders during the next six months. Retailers expect sales in the second half of the year to exceed sales in the same period last year. Auto dealers are less optimistic, but they still expect this year’s sales to be close to last year’s. Bankers expect business and consumer lending to increase, but they anticipate a slowing in residential mortgage activity, primarily as a result of a decrease in refinancing. Real estate agents and home builders expect continued strong demand for homes, but contacts in commercial real estate see few signs that demand for space will strengthen appreciably this year.

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

During 2004, DNB grew its loan portfolio, and increased deposits in a continuing effort to reposition its balance sheet. The loan portfolio grew $18.1 million or 8.8% over the amount of total loans at December 31, 2003, with positive growth in both the commercial and consumer sectors. DNB’s deposit base grew $12.8 million or 4.4% of which was primarily the result of a special Platinum account promotion that attracted a significant number of new customers to the Bank. As a result of these balance sheet changes, total assets grew $26.3 million or 6.4% to $435 million at June 30, 2004, compared to $409.0 million at December 31, 2003. During June 2004, DNB announced plans to expand its Cash Management Services by offering commercial customers the ability to sell excess funds to DNB through repurchase agreements. This will augment DNB’s existing sweep arrangements and add approximately $22 million of low cost borrowings to DNB’s balance sheet.

DNB’s financial objectives are focused on earnings per diluted share growth and return on average equity. In order to achieve its financial objectives, DNB completed a 5-Year Strategic Plan and has defined the following strategies:

•	Grow loans and diversify the mix

•	Reduce the size of the investment portfolio

•	Reduce long-term borrowings

•	Enhance the branch network and alternative delivery options

•	Focus on profitable customer segments

•	Grow and diversify non-interest income

Management’s strategies are designed to direct DNB’s tactical investment decisions and support financial objectives. DNB’s most significant revenue source continues to be net interest income, defined as total interest income less interest expense, which in 2003 accounted for approximately 82% of total revenue. To produce net interest income and consistent earnings growth over the long-term, DNB must generate loan and deposit growth at acceptable economic spreads within its market area. To generate and grow loans and deposits, DNB must focus on a number of areas including, but not limited to, the economy, branch expansion, sales practices, customer satisfaction and retention, competition, customer behavior, technology, product innovation and credit performance of its customers.

Management has made a concerted effort to improve the measurement and tracking of business lines and overall corporate performance levels. Improved information systems have increased DNB’s ability to track key indicators and enhance corporate performance levels. Better measurement against goals and objectives and increased accountability will be integral in attaining desired loan, deposit and fee income production.

MATERIAL CHALLENGES, RISKS AND OPPORTUNITIES

The following is a summary of changes to material challenges, risks and opportunities DNB has faced during the first six months of 2004.

Interest Rate Risk Management. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. DNB considers interest rate risk a predominant risk in terms of its potential impact on earnings. Interest rate risk can occur for any one or more of the following reasons: (a) assets and liabilities may mature or re-price at different times; (b) short-term or long-term market rates may change by different amounts; or (c) the remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change. One of the most critical challenges DNB faced during the past few years has been the impact of historically low interest rates. During 2004, management has focused its efforts on positioning the balance sheet for increased rates, in light of stronger employment data. Recent government releases indicate a sharp turn in the labor numbers, which are strong enough to support the beginning of a Fed rate hike. On top of the stronger job data, inflation numbers have been above estimates. Additionally, consumer confidence has picked-up during the second quarter.

In anticipation of higher rates, management has attempted to shorten the duration of its investment portfolio and lengthen the maturity of DNB’s deposit base. During the first quarter in 2004, management reduced its one-year GAP position from a negative 6.6% at December 31, 2003 to a positive 3.2% at March 31, 2004. However, during the second quarter, the one-year GAP moved back to a negative 8.2% at June 30, 2004. The primary cause of the move to a negative GAP was the reduction of $16.4 million in the federal funds sold position that was on DNB’s balance sheet at March 31, 2004. In addition, DNB added $9.4 million in overnight customer repurchase agreements to its balance sheet during the second quarter in 2004. The monies from the federal funds and the repurchase agreements were used to buy investments with a 2-4 year average life, which caused the one-year GAP to move to a negative 8.2%. Management will attempt to reduce its negative GAP in the third quarter.

Liquidity and Market Risk Management. The objective of DNB’s asset/liability management function is to maintain consistent growth in net interest income within DNB’s policy limits. This objective is accomplished through the management of liquidity and interest rate risk, as well as customer offerings of various loan and deposit products. DNB maintains adequate liquidity to meet daily funding requirements, anticipated deposit withdrawals, or asset opportunities in a timely manner. Liquidity is also necessary to meet obligations during unusual, extraordinary and adverse operating circumstances, while avoiding a significant loss or cost. DNB’s foundation for liquidity is a stable deposit base as well as a marketable investment portfolio that provides cash flow through regular maturities or that can be used for collateral to secure funding in an emergency. As part of its liquidity management, DNB maintains assets, which comprise its primary liquidity (Federal funds sold, investments and interest-bearing cash balances, less pledged securities), which totaled $140.1 million and $129.8 million as of June 30, 2004 and December 31, 2003, respectively. DNB’s primary liquidity ratio (primary liquidity as a percent of assets) was 32.2% and 31.7% for the same respective dates. Management slightly increased its primary liquidity levels during 2004 in anticipation of a rising rate environment.

Credit Risk Management. DNB defines credit risk as the risk of default by a customer or a counter-party. The objective of DNB’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis as well as to limit the risk of loss resulting from an individual customer default. Credit risk is managed through a combination of underwriting, documentation and collection standards. DNB’s credit risk management strategy calls for regular credit examinations and quarterly management reviews of large credit exposures and credits experiencing credit quality deterioration. DNB’s loan review procedures provide objective assessments of the quality of underwriting, documentation, risk grading and charge-off procedures, as well as an assessment of the ALLL reserve analysis process. During 2004, management continued to improve its credit quality monitoring by refining its exception tracking system, which will allow DNB’s loan officers to monitor their individual portfolio more effectively.

Competition. In addition to the challenges related to the interest rate environment, community banks in Chester County have been experiencing increased competition from large regional and international banks entering DNB’s marketplace through mergers and acquisitions. Competition for loans and deposits has negatively affected DNB’s net interest margin. To compensate for the increased competition, DNB, along with other area community banks, has aggressively sought and marketed customers who have been disenfranchised by these mergers. To attract these customers, DNB introduced new deposit products, such as the “Platinum” account and “Money Market IRAs.” In addition, DNB has introduced Market Managers and Personal Bankers to serve the special banking needs of its clients. During 2004, DNB attracted $17.7 million into its new Platinum Savings account. In addition, DNB is in the process of introducing new packaged accounts to attract new retail and business customers.

Material Trends and Uncertainties. The industry is experiencing an on-going and widespread trend of consolidation in response to shrinking margins, as well as competitive and economic challenges. In an effort to broaden market share by capitalizing on operational efficiencies, larger institutions have been acquiring smaller regional and community banks and thrifts. Chester County has witnessed many recent mergers due to attractive demographics, commercial expansion and other growth indicators. As a result of these factors, the operating environment is very competitive as Chester County hosts over 40 banks, thrifts and credit unions. In addition, brokerage firms, mutual fund companies and boutique investment firms are prevalent, given the county’s attractive demographics. This intense competition continually puts pressures on DNB’s margins and operating results as competitors offer a full range of loan, deposit and investment products and services. In addition, many of these competitors are much larger than DNB and consistently outspend the Bank in marketing to attract new customers and buy market share. DNB anticipates these pressures will continue to adversely affect operating results.

Other Material Challenges, Risks and Opportunities. As a financial institution, DNB’s earnings are significantly affected by general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, and the strength of the United States economy and local economics in which we operate. For example, an economic downturn, increase in unemployment, or other events that negatively impact household and/or corporate incomes could decrease the demand for DNB’s loan and non-loan products and services and increase the number of customers who fail to pay interest or principal on their loans. Geopolitical conditions can also affect DNB’s earnings. Acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and our military conflicts including the aftermath of the war with Iraq, could impact business conditions in the United States.

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

In management’s opinion, the most critical accounting policies and estimates impacting DNB’s consolidated financial statements are listed below. These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. For a complete discussion of DNB’s significant accounting policies, see the footnotes to DNB Consolidated Financial Statements for the fiscal year ended December 31, 2003 (the “Annual Financial Statements”), incorporated in DNB’s 10-K for the year ended December 31, 2003.

1. Determination of the allowance for credit losses. Credit loss allowance policies involve significant judgments and assumptions by management which may have a material impact on the carrying value of net loans and, potentially, on the net income recognized by DNB from period to period. The allowance for credit losses is based on management’s ongoing evaluation of the loan and lease portfolio and reflects an amount considered by management to be its best estimate of the amount necessary to absorb known and inherent losses in the portfolio. Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, diversification of the portfolios, delinquency statistics, results of loan review and related classifications, and historic loss rates. In addition, certain individual loans which management has identified as problematic are specifically provided for, based upon an evaluation of the borrower’s perceived ability to pay, the estimated adequacy of the underlying collateral and other relevant factors. In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for credit losses. They may require additions to the allowance based upon their judgments about information available to them at the time of examination. Although provisions have been established and segmented by type of loan, based upon management’s assessment of their differing inherent loss characteristics, the entire allowance for credit losses is available to absorb further losses in any category.

Management uses significant estimates to determine the allowance for credit losses. Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB’s control, therefore management’s estimate of the amount necessary to absorb allowance for credit losses and actual credit losses could differ. DNB’s current judgment is that the valuation of the allowance for credit losses remains appropriate at June 30, 2004. For a description of DNB’s accounting policies in connection with its allowance for credit losses, see, “Allowance for Credit Losses,” in Management’s Discussion and Analysis.

2. Realization of deferred income tax items. Estimates of deferred tax assets and deferred tax liabilities make up the asset category titled “net deferred taxes”. These estimates involve significant judgments and assumptions by management, which may have a material impact on the carrying value of net deferred tax assets for financial reporting purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance would be established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available. For a more detailed description of these items, see Footnote 11 (Federal Income Taxes) to DNB’s audited consolidated financial statements for the fiscal year ended December 31, 2003.

The Footnotes to DNB’s Consolidated Financial Statements set forth herein and in DNB’s Annual Financial Statements identify other significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of DNB and its results of operations.

FINANCIAL CONDITION

DNB’s total assets were $435.3 million at June 30, 2004 compared to $409.0 million at December 31, 2003.

Investment Securities. Investment securities (Available-For-Sale and Held-To-Maturity) increased $15.6 million or 8.9% to $187.0 million at June 30, 2004 compared to $174.4 million at December 31, 2003. The increase in investment securities was primarily due to the purchase of $50.7 in securities offset by normal investment pay-downs and maturities. As a continuation of its previously announced comprehensive plan designed to reposition its balance sheet and improve core earnings, DNB continued to restructure its investment portfolio in anticipation of a higher rate environment by selling longer term securities and reinvesting the proceeds in securities with 3-5 year average lives. These securities provide increased cash flow for reinvestment and reduce the potential for market depreciation in a higher rate environment.

Loan and Lease Portfolio. One of DNB’s primary strategic goals is to grow loans. At June 30, 2004, DNB’s total loan portfolio was $217.1 million compared to $199.0 million at December 31, 2003. Management made progress towards its goal as loans grew $18.1 million during 2004. The increase in the loan portfolio was primarily the result of emphasis placed on increasing commercial lending, leasing and consumer relationships. The commercial loan portfolio grew $5.1 million or 3.5%, the commercial leasing portfolio grew $4.1 million or 48.8%, while the consumer loan portfolio increased $7.6 million or 21.5%. The growth in these portfolios can be attributed, in part, to product redesign and enhancements, coupled with increased advertising and more aggressive pricing in some of the shorter-term and adjustable rate products.

Deposits. At June 30, 2004, deposits were $305.2 million compared to $292.4 million at December 31, 2003. Total deposits grew $12.8 million or 4.4% in 2004. Most of this growth emanated from a special Platinum account promotion that attracted a significant number of new customers to the Bank. During 2004, savings deposits grew $21.4 million or 46.0% and NOW accounts grew $3.8 million or 5.7%, while non-interest bearing deposits, money market accounts and time deposits decreased $1.5 million, $5.3 million and $5.6 million, respectively.

FHLB Advances. FHLB advances totaled $87.7 million at June 30, 2004 and $83.0 million at December 31, 2003. During 2004, DNB paid off $6.0 million of borrowings that would have matured on various dates throughout 2004 and replaced these borrowings with 3-month borrowings. DNB paid an $81,000 prepayment penalty and reduced its anticipated interest expense for the remainder of 2004 by roughly the same amount. During the first six months of 2004, $4.7 million of additional overnight FHLB advances were used to fund loan growth.

Stockholder’s Equity. Stockholders’ equity was $24.6 million or $12.97 per share at June 30, 2004, compared to $25.4 million or $13.35 per share at December 31, 2003. The decrease in stockholder’s equity was primarily a result of a decrease in accumulated other comprehensive loss, the purchase of treasury stock and cash dividends paid, offset by net income. The decrease in the per-share equity value from $13.35 to $12.97 was primarily attributable to the decrease in accumulated other comprehensive loss offset by reductions in the number of shares outstanding resulting from the purchase of treasury stock. The Corporation’s common equity position at June 30, 2004 exceeds the regulatory required minimums.

RESULTS OF OPERATIONS

NET INTEREST INCOME

DNB’s earnings performance is primarily dependent upon its level of net interest income, which is the excess of interest income over interest expense. Interest income includes interest earned on loans, investments and federal funds sold and interest-earning cash, as well as loan fees and dividend income earned on investment securities. Interest expense includes interest on deposits, federal funds purchased, FHLB advances and other borrowings.

On a tax-equivalent basis, net interest income increased $641,000 or 23.0% to $3.4 million for the three months ended June 30, 2004 and $1.2 million or 21.4% to $6.8 million for the six months ended June 30, 2004 compared to the same periods in 2003. DNB’s net interest margin increased to 3.48% and 3.51% for the three and six months ended June 30, 2004 compared to 2.98% and 3.01% for the same periods in 2003, respectively.

For the three months ended June 30, 2004, the effect of volume changes was a $1.0 million increase to net interest income, which was offset by $382,000 decrease in net interest income relating to rate changes. The increase in net interest income relating to volume was primarily attributable to strong loan and lease growth. The decrease in net interest income relating to rate was primarily due to run-off of higher yielding assets being replaced with lower yielding assets. As a result, the decline in rate on interest earning assets outpaced the decline in rate on interest bearing liabilities.

For the six months ended June 30, 2004 compared to same period in 2003, the effect of volume and rate changes was a $1.1 million and a $155,000 increase to net interest income, respectively. The increase in net interest income relating to volume was primarily attributable to strong loan and lease growth. The increase in net interest income relating to rate was primarily due to higher costing certificate of deposits being replaced with lower costing savings and transaction accounts.

The following tables set forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three and six months ended June 30, 2004 compared to the same periods in 2003 (tax-exempt yields and yields on agency-preferred stock that have a 70% dividend received deduction have been adjusted to a tax equivalent basis using a 34% tax rate). For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (i) changes in rate (change in rate multiplied by old volume) and (ii) changes in volume (change in volume multiplied by old rate). The net change attributable to the combined impact of rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

	Three Months Ended June 30, 2004
	Compared to 2003
Increase (Decrease) Due to	Rate	Volume	Total

Interest-earning assets:
Loans	$(357)	$545	$188
Investment securities
Taxable	98	(91)	7
Tax-exempt	(436)	647	211
Tax-preferred equity securities .	(21)	(23)	(44)
Federal funds sold	6	(7)	(1)

Total	(710)	1,071	361

Interest-bearing liabilities:
Federal funds purchased	—	—	—
Savings, NOW and money market deposits	(73)	65	(8)
Time deposits	(58)	(159)	(217)
FHLB advances	(192)	140	(52)
Junior subordinated debentures	(4)	2	(2)
Lease Obligations	(1)	—	(1)

Total	(328)	48	(280)

	Three Months Ended June 30, 2004
	Compared to 2003
Increase (Decrease) Due to	Rate	Volume	Total

Net Interest Income	$(382)	$1,023	$641

	Six Months Ended June 30, 2004
	Compared to 2003
Increase (Decrease) Due to	Rate	Volume	Total

Interest-earning assets:
Loans	$(725)	$950	$225
Investment securities
Taxable	266	(266)	—
Tax-exempt	81	418	499
Tax-preferred equity securities .	(82)	(35)	(117)
Federal funds sold	(7)	(9)	(16)

Total	(467)	1,058	591

Interest-bearing liabilities:
Federal funds purchased	(1)	3	2
Savings, NOW and money market deposits	(175)	97	(78)
Time deposits	(277)	(297)	(574)
FHLB advances	(163)	164	(1)
Junior subordinated debentures	(7)	4	(3)
Lease Obligations	—	(1)	(1)
Repurchase Agreements	1	—	1

Total	(622)	(30)	(652)

Net Interest Income	$155	$1,088	$1,243

ALLOWANCE FOR CREDIT LOSSES

To provide for known and inherent losses in the loan and lease portfolios, DNB maintains an allowance for credit losses. Provisions for credit losses are charged against income to increase the allowance when necessary. Loan and lease losses are charged directly against the allowance and recoveries on previously charged-off loans and leases are added to the allowance. In establishing its allowance for credit losses, management considers the size and risk exposure of each segment of the loan and lease portfolio, past loss experience, present indicators of risk such as delinquency rates, levels of non-accruals, the potential for losses in future periods, and other relevant factors. Management’s evaluation of the loan and lease portfolio generally includes reviews, on a sample basis, of individual borrowers regardless of size and reviews of problem borrowers of $100,000 or greater. Consideration is also given to examinations performed by regulatory agencies, primarily the Office of the Comptroller of the Currency (“OCC”).

In determining the allowance, DNB utilizes a methodology, which includes an analysis of historical loss experience for the commercial real estate, commercial, residential real estate, home equity and consumer installment loan pools to determine a historical loss factor. The historical loss factors are then applied to the current portfolio balances to determine the required reserve percentage for each loan pool based on risk rating. In addition, specific allocations are established for loans and leases where loss is probable and reasonably identifiable, based on management’s judgment and an evaluation of the individual credit, which includes various factors mentioned above. The allocated portion of the reserve is then determined as a result of an analysis of the loan pools and specific allocations.

In establishing and reviewing the allowance for adequacy, emphasis has been placed on utilizing the methodology prescribed in the OCC’s Handbook (which utilizes BC 201 qualitative risk factors). As a result, management has taken into consideration factors and variables which may influence the risk of loss within the loan portfolio, including: (i) trends in delinquency and non-accrual loans; (ii) changes in the nature and volume of the loan portfolio; (iii) effects of any changes in lending policies; (iv) experience, ability, and depth of management/quality of loan review; (v) national and local economic trends and conditions; (vi) concentrations of credit; and (vii) effect of external factors on estimated credit losses. The unallocated portion of the allowance is intended to provide for probable losses that are not otherwise identifiable using the BC201 risk factors such as (i) the effect of expansion into new markets or lines of business that are not as familiar as DNB’s current market or business lines; (ii) the risk that the information we receive from our borrowers is inaccurate or misleading and (iii) the non-quantifiable impact that a terrorist action or threat of action may have on a particular industry.

DNB’s percentage of allowance for loan and lease loss reserves to total loans and leases was 2.02% at June 30, 2004. There were no provisions made during the three and six months ended June 30, 2004, and 2003 since management determined the allowance for credit losses was adequate and provided for known and inherent credit losses as of June 30, 2004.

The following table summarizes the changes in the allowance for credit losses for the periods indicated. Real estate includes both residential and commercial real estate.

	6 Months	Year	6 Months
	Ended	Ended	Ended
(Dollars in thousands)	6/30/04	12/31/03	6/30/03
Beginning Balance	$4,559	$4,546	$4,546
Provisions:	—	—	—
Loans charged off:
Real estate	—	(10)	(11)
Commercial	(75)	(302)	(204)
Consumer	(56)	(14)	(58)

Total charged off	(131)	(326)	(273)
Recoveries:
Real estate	16	111	98
Commercial	7	220	195
Consumer	28	8	17

Total recoveries	51	339	310

Net (charge-offs) recoveries	(80)	13	37

Ending Balance	$4,479	$4,559	$4,583

NON-INTEREST INCOME

Total non-interest income includes service charges on deposit products; fees received in connection with the sale of non-depository products and services, including fiduciary and investment advisory services offered through DNB Advisors; securities brokerage products and services and insurance brokerage products and services offered through DNB Financial Services; and other sources of income such as increases in the cash surrender value of bank owned life insurance (“BOLI”), net gains on sales of investment securities and other real estate owned (“OREO”) properties. In addition, DNB receives fees for cash management, merchant services, debit cards, safe deposit box rentals, check cashing, lockbox services and similar activities.

Total non-interest income was $822,000 and $1.6 million for the three and six months ended June 30, 2004 compared to $836,000 and $1.5 million for the same periods in 2003. Income recognized from service charges on deposits and increases in the cash surrender value of BOLI were relatively consistent with prior periods. The increase in non-interest income was related to an additional $63,000 in revenues generated from DNB’s wealth management group year-over-year as well as a $259,000 gain recognized during 2004 on the sale of land adjacent to DNB’s Ludwig’s Corner Branch. These increases were offset by $23,000 of losses recognized during 2004 on the sale of investment securities compared to $129,000 of gains in 2003. Additionally, during the second quarter of 2004, an $86,000 loss was recognized on disposal of signs in relation to the Bank’s name change from Downingtown National Bank to DNB First.

As a part of DNB’s Strategic Plan to grow and diversify non-interest income, management has placed a greater focus on its Wealth

Management Group. DNB’s Wealth Management Group is comprised of its trust department, which operates under the name “DNB Advisors”, and its retail investment division, which operates under the name “DNB Financial Services.” Combined revenues from DNB’s Wealth Management Group’s two units increased $63,000 or 20.2% year-over-year, to $375,000, evidencing a greater focus on this line of business.

NON-INTEREST EXPENSE

Non-interest expense includes salaries & employee benefits, furniture & equipment, occupancy, professional & consulting fees as well as printing & supplies, marketing and other less significant expense items. Total non-interest expense was $3.2 million and $6.4 million for the three and six months ended June 30, 2004 compared to $3.0 million and $5.8 million for the same periods in 2003, respectively. The increase in non-interest expense was primarily due to the following areas.

Marketing. DNB incurred $172,000 of additional costs during the second quarter of 2004 related to its name change for increased advertising.

Salaries and Employee Benefits. DNB’s compensation costs were $1.8 million and $3.5 million for the three and six months ended June 30, 2004 compared to $1.6 million and $3.2 million for the same periods in 2003, respectively. This increase was primarily related to an increase in full-time equivalent employees, normal merit increases as well as contributions to DNB’s new Profit Sharing Plan. A portion of the increase was as a result of DNB’s continuing assessment of strategic goals and operating objectives when two key additions were made to DNB’s management team in 2003. William J. Hieb joined DNB as Executive Vice President and Chief Operating Officer in April 2003. Richard M. Wright joined DNB in September 2003 to head up the Bank’s retail network. In addition to these two important changes, management is in the process of expanding its lending and support staff to facilitate loan growth as part of its balance sheet restructuring plan. DNB believes that these changes will be integral to achieving its long-term strategic goals. During the fourth quarter of 2003, DNB froze its existing pension plan and took steps to make its retirement benefits more cost-efficient and predictable going forward. As such, DNB instituted a Profit Sharing Plan in 2004. The six month expense for this plan was $85,000 and it is anticipated that the annual cost in 2004 will be approximately $168,000. The cost of DNB’s Pension Plan was $440,000 in 2003.

Other. Other expenses were $488,000 and $1.0 million for the three and six months ended June 30, 2004, respectively, compared to $474,000 and $912,000 for the same periods in 2003. This increase is primarily due to an $81,000 prepayment penalty. During 2004, DNB prepaid $6.0 million in borrowings scheduled to mature on various dates throughout 2004 and replaced these borrowings with 3-month borrowings. DNB paid a prepayment penalty and reduced its anticipated interest expense for the remainder of 2004 by roughly the same amount.

INCOME TAXES

Income tax expense was $185,000 and $339,000 for the three and six months ended June 30, 2004, respectively, compared to $103,000 and $197,000 for the same periods in 2003. The effective tax rate was 20.7% and 19.7% for the three and six months ended June 30, 2004 compared to 19.4% and 17.7% for the same periods in 2003. The effective tax rates were less than the statutory rate due to the effect of tax-exempt income, tax credits recognized on a low-income housing limited partnership and income from bank-owned life insurance policies.

ASSET QUALITY

Non-performing assets are comprised of non-accrual loans and leases, loans and leases delinquent over ninety days and still accruing and Other Real Estate Owned (“OREO”). Non-accrual loans and leases are loans and leases for which the accrual of interest ceases when the collection of principal or interest payments is determined to be doubtful by management. It is the policy of DNB to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier, if considered prudent. Interest received on such loans is applied to the principal balance, or may, in some instances, be recognized as income on a cash basis. A non-accrual loan or lease may be restored to accrual status when management expects to collect all contractual principal and interest due and the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms. OREO consists of real estate acquired by foreclosure or deed in lieu of foreclosure. OREO is typically carried at the lower of cost or estimated fair value, less estimated disposition costs. Any significant change in the level of non-performing assets is dependent, to a large extent, on the economic climate within DNB’s market area.

The following table sets forth those assets that are on non-accrual status or contractually delinquent by 90 days or more and still accruing for the periods presented. DNB had no OREO at the end of all reported periods.

(Dollars in Thousands)	6/30/04	12/31/03	6/30/03
Non-accrual Loans:
Residential mortgage	$132	$165	$330
Commercial mortgage	1,986	2,142	434
Commercial	201	233	503
Consumer	23	16	260

Total non-accrual loans	2,342	2,556	1,527
Loans 90 days past due and still accruing	44	472	484
Troubled debt restructurings	—	—	—

Total non-performing loans	2,386	3,028	2,011
Other real estate owned	—	—	—

Total non-performing assets	$2,386	$3,028	$2,011

The following table sets forth DNB’s asset quality and allowance coverage ratios at the dates indicated:

	6/30/04	12/31/03	6/30/03
Non-performing Loans/Total Loans	1.1%	1.5%	1.1%
Non-performing Assets/Total Assets	0.5	0.7	0.5
Allowance for Loan Losses/Total Loans	2.0	2.2	2.5
Allowance for Loan Losses/Total Loans and OREO	2.0	2.2	2.5
Allowance for Loan Losses/Non-performing Assets	187.7	150.5	227.9
Allowance for Loan Losses/Non-performing Loans	187.7	150.5	227.9

If interest income had been recorded on non-accrual loans, interest would have increased as shown in the following table:

	6 Months	Year	6 Months
	Ended	Ended	Ended
(Dollars in thousands)	6/30/04	12/31/03	6/30/03
Interest income which would have been recorded under original terms	$90	$191	$50
Interest income recorded during the period	(11)	(169)	(47)

Net impact on interest income	$79	$22	$3

Information regarding impaired loans is as follows:

	6 Months	Year	6 Months
	Ended	Ended	Ended
(Dollars in thousands)	6/30/04	12/31/03	6/30/03
Total recorded investment	$1,956	$2,147	$509
Average recorded investment	2,057	2,074	931
Specific ALLL allocation	—	—	—
Total cash collected	102	42	3
Interest income recorded	102	37	—

LIQUIDITY AND CAPITAL RESOURCES

For a financial institution, liquidity is a measure of the ability to fund customers’ needs for loans and deposit withdrawals. Management regularly evaluates economic conditions in order to maintain a strong liquidity position. One of the most significant factors considered by management when evaluating liquidity requirements is the stability of DNB’s core deposit base. In addition to cash, DNB maintains a portfolio of short-term investments to meet its liquidity requirements. DNB has historically relied on cash flow from operations and other financing activities. Liquidity is provided by investing activities, including the repayment and maturing of loans and investment securities.

At June 30, 2004 DNB had $49.6 million in un-funded loan commitment. Management anticipates these commitments will be funded by means of normal cash flows. Certificates of deposit that are scheduled to mature in one year or less from June 30, 2004, totaled $31.9 million. Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in Federal funds sold or by pay-downs and maturities of loans and investments.

On July 25, 2001, DNB authorized the buyback of up to 175,000 shares of its Common Stock over an indefinite period. The buyback, if fully completed, would reduce the number of outstanding shares by approximately 10%. The repurchases are conducted through open market or privately negotiated transactions. Shares purchased in the program are held as treasury stock. Through June 30, 2004, DNB had repurchased 163,431 shares of its Common Stock pursuant to the program at a total cost of $3.7 million.

Stockholders’ equity was $24.6 million or $12.97 per share at June 30, 2004, compared to $25.4 million or $13.35 per share at December 31, 2003. The decrease in stockholder’s equity was primarily a result of a decrease in accumulated other comprehensive loss, the purchase of treasury stock and cash dividends paid offset by net income. The decrease in the per-share equity value from $13.35 to $12.97 was primarily attributable to the decrease in accumulated other comprehensive loss offset by reductions in the number of shares outstanding resulting from the purchase of treasury stock. The Corporation’s common equity position at June 30, 2004 exceeds all regulatory required minimums.

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

On May 6, 2004, the Federal Reserve Board proposed formally to allow the continued inclusion of outstanding and prospective issuances of trust preferred securities in the tier 1 capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The Board also proposed to revise the quantitative limits applied to the aggregate amount of cumulative perpetual preferred stock, trust preferred securities, and minority interests in the equity accounts of certain consolidated subsidiaries (collectively, restricted core capital elements) included in the tier 1 capital of bank holding companies. The quantitative limits would become effective after a three-year transition period. In addition, the Board proposed to revise the qualitative standards for capital instruments included in regulatory capital consistent with longstanding Board policies. These proposals were intended to address supervisory concerns, competitive equity considerations, and changes in generally accepted accounting principles. Management does not anticipate that the Federal Reserve Board’s proposal will have a material adverse impact on DNB, the Bank or their regulatory capital ratio compliance.

The following table summarizes data and ratios pertaining to the Corporation and the Bank’s capital structure.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation
As of June 30, 2004:
Total risk-based capital	$33,614	12.78%	$21,044	8.00%	$26,305	10.00%
Tier 1 risk-based capital	30,311	11.52	10,522	4.00	15,783	6.00
Tier 1 (leverage) capital	30,311	7.21	16,819	4.00	21,023	5.00
DNB First, National Association
As of June 30, 2004:
Total risk-based capital	$33,020	12.54%	$21,068	8.00%	$26,335	10.00%
Tier 1 risk-based capital	29,713	11.28	10,534	4.00	15,801	6.00
Tier 1 (leverage) capital	29,713	7.09	16,774	4.00	20,968	5.00

In addition, the Federal Reserve Bank (the “FRB”) leverage ratio rules require bank holding companies to maintain a minimum level of “primary capital” to total assets of 5.5% and a minimum level of “total capital” to total assets of 6%. For this purpose, (i) “primary capital” includes, among other items, common stock, certain perpetual debt instruments such as eligible Trust preferred securities, contingency and other capital reserves, and the allowance for loan losses, (ii) “total capital” includes, among other things, certain subordinated debt, and “total assets” is increased by the allowance for loan losses. DNB’s primary capital ratio and its total capital ratio are both well in excess of FRB requirements.

REGULATORY MATTERS

Dividends payable to the Corporation by the Bank are subject to certain regulatory limitations. Under normal circumstances, the payment of dividends in any year without regulatory permission is limited to the net profits (as defined for regulatory purposes) for that year, plus the retained net profits for the preceding two calendar years.

FORWARD-LOOKING STATEMENTS

This report may contain statements that are not of historical facts and may pertain to future operating results or events or management’s expectations regarding those results or events. These are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These forward-looking statements may include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, or words of similar meaning, or future or conditional verbs, such as “will”, “would”, “should”, “could”, or “may” are generally intended to identify forward-looking statements. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those contemplated by such statements. For example, actual results may be adversely affected by the following possibilities: (1) competitive pressures among financial institutions may increase; (2) changes in interest rates may reduce banking interest margins; (3) general economic conditions and real estate values may be less favorable than contemplated; (4) adverse legislation or regulatory requirements may be adopted; (5) other unexpected contingencies may arise; (6) DNB may change one or more strategies described in this document; or (7) management’s evaluation of certain facts, circumstances or trends and the appropriate responses to them may change. These forward-looking statements are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are either beyond our control or not reasonably capable of predicting at this time. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from the results discussed in these forward-looking statements. Readers of this report are accordingly cautioned not to place undue reliance on forward-looking statements. DNB disclaims any intent or obligation to update publicly any of the forward-looking statements herein, whether in response to new information, future events or otherwise. With regard to DNB’s balance sheet repositioning, the degree to which these steps can be accomplished will depend on a number of factors, including changes in the interest rate environment for loans, investments and deposits, loan prepayments, market opportunities for new loan and participation originations, and the availability of loan and lease receivables for purchase at attractive prices and yields, as well as management’s assessment of the timing of each of these opportunities and steps in light of future, unknown developments affecting DNB’s business generally.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different if rates change. Results falling outside prescribed ranges require action by management. At June 30, 2004 and December 31, 2003, DNB’s variance in the economic value of equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the table below. The change as a percentage of the present value of equity with a 200 basis point increase or decrease at June 30, 2004 and December 31, 2003, was within DNB’s negative 25% guideline.

	June 30, 2004			December 31, 2003
Change in rates	Flat	-200bp	+200bp	Flat	-200bp	+200 bp
EVPE	$35,601	$33,169	$27,927	$33,915	$29,953	$27,357
Change		(2,432)	(7,673)		(3,691)	(6,557)
Change as a % of assets		(.56%)	(1.8%)		(1.0%)	(1.6%)
Change as a % of PV equity		(6.83%)	(21.6%)		(11.7%)	(19.3%)

ITEM 4 – CONTROLS AND PROCEDURES

DNB’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 15d-14(c) as of June 30, 2004 in accordance with the requirements of Exchange Act Rule 240.15d-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that DNB’s current disclosure controls and procedures are effective and timely, providing them with material information relating to DNB and its subsidiaries required to be disclosed in the report DNB files under the Exchange Act.

DNB’s conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, DNB’s internal control over financial reporting. Based on this evaluation, there has been no such change during the six months ended June 30, 2004.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES

The following table provides information on repurchases by DNB of its common stock in each month of the quarter ended June 30, 2004:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans or
Period	Shares Purchased	Paid Per Share	or Programs	Programs (a)
April 1, 2004 - April 30, 2004	—	$—	—	21,169

May 1, 2004 - May 31, 2004	—	—	—	21,169

June 1, 2004 - June 30, 2004	9,600	25.62	9,600	11,569

Total	9,600	$25.62	9,600	11,569

(a)	On July 25, 2001, DNB authorized the buyback of up to 175,000 shares of its common stock over an indefinite period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Corporation’s Annual Meeting held April 27, 2004, the stockholders voted as follows:

A.	Election of Class “C” Directors:

	For	Withheld
William Latoff	1,380,781	97,626
Joseph Riper	1,372,966	105,441

B.	Amend and restate the Corporation’s 1995 Stock Option Plan to increase the number of shares for which options may be granted.

For	Withheld	Abstain
962,686	234,452	13,894

C.	The motion to ratify the appointment of KPMG LLP as the independent auditors for the fiscal year ending December 31, 2004 was voted on as follows:

For	Withheld	Abstain
1,435,204	34,000	9,203

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:

3(i)	Amended and Restated Articles of Incorporation, as amended effective June 15, 2001, filed on August 14, 2001, as Item 6(a) to Form 10-Q (No. 0-16667) and incorporated herein by reference.

(ii)	By-laws of the Registrant as amended December 19, 2001, filed on March 24, 2002 at Item 3b to Form 10-Q (No. 0-16667) and incorporated herein by reference.

10(a)	Employment Agreement between Downingtown National Bank and Henry F. Thorne dated December 31, 1996 filed on March 26, 1999 at Item 10.l to Form K for the fiscal year ended December 31, 1998 (No. 0-16667) and incorporated herein by reference.

(b)	Form of Change of Control Agreements (i) dated May 5, 1998 between DNB Financial Corporation and Downingtown National Bank and the following executive officers: Ronald K. Dankanich, Eileen M. Knott and Bruce E. Moroney and (ii) dated July 18, 2000, April 28, 2003 and September 22, 2003 between DNB Financial Corporation and Downingtown National Bank and Kristen J. LaDow, William J. Hieb and Richard M. Wright, respectively, each in the form filed on March 26, 1999 at Item 10.2 to Form 10-K for the fiscal year ended December 31, 1998 (No. 0-16667), and incorporated herein by reference.

(c)	1995 Stock Option Plan of DNB Financial Corporation (as amended and restated, effective as of April 27, 1999), filed on May 20, 1999 as Exhibit 4 to Registration Statement No. 33-93272, and incorporated herein by reference.

(d)	Death Benefit Agreement between Downingtown National Bank and Henry F. Thorne dated November 24, 1999, filed March 20, 2002 as Item 10(d) to Form 10-K for the fiscal year ended December 31, 2001 (No. 0-16667) and incorporated herein by reference.

(e)	Form of Change of Control Agreements, as amended November 10, 2003, between DNB Financial Corporation and Downingtown National Bank and each of the following Directors: William S. Latoff, James H. Thornton, Louis N. Teti,.

Joseph G. Riper, James J. Koegel, Eli Silberman and Henry F. Thorne, filed on November 14, 2003 as Item 10(e) to Form 8-K (No. 0-16667) and incorporated herein by reference.

(f)	Retirement and Change of Control Agreement dated as of February 27, 2002, between DNB Financial Corporation and Downingtown National Bank and Thomas R. Greenleaf, a Director, filed on November 14, 2003 as Item 10(f) to Form 8-K (No. 0-16667) and incorporated herein by reference.

(g)	First Amendment to Employment Agreement of Henry F. Thorne dated December 23, 2003, filed on March 29, 2004 at Item 10(g) to Form 10-K for the fiscal year ended December 31, 2003 (No. 0-16667) and incorporated herein by reference.

(h)	Retirement and Death Benefit Agreement between Downingtown National Bank and Henry F. Thorne dated December 23, 2003, filed on March 29, 2004 at Item 10(h) to Form 10-K for the fiscal year ended December 31, 2003 (No. 0-16667) and incorporated herein by reference.

11	Computation of Earnings per Common Share. The information for this Exhibit is incorporated by reference to pages 6 and 7 of this Form 10-Q.

23	Consent of KPMG LLP, filed on March 29, 2004 at Item 23 to Form 10-K for the fiscal year ended December 31, 2003 (No. 0-16667) and incorporated herein by reference.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to Section 906.

32.2	Certification of Chief Financial Officer pursuant to Section 906.

(b) Reports on Form 8-K

The Registrant filed the following Current Reports on Form 8-K during the quarterly period ended June 30, 2004:

Date	Item Reported
April 27, 2004	Items 7, 9 and 12 – First quarter 2004 earnings release with summary financial information.

May 26, 2004	Item 7 and 9 – Announcement of cash dividend.

June 21, 2004	Item 7 and 9 – Announcement of promotions in association with the name change of primary subsidiary, DNB First, formerly Downingtown National Bank

(c) Exhibits required by Item 601 of Regulation S-K. The exhibits required to be filed pursuant to this item are listed above under part (a) of this Item.

SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DNB FINANCIAL CORPORATION
(Registrant)

DATE: August 12, 2004	/S/ Henry F. Thorne

Henry F. Thorne, President
And Chief Executive Officer

DATE: August 12, 2004	/S/ Bruce E. Moroney

Bruce E. Moroney
Chief Financial Officer