Form 10-Q
period 2004-09-30
DNB FINANCIAL CORP /PA/
filed 2004-11-15
CIK 713671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: September 30, 2004
or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                     to

Commission File Number: 0-16667

DNB Financial Corporation

(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-2222567 (I.R.S. Employer Identification No.)

4 Brandywine Avenue — Downingtown, PA 19335
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

[X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($1.00 Par Value) (Class)	1,872,057 (Shares Outstanding as of November 12, 2004)

DNB FINANCIAL CORPORATION AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

DNB FINANCIAL CORPORATION

Consolidated Statement of Financial Condition (Unaudited)
(Dollars in thousands, except per share data)

	Sept 30,	December 31,
	2004	2003
Assets
Cash and due from banks	$10,700	$10,283
Federal funds sold	2,256	5,299

Total cash and cash equivalents	12,956	15,582

Investment Securities:
Available for sale, at fair value	137,365	124,052
Held-to-maturity (fair value $41,155 in 2004 and $49,706 in 2003)	40,923	50,342
Loans and leases, net of unearned income	226,361	203,553
Allowance for credit losses	(4,444)	(4,559)

Net loans and leases	221,917	198,994

Office property and equipment	7,149	7,604
Accrued interest receivable	1,856	1,744
Bank owned life insurance	6,095	5,937
Deferred income taxes	1,354	1,322
Other assets	3,657	3,436

Total assets	$433,272	$409,013

Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$47,647	$52,788
Interest-bearing deposits:
NOW accounts	69,654	67,158
Money market	45,428	55,412
Savings	69,431	46,630
Time	72,440	70,448

Total deposits	304,600	292,436

FHLB advances	67,000	83,000
Repurchase agreements	27,690	—
Junior subordinated debentures	5,155	5,000
Lease obligations	714	720

Total borrowings	100,559	88,720

Accrued interest payable	781	900
Other liabilities	1,485	1,585

Total liabilities	407,425	383,641

Stockholders’ Equity
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 10,000,000 shares authorized; 2,065,249 and 2,041,079 issued, respectively	2,065	2,041
Treasury stock, at cost (193,192 and 140,431 shares, respectively)	(4,488)	(3,097)
Surplus	26,755	26,373
Retained earnings	2,457	1,092
Accumulated other comprehensive loss, net	(942)	(1,037)

Total stockholders’ equity	25,847	25,372

Total liabilities and stockholders’ equity	$433,272	$409,013

See accompanying notes to consolidated financial statements

DNB FINANCIAL CORPORATION

Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest Income:
Interest and fees on loans and leases	$3,551	$3,413	$10,275	$9,906
Interest and dividends on investment securities:
Taxable	1,285	1,064	3,678	3,456
Tax-free	270	163	766	329
Tax preferred	71	93	216	325
Interest on Federal funds sold	15	2	41	43

Total interest income	5,192	4,735	14,976	14,059

Interest Expense:
Interest on Federal funds purchased	5	7	11	11
Interest on NOW, money market and savings	286	220	801	812
Interest on time deposits	375	475	1,115	1,788
Interest on FHLB advances	928	975	2,793	2,840
Interest on repurchase agreements	49	—	49	—
Interest on junior subordinated debentures	74	67	202	199
Interest on lease obligations	24	25	73	74

Total interest expense	1,741	1,769	5,044	5,724

Net interest income	3,451	2,966	9,932	8,335
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	3,451	2,966	9,932	8,335

Non-interest Income:
Service charges	352	318	999	923
Wealth management	131	173	506	486
Gains (losses) on sales of investment securities	1	(466)	(22)	(337)
Increase in cash surrender value of BOLI	53	145	158	258
Other	170	186	675	536

Total non-interest income	707	356	2,316	1,866

Non-interest Expense:
Salaries and employee benefits	1,778	2,135	5,257	5,306
Furniture and equipment	310	426	956	1,158
Occupancy	225	225	664	629
Professional and consulting	172	224	425	460
Marketing	167	93	494	235
Printing and supplies	103	96	295	261
Other	518	497	1,555	1,409

Total non-interest expense	3,273	3,696	9,646	9,458

Income (loss) before income taxes	885	(374)	2,602	743
Income tax expense (benefit)	161	(272)	500	(75)

Net income (loss)	$724	$(102)	$2,102	$818

Earnings (Loss) Per Share:
Basic	$0.39	$(0.05)	$1.11	$0.43
Diluted	$0.38	$(0.05)	$1.09	$0.42
Cash dividends per share	$0.13	$0.12	$0.39	$0.37
Weighted average number of common shares outstanding:
Basic	1,877,341	1,888,159	1,890,531	1,902,742
Diluted	1,900,338	1,932,078	1,922,920	1,944,865

See accompanying notes to consolidated financial statements

DNB FINANCIAL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash Flows From Operating Activities:
Net income	$2,102	$818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,127	2,649
Loss on sale of investment securities	22	337
(Increase) decrease in accrued interest receivable	(112)	30
Increase in deferred taxes	(78)	—
Increase in other assets	(221)	(709)
Increase in cash surrender value of bank owned life insurance	(158)	(169)
Decrease in accrued interest payable	(119)	(288)
Increase (decrease) in current taxes payable	205	(442)
(Decrease) increase in other liabilities	(305)	925

Net Cash Provided By Operating Activities	2,463	3,151

Cash Flows From Investing Activities:
Proceeds from maturities & paydowns of AFS securities	32,188	56,776
Proceeds from maturities & paydowns of HTM securities	9,226	12,682
Purchase of AFS securities	(53,165)	(104,367)
Purchase of HTM securities	—	(47,788)
Proceeds from sale of AFS securities	7,474	35,013
Net increase in loans and leases	(22,923)	(1,528)
Purchase of office property and equipment, net	(170)	(476)

Net Cash Used In Investing Activities	(27,370)	(49,688)

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	12,164	(7,826)
Increase in Federal funds purchased	—	3,085
Decrease in lease obligations	(6)	(6)
Increase in repurchase agreements	27,690	—
(Decrease) increase in FHLB advances	(16,000)	42,889
Increase in junior subordinated debentures	155	—
Proceeds from exercise of options	406	264
Dividends paid	(737)	(706)
Purchase of treasury stock	(1,391)	(1,145)

Net Cash Provided by Financing Activities	22,281	36,555

Net Change in Cash and Cash Equivalents	(2,626)	(9,982)
Cash and Cash Equivalents at Beginning of Period	15,582	22,024

Cash and Cash Equivalents at End of Period	$12,956	$12,042

Supplemental Disclosure Of Cash Flow Information:
Cash paid during the period for:
Interest	$5,163	$6,058
Income taxes	308	166

Supplemental Disclosure Of Non-Cash Flow Information:
Change in unrealized gains (losses) on securities-AFS	$141	$(1,023)
Change in deferred taxes due to change in unrealized (gains) losses on securities-AFS	(46)	347

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the “Corporation” or “DNB”) and its subsidiary, DNB First, National Association (the “Bank”) have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior amounts not affecting net income are reclassified when necessary to conform with current period classifications. The results of operations for the nine months ended September 30, 2004, are not necessarily indicative of the results, which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2003.

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

	Three Months Ended,		Nine Months Ended,
	September 30		September 30
	2004	2003	2004	2003
	(dollars in thousands, except per share data)		(dollars in thousands, except per share data)
Net income (loss) as reported	$724	$(102)	$2,102	$818
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—	—	(68)

Pro forma net income (loss)	$724	$(102)	$2,102	$750

Earnings (loss) per share:
Basic – as reported	$0.39	$(0.05)	$1.11	$.43

Basic – pro forma	$0.39	$(0.05)	$1.11	$.39

Diluted – as reported	$0.38	$(0.05)	$1.09	$.42

Diluted – pro forma	$0.38	$(0.05)	$1.09	$.39

NOTE 2: EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS reflect the potential dilution that could occur from the conversion of common stock equivalents (i.e. stock options) and is computed using the treasury stock method. For the three and nine months ended September 30, 2004, 32,258 outstanding stock options were not included in the EPS calculation because such options were anti-dilutive. For the three and nine months ended September 30, 2003, 37,369 and 41,267 stock options were not included in the earnings per share calculation because such options were anti-dilutive. EPS, dividends per share and weighted average shares outstanding have been adjusted to reflect the effects of the 5% stock dividend paid in December 2003. Net income and the weighted average number of shares outstanding for basic and diluted EPS for the three and nine months ended September 30, 2004 and 2003 are reconciled as follows:

(In thousands, except per share data)	Three months ended			Three months ended
	September 30, 2004			September 30, 2003
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS:
Income (loss) available to common stockholders	$724	1,877	$0.39	$(102)	1,888	$(.05)
Effect of dilutive common stock equivalents-stock options	—	23	(.01)	—	44	—

Diluted EPS	$724	1,900	$0.38	$(102)	1,932	$(.05)

	Nine months ended			Nine months ended
	September 30, 2004			September 30, 2003
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS:
Income available to common stockholders	$2,102	1,891	$1.11	$818	1,903	$0.43
Effect of dilutive common stock equivalents-stock options	—	32	(0.02)	—	42	(0.01)

Diluted EPS	$2,102	1,923	$1.09	$818	1,945	$0.42

NOTE 3: COMPREHENSIVE INCOME

Comprehensive income includes all changes in stockholders’ equity during the period, except those resulting from investments by owners and distributions to owners. Comprehensive income for all periods consisted of net income and other comprehensive income relating to the change in unrealized (losses) gains on investment securities available for sale, as shown in the following table:

(Dollars in thousands)	For three months ended Sept 30		For nine months ended Sept 30
	2004	2003	2004	2003
COMPREHENSIVE INCOME:
Net income (loss)	$724	$(102)	$2,102	$818
Other comprehensive income, net of tax, relating to unrealized gains (losses) on investments	1,293	365	95	(676)

Total comprehensive income	$2,017	$263	$2,197	$142

NOTE 4: COMPOSITION OF LOAN AND LEASE PORTFOLIO

The following table sets forth information concerning the composition of total loans and leases outstanding, as of the dates indicated.

	September 30, 2004	December 31, 2003
Commercial	$149,310	$143,614
Consumer	44,024	35,457
Residential	18,863	16,048
Leases	14,164	8,434

Total loans and leases	226,361	203,553
Allowance for credit losses	(4,444)	(4,559)

Net loans and leases	$221,917	$198,994

NOTE 5: JUNIOR SUBORDINATED DEBENTURES

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

NOTE 6: RECENT ACCOUNTING PRONOUNCEMENTS

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

In September 2004, the Emerging Issues Task Force (EITF) issued Financial Accounting Standards Board (FASB) Staff Position (FSP) EITF Issue No. 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of EITF Issue No. 03-1. The Board has directed the FASB staff to delay the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue No. 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The delay of the effective date for paragraphs 10-20 of EITF Issue No. 03-1 will be superseded concurrent with the final issuance of proposed FSP EITF Issue No. 03-1-a, Implication Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The disclosure guidance in paragraphs 21 and 22 of EITF Issue No. 03-1 remains effective. The Corporation will evaluate any potential impact of this revised proposed statement when it is available.

In March 2004, the FASB issued an exposure draft, Share-Based Payment — An Amendment of Statements No. 123 and 95 that addresses the accounting for equity-based compensation arrangements, including employee stock options. Upon implementation of the changes proposed in this statement, entities would no longer be able to account for equity-based compensation using the intrinsic value method under Opinion No. 25. Entities would be required to measure the cost of employee services received in exchange for awards of equity instruments at the grant date of the award using a fair value based method. The comment period for this proposed statement ended on June 30, 2004. In October 2004, FASB announced that for public entities, this proposed statement would apply prospectively for reporting periods beginning after June 15, 2005 as if all equity-based compensation awards granted, modified or settled after December 15, 1994 had been accounted for using a fair value based method of accounting. DNB is currently evaluating the potential impact of the proposed statement. See Note 1 to the Financial Statements for DNB’s disclosure of the retrospective impact of fair value accounting for stock options.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On March 29, 2004, DNB announced that the Bank is changing its trading name to “DNB First.” A new logo, new signage, and new services were unveiled at branches during the second quarter of 2004. A variety of “grand opening” events were held to promote the name change. Effective April 27, 2004, the legal name of the Bank was changed to DNB First, National Association. Management believes that the new name will allow the Bank, with a new logo and presentation, to promote itself more effectively beyond DNB’s traditional market area. Management also believes the new name will allow the Bank to communicate the full range of its financial services capabilities.

RECENT DEVELOPMENTS

National and local market indicators are showing signs that the economy, which slipped into a recession in late 2001, may slowly be improving. The most recent Federal Reserve Board report as of September 8, 2004 suggested that the nation’s economy continued to expand in July and August, although several districts indicated that the pace has slowed since their last reports.

National Trends

Household spending was reported to have softened in many parts of the nation, reflecting lackluster retail sales and some cooling in new and existing home sales. Residential construction activity remained at high levels but slowed a bit in some regions; nonresidential construction remained tepid, as did demand for commercial and industrial space. Agricultural conditions were mixed and generally tied to weather. Demand for consumer loans softened somewhat, but several districts noted increased commercial lending. Employers in most districts continued to expand payrolls, though districts reported some unevenness across sectors. Consumer prices were generally flat or up modestly, although there were noticeable price increases for energy and some material inputs.

Local Trends

Business conditions in the Third District (Philadelphia) improved modestly in August. Manufacturers reported modest increases in orders and shipments during the same period. Retailers indicated that sales of general merchandise rose in August compared to same period in 2003, although the year-over-year gain was slight. Banks and other lending institutions reported that overall lending continued on an upward trend, although some noted that mortgage activity has eased. Sales of existing homes have been steady, but sales of new homes have slowed somewhat. There have been indications that demand for office and industrial space might be turning up in some parts of the region, but overall the commercial real estate market remains soft. Contacts in the Third District business community generally expect economic activity in the region to expand through the fall and winter, but most do not expect strong growth. Bankers expect overall lending to increase, primarily as a result of gains in consumer lending. Real estate agents and home builders expects home sales to remain strong, although sales rates going forward could be slower than what it has been for the year so far. Contacts in commercial real estate anticipate a slight increase in demand for space during the rest of the year.

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

During 2004, DNB grew its loan portfolio, increased deposits and reduce overall borrowings in a continuing effort to reposition its balance sheet. The loan portfolio grew $22.9 million or 11.5% over the amount of total loans at December 31, 2003, with positive growth in both the commercial and consumer sectors. DNB’s deposit base grew $12.2 million or 4.2%, which was primarily the result of a special Platinum account promotion that attracted a significant number of new customers to the Bank. FHLB advances decreased $16.0 million or 19.3%.

As a result of these balance sheet changes, total assets grew $24.3 million or 5.9% to $433.3 million at September 30, 2004, compared to $409.0 million at December 31, 2003. In June 2004, DNB announced plans to expand its Cash Management Services by offering commercial customers the ability to sell excess funds to DNB through repurchase agreements. This will augment DNB’s existing sweep arrangements. At September 30, 2004, $27.7 million of these low cost borrowings were added to DNB’s balance sheet.

DNB’s financial objectives are focused on earnings per diluted share growth and return on average equity. In order to achieve its financial objectives, DNB completed a 5-Year Strategic Plan and has defined the following strategies:

o	Grow loans and diversify the mix

o	Reduce the size of the investment portfolio

o	Reduce the absolute level of borrowings

o	Enhance the branch network and alternative delivery options

o	Focus on profitable customer segments

o	Grow and diversify non-interest income

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

MATERIAL CHALLENGES, RISKS AND OPPORTUNITIES

The following is a summary of changes to material challenges, risks and opportunities DNB has faced during the first nine months of 2004.

Interest Rate Risk Management. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. DNB considers interest rate risk a predominant risk in terms of its potential impact on earnings. Interest rate risk can occur for any one or more of the following reasons: (a) assets and liabilities may mature or re-price at different times; (b) short-term or long-term market rates may change by different amounts; or (c) the remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change. One of the most critical challenges DNB faced during the past few years has been the impact of historically low interest rates. During 2004, management has focused its efforts on positioning the balance sheet for increased rates. In anticipation of higher rates, management has attempted to shorten the duration of its investment portfolio and lengthen the maturity of DNB’s deposit base. In total, management reduced its one-year GAP position from a negative 6.6% at December 31, 2003 to a negative 1.7% at September 30, 2004. These balance sheet changes improved DNB’s simulation results and reduced the potential negative impact on the Economic Value of Portfolio Equity.

Liquidity and Market Risk Management. The objective of DNB’s asset/liability management function is to maintain consistent growth in net interest income within DNB’s policy limits. This objective is accomplished through the management of liquidity and interest rate risk, as well as customer offerings of various loan and deposit products. DNB maintains adequate liquidity to meet daily funding requirements, anticipated deposit withdrawals, or asset opportunities in a timely manner. Liquidity is also necessary to meet obligations during unusual, extraordinary and adverse operating circumstances, while avoiding a significant loss or cost. DNB’s foundation for liquidity is a stable deposit base as well as a marketable investment portfolio that provides cash flow through regular maturities or that can be used for collateral to secure funding in an emergency. As part of its liquidity management, DNB maintains assets, which comprise its primary liquidity (Federal funds sold, investments and interest-bearing cash balances, less pledged securities), which totaled $115.2 million and $129.8 million as of September 30, 2004 and December 31, 2003, respectively. DNB’s primary liquidity ratio (primary liquidity as a percent of assets) was 26.6% and 31.7% for the same respective dates.

Credit Risk Management. DNB defines credit risk as the risk of default by a customer or counter-party. The objective of DNB’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis as well as to limit the risk of loss resulting from an individual customer default. Credit risk is managed through a combination of underwriting, documentation and collection standards. DNB’s credit risk management strategy calls for regular credit examinations and quarterly management reviews of large credit exposures and credits experiencing credit quality deterioration. DNB’s loan review procedures provide objective assessments of the quality of underwriting, documentation, risk grading and charge-off procedures, as well as an assessment of the ALLL reserve analysis process. During 2004, management continued to improve its credit quality monitoring by refining its exception tracking system, which will allow DNB’s loan officers to monitor their individual portfolio more effectively. As a result, DNB’s non-performing loans to total loans ratio decreased from 1.5% at December 31, 2003 to .2% at September 30, 2004. Additionally, DNB’s allowance for credit losses to total loans ratio increased from 150.5% at December 31, 2003 to 1,094.6% at September 30, 2004.

Competition. In addition to the challenges related to the interest rate environment, community banks in Chester County have been experiencing increased competition from large regional and international banks entering DNB’s marketplace through mergers and acquisitions. Competition for loans and deposits has negatively affected DNB’s net interest margin. To compensate for the increased competition, DNB, along with other area community banks, has aggressively sought and marketed customers who have been disenfranchised by these mergers. To attract these customers, DNB introduced new deposit products, such as the “Platinum” account and “Money Market IRAs.” In addition, DNB has introduced Market Managers and Personal Bankers to serve the special banking needs of its clients. During 2004, DNB attracted $20.8 million into its new Platinum Savings account. In addition, DNB has introduced new packaged accounts to attract new retail and business customers.

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

Management uses significant estimates to determine the allowance for credit losses. Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB’s control, management’s estimate of the amount necessary to absorb allowance for credit losses and actual credit losses could differ. DNB’s current judgment is that the valuation of the allowance for credit losses remains appropriate at September 30, 2004. For a description of DNB’s accounting policies in connection with its allowance for credit losses, see, “Allowance for Credit Losses,” in Management’s Discussion and Analysis.

Realization of deferred income tax items. Estimates of deferred tax assets and deferred tax liabilities make up the asset category titled “net deferred taxes”. These estimates involve significant judgments and assumptions by management, which may have a material impact on the carrying value of net deferred tax assets for financial reporting purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance would be established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available. For a more detailed description of these items, refer to Footnote 11 (Federal Income Taxes) in DNB’s Annual Report (10-K) filed on March 29, 2004, for the fiscal year ended December 31, 2003.

The Footnotes to DNB’s Consolidated Financial Statements set forth in DNB’s Annual Financial Statements identify other significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of DNB and its results of operations.

FINANCIAL CONDITION

DNB’s total assets were $433.3 million at September 30, 2004 compared to $409.0 million at December 31, 2003.

Investment Securities. Investment securities (Available-For-Sale and Held-To-Maturity) increased $3.9 million to $178.3 million at September 30, 2004 compared to $174.4 million at December 31, 2003. The increase in investment securities was primarily due to the purchase of $53.2 million in securities offset by $41.4 and $7.5 million in normal principal pay-downs and maturities, and investment sales, respectively. There was an additional decrease of $400,000 resulting from premium amortization. As a continuation of its previously announced comprehensive plan designed to reposition its balance sheet and improve core earnings, DNB continued to restructure its investment portfolio in anticipation of a higher rate environment by selling longer term securities and reinvesting the proceeds in securities with 3-5 year average lives. These securities provide increased cash flow for reinvestment and reduce the potential for market depreciation in a higher rate environment.

Loan and Lease Portfolio. One of DNB’s primary strategic goals is to grow loans and leases. At September 30, 2004, DNB’s total loan and lease portfolio was $221.9 million, compared to $199.0 million at December 31, 2003. DNB made progress towards its goal as the portfolio increased by $22.9 million during 2004. The increase in the portfolio was primarily the result of emphasis placed on increasing commercial lending, leasing and consumer relationships. The commercial loan portfolio increased $5.7 million or 4.0%, the commercial leasing portfolio grew $5.7 million or 67.9%, and the consumer loan portfolio increased $8.6 million or 24.16%. The growth in these portfolios can be attributed, in part, to product redesign and enhancements, coupled with increased advertising and more aggressive pricing in some of the shorter-term and adjustable rate products.

Deposits. At September 30, 2004, deposits were $304.6 million compared to $292.4 million at December 31, 2003. Total deposits grew $12.2 million or 4.2% in 2004. Most of this growth emanated from a special Platinum account promotion that attracted a significant number of new customers to the Bank. During 2004, savings deposits grew $22.8 million or 48.9% and NOW accounts grew $2.5 million or 3.7%, while non-interest bearing deposits, money market accounts and time deposits decreased $5.1 million, $10.0 million and $2.0 million, respectively.

FHLB Advances. FHLB advances totaled $67.0 million at September 30, 2004 and $83.0 million at December 31, 2003. During 2004, DNB paid off $6.0 million of borrowings that would have matured on various dates throughout 2004 and replaced these borrowings with 3-month borrowings. DNB paid an $81,000 prepayment penalty and reduced its anticipated interest expense for the remainder of 2004 by roughly the same amount. During the first nine months of 2004, an additional $10.0 million of overnight FHLB advances were repaid.

Stockholder’s Equity. Stockholders’ equity was $25.8 million or $13.81 per share at September 30, 2004, compared to $25.4 million or $13.35 per share at December 31, 2003. The increase in stockholder’s equity was primarily a result of year-to-date earnings, cash proceeds received on the issuance of common stock resulting from stock option exercises and a decrease in accumulated other comprehensive loss, offset by the purchase of treasury stock and cash dividends paid. The increase in the per-share equity value from $13.35 to $13.93 was primarily attributable to year-to-date earnings and the decrease in accumulated other comprehensive loss offset by reductions in the number of shares outstanding resulting from the purchase of treasury stock. The Corporation’s common equity position at September 30, 2004 exceeds the regulatory required minimums.

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

On a tax-equivalent basis, net interest income increased $515,000 to $5.4 million for the three months ended September 30, 2004 and $1.1 million to $15.5 million for the nine months ended September 30, 2004, compared to the same periods in 2003. DNB’s net interest margin increased to 3.47% and 3.48% for the three and nine months ended September 30, 2004, compared to 3.25% and 3.09% for the same periods in 2003, respectively.

For the three months ended September 30, 2004, the effect of volume changes was a $792,000 increase to net interest income, which was offset by a $249,000 decrease in net interest income relating to rate changes. The increase in net interest income relating to volume was primarily attributable to strong loan and lease growth. The decrease in net interest income relating to rate was primarily due to the run-off of higher yielding assets being replaced with lower yielding assets. As a result, the decline in rate on interest- earning assets outpaced the decline in rate on interest-bearing liabilities.

For the nine months ended September 30, 2004, the effect of volume changes was a $1.9 million increase to net interest income, which was offset by a $123,000 decrease in net interest income relating to rate changes. The increase in net interest income relating to volume was primarily attributable to strong loan and lease growth. The decrease in net interest income relating to rate was primarily due to run-off of higher yielding assets being replaced with lower yielding assets. As a result, the decline in rate on interest earning assets outpaced the decline in rate on interest bearing liabilities.

The following tables set forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three and nine months ended September 30, 2004 compared to the same periods in 2003 (tax-exempt yields and yields on agency-preferred stock that have a 70% dividend received deduction have been adjusted to a tax equivalent basis using a 34% tax rate). For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (i) changes in rate (change in rate multiplied by old volume) and (ii) changes in volume (change in volume multiplied by old rate). The net change attributable to the combined impact of rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

	Three Months Ended September 30, 2004
	Compared to 2003
(Decrease) Increase Due to	Rate	Volume	Total
Interest-earning assets:
Loans	$(617)	$766	$149
Investment securities
Taxable	303	(82)	221
Tax-exempt	25	137	162
Tax-preferred equity securities	3	(33)	(30)
Federal funds sold	5	8	13

Total	(281)	796	515

Interest-bearing liabilities:
Federal funds purchased	2	(4)	(2)
Savings, NOW and money market deposits	22	44	66
Time deposits	(40)	(60)	(100)
Repurchase agreements	—	49	49
FHLB advances	(20)	(27)	(47)
Junior subordinated debentures	5	2	7
Lease Obligations	(1)	—	(1)

Total	(32)	4	(28)

Net Interest Income	$(249)	$792	$543

The amount of tax beneficial income for the three months ended September 30, 2004 was $182,000 compared to $124,000 for the same period in 2003.

	Nine Months Ended September 30, 2004
	Compared to 2003
(Decrease) Increase Due to	Rate	Volume	Total
Interest-earning assets:
Loans	$(1,393)	$1,766	$373
Investment securities
Taxable	633	(411)	222
Tax-exempt	106	556	662
Tax-preferred equity securities	(77)	(71)	(148)
Federal funds sold	(3)	1	(2)

Total	(734)	1,841	1,107

Interest-bearing liabilities:
Federal funds purchased	1	(1)	—
Savings, NOW and money market deposits	(155)	143	(12)
Time deposits	(322)	(351)	(673)
FHLB advances	(181)	135	(46)
Junior subordinated debentures	(3)	6	3
Lease Obligations	—	(1)	(1)
Repurchase Agreements	49	—	49

Total	(611)	(69)	(680)

Net Interest Income	$(123)	$1,910	$1,787

The amount of tax beneficial income for the nine months ended September 30, 2004 was $500,000 compared to $309,000 for the same period in 2003.

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

In establishing and reviewing the allowance for adequacy, Management establishes the allowance for credit losses in accordance with generally accepted accounting principles in the United States and the guidance provided in the Securities and Exchange Commission’s Staff Accounting Bulletin 102 (SAB 102). Its methodology for assessing the appropriateness of the allowance consists of several key elements which include: specific allowances for identified problem loans; formula allowances for commercial and commercial real estate loans; and allowances for pooled homogenous loans. As a result, management has taken into consideration factors and variables which may influence the risk of loss within the loan portfolio, including: (i) trends in delinquency and non-accrual loans; (ii) changes in the nature and volume of the loan portfolio; (iii) effects of any changes in lending policies; (iv) experience, ability, and depth of management/quality of loan review; (v) national and local economic trends and conditions; (vi) concentrations of credit; and (vii) effect of external factors on estimated credit losses. The unallocated portion of the allowance is intended to provide for probable losses that are not otherwise identifiable using the BC201 risk factors such as (i) the effect of expansion into new markets or lines of business that are not as familiar as DNB’s current market or business lines; (ii) the risk that the information we receive from our borrowers is inaccurate or misleading and (iii) the non-quantifiable impact that a terrorist action or threat of action may have on a particular industry.

DNB’s percentage of allowance for loan and lease loss reserves to total loans and leases was 1.96% at September 30, 2004. There were no provisions made during the three and nine months ended September 30, 2004, and 2003 since management determined the allowance for credit losses was adequate and provided for known and inherent credit losses as of September 30, 2004.

The following table summarizes the changes in the allowance for credit losses for the periods indicated. Real estate includes both residential and commercial real estate.

	9 Months	Year	9 Months
	Ended	Ended	Ended
(Dollars in thousands)	9/30/04	12/31/03	9/30/03
Beginning Balance	$4,559	$4,546	$4,546
Provision	—	—	—
Loans charged off:
Real estate	—	(10)	(11)
Commercial	(83)	(302)	(204)
Consumer	(89)	(14)	(89)

Total charged off	(172)	(326)	(304)
Recoveries:
Real estate	16	111	110
Commercial	10	220	198
Consumer	31	8	21

Total recoveries	57	339	329

Net (charge-offs) recoveries	(115)	13	25

Ending Balance	$4,444	$4,559	$4,571

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

Total non-interest income was $707,000 and $2.3 million for the three and nine months ended September 30, 2004 compared to $356,000 and $1.9 million for the same periods in 2003. The increase in non-interest income year-over-year was primarily due to:

-	gain of $259,000 recognized during 2004 on the sale of land adjacent to DNB’s Ludwig’s Corner Branch

-	a $76,000 increase in service charges on deposits year-over-year

-	an increase of $20,000 in revenues generated from DNB’s wealth management group year-over-year

-	a decrease in investment losses of $315,000 in 2004. During the first nine months in 2004, DNB recognized $22,000 of investment losses, compared to $337,000 of losses for the same period in 2003

The increases were offset as follows:

-	a $86,000 loss recognized in 2004 on the disposal of signs in relation to the Bank’s name change

-	a one time dividend of $90,000 received on bank owned life insurance in 2003

NON-INTEREST EXPENSE

Non-interest expense includes salaries & employee benefits, furniture & equipment, occupancy, professional & consulting fees as well as printing & supplies, marketing and other less significant expense items. Total non-interest expense was $3.3 million and $9.6 million for the three and nine months ended September 30, 2004, compared to $3.7 million and $9.5 million for the same periods in 2003, respectively. The increase in non-interest expense year-over-year is discussed below.

Marketing. DNB incurred $220,000 of costs during the first nine months of 2004 for promoting its new corporate identity as well as substantial expenses for promoting new loan and deposit products.

Salaries and Employee Benefits. DNB’s compensation costs were $1.8 million and $5.3 million for the three and nine months ended September 30, 2004 compared to $2.1 million and $5.3 million for the same periods in 2003, respectively. This decrease in compensation costs for the three month period was primarily related to a one time pension expense of $387,000 recognized during the third quarter of 2003. For the nine months ended September 30, 2004, DNB’s compensation costs remained relatively consistent as compared to the same period in 2003. During 2004, DNB incurred an increase in compensation expense relating to an increase in full-time equivalent employees, normal merit increases as well as contributions to DNB’s new Profit Sharing Plan during 2004. A portion of the increase was as a result of DNB’s continuing assessment of strategic goals and operating objectives when two key additions were made to DNB’s management team in 2003. William J. Hieb joined DNB as Executive Vice President and Chief Operating Officer in April 2003. Richard M. Wright joined DNB in September 2003 to head up the Bank’s retail network. In addition to these two important changes, management is in the process of expanding its lending and support staff to facilitate loan growth as part of its balance sheet restructuring plan. DNB believes that these changes will be integral to achieving its long-term strategic goals. During the third quarter of 2003, DNB froze its existing pension plan which resulted in a one time expense of $387,000 and took steps to make its retirement benefits more cost-efficient and predictable going forward. As such, DNB instituted a Profit Sharing Plan in 2004. The nine month expense for this plan was $127,000 and it is anticipated that the annual cost in 2004 will be approximately $168,000. The cost of DNB’s Pension Plan was $440,000 in 2003.

Furniture and Equipment. Expenses relating to furniture and equipment were $310,000 and $956,000 for the three and nine months ended September 30, 2004, compared to $426,000 and $1.2 million for the same periods in 2003, respectively. The decrease in furniture and equipment expense was primarily due to a decrease in depreciation expense year-over-year.

Other. Other expenses were $518,000 and $1.6 million for the three and nine months ended September 30, 2004, respectively, compared to $497,000 and $1.4 million for the same periods in 2003. This increase is primarily due to an $81,000 prepayment penalty. During 2004, DNB prepaid $6.0 million in borrowings scheduled to mature on various dates throughout 2004 and replaced these borrowings with 3-month borrowings. DNB paid a prepayment penalty and reduced its anticipated interest expense for the remainder of 2004 by roughly the same amount.

INCOME TAXES

Income tax expense was $161,000 and $500,000 for the three and nine months ended September 30, 2004 compared to a $272,000 tax benefit and $75,000 tax benefit for the same periods in 2003, respectively. The effective tax rate was 18.2% and 19.2% for the three and nine months ended September 30, 2004 compared to (72.7)% and (10.0)% for the same periods in 2003. The effective tax rates differs from the statutory rate of 34% primarily due to income from tax-exempt investments, tax credits associated with low-income housing and income from bank-owned life insurance.

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

(Dollars in Thousands)	9/30/04	12/31/03	9/30/03
Non-accrual Loans:
Residential mortgage	$118	$165	$322
Commercial mortgage	30	2,142	190
Commercial	194	233	146
Consumer	18	16	16

Total non-accrual loans	360	2,556	674
Loans 90 days past due and still accruing	46	472	605
Troubled debt restructurings	—	—	—

Total non-performing loans	406	3,028	1,279
Other real estate owned	—	—	—

Total non-performing assets	$406	$3,028	$1,279

The following table sets forth DNB’s asset quality and allowance coverage ratios at the dates indicated:

	9/30/04	12/31/03	9/30/03
Non-performing Loans/Total Loans	0.2%	1.5%	0.7%
Non-performing Assets/Total Assets	0.1	0.7	0.3
Allowance for Loan Losses/Total Loans	2.0	2.2	2.5
Allowance for Loan Losses/Total Loans and OREO	2.0	2.2	2.5
Allowance for Loan Losses/Non-performing Assets	1,094.6	150.5	176.4
Allowance for Loan Losses/Non-performing Loans	1,094.6	150.5	176.4

If interest income had been recorded on non-accrual loans, interest would have increased as shown in the following table:

	9 Months	Year	9 Months
	Ended	Ended	Ended
(Dollars in thousands)	9/30/04	12/31/03	9/30/03
Interest income which would have been recorded under original terms	$24	$191	$66
Interest income recorded during the period	—	(169)	(47)

Net impact on interest income	$24	$22	$19

Information regarding impaired loans is as follows:

	9 Months	Year	9 Months
	Ended	Ended	Ended
(Dollars in thousands)	9/30/04	12/31/03	9/30/03
Total recorded investment	$—	$2,147	$255
Average recorded investment	1,357	2,074	382
Specific ALLL allocation	—	—	—
Total cash collected	2,247	42	3
Interest income recorded	133	37	—

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

At September 30, 2004 DNB had $43.0 million in un-funded loan commitments. Management anticipates these commitments will be funded by means of normal cash flows. Certificates of deposit that are scheduled to mature in one year or less from September 30, 2004 totaled $44.7 million. Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in Federal funds sold or by pay-downs and maturities of loans and investments.

Effective March 31, 2004, DNB deconsolidated DNB Capital Trust I, resulting in a change in the characterization of the underlying consolidated debt obligations from the previous trust preferred securities to junior subordinated debentures. While the junior subordinated debentures do not quality as Tier I capital for risk-based, they continue to qualify as a component of capital for purposes of calculating total risk-based capital.

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

The following table summarizes data and ratios pertaining to the Corporation and the Bank’s capital structure.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation
As of September 30, 2004:
Total risk-based capital	$33,566	12.50%	$21,490	8.00%	$26,863	10.00%
Tier 1 risk-based capital	30,195	11.24	10,745	4.00	16,118	6.00
Tier 1 (leverage) capital	30,195	6.88	17,552	4.00	21,940	5.00
DNB First, National Association
As of September 30, 2004 :
Total risk-based capital	$33,527	12.49%	$21,468	8.00%	$26,834	10.00%
Tier 1 risk-based capital	30,159	11.24	10,734	4.00	16,101	6.00
Tier 1 (leverage) capital	30,159	6.88	17,529	4.00	21,911	5.00

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different if rates change. Results falling outside prescribed ranges require action by management. At September 30, 2004 and December 31, 2003, DNB’s variance in the economic value of equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the table below. The change as a percentage of the present value of equity with a 200 basis point increase or decrease at September 30, 2004 and December 31, 2003, was within DNB’s negative 25% guideline.

	September 30, 2004			December 31, 2003
Change in rates	Flat	-200bp	+200bp	Flat	-200bp	+200 bp
EVPE	$36,218	$29,370	$30,841	$33,915	$29,953	$27,357
Change		(6,848)	(5,377)		(3,691)	(6,557)
Change as a % of assets		(1.6%)	(1.3%)		(1.0%)	(1.6%)
Change as a % of PV equity		(18.9%)	(14.9%)		(11.7%)	(19.3%)

ITEM 4 — CONTROLS AND PROCEDURES

DNB’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 15d-14(c) as of September 30, 2004 in accordance with the requirements of Exchange Act Rule 240.15d-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that DNB’s current disclosure controls and procedures are effective and timely, providing them with material information relating to DNB and its subsidiaries required to be disclosed in the report DNB files under the Exchange Act.

DNB’s conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, DNB’s internal control over financial reporting. Based on this evaluation, there has been no such change during the nine months ended September 30, 2004.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on repurchases by DNB of its common stock in each month of the quarter ended September 30, 2004:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans or
Period	Shares Purchased	Paid Per Share	or Programs	Programs (a)
July 1, 2004 – July 31, 2004	7,425	$25.30	7,425	154,144
August 1, 2004 – August 31, 2004	3,343	25.25	3,343	150,801
September 1, 2004 – September 30, 2004	18,993	26.20	18,993	131,808
Total	29,761	$25.87	29,761	131,808

(a)	On July 25, 2001, DNB authorized the buyback of up to 175,000 shares of its common stock over an indefinite period.

(b)	On August 27, 2004, DNB increased the buyback from 175,000 to 325,000 shares of its common stock over an indefinite period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

3(i)	Amended and Restated Articles of Incorporation, as amended effective June 15, 2001, filed on August 14, 2001, as Item 6(a) to Form 10-Q (No. 0-16667) and incorporated herein by reference.

(ii)	By-laws of the Registrant as amended December 19, 2001, filed on March 24, 2002 at Item 3b to Form 10-Q (No. 0-16667) and incorporated herein by reference.

10(a)	Employment Agreement between Downingtown National Bank and Henry F. Thorne dated December 31, 1996 filed on March 26, 1999 at Item 10.l to Form K for the fiscal year ended December 31, 1998 (No. 0-16667) and incorporated herein by reference.

(b)	Form of Change of Control Agreements (i) dated May 5, 1998 between DNB Financial Corporation and Downingtown National Bank and the following executive officers: Ronald K. Dankanich, Eileen M. Knott and Bruce E. Moroney and (ii) dated July 18, 2000, April 28, 2003 and September 22, 2003 between DNB Financial Corporation and Downingtown National Bank and William J. Hieb and Richard M. Wright, respectively, each in the form filed on March 26, 1999 at Item 10.2 to Form 10-K for the fiscal year ended December 31, 1998 (No. 0-16667), and incorporated herein by reference.

(c)	1995 Stock Option Plan of DNB Financial Corporation (as amended and restated, effective as of April 27, 2004), filed as Appendix A to the Company’s Proxy Statement filed April 27, 2004 (File No. 000-50567.

(d)	Death Benefit Agreement between Downingtown National Bank and Henry F. Thorne dated November 24, 1999, filed March 20, 2002 as Item 10(d) to Form 10-K for the fiscal year ended December 31, 2001 (No. 0-16667) and incorporated herein by reference.

(e)	Form of Change of Control Agreements, as amended November 10, 2003, between DNB Financial Corporation and Downingtown National Bank and each of the following Directors: William S. Latoff, James H. Thornton, James J. Koegel, Eli Silberman and Henry F. Thorne, filed on November 14, 2003 as Item 10(e) to Form 8-K (No. 0-16667) and incorporated herein by reference.

(f)	Retirement and Change of Control Agreement dated as of February 27, 2002, between DNB Financial Corporation and Downingtown National Bank and Thomas R. Greenleaf, a Director, filed on November 14, 2003 as Item 10(f) to Form 8-K (No. 0-16667) and incorporated herein by reference.

(g)	First Amendment to Employment Agreement of Henry F. Thorne dated December 23, 2003, filed on March 29, 2004 at Item 10(g) to Form 10-K for the fiscal year ended December 31, 2003 (No. 0-16667) and incorporated herein by reference.

(h)	Retirement and Death Benefit Agreement between Downingtown National Bank and Henry F. Thorne dated December 23, 2003, filed on March 29, 2004 at Item 10(h) to Form 10-K for the fiscal year ended December 31, 2003 (No. 0-16667) and incorporated herein by reference.

11	Computation of Earnings per Common Share. The information for this Exhibit is incorporated by reference to pages 6 and 7 of this Form 10-Q.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to Section 906.

32.2	Certification of Chief Financial Officer pursuant to Section 906.

SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DNB FINANCIAL CORPORATION
(Registrant)

DATE: November 12, 2004	/S/ Henry F. Thorne

Henry F. Thorne, President
And Chief Executive Officer

DATE: November 12, 2004	/S/ Bruce E. Moroney

Bruce E. Moroney
Chief Financial Officer