Form 10-K
period 2004-12-31
DNB FINANCIAL CORP /PA/
filed 2005-03-10
CIK 713671

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_______________

Form 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004.

OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to _____________.

Commission file Number 0-16667

DNB Financial Corporation
(Exact Name of registrant as specified in its charter)

Pennsylvania	23-2222567
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4 Brandywine Avenue, Downingtown, Pennsylvania	19335
(Address of principal executive offices)	(Zip Code)

 Registrant's telephone number, including area code: (610) 269-1040
Securities registered pursuant to Section 12 (b) of the Act: N/A

Securities registered pursuant to Section 12 (g) of the Act:
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
[ ] Yes [X] No

As of March 2, 2005, $49.8 million of the Registrant’s Common Stock, $1 par value per share, was held by non-affiliates of the Registrant.

As of March 2, 2005, the Registrant had outstanding 1,973,898 shares of Common Stock, $1 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders are incorporated by reference into Parts III and IV of this Form 10-K.

DNB FINANCIAL CORPORATION

DNB FINANCIAL CORPORATION
FORM 10-K

Forward-Looking Statements
This report contains statements that are not of historical facts and may pertain to future operating results or events or management’s expectations regarding those results or events. These are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These forward-looking statements may include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, or words of similar meaning, or future or conditional verbs, such as “will”, “would”, “should”, “could”, or “may” are generally intended to identify forward-looking statements. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those contemplated by such statements. For example, actual results may be adversely affected by the following possibilities: (1) competitive pressures among financial institutions may increase; (2) changes in interest rates may reduce banking interest margins; (3) general economic conditions and real estate values may be less favorable than contemplated; (4) adverse legislation or regulatory requirements may be adopted; (5) other unexpected contingencies may arise; (6) DNB may change one or more strategies described in this document; or (7) management’s evaluation of certain facts, circumstances or trends and the appropriate responses to them may change. These forward-looking statements are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are either beyond our control or not reasonably capable of predicting at this time. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from the results discussed in these forward-looking statements. Readers of this report are accordingly cautioned not to place undue reliance on forward-looking statements. DNB disclaims any intent or obligation to update publicly any of the forward-looking statements herein, whether in response to new information, future events or otherwise.

Part I

Item 1. Business

(a) General Description of Registrant’s Business and Its Development

DNB Financial Corporation (the "Registrant" or “DNB”), a Pennsylvania business corporation, is a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System (Federal Reserve Board). Registrant was incorporated on October 28, 1982 and commenced operations on July 1, 1983 upon consummation of the acquisition of all of the outstanding stock of Downingtown National Bank, now known as DNB First, National Association (the "Bank"). Since commencing operations, Registrant's business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. At December 31, 2004, Registrant had total consolidated assets, total liabilities and stockholders' equity of $441.1 million, $416.3 million, and $24.7 million, respectively.

The Bank was organized in 1861. The Bank is a national banking association that is a member of the Federal Reserve System, the deposits of which are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a full service commercial bank providing a wide range of services to individuals and small to medium sized businesses in the southeastern Pennsylvania market area, including accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans. In addition, the Bank has 9 full service and 1 limited service branch and a full-service wealth management group known as “DNB Advisors”. The Bank’s financial subsidiary, DNB Financial Services, Inc., is a Pennsylvania licensed insurance agency, which, together with the Bank, sells a broad variety of insurance and investment products. The Bank's other subsidiary, Downco, Inc. was incorporated in December 1995 for the purpose of acquiring and holding other real estate owned acquired through foreclosure or deed in-lieu-of foreclosure and now owns certain Bank-occupied real estate.

(b) Financial Information About Segments

In accordance with generally accepted accounting principles, the Registrant and the Bank do not report financial information for multiple segments of their business.

(c) Narrative Description of Business

The Bank's legal headquarters are located at 4 Brandywine Avenue, Downingtown, Pennsylvania. As of December 31, 2004, the Bank had total assets of $440.8 million, total deposits of $323.5 million and total stockholders' equity of $29.7 million. The Bank's business is not seasonal in nature. The FDIC, to the extent provided by law, insures its deposits. At December 31, 2004, the Bank had 117 full-time employees and 36 part-time employees.

The Bank derives its income principally from interest charged on loans and, to a lesser extent, interest earned on investments and fees received in connection with the origination of loans and for other services. The Bank's principal expenses are interest expense on deposits and borrowings and operating expenses. Funds for activities are provided principally by operating revenues, deposit growth and the repayment of outstanding loans and investments.

The Bank encounters vigorous competition from a number of sources, including other commercial banks, thrift institutions, other financial institutions and financial intermediaries. In addition to commercial banks, Federal and state savings and loan associations, savings banks, credit unions and industrial savings banks actively compete in the Bank's market area to provide a wide variety of banking services. Mortgage banking firms, real estate investment trusts, finance companies, insurance companies, leasing companies and brokerage companies, financial affiliates of industrial companies and certain government agencies provide additional competition for loans and for certain financial services. The Bank also competes for interest-bearing funds with a number of other financial intermediaries, which offer a diverse range of investment alternatives, including brokerage firms and mutual fund companies.

Supervision and Regulation - Registrant

Sarbanes-Oxley Act of 2002 - On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), which imposed significant additional requirements and restrictions on publicly-held companies, such as the Registrant. These provisions include new requirements governing the composition and responsibilities of audit committees, financial disclosures and reporting and restrictions on personal loans to directors and officers. Sarbanes-Oxley, inter alia, now mandates chief executive and chief financial officer certifications of periodic financial reports, additional financial disclosures concerning off-balance sheet items, and speedier transaction reporting requirements for executive officers, directors and 10% shareholders. Rules promulgated and to be promulgated by the SEC pursuant to Sarbanes-Oxley impose substantial reporting and compliance obligations on management and boards of directors, and new obligations and restrictions on auditors, audit committees intended to enhance their independence from management. In addition, penalties for non-compliance with the federal securities laws are heightened. While the Registrant has and will incur significant additional expense complying with Sarbanes Oxley requirements, the Registrant does not anticipate this legislation to have any other material adverse impact on the Registrant.

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

Permitted Non-Banking Activities. The Federal Reserve Board permits bank holding companies to engage in non-banking activities so closely related to banking or managing or controlling banks as to be a proper incident thereto. A number of activities are authorized by Federal Reserve Board regulation, while other activities require prior Federal Reserve Board approval. The types of permissible activities are subject to change by the Federal Reserve Board. Recent revisions to the Bank Holding Company Act contained in the Federal Gramm-Leach Bliley Act of 1999 permit certain eligible bank holding companies to qualify as “financial holding companies” and thereupon engage in a wider variety of financial services such as securities and insurance activities.

Gramm-Leach Bliley Act of 1999 (“GLB”). This law repeals certain restrictions on bank and securities firm affiliations, and allows bank holding companies to elect to be treated as a “financial holding company” that can engage in approved “financial activities,” including insurance, securities underwriting and merchant banking. Banks without holding companies can engage in many of these new financial activities through a “financial subsidiary.” The law also mandates functional regulation of bank securities activities. Banks’ exemption from broker-dealer regulation would be limited to, for example, trust, safekeeping, custodian, shareholder and employee benefit plans, sweep accounts, private placements (under certain conditions), self-directed IRAs, third party networking arrangements to offer brokerage services to bank customers, and the like. It also requires banks that advise mutual funds to register as investment advisers. The legislation provides for state regulation of insurance, subject to certain specified state preemption standards. It establishes which insurance products banks and bank subsidiaries may provide as principal or underwriter, and prohibits bank underwriting of title insurance, but also preempts state laws interfering with affiliations. GLB prohibits approval of new de novo thrift charter applications by commercial entities and limits sales of existing so-called “unitary” thrifts to commercial entities. The law bars banks, savings and loans, credit unions, securities firms and insurance companies, as well as other “financial institutions,” from disclosing customer account numbers or access codes to unaffiliated third parties for telemarketing or other direct marketing purposes, and enables customers of financial institutions to “opt out” of having their personal financial information shared with unaffiliated third parties, subject to exceptions related to the processing of customer transactions and joint financial services marketing arrangements with third parties, as long as the institution discloses the activity to its customers and requires the third party to keep the information confidential. It requires policies on privacy and disclosure of information to be disclosed annually, requires federal regulators to adopt comprehensive regulations for ensuring the security and confidentiality of consumers’ personal information, and allows state laws to five consumers greater privacy protections. The GLB is likely to increase the competition the Bank faces, and this increased competition is likely to come from a wider variety of non-banking competitors as well as banks.

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

Pennsylvania Banking Laws

Under the Pennsylvania Banking Code of 1965, as amended ("PA Code"), the Registrant is permitted to control an unlimited number of banks, subject to prior approval of the Federal Reserve Board as more fully described above. The PA Code authorizes reciprocal interstate banking without any geographic limitation. Reciprocity between states exists when a foreign state's law authorizes Pennsylvania bank holding companies to acquire banks or bank holding companies located in that state on terms and conditions substantially no more restrictive than those applicable to such an acquisition by a bank holding company located in that state. Interstate ownership of banks in Pennsylvania with banks in Delaware, Maryland, New Jersey, Ohio, New York and other states is currently authorized. However, state laws still restrict de novo formations of branches in other states. Pennsylvania law also provides Pennsylvania state chartered institutions elective parity with the power of national banks, federal thrifts, and state-chartered institutions in other states as authorized by the Federal Deposit Insurance Corporation (“Competing Institutions”). In some cases, this may give state chartered institutions broader powers than national banks such as the Bank, and may increase competition the Bank faces from other banking institutions.

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

Prompt Corrective Action. Federal banking law mandates certain "prompt corrective actions" which Federal banking agencies are required to take, and certain actions which they have discretion to take, based upon the capital category into which a Federally regulated depository institution falls. Regulations have been adopted by Federal bank regulatory agencies setting forth detailed procedures and criteria for implementing prompt corrective action in the case of any institution, which is not adequately capitalized. Under the rules, an institution will be deemed to be "adequately capitalized" or better if it exceeds the minimum Federal regulatory capital requirements. However, it will be deemed "undercapitalized" if it fails to meet the minimum capital requirements, "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0%, or a leverage ratio that is less than 3.0%, and "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is equal to or less than 2.0%. The rules require an undercapitalized institution to file a written capital restoration plan, along with a performance guaranty by its holding company or a third party. In addition, an undercapitalized institution becomes subject to certain automatic restrictions including a prohibition on the payment of dividends, a limitation on asset growth and expansion, and in certain cases, a limitation on the payment of bonuses or raises to senior executive officers, and a prohibition on the payment of certain "management fees" to any "controlling person". Institutions that are classified as undercapitalized are also subject to certain additional supervisory actions, including increased reporting burdens and regulatory monitoring, a limitation on the institution's ability to make acquisitions, open new branch offices, or engage in new lines of business, obligations to raise additional capital, restrictions on transactions with affiliates, and restrictions on interest rates paid by the institution on deposits. In certain cases, bank regulatory agencies may require replacement of senior executive officers or directors, or sale of the institution to a willing purchaser. If an institution is deemed to be "critically undercapitalized" and continues in that category for four quarters, the statute requires, with certain narrowly limited exceptions, that the institution be placed in receivership.

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

Capital Rules. Pursuant to The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) and the laws it amended, the Federal banking agencies have issued certain "risk-based capital" guidelines, which supplemented existing capital requirements. In addition, the OCC imposes certain "leverage" requirements on national banks such as the Bank. Banking regulators have authority to require higher minimum capital ratios for an individual bank or bank holding company in view of its circumstances.

The risk-based guidelines require all banks and bank holding companies to maintain two "risk-weighted asset" ratios. The first is a minimum ratio of total capital ("Tier 1" and "Tier 2" capital) to risk-weighted assets equal to 8.00%; the second is a minimum ratio of "Tier 1" capital to risk-weighted assets equal to 4.00%. Assets are assigned to five risk categories, with higher levels of capital being required for the categories perceived as representing greater risk. In making the calculation, certain intangible assets must be deducted from the capital base. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets.

The risk-based capital rules also account for interest rate risk. Institutions with interest rate risk exposure above a normal level, would be required to hold extra capital in proportion to that risk. A bank's exposure to declines in the economic value of its capital due to changes in interest rates is a factor that the banking agencies will consider in evaluating a bank's capital adequacy. The rule does not codify an explicit minimum capital charge for interest rate risk. The Bank currently monitors and manages its assets and liabilities for interest rate risk, and management believes that the interest rate risk rules, which have been implemented and proposed will not materially adversely affect the Bank's operations.

The OCC’s "leverage" ratio rules require national banks which are rated the highest by the OCC in the composite areas of capital, asset quality, management, earnings and liquidity to maintain a ratio of "Tier 1" capital to "adjusted total assets" (equal to the bank's average total assets as stated in its most recent quarterly Call Report filed with the OCC, minus end-of-quarter intangible assets that are deducted from Tier 1 capital) of not less than 3.00%. For banks which are not the most highly rated, the minimum "leverage" ratio will range from 4.00% to 5.00%, or higher at the discretion of the OCC, and is required to be at a level commensurate with the nature of the riskiness of the bank's condition and activities.

For purposes of the capital requirements, "Tier 1" or "core" capital is defined to include common stockholders' equity and certain non-cumulative perpetual preferred stock and related surplus. "Tier 2" or "qualifying supplementary" capital is defined to include a bank's allowance for credit losses up to 1.25% of risk-weighted assets, plus certain types of preferred stock and related surplus, certain "hybrid capital instruments" and certain term subordinated debt instruments.

Management does not anticipate that the foregoing capital rules will have a material effect on the Registrant's business and capital plans.

Deposit Insurance Assessments. All Federally insured depository institutions pay special assessments toward the funding of interest payments on FICO bonds, which were issued in 1989 to fund the savings and loan bailout. The special assessments are calculated on a deposit-by-deposit basis and can differ depending upon whether a deposit is insured by SAIF or BIF. The FDIC sets the Financing Corporation assessment rate every quarter. Currently, the special assessment rates are 1.44 basis points on all deposits, whether SAIF-insured or BIF-insured, regardless of whether an institution is a “bank” or a “savings association”. All assessable deposits at an institution are assessed at the same rates in order to pay FICO bond interest.

The FDIC sets deposit insurance assessment rates on a semiannual basis. The FDIC has authority to reduce the assessment rates whenever the ratio of its reserves to insured deposits is equal to or greater than 1.25%, and to increase deposit insurance assessments whenever that ratio is less than 1.25%.

An institution’s semiannual deposit insurance assessment is computed primarily by multiplying its “average assessment base” (generally, total insurable domestic deposits) for the prior semiannual period by one-half the annual assessment rate applicable to that institution depending upon its risk category, which is based principally on two measures of risk. These measures involve capital and supervisory factors.

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
	(in basis points)
Capital Group	A	B	C
1	0	3	17
2	3	10	24
3	10	24	27

Interstate Banking. Federal law permits interstate bank mergers and acquisitions. Limited branch purchases are still subject to state laws. Pennsylvania law permits out-of-state banking institutions to establish branches in Pennsylvania with the approval of the Pennsylvania Banking Department, provided the law of the state where the banking institution is located would permit a Pennsylvania banking institution to establish and maintain a branch in that state on substantially similar terms and conditions. It also permits Pennsylvania banking institutions to maintain branches in other states. Bank management anticipates that interstate banking will continue to increase competitive pressures in the Bank's market by permitting entry of additional competitors, but management is of the opinion that this will not have a material impact upon the anticipated results of operations of the Bank.

Bank Secrecy Act. Under the Bank Secrecy Act ("BSA"), the Bank is required to report to the Internal Revenue Service, currency transactions of more than $10,000 or multiple transactions of which the Bank is aware in any one day that aggregate in excess of $10,000. Civil and criminal penalties are provided under the BSA for failure to file a required report, for failure to supply information required by the BSA or for filing a false or fraudulent report.

USA PATRIOT Act. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (together with its implementing regulations, the “Patriot Act”), designed to deny terrorists and others the ability to obtain access to the United States financial system, has significant implications for banks and other financial institutions. It requires the Registrant and its subsidiary to implement new policies and procedures or amend existing policies and procedures with respect to, anti-money laundering, compliance, suspicious activity and currency transaction reporting and due diligence on customers, as well as related matters. The Patriot Act permits and in some cases requires information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, and it requires federal banking agencies to evaluate the effectiveness of an institution in combating money laundering activities, both in ongoing examinations and in connection with applications for regulatory approval. While the Registrant has and will incur significant additional expense complying with the Patriot Act’s requirements, the Registrant does not anticipate this legislation to have any other material adverse impact on the Registrant.

Community Reinvestment Act. Under the Community Reinvestment Act of 1977 ("CRA"), the record of a bank holding company and its subsidiary banks must be considered by the appropriate Federal banking agencies, including the Federal Reserve and the OCC, in reviewing and approving or disapproving a variety of regulatory applications including approval of a branch or other deposit facility, office relocation, a merger and certain acquisitions of bank shares. Federal banking agencies have recently demonstrated an increased readiness to deny applications based on unsatisfactory CRA performance. The OCC is required to assess the record of the Bank to determine if it is meeting the credit needs of the community (including low and moderate neighborhoods), which it serves. FIRREA amended the CRA to require, among other things, that the OCC make publicly available an evaluation of the Bank's record of meeting the credit needs of its entire community including low and moderate income neighborhoods. This evaluation includes a descriptive rating (outstanding, satisfactory, needs to improve, or substantial noncompliance) and a statement describing the basis for the rating. Banking agencies are currently considering proposals that, if implemented, would simplify CRA compliance requirements for institutions such as the Bank.

Other Laws and Regulations. The Bank is subject to a variety of consumer protection laws, including the Truth in Lending Act, the Truth in Savings Act adopted as part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the Electronic Funds Transfer Act, the Real Estate Settlement Procedures Act and the regulations adopted thereunder. In the aggregate, compliance with these consumer protection laws and regulations involves substantial expense and administrative time on the part of the Bank and the Registrant.

Legislation and Regulatory Changes. From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities and/or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, and before various bank regulatory agencies. No prediction can be made as to the likelihood of any major changes or the impact such changes might have on the Registrant and its subsidiary Bank.

Effect of Government Monetary Policies. The earnings of the Registrant are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States Government and its agencies (particularly the Federal Reserve Board). The monetary policies of the Federal Reserve Board have had and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The Federal Reserve Board has a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States Government securities and through its regulation of, among other things, the discount rate on borrowing of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

(d) Financial Information About Geographical Areas

All of the Registrant’s revenues are attributable to customers located in the United States, and primarily from customers located in Southeastern Pennsylvania. All of Registrant’s assets are located in the United States and in Southeastern Pennsylvania. Registrant has no activities in foreign countries and hence no risks attendant to foreign operations.

(e) Available Information

Registrant files reports with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC Internet site’s address is http://www.sec.gov. The Registrant maintains a corporate website at www.dnbfirst.com. We will provide printed copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports at no charge upon written request. Requests should be made to DNB Financial Corporation, 4 Brandywine Avenue, Downingtown, PA 19335, Attention: Bruce E. Moroney, Chief Financial Officer.

Item 2. Properties

The main office of the Bank is located at 4 Brandywine Avenue, Downingtown, Pennsylvania 19335. The Registrant's registered office is also at this location. The Registrant pays no rent or other form of consideration for the use of the Bank's main office as its principal executive office. The Bank also has an operations center located at 104-106 Brandywine Avenue, Downingtown. With the exception of the West Goshen office, Exton office and a limited service office at Tel Hai Retirement Community, all of which are leased, the Bank owns all of its existing branches as described below which had a net book value of $4.8 million including leasehold improvements at December 31, 2004. The Bank’s trust department and wealth management unit, operating under the name, “DNB Advisors,” has offices in the Bank’s Exton Office.

The bank has nine full service offices located in Chester County, Pennsylvania. In addition to the Main Office discussed above, they are:

Office	Office Location	Owned/Leased

Caln Office	1835 East Lincoln Highway, Coatesville	Owned
East End Office	701 East Lancaster Avenue, Downingtown	Owned
Exton Office	410 Exton Square Parkway, Exton	Leased
Kennett Square Office	215 E. Cypress St., Kennett Square	Owned
Lionville Office	Intersection of Route 100 and Welsh Pool Road, Exton	Owned
Little Washington Office	Route 322 and Culbertson Run Road, Downingtown	Owned
Ludwig's Corner Office	Intersection of Routes 100 and 401, Chester Springs	Owned
Tel Hai Office	Tel Hai Retirement Community, Honey Brook (Limited Service)	Leased
West Goshen Office	1115 West Chester Pike, West Chester	Leased

The Bank has signed an agreement to lease an additional branch office in downtown West Chester, Pennsylvania, the county seat for Chester County, but does not expect to take occupancy or begin operations there until after September 1, 2005.

Item 3. Legal Proceedings

DNB is a party to a number of lawsuits arising in the ordinary course of business. While any litigation causes an element of uncertainty, management is of the opinion that the liability, if any, resulting from the actions, will not have a material effect on the accompanying financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a) Market Price of and Dividends on Registrant’s Common Equity

DNB Financial Corporation’s common stock is listed under the symbol “DNBF.OB” on the Over-The-Counter Electronic Bulletin Board, an automated quotation service, made available through and governed by the NASDAQ system. Current price information is available from account executives at most brokerage firms as well as the firms listed at the back of this report who are market makers of DNB’s common stock. There were approximately 1,200 stockholders who owned 2.0 million shares of common stock outstanding at March 2, 2005.

The following table sets forth the quarterly high and low prices for a share of DNB’s common stock during the periods indicated. Prices for the sale of stock are based upon transactions reported by the brokerage firms of Boenning & Scattergood, Inc. and Ferris, Baker Watts, Inc. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The quoted high and low bids prices are limited only to those transactions known by management to have occurred and there may, in fact, have been additional transactions of which management is unaware. Prices have been adjusted to reflect stock dividends.

	2004		2003
	High	Low	High	Low
First quarter	$28.57	$25.71	$21.90	$20.48
Second quarter	26.62	23.81	23.33	21.67
Third quarter	25.00	23.88	23.33	22.14
Fourth quarter	26.75	24.10	34.29	23.33

The information required with respect to the frequency and amount of the Registrant’s cash dividends declared on each class of its common equity for the two most recent fiscal years is set forth in the section of this report titled, “Item 6 - Selected Financial Data” on page 11.

The information required with respect to securities authorized for issuance under the Registrant’s equity compensation plans is set forth in "Item 12 - Security Ownership of Certain Beneficial Owner and Management" on page 65.

(b) Use of Proceeds of Stock Offerings and Sales of Unregistered Stock

Not applicable.

(c) Purchases of Equity Securities by the Registrant and Affiliated Purchasers

The following table provides information on repurchases by or on behalf of DNB or any “affiliated purchaser” (as defined in Regulation 10b-18(a)(3)) of its common stock in each month of the quarter ended December 31, 2004:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2004 - October 31, 2004	—	$—	—	138,398
November 1, 2004 - November 30, 2004	—	—	—	138,398
December 1, 2004 - December 31, 2004	—	—	—	138,398
Total	—	$—	—	138,398

(a)  On July 25, 2001, DNB authorized the buyback of up to 175,000 shares of its common stock over an indefinite period. On August 27, 2004, DNB increased the buyback from 175,000 to 341,250 shares of its common stock over an indefinite period. This number has been adjusted to reflect the 5% stock dividend issued in December 2004.

Item 6. Selected Financial Data

The selected data financial set forth below is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto, contained elsewhere herein.

	At or For the Year Ended December 31
	(Dollars in thousands, except share data)
	2004	2003	2002	2001	2000
RESULTS OF OPERATIONS
Interest income	$20,233	$18,894	$21,498	$24,389	$23,752
Interest expense	6,833	7,421	9,430	13,109	12,790
Net interest income	13,400	11,473	12,068	11,280	10,962
Provision for credit losses	—	—	—	—	—
Other non-interest income	2,940	2,540	2,645	2,303	1,740
Other-than-temporary charge	(2,349)	—	—	—	—
Total non-interest income	591	2,540	2,645	2,303	1,740
Non-interest expense	13,189	12,622	11,257	9,894	8,931
Income before income taxes	802	1,391	3,456	3,689	3,771
Income tax expense (benefit)	504	(10)	728	967	1,063
Net income	$298	$1,401	$2,728	$2,722	$2,708
PER SHARE DATA*
Basic earnings	$0.15	$0.70	$1.36	$1.32	$1.32
Diluted earnings	0.15	0.69	1.33	1.30	1.30
Cash dividends	0.50	0.48	0.45	0.43	0.41
Book value	12.58	12.71	13.00	12.30	11.30
Weighted average Common shares outstanding - basic	1,980,325	1,995,231	2,016,009	2,056,039	2,056,002

FINANCIAL CONDITION
Total assets	$441,059	$409,013	$384,368	$389,404	$356,670
Loans, less unearned income	232,577	203,553	187,585	186,050	191,201
Allowance for credit losses	4,436	4,559	4,546	4,809	4,917
Deposits	323,144	292,436	287,802	293,383	290,791
Stockholders’ equity	24,738	25,372	26,208	25,288	23,230

SELECTED RATIOS
Return on average stockholders’ equity	1.16%	5.47%	10.66%	10.97%	12.64%
Return on average assets	0.07	0.35	0.72	0.74	0.83
Average equity to average assets	6.05	6.41	6.76	6.76	6.60
Loans to deposits	71.97	69.61	65.18	63.42	65.75
Dividend payout ratio	337.58	67.83	33.41	32.32	30.93

* Per share data and shares outstanding have been adjusted for the 5% stock dividends in December of 2004, 2003, 2002, 2001 and 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.  Introductory Overview

    DNB Financial Corporation is a bank holding company whose bank subsidiary, DNB First, National Association (the “Bank”) is a nationally chartered commercial bank with trust powers, and a member of the FDIC. DNB provides a broad range of banking services to individual and corporate customers through its nine full service community offices located throughout Chester County, Pennsylvania. The Bank has signed an agreement to lease an additional branch office in downtown West Chester, Pennsylvania, the county seat for Chester County, but does not expect to take occupancy or begin operations there until after September 1, 2005. DNB is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. DNB funds all these activities with retail and business deposits and borrowings. Through its DNB Advisors division, the Bank provides wealth management and trust services to individuals and businesses. The Bank and its subsidiary, DNB Financial Services, Inc. through the name “DNB Financial Services,” make available certain non-depository products and services, such as securities brokerage, mutual funds, life insurance and annuities.

    DNB earns revenues and generates cash flows by lending funds to commercial and consumer customers in its marketplace. DNB generates its largest source of interest income through its lending function. Secondary sources of interest income are DNB’s investment portfolio, which provide liquidity and cash flows for future lending needs.

    In addition to interest earned on loans and investments, DNB earns revenues from fees it charges customers for non-lending services. These services include wealth management and trust services; brokerage and investment services; cash management services; banking and ATM services; as well as safekeeping and other depository services.

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

    Highlights of DNB’s results for the year-end December 31, 2004 include:

    •  Strong growth in annual operating earnings
    •  Solid loan growth - up 14.3% in 2004
    •  Steady growth in deposits - up 10.5% in 2004
    •  Non-Performing Assets - down 86.0% during 2004

Earnings. DNB’s annual results were impacted by two significant after-tax charges to earnings. The first of these events relates to a $250,000 charge taken in connection with the retirement of DNB’s former President and Chief Executive Officer. The second relates to a $2.3 million other-than-temporary impairment charge taken on Government Agency Securities. As a result of these two charges, DNB reported year-to-date results of $298,000 or $0.15 per share on a diluted basis, compared to $1.4 million or $0.69 diluted earnings per share in 2003. DNB’s annual operating earnings remained strong totaling $2.8 million or $1.41 diluted earnings per share. Annual operating earnings were the second highest in DNB’s 145 year history.

    Operating earnings and operating earnings per share, representing net income and earnings per share but excluding the effects of the after-tax charges noted above and further described below, are non-GAAP financial measures, in that they describe financial results other than in accordance with generally accepted accounting principles (“GAAP”). DNB’s management believes that these non-GAAP financial measures provide a meaningful comparison for effectively evaluating DNB’s operating results. Since these items excluded in making the non-GAAP financial calculations are difficult to predict, are not reasonably likely to recur, and distort the actual results of day-to-day operations, DNB’s management believes that the information provided by these non-GAAP financial measures provides useful supplemental information to help investors evaluate the operating results of DNB’s core business. These measures are also useful in understanding performance trends and facilitate comparisons with the performance of others in the financial services industry. A reconciliation of operating earnings and operating earnings per share to GAAP net income and GAAP earnings per share is provided in the table below.

Reconciliation of GAAP Net Income to Operating Earnings
(Dollars in thousands, except per share data)
	For the 12-months ended
	December 31, 2004		December 31, 2003
	Net Income	Diluted EPS	Net Income	Diluted EPS
As reported	$298	$0.15	$1,401	$0.69
Adjustment (1)	2,534	1.26	—	—
Operating earnings	$2,832	$1.41	$1,401	$0.69

(1) The above adjustments (after tax) relate to the $2,283,968 other-than-temporary impairment write-down of preferred stock as well as the $250,000 charge associated with the retirement of DNB's former President and CEO. A minimal tax benefit was recognized on the other-than-temporary impairment write-down as such write-down is a potential capital loss for tax purposes for which it is more likely than not, DNB will not have an associated benefit.

    Among the limitations associated with utilizing non-GAAP financial measures is the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might calculate these measures differently. Management compensates for these limitations by providing detailed reconciliations between GAAP information and non-GAAP financial measures. These disclosures should not be considered an alternative to GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies

    Regarding the other-than-temporary impairment charge, DNB owns four agency preferred stock issues totaling $9.98 million and is recognizing pre-tax adjustments totaling $2.3 million or 24% of the book value. The other-than-temporary impairment charges were recognized due to the negative impact on the market value of these securities caused by the ongoing accounting, management, and regulatory oversight issues confronting Fannie Mae (FNMA) and Freddie Mac (FHLMC). DNB is required to recognize other-than-temporary impairment under guidance provided by the Financial Accounting Standards Board (FASB115) and the Securities and Exchange Commission (SEC). However, should the securities increase in value, DNB cannot recognize the gain unless it sells the securities. Much of the book value adjustment for this impairment charge had already been recognized through the ongoing mark-to-market of these securities as a reduction in other comprehensive income.

    These charges should not have a negative impact on the future earnings of DNB. Without these two adjustments, 2004 operating earnings doubled 2003’s results. DNB’s core earnings performance, particularly over the last four quarters has been steadily growing which is illustrated in the table below. We anticipate delivering strong results to our shareholders in the years ahead. We believe that taking the impairment charge at this time eliminates uncertainty about the potential future effects of this issue. In addition, we believe that the market value of these securities will improve after the regulators and the SEC have completed their review of accounting practices of FNMA and FHLMC and restated financial information becomes available.

The following table sets forth selected quarterly financial data and earnings per share for the periods indicated. Per share data have been adjusted for the five percent (5%) stock dividends declared in 2004 and 2003.

Quarterly Financial Data
	2004				2003
(Dollars in thousands,	Fourth	Third	Second	First	Fourth	Third	Second	First
except per share data)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Interest income	$5,257	$5,192	$4,901	$4,883	$4,834	$4,735	$4,596	$4,729
Interest expense	1,789	1,741	1,620	1,683	1,696	1,769	1,900	2,056
Net interest income	3,468	3,451	3,281	3,200	3,138	2,966	2,696	2,673
Provision for credit losses	—	—	—	—	—	—	—	—
Other non-interest income	624	707	822	788	674	356	836	674
Other-than-temporary charge	(2,349)	—	—	—	—	—	—	—
Total non-interest income	(1,725)	707	822	788	674	356	836	674
Non-interest expense	3,542	3,273	3,209	3,165	3,164	3,696	3,001	2,761
(Loss) income before income taxes	(1,799)	885	894	823	648	(374)	531	586
Income tax expense (benefit)	5	161	185	154	65	(272)	103	94
Net (loss) income	$(1,804)	$724	$709	$669	$583	$(102)	$428	$492
Adjustment (1)	2,534	—	—	—	—	—	—	—
Operating earnings	$730	$724	$709	$669	$583	$(102)	$428	$492
Basic (loss) earnings per share	$(0.92)	$0.37	$0.36	$0.34	$0.29	$(0.05)	$0.22	$0.24

Adjustment (1)	1.29	—	—	—	—	—	—	—
Operating basic earnings per share	$0.37	$0.37	$0.36	$0.34	$0.29	$(0.05)	$0.22	$0.24
Diluted (loss) earnings per share	(0.91)	0.36	0.35	0.34	0.29	(0.05)	0.22	0.24

Adjustment (1)	1.28	—	—	—	—	—	—	—
Operating diluted earnings per share	$0.37	0.36	0.35	0.34	0.29	(0.05)	0.22	0.24

Cash dividends per share	0.13	0.124	0.124	0.124	0.124	0.118	0.118	0.118

(1) The above adjustments (after tax) relate to the $2,283,968 other-than-temporary impairment write-down of preferred stock as well as the $250,000 charge associated with the retirement of DNB's former President and CEO. A minimal tax benefit was recognized on the other-than-temporary impairment write-down as such write-down is a potential capital loss for tax purposes for which it is more likely than not, DNB will not have an associated benefit.

Improved Asset Quality. DNB’s asset quality improved dramatically during 2004 as total non-performing loans dropped $2.6 million or 86% to $425,000. As a result, DNB’s non-performing loans to total loans ratio improved to .18% at December 31, 2004 compared to 1.5% at December 31, 2003. The allowance for credit losses was $4.4 million at December 31, 2004 compared to $4.6 million at December 31, 2003. The allowance to total loans ratio remains strong at 1.9%.

II.  Overview of Financial Condition - Major Changes and Trends

    At December 31, 2004, DNB had consolidated assets of $441 million and a Tier I/Leverage Capital -Ratio of 6.75%. Loans comprise 53.4% of earning assets, while investments and federal funds sold constitute the remainder. DNB credit quality remained strong, as did the allowance for credit losses, which was 1.91% of total loans and leases. DNB’s delinquency ratio (total delinquent loans and leases to total loans and leases) of 1.0% at December 31, 2004 down from 1.8% at December 31, 2003, compared favorably to peers. DNB’s liabilities are comprised of a high level of core deposits with a low cost of funds in addition to a moderate level of borrowings with costs that are more volatile than core deposits. During the last few years, significant margin compression contributed to lower levels of earnings.

    During 2003, management announced that it had developed a comprehensive plan designed to reposition its balance sheet and improve core earnings. As part of the plan, management announced its intentions to substantially reduce the size of its investment portfolio and expand its loan portfolio through new originations, increased loan participations, as well as strategic loan and lease receivable purchases. Management also planned a reduction in the absolute level of borrowings with cash flows from existing loans and investments as well as from new core deposit growth.

Continued Progress in Balance Sheet Repositioning. DNB grew its loan portfolio, reduced its FHLB borrowings and increased deposits in a continuing effort to strengthen its balance sheet during 2004. Loans increased $29.0 million or 14% during the year ended December 31, 2004, with solid growth in both the commercial and consumer sectors. Commercial loans and leases increased $18.6 million, while consumer loans increased $7.8 million during 2004. In addition, DNB increased its deposit base by $30.7 million and added $23.1 million in customer repurchase agreements during 2004. FHLB borrowings declined $21.4 million or 26% to $61.7 million during 2004. These changes to DNB’s balance sheet contributed to a $1.9 million or 17% increase in net interest income for 2004, over 2003.

    DNB’s financial objectives are focused on earnings per diluted share growth and return on average equity. In order to achieve its financial objectives, DNB completed a 5-Year Strategic Plan in 2003 and defined the following strategies:

    • Grow loans and diversify the mix
    • Reduce the size of the investment portfolio
    • Reduce long-term borrowings
    • Enhance the branch network and alternative delivery options
    • Focus on profitable customer segments
    • Grow and diversify non-interest income

    Management’s strategies are designed to direct DNB’s tactical investment decisions and support financial objectives. DNB’s most significant revenue source continues to be net interest income, defined as total interest income less interest expense, which in 2004 accounted for approximately 96% of total revenue. Absent the impairment charge previously mentioned, net interest income would have accounted for 82% of total revenue. To produce net interest income and consistent earnings growth over the long-term, DNB must generate loan and deposit growth at acceptable economic spreads within its market area. To generate and grow loans and deposits, DNB must focus on a number of areas including, but not limited to, the economy, branch expansion, sales practices, customer satisfaction and retention, competition, customer behavior, technology, product innovation and credit performance of its customers.

    Management has made a concerted effort to improve the measurement and tracking of business lines and overall corporate performance levels. Improved information systems have increased DNB's ability to track key indicators and enhance corporate performance levels. Better measurement against goals and objectives and increased accountability will be integral in attaining desired loan, deposit and fee income production.

III.  DNB’s Principal Products and Services

Loans and Lending Services. DNB’s primary source of earnings and cash flows is derived from its lending function. Seventy-three percent of DNB’s portfolio relates to commercial loans and lease products. DNB focuses on providing these products to small to mid-size businesses throughout Chester County. In keeping with DNB’s goal to match customer business initiatives with products designed to meet their needs, DNB offers a wide variety of fixed and variable rate loans that are priced competitively. DNB serves this market by providing funds for the purchase of business property or ventures, working capital lines, lease financing for equipment and for a variety of other purposes. Net loan and lease growth in the commercial loan and lease portfolios amounted to $18.6 million or 12.2% in 2004.

    As a community bank, DNB also serves consumers by providing home equity and home mortgages, as well as term loans for the purchase of consumer goods. During the current low interest rate environment, there has been a high demand for consumer home equity loan products. DNB has successfully met this demand with a variety of fixed and variable rate home equity loans and lines, secured by first or second liens on the borrowers’ primary residence. At December 31, 2004, consumer loans totaled $43.2 million, up 21.9% from 2003.

    In addition to providing funds to customers, DNB also provides a variety of services to its commercial customers. These services, such as cash management, commercial sweep accounts, internet banking, letters of credit and other lending products, are designed to meet our customer needs and help them become successful. DNB provides these -services to assist its customers in obtaining financing, securing business opportunities, providing access to new resources and managing cash flows.

Deposit Products and Services. DNB’s primary source of funds is derived from customer deposits, which are typically generated by DNB’s nine branch offices. DNB’s deposit base, while highly concentrated in Central Chester County, extends to southern Chester County and into parts of Delaware and Lancaster Counties. In addition, a growing amount of new deposits are being generated through expanded government service offerings and as a part of comprehensive loan or wealth management relationships.

    The majority of DNB’s deposit mix consists of low costing core deposits, (demand, NOW and savings -accounts). The remaining deposits are comprised of rate-sensitive money market and time products. DNB offers tiered savings and money market accounts, designed to attract high dollar, less volatile funds. Certificates of deposit and IRAs are traditionally offered with interest rates commensurate with their terms.

Non-Deposit Products and Services.  DNB offers non-deposit products and services through its subsidiaries under the names “DNB Financial Services” (“DNBFS”) and “DNB Advisors.”

DNB Financial Services. Through a partnership with UVEST Financial Services, DNBFS offers a complete line of investment and insurance products.

•	Fixed & Variable Annuities	•	Defined Benefit Plans
•	401k Rollovers	•	Stocks
•	Self-Directed IRAs	•	Bonds
•	Mutual Funds	•	Full Services Brokerage
•	Long Term Care Insurance	•	529 College Savings Plans
•	Life Insurance	•	Estate Accounts
•	Disability Insurance	•	Trust Services
•	Self Employed Pension (SEP)

DNB Advisors.  DNB Advisors offers a full line of products and services, which includes the following.

•	Investment Management	•	Investment Advisory
•	Estate Settlement	•	Trust Services
•	Custody Services	•	Retirement Planning
•	Safekeeping

IV.  Material Challenges, Risks and Opportunities

A.  Interest Rate Risk Management

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

    The principal objective of the Bank's interest rate risk management is to evaluate the interest rate risk included in certain on and off balance sheet accounts, determine the level of risk appropriate given the Bank's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with approved guidelines. Through such management, the Bank seeks to reduce the vulnerability of its operations to changes in interest rates. The Bank's Asset Liability Committee (the "ALCO") is responsible for reviewing the Bank's asset/liability policies and interest rate risk position and making decisions involving asset liability considerations. The ALCO meets on a monthly basis and reports trends and the Bank's interest rate risk position to the Board of Directors. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Bank.

1.  Net Interest Margin

    DNB’s net interest margin is the ratio of net interest income to average interest-earning assets. Unlike the interest rate spread, which measures the -difference between the rates on earning assets and interest paying liabilities, the net interest margin measures that spread plus the effect of net free funding sources. This is a more meaningful measure of profitability because a bank can have a narrow spread but a high level of -equity and non-interest-bearing deposits, resulting in a good net interest margin. One of the most critical challenges DNB faced from 2000 to 2004 was the impact of historically low interest rates as noted in the table below.

	December 31
	2004	2003	2002	2001	2000

Prime	5.25%	4.00%	4.25%	4.75%	9.00%
Federal funds sold	2.25	1.00	1.25	1.75	6.00
6 month Treasury	2.56	1.00	1.21	1.80	5.06

    Throughout 2003, DNB experienced margin compression (3.13% at December 31, 2003 compared to 3.51% at December 31, 2002). In late 2003, management and the Board of Directors of DNB reviewed the declines in DNB’s net interest margin and in that connection evaluated DNB’s funds management practices to assess the quantity and quality of risk management over interest rate risk and liquidity risk. Based on their review, they determined that the decline in DNB’s net interest margin and the relatively high level of interest rate risk resulted from a number of factors. Those factors included the following: slow loan growth; a dependency on investment portfolio income and a reliance on wholesale borrowings to fund investments; and high levels of cash flow coming from mortgage related products during a historically low interest rate environment. Management and the Board of Directors decided to take the following actions to address the decline in net interest income: improve DNB’s Strategic Plan and related controls to address the net income contribution of the loan portfolio; complete a review of DNB’s Liquidity Policy, as well as its Asset/Liability Management Policy and revise them where necessary; restructure the investment portfolio to mitigate risks of future prepayments; increase monitoring and assessment of leverage strategies; make greater use of available outside resources for -monitoring and managing interest rate risk and asset/liability risks; evaluate asset/liability policies to determine that risk limits are appropriate; and provide for independent periodic evaluation of information and methods used in asset/liability and interest rate risk management.

    The items mentioned above were critical factors in management’s decision to reposition a portion of its investment portfolio to improve earnings. In late 2003 and early 2004, management focused its efforts on positioning the balance sheet for increased rates. In anticipation of higher rates, management attempted to shorten the duration of its investment portfolio and lengthen the maturity of its deposit base. As a result, during the third and fourth quarters of 2003, DNB reduced the size of its investment portfolio by $29.9 million or 14.7% and used the proceeds to pay off $26.0 million of short-term borrowings and fund loan growth. Management continued to shrink its investment portfolio throughout 2004. DNB’s investment portfolio decreased 2.7% to $169.8 million at December 31, 2004 or 38.5% of DNB’s balance sheet, compared to $174.4 million at December 31, 2003 or 42.6% of DNB’s balance sheet.

    In total, DNB’s one-year gap changed to a positive 2.0% at December 31, 2004 from a negative 6.6% at December 31, 2003. These balance sheet changes improved DNB's simulation results and reduced the potential negative impact on the Economic Value of Portfolio Equity.

    As illustrated in the table below, DNB’s net interest margin also improved to 3.44% at December 31, 2004 from 3.13% at December 31, 2003. The increase is attributable to the maturity of higher costing certificates of deposit being replaced with lower costing deposits and repurchase agreements. DNB’s cost on interest-bearing deposits and repurchase agreements declined to 1.06% at December 31, 2004 from 1.35% at December 31, 2003.

    The table below provides, for the periods indicated, information regarding: (i) DNB’s average balance sheet; (ii) the total dollar amounts of interest income from interest-earning assets and the resulting -average yields (tax-exempt yields and yields on agency preferred stock that have a 70% dividend received deduction (“DRD”) have been adjusted to a tax equivalent basis using a 34% tax rate); (iii) the total dollar amounts of interest expense on interest-bearing liabilities and the resulting average costs; (iv) net interest income; (v) net interest rate spread; and (vi) net interest margin. Average balances were calculated based on daily balances. Non-accrual loan balances are included in total loans. Loan fees and costs are included in interest on total loans.

Average Balances, Rates, and Interest Income and Expense
(Dollars in thousands)
	Year Ended December 31
	2004			2003			2002
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning assets:
Investment securities:
Taxable	$150,179	$4,949	3.30%	$159,477	$4,718	2.96%	$138,189	$6,230	4.51%
Tax-exempt	24,422	1,529	6.26	14,696	863	5.87	6,943	472	6.80
Tax-preferred DRD	10,991	362	3.29	13,499	567	4.20	12,064	831	6.59
Total securities	185,592	6,840	3.69	187,672	6,148	3.28	157,736	7,533	4.78
Federal funds sold	4,812	64	1.33	4,012	48	1.20	8,289	136	1.64
Total loans and leases	218,513	13,987	6.40	185,659	13,124	7.07	187,779	14,195	7.56
Total interest-earning assets	408,917	20,891	5.11	377,343	19,320	5.13	353,804	21,864	6.18
Non-interest-earning assets	15,837			22,012			24,995
Total assets	$424,754			$399,355			$378,799
LIABILITIES AND
STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings deposits	$183,283	$1,141	0.62%	$155,562	$1,001	0.64%	$148,165	$1,803	1.22%
Time deposits	68,631	1,534	2.24	80,916	2,201	2.72	94,323	3,639	3.86
Total interest-bearing deposits	251,914	2,675	1.06	236,478	3,202	1.35	242,488	5,442	2.24
Federal funds purchased	858	12	1.42	913	14	1.53	358	7	1.96
Repurchase agreements	11,926	145	1.22	—	—	—	—	—	—-
FHLB advances	77,376	3,626	4.69	83,648	3,842	4.59	63,008	3,581	5.68
Other borrowings	5,870	375	6.38	5,724	363	6.35	5,731	400	6.98
Total interest-bearing liabilities	347,944	6,833	1.96	326,763	7,421	2.27	311,585	9,430	3.03
Demand deposits	49,214			45,762			40,254
Other liabilities	1,886			1,214			1,361
Stockholders’ equity	25,710			25,616			25,599
Total liabilities and
stockholders’ equity	$424,754			$399,355			$378,799
Net interest income		$14,058			$11,899			$12,434
Interest rate spread			3.15%			2.86%			3.15%
Net interest margin			3.44%			3.13%			3.51%

    Although DNB believes that the non-GAAP financial measures included in the Average Balance table above enhance investor’s understanding of DNB’s business and performance, and DNB management uses these non-GAAP financial measures in evaluating DNB’s performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliation of these non-GAAP financial measures to GAAP is presented below.

Year Ended December 31
2004	2003	2002
(Dollars in thousands)	Interest	Yield/Rate	Interest	Yield/Rate	Interest	Yield/Rate
Securities - tax-exempt	$1,009	4.13%	$587	4.00%	$326	4.70%
Tax equivalent adjustments	520		276		146
Securities - tax equivalent yield	1,529	6.26	863	5.87	472	6.80
Securities - tax-preferred	266	2.42	417	3.09	611	4.85
Tax equivalent adjustments	96	150	220
Securities - tax equivalent yield	362	3.29	567	4.20	831	6.59
Loans and leases - tax-exempt	13,945	6.38	—	—	—	—
Tax equivalent adjustments	42		—		—	-
Loans and leases - tax equivalent yield	13,987	6.40	—	—	—	—
Net interest income	13,400		11,473		12,068
Tax equivalent adjustments	658		426		366
Net interest income tax equivalent	$14,058		$11,899		$12,434
Net interest rate spread, no tax adjustment		2.98%		2.74%		3.05%
Net interest margin, no tax adjustment		3.28%		3.04%		3.41%

2. Rate / Volume Analysis

    During 2004, net interest income increased $2.2 million or 18.2% on a tax equivalent basis, to $14.1 million, from $11.9 million in 2003. As shown in the Rate/Volume Analysis below, $2.8 million was related to volume changes mostly attributable to loan and lease growth, which accounted for $2.3 million of the increase. The average balance on loans and leases were $218.5 million at December 31, 2004 compared to $185.7 million at December 31, 2003, representing an increase of $32.9 million, or 17.7%, year-over-year. The $2.8 million increase to net interest income was offset by a $653,000 decrease related to rate changes. Basically, the decline in the yield on interest-earnings assets outpaced the decline in the rate paid on interest-bearing liabilities, which had a negative impact on interest income and was also mostly attributable to the loan and lease portfolio. The tax equivalent yield on loans and leases decreased to 6.39% at in 2004 compared to 7.07% in 2003. The cost of interest-bearing liabilities decreased to 1.96% in 2004 compared to 2.27% in 2003, which had a positive impact on net interest income by $300,000. This was largely attributable to higher costing deposits, such as certificates of deposit, being replaced with lower costing deposits as they matured. The yield on interest-bearing deposits decreased to 1.06% in 2004 compared to 1.35% in 2003.

    During 2003, net interest income decreased $535,000 or 4.3% on a tax equivalent basis, to $11.9 million, from $12.4 million in 2002. As shown in the Rate/Volume Analysis below, the decrease in net interest income during 2003 was largely attributable to rate changes, as the yield on earning assets dropped to a greater degree than the composite cost of funds. The tax equivalent yield on earning assets was 5.1% in 2003 compared to 6.2% in 2002. This decline in yield negatively impacted interest income by $3.5 million. The most notable decrease in interest income occurred in the taxable investment portfolio, where cashflows from maturities and paydowns on mortgage-backed securities and CMOs were reinvested at rates 155 basis points lower than in 2002. Partially offsetting the decline in interest income, lower rates on interest-bearing liabilities benefited net interest income by $2.5 million. Rates on time and savings deposits dropped 114 and 58 basis points, respectively, from 2002. In addition, to fund loan growth and meet liquidity demands, DNB borrowed $20.6 million of short-term funds on average which reduced its non-deposit funding cost 117 basis points to 4.6% in 2003 from 5.77% in 2002. In total, the net impact from changes in rates amounted to a $1.0 million decrease in net interest income. Partially offsetting this negative impact, volume changes in interest-sensitive assets and liabilities contributed to a $476,000 positive income variance. Total average interest-earning assets rose $23.6 million to $377.3 million for 2003, compared to $353.8 million in 2002. Taxable investment securities increased $21.3 million on average during 2003, and tax-free and tax preferred securities increased a combined $8.6 million on average, contributing to a $926,000 increase in interest income. Total average interest-bearing liabilities increased $15.2 million as a result of a $20.6 million increase in FHLB advances and a $6.0 million decline in interest-bearing deposits. Time deposits decreased $13.4 million on average, while savings deposits and Federal funds purchased increased a combined $8.0 million. As a result of these volume changes, interest expense increased $450,000 in 2003 over 2002.

The following tables set forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense for the periods noted (tax-exempt yields and yields on agency-preferred stock that have a 70% dividend received deduction have been adjusted to a tax equivalent basis using a 34% tax rate). For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (i) changes in rate (change in rate multiplied by old volume) and (ii) changes in volume (change in volume multiplied by old rate). The net change attributable to the combined impact of rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

Rate / Volume Analysis
(Dollars in thousands)	2004 Versus 2003			2003 Versus 2002
	Change Due To			Change Due To
	Rate	Volume	Total	Rate	Volume	Total
Interest-earning assets:
Loans and leases	$(1,458)	$2,322	$864	$(912)	$(159)	$(1,071)
Investment securities:
Taxable	506	(275)	231	(2,082)	570	(1,512)
Tax-exempt	95	571	666	(54)	445	391
Tax-preferred DRD	(101)	(105)	(206)	(391)	128	(263)
Federal funds sold	6	10	16	(30)	(58)	(88)
Total	(952)	2,523	1,571	(3,469)	926	(2,543)
Interest-bearing liabilities:
Savings deposits	(38)	178	140	(969)	(468)	(1,437)
Time deposits	(333)	(334)	(667)	(855)	53	(802)
Federal funds purchased	(1)	(1)	(2)	(3)	10	7
Repurchase agreements	—-	145	145	—-	—-	—-
FHLB advances	71	(288)	(217)	(594)	855	261
Other borrowings	2	10-	12	(37)	—-	(37)
Total	(299)	(290)	(589)	(2,458)	450	(2,008)
Net interest income	$(653)	$2,813	$2,160	$(1,011)	$476	$(535)

3. Interest Rate Sensitivity Analysis

    The largest component of DNB’s total income is net interest income, and the majority of DNB’s financial instruments are comprised of interest rate-sensitive assets and liabilities with various terms and maturities. The primary objective of management is to maximize net interest income while minimizing interest rate risk. Interest rate risk is derived from timing differences in the re-pricing of assets and liabilities, loan prepayments, deposit withdrawals, and differences in lending and funding rates. The Asset/Liability Committee (“ALCO”) actively seeks to monitor and control the mix of in-terest rate-sensitive assets and interest rate-sensitive -liabilities.

    One measure of interest rate risk is the gap ratio, which is defined as the difference between the dollar volume of interest-earning assets and interest-bearing liabilities maturing or re-pricing within a specified -period of time as a percentage of total assets. A positive gap results when the volume of interest rate-sensitive assets exceeds that of interest rate-sensitive liabilities within comparable time periods. A negative gap results when the volume of interest rate-sensitive liabilities exceeds that of interest rate-sensitive assets within comparable time periods.

    At -December 31, 2004, DNB’s cumulative one-year gap position was a positive 2.0%, which was within DNB’s +15% to -15% policy guideline.

    Generally, a financial institution with a positive gap position will most likely experience increases in net interest income during periods of rising rates and decreases in net interest income during periods of falling interest rates. The Bank’s ALCO Committee believes that the current gap position will continue to be favorable during the next year, as the economy gains momentum.

    While gap analysis represents a useful asset/liability management tool it does not necessarily indicate the effect of general interest rate movements on DNB’s net interest income, due to discretionary re-pricing of assets and liabilities, and other competitive pressures.

    ALCO continually evaluates interest rate risk management opportunities, including the use of derivative financial instruments. Management believes that hedging instruments currently available are not cost-effective, and therefore, has focused its efforts on increasing DNB’s spread by attracting lower-costing retail deposits and in some instances, borrowing from the FHLB of Pittsburgh.

    DNB reports its callable agency, callable corporate notes and callable municipal investments ($84 million at December 31, 2004) and callable FHLB advances ($47 million at December 31, 2004) at their Option Adjusted Spread (“OAS”) modified duration date, as opposed to the call or maturity date. In management’s opinion, using modified duration dates on callable securities and advances provides a better estimate of the option exercise date under any interest rate environment. The OAS methodology is an approach whereby the likelihood of option exercise takes into account the coupon on the security, the distance to the call date, the maturity date and current interest rate volatility. In addition, prepayment assumptions derived from historical data have been applied to mortgage-related securities, which are included in investments.

    Included in the analysis of the gap position are certain savings and demand accounts, which are less sensitive to fluctuations in interest rates than other interest-bearing sources of funds. In determining the sensitivity of such deposits, management reviews the movement of its deposit rates relative to changes in market rates. The ALCO has estimated that these deposits are approximately 25-90% sensitive to interest rate changes (i.e., if short term rates were to increase 100 basis points, the interest rate on such deposits would increase 25-90 basis points).

    In addition to utilizing the gap ratio for interest rate risk management, the ALCO utilizes simulation analysis, whereby the model estimates the variance in net interest income with a change in interest rates of plus or minus 300 basis points over a twelve-month period. Given today’s rising interest rate environment, our simulation model measures the effect that a 100 through 300 basis point increase in rates or the effect a 100 basis point decline would have on earnings. Recent simulations indicate that net interest income would be within policy guidelines regardless of the direction of market rates.

B.  Liquidity and Market Risk Management

    Liquidity is the ability to meet current and future financial obligations. The Bank further defines liquidity as the ability to respond to deposit outflows as well as maintain flexibility to take advantage of lending and investment opportunities. The Bank’s primary sources of funds are operating earnings, deposits, principal and interest payments on loans, proceeds from loan sales, sales and maturities of mortgage-backed and investment securities, and FHLB advances. The Bank uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, mortgage prepayments, loan and security sales and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition.

    The objective of DNB’s asset/liability management function is to maintain consistent growth in net interest income within DNB’s policy limits. This objective is accomplished through the management of liquidity and interest rate risk, as well as customer offerings of various loan and deposit products. DNB maintains adequate liquidity to meet daily funding requirements, anticipated deposit withdrawals, or asset opportunities in a timely manner. Liquidity is also necessary to meet -obligations during unusual, extraordinary or adverse operating circumstances, while avoiding a significant loss or cost. DNB’s foundation for liquidity is a stable deposit base as well as a marketable investment portfolio that provides cash flow through regular maturities or that can be used for collateral to secure funding in an emergency. As part of its liquidity management, DNB maintains assets, which comprise its primary -liquidity (Federal funds sold, investments and interest-bearing cash balances, less pledged securities), which totaled $106.1 million and $129.8 million as of December 31, 2004 and 2003, respectively. DNB’s primary liquidity ratio (primary liquidity as a percent of assets) was 24% and 32% for the same respective dates.

C.  Credit Risk Management

    DNB defines credit risk as the risk of default by a customer or counter-party. The objective of DNB’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis as well as to limit the risk of loss resulting from an individual customer default. Credit risk is managed through a combination of underwriting, documentation and collection standards. DNB’s credit risk management strategy calls for regular credit examinations and quarterly management reviews of large credit exposures and credits experiencing credit quality deterioration. DNB’s loan review procedures provide objective assessments of the quality of underwriting, documentation, risk grading and charge-off procedures, as well as an assessment of the allowance for credit losses reserve analysis process.

D.  Management of Others Risks

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

E.  Competition

    In addition to the challenges related to the interest rate environment, community banks in Chester County have been experiencing increased competition from large regional and international banks entering DNB’s marketplace through mergers and acquisitions. Competition for loans and deposits has negatively affected DNB’s net interest margin. To compensate for the increased competition, DNB, along with other area community banks, has aggressively sought and marketed customers who have been disenfranchised by these mergers. To attract these customers, DNB has -introduced new deposit products, such as the Partnership banking program, the “Platinum” account, and the Executive and employee package as well as the Business package. In addition, DNB has introduced Market Managers and Personal Bankers to serve the special banking needs of its clients.

V.  Material Trends and Uncertainties

    The industry is experiencing an on-going and widespread trend of consolidation in response to shrinking margins, as well as competitive and economic challenges. In an effort to broaden market share by capitalizing on operational efficiencies, larger institutions have been acquiring smaller regional and -community banks and thrifts. Chester County has -witnessed many recent mergers due to attractive demographics, commercial expansion and other growth indicators. As a result of these factors, the operating environment is very competitive as Chester County hosts over 45 banks, thrifts and credit unions. In addition, brokerage firms, mutual fund companies and boutique investment firms are prevalent, given the county’s attractive demographics. This intense competition continually puts pressures on DNB’s margins and operating results as competitors offer a full range of loan, deposit and investment products and services. In addition, many of these competitors are much larger than DNB and consistently outspend the Bank in marketing to attract new customers and buy market share. DNB anticipates these pressures will continue to adversely affect operating results.

VI.  Recent Developments

A.  Economic Developments

1. National Trends. The most recent Federal Reserve Board report as of December 1, 2004 suggested that the nation’s economy continued to expand during 2004. Eleven of the twelve Federal Reserve Districts reported expanding economic activity. Overall consumer spending was uneven since September 2004, with only a few Districts reporting stronger retail sales and many noting mixed, flat or slower sales. Automobile sales were flat to down across most Districts, and several Districts reported higher dealer inventories than desired. In contrast, manufacturing and service sector activity increased across the country. Residential real estate activity generally remained at high levels, but continued to show signs of cooling in a number of Districts. Nonresidential activity, while still sluggish in many areas, appeared to be turning the corner in several Districts. In the credit markets, business lending was strengthening, but the pace of consumer and mortgage lending was mixed across the country. Contracts in the securities industry reported increased inflows into stock mutual funds and noted a pickup of stock issuance and merger-related activity. Many agricultural producers across the country said they were looking forward to large or record crop production. Energy-related activities remained strong.

2. Local Trends. Business conditions in the Third District (Philadelphia) improved modestly in November 2004. Manufacturers reported increases in orders and shipments. Retailers indicated that sales of general merchandise rose in November compared with October and with November of the previous year. Auto sales have been steady in recent weeks. Banks and other lending institutions reported that overall lending continued on an upward trend, although some noted that residential mortgage refinancing activity has decreased. Sales of new and existing homes have been steady. Commercial real estate vacancy rates have shown little change, but rents continued to decline. Business leaders in the Third District generally expect economic activity in the region to expand at its current pace through the winter. Manufacturers anticipate increases in shipments and orders during the next six months. Bankers believe overall lending will remain on the rise, although they anticipate a slowing in growth of residential mortgage activity. Real estate agents and home builders expect home sales to remain close to the current pact. Contractors in commercial real estate expect the demand for office and industrial space to rise gradually during 2005.

B.  Regulatory Developments

    As a national bank and a publicly traded corporation, DNB has a wide-range of regulatory supervision. Over the past few years the regulatory environment has significantly changed, as bank regulators act to monitor economic pressures while the Federal government acts to monitor corporate activities. Bank regulators have increased their scrutiny of asset/liability management, underwriting and capital policies, while Federal regulators have increased their scrutiny on employee compensation arrangements, stock activity, and insider transactions. To help monitor insider transactions and other areas of concern, Congress enacted the Sarbanes-Oxley Act of 2002, which requires members of the Board of Directors to be more knowledgeable and involved with the Bank, imposes more stringent corporate governance standards on publicly held companies, and prompts more transparent disclosure to investors. Fundamentally, the Sarbanes-Oxley Act of 2002 requires more ownership of, and accountability for, financial -information by the Board and oversight committees. It also requires increased documentation reporting and review by management in all areas of the Bank and the Corporation.

C.  Accounting Developments Affecting DNB

    In December 2003, the FASB issued Revised SFAS No. 132, Employers' Disclosures About Pensions and Other Postretirement Benefits ("SFAS No. 132"). This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by Financial Accounting Standards Board (“FASB”) Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003, except for disclosure of estimated future benefit payments, which become effective for fiscal years ending after June 15, 2004. DNB has complied with the annual disclosure requirements of this statement.

    In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("VIE"), which was issued in January 2003. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of FIN 46R required DNB to deconsolidate DNB Capital Trust I in the first quarter of 2004. The result was an increase in junior subordinated debt of $155,000 and an increase in other assets of $155,000 for the investment in the trust.

    In September 2004, the Emerging Issues Task Force (EITF) issued FASB Staff Position (FSP) EITF Issue No. 03-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The proposed FSP would provide implementation guidance with respect to debt and equity securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of EITF Issue No. 03-1. The Board has directed the FASB staff to delay the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue No. 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The delay of the effective date for paragraphs 10-20 of EITF Issue No. 03-1 will be superseded concurrent with the final issuance of proposed FSP EITF Issue No. 03-1-a, Implication Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The disclosure guidance in paragraphs 21 and 22 of EITF Issue No. 03-1 remains effective.

    For the year-ended December 31 2004, DNB recognized a pre-tax other-than-temporary impairment charge of $2.3 million or 24% of the book value on four agency preferred stock issues totaling $9.98 million. The other-than-temporary impairment charge was recognized due to the negative impact on the market value of these securities caused by the ongoing accounting, management, and regulatory oversight issues confronting Fannie Mae (FNMA) and Freddie Mac (FHLMC). DNB is required to recognize other-than-temporary impairment under guidance provided by FASB115 and the Securities and Exchange Commission (SEC). However, should the securities increase in value, DNB cannot recognize the gain unless it sells the securities. Much of the book value adjustment for this impairment charge had already been recognized through the ongoing mark-to-market of these securities as a reduction in other comprehensive income.

    In March 2004, the FASB issued an exposure draft, Share-Based Payment - An Amendment of Statements No. 123 and 95 that addresses the accounting for equity-based compensation arrangements, including employee stock options. Upon implementation of the changes proposed in this statement, entities would no longer be able to account for equity-based compensation using the intrinsic value method under Opinion No. 25. Entities would be required to measure the cost of employee services received in exchange for awards of equity instruments at the grant date of the award using a fair value based method. The comment period for this proposed statement ended on June 30, 2004. In October 2004, FASB announced that for public entities, this proposed statement would apply prospectively for reporting periods beginning after June 15, 2005 as if all equity-based compensation awards granted, modified or settled after December 15, 1994 had been accounted for using a fair value based method of accounting. See Note 1 to the Financial Statements for DNB's disclosure of the retrospective impact of fair value accounting for stock options. DNB has granted stock options in the past, however, all stock options issued have vested immediately. The adoption of Statement No. 123R, will not have a negative impact on earnings for any options issued prior to June 15, 2005. Effective June 30, 2005, the Company does not anticipate recording expense significantly different than what is presented in Note 1 to the financial statements.

D.  Internal Developments Affecting DNB

1.  Changes in Key Management Positions

    During the fourth quarter of 2004, the Corporation and Bank’s President and Chief Executive Officer, Henry F. Thorne announced his retirement and stepped down from those positions and his directorship of the Bank. The Corporation announced that the Boards of Directors of the Corporation and the Bank had elected William S. Latoff, the current Chairman of the Corporation and Bank, as the Chief Executive Officer of the Corporation and the Bank. It also announced that the Boards of Directors had elected William J. Hieb as President of the Corporation and the Bank. Prior to this announcement, Mr. Hieb had served as Chief Operating Officer of both entities and will continue to do so.

    Mr. Latoff, the new Chief Executive Officer of the Corporation and the Bank, has served on the Board of Directors of the Corporation and the Bank since 1998 and has been their Chairman since 2003. Prior to service with DNB, Mr. Latoff has spent his entire career in finance and financial services fields, including as a certified public accountant and as a director and member of the executive committee of other financial institutions.

    Mr. Hieb, the new President of the Corporation and the Bank, has served as Executive Vice President and Chief Operating Officer of the Corporation and the Bank since April 2003. Prior to joining DNB, he was a Senior Executive with First Union and other financial institutions.

    In late November, Thomas M. Miller, First Executive Vice President joined DNB to head up its Commercial Lending Team. Mr. Miller brings with him 25 years of related banking and financial experience. Most recently, he served as Managing Director and Executive Vice President of Millennium Bank in Malvern, PA from its inception. Previously, Mr. Miller spent eighteen years with Meridian Bank and CoreStates Bank, N.A. following its acquisition of Meridian.

    In addition to these important changes, management is in the process of expanding its lending and support staff to facilitate loan growth as part of its balance sheet restructuring plan. DNB believes that these changes will be integral to achieving its long-term strategic goals.

2.  DNB’s Retail Bank

    In order to support the Bank's five-year strategic plan which calls for strong growth in deposits, loans and fee income, a new position was created in each branch, the Personal Banker. Personal Bankers are all insurance licensed in life and health. Some are also Series 6 and 63 securities license holders. With these licenses and the knowledge that goes with them, these staff members are better equipped to discuss the broad range of their clients' needs and can provide them more tailored financial solutions.

VII.  Critical Accounting Policies and Estimates

    The following discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. Generally accepted accounting principles are complex and require management to apply significant judgment to various accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. Actual results may differ from these estimates under different assumptions or conditions.

    In management’s opinion, the most critical accounting policies and estimates impacting DNB’s consolidated financial statements are listed below. These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. For a complete discussion of DNB’s significant accounting policies, see the footnotes to the Consolidated Financial Statements and discussion throughout this financial review document.

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

Management uses significant estimates to determine the allowance for credit losses. Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB’s control, management’s estimate of the amount necessary to absorb allowance for credit losses and actual credit losses could differ. DNB’s current judgment is that the valuation of the allowance for credit losses remains appropriate at December 31, 2004. For a description of DNB's accounting policies in connection with its allowance for credit losses, see, "Allowance for Credit Losses," in Management's Discussion and Analysis.

2. Realization of deferred income tax items. Estimates of deferred tax assets and deferred tax liabilities make up the asset category titled "net deferred taxes". These estimates involve significant judgments and assumptions by management, which may have a material impact on the carrying value of net deferred tax assets for financial reporting purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance would be established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available. For a more detailed description of these items, refer to Footnote 11 (Federal Income Taxes) to DNB's audited consolidated financial statements for the fiscal year ended December 31, 2004. During 2004, a minimal tax benefit was recognized on the other-than-temporary impairment write-down as such write-down is a potential capital loss for tax purposes for which it is more likely than not, DNB will not have an associated benefit.

3. Other-than temporary impairment of investment securities. FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities states, in part: for individual securities classified as either available-for-sale or held-to-maturity, an enterprise shall determine whether a decline in fair value below the amortized cost basis is other than temporary. For example, if it is probable that the investor will be unable to collect all amounts due according to the contractual terms of a debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security shall be written down to fair value as a new cost basis and the amount of the write-down shall be included in earnings (that is, accounted for as a realized loss). While FASB Statement No. 115 uses a debt security as an example, similar considerations exist for investments in marketable equity securities. Accordingly, judgment is required in determining whether factors exist that indicate that an impairment loss has been incurred at the end of the reporting period. These judgments are based on subjective as well as objective factors, including knowledge and experience about past and current events and assumptions about future events. The following are examples of such factors.

•   Fair value is significantly below cost and the decline is attributable to adverse conditions specifically related to the security or to specific conditions in an industry or in a geographic area, the decline has existed for an extended period of time or Management does not possess both the intent and the ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.
•   The security has been downgraded by a rating agency.
•   The financial condition of the issuer has deteriorated.
•   Dividends have been reduced or eliminated, or scheduled interest payments have not been made.
•   The entity recorded losses from the security subsequent to the end of the reporting period.

VIII.  2004 Financial Results

A. Liquidity

    Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes. DNB’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding. As part of its liquidity management, DNB maintains assets that comprise its primary liquidity, which totaled $106.1 million on December 31, 2004. Primary liquidity includes investments, Federal funds sold, and interest-bearing cash balances, less pledged securities. DNB also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios. In addition, DNB maintains borrowing arrangements with a correspondent bank, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $155.6 million. Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

    As of December 31, 2004, deposits totaled $323.1 million, up $30.7 million from $292.4 million at December 31, 2003. Savings, non-interest-bearing checking and NOW accounts increased $31.3 million, $600,000, and $12.4 million, respectively, while time deposits decreased by $300,000 to $70.1 million and money markets decreased $13.2 million to $42.2 million. There are approximately $49.6 million in certificates of deposit scheduled to mature during the twelve months ending December 31, 2005. At December 31, 2004, DNB has $12.8 million in commitments to fund commercial real estate, construction and land development loans. In addition, there are $6.5 million in un-funded home equity lines of credit and $37.7 million in other unused loan commitments. Management anticipates the majority of these commitments will be funded by means of normal cash flows.

The following table sets forth the composition of DNB’s deposits at the dates indicated.

Deposits by Major Classification
(Dollars in thousands)	December 31
	2004	2003	2002	2001	2000
Non-interest-bearing deposits	$53,402	$52,788	$45,117	$40,355	$38,898
Interest-bearing deposits:
NOW	79,527	67,158	50,400	46,346	44,450
Money market	42,199	55,412	59,457	64,491	59,250
Savings	77,897	46,630	39,569	34,480	29,811
Certificates	53,558	52,611	74,560	90,387	101,794
IRA	16,561	17,837	18,699	17,324	16,588
Total deposits	$323,144	$292,436	$287,802	$293,383	$290,791

B.  Capital Resources and Adequacy

    Stockholders’ equity was $24.7 million at December 31, 2004 compared to $25.4 million at December 31, 2003. The decrease was primarily the result of the repurchase of shares of DNB Financial Corp. common stock and dividends paid to shareholders offset by an increase in accumulated other comprehensive income, cash received on the exercise of stock options and net income.

    Management believes that the Corporation and the Bank have each met the definition of “well capitalized” for regulatory purposes on December 31, 2004. The Bank’s capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of the Corporation’s or the Bank’s overall financial condition or prospects. The Corporation’s capital exceeds the FRB’s minimum lever-age ratio requirements for bank holding companies (see additional discussion in Regulatory Matters - Footnote 17 to DNB’s consolidated financial statements).

    Under federal banking laws and regulations, DNB and the Bank are required to maintain minimum capital as determined by certain regulatory ratios. Capital adequacy for regulatory purposes, and the capital category assigned to an institution by its regulators, may be determinative of an institution’s overall financial condition.

    In addition, the Federal Reserve Bank (the “FRB”) leverage ratio rules require bank holding companies to maintain a minimum level of “primary capital” to total assets of 5.5% and a minimum level of “total capital” to total assets of 6%. For this purpose, (i) “primary capital” includes, among other items, common stock, certain perpetual debt instruments such as eligible Trust Preferred Securities, contingency and other capital reserves, and the allowance for credit losses, (ii) “total capital” includes, among other things, certain subordinated debt, and “total assets” is increased by the allowance for credit losses. DNB’s primary capital ratio and its total capital ratio are both 6.8%. Based on the foregoing, as of December 31, 2004, both DNB and the Bank would be deemed to be “well capitalized” for regulatory purposes.

C.  Results of Operations

1. Summary of Performance

(a)  Summary of Results

    For the year ended December 31, 2004, DNB reported net income of $298,000 or $0.15 per share on a diluted basis compared to $1.4 million or $0.69 per diluted share in 2003. For the year ended December 31, 2002, net income was $2.7 million or $1.33 per share. The decline in 2004 annual results from 2003 was related to two after-tax charges to earnings. The first of these events relates to a $250,000 charge taken in connection with the retirement of DNB’s former President and Chief Executive Officer. The second relates to a $2.3 million other-than-temporary impairment charge taken on Government Agency Securities. The decline in the 2003 annual results from 2002 was due to the continued pressure on DNB’s margin, precipitated by the historically low interest rate environment. The margin was also negatively impacted by $63 million of longer term, higher rate borrowings that could not be prepaid without a penalty.

(b)  Significant Events, Transactions and Economic Changes Affecting Results

    The decline in 2004 annual results from 2003 was related to two after-tax charges to earnings. The first of these events relates to a $250,000 charge taken in connection with the retirement of DNB’s former President and Chief Executive Officer. The second relates to a $2.3 million other-than-temporary impairment charge taken on Government Agency Securities. A minimal tax benefit was recognized on the other-than-temporary impairment write-down as such write-down is a potential capital loss for tax purposes for which it is more likely than not, DNB will not have an associated benefit.

    Regarding the other-than-temporary impairment charge, DNB owns four agency preferred stock issues totaling $9.98 million and recognized pre-tax adjustments totaling $2.3 million or 24% of the book value. The other-than-temporary impairment charges were recognized due to the negative impact on the market value of these securities caused by the ongoing accounting, management, and regulatory oversight issues confronting Fannie Mae (FNMA) and Freddie Mac (FHLMC). DNB is required to recognize other-than-temporary impairment under guidance provided by the Financial Accounting Standards Board (FASB115) and the Securities and Exchange Commission (SEC). However, should the securities increase in value as we expect, DNB cannot recognize the gain unless it sells the securities. Much of the book value adjustment for this impairment charge had been recognized through the ongoing mark-to-market of these securities as a reduction in other comprehensive income.

    The decision to reclassify the unrealized mark-to-market loss on these investment grade securities is a conservative interpretation of current accounting literature and does not reflect the long-term value of these securities that we expect. A good number of regional and community banks have also announced other-than-temporary impairment charges on these very same agency securities. In total, FNMA and FHLMC, both government sponsored agencies, have issued in excess of $13 billion of preferred securities which are widely held by investors across the country.

(c)  Trends and Uncertainties

    The charges mentioned above should not have a negative impact on the future earnings of DNB. Without these two adjustments, 2004 operating earnings doubled 2003’s results. DNB’s core earnings performance, particularly over the last four quarters has been steadily growing and we anticipate delivering strong results to our shareholders in the years ahead. Management believes that taking the impairment charge eliminates uncertainty about the potential future effects of this issue. In addition, management believes that the market value of these securities will improve after the regulators and the SEC have completed their review of accounting practices of FNMA and FHLMC and restated financial information becomes available.

(d)   Material Changes in Results

Please refer to the discussion above in the section titled “Significant Events, Transactions and Economic Changes Affecting Results”.

(e)  Effect of Inflation and Changing Rates

    For detailed discussion of the effects of inflation and changes in rates on DNB’s results, refer to the discussion below on Net Interest Income.

2.  Net Interest Income

    DNB’s earnings performance is primarily dependent upon its level of net interest income, which is the excess of interest income over interest expense. Interest income includes interest earned on loans and leases (net of interest reversals on non-performing loans), investments and Federal funds sold, as well as net loan fee amortization and dividend income. Interest expense includes the interest cost for deposits, FHLB advances, repurchase agreements, Federal funds purchased and other borrowings.

    For the period ending December 31, 2004, DNB’s net interest income increased year-over-year by $1.9 million or 16.8% to $13.4 million. The increase was primarily due to increased levels of interest-earning assets, primarily loans and leases, offset by slightly lower yields. Additionally, DNB’s cost of funds declined to 1.96% in 2004 from 2.27% in 2003, which was primarily due to the interest rate environment and also contributed to the increase in net interest income.

    Interest on loans and leases was $13.9 million for 2004 compared to $13.1 million for 2003. The average balance on loans and leases in 2004 was $218.5 million with an average yield of 6.40% compared to an average balance of $185.7 million with an average yield of 7.07% in 2003. The increase in the average balance is the result of an aggressive calling and marketing effort for commercial and consumer loans. The decrease in yield is primarily the result of the lower interest rate environment.

    Interest and dividends on investment securities was $6.2 million for 2004 compared to $5.7 million for 2003. The average balance on investment securities was $185.6 million with an average yield of 3.69%, compared to $187.7 million with an average yield of 3.28% in 2003. The decrease in the average balance was part of DNB’s strategic plan to reduce the size of its investment portfolio. The increase in yield was primarily due to slower prepayment speeds on mortgage related products, which led to lower levels of premium amortization on such securities.

    Interest on deposits was $2.7 million for 2004 compared to $3.2 million for 2003. The average balance on interest-bearing deposits was $251.9 million with an average yield of 1.06% for 2004 compared to $236.4 million with an average yield of 1.35% for 2003. The increase in average balance was primarily the result of aggressive marketing of deposit relationships in an effort to fund loan and lease growth. The decrease in yield was primarily the result of higher costing time deposits being replaced with lower costing deposits as the time deposits matured.

    Interest on FHLB advances was $3.6 million for 2004 compared to $3.8 million for 2003. The average balance on FHLB advances was $77.4 million with an average rate of 4.69% for 2004 compared to $83.6 million with an average yield of 4.59% for 2003. The decrease in the average balance occurred when these FHLB borrowings were replaced with repurchase agreements, which had an average balance of $11.9 million and an average yield of 1.22% in 2004.

    For the period ending December 31, 2003, net interest income decreased $595,000 or 4.9%, to $11.5 million, from $12.1 million in 2002. The decrease was largely attributable to rate changes, as the yield on earning assets dropped to a greater degree than the composite cost of funds. The yield on earning assets was 5.13% in 2003 compared to 6.18% in 2002. The most notable decrease in interest income occurred in the taxable investment portfolio, where cashflows from maturities and paydowns on mortgage-backed securities and CMOs were reinvested at rates 155 basis points lower than in 2002. Partially offsetting the decline in interest income, lower rates on interest-bearing liabilities benefited net interest income by $2.5 million. Rates on time and savings deposits dropped 114 and 58 basis points, respectively, from 2002. In addition, to fund loan growth and meet liquidity demands, DNB borrowed $20.6 million of short-term funds on average which reduced its non-deposit funding cost 117 basis points to 4.6% in 2003 from 5.77% in 2002. In total, the net impact from changes in rates amounted to a $1.0 million decrease in net interest income. Partially offsetting this negative impact, volume changes in interest-sensitive assets and liabilities contributed to a $476,000 positive income variance. Total average interest-earning assets rose $23.6 million to $377.3 million for 2003, compared to $353.8 million in 2002. Taxable investment securities increased $21.3 million on average during 2003, and tax-free and tax preferred securities increased a combined $8.6 million on average, contributing to a $926,000 increase in interest income. Total average interest-bearing liabilities increased $15.2 million as a result of a $20.6 million increase in FHLB advances and a $6.0 million decline in interest-bearing deposits. Time deposits decreased $13.4 million on average, while savings deposits and Federal funds purchased increased a combined $8.0 million.

3.  Provision for Credit Losses

    To provide for known and inherent losses in the loan and lease portfolio, DNB maintains an allowance for credit losses. There were no provisions for credit losses made during the periods ended December 31, 2004, 2003 and 2002, since management determined the allowance for credit losses was adequate based on its analysis. For a detailed discussion on DNB’s reserving methodology, refer to “Item 1 - Determination of the allowance for credit losses which can be found under Critical Accounting Policies and Estimates”.

4.  Non-Interest Income

    Non-interest income includes service charges on deposit products; fees received in connection with the sale of non-depository products and services, including fiduciary and investment advisory services offered through DNB Advisors; securities brokerage products and services and insurance products and services offered through DNB Financial Services; and other sources of income such as increases in the cash surrender value of Bank Owned Life Insurance (“BOLI”), net gains on sales of investment securities and other real estate owned (“OREO”) properties. In addition, DNB receives fees for cash management, merchant services, debit cards, safe deposit box rentals, check cashing, lockbox services and similar activities.

    For the period ended December 31, 2004, total non-interest income was $591,000, compared to $2.5 million for 2003. The decrease in non-interest income during 2004 was primarily due to the $2.3 million other-than-temporary impairment charge taken on Government Agency Securities, offset by fewer losses recognized on the sale of securities. There were $16,000 of losses in 2004 versus $362,000 of losses in 2003.

    Service charges on deposit accounts increased $80,000 or 6.4% to $1.3 million in 2004 from $1.2 million in 2003. This increase was primarily attributable to non-sufficient funds (“NSF”) fees, which increased $105,000, and was a result of an -increase in the volume of accounts. This increase was offset by a $16,000 decrease in business analysis charges due to higher earnings credit rates in 2004.

    Income from DNB’s Wealth Management Group in 2004 was $633,000, which was relatively consistent to 2003, which was $658,000.

    DNB earns income on its investments in BOLI policies, which DNB maintains on 22 of its officers. During 2004, income from these policies amounted to $208,000 -versus $299,000 in 2003. The decrease in 2004 was due to a one-time taxable stock dividend of $90,000 received from the issuer of a BOLI policy in 2003.

    Losses taken on the sale on investment securities totaled $16,000 for 2004 compared to $362,000 for 2003. The losses in 2004 and 2003 are the result of sales, as part of DNB’s strategic initiative to restructure its balance sheet.

    Other non-interest-income consists of fees from services, such as debit cards, safe deposit box rental income and cash management fees. The income generated from these sources was relatively consistent year over year. Other non-interest income increased $90,000 or 12.8% to $792,000 for 2004 compared to $702,000 for 2003. This increase was primarily due to a $259,000 gain recognized on the sale of land offset by an $86,000 loss taken on the disposal of fixed assets relating to DNB’s name change.

    For the period ended December 31, 2003, total non-interest income was $2.5 million for 2003, compared to $2.6 million for 2002. This decrease in non-interest income was primarily due to a $527,000 decrease in security gains as DNB recognized gains of $165,000 for 2002 compared to $362,000 of losses for 2003. This decrease in non-interest income was offset as follows:

    Service charges on deposit accounts increased $153,000 to $1.2 million in 2003 from $1.1 million in 2002. This increase was primarily attributable to non-sufficient funds (“NSF”) fees, and was a result of an -increase in the volume of accounts.

    Income from DNB’s Wealth Management Group increased by $166,000 to $658,000 in 2003 compared to $492,000 in 2002. This increase was due to commissions on increased sales of annuity and mutual fund products sold by DNB Financial Services.

5.  Non-Interest Expense

    Non-interest expense includes salaries & employee benefits, furniture & equipment, occupancy, -professional & consulting fees as well as marketing, printing & supplies and other less significant expense items.

    For 2004, non-interest expenses increased by $567,000 to $13.2 million, compared to $12.6 million for 2003. This increase was primarily due to a $432,000 increase in compensation costs and a $333,000 increase in marketing costs offset by a $297,000 decrease in furniture and equipment costs. The increase in compensation was related to an increase in full-time equivalent employees, normal merit increases, contributions to DNB's new Profit Sharing Plan as well as a $317,000 charge taken in connection with the retirement of DNB’s former President and Chief Executive Officer. The increase in full-time equivalents is part of DNB’s strategic plan associated with expanding its lending and support staff to facilitate loan growth as part of its balance sheet restructuring plan. DNB believes that these changes will be integral to achieving its long-term strategic goals. The increase in marketing costs was for promoting its new corporate identity as well as substantial expenses for promoting new loan and deposit products. The decrease in furniture and equipment costs was primarily due to a decrease in depreciation expense.

    For 2003, non-interest expenses increased by $1.4 million to $12.6 million compared to $11.3 million for 2003. This increase in non-interest expense was largely due to an increase in salaries and employee benefits, which increased $882,000 or 14.7% year over year. The increase in this category is due largely to the recognition of $368,000 of pension expense for DNB’s defined benefit retirement plan as well as increased expenses for hospitalization and medical costs as a result of higher premiums, more claims and a higher level of full-time employees in 2003, compared to 2002.

6.  Income Taxes

    Income tax expense was $504,000 for 2004, compared to a benefit of $10,000 in 2003 and expense of $728,000 in 2002. DNB’s effective tax rate was 63%, (1%) and 21% for the three years, respectively. The effective tax rate of 63% in 2004 was higher than the statutory rate because no tax benefit was recognized on the $2.3 million other-than-temporary impairment charge taken on Government Agency Securities, partially offset by the effect of tax-exempt income. The effective tax rates for 2003 and 2002 were less than the statutory rate due to the effect of tax exempt income, DNB’s ownership of BOLI policies, and tax credits recognized on a low-income housing limited partnership. The decline in the effective tax rate in 2003 was primarily a result of tax-free income being disproportionately large in comparison to a lower level of pre-tax earnings.

Financial Condition Analysis

1. Investment Securities

    DNB’s investment portfolio consists of US agency securities, mortgage-backed securities issued by US Government agencies, corporate bonds, collateralized mortgage obligations, asset-backed securities, state and municipal securities, agency and bank stocks, certificates of deposit and other bonds and notes. In addition to generating revenue, DNB maintains the investment portfolio to manage interest rate risk, provide liquidity, provide collateral for borrowings and to diversify the credit risk of earning assets. The portfolio is structured to maximize DNB’s net interest income given changes in the economic environment, liquidity position and balance sheet mix.

    Given the nature of the portfolio, and its generally high credit quality, management normally expects to realize all of its investment upon the maturity of such instruments. Management determines the appropriate classification of securities at the time of purchase. Investment securities are classified as: (a) securities held to maturity (“HTM”) based on management’s intent and ability to hold them to maturity; (b) trading account (“TA”) securities that are bought and held principally for the purpose of selling them in the near term; and (c) securities available for sale (“AFS”). DNB does not currently maintain a trading account portfolio.

    Securities classified as AFS include securities that may be sold in response to changes in interest rates, changes in prepayment assumptions, the need to increase regulatory capital or other similar requirements. DNB does not necessarily intend to sell such securities, but has classified them as AFS to provide flexibility to respond to liquidity needs.

    DNB’s investment portfolio (HTM and AFS securities) totaled $169.8 million at December 31, 2004, down 3% from $174.4 million at December 31, 2003. In addition to US Government obligations and mortgage-backed securities, DNB had certain private label CMOs, all of which were rated AAA by Standard & Poor’s. Included in the CMO portfolio, the following securities issued by various financial institutions, were greater than 10% of stockholders’ equity as of December 31st for the year presented. No securities exceeded the guideline in 2004.

	2003
	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Countrywide Alternative Loan Trust	$3,760	$3,805

    The following tables set forth information regarding the composition, stated maturity and average yield of DNB’s investment security portfolio as of the dates indicated (tax-exempt yields and yields on agency-preferred stock that have a 70% dividend received deduction (“DRD”) have been adjusted to a tax equivalent basis using a 34% tax rate). The first two tables do not include amortization or anticipated prepayments on mortgage-backed securities. Callable securities are included at their stated maturity dates.

Investment Maturity Schedule, including Weighted Average Yield
(Dollars in thousands)
	December 31, 2004
	Less than			Over	No Stated
Held to Maturity	1 Year	1-5 Years	5-10 Years	10 Years	Maturity	Total	Yield
US Government agency obligations	$—	$4,721	$2,870	$2,990	$—	$10,581	3.89%
US agency mortgage-backed securities	—	1,347	1,253	857	—	3,457	4.61
Collateralized mortgage obligations	—	—	—	12,753	—	12,753	3.48
State and municipal tax-exempt	—	—	1,492	4,703	—	6,195	5.18
Equity securities	—	—	—	459	4,030	4,489	3.19
Total	$—	$6,068	$5,615	$21,762	$4,030	$37,475	3.95%
Percent of portfolio	—%	16%	15%	58%	11%	100%
Weighted average yield	—%	4.1%	4.4%	3.9%	3.2%	4.0%

	Less than			Over	No Stated
Available for Sale	1 Year	1-5 Years	5-10 Years	10 Years	Maturity	Total	Yield
US Government agency obligations	$1,987	$18,212	$12,358	$—	$—	32,557	3.16%
US agency mortgage-backed securities	—	1,218	1,780	35,370	—	38,368	3.80
Corporate bonds	1,001	5,753	—	9,000	—	15,754	4.28
Collateralized mortgage obligations	—	1,969	3,020	14,564	—	19,553	4.02
State and municipal tax-exempt	—	1,194	348	16,861	—	18,403	6.08
Agency preferred stock	—	—	—	—	7,653	7,653	4.39
Total	$2,988	$28,346	$17,506	$75,795	$7,653	$132,288	4.08%
Percent of portfolio	2%	21%	13%	58%	6%	100%
Weighted average yield	3.5%	3.6%	3.4%	4.4%	2.6%	4.0%

Composition of Investment Securities
(Dollars in thousands)	December 31
	2004		2003
	Held to	Available	Held to	Available
	Maturity	for Sale	Maturity	for Sale
US Treasury	$—	$—	$—	$1,225
US Government agency obligations	10,581	32,557	13,591	22,114
US agency mortgage-backed securities	3,457	38,368	5,770	20,463
Corporate bonds	—	15,754	—	19,502
Collateralized mortgage obligations	12,753	19,553	19,400	31,456
State and municipal tax-exempt	6,195	18,403	6,253	16,552
DRD agency preferred stock	—	7,653	—	12,150
Equity securities	4,489	—	5,328	590
Total	$37,475	$132,288	$50,342	$124,052

In 2004, DNB recorded a $2.3 million other-than-temporary impairment charge taken on Government Agency Securities. DNB owns four agency preferred stock issues totaling $9.98 million and recognized pre-tax other-than temporary impairment charge totaling $2.3 million or 24% of the book value. The other-than-temporary impairment charges were recognized due to the negative impact on the market value of these securities caused by the ongoing accounting, management, and regulatory oversight issues confronting Fannie Mae (FNMA) and Freddie Mac (FHLMC). DNB is required to recognize other-than-temporary impairment under guidance provided by the Financial Accounting Standards Board (FASB115) and the Securities and Exchange Commission (SEC). However, should the securities increase in value, DNB cannot recognize the gain unless it sells the securities. Much of the book value adjustment for this impairment charge had already been recognized through the ongoing mark-to-market of these securities as a reduction in other comprehensive income.

2. Loans and Lease Portfolio

    DNB’s loan and lease portfolio consists primarily of commercial and residential real estate loans, commercial loans and lines of credit (including commercial construction), commercial leases and consumer loans. The portfolio provides a stable source of interest income, monthly amortization of principal and, in the case of adjustable rate loans, re-pricing opportunities.

    Net loans and leases were $228.1 million at December 31, 2004, up $29.1 million or 14.6% from 2003. Commercial loans increased $9.0 million or 16.5% to $63.6 million, commercial leases increased $10.9 million or 128.8% to $19.3 million, residential mortgage loans increased $2.6 million or 16.4% to $18.7 million and consumer loans increased $7.8 million or 21.9% to $43.2 million. These increases were partially offset by decreases in commercial mortgage loans of $1.2 million or 1.4% to $87.8 million. The increase in the commercial loans and leases continues to reflect DNB’s commitment to commercial and residential development in Chester County and northern Delaware. In 2003, the decrease in the residential mortgage portfolio was the result of the low interest rate environment, which prompted many of DNB’s customers to refinance their first and second mortgages.

    The following table sets forth information concerning the composition of total loans outstanding, net of the allowance for credit losses, as of the dates indicated.

Total Loan and Lease Outstanding, Net of Allowance for Credit Losses
(Dollars in thousands)	December 31
	2004	2003	2002	2001	2000
Residential mortgage	$18,677	$16,048	$26,120	$39,298	$43,227
Commercial mortgage	87,795	89,027	83,322	70,282	67,302
Commercial	63,595	54,587	48,151	42,081	41,000
Commercial Leases	19,300	8,434	1,285	65	—
Consumer	43,210	35,457	28,707	34,324	39,672
Total loans and leases	232,577	203,553	187,585	186,050	191,201
Less allowance for credit losses	(4,436)	(4,559)	(4,546)	(4,809)	(4,917)
Net loans and leases	$228,141	$198,994	$183,039	$181,241	$186,284

The following table sets forth information concerning the contractual maturities of the loan -portfolio, net of unearned income and fees. For amor-tizing loans, scheduled repayments for the matur-ity category in which the payment is due are not reflected below, because such information is not readily available.

Loan and Lease Maturities	December 31, 2004
(Dollars in thousands)	Less than 1 Year	1-5 Years	Over 5 Years	Total
Residential mortgage	$9,908	$1,306	$7,463	$18,677
Commercial mortgage	799	25,164	61,832	87,795
Commercial term	38,490	22,074	3,031	63,595
Commercial lease	542	17,643	1,115	19,300
Consumer	734	23,328	19,148	43,210
Total loans and leases	50,473	89,515	92,589	232,577

Loans and leases with fixed interest rates	6,711	46,523	57,137	110,371
Loans and leases with variable interest rates	43,762	42,992	35,452	122,206
Total loans and leases	$50,473	$89,515	$92,589	$232,577

3. Non-Performing Assets

    Total non-performing assets decreased $2.6 million to $425,000 at December 31, 2004, compared to $3.0 million and $3.9 million at December 31, 2003 and 2002, respectively. The decrease in 2004 was attributable to the payoff of four loans totaling $2.1 million and the pay-down of eight loans that were placed on non-accrual in accordance with DNB’s policy, as set forth below. As a result of the decrease in non-performing loans, the allowance to non-performing loans ratio has improved from 150.5% in 2003 to 1,043.8% in 2004. To a large degree, this has been the result of the favorable low interest rate environment, as many of the non-performing loans were refinanced outside of the Bank. However, DNB has a significant level of commercial and commercial real estate loans and continues to work diligently to improve asset quality and position itself for possible economic downturns by tightening underwriting standards and improving lending policies and procedures. Non-performing assets have, and will continue to have, an -impact on earnings, therefore management intends to continue working aggressively to reduce the level of such assets.

    Non-performing assets are comprised of non-accrual loans, loans delinquent over ninety days and still accruing, troubled debt restructurings (“TDRs”) and other real estate owned (“OREO”). Non-accrual loans are loans on which the accrual of interest ceases when the collection of principal or interest payments is determined to be doubtful by management. It is the policy of DNB to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier, if considered prudent. Interest received on such loans is applied to the principal balance, or may in some instances, be recognized as income on a cash basis. OREO includes both real estate obtained as a result of, or in lieu of, foreclosure. Any significant change in the level of non-performing assets is dependent, to a large extent, on the economic climate within DNB’s market area.

    DNB’s Special Assets Committee monitors the performance of the loan portfolio to identify potential problem assets on a timely basis. Committee members meet to design, implement and review asset recovery strategies, which serve to maximize the recovery of each troubled asset. As of December 31, 2004, DNB had $3.6 million of loans, which, although performing at that date, are believed to require increased supervision and review; and may, depending on the economic environment and other factors, become non-performing assets in future periods. The amount of such loans at December 31, 2003 was $766,000. The majority of the loans are secured by commercial real estate, with lesser amounts being secured by residential real estate, inventory and receivables.

    The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, (iii) troubled debt restructurings other than those included in items (i) and (ii), and (iv) OREO as a result of foreclosure or voluntary transfer to DNB.

Non-Performing Assets
(Dollars in thousands)
	December 31
	2004	2003	2002	2001	2000
Non-accrual loans:
Residential mortgage	$117	$165	$285	$224	$137
Commercial mortgage	25	2,142	1,057	567	157
Commercial	231	233	1,758	1,964	573
Consumer	16	16	254	301	317
Total non-accrual loans	389	2,556	3,354	3,056	1,184
Loans 90 days past due and still accruing	36	472	514	155	609
Troubled debt restructurings	—	—	—	—	40
Total non-performing loans	425	3,028	3,868	3,211	1,833
Other real estate owned	—	—	—	—	183
Total non-performing assets	$425	$3,028	$3,868	$3,211	$2,016
Asset quality ratios:
Non-performing loans to total loans	0.2%	1.5%	2.1%	1.7%	1.0%
Non-performing assets to total assets	0.1	0.7	1.0	0.8	0.6
Allowance for credit losses to:
Total loans and leases	1.9	2.2	2.4	2.6	2.6
Non-performing loans and leases	1,043.8	150.5	117.5	149.8	268.1

4. Allowance for Credit Losses

    To provide for known and inherent losses in the loan and lease portfolios, DNB maintains an allowance for credit losses. Provisions for credit losses are charged against income to increase the allowance when necessary. Loan and lease losses are charged directly against the allowance and recoveries on previously charged-off loans and leases are added to the allowance. In establishing its allowance for credit losses, management considers the size and risk exposure of each segment of the loan and lease portfolio, past loss experience, present indicators of risk such as delinquency rates, levels of non-accruals, the potential for losses in future periods, and other relevant factors. Management's evaluation of the loan and lease portfolio generally includes reviews, on a sample basis, of individual borrowers regardless of size and reviews of problem borrowers of $100,000 or greater. Consideration is also given to examinations performed by regulatory agencies, primarily the Office of the Comptroller of the Currency ("OCC").

    In establishing and reviewing the allowance for adequacy, Management establishes the allowance for credit losses in accordance with generally accepted accounting principles in the United States and the guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin 102 (SAB 102). Its methodology for assessing the appropriateness of the allowance consists of several key elements which include: specific allowances for identified problem loans; formula allowances for commercial and commercial real estate loans; and allowances for pooled homogenous loans. As a result, management has taken into consideration factors and variables which may influence the risk of loss within the loan portfolio, including: (i) trends in delinquency and non-accrual loans; (ii) changes in the nature and volume of the loan portfolio; (iii) effects of any changes in lending policies; (iv) experience, ability, and depth of management/quality of loan review; (v) national and local economic trends and conditions; (vi) concentrations of credit; and (vii) effect of external factors on estimated credit losses. The unallocated portion of the allowance is intended to provide for probable losses that are not otherwise identifiable using qualitative factors such as (i) the effect of expansion into new markets or lines of business that are not as familiar as DNB's current market or business lines; (ii) the risk that the information we receive from our borrowers is inaccurate or misleading and (iii) the non-quantifiable impact that a terrorist action or threat of action may have on a particular industry. In addition, DNB reviews historical loss experience for the commercial real estate, commercial, residential real estate, home equity and consumer installment loan pools to determine a historical loss factor. The historical loss factors are then applied to the current portfolio balances to determine the required reserve percentage for each loan pool based on risk rating. In addition, specific allocations are established for loans and leases where loss is probable and reasonably identifiable, based on management's judgment and an evaluation of the individual credit, which includes various factors mentioned above.

    DNB’s percentage of allowance for credit losses to total loans and leases was 1.91% at December 31, 2004 compared to 2.24% and 2.42% for the years ended December 31, 2003 and 2002, respectively. There were no provisions made during these years since management determined the allowance for credit losses was adequate and provided for known and inherent credit losses. DNB anticipates that provisions will need to be made in 2005 to cover loan and lease growth.

    Net charge-offs were $123,000 in 2004 compared to net recoveries of $13,000 in 2003, and net charge-offs of $263,000 in 2002. The percentage of net recoveries (charge-offs) to total average loans and leases was (0.06%), 0.1% and (0.14%) during the same respective periods.

    The portfolio continues to have a concentration of credits backed by real estate totaling approximately 32%. However, this percentage continues to decline as a result of growth in other areas of the portfolio. As a result of the significant growth and specific allocations, the unallocated portion of the reserve dropped to $501,000 in 2004 from $574,000 in 2003.

Analysis of Allowance for Credit Losses
(Dollars in thousands)	Year Ended December 31
	2004	2003	2002	2001	2000
Beginning balance	$4,559	$4,546	$4,809	$4,917	$5,085
Provisions	—	—	—	—	—
Loans charged off:
Real estate	—	(10)	—	(209)	(138)
Commercial	(8)	(302)	(221)	(66)	(65)
Leases	(75)	—	—	—	—
Consumer	(105)	(14)	(89)	(9)	(21)
Total charged off	(188)	(326)	(310)	(284)	(224)
Recoveries:
Real estate	16	111	18	132	13
Commercial	14	220	18	36	33
Leases	—	—	—	—	—
Consumer	35	8	11	8	10
Total recoveries	65	339	47	176	56
Ending balance	$4,436	$4,559	$4,546	$4,809	$4,917

The following table sets forth the composition of DNB’s allowance for credit losses at the dates indicated.

Composition of Allowance for Credit Losses
(Dollars in thousands)
	December 31
	2004		2003		2002		2001		2000

		Percent of		Percent of		Percent of		Percent of		Percent of
		Loan Type		Loan Type		Loan Type		Loan Type		Loan Type
	Amount	to Total Loans	Amount	to Total Loans	Amount	to Total Loans	Amount	to Total Loans	Amount	to Total Loans
Real estate	$1,033	46%	$1,495	51%	$1,598	58%	$1,685	59%	$1,449	58%
Commercial*	1,640	27	1,752	27	1,943	26	1,609	23	1,555	21
Leases	952	8	450	4	77	1	—	—	—	—
Consumer	310	19	288	18	331	15	145	18	270	21
Unallocated	501	—	574	—	597	—	1,370	—	1,643	—
Total	$4,436	100%	$4,559	100%	$4,546	100%	$4,809	100%	$4,917	100%

*Includes commercial construction

5. Certain Regulatory Matters

    Dividends payable to the Corporation by the Bank are subject to certain regulatory limitations. Under normal circumstances, the payment of dividends in any year without regulatory permission is limited to the net profits (as defined for regulatory purposes) for that year, plus the retained net profits for the preceding two calendar years. The sum of these items amounted to $2.2 million for the year ended December 31, 2004.

    The FDIC has authority to reduce federal deposit insurance assessment rates whenever the ratio of its reserves to insured deposits is equal to or greater than 1.25% (the “Designated Reserve Ratio”), and to increase deposit insurance assessments whenever that ratio is less than 1.25%. The reserve ratio for the Bank Insurance Fund, the FDIC fund that insures that Bank’s deposits (“BIF”) stood at 1.32% as of September 30, 2004. Under the current system, when the reserve ratio falls below the 1.25% DRR, the FDIC must either charge sufficient premiums to restore the reserve ratio to the DRR within one year, or no less than 23 basis points if the reserve ratio remains below 1.25% for more than one year. In prior related announcements, the FDIC has emphasized that in today’s economic climate, predictions are difficult and actual outcomes have the potential to deviate significantly from expected or most likely outcomes, both for the economy generally and for individual companies. If additional deposit insurance premiums were assessed in future years, they would reduce the earnings and profitability of DNB. Bank management cannot predict whether the BIF reserve level will remain above the Designated Reserve Ratio of 1.25%, or, if it does not, what assessment rate the FDIC might impose in future periods.

    Please refer to Footnote 17 to DNB’s Consolidated Financial Statements on page 57 of this report for a table that summarizes required capital ratios and the corresponding regulatory capital positions of DNB and the Bank at December 31, 2004.

6. Off Balance Sheet Arrangements

    In the normal course of business, various commitments and contingent liabilities are outstanding, such as guarantees and commitments to extend credit, borrow money or act in a fiduciary capacity, which are not reflected in the consolidated financial statements. Management does not anticipate any significant losses as a result of these commitments.

    DNB had outstanding stand-by letters of credit totalling $6.5 million and unfunded loan and lines of credit commitments totalling $37.4 million at December 31, 2004. Of the $37.4 million, $35.1 million was for variable rate loans and $2.3 million was for fixed rate loans.

    These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet. The exposure to credit loss, in the event of non-performance by the party to the financial instrument for commitments to extend credit and stand-by letters of credit, is represented by the contractual amount. Management uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. DNB evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if any, obtained upon the extension of credit, usually consists of real estate, but may include securities, property or other assets.

    Stand-by letters of credit are conditional commitments issued by DNB to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risks involved in issuing letters of credit are essentially the same as those involved in extending loan facilities to customers. DNB holds various collateral to support these commitments.

    DNB maintains borrowing arrangements with a correspondent bank and the FHLB of Pittsburgh, as well as access to the discount window at the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $155.6 million.

    Approximately $91.6 million in assets are held by DNB Advisors in a fiduciary or agency capacity. These assets are not assets of DNB, and are not included in the consolidated financial statements.

    The following table sets forth DNB’s known contractual obligations as of December 31, 2004.

	Payments Due by Period
		Less than	1-3	3-5	More than
(Dollars in thousands)	Total	1 Year	Years	Years	5 Years
Contractual Obligations
FHLB advances	$61,650	$7,800	$6,850	$9,000	$38,000
Repurchase agreements	23,127	23,127	—	—	—
Capital lease obligations	711	10	26	34	641
Operating lease obligations	788	144	288	288	68
Junior subordinated debentures	5,155	—	—	—	5,155
Total	$91,431	$31,081	$7,164	$9,322	$43,864

	Expiration by Period

		Less than	1-3	3-5	More than
(Dollars in thousands)	Total	1 Year	Years	Years	5 Years
Off Balance Sheet Obligations
Commitments to extend credit	$30,962	$25,315	$4,565	$857	$226
Letters of credit	6,486	1,045	5,441	—	—
Total	$37,448	$26,360	$10,005	$857	$226

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

    To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes Modified Duration of Equity and Economic Value of Portfolio Equity (“EVPE”) models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVPE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different if rates change. Results falling outside prescribed ranges require action by management. At December 31, 2004 and 2003, DNB’s variance in the economic value of equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the tables below. At December 31, 2004 and 2003, DNB’s change as a percentage of the present value of equity with a 200 basis point rise was negative 10.9% and 19.3%, respectively and a 200 basis point decline was negative 18.1% and 11.7%, all within DNB’s policy guideline of 25%.

	December 31, 2004					December 31, 2003
Change in rates	Flat	-200bp		+200bp		Flat	-200bp		+200 bp
EVPE	$40,712	$33,327		$36,297		$33,915	$29,953		$27,357
Change		(7,385)		(4,415)			(3,691)		(6,557)
Change as a % of assets		(1.7%	)	(1.0%	)		(1.0%	)	(1.6%	)
Change as a % of PV equity		(18.1%	)	(10.9%	)		(11.7%	)	(19.3%	)

Item 8. Financial Statements and Supplementary Data

DNB Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition
(Dollars in thousands)
	December 31
	2004	2003
Assets
Cash and due from banks	$9,535	$10,283
Federal funds sold	14,586	5,299
Cash and cash equivalents	24,121	15,582
AFS Investment securities, at market value	132,288	124,052
HTM Investment securities (market value $37,095 in 2004
and $49,706 in 2003)	37,475	50,342
Loans and leases	232,577	203,553
Allowance for credit losses	(4,436)	(4,559)
Net loans	228,141	198,994
Office property and equipment	7,186	7,604
Accrued interest receivable	1,772	1,744
Bank owned life insurance	6,295	5,937
Net deferred taxes	950	1,322
Other assets	2,831	3,436
Total assets	$441,059	$409,013
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$53,402	$52,788
Interest-bearing deposits:
NOW	79,527	67,158
Money market	42,199	55,412
Savings	77,897	46,630
Time	70,119	70,448
Total deposits	323,144	292,436
FHLB advances	61,650	83,000
Repurchase agreements	23,127	—
Other borrowings	5,866	5,720
Accrued interest payable	923	900
Other liabilities	1,611	1,585
Total liabilities	416,321	383,641
Commitments and contingencies (Note 15)
Stockholders’ Equity
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 10,000,000 shares authorized; 2,170,237 and 2,041,079 issued, respectively	2,170	2,041
Treasury stock, at cost; 202,852 and 140,431 shares, respectively	(4,488)	(3,097)
Surplus	29,388	26,373
(Accumulated deficit) retained earnings	(2,273)	1,092
Accumulated other comprehensive loss, net	(59)	(1,037)
Total stockholders’ equity	24,738	25,372
Total liabilities and stockholders’ equity	$441,059	$409,013
See accompanying notes to consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Operations
(Dollars in thousands)
	Year Ended December 31
	2004	2003	2002
Interest Income:
Interest and fees on loans	$13,945	$13,124	$14,195
Interest and dividends on investment securities:
Taxable	4,949	4,718	6,230
Exempt from Federal taxes	1,009	587	326
Tax-preferred DRD	266	417	611
Interest on Federal funds sold	64	48	136
Total interest income	20,233	18,894	21,498
Interest Expense:
Interest on NOW, money market and savings	1,141	1,001	1,803
Interest on time deposits	1,534	2,201	3,639
Interest on FHLB advances	3,626	3,842	3,581
Interest on repurchase agreements	145	—	—
Interest on other borrowings	387	377	407
Total interest expense	6,833	7,421	9,430
Net interest income	13,400	11,473	12,068
Provision for credit losses	—	—	—
Net interest income after provision for credit losses	13,400	11,473	12,068
Non-interest Income:
Service charges	1,323	1,243	1,090
Wealth management	633	658	492
Increase in cash surrender value of BOLI	208	299	224
Other-than-temporary impairment charge	(2,349)	—	—
Net (losses) gains on sales of available for sale securities	(16)	(362)	165
Gain on sale of land	259	—	—
Other	533	702	674
Total non-interest income	591	2,540	2,645
Non-interest Expense:
Salaries and employee benefits	7,320	6,888	6,006
Furniture and equipment	1,204	1,501	1,304
Occupancy	868	856	845
Professional and consulting	823	819	688
Marketing	638	305	435
Printing and supplies	342	325	282
Other	1,994	1,928	1,697
Total non-interest expense	13,189	12,622	11,257
Income before income taxes	802	1,391	3,456
Income tax expense (benefit)	504	(10)	728
Net Income	$298	$1,401	$2,728
Earnings per share:
Basic	$0.15	$0.70	$1.35
Diluted	0.15	0.69	1.33
Cash dividends per share	$0.50	$0.48	$0.45
Weighted average common shares outstanding:
Basic	1,980,325	1,995,231	2,016,009
Diluted	2,011,812	2,044,543	2,044,536
See accompanying notes to consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(Dollars in thousands)						Accumulated
						Other
						Comprehensive
	Comprehensive	Common	Treasury		Retained	Income
	Income	Stock	Stock	Surplus	Earnings	(Loss)	Total
Balance at January 1, 2002		$1,786	$(266)	$21,292	$3,235	$(759)	$25,288
Comprehensive Income:
Net income	$2,728	—	—	—	2,728	—	2,728
Other comprehensive income,
net of tax, relating to net
unrealized gains on investments	166	—	—	—	—	166	166
Total comprehensive income	2,894
Cash dividends	—	—	—	(904)	—	(904)
Issuance of stock dividends		86	—	1,782	(1,868)	—	—
Purchase of treasury stock		—	(1,421)	—	—	—	(1,421)
Cash payment for fractional shares		—	—	—	(7)	—	(7)
Exercise of stock options		30	—	328	—	—	358
Balance at December 31, 2002		1,902	(1,687)	23,402	3,184	(593)	26,208
Comprehensive Income:
Net income	$1,401	—	—	—	1,401	—	1,401
Other comprehensive income,
net of tax, relating to net
unrealized losses on investments	(444)	—	—	—	—	(444)	(444)
Total comprehensive income	957
Cash dividends		—	—	—	(941)	—	(941)
Issuance of stock dividends		97	(195)	2,642	(2,544)	—	—
Purchase of treasury shares		—	(1,215)	—	—	—	(1,215)
Cash payment for fractional shares		—	—	—	(8)	—	(8)
Exercise of stock options		42	—	329	—	—	371
Balance at December 31, 2003		2,041	(3,097)	26,373	1,092	(1,037)	25,372
Comprehensive Income:
Net income	$298	—	—	—	298	—	298
Other comprehensive income,
net of tax, relating to net
unrealized gains on investments	89	—	—	—	—	89	89
Reclass for other-than-temporary
impairment charge		—	—	—	—	889	889
Total comprehensive income	387
Cash dividends		—	—	—	(981)	—	(981)
Issuance of stock dividends		103	—	2,570	(2,673)	—	—
Purchase of treasury shares		—	(1,391)	—	—	—	(1,391)
Cash payment for fractional shares		—	—	—	(9)	—	(9)
Exercise of stock options		26	—	445	—	—	471
Balance at December 31, 2004		$2,170	$(4,488)	$29,388	$(2,273)	$(59)	$24,738
See accompanying notes to consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Dollars in thousands)
	Year Ended December 31
	2004	2003	2002
Cash Flows From Operating Activities:
Net income	$298	$1,401	$2,728
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation, amortization and accretion	1,498	3,162	2,258
Net loss (gain) on sale of securities	16	362	(165)
Gain on sale of land	259	—	—
Loss on other-than-temporary impairment	2,349	—	—
(Increase) decrease in interest receivable	(28)	146	340
Decrease (increase) in other assets	760	(410)	1,706
Increase in investment in BOLI	(358)	(360)	(374)
Increase (decrease) in interest payable	23	(264)	(291)
(Decrease) increase in current taxes payable	(480)	140	(338)
(Increase) decrease in deferred tax benefit	(131)	(114)	152
Increase in other liabilities	505	979	126
Net Cash Provided By Operating Activities	4,711	5,042	6,142
Cash Flows From Investing Activities:
Proceeds from maturities and paydowns - AFS securities	49,245	69,813	51,723
Proceeds from maturities and paydowns - HTM securities	12,625	20,793	32,547
Purchase of AFS securities	(68,251)	(107,315)	(79,187)
Purchase of HTM securities	—	(49,122)	(22,207)
Proceeds from sale of AFS - securities	9,469	48,066	25,107
Net increase in loans and leases	(29,147)	(15,955)	(1,798)
Proceeds from the sale of property and equipment	518	—	—
Purchase of bank property and equipment	(1,197)	(543)	(1,306)
Net Cash (Used) Provided By Investing Activities	(26,738)	(34,263)	4,879
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	30,708	4,634	(5,581)
(Decrease) increase in FHLB advances	(21,350)	20,000	—
Proceeds from short term repurchase agreements	23,127	—	—
Decrease in lease obligations	(9)	(8)	(7)
Dividends paid	(990)	(949)	(911)
Proceeds from issuance of stock under stock option plan	471	317	295
Purchase of treasury stock	(1,391)	(1,215)	(1,421)
Net Cash Provided (Used) By Financing Activities	30,566	22,779	(7,625)
Net Change in Cash and Cash Equivalents	8,539	(6,442)	3,396
Cash and Cash Equivalents at Beginning of Period	15,582	22,024	18,628
Cash and Cash Equivalents at End of Period	$24,121	$15,582	$22,024
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$6,810	$7,685	$9,721
Income taxes	458	166	838
Supplemental Disclosure of Non-cash Flow Information:
Change in unrealized gains (losses) on AFS securities	$1,482	$(672)	$247
Change in deferred taxes due to change in unrealized
losses on AFS securities	(504)	(228)	(81)
Tax benefit of exercised stock options	64	56	63
Increase in junior subordinated debentures	155	—	—

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1) SUMMARY OF SIGNIFICANT -ACCOUNTING POLICIES

    DNB Financial Corporation (the “Corporation” or “DNB”) through its wholly owned subsidiary, DNB First, NA (the “Bank”) formerly Downingtown National Bank, has been serving individuals and small to medium sized businesses of Chester County, Pennsylvania since 1861. DNB Capital Trust I (the “Trust”) is a special purpose Delaware business trust (see additional discussion in Junior Subordinated Debentures-Footnote 9). The Bank is a locally managed commercial bank providing personal and commercial loans and deposit products, in addition to investment and trust services from nine community offices. The Bank encounters vigorous competition for market share from commercial banks, thrift institutions, credit unions and other financial intermediaries.

    The consolidated financial statements of DNB and its subsidiary, the Bank, which together are managed as a single operating segment, are prepared in accordance with generally accepted accounting principles applicable to the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and affect revenues and expenses for the period. Actual results could differ significantly from those estimates.

    The more significant accounting policies are summarized below. Prior period amounts not affecting net income are reclassified when necessary to conform with current year classifications.

    Principles of Consolidation — The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, the Bank. All significant inter-company transactions have been eliminated.

    Cash and Due From Banks — DNB is required to maintain certain daily reserve balances in accordance with Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements for the years ended December 31, 2004 and 2003 was approximately $207,000 and $50,000, respectively.

    Investment Securities — Investment securities are classified and accounted for as follows:

    Held-To-Maturity (“HTM”) — includes debt and non-readily marketable equity securities that DNB has the positive intent and ability to hold to maturity. Debt securities are reported at cost, adjusted for amortization of premiums and accretion of discounts. Non-readily marketable equity securities are carried at cost, which approximates liquidation value.

    Trading Account (“TA”) — includes securities that are generally held for a short term in anticipation of market gains. Such securities would be carried at fair value with realized and unrealized gains and losses on trading account securities included in the statement of operations. DNB did not have any securities classified as TA during 2004, 2003, or 2002.

    Available-For-Sale (“AFS”) — includes debt and equity securities not classified as HTM or TA securities. Securities classified as AFS are securities that DNB intends to hold for an indefinite period of time, but not necessarily to maturity. Such securities are reported at fair value, with unrealized holding gains and losses excluded from earnings and reported, net of tax (if applicable), as a separate component of stockholders’ equity. Realized gains and losses on the sale of AFS securities are computed on the basis of specific identification of the adjusted cost of each security.

    Amortization of premiums and accretion of discounts for all types of securities are computed using a method approximating a level-yield basis.

    Loans and Leases — Loans and leases are stated net of unearned discounts, unamortized net loan origination fees and the allowance for credit losses. Interest income is recognized on an accrual basis. The accrual of interest on loans and leases is generally discontinued when loans become 90 days past due or earlier when, in management’s judgment, it is determined that a reasonable doubt exists as to its collectibility. When a loan or lease is placed on non-accrual, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Additional interest payments on such loans or leases are applied to principal or recognized to income on a cash basis. A non-accrual loan or lease may be restored to accrual status when management expects to collect all contractual principal and interest due and the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms.

    Deferred Loan Fees and Costs  — Loan origination and commitment fees and related direct-loan origination costs of completed loans are deferred and accreted to income as a yield adjustment over the life of the loan using the level-yield method. The accretion to income is discontinued when a loan is placed on non-accrual status. When a loan is paid off, any unamortized net deferred fee balance is credited to income. When a loan is sold, any unamortized net deferred fee balance is considered in the calculation of gain or loss.

    Allowance for Credit Losses — The allowance for credit losses (“allowance”) is based on a periodic evaluation of the portfolio and is maintained at a level that represents management’s best estimate of known and inherent losses in the portfolio. Management considers a variety of factors when establishing the allowance, recognizing that an inherent risk of loss always exists in the lending process. Consideration is given to the impact of current economic conditions, diversification of the loan portfolio, historical loss experience, delinquency statistics, results of detailed loan reviews, borrowers’ financial and managerial strengths, the adequacy of underlying collateral, and other relevant factors. While management utilizes the latest available information to determine the likelihood for losses on loans, future additions to the allowance may be necessary based on changes in economic conditions as well as adverse changes in the financial condition of borrowers. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance. Such agencies may require DNB to recognize additions to the allowance based on their judgments of information available to them at the time of their examination. The allowance is increased by the provision for credit losses, which is charged to operations. Loan and lease losses are charged directly against the allowance and recoveries on previously charged-off loans or leases are added to the allowance.

    For purposes of applying the measurement criteria for impaired loans, DNB excludes large groups of smaller-balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans, as well as commercial loans with balances less than $100,000. For applicable loans, management evaluates the need for impairment recognition when a loan becomes non-accrual, or earlier, if based on an assessment of the relevant facts and circumstances, it is probable that DNB will be unable to collect all proceeds due according to the contractual terms of the loan agreement. DNB’s policy for the recognition of interest income on impaired loans is the same as for non-accrual loans. Impairment is charged to the allowance when management determines that foreclosure is probable or the fair value of the collateral is less than the recorded investment of the impaired loan.

    Other Real Estate Owned — Other real estate owned (“OREO”) consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties classified as OREO are reported at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the properties are capitalized and costs relating to holding the properties are charged to expense. DNB did not have any OREO at December 31, 2004 or December 31, 2003.

    Office Properties and Equipment — Office properties and equipment are recorded at cost. Depreciation is computed using the straight-line method over the expected useful lives of the assets. The costs of maintenance and repairs are expensed as they are incurred; renewals and betterments are capitalized. All long-lived assets are reviewed for impairment, based on the fair value of the asset. In addition, long-lived assets to be disposed of are generally reported at the lower of carrying amount or fair value, less costs to sell. Gains or losses on disposition of premises and equipment are reflected in operations.

    Other Assets - Financing costs related to the issuance of the junior subordinated debentures are being amortized over the life of the debentures and are included in other assets.

    Federal Income Taxes — DNB accounts for income taxes in accordance with the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. The Corporation files a consolidated Federal income tax return with the Bank.

    Pension Plan — The Bank maintains a noncontributory defined benefit pension plan covering substantially all employees over the age of 21 with one year of service. Plan benefits are based on years of service and the employee’s monthly average compensation for the highest five consecutive years of their last ten years of service (see Note 14 - Benefit Plans).

    Stock Option Plan — SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provide pro forma net income and proforma earnings per share disclosures for employee stock option grants made in 1995 and subsequent years as if the fair-value-based method defined in SFAS 123 had been applied. DNB has elected to continue to apply the provisions of APB Opinion No. 25 and provide the proforma disclosure provisions of SFAS 123. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. During 2004, 2003 and 2002, there was no expense recorded as all options granted were at the then current market price.

    Had DNB determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, DNB’s net income and earnings per share would have been reduced to the proforma amounts indicated below:

	Year Ended December 31
(Dollars in thousands,
except per share data)	2004	2003	2002
Net income - as reported	$298	$1,401	$2,728
Less: Stock option expense	344	68	107
Proforma net (loss) income	(46)	1,333	2,621

EPS - diluted - as reported	$0.15	$0.69	$1.33
Less: Stock option expense	.17	.04	.04
Proforma (loss) earnings per share - diluted	($0.02)	$0.65	$1.29

    Earnings Per Share (EPS) — Basic EPS is computed based on the weighted average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that could occur from the conversion of common stock equivalents and is computed using the treasury stock method. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the EPS calculation. DNB had 41,500, 39,237 and 72,135 anti-dilutive options that were not included in the EPS calculation at December 31, 2004, 2003 and 2002, respectively.

    Earnings per share, dividends per share and weighted average shares outstanding have been adjusted to reflect the effects of the 5% stock dividend paid in December 2004, 2003 and 2002.

     Trust Assets — Assets held by DNB Advisors in fiduciary or agency capacities are not included in the consolidated financial statements since such items are not assets of DNB. Operating income and expenses of DNB Advisors are included in the consolidated statements of operations and are recorded on an accrual basis.

Statements of Cash Flows — For purposes of the statements of cash flows, DNB considers cash in banks, amounts due from banks, and Federal funds sold to be cash equivalents. Generally, Federal funds are sold for one-day periods.

Recent Accounting Pronouncements

    In December 2003, the Financial Accounting Standards Board (“FASB”) issued Revised SFAS No. 132, Employers' Disclosures About Pensions and Other Postretirement Benefits ("SFAS No. 132"). This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003, except for disclosure of estimated future benefit payments, which become effective for fiscal years ending after June 15, 2004. DNB has complied with the annual disclosure requirements of this statement.

    In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("VIE"), which was issued in January 2003. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of FIN 46R resulted in the deconsolidation of DNB Capital Trust I. The result was an increase in junior subordinated debentures of $155,000 and an increase in other assets of $155,000 for the investment in the trust.

    In September 2004, the Emerging Issues Task Force (EITF) issued FASB Staff Position (FSP) EITF Issue No. 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of EITF Issue No. 03-1. The Board has directed the FASB staff to delay the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue No. 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The delay of the effective date for paragraphs 10-20 of EITF Issue No. 03-1 will be superseded concurrent with the final issuance of proposed FSP EITF Issue No. 03-1-a, Implication Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The disclosure guidance in paragraphs 21 and 22 of EITF Issue No. 03-1 remains effective.

    In March 2004, the FASB issued an exposure draft, Share-Based Payment - An Amendment of Statements No. 123 and 95 that addresses the accounting for equity-based compensation arrangements, including employee stock options. Upon implementation of the changes proposed in this statement, entities would no longer be able to account for equity-based compensation using the intrinsic value method under Opinion No. 25. Entities would be required to measure the cost of employee services received in exchange for awards of equity instruments at the grant date of the award using a fair value based method. The comment period for this proposed statement ended on June 30, 2004. In October 2004, FASB announced that for public entities, this proposed statement would apply prospectively for reporting periods beginning after June 15, 2005 as if all equity-based compensation awards granted, modified or settled after December 15, 1994 had been accounted for using a fair value based method of accounting. See Note 1 to the Financial Statements for DNB's disclosure of the retrospective impact of fair value accounting for stock options. DNB has granted stock options in the past, however, all stock options issued have vested immediately. The adoption of Statement No. 123R, will not have a negative impact on earnings for any options issued prior to June 15, 2005. Effective June 30, 2005, DNB does not anticipate recording expense significantly different than what is presented in Note 1 to the financial statements.

(2) INVESTMENT SECURITIES

    During 2004, DNB recognized pre-tax other-than-temporary impairment charges totaling $2.3 million or 24% of the book value on four agency preferred stock issues totaling $9.98 million. The other-than-temporary impairment charges were recognized due to the negative impact on the market value of these securities caused by the ongoing accounting, management, and regulatory oversight issues confronting Fannie Mae (FNMA) and Freddie Mac (FHLMC). DNB is required to recognize other-than-temporary impairment under guidance provided by the Financial Accounting Standards Board (FASB115) and the Securities and Exchange Commission (SEC). However, should the securities increase in value, DNB cannot recognize the gain unless it sells the securities. Much of the book value adjustment for this impairment charge had already been recognized through the ongoing mark-to-market of these securities as a reduction in other comprehensive income.

    The amortized cost and estimated fair values of investment securities, as of the dates indicated, are summarized as follows:

	December 31, 2004
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Estimated
Held To Maturity	Cost	Gains	Losses	Fair Value
US government agency obligations	$10,581	$—	$(99)	$10,482
US agency mortgage-backed securities	3,457	72	(3)	3,526
Collateralized mortgage obligations	12,753	—	(369)	12,384
State and municipal tax-exempt	6,195	34	(15)	6,214
Equity securities	4,489	—	—	4,489
Total investment securities	$37,475	$106	$(486)	$37,095

	Amortized	Unrealized	Unrealized	Estimated
Available For Sale	Cost	Gains	Losses	Fair Value
US government agency obligations	$32,833	$18	$(294)	$32,557
US agency mortgage-backed securities	38,523	68	(223)	38,368
Corporate bonds	15,659	143	(48)	15,754
Collateralized mortgage obligations	19,706	48	(201)	19,553
State and municipal tax-exempt	18,011	392	-	18,403
DRD agency preferred stock	7,653	_	-	7,653
Total investment securities	$132,385	$669	$(766)	$132,288

	December 31, 2003
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Estimated
Held To Maturity	Cost	Gains	Losses	Fair Value
US Government agency obligations	$13,591	$3	$(162)	$13,432
US agency mortgage-backed securities	5,770	125	—	5,895
Collateralized mortgage obligations	19,400	17	(524)	18,893
State and municipal tax-exempt	6,253	13	(108)	6,158
Equity securities	5,328	—	—	5,328
Total investment securities	$50,342	$158	$(794)	$49,706

	Amortized	Unrealized	Unrealized	Estimated
Available For Sale	Cost	Gains	Losses	Fair Value
US Treasury	$1,225	$—	$—	$1,225
US Government agency obligations	21,961	169	(16)	22,114
US agency mortgage-backed securities	20,474	73	(84)	20,463
Corporate bonds	19,819	206	(523)	19,502
Collateralized mortgage obligations	31,727	200	(471)	31,456
State and municipal tax-exempt	16,338	221	(7)	16,552
DRD agency preferred stock	13,497	5	(1,352)	12,150
Equity securities	590	—	—	590
Total investment securities	$125,631	$874	$(2,453)	$124,052

    Included in unrealized losses are market losses on securities that have been in a continuously unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The table below details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their book values at December 31, 2004 and 2003.

	December 31, 2004
			Fair value	Unrealized	Fair value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
US Government agency obligations	$14,481	$(99)	$14,481	$(99)	$—	$—
Corporate bonds	—	—	—	—	—	—
Collateralized mortgage obligations	12,384	(369)	2,362	(23)	10,022	(346)
State and municipal tax-exempt	1,605	(15)	1,068	(14)	537	(1)
US agency mortgage-backed securities	712	(3)	695	(3)	17	—
Total	$29,182	$(486)	$18,606	$(139)	$10,576	(347)
Available For Sale
US Government agency obligations	$21,679	$(294)	$21,679	$(294)	$—	$—
Corporate bonds	3,033	(48)	2,044	(27)	989	(21)
Collateralized mortgage obligations	12,605	(201)	9,342	(143)	3,263	(58)
State and municipal tax-exempt	348	—	348	—	—	—
US agency mortgage-backed securities	28,220	(223)	26,855	(212)	1,365	(11)
DRD Agency preferred stock	—	—	—	—	—	—
Total	$65,885	$(766)	$60,268	$(676)	$5,617	$(90)

	December 31, 2003
			Fair value	Unrealized	Fair value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
US Government agency obligations	$11,428	$(162)	$11,428	$(162)	$—	$—
Corporate bonds	—	—	—	—	—	—
Collateralized mortgage obligations	16,177	(524)	16,177	(524)	—	—
State and municipal tax-exempt	4,654	(108)	4,654	(108)	—	—
US agency mortgage-backed securities	94	—	76	—	18	—
Total	$32,353	$(794)	$32,335	$(794)	$18	$—
Available For Sale
US Government agency obligations	$1,998	$(16)	$1,998	$(16)	$—	$—
Corporate bonds	10,608	(524)	3,044	(54)	7,564	(470)
Collateralized mortgage obligations	12,993	(470)	12,993	(470)	—	—
State and municipal tax-exempt	1,816	(7)	1,816	(7)	—	—
US agency mortgage-backed securities	9,629	(84)	9,629	(84)	—	—
DRD agency preferred stock	8,145	(1,352)	8,145	(1,352)	—	—
Total	$45,189	$(2,453)	$37,625	$(1,983)	$7,564	$(470)

    DNB has $5.6 million in securities available for sale, which have had fair values below book value for at least twelve continuous months at December 31, 2004. The total unrealized loss of these securities was $90,000. The impaired securities consist of one trust preferred security which is callable beginning April 15, 2007, that reprices quarterly; two fixed rate, government agency CMOs; and three variable rate government agency MBS securities. The unrealized loss on the trust preferred security relates largely to interest rate and spread changes, as evidenced by market value fluctuations on or around their repricing date. This security has a bond rating of A1/BBB+ with no material changes in the ratings since issue. The mortgage-related securities market losses are attributed to extension risk resulting from slower prepayment speeds in a rising rate environment. Management believes that the impairment associated with these and all other securities, where fair value is below book value at December 31, 2004, is only temporary.

    The amortized cost and estimated fair value of investment securities as of December 31, 2004, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid without penalties.

	Investment Securities		Investment Securities
	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$—	$—	$2,994	$2,988
Due after one year through five years	6,068	6,010	28,465	28,346
Due after five years through ten years	5,615	5,657	17,599	17,506
Due after ten years	21,762	21,398	75,674	75,795
No stated maturity	4,030	4,030	7,653	7,653
Total investment securities	$37,475	$37,095	$132,385	$132,288

    DNB sold $9.4 million, $48.1 million and $25.1 million of securities from the AFS portfolio during 2004, 2003 and 2002. Gains and losses from sales of investment securities were as follows:

	Year Ended December 31
(Dollars in thousands)	2004	2003	2002
Gross realized gains	$71	$423	$267
Gross realized losses	87	785	102
Net realized (loss) gain	$(16)	$(362)	$165

At December 31, 2004 and 2003, investment securities with a carrying value of approximately $80.3 million and $50.3 million, respectively, were pledged to secure public funds, repurchase agreements and for other purposes as required by law. See Footnote 7 regarding the use of certain securities as collateral.

(3) LOANS AND LEASES

	December 31
(Dollars in thousands)	2004	2003
Residential mortgage	$18,677	$16,048
Commercial mortgage	87,795	89,027
Commercial	63,595	54,587
Leases	19,300	8,434
Consumer	43,210	35,457
Total loans and leases	$232,577	$203,553
Less allowance for credit losses	(4,436)	(4,559)
Net loans and leases	$228,141	$198,994

    Included in the loan portfolio are loans for which DNB has ceased the accrual of interest. Loans of approximately $389,000, $2.6 million, and $3.4 million as of December 31, 2004, 2003 and 2002, respectively, were on a non-accrual basis. DNB also had loans of approximately $36,000, $472,000 and $514,000 that were more than 90 days delinquent, but still accruing as of December 31, 2004, 2003 and 2002, respectively. If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

	Year Ended December 31
(Dollars in thousands)	2004	2003	2002

Interest income which would have been
recorded under original terms	$31	$191	$230
Interest income recorded during the year	(5)	(169)	(159)
Net impact on
interest income	$26	$22	$71

    DNB had $3.6 million of loans, which, although performing at December 31, 2004, are believed to require increased supervision and -review, and may, depending on the economic -environment and other factors, become non-performing assets in future periods. There was $766,000 of such loans at December 31, 2003. The majority of these loans are secured by commercial real estate with lesser amounts being -secured by residential real estate, inventory and -receivables.

    DNB has a significant concentration of residential and commercial mortgage loans collateralized by first mortgage liens on properties located in Chester County. DNB has no concentration of loans to borrowers engaged in similar activities that exceed 10% of total loans at December 31, 2004, except for loans of approximately $42.7 million relating to commercial real-estate buildings. See Footnote 7 regarding the use of certain loans as collateral.

(4) ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses, for the years indicated, are as follows:

	Year Ended December 31
(Dollars in thousands)	2004	2003	2002
Beginning balance	$4,559	$4,546	$4,809
Provisions	—	—	—
Loans charged off	(113)	(326)	(310)
Leases charged off	(75)	—	—
Recoveries	65	339	47
Net (charge-offs) recoveries	(123)	13	(263)
Ending balance	$4,436	$4,559	$4,546

Information regarding impaired loans is as follows:
	Year Ended December 31
(Dollars in thousands)	2004	2003	2002
Total recorded investment	$216	$2,147	$2,400
Average recorded investment	1,083	2,074	2,000
Specific allowance allocation	—	—	—
Total cash collected	2,249	42	47
Interest income recorded	133	37	21

(5) OFFICE PROPERTY AND EQUIPMENT

		December 31
	Estimated
(Dollars in thousands)	Useful Lives	2004	2003
Land		$862	$965
Buildings	5-31.5 years	6,983	7,255
Furniture, fixtures and equipment	2--20 years	9,403	8,700
Total cost		17,248	16,920
Less accumulated depreciation		(10,062)	(9,316)
Office property and equipment, net		$7,186	$7,604

    Amounts charged to operating expense for depreciation for the years ended December 31, 2004, 2003 and 2002 amounted to $838,000, $1.0 million, and $915,000, respectively.

(6) DEPOSITS

    Included in interest bearing time deposits are certificates of deposit issued in amounts of $100,000 or more. These certificates and their remaining maturities were as follows:

	December 31
(Dollars in thousands)	2004	2003
Three months or less	$8,794	$2,101
Over three through six months	5,566	5,602
Over six through twelve months	3,559	3,527
Over one year through two years	1,158	3,044
Over two years	2,056	1,138
Total	$21,133	$15,412

(7) FHLB ADVANCES AND SHORT-TERM BORROWED FUNDS

    DNB’s short-term borrowed funds consist of Federal funds purchased and short-term borrowings at the Federal Home Loan Bank (FHLB) of Pittsburgh. Federal funds purchased generally represent one-day borrowings. Short-term borrowings at the FHLB consisted of 90 day borrowings and overnight borrowings. DNB had an average of $22.3 million and $15.3 million outstanding in short-term borrowed funds during 2004 and 2003, respectively.

    In addition to short-term borrowings, DNB maintains other borrowing arrangements with the FHLB. DNB has a maximum borrowing capacity at the FHLB of approximately $145.6 million. At December 31, 2004, DNB had $61.7 million of outstanding advances, which mature at various dates through the year-ended December 31, 2011, as shown in the table below. The $47 million of advances maturing in 2009 and thereafter are convertible term advances and are callable, at the FHLB’s option, at various dates starting on January 25, 2005 and ending on January 25, 2006. If an advance is called by the FHLB, DNB has the option of repaying the borrowing, or continue to borrow at three month Libor plus 10-14 basis points. FHLB advances may be collateralized by a pledge of unencumbered investment securities, certain mortgage loans or a lien on the Bank’s FHLB stock.

	December 31, 2004
	Weighted
(Dollars in thousands)	Average Rate	Amount
Due by December 31, 2005	4.01%	$7,800
Due by December 31, 2007	3.93	6,850
Due by December 31, 2009	5.36	9,000
Thereafter	5.93	38,000
Total	5.38%	$61,650

(8) CAPITAL LEASE OBLIGATIONS

    Included in other borrowings is a long-term capital lease agreement, which relates to DNB’s West Goshen branch. As of December 31, 2004 the branch has a carrying amount of $566,000, net of accumulated depreciation of $184,000, and is included in the balance of office properties and equipment in the accompanying statements of financial condition. The following is a schedule of the future minimum lease payments, together with the present value of the net minimum lease payments, as of December 31, 2004:

(Dollars in thousands)
Year ending December 31	Amount
2005	$106
2006	106
2007	106
2008	106
2009	106
Thereafter	1,347
Total minimum lease payments	1,880
Less amount representing interest	(1,169)
Present value of net minimum lease payments	$711

(9) JUNIOR SUBORDINATED DEBENTURES

    Included in other borrowings are floating rate junior subordinated debentures (the “debentures”) issued by DNB on July 20, 2001 to DNB Capital Trust I (the “Trust”), a Delaware business trust in which DNB owns all of the common -equity. The Trust issued $5.0 million of floating rate (6 month Libor plus 3.75%, with a cap of 12%) capital preferred securities (“TruPS”) to a qualified institutional buyer. The proceeds of these securities were used by the Trust, along with DNB’s capital contribution, to purchase the $5.2 million principal amount of DNB’s floating rate junior subordinated debentures. The preferred securities are redeemable by DNB on or after July 25, 2006, or earlier in the event of certain -adverse tax or bank regulatory developments. The preferred securities must be redeemed upon maturity of the debentures on July 25, 2031. Effective March 31, 2004, as a result of the adoption of FIN 46, DNB deconsolidated the Trust, resulting in a change in the characterization of the underlying consolidated debt obligations from the previous trust preferred securities to junior subordinated debentures. The result was an increase in junior subordinated debentures of $155,000. The junior subordinated debentures qualify as a component of capital for regulatory purposes.

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS

    Fair value assumptions, methods, and estimates are set forth below for DNB’s financial instruments.

Limitations

    Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time DNB’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of DNB’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash, Federal Funds Sold, Investment Securities, Accrued Interest Receivable and Accrued Interest Payable

    The carrying amounts for short-term investments (cash and Federal funds sold) and accrued interest receivable and payable approximate fair value. The fair value of investment securities is -estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The carrying amount of non-readily marketable equity securities approximates liquidation value.

Loans

    Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial mortgages, residential mortgages, consumer and student loans, and non-accrual loans. The fair value of performing loans is calculated by discounting expected cash flows using an estimated market discount rate. Expected cash flows include both contractual cash flows and prepayments of loan balances. Prepayments on consumer loans were determined using the median of estimates of securities dealers for mortgage-backed investment pools.

    The estimated discount rate considers credit and interest rate risk inherent in the loan portfolios and other factors such as liquidity premiums and incremental servicing costs to an investor. Management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented below would be indicative of the value negotiated in an actual sale.

    The fair value for non-accrual loans was derived through a discounted cash flow analysis, which includes the opportunity costs of carrying a non-performing asset. An estimated discount rate was used for all non-accrual loans, based on the probability of loss and the expected time to recovery.

Deposits and Borrowings

    The fair value of deposits with no stated -maturity, such as non-interest-bearing deposits, savings, NOW and money market accounts, is equal to the amount payable on demand at December 31, 2004 and 2003. The fair values of time deposits and borrowings are based on the present value of contractual cash flows. The discount rates used to compute present values are estimated using the rates currently offered for deposits of similar maturities in DNB’s marketplace and rates currently being offered for borrowings of similar maturities.

Off-balance-sheet Instruments

    Off-balance-sheet instruments are primarily comprised of loan commitments, which are generally priced at market at the time of funding. Fees on commitments to extend credit and stand-by letters of credit are deemed to be immaterial and these instruments are expected to be settled at face value or expire unused. It is impractical to assign any fair value to these instruments. At December 31, 2004 and 2003, un-funded loan commitments totaled $30.9 and $43.7 million, respectively. Stand-by letters of credit totaled $6.5 million and $7.5 million at December 31, 2004 and 2003, respectively.

The following tables summarize information for all on-balance-sheet financial instruments.

	December 31
	2004		2003
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Cash and Federal funds sold	$24,121	$24,121	$15,582	$15,582
Investment securities - AFS	132,288	132,288	124,052	124,052
Investment securities - HTM	37,475	37,095	50,342	49,706
Net loans	228,141	229,667	198,994	201,160
Accrued interest receivable	1,772	1,772	1,744	1,744
Financial liabilities
Deposits	323,144	302,049	292,436	293,145
Borrowings	90,643	95,222	88,000	94,155
Accrued interest payable	923	923	900	900

(11)  FEDERAL INCOME TAXES

    Income tax expense was comprised of the following:

	Year Ended December 31
(Dollars in thousands)	2004	2003	2002
Current tax expense:
Federal	$635	$97	$566
State	—	7	10
Deferred income tax (benefit) expense:
Federal	(131)	(114)	152
State	—	—	—
Income tax expense (benefit)	$504	$(10)	$728

    The effective income tax rates of 63% for 2004, (1%) for 2003 and 21% for 2002 were different than the applicable statutory Federal income tax rate of 34%. The reason for these differences follows:

	Year Ended December 31
(Dollars in thousands)	2004	2003	2002
Federal income taxes
at statutory rate	$273	$473	$1,175
Decrease resulting from:
Low income housing credits	(36)	(55)	(38)
Tax-exempt interest and
dividend preference	(419)	(316)	(257)
Increase in valuation allowance	733	—	—
Bank owned life insurance	(71)	(71)	(76)
Other, net	24	(41)	(76)
Income tax expense (benefit)	$504	$(10)	$728

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31
(Dollars in thousands)	2004	2003
Deferred tax assets:
Allowance for credit losses	$1,508	$1,550
Unrealized losses on
securities available for sale	38	541
AMT credit carryforward	127	106
Low income housing credit carryforward	221	35
Other-than-temporary impairment	799	—
Non accrued interest	98	149
Joint venture difference	30	8
Total gross deferred tax assets	2,821	2,389
Deferred tax liabilities:
Depreciation	(415)	(347)
Pension expense	(360)	(367)
Tax bad debt reserve	(142)	(142)
Prepaid expenses	(170)	(160)
Bond accretion	(51)	(51)
Total gross deferred tax liabilities	(1,138)	(1,067)
Valuation allowance	(733)	—
Net deferred tax asset	$950	$1,322

    In 2004, DNB recorded a valuation allowance of $733,000. The valuation allowance relates to the $2,283,968 other-than-temporary impairment write-down of preferred stock, which DNB believes it is more likely than not, that such tax benefit will not be realized. Based upon DNB’s current tax history and the anticipated level of future taxable income, management believes the remaining net deferred tax asset will, more likely than not, be realized. During 2004, DNB recorded an income tax benefit of $64,000 relating to the exercise of stock options by employees and directors. This benefit was credited to surplus. In addition, DNB has AMT and low-income housing credit (LIHC) carryforwards, as of December 31, 2004, of $127,000 and $221,000, respectively. The AMT credit carryforward has an indefinite life. The LIHC carryforward has a life of ten years and will expire in the year 2023, if not used.

(12) EARNINGS PER SHARE

    The difference between basic and diluted EPS, for DNB, is solely attributable to stock options. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. DNB had 41,500, 39,237 and 72,135 anti-dilutive options that were not included in the EPS calculation at December 31, 2004, 2003 and 2002, respectively.

    The following is a reconcilement of net income and the weighted average number of shares -out-standing for basic and diluted EPS:

	Year Ended December 31
(In thousands, except share data)		2004			2003			2002
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to
common stockholders	$298	1,980	$0.15	$1,401	1,995	$0.70	$2,728	2,016	$1.35
Effect of dilutive common
stock equivalents - stock options	—	32	—	—	50	(0.01)	—	28	(0.02)
Diluted EPS
Income available to common stockholders
after assumed conversions	$298	2,012	$0.15	$1,401	2,045	$0.69	$2,728	2,044	$1.33

(13) OTHER COMPREHENSIVE INCOME

The tax effects allocated to each component of “Other Comprehensive Income” are as follows:

	Tax
	Before-Tax	Benefit	Net-of-Tax
(Dollars in thousands)	Amount	(Expense)	Amount

Year Ended December 31, 2004:
Unrealized losses on securities:
Unrealized holding gains
arising during the period	$1,497	$(508)	$989
Reclass for other-than-temporary
Impairment charge	(1,347)	458	(889)
Less reclassification for losses
included in net income	16	(5)	11
Other Comprehensive Income	$134	$(45)	$89

Year Ended December 31, 2003:
Unrealized gains on securities:
Unrealized holding losses
arising during the period	$(1,034)	$351	$(683)
Less reclassification for losses
included in net income	362	(123)	239
Other Comprehensive Loss	$(672)	$228	$(444)

Year Ended December 31, 2002:
Unrealized gains on securities:
Unrealized holding gains
arising during the period	$412	$(137)	$275
Less reclassification for gains
included in net income	(165)	56	(109)
Other Comprehensive Income	$247	$(81)	$166

(14) BENEFIT PLANS

Pension Plan

    The Bank maintains a pension plan (the “Plan”) covering all employees, including officers, who have been employed for one year and have attained 21 years of age. Prior to May 1, 1985, an individual must have attained the age of 25 and accrued one year of service. The Plan provides pension benefits to eligible retired employees at 65 years of age equal to 1.5% of their average monthly pay multiplied by their years of accredited service (maximum 40 years). The accrued benefit is based on the monthly average of their highest five consecutive years of their last ten years of service. The Plan generally covers only full-time employees.

    Effective December 31, 2003, DNB amended its Retirement Plan so that no participants will earn additional benefits under the Plan after December 31, 2003. As a result of this amendment, no further service or compensation will be credited under the Plan after December 31, 2003. The Plan, although frozen, will continue to provide benefit payments and employees can still earn vesting credits until retirement.

    The following table sets forth the Plan’s funded status, as of the measurement dates of December 31, 2004 and 2003 and amounts recognized in DNB’s consolidated financial statements at December 31, 2004 and 2003:

	December 31
(Dollars in thousands)	2004	2003
Benefit obligation	$6,362	$5,823
Fair value of assets	6,552	6,307
Projected benefit obligation	6,362	5,823

Reconciliation of funded status:
Funded status	190	484
Unrecognized transition asset	(1)	(20)
Unrecognized net actuarial loss	869	612
Prepaid benefit cost at year end	$1,058	$1,076

    The amounts and changes in DNB’s pension benefit obligation and fair value of plan assets for the year ended December 31, 2004 are as follows:

	Year ended December 31
(Dollars in thousands)	2004	2003
Change in benefit obligation
Benefit obligation at beginning of year	$5,823	$5,722
Service cost	—	343
Interest cost	371	424
Actuarial loss	433	624
Curtailment	—	(1,076)
Benefits paid	(265)	(214)
Benefit obligation at end of year	$6,362	$5,823

Change in plan assets
Fair value of assets at beginning of year	$6,307	$5,103
Actual return on plan assets	520	1,075
Employer contribution	—	343
Benefits paid	(265)	(214)
Actual expenses paid during year	(10)	—
Fair value of assets at end of year	$6,552	$6,307

    The Pension Plan’s assets are invested using an asset allocation strategy in units of certain equity, bond, real estate and money market funds.

    Net periodic pension costs for the years indicated include the following components:

	Year Ended December 31
(Dollars in thousands)	2004	2003	2002
Service cost	$21	$343	$231
Interest cost	372	424	356
Expected return on plan assets	(402)	(436)	(499)
Amortization of transition asset	(19)	(19)	(19)
Recognized net actuarial loss	47	122	2
Net periodic cost	$19	$434	$71

Assumptions used:
Discount rate	6.00%	6.50%	7.00%
Rate of increase in compensation level	N/A	3.00	5.00
Expected long-term rate of return on assets	7.00	8.50	8.50

DNB's estimated future benefit payments are as follows:

(Dollars in thousands)	Benefits
2005	$ 274
2006	281
2007	296
2008	334
2009	347
2010-2014	1,871

On November 24, 1999, the Bank and Henry F. Thorne, its then current Chief Executive Officer (the “Executive”), entered into a Death Benefit Agreement providing for supplemental death and retirement benefits for him (the “Supplemental Plan”). The Supplemental Plan provided that the Bank and the Executive share in the rights to the cash surrender value and death benefits of a split-dollar life insurance policy (the “Policy”) and provided for additional compensation to the Executive, equal to any income tax consequences related to the Supplemental Plan until retirement. The Policy is designed to provide the Executive, upon attaining age 65, with projected annual after-tax distributions of approximately $35,000, funded by loans against the cash surrender value of the Policy. In addition, the Policy is intended to provide the Executive with a projected death benefit of $750,000. Neither the insurance company nor the Bank guaranteed any minimum cash value under the Supplemental Plan.

On December 23, 2003, the Supplemental Plan was replaced by a Retirement and Death Benefit Agreement (the “Replacement Plan”). Pursuant to the Replacement Plan, ownership of the Policy was transferred to the Bank to comply with certain Federal income tax law changes, and the Bank may establish a trust for the purpose of funding the benefits to be provided under the Replacement Plan, or the Bank’s obligations under the Replacement Plan and similar agreements or plans which it may enter into or establish for the benefit of the Executive, other employees of the Bank, or both.

The Replacement Plan provides that if the Executive remains employed continuously by the Bank until age 65, he shall, upon his termination of employment for any reason other than Cause, receive an annual retirement benefit of $34,915, payable monthly, from the date of his termination of employment until his death. If Executive’s employment with the Bank terminates prior to age 65 for any reason other than Cause, he will be entitled to an annual retirement benefit payable monthly commencing the month after he reaches age 65 until his death, but in this event his annual retirement benefit will be equal to that proportion of the $34,915 annual benefit his actual years of service with the Bank bears to the years of service he would have completed had he remained employed continuously by the Bank until age 65. In either case, he will also be entitled to receive monthly a tax allowance calculated, subject to certain assumptions, to substantially compensate him for his federal and state income, employment and excise tax liabilities attributable to the retirement benefit and the tax allowance.

401(k) Retirement Savings Plan

    The Bank’s retirement savings plan enables employees to become eligible to participate immediately upon hire. In general, amounts held in a participant’s account are not distributable until the participant terminates employment, reaches age 59½, dies or becomes permanently disabled.

    Participants are permitted to authorize pre-tax savings contributions to a separate trust -established under the 401(k) plan, subject to limitations on deductibility of contributions imposed by the Internal Revenue Code. The Bank makes matching contributions of $.25 for every dollar of deferred salary up to 6% of each participant’s -annual compensation. Each participant is 100% vested at all times in employee and employer contributions. The matching contributions to the 401(k) plan were $66,000, $55,000 and $57,000 in 2004, 2003 and 2002, respectively.

Profit Sharing Plan

    DNB initiated a Profit Sharing Plan for eligible employees in 2004. Under the plan, employees are immediately eligible for benefits and must be employed on the last day of each plan year to participate. DNB anticipates making a 3% contribution to all eligible participants, based on W-2 wages. The plan, which calls for contributions to start for the 2004 plan year, has 3-year cliff vesting. Effective January 1, 2005, employees do not have to be employed on the last day of the year to participate in the plan and also vest immediately.

Stock Option Plan

    DNB has a Stock Option Plan for employees and directors. Under the plan, options (both qualified and non-qualified) to purchase a maximum of 555,766 shares of DNB’s common stock could be issued to employees and directors.

    Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years. Vesting of options under the plan is determined by the Plan Committee. There were 190,834 and 20,697 shares available for grant at December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, the number of options exercisable was 173,904 and 164,043, respectively, and the weighted-average exercise price of those options was $20.73 and $18.40, respectively.

    The per share weighted-average fair value of stock options granted during 2004, 2003 and 2002 was $8.29, $6.27, $2.86 on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions used for grants for the three years ended December 31:

	Year Ended December 31
	2004	2003	2002
Dividend yield	2.05%	1.29%	2.53%
Expected volatility	25.13	20.85	10.00
Risk-free interest rate	4.21	3.61	3.82
Expected lives (in years)	10.00	9.50	9.50

DNB applies APB Opinion No. 25 in accounting for its Stock Option Plan, and accordingly, no compensation cost has been recognized for its stock options in the financial statements.

Stock option activity is indicated below. Stock options have been adjusted for the 5% stock dividends in December of 2004, 2003 and 2002.

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2002	228,982	$14.86
Granted	39,391	19.48
Exercised	(42,601)	10.25
Outstanding December 31, 2002	225,772	16.54
Granted	11,383	21.61
Exercised	(73,112)	13.14
Outstanding December 31, 2003	164,043	18.40
Granted	41,500	26.37
Exercised	(30,001)	15.61
Forfeited	(1,638)	25.00
Outstanding December 31, 2004	173,904	$20.73

    The weighted-average price and weighted -average remaining contractual life for the outstanding options are listed below for the dates -indicated. All outstanding options are exercisable.

	December 31, 2004
		Weighted Average
Range of	Number	Remaining
Exercise Prices	Outstanding	Contractual Life
$6.98	4,465	0.50 years
9.42-10.68	14,418	4.21 years
12.91-13.71	16,566	4.85 years
20.45-22.69	63,088	6.28 years
25.05-26.37	75,367	7.07 years
Total	173,904	6.17 years

(15) COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE-SHEET RISK

    In the normal course of business, various commitments and contingent liabilities are outstanding, such as guarantees and commitments to extend credit, borrow money or act in a fiduciary capacity, which are not reflected in the consolidated financial statements. Management does not anticipate any significant losses as a result of these commitments.

    DNB had outstanding stand-by letters of credit in the amount of approximately $6.5 million and un-funded loan and lines of credit totaling $30.9 million at December 31, 2004. Of the $37.4 million, $35.1 million was for variable rate loans and $2.3 million was for fixed rate loans.

    These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet. The exposure to credit loss in the event of nonperformance by the party to the financial instrument for commitments to extend credit and stand-by letters of credit is represented by the contractual amount. Management uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

    Stand-by letters of credit are conditional commitments issued by DNB to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risks involved in issuing letters of credit are essentially the same as those involved in extending loan facilities to customers. DNB holds various collateral to support these commitments.

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. DNB evaluates each customer’s creditworthiness on a case-by-case -basis. The amount of collateral, if any, obtained upon the extension of credit, usually consists of real estate, but may include securities, property or other assets.

    DNB maintains borrowing arrangements with a correspondent bank and the FHLB of Pittsburgh, as well as access to the discount window at the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $155.6 million.

    Approximately $91.6 million of assets are held by DNB Advisors in a fiduciary or agency -capacity. These assets are not assets of DNB, and are not included in the consolidated financial statements.

    DNB is a party to a number of lawsuits arising in the ordinary course of business. While any litigation causes an element of uncertainty, management is of the opinion that the liability, if any, resulting from the actions, will not have a material effect on the accompanying financial statements.

(16) PARENT COMPANY FINANCIAL INFORMATION

    Condensed financial information of DNB Financial Corporation (parent company only) follows:

Condensed Statements of Financial Condition
	December 31
(Dollars in thousands)	2004	2003
Assets
Cash	$315	$99
US Treasury securities	—	1,225
Investment in subsidiary	29,868	29,177
Other assets	162	171
Total assets	$30,345	$30,672
Liabilities and
Stockholders’ Equity
Liabilities
Junior subordinated debentures	$5,155	$5,155
Other liabilities	452	145
Total liabilities	5,607	5,300
Stockholders’ equity	24,738	25,372
Total liabilities and
stockholders’ equity	$30,345	$30,672

Condensed Statements of Operations

	Year Ended December 31
(Dollars in thousands)	2004	2003	2002
Income:
Equity in undistributed
income of subsidiary	$(412)	$718	$2,118
Dividends from subsidiary	990	949	911
Interest income	-—	-—	1
Total Income	578	1,667	3,030
Expenses:
Interest expense	277	263	300
Other expenses	3	3	2
Total expense	280	266	302
Net income	$298	$1,401	$2,728

Condensed Statements of Cash Flows

	Year Ended December 31
(Dollars in thousands)	2004	2003	2002
Cash Flows From Operating Activities:
Net income	$298	$1,401	$2,728
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in undistributed income of subsidiary	412	(718)	(2,118)
Net change in other liabilities	307	(11)	(94)
Net change in other assets	9	4	3
Net Cash Provided by Operating Activities	1,026	676	519
Cash Flows From Investing Activities:
Purchase of available for sale security	-—	(1,225)	(2,810)
Sales and maturities of available for sale security	1,225	2,810	4,625
Net Cash Provided by Investing Activities	1,225	1,585	1,815
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	346	—	—
Purchase of treasury stock	(1,391)	(1,215)	(1,421)
Dividends paid	(990)	(949)	(911)
Net Cash Used by Financing Activities	(2,035)	(2,164)	(2,332)
Net Change in Cash and Cash Equivalents	216	97	2
Cash at Beginning of Period	99	2	—
Cash at End of Period	$315	$99	$2

(17) REGULATORY MATTERS

    Dividends payable to the Corporation by the Bank are subject to certain regulatory limitations. Under normal circumstances, the payment of dividends in any year without regulatory permission is limited to the net profits (as defined for regulatory purposes) for that year, plus the retained net profits for the preceding two calendar years, which amounted to $2.2 million for the year ended December 31, 2004.

    Federal banking agencies impose three minimum capital requirements — Total risk-based, Tier 1 and Leverage capital. The risk-based capital ratios measure the adequacy of a bank’s capital against the riskiness of its assets and off-balance sheet activities. Failure to maintain adequate capital is a basis for “prompt corrective action” or other regulatory enforcement action. In assessing a bank’s capital adequacy, regulators also consider other factors such as interest rate risk exposure; liquidity, funding and market risks; quality and level of earnings; concentrations of credit, quality of loans and investments; risks of any nontraditional activities; effectiveness of bank policies; and management’s overall ability to monitor and control risks.

    Quantitative measures established by regulation to ensure capital adequacy require DNB to maintain certain minimum amounts and ratios as set forth below. Management believes that DNB and the Bank meet all capital adequacy requirements to which they are subject. The Bank is considered “Well Capitalized” under the regulatory framework for prompt corrective action. To be categorized as Well Capitalized, the Bank must maintain minimum ratios as set forth below. There are no conditions or events since the most recent regulatory notification, that management believes would have changed the Bank’s category. Actual capital amounts and ratios are presented below.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

DNB Financial Corporation
December 31, 2004:
Total risk-based capital	$32,778	11.96%	$21,917	8.00%	$27,396	10.00%
Tier 1 capital	29,341	10.71	10,959	4.00	16,438	6.00
Tier 1 (leverage) capital	29,341	6.75	17,389	4.00	21,737	5.00
December 31, 2003:
Total risk-based capital	$32,810	12.66%	$20,725	8.00%	$25,906	10.00%
Tier 1 capital	29,555	11.41	10,362	4.00	15,544	6.00
Tier 1 (leverage) capital	29,555	7.23	16,341	4.00	20,427	5.00

DNB First, N.A.

December 31, 2004:
Total risk-based capital	$32,750	11.97%	$21,894	8.00%	$27,368	10.00%
Tier 1 capital	29,316	10.71	10,947	4.00	16,421	6.00
Tier 1 (leverage) capital	29,316	6.75	17,366	4.00	21,707	5.00
December 31, 2003:
Total risk-based capital	$31,459	12.15%	$20,716	8.00%	$25,895	10.00%
Tier 1 capital	28,206	10.89	10,358	4.00	15,537	6.00
Tier 1 (leverage) capital	28,206	6.91	16,322	4.00	20,402	5.00

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
DNB Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of DNB Financial Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DNB Financial Corporation and subsidiary as of December 31, 2004 and 2003, and the results of their operations and its their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

KPMG LLP
Philadelphia, Pennsylvania
March 7, 2005

DNB FINANCIAL CORPORATION
DIRECTORS

William S. Latoff
Chairman and Chief Executive Officer

Henry F. Thorne
Vice Chairman

James H. Thornton
Vice Chairman

Thomas R. Greenleaf
Mildred C. Joyner
James J. Koegel
Eli Silberman

DIRECTORS EMERITUS
Ellis Y. Brown III
Robert J. Charles
I. Newton Evans, Jr.
Vernon J. Jameson
Ilario S. Polite

DNB FIRST, NATIONAL ASSOCIATION
DIRECTORS

William S. Latoff
Chairman and Chief Executive Officer

William J. Hieb
President and Chief Operating Officer

Thomas R. Greenleaf
Mildred C. Joyner
James J. Koegel
Eli Silberman
James H. Thornton

DNB FIRST
OFFICERS

William S. Latoff
Chairman and Chief Executive Officer

William J. Hieb
President and Chief Operating Officer

Thomas M. Miller
First Executive Vice President
Chief Lending Officer

Ronald K. Dankanich
Executive Vice President
Operations, IT and HR

Bruce E. Moroney
Executive Vice President
Chief Financial Officer

Richard M. Wright
Executive Vice President
Retail Banking and Marketing

C. Tomlinson Kline III
Senior Vice President
Commercial Real Estate

Eileen M. Knott
Senior Vice President
Audit

Kenneth R. Kramer
Senior Vice President
Retail Lending and DNB Leasing

Debora A. Micka
Senior Vice President
Credit Administration Manager and Senior Credit Officer

Departments

Marjorie Bowen-O’Brien
Asst. Controller

William W. Brown
Vice President/Data Processing

Elizabeth A. Cook
Asst. Vice President/Marketing Manager

Lisa A. Donnon
Asst. Vice President/Commercial Lending

Elaine Egan
Asst. Vice President/Loan Operations

Dominick A. Frederick
Vice President/Central Operations

Charles H. Fulton
Asst. Vice President/Consumer Lending

Marilyn K. Harris
Asst. Vice President/Lending

Karen Holl
Asst. Vice President/Deposit Operations

Marc R. Levengood
Vice President/Controller

William McDougall, Jr.
Vice President/Commercial Lending

Michael Menna
Asst. Vice President/Technology
Charles S. Moore
Vice President/Commercial Lending

Tracy E. Panati
Vice President/Human Resources

Clifford S. Purse
Asst. Vice President/Commercial Lending

Michael E. Rist
Vice President/Commercial Lending

Barry A. Schmidt
Vice President/Commercial Lending and Cash Management

Kimberly L. Schneider
Asst. Vice President/Lending

Brenda Sinders
Asst. Vice President/Retail Banking

Shirley Smith
Asst. Vice President/Market Manager

James Stanko
Asst. Vice President/Audit

Hahn Tieu
Vice President/Commercial Lending

Charles E. Wuertz
Vice President/Commercial Lending

Azad Yepremian
Asst. Vice President/Commercial Lending

Corporate Headquarters
4 Brandywine Avenue
Downingtown, PA 19335
Tel. 610-269-1040 Fax 484-359-3176
Internet http://www.dnbfirst.com

Financial Information
Investors, brokers, security analysts and others
desiring financial information should contact
Bruce Moroney at 484-359-3153 or
bmoroney@dnbfirst.com

Auditors
KPMG LLP
1601 Market Street
Philadelphia, PA 19103-2499

Counsel
Stradley, Ronon, Stevens and Young, LLP
30 Valley Stream Parkway
Malvern, PA 19355

Registrar and Stock Transfer Agent
Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016
800-368-5948

Market Makers
Boenning & Scattergood, Inc. 800-842-8928
Ferris, Baker Watts, Inc. 800-638-7411
Janney Montgomery Scott, Inc. 800-526-6397
Ryan Beck & Company 800-223-8969

DNB Leasing
484-359-3206
Kenneth R. Kramer
Senior Vice President

DNB Advisors & DNB Financial Services
610-269-4657

Cheryl T. Burkey
Vice President/Senior Trust Officer

Jennifer C. Calabro
Financial Relationship Manager

Andrew J. Mone
Vice President, Financial Consultant

Community Offices

Wanda G. Mize
Vice President/Branch Administrator

Patricia Corby
Assistant Vice President/Retail Sales Manager
Main Office 610-873-5261
East End Office 610-269-3800
Christine M. Beam
Assistant Vice President and
Branch Office Manager

Caln Office 610-383-7562
Little Washington Office 610-942-3666
Tel Hai Office 610-273-7233
John R. Rode
Vice President and Branch Office Manager

Kennett Square Office 610-444-4350
C. Ray Cornell
Assistant Vice President and
Branch Office Manager

Lionville Office 610-363-7590
Exton Office 610-363-7098
Brenda Sinders
Assistant Vice President and
Branch Office Manager

Ludwig’s Corner Office 610-458-5100
Robin M. DiMattei
Branch Office Manager

West Goshen Office 610-429-5860
Rennae Gushanas
Branch Office Manager

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None

Item 9a. Controls and Procedures

DNB's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2004, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that DNB's current disclosure controls and procedures are effective and timely, providing them with material information relating to DNB and its subsidiaries required to be disclosed in the report DNB files under the Exchange Act.

Management of DNB is responsible for establishing and maintaining adequate internal control over financial reporting for DNB, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

    There was no change in the DNB’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, DNB’s internal control over financial reporting.

Item 9b. Other Information

    None

Part III

Item 10. Directors and Executive Officers of the Registrant

    The information required herein with respect to Registrant’s directors and officers is incorporated by reference to pages 5 through 9 of the Registrant's Proxy Statement for the 2005 Annual Meeting of Stockholders, and the information required herein with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to page 8 of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders. The Registrant has adopted a Code of Ethics that applies to the Registrant’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Registrant’s current Code of Ethics is filed with this report as Exhibit 14.

Item 11. Executive Compensation

    The information required herein is incorporated by reference to pages 9-13 and 20-22 of the Registrant's Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) Information Regarding Equity Compensation Plans

The following table summarizes certain information relating to equity compensation plans maintained by the Registrant as of December 31, 2004:

EQUITY COMPENSATION PLAN INFORMATION
			Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of outstanding	price of outstanding	equity compensation
	options, warrants	options, warrants	plans (excluding securities
Plan category	and rights	and rights	reflected in first column)

Equity compensation plans approved by security holders	173,903	$20.73	190,834
Equity compensation plans not approved by security holders	--	--	(1)

Total	173,903	$20.73	190,833

(1) The Registrant’s Board of Directors has adopted the Incentive Equity and Deferred Compensation Plan described below, but has not yet authorized any awards or authorized any shares for issuance under that plan.

The Registrant’s Incentive Equity and Deferred Compensation Plan, which has not been approved by the Registrant’s shareholders, provides for grants of stock appreciation rights (“SARs”), restricted stock (“Restricted Stock”) and unrestricted stock (“Unrestricted Stock”) (Awards of Restricted Stock and Unrestricted Stock are sometimes referred to as “Stock Awards”), and provide for employees and directors to periodically elect to defer receipt of compensation from the Registrant (“Deferred Compensation”) (these are sometimes referred to below as “Awards”). Under the Incentive Equity and Deferred Compensation Plan (in this discussion sometimes referred to as the “Plan”), Awards may be granted either alone or in addition to or in tandem with another Award. The Board of Directors may amend or terminate the Incentive Equity and Deferred Compensation Plan, except as limited or prohibited by applicable law or regulations.

Under the Plan, Unrestricted Stock awards can be granted by the Board with or without conditions and may provide for an immediate or deferred transfer of shares to the participant; and Restricted Stock awards would be subject to such restrictions on transferability and risks of forfeiture as the Board may determine. If the participant terminates employment with the Registrant during the restriction period related to any Restricted Stock award, the shares of Common Stock subject to the restriction would be forfeited; however, the Board would have discretion to waive any restriction or forfeiture condition related to such shares of Common Stock. The Incentive Equity and Deferred Compensation Plan permits Stock Awards qualifying as “performance-based compensation” under Section 162(m) of the Code to certain participants that qualify as “covered employees” under Section 162(m) of the Code. However, the Board of Directors does not anticipate granting any Stock Awards qualifying as “performance-based compensation” under Section 162(m).

The Plan permits participants to elect to defer receipt of all or any part of a participant’s annual salary, bonus, director’s fees, or (subject to Board discretion) Common Stock or cash deliverable pursuant to a Stock Option or an Award. Elections as to salary and bonus could only be made annually. The Registrant would establish a special ledger account (“Deferred Compensation Account”) on the books of the Registrant for each electing participant. The Registrant may establish one or more trusts to fund deferred compensation obligations under the Incentive Equity and Deferred Compensation Plan. The accounts of multiple participants may be held under a single trust but in such event each account would be separately maintained and segregated from each other account.

Except in the case of financial hardship, a participant would not receive a distribution, in either a lump sum or in annual installments over a period of up to 10 years as specified by the participant, from his or her Deferred Compensation Account until the earlier of (1) termination of the participant’s employment or directorship with the Registrant, or (2) the death or legal incapacitation of the participant, a “change in control” of the Registrant (as finally defined in any Supplemental Equity Compensation Plan as may be adopted). In addition, a director may, subject to certain restrictions, specify an age to receive distributions of the director’s Deferred Compensation Account. The Board of Directors would have authority, in its sole discretion, to allow an early distribution from a participant’s Deferred Compensation Account in the event of severe financial hardship due to the sudden illness of the participant or a participant’s family member, or the loss of the participant’s property due to casualty or other extraordinary circumstance.

(b) The balance of the information required herein is incorporated by reference to pages 3-4 of the Registrant's Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

The information required herein is incorporated by reference to pages 13-17 of the Registrant's Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required herein is incorporated by reference to pages 23-24 of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

Part IV

Item 15 Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements.

The consolidated financial statements listed below, together with an opinion of KPMG LLP dated March 7, 2005 with respect thereto, are set forth beginning at page 35 of this report under Item 8, “Financial Statements and Supplementary Data,” and are incorporated by reference in response to this Item.

DNB Financial Corporation and Subsidiaries:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Changes in Preferred Stock and Common
Shareholders’ Equity
Notes to Consolidated Financial Statements
Selected Quarterly Financial Data (Unaudited)

(a)(2) Not applicable

(a)(3) Exhibits, pursuant to Item 601 of Regulation S-K.

The exhibits listed on the Index to Exhibits on pages 68 - 69 of this report are incorporated by reference or filed or furnished herewith in response to this Item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNB FINANCIAL CORPORATION

March 10, 2005
BY: /s/ William S. Latoff

William S. Latoff, Chairman of the
Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William J. Hieb	March 10, 2005
William Hieb, President and
Chief Operating Officer

/s/ Bruce E. Moroney	March 10, 2005
Bruce E. Moroney
Chief Financial Officer
(Principal Accounting Officer)

/s/ James H. Thornton	March 10, 2005
James H. Thornton
Vice-Chairman of the Board

/s/ Thomas R. Greenleaf	March 10, 2005
Thomas R. Greenleaf
Director

/s/ James J. Koegel	March 10, 2005
James J. Koegel
Director

/s/ Eli Silberman	March 10, 2005
Eli Silberman
Director

/s/ Mildred C. Joyner	March 10, 2005
Mildred C. Joyner
Director

/s/ Henry F. Thorne	March 10, 2005
Henry F. Thorne
Director

Index to Exhibits

Exhibit No. Under Item
601 of Regulation S-K Description of Exhibit and Filing Information

3	(i)	Amended and Restated Articles of Incorporation, as amended effective June 15, 2001, filed on August 14, 2001, as Item 6(a) to Form 10Q (No. 0-16667) and incorporated herein by reference.
	(ii)	By-laws of the Registrant as amended December 19, 2001, filed on March 24, 2002 at Item 3b to Form 10-K for the fiscal year ended December 31, 2001 (No. 0-16667) and incorporated herein by reference.
4
Registrant has certain debt obligations outstanding, for none of which do the instruments defining holders rights authorize an amount of securities in excess of 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.  Registrant agrees to furnish copies of such agreements to the Commission on request.

10	(a)*
Employment Agreement between DNB First, N.A. and Henry F. Thorne dated December 31, 1996 filed on March 26, 1999 at Item 10.1 to Form 10-K for the fiscal year ended December 31, 1998 (No. 0-16667) and incorporated herein by reference.

(b)*
Change of Control Agreements between DNB Financial Corporation and DNB First, N.A. and the following executive officers each in the form filed on March 26, 1999 at Item 10.2 to Form 10-K for the fiscal year ended December 31, 1998 (No. 0-16667), and incorporated herein by reference: (i) dated May 5, 1998 with Ronald K. Dankanich; Eileen M. Knott and Bruce B. Moroney, (ii) dated July 18, 2000, April 28, 2003 and September 22, 2003 with William J. Hieb and Richard M. Wright, respectively, and (iii) dated December 3, 2004 with Thomas M. Miller.

(c)**
1995 Stock Option Plan of DNB Financial Corporation (as amended and restated, effective as of April 27, 2004), filed on March 29, 2004 as Appendix A to Registrant’s Proxy Statement for its Annual Meeting of Stockholders held April 27, 2004, and incorporated herein by reference.

(d)*
Death Benefit Agreement between DNB First, N.A. and Henry F. Thorne dated November 24, 1999, filed March 20, 2002 as Item 10(d) to Form 10-K for the fiscal year ended December 31, 2001 (No. 0-16667) and incorporated herein by reference.

(e)*
Form of Change of Control Agreements, as amended November 10, 2003, filed on November 14, 2003 as Item 10(e) to Form 8-K (No. 0-16667) and incorporated herein by reference between DNB Financial Corporation and DNB First, N.A. and each of the following Directors: (i) dated November 10, 2005 with James H. Thornton, James J. Koegel and Eli Silberman, and (ii) dated February 23, 2005 with Mildred C. Joyner.

(f)*
Retirement and Change of Control Agreement dated as of February 27, 2002, between DNB Financial Corporation and DNB First, N.A. and Thomas R. Greenleaf, a Director, filed on November 14, 2003 as item 10(f) to Form 8-K (No. 0-16667) and incorporated herein by reference.

(g)*
First Amendment to Employment Agreement of Henry F. Thorne dated December 23, 2003 filed March 29, 2004 as Item 10(g) to Form 10-K for the fiscal year ended December 31, 2003 (No. 0-16667) and incorporated herein by reference.

(h)*
Retirement and Death Benefit Agreement between DNB First, N.A. and Henry F. Thorne dated December 23, 2003 filed March 29, 2004 as Item 10(h) to Form 10-K for the fiscal year ended December 31, 2003 (No. 0-16667) and incorporated herein by reference.

	(i)***	DNB Financial Corp. Incentive Equity and Deferred Compensation Plan, filed herewith.
	(j)*	Retirement Agreement among DNB Financial Corporation, DNB First, N.A. and Henry F. Thorne, dated December 17, 2004, filed herewith.
	(k)*	Change of Control Agreement among DNB Financial Corporation, DNB First, N.A. and William S. Latoff, dated December 17, 2004, filed herewith.
(l)
Agreement of Lease dated February 10, 2005 between Headwaters Associates, a Pennsylvania general partnership, as Lessor, and DNB First, National Association as Lessee for a portion of premises at 2 North Church Street, West Chester, Pennsylvania, filed herewith.

11
Registrant’s Statement of Computation of Earnings Per Share is set forth in Footnote 1 to Registrant’s consolidated financial statements at page 41 of this Form 10-K under Item 8, “Financial Statements and Supplementary Data,” and is incorporated herein by reference.

14		Code of Ethics as amended and restated effective February 23, 2005, filed herewith.
21		List of Subsidiaries, filed herewith.
23		Consent of KPMG LLP, filed herewith.
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer, filed herewith.
31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer, filed herewith.
32.1		Certification of Chief Executive Officer pursuant to Section 906, filed herewith.
32.2		Certification of Chief Financial Officer pursuant to Section 906, filed herewith.

	*	Management contract or compensatory plan arrangement.
	**	Shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.
	***	Non-shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.