Form 10-Q
period 2005-03-31
DNB FINANCIAL CORP /PA/
filed 2005-05-11
CIK 713671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: March 31, 2005
or

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

[X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 Par Value) (Class)	1,975,526 (Shares Outstanding as of May 11, 2005)

DNB FINANCIAL CORPORATION AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DNB Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition (Unaudited)

	March 31	December 31
(Dollars in thousands except share data)	2005	2004
Assets
Cash and due from banks	$ 9,389	$ 9,535
Federal funds sold	1,386	14,586
Cash and cash equivalents	10,775	24,121
AFS investment securities, at fair value	54,935	132,288
HTM investment securities (fair value of $35,108 and $37,095)	35,956	37,475
Loans and leases	242,528	232,577
Allowance for credit losses	(4,448)	(4,436)
Net loans and leases	238,080	228,141
Investment securities sold, not settled	71,118	—
Office property and equipment	7,078	7,186
Bank owned life insurance	6,345	6,295
Other assets	3,353	2,831
Accrued interest receivable	1,815	1,772
Net deferred taxes	1,026	950
Total assets	$430,481	$441,059
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$ 51,520	$ 53,402
Interest-bearing deposits:
NOW	64,464	79,527
Money market	40,824	42,199
Savings	79,702	77,897
Time	65,626	70,119
Total deposits	302,136	323,144
FHLB advances	60,900	61,650
Repurchase agreements	30,961	23,127
Junior subordinated debentures	9,279	5,155
Other borrowings	709	711
Total borrowings	101,849	90,643
Accrued interest payable	854	923
Other liabilities	1,122	1,611
Total liabilities	405,961	416,321
Stockholders’ Equity
Preferred stock, $10.00 par value;
1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value;
10,000,000 shares authorized; 2,176,750 and 2,170,237 issued	2,177	2,170
Treasury stock, at cost; 202,852 shares	(4,488)	(4,488)
Surplus	29,510	29,388
Accumulated deficit	(2,450)	(2,273)
Accumulated other comprehensive loss, net	(229)	(59)
Total stockholders’ equity	24,520	24,738
Total liabilities and stockholders’ equity	$430,481	$441,059

See accompanying notes to consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands except share data)	2005	2004
Interest Income:
Interest and fees on loans	$ 3,640	$ 3,334
Interest and dividends on investment securities:
Taxable	1,250	1,197
Exempt from Federal taxes	242	242
Tax-preferred DRD	31	85
Interest on cash and cash equivalents	44	21
Total interest income	5,207	4,879
Interest Expense:
Interest on NOW, money market and savings	419	241
Interest on time deposits	413	376
Interest on FHLB advances	832	976
Interest on repurchase agreements	106	—
Interest on junior subordinated debentures	82	64
Interest on other borrowings	30	26
Total interest expense	1,882	1,683
Net interest income	3,325	3,196
Provision for credit losses	15	—
Net interest income after provision for credit losses	3,310	3,196
Non-interest Income:
Service charges on deposits	290	312
Wealth management fees	246	211
Increase in cash surrender value of BOLI	50	52
Net (losses) gains on sales of available for sale securities	(699)	46
Other	169	167
Total non-interest income	56	788
Non-interest Expense:
Salaries and employee benefits	2,006	1,722
Furniture and equipment	299	323
Occupancy	230	219
Professional and consulting	256	157
Advertising and marketing	144	89
Printing and supplies	79	101
Other	427	550
Total non-interest expense	3,441	3,161
(Loss) income before income taxes	(75)	823
Income tax (benefit) expense	(154)	154
Net Income	$ 79	$ 669
Earnings per share:
Basic	$0.04	$0.34
Diluted	0.04	0.33
Cash dividends per share	$0.13	$0.12
Weighted average common shares outstanding:
Basic	1,971,510	1,995,134
Diluted	2,005,243	2,041,922

See accompanying notes to consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2005	2004
Cash Flows From Operating Activities:
Net income	$ 79	$ 669
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation, amortization and accretion	344	368
Provision for credit losses	15	—
Net loss (gain) on sale of securities	699	(46)
(Increase) decrease in interest receivable	(43)	71
Increase in other assets	(522)	(254)
Increase in investment in BOLI	(50)	(52)
Decrease in interest payable	(69)	(61)
Decrease (increase) in deferred tax benefit	4	(26)
(Decrease) increase in other liabilities	(489)	181
Net Cash (Used) Provided By Operating Activities	(32)	850
Cash Flows From Investing Activities:
Proceeds from maturities and paydowns - AFS securities	8,220	11,323
Proceeds from maturities and paydowns - HTM securities	1,680	3,191
Purchase of AFS securities	(4,687)	(12,035)
Proceeds from sale of AFS - securities	1,460	5,270
Net increase in loans and leases	(9,954)	(5,251)
Purchase of bank property and equipment, net	(104)	39
Net Cash (Used) Provided By Investing Activities	(3,385)	2,537
Cash Flows From Financing Activities:
Net (decrease) increase in deposits	(21,008)	10,078
Decrease in FHLB advances	(750)	—
Increase in junior subordinated debentures	4,124	—
Proceeds from short term repurchase agreements	7,834	—
Decrease in lease obligations	(2)	(2)
Dividends paid	(256)	(248)
Proceeds from issuance of stock under stock option plan	129	125
Purchase of treasury stock	—	(374)
Net Cash (Used) Provided By Financing Activities	(9,929)	9,579
Net Change in Cash and Cash Equivalents	(13,346)	12,966
Cash and Cash Equivalents at Beginning of Period	24,121	15,582
Cash and Cash Equivalents at End of Period	$10,775	$28,548
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ 1,951	$ 1,745
Income taxes	—	3
Supplemental Disclosure of Non-cash Flow Information:
Change in unrealized losses on AFS securities	$ 250	$ 1,209
Change in deferred taxes due to change in unrealized
losses on AFS securities	(80)	(410)
Investment securities sold, not settled	71,118	—

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, DNB First, National Association (the "Bank") have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior amounts not affecting net income are reclassified when necessary to conform with current period classifications. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results, which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2004.

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

Three Months Ended March 31,
(Dollars in thousands, except per share data)	2005	2004
Net income as reported	$ 79	$ 669
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—
Pro forma net income	$ 79	$ 669

Earnings per share:
Basic - as reported	$ 0.04	$ 0.34
Basic - pro forma	$ 0.04	$ 0.34

Diluted - as reported	$ 0.04	$ 0.33
Diluted - pro forma	$ 0.04	$ 0.33

NOTE 2: EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur from the conversion of common stock equivalents and is computed using the treasury stock method. The difference between basic and diluted EPS, for DNB, is solely attributable to stock options. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. For the three months ended March 31, 2005, there were not any anti-dilutive stock options outstanding. For the three months ended March 31, 2004, 109,765 outstanding stock options were excluded because such options were anti-dilutive. EPS, dividends per share and weighted average shares outstanding have been adjusted to reflect the effects of the 5% stock dividend paid in December 2004. The dilutive effect of stock options on basic earnings per share is presented below.

	Three Months Ended			Three Months Ended
	March 31, 2005			March 31, 2004
(Dollars in thousands ,except share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$ 79	1,971	$0.04	$ 669	1,995	$0.34
Effect of dilutive common stock equivalents - stock options	—	34	—	—	47	(0.01)
Diluted EPS
Income available to common stockholders after assumed conversions	$ 79	2,005	$0.04	$ 669	2,042	$0.33

NOTE 3: TOTAL COMPREHENSIVE (LOSS) INCOME

Comprehensive income includes all changes in stockholders' equity during the period, except those resulting from investments by owners and distributions to owners. Total comprehensive income for all periods consisted of net income and other comprehensive income relating to the change in unrealized (losses) gains on investment securities available for sale. Total comprehensive (loss) income and the related tax effects on each component are shown in the following table.

Net-of-Tax
(Dollars in thousands)	Amount
Three Months Ended March 31, 2005:
Net Income	$ 79
Other Comprehensive Income:
Unrealized holding losses arising during the period	(631)
Reclassification for losses included in net income	461
Total Comprehensive Loss	$ (91)

Three Months Ended March 31, 2004:
Net Income	$ 669
Other Comprehensive Income:
Unrealized holding gains arising during the period	829
Reclassification for gains included in net income	(30)
Total Comprehensive Income	$ 1,468

NOTE 4: COMPOSITION OF LOAN AND LEASE PORTFOLIO

The following table sets forth information concerning the composition of total loans and leases outstanding, as of the dates indicated.

	March 31	December 31
(Dollars in thousands)	2005	2004
Commercial mortgage	$ 90,980	$ 87,795
Commercial term	62,829	63,595
Consumer	43,779	43,210
Residential mortgage	24,530	18,677
Commercial Leases	20,410	19,300
Gross loans and leases	242,528	232,577
Less allowance for credit losses	(4,448)	(4,436)
Net loans and leases	$ 238,080	$ 228,141

NOTE 5: JUNIOR SUBORDINATED DEBENTURES

DNB has two issuances of junior subordinated debentures (the "debentures") as follows:

DNB Capital Trust I

DNB’s first issuance of junior subordinated debentures was on July 20, 2001. This issuance of debentures are floating rate and were issued to DNB Capital Trust I, a Delaware business trust in which DNB owns all of the common equity. DNB Capital Trust I issued $5.0 million of floating rate (6 month Libor plus 3.75%, with a cap of 12%) capital preferred securities ("TruPS") to a qualified institutional buyer. The proceeds of these securities were used by the Trust, along with DNB's capital contribution, to purchase $5,155,000 principal amount of DNB's floating rate junior subordinated debentures. The preferred securities are redeemable by DNB on or after July 25, 2006, or earlier in the event of certain adverse tax or bank regulatory developments. The preferred securities must be redeemed upon maturity of the debentures on July 25, 2031.

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

DNB Capital Trust II

On March 30, 2005, the Registrant completed a $4 million Trust Preferred Securities private offering. The Registrant issued the Trust Preferred Securities through its wholly owned Delaware business trust subsidiary, DNB Capital Trust II, to a qualified institutional buyer. The Trust Preferred Securities bear an interest rate of 6.56% for the first 5 years and a rate of 3-month LIBOR plus 1.77% thereafter, payable quarterly. The proceeds of these securities were used by the Trust, along with DNB's capital contribution, to purchase $4.1 million principal amount of DNB's floating rate junior subordinated debentures. The preferred securities are redeemable by DNB on or after May 23, 2010, or earlier in the event of certain adverse tax or bank regulatory developments. The preferred securities must be redeemed upon maturity of the debentures on May 23, 2035.

NOTE 6: RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based compensation payments. SFAS 123(R) is effective for all interim and annual periods beginning after June 15, 2005. The Company is currently evaluating the impact of SFAS 123(R) on its operating results and financial condition. See Note 1 to the Financial Statements for DNB’s disclosure of the retrospective impact of fair value accounting for stock options. DNB has granted stock option in the past, however, all stock options issued have vested immediately. The adoption of Statement No. 123R, will not have a negative impact on earnings for any option issued prior to December 31, 2005. Effective January 1, 2006, DNB does not anticipate recording expense significantly different than what is presented in Note 1 to the financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF DNB'S BUSINESS AND BUSINESS STRATEGY

DNB Financial Corporation is a bank holding company whose bank subsidiary, DNB First, National Association (the “Bank”) is a nationally chartered commercial bank with trust powers, and a member of the FDIC. DNB provides a broad range of banking services to individual and corporate customers through its nine full service community offices located throughout Chester County, Pennsylvania. The Bank opened a new lending and wealth management center in Newtown Square, Pennsylvania, representing the Bank’s initial entry into Delaware County, Pennsylvania, and has signed an agreement to lease an additional branch office in downtown West Chester, Pennsylvania, the county seat for Chester County, but does not expect to take occupancy or begin operations there until after September 1, 2005. DNB is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. DNB funds all these activities with retail and business deposits and borrowings. Through its DNB Advisors division, the Bank provides wealth management and trust services to individuals and businesses. The Bank and its subsidiary, DNB Financial Services, Inc. through the name “DNB Financial Services,” make available certain non-depository products and services, such as securities brokerage, mutual funds, life insurance and annuities.

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

Previously, management announced that it had developed a comprehensive plan designed to reposition its balance sheet and improve core earnings. As part of the plan, management announced its intentions to substantially reduce the size of its investment portfolio and expand its loan portfolio through new originations, increased loan participations, as well as strategic loan and lease receivable purchases. Management also intends to reduce the absolute level of borrowings with cash flows from existing loans and investments as well as from new core deposit growth.

For the three-month period ended March 31, 2005, DNB has grown its loan and lease portfolio by $10.0 million and reduced the overall investment securities portfolio by $7.8 million. The absolute level of borrowings increased by $11.2 million, however, this was mostly attributable to growth in lower costing customer repurchase agreements.

DNB took advantage of the current rate environment to restructure a significant portion of its investment securities portfolio. Management sold $73.3 million of structured securities, government agency stock, longer-term municipal securities, as well as corporate securities. DNB is investing the majority of the proceeds into higher yielding agency mortgage-backed securities, agency bonds and municipal securities. Management believes that the restructured portfolio will result in more stable earnings and cash flow, as well as improved value metrics.

DNB's financial objectives are focused on growing earnings per share on a diluted basis and return on average equity. In order to achieve its financial objectives, DNB’s 5-Year Strategic Plan focuses on the following strategies:

• Grow loans and diversify the mix
• Reduce the size of the investment portfolio
• Reduce long-term borrowings
• Enhance the branch network and alternative delivery options
• Focus on profitable customer segments
• Grow and diversify non-interest income

Management’s strategies are designed to direct DNB’s tactical investment decisions and support financial objectives. DNB’s most significant revenue source continues to be net interest income, defined as total interest income less interest expense. To produce net interest income and consistent earnings growth over the long-term, DNB must generate loan and deposit growth at acceptable economic spreads within its market area. To generate and grow loans and deposits, DNB must focus on a number of areas including, but not limited to, the economy, branch expansion, sales practices, customer satisfaction and retention, competition, customer behavior, technology, product innovation and credit performance of its customers.

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

RECENT DEVELOPMENTS

The most recent Federal Reserve Board report as of March 9, 2005 suggested that the nation’s economy continued to expand at a moderate pace since the report of December 1, 2004. All twelve of the Federal Reserve districts reported expanding economic activity.

National Trends
Overall consumer spending was steady to up moderately, with a number of districts noting sluggish auto sales. Retailers were mostly satisfied with current inventory levels and were generally optimistic about the outlook. Travel and tourism activity were characterized as strong, with few exceptions. Reports from most other service industries also showed improvement. Nearly all districts reported continued expansion in manufacturing activity. Housing markets and residential construction activity were described as robust in most areas, but commercial real estate markets were mixed. Most districts reported little change in overall loan demand, though a few districts indicated some pickup in the last quarter.

Labor markets strengthened in almost all districts; while wages continued to increase at a moderate pace. Employers in many districts reported ongoing pressures from higher benefit costs. Many districts reported increased difficulty in locating skilled workers for at least some industries. A number of districts reported increases in prices for manufactures and materials, but others noted some easing of input costs. Prices of consumer goods and services were mixed but relatively flat, on balance.

Local Trends
Business conditions in the Third District (Philadelphia) improved during the quarter. Manufacturers reported rises in orders and shipments. Retail sales of general merchandise were up modestly. Auto sales rose slightly from January to February but remained below 2004’s level. Banks and other lending institutions reported that lending continued on an upward trend. The commercial real estate market conditions were described as steady. Residential real estate agents indicated that existing home sales were running at a steady pace, with continuing price appreciation. Homebuilders generally reported a pickup in sales in February 2005 after a slowdown in December 2004 and January 2005.

The Third District business community generally expects further improvement in the region’s economy in the months ahead, subject to any dampening effects that anticipated rate hikes may have. Manufacturers expect increases in shipments and orders during the next six months. Retailers anticipate moderate year-over-year gains during the spring sales season, but auto dealers say the outlook is uncertain. Bankers forecast a continued rise in overall lending, with gains in business and home equity lending. Commercial real estate companies expect market conditions to improve during the year. Residential real estate agents foresee a pickup in home sales during the spring, but they expect sales for the year as a whole to be somewhat below last year.

Overall, both the national and regional economies showed signs of improvement; however, the uncertainty regarding the future of interest rates and the increase in prices of other goods and services indicate a moderate to high level of risk.

MATERIAL CHALLENGES, RISKS AND OPPORTUNITIES

The following is a summary of changes to material challenges, risks and opportunities DNB has faced during the first three months in 2005.

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

The principal objective of the Bank’s interest rate risk management is to evaluate the interest rate risk included in certain on and off balance sheet accounts, determine the level of risk appropriate given the Bank’s business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with approved guidelines. Through such management, the Bank seeks to reduce the vulnerability of its operations to changes in interest rates. The Bank’s Asset Liability Committee (the “ALCO”) is responsible for reviewing the Bank’s asset/liability policies and interest rate risk position and making decisions involving asset liability considerations. The ALCO meets on a monthly basis and reports trends and the Bank’s interest rate risk position to the Board of Directors. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Bank.

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

One measure of interest rate risk is net interest income simulation analysis. The ALCO utilizes simulation analysis, whereby the model estimates the variance in net interest income with a change in interest rates of plus or minus 300 basis points over a twelve-month period. Given today’s rising interest rate environment, our simulation model measures the effect that a 100 through 300 basis point increase in rates or the effect a 100 basis point decline would have on earnings. Recent simulations indicate that net interest income would be within policy guidelines regardless of the direction of market rates.

Liquidity and Market Risk Management. Liquidity is the ability to meet current and future financial obligations. The Bank further defines liquidity as the ability to respond to deposit outflows as well as maintain flexibility to take advantage of lending and investment opportunities. The Bank’s primary sources of funds are operating earnings, deposits, principal and interest payments on loans, proceeds from loan sales, sales and maturities of mortgage-backed and investment securities, and FHLB advances. The Bank uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, mortgage prepayments, loan and security sales and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition.

The objective of DNB’s asset/liability management function is to maintain consistent growth in net interest income within DNB’s policy limits. This objective is accomplished through the management of liquidity and interest rate risk, as well as customer offerings of various loan and deposit products. DNB maintains adequate liquidity to meet daily funding requirements, anticipated deposit withdrawals, or asset opportunities in a timely manner. Liquidity is also necessary to meet obligations during unusual, extraordinary or adverse operating circumstances, while avoiding a significant loss or cost. DNB’s foundation for liquidity is a stable deposit base as well as a marketable investment portfolio that provides cash flow through regular maturities or that can be used for collateral to secure funding in an emergency.

Credit Risk Management. DNB defines credit risk as the risk of default by a customer or counter-party. The objective of DNB’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis as well as to limit the risk of loss resulting from an individual customer default. Credit risk is managed through a combination of underwriting, documentation and collection standards. DNB’s credit risk management strategy calls for regular credit examinations and quarterly management reviews of large credit exposures and credits experiencing credit quality deterioration. DNB’s loan review procedures provide objective assessments of the quality of underwriting, documentation, risk grading and charge-off procedures, as well as an assessment of the allowance for credit loss reserve analysis process.

Competition. In addition to the challenges related to the interest rate environment, community banks in Chester County have been experiencing increased competition from large regional and international banks entering DNB’s marketplace through mergers and acquisitions. Competition for loans and deposits has negatively affected DNB’s net interest margin. To compensate for the increased competition, DNB, along with other area community banks, has aggressively sought and marketed customers who have been disenfranchised by these mergers. To attract these customers, DNB has introduced new deposit products, such as the Partnership Banking Program, the Platinum Account, the Executive and Employee Package as well as the Business Package. In addition, DNB has introduced Market Managers and Personal Bankers to serve the special banking needs of its clients.

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

In management's opinion, the most critical accounting policies and estimates impacting DNB's consolidated financial statements are listed below. These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. For a complete discussion of DNB's significant accounting policies, see the footnotes to DNB Consolidated Financial Statements for the fiscal year ended December 31, 2004, incorporated in DNB's 10-K for the year ended December 31, 2004.

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

Management uses significant estimates to determine the allowance for credit losses. Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB’s control, management’s estimate of the amount necessary to absorb allowance for credit losses and actual credit losses could differ. DNB’s current judgment is that the valuation of the allowance for credit losses remains appropriate at March 31, 2005. For a description of DNB’s accounting policies in connection with its allowance for credit losses, see, “Allowance for Credit Losses”, in Management’s Discussion and Analysis.

2. Realization of deferred income tax items. Estimates of deferred tax assets and deferred tax liabilities make up the asset category titled “net deferred taxes”. These estimates involve significant judgments and assumptions by management, which may have a material impact on the carrying value of net deferred tax assets for financial reporting purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance would be established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available. For a more detailed description of these items, refer to Footnote 11 (Federal Income Taxes) to DNB’s audited consolidated financial statements for the fiscal year ended December 31, 2004.

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

The Footnotes to DNB's most recent Consolidated Financial Statements as set forth in DNB's Annual Report 10-K identify other significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of DNB and its results of operations.

FINANCIAL CONDITION

DNB's total assets were $430.5 million at March 31, 2005 compared to $441.1 million at December 31, 2004.

Investment Securities. Investment securities at March 31, 2005 were $90.9 million compared to $169.8 million at December 31, 2004. The decrease in investment securities was primarily due $83.3 million in normal principal pay-downs, maturities and investment sales offset by the purchase of $4.7 million in investment securities as well as a $300,000 downward mark to market adjustment relating to the AFS investment portfolio. At March 31, 2005, DNB had a receivable for $71.1 million out of the $83.3 million of the investment securities sold that had not settled.

Gross Loans and Leases. Loans and leases were $242.5 million at March 31, 2005 compared to $232.6 million at December 31, 2004. DNB continued to grow its loan and lease portfolio during the quarter and increased total loans and leases by $10.0 million or 4.3%. Residential real estate loans, primarily variable rate, grew $5.9 million, while commercial loans and commercial leases grew $2.4 million and $1.1 million, respectively. In order to continue building its loan portfolio and diversify its credit risk, DNB has plans to open a loan production office in Newtown Square, Delaware County, Pennsylvania during the early part of May 2005.

Investment Securities sold, not settled. Investment securities sold, not settled were $71.1 million at March 31, 2005. As part of its previously announced balance sheet repositioning, DNB took advantage of the current rate environment to restructure a significant portion of its investment securities portfolio. Overall, Management sold $73.3 million of structured securities, government agency stock, longer-term municipal securities, as well as corporate securities, resulting in an aggregate net $699,000 pre-tax loss, or $461,000 after-tax. DNB is investing the majority of the proceeds into higher yielding agency mortgage-backed securities, agency bonds and municipal securities. Management believes that the restructured portfolio will result in more stable earnings and cash flow, as well as improved value metrics. For the remaining nine months of 2005, the higher yielding investment securities that were purchased with the proceeds are projected, at their current rates of income, to add $415,000 pre-tax, or $285,000 after-tax, which will offset a majority of the loss recognized during the first quarter. Management expects the net impact resulting from these investment transactions on DNB’s 2005 earnings will approximate an after-tax loss of $176,000, or $0.09 per share on a diluted basis; however, this outcome is subject to a number of contingencies including, for example, DNB’s marginal tax rate for the year and the actual rates of income ultimately earned by the new investments.

Deposits. Deposits were $302.1 million at March 31, 2005 compared to $323.1 million at December 31, 2004. Deposits decreased $21.0 million or 6.5% during the first three months in 2005. Most of this decline was attributable to larger deposits relating to government and estate accounts that were withdrawn during the period.

Borrowings. Borrowings were $101.9 million at March 31, 2005 compared to $90.6 million at December 31, 2004. The increase of $11.3 million, or 12.4% was primarily related to an increase of $7.8 million in repurchase agreements and $4.1 million in junior subordinated debentures. The increase in repurchase agreements was the result of expanding DNB’s cash management services by focusing on commercial customers and providing them with the ability to sell excess funds to DNB through repurchase agreements. Repurchase agreements have helped to compliment DNB’s existing funding sources while providing low cost borrowings to DNB’s balance sheet. The increase in junior subordinated debentures was related to a private offering of $4.1 million Trust Preferred Securities, which was completed during the first quarter of 2005 and is discussed in more detail in Footnote 5 (“Junior Subordinated Debentures”) on page 8.

Stockholder’s Equity. Stockholders' equity was $24.5 million at March 31, 2005 compared to $24.7 million at December 31, 2004. The decrease in stockholder’s equity was primarily a result of cash dividends paid and a increase in accumulated other comprehensive loss, offset by cash proceeds received on the issuance of common stock resulting from stock option exercises and year-to-date earnings. The Corporation's common equity position at March 31, 2005 exceeds the regulatory required minimums as disclosed on page 20.

RESULTS OF OPERATIONS

SUMMARY

Net income was $79,000 and earnings per share on a diluted basis was $.04 for the three-month period ended March 31, 2005 compared to net income of $669,000 and earnings per share on a diluted basis of $.33 for the same period ending March 31, 2004. The significant reduction in earnings for the first quarter of 2005 was primarily due to investment portfolio restructuring costs totaling $699,000, which is described in detail below.

Investment Portfolio Restructure
As part of its previously announced balance sheet repositioning, DNB took advantage of the current rate environment to restructure a significant portion of its investment securities portfolio. Management sold $73.3 million of structured securities, government agency stock, longer-term municipal securities, as well as corporate securities, resulting in an aggregate net $699,000 pre-tax loss, or $461,000 after-tax. DNB is investing the majority of the proceeds into higher yielding agency mortgage-backed securities, agency bonds and municipal securities. Management believes that the restructured portfolio will result in more stable earnings and cash flow, as well as improved value metrics. For the remaining nine months of 2005, the higher yielding investment securities that were purchased with the proceeds are projected, at their current rates of income, to add $415,000 pre-tax, or $285,000 after-tax, which will offset a majority of the loss recognized during the first quarter. Management expects the net impact resulting from these investment transactions on DNB’s 2005 earnings will approximate an after-tax loss of $176,000, or $0.09 per share on a diluted basis; however, this outcome is subject to a number of contingencies including, for example, DNB’s marginal tax rate for the year and the actual rates of income ultimately earned by the new investments.

NET INTEREST INCOME

DNB's earnings performance is primarily dependent upon its level of net interest income, which is the excess of interest income over interest expense. Interest income includes interest earned on loans, investments and federal funds sold and interest-earning cash, as well as loan fees and dividend income earned on investment securities. Interest expense includes interest on deposits, FHLB advances, repurchase agreements, Federal funds purchased and other borrowings.

Net interest income was $3.3 million for the three-months ended March 31, 2005, compared to $3.2 million for the same period in 2004. The increase in net interest income was primarily attributable to an increase of interest and fees on loans and leases, which was a result of growth in the loan and lease portfolio. The average balances on the loan and lease portfolio was $234.7 million for the three-month period ended March 31, 2005 compared to $204.4 million for the same period in 2004. The yield on interest-earning assets for the quarter was 5.21%, compared to 5.33% for the same period in 2004. Interest expense for the quarter was $1.9 million compared to $1.7 million for the same period in 2004. The increase of $199,000 was primarily attributable to higher interest rates resulting from a 175 basis point increase in the federal funds rate over the last year. The costs of deposits increased to 1.09% for the quarter, compared to .86% for the same period in 2004. The net interest margin for the three months ended March 31, 2005 was 3.36%, compared to 3.55% for the same period in 2004.

Interest on loans and leases was $3.6 million for the three-month period ended March 31, 2005, compared to $3.3 million for the same period in 2004. The average balance of loans and leases was $234.7 million with an average yield of 6.27% for the three-month period ended March 31, 2005 compared to an average balance of $204.4 million with an average yield of 6.57% for the same period in 2004. The increase in the average balance is the result of management’s increased origination efforts towards growing DNB’s loan and lease portfolio. DNB has added additional commercial loan officers and business bankers to aggressively originate loans. The decrease in yield is primarily the result of a low and declining interest rate environment relating to long-term rates in recent years as well as the impact of competition for loans in Chester County. Please refer to the discussion on “Competition” on page 12.

Interest and dividends on investment securities was $1.5 million for the three-month period ended March 31, 2005, compared to $1.5 million for the same period in 2004. The average balance on investment securities was $165.4 million with an average yield of 4.01% for the three-month period ended March 31, 2005 compared to $168.2 million with an average yield of 3.99% for the same period in 2004. The decrease in the average balance was part of DNB’s strategic plan to reduce the size of its investment portfolio. The nominal increase in yield was primarily due to slower prepayment speeds on mortgage related products, which led to lower levels of premium amortization on such securities.

Interest on deposits was $832,000 for the three-month period ended March 31, 2005, compared to $617,000 for the same period in 2004. The average balance on interest-bearing deposits was $309.5 million with an average rate of 1.09% for the three-month period ended March 31, 2005 compared to $286.8 million with an average rate of .87% for the same period in 2004. The increase in the average balance was primarily the result of increased deposit relationships. The increase in rate was primarily attributable to higher interest rates resulting from a 175 basis points increase in the federal funds rate over the last year.

Interest on borrowings was $1.1 million for the three-month period ended March 31, 2005, compared to $1.1 million for the same period in 2004. The average balance on borrowings was $93.2 million with an average rate of 4.57% for the three-month period ended March 31, 2005 compared to $89.4 million with an average rate of 4.83% for the same period in 2004. The increase in the average balance was attributable to growth in customer repurchase agreements, which was offset by the repayment of FHLB borrowings. The decrease in rate was associated with lower costing repurchase agreements that replaced higher costing FHLB advances.

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

The Rate / Volume Analysis presented in the table below is on a tax-equivalent and GAAP basis. The reconciling difference between the Rate / Volume analysis presented on a tax-equivalent basis and the Rate / Volume analysis presented on a GAAP basis is disclosed below as well. Although DNB believes that the non-GAAP financial measures included in the Rate / Volume Analysis table enhance investor’s understanding of DNB’s business and performance, and DNB management uses these non-GAAP financial measures in evaluating DNB’s performance, these non-GAAP financial measures should not be considered an alternative to GAAP.

	Tax-Equivalent Basis			GAAP Basis			Reconciling
Rate / Volume Analysis	Three Months Ended March 31,			Three Months Ended March 31,			Difference
	2005 Compared to 2004			2005 Compared to 2004			Due to Tax
	Change Due To			Change Due To			Equivalent
(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total	Interest
Interest-earning assets:
Loans and leases	$ (179)	$ 495	$ 316	$ (189)	$ 495	$ 306	$ 10
Investment securities:
Taxable	61	(8)	53	61	(8)	53	—
Tax-exempt	(24)	24	—	(24)	24	—	—
Tax-preferred DRD	(35)	(33)	(68)	(21)	(33)	(54)	(14)
Cash and cash equivalents	35	(12)	23	35	(12)	23	—
Total	(143)	466	323	(138)	466	328	(4)
Interest-bearing liabilities:
Savings deposits	24	154	178	24	154	178	—
Time deposits	46	(9)	37	46	(9)	37	—
FHLB advances	137	(281)	(144)	137	(281)	(144)	—
Repurchase agreements	—	106	106	—	106	106	—
Junior subordinated debentures	16	2	18	16	2	18	—
Other borrowings	2	2	4	2	2	4	—
Total	225	(26)	199	225	(26)	199	—
Net interest income	$ (368)	$ 492	$ 125	$ (363)	$ 492	$ 129	$ (4)

ALLOWANCE FOR CREDIT LOSSES

To provide for known and inherent losses in the loan and lease portfolios, DNB maintains an allowance for credit losses. Provisions for credit losses are charged against income to increase the allowance when necessary. Loan and lease losses are charged directly against the allowance and recoveries on previously charged-off loans and leases are added to the allowance. In establishing its allowance for credit losses, management considers the size and risk exposure of each segment of the loan and lease portfolio, past loss experience, present indicators of risk such as delinquency rates, levels of non-accruals, the potential for losses in future periods, and other relevant factors. Management’s evaluation of the loan and lease portfolio generally includes reviews of problem borrowers of $100,000 or greater. Consideration is also given to examinations performed by regulatory agencies, primarily the Office of the Comptroller of the Currency (“OCC).

In establishing and reviewing the allowance for adequacy, Management establishes the allowance for credit losses in accordance with generally accepted accounting principles in the United States and the guidance provided in the Securities and Exchange Commission’s Staff Accounting Bulletin 102 (SAB 102). Its methodology for assessing the appropriateness of the allowance consists of several key elements which include: specific allowances for identified problem loans; formula allowances for commercial and commercial real estate loans; and allowances for pooled homogenous loans as well as an allowance for un-funded commitments. As a result, management has taken into consideration factors and variables which may influence the risk of loss within the loan portfolio, including: (i) trends in delinquency and non-accrual loans; (ii) changes in the nature and volume of the loan portfolio; (iii) effects of any changes in lending policies; (iv) experience, ability, and depth of management/quality of loan review; (v) national and local economic trends and conditions; (vi) concentrations of credit; and (vii) effect of external factors on estimated credit losses. The unallocated portion of the allowance is intended to provide for probable losses that are not otherwise identifiable such as (i) the effect of expansion into new markets or lines of business that are not as familiar as DNB’s current market or business lines; (ii) the risk that the information we receive from our borrowers is inaccurate or misleading and (iii) the non-quantifiable impact that a terrorist action or threat of action may have on a particular industry. In addition, DNB reviews historical loss experience for the commercial real estate, commercial, residential real estate, home equity and consumer installment loan pools to determine a historical loss factor. The historical loss factors are then applied to the current portfolio balances to determine the required reserve percentage for each loan pool based on risk rating.

DNB’s percentage of allowance for credit losses to total loans and leases was 1.83% at March 31, 2005 compared to 1.91% at December 31, 2004. Management’s opinion is that the allowance for credit losses was adequate and provided for known and inherent credit losses.
The following table summarizes the changes in the allowance for credit losses for the periods indicated.

(Dollars in thousands)	Three Months Ended March 31, 2005	Year Ended December 31, 2004	Three Months Ended March 31, 2004
Beginning balance	$4,436	$4,559	$4,559
Provisions	15	—	—
Charged-off	(8)	(188)	(105)
Recoveries	5	65	36
Ending balance	$4,448	$4,436	$4,490

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

Non-interest income for the three-month period ended March 31, 2005 was $56,000, compared to $788,000 for the same period in 2004. The $732,000 decline was primarily due to a decrease of $745,000 of investment security losses / gains. The other items representing non-interest income mentioned above was $755,000 for the three-month period ended March 31, 2005, which was relatively consistent with the $742,000 from the same period in 2004.

NON-INTEREST EXPENSE

Non-interest expense includes salaries & employee benefits, furniture & equipment, occupancy, professional & consulting fees as well as printing & supplies, marketing and other less significant expense items. Non-interest expense for the quarter was $3.4 million, compared to $3.2 million for the same period in 2004. The $280,000 increase was related to higher salary expenses and related taxes associated with additions to the Bank’s lending staff, as well as increased professional & consulting fees.

INCOME TAXES

An income tax benefit of $154,000 was recognized for the three-month period ended March 31, 2005 compared to a $154,000 tax expense for the same period in 2004. Income tax expense (benefit) for each period differs from the amount determined at the statutory rate of 34% due to tax-exempt income on loans and investment securities, DNB's ownership of BOLI policies, tax credits recognized on low-income housing limited partnership being greater than taxable income, along with the reversal of a portion of a previously recorded valuation allowance of $29,000.

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

The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, (iii) troubled debt restructurings other than those included in items (i) and (ii), and (iv) OREO as a result of foreclosure or voluntary transfer to DNB. DNB did not have any OREO at the end of all reported periods.

Non-Performing Assets
(Dollars in thousands)	March 31, 2005	December 31, 2004	March 31, 2004
Loans and leases:
Non-accrual	$ 1,542	$ 389	$2,521
90 days past due and still accruing	4	36	145
Troubled debt restructurings	—	—	—
Total non-performing loans and leases	1,546	425	2,666
Other real estate owned	—	—	—
Total non-performing assets	$ 1,546	$ 425	$2,666

The following table sets forth DNB's asset quality and allowance coverage ratios at the dates indicated:

	March 31, 2005	December 31, 2004	March 31, 2004
Asset quality ratios:
Non-performing loans to total loans	0.6%	0.2%	1.3%
Non-performing assets to total assets	0.4	0.1	0.6
Allowance for credit losses to:
Total loans and leases	1.8	1.9	2.2
Non-performing loans and leases	287.7	1,043.8	168.4

Included in the loan and lease portfolio are loans for which DNB has ceased the accrual of interest. Loans of approximately $1.5 million, $400,000 and $2.5 million were on a non-accrual basis at March 31, 2005, December 31, 2004, and March 31, 2004, respectively. DNB also had loans of approximately $4,000, $36,000 and $145,000 that were more than 90 days delinquent, but still accruing interest at March 31, 2005, December 31, 2004, and March 31, 2004, respectively. If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

(Dollars in thousands)	March 31, 2005	December 31, 2004	March 31, 2004
Interest income which would have been
Recorded under original terms	$ 28	$ 31	$ 47
Interest income recorded during the year	(8)	(5)	(37)
Net impact on interest income	$ 20	$ 26	$ 10

Information regarding impaired loans is as follows:

(Dollars in thousands)	March 31, 2005	December 31, 2004	March 31, 2004
Total recorded investment	$ 1,287	$ o 216	$ 2,159
Average recorded investment	1,287	1,083	2,153
Specific allowance allocation	455	—	—
Total cash collected	95	2,249	43
Interest income recorded	—	133	37

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

At March 31, 2005, DNB had $46.4 million in un-funded loan commitments. Management anticipates these commitments will be funded by means of normal cash flows. Certificates of deposit greater than $100,000 scheduled to mature in one year or less from March 31, 2005 totaled $42.7 million. Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in Federal funds sold or by pay-downs and maturities of loans and investments.

At the end of March 2005, DNB completed a private offering of $4 million Trust Preferred Securities. DNB invested the majority of the proceeds into the Bank to increase the Bank’s capital levels and legal lending limit.

Effective April 11, 2005, the Federal Reserve Board adopted a final rule to allow the continued inclusion of outstanding and prospective issuances of trust preferred securities in the tier 1 capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The Board also limited the aggregate amount of cumulative perpetual preferred stock, trust preferred securities, and minority interests in the equity accounts of certain consolidated subsidiaries (collectively, “restricted core capital elements”) included in the tier 1 capital of bank holding companies to a percentage of the sum of core capital elements, net of goodwill less any associated deferred tax liability. The quantitative limits will become effective after a five-year transition period at the end of the first quarter of 2009. In addition, the Board proposed to revise the qualitative standards for capital instruments included in regulatory capital consistent with longstanding Board policies. These proposals were intended to address supervisory concerns, competitive equity considerations, and changes in generally accepted accounting principles. Management does not anticipate that the Federal Reserve Board's proposal will have a material adverse impact on DNB, the Bank or their regulatory capital ratio compliance.

The following table summarizes data and ratios pertaining to the Corporation and the Bank's capital structure.

		For Capital			To Be Well Capitalized Under Prompt Corrective
	Actual	Adequacy Purposes			Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation

March 31, 2005:
Total risk-based capital	$36,941	13.19%	$22,414	8.00%	$28,018	10.00%
Tier 1 capital	33,305	11.89	11,207	4.00	16,811	6.00
Tier 1 (leverage) capital	33,305	7.76	17,178	4.00	21,4727	5.00
December 31, 2004:
Total risk-based capital	$32,778	11.96%	$21,917	8.00%	$27,396	10.00%
Tier 1 capital	29,341	10.71	10,959	4.00	16,438	6.00
Tier 1 (leverage) capital	29,341	6.75	17,389	4.00	21,737	5.00

DNB First, N.A.

March 31, 2005:
Total risk-based capital	$36,868	13.17%	$22,395	8.00%	$27,994	10.00%
Tier 1 capital	33,232	11.87	11,198	4.00	16,796	6.00
Tier 1 (leverage) capital	33,232	7.74	17,166	4.00	21,458	5.00
December 31, 2004:
Total risk-based capital	$32,750	11.97%	$21,894	8.00%	$27,368	10.00%
Tier 1 capital	29,316	10.71	10,947	4.00	16,421	6.00
Tier 1 (leverage) capital	29,316	6.75	17,366	4.00	21,707	5.00

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes Modified Duration of Equity and Economic Value of Equity ("EVE") models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different if rates change. Results falling outside prescribed ranges require action by management. At March 31, 2005 and December 31, 2004, DNB's variance in the economic value of equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the table below. The change as a percentage of the present value of equity with a 200 basis point increase or decrease at March 31, 2005 and December 31, 2004, was within DNB's negative 25% guideline.

	March 31, 2005					December 31, 2004
Change in rates	Flat	-200bp		+200bp		Flat	-200bp		+200bp
EVPE	$53,654	$45,759		$53,004		$40,712	$33,327		$36,297
Change		(7,895)		(650)			(7,385)		(4,415)
Change as a % of assets		(1.8%	)	(0.2%	)		(1.7%	)	(1.0%	)
Change as a % of PV equity		(19.4%	)	(1.6%	)		(18.1%	)	(10.9%	)

ITEM 4 - CONTROLS AND PROCEDURES

DNB’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2005, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that DNB’s current disclosure controls and procedures are effective and timely, providing them with material information relating to DNB and its subsidiaries required to be disclosed in the report DNB files under the Exchange Act.

Management of DNB is responsible for establishing and maintaining adequate internal control over financial reporting for DNB, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

There was no change in the DNB’s “internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, DNB’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The following table provides information on repurchases by DNB of its common stock in each month of the quarter ended March 31, 2005:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1 , 2005 - January 31, 2005	—	$—	—	138,398
February 1, 2005 - February 28, 2005	—	—	—	138,398
March 1, 2005 - March 31, 2005	—	—	—	138,398
Total	—	$—	—	138,398

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

Exhibits required by Item 601 of Regulation S-K.

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

(i)***
DNB Financial Corp. Incentive Equity and Deferred Compensation Plan, filed March 10, 2005 as item 10(i) to Form 10-K for the fiscal year-ended December 31, 2004 (No. 0-16667) and incorporated herein by reference.

(j)*
Retirement Agreement among DNB Financial Corporation, DNB First, N.A. and Henry F. Thorne, dated December 17, 2004, filed March 10, 2005 as Item 10(i) to Form 10-K for the fiscal year ended December 31, 2004 (No. 0-16667) and incorporated herein by reference.

(k)*
Change of Control Agreement among DNB Financial Corporation, DNB First, N.A. and William S. Latoff, dated December 17, 2004, filed March 10, 2005 as Item 10(i) to Form 10-K for the fiscal year ended December 31, 2004 (No. 0-16667) and incorporated herein by reference.

(l)
Agreement of Lease dated February 10, 2005 between Headwaters Associates, a Pennsylvania general partnership, as Lessor, and DNB First, National Association as Lessee for a portion of premises at 2 North Church Street, West Chester, Pennsylvania, filed March 10, 2005 as Item 10(i) to Form 10-K for the fiscal year ended December 31, 2004 (No. 0-16667) and incorporated herein by reference.

(m)
Marketing Services Agreement between TSG, INC., a Pennsylvania business corporation (the "Service Provider") for which Eli Silberman, a Director of Registrant, is the President and owner dated April 11, 2005, filed herewith.

	(n)**	Form of Stock Option Agreement for grants prior to 2005 under the Registrant’s Stock Option Plan, filed herewith.
	(o)**	Form of Nonqualified Stock Option Agreement for April 18, 2005 and subsequent grants under the Stock Option Plan, filed herewith.
11		Registrant’s Statement of Computation of Earnings Per Share. The information for this Exhibit is incorporated by reference to page 7 of this Form 10-Q.
14		Code of Ethics as amended and restated effective February 23, 2005, filed herewith.
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer, and incorporated herein by reference.
31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer, and incorporated herein by reference.
32.1		Certification of Chief Executive Officer pursuant to Section 906, and incorporated herein by reference.
32.2		Certification of Chief Financial Officer pursuant to Section 906, and incorporated herein by reference.

	*	Management contract or compensatory plan arrangement.
	**	Shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.
	***	Non-shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNB FINANCIAL CORPORATION

May 11, 2005	BY:	/s/ William S. Latoff
William S. Latoff, Chairman of the Board and Chief Executive Officer

May 11, 2005	BY:	/s/ Bruce E. Moroney
Bruce E. Moroney, Chief Financial Officer and Executive Vice President