Form 10-Q
period 2005-06-30
DNB FINANCIAL CORP /PA/
filed 2005-08-15
CIK 713671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: June 30, 2005
or

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

[X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 Par Value)	1,978,360
(Class)	(Shares Outstanding as of
August 15, 2005)

DNB FINANCIAL CORPORATION AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DNB Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition (Unaudited)

	June 30	December 31
(Dollars in thousands except share data)	2005	2004
Assets
Cash and due from banks	$11,683	$9,535
Federal funds sold	4,718	14,586
Cash and cash equivalents	16,401	24,121
AFS investment securities, at fair value	128,252	132,288
HTM investment securities (fair value of $32,651 and $37,095)	33,163	37,475
Loans and leases	261,313	232,577
Allowance for credit losses	(4,484)	(4,436)
Net loans and leases	256,829	228,141
Office property and equipment	7,000	7,186
Bank owned life insurance	6,392	6,295
Other assets	3,001	2,831
Accrued interest receivable	1,872	1,772
Net deferred taxes	777	950
Total assets	$453,687	$441,059
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$55,813	$53,402
Interest-bearing deposits:
NOW	69,737	79,527
Money market	37,732	42,199
Savings	88,784	77,897
Time	73,529	70,119
Total deposits	325,595	323,144
FHLB advances	60,150	61,650
Repurchase agreements	30,542	23,127
Junior subordinated debentures	9,279	5,155
Other borrowings	706	711
Total borrowings	100,677	90,643
Accrued interest payable	944	923
Other liabilities	1,013	1,611
Total liabilities	428,229	416,321
Stockholders’ Equity
Preferred stock, $10.00 par value;
1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value;
10,000,000 shares authorized; 2,181,212 and 2,170,237 issued	2,181	2,170
Treasury stock, at cost; 202,852 shares	(4,488)	(4,488)
Surplus	29,537	29,388
Accumulated deficit	(2,070)	(2,273)
Accumulated other comprehensive income (loss), net	298	(59)
Total stockholders’ equity	25,458	24,738
Total liabilities and stockholders’ equity	$453,687	$441,059

See accompanying notes to consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands except share data)	2005	2004	2005	2004
Interest Income:
Interest and fees on loans and leases	$4,037	$3,387	$7,678	$6,725
Interest and dividends on investment securities:
Taxable	1,343	1,191	2,591	2,393
Exempt from Federal taxes	249	253	491	495
Tax-preferred DRD	8	60	40	145
Interest on cash and cash equivalents	78	10	122	26
Total interest income	5,715	4,901	10,922	9,784
Interest Expense:
Interest on NOW, money market and savings	560	274	980	515
Interest on time deposits	490	363	902	739
Interest on FHLB advances	831	890	1,663	1,865
Interest on repurchase agreements	192	1	298	1
Interest on junior subordinated debentures	153	64	235	128
Interest on other borrowings	29	28	59	54
Total interest expense	2,255	1,620	4,137	3,302
Net interest income	3,460	3,281	6,785	6,482
Provision for credit losses	30	—	45	—
Net interest income after provision for credit losses	3,430	3,281	6,740	6,482
Non-interest Income:
Service charges on deposits	311	335	601	647
Wealth management fees	154	164	401	375
Increase in cash surrender value of BOLI	64	52	114	105
Net gains (losses) on sales of available for sale securities	39	(69)	(660)	(23)
Other	192	340	360	505
Total non-interest income	760	822	816	1,609
Non-interest Expense:
Salaries and employee benefits	2,072	1,757	4,078	3,479
Furniture and equipment	304	301	603	601
Occupancy	230	216	460	439
Professional and consulting	320	118	575	298
Advertising and marketing	151	238	294	327
Printing and supplies	81	91	160	192
Other	380	488	809	1,038
Total non-interest expense	3,538	3,209	6,979	6,374
Income before income taxes	652	894	577	1,717
Income tax expense (benefit)	15	185	(139)	339
Net Income	$637	$709	$716	$1,378
Earnings per share:
Basic	$0.32	$0.36	$0.36	$0.69
Diluted	$0.32	$0.35	$0.36	$0.68
Cash dividends per share	$0.13	$0.12	$0.26	$0.25
Weighted average common shares outstanding:
Basic	1,976,165	1,988,983	1,973,851	1,992,059
Diluted	2,011,874	2,020,322	2,008,577	2,031,122

See accompanying notes to consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands)

	Common Stock	Treasury Stock	Surplus	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive (Loss) Income	Total
Balance at January 1, 2004	$2,041	$(3,097)	$26,373	$1,092	$(1,037)	$25,372
Net income	—	—	—	298	—	298
Other comprehensive income,
net of tax, relating to net
unrealized gains on investments	—	—	—	—	89	89
Reclass for other-than-temporary
impairment charge	—	—	—	—	889	889
Cash dividends	—	—	—	(981)	—	(981)
Issuance of stock dividends	103	—	2,570	(2,673)	—	—
Purchase of treasury shares	—	(1,391)	—	—	—	(1,391)
Cash payment for fractional shares	—	—	—	(9)	—	(9)
Exercise of stock options	26	—	445	—	—	471
Balance at December 31, 2004	2,170	(4,488)	29,388	(2,273)	(59)	24,738
Net income	—	—	—	716	—	716
Other comprehensive income,
net of tax, relating to net
unrealized gains on investments	—	—	—	—	357	357
Cash dividends	—	—	—	(513)	—	(513)
Exercise of stock options	11	—	149	—	—	160
Balance at June 30, 2005	$2,181	$(4,488)	$29,537	$(2,070)	$298	$25,458

See accompanying notes to consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2005	2004
Cash Flows From Operating Activities:
Net income	$716	$1,378
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, amortization and accretion	658	784
Provision for credit losses	45	—
Net loss on sale of securities	660	23
Increase in accrued interest receivable	(100)	(47)
Increase in other assets	(170)	(751)
Increase in investment in BOLI	(97)	(104)
Increase (decrease) in accrued interest payable	21	(55)
Increase in deferred tax benefit	(19)	(52)
(Decrease) increase in other liabilities	(598)	70
Net Cash Provided By Operating Activities	1,116	1,246
Cash Flows From Investing Activities:
Proceeds from maturities and paydowns - AFS securities	12,073	22,272
Proceeds from maturities and paydowns - HTM securities	3,473	7,433
Purchase of AFS securities	(94,852)	(50,665)
Proceeds from sale of AFS - securities	86,310	6,200
Proceeds from sale of HTM - securities	1,000	—
Net increase in loans and leases	(28,733)	(18,066)
Purchase of bank property and equipment, net	(239)	89
Net Cash Used By Investing Activities	(20,968)	(32,737)
Cash Flows From Financing Activities:
Net increase in deposits	2,451	12,808
(Decrease) increase in FHLB advances	(1,500)	4,855
Increase in junior subordinated debentures	4,124	—
Proceeds from short term repurchase agreements	7,415	9,442
Decrease in lease obligations	(5)	(4)
Dividends paid	(513)	(494)
Proceeds from issuance of stock under stock option plan	160	125
Purchase of treasury stock	—	(621)
Net Cash Provided By Financing Activities	12,132	26,111
Net Change in Cash and Cash Equivalents	(7,720)	(5,380)
Cash and Cash Equivalents at Beginning of Period	24,121	15,582
Cash and Cash Equivalents at End of Period	$16,401	$10,202
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$4,116	$3,357
Income taxes	—	158
Supplemental Disclosure of Non-cash Flow Information:
Change in unrealized losses on AFS securities	$549	$(1,815)
Change in deferred taxes due to change in unrealized
losses on AFS securities	(192)	617

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, DNB First, National Association (the "Bank") have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior amounts not affecting net income are reclassified when necessary to conform with current period classifications. The results of operations for the six months ended June 30, 2005, are not necessarily indicative of the results, which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2004.

In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148"). This statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. DNB has complied with the disclosure requirements of this statement. The following table illustrates the effect on net income and earnings per share had DNB applied the fair value recognition provision of SFAS No. 123.

Effective January 1, 2006, DNB will implement SFAS No. 123 (Revised 2004), Share-Based-Payment-An Amendment of Statement No. 123 and 95. DNB does not anticipate recording expense significantly different than what is presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004
Net income as reported	$637	$709	$716	$1,378
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$255	—	$255	—
Pro forma net income	$382	$709	$461	$1,378

Earnings per share:
Basic - as reported	$0.32	$0.36	$0.36	$0.69
Basic - pro forma	$0.19	$0.36	$0.23	$0.69

Diluted - as reported	$0.32	$0.35	$0.36	$0.68
Diluted - pro forma	$0.19	$0.35	$0.23	$0.68

NOTE 2: EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur from the conversion of common stock equivalents and is computed using the treasury stock method. The difference between basic and diluted EPS, for DNB, is attributable to stock options and restricted stock. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. At June 30, 2005, there were 41,500 anti-dilutive stock options outstanding as well as 16,680 anti-dilutive stock awards. DNB did not have anti-dilutive stock options or awards outstanding at June 30, 2004. EPS, dividends per share and weighted average shares outstanding have been adjusted to reflect the effects of the 5% stock dividend paid in December 2004. The dilutive effect of stock options on basic earnings per share is presented below.

	Three Months Ended			Three Months Ended
	June 30, 2005			June 30, 2004
(Dollars in thousands ,except per share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$637	1,976	$0.32	$709	1,989	$0.36
Effect of dilutive common stock equivalents - stock options and awards	—	36	—	—	31	(.01)
Diluted EPS
Income available to common stockholders after assumed conversions	$637	2,012	$0.32	$709	2,020	$0.35
	Six Months Ended			Six Months Ended
	June 30, 2005			June 30, 2004
(Dollars in thousands ,except per share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$716	1,974	$0.36	$1,378	1,992	$0.69
Effect of dilutive common stock equivalents - stock options and awards	—	35	—	—	39	(.01)
Diluted EPS
Income available to common stockholders after assumed conversions	$716	2,009	$0.36	$1,378	2,031	$0.68

NOTE 3: TOTAL COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes all changes in stockholders' equity during the period, except those resulting from investments by owners and distributions to owners. Total comprehensive income for all periods consisted of net income and other comprehensive income relating to the change in unrealized gains (losses) gains on investment securities available for sale. Total comprehensive income (loss) and the related tax effects on each component are shown in the following table.

	Three Months Ended	Three Months Ended
	June 30, 2005	June 30, 2004
(Dollars in thousands)	Net-of-Tax Amount	Net-of-Tax Amount
Net Income	$637	$709
Other Comprehensive Income:
Unrealized holding gains (losses) arising during the period	553	(2,043)
Reclassification for (gains) losses included in net income	(26)	46
Total Comprehensive Income (Loss)	$1,164	$(1,288)

	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004
(Dollars in thousands)	Net-of-Tax Amount	Net-of-Tax Amount
Net Income	$716	$1,378
Other Comprehensive Income:
Unrealized holding losses arising during the period	(79)	(1,213)
Reclassification for losses included in net income	436	15
Total Comprehensive Income	$1,073	$180

NOTE 4: COMPOSITION OF LOAN AND LEASE PORTFOLIO

The following table sets forth information concerning the composition of total loans and leases outstanding, as of the dates indicated.

	June 30	December 31
(Dollars in thousands)	2005	2004
Commercial mortgage	$87,498	$87,795
Commercial term	75,414	63,595
Consumer	45,434	43,210
Residential mortgage	28,648	18,677
Commercial Leases	24,319	19,300
Gross loans and leases	261,313	232,577
Less allowance for credit losses	(4,484)	(4,436)
Net loans and leases	$256,829	$228,141

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

DNB Capital Trust II

DNB’s second issuance of junior subordinated debentures was on March 30, 2005. This issuance of debentures are floating rate and were issued to DNB Capital Trust II, a Delaware business trust in which DNB owns all of the common equity. DNB Capital Trust II issued $4 million of floating rate (6.56% for the first 5 years and a rate of 3-month LIBOR plus 1.77% thereafter) capital preferred securities. The proceeds of these securities were used by the Trust, along with DNB's capital contribution, to purchase $4.1 million principal amount of DNB's floating rate junior subordinated debentures. The preferred securities are redeemable by DNB on or after May 23, 2010, or earlier in the event of certain adverse tax or bank regulatory developments. The preferred securities must be redeemed upon maturity of the debentures on May 23, 2035.

NOTE 6: RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment - An Amendment of Statements No. 123 and 95” (“SFAS 123(R)”), that addresses the accounting for equity-based compensation arrangements, including employee stock options. Upon implementation of the changes proposed in this statements, entities would no longer be able to account for equity-based compensation using the intrinsic value method under Opinion 25. Entities would be required to measure the cost of employees service received in exchange for awards of equity instruments at the grant date of the award using a fair value based method. The comment period for this proposed statement ended on June 30, 2004. In October 2004, FASB announced that for public entities, this proposed statement would apply prospectively for reporting periods beginning after June 15, 2005 as if all equity-based compensation awards granted, modified or settled after  December 15, 1994 had been accounted for using a fair value based method of accounting. On April 14, 2005 the Securities and Exchange Commission amended the compliance dates for SFAS 123 (R). Under the amended compliance dates, SFAS 123 (R) becomes effective for public entities that do not file as small business issuers, as of the beginning of the first fiscal reporting period that begins after June 15, 2005. For the Bank, this will become effective on January 1, 2006. The adoption of Statement No. 123 (R), will not have a negative impact on earnings for any option issued prior to December 31, 2005. Effective January 1, 2006, DNB does not anticipate recording expense significantly different than what is presented in Note 1 to the financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” - a replacement of APB Opinion No. 20 and FASB Statement No. 3 that requires retrospective application to prior periods financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions unless it is impracticable to do so. SFAS 154 becomes effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. For DNB, this will become effective on January 1, 2006.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF DNB'S BUSINESS AND BUSINESS STRATEGY

DNB Financial Corporation is a bank holding company whose bank subsidiary, DNB First, National Association (the “Bank”) is a nationally chartered commercial bank with trust powers, and a member of the FDIC. DNB provides a broad range of banking services to individual and corporate customers through its nine full service community offices located throughout Chester County, Pennsylvania. During the second quarter in 2005, The Bank opened a new lending and wealth management center in Newtown Square, Pennsylvania, representing the Bank’s initial entry into Delaware County, Pennsylvania. The Bank also announced that it signed an agreement to lease an additional branch office in downtown West Chester, Pennsylvania, the county seat for Chester County, but does not expect to take occupancy or begin operations there until after September 1, 2005. DNB is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. DNB funds all these activities with retail and business deposits and borrowings. Through its DNB Advisors division, the Bank provides wealth management and trust services to individuals and businesses. The Bank and its subsidiary, DNB Financial Services, Inc. through the name “DNB Financial Services,” make available certain non-depository products and services, such as securities brokerage, mutual funds, life insurance and annuities.

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

Previously, management announced that it had developed a comprehensive plan designed to reposition its balance sheet and improve core earnings. As part of the plan, management announced its intentions to substantially reduce the size of its investment portfolio and expand its loan portfolio through new originations, increased loan participations, as well as strategic loan and lease receivable purchases. The plan also includes reducing the absolute level of borrowings with cash flows from existing loans and investments as well as from new core deposit growth.

For the six-month period ended June 30, 2005, DNB has grown its loan and lease portfolio by $28.7 million and reduced the overall investment securities portfolio by $8.3 million. The absolute level of borrowings increased by $10.0 million, however, this was mostly attributable to growth in lower cost customer repurchase agreements.

During the first quarter in 2005, DNB took advantage of the rate environment to restructure a significant portion of its investment securities portfolio. Management sold $73.3 million of structured securities, government agency stock, longer-term municipal securities, as well as corporate securities. DNB invested the majority of the proceeds into higher yielding agency mortgage-backed securities, agency bonds and municipal securities.

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

RECENT DEVELOPMENTS

The most recent Federal Reserve Board’s report as of June 15, 2005 suggested that the nation’s economy continued to expand at a moderate pace since mid-April through May. Most Districts characterized the pace of expansion as moderate, solid, or well-sustained. However, Philadelphia noted that the pace of growth had eased in May while other regions observed some unevenness across sectors.

Reports on retail sales in April and May were mixed. Most Districts characterized retail sales as subdued or soft in those months due to various factors. Principally, the unseasonable weather and the high gasoline prices had a negative impact on retail sales.

Business conditions in the Third District (Philadelphia) expanded in May, but the pace of growth appeared to ease. Manufacturers reported increases in orders and shipments during the month, although the gains were not as widespread as in April. Retail sales of general merchandise edged down during the month, and auto sales fell. Banks reported that lending continued on an upward trend in May, although at a slower rate compared with April. Commercial real estate market conditions showed little change, although leasing activity has been on the rise. Sales of new and existing homes continued at a brisk pace.

Contacts in the Third District business community generally expect improvement in the region's economy in the months ahead, but not a strengthening in growth. Manufacturers expect increases in shipments and orders during the next six months. Retailers anticipate an improved rate of sales during the spring, with modest year-over-year gains. However, auto dealers expect slower sales for the rest of the year. Commercial real estate contacts forecast gradual tightening in office markets. Residential builders and real estate agents expect sales to continue at high rate, but some expect sales for the year as whole to be lower than last year.

The volume of loans outstanding at Third District banks rose in May compared with April, according to banks surveyed, although some noted slower growth during the month. Commercial and industrial loans have been increasing, and bankers reported the new borrowing has been for capital expenditures by firms in a wide range of industries. Lending for residential mortgages, home equity loans, and home equity credit lines was also on the rise. Banks and other mortgage lenders reported strong demand for purchase mortgages, but they indicated that refinancing activity was slower than they had expected. Looking ahead, bankers in the District expect continued growth in the regional economy, and overall lending is expected to rise in step with the expansion in business.

Overall, both the national and regional economies continue to show signs of improvement despite the increase in prices of some goods and services. Reported economic data suggested that inflation, though elevated, have remained relatively well contained. Hence, the Federal Reserve raised Prime Interest Rate by a quarter-percent to 6.25 percent as of June 30, 2005. Outlook for future growth for the remainder of the year remains favorable, according to the Business Outlook Survey as of June 2005 by the Federal Reserve Bank of Philadelphia.

MATERIAL CHALLENGES, RISKS AND OPPORTUNITIES

The following is a summary of changes to material challenges, risks and opportunities DNB has faced during the first six months in 2005.

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

Management uses significant estimates to determine the allowance for credit losses. Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB’s control, management’s estimate of the amount necessary to absorb allowance for credit losses and actual credit losses could differ. DNB’s current judgment is that the valuation of the allowance for credit losses remains appropriate at June 30, 2005. For a description of DNB’s accounting policies in connection with its allowance for credit losses, see, “Allowance for Credit Losses”, in Management’s Discussion and Analysis.

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

FINANCIAL CONDITION

DNB's total assets were $453.7 million at June 30, 2005 compared to $441.1 million at December 31, 2004. The growth in total assets was primarily attributable to strong loan growth offset by a decrease in investment securities as discussed below.

Investment Securities. Investment securities at June 30, 2005 were $161.4 million compared to $169.8 million at December 31, 2004. The decrease in investment securities was primarily due to $102.9 million in principal pay-downs, maturities and investment sales offset by the purchase of $94.9 million in investment securities as well as a $549,000 favorable mark to market adjustment relating to the AFS investment portfolio.

Gross Loans and Leases. Loans and leases were $261.3 million at June 30, 2005 compared to $232.6 million at December 31, 2004. DNB continued to grow its loan and lease portfolio, which increased by $28.7 million or 12.4%. Residential real estate loans, primarily variable rate, grew $10.0 million, while commercial loans and commercial leases grew $11.5 million and $5.0 million, respectively. In order to continue building its loan portfolio and diversify its credit risk, DNB opened a loan production office in Newtown Square, Delaware County, Pennsylvania during the second quarter of 2005.

Deposits. Deposits were $325.6 million at June 30, 2005 compared to $323.1 million at December 31, 2004. Deposits increased $2.5 million or .8%, despite an $11.1 million estate deposit that was withdrawn during the first quarter of 2005.

Borrowings. Borrowings were $100.7 million at June 30, 2005 compared to $90.6 million at December 31, 2004. The increase of $10.0 million, or 11.1% was primarily related to an increase of $7.4 million in repurchase agreements and $4.1 million in junior subordinated debentures, which was offset by a $1.5 million decrease in FHLB advances. The increase in repurchase agreements was the result of expanding DNB’s cash management services by focusing on commercial customers and providing them with the ability to sell excess funds to DNB through repurchase agreements. Repurchase agreements have helped to compliment DNB’s existing funding sources while providing low cost borrowings to DNB’s balance sheet. The increase in junior subordinated debentures was related to a private offering of $4.1 million Trust Preferred Securities, which was completed during the first quarter of 2005 and is discussed in more detail in Footnote 5 (“Junior Subordinated Debentures”).

Stockholder’s Equity. Stockholders' equity was $25.5 million at June 30, 2005 compared to $24.7 million at December 31, 2004. The increase in stockholder’s equity was primarily a result of year-to-date earnings, a decrease in accumulated other comprehensive loss, cash proceeds received on the issuance of common stock resulting from stock option exercises offset by cash dividends paid. The Corporation's common equity position at June 30, 2005 exceeds the regulatory required minimums as disclosed on page 21.

RESULTS OF OPERATIONS

SUMMARY

Diluted earnings per share were $.32 and net income of $637,000 for the three-month period ended June 30, 2005 compared to diluted earnings per share of $.35 and net income of $709,000 for the three-month period ended June 30, 2004. Diluted earnings per share for the six-month period ending June 30, 2005 was $.36 and net income of $716,000 compared to $.68 and net income of $1.4 million for the six-month period ended June 30, 2004. Earnings per share in 2004 have been restated to reflect the effect of the 5% stock dividend paid in December 2004. The decrease in 2005 earnings for the six-month period ended June 30, 2005 compared to the same period in 2004 was primarily due to investment portfolio restructuring costs totaling $660,000, which is discussed below.

Investment Portfolio Restructure
As part of its previously announced balance sheet repositioning, DNB took advantage of the rate environment to restructure a significant portion of its investment securities portfolio. In March 2005, DNB sold $73.3 million of structured securities, government agency preferred stock, longer-term municipal securities, as well as corporate securities, resulting in a net pre-tax loss of $699,000 . During the second quarter 2005, DNB sold $15.0 million of additional investment securities resulting in net pre-tax gains of $39,000. Of the $15.0 million sold in the second quarter, $6.3 million of agency preferred stock was sold, resulting in pre-tax gains of $212,000. An additional $8.7 million of debt securities were sold resulting in pre-tax losses of $232,000. In total, net pre-tax gains of $300,000 were recognized for the six-month period ended June 30, 2005, on the sale of preferred stock. As such, the gains recognized on the sale of the preferred stock (capital assets) resulted in a reversal of a portion of a previously recorded valuation allowance for deferred tax assets in the amounts of $73,000 and $102,000 for the three and six-month periods ended June 30, 2005. These amounts contributed to a reduction in income tax expense for the respective periods.

The majority of the proceeds received on the sale of these investments were re-invested into higher yielding agency mortgage-backed securities, agency bonds and municipal securities. Management believes that the restructured portfolio will result in more stable earnings and cash flow, as well as improved value metrics. The higher yielding investment securities that were purchased with the proceeds are projected, at their current rates of income, to add $415,000 of pre-tax income, which will help to offset some of the $660,000 in losses recognized so far during 2005.

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

Net interest income for the three and six-month periods ended June 30, 2005 was $3.4 million and $6.7 million compared to $3.3 million and $6.5 million for the same periods in 2004. The increase in net interest income was primarily attributable to an increase of interest on loans and leases, which was a result of strong growth in the loan and lease portfolio. The yield on interest-earning assets for the three-month period ended June 30, 2005 was 5.50%, compared to 4.97% for the same period in 2004. The increase in interest income outpaced an increase in interest expense, which was attributable to higher interest rates resulting from a 225 basis point increase in the federal funds rate from June 2004 through June 2005. The costs of deposits increased to 1.34% for the three-month period ended June 30, 2005 compared to .85% for the same period in 2004. The net interest margin for the three-month period ended June 30, 2005 was 3.38%, compared to 3.37% for the same period in 2004.

Interest on loans and leases was $4.0 million and $7.7 million for the three and six-month periods ended June 30, 2005, compared to $3.4 million and $6.7 million for the same periods in 2004. The average balance of loans and leases was $242.9 million with an average yield of 6.36% for the six-month period ended June 30, 2005 compared to an average balance of $209.9 million with an average yield of 6.41% for the same period in 2004. The increase in the average balance is the result of management’s increased origination efforts towards growing DNB’s loan and lease portfolio. DNB has added additional commercial loan officers and business bankers to aggressively originate loans. The decrease in yield is primarily the result of a low and declining interest rate environment relating to long-term rates in recent years as well as the impact of competition for loans in Chester County. Please refer to the discussion on “Competition” on page 14.

Interest and dividends on investment securities was $1.6 million and $3.1 million for the three and six-month periods ended June 30, 2005, compared to $1.5 million and $3.0 million for the same periods in 2004. The average balance of investment securities was $162.9 million with an average yield of 4.16% for the six-month period ended June 30, 2005 compared to $173.2 million with an average yield of 3.84% for the same period in 2004. The decrease in the average balance was part of DNB’s strategic plan to reduce the size of its investment portfolio. The increase in yield was primarily due to the investment portfolio restructuring, which occurred during the first quarter of 2005, and discussed above.

Interest on deposits was $1.1 million and $1.9 million for the three and six-month periods ended June 30, 2005, compared to $637,000 and $1.3 million for the same periods in 2004. The average balance of deposits was $311.5 million with an average rate of 1.22% for the six-month period ended June 30, 2005 compared to $293.4 million with an average rate of .86% for the same period in 2004. The increase in the average balance was primarily the result of increased deposit relationships through aggressive marketing efforts. The increase in rate was primarily attributable to higher interest rates resulting from a 225 basis point increase in the federal funds rate over the last year.

Interest on borrowings was $1.2 million and $2.3 million for the three and six-month periods ended June 30, 2005, compared to $982,000 and $2.0 million for the same periods in 2004. The average balance of borrowings was $97.9 million with an average rate of 4.65% for the six-month period ended June 30, 2005 compared to $91.4 million with an average rate of 4.52% for the same period in 2004. The increase in the average balance was attributable to growth in customer repurchase agreements and the funding of a junior subordinated debenture offset by the repayment of FHLB borrowings. The increase in rate was attributable to an increase in market rates.

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

In establishing and reviewing the allowance for adequacy, Management establishes the allowance for credit losses in accordance with generally accepted accounting principles in the United States and the guidance provided in the Securities and Exchange

Commission’s Staff Accounting Bulletin 102 (SAB 102). Its methodology for assessing the appropriateness of the allowance consists of several key elements which include: specific allowances for identified problem loans; formula allowances for commercial and commercial real estate loans; and allowances for pooled homogenous loans as well as an allowance for un-funded commitments. As a result, management has taken into consideration factors and variables which may influence the risk of loss within the loan portfolio, including: (i) trends in delinquency and non-accrual loans; (ii) changes in the nature and volume of the loan portfolio; (iii) effects of any changes in lending policies; (iv) experience, ability, and depth of management; (v) quality of loan review; (vi) national and local economic trends and conditions; (vii) concentrations of credit; and (viii) effect of external factors on estimated credit losses. The unallocated portion of the allowance is intended to provide for probable likelihood that the bank would advance funds into a known troubled situation, and then sustain a loss on the newly advanced funds. The risk of loss factors are then applied against the percentage of unfunded commitments in each category of loans. In addition, DNB reviews historical loss experience for the commercial real estate, commercial, residential real estate, home equity and consumer installment loan pools to determine a historical loss factor. The historical loss factors are then applied to the current portfolio balances to determine the required reserve percentage for each loan pool based on risk rating.

DNB’s percentage of allowance for credit losses to total loans and leases was 1.72% at June 30, 2005 compared to 1.91% at December 31, 2004. The decrease in the percentage of allowance for credit losses to total loans and leases was attributable to the strong loan and lease growth DNB experienced during the period as the loan and lease portfolio grew $28.7 million or 12.4%. Management’s opinion is that the allowance for credit losses was adequate and provided for known and inherent credit losses.

The following table summarizes the changes in the allowance for credit losses for the periods indicated.

(Dollars in thousands)	Six Months Ended June 30, 2005	Year Ended December 31, 2004	Six Months Ended June 30, 2004

Beginning balance	$4,436	$4,559	$4,559
Provisions	45	—	—
Charged-off	(8)	(188)	(131)
Recoveries	11	65	51
Ending balance	$4,484	$4,436	$4,479

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

Non-interest income for the three and six-month periods ended June 30, 2005 was $760,000 and $816,000, compared to $822,000 and $1.6 million for the same periods in 2004. The $62,000 decrease for the three-month period was primarily attributable to

-	a $259,000 gain recognized during 2004 on the sale of land adjacent to DNB’s Ludwig’s Corner Branch, offset by
-	an $86,000 loss recognized on the disposal of signs relating to the Bank’s name change from Downingtown National Bank to DNB First, and
-	gains of $39,000 on the sale of investment securities for the three-month period ended June 30, 2005 compared to $69,000 loss for the same period in 2004

All of the items mentioned above contributed to the decrease in non-interest income quarter over quarter.

The $793,000 decrease for the six-month period was primarily attributable to an increase of $637,000 of investment security losses for the six-month period ended June 30, 2005. Additionally, DNB recognized a net gain on the sale of fixed assets of $164,000 in 2004, which also contributed to the decrease in non-interest income in 2005.

NON-INTEREST EXPENSE

Non-interest expense includes salaries & employee benefits, furniture & equipment, occupancy, professional & consulting fees as well as printing & supplies, marketing and other less significant expense items. Non-interest expense was $3.5 million and $7.0 million for the three and six-month periods in 2005, compared to $3.2 million and $6.4 million for the same periods in 2004. The increases for both periods was related to:

- Increased salary expenses and related payroll taxes associated with key additions to the Bank’s staff. During the second quarter DNB continued to make significant progress by adding several seasoned individuals who will provide DNB additional leadership serving the Private Banking, Credit and Retail needs of our customers.

Ray M. Mincarelli, Senior Vice President/Commercial Real Estate and Linda D. Humphrey, Vice President Commercial Lending recently joined the organization and have been focusing their efforts on DNB’s new loan production office in Newtown Square, PA. Ray Mincarelli has over 33 years of real estate related experience, with Keystone Financial Bank, National Bank of the Main Line, First Fidelity Bank and Continental Bank while Linda Humphrey, a former Regional Sales Manager with Citizens Bank, brings over 24 years of commercial and retail banking experience to DNB First.

Richard Hartmann joined DNB as our Senior Vice President of Market Development. Richard Hartmann was recently at Susquehanna Bank where he was Executive Vice President/Retail Banking, responsible for 40 offices, 300 employees and $1 billion in deposits. He has over 28 years of retail banking experience including management positions at M & T Bank and PNC.

Glen Reyburn has joined the Bank as Senior Vice President to head up DNB Advisors and was most recently a Vice President for Millennium Wealth Management, serving the needs of high net worth individuals. Prior to Millennium, Glen served as a Vice President in the Private Banking and Wealth Management areas of Hudson United Bank, Wilmington Trust and PNC Bank.

- Increased professional & consulting fees. The reason for the increase in professional & consulting fees was due to the following. First, an outside party was hired to assist the company with several marketing initiatives which includes (a) Providing a comprehensive analysis of DNB's product and service offerings, competitive position and customer profiles, including interviews with selected samples of customers of DNB and other financial institutions; (b) Consulting with and assisting DNB's management in establishing strategies for branding based on the foregoing analysis and research; (c) Assisting DNB with marketing, public relations and customer relations strategies to implement the new branding strategies. Second, a third-party was hired to assist the Company in its efforts to comply with the provisions of the Sarbanes-Oxley Act. Third, fees associated with a third-party providing network support increased which was a result of the growth in the bank’s overall staff and other initiatives such as the opening of Loan Production Office as well as upgrading the Company’s network. Last, audit and legal expenses increased which was the result of several initiatives designed to increase inside ownership within the Company. These initiatives include the implementation of the Incentive Equity and Deferred Compensation Plan and incorporating the Company’s stock into the DNB First 401-K Retirement Plan

INCOME TAXES

Income tax expense (benefit) was $15,000 and ($139,000) for the three and six-month periods ended June 30, 2005 compared to $185,000 and $339,000 for the same periods in 2004. Income tax expense (benefit) for each period differs from the amount determined at the statutory rate of 34% due to tax-exempt income on loans and investment securities, DNB's ownership of BOLI policies, tax credits recognized on low-income housing limited partnership being greater than taxable income. In addition, DNB reversed of a portion of a previously recorded valuation allowance for deferred tax assets and recognized related income tax benefits in the amounts of $73,000 and $102,000 for the three and six-month periods ended June 30, 2005, respectively, in connection with the sale of agency preferred securities.

ASSET QUALITY

Non-performing assets are comprised of non-accrual loans and leases, loans and leases delinquent over ninety days and still accruing and Other Real Estate Owned ("OREO"). Non-accrual loans and leases are loans and leases for which the accrual of interest ceases when the collection of principal or interest payments is determined to be doubtful by management. It is the policy of DNB to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier, if considered prudent. Interest received on such loans is applied to the principal balance, or may, in some instances, be recognized as income on a cash basis. A non-

accrual loan or lease may be restored to accrual status when management expects to collect all contractual principal and interest due and the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms. OREO consists of real estate acquired by foreclosure or deed in lieu of foreclosure. OREO is typically carried at the lower of cost or estimated fair value, less estimated disposition costs. Any significant change in the level of non-performing assets is dependent, to a large extent, on the economic climate within DNB's market area.

The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, (iii) troubled debt restructurings other than those included in items (i) and (ii), and (iv) OREO as a result of foreclosure or voluntary transfer to DNB. DNB did not have any OREO at the end of all reported periods.

Non-Performing Assets
(Dollars in thousands)	June 30, 2005	December 31, 2004	June 30, 2004
Loans and leases:
Non-accrual	$1,369	$389	$2,342
90 days past due and still accruing	5	36	44
Troubled debt restructurings	—	—	—
Total non-performing loans and leases	1,374	425	2,386
Other real estate owned	—	—	—
Total non-performing assets	$1,374	$425	$2,386

The following table sets forth DNB's asset quality and allowance coverage ratios at the dates indicated:

	June 30, 2005	December 31, 2004	June 30, 2004
Asset quality ratios:
Non-performing loans to total loans	0.5%	0.2%	1.1%
Non-performing assets to total assets	0.3	0.1	0.5
Allowance for credit losses to:
Total loans and leases	1.7	1.9	2.0
Non-performing loans and leases	326.3	1,043.8	187.7

If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

(Dollars in thousands)	June 30, 2005	December 31, 2004	June 30, 2004
Interest income which would have been
Recorded under original terms	$58	$31	$90
Interest income recorded during the year	(10)	(5)	(11)
Net impact on interest income	$48	$26	$79

Information regarding impaired loans is as follows:

(Dollars in thousands)	June 30, 2005	December 31, 2004	June 30, 2004
Total recorded investment	$1,159	$216	$1,956
Average recorded investment	1,223	1,083	2,057
Specific allowance allocation	458	—	—
Total cash collected	266	2,249	102
Interest income recorded	6	133	102

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

At June 30, 2005, DNB had $50.6 million in un-funded commitments. The bank normally funds such commitments by means of normal cash flows. Certificates of deposit greater than $100,000 scheduled to mature in one year or less from June 30, 2005 totaled $12.2 million. Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in Federal funds sold or by pay-downs and maturities of loans and investments.

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

The following table summarizes data and ratios pertaining to the Corporation and the Bank's capital structure.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

DNB Financial Corporation

June 30, 2005:
Total risk-based capital	$37,367	12.89%	$23,200	8.00%	$29,000	10.00%
Tier 1 capital	33,315	11.49	11,600	4.00	17,400	6.00
Tier 1 (leverage) capital	33,315	7.54	17,683	4.00	22,104	5.00
December 31, 2004:
Total risk-based capital	$32,778	11.96%	$21,917	8.00%	$27,396	10.00%
Tier 1 capital	29,341	10.71	10,959	4.00	16,438	6.00
Tier 1 (leverage) capital	29,341	6.75	17,389	4.00	21,737	5.00

DNB First, N.A.

June 30, 2005:
Total risk-based capital	$37,409	12.92%	$23,165	8.00%	$28,956	10.00%
Tier 1 capital	33,777	11.66	11,582	4.00	17,374	6.00
Tier 1 (leverage) capital	33,777	7.65	17,666	4.00	22,083	5.00

December 31, 2004:
Total risk-based capital	$32,750	11.97%	$21,894	8.00%	$27,368	10.00%
Tier 1 capital	29,316	10.71	10,947	4.00	16,421	6.00
Tier 1 (leverage) capital	29,316	6.75	17,366	4.00	21,707	5.00

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes Modified Duration of Equity and Economic Value of Equity ("EVE") models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different if rates change. Results falling outside prescribed ranges require action by management. At June 30, 2005 and December 31, 2004, DNB's variance in the economic value of equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the table below. The change as a percentage of the present value of equity with a 200 basis point increase or decrease at June 30, 2005 and December 31, 2004, was within DNB's negative 25% guideline.

	June 30, 2005			December 31, 2004
Change in rates	Flat	-200bp	+200bp	Flat	-200bp	+200bp
EVE	$50,150	$43,787	$46,096	$40,712	$33,327	$36,297
Change		(6,363)	(4,054)		(7,385)	(4,415)
Change as a % of assets		(1.4%)	(0.9%)		(1.7%)	(1.0%)
Change as a % of PV equity		(12.7%)	(8.1%)		(18.1%)	(10.9%)

ITEM 4 - CONTROLS AND PROCEDURES

DNB’s Chief Executive Officer, President and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2005, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, the Chief Executive Officer, President and the Chief Financial Officer have concluded that DNB’s current disclosure controls and procedures are effective and timely, providing them with material information relating to DNB and its subsidiaries required to be disclosed in the report DNB files under the Exchange Act.

Management of DNB is responsible for establishing and maintaining adequate internal control over financial reporting for DNB, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

There was no change in the DNB’s “internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, DNB’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on repurchases by DNB of its common stock in each month of the quarter ended June 30, 2005:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1 , 2005 - April 30, 2005	—	$—	—	138,398
May 1, 2005 - May 31, 2005	—	—	—	138,398
June 1, 2005 - June 30, 2005	—	—	—	138,398
Total	—	$—	—	138,398

(a)
On July 25, 2001, DNB authorized the buyback of up to 175,000 shares of its common stock over an indefinite period. On August 27, 2004, DNB increased the buyback from 175,000 to 341,250 shares of its common stock over an indefinite period. This number has been adjusted to reflect the 5% stock dividend issued in December 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Corporation's Annual Meeting held April 18, 2005, the stockholders voted as follows:

A.	Election of Class "A" Directors:

	For	Withheld
James H. Thornton	1,513,044	47,661
William J. Hieb	1,519,243	41,462

B. The motion to ratify the appointment of KPMG LLP as the independent auditors for the fiscal year ending December 31, 2005:

For	Against	Abstain
1,532,628	26,767	1,310

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
(p)
Agreement of Sale dated June 1, 2005 between DNB First, National Association (the “Bank”), as seller, and Papermill Brandywine Company, LLC, a Pennsylvania limited liability company, as buyer (“Buyer”) with respect to the sale of the Bank’s operations center and an adjunct administrative office (the “Property”) and accompanying (i) Agreement of Lease between the Buyer as landlord and the Bank as tenant, pursuant to which the Property will be leased back to the Bank, and (ii) Parking Easement Agreement to provide cross easements with respect to the Property, the Buyer’s other adjoining property and the Bank’s other adjoining property, filed herewith.

11		Registrant’s Statement of Computation of Earnings Per Share. The information for this Exhibit is incorporated by reference to page 8 of this Form 10-Q.
14
Code of Ethics as amended and restated effective February 23, 2005, filed on May 11, 2005 as Exhibit 14 to Form 10-Q for the quarter ended March 31, 2005 (No. 0-16667) and incorporated herein by reference.

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

DNB FINANCIAL CORPORATION

August 15, 2005	BY:	/s/ William S. Latoff
William S. Latoff, Chairman of the Board and Chief Executive Officer

August 15, 2005	BY:	/s/ Bruce E. Moroney
Bruce E. Moroney, Chief Financial Officer and Executive Vice President