Form 10-Q
period 2005-09-30
DNB FINANCIAL CORP /PA/
filed 2005-11-14
CIK 713671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: September 30, 2005
or

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

[ ] Yes [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 Par Value)	1,986,686
(Class)	(Shares Outstanding as of
November 14, 2005)

DNB FINANCIAL CORPORATION AND SUBSIDIARY

INDEX

	PART I - FINANCIAL INFORMATION	PAGE NO.

ITEM 1.	FINANCIAL STATEMENTS (Unaudited):

	CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	September 30, 2005 and December 31, 2004	3

	CONSOLIDATED STATEMENTS OF OPERATIONS
	Three and Nine Months Ended September 30, 2005 and 2004	4

	CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY	5
	September 30, 2005 and December 31, 2004

	CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30, 2005 and 2004	6

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	September 30, 2005 and December 31, 2004	7

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22

ITEM 4.	CONTROLS AND PROCEDURES	22

	PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	23

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	23

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	23

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	23

ITEM 5.	OTHER INFORMATION	23

ITEM 6.	EXHIBITS INDEX	23

SIGNATURES		26

EXHIBITS

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DNB Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition (Unaudited)

	September 30	December 31
(Dollars in thousands except share data)	2005	2004
Assets
Cash and due from banks	$10,357	$9,535
Federal funds sold	1,112	14,586
Cash and cash equivalents	11,469	24,121
AFS investment securities, at fair value	121,904	132,288
HTM investment securities (fair value of $31,261 and $37,095)	31,823	37,475
Loans and leases	276,579	232,577
Allowance for credit losses	(4,563)	(4,436)
Net loans and leases	272,016	228,141
Office property and equipment	7,037	7,186
Bank owned life insurance	6,439	6,295
Other assets	3,390	2,831
Accrued interest receivable	2,121	1,772
Net deferred taxes	1,045	950
Total assets	$457,244	$441,059
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$51,568	$53,402
Interest-bearing deposits:
NOW	72,888	79,527
Money market	37,713	42,199
Savings	82,154	77,897
Time	77,727	70,119
Total deposits	322,050	323,144
FHLB advances	58,150	61,650
Repurchase agreements	39,191	23,127
Junior subordinated debentures	9,279	5,155
Other borrowings	704	711
Total borrowings	107,324	90,643
Accrued interest payable	821	923
Other liabilities	1,597	1,611
Total liabilities	431,792	416,321
Stockholders’ Equity
Preferred stock, $10.00 par value;
1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value;
10,000,000 shares authorized; 2,181,212 and 2,170,237 issued	2,181	2,170
Treasury stock, at cost; 197,293 and 202,852 shares	(4,349)	(4,488)
Surplus	29,537	29,388
Accumulated deficit	(1,741)	(2,273)
Accumulated other comprehensive loss, net	(176)	(59)
Total stockholders’ equity	25,452	24,738
Total liabilities and stockholders’ equity	$457,244	$441,059

See accompanying notes to consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands except share data)	2005	2004	2005	2004
Interest Income:
Interest and fees on loans and leases	$4,540	$3,547	$12,218	$10,264
Interest and dividends on investment securities:
Taxable	1,283	1,282	3,874	3,665
Exempt from Federal taxes	302	270	793	766
Tax-preferred DRD	—	71	40	216
Interest on cash and cash equivalents	55	18	177	53
Total interest income	6,180	5,188	17,102	14,964
Interest Expense:
Interest on NOW, money market and savings	716	286	1,695	801
Interest on time deposits	549	375	1,451	1,115
Interest on FHLB advances	815	928	2,479	2,793
Interest on repurchase agreements	227	49	525	49
Interest on junior subordinated debentures	154	74	388	202
Interest on other borrowings	26	29	85	84
Total interest expense	2,487	1,741	6,623	5,044
Net interest income	3,693	3,447	10,479	9,920
Provision for credit losses	75	—	120	—
Net interest income after provision for credit losses	3,618	3,447	10,359	9,920
Non-interest Income:
Service charges on deposits	365	352	966	999
Wealth management fees	159	131	559	506
Increase in cash surrender value of BOLI	47	53	161	158
Net (losses) gains on sales of available for sale securities	(2)	1	(662)	(22)
Other	192	171	552	677
Total non-interest income	761	708	1,576	2,318
Non-interest Expense:
Salaries and employee benefits	2,125	1,778	6,035	5,257
Furniture and equipment	320	287	923	888
Occupancy	241	221	701	653
Professional and consulting	310	196	885	494
Advertising and marketing	76	167	371	494
Printing and supplies	68	103	228	295
Other	538	518	1,514	1,555
Total non-interest expense	3,678	3,270	10,657	9,636
Income before income taxes	701	885	1,278	2,602
Income tax expense (benefit)	114	161	(25)	500
Net Income	$587	$724	$1,303	$2,102
Earnings per share:
Basic	$0.30	$0.37	$0.66	$1.06
Diluted	$0.29	$0.36	$0.65	$1.04
Cash dividends per share	$0.13	$0.12	$0.26	$0.25
Weighted average common shares outstanding:
Basic	1,981,609	1,971,208	1,976,465	1,985,058
Diluted	2,001,370	1,995,355	2,006,148	2,019,066

See accompanying notes to consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands)

	Common Stock	Treasury Stock	Surplus	Retained Earnings (Accumulated deficit)	Accumulated Other Compre- hensive (Losss) Income	Total
Balance at January 1, 2004	$2,041	$(3,097)	$26,373	$1,092	$(1,037)	$25,372
Net income	—	—	—	298	—	298
Other comprehensive income,
net of tax, relating to net
unrealized gains on investments	—	—	—	—	89	89
Reclass for other-than-temporary
impairment charge	—	—	—	—	889	889
Cash dividends	—	—	—	(981)	—	(981)
Issuance of stock dividends	103	—	2,570	(2,673)	—	—
Purchase of treasury shares	—	(1,391)	—	—	—	(1,391)
Cash payment for fractional shares	—	—	—	(9)	—	(9)
Exercise of stock options	26	—	445	—	—	471
Balance at December 31, 2004	2,170	(4,488)	29,388	(2,273)	(59)	24,738
Net income	—	—	—	1,303	—	1303
Other comprehensive income,
net of tax, relating to net
unrealized gains on investments	—	—	—	—	(117)	(117)
401-k stock purchases		139				139
Cash dividends	—	—	—	(771)	—	(771)
Exercise of stock options	11	—	149	—	—	160
Balance at September 30, 2005	$2,181	$(4,349)	$29,537	$(1,741)	$(176)	$25,452

See accompanying notes to consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2005	2004
Cash Flows From Operating Activities:
Net income	$1,303	$2,102
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, amortization and accretion	998	1,127
Provision for credit losses	120	—
Net loss on sale of securities	662	22
Increase in accrued interest receivable	(349)	(112)
Increase in other assets	(559)	(221)
Increase in investment in BOLI	(144)	(158)
Decrease in accrued interest payable	(102)	(119)
Increase in deferred tax benefit	(41)	(78)
Decrease in other liabilities	(14)	(100)
Net Cash Provided By Operating Activities	1,874	2,463
Cash Flows From Investing Activities:
Proceeds from maturities and paydowns - AFS securities	17,399	32,188
Proceeds from maturities and paydowns - HTM securities	5,890	9,226
Purchase of AFS securities	(104,220)	(53,165)
Proceeds from sale of AFS securities	95,780	7,474
Net increase in loans and leases	(43,995)	(22,923)
Purchase of bank property and equipment, net	(495)	(170)
Net Cash Used By Investing Activities	(29,641)	(27,370)
Cash Flows From Financing Activities:
Net (decrease) increase in deposits	(1,094)	12,164
Decrease in FHLB advances	(3,500)	(16,000)
Increase in junior subordinated debentures	4,124	155
Increase in short term repurchase agreements	16,064	27,690
Decrease in lease obligations	(7)	(6)
Dividends paid	(771)	(737)
Proceeds from issuance of stock under stock option plan	160	406
Proceeds from the sale (purchase) of treasury stock, net	139	(1,391)
Net Cash Provided By Financing Activities	15,115	22,281
Net Change in Cash and Cash Equivalents	(12,652)	(2,626)
Cash and Cash Equivalents at Beginning of Period	24,121	15,582
Cash and Cash Equivalents at End of Period	$11,469	$12,956
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$6,725	$5,163
Income taxes	101	308
Supplemental Disclosure of Non-cash Flow Information:
Change in unrealized losses on AFS securities	$(171)	$141
Change in deferred taxes due to change in unrealized
losses on AFS securities	54	(46)

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, DNB First, National Association (the "Bank") have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior amounts not affecting net income are reclassified when necessary to conform with current period classifications. The results of operations for the nine months ended September 30, 2005, are not necessarily indicative of the results, which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2004.

Currently, DNB is accounting for stock options under APB No. 25. Effective January 1, 2006, DNB will implement SFAS No. 123R, Share-Based-Payment-An Amendment of Statement No. 123 and 95. DNB does not anticipate recording expense significantly different than what is presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004
Net income as reported	$587	$724	$1,303	$2,102
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$27	—	$282	—
Pro forma net income	$560	$724	$1,021	$2,102

Earnings per share:
Basic - as reported	$0.30	$0.37	$0.66	$1.06
Basic - pro forma	$0.28	$0.37	$0.52	$1.06

Diluted - as reported	$0.29	$0.36	$0.65	$1.04
Diluted - pro forma	$0.28	$0.36	$0.51	$1.04

During the nine-month period ended September 30, 2004, there was no expense due to no stock options issued during this period.

NOTE 2: EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur from the conversion of common stock equivalents and is computed using the treasury stock method. The difference between basic and diluted EPS, for DNB, is attributable to stock options and restricted stock. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. At September 30, 2005, there were 120,000 anti-dilutive stock options outstanding as well as 17,000 anti-dilutive stock awards. DNB had 34,000 anti-dilutive stock options outstanding at September 30, 2004. EPS, dividends per share and weighted average shares outstanding have been adjusted to reflect the effects of the 5% stock dividend paid in December 2004. As of September 30, 2005, all stock awards outstanding were anti-dilutive, therefore did not have a dilutive effect on basic earnings per share. The dilutive effect of stock options on basic earnings per share is presented below.

	Three Months Ended			Three Months Ended
	September 30, 2005			September 30, 2004
(Dollars in thousands ,except per share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$587	1,982	$0.30	$724	1,971	$0.37
Effect of dilutive common stock equivalents - stock options	—	19	(.01)	—	24	(.01)
Diluted EPS
Income available to common stockholders after assumed conversions	$587	2,001	$0.29	$724	1,995	$0.36

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
(Dollars in thousands ,except per share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$1,303	1,976	$0.66	$2,102	1,985	$1.06
Effect of dilutive common stock equivalents - stock options and awards	—	30	(.01)	—	34	(.02)
Diluted EPS
Income available to common stockholders after assumed conversions	$1,303	2,006	$0.65	$2,102	2,019	$1.04

NOTE 3: TOTAL COMPREHENSIVE INCOME

Comprehensive income includes all changes in stockholders' equity during the period, except those resulting from investments by owners and distributions to owners. Total comprehensive income for all periods consisted of net income and other comprehensive income relating to the change in unrealized gains (losses) on investment securities available for sale. Total comprehensive income and the related tax effects on each component are shown in the following table.

	Three Months Ended	Three Months Ended
	September 30, 2005	September 30, 2004
(Dollars in thousands)	Net-of-Tax Amount	Net-of-Tax Amount
Net Income	$587	$724
Other Comprehensive Income:
Unrealized holding (losses) gains arising during the period	(476)	1,294
Reclassification for losses (gains) included in net income	1	(1)
Total Comprehensive Income	$112	$2,017

	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2004
(Dollars in thousands)	Net-of-Tax Amount	Net-of-Tax Amount
Net Income	$1,303	$2,102
Other Comprehensive Income:
Unrealized holding (losses) gains arising during the period	(555)	80
Reclassification for losses included in net income	437	15
Total Comprehensive Income	$1,185	$2,197

NOTE 4: COMPOSITION OF LOAN AND LEASE PORTFOLIO

The following table sets forth information concerning the composition of total loans and leases outstanding, as of the dates indicated.

	September 30	December 31
(Dollars in thousands)	2005	2004
Commercial mortgage	$86,521	$87,795
Commercial term	80,738	63,595
Consumer	47,058	43,210
Residential mortgage	38,425	18,677
Commercial Leases	23,837	19,300
Gross loans and leases	276,579	232,577
Less allowance for credit losses	(4,563)	(4,436)
Net loans and leases	$272,016	$228,141

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

DNB Capital Trust II

DNB’s second issuance of junior subordinated debentures was on March 30, 2005. This issuance of debentures are floating rate and were issued to DNB Capital Trust II, a Delaware business trust in which DNB owns all of the common equity. DNB Capital Trust II issued $4 million of floating rate (the rate is fixed at 6.56% for the first 5 years and will adjust at a rate of 3-month LIBOR plus 1.77% thereafter) capital preferred securities. The proceeds of these securities were used by the Trust, along with DNB's capital contribution, to purchase $4.1 million principal amount of DNB's floating rate junior subordinated debentures. The preferred securities are redeemable by DNB on or after May 23, 2010, or earlier in the event of certain adverse tax or bank regulatory developments. The preferred securities must be redeemed upon maturity of the debentures on May 23, 2035.

NOTE 6: RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment - An Amendment of Statements No. 123 and 95” (“SFAS 123(R)”), that addresses the accounting for equity-based compensation arrangements, including employee stock options. Upon implementation of the changes proposed in this statements, entities would no longer be able to account for equity-based compensation using the intrinsic value method under Opinion 25. Entities would be required to measure the cost of employees service received in exchange for awards of equity instruments at the grant date of the award using a fair value based method. The comment period for this proposed statement ended on September 30, 2004. In October 2004, FASB announced that for public entities, this proposed statement would apply prospectively for reporting periods beginning after June 15, 2005 as if all equity-based compensation awards granted, modified or settled after December 15, 1994 had been accounted for using a fair value based method of accounting. On April 14, 2005 the Securities and Exchange Commission amended the compliance dates for SFAS 123 (R). Under the amended compliance dates, SFAS 123 (R) becomes effective for public entities that do not file as small business issuers, as of the beginning of the first fiscal reporting period that begins after June 15, 2005. For the Bank, this will become effective on January 1, 2006. The adoption of Statement No. 123 (R), will not have a negative impact on earnings for any option issued prior to December 31, 2005 due to all stock options being fully vested. Effective January 1, 2006, DNB does not anticipate recording expense significantly different than what is presented in Note 1 to the financial statements.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF DNB'S BUSINESS AND BUSINESS STRATEGY

DNB Financial Corporation is a bank holding company whose bank subsidiary, DNB First, National Association (the “Bank”) is a nationally chartered commercial bank with trust powers, and a member of the FDIC. DNB provides a broad range of banking services to individual and corporate customers through its ten full service community offices located throughout Chester County, Pennsylvania. During the second quarter in 2005, the Bank opened a new lending and wealth management center in Newtown Square, Pennsylvania, representing the Bank’s initial entry into Delaware County, Pennsylvania. The Bank will open an additional branch office in downtown West Chester, Pennsylvania, the county seat for Chester County, in November 2005. DNB is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. DNB funds all these activities with retail and business deposits and borrowings. Through its DNB Advisors division, the Bank provides wealth management and trust services to individuals and businesses. The Bank and its subsidiary, DNB Financial Services, Inc. through the name “DNB Financial Services,” make available certain non-depository products and services, such as securities brokerage, mutual funds, life insurance and annuities.

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

Previously, management announced that it had developed a comprehensive plan designed to reposition its balance sheet and improve core earnings. As part of the plan, management announced its intentions to substantially reduce the size of its investment portfolio and expand its loan portfolio through new originations, increased loan participations, as well as strategic loan and lease receivable purchases. The plan also includes reducing the level of Federal Loan Home Bank (“FHLB”) borrowings with cash flows from existing loans and investments as well as from new core deposit growth.

For the nine-month period ended September 30, 2005, DNB has grown its loan and lease portfolio by $44.0 million and reduced the overall investment securities portfolio by $15.8 million. The absolute level of borrowings increased by $16.7 million, however, this was mostly attributable to growth in lower cost customer repurchase agreements. DNB’s FHLB borrowings decreased by $3.5 million to $58.2 million at September 30, 2005.

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

RECENT DEVELOPMENTS

Despite the negative effects of hurricanes Katrina and Rita striking the Gulf Coast and causing temporary sky high fuel prices, the Federal Reserve instituted two rate hikes during the third quarter for a total 50 points increase, raising the prime rate to the current level of 6.75%. These marked the tenth and eleventh increases since June 2004. The agency rationalized the tightening monetary policy as necessary to curb the threat of inflation, while the underlying economy remains sound through increased productivity, stable consumer confidence, lower unemployment rates, and higher capacity utilization rates. In its own words, the Fed has said: “The widespread devastation in the Gulf region, the associated dislocation of economic activity, and the boost to energy prices imply that spending, production, and employment will be set back in the near term. While these unfortunate developments have increased uncertainty about near-term economic performance, it is the committee’s view that they do not pose a more persistent threat.”

Economic conditions, competition and the monetary and fiscal policies of the Federal government in general, significantly affect financial institutions, including DNB. Lending and deposit activities and fee income generation are influenced by the level of business spending and investment; consumer income, spending and savings; competition among financial institutions; customer preferences; interest rate conditions and prevailing market rates on competing products in DNB’s market area.

MATERIAL CHALLENGES, RISKS AND OPPORTUNITIES

The following is a summary of changes to material challenges, risks and opportunities DNB has faced during the first nine months in 2005.

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

One measure of interest rate risk is net interest income simulation analysis. The ALCO utilizes simulation analysis, whereby the model estimates the variance in net interest income with a change in interest rates of plus or minus 300 basis points over a twelve-month period. Given today’s rising interest rate environment, our simulation model measures the effect that a 100 through 300 basis point increase in rates or the effect a 100 through 200 basis point decline would have on earnings. Recent simulations indicate that net interest income would be within policy guidelines regardless of the direction of market rates. Refer to “Item 3 - Quantitative and Qualitative Disclosures About Market Risk” on page 22 for more information.

Liquidity and Market Risk Management. Liquidity is the ability to meet current and future financial obligations. The Bank further defines liquidity as the ability to respond to deposit outflows as well as maintain flexibility to take advantage of lending and investment opportunities. The Bank’s primary sources of funds are operating earnings, principal and interest payments on loans, proceeds from loan sales, sales and maturities of mortgage-backed and investment securities, deposits, customer repurchase agreements and FHLB advances. The Bank uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, mortgage prepayments, loan and security sales and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition.

The objective of DNB’s asset/liability management function is to maintain consistent growth in net interest income within DNB’s policy limits. This objective is accomplished through the management of liquidity and interest rate risk, as well as customer offerings of various loan and deposit products. DNB maintains adequate liquidity to meet daily funding requirements, anticipated deposit withdrawals, or asset opportunities in a timely manner. Liquidity is also necessary to meet obligations during unusual, extraordinary or adverse operating circumstances, while avoiding a significant loss or cost. DNB’s foundation for liquidity is a stable deposit base as well as a marketable investment portfolio that provides cash flow through regular maturities.

Credit Risk Management. DNB defines credit risk as the risk of default by a customer or counter-party. The objective of DNB’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis as well as to limit the risk of loss resulting from an individual customer default. Credit risk is managed through a combination of underwriting, documentation and collection standards. DNB’s credit risk management strategy calls for regular credit examinations and quarterly management reviews of large credit exposures. DNB’s loan review procedures provide objective assessments of the quality of underwriting, documentation, risk grading and charge-off procedures, as well as an assessment of the allowance for credit loss reserve analysis process.

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

Management uses significant estimates to determine the allowance for credit losses. Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB’s control, management’s estimate of the amount necessary to absorb allowance for credit losses and actual credit losses could differ. DNB’s current judgment is that the valuation of the allowance for credit losses remains appropriate at September 30, 2005. For a description of DNB’s accounting policies in connection with its allowance for credit losses, see, “Allowance for Credit Losses”, in Management’s Discussion and Analysis.

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

FINANCIAL CONDITION

DNB's total assets were $457.2 million at September 30, 2005 compared to $441.1 million at December 31, 2004. The growth in total assets was primarily attributable to strong loan growth offset by a decrease in investment securities as discussed below.

Investment Securities. Investment securities at September 30, 2005 were $153.7 million compared to $169.8 million at December 31, 2004. The decrease in investment securities was primarily due to $120.1 million in principal pay-downs, maturities, investment sales and amortization offset by the purchase of $104.2 million in investment securities as well as a $171,000 decrease in DNB’s mark to market adjustment relating to the AFS investment portfolio.

Gross Loans and Leases. Loans and leases were $276.6 million at September 30, 2005 compared to $232.6 million at December 31, 2004. DNB continued to grow its loan and lease portfolio, which increased by $44.0 million or 18.9%. Residential real estate loans, primarily hybrid adjustable rate mortgages, grew $19.7 million, commercial loans and commercial leases grew $15.9 million and $4.5 million, respectively. Consumer loans grew $3.8 million.

Deposits. Deposits were $322.1 million at September 30, 2005 compared to $323.1 million at December 31, 2004. Deposits decreased $1.0 million, however, the decrease includes an $11.1 million estate deposit that was withdrawn during the first quarter of 2005.

Borrowings. Borrowings were $107.3 million at September 30, 2005 compared to $90.6 million at December 31, 2004. The increase of $16.7 million, or 18.4% was primarily related to an increase of $16.1 million in overnight repurchase agreements and $4.1 million in junior subordinated debentures, which was offset by a $3.5 million decrease in FHLB advances. The increase in repurchase agreements was the result of expanding DNB’s cash management services by focusing on commercial customers and providing them with the ability to sell excess funds to DNB through repurchase agreements. Repurchase agreements have helped to compliment DNB’s existing funding sources while providing low cost borrowings to DNB’s balance sheet. The increase in junior subordinated debentures was related to a private offering of $4.1 million Trust Preferred Securities, which was completed during the first quarter of 2005 and is discussed in more detail in Footnote 5 (“Junior Subordinated Debentures”).

Stockholder’s Equity. Stockholders' equity was $25.5 million at September 30, 2005 compared to $24.7 million at December 31, 2004. The increase in stockholder’s equity was primarily a result of year-to-date earnings, cash proceeds received on the issuance of common stock resulting from stock option exercises, cash proceeds received on the sale of treasury stock offset by cash dividends paid and a increase in accumulated other comprehensive loss. The Corporation's common equity position at September 30, 2005 exceeds the regulatory required minimums as disclosed on page 21.

RESULTS OF OPERATIONS

SUMMARY

Diluted earnings per share were $.29 and net income of $587,000 for the three-month period ended September 30, 2005 compared to diluted earnings per share of $.36 and net income of $724,000 for the three-month period ended September 30, 2004. Diluted earnings per share for the nine-month period ending September 30, 2005 was $.65 and net income of $1.3 million compared to $1.04 and net income of $2.1 million for the nine-month period ended September 30, 2004. Earnings per share in 2004 have been restated to reflect the effect of the 5% stock dividend paid in December 2004. The decrease in earnings for the nine-month period ended September 30, 2005 compared to the same period in 2004 was primarily due to investment portfolio restructuring costs totaling $660,000, which is discussed below.

Investment Portfolio Restructure
As part of its previously announced balance sheet repositioning, DNB took advantage of the rate environment to restructure a significant portion of its investment securities portfolio. In March 2005, DNB sold $73.3 million of structured securities, government agency preferred stock, longer-term municipal securities, as well as corporate securities, resulting in a net pre-tax loss of $699,000. During the second quarter 2005, DNB sold $15.0 million of additional investment securities resulting in net pre-tax gains of $39,000. Of the $15.0 million sold in the second quarter, $6.3 million of agency preferred stock was sold, resulting in pre-tax gains of $212,000. An additional $8.7 million of debt securities were sold during the second quarter resulting in pre-tax losses of $232,000. In total, net pre-tax gains of $300,000 were recognized for the nine-month period ended September 30, 2005, on the sale of preferred stock. As such, the gains recognized on the sale of the preferred stock (capital assets) resulted in a reversal of a portion of a previously recorded valuation allowance for deferred tax assets of $102,000 for the nine-month period ended September 30, 2005. This amount contributed to a reduction in income tax expense for the nine-month period.

The majority of the proceeds received on the sale of these investments were re-invested into higher yielding agency mortgage-backed securities, agency bonds and municipal securities. Management believes that the restructured portfolio will result in more stable earnings and cash flow, as well as improved value metrics. The higher yielding investment securities that were purchased with the proceeds are projected, at their current rates of income, to add $415,000 of pre-tax income in 2005, which will help to offset some of the $660,000 in losses recognized thus far during 2005.

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

Net interest income for the three and nine-month periods ended September 30, 2005 was $3.6 million and $10.4 million compared to $3.4 million and $9.9 million for the same periods in 2004. The increase in net interest income was the result of an increase in interest income outpacing the increase in interest expense. The increase in interest income was primarily the result of strong loan and lease growth as well as an increase in market rates. The yield on interest-earning assets for the three and nine-month periods ended September 30, 2005 was 5.73% and 5.49%, compared to 5.10% and 4.98% for the same periods in 2004. The increase in interest expense was primarily the result of an increase in rates resulting from numerous fed rate increases (275 basis points in total) since March 2004 as well as strong competition. The composite cost of funds for the three and nine-month periods ended September 30, 2005 was 2.30% and 2.13% compared to 1.68% and 1.71% for the same periods in 2004. The net interest margin for the three and nine-month periods ended September 30, 2005 was 3.49% and 3.41%, compared to 3.50% and 3.35% for the same periods in 2004.

Interest on loans and leases was $4.5 million and $12.2 million for the three and nine-month periods ended September 30, 2005, compared to $3.5 million and $10.3 million for the same periods in 2004. The average balance of loans and leases was $251.3 million with an average yield of 6.49% for the nine-month period ended September 30, 2005 compared to an average balance of $221.8 million with an average yield of 6.16% for the same period in 2004. The increase in the average balance is the result of management’s increased efforts towards growing DNB’s loan and lease portfolio. DNB has added additional commercial loan officers and business bankers to aggressively originate loans. Additionally, DNB opened a loan production office in Newtown Square earlier in 2005. The increase in yield was primarily the result of a rising interest rate environment relating to long-term rates.

Interest and dividends on investment securities was $1.6 million and $4.7 million for the three and nine-month periods ended September 30, 2005, compared to $1.6 million and $4.6 million for the same periods in 2004. The average balance of investment securities was $161.2 million with an average yield of 4.25% for the nine-month period ended September 30, 2005 compared to $177.7 million with an average yield of 3.84% for the same period in 2004. The decrease in the average balance was part of DNB’s strategic plan to reduce the size of its investment portfolio. The increase in yield was primarily due to the investment portfolio restructuring, which occurred during the first quarter of 2005, and discussed above.

Interest on deposits was $1.3 million and $3.1 million for the three and nine-month periods ended September 30, 2005, compared to $700,000 and $1.9 million for the same periods in 2004. The average balance of deposits was $317.6 million with an average rate of 1.32% for the nine-month period ended September 30, 2005 compared to $297.5 million with an average rate of .86% for the same period in 2004. The increase in the average balance was primarily the result of year-over-year increased deposit relationships through aggressive marketing efforts. The increase in rate was primarily attributable to an increase in market rates resulting from a 200 basis point increase in the federal funds rate over the last year in addition to intense competition for deposits in the Chester County marketplace.

Interest on borrowings was $1.2 million and $3.5 million for the three and nine-month periods ended September 30, 2005, compared to $1.1 million and $3.1 million for the same periods in 2004. The average balance of borrowings was $98.6 million with an average rate of 4.71% for the nine-month period ended September 30, 2005 compared to $96.3 million with an average rate of 4.34% for the same period in 2004. The increase in the average balance was attributable to growth in customer repurchase agreements and the funding of $4.1 million junior subordinated debenture offset by the repayment of $3.5 million of FHLB borrowings. The increase in rate was attributable to an increase in market rates resulting from a 200 basis point increase in the federal funds rate over the last year.
.

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

In establishing and reviewing the allowance for adequacy, Management establishes the allowance for credit losses in accordance with generally accepted accounting principles in the United States and the guidance provided in the Securities and Exchange Commission’s Staff Accounting Bulletin 102 (SAB 102). Its methodology for assessing the appropriateness of the allowance consists of several key elements which include: specific allowances for identified problem loans; formula allowances for commercial and commercial real estate loans; and allowances for pooled homogenous loans. As a result, management has taken into consideration factors and variables which may influence the risk of loss within the loan portfolio, including: (i) trends in delinquency and non-

accrual loans; (ii) changes in the nature and volume of the loan portfolio; (iii) effects of any changes in lending policies; (iv) experience, ability, and depth of management; (v) quality of loan review; (vi) national and local economic trends and conditions; (vii) concentrations of credit; and (viii) effect of external factors on estimated credit losses. The unallocated portion of the allowance is intended to provide for probable likelihood that the bank would advance funds into a known troubled situation, and then sustain a loss on the newly advanced funds. The risk of loss factors are then applied against the percentage of unfunded commitments in each category of loans. In addition, DNB reviews historical loss experience for the commercial real estate, commercial, residential real estate, home equity and consumer installment loan pools to determine a historical loss factor. The historical loss factors are then applied to the current portfolio balances to determine the required reserve percentage for each loan pool based on risk rating.

DNB’s percentage of allowance for credit losses to total loans and leases was 1.65% at September 30, 2005 compared to 1.91% at December 31, 2004. The decrease in the percentage of allowance for credit losses to total loans and leases was attributable to the strong loan and lease growth DNB experienced during the period as the loan and lease portfolio grew $44.0 million or 18.9%. Management’s opinion is that the allowance for credit losses was adequate and provided for known and inherent credit losses.

The following table summarizes the changes in the allowance for credit losses for the periods indicated.

(Dollars in thousands)	Nine-Months Ended September 30, 2005	Year Ended December 31, 2004	Nine Months Ended September 30, 2004
Beginning balance	$4,436	$4,559	$4,559
Provisions	120	—	—
Charged-off	(10)	(188)	(172)
Recoveries	17	65	57
Ending balance	$4,563	$4,436	$4,444

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

Non-interest income for the three and nine-month periods ended September 30, 2005 was $761,000 and $1.6 million compared to $708,000 and $2.3 million for the same periods in 2004. The $53,000 increase for the three-month period was primarily attributable to increased service charges on deposits and wealth management fees quarter over quarter.

The $700,000 decrease for the nine-month period was primarily attributable to $684,000 of investment security losses year-over-year, a $46,000 decrease in other fee income related to cash management fees and a $31,000 decrease in service charges on deposits offset by a $53,000 increase in wealth management fees. The remaining $8,000 decrease was related to BOLI and other miscellaneous fee income items.

NON-INTEREST EXPENSE

Non-interest expense includes salaries and employee benefits, furniture & equipment, occupancy, professional & consulting fees as well as printing & supplies, marketing and other less significant expense items. Non-interest expense was $3.7 million and $10.7 million for the three and nine-month periods ended September 30, 2005 compared to $3.3 million and $9.6 million for the same periods in 2004. The increases for both periods was attributable to:

Salary and employee benefits. Salary and employee benefits was $2.1 million and $6.0 million for the three and nine-month periods ended September 30, 2005 compared to $1.8 million and $5.3 million for the same periods in 2004. The increases for both periods was largely attributable to the substantial investment in key staff, principally revenue producing personnel. DNB continued to make significant progress by adding seasoned individuals who will provide DNB with additional leadership serving the Private Banking, Credit and Retail needs of our customers.

Professional and consulting. Professional and consulting expenses were $310,000 and $885,000 for the three and nine-month periods ended September 30, 2005 compared to $196,000 and $494,000 for the same periods in 2004. The primary reason for the increase was due to the following. First, a marketing firm was engaged to assist DNB with several marketing initiatives which includes (a) Providing a comprehensive analysis of DNB's product and service offerings, competitive position and customer profiles, including interviews with selected samples of customers of DNB and other financial institutions; (b) Consulting with and assisting DNB's management in establishing strategies for branding based on the foregoing analysis and research; (c) Assisting DNB with marketing, public relations and customer relations strategies to implement the new branding strategies. Second, DNB hired a third-party to assist in its efforts to comply with the provisions of the Sarbanes-Oxley Act. Third, fees associated with a third-party providing network support increased as a result of the growth in the bank’s overall staff and other initiatives such as the opening of Loan Production Office as well as upgrading the DNB’s network. Lastly, audit and legal expenses increased as the result of several initiatives designed to increase share ownership in and commitment to the Company by management and employees. These initiatives included the implementation of DNB’s new Incentive Equity and Deferred Compensation Plan and incorporating the Company’s stock into the DNB First 401-K Retirement Plan

Advertising and marketing. Advertising and marketing expenses were $76,000 and $371,000 for the three and nine-month periods ended September 30, 2005 compared to $167,000 and $494,000 for the same periods in 2004. The decrease occurred primarily because the DNB did not need to duplicate 2004 expenditures to promote its new corporate identity.

INCOME TAXES

Income tax expense (benefit) was $114,000 and ($25,000) for the three and nine-month periods ended September 30, 2005 compared to $161,000 and $500,000 for the same periods in 2004. Income tax expense (benefit) for each period differs from the amount determined at the statutory rate of 34% due to tax-exempt income on loans and investment securities, DNB's ownership of BOLI policies and tax credits recognized on a low-income housing limited partnership. For the nine-month period ended September 30, 2005, DNB reversed of a portion of a previously recorded valuation allowance for deferred tax assets and recognized a related income tax benefit of $102,000 in connection with the sale of agency preferred securities which is discussed in detail on page 15 under the heading “Investment Portfolio Restructure”. The combination of these items contributed to the ($25,000) income tax benefit for the nine-month period ended September 30, 2005.

With regards to the previously recorded valuation allowance, DNB recognized a pre-tax other-than-temporary impairment charge during 2004 totaling $2.3 million or 24% of the book value on four agency preferred stock issues totaling $9.98 million. The other-than-temporary impairment charges were recognized due to the negative impact on the market value of these securities caused by the ongoing accounting, management, and regulatory oversight issues confronting Fannie Mae and Freddie Mac. DNB was required to recognize other-than-temporary impairment under guidance provided by the Financial Accounting Standards Board (FASB115) and the Securities and Exchange Commission (SEC). The perpetual preferred agency securities that DNB owned at December 31, 2004 (preferred stock) were “Capital Assets” as defined under Internal Revenue Code (IRC) Section 1221. In general, when the preferred stock securities would be sold or disposed of, any net gain or loss on such securities would generate a capital gain or capital loss. It was anticipated that the sale of the preferred stock securities would give rise to a realized capital loss for income tax purposes. Realized capital losses can only be used to offset capital gain income and not ordinary taxable income from operations (IRC Section 1211(a). To the extent a corporate taxpayer is unable to utilize a net realized capital loss, such losses can be carried forward to each of the 5 taxable years succeeding such loss year (IRC Section 1212(a)(1)(B)). If unutilized after 5 taxable years, such capital losses will expire unused. Neither DNB, nor its wholly owned subsidiary DNB First, National Association, had a history of generating such capital gains within the past 3 tax years, nor did the management of DNB anticipate that it would generate such capital gains within five (5) years of the anticipated sale of these securities. When the impairment charge was recognized, DNB contemplated selling some or all of these securities during 2005. The 5 year period to recover the capital loss would start when these securities were sold. At December 31, 2004, DNB did not anticipate recognizing gains from the sale of any capital assets that it may have held as of this date (including these preferred stock securities) during the next 5 - 6 years. As a result, management determined that it was more likely than not that the income tax benefits associated with the above impairment write down would not be realizable and accordingly recorded a valuation allowance for deferred tax asset in the amount of $733,000.

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

Non-Performing Assets
(Dollars in thousands)	September 30, 2005	December 31, 2004	September 30, 2004
Loans and leases:
Non-accrual	$1,387	$389	$360
90 days past due and still accruing	140	36	46
Troubled debt restructurings	—	—	—
Total non-performing loans and leases	1,527	425	406
Other real estate owned	—	—	—
Total non-performing assets	$1,527	$425	$406

The following table sets forth DNB's asset quality and allowance coverage ratios at the dates indicated:

	September 30, 2005	December 31, 2004	September 30, 2004
Asset quality ratios:
Non-performing loans to total loans	0.6%	0.2%	0.2%
Non-performing assets to total assets	0.3	0.1	0.1
Allowance for credit losses to:
Total loans and leases	1.7	1.9	2.0
Non-performing loans and leases	298.8	1,043.8	1,094.6

If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

	Nine Months Ended	Year Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2005	December 31, 2004	September 30, 2004
Interest income which would have been
Recorded under original terms	$87	$31	$24
Interest income recorded during the period	(7)	(5)	—
Net impact on interest income	$80	$26	$24

Information regarding impaired loans is as follows:

(Dollars in thousands)	September 30, 2005	December 31, 2004	September 30, 2004
Total recorded investment	$1,110	$216	$—
Average recorded investment	1,185	1,083	1,357
Specific allowance allocation	488	—	—
Total cash collected	280	2,249	2,247
Interest income recorded	6	133	133

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

At September 30, 2005, DNB had $67.7 million in un-funded commitments. The Bank normally funds such commitments by means of normal cash flows. Time deposits greater than $100,000 scheduled to mature in one year or less from September 30, 2005 totaled $18.4 million. Management believes that the majority of such deposits will be reinvested with DNB and time deposits that are not renewed will be funded by a reduction in Federal funds sold or by pay-downs and maturities of loans and investments.

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

The following table summarizes data and ratios pertaining to the Corporation and the Bank's capital structure.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation

September 30, 2005:
Total risk-based capital	$38,045	12.48%	$24,384	8.00%	$30,479	10.00%
Tier 1 capital	33,645	11.04	12,192	4.00	18,288	6.00
Tier 1 (leverage) capital	33,645	7.37	18,256	4.00	22,821	5.00
December 31, 2004:
Total risk-based capital	$32,778	11.96%	$21,917	8.00%	$27,396	10.00%
Tier 1 capital	29,341	10.71	10,959	4.00	16,438	6.00
Tier 1 (leverage) capital	29,341	6.75	17,389	4.00	21,737	5.00

DNB First, N.A.

September 30, 2005:
Total risk-based capital	$38,103	12.52%	$24,348	8.00%	$30,435	10.00%
Tier 1 capital	34,288	11.27	12,174	4.00	18,261	6.00
Tier 1 (leverage) capital	34,288	7.52	18,239	4.00	22,799	5.00
December 31, 2004:
Total risk-based capital	$32,750	11.97%	$21,894	8.00%	$27,368	10.00%
Tier 1 capital	29,316	10.71	10,947	4.00	16,421	6.00
Tier 1 (leverage) capital	29,316	6.75	17,366	4.00	21,707	5.00

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes Modified Duration of Equity and Economic Value of Equity ("EVE") models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different if rates change. Results falling outside prescribed ranges require action by management. At September 30, 2005 and December 31, 2004, DNB's variance in the economic value of equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the table below. The change as a percentage of the present value of equity with a 200 basis point increase or decrease at September 30, 2005 and December 31, 2004, was within DNB's negative 25% guideline.

	September 30, 2005			December 31, 2004
Change in rates	Flat	-200bp	+200bp	Flat	-200bp	+200bp
EVE	$52,244	$48,779	$46,078	$40,712	$33,327	$36,297
Change		(3,465)	(6,166)		(7,385)	(4,415)
Change as a % of assets		(0.8%)	(1.3%)		(1.7%)	(1.0%)
Change as a % of PV equity		(6.6%)	(11.8%)		(18.1%)	(10.9%)

ITEM 4 - CONTROLS AND PROCEDURES

DNB’s Chief Executive Officer, President and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2005, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, the Chief Executive Officer, President and the Chief Financial Officer have concluded that DNB’s current disclosure controls and procedures are effective and timely, providing them with material information relating to DNB and its subsidiaries required to be disclosed in the report DNB files under the Exchange Act.

Management of DNB is responsible for establishing and maintaining adequate internal control over financial reporting for DNB, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

There was no change in the DNB’s “internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, DNB’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on repurchases by DNB of its common stock in each month of the quarter ended September 30, 2005:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2005 - July 31, 2005	—	$—	—	138,398
August 1, 2005 - August 31, 2005	—	—	—	138,398
September 1, 2005 - September 30, 2005	—	—	—	138,398
Total	—	$—	—	138,398

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

(b)*
Change of Control Agreements between DNB Financial Corporation and DNB First, N.A. and the following executive officers each in the form filed on March 26, 1999 at Item 10.2 to Form 10-K for the fiscal year ended December 31, 1998 (No. 0-16667), and incorporated herein by reference: (i) dated May 5, 1998 with Ronald K. Dankanich; Eileen M. Knott and Bruce B. Moroney, (ii) dated July 18, 2000, April 28, 2003 and September 22, 2003 with William J. Hieb and Richard M. Wright, respectively, and (iii) dated October 18, 2004 with C. Tomlinson Kline III; (iv) dated December 3, 2004 with Thomas M. Miller.

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

DNB FINANCIAL CORPORATION

November 14, 2005	BY:	/s/ William S. Latoff
William S. Latoff, Chairman of the Board and Chief Executive Officer

November 14, 2005	BY:	/s/ Bruce E. Moroney
Bruce E. Moroney, Chief Financial Officer and Executive Vice President