Form 10-K
period 2005-12-31
DNB FINANCIAL CORP /PA/
filed 2006-03-23
CIK 713671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2005
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____. Commission file Number 0-16667

(Exact Name of registrant as specified in its charter)

Pennsylvania	23-2222567
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4 Brandywine Avenue, Downingtown, Pennsylvania	19335
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (610) 269-1040
Securities registered pursuant to Section 12 (b) of the Act: N/A

Securities registered pursuant to Section 12 (g) of the Act:
Common stock, par value $1.00 per share
(Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[ ] Yes [X] No

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

As of March 2, 2006, $42.6 million of the Registrant’s Common Stock, $1 par value per share, was held by non-affiliates of the Registrant.

As of March 2, 2006, the Registrant had outstanding 2,372,156 shares of Common Stock, $1 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Shareholders are incorporated by reference into Parts III and IV of this Form 10-K.

DNB FINANCIAL CORPORATION

Table of Contents

Part I
			1
	Item 1.	Business

	Item 1A.	Risk Factors	10

	Item 1B.	Unresolved Staff Comments	14

	Item 2.	Properties	14

	Item 3.	Legal Proceedings	15

	Item 4.	Submission of Matters to a Vote of Security Holders	15

Part II

	Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
		and Issuer Purchases of Equity Securities	15

	Item 6.	Selected Financial Data	17

	Item 7.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	18

	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	47

	Item 8.	Financial Statements and Supplementary Data	48

	Item 9.	Changes in and Disagreements with Accountants
		on Accounting and Financial Disclosure	77

	Item 9A.	Controls and Procedures	77

	Item 9B.	Other Information	77

Part III

	Item 10.	Directors and Executive Officers of the Registrant	77

	Item 11.	Executive Compensation	77

	Item 12.	Security Ownership of Certain Beneficial Owners and Management
		and Related Stockholder Matters	78

	Item 13.	Certain Relationships and Related Transactions	78

	Item 14.	Principal Accounting Fees and Services	78

Part IV

	Item 15.	Exhibits, Financial Statement Schedules	79

SIGNATURES			80

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

Part I

Item 1. Business

(a) General Description of Registrant’s Business and Its Development

DNB Financial Corporation (the “Registrant” or “DNB”), a Pennsylvania business corporation, is a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System (Federal Reserve Board). The Registrant was incorporated on October 28, 1982 and commenced operations on July 1, 1983 upon consummation of the acquisition of all of the outstanding stock of Downingtown National Bank, now known as DNB First, National Association (the “Bank”). Since commencing operations, DNB’s business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. At December 31, 2005, DNB had total consolidated assets, total liabilities and stockholders’ equity of $473.0 million, $442.9 million, and $30.2 million, respectively.

The Bank was organized in 1861. The Bank is a national banking association that is a member of the Federal Reserve System, the deposits of which are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is a full service commercial bank providing a wide range of services to individuals and small to medium sized businesses in the southeastern Pennsylvania market area, including accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans. In addition, the Bank has ten full service and two limited service branches and a full-service wealth management group known as “DNB Advisors”. The Bank’s financial subsidiary, DNB Financial Services, Inc., is a Pennsylvania licensed insurance agency, which, together with the Bank, sells a broad variety of insurance and investment products. The Bank’s other subsidiary, Downco, Inc. was incorporated in December 1995 for the purpose of acquiring and holding other real estate owned acquired through foreclosure or deed in-lieu-of foreclosure and now owns certain Bank-occupied real estate.

(b) Financial Information About Segments

In accordance with generally accepted accounting principles in the United States, the Registrant and the Bank operate as one segment, and therefore do not report financial information for multiple segments of their business.

(c) Narrative Description of Business

The Bank’s legal headquarters is located at 4 Brandywine Avenue, Downingtown, Pennsylvania. As of December 31, 2005, the Bank had total assets of $472.6 million, total deposits of $339.9 million and total stockholders’ equity of $39.2 million. The Bank’s business is not seasonal in nature. The FDIC, to the extent provided by law, insures its deposits. At December 31, 2005, the Bank had 132 full-time employees and 20 part-time employees.

The Bank derives its income principally from interest charged on loans and, to a lesser extent, interest earned on investments and fees received in connection with the origination of loans and for other services. The Bank’s principal expenses are interest expense on deposits and borrowings and operating expenses. Funds for activities are provided principally by operating revenues, deposit growth and the repayment of outstanding loans and investments.

The Bank encounters vigorous competition from a number of sources, including other commercial banks, thrift institutions, other financial institutions and financial intermediaries. In addition to commercial banks, Federal and state savings and loan associations, savings banks, credit unions and industrial savings banks actively compete in the Bank’s market area to provide a wide variety of banking services. Mortgage banking firms, real estate investment trusts, finance companies, insurance companies, leasing companies and brokerage companies, financial affiliates of industrial companies and certain government agencies provide additional competition for loans and for certain financial services. The Bank also competes for interest-bearing funds with a number of other financial intermediaries, which offer a diverse range of investment alternatives, including brokerage firms and mutual fund companies.

Supervision and Regulation - Registrant

Sarbanes-Oxley Act of 2002 - On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), which imposed significant additional requirements and restrictions on publicly-held companies, such as the Registrant. These provisions include new requirements governing the composition and responsibilities of audit committees, financial disclosures and reporting and restrictions on personal loans to directors and officers. Sarbanes-Oxley, inter alia, now mandates chief executive and chief financial officer certifications of periodic financial reports, additional financial disclosures concerning off-balance sheet items, and speedier transaction reporting requirements for executive officers, directors and 10% shareholders. Rules promulgated and to be promulgated by the SEC pursuant to Sarbanes-Oxley impose substantial reporting and compliance obligations on management and boards of directors, and new obligations and restrictions have been placed on auditors and audit committees that is intended to enhance their independence from management. In addition, penalties for non-compliance with the federal securities laws are heightened. While the Registrant has and will incur significant additional expense complying with Sarbanes Oxley requirements, the Registrant does not anticipate this legislation to have any other material adverse impact on the Registrant.

Federal Banking Laws

The Registrant is subject to a number of complex Federal banking laws, most notably the provisions of the Bank Holding Company Act of 1956, as amended (“Bank Holding Company Act”) and the Change in Bank Control Act of 1978 (“Change in Control Act”), and to supervision by the Federal Reserve Board.

Bank Holding Company Act - Financial Holding Companies

The Bank Holding Company Act requires a “company” (including the Registrant) to secure the prior approval of the Federal Reserve Board before it owns or controls, directly or indirectly, more than five percent (5%) of the voting shares or substantially all of the assets of any bank. It also prohibits acquisition by any “company” (including the Registrant) of more than five percent (5%) of the voting shares of, or interest in, or all or substantially all of the assets of, any bank located outside of the state in which a current bank subsidiary is located unless such acquisition is specifically authorized by laws of the state in which such bank is located. A “bank holding company” (including the Registrant) is prohibited from engaging in or acquiring direct or indirect control of more than five percent (5%) of the voting shares of any company engaged in non-banking activities unless the Federal Reserve Board, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making this determination, the Federal Reserve Board considers whether the performance of these activities by a bank holding company would offer benefits to the public that outweigh possible adverse effects. Applications under the Bank Holding Company Act and the Change in Control Act are subject to review, based upon the record of compliance of the applicant with the Community Reinvestment Act of 1977 (“CRA”). See further discussion below.

The Registrant is required to file an annual report with the Federal Reserve Board and any additional information that the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may also make examinations of the Registrant and any or all of its subsidiaries. Further, under Section 106 of the 1970 amendments to the Bank Holding Company Act and the Federal Reserve Board’s regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of credit or provision of any property or services. The so-called “anti-tie-in” provisions state generally that a bank may not extend credit, lease, sell property or furnish any service to a customer on the condition that the customer provide additional credit or service to the bank, to its bank holding company or to any other subsidiary of its bank holding company or on the condition that the customer not obtain other credit or service from a competitor of the bank, its bank holding company or any subsidiary of its bank holding company.

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

Gramm-Leach Bliley Act of 1999 (“GLB”). This law repeals certain restrictions on bank and securities firm affiliations, and allows bank holding companies to elect to be treated as a “financial holding company” that can engage in approved “financial activities,” including insurance, securities underwriting and merchant banking. Banks without holding companies can engage in many of these new financial activities through a “financial subsidiary.” The law also mandates functional regulation of bank securities activities. Banks’ exemption from broker-dealer regulation would be limited to, for example, trust, safekeeping, custodian, shareholder and employee benefit plans, sweep accounts, private placements (under certain conditions), self-directed IRAs, third party networking arrangements to offer brokerage services to bank customers, and the like. It also requires banks that advise mutual funds to register as investment advisers. The legislation provides for state regulation of insurance, subject to certain specified state preemption standards. It establishes which insurance products banks and bank subsidiaries may provide as principal or underwriter, and prohibits bank underwriting of title insurance, but also preempts state laws interfering with affiliations. GLB prohibits approval of new de novo thrift charter applications by commercial entities and limits sales of existing so-called “unitary” thrifts to commercial entities. The law bars banks, savings and loans, credit unions, securities firms and insurance companies, as well as other “financial institutions,” from disclosing customer account numbers or access codes to unaffiliated third parties for telemarketing or other direct marketing purposes, and enables customers of financial institutions to “opt out” of having their personal financial information shared with unaffiliated third parties, subject to exceptions related to the processing of customer transactions and joint financial services marketing arrangements with third parties, as long as the institution discloses the activity to its customers and requires the third party to keep the information confidential. It requires policies on privacy and disclosure of information to be disclosed annually, requires federal regulators to adopt comprehensive regulations for ensuring the security and confidentiality of consumers’ personal information, and allows state laws to give consumers greater privacy protections. The GLB is likely to increase the competition the Bank faces, and this increased competition is likely to come from a wider variety of non-banking competitors as well as banks.

Change in Bank Control Act

Under the Change in Control Act, no person, acting directly or indirectly or through or in concert with one or more other persons, may acquire “control” of any Federally insured depository institution unless the appropriate Federal banking agency has been given 60 days prior written notice of the proposed acquisition and within that period has not issued a notice disapproving of the proposed acquisition or has issued written notice of its intent not to disapprove the action. The period for the agency’s disapproval may be extended by the agency. Upon receiving such notice, the Federal agency is required to provide a copy to the appropriate state regulatory agency, if the institution of which control is to be acquired is state chartered, and the Federal agency is obligated to give due consideration to the views and recommendations of the state agency. Upon receiving a notice, the Federal agency is also required to conduct an investigation of each person involved in the proposed acquisition. Notice of such proposal is to be published and public comment solicited thereon. A proposal may be disapproved by the Federal agency if the proposal would have anticompetitive effects, if the proposal would jeopardize the financial stability of the institution to be acquired or prejudice the interests of its depositors, if the competence, experience or integrity of any acquiring person or proposed management personnel indicates that it would not be in the interest of depositors or the public to permit such person to control the institution, if any acquiring person fails to furnish the Federal agency with all information required by the agency, or if the Federal agency determines that the proposed transaction would result in an adverse effect on a deposit insurance fund. In addition, the Change in Control Act requires that, whenever any Federally insured depository institution makes a loan or loans secured, or to be secured, by 25% or more of the outstanding voting stock of a Federally insured depository institution, the president or chief executive officer of the lending bank must promptly report such fact to the appropriate Federal banking agency regulating the institution whose stock secures the loan or loans.

Pennsylvania Banking Laws

Under the Pennsylvania Banking Code of 1965, as amended (“PA Code”), the Registrant is permitted to control an unlimited number of banks, subject to prior approval of the Federal Reserve Board as more fully described above. The PA Code authorizes reciprocal interstate banking without any geographic limitation. Reciprocity between states exists when a foreign state’s law authorizes Pennsylvania bank holding companies to acquire banks or bank holding companies located in that state on terms and conditions substantially no more restrictive than those applicable to such an acquisition by a bank holding company located in that state. Interstate ownership of banks in Pennsylvania with banks in Delaware, Maryland, New Jersey, Ohio, New York and other states is currently authorized. However, state laws still restrict de novo formations of branches in other states. Pennsylvania law also provides Pennsylvania state chartered institutions elective parity with the power of national banks, federal thrifts, and state-chartered institutions in other states as authorized by the Federal Deposit Insurance Corporation (“Competing Institutions”). In some cases, this may give state chartered institutions broader powers than national banks such as the Bank, and may increase competition the Bank faces from other banking institutions.

Environmental Laws

The Registrant, the Bank and the Bank’s customers are subject in the course of their activities to a growing number of Federal, state and local environmental laws and regulations. Neither the Registrant nor the Bank anticipates that compliance with environmental laws and regulations will have any material effect on capital expenditures, earnings, or on its competitive positions.

Supervision and Regulation - Bank

The operations of the Bank are subject to Federal and State statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System and to banks whose deposits are insured by the FDIC. Bank operations are also subject to regulations of the Office of the Comptroller of the Currency (“OCC”), the Federal Reserve Board and the FDIC.

The primary supervisory authority of the Bank is the OCC, who regularly examines the Bank. The OCC has the authority to prevent a national bank from engaging in an unsafe or unsound practice in conducting its business.

Federal and state banking laws and regulations govern, among other things, the scope of a bank’s business, the investments a bank may make, the reserves against deposits a bank must maintain, loans a bank makes and collateral it takes, the activities of a bank with respect to mergers and consolidations and the establishment of branches. All nationally and state-chartered banks in Pennsylvania are permitted to maintain branch offices in any county of the state. National bank branches may be established only after approval by the OCC. It is the general policy of the OCC to approve applications to establish and operate domestic branches, including ATMs and other automated devices that take deposits, provided that approval would not violate applicable Federal or state laws regarding the establishment of such branches. The OCC reserves the right to deny an application or grant approval subject to conditions if (1) there are significant supervisory concerns with respect to the applicant or affiliated organizations, (2) in accordance with CRA, the applicant’s record of helping meet the credit needs of its entire community, including low and moderate income neighborhoods, consistent with safe and sound operation, is less than satisfactory, or (3) any financial or other business arrangement, direct or indirect, involving the proposed branch or device and bank “insiders” (directors, officers, employees and 10% or greater shareholders) involves terms and conditions more favorable to the insiders than would be available in a comparable transaction with unrelated parties.

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

Prompt Corrective Action. Federal banking law mandates certain “prompt corrective actions” which Federal banking agencies are required to take, and certain actions which they have discretion to take, based upon the capital category into which a Federally regulated depository institution falls. Regulations have been adopted by Federal bank regulatory agencies setting forth detailed procedures and criteria for implementing prompt corrective action in the case of any institution, which is not adequately capitalized. Under the rules, an institution will be deemed to be “adequately capitalized” or better if it exceeds the minimum Federal regulatory capital requirements. However, it will be deemed “undercapitalized” if it fails to meet the minimum capital requirements, “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0%, or a leverage ratio that is less than 3.0%, and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2.0%. The rules require an undercapitalized institution to file a written capital restoration plan, along with a performance guaranty by its holding company or a third party. In addition, an undercapitalized institution becomes subject to certain automatic restrictions including a prohibition on the payment of dividends, a limitation on asset growth and expansion, and in certain cases, a limitation on the payment of bonuses or raises to senior executive officers, and a prohibition on the payment of certain “management fees” to any “controlling person”. Institutions that are classified as undercapitalized are also subject to certain additional supervisory actions, including increased reporting burdens and regulatory monitoring, a limitation on the institution’s ability to make acquisitions, open new branch offices, or engage in new lines of business, obligations to raise additional capital, restrictions on transactions with affiliates, and restrictions on interest rates paid by the institution on deposits. In certain cases, bank regulatory agencies may require replacement of senior executive officers or directors, or sale of the institution to a willing purchaser. If an institution is deemed to be “critically undercapitalized” and continues in that category for four quarters, the statute requires, with certain narrowly limited exceptions, that the institution be placed in receivership.

Under the Federal Deposit Insurance Act, the OCC possesses the power to prohibit institutions regulated by it, such as the Bank, from engaging in any activity that would be an unsafe and unsound banking practice and in violation of the law. Moreover, Federal law enactments have expanded the circumstances under which officers or directors of a bank may be removed by the institution’s Federal supervisory agency; restricted and further regulated lending by a bank to its executive officers, directors, principal shareholders or related interests thereof; and restricted management personnel of a bank from serving as directors or in other management positions with certain depository institutions whose assets exceed a specified amount or which have an office within a specified geographic area; and restricted management personnel from borrowing from another institution that has a correspondent relationship with their bank.

Capital Rules. Pursuant to The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) and the laws it amended, the Federal banking agencies have issued certain “risk-based capital” guidelines, which supplemented existing capital requirements. In addition, the OCC imposes certain “leverage” requirements on national banks such as the Bank. Banking regulators have authority to require higher minimum capital ratios for an individual bank or bank holding company in view of its circumstances.

The risk-based guidelines require all banks and bank holding companies to maintain two “risk-weighted asset” ratios. The first is a minimum ratio of total capital (“Tier 1” and “Tier 2” capital) to risk-weighted assets equal to 8.00%; the second is a minimum ratio of “Tier 1” capital to risk-weighted assets equal to 4.00%. Assets are assigned to five risk categories, with higher levels of capital being required for the categories perceived as representing greater risk. In making the calculation, certain intangible assets must be deducted from the capital base. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets.

The risk-based capital rules also account for interest rate risk. Institutions with interest rate risk exposure above a normal level, would be required to hold extra capital in proportion to that risk. A bank’s exposure to declines in the economic value of its capital due to changes in interest rates is a factor that the banking agencies will consider in evaluating a bank’s capital adequacy. The rule does not codify an explicit minimum capital charge for interest rate risk. The Bank currently monitors and manages its assets and liabilities for interest rate risk, and management believes that the interest rate risk rules, which have been implemented and proposed will not materially adversely affect the Bank’s operations.

The OCC’s “leverage” ratio rules require national banks which are rated the highest by the OCC in the composite areas of capital, asset quality, management, earnings and liquidity to maintain a ratio of “Tier 1” capital to “adjusted total assets” (equal to the bank’s average total assets as stated in its most recent quarterly Call Report filed with the OCC, minus end-of-quarter intangible assets that are deducted from Tier 1 capital) of not less than 3.00%. For banks which are not the most highly rated, the minimum “leverage” ratio will range from 4.00% to 5.00%, or higher at the discretion of the OCC, and is required to be at a level commensurate with the nature of the riskiness of the bank’s condition and activities.

For purposes of the capital requirements, “Tier 1” or “core” capital is defined to include common stockholders’ equity and certain non-cumulative perpetual preferred stock and related surplus. “Tier 2” or “qualifying supplementary” capital is defined to include a bank’s allowance for credit losses up to 1.25% of risk-weighted assets, plus certain types of preferred stock and related surplus, certain “hybrid capital instruments” and certain term subordinated debt instruments.

Management does not anticipate that the foregoing capital rules will have a material effect on the Registrant’s business and capital plans.

Deposit Insurance Assessments. All Federally insured depository institutions pay special assessments toward the funding of interest payments on FICO bonds, which were issued in 1989 to fund the savings and loan bailout. The special assessments are calculated on a deposit-by-deposit basis. The FDIC sets the Financing Corporation assessment rate every quarter. Currently, the special assessment rate is 1.32 basis points on all assessable deposits.

The FDIC sets deposit insurance assessment rates on a semiannual basis. The FDIC has authority to impose or change the assessment rates within its discretion to maintain the deposit insurance fund’s reserve ratio at the required levels. While the required ratio was designated at 1.25% prior to 2006, the Deposit Insurance Reform Act of 2005 (the “Reform Act”) changes the designated ratio to a required range, giving the FDIC authority to establish the reserve level within that range. For further information, please refer to “Deposit Insurance Reform Act” on page 8.

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

For the capital measure, institutions are assigned semiannually to one of three capital groups according to their levels of supervisory capital as reported on their Call Reports: “well capitalized” (group 1), “adequately capitalized” (group 2) and “undercapitalized” (group 3). The capital ratio standards for classifying an institution in one of these three groups are total risk-based capital ratio (10 percent or greater for group 1, and between 8 and 10 percent for group 2), the Tier 1 risk-based capital ratio (6 percent or greater for group 1, and between 4 and 6 percent for group 2), and the leverage capital ratio (5 percent or greater for group 1, between 4 and 5 percent for group 2). Management believes that the Bank has met the definition of “well capitalized” for regulatory purposes on December 31, 1999 and thereafter.

Within each capital group, institutions are assigned to one of three supervisory risk subgroups ─ subgroup A, B, or C, depending upon an assessment of the institution’s perceived risk based upon the results of its most recent examination and other information available to regulators. Subgroup A will consist of financially sound institutions with only a few minor weaknesses. Subgroup B will consist of institutions that demonstrate weaknesses, which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C will consist of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. Thus, there are nine possible classifications to which varying assessment rates are applicable. The regulation generally prohibits institutions from disclosing their subgroup assignments or assessment risk classifications without FDIC authorization.

The following table sets forth the current assessment rates by capital group and supervisory risk subgroup (with no minimum assessment amount):

	Supervisory subgroup
	(in basis points)
Capital Group	A	B	C
1	0	3	17
2	3	10	24
3	10	24	27

Interstate Banking. Federal law permits interstate bank mergers and acquisitions. Limited branch purchases are still subject to state laws. Pennsylvania law permits out-of-state banking institutions to establish branches in Pennsylvania with the approval of the Pennsylvania Banking Department, provided the law of the state where the banking institution is located would permit a Pennsylvania banking institution to establish and maintain a branch in that state on substantially similar terms and conditions. It also permits Pennsylvania banking institutions to maintain branches in other states. Bank management anticipates that interstate banking will continue to increase competitive pressures in the Bank’s market by permitting entry of additional competitors, but management is of the opinion that this will not have a material impact upon the anticipated results of operations of the Bank.

Bank Secrecy Act and OFAC. Under the Bank Secrecy Act (“BSA”), the Bank is required to report to the Internal Revenue Service, currency transactions of more than $10,000 or multiple transactions of which the Bank is aware in any one day that aggregate in excess of $10,000. Civil and criminal penalties are provided under the BSA for failure to file a required report, for failure to supply information required by the BSA or for filing a false or fraudulent report. The Department of the Treasury's Office of Foreign Asset Control (“OFAC”) administers and enforces economic and trade sanctions against targeted foreign countries, terrorism-sponsoring jurisdictions and organizations, and international narcotics traffickers based on U.S. foreign policy and national security goals. OFAC acts under presidential wartime and national emergency powers and authority granted by specific legislation to impose controls on transactions and freeze foreign assets under U.S. jurisdiction. Acting under authority delegated from the Secretary of the Treasury, OFAC promulgates, develops, and administers the sanctions under its statutes and executive orders. OFAC requirements are separate and distinct from the BSA, but both OFAC requirements and the BSA share a common national security goal. Because institutions and regulators view compliance with OFAC sanctions as related to BSA compliance obligations, supervisory examination for OFAC compliance is typically connected to examination of an institution's BSA compliance. Examiners focus on a banking organization's compliance processes and evaluate the sufficiency of a banking organization's implementation of policies, procedures and systems to ensure compliance with OFAC regulations.

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

The Registrant has and will incur significant additional expense complying with BSA, OFAC and Patriot Act requirements. The Registrant’s management has identified weaknesses in the Bank’s BSA, OFAC and Patriot Act compliance program (the “BSA compliance program”) and is still assessing the impact of the identified weaknesses. As a result, Registrant’s management cannot assure investors that the Bank is compliant with BSA in all respects, but the Registrant’s management has committed to a focused program in 2006 to strengthen its BSA compliance program.

Deposit Insurance Reform Act of 2005. The Deposit Insurance Reform Act of 2005 (the “Reform Act”) established a new Deposit Insurance Fund (“DIF”) and merges the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into it. The Reform Act replaced the previous 1.25% “designated reserve ratio” for the BIF and SAIF with a reserve ratio range of 1.15% to 1.4% of estimated insured deposits, subject to specified factors and annual redetermination by the FDIC. It requires the FDIC to set assessments as it determines appropriate, including a maximum base rate for assessments at one basis point for insured depository institutions in the lowest-risk category. The FDIC is required to establish and implement a DIF restoration plan whenever its reserve ratio is projected to fall, or actually falls, below the minimum reserve ratio. The Reform Act prescribes requirements for such plans, notably restoration to the minimum required reserve level within ten years. Whenever the actual reserve ratio exceeds the prescribed range, the Reform Act requires the FDIC to refund assessments to assessed institutions. In addition, the Reform Act provides for a one-time credit to assessed institutions based upon the December 31, 1996, assessment base of each eligible depository institution, as compared to the combined aggregate assessment base of all such institutions, but restricts the amount of such credit for depository institutions that exhibit financial, operational, or compliance weakness, including undercapitalization. For institutions that fail to pay assessments, the Reform Act increases penalties from $100 to 1% of assessments per day for the failure of a depository institution assessed more than $10,000 to make timely assessment payments. The Reform Act also amended the Federal Deposit Insurance Act to provide increased deposit insurance coverage for certain retirement accounts, increasing the coverage from $100,000 to $250,000 on those accounts. As of the date of this report, the BIF and SAIF have not yet been merged into the DIF, but the FDIC had announced its intention to complete the merger by March 31. The Reform Act requires the FDIC to adopt implementing regulations for the other features of the Reform Act within 270 days after the Reform Act’s adoption.

Other Laws and Regulations. The Bank is subject to a variety of consumer protection laws, including the Truth in Lending Act, the Truth in Savings Act adopted as part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the Electronic Funds Transfer Act, the Real Estate Settlement Procedures Act and the regulations adopted hereunder. In the aggregate, compliance with these consumer protection laws and regulations involves substantial expense and administrative time on the part of the Bank and the Registrant.

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

Item 1A. Risk Factors

Here are some of the risks that affect DNB’s business:

Our Profitability is Affected by Interest Rate Changes.  Our profitability depends largely on our net interest income. This is the difference between our interest income on loans, investments and other assets, and our interest expense on our deposits, borrowing and other liabilities. We try to identify and manage interest rate risk, which is the risk that we will not be able to keep investing our money at a higher rate than we borrow it. To manage interest rate risks, we have to keep track of the interest we earn and the interest we pay. When interest rates change, the relationship between our interest income and our interest expense changes. Interest rate changes can be complex. For example, the relationship between short-term interest rates and long-term interest rates can change. We try to limit the chances that these changes may make us less profitable. The types of assets and liabilities we have can also affect our profitability when interest rates change.

For example:

(a) Our assets and liabilities may change interest rates at different times.
(b) Our assets and liabilities may not mature at the same time.
(c) Some types of assets and liabilities may be repayable sooner or later as interest rates change.

Normally, we expect our assets and liabilities not to have the same sensitivity to changes in interest rates. This means that a change in interest rates will normally either increase or decrease our net income. As of December 31, 2005, we were in an asset sensitive position, meaning that, when interest rates change, the rates we earn on our assets change more quickly than the rates we pay on our liabilities. In this situation, a decline in interest rates could reduce our net income. In addition, as of December 31, 2005, our liabilities, on average were scheduled to be repaid sooner than our assets. As a result, when short-term interest rates rise faster than long-term interest rates, the interest we pay on our liabilities will increase faster than the interest we receive on our assets, which can reduce our net income. We cannot predict interest rate changes or the relationships between long-term interest rates and short-term interest rates.

Heavy Competition. We now face strong competition from many Pennsylvania and out-of-state banking and thrift institutions, many of which have been in business for a number of years and have established customer bases. We expect to continue to face this strong competition in the future. Competition also comes from other businesses that provide financial services, including consumer loan companies, credit unions, mortgage brokers, insurance companies, securities brokerage firms, investment advisors, money market funds and other mutual funds, and private lenders. Many of these competitors have resources greater than ours. They have the advantages of an established market presence and customer base, name recognition and a greater capital base. While our strategy is to attract customers by providing personalized services and making use of the business and personal ties of our management, there is no assurance we will keep or increase market acceptance and be able to operate profitably. Many financial service providers believe our primary market area, Chester County, is an attractive market because of its strong economic growth. As a result, we are experiencing particularly intense competition in our primary marketplace. This includes attempts at new entry into the market by established competitors that had not previously done business in Chester County, as well as the formation of new banks with management that are experienced in the Chester County market. All of these factors may adversely impact our ability to maintain or increase our profitability.

Small Size and Geographic Restrictions. We are a community bank and do not have the capital resources or the number of people that many of our competitors have. In addition, we cannot provide as many products or services as some of our competitors, making it more difficult for us to compete. Our market territory is relatively small, which limits our ability to diversify our credit risks and increase our business.

Real Estate Loans. Like many community banks, many of our loans are commercial loans secured primarily by commercial real estate. We are more vulnerable to losses on these loans if commercial real estate generally suffers a downturn in values. As a result, if commercial real estate values decline in the future, our profitability could be adversely affected.

Dependence on Interest Income. Our profitability depends heavily on net interest income. This means we can only be profitable if we lend money at higher interest rates than we borrow it through deposits and other debt. Recently the margin between lending rates and borrowing rates has gotten smaller, causing our net interest income to decline. While we are increasing fee-based income to make us less dependent on interest rates for profitability, we have not completed the implementation of strategies to increase our fee-based income. If interest rate margins shrink further, or if we are unable to diversify our business to generate greater fee-based income, our profitability may be negatively impacted.

Dependence on Key Personnel. As a community bank, our success will depend greatly on the continued services of our executive officers. In order to be successful, we must attract, retain and motivate key employees, and if we fail to do that, our profits could be hurt. We may not be successful in continuing to recruit experienced people for positions with us, or in retaining necessary people. If we lose Mr. Latoff’s or Mr. Hieb’s services or those of other key personnel, our future prospects could be harmed.

Director and Officer Liability Limitations. Under our articles of incorporation and Pennsylvania law, our directors and officers may not be liable to us unless they breach a duty of loyalty, or they engage in intentional misconduct or violate the law, or if they gain an improper personal benefit. Our bylaws permit us to indemnify our officers and directors to the fullest extent permitted by law for all expenses incurred in settlement of actions against them in connection with their service to us. Because we indemnify our directors and officers, there is a risk they could make riskier decisions than they would make if we did not offer them this protection.

Risks Related to Balance Sheet Repositioning. We announced a comprehensive plan designed to reposition our balance sheet and improve core earnings. The plan calls for a substantial reduction in the size of the investment portfolio and expansion of the loan portfolio through new originations, increased loan participations, as well as strategic loan and lease receivable purchases. We also announced plans to reduce debt borrowings with cash flows from existing loans and investments and from new core deposit growth. It is possible we will not be able to originate new loans or additional core deposits as quickly as planned, or that changes in interest rates will make this strategy less effective in achieving our profitability goals. If we do not achieve our balance sheet repositioning or revenue enhancement goals, our profitability may be adversely affected.

Concentration of Voting Control. As of February 21, 2006, William S. Latoff, our Chairman and Chief Executive Officer, owned 106,956 shares of our common stock, including 4,410 shares of restricted stock that will vest on May 25, 2008. He can also obtain 50,352 additional shares of common stock by exercising options he has previously been granted by the Company. Therefore, with the shares of common stock represented by options, he potentially controls 6.73% of issued and outstanding voting stock. He has expressed his intent to purchase additional shares of our common stock in the future. We are likely to grant him additional stock options, restricted stock or other equity-based compensation that would increase his voting percentage further. Our directors and officers as a group now own a total of 189,140 shares of our common stock, including 16,569 shares of restricted stock that will vest in the future. They can also acquire 175,918 additional shares of common stock by exercising options they have been granted. With the shares of common stock represented by options granted to them, our directors and officers as a group potentially control 14% of our issued and outstanding voting stock. Many of our directors and officers have indicated their intent to purchase additional shares of common stock in the future. Further, it is likely they will be granted additional stock options, restricted stock or other equity-based compensation that would further increase the total voting percentage of our directors and officers. We believe ownership of stock causes our directors and officers to have the same interests as our shareholders, but it also gives them the ability to vote as shareholders for matters that are in their personal interest.

Possible Future Capital Needs. There is no assurance we will be able to generate sufficient capital through retained earnings to achieve our operating and growth goals. We may require additional capital in the future to support growth and expansion, to increase our legal lending limit, and to accept increased deposits. If we are not able to raise sufficient capital at an acceptable cost, we may not reach our profitability goals and the value of a shareholder’s investment may be adversely affected.

Possible Dilution from Future Equity or Debt Offerings. We may make additional offerings of equity or debt privately or publicly without further approval by holders of our common stock. These offerings may include senior debt, subordinated debt, additional trust preferred securities or common or preferred stock, any of which we can issue without shareholder approval. Additional debt or equity could be issued at prices that are greater or lower than the market price of our shares. The offerings could dilute the book value, voting control or market value of shares you purchase under the Plan.

If the Economy Gets Worse in Our Market, our Profits Could Be Hurt. Recent news reports indicate economists think the U.S. economy might not do well in 2006. Our profits can be hurt if the economy does not do well in areas where we do business, because we may not be able to find as many creditworthy borrowers, or borrowers may decide to borrow less, or our losses on defaulted loans can increase if borrowers have financial problems.

If our Allowance for Credit Losses is Not Enough to Cover Future Credit Losses, or if We Do Not Manage our Credit Risks, our Earnings Could Decrease. We make assumptions and judgments about the collectibility of our loans, including the creditworthiness of our borrowers and the value of any collateral securing our loans. To determine our allowance for credit losses, we review our loans and our experience with loan losses and late loan payments, and we evaluate economic conditions. If we make the wrong assumptions, our allowance for credit losses may not be large enough to cover future losses on our loans. We also might make other mistakes in managing our credit risks. For example, we might not identify credit risks in a loan or in our portfolio accurately. We might make mistakes in managing our loans or in trying to recover losses. These mistakes might reduce our income, or require us to apply more of our income to add to the allowance for credit losses, or both. Either of these results would hurt our profits. Our bank regulators also have to review our allowance for credit losses. If our regulators decide we should increase it, we have to apply more of our income to do so, which might reduce our profits.

We Have a Concentration of Exposure to Some Borrowers, Which Adds to our Risks. The total amount of loans we make to a group of related borrowers is called our exposure to a borrowing relationship. As of December 31, 2005, the largest exposure we had to a group of related borrowers was $4.8 million. This equaled 8.0% of the total amount of our regulatory capital. For these purposes, our regulatory capital includes our stated capital, our capital surplus, and certain portions of our allowance for credit losses, with further adjustments, as required by our banking regulators. The standard lending limit for national banks is equal to 15% of this regulatory capital. As of December 31, 2005, our total exposure to our 10 largest borrowing relationships was approximately $35.2 million. This was approximately 60% of our regulatory capital for these purposes. Because a default on a loan to one borrower in a group of related borrowers can often result in defaults on the other loans to related borrowers, and because larger loan amounts produce more losses to a bank when they go into a default, if any of these loans goes into default and we cannot recover all we have lent, there is a greater risk that a default on these loans will produce a greater loss, and consequently a greater reduction in our profitability. If the total exposure to a few borrowing relationships gets too big in relation to a bank’s capital, it increases the risk that loan defaults on those borrowing relationships will reduce the bank’s capital. Without enough capital, a bank cannot operate profitably and may be subject to regulatory enforcement action.

Changes in Regulations and Accounting Rules May Hurt our Revenue. Section 404 of the Sarbanes-Oxley Act requires many companies to spend a lot of money to strengthen their internal control. We do not know yet whether that requirement will apply to us, but we have to make changes in our accounting and auditing in case it will. In addition, our auditors are charging us more because they have to do more work in auditing our records. Other recent accounting changes, such as the new rules for recognizing expenses associated with the value of stock options we grant to employees, are changing our accounting and business practices. The USA Patriot Act, OFAC and new regulations under the Bank Secrecy Act are also costing us a lot of money and are expected to cost substantially more during 2006 and succeeding years as we augment our BSA compliance program. The Bank may not be in full compliance in these areas and, while management is actively assessing and working to strengthen the Bank’s BSA, OFAC and Patriot Act compliance, there is a risk that the Bank could be exposed to enforcement action, civil money penalties or other adverse actions in the future based on any shortcomings that may be identified in the Bank’s historic BSA compliance program implementation. Other new bank regulations are also being adopted, and we must spend money to comply with them. In other cases, such as with our trust preferred securities, Bank Owned Life Insurance and tax and accounting positions we have taken, we depend upon Congress, regulatory agencies and accounting rulemaking bodies not to make changes in their current positions on the proper treatment of many of our activities. Any changes in these positions could hurt our financial position and our profitability. We do not know what other rules will be adopted in the future or whether new rules will be adopted. New rules and changes in rules may increase our expenses in complying with them. This may hurt our future profits in ways we cannot predict now.

Unexpected Events Affecting our Marketing Partners Could Hurt Our Revenues. Over recent years, we have sold more products and services jointly with other organizations, and we have relied more on other organizations to provide services to us to support our activities. We believe this trend will continue and that we will be more dependent in the future on other organizations in order to run our business efficiently and profitably. If an unexpected loss or problem affects one of these organizations, it could cost us money or hurt our ability to be profitable. While we try to plan for these risks, we may not predict some of these types of events.

Our Expansion Plans May Not be Successful. We have been adding branches and offices, and we may add more in the future. We do this so that we can provide our products and services to more customers, which we believe will make us more profitable. New offices cost us more money, but we expect them to become profitable after a time. If new offices do not become as profitable as we hope or do not become profitable as quickly as we expect, our profits may be hurt.

Unexpected Disasters May Hurt Our Profitability and Your Investment. Terrorist acts, conflicts, wars and natural disaster may seriously harm our business and revenue, costs and expenses and financial condition and stock price. While we try to make contingency plans to help continue our business if a disaster occurs, we might not anticipate every type of disaster, and our plans might fail. In addition, some disasters might be so overwhelming that we would not be able to recover from them. These situations could hurt our profitability and in the worst case could destroy our business and wipe out your investment.

Here are some risks that do not affect our business but could affect the value of an investment in DNB Common Stock:

On a Liquidation or in Certain Other Cases, Our Debt Holders May Hold Rights Superior to Shareholders. We have issued trust preferred securities that constitute indebtedness. These securities contain covenants requiring us to repay the debt with interest. If we fail to do so, the holders of that debt will have rights to seek repayment, and their claims on our assets will have priority over your claim as a shareholder.

Our Governing Documents May Reduce the Influence of an Individual Shareholder. Our articles of incorporation and bylaws give our directors substantial control over who sits on our board of directors and what proposals are presented to our shareholder to consider. For example, the board is divided into three staggered classes of directors. Only one class gets re-elected each year. As a result, it may take at least two years for a majority of directors to change. Second, under our articles of incorporation, a shareholder may not cumulate votes for the election of directors. As a result, the same majority of shareholders may control the election of each director position. Third, our bylaws impose time limits and other requirements on a shareholder who wants to nominate a director or make a proposal for new business at a shareholder meeting. As a result, the nomination or proposal may be delayed until the shareholder meets these requirements. These provisions may also give our management more time to evaluate and respond to a shareholder nomination or proposal and, if management believes the nomination or proposal is not in the best interests of shareholders, to advocate that it not be adopted.

Our Governing Documents May Make it More Difficult for Another Company to Buy DNB. Our articles of incorporation and bylaws contain provisions that may make it harder for another company to acquire control of DNB. For example, a change in control of DNB cannot occur unless it has been approved by shareholders owning at least 75% of the shares of DNB common stock or by two-thirds of DNB’s directors. In addition, the board of directors may oppose another company’s offer to buy DNB from its shareholders and in doing so may consider many factors not directly involving the current value of DNB stock. We believe these provisions help DNB become more profitable because they let our management concentrate on developing the profitability of DNB’s business for the benefit of our shareholders. As a result of these provisions, if another company tries to offer shareholders a higher price than shareholders can obtain by selling them in the open market, our shareholders may not be able to sell their shares to the other company without the approval of our board of directors.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The main office of the Bank is located at 4 Brandywine Avenue, Downingtown, Pennsylvania 19335. The Registrant’s registered office is also at this location. The Registrant pays no rent or other form of consideration for the use of the Bank’s main office as its principal executive office. The Bank leases its operations center located at 104-106 Brandywine Avenue, Downingtown. With the exception of the West Goshen office, Exton office, West Chester office and limited service offices in Newtown Square and at Tel Hai Retirement Community, all of which are leased, the Bank owns all of its existing branches as described below which had a net book value of $3.9 million including leasehold improvements at December 31, 2005. The Bank’s trust department and wealth management unit, operating under the name, “DNB Advisors,” have offices in the Bank’s Exton Office.

The bank has twelve offices located in Chester and Delaware Counties, Pennsylvania. In addition to the Main Office discussed above, they are:

Office	Office Location	Owned/Leased

Caln Office	1835 East Lincoln Highway, Coatesville	Owned
East End Office	701 East Lancaster Avenue, Downingtown	Owned
Exton Office	410 Exton Square Parkway, Exton	Leased
Kennett Square Office	215 E. Cypress St., Kennett Square	Owned
Lionville Office	Intersection of Route 100 and Welsh Pool Road, Exton	Owned
Little Washington Office	Route 322 and Culbertson Run Road, Downingtown	Owned
Ludwig’s Corner Office	Intersection of Routes 100 and 401, Chester Springs	Owned
Tel Hai Office	Tel Hai Retirement Community, Honey Brook (Limited Service)	Leased
West Goshen Office	1115 West Chester Pike, West Chester	Leased
West Chester Office	2 North Church Street, West Chester	Leased
Newtown Square Office	3409 West Chester Pike, Suite 102, Newtown Square (Limited Service)	Leased

On November 18, 2005, the Bank sold its operations center and an adjunct administrative office at 104-106 Brandywine Avenue, to an unaffiliated buyer for $1,700,000 and leased the Property from the buyer for an initial term ending December 1, 2010, on a triple net basis for an initial annual basic lease rental of approximately $176,000. The Lease gives the Bank successive options to renew its term for three additional terms of five years each at a basic rent to be established at a fair market rental taking into account all of the terms and conditions of this Lease, and an option to terminate the Lease at any time on 120 days prior notice.

Item 3. Legal Proceedings

DNB is a party to a number of lawsuits arising in the ordinary course of business. While any litigation causes an element of uncertainty, management is of the opinion that the liability, if any, resulting from the actions, will not have a material effect on the accompanying financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Price of and Dividends on Registrant’s Common Equity

DNB Financial Corporation’s common stock is listed under the symbol “DNBF” on the Over-The-Counter Electronic Bulletin Board, an automated quotation service, made available through and governed by the NASDAQ system. Current price information is available from account executives at most brokerage firms as well as the firms listed at the back of this report who are market makers of DNB’s common stock. There were approximately 1,250 stockholders who owned 2.4 million shares of common stock outstanding at March 2, 2006.

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

	2005		2004
	High	Low	High	Low
First quarter	$28.10	$25.48	$27.21	$24.49
Second quarter	26.95	25.29	25.35	22.68
Third quarter	25.00	22.38	23.81	22.74
Fourth quarter	22.14	18.95	25.48	22.95

The information required with respect to the frequency and amount of the Registrant’s cash dividends declared on each class of its common equity for the two most recent fiscal years is set forth in the section of this report titled, “Item 6 - Selected Financial Data” on page .

The information required with respect to securities authorized for issuance under the Registrant’s equity compensation plans is set forth in “Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” on page .

(b) Recent Sales of Unregistered Securities

The following information relates to all securities of the registrant sold by the registrant within the past three years which were not registered under the Securities Act of 1933, including sales of reacquired securities, as well as new issues, securities issued in exchange for property, services or other securities, and new securities resulting from the modification of outstanding securities.

On November 14, 2005, the registrant sold 265,730 shares of its common stock, par value $1.00 per share in a private, unregistered offering, at a cash sale price of $21.00 per share. The registrant did not use any underwriters or placement agents in the sale. Of the total offering, the registrant sold 204,877 shares to a total of 42 individuals and organizations not otherwise affiliated with the registrant, and a total of 60,853 shares to certain of its directors and officers as follows: William S. Latoff, 28,572 shares; William J. Hieb, 1,200 shares; Mildred C. Joyner, 1,000 shares; James J. Koegel, 19,048 shares; Eli Silberman, 1,191 shares; Thomas M. Miller, 3,571 shares; Raymond Mincarelli, 1,500 shares; Richard M. Wright, 1,200 shares; J. Curtis Joyner (spouse of Mildred C. Joyner, Director), 2,380 shares; and Janeice H. Silberman (spouse of Eli Silberman, Director), 1,191 shares. The aggregate offering price for the securities sold was $5.6 million in cash. The registrant did not pay any underwriting discounts or commissions, and did not pay the brokerage fees for any purchasers of the shares. The registrant relies upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 of SEC Regulation D, in that: (a) the shares were sold only to individuals and organizations qualifying as “accredited investors” under Regulation D; (b) the shares were sold without any general solicitation or public advertising; (c) the purchasers provided the registrant with representations customary for a private placement of securities; and (d) certificates delivered to the purchasers bear a restrictive legend. The shares are not subject to any related agreements, rights or conditions other than the transfer restrictions. The registrant has no material relationships with any of the purchasers other than its purchasing directors and officers, except the relationship established by their purchase of the shares as described above. The shares sold constitute 11.8% of the number of shares outstanding of the class of equity securities sold, as determined immediately after the sale of the shares. The registrant is contributing the net proceeds of the offering to its wholly owned subsidiary, DNB First, National Association (the “Bank”), for use for the Bank’s general corporate purposes.

(c) Purchases of Equity Securities by the Registrant and Affiliated Purchasers

The following table provides information on repurchases by or on behalf of DNB or any “affiliated purchaser” (as defined in Regulation 10b-18(a)(3)) of its common stock in each month of the quarter ended December 31, 2005:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2005 - October 31, 2005	—	$—	—	145,320
November 1, 2005 - November 30, 2005	—	—	—	145,320
December 1, 2005 - December 31, 2005	250	20.00	250	145,070
Total	250	$20.00	250	145,070

(a)
On July 25, 2001, DNB authorized the buyback of up to 183,750 shares of its common stock over an indefinite period. On August 27, 2004, DNB increased the buyback from 183,750 to 358,313 shares of its common stock over an indefinite period. This number has been adjusted to reflect the 5% stock dividend issued in December 2005.

Item 6. Selected Financial Data

The selected financial data set forth below is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto, contained elsewhere herein.

At or For the Year Ended December 31
(Dollars in thousands, except share data)

	2005	2004	2003	2002	2001

RESULTS OF OPERATIONS
Interest income	$23,427	$20,233	$18,894	$21,498	$24,389
Interest expense	9,313	6,833	7,421	9,430	13,109
Net interest income	14,114	13,400	11,473	12,068	11,280
Provision for credit losses	—	—	—	—	—
Other non-interest income	2,356	2,940	2,540	2,645	2,303
Other-than-temporary charge	—	(2,349)	—	—	—
Total non-interest income	2,356	591	2,540	2,645	2,303
Non-interest expense	14,411	13,189	12,622	11,257	9,894
Income before income taxes	2,059	802	1,391	3,456	3,689
Income tax (benefit) expense	(89)	504	(10)	728	967
Net income	$ 2,148	$ 298	$ 1,401	$ 2,728	$ 2,722

PER SHARE DATA*
Basic earnings	$1.02	$0.14	$0.67	$1.29	$1.26
Diluted earnings	1.00	0.14	0.65	1.27	1.25
Cash dividends	0.50	0.47	0.45	0.43	0.41
Book value	13.07	11.98	12.10	12.38	11.71
Weighted average
Common shares outstanding - basic	2,115,693	2,079,341	2,094,993	2,116,809	2,158,841

FINANCIAL CONDITION
Total assets	$473,046	$441,059	$409,013	$384,368	$389,404
Loans and leases	288,130	232,577	203,553	187,585	186,050
Allowance for credit losses	4,420	4,436	4,559	4,546	4,809
Deposits	339,627	323,144	292,436	287,802	293,383
Stockholders’ equity	30,186	24,738	25,372	26,208	25,288

SELECTED RATIOS
Return on average stockholders’ equity	8.31%	1.16%	5.47%	10.66%	10.97%
Return on average assets	0.48	0.07	0.35	0.72	0.74
Average equity to average assets	5.77	6.05	6.41	6.76	6.76
Loans to deposits	84.84	71.97	69.61	65.18	63.42
Dividend payout ratio	49.39	337.58	67.83	33.41	32.32

*	Per share data and shares outstanding have been adjusted for the 5% stock dividends in December of 2005, 2004, 2003, 2002 and 2001.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

I. Introductory Overview

DNB Financial Corporation is a bank holding company whose bank subsidiary, DNB First, National Association (the “Bank”) is a nationally chartered commercial bank with trust powers, and a member of the FDIC. DNB provides a broad range of banking services to individual and corporate customers through its twelve community offices located throughout Chester and Delaware Counties, Pennsylvania. DNB is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. DNB funds all these activities with retail and business deposits and borrowings. Through its DNB Advisors division, the Bank provides wealth management and trust services to individuals and businesses. The Bank and its subsidiary, DNB Financial Services, Inc. through the name “DNB Financial Services,” make available certain non-depository products and services, such as securities brokerage, mutual funds, life insurance and annuities.

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

To implement the culture changes necessary at DNB First to become an innovative community bank capable of meeting challenges of the 21st century, we embarked on a strategy called "Loyalty, Bank On It." In recognizing the importance of loyalty in our everyday lives, we have embraced this concept as the cornerstone of DNB First's new culture in 2006. To that end, DNB continues to make appropriate investments in all areas of our business, including people, technology, facilities and marketing.

Highlights of DNB’s results for the year-end December 31, 2005 include:

•  Strong growth in annual operating earnings

•  Solid loan growth - up 23.9%

•  Steady growth in deposits - up 5.1%

Earnings. For the year ended December 31, 2005, DNB reported net income of $2.1 million, an increase of $1.8 million from the $298,000 reported for the year ended December 31, 2004, or $1.00 per share versus $0.14 per share, respectively, on a fully diluted basis. During 2005, DNB reversed a portion of the previously recorded valuation allowance for deferred tax assets and recognized a related income tax benefit of $308,000. A significant portion of the reversal was associated with a tax gain recognized on the sale of two operations buildings as well as an additional reversal made in connection with the sale of agency preferred securities which is discussed in detail on page 20 under the heading “Investment Portfolio Restructure”. The reduced earnings for 2004, was attributable to a $2.3 million other-than-temporary impairment charge taken on Government Agency Securities and a $250,000 charge taken in connection with the retirement of DNB’s former President and Chief Executive Officer, each of which was taken in the fourth quarter of 2004.

The following table sets forth selected quarterly financial data and earnings per share for the periods indicated. Per share data have been adjusted for the five percent (5%) stock dividends paid in 2005 and 2004.

Quarterly Financial Data
(Dollars in thousands,	2005				2004
except per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Interest income	$ 6,325	$ 6,180	$ 5,715	$ 5,207	$ 5,257	$ 5,192	$ 4,901	$ 4,883
Interest expense	2,689	2,487	2,255	1,882	1,789	1,741	1,620	1,683
Net interest income	3,636	3,693	3,460	3,325	3,468	3,451	3,281	3,200
Provision for credit losses	(120)	75	30	15	—	—	—	—
Other non-interest income	779	761	760	56	624	707	822	788
Other-than-temporary charge	—	—	—	—	(2,349)	—	—	—
Total non-interest income	779	761	760	56	(1,725)	707	822	788
Non-interest expense	3,754	3,678	3,538	3,441	3,542	3,273	3,209	3,165
Income (loss) before income taxes	781	701	652	(75)	(1,799)	885	894	823
Income tax (benefit) expense	(64)	114	15	(154)	5	161	185	154
Net income (loss)	845	587	637	79	(1,804)	724	709	669
Adjustment (1)	—	—	—	—	2,534	—	—	—
Operating earnings	$ 845	$ 587	$ 637	$ 79	$ 730	$ 724	$ 709	$ 669

Basic earnings (loss) per share	$ 0.39	$ 0.28	$ 0.31	$ 0.04	$ (0.87)	$ 0.35	$ 0.34	$ 0.32
Adjustment (1)	—	—	—	—	1.23	—	—	—
Operating basic earnings per share	0.39	0.28	0.31	0.04	0.36	0.35	0.34	0.32
Diluted earnings (loss) per share	0.39	0.28	0.30	0.04	(0.85)	0.34	0.33	0.32
Adjustment (1)	—	—	—	—	1.21	—	—	—
Operating diluted earnings per share	0.39	0.28	0.30	0.04	0.36	0.34	0.33	0.32
Cash dividends per share	$0.124	$0.124	$0.124	$0.124	$0.118	$0.118	$0.118	$0.118

(1) The above adjustments (after tax) relate to the $2,283,968 other-than-temporary impairment write-down of preferred stock as well as the $250,000 charge associated with the retirement of DNB’s former President and CEO.

Asset Quality. Total non-performing loans were $1.4 million at December 31, 2005 compared to $425,000 at December 31, 2004. Non-performing loans to total loans was .47% at December 31, 2005 compared to .18% at December 31, 2004. Despite increases in recent levels of non-performing assets, DNB’s asset quality remains strong compared to its peer group. The allowance for credit losses was $4.4 million at December 31, 2005 and 2004. The allowance to total loans was 1.53% at December 31, 2005 compared to 1.91% at December 31, 2004. This decrease was a result of strong loan growth in 2005.

II. Overview of Financial Condition - Major Changes and Trends

At December 31, 2005, DNB had consolidated assets of $473.0 million and a Tier I/Leverage Capital -Ratio of 8.61%. Loans and leases comprise 63.0% of earning assets, while investments and federal funds sold constitute the remainder. During 2005, assets increased $32.0 million to $473.0 million at December 31, 2005, compared to $441.1 million at December 31, 2004. Investment securities decreased $23.0 million to $146.7 million, while the loan and lease portfolio grew $55.6 million, or 23.9%, to $288.1 million. Deposits increased $16.5 million to $339.6 million at December 31, 2005. DNB credit quality remained strong, as did the allowance for credit losses, which was 1.53% of total loans and leases. DNB’s delinquency ratio (total delinquent loans and leases to total loans and leases) was .9% at December 31, 2005 down from 1.0% at December 31, 2004. DNB’s liabilities are comprised of a high level of core deposits with a low cost of funds in addition to a moderate level of borrowings with costs that are more volatile than core deposits. During the last few years, a flat yield curve and significant margin compression contributed to lower levels of earnings.

During 2005, DNB completed a private placement sale of 265,730 shares of its common stock to 53 accredited investors at a price of $21.00 per share, realizing total offering proceeds of $5.5 million. DNB’s management team and board of directors organized the offering. There were not any brokerage or underwriting commissions paid in relation to the private placement.

Comprehensive 5-Year Plan. During 2003, management developed a strategic 5-year plan designed to reposition its balance sheet and improve core earnings. As part of the plan, management announced its intentions to substantially reduce the size of its investment portfolio and expand its loan portfolio through new originations, increased loan participations, as well as strategic loan and lease receivable purchases. Management also planned a reduction in the absolute level of borrowings with cash flows from existing loans and investments as well as from new core deposit growth. A detailed discussion on DNB’s progress follows below.

Investment Portfolio Restructure. As part of its previously announced balance sheet repositioning, DNB took advantage of the rate environment to restructure a significant portion of its investment securities portfolio. In March 2005, DNB sold $73.3 million of structured securities, government agency preferred stock, longer-term municipal securities, as well as corporate securities, resulting in a net pre-tax loss of $699,000. In total, net pre-tax gains of $300,000 were recognized during 2005, on the sale of preferred stock. As such, the gains recognized on the sale of the preferred stock (capital assets) resulted in a reversal of a portion of a previously recorded valuation allowance for deferred tax assets of $102,000 for 2005. This amount contributed to a reduction in income tax expense for 2005.

The majority of the proceeds received on the sale of these investments were re-invested into higher yielding agency mortgage-backed securities, agency bonds and municipal securities. Management believed that the restructured portfolio will result in more stable earnings and cash flow, as well as improved value metrics.

Continued Progress in Balance Sheet Repositioning. DNB decreased its investment portfolio, grew its loan portfolio, reduced its FHLB borrowings and increased deposits in a continuing effort to strengthen its balance sheet during 2005. During the year, the investment portfolio decreased $23.0 million or by 13.6%, loans increased $55.6 million or by 23.9%, with solid growth in all sectors. Commercial loans and leases increased $25.3 million, while residential and consumer loans increased $30.2 million. In addition, DNB increased its deposit base by $16.5 million and added $12.9 million in customer repurchase agreements. FHLB borrowings declined $7.8 million or by 13% to $53.9 million.

DNB’s financial objectives are focused on earnings per diluted share growth and return on average equity. In order to achieve its financial objectives, DNB defined the following strategies as part of the 5-Year Plan:

• Grow loans and diversify the mix
• Reduce the size of the investment portfolio
• Reduce long-term borrowings
• Enhance the branch network and alternative delivery options
• Focus on profitable customer segments
• Grow and diversify non-interest income

Management’s strategies are designed to direct DNB’s tactical investment decisions and support financial objectives. DNB’s most significant revenue source continues to be net interest income, defined as total interest income less interest expense, which in 2005 accounted for approximately 86% of total revenue. To produce net interest income and consistent earnings growth over the long-term, DNB must generate loan and deposit growth at acceptable economic spreads within its market area. To generate and grow loans and deposits, DNB must focus on a number of areas including, but not limited to, the economy, branch expansion, sales practices, customer satisfaction and retention, competition, customer behavior, technology, product innovation and credit performance of its customers.

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

III. DNB’s Principal Products and Services

Loans and Lending Services. DNB’s primary source of earnings and cash flows is derived from its lending function. Sixty-eight percent of DNB’s portfolio relates to commercial loans and lease products. DNB focuses on providing these products to small to mid-size businesses throughout Chester and Delaware Counties. In keeping with DNB’s goal to match customer business initiatives with products designed to meet their needs, DNB offers a wide variety of fixed and variable rate loans that are priced competitively. DNB serves this market by providing funds for the purchase of business property or ventures, working capital lines, lease financing for equipment and for a variety of other purposes. Net loan and lease growth in the commercial loan and lease portfolios amounted to $25.3 million or 14.8% in 2005.

As a community bank, DNB also serves consumers by providing home equity and home mortgages, as well as term loans for the purchase of consumer goods. During the current low interest rate environment, there has been a high demand for consumer home equity loan products. DNB has successfully met this demand with a variety of fixed and variable rate home equity loans and lines, secured by first or second liens on the borrowers’ primary residence. At December 31, 2005, consumer loans totaled $48.4 million, up 12.0% from 2004.

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

Deposit Products and Services. DNB’s primary source of funds is derived from customer deposits, which are typically generated by DNB’s twelve branch offices. DNB’s deposit base, while highly concentrated in central Chester County, extends to southern Chester County and into parts of Delaware and Lancaster Counties. In addition, a growing amount of new deposits are being generated through expanded government service offerings and as a part of comprehensive loan or wealth management relationships.

The majority of DNB’s deposit mix consists of low costing core deposits, (demand, NOW and savings accounts). The remaining deposits are comprised of rate-sensitive money market and time products. DNB offers tiered savings and money market accounts, designed to attract high dollar, less volatile funds. Certificates of deposit and IRAs are traditionally offered with interest rates commensurate with their terms.

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

1. Net Interest Margin

DNB’s net interest margin is the ratio of net interest income to average interest-earning assets. Unlike the interest rate spread, which measures the -difference between the rates on earning assets and interest paying liabilities, the net interest margin measures that spread plus the effect of net free funding sources. This is a more meaningful measure of profitability because a bank can have a narrow spread but a high level of -equity and non-interest-bearing deposits, resulting in a good net interest margin. One of the most critical challenges DNB faced over the last several years was the impact of historically low interest rates and a narrower spread between short-term rates and long-term rates as noted in the tables below.

	December 31,
	2005	2004	2003	2002	2001	2000
Prime	7.25%	5.25%	4.00%	4.25%	4.75%	9.00%
Federal Funds Sold (“FFS”)	4.25%	2.25%	1.00%	1.25%	1.75%	6.00%
6 month Treasury	4.25%	2.56%	1.00%	1.21%	1.80%	5.06%

	Historical Yield Spread
	December 31,
	2005	2004	2003	2002	2001
FFS to 5 Year U.S. Treasury	0.10%	1.38%	2.25%	1.53%	2.63%
FFS to 10 Year U.S. Treasury	0.14%	1.99%	3.27%	2.58%	3.32%

In late 2003, management and the Board of Directors of DNB reviewed the declines in DNB’s net interest margin and in that connection evaluated DNB’s funds management practices to assess the quantity and quality of risk management over interest rate risk and liquidity risk. Based on the review, they determined that the decline in DNB’s net interest margin and the relatively high level of interest rate risk resulted from a number of factors. Those factors included the following: slow loan growth; a dependency on investment portfolio income and a reliance on wholesale borrowings to fund investments; and high levels of cash flow coming from mortgage related products during a historically low interest rate environment. Management and the Board of Directors decided to take the following actions to address the decline in net interest income: improve DNB’s Strategic Plan and related controls to address the net income contribution of the loan portfolio; complete a review of DNB’s Liquidity Policy, as well as its Asset/Liability Management Policy and revise them where necessary; restructure the investment portfolio to mitigate risks of future prepayments; increase monitoring and assessment of leverage strategies; make greater use of available outside resources for -monitoring and managing interest rate risk and asset/liability risks; evaluate asset/liability policies to determine that risk limits are appropriate; and provide for independent periodic evaluation of information and methods used in asset/liability and interest rate risk management.

The items mentioned above were critical factors in management’s decision to reposition a portion of its investment portfolio to improve earnings. Since 2003, management has focused its efforts on positioning the balance sheet for increased rates. In anticipation of higher rates, management attempted to shorten the duration of its investment portfolio and lengthen the maturity of its deposit base. As a result, the size of the investment portfolio has decreased by $27.7 million or 15.9% over the last two years. These funds have been used to pay-down FHLB borrowings and to fund loan and lease growth. DNB’s investment portfolio was 31.0% of DNB’s balance sheet at December 31, 2005 compared 38.5% and 42.6% at December 31, 2004 and 2003, respectively.

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

Average Balances, Rates, and Interest Income and Expense
(Dollars in thousands)
	Year Ended December 31
		2005			2004			2003
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning assets:
Investment securities:
Taxable	$128,238	$ 5,063	3.95%	$150,179	$ 4,949	3.30%	$159,477	$ 4,718	2.96%
Tax-exempt	28,380	1,664	5.86	24,422	1,529	6.26	14,696	863	5.87
Tax-preferred DRD	2,199	77	3.50	10,991	362	3.29	13,499	567	4.20
Total securities	158,817	6,804	4.28	185,592	6,840	3.69	187,672	6,148	3.28
Cash and cash equivalents	13,085	218	1.66	4,812	64	1.33	4,012	48	1.20
Total loans and leases	259,077	17,056	6.58	218,513	13,987	6.40	185,659	13,178	7.10
Total interest-earning assets	430,979	24,078	5.59	408,917	20,891	5.11	377,343	19,374	5.13
Non-interest-earning assets	16,965			15,837			22,012
Total assets	$447,944			$424,754			$399,355
LIABILITIES AND
STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings deposits	$193,205	$ 2,438	1.26%	$183,283	$ 1,141	0.62%	$155,562	$ 1,001	0.64%
Time deposits	74,549	2,096	2.81	68,631	1,534	2.24	80,916	2,201	2.72
Total interest-bearing Deposits	267,754	4,534	1.69	251,914	2,675	1.06	236,478	3,202	1.35
Federal funds purchased	624	21	3.44	858	12	1.42	913	14	1.53
Repurchase agreements	30,549	821	2.69	11,926	145	1.22	—	—	—
FHLB advances	59,506	3,278	5.51	77,376	3,626	4.69	83,648	3,842	4.59
Other borrowings	8,990	659	7.32	5,870	375	6.38	5,724	363	6.35
Total interest-bearing Liabilities	367,423	9,313	2.53	347,944	6,833	1.96	326,763	7,421	2.27
Demand deposits	52,863			49,214			45,762
Other liabilities	1,803			1,886			1,214
Stockholders’ equity	25,855			25,710			25,616
Total liabilities and
stockholders’ equity	$447,944			$424,754			$399,355
Net interest income		$14,765			$14,058			$11,953
Interest rate spread			3.05%			3.15%			2.86%
Net interest margin			3.43%			3.44%			3.13%

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

	Reconciliation of Non-GAAP Financial Measures
	Year Ended December 31
	2005		2004		2003
(Dollars in thousands)	Interest	Yield/Rate	Interest	Yield/Rate	Interest	Yield/Rate
Securities - tax-exempt	$ 1,101	3.88%	$ 1,009	4.13%	$ 587	4.00%
Tax equivalent adjustments	563		520		276
Securities - tax equivalent yield	1,664	5.86	1,529	6.26	863	5.87
Securities - tax-preferred DRD	57	2.57	266	2.42	417	3.09
Tax equivalent adjustments	20		96		150
Securities - tax equivalent yield	77	3.50	362	3.29	567	4.20
Loans and leases - tax-exempt	16,988	6.56	13,945	6.38	13,124	7.07
Tax equivalent adjustments	68		42		54
Loans and leases - tax equivalent yield	17,056	6.58	13,987	6.40	13,178	7.10
Net interest income	14,114		13,400		11,473
Tax equivalent adjustments	651		658		480
Net interest income tax equivalent	$14,765		$14,058		$11,953
Net interest rate spread, no tax adjustment		2.90%		2.98%		2.74%
Net interest margin, no tax adjustment		3.27%		3.28%		3.04%

2. Rate / Volume Analysis

During 2005, net interest income increased $707,000 or 5.0% on a tax equivalent basis, to $14.8 million, from $14.1 million in 2004. As shown in the Rate/Volume Analysis below, $1.8 million was attributable to volume changes mostly attributable to loan and lease growth, which accounted for $2.7 million, offset by $942,000 related to investment portfolio run-off. The average balance on loans and leases were $259.1 million in 2005 compared to $218.5 million in 2004, representing an increase of $40.6 million, or 18.6%, year-over-year. The $1.8 million increase to net interest income was offset by a $1.1 million decrease related to rate changes. Basically, the rates on DNB’s interest-bearing liabilities increased at a faster pace than the rates on DNB’s interest-earning assets, which had a negative impact on interest income and was mostly attributable to DNB’s deposit base. The tax equivalent yield on loans and leases increased to 6.58% for 2005 compared to 6.40% for 2004. The cost of interest-bearing deposits increased to 1.69% for 2005 compared to 1.06% for 2004. DNB’s composite cost of funds increased to 2.53% in 2005 compared to 1.96% in 2004.

During 2004, net interest income increased $2.2 million or 18.2% on a tax equivalent basis, to $14.1 million, from $11.9 million in 2003. As shown in the Rate/Volume Analysis below, $2.8 million was related to volume changes mostly attributable to loan and lease growth, which accounted for $2.3 million of the increase. The average balance on loans and leases were $218.5 million at December 31, 2004 compared to $185.7 million at December 31, 2003, representing an increase of $32.9 million, or 17.7%, year-over-year. The $2.8 million increase to net interest income was offset by a $653,000 decrease related to rate changes. Basically, the decline in the yield on interest-earnings assets outpaced the decline in the rate paid on interest-bearing liabilities, which had a negative impact on interest income and was also mostly attributable to the loan and lease portfolio. The tax equivalent yield on loans and leases decreased to 6.40 in 2004 compared to 7.10% in 2003. The cost of interest-bearing liabilities decreased to 1.96% in 2004 compared to 2.27% in 2003, which had a positive impact on net interest income by $300,000. This was largely attributable to higher costing deposits, such as certificates of deposit, being replaced with lower costing deposits as they matured. The cost on interest-bearing deposits decreased to 1.06% in 2004 compared to 1.35% in 2003.

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

Rate / Volume Analysis
(Dollars in thousands)	2005 Versus 2004			2004 Versus 2003
	Change Due To			Change Due To
	Rate	Volume	Total	Rate	Volume	Total
Interest-earning assets:
Loans and leases	$ 399	$2,671	$ 3,070	$(1,458)	$2,322	$ 864
Investment securities:
Taxable	979	(866)	113	506	(275)	231
Tax-exempt	(96)	232	136	95	571	666
Tax-preferred DRD	23	(308)	(285)	(101)	(105)	(206)
Cash and cash equivalents	16	138	154	6	10	16
Total	1,321	1,867	3,188	(952)	2,523	1,571
Interest-bearing liabilities:
Savings deposits	1,173	125	1,298	(38)	178	140
Time deposits	395	166	561	(333)	(334)	(667)
Federal funds purchased	17	(8)	9	(1)	(1)	(2)
Repurchase agreements	175	501	676	—	145	145
FHLB advances	637	(984)	(347)	71	(288)	(217)
Other borrowings	55	229	284	2	10	12
Total	2,452	29	2,481	(299)	(290)	(589)
Net interest income	$ (1,131)	$ 1,839	$ 707	$ (653)	$2,813	$2,160

The tax-equivalent adjustments included in the Rate / Volume Analysis above are presented in the table “Reconciliation of Non-GAAP Financial Measures” on page 25.

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

DNB reports its callable agency, callable corporate notes and callable municipal investments ($38 million at December 31, 2005) and callable FHLB advances ($47 million at December 31, 2005) at their Option Adjusted Spread (“OAS”) modified duration date, as opposed to the call or maturity date. In management’s opinion, using modified duration dates on callable securities and advances provides a better estimate of the option exercise date under any interest rate environment. The OAS methodology is an approach whereby the likelihood of option exercise takes into account the coupon on the security, the distance to the call date, the maturity date and current interest rate volatility. In addition, prepayment assumptions derived from historical data have been applied to mortgage-related securities, which are included in investments.

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

D. Management of Others Risks

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

E. Competition

In addition to the challenges related to the interest rate environment, community banks in Chester County have been experiencing increased competition from large regional and international banks entering DNB’s marketplace through mergers and acquisitions. Competition for loans and deposits has negatively affected DNB’s net interest margin. To compensate for the increased competition, DNB, along with other area community banks, has aggressively sought and marketed customers who have been disenfranchised by these mergers. To attract these customers, DNB has introduced new deposit products, such as the Partnership banking program, the “Platinum” account, the Executive and employee package as well as the Business package. In addition, DNB has introduced Market Managers and Personal Bankers to serve the special banking needs of its clients.

F. Bank Secrecy Act/OFAC/Patriot Act Implementation

 Management of the Bank has determined that its BSA compliance program needs strengthening in a number of important ways. For example, management has determined that the Bank may have failed to review a number of transactions during the last 5 years to verify that non-customer parties are not listed under OFAC as “blocked persons.” Management has concluded that the Bank’s BSA compliance program needs to be improved to a level commensurate with BSA, OFAC and Patriot Act related risks to which the Bank is exposed. While a methodology has been put in place to identify high-risk customers, assessment of the customer base is incomplete and management has determined to accelerate this process with the goal of completing it by the end of the third quarter of 2006. Management also intends to expand and augment its policies and procedures to establish protocols with respect to identification, evaluation and compliance responses to certain types of potentially high-risk individuals. The Bank plans to strengthen training and further involve its front-line personnel in this process. The Bank’s management is increasing the frequency with which it reports BSA compliance program activity to its board of directors and intends to focus its board of directors more frequently and more thoroughly on BSA compliance program requirements, including the identification of high risk customers and the processes the Bank uses to evaluate and monitor them. The Bank will be formalizing, structuring and documenting compliance in a more disciplined way, including more stringent policies and formal periodic review. The Bank is taking a more aggressive posture in identifying customers and transactions that are potentially subject to the filing of Suspicious Activity Reports (“SARs”) and in appropriate cases expects to file SARs. The Bank will be improving its management information systems to improve identification, evaluation and reporting of certain types of high risk or suspicious transactions and activities. The Bank will be augmenting its BSA compliance staff, and management intends to strengthen its day-to-day audit processes to more effectively validate and test the Bank’s BSA compliance program procedures and records. It is management’s goal that the planned improvements to the BSA compliance program will be completed in 2006 and will address the Bank’s BSA compliance needs, in order to establish the Bank as an institution that will not pose a target to those who would use the U.S. financial system to further criminal or terroristic ends.

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

VI. Recent Developments

A. Economic Developments

1. National Trends. The performance of the U.S. economy and banking industry remains strong. U.S. economic expansion continues to support strong loan performance and mortgage-led loan growth. Banks, in general, have reported four consecutive years of record earnings, and have recently enjoyed earnings growth derived from securities gains, reduced loan loss provision expenses, and improved overhead efficiency. There has been overall continued strength in credit quality. Weaknesses in net interest margins (NIMs) have been a result of a flattening yield curve. After the U.S. economic expansion began producing consistent growth in jobs and business investment in early 2004, the Federal Reserve undertook a program of gradually raising short-term interest rates. Since June 2004, the federal funds rate target has been raised 12 times, by a total of 300 basis points. However, in part because of continued strong demand for U.S. Treasury and agency debt by foreign investors, long-term U.S. interest rates have been slower to rise. The result has been a significant flattening of the Treasury yield curve. The average spread between 10-year U.S. Treasury yields and the federal funds rate shrunk from 3.72 percent as recently as May 2004 to just 0.14 percent in December 2005. The flattening yield curve, along with heightened competition for loans and deposits, has put downward pressure on the average net interest margin for banking institutions.

Overall, the industry remains healthy, with strong credit quality, stable earnings and capital ratios at historic highs. Despite this robust financial performance, emerging risks in banking could lead to deteriorating financial performance in future quarters. Recent hurricanes pose challenges for some banks. The most immediate identifiable sources of concern at this time are the intermediate-term effects of Hurricanes Rita and, especially, Katrina. The large-scale destruction of property and business activity in the Gulf Coast region, along with the displacement of hundreds of thousands of people, have created stresses for some financial institutions.

2. Local Trends. Business activity in the Philadelphia region and the Chester County market areas expanded in December 2005. Banks have reported overall lending continued on an upward trend. Bankers believe overall lending will continue to rise. Commercial and industrial loans have been growing, with new borrowing being done by firms in a wide range of industries. Banks also reported increases in consumer lending, including credit cards and home equity lines. Banks generally indicated that growth in home mortgage lending has slowed. Local trends have been similar to the national level. Locally, there has been overall continued strength in credit quality. Institutions have also experienced a weakness in NIMs as a result of a flattening yield curve. Recent hurricanes have not had an impact on most local banks.

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

D. Internal Developments Affecting DNB

1. Changes in Key Management Positions

In January 2006, DNB entered into a severance and cooperation agreement with Richard M. Wright in connection with his resignation as the Company’s Executive Vice President of Retail Banking. In the past 2 years, Mr. Wright was involved with DNB’s name change, development of a competitive product lineup, addition of key staff, a new West Chester branch and a call center.

Consequently, in January 2006, Richard J. Hartmann was named Executive Vice President of Retail Banking. Mr. Hartmann has served as Senior Vice President of the Bank since June 29, 2005. Mr. Hartman is a 25-year veteran of the banking industry with relevant experience in larger regional banks.

In October 2005, C. Tomlinson Kline, III, SVP Commercial Real Estate Lending, assumed the position of Chief Credit Officer for the Bank. In this role, Mr. Kline is responsible for the Credit Administration and Loan Operations functions. Mr. Kline will also be streamlining DNB’s internal processes to support DNB’s goal of establishing a unique competitive market advantage in commercial and consumer lending. Mr. Kline has over 30 years in lending and credit administration experience in both large institutions and in community banks.

In October 2005, Raymond M. Mincarelli, SVP of Commercial Real Estate Lending, agreed to manage and lead DNB’s commercial real estate and construction lending activities. Mr. Mincarelli has over 30 years of lending and marketing experience and has successfully led the commercial and construction lending units at a multi-billion dollar regional bank.

DNB’s management believes that it is essential to assemble and grow a real estate lending staff that is proven, talented and knowledgeable of local markets as DNB grows and expands geographically.

In addition to these important changes, management is in the process of expanding its lending and support staff to facilitate loan growth as part of its balance sheet restructuring plan. DNB believes that these changes will be integral to achieving its long-term strategic goals.

2. DNB’s Retail Bank

In order to support the Bank’s five-year strategic plan, which calls for strong growth in deposits, loans and fee income, a new position was created in each branch, a Personal Banker. A majority of DNB’s Personal Bankers are licensed in life and health insurance. Some are also Series 6 and 63 securities license holders. With these licenses and the knowledge that goes with them, these staff members are better equipped to discuss the broad range of their clients’ needs and can provide them more tailored financial solutions. DNB also added a full-service branch in West Chester and a loan production office in Newtown Square, which has deposit-gathering capabilities, during 2005.

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

Management uses significant estimates to determine the allowance for credit losses. Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB’s control, management’s estimate of the amount necessary to absorb allowance for credit losses and actual credit losses could differ. DNB’s current judgment is that the valuation of the allowance for credit losses remains appropriate at December 31, 2005.

2. Realization of deferred income tax items. Estimates of deferred tax assets and deferred tax liabilities make up the asset category titled “net deferred taxes”. These estimates involve significant judgments and assumptions by management, which may have a material impact on the carrying value of net deferred tax assets for financial reporting purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance would be established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available. For a more detailed description of these items, refer to Footnote 11 (Federal Income Taxes) to DNB’s audited consolidated financial statements for the fiscal year ended December 31, 2005.

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

VIII. 2005 Financial Results

A. Liquidity

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes. DNB’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding. As part of its liquidity management, DNB maintains assets that comprise its primary liquidity, which totaled $71.2 million at December 31, 2005. Primary liquidity includes investments, Federal funds sold, and interest-bearing cash balances, less pledged securities. DNB also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios. In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $142.7 million. Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

As of December 31, 2005, deposits totaled $339.6 million, up $16.5 million from $323.1 million at December 31, 2004. There were approximately $55.5 million in certificates of deposit scheduled to mature during the next twelve months. At December 31, 2005, DNB had $50.1 million in un-funded loan commitments. In addition, there were $7.0 million in un-funded letters of credit. Management anticipates the majority of these commitments will be funded by means of normal cash flows.

The following table sets forth the composition of DNB’s deposits at the dates indicated.

Deposits By Major Classification
(Dollars in thousands)	December 31
	2005	2004	2003	2002	2001
Non-interest-bearing deposits	$ 51,407	$ 53,402	$ 52,788	$ 45,117	$ 40,355
Interest-bearing deposits:
NOW	78,664	79,527	67,158	50,400	46,346
Money market	45,390	42,199	55,412	59,457	64,491
Savings	77,216	77,897	46,630	39,569	34,480
Certificates	70,621	53,558	52,611	74,560	90,387
IRA	16,329	16,561	17,837	18,699	17,324
Total deposits	$339,627	$323,144	$292,436	$287,802	$293,383

B.  Capital Resources and Adequacy

Stockholders’ equity was $30.2 million at December 31, 2005 compared to $24.7 million at December 31, 2004. The increase was primarily the result of $5.5 million, net of expenses, raised in a private stock offering during the year.

Management believes that the Corporation and the Bank have each met the definition of “well capitalized” for regulatory purposes on December 31, 2005. The Bank’s capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of the Corporation’s or the Bank’s overall financial condition or prospects. The Corporation’s capital exceeds the FRB’s minimum lever-age ratio requirements for bank holding companies (see additional discussion in Regulatory Matters - Footnote 17 to DNB’s consolidated financial statements).

Under federal banking laws and regulations, DNB and the Bank are required to maintain minimum capital as determined by certain regulatory ratios. Capital adequacy for regulatory purposes, and the capital category assigned to an institution by its regulators, may be determinative of an institution’s overall financial condition.

In addition, the Federal Reserve Bank (the “FRB”) leverage ratio rules require bank holding companies to maintain a minimum level of “primary capital” to total assets of 5.5% and a minimum level of “total capital” to total assets of 6%. For this purpose, (i) “primary capital” includes, among other items, common stock, certain perpetual debt instruments such as eligible Trust Preferred Securities, contingency and other capital reserves, and the allowance for credit losses, (ii) “total capital” includes, among other things, certain subordinated debt, and “total assets” is increased by the allowance for credit losses. DNB’s primary capital ratio and its total capital ratio are both 8.6%. Based on the foregoing, as of December 31, 2005, both DNB and the Bank would be deemed to be “well capitalized” for regulatory purposes.

C.  Results of Operations

1. Summary of Performance

(a) Summary of Results

For the year ended December 31, 2005, DNB reported net income of $2.1 million, an increase of $1.8 million from the $298,000 reported for the year ended December 31, 2004, or $1.00 per share versus $0.14 per share, respectively, on a fully diluted basis. During 2005, DNB reversed a portion of the previously recorded valuation allowance for deferred tax assets and recognized a related income tax benefit of $308,000. A significant portion of the reversal was associated with a tax gain recognized on the sale of two operations buildings as well as an additional reversal made in connection with the sale of agency preferred securities which is discussed in detail on page 20 under the heading “Investment Portfolio Restructure”. The reduced earnings for 2004 was attributable to a $2.3 million other-than-temporary impairment charge taken on Government Agency Securities and a $250,000 charge taken in connection with the retirement of DNB’s former President and Chief Executive Officer, each of which was taken in the fourth quarter of 2004.

(b)  Significant Events, Transactions and Economic Changes Affecting Results

With both a new image and the addition of key personnel, 2005 was a rebuilding year for DNB. DNB made progress in implementing its long-term strategic plan. One of DNB’s achievements was putting in place a seasoned, well-qualified lending team, which produced a 24% growth in the loan portfolio. DNB also added a full-service branch in West Chester, a loan production office in Newtown Square, which has deposit-gathering capabilities, and made great strides in the retail delivery and wealth management areas.

Additionally, DNB completed a private placement sale of 265,730 shares of its common stock to 53 accredited investors at a price of $21.00 per share, realizing total offering proceeds of $5.5 million. DNB’s management team and board of directors organized the offering. There were no brokerage or underwriting commissions paid in relation to the private placement.

During 2005, DNB sold all of its agency preferred stocks and recognized a $300,000 gain. A $2.3 million other-than-temporary impairment charge was taken on these securities in 2004, which is discussed below in more detail.

The decline in 2004 annual results from 2003 was related to two after-tax charges to earnings. The first of these events relates to a $250,000 after-tax charge taken in connection with the retirement of DNB’s former President and Chief Executive Officer. The second relates to a $2.3 million other-than-temporary impairment charge taken on Government Agency Securities. At December 31, 2004, DNB owned four agency preferred stock issues totaling $9.98 million and recognized pre-tax adjustments totaling $2.3 million or 24% of the book value of these securities. The other-than-temporary impairment charges were recognized due to the negative impact on the market value of these securities caused by the ongoing accounting, management, and regulatory oversight issues confronting Fannie Mae (FNMA) and Freddie Mac (FHLMC). DNB is required to recognize other-than-temporary impairment under guidance provided by the Financial Accounting Standards Board (FASB115) and the Securities and Exchange Commission (SEC). Much of the book value adjustment for this impairment charge had been recognized through the ongoing mark-to-market of these securities as a reduction in other comprehensive income.

(c) Trends and Uncertainties

Since June 2004, the federal funds rate target has been raised 12 times, by a total of 300 basis points. However, in part because of continued strong demand for U.S. Treasury and agency debt by foreign investors, long-term U.S. interest rates have been slower to rise. The result has been a significant flattening of the Treasury yield curve. The average spread between 10-year U.S. Treasury yields and the federal funds rate has declined from 3.72% as recently as May 2004 to just 0.14% in December 2005. The flattening yield curve, along with heightened competition for loans and deposits, has put downward pressure on the average net interest margin of most financial institutions. DNB’s profitability depends largely on our net interest margin. Continued downward pressure could have a significant impact on the future earnings of DNB.

(d)  Material Changes in Results

Please refer to the discussion above in the section titled “Significant Events, Transactions and Economic Changes Affecting Results”.

(e)  Effect of Inflation and Changing Rates

For detailed discussion of the effects of inflation and changes in rates on DNB’s results, refer to the discussion below on Net Interest Income.

2. Net Interest Income

DNB’s earnings performance is primarily dependent upon its level of net interest income, which is the excess of interest income over interest expense. Interest income includes interest earned on loans and leases (net of interest reversals on non-performing loans), investments and Federal funds sold, as well as net loan fee amortization and dividend income. Interest expense includes the interest cost for deposits, FHLB advances, repurchase agreements, corporate debentures, Federal funds purchased and other borrowings.

2005 Results Compared to 2004 Results

In 2005, DNB continued its progress to reposition its balance sheet as net interest income increased year-over-year by $714,000 to $14.1 million. This increase was primarily due to a higher volume of interest-earning assets with higher yields offset by an increased cost of funds on interest-bearing liabilities. The higher volume of interest-earning assets was attributable to strong loan growth offset by investment portfolio run-off. The higher yield on the interest-earning assets as well as the increased cost of funds on interest-bearing liabilities was a result of a rising interest rate environment as the Fed funds rate increased by 300 basis points since June 2004. The Fed funds rate was 4.25% at December 31, 2005.

Interest on loans and leases was $17.0 million for 2005 compared to $13.9 million for 2004. The average balance on loans and leases was $259.1 million with an average yield of 6.58% compared to an average balance of $218.5 million with an average yield of 6.40%. The increase in the average balance was the result of implementing DNB’s strategic plan to aggressively grow the balance sheet through loan originations, participations and purchases. This has been accomplished with the addition of key revenue producing personnel as well as by adding a loan production office in Newtown Square. The increase in yield was the result of the rising interest rate environment mentioned above.

Interest and dividends on investment securities was $6.2 million for both 2005 and 2004. The average balance on investment securities was $158.8 million with an average yield of 4.28% in 2005 compared to $185.6 million with an average yield of 3.69% in 2004. The decrease in balance was the result of investment portfolio run-off, which was part of DNB’s strategic plan. The increase in yield was the result of DNB taking advantage of the interest rate environment to restructure a significant portion of its investment securities portfolio. In March 2005, DNB sold $73.3 million of structured securities, government agency preferred stock, longer-term municipal securities, as well as corporate securities. The majority of the proceeds received on the sale of these investments were re-invested into higher yielding agency mortgage-backed securities, agency bonds and municipal securities. Management believes that the restructured portfolio will result in more stable earnings and cash flow, as well as improved value metrics.

Interest on deposits was $4.5 million for 2005 compared to $2.7 million for 2004. The average balance of interest-bearing deposits was $267.8 million with an average rate of 1.69% for 2005 compared to $251.9 million with an average rate of 1.06% for 2004. The increase in average balance was primarily the result of aggressive marketing of deposit relationships in an effort to fund loan and lease growth. The increase in rate was primarily the result of an increase in the cost of funds resulting from the rising interest rate environment.

Interest on FHLB advances was $3.3 million for 2005 compared to $3.6 million for 2004. The average balance on FHLB advances was $59.5 million with an average rate of 5.51% for 2005 compared to $77.4 million with an average rate of 4.69% for 2004. The decrease in the average balance was the result of FHLB borrowings that matured and were repaid. The increased average rate in 2005 resulted from lower levels of overnight FHLB borrowings in 2005, compared to 2004.

2004 Results Compared to 2003 Results

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

Interest on deposits was $2.7 million for 2004 compared to $3.2 million for 2003. The average balance on interest-bearing deposits was $251.9 million with an average rate of 1.06% for 2004 compared to $236.4 million with an average rate of 1.35% for 2003. The increase in average balance was primarily the result of aggressive marketing of deposit relationships in an effort to fund loan and lease growth. The decrease in rate was primarily the result of higher costing time deposits being replaced with lower costing deposits as the time deposits matured.

Interest on FHLB advances was $3.6 million for 2004 compared to $3.8 million for 2003. The average balance on FHLB advances was $77.4 million with an average rate of 4.69% for 2004 compared to $83.6 million with an average rate of 4.59% for 2003. The decrease in the average balance occurred when these FHLB borrowings were replaced with repurchase agreements, which had an average balance of $11.9 million and an average rate of 1.22% in 2004.

3. Provision for Credit Losses

To provide for known and inherent losses in the loan and lease portfolio, DNB maintains an allowance for credit losses. There were no provisions for credit losses made during the periods ended December 31, 2005, 2004 and 2003, since management determined the allowance for credit losses was adequate based on its analysis.

During 2005, DNB provided $120,000 to the allowance for credit losses through the three quarterly periods ended September 30, 2005. This provision was based on the deterioration of three loans to one borrower during this nine-month period. However, during the fourth quarter, DNB received a large pay down and signed a forbearance agreement in connection with these loans. As a result of this triggering event, the $120,000 provision that was previously booked to the allowance was reversed. For a detailed discussion on DNB’s reserving methodology, refer to “Item 1 - Determination of the allowance for credit losses” which can be found under “Critical Accounting Policies and Estimates”.

4. Non-Interest Income

Non-interest income includes service charges on deposit products; fees received in connection with the sale of non-depository products and services, including fiduciary and investment advisory services offered through DNB Advisors; securities brokerage products and services and insurance products and services offered through DNB Financial Services; and other sources of income such as increases in the cash surrender value of Bank Owned Life Insurance (“BOLI”), net gains on sales of investment securities and other real estate owned (“OREO”) properties. In addition, DNB receives fees for cash management, merchant services, debit cards, safe deposit box rentals, check cashing and similar activities.

2005 Results Compared to 2004 Results

Non-interest income was $2.4 million for 2005 compared to $591,000 for 2004. This increase was primarily due to the $2.35 million impairment recognized in the fourth quarter of 2004. In addition, DNB restructured its investment portfolio in the first quarter of 2005 and reported a $699,000 pre-tax loss on the sale of securities. The increase in non-interest income was also partly due to higher levels of commissions earned on the sales of annuities, coupled with additional service charges on deposit accounts.

Service charges on deposit accounts were $1.4 million for 2005 compared to $1.3 million for 2004. This increase was primarily attributable to non-sufficient funds (“NSF”) fees, which increased $74,000 year-over-year.

Wealth management fees were $712,000 for 2005 compared to $633,000 for 2004. This increase was primarily the result of growth in fee income derived on the sale of annuities through DNB’s subsidiary, DNB Financial Services.

2004 Results Compared to 2003 Results

For the period ended December 31, 2004, total non-interest income was $591,000, compared to $2.5 million for 2003. The decrease in non-interest income during 2004 was primarily due to the $2.3 million other-than-temporary impairment charge taken on Government Agency Securities, offset by fewer losses recognized on the sale of securities. There was $16,000 of losses in 2004 versus $362,000 of losses in 2003.

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

DNB earns income on its investments in BOLI policies, which DNB maintains on 22 of its officers. During 2004, income from these policies amounted to $208,000 versus $299,000 in 2003. The decrease in 2004 was due to a one-time taxable stock dividend of $90,000 received from the issuer of a BOLI policy in 2003.

Losses taken on the sale on investment securities totaled $16,000 for 2004 compared to $362,000 for 2003. The losses in 2004 and 2003 are the result of sales as part of DNB’s strategic initiative to restructure its balance sheet.

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

2005 Results Compared to 2004 Results

Non-interest expense was $14.4 million for 2005 compared to $13.2 million for 2004.

Salary and employee benefits. Salary and employee benefits was $8.2 million for 2005 compared to $7.3 million for 2004. The increase was largely attributable to the substantial investment in key staff, principally revenue producing personnel. DNB continued to make significant progress by adding seasoned individuals who will provide DNB with additional leadership serving the Private Banking, Credit and Retail needs of our customers.

Professional and consulting. Professional and consulting expenses were $1.1 million for 2005 compared to $823,000 for 2004. The primary reason for the increase was due to the following. First, a marketing firm was engaged to assist DNB with several marketing initiatives which includes (a) Providing a comprehensive analysis of DNB's product and service offerings, competitive position and customer profiles, including interviews with selected samples of customers of DNB and other financial institutions; (b) Consulting with and assisting DNB's management in establishing strategies for branding based on the foregoing analysis and research; (c) Assisting DNB with marketing, public relations and customer relations strategies to implement the new branding strategies. Second, DNB hired a third-party to assist in its efforts to comply with the provisions of the Sarbanes-Oxley Act. Third, fees associated with a third-party providing network support increased as a result of the growth in the Bank’s overall staff and other initiatives such as the opening DNB’s Newtown Square Loan Production Office and West Chester branch facilities as well as upgrading DNB’s network. Lastly, audit and legal expenses increased as the result of several initiatives designed to increase share ownership in the Company by management and employees. These initiatives included the implementation of DNB’s new Incentive Equity and Deferred Compensation Plan and incorporating the Company’s stock into the DNB First 401-k Retirement Plan

2004 Results Compared to 2003 Results

For 2004, non-interest expenses increased by $567,000 to $13.2 million, compared to $12.6 million for 2003. This increase was primarily due to a $432,000 increase in compensation costs and a $333,000 increase in marketing costs offset by a $297,000 decrease in furniture and equipment costs. The increase in compensation was related to an increase in full-time equivalent employees, normal merit increases, contributions to DNB’s new Profit Sharing Plan as well as a $317,000 charge taken in connection with the retirement of DNB’s former President and Chief Executive Officer. The increase in full-time equivalents is part of DNB’s strategic plan associated with expanding its lending and support staff to facilitate loan growth as part of its balance sheet restructuring plan. DNB believes that these changes will be integral to achieving its long-term strategic goals. The increase in marketing costs was for promoting its new corporate identity as well as substantial expenses for promoting new loan and deposit products. The decrease in furniture and equipment costs was primarily due to a decrease in depreciation expense.

6. Income Taxes

2005 Results Compared to 2004 Results

Income tax (benefit) expense was ($89,000) for 2005 compared to $504,000 for 2004. Income tax (benefit) expense for each period differs from the amount determined at the statutory rate of 34% due to tax-exempt income on loans and investment securities, DNB's ownership of BOLI policies and tax credits recognized on a low-income housing limited partnership. During 2005, DNB reversed a portion of the previously recorded valuation allowance for deferred tax assets and recognized a related income tax benefit of $308,000. Most of the reversal was associated with a tax gain recognized on the sale of two operations buildings as well as an additional reversal that was made in connection with the sale of agency preferred securities both of which are “Capital Assets” as defined under Internal Revenue Code Section 221.

With regard to the previously recorded valuation allowance, DNB recognized a pre-tax other-than-temporary impairment charge during 2004 totaling $2.3 million or 24% of the book value on four agency preferred stock issues totaling $9.98 million. The other-than-temporary impairment charges were recognized due to the negative impact on the market value of these securities caused by the ongoing accounting, management, and regulatory oversight issues confronting Fannie Mae and Freddie Mac.

DNB was required to recognize other-than-temporary impairment under guidance provided by the Financial Accounting Standards Board (FASB115) and the Securities and Exchange Commission (SEC). The perpetual preferred agency securities that DNB owned at December 31, 2004 (preferred stock) were “Capital Assets” as defined under Internal Revenue Code (IRC) Section 1221. In general, when the preferred stock securities would be sold or disposed of, any net gain or loss on such securities would generate a capital gain or capital loss. It was anticipated that the sale of the preferred stock securities would give rise to a realized capital loss for income tax purposes. Realized capital losses can only be used to offset capital gain income and not ordinary taxable income from operations (IRC Section 1211(a)). To the extent a corporate taxpayer is unable to utilize a net realized capital loss, such losses can be carried forward to each of the 5 taxable years succeeding such loss year (IRC Section 1212(a)(1)(B)). If unutilized after 5 taxable years, such capital losses will expire unused. Neither DNB, nor its wholly owned subsidiary DNB First, National Association, had a history of generating such capital gains within the past 3 tax years, nor did the management of DNB anticipate that it would generate such capital gains within five (5) years of the anticipated sale of these securities. When the impairment charge was recognized, DNB contemplated selling some or all of these securities during 2005. The 5 year period to recover the capital loss would start when these securities were sold. At December 31, 2004, DNB did not anticipate recognizing gains from the sale of any capital assets that it may have held as of this date (including these preferred stock securities) during the next 5 - 6 years. As a result, management determined that it was more likely than not that the income tax benefits associated with the above impairment write down would not be realizable and accordingly recorded a valuation allowance for deferred tax asset in the amount of $733,000.

2004 Results Compared to 2003 Results

Income tax expense was $504,000 for 2004, compared to a benefit of $10,000 in 2003. DNB’s effective tax rate was 63% and (1%) for the two years, respectively. The effective tax rate of 63% in 2004 was higher than the statutory rate because no tax benefit was recognized on the $2.3 million other-than-temporary impairment charge taken on Government Agency Securities as discussed above, partially offset by the effect of tax-exempt income. The effective tax rate for 2003 was less than the statutory rate due to the effect of tax-exempt income, DNB’s ownership of BOLI policies, and tax credits recognized on a low-income housing limited partnership.

Financial Condition Analysis

1. Investment Securities

DNB’s investment portfolio consists of US agency securities, mortgage-backed securities issued by US Government agencies, collateralized mortgage obligations, state and municipal securities, bank stocks, and other bonds and notes. In addition to generating revenue, DNB maintains the investment portfolio to manage interest rate risk, provide liquidity, provide collateral for borrowings and to diversify the credit risk of earning assets. The portfolio is structured to maximize DNB’s net interest income given changes in the economic environment, liquidity position and balance sheet mix.

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

DNB’s investment portfolio (HTM and AFS securities) totaled $146.7 million at December 31, 2005, down 14% from $169.8 million at December 31, 2004.

The following tables set forth information regarding the composition, stated maturity and average yield of DNB’s investment security portfolio as of the dates indicated (tax-exempt yields have been adjusted to a tax equivalent basis using a 34% tax rate). The first two tables do not include amortization or anticipated prepayments on mortgage-backed securities. Callable securities are included at their stated maturity dates.

Investment Maturity Schedule, Including Weighted Average Yield
(Dollars in thousands)	December 31, 2005

Held to Maturity	Less than 1 Year	1-5 Years	5-10 Years	Over 10 Years	No Stated Maturity	Total	Yield
US Government agency obligations	$—	$4,724	$2,871	$2,991	$—	$10,586	4.72%
US agency mortgage-backed securities	8	440	885	253	—	1,586	4.61
Collateralized mortgage obligations	—	—	—	8,623	—	8,623	3.51
State and municipal tax-exempt	—	—	1,491	4,646	—	6,137	5.22
Equity securities	—	—	—	373	3,368	3,741	3.19
Total	$8	$5,164	$5,247	$16,886	$3,368	$30,673	4.29%
Percent of portfolio	—%	17%	17%	55%	11%	100%
Weighted average yield	4.6%	4.7%	4.8%	4.2%	3.2%	4.3%

Available for Sale	Less Than 1 Year	1-5 Years	5-10 Years	Over 10 Years	No Stated Maturity	Total	Yield
US Government agency obligations	$—	$34,794	$—	$—	$—	$34,794	4.20%
US agency mortgage-backed securities	—	—	4,350	51,831	—	56,181	4.36
State and municipal tax-exempt	—	2,064	1,978	21,020	—	25,062	5.89
Equity securities	—	—	—	—	37	37	3.10
Total	$—	$36,858	$6,328	$72,851	$37	$116,074	4.64%
Percent of portfolio	—%	32%	5%	63%	—%	100%
Weighted average yield	—%	4.3%	4.8%	4.8%	3.1%	4.6%

Composition of Investment Securities
(Dollars in thousands)
	December 31
	2005		2004
	Held to	Available	Held to	Available
	Maturity	for Sale	Maturity	for Sale
US Government agency obligations	$10,586	$ 34,794	$10,581	$ 32,557
US agency mortgage-backed securities	1,586	56,181	3,457	38,368
Corporate bonds	—	—	—	15,754
Collateralized mortgage obligations	8,623	—	12,753	19,553
State and municipal tax-exempt	6,137	25,062	6,195	18,403
DRD agency preferred stock	—	—	—	7,653
Equity securities	3,741	37	4,489	—
Total	$30,673	$116,074	$37,475	$132,288

In 2004, DNB recorded a $2.3 million other-than-temporary impairment charge taken on Government Agency Securities. DNB owned four agency preferred stock issues totaling $9.98 million and recognized pre-tax other-than-temporary impairment charges totaling $2.3 million or 24% of the book value. The other-than-temporary impairment charges were recognized due to the negative impact on the market value of these securities caused by the ongoing accounting, management, and regulatory oversight issues confronting Fannie Mae (FNMA) and Freddie Mac (FHLMC). DNB is required to recognize other-than-temporary impairment under guidance provided by the Financial Accounting Standards Board (FASB115) and the Securities and Exchange Commission (SEC).

In 2005, all of the agency preferred stock was sold and a $300,000 gain was recognized.

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

Net loans and leases were $283.7 million at December 31, 2005, up $55.6 million or 24.4% from 2004. Commercial loans increased $19.6 million or 30.8% to $83.2 million, commercial leases increased $4.6 million or 24.0% to $23.9 million, residential mortgage loans increased $25.1 million or 134.2% to $43.7 million, consumer loans increased $5.2 million or 12.0% to $48.4 million and commercial mortgage loans increased of $1.1 million or 1.3% to $88.9 million. The increase in the commercial loans and leases continues to reflect DNB’s commitment to commercial and residential development in Chester and Delaware counties as well as northern Delaware.

The following table sets forth information concerning the composition of total loans outstanding, net of the allowance for credit losses, as of the dates indicated.

Total Loan and Lease Outstanding, Net of Allowance for Credit Losses
(Dollars in thousands)	December 31
	2005	2004	2003	2002	2001
Residential mortgages	$43,738	$18,677	$16,048	$26,120	$39,298
Commercial mortgages	88,921	87,795	89,027	83,322	70,282
Commercial loans	83,156	63,595	54,587	48,151	42,081
Commercial leases	23,934	19,300	8,434	1,285	65
Consumer	48,381	43,210	35,457	28,707	34,324
Total loans and leases	288,130	232,577	203,553	187,585	186,050
Less allowance for credit losses	(4,420)	(4,436)	(4,559)	(4,546)	(4,809)
Net loans and leases	$283,710	$228,141	$198,994	$183,039	$181,241

The following table sets forth information concerning the contractual maturities of the loan portfolio, net of unearned income and fees. For amortizing loans, scheduled repayments for the maturity category in which the payment is due are not reflected below, because such information is not readily available.

Loan and Lease Maturities	December 31, 2005
(Dollars in thousands)	Less than 1 Year	1-5 Years	Over 5 Years	Total
Residential mortgages	$ 3,296	$ 22,850	$17,592	$ 43,738
Commercial mortgages	1,680	27,458	59,783	88,921
Commercial term loans	32,944	35,734	14,478	83,156
Commercial leases	1,127	22,540	267	29,934
Consumer loans	2,220	24,201	21,960	48,381
Total loans and leases	41,267	132,783	114,080	288,130

Loans and leases with fixed interest rates	3,301	72,414	38,556	114,271
Loans and leases with variable interest rates	37,966	60,369	75,524	173,859
Total loans and leases	$41,267	$132,783	$114,080	$288,130

3. Non-Performing Assets

Total non-performing assets increased $926,000 to $1.4 million at December 31, 2005, compared to $425,000 at December 31, 2004. The increase in 2005 was primarily attributable to two loans associated with one customer totaling $882,000. The two loans were placed on non-accrual in accordance with DNB’s policy, as set forth below. As a result of the increase in non-performing loans, the non-performing loans to total loans ratio increased to .47% at December 31, 2005 from .18% at December 31, 2004. Despite an increase in the absolute level of non-performing loans, DNB’s asset quality remains strong. DNB has a significant level of commercial and commercial real estate loans and continues to work diligently to improve asset quality and position itself for possible economic downturns by tightening underwriting standards and improving lending policies and procedures. Non-performing assets have, and will continue to have, an impact on earnings, therefore management intends to continue working aggressively to reduce the level of such assets.

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

DNB’s Credit Policy Committee monitors the performance of the loan and lease portfolio to identify potential problem assets on a timely basis. Committee members meet to design, implement and review asset recovery strategies, which serve to maximize the recovery of each troubled asset. As of December 31, 2005, DNB had $3.7 million of loans, which, although performing at that date, are believed to require increased supervision and review; and may, depending on the economic environment and other factors, become non-performing assets in future periods. The amount of such loans at December 31, 2004 was $3.6 million. The majority of the loans are secured by commercial real estate, with lesser amounts being secured by residential real estate, inventory and receivables.

The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, (iii) troubled debt restructurings other than those included in items (i) and (ii), and (iv) OREO as a result of foreclosure or voluntary transfer to DNB.

Non-Performing Assets
(Dollars in thousands)
	December 31
	2005	2004	2003	2002	2001
Non-accrual loans:
Residential mortgage	$ —	$117	$ 165	$ 285	$ 224
Commercial mortgage	5	25	2,142	1,057	567
Commercial	1,017	231	233	1,758	1,964
Leases	83	—	—	—	—
Consumer	—	16	16	254	301
Total non-accrual loans	1,105	389	2,556	3,354	3,056
Loans 90 days past due and still accruing	245	36	472	514	155
Troubled debt restructurings	—	—	—	—	—
Total non-performing loans	1,350	425	3,028	3,868	3,211
Other real estate owned	—	—	—	—	—
Total non-performing assets	$1,350	$425	$3,028	$3,868	$3,211
Asset quality ratios:
Non-performing loans to total loans	0.5%	0.2%	1.5%	2.1%	1.7%
Non-performing assets to total assets	0.3	0.1	0.7	1.0	0.8
Allowance for credit losses to:
Total loans and leases	1.5	1.9	2.2	2.4	2.6
Non-performing loans and leases	327.3	1,043.8	150.5	117.5	149.8

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

In establishing and reviewing the allowance for adequacy, Management establishes the allowance for credit losses in accordance with generally accepted accounting principles in the United States and the guidance provided in the Securities and Exchange Commission’s Staff Accounting Bulletin 102 (SAB 102). Its methodology for assessing the appropriateness of the allowance consists of several key elements which include: specific allowances for identified problem loans; formula allowances for commercial and commercial real estate loans; and allowances for pooled homogenous loans. As a result, management has taken into consideration factors and variables which may influence the risk of loss within the loan portfolio, including: (i) trends in delinquency and non-accrual loans; (ii) changes in the nature and volume of the loan portfolio; (iii) effects of any changes in lending policies; (iv) experience, ability, and depth of management; (v) quality of loan review; (vi) national and local economic trends and conditions; (vii) concentrations of credit; and (viii) effect of external factors on estimated credit losses. The unallocated portion of the allowance is intended to provide for probable likelihood that the bank would advance funds into a known troubled situation, and then sustain a loss on the newly advanced funds. The risk of loss factors are then applied against the percentage of un-funded commitments in each category of loans. In addition, DNB reviews historical loss experience for the commercial real estate, commercial, residential real estate, home equity and consumer installment loan pools to determine a historical loss factor. The historical loss factors are then applied to the current portfolio balances to determine the required reserve percentage for each loan pool based on risk rating.

DNB’s percentage of allowance for credit losses to total loans and leases was 1.53% at December 31, 2005 compared to 1.91% and 2.24% for the years ended December 31, 2004 and 2003, respectively. There were no provisions made during these years since management determined the allowance for credit losses was adequate and provided for known and inherent credit losses.

During 2005, DNB provided $120,000 to the allowance for credit losses through the three quarterly periods ended September 30, 2005. This provision was based on the deterioration of three loans to one borrower during this nine-month period. However, during the fourth quarter, DNB received a large pay down and signed a forbearance agreement in connection with these loans. As a result of this triggering event, the $120,000 provision that was previously booked to the allowance was reversed. For a detailed discussion on DNB’s reserving methodology, refer to “Item 1 - Determination of the allowance for credit losses which can be found under Critical Accounting Policies and Estimates”.

Net charge-offs were $16,000 in 2005 compared to $123,000 and net recoveries of $13,000 in 2004 and 2003, respectively. The percentage of net charge-offs (recoveries) to total average loans and leases was .01%, .06% and (0.1%) during the same respective periods.

Analysis of Allowance for Credit Losses
(Dollars in thousands)
	Year Ended December 31
	2005	2004	2003	2002	2001
Beginning balance	$4,436	$4,559	$4,546	$4,809	$4,917
Provisions	—	—	—	—	—
Loans charged off:
Real estate	—	—	(10)	—	(209)
Commercial	(31)	(8)	(302)	(221)	(66)
Leases	—	(75)	—	—	—
Consumer	(15)	(105)	(14)	(89)	(9)
Total charged off	(46)	(188)	(326)	(310)	(284)
Recoveries:
Real estate	6	16	111	18	132
Commercial	20	14	220	18	36
Leases	—	—	—	—	—
Consumer	4	35	8	11	8
Total recoveries	30	65	339	47	176
Ending balance	$4,420	$4,436	$4,559	$4,546	$4,809

The following table sets forth the composition of DNB’s allowance for credit losses at the dates indicated.

Composition of Allowance for Credit Losses
(Dollars in thousands)
	December 31
	2005		2004		2003		2002		2001
	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans
Real estate	$ 927	46%	$1,033	46%	$1,495	51%	$1,598	58%	$1,685	59%
Commercial*	1,220	29	1,640	27	1,752	27	1,943	26	1,609	23
Leases	1,132	8	952	8	450	4	77	1	—	—
Consumer	305	17	310	19	288	18	331	15	145	18
Unallocated	836	—	501	—	574	—	597	—	1,370	—
Total	$4,420	100%	$4,436	100%	$4,559	100%	$4,546	100%	$4,809	100%
*Includes commercial construction

5. Certain Regulatory Matters

Dividends payable to the Corporation by the Bank are subject to certain regulatory limitations. Under normal circumstances, the payment of dividends in any year without regulatory permission is limited to the net profits (as defined for regulatory purposes) for that year, plus the retained net profits for the preceding two calendar years. The sum of these items amounted to $1.8 million for the year ended December 31, 2005.

The FDIC has authority to assess and change federal deposit insurance assessment rates on assessable deposits of the Bank. For further information, please refer to the discussion of FDIC deposit insurance assessments under Part I, Item 1 (“Business”), section (c) (“Narrative Description of Business”) - “Supervision and Regulation - Bank” under the heading “Deposit Insurance Assessments” on page 7 of this report. If additional deposit insurance premiums were assessed in future years, they would reduce the earnings and profitability of DNB. Bank management cannot predict whether the deposit insurance fund reserve level will remain above the Designated Reserve Ratio of 1.25%, or, if it does not, what assessment rate the FDIC might impose in future periods.

Please refer to Footnote 17 to DNB’s Consolidated Financial Statements on page 75 of this report for a table that summarizes required capital ratios and the corresponding regulatory capital positions of DNB and the Bank at December 31, 2005.

6. Off Balance Sheet Arrangements

In the normal course of business, various commitments and contingent liabilities are outstanding, such as guarantees and commitments to extend credit, borrow money or act in a fiduciary capacity, which are not reflected in the consolidated financial statements. Management does not anticipate any significant losses as a result of these commitments.

DNB had outstanding stand-by letters of credit totaling $7.0 million and unfunded loan and lines of credit commitments totaling $50.1 million at December 31, 2005.

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

DNB maintains borrowing arrangements with a correspondent bank and the FHLB of Pittsburgh, as well as access to the discount window at the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $142.7 million.

Approximately $88.0 million in assets are held by DNB Advisors in a fiduciary or agency capacity. These assets are not assets of DNB, and are not included in the consolidated financial statements.

The following table sets forth DNB’s known contractual obligations as of December 31, 2005. The amounts presented below do not include interest.

	Payments Due by Period
		Less than	1-3	3-5	More than
(Dollars in thousands)	Total	1 Year	Years	Years	5 Years
Contractual Obligations
FHLB advances	$ 53,850	$ 6,400	$7,450	$20,000	$20,000
Repurchase agreements	36,050	36,050	—	—	—
Capital lease obligations	701	12	29	39	621
Operating lease obligations	1,662	369	705	572	17
Junior subordinated debentures	9,279	—	—	—	9,279
Total	$101,542	$42,831	$8,184	$20,611	$29,917

	Expiration by Period
		Less than	1-3	3-5	More than
(Dollars in thousands)	Total	1 Year	Years	Years	5 Years
Off Balance Sheet Obligations
Commitments to extend credit	$50,052	$16,423	$17,812	$6,487	$9,330
Letters of credit	7,026	3,941	199	2,886	—
Total	$57,078	$20,364	$18,011	$9,373	$9,330

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes Modified Duration of Equity and Economic Value of Equity ("EVE") models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different if rates change. Results falling outside prescribed ranges require action by management. At December 31, 2005 and December 31, 2004, DNB's variance in the economic value of equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the table below. The change as a percentage of the present value of equity with a 200 basis point increase or decrease at December 31, 2005 and December 31, 2004, was within DNB's negative 25% guideline.

	December 31, 2005					December 31, 2004
Change in rates	Flat	-200bp		+200bp		Flat	-200bp		+200bp
EVE	$60,579	$55,559		$54,967		$40,712	$33,327		$36,297
Change		(5,020)		(5,612)			(7,385)		(4,415)
Change as a % of assets		(1.1%	)	(1.2%	)		(1.7%	)	(1.0%	)
Change as a % of PV equity		(8.3%	)	(9.3%	)		(18.1%	)	(10.9%	)

Item 8.  Financial Statements and Supplementary Data

DNB Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition
(Dollars in thousands)
	December 31
	2005	2004
Assets
Cash and due from banks	$ 14,421	$ 9,535
Federal funds sold	7,762	14,586
Cash and cash equivalents	22,183	24,121
AFS Investment securities, at market value	116,074	132,288
HTM Investment securities (market value $29,954 in 2005
and $37,095 in 2004)	30,673	37,475
Loans and leases	288,130	232,577
Allowance for credit losses	(4,420)	(4,436)
Net loans and leases	283,710	228,141
Office property and equipment	6,733	7,186
Accrued interest receivable	2,134	1,772
Bank owned life insurance	6,642	6,295
Net deferred taxes	2,326	950
Other assets	2,571	2,831
Total assets	$473,046	$441,059
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$ 51,407	$ 53,402
Interest-bearing deposits:
NOW	78,664	79,527
Money market	45,390	42,199
Savings	77,216	77,897
Time	86,950	70,119
Total deposits	339,627	323,144
FHLB advances	53,850	61,650
Repurchase agreements	36,050	23,127
Junior subordinated debentures	9,279	5,155
Other borrowings	701	711
Total borrowings	99,880	90,643
Accrued interest payable	939	923
Other liabilities	2,414	1,611
Total liabilities	442,860	416,321
Commitments and contingencies (Note 15)
Stockholders’ Equity
Preferred stock, $10.00 par value;
1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value;
10,000,000 shares authorized; 2,572,419 and
2,278,749 issued, respectively	2,572	2,170
Treasury stock, at cost; 201,865 and 212,995 shares, respectively	(4,253)	(4,488)
Surplus	34,802	29,388
Accumulated deficit	(1,196)	(2,273)
Accumulated other comprehensive loss, net	(1,739)	(59)
Total stockholders’ equity	30,186	24,738
Total liabilities and stockholders’ equity	$473,046	$441,059
See accompanying notes to consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Operations
(Dollars in thousands)
	Year Ended December 31
	2005	2004	2003
Interest Income:
Interest and fees on loans	$16,988	$ 13,945	$ 13,124
Interest and dividends on investment securities:
Taxable	5,063	4,949	4,718
Exempt from federal taxes	1,101	1,009	587
Tax-preferred DRD	57	266	417
Interest on cash and cash equivalents	218	64	48
Total interest income	23,427	20,233	18,894
Interest Expense:
Interest on NOW, money market and savings	2,438	1,141	1,001
Interest on time deposits	2,096	1,534	2,201
Interest on FHLB advances	3,278	3,626	3,842
Interest on repurchase agreements	821	145	—
Interest on junior subordinated debentures	562	277	263
Interest on other borrowings	118	110	114
Total interest expense	9,313	6,833	7,421
Net interest income	14,114	13,400	11,473
Provision for credit losses	—	—	—
Net interest income after provision for credit losses	14,114	13,400	11,473
Non-interest Income:
Service charges	1,362	1,323	1,243
Wealth management	712	633	658
Increase in cash surrender value of BOLI	214	208	299
Other-than-temporary impairment charge	—	(2,349)	—
Net losses on sales of available for sale securities	(662)	(16)	(362)
Gain on sale of land	—	259	—
Other fees	730	533	702
Total non-interest income	2,356	591	2,540
Non-interest Expense:
Salaries and employee benefits	8,161	7,320	6,888
Furniture and equipment	1,248	1,204	1,501
Occupancy	968	868	856
Professional and consulting	1,117	823	819
Marketing	519	638	305
Printing and supplies	305	342	325
Other expenses	2,093	1,994	1,928
Total non-interest expense	14,411	13,189	12,622
Income before income taxes	2,059	802	1,391
Income tax (benefit) expense	(89)	504	(10)
Net Income	$ 2,148	$ 298	$ 1,401
Earnings per share:
Basic	$1.02	$0.14	$0.67
Diluted	1.00	0.14	0.65
Cash dividends per share	$0.50	$0.47	$0.45
Weighted average common shares outstanding:
Basic	2,115,693	2,079,341	2,094,993
Diluted	2,142,009	2,112,403	2,146,770
See accompanying notes to consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(Dollars in thousands)
						Accumulated Other
	Compre- hensive Income	Common Stock	Treasury Stock	Surplus	Retained Earnings	Compre- hensive Income (Loss)	Total
Balance at January 1, 2003		$1,902	$(1,687)	$23,402	$3,184	$(593)	$26,208
Comprehensive Income:
Net income	$1,401	—	—	—	1,401	—	1,401
Other comprehensive income,
net of tax, relating to net
unrealized losses on investments	(444)	—	—	—	—	(444)	(444)
Total comprehensive income	$957
Cash dividends		—	—	—	(941)	—	(941)
Issuance of stock dividends		97	(195)	2,642	(2,544)	—	—
Purchase of treasury shares		—	(1,215)	—	—	—	(1,215)
Cash payment for fractional shares		—	—	—	(8)	—	(8)
Exercise of stock options		42	—	329	—	—	371
Balance at December 31, 2003		2,041	(3,097)	26,373	1,092	(1,037)	25,372
Comprehensive Income:
Net income	$298	—	—	—	298	—	298
Other comprehensive income,
net of tax, relating to net
unrealized gains on investments	89	—	—	—	—	89	89
Reclass for other-than-temporary
impairment charge		—	—	—	—	889	889
Total comprehensive income	$387
Cash dividends		—	—	—	(981)	—	(981)
Issuance of stock dividends		103	—	2,570	(2,673)	—	—
Purchase of treasury shares		—	(1,391)	—	—	—	(1,391)
Cash payment for fractional shares		—	—	—	(9)	—	(9)
Exercise of stock options		26	—	445	—	—	471
Balance at December 31, 2004		2,170	(4,488)	29,388	(2,273	(59)	24,738
Comprehensive Income:
Net income	$2,148	—	—	—	2,148	—	2,148
Other comprehensive loss, net of tax:
Unrealized losses on investments	(935)	—	—	—	—	(935)	(935)
Unrealized actuarial losses - pension	(745)	—	—	—	—	(745)	(745)
Release of restricted stock		3	—	88	—	—	91
Common stock issued		266	—	5,259	—	—	5,525
Total comprehensive income	$468
Cash dividends		—	—	—	(1,064)	—	(1,064)
Issuance of stock dividends		122	—	(122)	—	—	—
Purchase of treasury shares		—	(5)	—	—	—	(5)
Sale of treasury shares to 401-K plan		—	240	9	—	—	249
Cash payment for fractional shares		—	—	—	(7)	—	(7)
Exercise of stock options		11	—	180	—	—	191
Balance at December 31, 2005		$2,572	$(4,253)	$34,802	$(1,196	$(1,739)	$30,186
See accompanying notes to consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Dollars in thousands)
	Year Ended December 31
	2005	2004	2003
Cash Flows From Operating Activities:
Net income	$2,148	$298	$1,401
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation, amortization and accretion	1,315	1,498	3,162
Restricted stock amortization	91	—	—
Net loss on sale of investment securities	662	16	362
Gain on sale of land	—	259	—
Deferred gain on sale of buildings	(812)	—	—
Loss on other-than-temporary impairment	—	2,349	—
(Increase) decrease in accrued interest receivable	(362)	(28)	146
Decrease (increase) in other assets	260	760	(410)
Increase in investment in BOLI	(347)	(358)	(360)
Increase (decrease) in interest payable	16	23	(264)
(Increase) in deferred tax benefit	(518)	(131)	(114)
(Decrease) increase in other liabilities	(326)	25	1,119
Net Cash Provided By Operating Activities	2,127	4,711	5,042
Cash Flows From Investing Activities:
Proceeds from maturities and paydowns - AFS securities	23,161	49,245	69,813
Proceeds from maturities and paydowns - HTM securities	6,999	12,625	20,793
Purchase of AFS securities	(105,443)	(68,251)	(107,315)
Purchase of HTM securities	—	—	(49,122)
Proceeds from sale of AFS - securities	95,780	9,469	48,066
Net increase in loans and leases	(55,569)	(29,147)	(15,955)
Proceeds from the sale of property and equipment	1,683	518	—
Purchase of property and equipment	(1,285)	(1,197)	(543)
Net Cash Used By Investing Activities	(34,674)	(26,738)	(34,263)
Cash Flows From Financing Activities:
Net increase in deposits	16,483	30,708	4,634
(Decrease) increase in FHLB advances	(7,800)	(21,350)	20,000
Proceeds from short term repurchase agreements	12,923	23,127	—
Increase in junior subordinated debentures	4,124	—	—
Decrease in lease obligations	(10)	(9)	(8)
Dividends paid	(1,071)	(990)	(949)
Proceeds from the issuance of common stock	5,525	—	—
Proceeds from issuance of stock under stock option plan	191	471	317
Sale (purchase) of treasury stock, net	244	(1,391)	(1,215)
Net Cash Provided By Financing Activities	30,609	30,566	22,779
Net Change in Cash and Cash Equivalents	(1,938)	8,539	(6,442)
Cash and Cash Equivalents at Beginning of Period	24,121	15,582	22,024
Cash and Cash Equivalents at End of Period	$22,183	$24,121	$15,582
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$9,297	$6,810	$7,685
Income taxes	101	458	166
Supplemental Disclosure of Non-cash Flow Information:
Change in unrealized losses on AFS securities	$1,409	$1,482	$(672)
Change in deferred taxes due to change in unrealized
losses on AFS securities	(474)	(504)	(228)
Tax benefit of exercised stock options	31	64	56
Increase in junior subordinated debentures	—	155	—
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1) SUMMARY OF SIGNIFICANT - ACCOUNTING POLICIES

DNB Financial Corporation (the “Corporation” or “DNB”) through its wholly owned subsidiary, DNB First, National Association (the “Bank”) formerly Downingtown National Bank, has been serving individuals and small to medium sized businesses of Chester County, Pennsylvania since 1861. DNB Capital Trust I and II are special purpose Delaware business trusts (see additional discussion in Junior Subordinated Debentures-Footnote 9). The Bank is a locally managed commercial bank providing personal and commercial loans and deposit products, in addition to investment and trust services from twelve community offices. The Bank encounters vigorous competition for market share from commercial banks, thrift institutions, credit unions and other financial intermediaries.

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

Cash and Due From Banks — DNB is required to maintain certain daily reserve balances in accordance with Federal Reserve Board requirements. The average reserve balance maintained in accordance with such requirements for the years ended December 31, 2005 and 2004 was approximately $391,000 and $207,000, respectively.

Investment Securities— Investment securities are classified and accounted for as follows:

Held-To-Maturity (“HTM”)— includes debt and non-readily marketable equity securities that DNB has the positive intent and ability to hold to maturity. Debt securities are reported at cost, adjusted for amortization of premiums and accretion of discounts. Non-readily marketable equity securities are carried at cost, which approximates liquidation value.

Trading Account (“TA”) — includes securities that are generally held for a short term in anticipation of market gains. Such securities would be carried at fair value with realized and unrealized gains and losses on trading account securities included in the statement of operations. DNB did not have any securities classified as TA during 2005, 2004, or 2003.

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

Allowance for Credit Losses — Credit loss allowance policies involve significant judgments and assumptions by management which may have a material impact on the carrying value of net loans and, potentially, on the net income recognized by DNB from period to period. The allowance for credit losses is based on management’s ongoing evaluation of the loan and lease portfolio and reflects an amount considered by management to be its best estimate of the amount necessary to absorb known and inherent losses in the portfolio. Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, diversification of the portfolios, delinquency statistics, results of loan review and related classifications, and historic loss rates. In addition, certain individual loans which management has identified as problematic are specifically provided for, based upon an evaluation of the borrower’s perceived ability to pay, the estimated adequacy of the underlying collateral and other relevant factors. In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for credit losses. They may require additions to the allowance based upon their judgments about information available to them at the time of examination. Although provisions have been established and segmented by type of loan, based upon management’s assessment of their differing inherent loss characteristics, the entire allowance for credit losses is available to absorb further losses in any category.

Management uses significant estimates to determine the allowance for credit losses. Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB’s control, management’s estimate of the amount necessary to absorb allowance for credit losses and actual credit losses could differ. DNB’s current judgment is that the valuation of the allowance for credit losses remains appropriate at December 31, 2005.

Other Real Estate Owned — Other real estate owned (“OREO”) consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties classified as OREO are reported at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the properties are capitalized and costs relating to holding the properties are charged to expense. DNB did not have any OREO at December 31, 2005 or December 31, 2004.

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

Other Assets— Financing costs related to the issuance of the junior subordinated debentures are being amortized over the life of the debentures and are included in other assets.

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

Stock Option Plan — SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provide pro forma net income and proforma earnings per share disclosures for employee stock option grants made in 1995 and subsequent years as if the fair-value-based method defined in SFAS 123 had been applied. DNB has elected to continue to apply the provisions of APB Opinion No. 25 and provide the proforma disclosure provisions of SFAS 123. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. During 2005, 2004 and 2003, there was no expense recorded as all options granted were at the then current market price.

Had DNB determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, DNB’s net income and earnings per share would have been reduced to the proforma amounts indicated below:

(Dollars in thousands,	Year Ended December 31
except per share data)	2005	2004	2003
Net income - as reported	$2,148	$298	$1,401
Less: Stock option expense	572	344	68
Proforma net income (loss)	$1,576	$(46)	$1,333

EPS - diluted - as reported	$ 1.00	$ 0.15	$ 0.69
Less: Stock option expense	.26	.17	.04
Proforma earnings (loss) per share - diluted	$ 0.74	$(0.02)	$ 0.65

Earnings Per Share (EPS) — Basic EPS is computed based on the weighted average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that could occur from the conversion of common stock equivalents and is computed using the treasury stock method. Stock options and awards for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the EPS calculation.

Earnings per share, dividends per share and weighted average shares outstanding have been adjusted to reflect the effects of the 5% stock dividend paid in December 2005, 2004 and 2003.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment - An Amendment of Statements No. 123 and 95” (“SFAS 123(R)”), that addresses the accounting for equity-based compensation arrangements, including employee stock options. Upon implementation of the changes proposed in this statements, entities would no longer be able to account for equity-based compensation using the intrinsic value method under Opinion 25. Entities would be required to measure the cost of employees service received in exchange for awards of equity instruments at the grant date of the award using a fair value based method. The comment period for this proposed statement ended on September 30, 2004. In October 2004, FASB announced that for public entities, this proposed statement would apply prospectively for reporting periods beginning after June 15, 2005 as if all equity-based compensation awards granted, modified or settled after December 15, 1994 had been accounted for using a fair value based method of accounting. On April 14, 2005 the Securities and Exchange Commission amended the compliance dates for SFAS 123 (R). Under the amended compliance dates, SFAS 123 (R) becomes effective for public entities that do not file as small business issuers, as of the beginning of the first fiscal reporting period that begins after June 15, 2005. For the Bank, this will become effective on January 1, 2006. The adoption of Statement No. 123 (R), will not have a negative impact on earnings for any option issued prior to December 31, 2005 due to all stock options being fully vested. Effective January 1, 2006, DNB does not anticipate recording expense significantly different than what is presented above in the stock option plan discussion.

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

(2) INVESTMENT SECURITIES

During 2004, DNB recognized pre-tax other-than-temporary impairment charges totaling $2.3 million or 24% of the book value on four agency preferred stock issues totaling $9.98 million. The other-than-temporary impairment charges were recognized due to the negative impact on the market value of these securities caused by the ongoing accounting, management, and regulatory oversight issues confronting Fannie Mae (FNMA) and Freddie Mac (FHLMC). DNB is required to recognize other-than-temporary impairment under guidance provided by the Financial Accounting Standards Board (FASB115) and the Securities and Exchange Commission (SEC). In 2005, all of the agency preferred stock was sold and a $300,000 gain was recognized.

The amortized cost and estimated fair values of investment securities, as of the dates indicated, are summarized as follows:

	December 31, 2005
	Amortized	Unrealized	Unrealized	Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US government agency obligations	$10,586	$—	$(181)	$10,405
US agency mortgage-backed securities	1,585	8	(10)	1,583
Collateralized mortgage obligations	8,623	—	(519)	8,104
State and municipal tax-exempt	6,138	10	(27)	6,121
Equity securities	3,741	—	—	3,741
Total	$30,673	$18	$(737)	$29,954

Available For Sale
US government agency obligations	35,229	—	(435)	34,794
US agency mortgage-backed securities	57,187	10	(1,016)	56,181
State and municipal tax-exempt	25,127	72	(137)	25,062
Equity securities	37	—	—	37
Total	$117,580	$82	$(1,588)	$116,074

	December 31, 2004
	Amortized	Unrealized	Unrealized	Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US government agency obligations	$10,581	$—	$(99)	$10,482
US agency mortgage-backed securities	3,457	72	(3)	3,526
Collateralized mortgage obligations	12,753	—	(369)	12,384
State and municipal tax-exempt	6,195	34	(15)	6,214
Equity securities	4,489	—	—	4,489
Total	$37,475	$106	$(486)	$37,095

Available For Sale
US government agency obligations	$32,833	$18	$(294)	$32,557
US agency mortgage-backed securities	38,523	68	(223)	38,368
Corporate bonds	15,659	143	(48)	15,754
Collateralized mortgage obligations	19,706	48	(201)	19,553
State and municipal tax-exempt	18,011	392	—	18,403
DRD agency preferred stock	7,653	—	—	7,653
Total	$132,385	$669	$(766)	$132,288

Included in unrealized losses are market losses on securities that have been in a continuously unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The table below details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their values at December 31, 2005 and 2004.

	December 31, 2005
			Fair value	Unrealized	Fair value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
US Government agency obligations	$10,405	$(181)	$—	$—	$10,405	$(181)
Collateralized mortgage obligations	8,104	(519)	—	—	8,104	(519)
State and municipal tax-exempt	785	(27)	785	(27)	—	—
US agency mortgage-backed securities	425	(10)	—	—	425	(10)
Total	$19,719	$(737)	$785	$(27)	$18,934	$(710)

Available For Sale
US Government agency obligations	$34,794	$(435)	$34,794	$(435)	$—	$—
State and municipal tax-exempt	13,200	(137)	13,200	(137)	—	—
US agency mortgage-backed securities	53,969	(1,016)	37,918	(532)	16,051	(484)
Total	$101,963	$(1,588)	$85,912	$(1,104)	$16,051	$(484)

	December 31, 2004
			Fair value	Unrealized	Fair value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
US Government agency obligations	$14,481	$(99)	$14,481	$(99)	$—	$—
Collateralized mortgage obligations	12,384	(369)	2,362	(23)	10,022	(346)
State and municipal tax-exempt	1,605	(15)	1,068	(14)	537	(1)
US agency mortgage-backed securities	712	(3)	695	(3)	17	—
Total	$29,182	$(486)	$18,606	$(139)	$10,576	$(347)

Available For Sale
US Government agency obligations	$21,679	$(294)	$21,679	$(294)	$—	$—
Corporate bonds	3,033	(48)	2,044	(27)	989	(21)
Collateralized mortgage obligations	12,605	(201)	9,342	(143)	3,263	(58)
State and municipal tax-exempt	348	—	348	—	—	—
US agency mortgage-backed securities	28,220	(223)	26,855	(212)	1,365	(11)
Total	$65,885	$(766)	$60,268	$(676)	$5,617	$(90)

DNB has $16 million in securities available for sale, which have had fair values below book value for at least twelve continuous months at December 31, 2005. The total unrealized loss of these securities was $484,000. The impaired securities consist of fixed and variable rate government agency MBS securities. The unrealized losses on the mortgage-related securities are attributed to extension risk resulting from slower prepayment speeds in a rising rate environment. Management believes that the impairment associated with these and all other securities, where fair value is below book value at December 31, 2005, is only temporary.

The amortized cost and estimated fair value of investment securities as of December 31, 2005, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid without penalties.

	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$8	$8	$—	$—
Due after one year through five years	5,164	5,009	37,315	36,858
Due after five years through ten years	5,247	5,228	6,485	6,328
Due after ten years	16,886	16,341	73,743	72,851
No stated maturity	3,368	3,368	37	37
Total investment securities	$30,673	$29,954	$117,580	$116,074

DNB sold $95.8 million, $9.4 million and $48.1 million of securities from the AFS portfolio during 2005, 2004 and 2003. Gains and losses from sales of investment securities were as follows:

	Year Ended December 31
(Dollars in thousands)	2005	2004	2003
Gross realized gains	$509	$71	$423
Gross realized losses	1,171	87	785
Net realized loss	$(662)	$(16)	$(362)

At December 31, 2005 and 2004, investment securities with a carrying value of approximately $83.2 million and $80.3 million, respectively, were pledged to secure public funds, repurchase agreements and for other purposes as required by law. See Footnote 7 regarding the use of certain securities as collateral.

(3) LOANS AND LEASES

	December 31
(Dollars in thousands)	2005	2004
Residential mortgage	$43,738	$18,677
Commercial mortgage	88,921	87,795
Commercial	83,156	63,595
Leases	23,934	19,300
Consumer	48,381	43,210
Total loans and leases	$288,130	$232,577
Less allowance for credit losses	(4,420)	(4,436)
Net loans and leases	$283,710	$228,141

Included in the loan portfolio are loans for which DNB has ceased the accrual of interest. Loans of approximately $1.1 million, $389,000, and $2.6 million as of December 31, 2005, 2004 and 2003, respectively, were on a non-accrual basis. DNB also had loans of approximately $46,000, $36,000 and $472,000 that were more than 90 days delinquent, but still accruing as of December 31, 2005, 2004 and 2003, respectively. If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

	Year Ended December 31
(Dollars in thousands)	2005	2004	2003
Interest income which would have been recorded
under original terms	$87	$31	$191
Interest income recorded during the year	(8)	(5)	(169)
Net impact on interest income	$79	$26	$22

DNB had $3.7 million of loans, which, although performing at December 31, 2005, are believed to require increased supervision and review, and may, depending on the economic environment and other factors, become non-performing assets in future periods. There was $3.6 million of such loans at December 31, 2004. The majority of these loans are secured by commercial real estate with lesser amounts being secured by residential real estate, inventory and receivables.

DNB has a significant concentration of residential and commercial mortgage loans collateralized by first mortgage liens on properties located in Chester County. DNB did not have any concentration of loans to borrowers engaged in similar activities that exceed 10% of total loans at December 31, 2005, except for loans of approximately $43.1 million relating to commercial real-estate buildings. See Footnote 7 regarding the use of certain loans as collateral.

(4) ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses, for the years indicated, are as follows:

	Year Ended December 31
(Dollars in thousands)	2005	2004	2003
Beginning balance	$4,436	$4,559	$4,546
Provisions	—	—	—
Loans charged off	(46)	(113)	(326)
Leases charged off	—	(75)	—
Recoveries	30	65	339
Net (charge-offs) recoveries	(16)	(123)	13
Ending balance	$4,420	$4,436	$4,559

There were no provisions for credit losses made during the periods ended December 31, 2005, 2004 and 2003, since management determined the allowance for credit losses was adequate based on its analysis.

During 2005, DNB provided $120,000 to the allowance for credit losses through the three quarterly periods ended September 30, 2005. This provision was based on the deterioration of three loans to one borrower during this nine-month period. However, during the fourth quarter, DNB received a large pay down and signed a forbearance agreement in connection with these loans. As a result, the $120,000 provision that was previously booked to the allowance was reversed. For a detailed discussion on DNB’s reserving methodology, refer to “Item 1 - Determination of the allowance for credit losses which can be found under Critical Accounting Policies and Estimates”.

Information regarding impaired loans is as follows:

	Year Ended December 31
(Dollars in thousands)	2005	2004	2003
Total recorded investment	$ 916	$ 216	$ 2,147
Average recorded investment	1,118	1,083	2,074
Specific allowance allocation	442	—	—
Total cash collected	564	2,249	42
Interest income recorded	18	133	37

(5) OFFICE PROPERTY AND EQUIPMENT

	Estimated	December 31
(Dollars in thousands)	Useful Lives	2005	2004
Land		$611	$862
Buildings	5-31.5 years	5,927	6,983
Furniture, fixtures and equipment	2-20 years	10,675	9,403
Total cost		17,213	17,248
Less accumulated depreciation		(10,480)	(10,062)
Office property and equipment, net		$6,733	$7,186

Amounts charged to operating expense for depreciation for the years ended December 31, 2005, 2004 and 2003 amounted to $867,000, $838,000, and $1.0 million, respectively.

On November 18, 2005, the Bank sold its operations center and an adjunct administrative office at 104-106 Brandywine Avenue, to an unaffiliated buyer for $1,700,000 and leased the Property from the buyer for an initial term ending December 1, 2010, on a triple net basis for an initial annual basic lease rental of approximately $176,000. The Lease gives the Bank successive options to renew its term for three additional terms of five years each at a basic rent to be established at a fair market rental taking into account all of the terms and conditions of this Lease, and an option to terminate the Lease at any time on 120 days prior notice.

(6) DEPOSITS

Included in interest bearing time deposits are certificates of deposit issued in amounts of $100,000 or more. These certificates and their remaining maturities were as follows:

	December 31
(Dollars in thousands)	2005	2004
Three months or less	$ 7,082	$ 8,794
Over three through six months	4,539	5,566
Over six through twelve months	7,760	3,559
Over one year through two years	5,832	1,158
Over two years	3,666	2,056
Total	$28,879	$21,133

(7)  FHLB ADVANCES AND SHORT-TERM BORROWED FUNDS

DNB’s short-term borrowed funds consist of borrowings at the Federal Home Loan Bank (FHLB) of Pittsburgh, repurchase agreements and Federal funds purchased. Repurchase agreements and Federal funds purchased generally represent one-day borrowings. Borrowings at the FHLB consist of overnight and 90 day borrowings. DNB had $36.1 million with an average rate of 3.52% in repurchase agreements at December 31, 2005. DNB did not have any overnight FHLB borrowings or Federal funds purchased at December 31, 2005.

In addition to short-term borrowings, DNB maintains other borrowing arrangements with the FHLB. DNB has a maximum borrowing capacity at the FHLB of approximately $132.7 million. At December 31, 2005, DNB had $53.9 million of outstanding advances, which mature at various dates through the year-ended December 31, 2015, as shown in the table below. The $47 million of advances maturing in 2008 and thereafter are convertible term advances and are callable, at the FHLB’s option, at various dates starting on January 25, 2006. If an advance is called by the FHLB, DNB has the option of repaying the borrowing, or continue to borrow at three month Libor plus 10-14 basis points, depending on the advance. FHLB advances may be collateralized by a pledge of unencumbered investment securities, certain mortgage loans or a lien on the Bank’s FHLB stock.

	December 31, 2005
	Weighted
(Dollars in thousands)	Average Rate	Amount
Due by December 31, 2006	3.96%	$6,400
Due by December 31, 2008	5.09	7,450
Due by December 31, 2010	5.95	20,000
Thereafter	5.42	20,000
Total	5.40%	$53,850

(8) CAPITAL LEASE OBLIGATIONS

Included in other borrowings is a long-term capital lease agreement, which relates to DNB’s West Goshen branch. As of December 31, 2005 the branch has a carrying amount of $535,000, net of accumulated depreciation of $215,000, and is included in the balance of office properties and equipment in the accompanying statements of financial condition. The following is a schedule of the future minimum lease payments, together with the present value of the net minimum lease payments, as of December 31, 2005:

(Dollars in thousands)
Year ended December 31	Amount
2006	$ 106
2007	106
2008	106
2009	106
2010	106
Thereafter	1,243
Total minimum lease payments	1,773
Less amount representing interest	(1,072)
Present value of net minimum lease payments	$ 701

(9) JUNIOR SUBORDINATED DEBENTURES

DNB has two issuances of junior subordinated debentures (the "debentures") as follows. The majority of the proceeds of each issuance were invested in DNB’s subsidiary, DNB First, National Association, to increase the Bank's capital levels. The junior subordinated debentures issued in each case qualify as a component of capital for regulatory purposes.

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

Cash, Federal Funds Sold, Investment Securities, Accrued Interest Receivable and Accrued Interest Payable

The carrying amounts for short-term investments (cash and Federal funds sold) and accrued interest receivable and payable approximate fair value. The fair value of investment securities is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The carrying amount of non-readily marketable equity securities approximates liquidation value.

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

Deposits and Borrowings

The fair value of deposits with no stated -maturity, such as non-interest-bearing deposits, savings, NOW and money market accounts, is equal to the amount payable on demand at December 31, 2005 and 2004. The fair values of time deposits and borrowings are based on the present value of contractual cash flows. The discount rates used to compute present values are estimated using the rates currently offered for deposits of similar maturities in DNB’s marketplace and rates currently being offered for borrowings of similar maturities.

Off-balance-sheet Instruments

Off-balance-sheet instruments are primarily comprised of loan commitments, which are generally priced at market at the time of funding. Fees on commitments to extend credit and stand-by letters of credit are deemed to be immaterial and these instruments are expected to be settled at face value or expire unused. It is impractical to assign any fair value to these instruments. At December 31, 2005 and 2004, un-funded loan commitments totaled $50.1 million and $30.9 million, respectively. Stand-by letters of credit totaled $7.0 million and $6.5 million at December 31, 2005 and 2004, respectively.

The following tables summarize information for all on-balance-sheet financial instruments.

	December 31
	2005		2004
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Cash and Federal funds sold	$ 22,183	$ 22,183	$ 24,121	$ 24,121
Investment securities - AFS	116,074	116,074	132,288	132,288
Investment securities - HTM	30,673	29,954	37,475	37,095
Net loans and leases	283,710	288,379	228,141	229,667
Accrued interest receivable	2,134	2,134	1,772	1,772

Financial liabilities
Deposits	339,627	312,607	323,144	302,049
Borrowings	99,880	102,125	90,643	95,222
Accrued interest payable	939	939	923	923

(11)  FEDERAL INCOME TAXES

Income tax expense was comprised of the following:

	Year Ended December 31
(Dollars in thousands)	2005	2004	2003
Current tax expense:
Federal	$ 429	$ 635	$ 97
State	—	—	7
Deferred income tax (benefit) expense:
Federal	(518)	(131)	(114)
State	—	—	—
Income tax expense (benefit)	$ (89)	$ 504	$ (10)

The effective income tax rates of (4%) for 2005, 63% for 2004 and (1%) for 2003 were different than the applicable statutory Federal income tax rate of 34%. The reason for these differences follows:

	Year Ended December 31
(Dollars in thousands)	2005	2004	2003
Federal income taxes at statutory rate	$ 700	$ 273	$ 473
Decrease resulting from:
Low income housing credits	(36)	(36)	(55)
Tax-exempt interest and dividend preference	(394)	(419)	(316)
Change in valuation allowance	(308)	733	—
Bank owned life insurance	(73)	(71)	(71)
Other, net increase (decrease)	22	24	(41)
Income tax (benefit) expense	$ (89)	$ 504	$ (10)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31
(Dollars in thousands)	2005	2004
Deferred tax assets:
Allowance for credit losses	$ 1,503	$ 1,508
Unrealized losses on securities available for sale	512	38
Unrealized loss on pension obiligation	384	—
AMT credit carryforward	239	127
Low income housing credit carryforward	314	221
Capital loss disallowance	425	—
Other-than-temporary impairment	—	799
Restricted stock awards	31	—
Deferred gain on sale / leaseback on buildings	270	—
Non accrued interest	87	98
Joint venture difference	43	30
Total gross deferred tax assets	3,808	2,821

Deferred tax liabilities:
Depreciation	(333)	(415)
Pension expense	(327)	(360)
Tax bad debt reserve	(142)	(142)
Bank shares tax credit	(68)	—
Prepaid expenses	(187)	(170)
Bond accretion	—	(51)
Total gross deferred tax liabilities	(1,057)	(1,138)
Valuation allowance	(425)	(733)
Net deferred tax asset	$ 2,326	$ 950

In 2004, DNB recorded a valuation allowance of $733,000. The valuation allowance relates to the $2,283,968 other-than-temporary impairment write-down of preferred stock, which DNB believed was not more likely than not to be realized. Based upon DNB’s current tax history and the anticipated level of future taxable income, management believed the remaining net deferred tax asset would, more likely than not, be realized.

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

During 2005, DNB reversed a portion of the previously recorded valuation allowance for deferred tax assets and recognized a related income tax benefit of $308,000. A significant portion of the reversal was associated with a tax capital gain recognized on the sale of two operations buildings, as well as an additional reversal made in connection with the sale of agency preferred securities, both of which are considered “Capital Assets” as defined under Internal Revenue Code (IRC) Section 1221. Additionally, DNB recorded an income tax benefit of $31,000 relating to the exercise of stock options by employees and directors. This benefit was credited to surplus. In addition, DNB had AMT and low-income housing credit (LIHC) carryforwards, as of December 31, 2005, of $239,000 and $314,000, respectively. The AMT credit carryforward has an indefinite life. The LIHC carryforward has a life of twenty years and will expire in the year 2023, if not used.

(12)  EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur from the conversion of common stock equivalents and is computed using the treasury stock method. The difference between basic and diluted EPS, for DNB, is attributable to stock options and restricted stock. Stock options and restricted stock awards for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. At December 31, 2005, there were 90,000 anti-dilutive stock options outstanding as well as 16,884 anti-dilutive stock awards. DNB had 41,500 anti-dilutive stock options outstanding at December 31, 2004 and 39,237 anti-dilutive stock options outstanding at December 31, 2003. EPS, dividends per share, and weighted average shares outstanding have been adjusted to reflect the effect of the 5% stock dividend paid in December 2005. The dilutive effect of stock options on basic earnings per share is presented below.

	Year Ended December 31
	2005			2004			2003
(In thousands,
except share data)	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

Basic EPS
Income available to
common stockholders	$2,148	2,116	$1.02	$298	2,079	$0.14	$1,401	2,095	$ 0.67
Effect of dilutive common
Stock equivalents -
Stock options	—	26	(.02)	—	33	—	—	52	(0.02)
Diluted EPS
Income available to
common stockholders
after assumed conversions	$2,148	2,142	$1.00	$298	2,112	$0.14	$1,401	2,147	$ 0.65

(13) OTHER COMPREHENSIVE (LOSS) -INCOME

The tax effects allocated to each component of “Other Comprehensive (Loss) Income” are as follows:

		Tax
	Before-Tax	Benefit	Net-of-Tax
(Dollars in thousands)	Amount	(Expense)	Amount
Year Ended December 31, 2005:
Unrealized losses on securities:
Unrealized holding losses
arising during the period	$(2,071)	$699	$(1,372)
Less reclassification for losses
included in net income	662	(225)	437
Unrealized actuarial losses - pension	(1,129)	384	(745)
Other Comprehensive Loss	$(2,538)	$858	$(1,680)

Year Ended December 31, 2004:
Unrealized losses on securities:
Unrealized holding gains
arising during the period	$1,497	$(508)	$989
Reclass for other-than-temporary
Impairment charge	(1,347)	458	(889)
Less reclassification for losses
included in net income	16	(5)	11
Other Comprehensive Income	$ 134	$ (45)	$ 89

Year Ended December 31, 2003:
Unrealized gains on securities:
Unrealized holding losses
arising during the period	$(1,034)	$ 351	$(683)
Less reclassification for losses
included in net income	362	(123)	239
Other Comprehensive Loss	$ (672)	$ 228	$(444)

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

The following table sets forth the Plan’s funded status, as of the measurement dates of December 31, 2005 and 2004 and amounts recognized in DNB’s consolidated financial statements at December 31, 2005 and 2004:

	December 31
(Dollars in thousands)	2005	2004
Projected Benefit obligation	$(6,641)	$(6,362)

Accumulated benefit obligation	(6,641)	(6,362)
Fair value of plan assets	6,475	6,552

Reconciliation of funded status:
Funded Status	(166)	190
Unrecognized net actuarial loss	1,129	869
Unrecognized transition asset	—	(1)
Prepaid benefit cost	$ 963	$1,058

The amounts and changes in DNB’s pension benefit obligation and fair value of plan assets for the year ended December 31, 2005 are as follows:

	Year ended December 31
(Dollars in thousands)	2005	2004
Change in benefit obligation
Benefit obligation at beginning of year	$6,362	$5,823
Service cost	—	—
Interest cost	391	371
Actuarial loss	349	433
Curtailment	—	—
Benefits paid	(461)	(265)
Benefit obligation at end of year	$6,641	$6,362

Change in plan assets
Fair value of assets at beginning of year	$6,552	$6,307
Actual return on plan assets	395	520
Employer contribution	—	—
Benefits paid	(461)	(265)
Actual expenses paid during year	(11)	(10)
Fair value of assets at end of year	$6,475	$6,552

The Pension Plan’s assets are invested using an asset allocation strategy in units of certain equity, bond, real estate and money market funds.

Net periodic pension costs for the years indicated include the following components:

	Year Ended December 31
(Dollars in thousands)	2005	2004	2003
Service cost	$ 21	$ 21	$ 343
Interest cost	391	372	424
Expected return on plan assets	(414)	(402)	(436)
Amortization of transition asset	(1)	(19)	(19)
Recognized net actuarial loss	98	47	122
Net periodic cost	$ 95	$ 19	$ 434
Assumptions used:
Discount rate	6.00%	6.00%	6.50%
Rate of increase in compensation level	N/A	N/A	3.00
Expected long-term rate of return on assets	6.50	7.00	8.50

DNB’s estimated future benefit payments are as follows:

(Dollars in thousands)	Benefits
2006	$ 348
2007	366
2008	397
2009	413
2010	415
2011-2015	2,061

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

401(k) Retirement Savings Plan

During the fourth quarter of 1994, the Bank adopted a retirement savings plan intended to comply with Section 40l(k) of the Internal Revenue Code of 1986. Prior to January 1, 2004, employees became eligible to participate after 6 months of service, and would thereafter participate in the 401(k) plan for any year in which they have been employed by the Bank for at least 501 hours. Effective January 1, 2004, employees were eligible to participate in the plan immediately after hire and regardless of the hours they were employed in any year. Effective July 1, 2005 all employees, with the exception of on-call employees, were eligible to participate in the plan immediately after hire and regardless of the hours they were employed in any year. In general, amounts held in a participant’s account are not distributable until the participant terminates employment with the Bank, reaches age 59½, dies or becomes permanently disabled.

Participants are permitted to authorize pre-tax savings contributions to a separate trust established under the 401(k) plan, subject to limitations on deductibility of contributions imposed by the Internal Revenue Code. The Bank makes matching contributions of $.25 for every dollar of deferred salary, up to 6% of each participant’s annual compensation. Each participant is 100% vested at all times in employee and employer contributions. The Corporation’s matching contributions to the 40l(k) plan was $81,000, $66,000 and $55,000 in 2005, 2004 and 2003, respectively.

Profit Sharing Plan

The Bank initiated a Profit Sharing Plan for eligible employees in 2004. Under the plan, employees are immediately eligible for benefits and will be 100% vested after 3 years of service. In order to receive the profit sharing contribution an employee must be employed on the last day of each plan year to participate in benefits. The plan provides that the Bank will make contributions beginning in 2005 for the 2004 plan year equal to 3% of the eligible participant’s W-2 wages.

Safe Harbor Contribution - Beginning January 1, 2005, the Bank adopted a safe harbor plan, which requires a 3% qualified non-elective contribution to be made to any employee with wages in the current year. Vesting is 100% at all times.

Stock Option Plan

DNB has a Stock Option Plan for employees and directors. Under the plan, options (both qualified and non-qualified) to purchase a maximum of 583,554 shares of DNB’s common stock could be issued to employees and directors.

Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years. Vesting of options under the plan is determined by the Plan Committee. There were 82,406, 200,376 and 21,732 shares available for grant at December 31, 2005, 2004 and 2003, respectively.

The per share weighted-average fair value of stock options granted during 2005, 2004 and 2003 was $7.22, $8.29 and $6.27 on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions used for grants for the three years ended December 31:

	Year Ended December 31
(Dollars in thousands)	2005	2004	2003
Dividend yield	1.99%	2.05%	1.29%
Expected volatility	25.05	25.13	20.85
Risk-free interest rate	4.45	4.21	3.61
Expected lives (in years)	10.00	10.00	9.50

DNB applies APB Opinion No. 25 in accounting for its Stock Option Plan, and accordingly, no compensation cost has been recognized for its stock options in the financial statements.

Stock option activity is indicated below. Stock options have been adjusted for the 5% stock dividends in December of 2005, 2004 and 2003.

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2003	237,060	$15.75
Granted	11,952	20.58
Exercised	(76,767)	12.51
Outstanding December 31, 2003	172,245	17.53
Granted	43,575	25.11
Exercised	(31,502)	14.87
Forfeited	(1,719)	23.81
Outstanding December 31, 2004	182,599	19.74
Granted	120,075	22.22
Exercised	(11,524)	13.90
Forfeited	(2,104)	25.09
Outstanding December 31, 2005	289,046	$20.96

The weighted-average price and weighted average remaining contractual life for the outstanding options are listed below for the dates indicated. All outstanding options are exercisable.

December 31, 2005

Range of	Number	Weighted Average
Exercise Prices	Outstanding	Exercise Price	Remaining Contractual Life
$6.65- 8.99	4,887	$ 8.98	.50 years
9.00-10.99	10,252	10.17	4.50 years
11.00-13.99	17,394	12.61	3.85 years
14.00-19.99	123,217	19.12	7.88 years
20.00-23.99	42,996	23.29	3.36 years
24.00-26.76	90,300	25.85	9.17 years
Total	289,046	$20.96	7.12 years

Stock-Based Compensation

DNB maintains an Incentive Equity and Deferred Compensation Plan. The plan provides that up to 220,500 (as adjusted for subsequent stock dividends) shares of common stock may be granted, at the discretion of the Board, to individuals of the Company. During 2005, DNB granted 17,514 shares of restricted stock, issuable on the earlier of three years after the date of the grant or a change in control of DNB if the recipients are then employed by DNB (“Vest Date”). Upon issuance of the shares, resale of the shares is restricted for an additional two years, during which the shares may not be sold, pledged or otherwise disposed of. Prior to the Vest Date and in the event the recipient terminates association with DNB for reasons other than death, disability or change in control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant. Share awards granted by the plan were recorded at the date of award based on the market value of shares. Awards are being amortized to expense over the three-year cliff-vesting period. During this three-year period, DNB records compensation expense equal to the value of the shares being amortized. For the year ended December 31, 2005, $92,000 was amortized to expense. At December 31, 2005, 203,616 shares were reserved for future grants under the plan. There were not any shares granted prior to 2005.

The table below summarizes the activity for the year-ended December 31, 2005:

Shares
Outstanding - January 1, 2005	—
Granted	17,514
Forfeited	(630)
Outstanding - December 31, 2005	16,884

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

On November 18, 2005, the Bank sold its operations center and an adjunct administrative office at 104-106 Brandywine Avenue, to an unaffiliated buyer for $1,700,000 and leased the Property from the buyer for an initial term ending December 1, 2010, on a triple net basis for an initial annual basic lease rental of approximately $176,000. The Lease gives the Bank successive options to renew its term for three additional terms of five years each at a basic rent to be established at a fair market rental taking into account all of the terms and conditions of this Lease, and an option to terminate the Lease at any time on 120 days prior notice.

DNB had outstanding stand-by letters of credit in the amount of approximately $7.0 million and un-funded loan and lines of credit totaling $50.1 million at December 31, 2005, of which, $53.9 million was variable rate and $3.2 million was fixed rate.

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

DNB maintains borrowing arrangements with a correspondent bank and the FHLB of Pittsburgh, as well as access to the discount window at the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $142.7 million.

Approximately $88.0 million of assets are held by DNB Advisors in a fiduciary or agency -capacity. These assets are not assets of DNB, and are not included in the consolidated financial statements.

DNB is a party to a number of lawsuits arising in the ordinary course of business. While any litigation causes an element of uncertainty, management is of the opinion that the liability, if any, resulting from the actions, will not have a material effect on the accompanying financial statements.

(16) PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of DNB Financial Corporation (parent company only) follows:

Condensed Statements of Financial Condition
(Dollars in thousands)	December 31
	2005	2004
Assets
Cash	$299	$315
Investment securities	37	—
Investment in subsidiary	39,489	29,868
Other assets	156	162
Total assets	$39,981	$30,345
Liabilities and Stockholders’ Equity
Liabilities
Junior subordinated debentures	$9,279	$5,155
Other liabilities	516	452
Total liabilities	9,795	5,607
Stockholders’ Equity	30,186	24,738
Total liabilities and stockholders’ equity	$39,981	$30,345

Condensed Statements of Operations
(Dollars in thousands)	Year Ended December 31
	2005	2004	2003
Income:
Equity in undistributed income of subsidiary	$1,638	$(412)	$718
Dividends from subsidiary	1,071	990	949
Interest income	—	—	—
Total Income	2,709	578	1,667
Expenses:
Interest expense	561	277	263
Other expenses	—	3	3
Total expense	561	280	266
Net income	$2,148	$(298)	$1,401

Condensed Statements of Cash Flows
(Dollars in thousands)	Year Ended December 31
	2005	2004	2003
Cash Flows From Operating Activities:
Net income	$ 2,148	$ 298	$1,401
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in undistributed income of subsidiary	(1,638)	412	(718)
Restricted stock amortization	91	—	—
Net change in other liabilities	40	307	(11)
Net change in other assets	6	9	4
Net Cash Provided by Operating Activities	647	1,026	676
Cash Flows From Investing Activities:
Payments for investments in and advances to subsidiaries	(9,672)	—	—
Sale or repayment of investments in and advances to subsidiaries	33	—	—
Purchase of available for sale security	(37)	—	(1,225)
Sales and maturities of available for sale security	—	1,225	2,810
Net Cash (Used) Provided by Investing Activities	(9,676)	1,225	1,585
Cash Flows From Financing Activities:
Proceeds from advances from subsidiaries	4,124	—	—
Proceeds from issuance of common stock	5,965	346	—
Purchase of treasury stock	(5)	(1,391)	(1,215)
Dividends paid	(1,071)	(990)	(949)
Net Cash Provided by Financing Activities	9,013	(2,035)	(2,164)
Net Change in Cash and Cash Equivalents	(16)	216	97
Cash at Beginning of Period	315	99	2
Cash at End of Period	$ 299	$ 315	$ 99

(17) REGULATORY MATTERS

Dividends payable to the Corporation by the Bank are subject to certain regulatory limitations. Under normal circumstances, the payment of dividends in any year without regulatory permission is limited to the net profits (as defined for regulatory purposes) for that year, plus the retained net profits for the preceding two calendar years, which amounted to $1.8 million for the year ended December 31, 2005.

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

Quantitative measures established by regulation to ensure capital adequacy require DNB to maintain certain minimum amounts and ratios as set forth below. Management believes that DNB and the Bank meet all capital adequacy requirements to which they are subject. The Bank is considered “Well Capitalized” under the regulatory framework for prompt corrective action. To be categorized as Well Capitalized, the Bank must maintain minimum ratios as set forth below. There are no conditions or events since the most recent regulatory notification that management believes would have changed the Bank’s category. Actual capital amounts and ratios are presented below.

		For Capital			To Be Well Capitalized Under Prompt Corrective
	Actual	Adequacy Purposes			Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation

December 31, 2005:
Total risk-based capital	$43,752	13.77%	$25,422	8.00%	$31,778	10.00%
Tier 1 capital	39,773	12.52	12,711	4.00	19,067	6.00
Tier 1 (leverage) capital	39,773	8.61	18,468	4.00	23,085	5.00
December 31, 2004:
Total risk-based capital	$32,778	11.96%	$21,917	8.00%	$27,396	10.00%
Tier 1 capital	29,341	10.71	10,959	4.00	16,438	6.00
Tier 1 (leverage) capital	29,341	6.75	17,389	4.00	21,737	5.00

DNB First, N.A.

December 31, 2005:
Total risk-based capital	$43,770	13.79%	$25,389	8.00%	$31,736	10.00%
Tier 1 capital	39,797	12.54	12,695	4.00	19,042	6.00
Tier 1 (leverage) capital	39,797	8.63	18,450	4.00	23,063	5.00
December 31, 2004:
Total risk-based capital	$32,750	11.97%	$21,894	8.00%	$27,368	10.00%
Tier 1 capital	29,316	10.71	10,947	4.00	16,421	6.00
Tier 1 (leverage) capital	29,316	6.75	17,366	4.00	21,707	5.00

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
DNB Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of DNB Financial Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DNB Financial Corporation and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

KPMG LLP
Philadelphia, Pennsylvania
March 10, 2006

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9a.  Controls and Procedures

DNB’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2005, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that DNB’s current disclosure controls and procedures are effective and timely, providing them with material information relating to DNB and its subsidiaries required to be disclosed in the report DNB files under the Exchange Act.

Management of DNB is responsible for establishing and maintaining adequate internal control over financial reporting for DNB, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

DNB’s management, including the principal executive officer and principal financial officer, has assessed the effectiveness of DNB’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based upon such assessment, management believes that, as of December 31, 2005, the Corporation’s internal control over financial reporting is effective based upon those criteria.

There was no change in the DNB’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, DNB’s internal control over financial reporting.

Item 9b.  Other Information

None

Part III

Item 10.  Directors and Executive Officers of the Registrant

The information required herein with respect to Registrant’s directors and officers is incorporated by reference to pages 4-7 of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders, and the information required herein with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to page 6 of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders. The Registrant has adopted a Code of Ethics that applies to the Registrant’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Registrant’s current Code of Ethics is incorporated herein by reference as Exhibit 14 to this report.

Item 11.  Executive Compensation

The information required herein is incorporated by reference to pages 8-13 and 16-18 of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters

(a) Information Regarding Equity Compensation Plans

The following table summarizes certain information relating to equity compensation plans maintained by the Registrant as of December 31, 2005:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans
approved by security holders:
1995 Stock Option Plan	289,046	$20.96	82,406
2004 Incentive Equity and
Deferred Compensation Plan	16,884	N/A	203,616
Equity compensation plans
not approved by security holders	—	—	—
Total	305,930	N/A	286,022

(b) The balance of the information required herein is incorporated by reference to page 2 of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions

The information required herein is incorporated by reference to pages 15-16 of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 14.  Principal Accountant Fees and Services

The information required herein is incorporated by reference to page 20 of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

Part IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements.

The consolidated financial statements listed below, together with an opinion of KPMG LLP dated March 10, 2006 with respect thereto, are set forth beginning at page 48 of this report under Item 8, “Financial Statements and Supplementary Data.”

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
Notes to Consolidated Financial Statements
Selected Quarterly Financial Data (Unaudited)

(a)(2) Not applicable

(a)(3) Exhibits, pursuant to Item 601 of Regulation S-K.

The exhibits listed on the Index to Exhibits on pages - of this report are incorporated by reference or filed or furnished herewith in response to this Item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNB FINANCIAL CORPORATION

March 23, 2006
	BY:	/s/ William S. Latoff
William S. Latoff, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William J. Hieb	March 23, 2006
William Hieb, President and
Chief Operating Officer

/s/ Bruce E. Moroney	March 23, 2006
Bruce E. Moroney
Chief Financial Officer
(Principal Accounting Officer)

/s/ Thomas A. Fillippo	March 23, 2006
Thomas A. Fillippo
Director

/s/ Mildred C. Joyner	March 23, 2006
Mildred C. Joyner
Director

/s/ James J. Koegel	March 23, 2006
James J. Koegel
Director

/s/ Eli Silberman	March 23, 2006
Eli Silberman
Director

/s/ James H. Thornton	March 23, 2006
James H. Thornton
Vice-Chairman of the Board

Index to Exhibits

Exhibit No. Under Item 601 of Regulation S-K		Description of Exhibit and Filing Information

3	(i)	Amended and Restated Articles of Incorporation, as amended effective June 15, 2001, filed on August 14, 2001, as Item 6(a) to Form 10Q (No. 0-16667) and incorporated herein by reference.

	(ii)	By-laws of the Registrant as amended December 19, 2001, filed on March 24, 2002 at Item 3b to Form 10-K for the fiscal year ended December 31, 2001 (No. 0-16667) and incorporated herein by reference.

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

(b)*
Change of Control Agreements between DNB Financial Corporation and DNB First, N.A. and the following executive officers each in the form filed on March 29, 1999 at Item 10.2 to Form 10-K for the fiscal year ended December 31, 1998 (No. 0-16667), and incorporated herein by reference: (i) dated May 5, 1998 with Ronald K. Dankanich; and Bruce E. Moroney, (ii) dated April 28, 2003 with William J. Hieb, and (iii) dated October 18, 2004 with C. Tomlinson Kline III, (iv) dated December 3, 2004 with Thomas M. Miller, (v) dated January 26, 2006 with Richard J. Hartmann.

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

(e)*
Form of Change of Control Agreements, as amended November 10, 2003, filed on November 14, 2003 as Item 10(e) to Form 8-K (No. 0-16667) and incorporated herein by reference between DNB Financial Corporation and DNB First, N.A. and each of the following Directors: (i) dated November 10, 2005 with James H. Thornton, James J. Koegel and Eli Silberman, and (ii) dated February 23, 2005 with Mildred C. Joyner, and dated February 22, 2006 with Thomas Fillippo.

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

(l)
Agreement of Lease dated February 10, 2005 between Headwaters Associates, a Pennsylvania general partnership, as Lessor, and DNB First, National Association as Lessee for a portion of premises at 2 North Church Street, West Chester, Pennsylvania, filed March 10, 2005 as Item 10(l) to Form 10-K for the fiscal year ended December 31, 2004 (No. 0-16667) and incorporated herein by reference, as amended by Addendum to Agreement of Lease dated as of November 15, 2005, filed herewith.

(m)
Marketing Services Agreement between TSG, INC., a Pennsylvania business corporation (the "Service Provider") for which Eli Silberman, a Director of Registrant, is the President and owner dated April 11, 2005, filed May 11, 2005 as Item 10(m) to Form 10-Q for the fiscal quarter ended March 31, 2005 (No. 0-16667) and incorporated herein by reference.

(n)**
Form of Stock Option Agreement for grants prior to 2005 under the Registrant’s Stock Option Plan, filed May 11, 2005 as Item 10(n) to Form 10-Q for the fiscal quarter ended March 31, 2005 (No. 0-16667) and incorporated herein by reference.

(o)**
Form of Nonqualified Stock Option Agreement for April 18, 2005 and subsequent grants under the Stock Option Plan, filed May 11, 2005 as Item 10(o) to Form 10-Q for the fiscal quarter ended March 31, 2005 (No. 0-16667) and incorporated herein by reference.

(p)
Agreement of Sale dated June 1, 2005 between DNB First, National Association (the “Bank”), as seller, and Papermill Brandywine Company, LLC, a Pennsylvania limited liability company, as buyer (“Buyer”) with respect to the sale of the Bank’s operations center and an adjunct administrative office (the “Property”) and accompanying (i) Agreement of Lease between the Buyer as landlord and the Bank as tenant, pursuant to which the Property will be leased back to the Bank, and (ii) Parking Easement Agreement to provide cross easements with respect to the Property, the Buyer’s other adjoining property and the Bank’s other adjoining property, filed August 15, 2005 as Item 10(p) to Form 10-Q for the fiscal quarter ended June 30, 2005 (No. 0-16667) and incorporated herein by reference.

(q)
Agreement of Lease dated November 18, 2005 between Papermill Brandywine Company, LLC, a Pennsylvania limited liability company (“Papermill”), as Lessor, and DNB First, National Association as Lessee for the banks operations center and adjunct administrative office, filed herewith.

(r)
Form of First Amendments dated January 26, 2006 to Change of Control Agreements with William J. Hieb, the Company’s President and COO, and Thomas M. Miller, the Company’s First Executive Vice President and Chief Lending Officer, filed herewith.

	(s)	Form of Nonqualified Stock Option Agreement for grants on and after December 22, 2005 under the Stock Option Plan, filed herewith.

11
Registrant’s Statement of Computation of Earnings Per Share is set forth in Footnote 1 to Registrant’s consolidated financial statements at page 53 of this Form 10-K under Item 8, “Financial Statements and Supplementary Data,” and is incorporated herein by reference.

14
Code of Ethics as amended and restated effective February 23, 2005, filed March 10, 2005 as Item 10(m) to Form 10-K for the fiscal year ended December 31, 2004 (No. 0-16667) and incorporated herein by reference.

21		List of Subsidiaries, filed herewith.

23		Consent of KPMG LLP, filed herewith.

31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer, and filed herewith.

31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer, and filed herewith.

32.1		Certification of Chief Executive Officer pursuant to Section 906, and filed herewith.

32.2		Certification of Chief Financial Officer pursuant to Section 906, and filed herewith.

	*	Management contract or compensatory plan arrangement.

	**	Shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.

	***	Non-shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.

DNB FINANCIAL CORPORATION	DIRECTORS	EXECUTIVE OFFICERS

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
Janney Montgomery Scott, Inc.
800-526-6397
Ryan Beck & Company
800-223-8969

William S. Latoff
Chairman and Chief Executive Officer

James H. Thornton
Vice Chairman

Thomas A. Fillippo
William J. Hieb
Mildred C. Joyner
James J. Koegel
Eli Silberman

DIRECTORS EMERITUS

Ellis Y. Brown III
Robert J. Charles
I. Newton Evans, Jr.
Thomas R. Greenleaf
Vernon J. Jameson
Ilario S. Polite
Henry F. Thorne

DNB FIRST, N.A.

DIRECTORS

William S. Latoff
Chairman and Chief Executive Officer

William J. Hieb
President and Chief Operating Officer

Thomas A. Fillippo
Mildred C. Joyner
James J. Koegel
Eli Silberman
James H. Thornton

William S. Latoff
Chairman and Chief Executive Officer

William J. Hieb
President and Chief Operating Officer

Thomas M. Miller
First Executive Vice President
Chief Lending Officer

Ronald K. Dankanich
Executive Vice President
Operations, IT and HR

Richard J. Hartmann
Executive Vice President
Retail Banking and Marketing

Bruce E. Moroney
Executive Vice President
Chief Financial Officer