Form 10-Q
period 2006-03-31
DNB FINANCIAL CORP /PA/
filed 2006-05-10
CIK 713671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: March 31, 2006
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days
Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 Par Value)	2,376,669
(Class)	(Shares Outstanding as of
May 10, 2006)

DNB FINANCIAL CORPORATION AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DNB Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition (Unaudited)

	March 31	December 31
(Dollars in thousands except share data)	2006	2005
Assets
Cash and due from banks	$ 13,747	$14,421
Federal funds sold	14,565	7,762
Cash and cash equivalents	28,312	22,183
AFS investment securities, at fair value	112,448	116,074
HTM investment securities (fair value of $29,958 and $29,954)	29,960	30,673
Loans and leases	308,863	288,130
Allowance for credit losses	(4,309)	(4,420)
Net loans and leases	304,554	283,710
Office property and equipment	7,322	6,733
Accrued interest receivable	2,192	2,134
Bank owned life insurance	6,691	6,642
Net deferred taxes	2,415	2,326
Other assets	2,621	2,571
Total assets	$496,515	$473,046
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$58,766	$51,407
Interest-bearing deposits:
NOW	79,710	78,664
Money market	60,586	45,390
Savings	75,712	77,216
Time	86,393	86,950
Total deposits	361,167	339,627
FHLB advances	53,850	53,850
Repurchase agreements	38,152	36,050
Junior subordinated debentures	9,279	9,279
Other borrowings	698	701
Total borrowings	101,979	99,880
Accrued interest payable	905	939
Other liabilities	2,198	2,414
Total liabilities	466,249	442,860
Stockholders’ Equity
Preferred stock, $10.00 par value;
1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value;
10,000,000 shares authorized; 2,573,327 and 2,572,419 issued	2,573	2,572
Treasury stock, at cost; 199,526 and 201,865 shares, respectively	(4,205)	(4,253)
Surplus	34,829	34,802
Accumulated deficit	(1,039)	(1,196)
Accumulated other comprehensive loss, net	(1,892)	(1,739)
Total stockholders’ equity	30,266	30,186
Total liabilities and stockholders’ equity	$496,515	$473,046

See accompanying notes to consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands except share data)	2006	2005
Interest Income:
Interest and fees on loans	$ 4,825	$ 3,640
Interest and dividends on investment securities:
Taxable	1,192	1,250
Exempt from Federal taxes	311	242
Tax-preferred DRD	—	31
Interest on cash and cash equivalents	143	44
Total interest income	6,471	5,207
Interest Expense:
Interest on NOW, money market and savings	900	419
Interest on time deposits	731	413
Interest on FHLB advances	726	832
Interest on repurchase agreements	341	106
Interest on junior subordinated debentures	177	82
Interest on other borrowings	24	30
Total interest expense	2,899	1,882
Net interest income	3,572	3,325
Provision for credit losses	—	15
Net interest income after provision for credit losses	3,572	3,310
Non-interest Income:
Service charges on deposits	403	290
Wealth management fees	170	246
Increase in cash surrender value of BOLI	50	50
Net losses on sales of available for sale securities	—	(699)
Other fees	192	169
Total non-interest income	815	56
Non-interest Expense:
Salaries and employee benefits	2,247	1,977
Furniture and equipment	339	299
Occupancy	302	230
Professional and consulting	269	256
Advertising and marketing	114	144
Printing and supplies	77	79
Other expenses	519	456
Total non-interest expense	3,867	3,441
Income (loss) before income taxes	520	(75)
Income tax expense (benefit)	56	(154)
Net Income	$ 464	$ 79
Earnings per share:
Basic	$0.20	$0.04
Diluted	0.19	0.04
Cash dividends per share	$0.13	$0.12
Weighted average common shares outstanding:
Basic	2,372,940	2,070,086
Diluted	2,389,336	2,105,505

See accompanying notes to consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Unaudited)

(Dollars in thousands)	Common Stock	Treasury Stock	Surplus	Retained Earnings(Accumulated deficit)	Accumulated Other Compre- hensive Loss	Total
Balance at January 1, 2005	$2,170	$(4,488)	$29,388	$(2,273)	$ (59)	$24,738
Net income	—	—	—	2,148	—	2,148
Other comprehensive loss, net of tax:
Unrealized losses on investments	—	—	—	—	(935)	(935)
Unrealized actuarial losses - pension	—	—	—	—	(745)	(745)
Release of restricted stock	3	—	88	—	—	91
Common stock issued	266	—	5,259	—	—	5,525
Cash dividends	—	—	—	(1,064)	—	(1,064)
Issuance of stock dividends	122	—	(122)	—	—	—
Purchase of treasury shares	—	(5)	—	—	—	(5)
Issuance of treasury shares to 401(k) plan	—	240	9	—	—	249
Cash payment for fractional shares	—	—	—	(7)	—	(7)
Exercise of stock options	11	—	180	—	—	191
Balance at December 31, 2005	2,572	(4,253)	34,802	(1,196)	(1,739)	30,186
Net income	—	—	—	464	—	464
Other comprehensive loss, net of tax:
Unrealized losses on investments	—	—	—	—	(153)	(153)
Release of restricted stock	1	—	33	—	—	34
Cash dividends	—	—	—	(307)	—	(307)
Purchase of treasury shares	—	(65)	—	—	—	(65)
Issuance of treasury shares to 401(k) plan	—	113	(6)	—	—	107
Balance at March 31, 2006	$2,573	$(4,205)	$34,829	$(1,039)	$(1,892)	$30,266

DNB Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Cash Flows From Operating Activities:
Net income	$ 464	$ 79
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation, amortization and accretion	329	344
Restricted stock amortization	34	—
Provision for credit losses	—	15
Net loss on sale of securities	—	699
Increase in interest receivable	(58)	(43)
Increase in other assets	(50)	(522)
Increase in investment in BOLI	(49)	(50)
Decrease in interest payable	(34)	(69)
(Increase) Decrease in deferred tax benefit	(8)	4
Decrease in other liabilities	(216)	(489)
Net Cash Provided (Used) By Operating Activities	412	(32)
Cash Flows From Investing Activities:
Proceeds from maturities and paydowns - AFS securities	3,334	8,220
Proceeds from maturities and paydowns - HTM securities	676	1,680
Purchase of AFS securities	—	(4,687)
Proceeds from sale of AFS - securities	—	1,460
Net increase in loans and leases	(20,844)	(9,954)
Purchase of bank property and equipment, net	(823)	(104)
Net Cash Used By Investing Activities	(17,657)	(3,385)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	21,540	(21,008)
Decrease in FHLB advances	—	(750)
Increase in junior subordinated debentures	—	4,124
Proceeds from short term repurchase agreements	2,102	7,834
Decrease in lease obligations	(3)	(2)
Dividends paid	(307)	(256)
Proceeds from issuance of stock under stock option plan	—	129
Issuance of treasury stock, net	42	—
Net Cash Provided (Used) By Financing Activities	23,374	(9,929)
Net Change in Cash and Cash Equivalents	6,129	(13,346)
Cash and Cash Equivalents at Beginning of Period	22,183	24,121
Cash and Cash Equivalents at End of Period	$28,312	$10,775
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ 2,932	$ 1,951
Income taxes	1	—
Supplemental Disclosure of Non-cash Flow Information:
Change in unrealized losses on AFS securities	$ 235	$ 250
Change in deferred taxes due to change in unrealized
losses on AFS securities	(82)	(80)
Investment securities sold, not settled (1)	—	71,118

See accompanying notes to consolidated financial statements.

(1) In 2005, DNB took advantage of the rate environment to restructure a significant portion of its investment securities portfolio. Overall, DNB sold $73.3 million of structured securities, government agency stock, longer-term municipal securities, as well as corporate securities. At March 31, 2005, there were $71.1 million of the investment securities sold that had not settled.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, DNB First, National Association (the "Bank") have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior amounts not affecting net income are reclassified when necessary to conform with current period classifications. The results of operations for the three-month period ended March 31, 2006, are not necessarily indicative of the results, which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2005.

Stock-based compensation

Prior to January 1, 2006, SFAS Statement No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, permitted entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allowed entities to continue to apply the provisions of the Accounting Principles Board Opinion No. 25 (“APB Opinion No. 25”), Accounting for Stock Issued to Employees, and related interpretations and provide pro forma net income and proforma earnings per share disclosures for employee stock option grants made in 1995 and subsequent years as if the fair-value-based method defined in SFAS 123 had been applied. DNB elected to apply the provisions of APB Opinion No. 25 and provide the proforma disclosure provisions of SFAS 123. As such, there was no compensation expense recorded prior to 2006. Additionally, all options were granted at the then current market price.

Effective January 1, 2006, DNB adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires DNB to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date. SFAS 123R supersedes SFAS 123 and APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires DNB to record compensation expense related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards. DNB had no unamortized stock option awards at December 31, 2005 as all stock options issued prior to December 31, 2005 were fully vested. Additionally, DNB did not issue any stock awards during the first quarter of 2006 and 2005. As a result, there was no compensation expense recorded during the three-month period ended March 31, 2006 and 2005. The proforma disclosure of stock- based compensation expense related to 2005 is presented below:

(Dollars in thousands, except per-share data)	Three Months Ended March 31, 2005
Net income as reported	$79
Add: Stock-based compensation recorded as expense, net of tax	—
Deduct: Total stock-based employee compensation expense, net of tax	—
Net income - proforma	$79

Earnings per share:
Basic - as reported	$0.04
Basic - pro forma	$0.04

Diluted - as reported	$0.04
Diluted - pro forma	$0.04

For additional information on stock-based compensation, refer to Footnote 7 on page 10.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2: EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur from the conversion of common stock equivalents and is computed using the treasury stock method. The difference between basic and diluted EPS, for DNB, is attributable to stock options and restricted stock awards. Stock options and restricted stock awards for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. At March 31, 2006, there were 133,296 anti-dilutive stock options outstanding as well as 15,561 anti-dilutive stock awards. At March 31, 2005, there were no anti-dilutive stock options outstanding or stock awards. EPS, dividends per share, and weighted average shares outstanding have been adjusted to reflect the effect of the 2005 5% stock dividend. The dilutive effect of stock options on basic earnings per share is presented below.

	Three Months Ended			Three Months Ended
	March 31, 2006			March 31, 2005
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$ 464	2,373	$0.20	$ 79	2,070	$0.04
Effect of dilutive common stock equivalents - stock options	—	16	(.01)	—	36	—
Diluted EPS
Income available to common stockholders after assumed conversions	$ 464	2,389	$0.19	$ 79	2,106	$0.04

NOTE 3: TOTAL COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes all changes in stockholders' equity during the period, except those resulting from investments by owners and distributions to owners. Total comprehensive income for all periods consisted of net income and other comprehensive income relating to the change in unrealized losses on investment securities available for sale. Total comprehensive income (loss) and the related tax effects on each component are shown in the following table.

Net-of-Tax
(Dollars in thousands)	Amount
Three Months Ended March 31, 2006:
Net Income	$464
Other Comprehensive Income:
Unrealized holding losses arising during the period, net of tax	(153)
Reclassification for losses included in net income, net of tax	—
Total Comprehensive Income	$311

Three Months Ended March 31, 2005:
Net Income	$ 79
Other Comprehensive Income:
Unrealized holding losses arising during the period, net of tax	(631)
Reclassification for losses included in net income, net of tax	461
Total Comprehensive Loss	$(91)

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4: COMPOSITION OF LOAN AND LEASE PORTFOLIO

The following table sets forth information concerning the composition of total loans and leases outstanding, as of the dates indicated.

	March 31	December 31
(Dollars in thousands)	2006	2005
Commercial mortgage	$ 99,198	$ 88,921
Commercial term	88,636	83,156
Consumer	47,849	48,381
Residential mortgage	50,259	43,738
Commercial leases	22,921	23,934
Gross loans and leases	308,863	288,130
Less allowance for credit losses	(4,309)	(4,420)
Net loans and leases	$ 304,554	$ 283,710

NOTE 5: JUNIOR SUBORDINATED DEBENTURES

DNB has two issuances of junior subordinated debentures (the "debentures") as follows. The majority of the proceeds of each issuance were invested in DNB’s subsidiary, DNB First, National Association, to increase the Bank's capital levels. The junior subordinated debentures issued in each case qualify as a component of capital for regulatory purposes.

DNB Capital Trust I

DNB’s first issuance of junior subordinated debentures was on July 20, 2001. This issuance of debentures are floating rate and were issued to DNB Capital Trust I, a Delaware business trust in which DNB owns all of the common equity. DNB Capital Trust I issued $5.0 million of floating rate (6 month Libor plus 3.75%, with a cap of 12%) capital preferred securities to a qualified institutional buyer. The proceeds of these securities were used by the Trust, along with DNB's capital contribution, to purchase $5,155,000 principal amount of DNB's floating rate junior subordinated debentures. The preferred securities are redeemable by DNB on or after July 25, 2006, or earlier in the event of certain adverse tax or bank regulatory developments. The preferred securities must be redeemed upon maturity of the debentures on July 25, 2031.

DNB Capital Trust II

DNB’s second issuance of junior subordinated debentures was on March 30, 2005. This issuance of debentures are floating rate and were issued to DNB Capital Trust II, a Delaware business trust in which DNB owns all of the common equity. DNB Capital Trust II issued $4.0 million of floating rate (the rate is fixed at 6.56% for the first 5 years and will adjust at a rate of 3-month LIBOR plus 1.77% thereafter) capital preferred securities. The proceeds of these securities were used by the Trust, along with DNB's capital contribution, to purchase $4.1 million principal amount of DNB's floating rate junior subordinated debentures. The preferred securities are redeemable by DNB on or after May 23, 2010, or earlier in the event of certain adverse tax or bank regulatory developments. The preferred securities must be redeemed upon maturity of the debentures on May 23, 2035.

NOTE 6: RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” - a replacement of APB Opinion No. 20 and FASB Statement No. 3 that requires retrospective application to prior periods financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. For DNB, this became effective on January 1, 2006 and did not have an impact on the company’s financial statements for the period ended March 31, 2006.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This Statement amends FASB Statements No. 133 and No. 140. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." This Statement: a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company has not yet determined whether this Statement will have a material impact on their consolidated financial statements upon adoption.

NOTE 7: STOCK-BASED COMPENSATION

Stock Option Plan

DNB has a Stock Option Plan for employees and directors. Under the plan, options (both qualified and non-qualified) to purchase a maximum of 583,554 shares of DNB’s common stock could be issued to employees and directors.

Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years. Vesting of options under the plan is determined by the Plan Committee. There were 85,672 and 82,406 shares available for grant at March 31, 2006 and December 31, 2005, respectively.

Prior to January 1, 2006, DNB applied APB Opinion No. 25 in accounting for its Stock Option Plan, and accordingly, no compensation cost has been recognized for its stock options in the financial statements. All stock options issued by DNB prior to January 1, 2006 vested immediately and the related expense was reported in the period issued as a proforma disclosure of stock-based compensation expense. Because all options issued prior to January 1, 2006 vested immediately, DNB had no unamortized stock option awards at December 31, 2005. Additionally, DNB did not issue any stock awards during the three-month period ended March 31, 2006 and 2005. As a result, there was no compensation expense recorded during either period. For periods where stock options have been issued, DNB utilizes a Black-Scholes option valuation model.

Stock option activity for the three-month period ended March 31, 2006 is indicated below.

	Number Outstanding	Weighted Average Exercise Price
Outstanding January 1, 2006	289,046	$20.96
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	(3,266)	(24.26)
Outstanding March 31, 2006	285,780	$20.92

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The weighted-average price and weighted average remaining contractual life for the outstanding options are listed below for the dates indicated. All outstanding options are exercisable.

	March 31, 2006
Range of	Number	Weighted Average
Exercise Prices	Outstanding	Exercise Price	Remaining Contractual Life
$ 6.65- 8.99	4,887	$ 8.98	.25 years
9.00-10.99	10,252	10.17	4.25 years
11.00-13.99	17,394	12.61	3.61 years
14.00-19.99	123,217	19.12	7.63 years
20.00-23.99	40,780	23.26	3.16 years
24.00-26.76	89,250	25.86	8.92 years
Total	285,780	$20.92	6.91 years

Restricted Stock Awards

DNB maintains an Incentive Equity and Deferred Compensation Plan. The plan provides that up to 220,500 (as adjusted for subsequent stock dividends) shares of common stock may be granted, at the discretion of the Board, to individuals of the Company. During the three-month period ended March 31, 2006 and 2005, DNB did not grant any shares of restricted stock. Shares already granted are issuable on the earlier of three years after the date of the grant or a change in control of DNB if the recipients are then employed by DNB (“Vest Date”). Upon issuance of the shares, resale of the shares is restricted for an additional two years, during which the shares may not be sold, pledged or otherwise disposed of. Prior to the Vest Date and in the event the recipient terminates association with DNB for reasons other than death, disability or change in control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant.

Share awards granted by the plan were recorded at the date of award based on the market value of shares. Awards are being amortized to expense over the three-year cliff-vesting period. For the three-month period ended March 31, 2006, DNB recorded compensation expense equal to the value of the shares being amortized. For the three-month period ended March 31, 2006, $34,000 was amortized to expense. All stock awards outstanding were granted in May 2005, therefore there was no expense recorded for the three-month period ended March 31, 2005. At March 31, 2006, 204,939 shares were reserved for future grants under the plan.

The table below summarizes the activity for the period-ended March 31, 2006:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding - January 1, 2006	16,884	$ 26.26
Granted	-	-
Forfeited	(1,323)	(26.26)
Vested	-	-
Outstanding - March 31, 2006	15,561	$ 26.26

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF DNB'S BUSINESS AND BUSINESS STRATEGY

DNB Financial Corporation is a bank holding company whose bank subsidiary, DNB First, National Association (the “Bank”) is a nationally chartered commercial bank with trust powers, and a member of the Federal Reserve System. Its deposits are insured by the FDIC. DNB provides a broad range of banking services to individual and corporate customers through its twelve community offices located throughout Chester and Delaware Counties, Pennsylvania. DNB is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. DNB funds all these activities with retail and business deposits and borrowings. Through its DNB Advisors division, the Bank provides wealth management and trust services to individuals and businesses. The Bank and its subsidiary, DNB Financial Services, Inc. through the name “DNB Financial Services,” make available certain non-depository products and services, such as securities brokerage, mutual funds, life insurance and annuities.

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

To implement the culture changes necessary at DNB First to become an innovative community bank capable of meeting challenges of the 21st century, we embarked on a strategy called "Loyalty, Bank On It." In recognizing the importance of loyalty in our everyday lives, we have embraced this concept as the cornerstone of DNB First's new culture. To that end, DNB continues to make appropriate investments in all areas of our business, including people, technology, facilities and marketing.

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

Investment Portfolio Restructure. As part of its previously announced balance sheet repositioning, DNB took advantage of the rate environment to restructure a significant portion of its investment securities portfolio. In March 2005, DNB sold $73.3 million of structured securities, government agency preferred stock, longer-term municipal securities, as well as corporate securities. The majority of the proceeds received on the sale of these investments were re-invested into higher yielding agency mortgage-backed securities, agency bonds and municipal securities. Management believed that the restructured portfolio would result in more stable earnings and cash flow, as well as improved value metrics.

Continued Progress in Balance Sheet Repositioning. DNB decreased its investment portfolio, grew its loan portfolio and increased deposits in a continuing effort to strengthen its balance sheet during the first three months in 2006. During the quarter, the investment portfolio decreased $4.3 million or by 3.0%, loans increased $20.7 million or by 7.2%. Commercial loans increased $15.8 million, while residential loans increased $6.5 million. In addition, DNB increased its deposit base by $21.5 million and added $2.1 million in customer repurchase agreements.

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

Management’s strategies are designed to direct DNB’s tactical investment decisions and support financial objectives. DNB’s most significant revenue source continues to be net interest income, defined as total interest income less interest expense, which in 2005 accounted for approximately 81% of total revenue. To produce net interest income and consistent earnings growth over the long-term, DNB must generate loan and deposit growth at acceptable economic spreads within its market area. To generate and grow loans and deposits, DNB must focus on a number of areas including, but not limited to, the economy, branch expansion, sales practices, customer satisfaction and retention, competition, customer behavior, technology, product innovation and credit performance of its customers.

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

RECENT ECONOMIC DEVELOPMENTS

There are at least three widely acknowledged areas of near-term concern that could pose risks to the local and national economies going forward: a spike in energy prices, a decline in home prices, and a retrenchment in consumer spending arising from record consumer indebtedness. The consequences that any of these developments might have for economic growth could range from modest to severe, depending on how events transpire over the next few years.

Energy Prices. With time the economy should be able to adjust to higher energy prices, but in the short run, any supply-disrupting events, including labor strikes, severe weather, or terrorism, may cause energy prices to jump. By varying degrees, these spikes would be likely to weigh on overall economic growth while adding volatility to the outlook. Moreover, this risk is likely to continue for several more years, given the long lags required to add new energy production capacity and expectations for continued global growth in energy demand.

Home Prices. The risk of a housing slowdown is another area of concern going forward. The recent housing boom has been unprecedented in modern U.S. history. It has been suggested by many analysts that the housing boom has been a significant contributor to gains in consumer spending in recent years. Because consumer spending accounts for over two-thirds of U.S. economic activity, any shock to consumer spending, such as that which might be caused by a housing slowdown, is a concern to overall economic growth.

Consumer Spending. A large, long-term increase in consumer indebtedness has raised concerns that the next U.S. recession could originate in the household sector. The housing boom of recent years has resulted in a surge in new consumer debt, most of it in the form of mortgages. Consumers have gradually become more indebted over time - so much so that they are now spending more in aggregate than they earn. Home prices will not boom forever. Even a moderation in home-price growth would reduce the amount of new home equity added to the economy each year. This slower accumulation of wealth, coupled with rising interest rates that increase the cost of tapping that wealth, could soon begin to curtail the pace of U.S. consumer spending growth. Just as there has been a positive wealth effect from soaring home prices in recent years, the concern is that an end to the housing boom could result in a slowdown in consumer spending growth.

MATERIAL CHALLENGES, RISKS AND OPPORTUNITIES

The following is a summary of changes to material challenges, risks and opportunities DNB has faced during the three-month period ended March 31, 2006.

Interest Rate Risk Management. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. DNB considers interest rate risk the predominant risk in terms of its potential impact on earnings. Interest rate risk can occur for any one or more of the following reasons: (a) assets and liabilities may mature or re-price at different times; (b) short-term or long-term market rates may change by different amounts; or (c) the remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change.

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

The largest component of DNB’s total income is net interest income, and the majority of DNB’s financial instruments are comprised of interest rate-sensitive assets and liabilities with various terms and maturities. The primary objective of management is to maximize net interest income while minimizing interest rate risk. Interest rate risk is derived from timing differences in the re-pricing of assets and liabilities, loan prepayments, deposit withdrawals, and differences in lending and funding rates. The Asset/Liability Committee (“ALCO”) actively seeks to monitor and control the mix of in-terest rate-sensitive assets and interest rate-sensitive-liabilities.

One measure of interest rate risk is net interest income simulation analysis. The ALCO utilizes simulation analysis, whereby the model estimates the variance in net interest income with a change in interest rates of plus or minus 300 basis points over a twelve-month period. Given today’s rising interest rate environment, our simulation model measures the effect that a 100 through 300 basis point increase in rates or the effect a 100 basis point decline would have on earnings. As of March 31, 2006, simulations indicate that net interest income would be within policy guidelines regardless of the direction of market rates.

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

Competition. In addition to the challenges related to the interest rate environment, community banks in Chester County have been experiencing increased competition from large regional and international banks entering DNB’s marketplace through mergers and acquisitions. Competition for loans and deposits has negatively affected DNB’s net interest margin. To compensate for the increased competition, DNB, like other area community banks, has aggressively sought and marketed customers who have been disenfranchised by these mergers. To attract these customers, DNB has introduced new deposit products, such as the Partnership Banking Program, the “Platinum” Account, the Executive and employee package as well as the Business Package. In addition, DNB has introduced Market Managers and Personal Bankers to serve the special banking needs of its clients. DNB is dedicated to implementing the culture changes necessary to become an innovative community bank capable of meeting challenges of the 21st century. As such, we embarked on a strategy called "Loyalty, Bank On It." To recognize the importance of loyalty in our everyday lives, we have embraced this concept as the cornerstone of DNB First's new culture. To that end, DNB continues to make appropriate investments in all areas of our business, including people, technology, facilities and marketing.

Bank Secrecy Act/OFAC/Patriot Act Implementation. Management of the Bank has determined that its BSA compliance program needs strengthening in a number of important ways. For example, management has determined that the Bank may have failed to review a number of transactions during the last 5 years to verify that non-customer parties are not listed under OFAC as “blocked persons.” Management has concluded that the Bank’s BSA compliance program needs to be improved to a level commensurate with BSA, OFAC and Patriot Act related risks to which the Bank is exposed. While a methodology has been put in place to identify high-risk customers, assessment of the customer base is incomplete and management has determined to accelerate this process with the goal of completing it by the end of the third quarter of 2006. Management also intends to expand and augment its policies and procedures to establish protocols with respect to identification, evaluation and compliance responses to certain types of potentially high-risk individuals. The Bank plans to strengthen training and further involve its front-line personnel in this process. The Bank’s management is increasing the frequency with which it reports BSA compliance program activity to its board of directors and intends to focus its board of directors more frequently and more thoroughly on BSA compliance program requirements, including the identification of high risk customers and the processes the Bank uses to evaluate and monitor them. The Bank will be formalizing, structuring and documenting compliance in a more disciplined way, including more stringent policies and formal periodic review. The Bank is taking a more aggressive posture in identifying customers and transactions that are potentially subject to the filing of Suspicious Activity Reports (“SARs”) and in appropriate cases expects to file SARs. The Bank will be improving its management information systems to improve identification, evaluation and reporting of certain types of high risk or suspicious transactions and activities. The Bank will be augmenting its BSA compliance staff, and management intends to strengthen its day-to-day audit processes to more effectively validate and test the Bank’s BSA compliance program procedures and records. It is management’s goal that the planned improvements to the BSA compliance program will be completed in 2006 and will address the Bank’s BSA compliance needs, in order to establish the Bank as an institution that will not pose a target to those who would use the U.S. financial system to further criminal or terroristic ends.

Material Trends and Uncertainties. The industry is experiencing an on-going and widespread trend of consolidation in response to shrinking margins, as well as competitive and economic challenges. In an effort to broaden market share by capitalizing on operational efficiencies, larger institutions have been acquiring smaller regional and community banks and thrifts. Chester County has witnessed many recent mergers due to attractive demographics, commercial expansion and other growth indicators. As a result of these factors, the operating environment is very competitive as Chester County hosts over 45 banks, thrifts and credit unions. In addition, brokerage firms, mutual fund companies and boutique investment firms are prevalent, given the county’s attractive demographics. This intense competition continually puts pressures on DNB’s margins and operating results as competitors offer a full range of loan, deposit and investment products and services. In addition, many of these competitors are much larger than DNB and consistently outspend the Bank in marketing to attract new customers and buy market share. DNB anticipates these pressures will continue and management will continue to work to mitigate adverse effects on operating results.

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

In management's opinion, the most critical accounting policies and estimates impacting DNB's consolidated financial statements are listed below. These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. For a complete discussion of DNB's significant accounting policies, see the footnotes to the Consolidated Financial Statements for the fiscal year ended December 31, 2005, incorporated in DNB's 10-K for the year ended December 31, 2005.

Determination of the allowance for credit losses. Credit loss allowance policies involve significant judgments and assumptions by management which may have a material impact on the carrying value of net loans and leases and, potentially, on the net income recognized by DNB from period to period. The allowance for credit losses is based on management’s ongoing evaluation of the loan and lease portfolio and reflects an amount considered by management to be its best estimate of the amount necessary to absorb known and inherent losses in the portfolio. Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, diversification of the portfolios, delinquency statistics, results of loan review and related classifications, and historic loss rates. In addition, certain individual loans which management has identified as problematic are specifically provided for, based upon an evaluation of the borrower’s perceived ability to pay, the estimated adequacy of the underlying collateral and other relevant factors. In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for credit losses. They may require additions to the allowance based upon their judgments about information available to them at the time of examination. Although provisions have been established and segmented by type of loan, based upon management’s assessment of their differing inherent loss characteristics, the entire allowance for credit losses is available to absorb further losses in any category.

Management uses significant estimates to determine the allowance for credit losses. Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB’s control, management’s estimate of the amount necessary to absorb credit losses and actual credit losses could differ. DNB’s current judgment is that the valuation of the allowance for credit losses remains appropriate at March 31, 2006. For a description of DNB’s accounting policies in connection with its allowance for credit losses, see, “Allowance for Credit Losses”, in Management’s Discussion and Analysis.

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

FINANCIAL CONDITION

DNB's total assets were $496.5 million at March 31, 2006 compared to $473.0 million at December 31, 2005.

Investment Securities. Investment securities at March 31, 2006 were $142.4 million compared to $146.7 million at December 31, 2005. The decrease in investment securities was primarily attributable to $4.0 million in investment maturities as well as a $235,000 downward mark to market adjustment relating to the AFS investment portfolio.

Gross Loans and Leases. Loans and leases were $308.9 million at March 31, 2006 compared to $288.1 million at December 31, 2005. DNB continued to grow its loan portfolio during the quarter and increased total loans and leases by $20.7 million or 7.2%. Commercial loans grew $15.8 million and residential real estate loans, primarily hybrid adjustable rate mortgages, grew $6.5 million. This growth was slightly offset by a decrease in commercial leases and consumer loans. The increase in the commercial loans and residential mortgages continues to reflect DNB’s commitment to commercial and residential development in Chester and Delaware counties in Pennsylvania as well as northern Delaware.

Deposits. Deposits were $361.2 million at March 31, 2006 compared to $339.6 million at December 31, 2005. Deposits increased $21.4 million or 6.3% during the three-month period ended March 31, 2006. Most of this increase was attributable to the opening of a new branch in West Chester, Pennsylvania during the fourth quarter of 2005. At March 31, 2006 the West Chester branch had over $20 million in deposits.

Borrowings. Borrowings were $102.0 million at March 31, 2006 compared to $99.9 million at December 31, 2005. The increase of $2.1 million, or 2.1% was primarily due to growth in repurchase agreements. The increase in repurchase agreements was the result of expanding DNB’s cash management services by focusing on commercial customers and providing them with the ability to sell excess funds to DNB through repurchase agreements. Repurchase agreements have helped to compliment DNB’s existing funding sources.

Stockholders’ Equity. Stockholders' equity was $30.3 million at March 31, 2006 compared to $30.2 million at December 31, 2005. The increase in stockholders’ equity was a result of year-to-date earnings, cash proceeds received on the sale of treasury stock and the release of restricted stock offset by cash dividends paid, an increase in accumulated other comprehensive loss, and the repurchase of capital stock into treasury.

RESULTS OF OPERATIONS

SUMMARY

Diluted earnings per share were $.19 and net income was $464,000 for the three-month period ended March 31, 2006 compared to diluted earnings per share of $.04 and net income of $79,000 for the same period ended in 2005. Earnings per share in 2005 have been adjusted to reflect the effect of the 5% stock dividend paid in December 2005. The $385,000 increase was attributable to a $262,000 increase in net interest income and a $759,000 increase in non-interest income, offset by a $426,000 increase in non-interest expenses and a $210,000 increase in income tax expense.

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

Net interest income was $3.6 million for the three-months ended March 31, 2006, compared to $3.3 million for the same period in 2005. Interest income for the three-month period ended March 31, 2006 was $6.5 million compared to $5.2 million for the same period in 2005. The $1.3 million increase was primarily the result of overall growth in interest-earnings assets, as well as higher yields on interest-earning assets. The yield on interest-earning assets for the first quarter in 2006 was 5.78%, compared to 5.21% for the same period in 2005. Interest expense for the three-month period ended March 31, 2006 was $2.9 million compared to $1.9 million for the same period in 2005. The increase of $1.0 million was primarily attributable to deposit and repurchase agreement account growth as well as higher rates on interest-bearing liabilities. The costs of deposits increased to 1.92% for the first quarter in 2006, compared to 1.09% for the same period in 2005. The net interest margin for the three-month period ended March 31, 2006 was 3.23%, compared to 3.36% for the same period in 2005.

Interest on loans and leases was $4.8 million for the three-month period ended March 31, 2006, compared to $3.6 million for the same period in 2005. The average balance of loans and leases was $295.8 million with an average yield of 6.58% for the three-month period ended March 31, 2006 compared to an average balance of $234.7 million with an average yield of 6.27% for the same period in 2005. The increase in the average balance is the result of management’s increased origination efforts towards growing DNB’s loan and lease portfolio. DNB has added additional commercial loan officers and business bankers to aggressively originate loans. The increase in yield was primarily the result of a rising interest rate environment.

Interest and dividends on investment securities was $1.5 million for the three-month period ended March 31, 2006, compared to $1.5 million for the same period in 2005. The average balance on investment securities was $146.0 million with an average yield of 4.54% for the three-month period ended March 31, 2006 compared to $165.4 million with an average yield of 4.01% for the same period in 2005. The decrease in the average balance was part of DNB’s strategic plan to reduce the size of its investment portfolio. The increase in yield was primarily due to the investment portfolio restructuring which occurred during the first quarter of 2005, which is discussed in more detail on page 12 under “Investment Portfolio Restructure”.

Interest on deposits was $1.6 million for the three-month period ended March 31, 2006, compared to $832,000 for the same period in 2005. The average balance on interest-bearing deposits was $344.2 million with an average rate of 1.92% for the three-month period ended March 31, 2006 compared to $309.5 million with an average rate of 1.09% for the same period in 2005. The increase in the average balance was primarily the result of year-over-year increased deposit relationships through aggressive marketing efforts. The increase in rate was primarily attributable to an increase in market rates resulting from a 200 basis point increase in the federal funds rate over the last twelve months in addition to intense competition for deposits in the Chester County marketplace.

Interest on borrowings was $1.3 million for the three-month period ended March 31, 2006, compared to $1.1 million for the same period in 2005. The average balance on borrowings was $101.5 million with an average rate of 5.07% for the three-month period ended March 31, 2006 compared to $93.2 million with an average rate of 4.57% for the same period in 2005. The increase in the average balance was attributable to growth in customer repurchase agreements, which was offset by the repayment of FHLB borrowings. The increase in rate was attributable to an increase in market rates resulting from a 200 basis point increase in the federal funds rate over the last twelve months.

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

In establishing and reviewing the allowance for adequacy, management establishes the allowance for credit losses in accordance with generally accepted accounting principles in the United States and the guidance provided in the Securities and Exchange Commission’s Staff Accounting Bulletin 102 (SAB 102). Its methodology for assessing the appropriateness of the allowance consists of several key elements which include: specific allowances for identified problem loans; formula based allowances for commercial and commercial real estate loans; and allowances for pooled, homogenous loans. As a result, management has taken into consideration factors and variables which may influence the risk of loss within the loan portfolio, including: (i) trends in delinquency and non-accrual loans; (ii) changes in the nature and volume of the loan portfolio; (iii) effects of any changes in lending policies; (iv) experience, ability, and depth of management; (v) quality of loan review; (vi) national and local economic trends and conditions; (vii) concentrations of credit; and (viii) effect of external factors on estimated credit losses. In addition, DNB reviews historical loss experience for the commercial real estate, commercial, residential real estate, home equity and consumer installment loan pools to determine a historical loss factor. The historical loss factors are then applied to the current portfolio balances to determine the required reserve percentage for each loan pool based on risk rating.

DNB’s percentage of allowance for credit losses to total loans and leases was 1.40% at March 31, 2006 compared to 1.53% at December 31, 2005. Management believes that the allowance for credit losses was adequate and provided for known and inherent credit losses.

The following table summarizes the changes in the allowance for credit losses for the periods indicated.

(Dollars in thousands)	Three Months Ended March 31, 2006	Year Ended December 31, 2005	Three Months Ended March 31, 2005
Beginning balance	$4,420	$4,436	$4,436
Provisions	—	—	15
Charge-offs	(129)	(46)	(8)
Recoveries	18	30	5
Ending balance	$4,309	$4,420	$4,448

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

Non-interest income for the three-month period ended March 31, 2006 was $815,000 compared to $56,000 for the same period in 2005. The $759,000 increase was primarily attributable to the $699,000 loss recognized on the sale of investment securities during the three-month period ended March 31, 2005. For the same period in 2006, service charges on deposits increased by $113,000 offset by a $76,000 decrease in wealth management fees.

NON-INTEREST EXPENSE

Non-interest expense includes salaries & employee benefits, furniture & equipment, occupancy, professional & consulting fees as well as printing & supplies, marketing and other less significant expense items. Non-interest expense for the three-months ended March 31, 2006 was $3.9 million compared to $3.4 million for the same period in 2005. This $426,000 increase was mostly related to an increase in salaries and employee benefits, which accounted for $270,000, and was related to DNB’s substantial investment during 2005 in hiring experienced personnel in revenue producing lines of business. There were additional increases in occupancy costs as well as furniture and equipment expenses, which increased by $72,000 and $40,000, respectively. These increases were the result of adding a new loan origination office in Newtown Square, Pennsylvania and a new retail branch in West Chester, Pennsylvania during 2005.

INCOME TAXES

Income tax expense for the three-month period ended March 31, 2006 was $56,000 compared to a $154,000 tax benefit for the same period in 2005. Income tax expense (benefit) for each period differs from the amount determined at the statutory rate of 34% due to tax-exempt income on loans and investment securities, DNB's ownership of BOLI policies, and tax credits recognized on low-income housing limited partnership. Additionally, DNB reversed a portion of the previously recorded valuation allowance for deferred tax assets and recognized a related income tax benefit of $29,000 for the three-month period ended March 31, 2005. The reversal was associated with a tax capital gain recognized on the sale of agency preferred securities.

With regards to the previously recorded valuation allowance, DNB recognized a pre-tax other-than-temporary impairment charge during 2004 totaling $2.3 million or 24% of the book value on four agency preferred stock issues totaling $9.98 million. As such, DNB recorded a valuation allowance of $733,000. The other-than-temporary impairment charges were recognized due to the negative impact on the market value of these securities caused by the ongoing accounting, management, and regulatory oversight issues confronting Fannie Mae and Freddie Mac. DNB believed it was more likely than not to be realized. Based upon DNB’s current tax history and the anticipated level of future taxable income, management believed the remaining net deferred tax asset would, more likely than not, be realized.

ASSET QUALITY

Non-performing assets are comprised of non-accrual loans and leases, loans and leases delinquent over ninety days and still accruing and Other Real Estate Owned ("OREO"). Non-accrual loans and leases are loans and leases for which the accrual of interest ceases when the collection of principal or interest payments is determined to be doubtful by management. It is the policy of DNB to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier if considered prudent. Interest received on such loans is applied to the principal balance, or may, in some instances, be recognized as income on a cash basis. A non-accrual loan or lease may be restored to accrual status when management expects to collect all contractual principal and interest due and the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms. OREO consists of real estate acquired by foreclosure. OREO is carried at the lower of cost or estimated fair value, less estimated disposition costs. Any significant change in the level of non-performing assets is dependent, to a large extent, on the economic climate within DNB's market area.

The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, (iii) troubled debt restructurings other than those included in items (i) and (ii), and (iv) OREO as a result of foreclosure or voluntary transfer to DNB. DNB did not have any OREO at the end of all reported periods.

Non-Performing Assets
(Dollars in thousands)	March 31, 2006	December 31, 2005	March 31, 2005
Loans and leases:
Non-accrual	$ 1,103	$ 1,105	$ 1,542
90 days past due and still accruing	91	245	4
Troubled debt restructurings	—	—	—
Total non-performing loans and leases	1,194	1,350	1,546
Other real estate owned	—	—	—
Total non-performing assets	$ 1,194	$ 1,350	$ 1,546

The following table sets forth DNB's asset quality and allowance coverage ratios at the dates indicated:

	March 31, 2006	December 31, 2005	March 31, 2005
Asset quality ratios:
Non-performing loans to total loans	0.4%	0.5%	0.6%
Non-performing assets to total assets	0.2	0.3	0.4
Allowance for credit losses to:
Total loans and leases	1.4	1.5	1.8
Non-performing loans and leases	360.7	327.3	287.7

Included in the loan and lease portfolio are loans for which DNB has ceased the accrual of interest. Loans of approximately $1.1 million, $1.1 million and $1.5 million were on a non-accrual basis at March 31, 2006, December 31, 2005, and March 31, 2005, respectively. DNB also had loans of approximately $91,000, $245,000 and $4,000 that were more than 90 days delinquent, but still accruing interest at March 31, 2006, December 31, 2005, and March 31, 2005, respectively. If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

	Three Months	Year Ended	Three Months
(Dollars in thousands)	Ended March 31, 2006	December 31, 2005	Ended March 31, 2005
Interest income which would have been
recorded under original terms	$ 22	$ 87	$ 28
Interest income recorded during the period	(1)	(8)	(8)
Net impact on interest income	$ 21	$ 79	$ $ 20

Information regarding impaired loans is presented as follows:

(Dollars in thousands)	March 31, 2006	December 31, 2005	March 31, 2005
Total recorded investment	$ 987	$ 916	$ 1,287
Average recorded investment	987	1,118	1,287
Specific allowance allocation	452	442	455

	Three Months	Year Ended	Three Months
(Dollars in thousands)	Ended March 31, 2006	December 31, 2005	Ended March 31, 2005
Total cash collected	$ 48	$ 564	$ 95
Interest income recorded	—	18	—

LIQUIDITY AND CAPITAL RESOURCES

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes. DNB’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding. As part of its liquidity management, DNB maintains assets that comprise its primary liquidity, which totaled $71.6 million at March 31, 2006. Primary liquidity includes investments, Federal funds sold, and interest-bearing cash balances, less pledged securities. DNB also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios. In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $135.0 million. Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

At March 31, 2006, DNB had $63.5 million in un-funded loan commitments. Management anticipates these commitments will be funded by means of normal cash flows. Certificates of deposit greater than $100,000 scheduled to mature in one year or less from March 31, 2006 totaled $16.5 million. Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in Federal funds sold or by pay-downs and maturities of loans and investments.

In March of 2005, DNB completed a private offering of $4 million Trust Preferred Securities, and in November 2005, DNB completed a private offering of 265,730 shares of its common stock to 53 accredited investors at a price of $21.00 per share, realizing total offering proceeds of $5.6 million. DNB invested the majority of the proceeds of each of these securities issuances into the Bank to increase the Bank’s capital levels and legal lending limit.

Management believes that the Corporation and the Bank have each met the definition of “well capitalized” for regulatory purposes on March 31, 2006. The Bank’s capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of the Corporation’s or the Bank’s overall financial condition or prospects. The Corporation’s capital exceeds the FRB’s minimum lever-age ratio requirements for bank holding companies (see additional discussion in Regulatory Matters - Footnote 17 to DNB’s consolidated financial statements).

Under federal banking laws and regulations, DNB and the Bank are required to maintain minimum capital as determined by certain regulatory ratios. Capital adequacy for regulatory purposes, and the capital category assigned to an institution by its regulators, may be determinative of an institution’s overall financial condition.

The following table summarizes data and ratios pertaining to the Corporation and the Bank's capital structure.

		For Capital			To Be Well Capitalized Under Prompt Corrective
	Actual	Adequacy Purposes			Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation

March 31, 2006:
Total risk-based capital	$44,253	13.72%	$25,801	8.00%	$32,251	10.00%
Tier 1 capital	40,217	12.47	12,901	4.00	19,351	6.00
Tier 1 (leverage) capital	40,217	8.40	19,152	4.00	23,940	5.00
December 31, 2005:
Total risk-based capital	$43,752	13.77%	$25,422	8.00%	$31,778	10.00%
Tier 1 capital	39,773	12.52	12,711	4.00	19,067	6.00
Tier 1 (leverage) capital	39,773	8.61	18,468	4.00	23,085	5.00

DNB First, N.A.

March 31, 2006:
Total risk-based capital	$44,173	13.72%	$25,765	8.00%	$32,207	10.00%
Tier 1 capital	40,143	12.46	12,883	4.00	19,324	6.00
Tier 1 (leverage) capital	40,143	8.39	19,147	4.00	23,919	5.00
December 31, 2005:
Total risk-based capital	$43,770	13.79%	$25,389	8.00%	$31,736	10.00%
Tier 1 capital	39,797	12.54	12,695	4.00	19,042	6.00
Tier 1 (leverage) capital	39,797	8.63	18,450	4.00	23,063	5.00

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes Modified Duration of Equity and Economic Value of Equity ("EVE") models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different if rates change. Results falling outside prescribed ranges require action by management. At March 31, 2006 and December 31, 2005, DNB's variance in the economic value of equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the table below. The change as a percentage of the present value of equity with a 200 basis point increase or decrease at March 31, 2006 and December 31, 2005, was within DNB's negative 25% guideline.

	March 31, 2006					December 31, 2005
Change in rates	Flat	-200bp		+200bp		Flat	-200bp		+200bp
EVE	$57,771	$52,110		$51,813		$60,579	$55,559		$54,967
Change		(5,661)		(5,958)			(5,020)		(5,612)
Change as a % of assets		(1.1%	)	(1.2%	)		(1.1%	)	(1.2%	)
Change as a % of PV equity		(9.8%	)	(10.3%	)		(8.3%	)	(9.3%	)

ITEM 4 - CONTROLS AND PROCEDURES

DNB’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2006, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that DNB’s current disclosure controls and procedures are effective and timely, providing them with material information relating to DNB and its subsidiaries required to be disclosed in the report DNB files under the Exchange Act.

Management of DNB is responsible for establishing and maintaining adequate internal control over financial reporting for DNB, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. There was no change in the DNB’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, DNB’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2005, filed with the Commission on March 23, 2006 (File No. 000-16667).

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The following table provides information on repurchases by DNB of its common stock in each month of the quarter ended March 31, 2006:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2006 - January 31, 2006	500	$19.75	500	144,570
February 1, 2006 - February 28, 2006	500	20.75	500	144,070
March 1, 2006 - March 31, 2006	2,000	22.25	2,000	142,070
Total	3,000	$21.58	3,000	142,070

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K.

Exhibit No.		Description of Exhibit and Filing Information
3	(i)	Amended and Restated Articles of Incorporation, as amended effective June 15, 2001, filed on August 14, 2001, as Item 6(a) to Form 10Q (No. 0-16667) and incorporated herein by reference.
	(ii)	By-laws of the Registrant as amended December 19, 2001, filed on March 24, 2002 at Item 3b to Form 10-K for the fiscal year ended December 31, 2001 (No. 0-16667) and incorporated herein by reference.
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

(l)
Agreement of Lease dated February 10, 2005 between Headwaters Associates, a Pennsylvania general partnership, as Lessor, and DNB First, National Association as Lessee for a portion of premises at 2 North Church Street, West Chester, Pennsylvania, filed March 10, 2005 as Item 10(l) to Form 10-K for the fiscal year ended December 31, 2004 (No. 0-16667) and incorporated herein by reference, as amended by Addendum to Agreement of Lease dated as of November 15, 2005, filed March 23, 2006 as Item 10(l) to Form 10-K for the fiscal year ended December 31, 2005 (No. 0-16667) and incorporated herein by reference.

(m)
Marketing Services Agreement between TSG, INC., a Pennsylvania business corporation (the "Service Provider") for which Eli Silberman, a Director of Registrant, is the President and owner dated March 14, 2006, filed herewith.

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

(q)
Agreement of Lease dated November 18, 2005 between Papermill Brandywine Company, LLC, a Pennsylvania limited liability company (“Papermill”), as Lessor, and DNB First, National Association as Lessee for the banks operations center and adjunct administrative office, filed March 23, 2006 as Item 10(q) to Form 10-K for the fiscal year ended December 31, 2005 (No. 0-16667) and incorporated herein by reference.

(r)
Form of First Amendments dated January 26, 2006 to Change of Control Agreements with William J. Hieb, the Company’s President and COO, and Thomas M. Miller, the Company’s First Executive Vice President and Chief Lending Officer, filed March 23, 2006 as Item 10(r) to Form 10-K for the fiscal year ended December 31, 2005 (No. 0-16667) and incorporated herein by reference.

(s)
Form of Nonqualified Stock Option Agreement for grants on and after December 22, 2005 under the Stock Option Plan, filed March 23, 2006 as Item 10(s) to Form 10-K for the fiscal year ended December 31, 2005 (No. 0-16667) and incorporated herein by reference.

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

DNB FINANCIAL CORPORATION

May 10, 2006	BY:	/s/ William S. Latoff
William S. Latoff, Chairman of the Board and Chief Executive Officer

May 10, 2006	BY:	/s/ Bruce E. Moroney
Bruce E. Moroney, Chief Financial Officer and Executive Vice President