Form 10-Q
period 2006-06-30
DNB FINANCIAL CORP /PA/
filed 2006-08-14
CIK 713671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: June 30, 2006
or

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 Par Value)	2,387,204
(Class)	(Shares Outstanding as of
August 14, 2006)

DNB FINANCIAL CORPORATION AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DNB Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition (Unaudited)

	June 30	December 31
(Dollars in thousands except share data)	2006	2005
Assets
Cash and due from banks	$9,836	$14,421
Federal funds sold	8,071	7,762
Cash and cash equivalents	17,907	22,183
AFS investment securities, at fair value	113,337	116,074
HTM investment securities (fair value of $18,957 and $26,214)	19,878	26,933
Other investment securities	3,660	3,367
Loans and leases	330,185	288,130
Allowance for credit losses	(4,321)	(4,420)
Net loans and leases	325,864	283,710
Office property and equipment	7,370	6,733
Accrued interest receivable	2,150	2,134
Bank owned life insurance	6,742	6,642
Net deferred taxes	2,948	2,326
Other assets	2,647	2,944
Total assets	$502,503	$473,046
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$54,465	$51,407
Interest-bearing deposits:
NOW	80,924	78,664
Money market	77,673	45,390
Savings	65,173	77,216
Time	84,288	86,950
Total deposits	362,523	339,627
FHLB advances	57,050	53,850
Repurchase agreements	40,098	36,050
Junior subordinated debentures	9,279	9,279
Other borrowings	695	701
Total borrowings	107,122	99,880
Accrued interest payable	929	939
Other liabilities	2,369	2,414
Total liabilities	472,943	442,860
Stockholders’ Equity
Preferred stock, $10.00 par value;
1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value;
10,000,000 shares authorized; 2,579,508 and 2,572,419 issued	2,579	2,572
Treasury stock, at cost; 198,053 and 201,865 shares, respectively	(4,174)	(4,253)
Surplus	34,901	34,802
Accumulated deficit	(862)	(1,196)
Accumulated other comprehensive loss, net	(2,884)	(1,739)
Total stockholders’ equity	29,560	30,186
Total liabilities and stockholders’ equity	$502,503	$473,046

See accompanying notes to consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands except share data)	2006	2005	2006	2005
Interest Income:
Interest and fees on loans	$5,421	$4,037	$10,246	$7,678
Interest and dividends on investment securities:
Taxable	1,190	1,339	2,383	2,574
Exempt from federal taxes	311	249	621	491
Tax-preferred DRD	—	12	—	57
Interest on cash and cash equivalents	96	78	239	122
Total interest income	7,018	5,715	13,489	10,922
Interest Expense:
Interest on NOW, money market and savings	1,149	560	2,048	980
Interest on time deposits	777	490	1,508	902
Interest on FHLB advances	690	831	1,416	1,663
Interest on repurchase agreements	399	192	741	298
Interest on junior subordinated debentures	170	153	346	235
Interest on other borrowings	37	29	62	59
Total interest expense	3,222	2,255	6,121	4,137
Net interest income	3,796	3,460	7,368	6,785
Provision for credit losses	—	30	—	45
Net interest income after provision for credit losses	3,796	3,430	7,368	6,740
Non-interest Income:
Service charges on deposits	432	311	835	601
Wealth management fees	209	154	380	401
Increase in cash surrender value of BOLI	51	64	100	114
Net gains (losses) on sales of available for sale securities	13	39	13	(660)
Other fees	194	192	386	360
Total non-interest income	899	760	1,714	816
Non-interest Expense:
Salaries and employee benefits	2,250	1,933	4,498	3,910
Furniture and equipment	329	304	669	603
Occupancy	290	230	592	460
Professional and consulting	367	320	636	575
Advertising and marketing	170	151	283	294
Printing and supplies	154	81	231	160
Other expenses	584	519	1,102	977
Total non-interest expense	4,144	3,538	8,011	6,979
Income before income taxes	551	652	1,071	577
Income tax expense (benefit)	65	15	121	(139)
Net Income	$486	$637	$950	$716
Earnings per share:
Basic	$0.20	$0.31	$0.40	$0.35
Diluted	$0.20	$0.30	$0.40	$0.34
Cash dividends per share	$0.13	$0.12	$0.26	$0.25
Weighted average common shares outstanding:
Basic	2,376,009	2,074,974	2,374,483	2,072,543
Diluted	2,394,345	2,112,468	2,391,854	2,109,005

See accompanying notes to consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Unaudited)

(Dollars in thousands)	Common Stock	Treasury Stock	Surplus	Retained Earnings (Accumulated deficit)	Accumulated Other Compre- hensive Loss	Total
Balance at January 1, 2005	$2,170	$(4,488)	$29,388	$(2,273)	$(59)	$24,738
Net income	—	—	—	2,148	—	2,148
Other comprehensive loss, net of tax:
Unrealized losses on investments	—	—	—	—	(935)	(935)
Unrealized actuarial losses - pension	—	—	—	—	(745)	(745)
Release of restricted stock	3	—	88	—	—	91
Common stock issued	266	—	5,259	—	—	5,525
Cash dividends	—	—	—	(1,064)	—	(1,064)
Issuance of stock dividends	122	—	(122)	—	—	—
Purchase of treasury shares	—	(5)	—	—	—	(5)
Issuance of treasury shares to 401(k) plan	—	240	9	—	—	249
Cash payment for fractional shares	—	—	—	(7)	—	(7)
Exercise of stock options	11	—	180	—	—	191
Balance at December 31, 2005	2,572	(4,253)	34,802	(1,196)	(1,739)	30,186
Net income	—	—	—	950	—	950
Other comprehensive loss, net of tax:
Unrealized losses on investments	—	—	—	—	(1,145)	(1,145)
Release of restricted stock	2	—	66	—	—	68
Cash dividends	—	—	—	(616)	—	(616)
Purchase of treasury shares	—	(107)	—	—	—	(107)
Issuance of treasury shares to 401(k) plan	—	186	(6)	—	—	180
Exercise of stock options	5	—	39	—	—	44
Balance at June 30, 2006	$2,579	$(4,174)	$34,901	$(862)	$(2,884)	$29,560

DNB Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2006	2005
Cash Flows From Operating Activities:
Net income	$950	$716
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, amortization and accretion	598	616
Restricted stock amortization	68	—
Provision for credit losses	—	45
Net (gain) loss on sale of securities	(13)	660
Increase in interest receivable	(16)	(100)
Decrease (increase) in other assets	297	(127)
Increase in investment in BOLI	(100)	(97)
(Decrease) increase in interest payable	(10)	21
Increase in deferred tax benefit	(33)	(19)
Decrease in other liabilities	(45)	(598)
Net Cash Provided By Operating Activities	1,696	1,117
Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Sales	—	86,310
Maturities, repayments and calls	6,765	12,073
Purchases	(5,856)	(94,636)
Activity in held-to-maturity securities:
Sales	—	1,000
Maturities, repayments and calls	7,034	2,798
Net (increase) decrease in other investments	(293)	458
Net increase in loans and leases	(42,154)	(28,733)
Purchase of bank property and equipment, net	(1,107)	(239)
Net Cash Used By Investing Activities	(35,611)	(20,969)
Cash Flows From Financing Activities:
Net increase in deposits	22,896	2,451
Increase (decrease) in FHLB advances	3,200	(1,500)
Increase in junior subordinated debentures	—	4,124
Proceeds from short term repurchase agreements	4,048	7,415
Decrease in lease obligations	(6)	(5)
Dividends paid	(616)	(513)
Proceeds from issuance of stock under stock option plan	44	160
Issuance of treasury stock, net	73	—
Net Cash Provided By Financing Activities	29,639	12,132
Net Change in Cash and Cash Equivalents	(4,276)	(7,720)
Cash and Cash Equivalents at Beginning of Period	22,183	24,121
Cash and Cash Equivalents at End of Period	$17,907	$16,401
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$6,131	$4,116
Income taxes	1	—
Supplemental Disclosure of Non-cash Flow Information:
Change in unrealized losses on AFS securities	$(1,734)	$549
Change in deferred taxes due to change in unrealized
losses on AFS securities	589	(192)

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, DNB First, National Association (the "Bank") have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior amounts not affecting net income are reclassified when necessary to conform with current period classifications. The results of operations for the six-month period ended June 30, 2006, are not necessarily indicative of the results, which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2005.

Stock-based compensation

Prior to January 1, 2006, SFAS Statement No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, permitted entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allowed entities to continue to apply the provisions of the Accounting Principles Board Opinion No. 25 (“APB Opinion No. 25”), Accounting for Stock Issued to Employees, and related interpretations and provide pro-forma net income and pro-forma earnings per share disclosures for employee stock option grants made in 1995 and subsequent years as if the fair-value-based method defined in SFAS 123 had been applied. DNB elected to apply the provisions of APB Opinion No. 25 and provide the pro-forma disclosure provisions of SFAS 123. As such, there was no compensation expense recorded prior to 2006. Additionally, all options were granted at the then current market price.

Effective January 1, 2006, DNB adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires DNB to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date. SFAS 123R supersedes SFAS 123 and APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires DNB to record compensation expense related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards. DNB had no unamortized stock option awards at December 31, 2005 as all stock options issued prior to December 31, 2005 were fully vested. Additionally, DNB did not issue any stock awards during the first or second quarters of 2006. As a result, there was no compensation expense recorded during the three-month or six-month periods ended June 30, 2006. DNB issued 43,575 stock option awards for the three and six month period ended June 30, 2005. The pro-forma disclosure of stock- based compensation expense related to 2005 is presented below:

	Three Months Ended	Six Months Ended
(Dollars in thousands, except per-share data)	June 30, 2005	June 30, 2005
Net income as reported	$637	$716
Add: Stock-based compensation recorded as expense, net of tax	—	—
Deduct: Total stock-based employee compensation expense, net of tax	255	255
Net income - pro-forma	$382	$461

Earnings per share:
Basic - as reported	$0.31	$0.35
Basic - pro-forma	$0.18	$0.22

Diluted - as reported	$0.30	$0.34
Diluted - pro-forma	$0.18	$0.22

For additional information on stock-based compensation, refer to Footnote 7 on page 10.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2: EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur from the conversion of common stock equivalents and is computed using the treasury stock method. The difference between basic and diluted EPS, for DNB, is attributable to stock options and restricted stock awards. Stock options and restricted stock awards for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. At June 30, 2006, there were 119,182 anti-dilutive stock options outstanding as well as 15,561 anti-dilutive stock awards. At June 30, 2005, there were no anti-dilutive stock options outstanding or stock awards. EPS, dividends per share, and weighted average shares outstanding have been adjusted to reflect the effect of the 2005 5% stock dividend. The dilutive effect of stock options on basic earnings per share is presented below.

	Three Months Ended			Six Months Ended
	June 30, 2006			June 30, 2006
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$486	2,376	$0.20	$950	2,374	$0.40
Effect of dilutive common stock equivalents - stock options	—	18	—	—	18	—
Diluted EPS
Income available to common stockholders after assumed conversions	$486	2,394	$0.20	$950	2,392	$0.40

	Three Months Ended			Six Months Ended
	June 30, 2005			June 30, 2005
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$637	2,075	$0.31	$716	2,073	$0.35
Effect of dilutive common stock equivalents - stock options	—	37	(.01)	—	36	(.01)
Diluted EPS
Income available to common stockholders after assumed conversions	$637	2,112	$0.30	$716	2,109	$0.34

NOTE 3: COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes all changes in stockholders' equity during the period, except those resulting from investments by owners and distributions to owners. Comprehensive income for all periods consisted of net income and other comprehensive income relating to the change in unrealized losses on investment securities available for sale. Comprehensive income (loss), net of tax, is disclosed in the following table.

	Three Months Ended	Three Months Ended
	June 30, 2006	June 30, 2005
(Dollars in thousands)	Net-of-Tax Amount	Net-of-Tax Amount
Net Income	$486	$637
Other Comprehensive Income:
Unrealized holding (losses) gains arising during the period	(983)	553
Reclassification for gains included in net income	(9)	(26)
Total Comprehensive Income	$(506)	$1,164

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005
(Dollars in thousands)	Net-of-Tax Amount	Net-of-Tax Amount
Net Income	$950	$716
Other Comprehensive Income:
Unrealized holding losses arising during the period	(1,136)	(79)
Reclassification for (gains) losses included in net income	(9)	436
Total Comprehensive (Loss) Income	$(195)	$1,073

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4: COMPOSITION OF LOAN AND LEASE PORTFOLIO

The following table sets forth information concerning the composition of total loans and leases outstanding, as of the dates indicated.

	June 30	December 31
(Dollars in thousands)	2006	2005
Commercial mortgage	$96,692	$88,921
Commercial term and lines of credit	97,290	83,156
Consumer	53,540	48,381
Residential mortgage	58,827	43,738
Commercial leases	23,836	23,934
Gross loans and leases	330,185	288,130
Less allowance for credit losses	(4,321)	(4,420)
Net loans and leases	$325,864	$283,710

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

NOTE 6: RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” - a replacement of APB Opinion No. 20 and FASB Statement No. 3 that requires retrospective application to prior periods financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. For DNB, this became effective on January 1, 2006 and did not have an impact on the company’s financial statements for the period ended June 30, 2006.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” This Statement amends FASB Statements No. 133 and No. 140. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement: a) permits fair value

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company has not yet determined whether this Statement will have a material impact on their consolidated financial statements upon adoption.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” - an amendment of Statement No. 140.  This Statement will modify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities.  The new Standard addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to lessen the efforts to obtain hedge-like (offset) accounting.  SFAS 156 becomes effective in fiscal years beginning after September 15, 2006.  The adoption of this Statement is not expected to have a material impact on the Corporation’s Consolidated Financial Statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” - an interpretation of FASB Statement No. 109 (FIN 48).  This interpretation of SFAS No. 109 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The interpretation is effective for fiscal years beginning after December 15, 2006.  The Corporation has reserves related to certain of its tax positions, which would be subject to analysis under FIN 48.  The Corporation has not yet determined the impact on its Consolidated Financial Statements, if any, that would result as a consequence of adopting this interpretation in 2007.

NOTE 7: STOCK-BASED COMPENSATION

Stock Option Plan

DNB has a Stock Option Plan for employees and directors. Under the plan, options (both qualified and non-qualified) to purchase a maximum of 583,554 shares of DNB’s common stock could be issued to employees and directors.

Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years. Vesting of options under the plan is determined by the Plan Committee. There were 90,187 and 82,406 shares available for grant at June 30, 2006 and December 31, 2005, respectively.

Prior to January 1, 2006, DNB applied APB Opinion No. 25 in accounting for its Stock Option Plan, and accordingly, no compensation cost has been recognized for its stock options in the financial statements. All stock options issued by DNB prior to January 1, 2006 vested immediately and the related expense was reported in the period issued as a pro-forma disclosure of stock-based compensation expense. Because all options issued prior to January 1, 2006 vested immediately, DNB had no unamortized stock option awards at December 31, 2005. Additionally, DNB did not issue any stock awards during the six-month period ended June 30, 2006. As a result, there was no compensation expense recorded during the period. DNB issued 43,575 stock option awards for the three and six-month period ended June 30, 2005. For periods where stock options have been issued, DNB utilizes a Black-Scholes option valuation model.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock option activity for the six-month period ended June 30, 2006 is indicated below.

	Number Outstanding	Weighted Average Exercise Price
Outstanding January 1, 2006	289,046	$20.96
Granted	-	-
Exercised	(4,884)	(8.98)
Expired	-	-
Forfeited	(7,781)	(23.93)
Outstanding June 30, 2006	276,381	$21.09

For the six-month period ended June 30, 2006, there were 4,884 shares of stock options exercised.  The total amount of proceeds received on these stock option exercises was $44,000.  The fair market value of the stock options on the date of exercise was $103,000 and the related tax benefit to DNB was $20,000.

The weighted-average price and weighted average remaining contractual life for the outstanding options are listed below for the dates indicated. All outstanding options are exercisable.

	June 30, 2006
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Remaining Contractual Life
$ 9.00-10.99	10,252	$10.17	4.00 years
11.00-13.99	17,394	12.61	3.36 years
14.00-19.99	122,117	19.12	7.36 years
20.00-23.99	40,780	23.26	2.91 years
24.00-26.76	85,838	25.89	8.68 years
Total	276,381	$21.09	6.74 years

Restricted Stock Awards

DNB maintains an Incentive Equity and Deferred Compensation Plan. The plan provides that up to 220,500 (as adjusted for subsequent stock dividends) shares of common stock may be granted, at the discretion of the Board, to individuals of the Company. DNB did not grant any shares of restricted stock during the six-month period ended June 30, 2006. Shares already granted are issuable on the earlier of three years after the date of the grant or a change in control of DNB if the recipients are then employed by DNB (“Vest Date”). Upon issuance of the shares, resale of the shares is restricted for an additional two years, during which the shares may not be sold, pledged or otherwise disposed of. Prior to the Vest Date and in the event the recipient terminates association with DNB for reasons other than death, disability or change in control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant.

Share awards granted by the plan were recorded at the date of award based on the market value of shares. Awards are being amortized to expense over the three-year cliff-vesting period. DNB records compensation expense equal to the value of the shares being amortized. For the three and six-month period ended June 30, 2006, $34,000 and $68,000 was amortized to expense. There were 17,514 stock awards granted in May 2005. At June 30, 2006, 204,939 shares were reserved for future grants under the plan.

The table below summarizes the activity for the six-month period ended June 30, 2006:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding - January 1, 2006	16,884	$26.26
Granted	-	-
Forfeited	(1,323)	(26.26)
Vested	-	-
Outstanding - June 30, 2006	15,561	$26.26

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

DNB earns revenues and generates cash flows by lending funds to commercial and consumer customers in its marketplace. DNB generates its largest source of interest income through its lending function. Another source of interest income is derived from DNB’s investment portfolio, which provides liquidity and cash flows for future lending needs.

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

Continued Progress in Balance Sheet Repositioning. DNB decreased its investment portfolio, grew its loan portfolio and increased deposits in a continuing effort to strengthen its balance sheet during the first six months in 2006. During this time, the investment portfolio decreased $9.5 million or by 6.5% and loans increased $42.1 million or by 14.6%. Commercial loans increased $21.9 million, while residential loans increased $15.1 million. In addition, DNB increased its deposit base by $22.9 million and added $4.0 million in customer repurchase agreements.

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

MATERIAL CHALLENGES, RISKS AND OPPORTUNITIES

The following is a summary of changes to material challenges, risks and opportunities DNB has faced during the six-month period ended June 30, 2006.

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

One measure of interest rate risk is net interest income simulation analysis. The ALCO utilizes simulation analysis, whereby the model estimates the variance in net interest income with a change in interest rates of plus or minus 300 basis points over a twelve-month period. Given today’s rising interest rate environment, our simulation model measures the effect that a 100 through 300 basis point increase in rates or the effect a 100 basis point decline would have on earnings. As of June 30, 2006, simulations indicate that net interest income would be within policy guidelines regardless of the direction of market rates.

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

Bank Secrecy Act/OFAC/Patriot Act Implementation. Management of the Bank had previously determined that its BSA compliance program needed to be improved to a level commensurate with BSA, OFAC and Patriot Act related risks to which the Bank is exposed. An action plan was developed to strengthen the Bank’s compliance with the goal of completing it by the end of the third quarter of 2006. The action plan includes assessing the Bank’s customer base for high-risk activity, and expanding and augmenting policies and procedures to establish protocols with respect to identification, evaluation and compliance responses to certain types of potentially high-risk individuals. Additionally, the Bank has strengthened training and now further involves its front-line personnel in this process. The Bank’s management has increased the frequency with which it reports BSA compliance program activity to its board of directors and intends to focus its board of directors more frequently and more thoroughly on BSA compliance program requirements, including the identification of high-risk customers and the processes the Bank uses to evaluate and monitor them. The Bank is now formalizing, structuring and documenting compliance in a more disciplined way, including more stringent policies and formal periodic review. The Bank is taking a more aggressive posture in identifying customers and transactions that are potentially subject to the filing of Suspicious Activity Reports (“SARs”) and in appropriate cases expects to file SARs. The Bank has and will continue to improve its management information systems to improve identification, evaluation and reporting of certain types of high risk or suspicious transactions and activities. The Bank will be augmenting its BSA compliance staff, and management intends to strengthen its day-to-day audit processes to more effectively validate and test the Bank’s BSA compliance program procedures and records. It is management’s goal that the planned improvements to the BSA compliance program will be completed in 2006 and will address the Bank’s BSA compliance needs, in order to establish the Bank as an institution that will not pose a target to those who would use the U.S. financial system to further criminal or terroristic ends.

Deposit Insurance Reform Act of 2005; Proposed FDIC Regulations. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires that the FDIC establish a risk-based deposit insurance premium assessment system. The Deposit Insurance Reform Act of 2005 (the “Reform Act”), enacted into law on February 8, 2006, continues this requirement, authorizing the FDIC to define risk broadly within the Reform Act’s parameters. The Reform Act defines a risk-based system as one based on an institution’s probability of incurring loss to the deposit insurance fund due to the composition and concentration of the institution’s assets and liabilities, the amount of loss given failure, and revenue needs of the Deposit Insurance Fund. It also grants the FDIC discretion to price deposit insurance according to risk for all insured institutions regardless of the level of the Deposit Insurance Fund’s reserve ratio. The Reform Act continues to allow the FDIC to establish separate risk-based assessment systems for large and small institutions, but it requires that no institution be barred from the benefits of the lowest-risk category solely because of size.

On May 9, 2006, the FDIC proposed for public comment three rules governing deposit insurance assessments, including a proposed rule that would allocate a one-time $4.7 billion assessment credit among insured institutions. The comment period has expired but final regulations have not yet been issued. According to the proposed rule, the FDIC has preliminarily calculated that the Bank will be entitled to a one-time credit of approximately $245,000, which would be applied to reduce the first deposit insurance premiums that are assessed against the Bank hereafter. This credit amount has limitations imposed by the FDIC for any one year. One limitation is the portion of a year's assessment to which the credit may be applied. For 2007, credits generally can offset 100% of an institution's assessment. For assessment periods beginning in fiscal years 2008, 2009, and 2010, the law provides that credits may not be applied to more than 90%. Another limitation is that no institution can apply its credit at a rate greater than the average assessment rate for all institutions over the same period. A third limitation is that, during any period the FDIC has established a plan to restore the reserve ratio of the Deposit Insurance Fund to the required range. The credit may only be applied to cover assessments of up to 3 basis points on the institution's assessment based. Finally, the credit may not be used against assessments applied against FICO obligations. Because the rules regarding the application of the credit and its limitations have not been finalized, the actual amount of the credit available to the Bank in any year cannot yet be determined.

On July 11, 2006, the FDIC also proposed for comment two additional rules governing deposit insurance assessments under the Federal Deposit Insurance Reform Act of 2005. One proposal would create a new system intended to more closely tie what each bank pays for deposit insurance to the relative risks they pose (the “Risk Based Assessment Proposal”). It also would adopt a new base schedule of rates that the FDIC could adjust up or down, depending upon the revenue needs of the new Deposit Insurance Fund. The second proposal would continue to set the designated reserve ratio for the Deposit Insurance Fund at 1.25 percent of estimated insured deposits, within the range of from 1.15 % to 1.50% that is mandated by the Reform Act.

Presently, an institution’s assessment rate has depended upon which of nine risk categories it is assigned to. The July 11, 2006 proposal would consolidate these into four new categories (I, II, III and IV). In addition, the FDIC proposes to adopt a new base schedule of rates. The actual rates that the FDIC may put into effect next year and in subsequent years could vary from the base schedule. Furthermore, The FDIC proposes that it continue to be allowed, as under the present system, to adjust rates uniformly up to a maximum of five basis points higher or lower than the base rates without the necessity of further notice-and-comment rulemaking, provided that any single adjustment from one quarter to the next could not move rates more than five basis points.

The proposed base schedule of rates is as follows:

	Risk Category
	I		II	III	IV
	Minimum	Maximum
Annual Rates (in basis points)	2	4	7	25	40

In Risk Category I, actual assessment rates for institutions that do not pay the minimum or maximum rate would vary between 2 basis points and 4 basis points of the amount of the institution’s insurable deposits. According to the FDIC, this risk category includes 95% of all insured institutions.

Within Risk Category I, the FDIC proposes one method of risk differentiation for small institutions (defined as institutions with less than $10 billion in assets), and another for large institutions (defined as institutions with $10 billion or more in assets). As an exception to this two-tier treatment, all new institutions established within the last seven years and falling in Risk Category I would be assessed at the maximum rate applicable to Risk Category I. The methods for large and small institutions would both employ the federal bank regulatory agencies’ “CAMELS” component risk ratings. However, each method would combine these measures with different sources of information. For small institutions within Risk Category I, the FDIC proposes to combine CAMELS component ratings with current financial ratios to determine an institution’s assessment rate. For large institutions within Risk Category I, the FDIC proposes to combine CAMELS component ratings with long-term debt issuer ratings, and, for some large institutions, financial ratios to assign institutions to initial assessment rate subcategories. These initial assignments, however, might be modified upon review of additional relevant information pertaining to an institution’s risk.

Pursuant to the Reform Act, the May 9 and July 11, 2006 proposals are to be finalized by November 5, 2006.

While the timing of new assessments is not certain and is dependent upon the Deposit Insurance Fund’s fluctuating reserve ratio, the FDIC has suggested that new premiums will be assessed against depository institutions beginning in 2007. The actual rates that may be assessed individual institutions in 2007 have not been determined and will not be determined by the FDIC until later in 2007. Due to the many uncertain factors that could affect the assessment rate the FDIC will apply to the Bank and the assessment credit, management believes that it is not yet possible to reliably estimate the assessment or assessment credit that would be applicable to the Bank in 2007.

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

In management's opinion, the most critical accounting policies and estimates impacting DNB's consolidated financial statements are listed below. These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. For a complete discussion of DNB's significant accounting policies, see the footnotes to the Consolidated Financial Statements for the fiscal year ended December 31, 2005, included in DNB's 10-K for the year ended December 31, 2005.

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

Management uses significant estimates to determine the allowance for credit losses. Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB’s control, management’s estimate of the amount necessary to absorb credit losses and actual credit losses could differ. DNB’s current judgment is that the valuation of the allowance for credit losses remains adequate at June 30, 2006. For a description of DNB’s accounting policies in connection with its allowance for credit losses, see, “Allowance for Credit Losses”, in Management’s Discussion and Analysis.

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

FINANCIAL CONDITION

DNB's total assets were $502.5 million at June 30, 2006 compared to $473.0 million at December 31, 2005. The growth in total assets was primarily attributable to strong loan growth offset by a decrease in investment securities as discussed below.

Investment Securities. Investment securities at June 30, 2006 were $136.9 million compared to $146.4 million at December 31, 2005. The decrease in investment securities was primarily due to $14.1 million in principal pay-downs and maturities offset by the purchase of $6.4 million in investment securities as well as a $1.7 million unfavorable mark-to-market adjustment relating to the AFS investment portfolio.

Gross Loans and Leases. Loans and leases were $330.2 million at June 30, 2006 compared to $288.1 million at December 31, 2005. DNB continued to grow its loan portfolio, which increased by $42.1 million or 14.6%. Commercial loans grew $21.9 million, residential real estate loans, primarily hybrid adjustable rate mortgages, grew $15.1 million, and consumer loans grew $5.2 million. This growth was slightly offset by a decrease in commercial leases. The increase in the commercial loans and residential mortgages continues to reflect DNB’s commitment to commercial and residential development in Chester and Delaware counties in Pennsylvania as well as northern Delaware.

Deposits. Deposits were $362.5 million at June 30, 2006 compared to $339.6 million at December 31, 2005. Deposits increased $22.9 million or 6.7% during the six-month period ended June 30, 2006. A significant portion of this increase was attributable to the opening of a new branch in West Chester, Pennsylvania during the fourth quarter of 2005. At June 30, 2006 the West Chester branch had over $28 million in deposits.

Borrowings. Borrowings were $107.1 million at June 30, 2006 compared to $99.9 million at December 31, 2005. The increase of $7.2 million, or 7.3% was primarily due to growth in repurchase agreements. The increase in repurchase agreements was the result of expanding DNB’s cash management services by focusing on commercial customers and providing them with the ability to sell excess funds to DNB through repurchase agreements. Repurchase agreements have helped to compliment DNB’s existing funding sources.

Stockholders’ Equity. Stockholders' equity was $29.6 million at June 30, 2006 compared to $30.2 million at December 31, 2005. The decrease in stockholders’ equity was primarily a result of cash dividends paid and an increase in accumulated other comprehensive loss due to deterioration in the AFS portfolio, offset by year-to-date earnings.

RESULTS OF OPERATIONS

SUMMARY

Net income for the three and six-month period ended June 30, 2006 was $486,000 and $950,000 compared to $637,000 and $716,000 for the same periods in 2005. Diluted earnings per share for the three and six-month period ended June 30, 2006 was $0.20 and $0.40 compared to $0.30 and $0.34 for the same periods in 2005. Earnings per share in 2005 have been adjusted to reflect the effect of the 5% stock dividend paid in December 2005. The decrease in net income for the latest three-month period compared to the same period in 2005 was primarily attributable to a $336,000 increase in net interest income, a $139,000 increase in non-interest income offset by a $606,000 increase in non-interest expense. The increase in net interest income was a result of growth in interest-earning assets offset by net interest margin compression. The net interest margin compression was a result of a rising interest rate environment, a flat yield curve, and intense competition in DNB’s marketplace. The increases in non-interest income and non-interest expense are discussed in detail below on page 20. The increase in net income for the latest six-month period compared to the same period in 2005 was primarily attributable to a $583,000 increase in net interest income, a $898,000 increase in non-interest income offset by a $1.0 million increase in non-interest expense. The increase in net interest income was a result of growth of interest-earning assets offset by net interest margin compression. The compression in DNB’s net interest margin was a result of a rising interest rate environment, which is discussed in more detail below. The increases in non-interest income and non-interest expense are discussed in detail below on page 20.

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

Net interest income for the three and six-month periods ended June 30, 2006 was $3.8 million and $7.4 million, compared to $3.5 million and $6.8 million for the same periods in 2005. Interest income for the three and six-month periods ended June 30, 2006 was $7.0 million and $13.5 million compared to $5.7 million and $10.9 million for the same periods in 2005. The increase in interest income was primarily attributable to an increase of interest on loans and leases, which was a result of strong growth in the loan and lease portfolio. The yield on interest-earning assets for the second quarter in 2006 was 6.0%, compared to 5.5% for the same period in 2005. Interest expense for the three and six-month periods ended June 30, 2006 was $3.2 million and $6.1 million compared to $2.3 million and $4.1 million for the same periods in 2005. The increase in interest expense was primarily attributable to deposit and repurchase agreement account growth as well as higher rates on interest-bearing liabilities. The costs of deposits increased to 2.15% for the second quarter in 2006, compared to 1.34% for the same period in 2005. The net interest margin for the three-month period ended June 30, 2006 was 3.29%, compared to 3.38% for the same period in 2005.

Interest on loans and leases was $5.4 million and $10.2 million for the three and six-month periods ended June 30, 2006, compared to $4.0 million and $7.7 million for the same periods in 2005. The average balance of loans and leases was $308.7 million with an average yield of 6.64% for the six-month period ended June 30, 2006 compared to an average balance of $242.9 million with an average yield of 6.36% for the same period in 2005. The increase in the average balance is the result of management’s increased efforts towards growing DNB’s loan and lease portfolio. DNB has added additional commercial loan officers and business bankers to aggressively originate loans. The increase in yield was primarily the result of a rising interest rate environment.

Interest and dividends on investment securities was $1.5 million and $3.0 million for the three and six-month periods ended June 30, 2006, compared to $1.6 million and $3.1 million for the same periods in 2005. The average balance on investment securities was $143.7 million with an average yield of 4.62% for the six-month period ended June 30, 2006 compared to $162.9 million with an average yield of 4.16% for the same period in 2005. The decrease in the average balance was part of DNB’s strategic plan to reduce the size of its investment portfolio. The increase in yield was primarily due to the investment portfolio restructuring which occurred during the first quarter of 2005, which is discussed in more detail on page 12 under “Investment Portfolio Restructure”.

Interest on deposits was $1.9 million and $3.6 million for the three and six-month periods ended June 30, 2006, compared to $1.1 million and $1.9 million for the same periods in 2005. The average balance on interest-bearing deposits was $352.1 million with an average rate of 2.04% for the six-month period ended June 30, 2006 compared to $311.5 million with an average rate of 1.22% for the same period in 2005. The increase in the average balance was primarily the result of year-over-year increased deposit relationships through aggressive marketing efforts. The increase in rate was primarily attributable to an increase in market rates resulting from a 200 basis point increase in the federal funds rate over the last twelve months in addition to intense competition for deposits in the Chester County marketplace.

Interest on borrowings was $1.3 million and $2.6 million for the three and six-month periods ended June 30, 2006, compared to $1.2 million and $2.3 million for the same periods in 2005. The average balance on borrowings was $101.2 million with an average rate of 5.11% for the six-month period ended June 30, 2006 compared to $97.9 million with an average rate of 4.65% for the same period in 2005. The increase in the average balance was attributable to growth in customer repurchase agreements and FHLB borrowings. The increase in rate was attributable to an increase in market rates resulting from a 200 basis point increase in the federal funds rate over the last twelve months.

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

DNB’s percentage of allowance for credit losses to total loans and leases was 1.31% at June 30, 2006 compared to 1.53% at December 31, 2005. Management believes that the allowance for credit losses was adequate and provided for known and inherent credit losses.

The following table summarizes the changes in the allowance for credit losses for the periods indicated.

(Dollars in thousands)	Six Months Ended June 30, 2006	Year Ended December 31, 2005	Six Months Ended June 30, 2005
Beginning balance	$4,420	$4,436	$4,436
Provisions	—	—	45
Charge-offs	(144)	(46)	(8)
Recoveries	45	30	11
Ending balance	$4,321	$4,420	$4,484

NON-INTEREST INCOME

Total non-interest income includes service charges on deposit products; fees received in connection with the sale of non-depository products and services, including fiduciary and investment advisory services offered through DNB Advisors; securities brokerage products and services and insurance brokerage products and services offered through DNB Financial Services; and other sources of income such as increases in the cash surrender value of bank owned life insurance ("BOLI"), net gains on sales of investment securities and other real estate owned ("OREO") properties. In addition, DNB receives fees for cash management, merchant services, debit cards, safe deposit box rentals, lockbox services and similar activities.

Non-interest income for the three and six-month periods ended June 30, 2006 was $899,000 and $1.7 million, compared to $760,000 and $816,000 for the same periods in 2005. The $139,000 increase for the three-month period was primarily attributable to an increase in service charges on deposits of $121,000. The $898,000 increase for the six-month period was primarily attributable to a $699,000 loss recognized on the sale of investment securities during 2005 in addition to a $234,000 increase for the six-month period ended June 30, 2006 related to service charges on deposits.

NON-INTEREST EXPENSE

Non-interest expense includes salaries & employee benefits, furniture & equipment, occupancy, professional & consulting fees as well as printing & supplies, marketing and other less significant expense items. Non-interest expense for the three and six-month periods ended June 30, 2006 was $4.1 million and $8.0 million compared to $3.5 million and $7.0 million for the same periods in 2005. The increases in both periods was primarily attributable to an increase in salaries and employee benefits, which is related to DNB’s substantial investment during 2005 in hiring experienced personnel in revenue producing lines of business. There were additional increases in occupancy costs as well as furniture and equipment expenses as a result of adding a new loan origination office in Newtown Square, Pennsylvania and a new retail branch in West Chester, Pennsylvania during 2005.

INCOME TAXES

Income tax expense (benefit) for the three and six-month periods ended June 30, 2006 was $65,000 and $121,000 compared to $15,000 and ($139,000) for the same periods in 2005. Income tax expense (benefit) for each period differs from the amount determined at the statutory rate of 34% due to tax-exempt income on loans and investment securities, DNB's ownership of BOLI policies, and tax credits recognized on a low-income housing limited partnership. An additional reason for the change in income tax expense (benefit) in 2006 as compared to comparable periods in 2005 is due to the fact that during the period ending June 30, 2005 DNB had reversed of a portion of a previously recorded valuation allowance for deferred tax assets and recognized related income tax benefits in the amounts of $73,000 and $102,000 for the three and six-month periods ended June 30, 2005, respectively, in connection with the sale of agency preferred securities.

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

Non-Performing Assets
(Dollars in thousands)	June 30, 2006	December 31, 2005	June 30, 2005
Loans and leases:
Non-accrual	$910	$1,105	$1,369
90 days past due and still accruing	96	245	5
Troubled debt restructurings	—	—	—
Total non-performing loans and leases	1,006	1,350	1,374
Other real estate owned	—	—	—
Total non-performing assets	$1,006	$1,350	$1,374

The following table sets forth DNB's asset quality and allowance coverage ratios at the dates indicated:

	June 30, 2006	December 31, 2005	June 30, 2005
Asset quality ratios:
Non-performing loans to total loans	0.3%	0.5%	0.5%
Non-performing assets to total assets	0.2	0.3	0.3
Allowance for credit losses to:
Total loans and leases	1.3	1.5	1.7
Non-performing loans and leases	429.8	327.3	326.3

Included in the loan and lease portfolio are loans for which DNB has ceased the accrual of interest. Loans of approximately $910,000, $1.1 million and $1.4 million were on a non-accrual basis at June 30, 2006, December 31, 2005, and June 30, 2005, respectively. DNB also had loans of approximately $96,000, $245,000 and $5,000 that were more than 90 days delinquent, but still accruing interest at June 30, 2006, December 31, 2005, and June 30, 2005, respectively. If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

(Dollars in thousands)	Six Months Ended June 30, 2006	Year Ended December 31, 2005	Six Months Ended June 30, 2005
Interest income which would have been
Recorded under original terms	$39	$87	$58
Interest income recorded during the period	(1)	(8)	(10)
Net impact on interest income	$38	$79	$48

Information regarding impaired loans is presented as follows:

(Dollars in thousands)	June 30, 2006	December 31, 2005	June 30, 2005
Total recorded investment	$869	$916	$1,159
Average recorded investment	928	1,118	1,223
Specific allowance allocation	411	442	458

(Dollars in thousands)	Six Months Ended June 30, 2006	Year Ended December 31, 2005	Three Months Ended June 30, 2005
Total cash collected	$166	$564	$266
Interest income recorded	—	18	6

LIQUIDITY AND CAPITAL RESOURCES

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes. DNB’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding. As part of its liquidity management, DNB maintains assets that comprise its primary liquidity, which totaled $58.9 million at June 30, 2006. Primary liquidity includes investments, Federal funds sold, and interest-bearing cash balances, less pledged securities. DNB also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios. In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $137.1 million. Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

At June 30, 2006, DNB had $67.0 million in un-funded loan commitments. Management anticipates these commitments will be funded by means of normal cash flows. Certificates of deposit greater than or equal to $100,000 scheduled to mature in one year or less from June 30, 2006 totaled $14.8 million. Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in Federal funds sold or by pay-downs and maturities of loans and investments.

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

Management believes that the Corporation and the Bank have each met the definition of “well capitalized” for regulatory purposes on June 30, 2006. The Bank’s capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of the Corporation’s or the Bank’s overall financial condition or prospects. The Corporation’s capital exceeds the FRB’s minimum lever-age ratio requirements for bank holding companies (see additional discussion in Regulatory Matters - Footnote 17 to DNB’s consolidated financial statements).

Under federal banking laws and regulations, DNB and the Bank are required to maintain minimum capital as determined by certain regulatory ratios. Capital adequacy for regulatory purposes, and the capital category assigned to an institution by its regulators, may be determinative of an institution’s overall financial condition.

The following table summarizes data and ratios pertaining to the Corporation and the Bank's capital structure.

			For Capital		To Be Well Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation

June 30, 2006:
Total risk-based capital	$44,508	13.28%	$26,815	8.00%	$33,519	10.00%
Tier 1 capital	40,316	12.03	13,407	4.00	20,111	6.00
Tier 1 (leverage) capital	40,316	8.17	19,736	4.00	24,670	5.00
December 31, 2005:
Total risk-based capital	$43,752	13.77%	$25,422	8.00%	$31,778	10.00%
Tier 1 capital	39,773	12.52	12,711	4.00	19,067	6.00
Tier 1 (leverage) capital	39,773	8.61	18,468	4.00	23,085	5.00

DNB First, N.A.

June 30, 2006:
Total risk-based capital	$44,694	13.34%	$26,813	8.00%	$33,516	10.00%
Tier 1 capital	40,502	12.08	13,406	4.00	20,110	6.00
Tier 1 (leverage) capital	40,502	8.22	19,718	4.00	24,647	5.00
December 31, 2005:
Total risk-based capital	$43,770	13.79%	$25,389	8.00%	$31,736	10.00%
Tier 1 capital	39,797	12.54	12,695	4.00	19,042	6.00
Tier 1 (leverage) capital	39,797	8.63	18,450	4.00	23,063	5.00

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes Modified Duration of Equity and Economic Value of Equity ("EVE") models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different if rates change. Results falling outside prescribed ranges require action by management. At June 30, 2006 and December 31, 2005, DNB's variance in the economic value of equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the table below. The change as a percentage of the present value of equity with a 200 basis point increase or decrease at June 30, 2006 and December 31, 2005, was within DNB's negative 25% guideline.

	June 30, 2006					December 31, 2005
Change in rates	Flat	-200bp		+200bp		Flat	-200bp		+200bp
EVE	$51,210	$47,208		$43,130		$60,579	$55,559		$54,967
Change		(4,002)		(8,080)			(5,020)		(5,612)
Change as a % of assets		(0.8%	)	(1.6%	)		(1.1%	)	(1.2%	)
Change as a % of PV equity		(7.8%	)	(15.8%	)		(8.3%	)	(9.3%	)

ITEM 4 - CONTROLS AND PROCEDURES

DNB’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2006, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that DNB’s current disclosure controls and procedures are effective and timely, providing them with material information relating to DNB and its subsidiaries required to be disclosed in the report DNB files under the Exchange Act.

Management of DNB is responsible for establishing and maintaining adequate internal control over financial reporting for DNB, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. There was no change in the DNB’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, DNB’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2005, filed with the Commission on March 23, 2006 (File No. 000-16667).

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The following table provides information on repurchases by DNB of its common stock in each month of the quarter ended June 30, 2006:
Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2006 - April 30, 2006	1,000	$21.30	1,000	141,070
May 1, 2006 - May 31, 2006	1,000	21.40	1,000	140,070
June 1, 2006 - June 30, 2006	—	—	—	—
Total	2,000	$21.35	2,000	140,070

(a)
On July 25, 2001, DNB authorized the buyback of up to 183,750 shares of its common stock over an indefinite period. On August 27, 2004, DNB increased the buyback from 183,750 to 358,313 shares of its common stock over an indefinite period. This number has been adjusted to reflect the 5% stock dividend issued in December 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Corporation's Annual Meeting held April 27, 2006, the stockholders voted as follows:

A.	Election of Class "B" Directors:

	For	Withheld
Thomas A. Fillippo, Sr.	1,616,210	73,647
James J. Koegel	1,620,866	68,991
Eli Silberman	1,615,994	73,863

B.	The motion to ratify the appointment of KPMG LLP as the independent auditors for the fiscal year ending December 31, 2006:

For	Against	Abstain
1,647,202	40,459	2,196

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K.

The exhibits listed on the Index to Exhibits on pages 28 - 30 of this report are incorporated by reference or filed or furnished herewith in response to this Item.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNB FINANCIAL CORPORATION

August 14, 2006	BY:	/s/ William S. Latoff
William S. Latoff, Chairman of the Board and Chief Executive Officer

August 14, 2006	BY:	/s/ Bruce E. Moroney
Bruce E. Moroney, Chief Financial Officer and Executive Vice President

Index to Exhibits

Exhibit No.  Description of Exhibit and Filing Information

3	(i)	Amended and Restated Articles of Incorporation, as amended effective June 15, 2001, filed on August 14, 2001, as Item 6(a) to Form 10Q (No. 0-16667) and incorporated herein by reference.
	(ii)	By-laws of the Registrant as amended December 19, 2001, filed on March 24, 2002 at Item 3b to Form 10-K for the fiscal year ended December 31, 2001 (No. 0-16667) and incorporated herein by reference.
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

(l)
Agreement of Lease dated February 10, 2005 between Headwaters Associates, a Pennsylvania general partnership, as Lessor, and DNB First, National Association as Lessee for a portion of premises at 2 North Church Street, West Chester, Pennsylvania, filed March 10, 2005 as Item 10(l) to Form 10-K for the fiscal year ended December 31, 2004 (No. 0-16667) and incorporated herein by reference, as amended by Addendum to Agreement of Lease dated as of November 15, 2005, filed March 23, 2006 as Item 10(l) to Form 10-K for the fiscal year ended December 31, 2005 (No. 0-16667) and incorporated herein by reference, and as further amended by Second Addendum to Agreement of Lease dated as of May 25, 2006, filed herewith.

(m)
Marketing Services Agreement between TSG, INC., a Pennsylvania business corporation (the "Service Provider") for which Eli Silberman, a Director of Registrant, is the President and owner dated March 14, 2006, filed May 10, 2006 as Item 10(m) to Form 10-Q for the fiscal quarter ended March 31, 2006 (No. 0-16667) and incorporated herein by reference.

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