Form 10-Q
period 2006-09-30
DNB FINANCIAL CORP /PA/
filed 2006-11-14
CIK 713671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: September 30, 2006
or

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 Par Value) (Class)	2,392,285 (Shares Outstanding as of November 14, 2006)

DNB FINANCIAL CORPORATION AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DNB Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition (Unaudited)

	September 30	December 31
(Dollars in thousands except share data)	2006	2005
Assets
Cash and due from banks	$12,484	$14,421
Federal funds sold	6,913	7,762
Cash and cash equivalents	19,397	22,183
AFS investment securities, at fair value (amortized cost of $113,660 and $117,580)	112,130	116,074
HTM investment securities (fair value of $18,720 and $26,214)	19,383	26,933
Other investment securities	3,402	3,367
Total investment securities	134,915	146,374
Loans and leases	334,784	288,130
Allowance for credit losses	(4,287)	(4,420)
Net loans and leases	330,497	283,710
Office property and equipment	7,296	6,733
Accrued interest receivable	2,547	2,134
Bank owned life insurance	6,830	6,642
Net deferred taxes	2,390	2,326
Other assets	2,877	2,944
Total assets	$506,749	$473,046
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$52,434	$51,407
Interest-bearing deposits:
NOW	80,515	78,664
Money market	67,431	45,390
Savings	57,884	77,216
Time	111,664	86,950
Total deposits	369,928	339,627
FHLB advances	49,550	53,850
Repurchase agreements	42,864	36,050
Junior subordinated debentures	9,279	9,279
Other borrowings	692	701
Total borrowings	102,385	99,880
Accrued interest payable	922	939
Other liabilities	2,596	2,414
Total liabilities	475,831	442,860
Stockholders’ Equity
Preferred stock, $10.00 par value;
1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value;
10,000,000 shares authorized; 2,582,379 and 2,572,419 issued	2,582	2,572
Treasury stock, at cost; 194,960 and 201,865 shares, respectively	(4,109)	(4,253)
Surplus	34,954	34,802
Accumulated deficit	(754)	(1,196)
Accumulated other comprehensive loss, net	(1,755)	(1,739)
Total stockholders’ equity	30,918	30,186
Total liabilities and stockholders’ equity	$506,749	$473,046

See accompanying notes to consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands except share data)	2006	2005	2006	2005
Interest Income:
Interest and fees on loans	$5,765	$4,540	$16,011	$12,218
Interest and dividends on investment securities:
Taxable	1,161	1,283	3,544	3,857
Exempt from federal taxes	311	302	932	793
Tax-preferred DRD	—	—	—	57
Interest on cash and cash equivalents	71	55	309	177
Total interest income	7,308	6,180	20,796	17,102
Interest Expense:
Interest on NOW, money market and savings	1,171	716	3,219	1,695
Interest on time deposits	983	549	2,491	1,451
Interest on FHLB advances	796	815	2,211	2,479
Interest on repurchase agreements	390	227	1,131	525
Interest on junior subordinated debentures	177	154	523	388
Interest on other borrowings	40	26	102	85
Total interest expense	3,557	2,487	9,677	6,623
Net interest income	3,751	3,693	11,119	10,479
Provision for credit losses	—	75	—	120
Net interest income after provision for credit losses	3,751	3,618	11,119	10,359
Non-interest Income:
Service charges on deposits	418	365	1,253	966
Wealth management fees	174	159	553	559
Increase in cash surrender value of BOLI	87	47	188	161
Net (losses) gains on sales of available for sale securities	—	(2)	13	(662)
Other fees	192	192	578	552
Total non-interest income	871	761	2,585	1,576
Non-interest Expense:
Salaries and employee benefits	2,345	2,125	6,843	6,035
Furniture and equipment	341	320	1,010	923
Occupancy	335	241	927	701
Professional and consulting	447	310	1,082	885
Advertising and marketing	82	76	365	371
Printing and supplies	75	68	306	228
Other expenses	562	538	1,665	1,514
Total non-interest expense	4,187	3,678	12,198	10,657
Income before income taxes	435	701	1,506	1,278
Income tax expense (benefit)	18	114	139	(25)
Net Income	$417	$587	$1,367	$1,303
Earnings per share:
Basic	$0.18	$0.28	$0.57	$0.63
Diluted	$0.17	$0.28	$0.57	$0.62
Cash dividends per share	$0.13	$0.12	$0.39	$0.37
Weighted average common shares outstanding:
Basic	2,385,292	2,080,690	2,378,125	2,075,289
Diluted	2,401,773	2,101,438	2,395,197	2,106,455

See accompanying notes to consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Unaudited)

(Dollars in thousands)	Common Stock	Treasury Stock	Surplus	Retained Earnings (Accumulated deficit)	Accumulated Other Compre- hensive Loss	Total
Balance at January 1, 2005	$2,170	$(4,488)	$29,388	$(2,273)	$(59)	$24,738
Net income	—	—	—	2,148	—	2,148
Other comprehensive loss, net of tax:
Unrealized losses on investments	—	—	—	—	(935)	(935)
Unrealized actuarial losses - pension	—	—	—	—	(745)	(745)
Release of restricted stock	3	—	88	—	—	91
Common stock issued	266	—	5,259	—	—	5,525
Cash dividends	—	—	—	(1,064)	—	(1,064)
Issuance of stock dividends	122	—	(122)	—	—	—
Purchase of treasury shares	—	(5)	—	—	—	(5)
Issuance of treasury shares to 401(k) plan	—	240	9	—	—	249
Cash payment for fractional shares	—	—	—	(7)	—	(7)
Exercise of stock options	11	—	180	—	—	191
Balance at December 31, 2005	2,572	(4,253)	34,802	(1,196)	(1,739)	30,186
Net income	—	—	—	1,367	—	1,367
Other comprehensive loss, net of tax:
Unrealized losses on investments	—	—	—	—	(16)	(16)
Release of restricted stock	3	—	98	—	—	101
Cash dividends	—	—	—	(925)	—	(925)
Purchase of treasury shares	—	(128)	—	—	—	(128)
Issuance of treasury shares to 401(k) plan	—	272	(7)	—	—	265
Exercise of stock options	7	—	61	—	—	68
Balance at September 30, 2006	$2,582	$(4,109)	$34,954	$(754)	$(1,755)	$30,918

See accompanying notes to consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2006	2005
Cash Flows From Operating Activities:
Net income	$1,367	$1,303
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, amortization and accretion	889	933
Restricted stock amortization	101	-
Provision for credit losses	-	120
Net (gain) loss on sale of securities	(13)	662
Increase in interest receivable	(413)	(349)
Decrease (increase) in other assets	67	(494)
Increase in investment in BOLI	(188)	(144)
Decrease in interest payable	(17)	(102)
Increase in deferred tax benefit	(56)	(41)
Increase (decrease) in other liabilities	182	(14)
Net Cash Provided By Operating Activities	1,919	1,874
Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Sales	-	95,780
Maturities, repayments and calls	9,652	17,399
Purchases	(5,856)	(103,847)
Activity in held-to-maturity securities:
Maturities, repayments and calls	7,512	5,078
Net (increase) decrease in other investments	(35)	439
Net increase in loans and leases	(46,787)	(43,995)
Purchase of bank property and equipment, net	(1,277)	(495)
Net Cash Used By Investing Activities	(36,791)	(29,641)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	30,301	(1,094)
Decrease in FHLB advances	(4,300)	(3,500)
Increase in junior subordinated debentures	-	4,124
Increase in short term repurchase agreements	6,814	16,064
Decrease in lease obligations	(9)	(7)
Dividends paid	(925)	(771)
Proceeds from issuance of stock under stock option plan	68	160
Issuance of treasury stock, net	137	139
Net Cash Provided By Financing Activities	32,086	15,115
Net Change in Cash and Cash Equivalents	(2,786)	(12,652)
Cash and Cash Equivalents at Beginning of Period	22,183	24,121
Cash and Cash Equivalents at End of Period	$19,397	$11,469
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$9,694	$6,725
Income taxes	1	101
Supplemental Disclosure of Non-cash Flow Information:
Change in unrealized losses on AFS securities	$(24)	$(171)
Change in deferred taxes due to change in unrealized
losses on AFS securities	8	54

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, DNB First, National Association (the "Bank") have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior amounts not affecting net income are reclassified when necessary to conform with current period classifications. The results of operations for the nine-month period ended September 30, 2006, are not necessarily indicative of the results, which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2005. Included among such items was the reclassification of certain investments from held-to-maturity securities to other investment securities.

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

Effective January 1, 2006, DNB adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires DNB to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date. SFAS 123R supersedes SFAS 123 and APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires DNB to record compensation expense related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards. DNB had no unamortized stock option awards at December 31, 2005 as all stock options issued prior to December 31, 2005 were fully vested. Additionally, DNB did not issue any stock awards during the nine-month period ended September 30, 2006. As a result, there was no compensation expense recorded during the three-month or nine-month periods ended September 30, 2006. DNB issued 5,250 and 48,825 stock option awards for the three and nine-month periods ended September 30, 2005. The pro-forma disclosure of stock- based compensation expense related to 2005 is presented below:

	Three Months Ended	Nine Months Ended
(Dollars in thousands, except per-share data)	September 30, 2005	September 30, 2005
Net income as reported	$587	$1,303
Add: Stock-based compensation recorded as expense, net of tax	—	—
Deduct: Total stock-based employee compensation expense, net of tax	27	282
Net income - pro-forma	$560	$1,021

Earnings per share:
Basic - as reported	$0.28	$0.63
Basic - pro-forma	$0.27	$0.48

Diluted - as reported	$0.28	$0.62
Diluted - pro-forma	$0.27	$0.48

For additional information on stock-based compensation, refer to Footnote 7 on page 11.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2: EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur from the conversion of common stock equivalents and is computed using the treasury stock method. The difference between basic and diluted EPS, for DNB, is attributable to stock options and restricted stock awards. Stock options and restricted stock awards for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. At September 30, 2006, there were 119,182 anti-dilutive stock options outstanding as well as 15,089 anti-dilutive stock awards. At September 30, 2005, there were 120,000 anti-dilutive stock options outstanding as well as 17,000 anti-dilutive stock awards. EPS, dividends per share, and weighted average shares outstanding have been adjusted to reflect the effect of the 5% stock dividend in 2005. The dilutive effect of stock options on basic earnings per share is presented below.

	Three Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2006
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$ 417	2,385	$0.18	$ 1,367	2,378	$0.57
Effect of dilutive common stock equivalents - stock options	—	17	(.01)	—	17	—
Diluted EPS
Income available to common stockholders after assumed conversions	$ 417	2,402	$0.17	$ 1,367	2,395	$0.57

	Three Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2005
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$ 587	2,081	$0.28	$ 1,303	2,075	$0.63
Effect of dilutive common stock equivalents - stock options	—	20	—	—	31	(.01)
Diluted EPS
Income available to common stockholders after assumed conversions	$ 587	2,101	$0.28	$ 1,303	2,106	$0.62

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
	Three Months Ended	Three Months Ended
	September 30, 2006	September 30, 2005
(Dollars in thousands)	Net-of-Tax Amount	Net-of-Tax Amount
Net Income	$417	$587
Other Comprehensive Income:
Unrealized holding gains (losses) arising during the period	1,129	(476)
Reclassification for losses included in net income	—	1
Total Comprehensive Income	$1,546	$112

	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005
(Dollars in thousands)	Net-of-Tax Amount	Net-of-Tax Amount
Net Income	$1,367	$1,303
Other Comprehensive Income:
Unrealized holding losses arising during the period	(7)	(555)
Reclassification for (gains) losses included in net income	(9)	437
Total Comprehensive Income	$1,351	$1,185

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4: COMPOSITION OF LOAN AND LEASE PORTFOLIO

The following table sets forth information concerning the composition of total loans and leases outstanding, as of the dates indicated.

	September 30,	December 31,
(Dollars in thousands)	2006	2005
Commercial mortgage	$94,455	$88,921
Commercial term and lines of credit	103,357	83,156
Consumer	56,120	48,381
Residential mortgage	56,786	43,738
Commercial leases	24,066	23,934
Gross loans and leases	334,784	288,130
Allowance for credit losses	(4,287)	(4,420)
Net loans and leases	$330,497	$283,710

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The statement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The statement also establishes a framework for measuring fair value by creating a three-level fair value hierarchy that ranks the quality and reliability of information used to determine fair value, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. The statement is effective for the Bank on January 1, 2008. The Corporation does not expect the adoption of this statement to have a material impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan” (“SFAS 158”). SFAS 158 requires an employer to recognize on their balance sheet the funded status of its defined pension plans and other post-retirement plans as of December 31, 2006. An under-funded position would create a liability and an over-funded position would create an asset, with a correlating deferred tax asset or liability. The net impact would be an adjustment to equity as accumulated other comprehensive income (loss.) Employers must also recognize as a component of other comprehensive income (loss), net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period. The Corporation has not completed its assessment of SFAS 158 but anticipates recording a reduction to Shareholders’ Equity in Net Other Comprehensive Loss during the fourth quarter of 2006.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). This guidance was issued to resolve diversity in current practice among registrants. The bulletin establishes that registrants must quantify the impact of correcting all misstatements on the financial statements by using both the rollover and iron curtain approaches to evaluate the errors. The rollover approach quantifies the misstatement based on the amount of the error originating in the current year income statement and the iron curtain approach quantifies a misstatement based on the amount of the error existing in the balance sheet at the end of the fiscal year. The bulletin contains guidance on correcting errors under the dual approach and transition guidance. SAB 108 is effective for the Company’s December 31, 2006 annual financial statements. The Corporation does not expect the adoption of SAB 108 to have a material impact on its financial position or results of operations.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7: STOCK-BASED COMPENSATION

Stock Option Plan

DNB has a Stock Option Plan for employees and directors. Under the plan, options (both qualified and non-qualified) to purchase a maximum of 583,554 shares of DNB’s common stock could be issued to employees and directors.

Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years. Vesting of options under the plan is determined by the Plan Committee. There were 90,187 and 82,406 options available for grant at September 30, 2006 and December 31, 2005, respectively.

Prior to January 1, 2006, DNB applied APB Opinion No. 25 in accounting for its Stock Option Plan, and accordingly, no compensation cost has been recognized for its stock options in the financial statements. All stock options issued by DNB prior to January 1, 2006 vested immediately and the related expense was reported in the period issued as a pro-forma disclosure of stock-based compensation expense. Because all options issued prior to January 1, 2006 vested immediately, DNB had no unamortized stock option awards at December 31, 2005. Additionally, DNB did not issue any stock awards during the nine-month period ended September 30, 2006. As a result, there was no compensation expense recorded during the period. DNB issued 5,250 and 48,825 stock option awards for the three and nine-month periods ended September 30, 2005. For periods where stock options have been issued, DNB utilizes a Black-Scholes option valuation model.

Stock option activity for the nine-month period ended September 30, 2006 is indicated below.

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2006	289,046	$20.96
Granted	-	-
Exercised	(6,671)	(10.07)
Expired	-	-
Forfeited	(7,781)	(23.93)
Outstanding September 30, 2006	274,594	$21.14

For the nine-month period ended September 30, 2006, there were 6,671 stock options exercised. The total amount of proceeds received on these stock option exercises was $68,000. The fair market value of the stock options on the date of exercise was $141,000 and the related tax benefit to DNB was $25,000.

The weighted-average price and weighted average remaining contractual life for the outstanding options are listed below for the dates indicated. The aggregate intrinsic value of outstanding options is $546,000 as of September 30, 2006. All outstanding options are exercisable.

	September 30, 2006
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Remaining Contractual Life
$ 8.44-10.99	10,252	$10.17	3.75 years
11.00-13.99	15,607	12.56	3.38 years
14.00-19.99	122,117	19.12	7.11 years
20.00-23.99	40,780	23.26	2.66 years
24.00-26.76	85,838	25.89	8.43 years
Total	274,594	$21.14	6.52 years

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock Awards

DNB maintains an Incentive Equity and Deferred Compensation Plan. The plan provides that up to 220,500 (as adjusted for subsequent stock dividends) shares of common stock may be granted, at the discretion of the Board, to individuals of the Company. DNB did not grant any shares of restricted stock during the nine-month period ended September 30, 2006. Shares already granted are issuable on the earlier of three years after the date of the grant or a change in control of DNB if the recipients are then employed by DNB (“Vest Date”). Upon issuance of the shares, resale of the shares is restricted for an additional two years, during which the shares may not be sold, pledged or otherwise disposed of. Prior to the Vest Date and in the event the recipient terminates association with DNB for reasons other than death, disability or change in control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant.

Share awards granted by the plan were recorded at the date of award based on the market value of shares. Awards are being amortized to expense over the three-year cliff-vesting period. DNB records compensation expense equal to the value of the shares being amortized. For the three and nine-month periods ended September 30, 2006, $33,000 and $101,000 was amortized to expense. As of September 30, 2006 the $218,000 unrecognized compensation expense related to restricted stock awards and the expense is expected to be recognized over 1.67 years. There were 17,514 stock awards granted in May 2005. At September 30, 2006, 205,412 shares were reserved for future grants under the plan.

The table below summarizes the activity for the nine-month period ended September 30, 2006:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding - January 1, 2006	16,884	$26.26
Granted	-	-
Forfeited	(1,796)	(26.26)
Vested	-	-
Outstanding - September 30, 2006	15,088	$26.26

NOTE 8: SUBSEQUENT EVENTS

As discussed in the Company’s S-8 filed on October 25, 2006, the Company established, the Deferred Compensation Plan for Directors of DNB Financial Corporation adopted effective October 1, 2006 (the “Directors Plan”) and the DNB Financial Corporation Deferred Compensation Plan adopted effective October 1, 2006 (the “Officers Plan”) (individually, a “Plan” and collectively, “Plans”).

The Directors Plan permits a non-employee director of DNB or any of its direct or indirect subsidiaries to defer all or a portion of the compensation payable to the director for his or her services as a member of the board of DNB or a subsidiary and committees thereof. The Officers Plan permits an eligible officer to elect to defer up to fifty percent (50%) of the regular salary otherwise payable to the eligible officer and all or a portion of any annual or other periodic bonus otherwise payable to the eligible officer. Upon receiving a director’s or officer’s qualifying election to defer compensation, DNB will allocate to a deferred compensation account for the participant that number of shares of DNB common stock having a fair market value, on the last day of the month in which such compensation would have been paid in absence of the deferral election, equal to 110% of the amount of compensation the participant has elected to defer.

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

Continued Progress in Balance Sheet Repositioning. DNB decreased its investment portfolio, grew its loan portfolio and increased deposits in a continuing effort to strengthen its balance sheet during the first nine months in 2006. During this time, the investment portfolio decreased $11.5 million or by 8.0% and loans increased $46.7 million or by 16.2%. Commercial loans increased $25.7 million, residential loans increased $13.1 million, and consumer loans increases $7.7 million. In addition, DNB increased its deposit base by $30.3 million and added $6.8 million in customer repurchase agreements.

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

Management’s strategies are designed to direct DNB’s tactical investment decisions and support financial objectives. DNB’s most significant revenue source continues to be net interest income, defined as total interest income less interest expense, which through the nine months ended September 30, 2006 accounted for approximately 81% of total revenue. To produce net interest income and consistent earnings growth over the long-term, DNB must generate loan and deposit growth at acceptable economic spreads within its market area. To generate and grow loans and deposits, DNB must focus on a number of areas including, but not limited to, the economy, branch expansion, sales practices, customer satisfaction and retention, competition, customer behavior, technology, product innovation and credit performance of its customers.

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

MATERIAL CHALLENGES, RISKS AND OPPORTUNITIES

The following is a summary of changes to material challenges, risks and opportunities DNB has faced during the nine-month period ended September 30, 2006.

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

One measure of interest rate risk is net interest income simulation analysis. The ALCO utilizes simulation analysis, whereby the model estimates the variance in net interest income with a change in interest rates of plus or minus 300 basis points over a twelve-month period. Given today’s rising interest rate environment, our simulation model measures the effect that a 100 through 300 basis point increase in rates or the effect a 100 basis point decline would have on earnings. As of September 30, 2006, simulations indicate that net interest income would be within policy guidelines regardless of the direction of market rates.

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

Bank Secrecy Act/OFAC/Patriot Act Implementation. Management of the Bank had previously determined that its BSA compliance program needed to be improved to a level commensurate with BSA, OFAC and Patriot Act related risks to which the Bank is exposed. An action plan was developed to strengthen the Bank’s compliance with the goal of completing it by the end of the third quarter of 2006. The action plan includes assessing the Bank’s customer base for high-risk activity, and expanding and augmenting policies and procedures to establish protocols with respect to identification, evaluation and compliance responses to certain types of potentially high-risk individuals. Additionally, the Bank has strengthened training and now further involves its front-line personnel in this process. The Bank’s management has increased the frequency with which it reports BSA compliance program activity to its board of directors and continues to focus its board of directors more frequently and more thoroughly on BSA compliance program requirements, including the identification of high-risk customers and the processes the Bank uses to evaluate and monitor them. The Bank has and will continue to formalize, structure and document compliance in a more disciplined way, including more stringent policies and formal periodic review. The Bank has taken a more aggressive posture in identifying customers and transactions that are potentially subject to the filing of Suspicious Activity Reports (“SARs”) and in appropriate cases expects to file SARs. The Bank has and will continue to improve its management information systems to improve identification, evaluation and reporting of certain types of high risk or suspicious transactions and activities. The Bank will be augmenting its BSA compliance staff. Management has and will continue to strengthen its day-to-day audit processes to more effectively validate and test the Bank’s BSA compliance program procedures and records. It is management’s goal that the planned improvements to the BSA compliance program will be completed in 2006 and will address the Bank’s BSA compliance needs, in order to establish the Bank as an institution that will not pose a target to those who would use the U.S. financial system to further criminal or terroristic ends.

Deposit Insurance Reform Act of 2005. Pursuant to the Federal Deposit Insurance Reform Act of 2005, the FDIC merged the Bank Insurance Fund (BIF) and Savings Insurance Fund (SAIF) to form the Deposit Insurance Fund (DIF) effective March 31, 2006.

On April 1, 2006, the FDIC issued an interim rule, made final in September 2006, to implement the deposit insurance coverage changes of the Federal Deposit Insurance Reform Act of 2005. The rule: (1) increases the deposit insurance limit for certain retirement plan deposits to $250,000 effective April 1, 2006 (the basic insurance limit for other depositors such as individuals, joint accountholders, businesses, government entities and trusts remains at $100,000), (2) provides per-participant insurance coverage to employee benefit plan accounts, even if the depository institution at which the deposits are placed is not authorized to accept employee benefit plan deposits and (3) allows the FDIC to consider inflation adjustments to increase the insurance limits for all deposit accounts every five years, beginning in 2010.

On November 2, 2006, the FDIC set the designated reserve ratio for the deposit insurance fund at 1.25% of estimated insured deposits, and adopted final regulations to implement the risk-based deposit insurance assessment system mandated by the Deposit Insurance Reform Act of 2005, which is intended to more closely tie each bank's deposit insurance assessments to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, the FDIC will evaluate each institution's risk based on three primary factors -- supervisory ratings for all insured institution, financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have them. An institution’s assessment rate will depend upon the level of risk it poses to the deposit insurance system as measured by these factors. The new rates for most institutions will vary between 5 and 7 cents for every $100 of domestic insurable deposits.

The new assessment rates will take effect at the beginning of 2007. However, the Deposit Insurance Reform Act of 2005 provides credits to institutions that paid high premiums in the past to bolster the FDIC's insurance reserves, as a result of which the FDIC has announced that a majority of banks will have assessment credits to initially offset all of their premiums in 2007. Management does not believe it is possible at this time to reliably estimate the net assessment cost, if any that may be imposed on the Bank. There are a number of uncertain factors that could affect the assessment rate that the FDIC will decide to apply to the Bank and the actual assessment credit that will be available to the Bank in 2007.

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

Management uses significant estimates to determine the allowance for credit losses. Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB’s control, management’s estimate of the amount necessary to absorb credit losses and actual credit losses could differ. DNB’s current judgment is that the valuation of the allowance for credit losses remains adequate at September 30, 2006. For a description of DNB’s accounting policies in connection with its allowance for credit losses, see, “Allowance for Credit Losses”, in Management’s Discussion and Analysis.

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

FINANCIAL CONDITION

DNB's total assets were $506.7 million at September 30, 2006 compared to $473.0 million at December 31, 2005. The growth in total assets was primarily attributable to strong loan growth offset by a decrease in investment securities as discussed below.

Investment Securities. Investment securities at September 30, 2006 were $134.9 million compared to $146.4 million at December 31, 2005. The decrease in investment securities was primarily due to $17.1 million in principal pay-downs and maturities offset by the purchase of $5.9 million in investment securities.

Gross Loans and Leases. Loans and leases were $334.8 million at September 30, 2006 compared to $288.1 million at December 31, 2005. DNB continued to grow its loan portfolio, which increased by $46.7 million or 16.2%. Commercial loans grew $25.7 million, residential real estate loans, primarily hybrid adjustable rate mortgages, grew $13.1 million, consumer loans grew $7.7 million, and commercial leases grew $132,000. The increase in the commercial loans and residential mortgages continues to reflect DNB’s commitment to commercial and residential development in Chester and Delaware counties in Pennsylvania as well as northern Delaware.

Deposits. Deposits were $369.9 million at September 30, 2006 compared to $339.6 million at December 31, 2005. Deposits increased $30.3 million or 8.9% during the nine-month period ended September 30, 2006. A significant portion of this increase was attributable to the opening of a new branch in West Chester, Pennsylvania during the fourth quarter of 2005. At September 30, 2006 the West Chester branch had approximately $25 million in deposits.

Borrowings. Borrowings were $102.4 million at September 30, 2006 compared to $99.9 million at December 31, 2005. The increase of $2.5 million, or 2.5% was primarily due to growth in repurchase agreements offset by a decrease in FHLB borrowings. The increase in repurchase agreements was the result of expanding DNB’s cash management services by focusing on commercial customers and providing them with the ability to sell excess funds to DNB through repurchase agreements. Repurchase agreements have helped to compliment DNB’s existing funding sources.

Stockholders’ Equity. Stockholders' equity was $30.9 million at September 30, 2006 compared to $30.2 million at December 31, 2005. The increase in stockholders’ equity was primarily a result of year-to-date earnings offset by cash dividends paid.

RESULTS OF OPERATIONS

SUMMARY

Net income for the three and nine-month periods ended September 30, 2006 was $417,000 and $1.4 million compared to $587,000 and $1.3 million for the same periods in 2005. Diluted earnings per share for the three and nine-month periods ended September 30, 2006 was $0.17 and $0.57 compared to $0.28 and $0.62 for the same periods in 2005. Earnings per share in 2005 have been adjusted to reflect the effect of the 5% stock dividend paid in December 2005. The decrease in net income for the latest three-month period compared to the same period in 2005 was primarily attributable to a a $509,000 increase in non-interest expense offset by a $133,000 increase in net interest income and a $110,000 increase in non-interest income. The increases in non-interest income and non-interest expense are discussed in detail below on page 20. The increase in net interest income was a result of growth in interest-earning assets offset by net interest margin compression. The net interest margin compression was a result of a rising interest rate environment, a flat yield curve, and intense competition in DNB’s marketplace. The increase in net income for the latest nine-month period compared to the same period in 2005 was primarily attributable to a $1.0 million increase in non-interest income and a $760,000 increase in net interest income, offset by a $1.5 million increase in non-interest expense. The increases in non-interest income and non-interest expense are discussed in detail below on page 20. The increase in net interest income was a result of growth of interest-earning assets offset by net interest margin compression. The compression in DNB’s net interest margin was a result of a rising interest rate environment, which is discussed in more detail below.

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

Net interest income for the three and nine-month periods ended September 30, 2006 was $3.8 million and $11.1 million, compared to $3.7 million and $10.5 million for the same periods in 2005. Interest income for the three and nine-month periods ended September 30, 2006 was $7.3 million and $20.8 million compared to $6.2 million and $17.1 million for the same periods in 2005. The increase in interest income was primarily attributable to an increase of interest on loans and leases, which was a result of strong growth in the loan and lease portfolio. The yield on interest-earning assets for the third quarter in 2006 was 6.1%, compared to 5.7% for the same period in 2005. Interest expense for the three and nine-month periods ended September 30, 2006 was $3.6 million and $9.7 million compared to $2.5 million and $6.6 million for the same periods in 2005. The increase in interest expense was primarily attributable to deposit and repurchase agreement account growth as well as higher rates on interest-bearing liabilities. The costs of deposits increased to 2.36% for the third quarter in 2006, compared to 1.52% for the same period in 2005. The net interest margin for the three-month period ended September 30, 2006 was 3.20%, compared to 3.49% for the same period in 2005.

Interest on loans and leases was $5.8 million and $16.0 million for the three and nine-month periods ended September 30, 2006, compared to $4.5 million and $12.2 million for the same periods in 2005. The average balance of loans and leases was $317.1 million with an average yield of 6.71% for the nine-month period ended September 30, 2006 compared to an average balance of $251.3 million with an average yield of 6.49% for the same period in 2005. The increase in the average balance is the result of management’s increased efforts towards growing DNB’s loan and lease portfolio as DNB has added additional commercial loan officers and business bankers to accomplish this growth. The increase in yield was primarily the result of a rising interest rate environment.

Interest and dividends on investment securities was $1.5 million and $4.5 million for the three and nine-month periods ended September 30, 2006, compared to $1.6 million and $4.7 million for the same periods in 2005. The average balance on investment securities was $142.0 million with an average yield of 4.65% for the nine-month period ended September 30, 2006 compared to $161.2 million with an average yield of 4.25% for the same period in 2005. The decrease in the average balance was part of DNB’s strategic plan to reduce the size of its investment portfolio. The increase in yield was primarily due to the investment portfolio restructuring which occurred during the first quarter of 2005, which is discussed in more detail on page 13 under “Investment Portfolio Restructure”.

Interest on deposits was $2.2 million and $5.7 million for the three and nine-month periods ended September 30, 2006, compared to $1.3 million and $3.1 million for the same periods in 2005. The average balance on interest-bearing deposits was $355.5 million with an average rate of 2.15% for the nine-month period ended September 30, 2006 compared to $317.6 million with an average rate of 1.32% for the same period in 2005. The increase in the average balance was primarily the result of year-over-year increased deposit relationships through aggressive marketing efforts and the opening of a new branch in West Chester, which had approximately $25 million in deposits at September 30, 2006. The increase in rate was primarily attributable to an increase in market rates resulting from a 150 basis point increase in the federal funds rate over the last twelve months in addition to intense competition for deposits in the Chester County marketplace.

Interest on borrowings was $1.4 million and $4.0 million for the three and nine-month periods ended September 30, 2006, compared to $1.2 million and $3.5 million for the same periods in 2005. The average balance on borrowings was $102.4 million with an average rate of 5.18% for the nine-month period ended September 30, 2006 compared to $98.6 million with an average rate of 4.71% for the same period in 2005. The increase in the average balance was attributable to growth in customer repurchase agreements and FHLB borrowings. The increase in rate was attributable to an increase in market rates resulting from a 150 basis point increase in the federal funds rate over the last twelve months.

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

DNB’s percentage of allowance for credit losses to total loans and leases was 1.28% at September 30, 2006 compared to 1.53% at December 31, 2005. Management believes that the allowance for credit losses was adequate and provided for known and inherent credit losses.

The following table summarizes the changes in the allowance for credit losses for the periods indicated.

(Dollars in thousands)	Nine Months Ended September 30, 2006	Year Ended December 31, 2005	Nine Months Ended September 30, 2005
Beginning balance	$4,420	$4,436	$4,436
Provisions	—	—	120
Charge-offs	(196)	(46)	(10)
Recoveries	63	30	17
Ending balance	$4,287	$4,420	$4,563

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

Non-interest income for the three and nine-month periods ended September 30, 2006 was $871,000 and $2.6 million, compared to $761,000 and $1.6 million for the same periods in 2005. The $110,000 increase for the three-month period was primarily attributable to an increase in service charges on deposits of $53,000 and an increase in the cash surrender value of BOLI of $40,000. The $1.0 million increase for the nine-month period was primarily attributable to a $699,000 loss recognized on the sale of investment securities during 2005 in addition to a $287,000 increase for the nine-month period ended September 30, 2006 related to service charges on deposits.

NON-INTEREST EXPENSE

Non-interest expense includes salaries & employee benefits, furniture & equipment, occupancy, professional & consulting fees as well as printing & supplies, marketing and other less significant expense items. Non-interest expense for the three and nine-month periods ended September 30, 2006 was $4.2 million and $12.2 million compared to $3.7 million and $10.7 million for the same periods in 2005. The increases in both periods were primarily attributable to an increase in salaries and employee benefits, which is related to DNB’s substantial investment during 2005 in hiring experienced personnel in revenue producing lines of business. There were additional increases in occupancy costs as well as furniture and equipment expenses as a result of adding a new loan origination office in Newtown Square, Pennsylvania and a new retail branch in West Chester, Pennsylvania during 2005 along with additional expenses during the third quarter of 2006 related to a new retail branch in Chadds Ford, Pennsylvania that is scheduled to open in 2007. Professional and consulting expense also increased during the second and third quarters relating to the efficiency project started in the second quarter. This project has helped to streamline many processes throughout the bank, which will help to decrease non-interest expense in the future along with a reduction of 14 full time equivalent employees.

INCOME TAXES

Income tax expense (benefit) for the three and nine-month periods ended September 30, 2006 was $18,000 and $139,000 compared to $114,000 and ($25,000) for the same periods in 2005. Income tax expense (benefit) for each period differs from the amount determined at the statutory rate of 34% due to tax-exempt income on loans and investment securities, DNB's ownership of BOLI policies, and tax credits recognized on a low-income housing limited partnership. An additional reason for the change in income tax expense (benefit) in 2006 as compared to comparable periods in 2005 is due to the fact that during the period ended September 30, 2005 DNB reversed a portion of a previously recorded valuation allowance for deferred tax assets and recognized related income tax benefits in the amounts of $0 and $102,000 for the three and nine-month periods ended September 30, 2005, respectively, in connection with the sale of agency preferred securities.

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

Non-Performing Assets
(Dollars in thousands)	September 30, 2006	December 31, 2005	September 30, 2005
Loans and leases:
Non-accrual	$1,465	$1,105	$1,387
90 days past due and still accruing	689	245	140
Troubled debt restructurings	—	—	—
Total non-performing loans and leases	2,154	1,350	1,527
Other real estate owned	—	—	—
Total non-performing assets	$2,154	$1,350	$1,527

The following table sets forth DNB's asset quality and allowance coverage ratios at the dates indicated:

	September 30, 2006	December 31, 2005	September 30, 2005
Asset quality ratios:
Non-performing loans to total loans	0.6%	0.5%	0.6%
Non-performing assets to total assets	0.4	0.3	0.3
Allowance for credit losses to:
Total loans and leases	1.3	1.5	1.7
Non-performing loans and leases	199.1	327.3	298.8

Included in the loan and lease portfolio are loans for which DNB has ceased the accrual of interest. If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

	Nine Months Ended	Year Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2006	December 31, 2005	September 30, 2005
Interest income which would have been
recorded under original terms	$86	$87	$87
Interest income recorded during the period	(28)	(8)	(7)
Net impact on interest income	$58	$79	$80

Impaired loans are those for which the Company has recorded a specific reserve. Information regarding impaired loans is presented as follows:

(Dollars in thousands)	September 30, 2006	December 31, 2005	September 30, 2005
Total recorded investment	$1,353	$916	$1,110
Average recorded investment	1,070	1,118	1,185
Specific allowance allocation	497	442	488

	Nine Months Ended	Year Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2006	December 31, 2005	September 30, 2005
Total cash collected	$257	$564	$280
Interest income recorded	4	18	6

LIQUIDITY AND CAPITAL RESOURCES

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes. DNB’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding. As part of its liquidity management, DNB maintains assets that comprise its primary liquidity, which totaled $51.4 million at September 30, 2006. Primary liquidity includes investments, Federal funds sold, and interest-bearing cash balances, less pledged securities. DNB also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios. In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $138.4 million. Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

At September 30, 2006, DNB had $73.2 million in un-funded loan commitments. Management anticipates these commitments will be funded by means of normal cash flows. Certificates of deposit greater than or equal to $100,000 scheduled to mature in one year or less from September 30, 2006 totaled $36.1 million. Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in Federal funds sold or by pay-downs and maturities of loans and investments.

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

Management believes that the Corporation and the Bank have each met the definition of “well capitalized” for regulatory purposes on September 30, 2006. The Bank’s capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of the Corporation’s or the Bank’s overall financial condition or prospects. The Corporation’s capital exceeds the FRB’s minimum lever-age ratio requirements for bank holding companies (see additional discussion included in Footnote 17 of DNB’s 10-K).

Under federal banking laws and regulations, DNB and the Bank are required to maintain minimum capital as determined by certain regulatory ratios. Capital adequacy for regulatory purposes, and the capital category assigned to an institution by its regulators, may be determinative of an institution’s overall financial condition.

The following table summarizes data and ratios pertaining to the Corporation and the Bank's capital structure.

			For Capital		To Be Well Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation

September 30, 2006:
Total risk-based capital	$44,764	13.31%	$26,909	8.00%	$33,636	10.00%
Tier 1 capital	40,558	12.06	13,454	4.00	20,182	6.00
Tier 1 (leverage) capital	40,558	8.11	20,003	4.00	25,004	5.00
December 31, 2005:
Total risk-based capital	$43,752	13.77%	$25,422	8.00%	$31,778	10.00%
Tier 1 capital	39,773	12.52	12,711	4.00	19,067	6.00
Tier 1 (leverage) capital	39,773	8.61	18,468	4.00	23,085	5.00

DNB First, N.A.

September 30, 2006:
Total risk-based capital	$44,621	13.21%	$27,016	8.00%	$33,770	10.00%
Tier 1 capital	40,399	11.96	13,508	4.00	20,262	6.00
Tier 1 (leverage) capital	40,399	8.09	19,983	4.00	24,979	5.00
December 31, 2005:
Total risk-based capital	$43,770	13.79%	$25,389	8.00%	$31,736	10.00%
Tier 1 capital	39,797	12.54	12,695	4.00	19,042	6.00
Tier 1 (leverage) capital	39,797	8.63	18,450	4.00	23,063	5.00

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes Modified Duration of Equity and Economic Value of Equity ("EVE") models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different if rates change. Results falling outside prescribed ranges require action by management. At September 30, 2006 and December 31, 2005, DNB's variance in the economic value of equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the table below. The change as a percentage of the present value of equity with a 200 basis point increase or decrease at September 30, 2006 and December 31, 2005, was within DNB's negative 25% guideline. DNB’s EVE has decreased by $15.2 million during 2006. This decrease is mostly attributable to a decrease in the EVE on deposits resulting from an increase in DNB’s cost of funds during the year. DNB’s cost of deposits increased to 2.50% at September 30, 2006 compared to 1.75% at December 31, 2005.

	September 30, 2006					December 31, 2005
Change in rates	Flat	-200bp		+200bp		Flat	-200bp		+200bp
EVE	$45,343	$43,498		$38,852		$60,579	$55,559		$54,967
Change		(1,845)		(6,491)			(5,020)		(5,612)
Change as a % of assets		(0.4%	)	(1.3%	)		(1.1%	)	(1.2%	)
Change as a % of PV equity		(4.1%	)	(14.3%	)		(8.3%	)	(9.3%	)

ITEM 4 - CONTROLS AND PROCEDURES

DNB’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2006, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that DNB’s current disclosure controls and procedures are effective and timely, providing them with material information relating to DNB and its subsidiaries required to be disclosed in the report DNB files under the Exchange Act.

Management of DNB is responsible for establishing and maintaining adequate internal control over financial reporting for DNB, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. There was no change in the DNB’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, DNB’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2005, filed with the Commission on March 23, 2006 (File No. 000-16667).

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The following table provides information on repurchases by DNB of its common stock in each month of the quarter ended September 30, 2006:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2006 - July 31, 2006	500	$21.25	500	139,570
August 1, 2006 - August 31, 2006	500	21.15	500	139,070
September 1, 2006 - September 30, 2006	—	—	—	—
Total	1,000	$21.20	1,000	139,070

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

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K.

The exhibits listed on the Index to Exhibits on pages 27 - 29 of this report are incorporated by reference or filed or furnished herewith in response to this Item.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNB FINANCIAL CORPORATION

November 14, 2006	BY:	/s/ William S. Latoff
William S. Latoff, Chairman of the Board and Chief Executive Officer

November 14, 2006	BY:	/s/ Bruce E. Moroney
Bruce E. Moroney, Chief Financial Officer and Executive Vice President

Index to Exhibits

Exhibit No.		Description of Exhibit and Filing Information

3	(i)	Amended and Restated Articles of Incorporation, as amended effective June 15, 2001, filed on August 14, 2001, as Item 6(a) to Form 10Q (No. 0-16667) and incorporated herein by reference.

	(ii)	By-laws of the Registrant as amended December 19, 2001, filed on March 24, 2002 at Item 3b to Form 10-K for the fiscal year ended December 31, 2001 (No. 0-16667) and incorporated herein by reference.

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

(g)*
Retirement and Death Benefit Agreement between DNB First, N.A. and Henry F. Thorne dated December 23, 2003 filed March 29, 2004 as Item 10(h) to Form 10-K for the fiscal year ended December 31, 2003 (No. 0-16667) and incorporated herein by reference.

(h)***
DNB Financial Corp. Incentive Equity and Deferred Compensation Plan, filed March 10, 2005 as item 10(i) to Form 10-K for the fiscal year-ended December 31, 2004 (No. 0-16667) and incorporated herein by reference.

(i)*
Retirement Agreement among DNB Financial Corporation, DNB First, N.A. and Henry F. Thorne, dated December 17, 2004, filed March 10, 2005 as Item 10(i) to Form 10-K for the fiscal year ended December 31, 2004 (No. 0-16667) and incorporated herein by reference.

(j)*
Change of Control Agreement among DNB Financial Corporation, DNB First, N.A. and William S. Latoff, dated December 17, 2004, filed March 10, 2005 as Item 10(i) to Form 10-K for the fiscal year ended December 31, 2004 (No. 0-16667) and incorporated herein by reference.

(k)
Agreement of Lease dated February 10, 2005 between Headwaters Associates, a Pennsylvania general partnership, as Lessor, and DNB First, National Association as Lessee for a portion of premises at 2 North Church Street, West Chester, Pennsylvania, filed March 10, 2005 as Item 10(l) to Form 10-K for the fiscal year ended December 31, 2004 (No. 0-16667) and incorporated herein by reference, as amended by Addendum to Agreement of Lease dated as of November 15, 2005, filed March 23, 2006 as Item 10(l) to Form 10-K for the fiscal year ended December 31, 2005 (No. 0-16667) and incorporated herein by reference, and as further amended by Second Addendum to Agreement of Lease dated as of May 25, 2006, filed August 14, 2006 as Item 10(l) to Form 10-K for the fiscal quarter ended June 30, 2006 (No. 0-16667) and incorporated herein by reference.

(l)
Marketing Services Agreement between TSG, INC., a Pennsylvania business corporation (the "Service Provider") for which Eli Silberman, a Director of Registrant, is the President and owner dated March 14, 2006, filed May 10, 2006 as Item 10(m) to Form 10-Q for the fiscal quarter ended March 31, 2006 (No. 0-16667) and incorporated herein by reference.

(m)**
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

(o)
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

(p)
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

(q)*
Form of First Amendments dated January 26, 2006 to Change of Control Agreements with William J. Hieb, the Company’s President and COO, and Thomas M. Miller, the Company’s First Executive Vice President and Chief Lending Officer, filed March 23, 2006 as Item 10(r) to Form 10-K for the fiscal year ended December 31, 2005 (No. 0-16667) and incorporated herein by reference.

(r)**
Form of Nonqualified Stock Option Agreement for grants on and after December 22, 2005 under the Stock Option Plan, filed March 23, 2006 as Item 10(s) to Form 10-K for the fiscal year ended December 31, 2005 (No. 0-16667) and incorporated herein by reference.

	(s)***	Deferred Compensation Plan For Directors of DNB Financial Corporation (adopted effective October 1, 2006), filed herewith.

	(t)***	DNB Financial Corporation Deferred Compensation Plan (adopted effective October 1, 2006), filed herewith.

	(u)***	Trust Agreement, effective as of October 1, 2006, between DNB Financial Corporation and DNB First, National Association, filed herewith.

11		Registrant’s Statement of Computation of Earnings Per Share. The information for this Exhibit is incorporated by reference to page 8 of this Form 10-Q.

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