Form 10-K
period 2006-12-31
DNB FINANCIAL CORP /PA/
filed 2007-04-27
CIK 713671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended

December 31, 2006
or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____. Commission file Number 0-16667

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

As of March 26, 2007, $45.2 million of the Registrant’s Common Stock, $1 par value per share, was held by non-affiliates of the Registrant.

As of March 26, 2007, the Registrant had outstanding 2,503,953 shares of Common Stock, $1 par value per share.

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

Part I

Item 1. Business

(a) General Description of Registrant’s Business and Its Development

DNB Financial Corporation (the “Registrant” or “DNB”), a Pennsylvania business corporation, is a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System (Federal Reserve Board). The Registrant was incorporated on October 28, 1982 and commenced operations on July 1, 1983 upon consummation of the acquisition of all of the outstanding stock of Downingtown National Bank, now known as DNB First, National Association (the “Bank”). Since commencing operations, DNB’s business has consisted primarily of managing and supervising the Bank, and its principal source of income has been derived from the Bank. At December 31, 2006, DNB had total consolidated assets, total liabilities and stockholders’ equity of $525.2 million, $493.8 million, and $31.4 million, respectively.

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

(c) Narrative Description of Business

The Bank’s headquarters is located at 4 Brandywine Avenue, Downingtown, Pennsylvania. As of December 31, 2006, the Bank had total assets of $524.7 million, total deposits of $381.2 million and total stockholders’ equity of $40.4 million. The Bank’s business is not seasonal in nature. The FDIC, to the extent provided by law, insures its deposits. At December 31, 2006, the Bank had 121 full-time employees and 18 part-time employees.

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

Under the Federal Deposit Insurance Act, the OCC possesses the power to prohibit institutions regulated by it, such as the Bank, from engaging in any activity that would be an unsafe and unsound banking practice and in violation of the law. Moreover, Federal law enactments have expanded the circumstances under which officers or directors of a bank may be removed by the institution’s Federal supervisory agency; unvested and further regulated lending by a bank to its executive officers, directors, principal shareholders or related interests thereof; and unvested management personnel of a bank from serving as directors or in other management positions with certain depository institutions whose assets exceed a specified amount or which have an office within a specified geographic area; and unvested management personnel from borrowing from another institution that has a correspondent relationship with their bank.

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

An institution’s semiannual deposit insurance assessment is computed primarily by multiplying its “average assessment base” (generally, total insurable domestic deposits) for the prior semiannual period by one-half the annual assessment rate applicable to that institution depending upon its risk category, which is based on capital and supervisory factors.

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

The Registrant has incurred significant additional expense in complying with BSA,OFAC and Patriot Act requirements in 2006. The Registrant’s management had previously identified weaknesses in the Bank’s BSA, OFAC and Patriot Act compliance program (the “BSA” compliance program”) and committed to a focused program to strengthen it’ BSA compliance program in 2006.

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

(e) Available Information

Registrant files reports with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC Internet site’s address is http://www.sec.gov. The Registrant maintains a corporate website at www.dnbfirst.com. We will provide printed copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports at no charge upon written request. Requests should be made to DNB Financial Corporation, 4 Brandywine Avenue, Downingtown, PA 19335, Attention: Gerald F. Sopp, Chief Financial Officer.

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

Normally, we expect our assets and liabilities not to have the same sensitivity to changes in interest rates. This means that a change in interest rates will normally either increase or decrease our net income. As of December 31, 2006, we were in a liability sensitive position, meaning that, when interest rates change, the rates we pay on our liabilities change more quickly than the rates we earn on our assets. In this situation, an increase in interest rates could reduce our net income. In addition, as of December 31, 2006, our liabilities, on average were scheduled to be repaid sooner than our assets. As a result, when short-term interest rates rise faster than long-term interest rates, the interest we pay on our liabilities will increase faster than the interest we receive on our assets, which can reduce our net income. We cannot predict interest rate changes or the relationships between long-term interest rates and short-term interest rates.

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

Concentration of Voting Control. As of February 23, 2007, William S. Latoff, our Chairman and Chief Executive Officer, owned 121,903 shares of our common stock, including 4,630 shares of unvested stock that will vest on May 25, 2008. He can also obtain 52,869 additional shares of common stock by exercising options he has previously been granted by the Company. Therefore, with the shares of common stock represented by options, he potentially controls 6.87% of issued and outstanding voting stock. He has expressed his intent to purchase additional shares of our common stock in the future. We are likely to grant him additional stock options, unvested stock or other equity-based compensation that would increase his voting percentage further. Our directors and officers as a group now own a total of 223,714 shares of our common stock, including 10,748 shares of unvested stock that will vest in the future. They can also acquire 183,003 additional shares of common stock by exercising options they have been granted. With the shares of common stock represented by options granted to them, our directors and officers as a group potentially control 14.45% of our issued and outstanding voting stock. Many of our directors and officers have indicated their intent to purchase additional shares of common stock in the future. Further, it is likely they will be granted additional stock options, unvested stock or other equity-based compensation that would further increase the total voting percentage of our directors and officers. We believe ownership of stock causes our directors and officers to have the same interests as our shareholders, but it also gives them the ability to vote as shareholders for matters that are in their personal interest.

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

If the Economy Gets Worse in Our Market, our Profits Could Be Hurt. Recent news reports indicate economists are cautious about the U.S. economy in 2007. Our profits can be hurt if the economy does not do well in areas where we do business, because we may not be able to find as many creditworthy borrowers, or borrowers may decide to borrow less, or our losses on defaulted loans can increase if borrowers have financial problems.

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

We Have a Concentration of Exposure to Some Borrowers, Which Adds to our Risks. The total amount of loans we make to a group of related borrowers is called our exposure to a borrowing relationship. As of December 31, 2006, the largest exposure we had to a group of related borrowers was $5.7 million. This equaled 12.4% of the total amount of our regulatory capital. For these purposes, our regulatory capital includes our stated capital, our capital surplus, and certain portions of our allowance for credit losses, with further adjustments, as required by our banking regulators. The standard lending limit for national banks is equal to 15% of this regulatory capital. As of December 31, 2006, our total exposure to our 10 largest borrowing relationships was approximately $47.3 million. This was approximately 103.6% of our regulatory capital for these purposes. Because a default on a loan to one borrower in a group of related borrowers can often result in defaults on the other loans to related borrowers, and because larger loan amounts produce more losses to a bank when they go into a default, if any of these loans goes into default and we cannot recover all we have lent, there is a greater risk that a default on these loans will produce a greater loss, and consequently a greater reduction in our profitability. If the total exposure to a few borrowing relationships gets too big in relation to a bank’s capital, it increases the risk that loan defaults on those borrowing relationships will reduce the bank’s capital. Without enough capital, a bank cannot operate profitably and may be subject to regulatory enforcement action.

Changes in Regulations and Accounting Rules May Hurt our Earnings. Section 404 of the Sarbanes-Oxley Act requires many companies to increase costs to strengthen their internal control. We do not know yet whether that requirement will apply to us, but we have to make changes in our accounting and auditing in case it will. In addition, our auditors are charging us more because they have to do more work in auditing our records. Other recent accounting changes, such as the new rules for recognizing expenses associated with the value of stock options we grant to employees, are changing our accounting and business practices. The USA Patriot Act, OFAC and new regulations under the Bank Secrecy Act are also requiring us to spend more and these costs are expected to increase substantially during 2007 and succeeding years as we augment our BSA compliance program. The Bank may not be in full compliance in these areas and, while management is actively assessing and working to strengthen the Bank’s BSA, OFAC and Patriot Act compliance, there is a risk that the Bank could be exposed to enforcement action, civil money penalties or other adverse actions in the future based on any shortcomings that may be identified in the Bank’s historic BSA compliance program implementation. Other new bank regulations are also being adopted, and we must spend money to comply with them. In other cases, such as with our trust preferred securities, Bank Owned Life Insurance and tax and accounting positions we have taken, we depend upon Congress, regulatory agencies and accounting rulemaking bodies not to make changes in their current positions on the proper treatment of many of our activities. Any changes in these positions could hurt our financial position and our profitability. We do not know what other rules will be adopted in the future or whether new rules will be adopted. New rules and changes in rules may increase our expenses in complying with them. This may hurt our future profits in ways we cannot predict now.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The main office of the Bank is located at 4 Brandywine Avenue, Downingtown, Pennsylvania 19335. The Registrant’s registered office is also at this location. The Registrant pays no rent or other form of consideration for the use of the Bank’s main office as its principal executive office. The Bank leases its operations center located at 104-106 Brandywine Avenue, Downingtown. With the exception of the West Goshen office, Exton office, West Chester office and limited service offices in Newtown Square and at Tel Hai Retirement Community, all of which are leased, the Bank owns all of its existing branches as described below which had a net book value of $4.8 million including leasehold improvements at December 31, 2006. The Bank’s trust department and wealth management unit, operating under the name, “DNB Advisors,” have offices in the Bank’s Exton Office.

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

On April 26, 2006 the Bank signed an agreement to lease a parcel of land in Chadds Ford township, Delaware County, Pennsylvania, for the purpose of developing the premises to accommodate a future branch. The Bank expects to begin operations of the new branch in May of 2007.

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

None.
Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Price of and Dividends on Registrant’s Common Equity

DNB Financial Corporation’s common stock is listed under the symbol “DNBF” on the Over-The-Counter Electronic Bulletin Board, an automated quotation service, made available through and governed by the NASDAQ system. Current price information is available from account executives at most brokerage firms as well as the firms listed at the back of this report who are market makers of DNB’s common stock. There were approximately 1,250 stockholders who owned 2.5 million shares of common stock outstanding at February 23, 2007.

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

	2006		2005
	High	Low	High	Low
First quarter	$21.43	$18.48	$26.76	$24.27
Second quarter	20.57	20.00	25.67	24.09
Third quarter	20.71	19.86	23.81	21.31
Fourth quarter	20.70	19.80	21.09	18.05

The information required with respect to the frequency and amount of the Registrant’s cash dividends declared on each class of its common equity for the two most recent fiscal years is set forth in the section of this report titled, “Item 6 - Selected Financial Data” on page 17.

The information required with respect to securities authorized for issuance under the Registrant’s equity compensation plans is set forth in “Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” on page 79.

(b) Recent Sales of Unregistered Securities

Not applicable

(c) Purchases of Equity Securities by the Registrant and Affiliated Purchasers

The following table provides information on repurchases by or on behalf of DNB or any “affiliated purchaser” (as defined in Regulation 10b-18(a)(3)) of its common stock in each month of the quarter ended December 31, 2006:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2006 - October 31, 2006	1,050	$20.43	1,050	144,974
November 1, 2006 - November 30, 2006	1,050	20.14	1,050	143,924
December 1, 2006 - December 31, 2006	6,750	20.69	6,750	137,174
Total	8,850	$20.59	8,850	137,174

(a)
On July 25, 2001, DNB authorized the buyback of up to 192,938 shares of its common stock over an indefinite period. On August 27, 2004, DNB increased the buyback from 192,938 to 376,228 shares of its common stock over an indefinite period. This number has been adjusted to reflect the 5% stock dividend issued in December 2006.

(d) Corporation Performance Graph

The following graph presents the 5 year cumulative total return on DNB Financial Corporation’s common stock, compared to the S&P 500 Index and S&P Financial Index for the 5 year period ended December 31, 2006. The comparison assumes that $100 was invested in the Corporation’s common stock and each of the foregoing indices and that all dividends have been reinvested.

Item 6. Selected Financial Data

The selected financial data set forth below is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto, contained elsewhere herein.

At or For the Year Ended December 31
(Dollars in thousands, except share data)

	2006	2005	2004	2003	2002

RESULTS OF OPERATIONS
Interest income	$28,249	$23,427	$20,233	$18,894	$21,498
Interest expense	13,368	9,313	6,833	7,421	9,430
Net interest income	14,881	14,114	13,400	11,473	12,068
Provision for credit losses	—	—	—	—	—
Other non-interest income	3,414	2,356	2,940	2,540	2,645
Other-than-temporary impairment charge	—	—	(2,349)	—	—
Total non-interest income	3,414	2,356	591	2,540	2,645
Non-interest expense	16,507	14,411	13,189	12,622	11,257
Income before income taxes	1,788	2,059	802	1,391	3,456
Income tax expense (benefit)	41	(89)	504	(10)	728
Net income	$1,747	$2,148	$298	$1,401	$2,728

PER SHARE DATA*
Basic earnings	$0.70	$0.97	$0.13	$0.64	$1.23
Diluted earnings	0.69	0.96	0.13	0.62	1.21
Cash dividends	0.50	0.47	0.45	0.43	0.41
Book value	11.58	11.45	10.86	11.52	11.79
Weighted average
Common shares outstanding - basic	2,500,173	2,221,478	2,183,308	2,199,743	2,222,649

FINANCIAL CONDITION
Total assets	$525,242	$473,046	$441,059	$409,013	$384,368
Loans and leases	329,466	288,130	232,577	203,553	187,585
Allowance for credit losses	4,226	4,420	4,436	4,559	4,546
Deposits	381,027	339,627	323,144	292,436	287,802
Borrowings	110,538	99,880	90,643	88,720	68,728
Stockholders’ equity	31,411	30,186	24,738	25,372	26,208

SELECTED RATIOS
Return on average stockholders’ equity	5.73%	8.31%	1.16%	5.47%	10.66%
Return on average assets	0.35	0.48	0.07	0.35	0.72
Average equity to average assets	6.18	5.77	6.05	6.41	6.76
Loans to deposits	86.47	84.84	71.97	69.61	65.18
Dividend payout ratio	71.37	49.39	334.34	68.83	33.67

*	Per share data and shares outstanding have been adjusted for the 5% stock dividends in December of 2006, 2005, 2004, 2003 and 2002.

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

To implement the culture changes necessary at DNB First to become an innovative community bank capable of meeting challenges of the 21st century, we embarked on a strategy called "Loyalty, Bank On It." In recognizing the importance of loyalty in our everyday lives, we have embraced this concept as the cornerstone of DNB First's new culture beginning in 2006. To that end, DNB continues to make appropriate investments in all areas of our business, including people, technology, facilities and marketing.

Highlights of DNB’s results for the year-end December 31, 2006 include:

•  Net interest income increased 5.4%

•  Solid loan growth - up 14.3%

•  Steady growth in deposits - up 12.2%

Earnings. For the year ended December 31, 2006, DNB reported net income of $1.7 million, a decease of $401,000 from the $2.1 million reported for the year ended December 31, 2005, or $0.69 per share versus $0.96 per share, respectively, on a fully diluted basis. DNB’s earnings were impacted by the general economic conditions challenging all commercial banking institutions - the flat yield curve and increased pricing competition on loans and deposits. In addition, earnings were further depressed by a $2.1 million increase in non interest expense to $16.5 million. This increase was due almost entirely to strategic moves designed to increase future revenue and improve profitability. Earnings for 2005 were favorably impacted when DNB reversed a portion of the previously recorded valuation allowance for deferred tax assets and recognized a related income tax benefit of $308,000. A significant portion of the reversal was associated with a tax gain recognized on the sale of two operations buildings as well as an additional reversal made in connection with the sale of agency preferred securities, which is discussed in detail on page 20 under the heading “Investment Portfolio Restructure”.

The following table sets forth selected quarterly financial data and earnings per share for the periods indicated. Per share data have been adjusted for the five percent (5%) stock dividends paid in 2006 and 2005.

Quarterly Financial Data
(Dollars in thousands,	2006				2005
except per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Interest income	$7,452	$7,308	$7,018	$6,471	$6,325	$6,180	$5,715	$5,207
Interest expense	3,690	3,557	3,222	2,899	2,689	2,487	2,255	1,882
Net interest income	3,762	3,751	3,796	3,572	3,636	3,693	3,460	3,325
Provision for credit losses	—	—	—	—	(120)	75	30	15
Other non-interest income	829	871	899	815	779	761	760	56
Total non-interest income	829	871	899	815	779	761	760	56
Non-interest expense	4,309	4,187	4,144	3,867	3,754	3,678	3,538	3,441
Income (loss) before income taxes	282	435	551	520	781	701	652	(75)
Income tax (benefit) expense	(98)	18	65	56	(64)	114	15	(154)
Net income	380	417	486	464	845	587	637	79

Basic earnings per share	$0.15	$0.17	$0.20	$0.18	$0.39	$0.28	$0.31	$0.04

Diluted earnings per share	0.15	0.17	0.19	0.18	0.39	0.28	0.30	0.04

Cash dividends per share	$0.124	$0.124	$0.124	$0.124	$0.118	$0.118	$0.118	$0.118

Asset Quality. Total non-performing loans were $821,000 at December 31, 2006 compared to $1.4 million at December 31, 2005. Non-performing loans to total loans were .25% at December 31, 2006 compared to .47% at December 31, 2005. DNB’s asset quality remains strong compared to its peer group. The allowance for credit losses was $4.2 million at December 31, 2006, compared to $4.4 million at December 31, 2005. The allowance to total loans was 1.28% at December 31, 2006 compared to 1.53% at December 31, 2005.

II. Overview of Financial Condition - Major Changes and Trends

At December 31, 2006, DNB had consolidated assets of $525.2 million and a Tier I/Leverage Capital -Ratio of 8.28%. Loans and leases comprise 66.4% of earning assets, while investments and federal funds sold constitute the remainder. During 2006, assets increased $52.2 million to $525.2 million at December 31, 2006, compared to $473.0 million at December 31, 2005. Investment securities increased $7.8 million to $154.2 million, while the loan and lease portfolio grew $41.3 million, or 14.35%, to $329.5 million. Deposits increased $41.4 million to $381.0 million at December 31, 2006. DNB credit quality remained strong, as did the allowance for credit losses, which was 1.28% of total loans and leases. DNB’s delinquency ratio (total delinquent loans and leases to total loans and leases) was 1.03% at December 31, 2006 up from .94% at December 31, 2005. DNB’s liabilities are comprised of a high level of core deposits with a low cost of funds in addition to a moderate level of borrowings with costs that are more volatile than core deposits. During the last few years, a flat yield curve and significant margin compression contributed to lower levels of earnings.

During 2005, DNB completed a private placement of 265,730 shares of its common stock to 53 accredited investors at a price of $21.00 per share, realizing total offering proceeds of $5.6 million. DNB’s management team and board of directors organized the offering. There were no brokerage or underwriting commissions paid in relation to the private placement.

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

Investment Portfolio Restructure. As part of its previously announced balance sheet repositioning, DNB took advantage of the interest rate environment to restructure a significant portion of its investment securities portfolio. In March 2005, DNB sold $73.3 million of structured securities, government agency preferred stock, longer-term municipal securities, as well as corporate securities, resulting in a net pre-tax loss of $699,000. In total, net pre-tax gains of $300,000 were recognized during 2005, on the sale of preferred stock. As such, the gains recognized on the sale of the preferred stock (capital assets) resulted in a reversal of a portion of a previously recorded valuation allowance for deferred tax assets of $102,000 for 2005. This amount contributed to a reduction in income tax expense for 2005.

The majority of the proceeds received on the sale of these investments were re-invested into higher yielding agency mortgage-backed securities, agency bonds and municipal securities. Management believed that the restructured portfolio will result in more stable earnings and cash flow, as well as improved value metrics.

Continued Progress in Balance Sheet Repositioning. In 2006, DNB continued moving forward on its five year plan and increased loans and leases by $41.3 million or 14.4%. Commercial loans and leases increase $26.0 million and residential and consumer increased $15.3 million. Deposits grew $41.4 million or 12.19% and customer repurchase agreements grew $9.1 million or 25.16%.

DNB’s financial objectives are focused on diluted earnings per share growth and return on average equity. In order to achieve its financial objectives, DNB defined the following strategies as part of the 5-Year Plan:

• Grow loans and diversify the mix
• Reduce the size of the investment portfolio
• Reduce long-term borrowings
• Enhance the branch network and alternative delivery options
• Focus on profitable customer segments
• Grow and diversify non-interest income

Management’s strategies are designed to direct DNB’s tactical investment decisions and support financial objectives. DNB’s most significant revenue source continues to be net interest income, defined as total interest income less interest expense, which in 2006 accounted for approximately 81.3% of total revenue. To produce net interest income and consistent earnings growth over the long-term, DNB must generate loan and deposit growth at acceptable economic spreads within its market area. To generate and grow loans and deposits, DNB must focus on a number of areas including, but not limited to, the economy, branch expansion, sales practices, customer satisfaction and retention, competition, customer behavior, technology, product innovation and credit performance of its customers.

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

III. DNB’s Principal Products and Services

Loans and Lending Services. DNB’s primary source of earnings and cash flows is derived from its lending function. More than sixty- seven percent of DNB’s portfolio relates to commercial loans and lease products. DNB focuses on providing these products to small to mid-size businesses throughout Chester and Delaware Counties. In keeping with DNB’s goal to match customer business initiatives with products designed to meet their needs, DNB offers a wide variety of fixed and variable rate loans that are priced competitively. DNB serves this market by providing funds for the purchase of business property or ventures, working capital lines, lease financing for equipment and for a variety of other purposes. Net loan and lease growth in the commercial loan and lease portfolios amounted to $26.0 million or 13.3% in 2006.

As a community bank, DNB also serves consumers by providing home equity and home mortgages, as well as term loans for the purchase of consumer goods. During the current low interest rate environment, there has been a high demand for consumer home equity loan products. DNB has successfully met this demand with a variety of fixed and variable rate home equity loans and lines, secured by first or second liens on the borrowers’ primary residence. At December 31, 2006, consumer loans totaled $54.8 million, up 13.21% from 2005.

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

Non-Deposit Products and Services. DNB offers non-deposit products and services through its subsidiaries under the names “DNB Financial Services” (“DNBFS”) and “DNB Advisors.” Revenues under these entities were $707,000, $712,000 and $633,000 or 3.9%, 4.35% and 4.5% of total revenues for 2006, 2005 and 2004, respectively.

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

	December 31,
	2006	2005	2004	2003	2002	2001
Prime	8.25%	7.25%	5.25%	4.00%	4.25%	4.75%
Federal Funds Sold (“FFS”)	5.25%	4.25%	2.25%	1.00%	1.25%	1.75%
6 month Treasury	5.08%	4.25%	2.56%	1.00%	1.21%	1.80%

	Historical Yield Spread December 31,
	2006	2005	2004	2003	2002
FFS to 5 Year U.S. Treasury	-0.56%	0.10%	1.38%	2.25%	1.53%
FFS to 10 Year U.S. Treasury	-0.55%	0.14%	1.99%	3.27%	2.58%

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

The items mentioned above were critical factors in management’s decision to reposition a portion of its investment portfolio to improve earnings. Since 2003, management has focused its efforts on positioning the balance sheet for increased rates. In anticipation of higher rates, management attempted to shorten the duration of its investment portfolio and lengthen the maturity of its deposit base. As a result, the size of the investment portfolio has decreased by $20.2 million or 11.6% over the last three years. These funds have been used to pay-down FHLB borrowings and to fund loan and lease growth. DNB’s investment portfolio was 29.4% of DNB’s balance sheet at December 31, 2006 compared to 31.0%, 38.5% and 42.6% at December 31, 2005, 2004 and 2003 respectively.

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

Average Balances, Rates, and Interest Income and Expense
(Dollars in thousands)
	Year Ended December 31
		2006			2005			2004
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning assets:
Investment securities:
Taxable	$109,027	$4,699	4.31%	$128,238	$5,063	3.95%	$150,179	$4,949	3.30%
Tax-exempt	31,989	1,924	6.01	28,380	1,664	5.86	24,422	1,529	6.26
Tax-preferred DRD	—	—	—	2,199	77	3.50	10,991	362	3.29
Total securities	141,016	6,623	4.70	158,817	6,804	4.28	185,592	6,840	3.69
Cash and cash equivalents	13,853	347	2.51	13,085	218	1.66	4,812	64	1.33
Total loans and leases	321,289	22,110	6.88	259,077	17,056	6.58	218,513	13,987	6.40
Total interest-earning assets	476,158	29,080	6.11	430,979	24,078	5.59	408,917	20,891	5.11
Non-interest-earning assets	17,297			16,965			15,837
Total assets	$493,455			$447,944			$424,754
LIABILITIES AND
STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings deposits	$211,647	$4,257	2.01%	$193,205	$2,438	1.26%	$183,283	$1,141	0.62%
Time deposits	96,964	3,870	3.99	74,549	2,096	2.81	68,631	1,534	2.24
Total interest-bearing Deposits	308,611	8,127	2.63	267,754	4,534	1.69	251,914	2,675	1.06
Federal funds purchased	799	43	5.38	624	21	3.44	858	12	1.42
Repurchase agreements	38,920	1,535	3.94	30,549	821	2.69	11,926	145	1.22
FHLB advances	50,843	2,852	5.61	59,506	3,278	5.51	77,376	3,626	4.69
Other borrowings	9,974	811	8.13	8,990	659	7.32	5,870	375	6.38
Total interest-bearing Liabilities	409,147	13,368	3.27	367,423	9,313	2.53	347,944	6,833	1.96
Demand deposits	50,595			52,863			49,214
Other liabilities	3,241			1,803			1,886
Stockholders’ equity	30,472			25,855			25,710
Total liabilities and
stockholders’ equity	$493,455			$447,944			$424,754
Net interest income		$15,712			$14,765			$14,058
Interest rate spread			2.84%			3.05%			3.15%
Net interest margin			3.30%			3.43%			3.44%

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

	Reconciliation of Non-GAAP Financial Measures
	Year Ended December 31
	2006		2005		2004
(Dollars in thousands)	Interest	Yield/Rate	Interest	Yield/Rate	Interest	Yield/Rate
Securities - tax-exempt	$1,273	3.98%	$1,101	3.88%	$1,009	4.13%
Tax equivalent adjustments	651		563		520
Securities - tax equivalent yield	1,924	6.01	1,664	5.86	1,529	6.26
Securities - tax-preferred DRD	—	—	57	2.57	266	2.42
Tax equivalent adjustments	—		20		96
Securities - tax equivalent yield	—	—	77	3.50	362	3.29
Loans and leases	21,930	6.83	16,988	6.56	13,945	6.38
Tax equivalent adjustments	180		68		42
Loans and leases - tax equivalent yield	22,110	6.88	17,056	6.58	13,987	6.40
Net interest income	14,881		14,114		13,400
Tax equivalent adjustments	831		651		658
Net interest income tax equivalent	$15,712		$14,765		$14,058
Net interest rate spread, no tax adjustment		2.81%		2.90%		2.98%
Net interest margin, no tax adjustment		3.13%		3.27%		3.28%

2. Rate / Volume Analysis

During 2006, net interest income increased $947,000 or 6.4% on a tax equivalent basis, to $15.7 million, from $14.8 million in 2005. As shown in the Rate/Volume Analysis below, $2.4 million was attributable to volume changes mostly attributable to loan and lease growth, which accounted for $4.3 million, offset by $688,000 related to investment portfolio run-off. The average balance on loans and leases were $321.3 million in 2006 compared to $259.1 million in 2005, representing an increase of $62.2 million, or 24.0%, year-over-year. The $2.4 million increase to net interest income was offset by a $1.5 million decrease related to rate changes. As in 2005, the rates on DNB’s interest-bearing liabilities increased at a faster pace than the rates on DNB’s interest-earning assets, which had a negative impact on interest income. The tax equivalent yield on loans and leases increased to 6.88% for 2006 compared to 6.58% for 2005. The cost of interest-bearing deposits increased to 2.63% for 2006 compared to 1.69% for 2005. DNB’s composite cost of funds increased to 3.27% in 2006 compared to 2.53% in 2005.

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

The following tables set forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense for the periods noted (tax-exempt yields and yields on agency-preferred stock that have a 70% dividend received deduction have been adjusted to a tax equivalent basis using a 34% tax rate). For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (i) changes in rate (change in rate multiplied by old volume) and (ii) changes in volume (change in volume multiplied by new rate). The net change attributable to the combined impact of rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

Rate / Volume Analysis
(Dollars in thousands)	2006 Versus 2005			2005 Versus 2004
	Change Due To			Change Due To
	Rate	Volume	Total	Rate	Volume	Total
Interest-earning assets:
Loans and leases	$772	$4,281	$5,053	$399	$2,671	$3,070
Investment securities:
Taxable	464	(828)	(364)	979	(866)	113
Tax-exempt	43	217	260	(96)	232	136
Tax-preferred DRD	-	(77)	(77)	23	(308)	(285)
Cash and cash equivalents	111	19	130	16	138	154
Total	1,390	3,612	5,002	1,321	1,867	3,188
Interest-bearing liabilities:
Savings deposits	1,447	371	1,818	1,173	125	1,298
Time deposits	879	895	1,774	395	166	(561)
Federal funds purchased	12	10	22	17	(8)	9
Repurchase agreements	384	330	714	175	501	676
FHLB advances	61	(486)	(425)	637	(984)	(347)
Other borrowings	72	80	152	55	229	284
Total	2,855	1,200	4,055	2,452	29	2,481)
Net interest income	$(1,465)	$2,412	$947	$(1,131)	$1,839	$707

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

DNB reports its callable agency, callable corporate notes and callable municipal investments ($43.4 million at December 31, 2006) and callable FHLB advances ($40 million at December 31, 2006) at their Option Adjusted Spread (“OAS”) modified duration date, as opposed to the call or maturity date. In management’s opinion, using modified duration dates on callable securities and advances provides a better estimate of the option exercise date under any interest rate environment. The OAS methodology is an approach whereby the likelihood of option exercise takes into account the coupon on the security, the distance to the call date, the maturity date and current interest rate volatility. In addition, prepayment assumptions derived from historical data have been applied to mortgage-related securities, which are included in investments.

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

The objective of DNB’s asset/liability management function is to maintain consistent growth in net interest income within DNB’s policy limits. This objective is accomplished through the management of liquidity and interest rate risk, as well as customer offerings of various loan and deposit products. DNB maintains adequate liquidity to meet daily funding requirements, anticipated deposit withdrawals, or asset opportunities in a timely manner. Liquidity is also necessary to meet obligations during unusual, extraordinary or adverse operating circumstances, while avoiding a significant loss or cost. DNB’s foundation for liquidity is a stable deposit base as well as a marketable investment portfolio that provides cash flow through regular maturities or that can be used for collateral to secure funding in an emergency. As part of its liquidity management, DNB maintains assets, which comprise its primary liquidity (Federal funds sold, investments and interest-bearing cash balances, less pledged securities.

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

The Bank has and will continue to improve its management information systems to improve identification, evaluation and reporting of certain types of high risk or suspicious transactions and activities. The Bank will be augmenting its BSA compliance staff. Management has and will continue to strengthen its day-to-day audit processes to more effectively validate and test the Bank’s BSA compliance program procedures and records. The planned improvements to the BSA compliance program were substantially completed in 2006. Management will continue to address the Bank’s BSA compliance needs, in order to establish the Bank as an institution that will not pose a target to those who would use the U.S. financial system to further criminal or terroristic ends.

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

C. Accounting Developments Affecting DNB

On January 1, 2006, DNB adopted SFAS 123R using the modified prospective transition method. SFAS 123R revised 2004 (SFAS 123R), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and amended FASB Statement No. 95, “Statement of Cash Flows.’’ Under this transition method, compensation cost to be recognized beginning in the first quarter of 2006 would include: (a) compensation cost for the portion of share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payment awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods were not impacted due to DNB’s stock options that were previously granted vested immediately. No new options were granted in 2006, therefore DNB did not recognize any compensation cost related to options for 2006. As further discussed in Note 1 on page 52, the estimated impact that the fair value method would have had on DNB’s net income and net income per share if SFAS 123R had been in effect during 2005 was a reduction of $572,000 or $0.25 per share and during 2004 was a reduction of $344,000 or $0.16 per share.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” This Statement amends FASB Statements No. 133 and No. 140. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement: a) permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. SFAS 155 is effective for DNB on January 1, 2007 and is not expected to have a material impact on DNB’s consolidated financial statements upon adoption.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. SFAS 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for DNB on January 1, 2007 and is not expected to have a material impact on DNB’s consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The statement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The statement also establishes a framework for measuring fair value by creating a three-level fair value hierarchy that ranks the quality and reliability of information used to determine fair value, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. The Statement is effective for DNB on January 1, 2008. DNB has not yet determined if the adoption of this statement to have a material impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan” (“SFAS 158”). SFAS 158 requires an employer to recognize on their balance sheet the funded status of its defined pension plans and other post-retirement plans as of December 31, 2006. An under-funded position would create a liability and an over-funded position would create an asset, with a correlating deferred tax asset or liability. The net impact would be an adjustment to equity as accumulated other comprehensive income (loss.) Employers must also recognize as a component of other comprehensive income (loss), net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period. DNB adopted the recognition and disclosure provisions of SFAS 158 on December 31, 2006. The effect of adopting SFAS 158 on DNB’s financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and amends SFAS 115 to, among other things, require certain disclosures for amounts for which the fair value option is applied. Additionally, this Statement provides that an entity may reclassify held-to-maturity and available-for-sale securities to the trading account when the fair value option is elected for such securities, without calling into question the intent to hold other securities to maturity in the future. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. DNB has not completed its assessment of SFAS 159 and the impact, if any, on the consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” - an interpretation of FASB Statement No. 109 (FIN 48).  This interpretation of SFAS No. 109 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The interpretation is effective for fiscal years beginning after December 15, 2006.  DNB has reserves related to certain of its tax positions, which would be subject to analysis under FIN 48.  DNB will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. DNB has not yet determined whether the adoption of FIN 48 will have a significant impact on DNB’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). This guidance was issued to resolve diversity in current practice among registrants. The bulletin establishes that registrants must quantify the impact of correcting all misstatements on the financial statements by using both the rollover and iron curtain approaches to evaluate the errors. The rollover approach quantifies the misstatement based on the amount of the error originating in the current year income statement and the iron curtain approach quantifies a misstatement based on the amount of the error existing in the balance sheet at the end of the fiscal year. The bulletin contains guidance on correcting errors under the dual approach and transition guidance. SAB 108 is effective for the Company’s December 31, 2006 annual financial statements. The adoption of SAB 108 did not have a material impact on DNB’s financial position or results of operations.

In September 2006, the Emerging Issues Task Force issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS 106 (if, in substance, a postretirement benefit plan exits) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. This EITF is applicable to the Replacement Plan referenced in Note 14 on page 68. DNB is currently evaluating the effect that EITF No. 06-4 will have on its financial statements when implemented.

In September 2006, the Emerging Issues Task Force issued EITF 06-5, Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4. This consensus concludes that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. A consensus also was reached that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). The consensuses are effective for fiscal years beginning after December 15, 2006. This EITF is applicable to the BOLI already recognized in DNB’s statement of condition. DNB is currently evaluating the effect that EITF No. 06-5 will have on its financial statements when implemented.

D. Internal Developments Affecting DNB

1. Changes in Key Management Positions

On November, 17, 2006, Thomas M. Miller, the Chief Lending Officer of DNB resigned as Chief Lending Officer and the DNB board of directors approved the appointment of Albert J. Melfi, Jr., age 54, as Executive Vice President and Chief Lending Officer of DNB and the Bank.

On December 26, 2006, Gerald F. Sopp, accepted appointment as Executive Vice President and Chief Financial Officer of the registrant, DNB Financial Corporation (“DNB”). Mr. Sopp’s appointment and his employment with DNB were effective January 2, 2007.

In addition to these important changes, management is in the process of expanding its lending and support staff to facilitate loan growth as part of its balance sheet restructuring plan. DNB believes that these changes will be integral to achieving its long-term strategic goals.

2. DNB’s Retail Bank

In order to support the Bank’s five-year strategic plan, which calls for strong growth in deposits, loans and fee income, a new position was created in each branch, a Personal Banker. A majority of DNB’s Personal Bankers are licensed in life and health insurance. Some are also Series 6 and 63 securities license holders. With these licenses and the knowledge that goes with them, these staff members are better equipped to discuss the broad range of their clients’ needs and can provide them more tailored financial solutions. On April 26, 2006 the Bank signed an agreement to lease a parcel of land in Chadds Ford township, Delaware County, Pennsylvania, for the purpose of developing the premises to accommodate a future branch. The Bank expects to begin operations of the new branch in May of 2007.

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

Management uses significant estimates to determine the allowance for credit losses. Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB’s control, management’s estimate of the amount necessary to absorb allowance for credit losses and actual credit losses could differ. DNB’s current judgment is that the valuation of the allowance for credit losses remains appropriate at December 31, 2006.

2. Realization of deferred income tax items. Estimates of deferred tax assets and deferred tax liabilities make up the asset category titled “net deferred taxes”. These estimates involve significant judgments and assumptions by management, which may have a material impact on the carrying value of net deferred tax assets for financial reporting purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance would be established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available. For a more detailed description of these items, refer to Footnote 11 (Federal Income Taxes) to DNB’s audited consolidated financial statements for the fiscal year ended December 31, 2006.

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

VIII. 2006 Financial Results

A. Liquidity

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes. DNB’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding. Primary liquidity includes investments, Federal funds sold, and interest-bearing cash balances, less pledged securities. DNB also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios. In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $127.0 million. Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

As of December 31, 2006, deposits totaled $381.0 million, up $41.4 million from $339.6 million at December 31, 2005. There were approximately $103.0 million in certificates of deposit scheduled to mature during the next twelve months. At December 31, 2006, DNB had $62.1 million in un-funded loan commitments. In addition, there were $7.6 million in un-funded letters of credit. Management anticipates the majority of these commitments will be funded by means of normal cash flows.

The following table sets forth the composition of DNB’s deposits at the dates indicated.

Deposits By Major Classification
(Dollars in thousands)	December 31
	2006	2005	2004	2003	2002
Non-interest-bearing deposits	$50,852	$51,407	$53,402	$52,788	$45,117
Interest-bearing deposits:
NOW	82,579	78,664	79,527	67,158	50,400
Money market	66,352	45,390	42,199	55,412	59,457
Savings	54,956	77,216	77,897	46,630	39,569
Certificates	108,970	70,621	53,558	52,611	74,560
IRA	17,318	16,329	16,561	17,837	18,699
Total deposits	$381,027	$339,627	$323,144	$292,436	$287,802

B.  Capital Resources and Adequacy

Stockholders’ equity was $31.4 million at December 31, 2006 compared to $30.2 million at December 31, 2005. The increase was primarily the result of net income and other comprehensive income offset by cash dividends paid.

Management believes that the Corporation and the Bank have each met the definition of “well capitalized” for regulatory purposes on December 31, 2006. The Bank’s capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of the Corporation’s or the Bank’s overall financial condition or prospects. The Corporation’s capital exceeds the FRB’s minimum lever-age ratio requirements for bank holding companies (see additional discussion in Regulatory Matters - Footnote 17 to DNB’s consolidated financial statements).

Under federal banking laws and regulations, DNB and the Bank are required to maintain minimum capital as determined by certain regulatory ratios. Capital adequacy for regulatory purposes, and the capital category assigned to an institution by its regulators, may be determinative of an institution’s overall financial condition.

In addition, the Federal Reserve Bank (the “FRB”) leverage ratio rules require bank holding companies to maintain a minimum level of “primary capital” to total assets of 5.5% and a minimum level of “total capital” to total assets of 6%. For this purpose, (i) “primary capital” includes, among other items, common stock, certain perpetual debt instruments such as eligible Trust Preferred Securities, contingency and other capital reserves, and the allowance for credit losses, (ii) “total capital” includes, among other things, certain subordinated debt, and “total assets” is increased by the allowance for credit losses. DNB’s primary capital ratio and its total capital ratio are both 8.3%. Based on the foregoing, as of December 31, 2006, both DNB and the Bank would be deemed to be “well capitalized” for regulatory purposes.

C.  Results of Operations

1. Summary of Performance

(a) Summary of Results

For the year ended December 31, 2006, DNB reported net income for the 2006 full year of $1.7 million versus $2.1 million for 2005. Per share earnings on a fully diluted basis were $0.69 down from $0.96 for the prior year.

While loans and deposits and net interest income grew in 2006, DNB’s earnings were impacted by the general economic conditions challenging all commercial banking institutions - the inverted yield curve and increased pricing competition on loans and deposits. In addition, earnings were further depressed by a $2.1 million increase in non interest expense to $16.5 million. This increase was due almost entirely to strategic moves designed to increase future revenue and improve profitability:

•	The addition of experienced revenue producing personnel in the lending and retail divisions.
•	Increased consulting expenses in connection with the efficiency project announced in the second quarter.
•	The cost of new offices in Newtown Square and West Chester.
•	Costs related to the opening of a new office in Chadds Ford in 2007.

DNB has focused on building franchise value in 2006 by investing in strategies that will improve earnings and increase market share in the future. DNB has grown deposits in spite of a difficult environment and with an experienced lending staff in place we’ll continue to see steady loan growth. The efficiencies initiated in 2006 will be fully realized in 2007 resulting in lower costs and greater productivity, positioning DNB well for improved earnings in 2007 and beyond.

(b)  Significant Events, Transactions and Economic Changes Affecting Results

Despite a great many challenges in 2006, DNB made tremendous strides in positioning itself for future growth and profitability. Some of the accomplishments include the following:

•
A company-wide initiative to improve efficiency and enhance the customer’s experience. Brintech, Inc., a nationally recognized bank-consulting firm was hired to assist in this study. As a result of this initiative, DNB developed ways to more effectively utilize technology, streamline processes and procedures, and maximize the effectiveness of all employees. Fourteen full-time positions were eliminated, saving approximately $575,000 in salaries and benefits, with a majority of the staff reductions coming through attrition.

•
A realignment of the organization to provide a keen focus on customer relationships and operational excellence. The Chairman and CEO assumed direct responsibility for managing all customer contact staff and the President and COO was made responsible for managing all operational areas as well as assuming responsibilities of the Chief Credit Officer. This division of responsibilities will provide the appropriate level of management attention to truly differentiate DNB from its competitors.

•
A new merchandising program was implemented , throughout DNB’s branch network, with the objective of strengthening the customers’ perception of the DNB First brand, increase sales, improve customer awareness of the many products and services DNB offers, provide an interesting and professional sales environment and a clear and consistent message supporting its brand. DNB has received positive feedback on this program from its customers and staff.

(c) Trends and Uncertainties

Since June 2004, the federal funds rate target has been raised 16 times, by a total of 400 basis points. However, in part because of continued strong demand for U.S. Treasury and agency debt by foreign investors, long-term U.S. interest rates have been slower to rise. The result has been a significant flattening of the Treasury yield curve, to the point where it has actually become inverted. The average spread between 10-year U.S. Treasury yields and the federal funds rate has declined from 3.72% as recently as May 2004 to -0.58% in December 2006. The inverted yield curve, along with heightened competition for loans and deposits, has put downward pressure on the average net interest margin of most financial institutions. DNB’s profitability depends largely on our net interest margin. Continued downward pressure could have a significant impact on the future earnings of DNB.

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

2006 Results Compared to 2005 Results

In 2006, DNB continued its progress to reposition its balance sheet as net interest income increased year-over-year by $767,000 to $14.9 million. This increase was primarily due to a higher volume of interest-earning assets with higher yields offset by an increased cost of funds on interest-bearing liabilities. The higher volume of interest-earning assets was attributable to strong loan growth offset by investment portfolio run-off. The higher yield on the interest-earning assets as well as the increased cost of funds on interest-bearing liabilities was a result of a rising interest rate environment as the Fed funds rate increased by 100 basis points since December 2005. The Fed funds rate was 5.25% at December 31, 2006.

Interest on loans and leases was $21.9 million for 2006 compared to $17.0 million for 2005. The average balance on loans and leases was $321.3 million with an average yield of 6.88% compared to an average balance of $259.1 million with an average yield of 6.58%. The increase in the average balance was the result of implementing DNB’s strategic plan to aggressively grow the balance sheet through loan originations, participations and purchases. This has been accomplished with the addition of key revenue producing personnel as well as by adding a loan production office in Newtown Square. The increase in yield was the result of the rising interest rate environment mentioned above.

Interest and dividends on investment securities was $6.0 and $6.2 million for 2006 and 2005, respectively. The average balance on investment securities was $141.0 million with an average yield of 4.70% in 2006 compared to $158.8 million with an average yield of 4.28% in 2005. The decrease in balance was the result of investment portfolio run-off, which was part of DNB’s strategic plan. The increase in yield was the result of DNB taking advantage of the interest rate environment to restructure a significant portion of its investment securities portfolio. In March 2005, DNB sold $73.3 million of structured securities, government agency preferred stock, longer-term municipal securities, as well as corporate securities. The majority of the proceeds received on the sale of these investments were re-invested into higher yielding agency mortgage-backed securities, agency bonds and municipal securities.

Interest on deposits was $8.1 million for 2006 compared to $4.5 million for 2005. The average balance of interest-bearing deposits was $308.6 million with an average rate of 2.63% for 2006 compared to $267.8 million with an average rate of 1.69% for 2005. The increase in average balance was primarily the result of aggressive marketing of deposit relationships in an effort to fund loan growth. The increase in rate was primarily the result of an increase in the cost of funds resulting from the rising interest rate environment.

Interest on FHLB advances was $2.9 million for 2006 compared to $3.3 million for 2005. The average balance on FHLB advances was $50.8 million with an average rate of 5.61% for 2006 compared to $59.5 million with an average rate of 5.51% for 2005. The decrease in the average balance was the result of FHLB borrowings that matured and were repaid. The increase in rate was the result of the FHLB borrowings that matured and were repaid were lower cost borrowings.

Interest on repurchase agreements was $1.5 million for 2006 compared to $821,000 for 2005. The average balance on repurchase agreements was $38.9 million with an average rate of 3.94% for 2006 compared to $30.6 million with an average rate of 2.69% for 2005. The increase in average balance was primarily the result of aggressive marketing of customer relationships resulting in a need to fund loan growth. The increase in rate was primarily the result of an increase in the cost of funds resulting from the rising interest rate environment.

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

3. Provision for Credit Losses

To provide for known and inherent losses in the loan and lease portfolio, DNB maintains an allowance for credit losses. There were no provisions for credit losses made during the periods ended December 31, 2006, 2005 and 2004, since management determined the allowance for credit losses was adequate based on its analysis.

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

2006 Results Compared to 2005 Results

Non-interest income was $3.4 million for 2006 compared to $2.4 Million for 2005. This increase was primarily due to DNB restructuring its investment portfolio in 2005 and when it reported a $699,000 pre-tax loss on the sale of securities. Additionally, the increase in non-interest income was also partly due to additional service charges on deposit accounts.

Service charges on deposit accounts were $1.7 million for 2006 compared to $1.4 million for 2005. This increase was primarily attributable to non-sufficient funds (“NSF”) fees, which increased $306,000 year-over-year.

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

2006 Results Compared to 2005 Results

Non-interest expense was $16.5 million for 2006 compared to $14.4 million for 2005.

Salary and employee benefits. Salary and employee benefits was $9.1 million for 2006 compared to $8.2 million for 2005. The increase was largely attributable to the substantial investment in key staff, principally revenue producing personnel. DNB continued to make significant progress by adding seasoned individuals who will provide DNB with additional leadership serving the Private Banking, Credit and Retail needs of our customers.

Furniture and equipment. Furniture and equipment expense was $1.4 million for 2006 compared to $1.2 million for 2005. The increase was primarily attributable to depreciation on additional equipment purchased at DNB’s new West Chester office as well as additional hardware and software upgrades made during 2006 for the bank.

Occupancy. Occupancy expense was $1.3 million for 2006 compared to $1.0 million for 2005. The increase was associated with an increase in rent expense resulting from a full years rent expense recognized in 2006, versus a partial years rent expense recognized in 2005 on new offices opened in 2005 in Newtown Square and West Chester. Additionally, on April 26, 2006 the Bank signed an agreement to lease a parcel of land in Chadds Ford township, Delaware County, Pennsylvania, for the purpose of developing the premises to accommodate a future branch. The Bank expects to begin operations of the new branch in May 2007, however, has been paying rent on the land since July 2006.

Professional and consulting. Professional and consulting expenses were $1.6 million for 2006 compared to $1.1 million for 2005. The primary reason for the increase was due expenses recognized relating to the efficiency project started in the second quarter of 2006. This project has helped to streamline many processes throughout the bank, which will help to decrease non-interest expense in the future along with a reduction of 14 full time equivalent employees. Additionally, DNB outsourced its internal audit function during 2006 and the cost of outsourcing is included in professional and consulting expenses for 2006.

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

Professional and consulting. Professional and consulting expenses were $1.1 million for 2005 compared to $823,000 for 2004. The primary reason for the increase was due to the following. First, a marketing firm was engaged to assist DNB with several marketing initiatives which includes (a) Providing a comprehensive analysis of DNB's product and service offerings, competitive position and customer profiles, including interviews with selected samples of customers of DNB and other financial institutions; (b) Consulting with and assisting DNB's management in establishing strategies for branding based on the foregoing analysis and research; (c) Assisting DNB with marketing, public relations and customer relations strategies to implement the new branding strategies. Second, DNB hired a third-party to assist in its efforts to comply with the provisions of the Sarbanes-Oxley Act. Third, fees associated with a third-party providing network support increased as a result of the growth in the Bank’s overall staff and other initiatives such as the opening DNB’s Newtown Square Loan Production Office and West Chester branch facilities as well as upgrading DNB’s network. Lastly, audit and legal expenses increased as the result of several initiatives designed to increase share ownership in the Company by management and employees. These initiatives included the implementation of DNB’s new Incentive Equity and Deferred Compensation Plan and incorporating the Company’s stock into the DNB First 401-k Retirement Plan

6. Income Taxes

2006 Results Compared to 2005 Results

Income tax expense was $41,000 for 2006 compared to a benefit of $89,000 for 2005. Income tax expense (benefit) for each period differs from the amount determined at the statutory rate of 34% due to tax-exempt income on loans and investment securities, DNB's ownership of BOLI policies and tax credits recognized on a low-income housing limited partnership. During 2005, DNB reversed a portion of the previously recorded valuation allowance for deferred tax assets and recognized a related income tax benefit of $308,000. Most of the reversal was associated with a tax gain recognized on the sale of two operations buildings as well as an additional reversal that was made in connection with the sale of agency preferred securities both of which are “Capital Assets” as defined under Internal Revenue Code Section 1221.

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

DNB was required to recognize other-than-temporary impairment under guidance provided by the Financial Accounting Standards Board (FASB 115) and the Securities and Exchange Commission (SEC). The perpetual preferred agency securities that DNB owned at December 31, 2004 (preferred stock) were “Capital Assets” as defined under Internal Revenue Code (IRC) Section 1221. In general, when the preferred stock securities would be sold or disposed of, any net gain or loss on such securities would generate a capital gain or capital loss. It was anticipated that the sale of the preferred stock securities would give rise to a realized capital loss for income tax purposes. Realized capital losses can only be used to offset capital gain income and not ordinary taxable income from operations (IRC Section 1211(a)). To the extent a corporate taxpayer is unable to utilize a net realized capital loss, such losses can be carried forward to each of the 5 taxable years succeeding such loss year (IRC Section 1212(a)(1)(B)). If unutilized after 5 taxable years, such capital losses will expire unused. Neither DNB, nor its wholly owned subsidiary DNB First, National Association, had a history of generating such capital gains within the past 3 tax years, nor did the management of DNB anticipate that it would generate such capital gains within five (5) years of the anticipated sale of these securities. When the impairment charge was recognized, DNB contemplated selling some or all of these securities during 2005. The 5 year period to recover the capital loss would start when these securities were sold. At December 31, 2004, DNB did not anticipate recognizing gains from the sale of any capital assets that it may have held as of this date (including these preferred stock securities) during the next 5 - 6 years. As a result, management determined that it was more likely than not that the income tax benefits associated with the above impairment write down would not be realizable and accordingly recorded a valuation allowance for deferred tax asset in the amount of $733,000.

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

DNB was required to recognize other-than-temporary impairment under guidance provided by the Financial Accounting Standards Board (FASB 115) and the Securities and Exchange Commission (SEC). The perpetual preferred agency securities that DNB owned at December 31, 2004 (preferred stock) were “Capital Assets” as defined under Internal Revenue Code (IRC) Section 1221. In general, when the preferred stock securities would be sold or disposed of, any net gain or loss on such securities would generate a capital gain or capital loss. It was anticipated that the sale of the preferred stock securities would give rise to a realized capital loss for income tax purposes. Realized capital losses can only be used to offset capital gain income and not ordinary taxable income from operations (IRC Section 1211(a)). To the extent a corporate taxpayer is unable to utilize a net realized capital loss, such losses can be carried forward to each of the 5 taxable years succeeding such loss year (IRC Section 1212(a)(1)(B)). If unutilized after 5 taxable years, such capital losses will expire unused. Neither DNB, nor its wholly owned subsidiary DNB First, National Association, had a history of generating such capital gains within the past 3 tax years, nor did the management of DNB anticipate that it would generate such capital gains within five (5) years of the anticipated sale of these securities. When the impairment charge was recognized, DNB contemplated selling some or all of these securities during 2005. The 5 year period to recover the capital loss would start when these securities were sold. At December 31, 2004, DNB did not anticipate recognizing gains from the sale of any capital assets that it may have held as of this date (including these preferred stock securities) during the next 5 - 6 years. As a result, management determined that it was more likely than not that the income tax benefits associated with the above impairment write down would not be realizable and accordingly recorded a valuation allowance for deferred tax asset in the amount of $733,000.

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

DNB’s investment portfolio (HTM and AFS securities) totaled $150.6 million at December 31, 2006, up 5% from $143.0 million at December 31, 2005.

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

Investment Maturity Schedule, Including Weighted Average Yield
(Dollars in thousands)	December 31, 2006
	Less than	1-5	5-10	Over	No Stated
Held to Maturity	1 Year	Years	Years	10 Years	Maturity	Total	Yield
US Government agency obligations	$1,000	$3,728	$—	$—	$—	$4,728	3.37%
US agency mortgage-backed securities	—	343	633	216	—	1,192	4.82
Collateralized mortgage obligations	—	—	—	6,929	—	6,929	3.61
State and municipal tax-exempt	—	291	1,200	4,591	—	6,082	3.61
Total	$1,000	$4,362	$1,833	$11,736	$—	$18,931	3.63%
Percent of portfolio	5%	23%	10%	62%	—%	100%
Weighted average yield	3.25%	3.41%	4.14%	3.66%	—%	3.63%

	Less than	1-5	5-10	Over	No Stated
Available for Sale	1 Year	Years	Years	10 Years	Maturity	Total	Yield
US Government agency obligations	$22,931	$26,840	$—	$—	$—	$49,771	5.00%
US agency mortgage-backed securities	—	—	3,534	45,688	—	49,222	4.64
State and municipal tax-exempt	—	2,573	1,479	28,553	—	32,605	4.06
Equity securities	—	—	—	—	38	38	3.20
Total	$22,931	$29,413	$5,013	$74,241	$38	$131,636	4.63%
Percent of portfolio	18%	22%	4%	56%	—%	100%
Weighted average yield	5.88%	4.16%	3.99%	4.48%	3.20%	4.63%

Composition of Investment Securities
(Dollars in thousands)
	December 31
	2006		2005
	Held to	Available	Held to	Available
	Maturity	for Sale	Maturity	for Sale
US Government agency obligations	$4,728	$49,771	$10,586	$34,794
US agency mortgage-backed securities	1,192	49,222	1,586	56,181
Collateralized mortgage obligations	6,929	—	8,623	—
State and municipal tax-exempt	6,082	32,605	6,138	25,062
Equity securities	—	38	—	37
Total	$18,931	$131,636	$26,933	$116,074

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

Net loans and leases were $325.2 million at December 31, 2006, up $41.5 million or 14.6% from 2005. Commercial loans increased $16.4 million or 19.7% to $99.6 million, commercial leases decreased $900,000 or 3.8% to $23.0 million, residential mortgage loans increased $8.9 million or 20.4% to $52.6 million, consumer loans increased $6.4 million or 13.2% to $54.8 million and commercial mortgage loans increased $10.6 million or 11.9% to $99.5 million. The increase in the commercial loans and leases continues to reflect DNB’s commitment to commercial and residential development in Chester and Delaware counties as well as northern Delaware.

The following table sets forth information concerning the composition of total loans outstanding, net of the allowance for credit losses, as of the dates indicated.

Total Loan and Lease Outstanding, Net of Allowance for Credit Losses

(Dollars in thousands)	December 31
	2006	2005	2004	2003	2002
Residential mortgages	$52,636	$43,738	$18,677	$16,048	$26,120
Commercial mortgages	99,493	88,921	87,795	89,027	83,322
Commercial loans	99,572	83,156	63,595	54,587	48,151
Commercial leases	22,994	23,934	19,300	8,434	1,285
Consumer	54,771	48,381	43,210	35,457	28,707
Total loans and leases	329,466	288,130	232,577	203,553	187,585
Less allowance for credit losses	(4,226)	(4,420)	(4,436)	(4,559)	(4,546)
Net loans and leases	$325,240	$283,710	$228,141	$198,994	$183,039

The following table sets forth information concerning the contractual maturities of the loan portfolio, net of unearned income and fees. For amortizing loans, scheduled repayments for the maturity category in which the payment is due are not reflected below, because such information is not readily available.

Loan and Lease Maturities	December 31, 2006
(Dollars in thousands)	Less than 1 Year	1-5 Years	Over 5 Years	Total
Residential mortgages	$4,096	$28,230	$20,310	$52,636
Commercial mortgages	12,632	33,574	53,287	99,493
Commercial term loans	36,441	29,511	33,620	99,572
Commercial leases	1,848	20,618	528	22,994
Consumer loans	1,071	25,314	28,386	54,771
Total loans and leases	56,088	137,247	136,131	329,466

Loans and leases with fixed interest rates	10,524	76,387	51,387	138,298
Loans and leases with variable interest rates	45,564	60,860	84,744	191,168
Total loans and leases	$56,088	$137,247	$136,131	$329,466

3. Non-Performing Assets

Total non-performing assets decreased $529,000 to $821,000 at December 31, 2006, compared to $1.4 million at December 31, 2005. The decrease was primarily attributable to two loans associated with one customer totaling $882,000 that paid off in 2006. As a result of the decrease in non-performing loans, the non-performing loans to total loans ratio decreased to .25% at December 31, 2006 from .47% at December 31, 2005.  DNB has a significant level of commercial and commercial real estate loans and continues to work diligently to improve asset quality and position itself for possible economic downturns by tightening underwriting standards and improving lending policies and procedures. Non-performing assets have, and will continue to have, an impact on earnings, therefore management intends to continue working aggressively to reduce the level of such assets.

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

DNB’s Credit Policy Committee monitors the performance of the loan and lease portfolio to identify potential problem assets on a timely basis. Committee members meet to design, implement and review asset recovery strategies, which serve to maximize the recovery of each troubled asset. As of December 31, 2006, DNB had $5.3 million of loans, which, although performing at that date, are believed to require increased supervision and review; and may, depending on the economic environment and other factors, become non-performing assets in future periods. The amount of such loans at December 31, 2005 was $3.7 million. The majority of the loans are secured by commercial real estate, with lesser amounts being secured by residential real estate, inventory and receivables.

The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, (iii) troubled debt restructurings other than those included in items (i) and (ii), and (iv) OREO as a result of foreclosure or voluntary transfer to DNB.

Non-Performing Assets
(Dollars in thousands)	December 31
	2006	2005	2004	2003	2002
Non-accrual loans:
Residential mortgage	$—	$—	$117	$165	$285
Commercial mortgage	—	5	25	2,142	1,057
Commercial	42	1,017	231	233	1,758
Leases	38	83	—	—	—
Consumer	635	—	16	16	254
Total non-accrual loans	715	1,105	389	2,556	3,354
Loans 90 days past due and still accruing	106	245	36	472	514
Troubled debt restructurings	—	—	—	—	—
Total non-performing loans	821	1,350	425	3,028	3,868
Other real estate owned	—	—	—	—	—
Total non-performing assets	$821	$1,350	$425	$3,028	$3,868
Asset quality ratios:
Non-performing loans to total loans	0.3%	0.5%	0.2%	1.5%	2.1%
Non-performing assets to total assets	0.1	0.3	0.1	0.7	1.0
Allowance for credit losses to:
Total loans and leases	1.3	1.5	1.9	2.2	2.4
Non-performing loans and leases	514.7	327.3	1,043.8	150.5	117.5

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

DNB’s percentage of allowance for credit losses to total loans and leases was 1.28% at December 31, 2006 compared to 1.53% and 1.91% for the years ended December 31, 2005 and 2004, respectively. There were no provisions made during these years since management determined the allowance for credit losses was adequate and provided for known and inherent credit losses. Net charge-offs were $194,000 in 2006 compared to $16,000 and $123,000 in 2005 and 2004, respectively. The percentage of net charge-offs to total average loans and leases was .06%, .01% and 0.6% during the same respective periods.

Analysis of Allowance for Credit Losses
(Dollars in thousands)
	Year Ended December 31
	2006	2005	2004	2003	2002
Beginning balance	$4,420	$4,436	$4,559	$4,546	$4,809
Provisions	—	—	—	—	—
Loans charged off:
Real estate	—	—	—	(10)	—
Commercial	—	(31)	(8)	(302)	(221)
Leases	(360)	—	(75)	—	—
Consumer	(5)	(15)	(105)	(14)	(89)
Total charged off	(365)	(46)	(188)	(326)	(310)
Recoveries:
Real estate	8	6	16	111	18
Commercial	44	20	14	220	18
Leases	117	—	—	—	—
Consumer	2	4	35	8	11
Total recoveries	171	30	65	339	47
Ending balance	$4,226	$4,420	$4,436	$4,559	$4,546

The following table sets forth the composition of DNB’s allowance for credit losses at the dates indicated.

Composition of Allowance for Credit Losses
(Dollars in thousands)
	December 31
	2006		2005		2004		2003		2002
	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans
Real estate	$ 954	46%	$ 927	46%	$1,033	46%	$1,495	51%	$1,598	58%
Commercial*	1,155	30	1,220	29	1,640	27	1,752	27	1,943	26
Leases	1,191	7	1,132	8	952	8	450	4	77	1
Consumer	347	17	305	17	310	19	288	18	331	15
Unallocated	579	—	836	—	501	—	574	—	597	—
Total	$4,226	100%	$4,420	100%	$4,436	100%	$4,559	100%	$4,546	100%
*Includes commercial construction

5. Certain Regulatory Matters

Dividends payable to the Corporation by the Bank are subject to certain regulatory limitations. Under normal circumstances, the payment of dividends in any year without regulatory permission is limited to the net profits (as defined for regulatory purposes) for that year, plus the retained net profits for the preceding two calendar years. The sum of these items amounted to $1.9 million for the year ended December 31, 2006.

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

Please refer to Footnote 17 to DNB’s Consolidated Financial Statements on page 75 of this report for a table that summarizes required capital ratios and the corresponding regulatory capital positions of DNB and the Bank at December 31, 2006.

6. Off Balance Sheet Arrangements

In the normal course of business, various commitments and contingent liabilities are outstanding, such as guarantees and commitments to extend credit, borrow money or act in a fiduciary capacity, which are not reflected in the consolidated financial statements. Management does not anticipate any significant losses as a result of these commitments.

DNB had outstanding stand-by letters of credit totaling $7.6 million and unfunded loan and lines of credit commitments totaling $62.1 million at December 31, 2006.

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

Stand-by letters of credit are conditional commitments issued by DNB to guarantee the performance or repayment of a financial obligation of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risks involved in issuing letters of credit are essentially the same as those involved in extending loan facilities to customers. DNB holds various collateral to support these commitments.

DNB maintains borrowing arrangements with a correspondent bank and the FHLB of Pittsburgh, as well as access to the discount window at the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $127.0 million.

Approximately $96.8 million of assets are held by DNB Advisors in a fiduciary or agency -capacity. These assets are not assets of DNB, and are not included in the consolidated financial statements.

The following table sets forth DNB’s known contractual obligations as of December 31, 2006. The amounts presented below do not include interest.

	Payments Due by Period
		Less than	1-3	3-5	More than
(Dollars in thousands)	Total	1 Year	Years	Years	5 Years
Contractual Obligations
FHLB advances	$40,450	$450	$7,000	$23,000	$10,000
Repurchase agreements	45,120	45,120	—	—	—
Capital lease obligations	689	14	34	44	597
Operating lease obligations	3,701	519	956	576	1,650
Junior subordinated debentures	9,279	—	—	—	9,279
Total	$99,239	$46,103	$7,990	$23,620	$21,526

	Expiration by Period
		Less than	1-3	3-5	More than
(Dollars in thousands)	Total	1 Year	Years	Years	5 Years
Off Balance Sheet Obligations
Commitments to extend credit	$62,116	$13,795	$17,478	$11,896	$18,947
Letters of credit	7,607	3,360	4,181	—	66
Total	$69,723	$17,155	$21,659	$11,896	$19,013

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes Modified Duration of Equity and Economic Value of Equity ("EVE") models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different if rates change. Results falling outside prescribed ranges require action by management. At December 31, 2006 and December 31, 2005, DNB's variance in the economic value of equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the table below. The change as a percentage of the present value of equity with a 200 basis point increase or decrease at December 31, 2006 and December 31, 2005, was within DNB's negative 25% guideline.

	December 31, 2006			December 31, 2005
Change in rates	Flat	-200bp	+200bp	Flat	-200bp	+200bp
EVE	$48,771	$45,426	$43,466	$60,579	$55,559	$54,967
Change		(3,345)	(5,305)		(5,020)	(5,612)
Change as a % of assets		(0.6%)	(1.0%)		(1.1%)	(1.2%)
Change as a % of PV equity		(6.9%)	(10.9%)		(8.3%)	(9.3%)

Item 8.  Financial Statements and Supplementary Data

DNB Financial Corporation and Subsidiaries
Consolidated Statements of Financial Condition
(Dollars in thousands, except share data)

	December 31
	2006	2005
Assets
Cash and due from banks	$11,611	$14,421
Federal funds sold	12,616	7,762
Cash and cash equivalents	24,227	22,183
AFS Investment securities, at market value (amortized cost of $132,805
in 2006 and $117,580 in 2005)	131,636	116,074
HTM Investment securities (fair value $18,393 in 2006
and $26,213 in 2005)	18,931	26,933
Other investment securities	3,608	3,367
Total investment securities	154,175	146,374
Loans and leases	329,466	288,130
Allowance for credit losses	(4,226)	(4,420)
Net loans and leases	325,240	283,710
Office property and equipment, net	7,699	6,733
Accrued interest receivable	2,420	2,134
Bank owned life insurance	7,036	6,642
Core deposit intangible	358	407
Net deferred taxes	2,499	2,326
Other assets	1,588	2,537
Total assets	$525,242	$473,046
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$50,852	$51,407
Interest-bearing deposits:
NOW	82,579	78,664
Money market	66,352	45,390
Savings	54,956	77,216
Time	126,288	86,950
Total deposits	381,027	339,627
FHLB advances	55,450	53,850
Repurchase agreements	45,120	36,050
Junior subordinated debentures	9,279	9,279
Other borrowings	689	701
Total borrowings	110,538	99,880
Accrued interest payable	1,061	939
Other liabilities	1,205	2,414
Total liabilities	493,831	442,860
Commitments and contingencies (Note 15)
Stockholders’ Equity
Preferred stock, $10.00 par value;
1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value;
10,000,000 shares authorized; 2,711,438 and
2,701,040 issued, respectively	2,712	2,572
Treasury stock, at cost; 206,631 and 211,958 shares, respectively	(4,158)	(4,253)
Surplus	34,875	34,802
Accumulated deficit	(688)	(1,196)
Accumulated other comprehensive loss, net	(1,330)	(1,739)
Total stockholders’ equity	31,411	30,186
Total liabilities and stockholders’ equity	$525,242	$473,046
See accompanying notes to consolidated financial statements.

DNB Financial Corporation and Subsidiaries
Consolidated Statements of Operations
(Dollars in thousands)

	Year Ended December 31
	2006	2005	2004
Interest Income:
Interest and fees on loans and leases	$21,930	$16,988	$13,945
Interest and dividends on investment securities:
Taxable	4,699	5,063	4,949
Exempt from federal taxes	1,273	1,101	1,009
Tax-preferred dividends received deduction	—	57	266
Interest on cash and cash equivalents	347	218	64
Total interest income	28,249	23,427	20,233
Interest Expense:
Interest on NOW, money market and savings	4,257	2,438	1,141
Interest on time deposits	3,870	2,096	1,534
Interest on FHLB advances	2,852	3,278	3,626
Interest on repurchase agreements	1,535	821	145
Interest on junior subordinated debentures	716	562	277
Interest on other borrowings	138	118	110
Total interest expense	13,368	9,313	6,833
Net interest income	14,881	14,114	13,400
Provision for credit losses	—	—	—
Net interest income after provision for credit losses	14,881	14,114	13,400
Non-interest Income:
Service charges	1,668	1,362	1,323
Wealth management	707	712	633
Increase in cash surrender value of BOLI	244	214	208
Other-than-temporary impairment charge	—	—	(2,349)
Securities gains (losses)	13	(662)	(16)
Gain on sale of land	—	—	259
Other fees	782	730	533
Total non-interest income	3,414	2,356	591
Non-interest Expense:
Salaries and employee benefits	9,139	8,161	7,320
Furniture and equipment	1,380	1,248	1,204
Occupancy	1,256	968	868
Professional and consulting	1,606	1,117	823
Marketing	494	519	638
Printing and supplies	389	305	342
Other expenses	2,243	2,093	1,994
Total non-interest expense	16,507	14,411	13,189
Income before income taxes	1,788	2,059	802
Income tax expense (benefit)	41	(89)	504
Net Income	$1,747	$2,148	$298
Earnings per share:
Basic	$0.70	$0.97	$0.13
Diluted	$0.69	$0.96	$0.13
Cash dividends per share	$0.50	$0.47	$0.45
Weighted average common shares outstanding:
Basic	2,500,173	2,221,478	2,183,308
Diluted	2,517,769	2,249,110	2,218,023
See accompanying notes to consolidated financial statements.

DNB Financial Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(Dollars in thousands)

	Compre- hensive Income	Common Stock	Treasury Stock	Surplus	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total
Balance at January 1, 2004		$2,041	$(3,097)	$26,373	$1,092	$(1,037)	$25,372
Comprehensive Income:
Net income	$298	—	—	—	298	—	298
Other comprehensive income, net of tax:
Unrealized gains on investments	89	—	—	—	—	89	89
Total comprehensive income	$387
Reclass for other-than-temporary
impairment charge		—	—	—	—	889	889
Cash dividends		—	—	—	(981)	—	(981)
Cash payment for fractional shares		—	—	—	(9)	—	(9)
Issuance of stock dividends		103	—	2,570	(2,673)	—	—
Purchase of treasury shares		—	(1,391)	—	—	—	(1,391)
Exercise of stock options		26	—	445	—	—	471
Balance at December 31, 2004		2,170	(4,488)	29,388	(2,273)	(59)	24,738
Comprehensive Income:
Net income	$2,148	—	—	—	2,148	—	2,148
Other comprehensive loss, net of tax:
Unrealized losses on investments	(935)	—	—	—	—	(935)	(935)
Unrealized actuarial losses - pension	(745)	—	—	—	—	(745)	(745)
Total comprehensive income	$468
Release of unvested stock		3	—	88	—	—	91
Common stock issued		266	—	5,259	—	—	5,525
Cash dividends		—	—	—	(1,064)	—	(1,064)
Cash payment for fractional shares		—	—	—	(7)	—	(7)
Issuance of stock dividends		122	—	(122)	—	—	—
Purchase of treasury shares		—	(5)	—	—	—	(5)
Sale of treasury shares to 401-K plan		—	240	9	—	—	249
Exercise of stock options		11	—	180	—	—	191
Balance at December 31, 2005		2,572	(4,253)	34,802	(1,196)	(1,739)	30,186
Comprehensive Income:
Net income	$1,747	—	—	—	1,747	—	1,747
Other comprehensive loss, net of tax:
Unrealized gains on investments	222	—	—	—	—	222	222
Total comprehensive income	$1,969
Release of unvested stock		4	—	128	—	—	132
Cash dividends		—	—	—	(1,233)	—	(1,233)
Cash payment for fractional shares		—	—	—	(6)	—	(6)
Issuance of stock dividends		129	—	(129)	—	—	—
Adjustment to initially apply FASB Statement No. 158, net of tax		—	—	—	—	187	187
Purchase of treasury shares		—	(310)	—	—	—	(310)
Sale of treasury shares to 401-K plan		—	405	(12)	—	—	393
Exercise of stock options		7	—	61	—	—	68
Stock compensation tax benefit		—	—	25	—	—	25
Balance at December 31, 2006		$2,712	$(4,158)	$34,875	$(688	$(1,330))	$31,411
See accompanying notes to consolidated financial statements.

DNB Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31
	2006	2005	2004
Cash Flows From Operating Activities:
Net income	$1,747	$2,148	$298
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation, amortization and accretion	1,186	1,315	1,498
Unvested stock amortization	132	91	—
Securities (gains) losses	(13)	662	16
Gain on sale of land	—	—	259
Deferred gain on sale of buildings	—	(812)	—
Loss on other-than-temporary impairment	—	—	2,349
Increase in accrued interest receivable	(286)	(362)	(28)
Decrease in other assets	152	260	760
Tax benefit on exercised stock options	—	31	64
Increase in investment in BOLI	(244)	(197)	(208)
Increase in interest payable	122	16	23
Increase in deferred tax benefit	(384)	(518)	(131)
(Decrease) increase in other liabilities	(80)	(326)	25
Net Cash Provided By Operating Activities	2,332	2,308	4,925
Cash Flows From Investing Activities:
Proceeds from maturities and paydowns - AFS securities	12,907	23,161	49,245
Proceeds from maturities and paydowns - HTM securities	7,948	6,337	11,872
Purchase of AFS securities	(28,287)	(105,443)	(68,251)
Proceeds from sale of AFS - securities	—	95,780	9,469
Net (increase) decrease in other investments	(241)	662	753
Net increase in loans and leases	(41,530)	(55,569)	(29,147)
Purchase of BOLI	(150)	(150)	(150)
Proceeds from the sale of property and equipment	—	1,683	518
Purchase of property and equipment	(1,930)	(1,285)	(1,197)
Net Cash Used By Investing Activities	(51,283)	(34,824)	(26,888)
Cash Flows From Financing Activities:
Net increase in deposits	41,400	16,483	30,708
Increase (decrease) in FHLB advances	1,600	(7,800)	(21,350)
Proceeds from short term repurchase agreements	9,070	12,923	23,127
Increase in junior subordinated debentures	—	4,124	—
Decrease in lease obligations	(12)	(10)	(9)
Dividends paid	(1,239)	(1,071)	(990)
Proceeds from the issuance of common stock	—	5,525	—
Proceeds from issuance of stock under stock option plan	68	160	407
Tax benefit on exercised stock options	25	—	—
Sale (purchase) of treasury stock, net	83	244	(1,391)
Net Cash Provided By Financing Activities	50,995	30,578	30,502
Net Change in Cash and Cash Equivalents	2,044	(1,938)	8,539
Cash and Cash Equivalents at Beginning of Year	22,183	24,121	15,582
Cash and Cash Equivalents at End of Year	$24,227	$22,183	$24,121
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$13,246	$9,297	$6,810
Income taxes	153	101	458
Supplemental Disclosure of Non-cash Flow Information:
Change in unrealized losses on AFS securities	$337	$1,409	$1,482
Change in deferred taxes due to change in unrealized
losses on AFS securities	(115)	(474)	(504)
Increase in junior subordinated debentures	—	—	155
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Due From Banks —For purposes of the consolidated statement of cash flows, cash and due from banks, and federal funds sold are considered to be cash equivalents. Generally, federal funds are sold for one-day periods. DNB is required to maintain certain daily reserve balances in accordance with Federal Reserve Board requirements. The average reserve balance maintained at the Federal Reserve for the years ended December 31, 2006 and 2005 was approximately $43,016 and $391,000 respectively.

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

Trading Account (“TA”) — includes securities that are generally held for a short term in anticipation of market gains. Such securities would be carried at fair value with realized and unrealized gains and losses on trading account securities included in the statement of operations. DNB did not have any securities classified as TA during 2006, 2005 or 2004.

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

Other Investment Securities — includes investments in Federal Home Loan Bank (FHLB), Federal Reserve Bank (FRB) and Atlantic Central Bankers Bank (ACBB) stock which are carried at cost and are redeemable at par with certain restrictions. Investments in these stocks are necessary to participate in FHLB, FRB and ACBB programs.

Amortization of premiums and accretion of discounts for all types of securities are computed using a method approximating a level-yield basis.

Loans and Leases — Loans and leases are stated net of unearned discounts, unamortized net loan origination fees and the allowance for credit losses. Interest income is recognized on an accrual basis. The accrual of interest on loans and leases is generally discontinued when loans become 90 days past due or earlier when, in management’s judgment, it is determined that a reasonable doubt exists as to its collectibility. When a loan or lease is placed on non-accrual, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Additional interest payments on such loans or leases are generally applied to principal or recognized to income on a cash basis. A non-accrual loan or lease may be restored to accrual status when management expects to collect all contractual principal and interest due and the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms.

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

Allowance for Credit Losses — The allowance for loan and lease losses is an estimate of the credit loss risk in our loan and lease portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies," which requires that losses be accrued when it is probable that a loss has occurred at the balance sheet date and such loss can be reasonably estimated; and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which requires that losses be accrued on impaired loans based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. DNB’s credit loss allowance policies involve significant judgments and assumptions by management which may have a material impact on the carrying value of net loans and, potentially, on the net income recognized by DNB from period to period. The allowance for credit losses is based on management’s ongoing evaluation of the loan and lease portfolio and reflects an amount considered by management to be its best estimate of the amount necessary to absorb known and inherent losses in the portfolio. Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, diversification of the portfolios, delinquency statistics, results of loan review and related classifications, and historic loss rates. In addition, certain individual loans which management has identified as problematic are specifically provided for, based upon an evaluation of the borrower’s perceived ability to pay, the estimated adequacy of the underlying collateral and other relevant factors. In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for credit losses. They may require additions to the allowance based upon their judgments about information available to them at the time of examination. Although provisions are established and segmented by type of loan, based upon management’s assessment of their differing inherent loss characteristics, the entire allowance for credit losses is available to absorb losses in any category.

Management uses significant estimates to determine the allowance for credit losses. Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB’s control, management’s estimate of the amount necessary to absorb allowance for credit losses and actual credit losses could differ. DNB’s current judgment is that the valuation of the allowance for credit losses remains appropriate at December 31, 2006.

Other Real Estate Owned — Other real estate owned (“OREO”) consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties classified as OREO are reported at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the properties are capitalized and costs relating to holding the properties are charged to expense. DNB did not have any OREO at December 31, 2006 or December 31, 2005.

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

Income Taxes — DNB accounts for income taxes in accordance with the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. The Corporation files a consolidated Federal income tax return with the IRS.

Pension Plan — The Bank maintains a noncontributory defined benefit pension plan covering substantially all employees over the age of 21 with one year of service. Plan benefits are based on years of service and the employee’s monthly average compensation for the highest five consecutive years of their last ten years of service (see Note 14 - Benefit Plans).

Stock Option Plan — DNB has stock option plans for certain employees that were accounted for under the intrinsic value method prior to January 1, 2006. Because the exercise price at the date of the grant is equal to the market value of the stock, no compensation expense has been recognized. On January 1, 2006, DNB adopted SFAS 123R using the modified prospective transition method. SFAS 123R revised 2004 (SFAS 123R), “Share-Based Payment” replaced SFAS No. 123 (SFAS 123), “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and amended SFAS No. 95, “Statement of Cash Flows.’’ Under this transition method, compensation cost to be recognized beginning in the first quarter of 2006 would include: (a) compensation cost for the portion of share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payment awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods were not restated. DNB did not have any unvested options at January 1, 2006 as all options issued prior to this date vested immediately. Additionally, no new options were granted in 2006, therefore, DNB did not recognize any compensation cost related to options for 2006.

Had DNB determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, DNB’s net income and earnings per share would have been reduced to the proforma amounts for 2005 and 2004 presented below:

	Year Ended December 31
(Dollars in thousands, except per share data)	2005	2004
Net income - as reported	$2,148	$298
Less: Stock option expense	572	344
Proforma net income (loss)	$1,576	$(46)

EPS - diluted - as reported	$0.96	$0.13
Less: Stock option expense	.26	.16
Proforma earnings (loss) per share - diluted	$0.70	$(0.03)

Earnings Per Share (EPS) — Basic EPS is computed based on the weighted average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that could occur from the exercise of stock options and is computed using the treasury stock method. Stock options and awards for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the EPS calculation.

Earnings per share, dividends per share and weighted average shares outstanding have been adjusted to reflect the effects of the 5% stock dividend paid in December 2006, 2005 and 2004.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” This Statement amends FASB Statements No. 133 and No. 140. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement: a) permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. SFAS 155 is effective for DNB on January 1, 2007 and is not expected to have a material impact on DNB’s consolidated financial statements upon adoption.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. SFAS 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for DNB on January 1, 2007 and is not expected to have a material impact on DNB’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The statement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The statement also establishes a framework for measuring fair value by creating a three-level fair value hierarchy that ranks the quality and reliability of information used to determine fair value, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. The Statement is effective for DNB on January 1, 2008. DNB has not yet determined if the adoption of this statement will have a material impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan” (“SFAS 158”). SFAS 158 requires an employer to recognize on their balance sheet the funded status of its defined pension plans and other post-retirement plans as of December 31, 2006. An under-funded position would create a liability and an over-funded position would create an asset, with a correlating deferred tax asset or liability. The net impact would be an adjustment to equity as accumulated other comprehensive income (loss.) Employers must also recognize as a component of other comprehensive income (loss), net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period. DNB adopted the recognition and disclosure provisions of SFAS 158 on December 31, 2006. The effect of adopting SFAS 158 on DNB’s financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and amends SFAS 115 to, among other things, require certain disclosures for amounts for which the fair value option is applied. Additionally, this Statement provides that an entity may reclassify held-to-maturity and available-for-sale securities to the trading account when the fair value option is elected for such securities, without calling into question the intent to hold other securities to maturity in the future. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. DNB has not completed its assessment of SFAS 159 and the impact, if any, on the consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” - an interpretation of FASB Statement No. 109 (FIN 48).  This interpretation of SFAS No. 109 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The interpretation is effective for fiscal years beginning after December 15, 2006.  DNB has reserves related to certain of its tax positions, which would be subject to analysis under FIN 48.  DNB will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. DNB does not expect that the adoption of FIN 48 will have a significant impact on DNB’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). This guidance was issued to resolve diversity in current practice among registrants. The bulletin establishes that registrants must quantify the impact of correcting all misstatements on the financial statements by using both the rollover and iron curtain approaches to evaluate the errors. The rollover approach quantifies the misstatement based on the amount of the error originating in the current year income statement and the iron curtain approach quantifies a misstatement based on the amount of the error existing in the balance sheet at the end of the fiscal year. The bulletin contains guidance on correcting errors under the dual approach and transition guidance. SAB 108 is effective for the Company’s December 31, 2006 annual financial statements. The adoption of SAB 108 did not have a material impact on DNB’s financial position or results of operations.

In September 2006, the Emerging Issues Task Force issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS 106 (if, in substance, a postretirement benefit plan exits) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. This EITF is applicable to the Replacement Plan referenced in Note 14 on page 68. DNB is currently evaluating the effect that EITF No. 06-4 will have on its financial statements when implemented.

In September 2006, the Emerging Issues Task Force issued EITF 06-5, Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4. This consensus concludes that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. A consensus also was reached that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). The consensuses are effective for fiscal years beginning after December 15, 2006. This EITF is applicable to the BOLI already recognized in DNB’s statement of condition. DNB is currently evaluating the effect that EITF No. 06-5 will have on its financial statements when implemented.

2) INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities, as of the dates indicated, are summarized as follows:

	December 31, 2006
	Amortized	Unrealized	Unrealized	Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US government agency obligations	$4,728	$—	$(109)	$4,619
US agency mortgage-backed securities	1,192	2	(8)	1,186
Collateralized mortgage obligations	6,929	—	(431)	6,498
State and municipal tax-exempt	6,082	14	(6)	6,090
Total	$18,931	$16	$(554)	$18,393

Available For Sale
US government agency obligations	50,194	—	(423)	49,771
US agency mortgage-backed securities	50,023	68	(869)	49,222
State and municipal tax-exempt	32,551	215	(161)	32,605
Equity securities	37	1	—	38
Total	$132,805	$284	$(1,453)	$131,636

	December 31, 2005
	Amortized	Unrealized	Unrealized	Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US government agency obligations	$10,586	$—	$(181)	$10,405
US agency mortgage-backed securities	1,585	8	(10)	1,583
Collateralized mortgage obligations	8,623	—	(519)	8,104
State and municipal tax-exempt	6,138	10	(27)	6,121
Total	$26,933	$18	$(737)	$26,213

Available For Sale
US government agency obligations	35,229	—	(435)	34,794
US agency mortgage-backed securities	57,187	10	(1,016)	56,181
State and municipal tax-exempt	25,127	72	(137)	25,062
Equity securities	37	—	—	37
Total	$117,580	$82	$(1,588)	$116,074

Included in unrealized losses are market losses on securities that have been in a continuously unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The table below details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their values at December 31, 2006 and 2005.

	December 31, 2006
			Fair value	Unrealized	Fair value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
US Government agency obligations	$4,619	$(109)	$—	$—	$4,619	$(109)
Collateralized mortgage obligations	6,498	(431)	—	—	6,498	(431)
State and municipal tax-exempt	2,344	(6)	500	—	1,844	(6)
US agency mortgage-backed securities	658	(8)	324	(1)	334	(7)
Total	$14,119	$(554)	$824	$(1)	$13,295	$(553)

Available For Sale
US Government agency obligations	$49,771	$(424)	$14,991	$(6)	$34,780	$(418)
State and municipal tax-exempt	12,721	(160)	6,210	(82)	6,511	(78)
US agency mortgage-backed securities	43,199	(869)	567	(3)	42,632	(866)
Total	$105,691	$(1,453)	$21,768	$(91)	$83,923	$(1,362)

	December 31, 2005
			Fair value	Unrealized	Fair value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
US Government agency obligations	$10,405	$(181)	$—	$—	$10,405	$(181)
Collateralized mortgage obligations	8,104	(519)	—	—	8,104	(519)
State and municipal tax-exempt	785	(27)	785	(27)	—	—
US agency mortgage-backed securities	425	(10)	—	—	425	(10)
Total	$19,719	$(737)	$785	$(27)	$18,934	$(710)

Available For Sale
US Government agency obligations	$34,794	$(435)	$34,794	$(435)	$—	$—
State and municipal tax-exempt	13,200	(137)	13,200	(137)	—	—
US agency mortgage-backed securities	53,969	(1,016)	37,918	(532)	16,051	(484)
Total	$101,963	$(1,588)	$85,912	$(1,104)	$16,051	$(484)

DNB has $84 million in securities available for sale, which have had fair values below book value for at least twelve continuous months at December 31, 2006. The total unrealized loss of these securities was $1.4 million. The impaired securities consist of fixed and variable rate government agency MBS securities. The unrealized losses on the mortgage-related securities are attributed to extension risk resulting from slower prepayment speeds in a rising rate environment. Management believes that the impairment associated with these and all other securities, where fair value is below book value at December 31, 2006, is only temporary.

The amortized cost and estimated fair value of investment securities as of December 31, 2006, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid without penalties.

	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$1,000	$993	$22,984	$22,931
Due after one year through five years	4,362	4,252	29,814	29,413
Due after five years through ten years	1,833	1,833	5,140	5,013
Due after ten years	11,736	11,315	74,830	74,241
No stated maturity	-	-	37	38
Total investment securities	$18,931	$18,393	$132,805	$131,636

DNB sold $0, $95.8 million and $9.4 million of securities from the AFS portfolio during 2006, 2005 and 2004. Gains and losses resulting from investment sales, redemptions or calls were as follows:

	Year Ended December 31
(Dollars in thousands)	2006	2005	2004
Gross realized gains	$13	$509	$71
Gross realized losses	—	1,171	87
Net realized loss	$13	$(662)	$(16)

At December 31, 2006 and 2005, investment securities with a carrying value of approximately $101.9 million and $83.2 million, respectively, were pledged to secure public funds, repurchase agreements and for other purposes as required by law. See Footnote 7 regarding the use of certain securities as collateral.

(3) LOANS AND LEASES

	December 31
(Dollars in thousands)	2006	2005
Residential mortgage	$52,636	$43,738
Commercial mortgage	99,493	88,921
Commercial	99,572	83,156
Leases	22,994	23,934
Consumer	54,771	48,381
Total loans and leases	$329,466	$288,130
Less allowance for credit losses	(4,226)	(4,420)
Net loans and leases	$325,240	$283,710

Included in the loan portfolio are loans for which DNB has ceased the accrual of interest (i.e. Non-accrual loans). Loans of approximately $715,000, $1.1 million and $389,000 as of December 31, 2006, 2005 and 2004, respectively, were on a non-accrual basis. DNB also had loans of approximately $106,000, $46,000 and $36,000 that were 90 days or more delinquent, but still accruing as of December 31, 2006, 2005 and 2004, respectively. If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

	Year Ended December 31
(Dollars in thousands)	2006	2005	2004
Interest income which would have been recorded
under original terms	$56	$87	$31
Interest income recorded during the year	(28)	(8)	(5)
Net impact on interest income	$28	$79	$26

DNB had $3.7 million of loans, which, although performing at December 31, 2006, are believed to require increased supervision and review, and may, depending on the economic environment and other factors, become non-performing assets in future periods. There was $3.7 million of such loans at December 31, 2005. The majority of these loans are secured by commercial real estate with lesser amounts being secured by residential real estate, inventory and receivables.

DNB has a significant concentration of residential and commercial mortgage loans collateralized by first mortgage liens on properties located in Chester County. DNB did not have any concentration of loans to borrowers engaged in similar activities that exceed 10% of total loans at December 31, 2006, except for loans of approximately $49.9 million relating to commercial real-estate buildings. See Footnote 7 regarding the use of certain loans as collateral.

(4) ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses, for the years indicated, are as follows:

	Year Ended December 31
(Dollars in thousands)	2006	2005	2004
Beginning balance	$4,420	$4,436	$4,559
Provisions	—	—	—
Loans charged off	(5)	(46)	(113)
Leases charged off	(360)	—	(75)
Recoveries	171	30	65
Net (charge-offs) recoveries	(194)	(16)	(123)
Ending balance	$4,226	$4,420	$4,436

There were no provisions for credit losses made during the periods ended December 31, 2006, 2005 and 2004, since management determined the allowance for credit losses was adequate based on its analysis. For a detailed discussion on DNB’s reserving methodology, refer to “Item 1 - Determination of the allowance for credit losses which can be found under Critical Accounting Policies and Estimates”.

Impaired loans are those for which the Company has recorded a specific reserve. Information regarding impaired loans is presented as follows:

	Year Ended December 31
(Dollars in thousands)	2006	2005	2004
Total recorded investment	$641	$916	$216
Average recorded investment	962	1,118	1,083
Specific allowance allocation	76	442	—
Total cash collected	1,145	564	2,249
Interest income recorded	4	18	133

(5) OFFICE PROPERTY AND EQUIPMENT

	Estimated	December 31
(Dollars in thousands)	Useful Lives	2006	2005
Land		$611	$611
Buildings	5-31.5 years	7,065	5,927
Furniture, fixtures and equipment	2-20 years	11,468	10,675
Total cost		19,144	17,213
Less accumulated depreciation		(11,445)	(10,480)
Office property and equipment, net		$7,699	$6,733

Amounts charged to operating expense for depreciation for the years ended December 31, 2006, 2005 and 2004 amounted to $965,000, $867,000 and $838,000, respectively.

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

(6) DEPOSITS

Included in interest bearing time deposits are certificates of deposit issued in amounts of $100,000 or more. These certificates and their remaining maturities were as follows:

	December 31
(Dollars in thousands)	2006	2005
Three months or less	$14,420	$7,082
Over three through six months	15,147	4,539
Over six through twelve months	16,235	7,760
Over one year through two years	1,940	5,832
Over two years	575	3,666
Total	$48,317	$28,879

(7)  FHLB ADVANCES AND SHORT-TERM BORROWED FUNDS

DNB’s short-term borrowed funds consist of borrowings at the Federal Home Loan Bank (FHLB) of Pittsburgh, repurchase agreements and Federal funds purchased. Repurchase agreements and Federal funds purchased generally represent one-day borrowings. Borrowings at the FHLB consist of overnight and 90 day borrowings. DNB had $45.1 million with an average rate of 3.90% in repurchase agreements at December 31, 2006. DNB had $15.0 million in overnight FHLB borrowings at December 31, 2006.

In addition to short-term borrowings, DNB maintains other borrowing arrangements with the FHLB. DNB has a maximum borrowing capacity at the FHLB of approximately $127.0 million. At December 31, 2006, DNB had $40.5 million of outstanding advances, which mature at various dates through the year-ended December 31, 2015, as shown in the table below. The $40 million of advances maturing in 2009 and thereafter are convertible term advances and are callable, at the FHLB’s option, at various dates starting on January 25, 2007. If an advance is called by the FHLB, DNB has the option of repaying the borrowing, or continue to borrow at three month Libor plus 10-14 basis points, depending on the advance. FHLB advances may be collateralized by a pledge of unencumbered investment securities, certain mortgage loans or a lien on the Bank’s FHLB stock.

	December 31, 2006
	Weighted
(Dollars in thousands)	Average Rate	Amount
Due by December 31, 2007	3.57%	$450
Due by December 31, 2009	5.45	7,000
Due by December 31, 2011	5.84	23,000
Thereafter	5.86	10,000
Total	5.71%	$40,450

(8) CAPITAL LEASE OBLIGATIONS

Included in other borrowings is a long-term capital lease agreement, which relates to DNB’s West Goshen branch. As of December 31, 2006 the branch has a carrying amount of $503,000, net of accumulated depreciation of $247,000, and is included in the balance of office properties and equipment in the accompanying statements of financial condition. The following is a schedule of the future minimum lease payments, together with the present value of the net minimum lease payments, as of December 31, 2006:

(Dollars in thousands)
Year ended December 31	Amount
2007	$106
2008	106
2009	106
2010	106
2011	106
Thereafter	1,129
Total minimum lease payments	1,659
Less amount representing interest	(970)
Present value of net minimum lease payments	$689

(9) JUNIOR SUBORDINATED DEBENTURES

DNB has two issuances of junior subordinated debentures (the "debentures") as follows. The majority of the proceeds of each issuance were invested in DNB’s subsidiary, DNB First, National Association, to increase the Bank's capital levels. The junior subordinated debentures issued in each case qualify as a component of capital for regulatory purposes.

DNB Capital Trust I

DNB’s first issuance of junior subordinated debentures was on July 20, 2001. This issuance of debentures are floating rate and were issued to DNB Capital Trust I, a Delaware business trust in which DNB owns all of the common equity. DNB Capital Trust I issued $5.0 million of floating rate (6 month Libor plus 3.75%, with a cap of 12%) capital preferred securities to a qualified institutional buyer. The proceeds of these securities were used by the Trust, along with DNB's capital contribution, to purchase $5,155,000 principal amount of DNB's floating rate junior subordinated debentures. The preferred securities have been redeemable since July 25, 2006 and must be redeemed upon maturity of the debentures on July 25, 2031.

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

Deposits and Borrowings

The fair value of deposits with no stated -maturity, such as non-interest-bearing deposits, savings, NOW and money market accounts, is equal to the amount payable on demand at December 31, 2006 and 2005. The fair values of time deposits and borrowings are based on the present value of contractual cash flows. The discount rates used to compute present values are estimated using the rates currently offered for deposits of similar maturities in DNB’s marketplace and rates currently being offered for borrowings of similar maturities.

Off-balance-sheet Instruments

Off-balance-sheet instruments are primarily comprised of loan commitments, which are generally priced at market at the time of funding. Fees on commitments to extend credit and stand-by letters of credit are deemed to be immaterial and these instruments are expected to be settled at face value or expire unused. It is impractical to assign any fair value to these instruments. At December 31, 2006 and 2005, un-funded loan commitments totaled $62.1 million and $50.1 million, respectively. Stand-by letters of credit totaled $7.6 million and $7.0 million at December 31, 2006 and 2005, respectively.

The following tables summarize information for all on-balance-sheet financial instruments.

	December 31
	2006		2005
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Cash and Federal funds sold	$24,227	$24,227	$22,183	$22,183
Investment securities - AFS	131,636	131,636	116,074	116,074
Investment securities - HTM	18,931	18,393	30,673	29,954
Net loans and leases	325,240	319,190	283,710	288,379
Accrued interest receivable	2,420	2,420	2,134	2,134

Financial liabilities
Deposits	381,027	361,444	339,627	312,607
Borrowings	110,538	109,720	99,880	102,125
Accrued interest payable	1,061	1,061	939	939

(11)  FEDERAL INCOME TAXES

Income tax expense (benefit) was comprised of the following:

	Year Ended December 31
(Dollars in thousands)	2006	2005	2004
Current tax expense:
Federal	$425	$429	$635
State	—	—	—
Deferred income tax (benefit):
Federal	(384)	(518)	(131)
State	—	—	—
Income tax expense (benefit)	$41	$(89)	$504

The effective income tax rates of 2% for 2006, (4%) for 2005 and 63% for 2004 were different than the applicable statutory Federal income tax rate of 34%. The reason for these differences follows:

	Year Ended December 31
(Dollars in thousands)	2006	2005	2004
Federal income taxes at statutory rate	$608	$700	$273
Decrease resulting from:
Low income housing credits	(36)	(36)	(36)
Tax-exempt interest and dividend preference	(498)	(394)	(419)
Change in valuation allowance	29	(308)	733
Bank owned life insurance	(83)	(73)	(71)
Other, net increase (decrease)	21	22	24
Income tax (benefit) expense	$41	$(89)	$504

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31
(Dollars in thousands)	2006	2005
Deferred tax assets:
Allowance for credit losses	$1,437	$1,503
Unrealized losses on securities available for sale	398	512
Unrealized loss on pension obiligation	288	384
AMT credit carryforward	381	239
Low income housing tax credit carryforward	407	314
Capital loss disallowance	454	425
Unvested stock awards	76	31
Deferred gain on sale / leaseback on buildings	214	270
Deferred compensation (SERP)	38	—
Non accrued interest	146	87
Charitable contributions carryover	48	—
Joint venture difference	59	43
Total gross deferred tax assets	3,946	3,808

Deferred tax liabilities:
Depreciation	(272)	(333)
Pension expense	(293)	(327)
Tax bad debt reserve	(167)	(142)
Bank shares tax credit	(68)	(68)
Prepaid expenses	(193)	(187)
Total gross deferred tax liabilities	(993)	(1,057)
Valuation allowance	(454)	(425)
Net deferred tax asset	$2,499	$2,326

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

During 2006, DNB increased the valuation allowance for federal tax assets by $25,000 related to additional capital loss tax benefits that management believes will not be realized.

During 2006, DNB recorded an income tax benefit of $25,000 relating to the exercise of stock options by employees and directors. This benefit was credited to surplus. In addition, DNB had AMT and low-income housing tax credit (LIHC) carryforwards, as of December 31, 2006, of $381,000 and $407,000, respectively. The AMT credit carryforward has an indefinite life. The LIHC carryforward has a life of twenty years and will expire in the year 2023, if not used. DNB also has a charitable contribution carryover of $141,000 at December 31, 2006, which will expire on December 31, 2011 if not utilized.

(12)  EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur from the exercise of stock options and is computed using the treasury stock method. The difference between basic and diluted EPS, for DNB, is attributable to stock options and unvested stock. Stock options and unvested stock awards for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. At December 31, 2006, there were 115,202 anti-dilutive stock options outstanding as well as 13,528 anti-dilutive stock awards. At December 31, 2005, there were 90,000 anti-dilutive stock options outstanding and 16,884 anti-dilutive stock awards and at December 31, 2004 there were 41,500 anti-dilutive stock options outstanding. EPS, dividends per share, and weighted average shares outstanding have been adjusted to reflect the effect of the 5% stock dividend paid in December 2006. The dilutive effect of stock options on basic earnings per share is presented below.

	Year Ended December 31
	2006			2005			2004
(In thousands,
except share data)	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

Basic EPS
Income available to
common stockholders	$1,747	2,500	$0.70	$2,148	2,221	$0.97	$298	2,183	$0.13
Diluted EPS
Effect of dilutive common
stock options	—	18	(.01)	—	28	(.01)	—	35	—
Income available to
common stockholders	$1,747	2,518	$0.69	$2,148	2,249	$0.96	$298	2,218	$0.13

(13) OTHER COMPREHENSIVE (LOSS) -INCOME

The tax effects allocated to each component of “Other Comprehensive (Loss) Income” are as follows:

		Tax
	Before-Tax	Benefit	Net-of-Tax
(Dollars in thousands)	Amount	(Expense)	Amount
Year Ended December 31, 2006:
Unrealized losses on securities:
Unrealized holding gains
arising during the period	$348	$(118)	$230
Less reclassification for gains
included in net income	(13)	5	(8)
Other Comprehensive Income	$335	$(113)	$222

Year Ended December 31, 2005:
Unrealized losses on securities:
Unrealized holding losses
arising during the period	$(2,071)	$699	$(1,372)
Less reclassification for losses
included in net income	662	(225)	437
Unrealized actuarial losses - pension	(1,129)	384	(745)
Other Comprehensive Loss	$(2,538)	$858	$(1,680)

Year Ended December 31, 2004:
Unrealized losses on securities:
Unrealized holding gains
arising during the period	$1,497	$(508)	$989
Reclass for other-than-temporary
impairment charge	(1,347)	458	(889)
Less reclassification for losses
included in net income	16	(5)	11
Other Comprehensive Income	$134	$(45)	$89

(14) BENEFIT PLANS

Pension Plan

The Bank maintains a defined benefit pension plan (the “Plan”) covering all employees, including officers, who have been employed for one year and have attained 21 years of age. Prior to May 1, 1985, an individual must have attained the age of 25 and accrued one year of service. The Plan provides pension benefits to eligible retired employees at 65 years of age equal to 1.5% of their average monthly pay multiplied by their years of accredited service (maximum 40 years). The accrued benefit is based on the monthly average of their highest five consecutive years of their last ten years of service. The Plan generally covers only full-time employees.

Effective December 31, 2003, DNB amended its Plan so that no participants will earn additional benefits under the Plan after December 31, 2003. As a result of this amendment, no further service or compensation will be credited under the Plan after December 31, 2003. The Plan, although frozen, will continue to provide benefit payments and employees can still earn vesting credits until retirement.

The following table sets forth the Plan’s funded status, as of the measurement dates of December 31, 2006 and 2005 and amounts recognized in DNB’s consolidated financial statements at December 31, 2006 and 2005:

	December 31
(Dollars in thousands)	2006	2005
Projected Benefit obligation	$(6,850)	$(6,641)

Accumulated benefit obligation	(6,850)	(6,641)
Fair value of plan assets	6,866	6,475

Amounts recognized in the statement of financial position consist of:
Assets	16	963
Liabilities	—	1,129
Funded status	$16	$(166)

Amounts recognized in accumulated other comprehensive income consist of:
Net loss	847	1,129
Net transition obligation (asset)	—	—
Total	$847	$1,129

The amounts and changes in DNB’s pension benefit obligation and fair value of plan assets for the year ended December 31, 2006 are as follows:

	Year ended December 31
(Dollars in thousands)	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$6,641	$6,362
Interest cost	383	391
Actuarial loss	213	349
Benefits paid	(387)	(461)
Benefit obligation at end of year	$6,850	$6,641

Change in plan assets
Fair value of assets at beginning of year	$6,475	$6,552
Actual return on plan assets	778	384
Employer contribution	—	—
Benefits paid	(387)	(461)
Fair value of assets at end of year	$6,866	$6,475

The Plan’s assets are invested using an asset allocation strategy in units of certain equity, bond, real estate and money market funds.

Net periodic pension costs for the years indicated include the following components:

	Year Ended December 31
(Dollars in thousands)	2006	2005	2004
Service cost	$16	$21	$21
Interest cost	383	391	372
Expected return on plan assets	(409)	(414)	(402)
Amortization of transition asset	—	(1)	(19)
Recognized net actuarial loss	111	98	47
Net periodic cost	$101	$95	$19
Assumptions used:
Discount rate	5.75%	5.75%	6.00%
Rate of increase in compensation level	N/A	N/A	N/A
Expected long-term rate of return on assets	6.50	6.50	7.00

DNB’s estimated future benefit payments are as follows:

(Dollars in thousands)	Benefits
2007	$387
2008	386
2009	400
2010	401
2011	380
2012-2016	2,102

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

Supplemental Executive Retirement Plan for Chairman and Chief Executive Officer

On December 20, 2006, the Board of Directors of DNB Financial Corporation approved a Supplemental Executive Retirement Plan (also known as a SERP) for its Chairman and Chief Executive Officer, William S. Latoff. The purpose of the SERP is to provide Mr. Latoff a pension supplement beginning at age 70 for 10 years in approximately equal amounts each year and to compensate him for the loss of retirement plan funding opportunities from his other business interests because of his commitments to DNB as Chairman and CEO. Mr. Latoff was age 55 when DNB hired him as Chairman and CEO. Pursuant to the SERP, DNB proposes to make annual contributions of $70,000 prior to December 31 each year, commencing in 2006, until 2018, the year in which Mr. Latoff turns age 70, for a total of 13 installments. These contributions will be funded under a Trust Agreement (also known as a rabbi trust) between DNB Financial Corporation, as grantor, and its wholly owned subsidiary DNB First, National Association, as trustee, which was also approved by the Board of Directors of DNB Financial Corporation on December 20, 2006.

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

Participants are permitted to authorize pre-tax savings contributions, and beginning July 1, 2006, after-tax contributions, to a separate trust established under the 401(k) plan, subject to limitations on deductibility of contributions imposed by the Internal Revenue Code. The Bank makes matching contributions of $.25 for every dollar of deferred salary, up to 6% of each participant’s annual compensation. Each participant is 100% vested at all times in employee and employer contributions. The Corporation’s matching contributions to the 40l(k) plan was $94,000, $81,000 and $66,000 in 2006, 2005 and 2004, respectively.

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

DNB’s related expense associated with the Profit Sharing Plan was $252,000, $187,000 and $178,000 in 2006, 2005 and 2004, respectively.

Stock Option Plan

DNB has a Stock Option Plan for employees and directors. Under the plan, options (both qualified and non-qualified) to purchase a maximum of 612,732 shares of DNB’s common stock could be issued to employees and directors.

Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years. Vesting of options under the plan is determined by the Plan Committee. There were 112,763, 86,526 and 210,395 shares available for grant at December 31, 2006, 2005 and 2004, respectively.

The per share weighted-average fair value of stock options granted during 2005 and 2004 was $6.87 and $7.52 on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions used for grants for the years ended December 31:

	Year Ended December 31
(Dollars in thousands)	2005	2004
Dividend yield	1.99%	2.05%
Expected volatility	25.05	25.13
Risk-free interest rate	4.45	4.21
Expected lives (in years)	10.00	10.00

Stock option activity is indicated below. Stock options have been adjusted for the 5% stock dividends in December of 2006, 2005 and 2004.

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2004	180,857	$16.69
Granted	45,754	23.92
Exercised	(33,077)	14.16
Forfeited	(1,806)	22.68
Outstanding December 31, 2004	191,729	18.80
Granted	126,079	21.16
Exercised	(12,100)	13.24
Forfeited	(2,209)	23.89
Outstanding December 31, 2005	303,498	19.96
Granted	—	—
Exercised	(7,005)	9.59
Forfeited	(26,236)	21.41
Outstanding December 31, 2006	270,258	$20.09

The weighted-average price and weighted average remaining contractual life for the outstanding options are listed below for the dates indicated. All outstanding options are exercisable.

	December 31, 2006
		Weighted Average
Range of Exercise Prices	Number Outstanding	Exercise Price	Remaining Contractual Life
8.00-10.99	10,764	9.69	3.50 years
11.00-13.99	16,388	11.96	3.12 years
14.00-19.99	127,903	18.30	6.98 years
20.00-23.99	69,449	23.36	5.43 years
24.00-25.49	45,754	25.49	8.30 years
Total	270,258	$20.09	6.43 years

Stock-Based Compensation

DNB maintains an Incentive Equity and Deferred Compensation Plan. The plan provides that up to 231,525 (as adjusted for subsequent stock dividends) shares of common stock may be granted, at the discretion of the Board, to individuals of the Company. During 2006 and 2005, DNB granted 0 and 18,390 shares of unvested stock, issuable on the earlier of three years after the date of the grant or a change in control of DNB if the recipients are then employed by DNB (“Vest Date”). Upon issuance of the shares, resale of the shares is unvested for an additional two years, during which the shares may not be sold, pledged or otherwise disposed of. Prior to the Vest Date and in the event the recipient terminates association with DNB for reasons other than death, disability or change in control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant. Share awards granted by the plan were recorded at the date of award based on the market value of shares. Awards are being amortized to expense over the three-year cliff-vesting period. During this three-year period, DNB records compensation expense equal to the value of the shares being amortized. For the year ended December 31, 2006 and 2005, $133,000 and $92,000, respectively was amortized to expense. At December 31, 2006 and 2005, 218,659 and 213,797 shares were reserved for future grants under the plan. There were no shares granted prior to 2005.

Stock grant activity is indicated below. The shares have been adjusted for the 5% stock dividends in December 2005 and 2006.

Shares
Outstanding - January 1, 2005	—
Granted	18,390
Forfeited	(662)
Outstanding - December 31, 2005	17,728
Granted	—
Forfeited	(4,862)
Outstanding - December 31, 2006	12,866

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

DNB had outstanding stand-by letters of credit in the amount of approximately $7.6 million and un-funded loan and lines of credit totaling $62.1 million at December 31, 2006, of which, $66.8 million was variable rate and $2.9 million was fixed rate.

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

Stand-by letters of credit are conditional commitments issued by DNB to guarantee the performance or repayment of a financial obligation of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risks involved in issuing letters of credit are essentially the same as those involved in extending loan facilities to customers. DNB holds various collateral to support these commitments.

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

DNB maintains borrowing arrangements with a correspondent bank and the FHLB of Pittsburgh, as well as access to the discount window at the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $127.0 million.

Approximately $96.8 million of assets are held by DNB Advisors in a fiduciary or agency -capacity. These assets are not assets of DNB, and are not included in the consolidated financial statements.

DNB is a party to a number of lawsuits arising in the ordinary course of business. While any litigation causes an element of uncertainty, management is of the opinion that the liability, if any, resulting from the actions, will not have a material effect on the accompanying financial statements.

(16) PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of DNB Financial Corporation (parent company only) follows:

Condensed Statements of Financial Condition
(Dollars in thousands)	December 31
	2006	2005
Assets
Cash	$165	$299
Investment securities	38	37
Investment in subsidiary	40,725	39,489
Other assets	156	156
Total assets	$41,084	$39,981
Liabilities and Stockholders’ Equity
Liabilities
Junior subordinated debentures	$9,279	$9,279
Other liabilities	394	516
Total liabilities	9,673	9,795
Stockholders’ Equity	31,411	30,186
Total liabilities and stockholders’ equity	$41,084	$39,981

Condensed Statements of Operations
(Dollars in thousands)	Year Ended December 31
	2006	2005	2004
Income:
Equity in undistributed income (loss) of subsidiary	$1,221	$1,638	$(412)
Dividends from subsidiary	1,240	1,071	990
Total Income	2,461	2,709	578
Expenses:
Interest expense	714	561	277
Other expenses	—	—	3
Total expense	714	561	280
Net income	$1,747	$2,148	$298

Condensed Statements of Cash Flows
(Dollars in thousands)	Year Ended December 31
	2006	2005	2004
Cash Flows From Operating Activities:
Net income	$1,747	$2,148	$298
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in undistributed (income) loss of subsidiary	(1,221)	(1,638)	412
Unvested stock amortization	132	91	—
Net change in other liabilities	11	40	307
Net change in other assets	1	6	9
Net Cash Provided by Operating Activities	670	647	1,026
Cash Flows From Investing Activities:
Payments for investments in and advances to subsidiaries	258	(9,672)	—
Sale or repayment of investments in and advances to subsidiaries	3	33	—
Purchase of available for sale security	(1)	(37)	—
Sales and maturities of available for sale security	—	—	1,225
Net Cash Provided (Used) by Investing Activities	260	(9,676)	1,225
Cash Flows From Financing Activities:
Proceeds from advances from subsidiaries	—	4,124	—
Proceeds from issuance of common stock	485	5,965	346
Purchase of treasury stock	(310)	(5)	(1,391)
Dividends paid	(1,239)	(1,071)	(990)
Net Cash (Used) Provided by Financing Activities	(1,064)	9,013	(2,035)
Net Change in Cash and Cash Equivalents	(134)	(16)	216
Cash at Beginning of Period	299	315	99
Cash at End of Period	$165	$299	$315

(17) REGULATORY MATTERS

Dividends payable to the Corporation by the Bank are subject to certain regulatory limitations. Under normal circumstances, the payment of dividends in any year without regulatory permission is limited to the net profits (as defined for regulatory purposes) for that year, plus the retained net profits for the preceding two calendar years, which amounted to $1.9 million for the year ended December 31, 2006.

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

			For Capital		To Be Well Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation

December 31, 2006:
Total risk-based capital	$45,682	13.29%	$27,504	8.00%	$34,380	10.00%
Tier 1 capital	41,384	12.04	13,752	4.00	20,628	6.00
Tier 1 (leverage) capital	41,384	8.28	19,987	4.00	24,984	5.00
December 31, 2005:
Total risk-based capital	$43,752	13.77%	$25,422	8.00%	$31,778	10.00%
Tier 1 capital	39,773	12.52	12,711	4.00	19,067	6.00
Tier 1 (leverage) capital	39,773	8.61	18,468	4.00	23,085	5.00

DNB First, N.A.

December 31, 2006:
Total risk-based capital	$45,708	13.32%	$27,451	8.00%	$34,314	10.00%
Tier 1 capital	41,419	12.07	13,725	4.00	20,588	6.00
Tier 1 (leverage) capital	41,419	8.30	19,966	4.00	24,958	5.00
December 31, 2005:
Total risk-based capital	$43,770	13.79%	$25,389	8.00%	$31,736	10.00%
Tier 1 capital	39,797	12.54	12,695	4.00	19,042	6.00
Tier 1 (leverage) capital	39,797	8.63	18,450	4.00	23,063	5.00

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
DNB Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of DNB Financial Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DNB Financial Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the Corporation adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, effective January 1, 2006.

Philadelphia, Pennsylvania
March 20, 2007

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9a.  Controls and Procedures

DNB’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2006, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that DNB’s current disclosure controls and procedures are effective and timely, providing them with material information relating to DNB and its subsidiaries required to be disclosed in the report DNB files under the Exchange Act.

Item 9b.  Other Information

None

Part III

Item 10.  Directors and Executive Officers of the Registrant

The information required herein with respect to Registrant’s directors and officers is incorporated by reference to pages 4-7, 13-14 and 21-23 of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders, and the information required herein with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to page 6 of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders. The Registrant has adopted a Code of Ethics that applies to the Registrant’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Registrant’s current Code of Ethics is incorporated herein by reference as Exhibit 14 to this report.

Item 11.  Executive Compensation

The information required herein is incorporated by reference to pages 7-32 of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Information Regarding Equity Compensation Plans

The following table summarizes certain information relating to equity compensation plans maintained by the Registrant as of December 31, 2006:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans
approved by security holders:
1995 Stock Option Plan	270,258	$20.09	112,763
2004 Incentive Equity and
Deferred Compensation Plan	12,866	N/A	218,659
Equity compensation plans
not approved by security holders	—	—	—
Total	283,124	N/A	331,422

(b) The balance of the information required herein is incorporated by reference to page 2 of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions

The information required herein is incorporated by reference to pages 31-32 of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 14.  Principal Accountant Fees and Services

The information required herein is incorporated by reference to page 33 of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

Part IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements.

The consolidated financial statements listed below, together with an opinion of KPMG LLP dated March 20, 2007 with respect thereto, are set forth beginning at page 48 of this report under Item 8, “Financial Statements and Supplementary Data.”

DNB Financial Corporation and Subsidiaries:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition
Consolidated Statements of Operations
Consolidated Statements of Stockholder’s Equity and Comprehensive Income
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Selected Quarterly Financial Data (Unaudited)

(a)(2) Not applicable

(a)(3) Exhibits, pursuant to Item 601 of Regulation S-K.

The exhibits listed on the Index to Exhibits on pages 82 - 84 of this report are incorporated by reference or filed or furnished herewith in response to this Item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNB FINANCIAL CORPORATION

March 26, 2007
	BY:	/s/ William S. Latoff
William S. Latoff, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William J. Hieb	March 26, 2007
William Hieb, President and
Chief Operating Officer

/s/ Gerald F. Sopp	March 26, 2007
Gerald F. Sopp
Chief Financial Officer
(Principal Accounting Officer)

/s/ Thomas A. Fillippo	March 26, 2007
Thomas A. Fillippo
Director

/s/ Mildred C. Joyner	March 26, 2007
Mildred C. Joyner
Director

/s/ James J. Koegel	March 26, 2007
James J. Koegel
Director

/s/ Eli Silberman	March 26, 2007
Eli Silberman
Director

/s/ James H. Thornton	March 23, 2007
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
Amended and Restated Change of Control Agreements dated December 20, 2006 between DNB Financial Corporation and DNB First, N.A. and the following executive officers, each in the form filed herewith: Ronald K. Dankanich, Bruce E. Moroney, C. Tomlinson Kline III, and Richard J. Hartmann.

(b)**
1995 Stock Option Plan of DNB Financial Corporation (as amended and restated, effective as of April 27, 2004), filed on March 29, 2004 as Appendix A to Registrant’s Proxy Statement for its Annual Meeting of Stockholders held April 27, 2004, and incorporated herein by reference.

(c)*
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

(d)***
DNB Financial Corp. Incentive Equity and Deferred Compensation Plan, filed March 10, 2005 as item 10(i) to Form 10-K for the fiscal year-ended December 31, 2004 (No. 0-16667) and incorporated herein by reference.

	(e)*	Amended and Restated Change of Control Agreement among DNB Financial Corporation, DNB First, N.A. and William S. Latoff, dated December 20, 2006, filed herewith.
(f)*
Agreement of Lease dated February 10, 2005 between Headwaters Associates, a Pennsylvania general partnership, as Lessor, and DNB First, National Association as Lessee for a portion of premises at 2 North Church Street, West Chester, Pennsylvania, filed March 10, 2005 as Item 10(l) to Form 10-K for the fiscal year ended December 31, 2004 (No. 0-16667) and incorporated herein by reference, as amended by Addendum to Agreement of Lease dated as of November 15, 2005, filed March 23, 2006 as Item 10(l) to Form 10-K for the fiscal year ended December 31, 2005 (No. 0-16667) and incorporated herein by reference, and as further amended by Second Addendum to Agreement of Lease dated as of May 25, 2006, filed August 14, 2006 as Item 10(l) to Form 10-Q for the fiscal quarter ended June 30, 2006 (No. 0-16667) and incorporated herein by reference.

(g)
Marketing Services Agreement between TSG, INC., a Pennsylvania business corporation (the "Service Provider") for which Eli Silberman, a Director of Registrant, is the President and owner dated March 14, 2006, filed May 10, 2006 as Item 10(m) to Form 10-Q for the fiscal quarter ended March 31, 2006 (No. 0-16667) and incorporated herein by reference.

(h)**
Form of Stock Option Agreement for grants prior to 2005 under the Registrant’s Stock Option Plan, filed May 11, 2005 as Item 10(n) to Form 10-Q for the fiscal quarter ended March 31, 2005 (No. 0-16667) and incorporated herein by reference.

(i)**
Form of Nonqualified Stock Option Agreement for April 18, 2005 and subsequent grants under the Stock Option Plan, filed May 11, 2005 as Item 10(o) to Form 10-Q for the fiscal quarter ended March 31, 2005 (No. 0-16667) and incorporated herein by reference.

(j)
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

(k)
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

(l)*	Amended and Restated Change of Control Agreement among DNB Financial Corporation, DNB First, N.A. and William J. Hieb, filed herewith.
(m)**
Form of Nonqualified Stock Option Agreement for grants on and after December 22, 2005 under the Stock Option Plan, filed March 23, 2006 as Item 10(s) to Form 10-K for the fiscal year ended December 31, 2005 (No. 0-16667) and incorporated herein by reference.

(n)***
Deferred Compensation Plan For Directors of DNB Financial Corporation (adopted effective October 1, 2006), filed November 14, 2006 as Item 10(s) to Form 10-Q for the fiscal quarter ended September 30, 2006 (No. 0-16667) and incorporated herein by reference.

(o)***
DNB Financial Corporation Deferred Compensation Plan (adopted effective October 1, 2006), filed November 14, 2006 as Item 10(t) to Form 10-Q for the fiscal quarter ended September 30, 2006 (No. 0-16667) and incorporated herein by reference.

(p)***
Trust Agreement, effective as of October 1, 2006, between DNB Financial Corporation and DNB First, National Association (Deferred Compensation Plan), filed November 14, 2006 as Item 10(u) to Form 10-Q for the fiscal quarter ended September 30, 2006 (No. 0-16667) and incorporated herein by reference.

	(q)*	Change of Control Agreements among DNB Financial Corporation, DNB First, N.A. and each of the following executive officers, each in the form filed herewith: Albert J. Melfi, Jr. and Gerald F. Sopp.
	(r)***	DNB Financial Corporation Supplemental Executive Retirement Plan for William J. Latoff, dated as of December 20, 2006, filed herewith.
	(s)***	Trust Agreement effective as of December 20, 2006 between DNB Financial Corporation and DNB First, N.A. (William S. Latoff SERP), filed herewith.
	(t)*	DNB Offer Letter to Albert J. Melfi, Jr., dated November 10, 2006, filed herewith.
	(u)*	DNB Offer Letter to Gerald F. Sopp, dated December 20, 2006, filed herewith.
11
Registrant’s Statement of Computation of Earnings Per Share is set forth in Footnote 12 to Registrant’s consolidated financial statements at page 67 of this Form 10-K under Item 8, “Financial Statements and Supplementary Data,” and is incorporated herein by reference.

21		List of Subsidiaries, filed herewith.
23		Consent of KPMG LLP, filed herewith.
14
Code of Ethics as amended and restated effective February 23, 2005, filed March 10, 2005 as Item 10(m) to Form 10-K for the fiscal year ended December 31, 2004 (No. 0-16667) and incorporated herein by reference.

31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, filed herewith.
31.2		Rule 13a-14(a)/15d-14(a)Certification of Chief Financial Officer, filed herewith.
32.1		Section 1350 Certification of Chief Executive Officer, filed herewith.
32.2		Section 1350 Certification of Chief Financial Officer, filed herewith.
	*	Management contract or compensatory plan arrangement.
	**	Shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.
	***	Non-shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.

DNB FINANCIAL CORPORATION

CORPORATE HEADQUARTERS
4 Brandywine Avenue
Downingtown, PA 19335
Tel. 610-269-1040 Fax 484-359-3176
Internet http://www.dnbfirst.com

FINANCIAL INFORMATION
Investors, brokers, security analysts and others desiring financial information should contact
Gerald F. Sopp at 484-359-3143 or
gsopp@dnbfirst.com

AUDITORS
KPMG LLP
1601 Market Street
Philadelphia, PA 19103-2499

COUNSEL
Stradley, Ronon, Stevens and
Young, LLP
30 Valley Stream Parkway
Malvern, PA 19355

REGISTRAR AND STOCK TRANSFER AGENT
Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016
800-368-5948

MARKET MAKERS
Boenning & Scattergood, Inc.
800-842-8928
Ferris, Baker Watts, Inc.
877-840-0012
Janney Montgomery Scott, Inc.
800-526-6397
Ryan Beck & Company
800-223-8969

DIRECTORS

William S. Latoff
Chairman and Chief Executive Officer

James H. Thornton
Vice Chairman

Thomas A. Fillippo, Sr.
William J. Hieb
Mildred C. Joyner
James J. Koegel
Eli Silberman

DIRECTORS EMERITUS

Ellis Y. Brown III
Robert J. Charles
I. Newton Evans, Jr.
Thomas R. Greenleaf
Vernon J. Jameson
Ilario S. Polite
Henry F. Thorne

DNB FIRST, N.A.

DIRECTORS

William S. Latoff
Chairman and Chief Executive Officer

William J. Hieb
President and Chief Operating Officer

Thomas A. Fillippo
Mildred C. Joyner
James J. Koegel
Eli Silberman
James H. Thornton

 EXECUTIVE OFFICERS

William S. Latoff
Chairman and Chief Executive Officer

William J. Hieb
President and Chief Operating Officer

Ronald K. Dankanich
Executive Vice President
Operations, IT and HR

Richard J. Hartmann
Executive Vice President
Retail Banking and Marketing

Albert J. Melfi, Jr.
Executive Vice President
Chief Lending Officer

Gerald F. Sopp
Executive Vice President
Chief Financial Officer

Bruce E. Moroney
Executive Vice President
Chief Accounting Officer