Form 10-Q
period 2007-03-31
DNB FINANCIAL CORP /PA/
filed 2007-05-15
CIK 713671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: March 31, 2007
or

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 Par Value)	2,496,860
(Class)	(Shares Outstanding as of
May 14, 2007)

DNB FINANCIAL CORPORATION AND SUBSIDIARY

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

DNB Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition (Unaudited)

	March 31	December 31
(Dollars in thousands except share data)	2007	2006
Assets
Cash and due from banks	$9,126	$11,611
Federal funds sold	7,956	12,616
Cash and cash equivalents	17,082	24,227
AFS investment securities, at fair value (amortized cost of $112,678 and $132,805)	111,818	131,636
HTM investment securities (fair value of $18,061 and $18,393)	18,516	18,931
Other investment securities	2,956	3,608
Total investment securities	133,290	154,175
Loans and leases	329,954	329,466
Allowance for credit losses	(4,249)	(4,226)
Net loans and leases	325,705	325,240
Office property and equipment	7,825	7,699
Accrued interest receivable	2,351	2,420
Bank owned life insurance	7,093	7,036
Core deposit intangible	345	358
Net deferred taxes	2,292	2,499
Other assets	1,590	1,588
Total assets	$497,573	$525,242
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$47,841	$50,852
Interest-bearing deposits:
NOW	78,365	82,579
Money market	69,768	66,352
Savings	50,552	54,956
Time	127,026	126,288
Total deposits	373,552	381,027
FHLB advances	40,450	55,450
Repurchase agreements	39,622	45,120
Junior subordinated debentures	9,279	9,279
Other borrowings	685	689
Total borrowings	90,036	110,538
Accrued interest payable	975	1,061
Other liabilities	1,811	1,205
Total liabilities	466,374	493,831
Stockholders’ Equity
Preferred stock, $10.00 par value;
1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value;
10,000,000 shares authorized; 2,717,401 and 2,711,438 issued respectively	2,713	2,712
Treasury stock, at cost; 214,669 and 206,631 shares, respectively	(4,229)	(4,158)
Surplus	34,901	34,875
Accumulated deficit	(1,060)	(688)
Accumulated other comprehensive loss, net	(1,126)	(1,330)
Total stockholders’ equity	31,199	31,411
Total liabilities and stockholders’ equity	$497,573	$525,242
See accompanying notes to consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Operations (Unaudited)
(Dollars in thousands except share data)	Three Months Ended March 31,
	2007	2006
Interest Income:
Interest and fees on loans and leases	$5,792	$4,825
Interest and dividends on investment securities:
Taxable	1,229	1,192
Exempt from federal taxes	292	311
Interest on cash and cash equivalents	159	143
Total interest income	7,472	6,471
Interest Expense:
Interest on NOW, money market and savings	1,025	900
Interest on time deposits	1,475	731
Interest on FHLB advances	586	726
Interest on repurchase agreements	395	341
Interest on junior subordinated debentures	182	177
Interest on other borrowings	37	24
Total interest expense	3,700	2,899
Net interest income	3,772	3,572
Provision for credit losses	—	—
Net interest income after provision for credit losses	3,772	3,572
Non-interest Income:
Service charges on deposits	399	403
Wealth management fees	213	170
Increase in cash surrender value of BOLI	57	50
Gain on sale of securities	103	—
Other fees	196	192
Total non-interest income	968	815
Non-interest Expense:
Salaries and employee benefits	2,363	2,247
Furniture and equipment	370	339
Occupancy	368	302
Professional and consulting	286	269
Advertising and marketing	79	114
Printing and supplies	96	77
Other expenses	569	519
Total non-interest expense	4,131	3,867
Income before income taxes	609	520
Income tax expense	74	56
Net Income	$535	$464
Earnings per share:
Basic	$0.21	$0.19
Diluted	$0.21	$0.19
Cash dividends per share	$0.12	$0.12
Weighted average common shares outstanding:
Basic	2,502,601	2,491,587
Diluted	2,517,783	2,508,803

(Share data adjusted for 2006 5% dividend)
See accompanying notes to consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2007	2006
Cash Flows From Operating Activities:
Net income	$535	$464
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, amortization and accretion	296	329
Restricted stock amortization	28	34
Net gain on sale of securities	(103)	—
Decrease (increase) in interest receivable	69	(58)
Decrease (increase) in other assets	315	(50)
Increase in investment in BOLI	(57)	(49)
Decrease in interest payable	(86)	(34)
Increase in deferred tax benefit	(23)	(8)
Increase (decrease) in other liabilities	(158)	(216)
Net Cash Provided By Operating Activities	816	412
Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Sales	24,478	—
Maturities, repayments and calls	19,707	3,334
Purchases	(23,979)	—
Activity in held-to-maturity securities:
Maturities, repayments and calls	399	573
Net decrease in other investments	652	103
Net increase in loans and leases	(465)	(20,844)
Purchase of bank property and equipment, net	(381)	(823)
Net Cash Provided (Used) By Investing Activities	20,411	(17,657)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	(7,475)	21,540
Decrease in FHLB advances	(15,000)	—
Increase in short term repurchase agreements	(5,497)	2,102
Decrease in lease obligations	(4)	(3)
Dividends paid	(324)	(307)
Increase (decrease) in treasury stock	(72)	42
Net Cash (Used) Provided By Financing Activities	(28,372)	23,374
Net Change in Cash and Cash Equivalents	(7,145)	6,129
Cash and Cash Equivalents at Beginning of Period	24,227	22,183
Cash and Cash Equivalents at End of Period	$17,082	$28,312
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$3,786	$2,932
Income taxes	40	1
Supplemental Disclosure of Non-cash Flow Information:
Change in unrealized losses on AFS securities	$309	$235
Change in deferred taxes due to change in unrealized
losses on AFS securities	(105)	(82)

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, DNB First, National Association (the "Bank") have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior amounts not affecting net income are reclassified when necessary to conform with current period classifications. The results of operations for the three-month period ended March 31, 2007, are not necessarily indicative of the results, which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2006.

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

Effective January 1, 2006, DNB adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires DNB to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date. SFAS 123R supersedes SFAS 123 and APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires DNB to record compensation expense related to unvested stock awards as of December 31, 2006 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards. DNB had no unamortized stock option awards at December 31, 2006 as all stock options issued prior to December 31, 2006 were fully vested. Additionally, DNB did not issue any stock awards during the three-month period ended March 31, 2007. As a result, there was no compensation expense recorded during the three-month period ended March 31, 2007.

NOTE 2: EARNINGS PER SHARE

Basic earnings per share (“EPS”) are computed based on the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur from the exercise of stock options and is computed using the treasury stock method. The difference between basic and diluted EPS, for DNB, is attributable to stock options and unvested stock. Stock options and unvested stock awards for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. At March 31, 2007, there were 117,016 anti-dilutive stock options outstanding as well as 13,528 anti-dilutive stock awards. At March 31, 2006, there were 117,016 anti-dilutive stock options outstanding and 13,528 anti-dilutive stock awards. EPS, dividends per share, and weighted average shares outstanding have been adjusted to reflect the effect of the 5% stock dividend paid in December 2006. The dilutive effect of stock options on basic earnings per share is presented below.

	Three Months Ended			Three Months Ended
	March 31, 2007			March 31, 2006
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$535	2,503	$0.21	$464	2,492	$0.19
Effect of dilutive common stock equivalents - stock options	—	15	—	—	17	—
Diluted EPS
Income available to common stockholders after assumed conversions	$535	2,518	$0.21	$464	2,509	$0.19

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
(Dollars in thousands)	Net-of-Tax Amount	Net-of-Tax Amount
Net Income	$535	$464
Other Comprehensive Income:
Unrealized holding gains (losses) arising during the period	272	(153)
Reclassification for gains included in net income	(68)	—
Total Comprehensive Income	$739	$311

NOTE 4: COMPOSITION OF LOAN AND LEASE PORTFOLIO

The following table sets forth information concerning the composition of total loans and leases outstanding, as of the dates indicated.

	March 31,	December 31,
(Dollars in thousands)	2007	2006
Commercial mortgage	$104,174	$99,333
Commercial term and lines of credit	98,793	99,732
Consumer	54,881	54,771
Residential mortgage	51,324	52,636
Commercial leases	20,782	22,994
Gross loans and leases	329,954	329,466
Allowance for credit losses	(4,249)	(4,226)
Net loans and leases	$325,705	$325,240

NOTE 5: JUNIOR SUBORDINATED DEBENTURES

DNB has two issuances of junior subordinated debentures (the "debentures") as follows. The majority of the proceeds of each issuance were invested in DNB’s subsidiary, DNB First, National Association, to increase the Bank's capital levels. The junior subordinated debentures issued in each case qualify as a component of capital for regulatory purposes.

DNB Capital Trust I

DNB’s first issuance of junior subordinated debentures was on July 20, 2001. This issuance of debentures are floating rate and were issued to DNB Capital Trust I, a Delaware business trust in which DNB owns all of the common equity. DNB Capital Trust I issued $5 million of floating rate (6 month Libor plus 3.75%, with a cap of 12%) capital preferred securities to a qualified institutional buyer. The proceeds of these securities were used by the Trust, along with DNB's capital contribution, to purchase $5,155,000 principal amount of DNB's floating rate junior subordinated debentures. The preferred securities have been redeemable since July 25, 2006 and must be redeemed upon maturity of the debentures on July 25, 2031.

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

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

contribution, to purchase $4.1 million principal amount of DNB's floating rate junior subordinated debentures. The preferred securities are redeemable by DNB on or after May 23, 2010, or earlier in the event of certain adverse tax or bank regulatory developments. The preferred securities must be redeemed upon maturity of the debentures on May 23, 2035.

NOTE 6: RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” This Statement amends FASB Statements No. 133 and No. 140. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement: a) permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. SFAS 155 is effective for DNB on January 1, 2007 and did not have a material impact on DNB’s consolidated financial statements upon adoption.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. SFAS 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for DNB on January 1, 2007 and did not have a material impact on DNB’s consolidated financial statements.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” - an interpretation of FASB Statement No. 109 (FIN 48).  This interpretation of SFAS No. 109 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The interpretation is effective for fiscal years beginning after December 15, 2006.  DNB has reserves related to certain of its tax positions, which would be subject to analysis under FIN 48.  DNB has adopted FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. The adoption of FIN 48 did not have a significant impact on DNB’s consolidated financial statements.

In September 2006, the Emerging Issues Task Force issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS 106 (if, in substance, a postretirement benefit plan exits) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. This EITF is applicable to the Replacement Plan referenced in Note 9: Benefit Plans, below. The early adoption of EITF 06-4 resulted in a $583,000 net-of-tax charge to stockholders’ equity on January 1, 2007.

In September 2006, the Emerging Issues Task Force issued EITF 06-5, Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4. This consensus concludes that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. A consensus also was reached that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). The consensuses are effective for fiscal years beginning after December 15, 2006. This EITF is applicable to the BOLI already recognized in DNB’s statement of condition. The Company adopted EITF 06-5 on January 1, 2007 and there was no material impact on DNB’s financial position or results of operations.

NOTE 7: STOCK-BASED COMPENSATION

Stock Option Plan

DNB has a Stock Option Plan for employees and directors. Under the plan, options (both qualified and non-qualified) to purchase a maximum of 612,732 shares of DNB’s common stock could be issued to employees and directors.

Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years. The Plan Committee determines vesting of options under the plan. There were 132,510 and 112,763 options available for grant at March 31, 2007 and December 31, 2006, respectively.

Stock option activity for the three-month period ended March 31, 2007 is indicated below.
	Number Outstanding	Weighted Average Exercise Price
Outstanding January 1, 2007	270,258	$20.09
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	(19,747)	(21.67)
Outstanding March 31, 2007	250,511	$19.97

The weighted-average price and weighted average remaining contractual life for the outstanding options are listed below for the dates indicated. All outstanding options are exercisable.

March 31, 2007
Range of	Number	Weighted Average
Exercise Prices	Outstanding	Exercise Price	Remaining Contractual Life
$ 8.44-10.99	10,764	$9.69	3.25 years
11.00-13.99	16,388	11.96	2.88 years
14.00-19.99	119,871	18.30	6.60 years
20.00-23.99	57,735	23.24	4.66 years
24.00-25.49	45,753	25.49	8.05 years
Total	250,511	$19.97	6.03 years

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock Awards

DNB maintains an Incentive Equity and Deferred Compensation Plan. The plan provides that up to 231,525 (as adjusted for subsequent stock dividends) shares of common stock may be granted, at the discretion of the Board, to individuals of the Corporation. DNB did not grant any shares of restricted stock during the three-month period ended March 31, 2007. Shares already granted are issuable on the earlier of three years after the date of the grant or a change in control of DNB if the recipients are then employed by DNB (“Vest Date”). Upon issuance of the shares, resale of the shares is restricted for an additional two years, during which the shares may not be sold, pledged or otherwise disposed of. Prior to the Vest Date and in the event the recipient terminates association with DNB for reasons other than death, disability or change in control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant.

Share awards granted by the plan were recorded at the date of award based on the market value of shares. Awards are being amortized to expense over the three-year cliff-vesting period. DNB records compensation expense equal to the value of the shares being amortized. For the three-month period ended March 31, 2007, $28,000 was amortized to expense. At March 31, 2007, 218,659 shares were reserved for future grants under the plan.

Stock grant activity is indicated below. The shares have been adjusted for the 5% stock dividend in December 2006.

Shares
Outstanding - January 1, 2007	12,866
Granted	-
Forfeited	-
Outstanding - March 31, 2007	12,866

NOTE 8: INCOME TAXES

DNB adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. The adoption of FIN 48 did not impact our consolidated financial condition, results of operations or cash flows.

As of January 1, 2007, the Company had no material unrecognized tax benefits or accrued interest and penalties. It is the Company’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense. Federal and state tax years 2003 through 2006 were open for examination as of January 1, 2007.

NOTE 9: BENEFIT PLANS

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

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

changes, and the Bank may establish a trust for the purpose of funding the benefits to be provided under the Replacement Plan, or the Bank’s obligations under the Replacement Plan and similar agreements or plans which it may enter into or establish for the benefit of the Executive, other employees of the Bank, or both.

The Replacement Plan provides that if the Executive remains employed continuously by the Bank until age 65, he shall, upon his termination of employment for any reason other than Cause, receive an annual retirement benefit of $34,915, payable monthly, from the date of his termination of employment until his death. If Executive’s employment with the Bank terminates prior to age 65 for any reason other than Cause, he will be entitled to an annual retirement benefit payable monthly commencing the month after he reaches age 65 until his death, but in this event his annual retirement benefit will be equal to that proportion of the $34,915 annual benefit his actual years of service with the Bank bears to the years of service he would have completed had he remained employed continuously by the Bank until age 65. In either case, he will also be entitled to receive monthly a tax allowance calculated, subject to certain assumptions, to substantially compensate him for his federal and state income, employment and excise tax liabilities attributable to the retirement benefit and the tax allowance. DNB adopted EITF 06-4 on January 1, 2007 and recorded a $583,000 net-of-tax charge to stockholders’ equity applicable to this Replacement Plan.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF DNB'S BUSINESS AND BUSINESS STRATEGY

DNB Financial Corporation is a bank holding company whose bank subsidiary, DNB First, National Association (the “Bank”) is a nationally chartered commercial bank with trust powers, and a member of the Federal Reserve System. The FDIC insures DNB’s deposits. DNB provides a broad range of banking services to individual and corporate customers through its twelve community offices located throughout Chester and Delaware Counties, Pennsylvania. DNB is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. DNB funds all these activities with retail and business deposits and borrowings. Through its DNB Advisors division, the Bank provides wealth management and trust services to individuals and businesses. The Bank and its subsidiary, DNB Financial Services, Inc. through the name “DNB Financial Services,” make available certain non-depository products and services, such as securities brokerage, mutual funds, life insurance and annuities.

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

Continued Progress in Balance Sheet Repositioning. In 2006, DNB continued moving forward on its five year plan and increased loans and leases by $41.3 million or 14.4%. Commercial loans and leases increase $26.0 million and residential and consumer increased $15.3 million. Deposits grew $41.4 million or 12.19% and customer repurchase agreements grew $9.1 million or 25.16%. During the three-months ended March 31, 2007, loans remained relatively flat and deposits declined $7.5 million due to intense competition in the Chester county marketplace.

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

Management’s strategies are designed to direct DNB’s tactical investment decisions and support financial objectives. DNB’s most significant revenue source continues to be net interest income, defined as total interest income less interest expense, which through the three months ended March 31, 2007 accounted for approximately 80% of total revenue. To produce net interest income and consistent earnings growth over the long-term, DNB must generate loan and deposit growth at acceptable economic spreads within its market area. To generate and grow loans and deposits, DNB must focus on a number of areas including, but not limited to, the economy, branch expansion, sales practices, customer satisfaction and retention, competition, customer behavior, technology, product innovation and credit performance of its customers.

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

Consumer Spending.A large, long-term increase in consumer indebtedness has raised concerns that the next U.S. recession could originate in the household sector. The housing boom of recent years has resulted in a surge in new consumer debt, most of it in the form of mortgages. Consumers have gradually become more indebted over time, so much so that they are now spending more in aggregate than they earn. Home prices will not boom forever. Even a moderation in home-price growth would reduce the amount of new home equity added to the economy each year. This slower accumulation of wealth, coupled with rising interest rates that increase the cost of tapping that wealth, could soon begin to curtail the pace of U.S. consumer spending growth. Just as there has been a positive wealth effect from soaring home prices in recent years, the concern is that an end to the housing boom could result in a slowdown in consumer spending growth.

MATERIAL CHALLENGES, RISKS AND OPPORTUNITIES

The following is a summary of changes to material challenges, risks and opportunities DNB has faced during the three-month period ended March 31, 2007.

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

One measure of interest rate risk is net interest income simulation analysis. The ALCO utilizes simulation analysis, whereby the model estimates the variance in net interest income with a change in interest rates of plus or minus 300 basis points over a twelve-month period. Given today’s rising interest rate environment, our simulation model measures the effect that a 100 through 300 basis point increase in rates or the effect a 100 basis point decline would have on earnings. As of March 31, 2007, simulations indicate that net interest income would be within policy guidelines regardless of the direction of market rates.

Liquidity and Market Risk Management.Liquidity is the ability to meet current and future financial obligations. The Bank further defines liquidity as the ability to respond to deposit outflows as well as maintain flexibility to take advantage of lending and investment opportunities. The Bank’s primary sources of funds are operating earnings, deposits, principal and interest payments on loans, proceeds from loan sales, sales and maturities of mortgage-backed and investment securities, and FHLB advances. The Bank uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, mortgage prepayments, loan and security sales and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition.

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

Credit Risk Management.DNB defines credit risk as the risk of default by a customer or counter-party. The objective of DNB’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis as well as to limit the risk of loss resulting from an individual customer default. Credit risk is managed through a combination of underwriting, documentation and collection standards. DNB’s credit risk management strategy calls for regular credit examinations and quarterly management reviews of large credit exposures and credits experiencing credit quality deterioration. DNB’s loan review procedures provide objective assessments of the quality of underwriting, documentation, risk grading and charge-off procedures, as well as an assessment of the allowance for credit loss reserve analysis process.

Competition.In addition to the challenges related to the interest rate environment, community banks in Chester County have been experiencing increased competition from large regional and international banks entering DNB’s marketplace through mergers and acquisitions. Competition for loans and deposits has negatively affected DNB’s net interest margin. To compensate for the increased competition, DNB, like other area community banks, has aggressively sought and marketed customers who have been disenfranchised by these mergers. To attract these customers, DNB has introduced new deposit products, such as the Partnership Banking Program, the “Platinum” Account, the Executive and Employee Package as well as the Business Package. In addition, DNB has introduced Market Managers and Personal Bankers to serve the special banking needs of its clients.

 Bank Secrecy Act/OFAC/Patriot Act Implementation.Management of the Bank had previously determined that its BSA compliance program needed to be improved to a level commensurate with BSA, OFAC and Patriot Act related risks to which the Bank is exposed. An action plan was developed and implemented to strengthen the Bank’s compliance. It is management’s goal that these improvements to the BSA compliance program will address the Bank’s BSA compliance needs in order to establish the Bank as an institution that will not pose a target to those who would use the U.S. financial system to further criminal or terrorist ends. However, there is no assurance that the Bank’s improved compliance plan will eliminate all risks related to BSA, OFAC and Patriot Act because those regulatory requirements are dynamic and complex and must be continually reassessed in light of the changing environment in which they operate.

Deposit Insurance Reform Act of 2005.Pursuant to the Federal Deposit Insurance Reform Act of 2005, the FDIC merged the Bank Insurance Fund (BIF) and Savings Insurance Fund (SAIF) to form the Deposit Insurance Fund (DIF) effective March 31, 2007. On November 2, 2006, the FDIC set the designated reserve ratio for the deposit insurance fund at 1.25% of estimated insured deposits, and adopted final regulations to implement the risk-based deposit insurance assessment system mandated by the Deposit Insurance Reform Act of 2005, which is intended to more closely tie each bank's deposit insurance assessments to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, the FDIC will evaluate each institution's risk based on three primary factors -- supervisory ratings for all insured institution, financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have them. An institution’s assessment rate will depend upon the level of risk it poses to the deposit insurance system as measured by these factors. The new rates for most institutions will vary between 5 and 7 cents for every $100 of domestic insurable deposits. The new assessment rates took effect at the beginning of 2007. However, the Deposit Insurance Reform Act of 2005 provides credits to institutions that paid high premiums in the past to bolster the FDIC's insurance reserves, as a result of which the FDIC has announced that a majority of banks will have assessment credits to initially offset all of their premiums in 2007. Management believes that, after applying the 2007 assessment credits, the Bank will not be subject to net assessments in 2007. Management has not yet been able to reliably estimate the amount of the net assessment to which the Bank will be subject in 2007.

Material Trends and Uncertainties.The industry is experiencing an on-going and widespread trend of consolidation in response to shrinking margins, as well as competitive and economic challenges. In an effort to broaden market share by capitalizing on operational efficiencies, larger institutions have been acquiring smaller regional and community banks and thrifts. Chester County has witnessed many recent mergers due to attractive demographics, commercial expansion and other growth indicators. As a result of these factors, the operating environment is very competitive as Chester County hosts over 45 banks, thrifts and credit unions. In addition, brokerage firms, mutual fund companies and boutique investment firms are prevalent, given the county’s attractive demographics. This intense competition continually puts pressures on DNB’s margins and operating results as competitors offer a full range of loan, deposit and investment products and services. In addition, many of these competitors are much larger than DNB and consistently outspend the Bank in marketing to attract new customers and buy market share. DNB anticipates these pressures will continue and management will continue to work to mitigate adverse effects on operating results.

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

In management's opinion, the most critical accounting policies and estimates impacting DNB's consolidated financial statements are listed below. These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. For a complete discussion of DNB's significant accounting policies, see the footnotes to the Consolidated Financial Statements for the year ended December 31, 2006, included in DNB's 10-K for the year ended December 31, 2006.

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

Management uses significant estimates to determine the allowance for credit losses. Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB’s control, management’s estimate of the amount necessary to absorb credit losses and actual credit losses could differ. DNB’s current judgment is that the valuation of the allowance for credit losses remains adequate at March 31, 2007. For a description of DNB’s accounting policies in connection with its allowance for credit losses, see, “Allowance for Credit Losses”, in Management’s Discussion and Analysis.

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

FINANCIAL CONDITION

DNB's total assets were $497.6 million at March 31, 2007 compared to $525.2 million at December 31, 2006. The decline in total assets was primarily attributable to a decline in investment securities during the three month period ended March 31, 2007 as discussed below.

Investment Securities. Investment securities at March 31, 2007 were $133.3 million compared to $154.2 million at December 31, 2006. The decrease in investment securities was primarily due to $44.3 million in sales, principal pay-downs and maturities offset by the purchase of $24.2 million in investment securities.

Gross Loans and Leases. Loans and leases were $330.0 million at March 31, 2007 compared to $329.5 million at December 31, 2006. DNB’s loans remained relatively flat quarter-over-quarter as overall loan demand declined and intense competition for potential new loans intensified as a number of new financial institutions entered an already crowded Chester County marketplace. Commercial loans grew $3.9 million while residential real estate loans and commercial leases declined $1.3 million and $2.2 million respectively.

Deposits. Deposits were $373.6 million at March 31, 2007 compared to $381.0 million at December 31, 2006. Deposits declined $7.4 million or 2.0% during the three-month period ended March 31, 2007. A significant portion of this decrease was attributable to decreases of $8.2 million in DNB’s core deposits, offset by a $738,000 increase in time deposits.

Borrowings. Borrowings were $90.0 million at March 31, 2007 compared to $110.5 million at December 31, 2006. The decrease of $20.5 million or 18.5% was primarily due to a $15.0 million decrease in FHLB borrowings coupled with a $5.5 million decline in repurchase agreements. DNB paid down FHLB Borrowings by $15.0 million with cash flow from the investment portfolio. The decline in repurchase agreements was the result of seasonal outflow from some of DNB’s commercial customers’ accounts.

Stockholders’ Equity. Stockholders' equity was $31.2 million at March 31, 2007 compared to $31.4 million at December 31, 2006. The decrease in stockholders’ equity was primarily a result of a $583,000 net-of-tax charge on January 1, 2007 to stockholders’ equity in conjunction with DNB’s implementation of EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insure Arrangements (See Note 6-Recent Accounting Pronouncements on Page 8). This charge, in addition to cash dividends paid, was partially offset by year-to-date earnings.

RESULTS OF OPERATIONS

SUMMARY

Net income for the three-month period ended March 31, 2007 was $535,000 compared to $464,000 for the same period in 2006. Diluted earnings per share for the three-month period ended March 31, 2007 were $0.21 compared to $0.19 for the same period in 2006. Earnings per share in 2006 have been adjusted to reflect the effect of the 5% stock dividend paid in December 2006. The increase in net income for the latest three-month period compared to the same period in 2006 was primarily attributable to a $200,000 increase in net interest income and a $153,000 increase in non-interest income, which included a $103,000 securities gain and a $57,000 increase in wealth advisory income due to estate settlements. This was offset by a $264,000 increase in non-interest expense and $18,000 in income taxes. The increases in non-interest income and non-interest expense are discussed in detail below. The increase in net interest income was a result of growth in interest-earning assets offset by net interest margin compression. The net interest margin compression was a result of a rising interest rate environment, an inverted yield curve, and intense competition in DNB’s marketplace.

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

Net interest income for the three-month period ended March 31, 2007 was $3.8 million compared to $3.6 million for the same period in 2006. Interest income for the three-month period ended March 31, 2007 was $7.5 million compared to $6.5 million for the same period in 2006. The increase in interest income was primarily attributable to an increase of interest on loans and leases, which was a result of strong growth in the loan and lease portfolio. The yield on interest-earning assets for the first quarter in 2007 was 6.3%, compared to 5.8% for the same period in 2006. Interest expense for the three-month period ended March 31, 2007 was $3.7 million compared to $2.9 million for the same period in 2006. The increase in interest expense was primarily attributable to deposit and repurchase agreement account growth as well as higher rates on interest-bearing liabilities. The costs of deposits increased to 2.67% for the first quarter in 2007, compared to 1.92% for the same period in 2006. The net interest margin for the three-month period ended March 31, 2007 was 3.21%, compared to 3.23% for the same period in 2006.

Interest on loans and leases was $5.8 million for the three-month period ended March 31, 2007, compared to $4.8 million for the same period in 2006. The average balance of loans and leases was $333.0 million with an average yield of 7.00% for the three-month period ended March 31, 2007 compared to an average balance of $295.8 million with an average yield of 6.58% for the same period in 2006. The increase in the average balance is the result of management’s increased efforts towards growing DNB’s loan and lease portfolio as DNB has added additional commercial loan officers and business bankers to accomplish this growth. The increase in yield was primarily the result of a rising interest rate environment.

Interest and dividends on investment securities was $1.5 million for the three-month period ended March 31, 2007, compared to $1.5 million for the same period in 2006. The average balance on investment securities was $138.5 million with an average yield of 4.81% for the three-month period ended March 31, 2007 compared to $146.0 million with an average yield of 4.54% for the same period in 2006. The decrease in the average balance was part of DNB’s strategic plan to reduce the size of its investment portfolio. The increase in yield was primarily due to the investment of cash flows into higher yielding securities.

Interest expense was $3.7 million for the three-month period ended March 31, 2007, compared to $2.9 million for the same period in 2006. The increase of $802,000 was primarily attributable to higher rates on interest-bearing deposits and borrowings as well as deposit account growth. The average balance of deposits was $379.3 million with an average rate of 2.67% for the quarter-ended March 31, 2007 compared to $344.2 million with an average rate of 1.92% for the same period in 2006. The increase in the average balance was primarily the result of year-over-year increased deposit relationships through aggressive marketing efforts and the opening of a new branch in West Chester. The average balance of borrowings was $94.1 million with an average rate of 5.17% for the three-month period ended March 31, 2007 compared to $101.5 million with an average rate of 5.07% for the same period in 2006. The decrease in the average balance was attributable to declines in FHLB borrowings. The increase in rate was attributable to an increase in market rates resulting from an increase in the federal funds rate over the last twelve months. The composite cost of funds was 3.17% for the quarter ended March 31, 2007 compared to 2.64% for the same period in 2006.

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

DNB’s percentage of allowance for credit losses to total loans and leases was 1.29% at March 31, 2007 compared to 1.28% at December 31, 2006. Management believes that the allowance for credit losses was adequate and provided for known and inherent credit losses.

The following table summarizes the changes in the allowance for credit losses for the periods indicated.

(Dollars in thousands)	Three Months Ended March 31, 2007	Year Ended December 31, 2006	Three Months Ended March 31, 2006
Beginning balance	4,226	$4,420	$4,420
Provisions	—	—	—
Charge-offs	(8	(365	(129)
Recoveries	31	171	18
Ending balance	$4,249	$4,226	$4,309

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

Non-interest income for the three-month period ended March 31, 2007 was $968,000, compared to $815,000 for the same period in 2006. The $153,000 increase was primarily attributable to a $103,000 gain on the sale of securities and an increase of $57,000 in wealth advisory income due to estate settlements, offset by decreases in service charges on deposits and lower annuity fee income.

NON-INTEREST EXPENSE

Non-interest expense for the three-month period ended March 31, 2007 was $4.1 million compared to $3.9 million for the same period in 2006 resulting in a $264,000 increase quarter-over-quarter. Of the increase, $143,000 was attributable to a decrease in FASB 91 deferred costs on loans. Occupancy and Furniture & Equipment increased by $97,000, which was attributable to the addition of the West Chester and Chadds Ford offices. Non-interest expense to average assets was 3.30% for the quarter compared to 3.27% for the same quarter in 2006. The efficiency ratio was 83.83% for the quarter compared to 84.90% for the same quarter in 2006.

INCOME TAXES

Income tax expense for the three-month period ended March 31, 2007 was $74,000 compared to $56,000 for the same period in 2006. Income tax expense for each period differs from the amount determined at the statutory rate of 34% due to tax-exempt income on loans and investment securities, DNB's ownership of BOLI policies, and tax credits recognized on a low-income housing limited partnership.

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

Non-Performing Assets
(Dollars in thousands)	March 31, 2007	December 31, 2006	March 31, 2006
Loans and leases:
Non-accrual	$1,002	$715	$1,103
90 days past due and still accruing	177	106	91
Troubled debt restructurings	—	—	—
Total non-performing loans and leases	1,179	821	1,194
Other real estate owned	—	—	—
Total non-performing assets	$1,179	$821	$1,194

The following table sets forth DNB's asset quality and allowance coverage ratios at the dates indicated:

	March 31, 2007	December 31, 2006	March 31, 2006
Asset quality ratios:
Non-performing loans to total loans	0.4%	0.3%	0.4%
Non-performing assets to total assets	0.2	0.1	0.2
Allowance for credit losses to:
Total loans and leases	1.3	1.3	1.4
Non-performing loans and leases	360.5	514.7	360.7

Included in the loan and lease portfolio are loans for which DNB has ceased the accrual of interest. If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

	Three Months Ended	Year Ended	Three Months Ended
(Dollars in thousands)	March 31, 2007	December 31, 2006	March 31, 2006
Interest income which would have been
recorded under original terms	$20	$56	22
Interest income recorded during the period	(4)	(28)	(1)
Net impact on interest income	$16	$28	$21

Impaired loans are those for which the Company has recorded a specific reserve. Information regarding impaired loans is presented as follows:

	Three Months Ended	Year Ended	Three Months Ended
(Dollars in thousands)	March 31, 2007	December 31, 2006	March 31, 2006
Total recorded investment	$641	$641	$987
Average recorded investment	641	962	987
Specific allowance allocation	76	76	452
Total cash collected	9	$1,145	48
Interest income recorded	—	4	—

LIQUIDITY AND CAPITAL RESOURCES

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes. DNB’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding. As part of its liquidity management, DNB maintains assets that comprise its primary liquidity, which totaled $40.4 million at March 31, 2007. Primary liquidity includes investments, Federal funds sold, and interest-bearing cash balances, less pledged securities. DNB also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios. In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $128.0 million. Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

At March 31, 2007, DNB had $71.6 million in un-funded loan commitments. Management anticipates these commitments will be funded by means of normal cash flows. Certificates of deposit greater than or equal to $100,000 scheduled to mature in one year or less from March 31, 2007 totaled $46.4 million. Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in Federal funds sold or by pay-downs and maturities of loans and investments.

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

Management believes that the Corporation and the Bank have each met the definition of “well capitalized” for regulatory purposes on March 31, 2007. The Bank’s capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of the Corporation’s or the Bank’s overall financial condition or prospects. The Corporation’s capital exceeds the FRB’s minimum lever-age ratio requirements for bank holding companies (see additional discussion included in Footnote 17 of DNB’s 10-K).

Under federal banking laws and regulations, DNB and the Bank are required to maintain minimum capital as determined by certain regulatory ratios. Capital adequacy for regulatory purposes, and the capital category assigned to an institution by its regulators, may be determinative of an institution’s overall financial condition.

The following table summarizes data and ratios pertaining to the Corporation and the Bank's capital structure.
			For Capital		To Be Well Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation

March 31, 2007:
Total risk-based capital	$45,309	13.08%	$27,719	8.00%	$34,649	10.00%
Tier 1 capital	40,978	11.83	13,860	4.00	20,789	6.00
Tier 1 (leverage) capital	40,978	8.09	20,273	4.00	25,342	5.00
December 31, 2006:
Total risk-based capital	$45,682	13.29%	$27,504	8.00%	$34,380	10.00%
Tier 1 capital	41,384	12.04	13,752	4.00	20,628	6.00
Tier 1 (leverage) capital	41,384	8.28	19,987	4.00	24,984	5.00

DNB First, N.A.

March 31, 2007:
Total risk-based capital	$44,962	12.97%	$27,733	8.00%	$34,667	10.00%
Tier 1 capital	40,741	11.75	13,866	4.00	20,800	6.00
Tier 1 (leverage) capital	40,741	8.05	20,251	4.00	25,314	5.00
December 31, 2006:
Total risk-based capital	$45,708	13.32%	$27,451	8.00%	$34,314	10.00%
Tier 1 capital	41,419	12.07	13,725	4.00	20,588	6.00
Tier 1 (leverage) capital	41,419	8.30	19,966	4.00	24,958	5.00

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes Modified Duration of Equity and Economic Value of Equity ("EVE") models. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different if rates change. Results falling outside prescribed ranges require action by management. At March 31, 2007 and December 31, 2006, DNB's variance in the economic value of equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the table below. The change as a percentage of the present value of equity with a 200 basis point increase or decrease at March 31, 2007 and December 31, 2006, was within DNB's negative 25% guideline.

	March 31, 2007			December 31, 2006
Change in rates	Flat	-200bp	+200bp	Flat	-200bp	+200bp
EVE	$50,445	$39,196	$52,176	$48,771	$45,426	$43,466
Change		($11,249)	$1,731		(3,345)	(5,305)
Change as a % of assets		(2.4%)	.4%		(0.6%)	(1.0%)
Change as a % of PV equity		(22.3%)	3.4%		(6.9%)	(10.9%)

ITEM 4 - CONTROLS AND PROCEDURES

DNB’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2007, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that DNB’s current disclosure controls and procedures are effective and timely, providing them with material information relating to DNB and its subsidiaries required to be disclosed in the report DNB files under the Exchange Act.

Management of DNB is responsible for establishing and maintaining adequate internal control over financial reporting for DNB, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. There was no change in the DNB’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, DNB’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2006, filed with the Commission on March 26, 2007 (File No. 000-16667).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on repurchases by DNB of its common stock in each month of the quarter ended March 31, 2007:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2007 - January 31, 2007	5,500	$20.00	5,500	131,674
February 1, 2007 - February 31, 2007	—	—	—	—
March 1, 2007 - March 31, 2007	—	—	—	—
Total	5,500	$20.00	5,500	131,674

(a)
On July 25, 2001, DNB authorized the buyback of up to 192,938 shares of its common stock over an indefinite period. On August 27, 2004, DNB increased the buyback from 192,938 to 376,228 shares of its common stock over an indefinite period. This number has been adjusted to reflect the 5% stock dividend issued in December 2006. The foregoing figures have been adjusted for stock dividends that have occurred since the date of each authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K.

The exhibits listed on the Index to Exhibits on pages 25-27 of this report are incorporated by reference or filed or furnished herewith in response to this Item.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNB FINANCIAL CORPORATION

May 15, 2007	BY:	/s/ William S. Latoff
William S. Latoff, Chairman of the Board and Chief Executive Officer

May 15, 2007	BY:	/s/ Gerald F. Sopp
Gerald F. Sopp, Chief Financial Officer and Executive Vice President

Index to Exhibits

Exhibit No. Under Item 601 of Regulation S-K		Description of Exhibit and Filing Information

3	(i)	Amended and Restated Articles of Incorporation, as amended effective June 15, 2001, filed on August 14, 2001, as Item 6(a) to Form 10-Q (No. 0-16667) and incorporated herein by reference.
	(ii)	By-laws of the Registrant as amended December 19, 2001, filed on March 24, 2002 at Item 3b to Form 10-K for the fiscal year ended December 31, 2001 (No. 0-16667) and incorporated herein by reference.
4
Registrant has certain debt obligations outstanding, for none of which do the instruments defining holders rights authorize an amount of securities in excess of 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. Registrant agrees to furnish copies of such agreements to the Commission on request.

10	(a)*
Amended and Restated Change of Control Agreements dated December 20, 2006 between DNB Financial Corporation and DNB First, N.A. and the following executive officers, each in the form filed March 26, 2007 as item 10(a) to Form 10-K for the fiscal year-ended December 31, 2006 (No. 0-16667) and incorporated herein by reference: Ronald K. Dankanich, Bruce E. Moroney, C. Tomlinson Kline III, and Richard J. Hartmann.

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

(d)***
DNB Financial Corp. Incentive Equity and Deferred Compensation Plan filed March 10, 2005 as item 10(i) to Form 10-K for the fiscal year-ended December 31, 2004 (No. 0-16667) and incorporated herein by reference.

(e)*
Amended and Restated Change of Control Agreement among DNB Financial Corporation, DNB First, N.A. and William S. Latoff, dated December 20, 2006, filed March 26, 2007 as item 10(e) to Form 10-K for the fiscal year-ended December 31, 2006 (No. 0-16667) and incorporated herein by reference.

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

(l)*
Amended and Restated Change of Control Agreement among DNB Financial Corporation, DNB First, N.A. and William J. Hieb, filed March 26, 2007 as item 10(l) to Form 10-K for the fiscal year-ended December 31, 2006 (No. 0-16667) and incorporated herein by reference.

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

(o)***
DNB Financial Corporation Deferred Compensation Plan (adopted effective October 1, 2006), filed November 14, 2006 as Item 10(t) to Form 10-Q for the fiscal quarter ended September 30, 2006 (No. 0-16667) and incorporated herein by reference..

(p)***
Trust Agreement, effective as of October 1, 2006, between DNB Financial Corporation and DNB First, National Association (Deferred Compensation Plan), filed November 14, 2006 as Item 10(u) to Form 10-Q for the fiscal quarter ended September 30, 2006 (No. 0-16667) and incorporated herein by reference.

(q)*
Change of Control Agreements among DNB Financial Corporation, DNB First, N.A. and each of the following executive officers, each in the form filed March 26, 2007 as item 10(q) to Form 10-K for the fiscal year-ended December 31, 2006 (No. 0-16667) and incorporated herein by reference: Albert J. Melfi, Jr. and Gerald F. Sopp.

	(r)*	DNB Financial Corporation Supplemental Executive Retirement Plan for William S. Latoff as amended and restated effective April 1, 2007, filed herewith.
(s)*
Trust Agreement effective as of December 20, 2006 between DNB Financial Corporation and DNB First, N.A. (William S. Latoff SERP), filed March 26, 2007 as item 10(s) to Form 10-K for the fiscal year-ended December 31, 2006 (No. 0-16667) and incorporated herein by reference, as modified by Agreement to Terminate Trust dated as of April 1, 2007, filed herewith.

(t)*
DNB Offer Letter to Albert J. Melfi, Jr., dated November 10, 2006,  filed March 26, 2005 as item 10(t) to Form 10-K for the fiscal year-ended December 31, 2006 (No. 0-16667) and incorporated herein by reference.

(u)*
DNB Offer Letter to Gerald F. Sopp, dated December 20, 2006,  filed March 26, 2007 as item 10(u) to Form 10-K for the fiscal year-ended December 31, 2006 (No. 0-16667) and incorporated herein by reference.

11		Registrant’s Statement of Computation of Earnings Per Share. The information for this Exhibit is incorporated by reference to page 6 of this Form 10-Q
14
Code of Ethics as amended and restated effective February 23, 2005, filed March 10, 2005 as Item 10(m) to Form 10-K for the fiscal year ended December 31, 2004 (No. 0-16667) and incorporated herein by reference.

31.1		Rule 13a-14(a)/15d-14 (a) Certification of Chief Executive Officer, filed herewith.
31.2		Rule 13a-14(a)/15d-14 (a) Certification of Chief Financial Officer, filed herewith.
32.1		Section 1350 Certification of Chief Executive Officer, filed herewith.
32.2		Section 1350 Certification of Chief Financial Officer, filed herewith.
	*	Management contract or compensatory plan arrangement.
	**	Shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.
	***	Non-shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.