Form 10-Q
period 2007-06-30
DNB FINANCIAL CORP /PA/
filed 2007-08-14
CIK 713671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: June 30, 2007
or

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 Par Value)	2,478,669
(Class)	(Shares Outstanding as of
August 10, 2007)

DNB FINANCIAL CORPORATION AND SUBSIDIARY

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

DNB Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition (Unaudited)

	June 30	December 31
(Dollars in thousands except share data)	2007	2006
Assets
Cash and due from banks	$12,798	$11,611
Federal funds sold	16,420	12,616
Cash and cash equivalents	29,218	24,227
AFS investment securities, at fair value (amortized cost of $117,496 and $132,805)	115,037	131,636
HTM investment securities (fair value of $16,444 and $18,393)	17,087	18,931
Other investment securities	2,957	3,608
Total investment securities	135,081	154,175
Loans and leases	322,222	329,466
Allowance for credit losses	(3,940)	(4,226)
Net loans and leases	318,282	325,240
Office property and equipment	8,821	7,699
Accrued interest receivable	2,422	2,420
Bank owned life insurance	7,150	7,036
Core deposit intangible	333	358
Net deferred taxes	3,197	2,499
Other assets	1,606	1,588
Total assets	$506,110	$525,242
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$54,897	$50,852
Interest-bearing deposits:
NOW	86,169	82,579
Money market	81,357	66,352
Savings	46,314	54,956
Time	120,336	126,288
Total deposits	389,073	381,027
FHLB advances	35,450	55,450
Repurchase agreements	38,479	45,120
Junior subordinated debentures	9,279	9,279
Other borrowings	682	689
Total borrowings	83,890	110,538
Accrued interest payable	1,013	1,061
Other liabilities	2,258	1,205
Total liabilities	476,233	493,831
Stockholders’ Equity
Preferred stock, $10.00 par value;
1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value;
10,000,000 shares authorized; 2,717,658 and 2,711,438 issued respectively	2,718	2,712
Treasury stock, at cost; 229,873 and 206,631 shares, respectively	(4,628)	(4,158)
Surplus	34,972	34,875
Accumulated deficit	(1,005)	(688)
Accumulated other comprehensive loss, net	(2,181)	(1,330)
Total stockholders’ equity	29,876	31,411
Total liabilities and stockholders’ equity	$506,110	$525,242
See accompanying notes to consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands except share data)	2007	2006	2007	2006
Interest Income:
Interest and fees on loans and leases	$5,692	$5,421	$11,485	$10,246
Interest and dividends on investment securities:
Taxable	1,404	1,190	2,632	2,383
Exempt from federal taxes	143	311	435	621
Interest on cash and cash equivalents	248	96	406	239
Total interest income	7,487	7,018	14,958	13,489
Interest Expense:
Interest on NOW, money market and savings	1,129	1,149	2,155	2,048
Interest on time deposits	1,446	777	2,921	1,508
Interest on FHLB advances	574	690	1,160	1,416
Interest on repurchase agreements	359	399	753	741
Interest on junior subordinated debentures	183	170	365	346
Interest on other borrowings	23	37	60	62
Total interest expense	3,714	3,222	7,414	6,121
Net interest income	3,773	3,796	7,544	7,368
Provision for credit losses	—	—	—	—
Net interest income after provision for credit losses	3,773	3,796	7,544	7,368
Non-interest Income:
Service charges on deposits	412	432	811	835
Wealth management fees	234	209	447	380
Increase in cash surrender value of BOLI	57	51	114	100
Gain on sale of securities	—	13	103	13
Other fees	201	194	397	386
Total non-interest income	904	899	1,872	1,714
Non-interest Expense:
Salaries and employee benefits	2,363	2,250	4,725	4,498
Furniture and equipment	392	329	762	669
Occupancy	360	290	728	592
Professional and consulting	324	367	610	636
Advertising and marketing	139	170	218	283
Printing and supplies	103	154	199	231
Other expenses	554	584	1,113	1,102
Total non-interest expense	4,225	4,144	8,355	8,011
Income before income taxes	452	551	1,061	1,071
Income tax expense	74	65	148	121
Net Income	$378	$486	$913	$950
Earnings per share:
Basic	$0.15	$0.19	$0.37	$0.38
Diluted	$0.15	$0.19	$0.36	$0.38
Cash dividends per share	$0.13	$0.12	$0.26	$0.25
Weighted average common shares outstanding:
Basic	2,497,669	2,494,809	2,500,121	2,493,207
Diluted	2,513,011	2,514,062	2,515,384	2,511,447
(Share data adjusted for 2006 5% stock dividend)
See accompanying notes to consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2007	2006
Cash Flows From Operating Activities:
Net income	$913	$950
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, amortization and accretion	603	598
Unvested stock amortization	56	68
Net gain on sale of securities	(103)	(13)
Increase in interest receivable	(2)	(16)
Decrease in other assets	7	297
Increase in investment in BOLI	(114)	(100)
Decrease in interest payable	(48)	(10)
Increase in deferred tax benefit	(79)	(33)
Increase (decrease) in other liabilities	290	(45)
Net Cash Provided By Operating Activities	1,523	1,696
Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Sales	24,478	—
Maturities, repayments and calls	24,765	6,765
Purchases	(33,877)	(5,856)
Activity in held-to-maturity securities:
Maturities, repayments and calls	1,812	7,034
Net decrease (increase) in other investments	651	(293)
Net decrease (increase) in loans and leases	6,958	(42,154)
Purchase of bank property and equipment, net	(1,647)	(1,107)
Net Cash Provided (Used) By Investing Activities	23,140	(35,611)
Cash Flows From Financing Activities:
Net Increase in deposits	8,046	22,896
Increase (decrease) in FHLB advances	(20,000)	3,200
Increase (decrease) in short term repurchase agreements	(6,641)	4,048
Decrease in lease obligations	(7)	(6)
Dividends paid	(647)	(616)
Proceeds from issuance of stock under stock option plan	47	44
(Increase) decrease in treasury stock	(470)	73
Net Cash (Used) Provided By Financing Activities	(19,672)	29,639
Net Change in Cash and Cash Equivalents	4,991	(4,276)
Cash and Cash Equivalents at Beginning of Period	24,227	22,183
Cash and Cash Equivalents at End of Period	$29,218	$17,907
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$7,462	$6,131
Income taxes	311	1
Supplemental Disclosure of Non-cash Flow Information:
Change in unrealized losses on AFS securities	$(1,290)	$(1,734)
Change in deferred taxes due to change in unrealized
losses on AFS securities	439	589

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, DNB First, National Association (the "Bank") have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior amounts not affecting net income are reclassified when necessary to conform with current period classifications. The results of operations for the six-month period ended June 30, 2007, are not necessarily indicative of the results, which may be expected for the entire year.  The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2006.

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

Effective January 1, 2006, DNB adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires DNB to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date.  SFAS 123R supersedes SFAS 123, Accounting for Stock-based Compensation (SFAS 123”) and APB Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS 123R requires DNB to record compensation expense related to unvested stock awards as of January 1, 2006 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards.  DNB had no unamortized stock option awards at January 1, 2006 as all stock options issued prior to January 1, 2006 were fully vested.  Additionally, DNB did not issue any stock awards during the six-month periods ended June 30, 2007 and 2006.  As a result, there was no compensation expense related to stock options recorded during the six-month periods ended June 30, 2007 and 2006.

NOTE 2: EARNINGS PER SHARE

Basic earnings per share (“EPS”) are computed based on the weighted average number of common shares outstanding during the period.  Diluted EPS  is computed using the treasury stock method and reflects the potential dilution that could occur from the exercise of stock options and the amortized portion of unvested stock awards.   Stock options and unvested stock awards for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation.  At June 30, 2007, there were 103,488 anti-dilutive stock options outstanding as well as 13,528 anti-dilutive stock awards.  EPS, dividends per share, and weighted average shares outstanding have been adjusted to reflect the effect of the 5% stock dividend paid in December 2006.  The dilutive effect of stock options on basic earnings per share is presented below.

	Three Months Ended			Six Months Ended
	June 30, 2007			June 30, 2007
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$378	2,498	$0.15	$913	2,500	$0.37
Effect of potential dilutive common stock – stock options and unvested shares	—	15	—	—	15	(.01)
Diluted EPS
Income available to common stockholders	$378	2,513	$0.15	$913	2,515	$0.36

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended			Six Months Ended
	June 30, 2006			June 30, 2006
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$486	2,495	$0.19	$950	2,493	$0.38
Effect of potential dilutive common stock– stock options and unvested shares	—	19	—	—	18	—
Diluted EPS
Income available to common stockholders	$486	2,514	$0.19	$950	2,511	$0.38

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

	Three Months Ended	Three Months Ended
	June 30, 2007	June 30, 2006
(Dollars in thousands)	Net-of-Tax Amount	Net-of-Tax Amount
Net Income	$378	$486
Other Comprehensive Income:
Unrealized holding losses arising during the period	(1,055)	(983)
Reclassification for gains included in net income	—	(9)
Total Comprehensive Loss	$(677)	$(506)

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006
(Dollars in thousands)	Net-of-Tax Amount	Net-of-Tax Amount
Net Income	$913	$950
Other Comprehensive Income:
Unrealized holding losses arising during the period	(783)	(1,136)
Reclassification for gains included in net income	(68)	(9)
Total Comprehensive Income (Loss)	$62	$(195)

NOTE 4: COMPOSITION OF LOAN AND LEASE PORTFOLIO

The following table sets forth information concerning the composition of total loans and leases outstanding, as of the dates indicated.

	June 30,	December 31,
(Dollars in thousands)	2007	2006
Commercial mortgage	$105,945	$99,333
Commercial term and lines of credit	95,428	99,732
Consumer	53,809	54,771
Residential mortgage	49,514	52,636
Commercial leases	17,526	22,994
Gross loans and leases	322,222	329,466
Allowance for credit losses	(3,940)	(4,226)
Net loans and leases	$318,282	$325,240

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” – an interpretation of FASB Statement No. 109 (FIN 48).  This interpretation of SFAS No. 109 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The interpretation is effective for fiscal years beginning after December 15, 2006.  DNB has reserves related to certain of its tax positions, which would be subject to analysis under FIN 48.  DNB has adopted FIN 48 as of January 1, 2007, as required.  The cumulative effect of adopting FIN 48 will be recorded in retained earnings.  The adoption of FIN 48 did not have a significant impact on DNB’s consolidated financial statements.

In September 2006, the Emerging Issues Task Force issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  EITF 06-4 concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS 106 (if, in substance, a postretirement benefit plan exits) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007.  This EITF is applicable to the Replacement Plan referenced in Note 14 on page 70 of the December 31, 2006 10-K. The early adoption of EITF 06-4 resulted in a $583,000 net-of-tax charge to stockholders’ equity on January 1, 2007.

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

Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years.  The Plan Committee determines vesting of options under the plan.  There were 132,510 and 112,763 options available for grant at June 30, 2007 and December 31, 2006, respectively.

Stock option activity for the six-month period ended June 30, 2007 is indicated below.

	Number Outstanding	Weighted Average Exercise Price
Outstanding January 1, 2007	270,258	$20.09
Granted	–	–
Exercised	3,752	12.43
Expired	–	–
Forfeited	(19,748)	(21.67)
Outstanding June 30, 2007	246,758	$20.08

The weighted-average price and weighted average remaining contractual life for the outstanding options are listed below for the dates indicated.  All outstanding options are exercisable.

	June 30, 2007
Range of	Number	Weighted Average
Exercise Prices	Outstanding	Exercise Price	Remaining Contractual Life
$9.69-10.99	10,764	$9.69	3.00 years
11.00-13.99	12,635	11.82	3.41 years
14.00-19.99	119,871	18.30	6.35 years
20.00-23.99	57,735	23.24	4.42 years
24.00-25.49	45,753	25.49	7.80 years
Total	246,758	$20.08	5.87 years

Restricted Stock Awards

DNB maintains an Incentive Equity and Deferred Compensation Plan.  The plan provides that up to 231,525 (as adjusted for subsequent stock dividends) shares of common stock may be granted, at the discretion of the Board, to individuals of the Corporation.  DNB did not grant any shares of restricted stock during the six-month period ended June 30, 2007.  Shares already granted are issuable on the earlier of three years after the date of the grant or a change in control of DNB if the recipients are then employed by DNB (“Vest Date”).  Upon issuance of the shares, resale of the shares is restricted for an additional two years, during which the shares may not be sold, pledged or otherwise disposed of.  Prior to the Vest Date and in the event the recipient terminates association with DNB for reasons other than death, disability or change in control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Share awards granted by the plan were recorded at the date of award based on the market value of shares.  Awards are being amortized to expense over the three-year cliff-vesting period. DNB records compensation expense equal to the value of the shares being amortized.  For the three and six-month period ended June 30, 2007, $28,000 and $56,000 was amortized to expense.  At June 30, 2007, 218,659 shares were reserved for future grants under the plan.

Stock grant activity is indicated below. The shares have been adjusted for the 5% stock dividend in December 2006.

Shares
Outstanding - January 1, 2007	13,528
Granted	–
Forfeited	–
Outstanding – June 30, 2007	13,528

NOTE  8:  INCOME TAXES

DNB adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007.   The adoption of FIN 48 did not impact our consolidated financial condition, results of operations or cash flows.

As of January 1, 2007, the Company had no material unrecognized tax benefits or accrued interest and penalties. It is the Company’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.  Federal and state tax years 2003 through 2006 were open for examination as of June 30, 2007.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF DNB'S BUSINESS AND BUSINESS STRATEGY

DNB Financial Corporation is a bank holding company whose bank subsidiary, DNB First, National Association (the “Bank”) is a nationally chartered commercial bank with trust powers, and a member of the Federal Reserve System.  The FDIC insures DNB’s deposits. DNB provides a broad range of banking services to individual and corporate customers through its thirteen community offices located throughout Chester and Delaware Counties, Pennsylvania. DNB is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. DNB funds all these activities with retail and business deposits and borrowings.  Through its DNB Advisors division, the Bank provides wealth management and trust services to individuals and businesses.  The Bank and its subsidiary, DNB Financial Services, Inc. through the name “DNB Financial Services,” make available certain non-depository products and services, such as securities brokerage, mutual funds, life insurance and annuities.

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

Comprehensive 5-Year Plan. During 2003, management developed a strategic 5-year plan designed to reposition its balance sheet and improve core earnings.  As part of the plan, management announced its intentions to substantially reduce the size of its investment portfolio and expand its loan portfolio through new originations, increased loan participations, as well as strategic loan and lease receivable purchases.  Management also planned a reduction in the absolute level of borrowings with cash flows from existing loans and investments as well as from new deposit growth.  A detailed discussion on DNB’s progress follows below.

Continued Progress in Balance Sheet Repositioning. During the six-months ended June 30, 2007, deposits increased $8.0 million and total borrowings declined $20.6 million.  During the same time period, investment securities declined $19.1 million and loans declined slightly to $322.2 million from $329.5 million at December 31, 2006, primarily due to intense competition in DNB’s marketplace.

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

Management’s strategies are designed to direct DNB’s tactical investment decisions and support financial objectives. DNB’s most significant revenue source continues to be net interest income, defined as total interest income less interest expense, which through the six months ended June 30, 2007 accounted for approximately 80% of total revenue. To produce net interest income and consistent earnings growth over the long-term, DNB must generate loan and deposit growth at acceptable economic spreads within its market area. To generate and grow loans and deposits, DNB must focus on a number of areas including, but not limited to, the economy, branch expansion, sales practices, customer satisfaction and retention, competition, customer behavior, technology, product innovation and credit performance of its customers.

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

RECENT ECONOMIC DEVELOPMENTS

During the six months ending June 30, 2007, the yield curve has remained inverted, which has continued to put pressures on DNB’s net interest margin and as a result, negatively impacted DNB’s earnings.  During the first half of 2007, in contrast to the improving picture in commercial real estate in the Delaware Valley which has seen lower vacancy rates, residential real estate firms have reported that there has been no improvement in the housing market. Though residential construction and sales are generally slow, realtors have reported that the market for homes which were selling below $300,000 is outperforming the market for all higher price ranges. The inventory of unsold homes is expanding, but not as quickly as it did last year. Average selling prices are basically unchanged from 2006. So far this year, the average number of days an unsold home stays on the market has risen, but not to the highs experienced in earlier housing downturns. During the first six months of 2007, in response to the slowdown in sales of new and existing homes in the Delaware Valley, DNB has decreased its exposure to commercial real estate, which includes residential real estate developments, by $6.6 million and has continued to adhere to its strict underwriting standards for new loan extensions.

MATERIAL CHALLENGES, RISKS AND OPPORTUNITIES

The following is a summary of changes to material challenges, risks and opportunities DNB has faced during the six-month period ended June 30, 2007.

Interest Rate Risk Management. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. DNB considers interest rate risk the predominant risk in terms of its potential impact on earnings.  Interest rate risk can occur for any one or more of the following reasons: (a) assets and liabilities may mature or re-price at different times; (b) short-term or long-term market rates may change by different amounts; or (c) the remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change. During the quarter ended June 30, 2007, short term rates remained relatively unchanged, while the rate on the 10 year treasury increased to 5.3% in mid-June and proceeded to decline throughout the remainder of June.  Due to the short duration of this change in the yield curve, DNB’s net interest margin continued to experience pressure from an inverted yield curve and intense competition for loans and deposits.

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

The largest component of DNB’s total income is net interest income, and the majority of DNB’s financial instruments are comprised of interest rate-sensitive assets and liabilities with various terms and maturities.  The primary objective of management is to maximize net interest income while minimizing interest rate risk.  Interest rate risk is derived from timing differences in the re-pricing of assets and liabilities, loan prepayments, deposit withdrawals, and differences in lending and funding rates.  The Asset/Liability Committee (“ALCO”) actively seeks to monitor and control the mix of interest rate-sensitive assets and interest rate-sensitive liabilities.

One measure of interest rate risk is net interest income simulation analysis.  The ALCO utilizes simulation analysis, whereby the model estimates the variance in net interest income with a change in interest rates of plus or minus 300 basis points over a twelve-month period.  Given today’s rising interest rate environment, our simulation model measures the effect that a 100 through 300 basis point increase in rates or the effect a 100 basis point decline would have on earnings.  As of June 30, 2007, simulations indicate that net interest income would be within policy guidelines regardless of the direction of market rates.

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

The objective of DNB’s asset/liability management function is to maintain consistent growth in net interest income within DNB’s policy limits.  This objective is accomplished through the management of liquidity and interest rate risk, as well as customer offerings of various loan and deposit products.  DNB maintains adequate liquidity to meet daily funding requirements, anticipated deposit withdrawals, or asset opportunities in a timely manner.  Liquidity is also necessary to meet obligations during unusual, extraordinary or adverse operating circumstances, while avoiding a significant loss or cost.  DNB’s foundation for liquidity is a stable deposit base as well as a marketable investment portfolio that provides cash flow through regular maturities or that can be used for collateral to secure funding in an emergency.  As of June 30, 2007, DNB had $29.2 million in cash and cash equivalents to meet its funding requirements.  This has increased from $24.2 million at December 31, 2006 and $17.1 million at March 31, 2007, primarily due to strong deposit growth coupled with a $7.2 million decline in the loan and lease portfolio.

Credit Risk Management. DNB defines credit risk as the risk of default by a customer or counter-party.  The objective of DNB’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis as well as to limit the risk of loss resulting from an individual customer default.  Credit risk is managed through a combination of underwriting, documentation and collection standards.  DNB’s credit risk management strategy calls for regular credit examinations and quarterly management reviews of large credit exposures and credits experiencing credit quality deterioration.  DNB’s loan review procedures provide objective assessments of the quality of underwriting, documentation, risk grading and charge-off procedures, as well as an assessment of the allowance for credit loss reserve analysis process. See Recent Economic Developments above for a discussion of the current credit risk environment for DNB and how it has changed in the second quarter.

Competition. In addition to the challenges related to the interest rate environment, community banks in Chester and Delaware Counties have been experiencing increased competition from large regional and international banks entering DNB’s marketplace through mergers and acquisitions.  Competition for loans and deposits has negatively affected DNB’s net interest margin.  To compensate for the increased competition, DNB, like other area community banks, has aggressively sought and marketed customers who have been disenfranchised by these mergers.  To attract these customers, DNB has introduced new deposit products and services, such as Rewards Checking, the “Platinum” Account, and Remote Capture for commercial customers.  In addition, DNB has introduced Market Managers and Personal Bankers to serve the special banking needs of its clients.  In addition, DNB has hired several lenders familiar with the Delaware County marketplace to diversify its loan portfolio and grow its cash management business.

 Bank Secrecy Act/OFAC/Patriot Act Implementation. Management of the Bank had previously determined that its BSA compliance program needed to be improved to a level commensurate with BSA, OFAC and Patriot Act related risks to which the Bank is exposed.  An action plan was developed and implemented to strengthen the Bank’s compliance.  It is management’s goal that these improvements to the BSA compliance program will address the Bank’s BSA compliance needs in order to establish the Bank as an institution that will not pose a target to those who would use the U.S. financial system to further criminal or terrorist ends.  However, there is no assurance that the Bank’s improved compliance plan will eliminate all risks related to BSA, OFAC and Patriot Act because those regulatory requirements are dynamic and complex and must be continually reassessed in light of the changing environment in which they operate. During the first six months of 2007, DNB continued its efforts to strengthen its BSA policies, procedures and systems to ensure compliance with OFAC regulations.

Deposit Insurance Assessments; FICO Assessments. All Federally insured depository institutions are liable to pay periodic premiums, or assessments, to a deposit insurance fund organized by the Federal government to insure bank and savings association deposits, generally up to $100,000 per customer.  We are insured by the Deposit Insurance Fund (“DIF”) administered by the FDIC, and hence are subject to periodic assessments by the FDIC to maintain the reserve level of that fund.  The FDIC assesses higher rates on those institutions that pose greater risks to the insurance fund.

Banks are divided into four risk categories and are subject to deposit insurance assessments according to the risk category into which they fall, as set forth in the following table:

Capital Category	Supervisory Group
	A	B	C
Well Capitalized	I 5-7 bps	II 10 bps	III 28 bps
Adequately Capitalized
Undercapitalized	III 28 bps		IV 43 bps

Note: Rates for institutions that do not pay the minimum or maximum rate will vary between these rates.  Basis points are cents per $100 of assessable deposits (annual rate).

In the above table, Supervisory Group “A” generally includes institutions with CAMELS composite ratings of 1 or 2; Supervisory Group “B” generally includes institutions with a CAMELS composite rating of 3; and Supervisory Group “C” generally includes institutions with CAMELS composite ratings of 4 or 5.

For example, a bank with the highest composite CAMELS rating that is also well capitalized will be in Risk Category I and will pay an assessment rate of 5 to 7 basis points, depending upon a calculation involving certain financial ratios and CAMELS ratings for the bank.  On the other hand, a bank that has the lowest composite CAMELS ratings and is undercapitalized will pay an assessment rate of 43 basis points.

These initial assessment rates became effective on January 1, 2007 and are 3 basis points above the base rate schedule adopted in the final rule. The FDIC may adjust rates up or down by 3 basis points from the base rate schedule without further notice-and-comment rulemaking, provided that any single adjustment from one quarter to the next cannot change rates more than 3 basis points.

The law provides assessment credits to certain institutions that paid high premiums in the past.  Based on DNB’s assessment credit of $245,000, of which management expects the Bank will use $167,000 in 2007, management believes that the Bank will not be subject to net assessments in 2007.  If DNB had not benefited from the assessment credit, management estimates that its deposit insurance assessment for the 6 months ended June 30, 2007 would have been $54,000.

For institutions in Risk Category I (generally, those institutions with less than $10 billion in assets that are well capitalized and receive one of the two best composite ratings under the CAMELS regulatory examination rating system), the base assessment rate will range from 5 basis points to 7 basis points.  The actual base assessment rate will be based on a formula that combines the institution’s financial ratios and CAMELS component ratings.  This is called the “financial ratio method.”  Under the financial ratio method, each of several financial ratios and a weighted average of CAMELS component ratings are multiplied by a pricing multiplier. The financial ratios include the institution’s Tier 1 Leverage Ratio, its Loans Past Due 30-89 Days as a percent of Gross Assets, its Nonperforming Assets as a percent of Gross Assets, its Net-Loan Charge-Offs as a percent of Gross Assets, its Net Income Before Taxes as a percent of its Risk-Weighted Assets.

In addition to paying basic deposit insurance assessments, depository institutions must also pay FICO assessments.  The Financing Corporation (FICO), established by the Competitive Equality Banking Act of 1987, is a mixed-ownership government corporation whose sole purpose was to function as a financing vehicle for the Federal Savings & Loan Insurance Corporation (FSLIC). Effective December 12, 1991, as provided by the Resolution Trust Corporation Refinancing, Restructuring and Improvement Act of 1991, the FICO's ability to issue new debt was terminated. Outstanding FICO bonds, which are 30-year non-callable bonds with a principal amount of approximately $8.1 billion, mature in 2017 through 2019.

The FICO has assessment authority, separate from the FDIC's authority to assess risk-based premiums for deposit insurance, to collect funds from FDIC-insured institutions sufficient to pay interest on FICO bonds. The FDIC acts as collection agent for the FICO. The Deposit Insurance Funds Act 1996 (DIFA) authorized the FICO to assess both BIF- and SAIF-insured deposits, and require the BIF rate to equal one-fifth the SAIF rate through year-end 1999, or until the insurance funds are merged, whichever occurs first. Since the first quarter of 2000, all FDIC-insured deposits have been assessed at the same rate by FICO. Effective March 31, 2006, the BIF and SAIF were merged into the newly created Deposit Insurance Fund (DIF).

The FICO assessment rate is adjusted quarterly to reflect changes in the assessment bases of the fund based on quarterly Call Report and Thrift Financial Report submissions. The FICO rate for the second quarter of 2007 is an annual rate of 1.22 basis points (1.22 cents per $100 of assessable deposits).

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

Management uses significant estimates to determine the allowance for credit losses.  Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB’s control, management’s estimate of the amount necessary to absorb credit losses and actual credit losses could differ.  DNB’s current judgment is that the valuation of the allowance for credit losses remains adequate at June 30, 2007.  For a description of DNB’s accounting policies in connection with its allowance for credit losses, see, “Allowance for Credit Losses”, in Management’s Discussion and Analysis.

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

FINANCIAL CONDITION

DNB's total assets were $506.1 million at June 30, 2007 compared to $525.2 million at December 31, 2006.  The decline in total assets was primarily attributable to a decline in investment securities as discussed below.

Investment Securities. Investment securities at June 30, 2007 were $135.1 million compared to $154.2 million at December 31, 2006. The decrease in investment securities was primarily due to $51.9 million in sales, principal pay-downs and maturities offset by the purchase of $34.1 million in investment securities.

Gross Loans and Leases. Loans and leases were $322.2 million at June 30, 2007 compared to $329.5 million at December 31, 2006.  DNB’s loans declined $7.2 million as overall loan demand declined and intense competition for potential new loans intensified as a number of new financial institutions entered an already crowded Chester County marketplace. Total Commercial loans grew $2.3 million while residential real estate loans and commercial leases declined $3.1 million and $5.5 million respectively.

Deposits. Deposits were $389.1 million at June 30, 2007 compared to $381.0 million at December 31, 2006.  Deposits increased $8.0 million or 2.1% during the six-month period ended June 30, 2007

Borrowings. Borrowings were $83.9 million at June 30, 2007 compared to $110.5 million at December 31, 2006.  The decrease of $26.6 million or 24.1% was due to a $20.0 million decrease in FHLB borrowings coupled with a $6.6 million decline in repurchase agreements.  DNB paid down short term FHLB Borrowings by $15.0 million with cash flow from the investment portfolio and had

$5.0 million of its longer term borrowings called during the six-month period ended June 30, 2007. The decline in repurchase agreements was the result of seasonal outflow from some of DNB’s commercial customers’ accounts.

Stockholders’ Equity. Stockholders' equity was $29.9 million at June 30, 2007 compared to $31.4 million at December 31, 2006.  The $1.5 million decrease in stockholders’ equity was primarily a result of an $851,000 net-of-tax SFAS 115 adjustment due to deterioration in the AFS portfolio, the payment of $647,000 in dividends on common stock and a $583,000 net-of-tax charge on January 1, 2007 to stockholders’ equity in conjunction with DNB’s implementation of EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insure Arrangements (See Note 6-Recent Accounting Pronouncements on Page 8).  These adjustments, in addition to $470,000 of repurchases of DNB’s common stock, were partially offset by $913,000 of year-to-date earnings.

RESULTS OF OPERATIONS

SUMMARY

Net income for the three and six-month period ended June 30, 2007 was $378,000 and $913,000 compared to $486,000 and $950,000 for the same periods in 2006.  Diluted earnings per share for the three and six-month period ended June 30, 2007 were $0.15 and $0.36 compared to $0.19 and $0.38 for the same periods in 2006.  Earnings per share in 2006 have been adjusted to reflect the effect of the 5% stock dividend paid in December 2006.  The decrease in net income for the latest three-month period compared to the same period in 2006 was primarily attributable to a $23,000 decrease in net interest income, an $80,000 increase in non-interest expense and a $9,000 increase in income tax expense. This was offset by a $4,000 increase in non-interest income.  The increases in non-interest income and non-interest expense are discussed in detail below.  The decline in net interest income during the three-month period ended June 30, 2007 was a result of growth in interest-earning assets, which was more than offset by net interest margin compression.  The net interest margin compression was a result of a rising interest rate environment, an inverted yield curve, and intense competition in DNB’s marketplace. The decrease in net income for the latest six-month period compared to the same period in 2006 was primarily attributable to a $176,000 increase in net interest income, a $158,000 increase in non-interest income offset by a $343,000 increase in non-interest expense and a $27,000 increase in income tax expense.  The increase in net interest income was a result of growth of interest-earning assets and higher yields on assets, which was more than offset by higher interest expense as both average balances and costs of deposits increased period over period.  The compression in DNB’s net interest margin was a result of a rising interest rate environment, which is discussed in more detail below.  The increases in non-interest income and non-interest expense are discussed in detail below.

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

Net interest income for the three and six-month periods ended June 30, 2007 was $3.7 million and $7.5 million, compared to $3.8 million and $7.4 million for the same periods in 2006.  Interest income for the three and six-month periods ended June 30, 2007 was $7.5 million and $15.0 million compared to $7.0 million and $13.5 million for the same periods in 2006.  The increase in interest income was primarily attributable to an increase of interest on loans and leases, which was a result of the higher yield on the loan and lease portfolio.  In addition, interest and dividends on investment securities increased due to an increase in taxable securities and a decrease in tax-exempt securities during the first six months of 2007.  The yield on interest-earning assets for the second quarter in 2007 was 6.32%, compared to 6.00% for the same period in 2006.  Interest expense for the three and six-month periods ended June 30, 2007 was $3.7 million and $7.4 million compared to $3.2 million and $6.1 million for the same periods in 2006. The increase in interest expense was primarily attributable to deposit account growth as well as higher rates on interest-bearing liabilities. The costs of deposits increased to 2.75% for the second quarter in 2007, compared to 2.15% for the same period in 2006. The net interest margin for the three-month period ended June 30, 2007 was 3.21%, compared to 3.29% for the same period in 2006.

Interest on loans and leases was $5.7 million and $11.5 million for the three and six-month periods ended June 30, 2007, compared to $5.4 million and $10.2 million for the same periods in 2006. The average balance of loans and leases was $326.8 million with an average yield of 7.06% for the six-month period ended June 30, 2007 compared to an average balance of $308.7 million with an average yield of 6.64% for the same period in 2006. The increase in the average balance is the result of management’s increased efforts towards growing DNB’s loan and lease portfolio.  The increase in yield was primarily the result of a rising interest rate environment as well as a shift in the portfolio towards Commercial Loans.

Interest and dividends on investment securities was $1.5 million and $3.1 million for the three and six-month periods ended June 30, 2007, compared to $1.5 million and $3.0 million for the same periods in 2006.  The average balance on investment securities was $135.7 million with an average yield of 4.85% for the six-month period ended June 30, 2007 compared to $143.7 million with an average yield of 4.62% for the same period in 2006.  The decrease in the average balance was part of DNB’s strategic plan to reduce the size of its investment portfolio.  The increase in yield was primarily due to an increase in the amount of taxable securities in the portfolio and a decrease in the amount of tax-exempt securities.

Interest on deposits was $2.6 million and $5.1 million for the three and six-month periods ended June 30, 2007, compared to $1.9 million and $3.6 million for the same periods in 2006.  The average balance on interest-bearing deposits was $377.7 million with an average rate of 2.71% for the six-month period ended June 30, 2007 compared to $352.1 million with an average rate of 2.04% for the same period in 2006. The increase in the average balance was primarily the result of year-over-year increased deposit relationships through aggressive marketing efforts.  The increase in rate was primarily attributable to higher rates being paid on maturing time deposits coupled with intense competition for deposits in the Chester County marketplace.

 The average balance of borrowings was $90.7 million with an average rate of 5.20% for the six-month period ended June 30, 2007 compared to $101.2 million with an average rate of 5.11% for the same period in 2006. The decrease in the average balance was attributable to declines in FHLB borrowings.  The increase in rate was caused by the maturity of lower costing FHLB Advances. The composite cost of funds was 3.19% for the six-month period ended June 30, 2007 compared to 2.72% for the same period in 2006.

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

DNB’s percentage of allowance for credit losses to total loans and leases was 1.22% at June 30, 2007 compared to 1.28% at December 31, 2006.  Management believes that the allowance for credit losses was adequate and reflects known and inherent credit losses.  Accordingly, no provision for credit losses was recorded in these periods.

The following table summarizes the changes in the allowance for credit losses for the periods indicated.

(Dollars in thousands)	Six Months Ended June 30, 2007	Year Ended December 31, 2006	Six Months Ended June 30, 2006
Beginning balance	4,226	$4,420	$4,420
Provisions	—	—	—
Charge-offs	(362)	(365)	(144)
Recoveries	76	171	45
Ending balance	$3,940	$4,226	$4,321

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

Non-interest income for the three and six-month periods ended June 30, 2007 was $904,000 and $1.9 million, compared to $899,000 and $1.7 million for the same periods in 2006.  The $5,000 increase during the three-month period was primarily attributable to a $25,000 increase in Wealth Management fees, offset by a $19,000 decrease in service charges on deposits. The $158,000 increase during the six-month period was primarily attributable to a $103,000 gain on sales of securities during the first quarter of 2007, coupled with a $63,000 increase in Wealth Management fees, offset by a $24,000 decrease in service charges on deposits.

NON-INTEREST EXPENSE

 Non-interest expense includes salaries & employee benefits, furniture & equipment, occupancy, professional & consulting fees as well as printing & supplies, marketing and other less significant expense items.  Non-interest expense for the three and six-month periods ended June 30, 2007 was $4.2 million and $8.4 million compared to $4.1 million and $8.0 million for the same periods in 2006.  The increases in both periods was primarily attributable to an increase in salaries and employee benefits, which is related to DNB’s substantial investment in hiring experienced personnel in revenue producing lines of business. There were additional increases in occupancy costs as well as furniture and equipment expenses as a result of start-up and rent expense related to the opening of our new Chadds Ford branch in Delaware County. For the six-months ended June 30, 2007 and 2006, DNB’s non-interest expense to average assets ratio was 3.35% and 3.32%, respectively.

INCOME TAXES

Income tax expense for the three and six-month periods ended June 30, 2007 was $74,000 and $148,000 compared to $65,000 and $121,000 for the same periods in 2006. The effective tax rate for the three and six-month periods ended June 30, 2007 was 16.4% and 13.9 % respectively, compared to 11.8% and 11.3% for the same periods in 2006.  Although pre-tax income for both current periods was less than the same periods in 2006, income tax expense and the effective tax rate for both current periods were higher than the same periods in 2006. This was caused by DNB reducing its investments in tax-exempt loans and tax-exempt securities during the current periods.  Income tax expense for each period differs from the amount determined at the statutory rate of 34% due to tax-exempt income on loans and investment securities, DNB's ownership of BOLI policies, and tax credits recognized on a low-income housing limited partnership.

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

Non-Performing Assets
(Dollars in thousands)	June 30, 2007	December 31, 2006	June 30, 2006
Loans and leases:
Non-accrual	$404	$715	$910
90 days past due and still accruing	60	106	96
Troubled debt restructurings	—	—	—
Total non-performing loans and leases	464	821	1,006
Other real estate owned	—	—	—
Total non-performing assets	$464	$821	$1,006

The following table sets forth DNB's asset quality and allowance coverage ratios at the dates indicated:

	June 30, 2007	December 31, 2006	June 30, 2006
Asset quality ratios:
Non-performing loans to total loans	0.14%	0.25%	0.30%
Non-performing assets to total assets	0.09	0.16	0.20
Allowance for credit losses to:
Total loans and leases	1.22	1.28	1.31
Non-performing loans and leases	849.32	514.70	429.77

Included in the loan and lease portfolio are loans for which DNB has ceased the accrual of interest.  If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

	Six Months Ended	Year Ended	Six Months Ended
(Dollars in thousands)	June 30, 2007	December 31, 2006	June 30, 2006
Interest income which would have been
recorded under original terms	$20	$56	$39
Interest income recorded during the period	(5)	(28)	(1)
Net impact on interest income	$14	$28	$38

Impaired loans are those for which the Company has recorded a specific reserve.  Information regarding impaired loans is presented as follows:

	Six Months Ended	Year Ended	Six Months Ended
(Dollars in thousands)	June 30, 2007	December 31, 2006	June 30, 2006
Total recorded investment	$733	$641	$869
Average recorded investment	687	962	928
Specific allowance allocation	25	76	411
Total cash collected	30	$1,145	$166
Interest income recorded	—	4	—

LIQUIDITY AND CAPITAL RESOURCES

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes.  DNB’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding.  As part of its liquidity management, DNB maintains assets that comprise its primary liquidity, which totaled $57.3 million at June 30, 2007.  Primary liquidity includes investments, Federal funds sold, and interest-bearing cash balances, less pledged securities.  DNB also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.  In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs.  Through these relationships, DNB has available credit of approximately $141.4 million.  Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

At June 30, 2007, DNB had $64.7 million in un-funded loan commitments.  Management anticipates these commitments will be funded by means of normal cash flows.  Certificates of deposit greater than or equal to $100,000 scheduled to mature in one year or less from June 30, 2007 totaled $36.4 million. Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in Federal funds sold or by pay-downs and maturities of loans and investments.

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

Management believes that the Corporation and the Bank have each met the definition of “well capitalized” for regulatory purposes on June 30, 2007.  The Bank’s capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of the Corporation’s or the Bank’s overall financial condition or prospects. The Corporation’s capital exceeds the FRB’s minimum leverage ratio requirements for bank holding companies (see additional discussion included in Footnote 17 of DNB’s 10-K).

Under federal banking laws and regulations, DNB and the Bank are required to maintain minimum capital as determined by certain regulatory ratios. Capital adequacy for regulatory purposes, and the capital category assigned to an institution by its regulators, may be determinative of an institution’s overall financial condition.

The following table summarizes data and ratios pertaining to the Corporation and the Bank's capital structure.

			For Capital		To Be Well Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation

June 30, 2007:
Total risk-based capital	$44,716	13.03%	$27,202	8.00%	$34,003	10.00%
Tier 1 capital	40,721	11.87	13,601	4.00	20,402	6.00
Tier 1 (leverage) capital	40,721	8.19	19,877	4.00	24,846	5.00
December 31, 2006:
Total risk-based capital	$45,682	13.29%	$27,504	8.00%	$34,380	10.00%
Tier 1 capital	41,384	12.04	13,752	4.00	20,628	6.00
Tier 1 (leverage) capital	41,384	8.28	19,987	4.00	24,984	5.00

DNB First, N.A.

June 30, 2007:
Total risk-based capital	$44,998	13.27%	$27,127	8.00%	$33,909	10.00%
Tier 1 capital	40,992	12.09	13,563	4.00	20,345	6.00
Tier 1 (leverage) capital	40,992	8.26	19,854	4.00	24,817	5.00
December 31, 2006:
Total risk-based capital	$45,708	13.32%	$27,451	8.00%	$34,314	10.00%
Tier 1 capital	41,419	12.07	13,725	4.00	20,588	6.00
Tier 1 (leverage) capital	41,419	8.30	19,966	4.00	24,958	5.00

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes Modified Duration of Equity and Economic Value of Equity ("EVE") models.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points.  The economic value of equity is likely to be different if rates change.  Results falling outside prescribed ranges require action by management.  At June 30, 2007 and December 31, 2006, DNB's variance in the economic value of equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the table below.  The change as a percentage of the present value of equity with a 200 basis point increase or decrease at June 30, 2007 and December 31, 2006, was within DNB's negative 25% guideline.

	June 30, 2007			December 31, 2006
Change in rates	Flat	-200bp	+200bp	Flat	-200bp	+200bp
EVE	$55,322	$50,682	$51,796	$48,771	$45,426	$43,466
Change		$(4,640)	$(3,526)		(3,345)	(5,305)
Change as a % of assets		(.9%)	(.7%)		(0.6%)	(1.0%)
Change as a % of PV equity		(8.4%)	(6.4%)		(6.9%)	(10.9%)

ITEM 4 - CONTROLS AND PROCEDURES

DNB’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2007, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that DNB’s current disclosure controls and procedures are effective and timely, providing them with material information relating to DNB and its subsidiaries required to be disclosed in the report DNB files under the Exchange Act.

Management of DNB is responsible for establishing and maintaining adequate internal control over financial reporting for DNB, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  There was no change in the DNB’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, DNB’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2006, filed with the Commission on March 26, 2007 (File No. 000-16667).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no Unregistered Sales of Equity Securities during the quarter ended June 30, 2007.  The following table provides information on repurchases by DNB of its common stock in each month of the quarter ended June 30, 2007:
Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2007 – April 30, 2007	3,525	$20.24	3,525	128,149
May 1, 2007 – May 31, 2007	13,138	20.25	13,138	115,011
June 1, 2007 – June 30, 2007	5,934	19.85	5,934	109,077
Total	22,597	$20.14	22,597	103,036

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Corporation's Annual Meeting held April 25, 2007, the stockholders voted as follows:

A.	Election of Class "C" Directors:

	For	Withheld
Mildred C. Joyner	1,512,300	239,601
William S. Latoff	1,542,464	209,437

B. The motion to ratify the appointment of KPMG LLP as the independent auditors for the fiscal year ending December 31, 2007:

For	Against	Abstain
1,713,215	36,173	2,513

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K.

The exhibits listed on the Index to Exhibits on pages 27-29 of this report are incorporated by reference or filed or furnished herewith in response to this Item.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNB FINANCIAL CORPORATION

August 14, 2007	BY:	/s/ William S. Latoff
William S. Latoff, Chairman of the Board and Chief Executive Officer

August 14, 2007	BY:	/s/ Gerald F. Sopp
Gerald F. Sopp, Chief Financial Officer and Executive Vice President

Index to Exhibits

Exhibit No. Under Item 601 of Regulation S-K		Description of Exhibit and Filing Information

3	(i)	Amended and Restated Articles of Incorporation, as amended effective June 15, 2001, filed on August 14, 2001, as Item 6(a) to Form 10-Q (No. 0-16667) and incorporated herein by reference.
(ii)
By-laws of the Registrant as amended December 19, 2001, filed on March 24, 2002 at Item 3(b) to Form 10-K for the fiscal year ended December 31, 2001 (No. 0-16667) and incorporated herein by reference.

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

(e)*
Amended and Restated Change of Control Agreement among DNB Financial Corporation, DNB First, N.A. and William S. Latoff, dated December 20, 2006, filed March 26, 2007 as item 10(e) to Form 10-K for the fiscal year-ended December 31, 2006 (No. 0-16667) and incorporated herein by reference

(f)*
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

(l)*
Amended and Restated Change of Control Agreement among DNB Financial Corporation, DNB First, N.A. and William J. Hieb, filed May 15, 2007 as Item 10(l) to Form 10-Q for the fiscal quarter ended March 31, 2007 (No. 0-16667) and incorporated herein by reference.

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

(r)*
DNB Financial Corporation Supplemental Executive Retirement Plan for William S. Latoff as amended and restated effective April 1, 2007,filed May 15, 2007 as Item 10(r) to Form 10-Q for the fiscal quarter ended March 31, 2007 (No. 0-16667) and incorporated herein by reference.

(s)*
Trust Agreement effective as of December 20, 2006 between DNB Financial Corporation and DNB First, N.A. (William S. Latoff SERP), filed March 26, 2007 as item 10(s) to Form 10-K for the fiscal year-ended December 31, 2006 (No. 0-16667) and incorporated herein by reference, as modified by Agreement to Terminate Trust dated as of April 1, 2007, filed May 15, 2007 as Item 10(s) to Form 10-Q for the fiscal quarter ended March 31, 2007 (No. 0-16667) and incorporated herein by reference.

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

11		Registrant’s Statement of Computation of Earnings Per Share. The information for this Exhibit is incorporated by reference to Note 2 of this Form 10-Q
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