Form 10-Q
period 2007-09-30
DNB FINANCIAL CORP /PA/
filed 2007-11-14
CIK 713671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: September 30, 2007
or

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 Par Value)	2,479,445
(Class)	(Shares Outstanding as of
August 13, 2007)

DNB FINANCIAL CORPORATION AND SUBSIDIARY

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

DNB Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition (Unaudited)

	September 30	December 31
(Dollars in thousands except share data)	2007	2006
Assets
Cash and due from banks	$ 10,626	$ 11,611
Federal funds sold	14,216	12,616
Cash and cash equivalents	24,842	24,227
AFS investment securities, at fair value (amortized cost of $130,468 and $132,805)	129,608	131,636
HTM investment securities (fair value of $14,695 and $18,393)	15,215	18,931
Other investment securities	3,024	3,608
Total investment securities	147,847	154,175
Loans and leases	320,160	329,466
Allowance for credit losses	(3,917)	(4,226)
Net loans and leases	316,243	325,240
Office property and equipment	9,972	7,699
Accrued interest receivable	2,604	2,420
Bank owned life insurance	7,207	7,036
Core deposit intangible	321	358
Net deferred taxes	2,710	2,499
Other assets	1,490	1,588
Total assets	$513,236	$525,242
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$46,169	$ 50,852
Interest-bearing deposits:
NOW	81,624	82,579
Money market	93,780	66,352
Savings	39,835	54,956
Time	135,721	126,288
Total deposits	397,129	381,027
FHLB advances	40,450	55,450
Repurchase agreements	25,948	45,120
Junior subordinated debentures	9,279	9,279
Other borrowings	679	689
Total borrowings	76,356	110,538
Accrued interest payable	1,046	1,061
Other liabilities	7,677	1,205
Total liabilities	482,208	493,831
Stockholders’ Equity
Preferred stock, $10.00 par value;
1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value;
10,000,000 shares authorized; 2,715,046 and 2,711,438 issued respectively	2,724	2,712
Treasury stock, at cost; 238,390 and 206,631 shares, respectively	(4,775)	(4,158)
Surplus	35,062	34,875
Accumulated deficit	(857)	(688)
Accumulated other comprehensive loss, net	(1,126)	(1,330)
Total stockholders’ equity	31,028	31,411
Total liabilities and stockholders’ equity	$513,236	$525,242
See accompanying notes to consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands except share data)	2007	2006	2007	2006
Interest Income:
Interest and fees on loans and leases	$ 5,714	$ 5,765	$ 17,199	$ 16,011
Interest and dividends on investment securities:
Taxable	1,520	1,161	4,152	3,544
Exempt from federal taxes	121	311	556	932
Interest on cash and cash equivalents	178	71	584	309
Total interest income	7,533	7,308	22,491	20,796
Interest Expense:
Interest on NOW, money market and savings	1,390	1,171	3,544	3,219
Interest on time deposits	1,441	983	4,362	2,491
Interest on FHLB advances	530	796	1,689	2,211
Interest on repurchase agreements	277	390	1,031	1,131
Interest on junior subordinated debentures	183	177	548	523
Interest on other borrowings	24	40	84	102
Total interest expense	3,845	3,557	11,258	9,677
Net interest income	3,688	3,751	11,233	11,119
Provision for credit losses	—	—	—	—
Net interest income after provision for credit losses	3,688	3,751	11,233	11,119
Non-interest Income:
Service charges on deposits	401	418	1,212	1,253
Wealth management fees	185	174	631	553
Increase in cash surrender value of BOLI	57	87	171	188
Gain on sale of securities	178	—	281	13
Other fees	239	192	637	578
Total non-interest income	1,060	871	2,932	2,585
Non-interest Expense:
Salaries and employee benefits	2,322	2,345	7,047	6,843
Furniture and equipment	409	341	1,171	1,010
Occupancy	396	335	1,124	927
Professional and consulting	284	447	894	1,082
Advertising and marketing	84	82	303	365
Printing and supplies	56	75	255	306
Other expenses	603	562	1,715	1,665
Total non-interest expense	4,154	4,187	12,509	12,198
Income before income taxes	594	435	1,656	1,506
Income tax expense	120	18	269	139
Net Income	$ 474	$ 417	$ 1,387	$ 1,367
Earnings per share:
Basic	$0.19	$0.17	$0.56	$0.55
Diluted	$0.19	$0.17	$0.55	$0.54
Cash dividends per share	$0.13	$0.12	$0.39	$0.37
Weighted average common shares outstanding:
Basic	2,481,689	2,504,556	2,493,910	2,497,032
Diluted	2,491,402	2,521,862	2,507,302	2,514,957
(Share data adjusted for 2006 5% stock dividend)
See accompanying notes to consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2007	2006
Cash Flows From Operating Activities:
Net income	$ 1,387	$ 1,367
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, amortization and accretion	948	889
Unvested stock amortization	84	101
Net gain on sale of securities	(281)	(13)
Increase in interest receivable	(184)	(413)
Decrease in other assets	135	67
Increase in investment in BOLI	(171)	(188)
Decrease in interest payable	(15)	(17)
Increase in deferred tax benefit	(136)	(56)
Increase in other liabilities	5,709	182
Net Cash Provided By Operating Activities	7,476	1,919
Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Sales	32,830	—
Maturities, repayments and calls	30,263	9,652
Purchases	(60,547)	(5,856)
Activity in held-to-maturity securities:
Maturities, repayments and calls	3,675	7,512
Net decrease (increase) in other investments	584	(35)
Net decrease (increase) in loans and leases	8,997	(46,787)
Purchase of bank property and equipment, net	(3,108)	(1,277)
Net Cash Provided (Used) By Investing Activities	12,694	(36,791)
Cash Flows From Financing Activities:
Net Increase in deposits	16,102	30,301
Increase (decrease) in FHLB advances	(15,000)	(4,300)
Increase (decrease) in short term repurchase agreements	(19,172)	6,814
Decrease in lease obligations	(10)	(9)
Dividends paid	(973)	(925)
Proceeds from issuance of stock under stock option plan	117	68
(Increase) decrease in treasury stock	(619)	137
Net Cash (Used) Provided By Financing Activities	(19,555)	32,086
Net Change in Cash and Cash Equivalents	615	(2,786)
Cash and Cash Equivalents at Beginning of Period	24,227	22,183
Cash and Cash Equivalents at End of Period	$24,842	$19,397
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ 11,273	$ 9,694
Income taxes	411	1
Supplemental Disclosure of Non-cash Flow Information:
Change in unrealized gains (losses) on AFS securities	$ 309	$ (24)
Change in deferred taxes due to change in unrealized
(gains) losses on AFS securities	(105)	8

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, DNB First, National Association (the "Bank") have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior amounts not affecting net income are reclassified when necessary to conform to current period classifications. The results of operations for the nine-month period ended September 30, 2007, are not necessarily indicative of the results, which may be expected for the entire year.  The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2006.

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

Effective January 1, 2006, DNB adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires DNB to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date.  SFAS 123R supersedes SFAS 123, Accounting for Stock-based Compensation (SFAS 123”) and APB Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS 123R requires DNB to record compensation expense related to unvested stock awards as of January 1, 2006 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards.  DNB had no unamortized stock option awards at January 1, 2006 as all stock options issued prior to January 1, 2006 were fully vested.  Additionally, DNB did not issue any stock awards during the nine-month periods ended September 30, 2007 and 2006.  As a result, there was no compensation expense related to stock options recorded during the nine-month periods ended September 30, 2007 and 2006.

NOTE 2: EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding during the period.  Diluted EPS is computed using the treasury stock method and reflects the potential dilution that could occur from the exercise of stock options and unvested stock awards.   Stock options and unvested stock awards for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation.  At September 30, 2007, there were 111,295 anti-dilutive stock options outstanding as well as 13,528 anti-dilutive stock awards.  EPS, dividends per share, and weighted average shares outstanding have been adjusted to reflect the effect of the 5% stock dividend paid in December 2006.  The dilutive effect of stock options and unvested shares on basic earnings per share is presented below.

	Three Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2007
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$ 474	2,482	$0.19	$ 1,387	2,494	$0.56
Effect of potential dilutive common stock – stock options and unvested shares	—	9	—	—	13	(.01)
Diluted EPS
Income available to common stockholders	$ 474	2,491	$0.19	$ 1,387	2,507	$0.55

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2006
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$ 417	2,505	$0.17	$ 1,387	2,497	$0.55
Effect of dilutive potential common stock– stock options and unvested shares	—	17	—	—	18	(.01)
Diluted EPS
Income available to common stockholders	$ 417	2,522	$0.17	$ 1,387	2,515	$0.54

NOTE 3: COMPREHENSIVE INCOME

Comprehensive income includes all changes in stockholders' equity during the period, except those resulting from investments by owners and distributions to owners.  Comprehensive income for all periods consisted of net income and other comprehensive income relating to the change in unrealized losses on investment securities available for sale.  Comprehensive income, net of tax, is disclosed in the following table.

	Three Months Ended	Three Months Ended
	September 30, 2007	September 30, 2006
(Dollars in thousands)	Net-of-Tax Amount	Net-of-Tax Amount
Net Income	$ 474	$ 417
Other Comprehensive Income:
Unrealized holding gains arising during the period	1,173	1,129
Reclassification for gains included in net income	(118)	—
Total Comprehensive Income	$ 1,529	$ 1,546

	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006
(Dollars in thousands)	Net-of-Tax Amount	Net-of-Tax Amount
Net Income	$ 1,387	$ 1,367
Other Comprehensive Income:
Unrealized holding gains (losses) arising during the period	390	(7)
Reclassification for gains included in net income	(186)	(9)
Total Comprehensive Income	$ 1,591	$ 1,351

NOTE 4: COMPOSITION OF LOAN AND LEASE PORTFOLIO

The following table sets forth information concerning the composition of total loans and leases outstanding, as of the dates indicated.

	September 30,	December 31,
(Dollars in thousands)	2007	2006
Commercial mortgage	$ 105,789	$ 99,333
Commercial term and lines of credit	95,129	99,732
Consumer	56,243	54,771
Residential mortgage	47,845	52,636
Commercial leases	15,154	22,994
Gross loans and leases	320,160	329,466
Allowance for credit losses	(3,917)	(4,226)
Net loans and leases	$ 316,243	$ 325,240

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5: JUNIOR SUBORDINATED DEBENTURES

DNB has two issuances of junior subordinated debentures (the "debentures") as follows:

DNB Capital Trust I

DNB’s first issuance of junior subordinated debentures was on July 20, 2001. This issuance of debentures are floating rate and were issued to DNB Capital Trust I, a Delaware business trust in which DNB owns all of the common equity. DNB Capital Trust I issued $5 million of floating rate (6 month Libor plus 3.75%, with a cap of 12%) capital preferred securities to a qualified institutional buyer. The proceeds of these securities were used by the Trust, along with DNB's capital contribution, to purchase $5.2 million principal amount of DNB's floating rate junior subordinated debentures.  The preferred securities have been redeemable since July 25, 2006 and must be redeemed upon maturity of the debentures on July 25, 2031.

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

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  The statement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The statement also establishes a framework for measuring fair value by creating a three-level fair value hierarchy that ranks the quality and reliability of information used to determine fair value, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy.  The Statement is effective for DNB on January 1, 2008.  DNB has not yet determined if the adoption of this statement will have a material impact on its financial position or results of operations.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” – an interpretation of FASB Statement No. 109 (FIN 48).  This interpretation of SFAS No. 109 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The interpretation is effective for fiscal years beginning after December 15, 2006.  DNB has reserves related to certain of its tax positions, which are subject to analysis under FIN 48.  DNB has adopted FIN 48 as of January 1, 2007, as required.  The cumulative effect of adopting FIN 48 was recorded in retained earnings.  The adoption of FIN 48 did not have a significant impact on DNB’s consolidated financial statements.

In September 2006, the Emerging Issues Task Force issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”.  EITF 06-4 concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS 106 (if, in substance, a postretirement benefit plan exits) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007.  This EITF is applicable to the Replacement Plan referenced in Note 14 on page 70 of the December 31, 2006 10-K. The early adoption of EITF 06-4 resulted in a $583,000 net-of-tax charge to stockholders’ equity on January 1, 2007.

In September 2006, the Emerging Issues Task Force issued EITF 06-5, “Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4”. This consensus concludes that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. A consensus also was reached that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life (or certificate by certificate in a group policy). The consensuses are effective for fiscal years beginning after December 15, 2006.  This EITF is applicable to the BOLI already recognized in DNB’s statement of condition. The Company adopted EITF 06-5 on January 1, 2007 and there was no material impact on DNB’s financial position or results of operations.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7: STOCK-BASED COMPENSATION

Stock Option Plan

DNB has a Stock Option Plan for employees and directors.  Under the plan, options (both qualified and non-qualified) to purchase a maximum of 612,732 shares of DNB’s common stock could be issued to employees and directors.

Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years.  The Plan Committee determines vesting of options under the plan.  There were 134,386 and 112,763 options available for grant at September 30, 2007 and December 31, 2006, respectively.

Stock option activity for the nine-month period ended September 30, 2007 is indicated below.
	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2007	270,258	$20.09
Granted	–	–
Exercised	(9,132)	(12.78)
Expired	(1,877)	(12.43)
Forfeited	(19,748)	(21.67)
Outstanding September 30, 2007	239,501	$20.30

The weighted-average price and weighted average remaining contractual life for the outstanding options are listed below for the dates indicated.  All outstanding options are exercisable.

	September 30, 2007
Range of	Number	Weighted Average
Exercise Prices	Outstanding	Exercise Price	Remaining Contractual Life
$ 9.69-10.99	8,970	$9.69	2.75 years
11.00-13.99	8,965	11.72	3.75 years
14.00-19.99	118,077	18.31	6.12 years
20.00-23.99	57,735	23.24	4.16 years
24.00-25.99	45,754	25.49	7.55 years
Total	239,501	$20.30	5.71 years

Restricted Stock Awards

DNB maintains an Incentive Equity and Deferred Compensation Plan.  The plan provides that up to 231,525 (as adjusted for subsequent stock dividends) shares of common stock may be granted, at the discretion of the Board, to individuals of the Corporation.  DNB did not grant any shares of restricted stock during the nine-month period ended September 30, 2007.  Shares already granted are issuable on the earlier of three years after the date of the grant or a change in control of DNB if the recipients are then employed by DNB (“Vest Date”).  Upon issuance of the shares, resale of the shares is restricted for an additional two years, during which the shares may not be sold, pledged or otherwise disposed of.  Prior to the Vest Date and in the event the recipient terminates association with DNB for reasons other than death, disability or change in control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant.

 Share awards granted by the plan were recorded at the date of award based on the market value of shares.  Awards are being amortized to expense over the three-year cliff-vesting period. DNB records compensation expense equal to the value of the shares being amortized.  For the three and nine-month period ended September 30, 2007, $28,000 and $85,000 were amortized to expense.  At September 30, 2007, 217,997 shares were reserved for future grants under the plan.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock grant activity is indicated below. The shares have been adjusted for the 5% stock dividend in December 2006.
Shares
Outstanding - January 1, 2007	13,528
Granted	–
Forfeited	–
Outstanding – September 30, 2007	13,528

NOTE  8:  INCOME TAXES

DNB adopted FIN 48, on January 1, 2007.   The adoption of FIN 48 did not impact our consolidated financial condition, results of operations or cash flows.

As of January 1, 2007, the Company had no material unrecognized tax benefits or accrued interest and penalties. It is the Company’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.  Federal and state tax years 2004 through 2006 were open for examination as of September 30, 2007.

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

NOTE 10:  STOCKHOLDERS’ EQUITY

 Stockholders' equity was $31.0 million at September 30, 2007 compared to $31.4 million at December 31, 2006.  The $383,000 decrease in stockholders’ equity was primarily a result of a $204,000 net-of-tax SFAS 115 adjustment due to appreciation in the AFS portfolio, the payment of $973,000 in dividends on common stock and a $583,000 net-of-tax charge on January 1, 2007 to stockholders’ equity in conjunction with DNB’s implementation of EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insure Arrangements” (See Note 6-Recent Accounting Pronouncements on Page 8).  These adjustments, in addition to the $619,000 net increase in treasury stock, were partially offset by $1.4 million of year-to-date earnings.

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

Comprehensive 5-Year Plan. During the third quarter of 2007, management updated the 5-year strategic plan that was designed to reposition its balance sheet and improve core earnings. Through the Plan, which covers years 2008 through 2012, management will continue to expand its loan portfolio through new originations, increased loan participations, as well as strategic loan and lease receivable purchases.  Management also plans to reduce the absolute level of borrowings with cash flows from existing loans and investments as well as from new deposit growth.  A discussion on DNB’s Key Strategies follows below:

•	Focus on penetrating markets and allowing existing locations to maximize profitability

•	Improve earnings by allowing revenues to catch up to the investments made over the past five years in people, infrastructure and branch expansion

•	Emphasize Private Banking, with the objective of promoting loan growth and fee based income by providing high net worth individuals with banking and wealth management services

•	Implement a formal training program that will emphasize product knowledge, sales skills, people skills and technical knowledge to promote customer satisfaction

•	Maintain sound asset quality by continuing to apply prudent underwriting standards

•	Grow loans and diversify the mix

•	Reduce long-term borrowings

•	Focus on profitable customer segments

•	Grow and diversify non-interest income

MATERIAL CHALLENGES, RISKS AND OPPORTUNITIES

The following is a summary of changes to material challenges, risks and opportunities DNB has faced during the nine-month period ended September 30, 2007.

Interest Rate Risk Management. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. DNB considers interest rate risk the predominant risk in terms of its potential impact on earnings.  Interest rate risk can occur for any one or more of the following reasons: (a) assets and liabilities may mature or re-price at different times; (b) short-term or long-term market rates may change by different amounts; or (c) the remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change. During the quarter ended September 30, 2007, short term rates declined as the Federal Reserve reduced the Fed Funds rate by 50 basis points, while the rate on the 10 year treasury declined to 4.60%. Due to the shape of the yield curve and intense competition for loans and deposits, DNB’s net interest margin continued to experience pressure.

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

The largest component of DNB’s total income is net interest income, and the majority of DNB’s financial instruments are comprised of interest rate-sensitive assets and liabilities with various terms and maturities.  The primary objective of management is to maximize net interest income while minimizing interest rate risk.  Interest rate risk is derived from timing differences in the re-pricing of assets and liabilities, loan prepayments, deposit withdrawals, and differences in lending and funding rates.  The Asset/Liability Committee (“ALCO”) actively seeks to monitor and control the mix of interest rate-sensitive assets and interest rate-sensitive liabilities. One measure of interest rate risk is net interest income simulation analysis.  The ALCO utilizes simulation analysis, whereby the model estimates the variance in net interest income with a change in interest rates of plus or minus 200 basis points in addition to four yield curve twists over a twelve-month period.

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

The objective of DNB’s asset/liability management function is to maintain consistent growth in net interest income within DNB’s policy limits.  This objective is accomplished through the management of liquidity and interest rate risk, as well as customer offerings of various loan and deposit products.  DNB maintains adequate liquidity to meet daily funding requirements, anticipated deposit withdrawals, or asset opportunities in a timely manner.  Liquidity is also necessary to meet obligations during unusual, extraordinary or adverse operating circumstances, while avoiding a significant loss or cost.  DNB’s foundation for liquidity is a stable deposit base as well as a marketable investment portfolio that provides cash flow through regular maturities or that can be used for collateral to secure funding in an emergency.  As of September 30, 2007, DNB had $24.8 million in cash and cash equivalents to meet its funding requirements.  This has increased slightly from $24.2 million at December 31, 2006, primarily due to strong deposit growth coupled with a $9.3 million decline in the loan and lease portfolio. Excess funds have been used to reduce borrowings which have declined $34.2 million year-to-date.

Credit Risk Management. DNB defines credit risk as the risk of default by a customer or counter-party.  The objective of DNB’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis as well as to limit the risk of loss resulting from an individual customer default.  Credit risk is managed through a combination of underwriting, documentation and collection standards.  DNB’s credit risk strategy calls for regular credit examinations and quarterly management reviews of large credit exposures and credits that are experiencing credit quality deterioration.  DNB’s loan review procedures provide assessments of the quality of underwriting, documentation, risk grading and charge-off procedures, as well as an assessment of the allowance for credit loss reserve analysis process.

Competition. In addition to the challenges related to the interest rate environment, community banks in Chester and Delaware Counties have been experiencing increased competition from large regional and international banks entering DNB’s marketplace through mergers and acquisitions.  Competition for loans and deposits has negatively affected DNB’s net interest margin.  To compensate for the increased competition, DNB, like other area community banks, has aggressively sought and marketed customers who have been disenfranchised by these mergers.  To attract these customers, DNB has introduced new deposit products and services, such as Rewards Checking for individual customers and Remote Capture for commercial customers.  In addition, DNB has introduced Market Managers and Personal Bankers to serve the special banking needs of its clients.  In addition, DNB has hired several lenders familiar with the Delaware County marketplace to diversify its loan portfolio and grow its cash management business.

 Bank Secrecy Act/OFAC/Patriot Act Implementation. Management of the Bank had previously determined that its BSA compliance program needed to be improved to a level commensurate with BSA, OFAC and Patriot Act related risks to which the Bank is exposed.  An action plan was developed and implemented to strengthen the Bank’s compliance.  It is management’s goal that these improvements to the BSA compliance program will address the Bank’s BSA compliance needs in order to establish the Bank as an institution that will not pose a target to those who would use the U.S. financial system to further criminal or terrorist ends.  However, there is no assurance that the Bank’s improved compliance plan will eliminate all risks related to BSA, OFAC and Patriot Act because those regulatory requirements are dynamic and complex and must be continually reassessed in light of the changing environment in which they operate. During the first nine months of 2007, DNB continued its efforts to strengthen its BSA policies, procedures and systems to ensure compliance with OFAC regulations.

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

The law provides assessment credits to certain institutions that paid high premiums in the past.  Based on DNB’s assessment credit of $245,000, of which management expects the Bank will use $167,000 in 2007, management believes that the Bank will not be subject to net assessments in 2007.  If DNB had not benefited from the assessment credit, management estimates that its deposit insurance assessment for the 9 months ended September 30, 2007 would have been $111,000.

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

The FICO assessment rate is adjusted quarterly to reflect changes in the assessment bases of the fund based on quarterly Call Report and Thrift Financial Report submissions. The FICO rate for the third quarter of 2007 is an annual rate of 1.14 basis points (1.14 cents per $100 of assessable deposits).

Material Trends and Uncertainties. The industry has been affected by the fall out of the sub-prime housing market. Although DNB does not participate in the sub-prime lending market, a number of large providers who were involved in this type of lending were cut off or curtailed from drawing on credit lines at large regional or money-center banks.  In addition, a number of large brokers and banks that held such paper in their funds or portfolios experienced capital and or cash flow issues.   These events prompted the Federal Reserve to lower the borrowing rate at the Discount Window which increased market stability and liquidity. Also, larger institutions have been acquiring smaller regional and community banks and thrifts in an effort to broaden market share by capitalizing on operational efficiencies.  Chester County has witnessed such mergers due to attractive demographics, commercial expansion and other growth indicators.  As a result of these factors, the operating environment is very competitive as Chester County hosts over 45 banks, thrifts and credit unions.  In addition, brokerage firms, mutual fund companies and boutique investment firms are prevalent, given the county’s attractive demographics.  Many of these competitors are much larger than DNB and consistently outspend the Bank in marketing to attract new customers and buy market share.  DNB anticipates these pressures will continue and management will continue to work to mitigate the adverse effects on operating results.

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

Management uses significant estimates to determine the allowance for credit losses.  Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB’s control, management’s estimate of the amount necessary to absorb credit losses and actual credit losses could differ.  DNB’s current judgment is that the valuation of the allowance for credit losses remains adequate at September 30, 2007.  For a description of DNB’s accounting policies in connection with its allowance for credit losses, see, “Allowance for Credit Losses”, in Management’s Discussion and Analysis.

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

FINANCIAL CONDITION

DNB's total assets were $513.2 million at September 30, 2007 compared to $525.2 million at December 31, 2006.  The decline in total assets was primarily attributable to a decline in loans and investment securities as discussed below.

Investment Securities. Investment securities at September 30, 2007 were $147.8 million compared to $154.2 million at December 31, 2006. The decrease in investment securities was primarily due to $67.4 million in sales, principal pay-downs and maturities offset by the purchase of $60.9 million in investment securities.

Gross Loans and Leases. Loans and leases were $320.2 million at September 30, 2007 compared to $329.5 million at December 31, 2006.  DNB’s loans declined $9.3 million as overall loan demand declined and intense competition for potential new loans intensified as a number of new financial institutions entered an already crowded Chester County marketplace. Total Commercial loans grew $1.9 million while residential real estate loans and commercial leases declined $4.8 million and $7.8 million respectively.

Deposits. Deposits were $397.1 million at September 30, 2007 compared to $381.0 million at December 31, 2006.  Deposits increased $16.1 million or 4.2% during the nine-month period ended September 30, 2007. Time deposits increased $9.4 million or 7.5% while all other categories, in the aggregate, increased $6.7million or 2.6%. The increase in both categories of deposits is attributable to special promotions in the new Chadds Ford office, in addition to aggressive marketing and cross-selling strategies in all of our branches.

Borrowings. Borrowings were $76.4 million at September 30, 2007 compared to $110.5 million at December 31, 2006.  The decrease of $34.2 million or 30.9% was due to a $15.0 million decrease in FHLB borrowings coupled with a $19.2 million decline in repurchase agreements.  DNB paid down short term FHLB Borrowings by $15.0 million with cash flow from the investment portfolio and kept longer term borrowings constant during the nine-month period ended September 30, 2007. The decline in repurchase agreements was the result of a number of our larger customers selling their companies and/or moving their manufacturing operations overseas, coupled with seasonal variances.

RESULTS OF OPERATIONS

SUMMARY

Net income for the three and nine-month periods ended September 30, 2007 was $474,000 and $1.4 million compared to $417,000 and $1.4 million for the same periods in 2006.  Diluted earnings per share for the three and nine-month periods ended September 30, 2007 were $0.19 and $0.55 compared to $0.17 and $0.54 for the same periods in 2006.  Earnings per share in 2006 have been adjusted to reflect the effect of the 5% stock dividend paid in December 2006.  The $56,000 increase in net income for the latest three-month period compared to the same period in 2006 was primarily attributable to a $189,000 increase in non-interest income and a $33,000 decrease in non-interest expense. This was offset by a $102,000 increase income tax expense and a $63,000 decline in net interest income.  The changes in non-interest income and non-interest expense are discussed in detail below.  The decline in net interest income during the three-month period ended September 30, 2007 was a result of growth in interest-earning assets, which was more than offset by net interest margin compression.  The net interest margin compression was a result of an inverted/flat yield curve during the most recent quarter, and intense competition for loans and deposits in DNB’s marketplace. The increase in net income for the latest nine-month period compared to the same period in 2006 was primarily attributable to a $114,000 increase in net interest income, a $346,000 increase in non-interest income, offset by a $311,000 increase in non-interest expense and a $129,000 increase in income tax expense.  The increase in net interest income was a result of growth of interest-earning assets and higher yields on assets, which was partially offset by higher interest expense on deposits.  The increases in non-interest income and non-interest expense are discussed in detail below.

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

Net interest income for the three and nine-month periods ended September 30, 2007 was $3.7 million and $11.2 million, compared to $3.8 million and $11.1 million for the same periods in 2006.  Interest income for the three and nine-month periods ended September 30, 2007 was $7.5 million and $22.5 million compared to $7.3 million and $20.8 million for the same periods in 2006.  The increase in interest income during the nine-month period was primarily attributable to an increase of interest on loans and leases, which was a result of the higher yield on the loan and lease portfolio. Lower volumes of loans outstanding during the most recent quarter caused a decline in interest on the loan and lease portfolio of $51,000 over the same period in 2006.  The average balance of loans and leases was $321.8 million with an average yield of 7.05% for the current quarter, compared to $333.5 million with an average yield of 6.84% for the same quarter in 2006.

In addition, interest and dividends on investment securities increased due to an increase in taxable securities and a decrease in lower yielding tax-exempt securities during the first nine months of 2007.  The yield on interest-earning assets for the third quarter in 2007 was 6.28%, compared to 6.12% for the same period in 2006.  Interest expense for the three and nine-month periods ended September 30, 2007 was $3.8 million and $11.3 million compared to $3.6 million and $9.7 million for the same periods in 2006. The increase in interest expense for both periods was primarily attributable to deposit account growth as well as higher rates on interest-bearing liabilities. The costs of deposits increased to 2.87% for the third quarter in 2007, compared to 2.36% for the same period in 2006. The net interest margin for the three-month period ended September 30, 2007 was 3.10%, compared to 3.20% for the same period in 2006.

Interest on loans and leases was $5.7 million and $17.2 million for the three and nine-month periods ended September 30, 2007, compared to $5.8 million and $16.0 million for the same periods in 2006. The average balance of loans and leases was $325.1 million with an average yield of 7.06% for the nine-month period ended September 30, 2007 compared to an average balance of $317.1 million with an average yield of 6.71% for the same period in 2006. The increase in yield was primarily the result of a shift in the portfolio towards Commercial Loans.

Interest and dividends on investment securities was $1.6 million and $4.7 million for the three and nine-month periods ended September 30, 2007, compared to $1.5 million and $4.5 million for the same periods in 2006.  The average balance on investment securities was $136.4 million with an average yield of 4.87% for the nine-month period ended September 30, 2007 compared to $142.0 million with an average yield of 4.65% for the same period in 2006.  The decrease in the average balance was part of DNB’s strategic plan to reduce the size of its investment portfolio.  The increase in yield was primarily due to an increase in the amount of taxable securities in the portfolio and a decrease in the amount of tax-exempt securities.

Interest on deposits was $2.8 million and $7.9 million for the three and nine-month periods ended September 30, 2007, compared to $2.2 million and $5.7 million for the same periods in 2006.  The average balance of deposits was $382.1 million with an average rate of 2.77% for the nine-month period ended September 30, 2007 compared to $355.5 million with an average rate of 2.15% for the same period in 2006. The increase in the average balance was primarily the result of year-over-year increased deposit relationships through aggressive marketing efforts.  The increase in rate was primarily attributable to higher rates being paid on maturing time deposits coupled with intense competition for deposits in the Chester County marketplace.

 The average balance of borrowings was $85.5 million with an average rate of 5.24% for the nine-month period ended September 30, 2007 compared to $102.4 million with an average rate of 5.18% for the same period in 2006. The decrease in the average balance was attributable to declines in FHLB borrowings and repurchase agreements.  The increase in rate was caused by the maturity of lower costing FHLB Advances. The composite cost of funds was 3.22% for the nine-month period ended September 30, 2007 compared to 2.83% for the same period in 2006.

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

DNB’s percentage of allowance for credit losses to total loans and leases was 1.22% at September 30, 2007 compared to 1.28% at December 31, 2006.  Management believes that the allowance for credit losses was adequate and reflects known and inherent credit losses.  Accordingly, no provision for credit losses was recorded in these periods.

The following table summarizes the changes in the allowance for credit losses for the periods indicated.

(Dollars in thousands)	Nine Months Ended September 30, 2007	Year Ended December 31, 2006	Nine Months Ended September 30, 2006
Beginning balance	$4,226	$4,420	$4,420
Provisions	—	—	—
Charge-offs	(396)	(365)	(196)
Recoveries	87	171	63
Ending balance	$3,917	$4,226	$4,287

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

Non-interest income for the three and nine-month periods ended September 30, 2007 was $1.1 million and $2.9 million, compared to $871,000 and $2.6 million for the same periods in 2006.  The $189,000 increase during the three-month period was primarily attributable to a $178,000 gain on sale of investments. The $346,000 increase during the nine-month period was primarily attributable to a $281,000 gain on sales of securities during the first nine months of 2007, coupled with a $78,000 increase in Wealth Management fees, offset by a $42,000 decrease in service charges on deposits.

NON-INTEREST EXPENSE

 Non-interest expense includes salaries & employee benefits, furniture & equipment, occupancy, professional & consulting fees as well as printing & supplies, marketing and other less significant expense items.  Non-interest expense for the three and nine-month periods ended September 30, 2007 was $4.2 million and $12.5 million compared to $4.2 million and $12.2 million for the same periods in 2006.  The $33,000 decrease during the three-month period was mostly attributable to a $162,000 decrease in Professional & Consulting fees, coupled with a $23,000 decrease in Salaries & Employee Benefits.  Occupancy, primarily land rent for Chadds Ford, increased $60,000 and Furniture & Equipment increased $68,000 due to higher levels of depreciation and expenditures for service contracts. In addition, Other non-interest expense increased $41,000 due to reduced year-over-year FAS 91 deferred cost on loans due to lower amounts of originations.  Non-interest expenses increased $311,000 during the nine-months ended September 30, 2007 over the same period in 2006. This increase was primarily due to an increase of $197,000 in Occupancy and a $161,000 increase in Furniture & Equipment, primarily associated with the new Chadds Ford office.  In addition, other non-interest expense increased $50,000, primarily due to reduced year-over-year FAS 91 deferred cost on loans due to lower amounts of originations year over year.

INCOME TAXES

Income tax expense for the three and nine-month periods ended September 30, 2007 was $120,000 and $269,000 compared to $18,000 and $139,000 for the same periods in 2006. The effective tax rate for the three and nine-month periods ended September 30, 2007 was 20.3% and 16.2 % respectively, compared to 4.2% and 9.3% for the same periods in 2006.  Income tax expense and the effective tax rate for both current periods were higher than the same periods in 2006. This was caused by higher levels of pre-tax income in addition to DNB reducing its investments in tax-exempt loans and tax-exempt securities during the current periods.  Income tax expense for each period differs from the amount determined at the statutory rate of 34% due to tax-exempt income on loans and investment securities, DNB's ownership of BOLI policies, and tax credits recognized on a low-income housing limited partnership.

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

Non-Performing Assets
(Dollars in thousands)	September 30, 2007	December 31, 2006	September 30, 2006
Loans and leases:
Non-accrual	$ 883	$ 715	$ 1,465
90 days past due and still accruing	113	106	689
Troubled debt restructurings	—	—	—
Total non-performing loans and leases	996	821	2,154
Other real estate owned	—	—	—
Total non-performing assets	$ 996	$ 821	$ 2,154

The following table sets forth DNB's asset quality and allowance coverage ratios at the dates indicated:

	September 30, 2007	December 31, 2006	September 30, 2006
Asset quality ratios:
Non-performing loans to total loans	0.31%	0.25%	0.64%
Non-performing assets to total assets	0.19	0.16	0.43
Allowance for credit losses to:
Total loans and leases	1.22	1.28	1.28
Non-performing loans and leases	393.32	514.70	199.07

Included in the loan and lease portfolio are loans for which DNB has ceased the accrual of interest.  If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

	Nine Months Ended	Year Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2007	December 31, 2006	September 30, 2006
Interest income which would have been
recorded under original terms	$ 41	$ 56	$ 86
Interest income recorded during the period	(19)	(28)	(28)
Net impact on interest income	$ 22	$ 28	$ 58

Impaired loans are those for which the Company has recorded a specific reserve.  Information regarding impaired loans is presented as follows:

	Nine Months Ended	Year Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2007	December 31, 2006	September 30, 2006
Total recorded investment	$ 733	$ 641	$ 1,353
Average recorded investment	702	962	1,070
Specific allowance allocation	50	76	497
Total cash collected	281	1,145	257
Interest income recorded	18	4	4

LIQUIDITY AND CAPITAL RESOURCES

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes.  DNB’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding.  As part of its liquidity management, DNB maintains assets that comprise its primary liquidity, which totaled $51.3 million at September 30, 2007.  Primary liquidity includes investments, Federal funds sold, and interest-bearing cash balances, less pledged securities.  DNB also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios. In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs.  Through these relationships, DNB has available credit of approximately $146.1 million.  Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

At September 30, 2007, DNB had $62.6 million in un-funded loan commitments.  Management anticipates these commitments will be funded by means of normal cash flows.  Certificates of deposit greater than or equal to $100,000 scheduled to mature in one year or less from September 30, 2007 totaled $58.2 million.  Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in Federal funds sold or by pay-downs and maturities of loans and investments.

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

Management believes that the Corporation and the Bank have each met the definition of “well capitalized” for regulatory purposes on September 30, 2007.  The Bank’s capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of the Corporation’s or the Bank’s overall financial condition or prospects. The Corporation’s capital exceeds the FRB’s minimum leverage ratio requirements for bank holding companies (see additional discussion included in Footnote 17 of DNB’s 10-K).

Under federal banking laws and regulations, DNB and the Bank are required to maintain minimum capital as determined by certain regulatory ratios.  Capital adequacy for regulatory purposes, and the capital category assigned to an institution by its regulators, may be indicative of an institution’s overall financial condition.

The following table summarizes data and ratios pertaining to the Corporation and the Bank's capital structure.

		For Capital			To Be Well Capitalized Under Prompt Corrective
	Actual	Adequacy Purposes			Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation

September 30, 2007:
Total risk-based capital	$44,813	13.01%	$27,554	8.00%	$34,443	10.00%
Tier 1 capital	40,827	11.85	13,777	4.00	20,666	6.00
Tier 1 (leverage) capital	40,827	8.17	19,983	4.00	24,979	5.00
December 31, 2006:
Total risk-based capital	$45,682	13.29%	$27,504	8.00%	$34,380	10.00%
Tier 1 capital	41,384	12.04	13,752	4.00	20,628	6.00
Tier 1 (leverage) capital	41,384	8.28	19,987	4.00	24,984	5.00
DNB First, N.A.

September 30, 2007:
Total risk-based capital	$44,325	13.01%	$27,246	8.00%	$34,058	10.00%
Tier 1 capital	40,341	11.84	13,623	4.00	20,435	6.00
Tier 1 (leverage) capital	40,341	8.08	19,959	4.00	24,949	5.00
December 31, 2006:
Total risk-based capital	$45,708	13.32%	$27,451	8.00%	$34,314	10.00%
Tier 1 capital	41,419	12.07	13,725	4.00	20,588	6.00
Tier 1 (leverage) capital	41,419	8.30	19,966	4.00	24,958	5.00

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes Modified Duration of Equity and Economic Value of Equity ("EVE") models.  The modified duration of equity measures the potential price risk of equity to changes in interest rates.  A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points.  The economic value of equity is likely to be different if rates change.  Results falling outside prescribed ranges require action by management.  At September 30, 2007 and December 31, 2006, DNB's variance in the economic value of equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the table below.  The change as a percentage of the present value of equity with a 200 basis point increase or decrease at September 30, 2007 and December 31, 2006, was within DNB's negative 25% guideline.

	September 30, 2007					December 31, 2006
Change in rates	Flat	-200bp		+200bp		Flat	-200bp		+200bp
EVE	$47,620	$40,382		$43,805		$48,771	$45,426		$43,466
Change		($7,238)		$(3,815)			(3,345)		(5,305)
Change as a % of assets		(1.4%	)	(.74%	)		(0.6%	)	(1.0%	)
Change as a % of PV equity		(15.2%	)	(8.0%	)		(6.9%	)	(10.9%	)

ITEM 4 - CONTROLS AND PROCEDURES

DNB’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2007, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that DNB’s current disclosure controls and procedures are effective and timely, providing them with material information relating to DNB and its subsidiaries required to be disclosed in the report DNB files under the Exchange Act.

Management of DNB is responsible for establishing and maintaining adequate internal control over financial reporting for DNB, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  There was no change in the DNB’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, DNB’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2006, filed with the Commission on March 26, 2007 (File No. 000-16667).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no Unregistered Sales of Equity Securities during the quarter ended September 30, 2007.  The following table provides information on repurchases by DNB of its common stock in each month of the quarter ended September 30, 2007:
Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2007 – July 31, 2007	5,991	$19.85	5,991	96,232
August 1, 2007 – August 31, 2007	5,400	19.72	5,400	90,832
September 1, 2007 – September 30, 2007	900	18.11	900	89,932
Total	12,291	$19.67	12,291

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

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K.

The exhibits listed on the Index to Exhibits on pages 26-28 of this report are incorporated by reference or filed or furnished herewith in response to this Item.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNB FINANCIAL CORPORATION

November 14, 2007	BY:	/s/ William S. Latoff
William S. Latoff, Chairman of the Board and Chief Executive Officer

November 14, 2007	BY:	/s/ Gerald F. Sopp
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

11
Registrant’s Statement of Computation of Earnings Per Share. The information for this Exhibit is incorporated by reference to Note 2 to the Corporation’s Consolidated Financial Statements set forth on page 6 of this Form 10-Q.

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