Form 10-K
period 2007-12-31
DNB FINANCIAL CORP /PA/
filed 2008-03-28
CIK 713671

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
 December 31, 2007
 or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             . Commission file Number 0-16667

(Exact Name of registrant as specified in its charter)

Pennsylvania	23-2222567
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
4 Brandywine Avenue, Downingtown, Pennsylvania (Address of principal executive offices)	19335 (Zip Code)

Registrant's telephone number, including area code: (610) 269-1040
Securities registered pursuant to Section 12 (b) of the Act: N/A
Securities registered pursuant to Section 12 (g) of the Act:
Common stock, par value $1.00 per share
(Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of March 24, 2008, $33.9 million of the Registrant's Common Stock, $1 par value per share, was held by non-affiliates of the Registrant.

As of March 24, 2008, the Registrant had outstanding 2,600,786 shares of Common Stock, $1 par value per share.

        DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

DNB FINANCIAL CORPORATION

Table of Contents

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

Part I

Item 1.        Business

(a) General Description of Registrant's Business and Its Development

        DNB Financial Corporation (the "Registrant" or "DNB"), a Pennsylvania business corporation, is a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System (Federal Reserve Board). The Registrant was incorporated on October 28, 1982 and commenced operations on July 1, 1983 upon consummation of the acquisition of all of the outstanding stock of Downingtown National Bank, now known as DNB First, National Association (the "Bank"). Since commencing operations, DNB's business has consisted primarily of managing and supervising the Bank, and its principal source of income has been derived from the Bank. At December 31, 2007, DNB had total consolidated assets, total liabilities and stockholders' equity of $545.8 million, $513.2 million, and $32.6 million, respectively.

        The Bank was organized in 1861. The Bank is a national banking association that is a member of the Federal Reserve System, the deposits of which are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a full service commercial bank providing a wide range of services to individuals and small to medium sized businesses in the southeastern Pennsylvania market area, including accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans. In addition, the Bank has eleven full service and two limited service branches and a full-service wealth management group known as "DNB Advisors". The Bank's financial subsidiary, DNB Financial Services, Inc., is a Pennsylvania licensed insurance agency, which, together with the Bank, sells a broad variety of insurance and investment products. The Bank's other subsidiary, Downco, Inc. was incorporated in December 1995 for the purpose of acquiring and holding other real estate owned acquired through foreclosure or deed in-lieu-of foreclosure and now owns certain Bank-occupied real estate.

(b) Financial Information about Segments

        In accordance with U.S. generally accepted accounting principles, the Registrant and the Bank operate as one segment, and therefore do not report financial information for multiple segments of their business.

(c) Narrative Description of Business

        The Bank's headquarters is located at 4 Brandywine Avenue, Downingtown, Pennsylvania. As of December 31, 2007, the Bank had total assets of $545.3 million, total deposits of $413.4 million and total stockholders' equity of $41.4 million. The Bank's business is not seasonal in nature. The FDIC, to the extent provided by law, insures its deposits. At December 31, 2007, the Bank had 116 full-time employees and 22 part-time employees.

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

Supervision and Regulation - Registrant

        Sarbanes-Oxley Act of 2002 - On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), which imposed significant additional requirements and restrictions on publicly-held companies, such as the Registrant. These provisions include new requirements governing the composition and responsibilities of audit committees, financial disclosures and reporting and restrictions on personal loans to directors and officers. Sarbanes-Oxley, among other things, now mandates chief executive and chief financial officer certifications of periodic financial reports, additional financial disclosures concerning off-balance sheet items, and speedier transaction reporting requirements for executive officers, directors and 10% shareholders. Rules promulgated by the SEC pursuant to Sarbanes-Oxley impose substantial reporting and compliance obligations on management and boards of directors, and new obligations and restrictions have been placed on auditors and audit committees that is intended to enhance their independence from management. In addition, penalties for non-compliance with the federal securities laws are heightened. While the Registrant has and will incur significant additional expense complying with Sarbanes Oxley requirements, the Registrant does not anticipate this legislation to have any other material adverse impact on the Registrant.

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

        Gramm-Leach Bliley Act of 1999 ("GLB"). This law repeals certain restrictions on bank and securities firm affiliations, and allows bank holding companies to elect to be treated as a "financial holding company" that can engage in approved "financial activities," including insurance, securities underwriting and merchant banking. Banks without holding companies can engage in many of these new financial activities through a "financial subsidiary." The law also mandates functional regulation of bank securities activities. Banks' exemption from broker-dealer regulation would be limited to, for example, trust, safekeeping, custodian, shareholder and employee benefit plans, sweep accounts, private placements (under certain conditions), self-directed IRAs, third party networking arrangements to offer brokerage services to bank customers, and the like. It also requires banks that advise mutual funds to register as investment advisers. The legislation provides for state regulation of insurance, subject to certain specified state preemption standards. It establishes which insurance products banks and bank subsidiaries may provide as principal or underwriter, and prohibits bank underwriting of title insurance, but also preempts state laws interfering with affiliations. GLB prohibits approval of new de novo thrift charter applications by commercial entities and limits sales of existing so-called "unitary" thrifts to commercial entities. The law bars banks, savings and loans, credit unions, securities firms and insurance companies, as well as other "financial institutions," from disclosing customer account numbers or access codes to unaffiliated third parties for telemarketing or other direct marketing purposes, and enables customers of financial institutions to "opt out" of having their personal financial information shared with unaffiliated third parties, subject to exceptions related to the processing of customer transactions and joint financial services marketing arrangements with third parties, as long as the institution discloses the activity to its customers and requires the third party to keep the information confidential. It requires policies on privacy and disclosure of information to be disclosed annually, requires federal regulators to adopt comprehensive regulations for ensuring the security and confidentiality of consumers' personal information, and allows state laws to give consumers greater privacy protections. The GLB is likely to increase the competition the Bank faces, and this increased competition is likely to come from a wider variety of non-banking competitors as well as banks.

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

        Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, loans a bank makes and collateral it takes, the activities of a bank with respect to mergers and consolidations and the establishment of branches. All nationally and state-chartered banks in Pennsylvania are permitted to maintain branch offices in any county of the state. National bank branches may be established only after approval by the OCC. It is the general policy of the OCC to approve applications to establish and operate domestic branches, including ATMs and other automated devices that take deposits, provided that approval would not violate applicable Federal or state laws regarding the establishment of such branches. The OCC reserves the right to deny an application or grant approval subject to conditions if (1) there are significant supervisory concerns with respect to the applicant or affiliated organizations, (2) in accordance with CRA, the applicant's record of helping meet the credit needs of its entire community, including low and moderate income neighborhoods, consistent with safe and sound operation, is less than satisfactory, or (3) any financial or other business arrangement, direct or indirect, involving the proposed branch or device and bank "insiders" (directors, officers, employees and 10% or greater shareholders) involves terms and conditions more favorable to the insiders than would be available in a comparable transaction with unrelated parties.

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

        The risk-based capital rules also account for interest rate risk. Institutions with interest rate risk exposure above a normal level would be required to hold extra capital in proportion to that risk. A bank's exposure to declines in the economic value of its capital due to changes in interest rates is a factor that the banking agencies will consider in evaluating a bank's capital adequacy. The rule does not codify an explicit minimum capital charge for interest rate risk. The Bank currently monitors and manages its assets and liabilities for interest rate risk, and management believes that the interest rate risk rules, which have been implemented and proposed, will not materially adversely affect the Bank's operations.

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

        Deposit Insurance Assessments. All Federally insured depository institutions pay special assessments toward the funding of interest payments on FICO bonds, which were issued in 1989 to fund the savings and loan bailout. The special assessments are calculated on a deposit-by-deposit basis. The FDIC sets the Financing Corporation assessment rate every quarter. Currently, the special assessment rate is 1.14 basis points on all assessable deposits.

        The FDIC sets deposit insurance assessment rates on a semiannual basis. The FDIC has authority to impose or change the assessment rates within its discretion to maintain the deposit insurance fund's reserve ratio at the required levels. While the required ratio was designated at 1.25% prior to 2006, the Deposit Insurance Reform Act of 2005 (the "Reform Act") changes the designated ratio to a required range, giving the FDIC authority to establish the reserve level within that range. For further information, please refer to "Deposit Insurance Reform Act of 2005" on page 8.

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

        Bank Secrecy Act and OFAC. Under the Bank Secrecy Act ("BSA"), the Bank is required to report to the Internal Revenue Service, currency transactions of more than $10,000 or multiple transactions of which the Bank is aware in any one day that aggregate in excess of $10,000. Civil and criminal penalties are provided under the BSA for failure to file a required report, for failure to supply information required by the BSA or for filing a false or fraudulent report. The Department of the Treasury's Office of Foreign Asset Control ("OFAC") administers and enforces economic and trade sanctions against targeted foreign countries, terrorism-sponsoring jurisdictions and organizations, and international narcotics traffickers based on U.S. foreign policy and national security goals. OFAC acts under presidential wartime and national emergency powers and authority granted by specific legislation to impose controls on transactions and freeze foreign assets under U.S. jurisdiction. Acting under authority delegated from the Secretary of the Treasury, OFAC promulgates, develops, and administers the sanctions under its statutes and executive orders. OFAC requirements are separate and distinct from the BSA, but both OFAC requirements and the BSA share a common national security goal. Because institutions and regulators view compliance with OFAC sanctions as related to BSA compliance obligations, supervisory examination for OFAC compliance is typically connected to examination of an institution's BSA compliance. Examiners focus on a banking organization's compliance processes and evaluate the sufficiency of a banking organization's implementation of policies, procedures and systems to ensure compliance with OFAC regulations.

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

        On November 2, 2006, the FDIC set the designated reserve ratio for the deposit insurance fund at 1.25% of estimated insured deposits, and adopted final regulations to implement the risk-based deposit insurance assessment system mandated by the Deposit Insurance Reform Act of 2005, which is intended to more closely tie each bank's deposit insurance assessments to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, the FDIC will evaluate each institution's risk based on three primary factors — supervisory ratings for all insured institution, financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have them. An institution's assessment rate will depend upon the level of risk it poses to the deposit insurance system as measured by these factors. The new rates for most institutions will vary between 5 and 7 cents for every $100 of domestic insurable deposits.

        These initial assessment rates became effective on January 1, 2007 and are 3 basis points above the base rate schedule adopted in the final rule. The FDIC may adjust rates up or down by 3 basis points from the base rate schedule without further notice-and-comment rulemaking, provided that any single adjustment from one quarter to the next cannot change rates more than 3 basis points.

        The law provides assessment credits to certain institutions that paid high premiums in the past. DNB used $170,000 of their $245,000 assessment credit in 2007 with the remaining $75,000 to be used in early 2008. If DNB had not benefited from the assessment credit its deposit insurance assessment expense for the 12 months ended December 31, 2007 would have been $170,000.

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

(d) Financial Information about Geographical Areas

        All of the Registrant's revenues are attributable to customers located in the United States, and primarily from customers located in Southeastern Pennsylvania. All of Registrant's assets are located in the United States and in Southeastern Pennsylvania. Registrant has no activities in foreign countries and hence no risks attendant to foreign operations.

(e) Available Information

        Registrant files reports with the Securities and Exchange Commission ("SEC"). The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC Internet site's address is http://www.sec.gov. The Registrant maintains a corporate website at www.dnbfirst.com. We will provide printed copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports at no charge upon written request. Requests should be made to DNB Financial Corporation, 4 Brandywine Avenue, Downingtown, PA 19335, Attention: Gerald F. Sopp, Chief Financial Officer.

Item 1A.        Risk Factors

Here are some of the risks that affect DNB's business:

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

Normally, we expect our assets and liabilities not to have the same sensitivity to changes in interest rates. This means that a change in interest rates will normally either increase or decrease our net income. As of December 31, 2007, our assets, on average were scheduled to re-price sooner than our liabilities. As a result, when short-term interest rates fall faster than long-term interest rates, the interest we receive on our assets will decrease faster than the interest we pay on our liabilities, which can reduce our net income. We cannot predict interest rate changes or the relationships between long-term interest rates and short-term interest rates.

        Heavy Competition.    We now face strong competition from many Pennsylvania and out-of-state banking and thrift institutions, many of which have been in business for a number of years and have established customer bases. We expect to continue to face this strong competition in the future. Competition also comes from other businesses that provide financial services, including consumer loan companies, credit unions, mortgage brokers, insurance companies, securities brokerage firms, investment advisors, money market funds and other mutual funds, and private lenders. Many of these competitors have resources greater than ours. They have the advantages of an established market presence and customer base, name recognition and a greater capital base. While our strategy is to attract customers by providing personalized services and making use of the business and personal ties of our management, there is no assurance we will keep or increase market acceptance and be able to operate profitably. Many financial service providers believe our primary market area, Chester and Delaware Counties, is an attractive market because of its strong economic growth. As a result, we are experiencing particularly intense competition in our primary marketplace. This includes attempts at new entry into the market by established competitors that had not previously done business in DNB's market area, as well as the formation of new banks with management that are experienced in DNB's market area. All of these factors may adversely impact our ability to maintain or increase our profitability.

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

        Dependence on Key Personnel.    As a community bank, our success will depend greatly on the continued services of our executive officers. In order to be successful, we must attract, retain and motivate key employees, and if we fail to do that, our profits could be hurt. We may not be successful in continuing to recruit experienced people for positions with us, or in retaining necessary people. If we lose Mr. Latoff's or Mr. Hieb's services or those of other key personnel, our future prospects could be harmed.

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

        Risks Related to the Execution of DNB's Strategic Plan.    During the third quarter of 2007, management updated the 5-year strategic plan that was designed to reposition its balance sheet and improve core earnings. The plan calls for a reduction in the size of the investment portfolio and expansion of the loan portfolio through new originations, increased loan participations, as well as strategic loan and lease receivable purchases. We also announced plans to reduce debt borrowings with cash flows from existing loans and investments and from new core deposit growth. It is possible we will not be able to originate new loans or additional core deposits as quickly as planned, or that changes in interest rates will make this strategy less effective in achieving our profitability goals. If we do not achieve our balance sheet repositioning or revenue enhancement goals, our profitability may be adversely affected.

        Concentration of Voting Control.    As of March 3, 2008, William S. Latoff, our Chairman and Chief Executive Officer, owned 137,378 shares of our common stock, including 4,862 and 3,150 shares of unvested stock that will vest on May 25, 2008 and November 28, 2010, respectively. He can also obtain 55,513 additional shares of common stock by exercising options he has previously been granted by the Company. Therefore, with the shares of common stock represented by options, he potentially controls 7.27% of issued and outstanding voting stock. He has expressed his intent to purchase additional shares of our common stock in the future. We are likely to grant him additional stock options, unvested stock or other equity-based compensation that would increase his voting percentage further. As of February 29, 2008 our directors and officers as a group own a total of 270,866 shares of our common stock, including 24,414 shares of unvested stock that will vest in the future. They can also acquire 163,998 additional shares of common stock by exercising options they have been granted. With the shares of common stock represented by options granted to them, our directors and officers as a group potentially control 15.75% of our issued and outstanding voting stock. Many of our directors and officers have indicated their intent to purchase additional shares of common stock in the future. Further, it is likely they will be granted additional stock options, unvested stock or other equity-based compensation that would further increase the total voting percentage of our directors and officers. We believe ownership of stock causes our directors and officers to have the same interests as our shareholders, but it also gives them the ability to vote as shareholders for matters that are in their personal interest.

        Possible Future Capital Needs.    There is no assurance we will be able to generate sufficient capital through retained earnings to achieve our operating and growth goals. We may require additional capital in the future to support growth and expansion, to increase our legal lending limit, and to accept increased deposits. If we are not able to raise sufficient capital at an acceptable cost, we may not reach our profitability goals and the value of a shareholder's investment may be adversely affected.

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

        If the Economy Gets Worse in Our Market, our Profits Could Be Hurt.    Recent news reports indicate economists believe the U.S. economy is in a recession. Our profits can be hurt if the economy does not do well in areas where we do business, because we may not be able to find as many creditworthy borrowers, or borrowers may decide to borrow less, or our losses on defaulted loans can increase if borrowers have financial problems.

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

        We Have a Concentration of Exposure to Some Borrowers, Which Adds to our Risks.    The total amount of loans we make to a group of related borrowers is called our exposure to a borrowing relationship. As of December 31, 2007, the largest exposure we had to a group of related borrowers was $5.1 million. This equaled 11.4% of the total amount of our regulatory capital. For these purposes, our regulatory capital includes our stated capital, our capital surplus, and certain portions of our allowance for credit losses, with further adjustments, as required by our banking regulators. The standard lending limit for national banks is equal to 15% of this regulatory capital. As of December 31, 2007, our total exposure to our 10 largest borrowing relationships was approximately $45.2 million. This was approximately 100.8% of our regulatory capital for these purposes. Because a default on a loan to one borrower in a group of related borrowers can often result in defaults on the other loans to related borrowers, and because larger loan amounts produce more losses to a bank when they go into a default, if any of these loans goes into default and we cannot recover all we have lent, there is a greater risk that a default on these loans will produce a greater loss, and consequently a greater reduction in our profitability. If the total exposure to a few borrowing relationships gets too big in relation to a bank's capital, it increases the risk that loan defaults on those borrowing relationships will reduce the bank's capital. Without enough capital, a bank cannot operate profitably and may be subject to regulatory enforcement action.

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

        Our Governing Documents May Make it More Difficult for Another Company to Buy DNB.    Our articles of incorporation and bylaws contain provisions that may make it harder for another company to acquire control of DNB. For example, a change in control of DNB cannot occur unless it has been approved by shareholders owning at least 75% of the shares of DNB common stock or by two-thirds of DNB's directors. In addition, the board of directors may oppose another company's offer to buy DNB from its shareholders and in doing so may consider many factors not directly involving the current value of DNB stock. We believe these provisions help DNB become more profitable because they let our management concentrate on developing the profitability of DNB's business for the benefit of our shareholders. As a result of these provisions, if another company tries to offer shareholders a higher price than shareholders can obtain by selling them in the open market, our shareholders may not be able to sell their shares to the other company without the approval of our board of directors.

Item 1B.        Unresolved Staff Comments

            Not applicable.

Item 2.        Properties

        The main office of the Bank is located at 4 Brandywine Avenue, Downingtown, Pennsylvania 19335. The Registrant's registered office is also at this location. The Registrant pays no rent or other form of consideration for the use of the Bank's main office as its principal executive office. The Bank leases its operations center located at 104-106 Brandywine Avenue, Downingtown. With the exception of the Chadds Ford office, West Goshen office, Exton office, West Chester office and limited service offices in Newtown Square and at Tel Hai Retirement Community, all of which are leased, the Bank owns all of its existing branches as described below which had a net book value of $7.1 million including leasehold improvements at December 31, 2007. The Bank's trust department and wealth management unit, operating under the name, "DNB Advisors," have offices in the Bank's Exton Office.

        The bank has thirteen offices located in Chester and Delaware Counties, Pennsylvania. In addition to the Main Office discussed above, they are:

Office	Office Location	Owned/Leased
Caln	1835 East Lincoln Highway, Coatesville	Owned
Chadds Ford	300 Oakland Road, West Chester	Leased
East End	701 East Lancaster Avenue, Downingtown	Owned
Exton	410 Exton Square Parkway, Exton	Leased
Kennett Square	215 E. Cypress St., Kennett Square	Owned
Lionville	Intersection of Route 100 and Welsh Pool Road, Exton	Owned
Little Washington	Route 322 and Culbertson Run Road, Downingtown	Owned
Ludwig's Corner	Intersection of Routes 100 and 401, Chester Springs	Owned
Tel Hai	Tel Hai Retirement Community, Honey Brook (Limited Service)	Leased
West Goshen	1115 West Chester Pike, West Chester	Leased
West Chester	2 North Church Street, West Chester	Leased
Newtown Square	3409 West Chester Pike, Suite 102, Newtown Square (Limited Service)	Leased

        On October 17, 2007 the Bank signed an agreement to lease office space in Media, Delaware County, Pennsylvania, for the purpose of relocating its limited service Newtown Square office. The Bank began to operate its new limited service office in Media in February, 2008.

Item 3.        Legal Proceedings

        DNB is a party to a number of lawsuits arising in the ordinary course of business. While any litigation causes an element of uncertainty, management is of the opinion that the liability, if any, resulting from the actions, will not have a material effect on the accompanying consolidated financial statements.

Item 4.        Submission of Matters to a Vote of Security Holders

        None.

Part II

Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Price of and Dividends on Registrant's Common Equity

        DNB Financial Corporation's common stock is listed under the symbol "DNBF" on the Over-The-Counter Electronic Bulletin Board, an automated quotation service, made available through and governed by the NASDAQ system. Current price information is available from account executives at most brokerage firms as well as the firms listed at the back of this report who are market makers of DNB's common stock. There were approximately 1,250 stockholders who owned 2.6 million shares of common stock outstanding at February 29, 2008.

        The following table sets forth the quarterly high and low prices for a share of DNB's common stock during the periods indicated. Prices for the sale of stock are based upon transactions reported by the brokerage firms of Boenning & Scattergood, Inc. and Ferris, Baker Watts, Inc. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The quoted high and low bids prices are limited only to those transactions known by management to have occurred and there may, in fact, have been additional transactions of which management is unaware. Prices have been adjusted to reflect stock dividends.

	2007		2006
	High	Low	High	Low

First quarter	$19.52	$18.19	$20.41	$17.60
Second quarter	19.52	18.70	19.59	19.05
Third quarter	19.05	16.19	19.72	18.91
Fourth quarter	18.57	14.50	19.71	18.86

        The information required with respect to the frequency and amount of the Registrant's cash dividends declared on each class of its common equity for the two most recent fiscal years is set forth in the section of this report titled, "Item 6 - Selected Financial Data" on page 17.

        The information required with respect to securities authorized for issuance under the Registrant's equity compensation plans is set forth in "Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" on page 79.

(b) Recent Sales of Unregistered Securities

        Not applicable

(c) Purchases of Equity Securities by the Registrant and Affiliated Purchasers

        The following table provides information on repurchases by or on behalf of DNB or any "affiliated purchaser" (as defined in Regulation 10b-18(a)(3)) of its common stock in each month of the quarter ended December 31, 2007:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)

October 1, 2007 – October 31, 2007	600	$18.87	600	89,332
November 1, 2007 – November 30, 2007	200	19.05	200	89,132
December 1, 2007 – December 31, 2007	2,900	16.86	2,900	86,232

Total	3,700	$17.30	3,700

  (a)
  On July 25, 2001, DNB authorized the buyback of up to 175,000 shares of its common stock over an indefinite period. On August 27, 2004, DNB increased the buyback from 175,000 to 325,000 shares of its common stock over an indefinite period.

(d) Corporation Performance Graph

        The following graph presents the 5 year cumulative total return on DNB Financial Corporation's common stock, compared to the S&P 500 Index and S&P Financial Index for the 5 year period ended December 31, 2007. The comparison assumes that $100 was invested in the Corporation's common stock and each of the foregoing indices and that all dividends have been reinvested.

CORPORATION PERFORMANCE
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
AMONG DNB FINANCIAL CORP., the S&P INDEX & the S&P FINANCIAL INDEX

Item 6.        Selected Financial Data

The selected financial data set forth below is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto, contained elsewhere herein.

	At or For the Year Ended December 31 (Dollars in thousands, except share data)
	2007	2006	2005	2004	2003

RESULTS OF OPERATIONS
Interest income	$30,237	$28,249	$23,427	$20,233	$18,894
Interest expense	15,417	13,368	9,313	6,833	7,421

Net interest income	14,820	14,881	14,114	13,400	11,473
Provision for credit losses	60	—	—	—	—
Other non-interest income	4,003	3,414	2,356	2,940	2,540
Other-than-temporary impairment charge	—	—	—	(2,349)	—

Total non-interest income	3,943	3,414	2,356	591	2,540
Non-interest expense	16,589	16,507	14,411	13,189	12,622

Income before income taxes	2,174	1,788	2,059	802	1,391

Income tax expense (benefit)	372	41	(89)	504	(10)

Net income	$1,802	$1,747	$2,148	$298	$1,401

PER SHARE DATA*
Basic earnings	$0.69	$0.67	$0.92	$0.12	$0.61
Diluted earnings	0.69	0.66	0.91	0.12	0.59
Cash dividends	0.50	0.47	0.45	0.43	0.41
Book value	12.55	11.94	11.83	10.34	10.98
Weighted average
Common shares outstanding - basic	2,614,417	2,625,182	2,332,552	2,292,473	2,309,730
FINANCIAL CONDITION
Total assets	$545,840	$525,242	$473,046	$441,059	$409,013
Loans and leases	309,342	329,466	288,130	232,577	203,553
Allowance for credit losses	3,891	4,226	4,420	4,436	4,559
Deposits	412,920	381,027	339,627	323,144	292,436
Borrowings	89,877	110,538	99,880	90,643	88,720
Stockholders' equity	32,635	31,411	30,186	24,738	25,372
SELECTED RATIOS
Return on average stockholders' equity	5.96%	5.73%	8.31%	1.16%	5.47%
Return on average assets	0.36	0.35	0.48	0.07	0.35
Average equity to average assets	6.02	6.18	5.77	6.05	6.41
Loans to deposits	74.92	86.47	84.84	71.97	69.61
Dividend payout ratio	72.17	71.37	49.39	334.34	68.83
*
Per share data and shares outstanding have been adjusted for the 5% stock dividends in December of 2007, 2006, 2005, 2004 and 2003.

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations

I.     Introductory Overview

        DNB Financial Corporation is a bank holding company whose bank subsidiary, DNB First, National Association (the "Bank") is a nationally chartered commercial bank with trust powers, and a member of the FDIC. DNB provides a broad range of banking services to individual and corporate customers through its thirteen community offices located throughout Chester and Delaware Counties, Pennsylvania. DNB is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. DNB funds all these activities with retail and business deposits and borrowings. Through its DNB Advisors division, the Bank provides wealth management and trust services to individuals and businesses. The Bank and its subsidiary, DNB Financial Services, Inc., make available certain non-depository products and services, such as securities brokerage, mutual funds, life insurance and annuities.

        DNB earns revenues and generates cash flows by lending funds to commercial and consumer customers in its marketplace. DNB generates its largest source of interest income through its lending function. A secondary source of interest income is DNB's investment portfolio, which provides liquidity and cash flows for future lending needs.

        In addition to interest earned on loans and investments, DNB earns revenues from fees it charges customers for non-lending services. These services include wealth management and trust services; brokerage and investment services; cash management services; banking and ATM services; as well as safekeeping and other depository services.

        To implement the culture changes necessary at DNB First to become an innovative community bank capable of meeting challenges of the 21st century, we embarked on a strategy called "Loyalty, Bank On It." In recognizing the importance of loyalty in our everyday lives, we have embraced this concept as the cornerstone of DNB First's culture. To that end, DNB continues to make appropriate investments in all areas of our business, including people, technology, facilities and marketing.

        Highlights of DNB's results for the year-end December 31, 2007 include:

    •
    Opened our 13th office in Chadds Ford and renovated our West Goshen office

    •
    Control of non-interest expenses — increase over 2006 of less than 1%

    •
    Steady growth in deposits — up 8.4%

        Earnings. For the year ended December 31, 2007, DNB reported net income of $1.8 million, an increase of $55,000 from the $1.7 million reported for the year ended December 31, 2006, or $0.69 per share versus $0.67 per share, respectively, on a fully diluted basis. DNB's earnings were impacted by general economic conditions challenging all commercial banking institutions — the flat yield curve and increased pricing competition on loans and deposits.

        The following table sets forth selected quarterly financial data and earnings per share for the periods indicated. Per share data have been adjusted for the five percent (5%) stock dividends paid in 2007 and 2006.

Quarterly Financial Data (Dollars in thousands, except per share data)	2007				2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$7,745	$7,533	$7,487	$7,472	$7,452	$7,308	$7,018	$6,471
Interest expense	4,158	3,845	3,714	3,700	3,690	3,557	3,222	2,899

Net interest income	3,587	3,688	3,773	3,772	3,762	3,751	3,796	3,572
Provision for credit losses	60	—	—	—	—	—	—	—

Net interest income before credit losses	3,527	3,688	3,773	3,772	3,762	3,751	3,796	3,572

Non-interest income	1,071	1,060	904	968	829	871	899	815
Non-interest expense	4,079	4,154	4,225	4,131	4,309	4,187	4,144	3,867

Income before income taxes	519	594	452	609	282	435	551	520
Income tax expense (benefit)	104	120	74	74	(98)	18	65	56

Net income	415	474	378	535	380	417	486	464

Basic earnings per share	$ 0.16	$ 0.18	$ 0.14	$ 0.20	$ 0.14	$ 0.16	$ 0.19	$ 0.18

Diluted earnings per share	0.16	0.18	0.14	0.20	0.14	0.16	0.18	0.18

Cash dividends per share	$0.124	$0.124	$0.124	$0.124	$0.118	$0.118	$0.118	$0.118

Asset Quality. Total non-performing loans were $1.9 million at December 31, 2007 compared to $821,000 at December 31, 2006. Non-performing loans to total loans were .60% at December 31, 2007 compared to .25% at December 31, 2006. The allowance for credit losses was $3.9 million at December 31, 2007, compared to $4.2 million at December 31, 2006. The allowance to total loans was 1.26% at December 31, 2007 compared to 1.28% at December 31, 2006. DNB's delinquency ratio (total delinquent loans and leases to total loans and leases) was 1.39% at December 31, 2007, up from 1.03% at December 31, 2006. Delinquencies increased during 2007 in the residential and consumer loan portfolios, primarily home equity loans. During the first quarter of 2008, DNB had one commercial borrower with an outstanding loan balance of $4.2 million, which became impaired because the borrower ceased making payments. The loan is collateralized by 2 properties which are currently under agreements of sale to unaffiliated third parties. The loan is well secured and in the process of collection. Management expects to fully recover the principal and uncollected interest once the properties have been sold. As the U.S. economy enters a period of recession, it is possible that delinquencies may rise as the value of homes decline and DNB's borrowers experience financial difficulty due to corporate downsizing, reduced sales, or other negative events which may impact their ability to meet their contractual loan payments.

II.    Overview of Financial Condition — Major Changes and Trends

        At December 31, 2007, DNB had consolidated assets of $545.8 million and a Tier I/Leverage Capital Ratio of 7.77%. Loans and leases comprise 66.0% of earning assets, while investments and federal funds sold constitute the remainder. During 2007, assets increased $20.6 million to $545.8 million at December 31, 2007, compared to $525.2 million at December 31, 2006. Investment securities increased $16.7 million to $170.9 million, while the loan and lease portfolio declined $20.1 million, or 6.11%, to $309.3 million. Deposits increased $31.9 million to $412.9 million at December 31, 2007. DNB's liabilities are comprised of a high level of core deposits with a low cost of funds in addition to a moderate level of borrowings with costs that are more volatile than core deposits. During the last few years, a flat yield curve, strategic investment in revenue producing personnel, as well as significant margin compression contributed to lower levels of earnings.

Comprehensive 5-Year Plan. During the third quarter of 2007, management updated the 5-year strategic plan that was designed to reposition its balance sheet and improve core earnings. Through the plan, which covers years 2008 through 2012, management will endeavor to expand its loan portfolio through new originations, increased loan participations, as well as strategic loan and lease receivable purchases. Management also plans to reduce the absolute level of borrowings with cash flows from existing loans and investments as well as from new deposit growth. A discussion on DNB's Key Strategies follows below:

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

  •
  Grow loans and diversify the mix

  •
  Reduce long-term borrowings

  •
  Focus on profitable customer segments

  •
  Grow and diversify non-interest income

Strategic Plan Update. During 2007, DNB focused on expense control and initiated a formal training program emphasizing product knowledge and skills necessary to improve customer satisfaction. In conjunction with its desire to penetrate new markets and maximize existing locations, management opened its new Chadds Ford Office in June 2007 and renovated its West Goshen Office in July 2007. Both offices have been successful at attracting new customers and increasing relationships with existing customers. As a result of these and other efforts during 2007, DNB increased deposits by $31.9 million or 8.4% and was able to reduce FHLB Advances by $5.5 million.

        Management's strategies are designed to direct DNB's tactical investment decisions and support financial objectives. DNB's most significant revenue source continues to be net interest income, defined as total interest income less interest expense, which in 2007 accounted for approximately 78.7% of total revenue. To produce net interest income and consistent earnings growth over the long-term, DNB must generate loan and deposit growth at acceptable economic spreads within its market area. To generate and grow loans and deposits, DNB must focus on a number of areas including, but not limited to, the economy, branch expansion, sales practices, customer satisfaction and retention, competition, customer behavior, technology, product innovation and credit performance of its customers.

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

III.  DNB's Principal Products and Services

Loans and Lending Services. DNB's primary source of earnings and cash flows is derived from its lending function. More than sixty-seven percent of DNB's portfolio relates to commercial loans and lease products. DNB focuses on providing these products to small to mid-size businesses throughout Chester and Delaware Counties. In keeping with DNB's goal to match customer business initiatives with products designed to meet their needs, DNB offers a wide variety of fixed and variable rate loans that are priced competitively. DNB serves this market by providing funds for the purchase of business property or ventures, working capital lines, lease financing for equipment and for a variety of other purposes. The commercial loan and lease portfolios amounted to $206.3 million or 66.7% of total loans as of December 31, 2007.

        As a community bank, DNB also serves consumers by providing home equity and home mortgages, as well as term loans for the purchase of consumer goods. During the current interest rate environment, there has been a high demand for consumer home equity loan products. DNB has successfully met this demand with a variety of fixed and variable rate home equity loans and lines, secured by first or second liens on the borrowers' primary residence. At December 31, 2007, consumer loans totaled $56.6 million, up 3.2% from 2006.

        In addition to providing funds to customers, DNB also provides a variety of services to its commercial customers. These services, such as cash management, remote capture, commercial sweep accounts, internet banking, letters of credit and other lending services, are designed to meet our customer needs and help them become successful. DNB provides these services to assist its customers in obtaining financing, securing business opportunities, providing access to new resources and managing cash flows.

Deposit Products and Services. DNB's primary source of funds is derived from customer deposits, which are typically generated by DNB's thirteen branch offices. DNB's deposit base, while highly concentrated in central Chester County, extends to southern Chester County and into parts of Delaware and Lancaster Counties. In addition, a growing amount of new deposits are being generated through expanded government service offerings and as a part of comprehensive loan or wealth management relationships.

        The majority of DNB's deposit mix consists of low costing core deposits, (demand, NOW and savings accounts). The remaining deposits are comprised of rate-sensitive money market and time products. DNB offers tiered savings and money market accounts, designed to attract high dollar, less volatile funds. Certificates of deposit and IRAs are traditionally offered with interest rates commensurate with their terms.

Non-Deposit Products and Services. DNB offers non-deposit products and services through its subsidiaries under the names "DNB Financial Services" ("DNBFS") and "DNB Advisors." Revenues under these entities were $859,000, $707,000 and $712,000 or 4.58%, 3.90% and 4.35% of total revenues for 2007, 2006 and 2005, respectively.

DNB Financial Services. Through a partnership with UVEST Financial Services, DNBFS offers a complete line of investment and insurance products.

•	Fixed & Variable Annuities	•	Defined Benefit Plans
•	401(k) Rollovers	•	Stocks
•	Self-Directed IRAs	•	Bonds
•	Mutual Funds	•	Full Services Brokerage
•	Long Term Care Insurance	•	529 College Savings Plans
•	Life Insurance	•	Estate Accounts
•	Disability Insurance	•	Trust Services
•	Self Employed Pension (SEP)

DNB Advisors. DNB Advisors offers a full line of products and services, which includes the following:

•	Investment Management	•	Investment Advisory
•	Estate Settlement	•	Trust Services
•	Custody Services	•	Retirement Planning
•	Safekeeping

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

        The principal objective of DNB's interest rate risk management is to evaluate the interest rate risk included in certain on and off balance sheet accounts, determine the level of risk appropriate given DNB's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with approved guidelines. Through such management, DNB seeks to reduce the vulnerability of its operations to changes in interest rates. DNB's Asset Liability Committee (the "ALCO") is responsible for reviewing DNB's asset/liability policies and interest rate risk position and making decisions involving asset liability considerations. The ALCO meets on a monthly basis and reports trends and DNB's interest rate risk position to the Board of Directors. The extent of the movement of interest rates is an uncertainty that could have a negative impact on DNB's earnings. (See additional discussion in Item 7a. Quantitative and Qualitative Disclosures About Market Risk on page 45 of this Form 10-K.)

1.    Net Interest Margin

        DNB's net interest margin is the ratio of net interest income to average interest-earning assets. Unlike the interest rate spread, which measures the difference between the rates on earning assets and interest paying liabilities, the net interest margin measures that spread plus the effect of net free funding sources. This is a more meaningful measure of profitability because a bank can have a narrow spread but a high level of equity and non-interest-bearing deposits, resulting in a good net interest margin. One of the most critical challenges DNB faced over the last several years was the impact of historically low interest rates and a narrower spread between short-term rates and long-term rates as noted in the tables below.

	December 31

	2007	2006	2005	2004	2003	2002

Prime	7.25%	8.25%	7.25%	5.25%	4.00%	4.25%
Federal Funds Sold ("FFS")	4.25%	5.25%	4.25%	2.25%	1.00%	1.25%
6 month Treasury	3.51%	5.08%	4.25%	2.56%	1.00%	1.21%

	Historical Yield Spread December 31

	2007	2006	2005	2004	2003	2002

FFS to 5 Year U.S. Treasury	-0.62%	-0.56%	0.10%	1.38%	2.25%	1.53%
FFS to 10 Year U.S. Treasury	-0.04%	-0.55%	0.14%	1.99%	3.27%	2.58%

        In general, financial institutions price their fixed rate loans off of 5 and 10 year treasuries and price their deposits off of shorter indices, like the federal funds rate. As you can see in the table above, the spread between the Federal Funds Sold rate and the 5 and 10 year treasuries has gone from 2.25% and 3.27% at the end of 2003 to a negative .62% and negative ..04%, respectively at the end of 2007. As a result of the compression between long and short term rates, many banks, including DNB, have seen their net interest margin decline during the last 4 years.

        The table below provides, for the periods indicated, information regarding: (i) DNB's average balance sheet; (ii) the total dollar amounts of interest income from interest-earning assets and the resulting average yields (tax-exempt yields and yields on agency preferred stock that have a 70% dividend received deduction ("DRD") have been adjusted to a tax equivalent basis using a 34% tax rate); (iii) the total dollar amounts of interest expense on interest-bearing liabilities and the resulting average costs; (iv) net interest income; (v) net interest rate spread; and (vi) net interest margin. Average balances were calculated based on daily balances. Non-accrual loan balances are included in total loans. Loan fees and costs are included in interest on total loans.

Average Balances, Rates, and Interest Income and Expense
(Dollars in thousands)

	Year Ended December 31
	2007			2006			2005
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

ASSETS
Interest-earning assets:
Investment securities:
Taxable	$127,416	$6,136	4.82%	$109,027	$4,699	4.31%	$128,238	$5,063	3.95%
Tax-exempt	15,014	906	6.04	31,989	1,924	6.01	28,380	1,664	5.86
Tax-preferred DRD	—	—	—	—	—	—	2,199	77	3.50

Total securities	142,430	7,042	4.94	141,016	6,623	4.70	158,817	6,804	4.28
Cash and cash equivalents	23,566	849	3.60	13,853	347	2.51	13,085	218	1.66
Total loans and leases	322,381	22,838	7.08	321,289	22,110	6.88	259,077	17,056	6.58

Total interest-earning assets	488,377	30,729	6.29	476,158	29,080	6.11	430,979	24,078	5.59
Non-interest-earning assets	19,447			17,297			16,965

Total assets	$507,824			$493,455			$447,944

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Savings deposits	$210,572	$4,841	2.30%	$211,647	$4,257	2.01%	$193,205	$2,438	1.26%
Time deposits	131,133	6,172	4.71	96,964	3,870	3.99	74,549	2,096	2.81

Total interest-bearing deposits	341,705	11,013	3.22	308,611	8,127	2.63	267,754	4,534	1.69
Federal funds purchased	263	15	5.52	799	43	5.38	624	21	3.44
Repurchase agreements	33,871	1,263	3.73	38,920	1,535	3.94	30,549	821	2.69
FHLB advances	39,724	2,303	5.80	50,843	2,852	5.61	59,506	3,278	5.51
Other borrowings	9,961	824	8.27	9,974	811	8.13	8,990	659	7.32

Total interest-bearing liabilities	425,524	15,417	3.62	409,147	13,368	3.27	367,423	9,313	2.53
Demand deposits	47,675			50,595			52,863
Other liabilities	3,705			3,241			1,803
Stockholders' equity	30,920			30,472			25,855

Total liabilities and stockholders' equity	$507,824			$493,455			$447,944

Net interest income		$15,312			$15,712			$14,765

Interest rate spread			2.67%			2.84%			3.05%

Net interest margin			3.14%			3.30%			3.43%

2.    Rate / Volume Analysis

        During 2007, net interest income, before the provision for credit losses, decreased $400,000 or 2.5% on a tax equivalent basis, to $15.3 million, from $15.7 million in 2006. As shown in the Rate/Volume Analysis below, $432,000 was attributable to volume changes which were mostly attributable to time deposit growth, which amounted to $1.6 million, offset by $644,000 related to lower levels of FHLB advances and $188,000 related to lower levels of repurchase agreements. The average balance of time deposits was $131.1 million in 2007 compared to $97.0 million in 2006, representing an increase of $34.1 million, or 35.2%, year-over-year. The average balance of FHLB advances and repurchase agreements were $39.7 million and $33.9 million in 2007, compared to $50.8 million and $38.9 million, respectively, in 2006. The $432,000 decrease in net interest income, on a tax-equivalent basis, due to volume was offset by a $32,000 increase related to rate changes. The increase in yields on interest-bearing assets and the increase in rates on interest-bearing liabilities offset each other, resulting in a slight $32,000 difference. The tax equivalent yield on loans and leases in 2007 was 7.08%, compared to 6.88% in 2006. The tax equivalent yield on securities was 4.94% in 2007, compared to 4.70% in 2006. The change due to rate on savings deposits was $609,000 which had an average rate of 2.30% in 2007 and 2.01% in 2006. The change due to rate on time deposits was $694,000 which had an average rate of 4.71% in 2007 and 3.99% in 2006. DNB's composite cost of funds increased to 3.62% in 2007 compared to 3.27% in 2006.

        During 2006, net interest income increased $947,000 or 6.4% on a tax equivalent basis, to $15.7 million, from $14.8 million in 2005. As shown in the Rate/Volume Analysis below, $2.4 million was attributable to volume changes mostly attributable to loan and lease growth, which accounted for $4.3 million, offset by $688,000 related to investment portfolio run-off. The average balance on loans and leases were $321.3 million in 2006 compared to $259.1 million in 2005, representing an increase of $62.2 million, or 24.0%, year-over-year. The $2.4 million increase to net interest income was offset by a $1.5 million decrease related to rate changes. As in 2005, the rates on DNB's interest-bearing liabilities increased at a faster pace than the rates on DNB's interest-earning assets, which had a negative impact on interest income. The tax equivalent yield on loans and leases increased to 6.88% for 2006 compared to 6.58% for 2005. The cost of interest-bearing deposits increased to 2.63% for 2006 compared to 1.69% for 2005. DNB's composite cost of funds increased to 3.27% in 2006 compared to 2.53% in 2005.

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

Rate / Volume Analysis
(Dollars in thousands)

	2007 Versus 2006			2006 Versus 2005
	Change Due To			Change Due To
	Rate	Volume	Total	Rate	Volume	Total

Interest-earning assets:
Loans and leases	$651	$77	$728	$772	$4,281	$5,053
Investment securities:
Taxable	551	886	1,437	464	(828)	(364)
Tax-exempt	7	(1,025)	(1,018)	43	217	260
Tax-preferred DRD	—	—	—	—	(77)	(77)
Cash and cash equivalents	152	350	502	111	19	130

Total	1,361	288	1,649	1,390	3,612	5,002

Interest-bearing liabilities:
Savings deposits	609	(25)	584	1,447	371	1,818
Time deposits	694	1,608	2,302	879	895	1,774
Federal funds purchased	1	(30)	(29)	12	10	22
Repurchase agreements	(83)	(188)	(271)	384	330	714
FHLB advances	94	(644)	(550)	61	(486)	(425)
Other borrowings	14	(1)	13	72	80	152

Total	1,329	720	2,049	2,855	1,200	4,055

Net interest income	$32	$(432)	$(400)	$(1,465)	$2,412	$947

3.    Interest Rate Sensitivity Analysis

        The largest component of DNB's total income is net interest income, and the majority of DNB's financial instruments are comprised of interest rate-sensitive assets and liabilities with various terms and maturities. The primary objective of management is to maximize net interest income while minimizing interest rate risk. Interest rate risk is derived from timing differences in the re-pricing of assets and liabilities, loan prepayments, deposit withdrawals, and differences in lending and funding rates. The Asset/Liability Committee ("ALCO") actively seeks to monitor and control the mix of interest rate-sensitive assets and interest rate-sensitive liabilities.

        ALCO continually evaluates interest rate risk management opportunities, including the use of derivative financial instruments. Management believes that hedging instruments currently available are not cost-effective, and therefore, has focused its efforts on increasing DNB's spread by attracting lower-costing retail deposits and in some instances, borrowing from the FHLB of Pittsburgh.

        DNB reports its callable agency and callable municipal investments ($56.5 million at December 31, 2007) and callable FHLB advances ($35 million at December 31, 2007) at their Option Adjusted Spread ("OAS") effective duration date, as opposed to the call or maturity date. In management's opinion, using effective duration dates on callable securities and advances provides a better estimate of the option exercise date under any interest rate environment. The OAS methodology is an approach whereby the likelihood of option exercise takes into account the coupon on the security, the distance to the call date, the maturity date and current interest rate volatility. In addition, prepayment assumptions derived from historical data have been applied to mortgage-related securities, which are included in investments. (See additional discussion in Item 7a. Quantitative and Qualitative Disclosures About Market Risk on page 45 of this Form 10-K.)

B.    Liquidity and Market Risk Management

        Liquidity is the ability to meet current and future financial obligations. The Bank further defines liquidity as the ability to respond to deposit outflows as well as maintain flexibility to take advantage of lending and investment opportunities. The Bank's primary sources of funds are operating earnings, deposits, repurchase agreements, principal and interest payments on loans, proceeds from loan sales, sales and maturities of mortgage-backed and investment securities, and FHLB advances. The Bank uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, mortgage prepayments, loan and security sales and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition.

        The objective of DNB's asset/liability management function is to maintain consistent growth in net interest income within DNB's policy limits. This objective is accomplished through the management of liquidity and interest rate risk, as well as customer offerings of various loan and deposit products. DNB maintains adequate liquidity to meet daily funding requirements, anticipated deposit withdrawals, or asset opportunities in a timely manner. Liquidity is also necessary to meet obligations during unusual, extraordinary or adverse operating circumstances, while avoiding a significant loss or cost. DNB's foundation for liquidity is a stable deposit base as well as a marketable investment portfolio that provides cash flow through regular maturities or that can be used for collateral to secure funding in an emergency. As part of its liquidity management, DNB maintains assets, which comprise its primary liquidity (Federal funds sold, investments and interest-bearing cash balances, less pledged securities).

C.    Credit Risk Management

        DNB defines credit risk as the risk of default by a customer or counter-party. The objective of DNB's credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis as well as to limit the risk of loss resulting from an individual customer default. Credit risk is managed through a combination of underwriting, documentation and collection standards. DNB's credit risk management strategy calls for regular credit examinations and quarterly management reviews of large credit exposures and credits experiencing credit quality deterioration. DNB's loan review procedures provide objective assessments of the quality of underwriting, documentation, risk grading and charge-off procedures, as well as an assessment of the allowance for credit loss reserve analysis process. As the U.S. economy enters a period of recession, it is possible that delinquencies and non-performing assets may rise as the value of homes decline and DNB's borrowers experience financial difficulty due to corporate downsizing, reduced sales, or other negative events which will impact their ability to meet their contractual loan payments. To minimize the impact on DNB's earnings and maintain sound credit quality, management continues to aggressively monitor credit and credit relationships that may be impacted by such adverse factors.

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

E.    Competition

        In addition to the challenges related to the interest rate environment, community banks in Chester and Delaware Counties have been experiencing increased competition from large regional and international banks entering DNB's marketplace through mergers and acquisitions. Competition for loans and deposits has negatively affected DNB's net interest margin. To compensate for the increased competition, DNB, along with other area community banks, has aggressively sought and marketed customers who have been disenfranchised by these mergers. To attract these customers, DNB has introduced new deposit products, such as Rewards Checking, tax-deferred CDs, the "Easy Saver" IRA as well as Executive and employee packages. In addition, DNB has introduced Remote Capture to our commercial customers to expedite their collection of funds.

F.    Bank Secrecy Act/OFAC/Patriot Act Implementation

        Management of the Bank had previously determined that its BSA compliance program needed to be improved to a level commensurate with BSA, OFAC and Patriot Act related risks to which the Bank is exposed. An action plan was developed and implemented to strengthen the Bank's compliance. It is management's goal that these improvements to the BSA compliance program will address the Bank's BSA compliance needs in order to establish the Bank as an institution that will not pose a target to those who would use the U.S. financial system to further criminal or terrorist ends. However, there is no assurance that the Bank's improved compliance plan will eliminate all risks related to BSA, OFAC and Patriot Act because those regulatory requirements are dynamic and complex and must be continually reassessed in light of the changing environment in which they operate. During 2007, DNB continued its efforts to strengthen its BSA policies, procedures and systems to ensure compliance with OFAC regulations.

V.     Material Trends and Uncertainties

        The industry is experiencing an on-going and widespread trend of consolidation in response to shrinking margins, as well as competitive and economic challenges. In an effort to broaden market share by capitalizing on operational efficiencies, larger institutions have been acquiring smaller regional and community banks and thrifts. DNB's marketplace has witnessed many recent mergers due to attractive demographics, commercial expansion and other growth indicators. As a result of these factors, the operating environment is very competitive as DNB's market hosts over 70 banks, thrifts and credit unions. In addition, brokerage firms, mutual fund companies and boutique investment firms are prevalent, given the attractive demographics. This intense competition continually puts pressures on DNB's margins and operating results as competitors offer a full range of loan, deposit and investment products and services. In addition, many of these competitors are much larger than DNB and consistently outspend the Bank in marketing to attract new customers and buy market share. DNB anticipates these pressures will continue to adversely affect operating results.

VI.   Recent Developments

        From August of 2007 through March of 2008, the Federal Reserve reduced the Federal funds rate by 2.25 percent in an effort to stimulate the economy and lessen in impact of a national recession. The Federal Reserve recently reported that business activity had expanded modestly in the Third District during the fourth quarter of 2007. Manufacturers had reported slight increases in new orders and shipments and retailers reported better sales growth. Auto sales remained slow, and below the year-ago level. Auto dealers generally do not expect the sales rate to strengthen. Overall bank lending has been rising, with better growth in business lending than in consumer and real estate lending. Residential real estate sales remained well off the pace set in 2006 and earlier in 2007, and home building continued to decline. Bankers anticipate slow expansion in overall lending, with gains coming largely from commercial and industrial lending while consumer and real estate lending growth slows. Commercial building occupancy and rents have been rising, but building prices have eased down and leasing activity has slowed since the middle of 2007. Contacts in commercial real estate anticipate near steady demand for office and industrial space, although they believe leasing activity will not increase significantly unless employment growth in the region accelerates. Home builders and residential real estate agents expect sales to remain weak through the winter, and they are not certain that sales will improve appreciably in the second and third quarters of 2008. Firms reporting on labor costs generally noted a continuing trend of moderate increase in wages, but they continued to report large increases in health care benefits costs. Firms reported increases in input costs and output prices in November, and some noted that prices were rising for an increasing number of imported goods.

        DNB has been impacted by these changes in the economy. DNB's net interest margin declined during 2007 because of the flat/inverted yield curve and will continue to experience pressure as the Federal Reserves' rate cuts may outpace our ability to drop rates on our deposit products. Home equity and residential mortgage loan originations may also be down as the value of existing homes decline and the availability to borrow against equity diminishes. DNB also provides loans to builders who construct new homes in residential tract developments. In general, DNB does not advance funds for home construction unless there is a sales agreement in place, however we do advance funds for land acquisition and improvements. As the market for new homes slow, DNB could be impacted by the inability of borrowers to meet their contractual obligations.

A.    Regulatory Developments

        As a national bank and a publicly traded corporation, DNB has a wide-range of regulatory supervision. Over the past few years the regulatory environment has significantly changed, as bank regulators act to monitor economic pressures while the Federal government acts to monitor corporate activities. Bank regulators have increased their scrutiny of asset/liability management, underwriting and capital policies, while Federal regulators have increased their scrutiny on employee compensation arrangements, stock activity, and insider transactions. To help monitor insider transactions and other areas of concern, Congress enacted the Sarbanes-Oxley Act of 2002, which requires members of the Board of Directors to be more knowledgeable and involved with the Bank, imposes more stringent corporate governance standards on publicly held companies, and prompts more transparent disclosure to investors. Fundamentally, the Sarbanes-Oxley Act of 2002 requires more ownership of, and accountability for, financial information by the Board and oversight committees. It also requires increased documentation reporting and review by management in all areas of the Bank and the Corporation.

B.    Accounting Developments Affecting DNB

        FASB Statement No. 155    In February 2006, the FASB issued FASB Statement No. 155, "Accounting for Certain Hybrid Financial Instruments" ("Statement 155"). Among other things, this Statement permits fair value re-measurement for certain hybrid financial instruments and requires that entities evaluate whether beneficial interests contain embedded derivatives or are derivatives in their entirety. This Statement became effective January 1, 2007 and did not have a material impact on DNB's consolidated financial statements.

        FASB Statement No. 156    In March 2006, the FASB issued FASB Statement No. 156, "Accounting for Servicing of Financial Assets" ("Statement 156"). Statement 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. Statement 156 also requires fair value measurement of a servicing asset or liability upon initial recognition and permits different methods to subsequently measure each class of separately recognized servicing assets and servicing liabilities. This Statement additionally permits under certain circumstances a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under FASB Statement No. 115. This Statement became effective January 1, 2007 and did not have a material impact on DNB's consolidated financial statements.

        FASB Statement No. 157    In September 2006, the FASB issued FASB Statement No. 157 — "Fair Value Measurements" ("Statement 157"). Statement 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. The Statement applies only to fair-value measurements that are already required or permitted by other accounting standards. Statement 157 is effective for fair-value measures already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. DNB did not early adopt FASB Statement No. 157 and has determined this Statement will not have a material impact on DNB's consolidated financial statements upon adoption.

        FASB Statement No. 159    In February 2007 the FASB issued FASB Statement No. 159 — "The Fair Value Option for Financial Assets and Liabilities — Including an Amendment of FASB Statement No. 115" ("Statement 159"). Statement 159 permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings without having to apply complex hedge accounting provisions. Statement 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. DNB did not early adopt FASB Statement No. 159, and has determined this Statement will not have a material impact on DNB's consolidated financial statements upon adoption.

        FASB Statement No. 160    In December 2007 the FASB issued FASB Statement No. 160 — "Noncontrolling Interest in Consolidated Financial Statements — Including an Amendment of ARB No. 51" ("Statement 160"). Statement 160 improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the de-consolidation of a subsidiary. Statement 160 is effective as of the beginning of an entity's first fiscal year that begins on or after December 15, 2008. Early adoption is prohibited. DNB has not yet determined whether this statement will have a material impact on DNB's consolidated financial statements upon adoption.

        FASB Statement No. 141 (revised)    In December 2007, FASB issued FASB Statement No. 141 (revised 2007), "Business Combinations" ("Statement 141R). Statement 141R retains the fundamental requirement of FASB Statement No. 141 that the acquisition method of accounting be used for all business combinations. However, Statement 141R does make significant changes to the accounting for a business combination achieved in stages, the treatment of contingent consideration, transaction and restructuring costs, and other aspects of business combination accounting. Statement 141R will be effective with the fiscal year that begins on January 1, 2009, and will change DNB's accounting treatment for business combinations on a prospective basis.

        EITF 06-4    In September 2006, the Emerging Issues Task Force issued EITF 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements". EITF 06-4 concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS 106 (if, in substance, a postretirement benefit plan exits) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. This EITF is applicable to the Replacement Plan referenced in Note 14. The early adoption of EITF 06-4 resulted in a $583,000 net-of-tax charge to stockholders' equity on January 1, 2007.

        EITF 06-5    In September 2006, the Emerging Issues Task Force issued EITF 06-5, "Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4". This consensus concludes that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. A consensus also was reached that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life (or certificate by certificate in a group policy). The consensuses are effective for fiscal years beginning after December 15, 2006. This EITF is applicable to the BOLI already recognized in DNB's statement of condition. The Company adopted EITF 06-5 on January 1, 2007 and there was no material impact on DNB's financial position or results of operations.

        FIN 48    In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"—an interpretation of FASB Statement No. 109 (FIN 48). This interpretation of FASB Statement 109 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation was effective on January 1, 2007. The adoption of FIN 48 did not have a significant impact on DNB's consolidated financial statements.

        SAB No. 109    In November 2007, the SEC issued SAB No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings" ("SAB 109"). SAB 109 supersedes SAB No. 105, "Loan Commitments Accounted for as Derivative Instruments," and expresses the view that expected net future cash flows related to the servicing of loans should be included in the fair value measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 retains the views in SAB No. 105 that internally developed intangible assets (such as client relationship intangible assets) should not be included in the fair value measurement of derivative loan commitments. SAB 109 is effective on January 1, 2008. DNB concluded that SAB 109 did not have a material effect on its consolidated financial statements upon adoption.

        SAB No. 110    In December 2007, the SEC issued SAB No. 110, and extended, under certain circumstances, the availability of a "simplified" method for estimating the expected term of "plain vanilla" share options in accordance with FASB Statement No. 123 (revised). DNB has not yet determined whether SAB 110 will affect DNB's consolidated financial statements upon adoption.

C.    Internal Developments Affecting DNB

        In order to support the Bank's five-year strategic plan, which calls for strong growth in deposits, loans and fee income, as well as expense control, the Bank opened its 13th office in Chadds Ford, Delaware County in July 2007. DNB renovated its West Goshen office during the third quarter of 2007 and signed an agreement on October 17, 2007 to lease office space in Media, Delaware County, Pennsylvania, for the purpose of relocating its limited service Newtown Square office. DNB began operations of the Media office in February 2008. In addition, DNB initiated a management committee to review all vendor contracts for products and services in order to reduce operating expenses.

VII.    Critical Accounting Policies and Estimates

        The following discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Generally accepted accounting principles are complex and require management to apply significant judgment to various accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. Actual results may differ from these estimates under different assumptions or conditions.

        In management's opinion, the most critical accounting policies and estimates impacting DNB's consolidated financial statements are listed below. These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. For a complete discussion of DNB's significant accounting policies, see the footnotes to the Consolidated Financial Statements and discussion throughout this Form 10-K.

1.    Determination of the allowance for credit losses.    Credit loss allowance policies involve significant judgments, estimates and assumptions by management which may have a material impact on the carrying value of net loans and, potentially, on the net income recognized by DNB from period to period. The allowance for credit losses is based on management's ongoing evaluation of the loan and lease portfolio and reflects an amount considered by management to be its best estimate of the amount necessary to absorb known and inherent losses in the portfolio. Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, diversification of the portfolios, delinquency statistics, results of loan review and related classifications, and historic loss rates. In addition, certain individual loans which management has identified as problematic are specifically provided for, based upon an evaluation of the borrower's perceived ability to pay, the estimated adequacy of the underlying collateral and other relevant factors. In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for credit losses. They may require additions to the allowance based upon their judgments about information available to them at the time of examination. Although provisions have been established and segmented by type of loan, based upon management's assessment of their differing inherent loss characteristics, the entire allowance for credit losses is available to absorb further losses in any category.

        Management uses significant estimates to determine the allowance for credit losses. Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB's control, management's estimate of the amount necessary to absorb credit losses and actual credit losses could differ. DNB's current judgment is that the allowance for credit losses remains appropriate at December 31, 2007.

VIII.  2007 Financial Results

A.    Liquidity

        Management maintains liquidity to meet depositors' needs for funds, to satisfy or fund loan commitments, and for other operating purposes. DNB's foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding. Primary liquidity includes investments, Federal funds sold, and interest-bearing cash balances, less pledged securities. DNB also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios. In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $134.2 million at December 31, 2007. Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

        As of December 31, 2007, deposits totaled $412.9 million, up $31.9 million from $381.0 million at December 31, 2006. There were approximately $138.1 million in certificates of deposit scheduled to mature during the next twelve months. At December 31, 2007, DNB had $60.6 million in un-funded loan commitments. In addition, there were $4.6 million in un-funded letters of credit. Management anticipates the majority of these commitments will be funded by means of normal cash flows.

        The following table sets forth the composition of DNB's deposits at the dates indicated.

Deposits By Major Classification
(Dollars in thousands)

	December 31
	2007	2006	2005	2004	2003

Non-interest-bearing deposits	$48,741	$50,852	$51,407	$53,402	$52,788
Interest-bearing deposits:
NOW	82,912	82,579	78,664	79,527	67,158
Money market	93,029	66,352	45,390	42,199	55,412
Savings	38,362	54,956	77,216	77,897	46,630
Certificates	133,530	108,970	70,621	53,558	52,611
IRA	16,346	17,318	16,329	16,561	17,837

Total deposits	$412,920	$381,027	$339,627	$323,144	$292,436

  Capital Resources and Adequacy

        Stockholders' equity was $32.6 million at December 31, 2007 compared to $31.4 million at December 31, 2006. The increase was primarily the result of net income and other comprehensive income offset by cash dividends paid.

        Management believes that the Corporation and the Bank have each met the definition of "well capitalized" for regulatory purposes on December 31, 2007. The Bank's capital category is determined for the purposes of applying the bank regulators' "prompt corrective action" regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of the Corporation's or the Bank's overall financial condition or prospects. The Corporation's capital exceeds the FRB's minimum leverage ratio requirements for bank holding companies (see additional discussion in Regulatory Matters — Footnote 17 to DNB's consolidated financial statements).

        Under federal banking laws and regulations, DNB and the Bank are required to maintain minimum capital as determined by certain regulatory ratios. Capital adequacy for regulatory purposes, and the capital category assigned to an institution by its regulators, may be determinative of an institution's overall financial condition.

        In addition, the Federal Reserve Bank (the "FRB") leverage ratio rules require bank holding companies to maintain a minimum level of "primary capital" to total assets of 5.5% and a minimum level of "total capital" to total assets of 6%. For this purpose, (i) "primary capital" includes, among other items, common stock, certain perpetual debt instruments such as eligible Trust Preferred Securities, contingency and other capital reserves, and the allowance for credit losses, (ii) "total capital" includes, among other things, certain subordinated debt, and "total assets" is increased by the allowance for credit losses. DNB's primary capital ratio and its total capital ratio are both 7.8%. Based on the foregoing, as of December 31, 2007, both DNB and the Bank would be deemed to be "well capitalized" for regulatory purposes.

B.    Results of Operations

1.    Summary of Performance

(a)    Summary of Results

        For the year ended December 31, 2007, DNB reported net income of $1.8 million versus $1.7 million for 2006. Per share earnings on a fully diluted basis were $0.69, up from $0.66 for the prior year.

        DNB's earnings were impacted by the general economic conditions challenging all commercial banking institutions—the flat to inverted yield curve and increased pricing competition on loans and deposits. In addition, the average balance of loans and leases remained flat amidst heavy competition in DNB's market. During the year, management focused on expense control and adherence to sound underwriting standards. During 2007, DNB's recognized the benefits of the efficiency study it undertook in 2006 as operating expenses increased only $82,000 or .50%. DNB was able to maintain expenses at relatively the same level as 2006, despite opening a new branch at Chadds Ford and renovating the West Goshen branch. During 2007, DNB restructured portions of its investment portfolio and recognized $395,000 in net gains. Highlights for the year include:

  •
  Efficiencies recognized in connection with a bank-wide project that took place in the second quarter of 2006.
  •
  The opening of a new office in Chadds Ford and the renovation of our West Goshen branch.
  •
  A $31.9 million or 8.4% increase in deposits

        DNB continued to build franchise value in 2007 by investing in strategies that will improve earnings and increase market share in the future. DNB grew deposits in spite of a difficult environment and the efficiencies initiated in 2006 position DNB well for improved earnings.

(b)    Significant Events, Transactions and Economic Changes Affecting Results

        Despite a great many challenges in 2007, DNB made definitive progress on its strategic plan. Some of the accomplishments include the following:

  •
  The full implementation of the company-wide initiative to improve efficiency and enhance the customer's experience that was begun in 2006. A nationally recognized bank-consulting firm was hired to assist in this study. As a result of this initiative, DNB developed ways to more effectively utilize technology, streamline processes and procedures, and maximize the effectiveness of all employees. During 2007, DNB streamlined its new loan application process, benefiting customers and eliminating redundancies.

  •
  Overall, deposits increased $31.9 million or 8.37%, as compared to December 31, 2006. Demand, money market, NOW and savings deposits, which DNB considers core to its deposit-gathering strategy, were up in aggregate on a net basis by $8.3 million or 3.26%, when compared to December 31, 2006. Management considers these types of deposits to be a key indicator of the DNB's ability to generate lower cost funds that are longer in duration and can better support DNB's liquidity needs. At the same time, net borrowings were down $20.7 million or 18.69%.

  •
  During 2007, DNB opened a new full service office in Chadds Ford, Delaware County and renovated its West Goshen Office in order to enhance its delivery system.

(c)    Trends and Uncertainties

        Between June 2004 and September 2007, the federal funds target rate had been raised 17 times, by a total of 425 basis points. However, in part because of continued strong demand for U.S. Treasury and agency debt by foreign investors, long-term U.S. interest rates have been slower to rise. The result has been a significant flattening of the Treasury yield curve, to the point where it has actually become inverted. The average spread between 10-year U.S. Treasury yields and the federal funds rate has declined from 3.27% at the end of 2003 to negative 0.04% in December 2007. The inverted yield curve, along with heightened competition for loans and deposits, has put downward pressure on the net interest margin of most financial institutions. DNB's profitability depends largely on our net interest margin. Continued downward pressure could have a significant impact on the future earnings of DNB. DNB has been impacted by these changes in the economy. DNB's net interest margin declined during 2007 because of the flat/inverted yield curve and will continue to experience pressure as the Federal Reserves' rate cuts may outpace our ability to drop rates on our deposit products. Home equity and residential mortgage loan originations may also be down as the value of existing homes decline and the availability to borrow against equity diminishes. As the U.S. economy enters a period of recession, it is possible that delinquencies may rise as the value of homes decline and DNB's borrowers experience financial difficulty due to corporate downsizing, reduced sales, or other negative events which may impact their ability to meet their contractual loan payments. DNB also provides loans to builders who construct new homes in residential tract developments. In general, DNB does not advance funds for home construction unless there is a sales agreement in place, however we do advance funds for land acquisition and improvements. As the market for new homes slow, DNB could be impacted by the inability of borrowers to meet their contractual obligations.

(d)    Material Changes in Results

        Please refer to the discussion above in the section titled "Significant Events, Transactions and Economic Changes Affecting Results".

(e)    Effect of Inflation and Changing Rates

        For detailed discussion of the effects of inflation and changes in rates on DNB's results, refer to the discussion below on Net Interest Income.

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

2007 Results Compared to 2006 Results

        In 2007, DNB focused on improving operational efficiencies and containing costs. As a result of intense competition in DNB's market, outstanding loans declined by $20.1 million during 2007, however average loans remained relatively flat and the average yield was up 20 basis points year over year. In addition, the yield on the investment portfolio increased due to purchase of higher yielding securities. Higher costing deposits, primarily time deposits, offset the benefit of the higher yield on loans and investments. This resulted in a $61,000 decline in net interest income and a 16 basis point decline in DNB's net interest margin which decreased from 3.30% in 2006 to 3.14% in 2007.

        Interest on loans and leases was $22.7 million for 2007 compared to $21.9 million for 2006. The average balance on loans and leases was $322.4 million with an average yield of 7.08% in 2007 compared to an average balance of $321.3 million with an average yield of 6.88% in 2006. Year over year, the average balance of loans and leases remained flat amidst heavy competition in DNB's market. During the year, management focused on adherence to sound underwriting standards during a period when real estate values declined and many of DNB's competitors were plagued by their origination of sub-prime loans. The increase in yield was the result of higher interest rates on prime-based loans year over year.

        Interest and dividends on investment securities was $6.7 million and $6.0 million for 2007 and 2006, respectively. The average balance on investment securities was $142.4 million with an average yield of 4.94% in 2007 compared to $141.0 million with an average yield of 4.70% in 2006. Interest and dividends increased $764,000 year over year, even though the average balance remained relatively flat. The primary reason for this increased income was the sale of $32.5 million of tax-free municipal securities during the year and the purchase of higher yielding taxable securities with the proceeds.

        Interest on deposits was $11.0 million for 2007 compared to $8.1 million for 2006. The average balance of interest-bearing deposits was $341.7 million with an average rate of 3.22% for 2007 compared to $308.6 million with an average rate of 2.63% for 2006. The increase in average balance was primarily the result of aggressive marketing of deposit relationships. The increase in rate was primarily the result of an increase in the cost of funds resulting from the rising interest rate environment during the first three quarters of 2007.

        Interest on FHLB advances was $2.3 million for 2007 compared to $2.9 million for 2006. The average balance on FHLB advances was $39.7 million with an average rate of 5.80% for 2007 compared to $50.8 million with an average rate of 5.61% for 2006. The decrease in the average balance was the result of FHLB borrowings that matured and were repaid. The increased average rate in 2007 resulted from maturity or pay-down of lower rate borrowings during the year.

        Interest on repurchase agreements was $1.3 million for 2007 compared to $1.5 million for 2006. The average balance on repurchase agreements was $33.9 million with an average rate of 3.73% for 2007 compared to $38.9 million with an average rate of 3.94% for 2006. The decrease in average balance was due to a fewer number of commercial customers using this product during the year and the decrease in rate was primarily the result of lower competitive market rates during 2007.

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

        Interest on loans and leases was $21.9 million for 2006 compared to $17.0 million for 2005. The average balance on loans and leases was $321.3 million with an average yield of 6.88% compared to an average balance of $259.1 million with an average yield of 6.58%. The increase in the average balance was the result of implementing DNB's strategic plan to aggressively grow the balance sheet through loan originations, participations and purchases. This has been accomplished with the addition of key revenue producing personnel as well as by adding a loan production office in Newtown Square. The increase in yield was the result of the rising interest rate environment mentioned above.

        Interest and dividends on investment securities was $6.0 million and $6.2 million for 2006 and 2005, respectively. The average balance on investment securities was $141.0 million with an average yield of 4.70% in 2006 compared to $158.8 million with an average yield of 4.28% in 2005. The decrease in balance was the result of investment portfolio run-off, which was part of DNB's strategic plan. The increase in yield was the result of DNB taking advantage of the interest rate environment to restructure a significant portion of its investment securities portfolio. In March 2005, DNB sold $73.3 million of structured securities, government agency preferred stock, longer-term municipal securities, as well as corporate securities. The majority of the proceeds received on the sale of these investments were re-invested into higher yielding agency mortgage-backed securities, agency bonds and municipal securities.

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

        Interest on FHLB advances was $2.9 million for 2006 compared to $3.3 million for 2005. The average balance on FHLB advances was $50.8 million with an average rate of 5.61% for 2006 compared to $59.5 million with an average rate of 5.51% for 2005. The decrease in the average balance was the result of FHLB borrowings that matured and were repaid. The increase in rate was the result of lower cost FHLB borrowings that matured and were repaid during 2006.

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

3.    Provision for Credit Losses

        To provide for known and inherent losses in the loan and lease portfolio, DNB maintains an allowance for credit losses. There was a $60,000 provision made in 2007, and there were no provisions for credit losses made during the years ended December 31, 2006 and 2005. For a detailed discussion on DNB's reserving methodology, refer to "Item 1 — Determination of the allowance for credit losses" which can be found under "Critical Accounting Policies and Estimates".

4.    Non-Interest Income

        Non-interest income includes service charges on deposit products; fees received in connection with the sale of non-depository products and services, including fiduciary and investment advisory services offered through DNB Advisors; securities brokerage products and services and insurance products and services offered through DNB Financial Services; and other sources of income such as increases in the cash surrender value of Bank Owned Life Insurance ("BOLI"), net gains on sales of investment securities and other real estate owned ("OREO") properties. In addition, DNB receives fees for cash management, remote capture, merchant services, debit cards, safe deposit box rentals and similar activities.

2007 Results Compared to 2006 Results

        Non-interest income was $4.0 million for 2007 compared to $3.4 million for 2006. This increase was primarily due to the sale of $58.7 million securities during the year, resulting in $395,000 net gains. The increase in non-interest income was also partly due to higher levels of estate fees, coupled with increased income on BOLI policies. Service charges on deposit accounts were $1.6 million for 2007 compared to $1.7 million for 2006. This decrease was primarily attributable to a lower level of non-sufficient funds ("NSF") fees, which decreased $54,000 year-over-year. Wealth management fees were $859,000 for 2007 compared to $707,000 for 2006. This increase was primarily the result of increased fee income from estate settlements from DNB Advisors.

2006 Results Compared to 2005 Results

        Non-interest income was $3.4 million for 2006 compared to $2.4 million for 2005. This increase was primarily due to DNB restructuring its investment portfolio in 2005, resulting in a $699,000 pre-tax loss on the sale of securities. Additionally, the increase in non-interest income was also partly due to additional service charges on deposit accounts.

        Service charges on deposit accounts were $1.7 million for 2006 compared to $1.4 million for 2005. This increase was primarily attributable to non-sufficient funds ("NSF") fees, which increased $306,000 year-over-year.

5.    Non-Interest Expense

        Non-interest expense includes salaries & employee benefits, furniture & equipment, occupancy, professional & consulting fees as well as marketing, printing & supplies and other less significant expense items.

2007 Results Compared to 2006 Results

        Non-interest expense was $16.6 million for 2007 compared to $16.5 million for 2006.

Salary and employee benefits. Salary and employee benefits were $9.2 million for 2007 compared to $9.1 million for 2006. The increase was attributable to merit increases, offset by lower levels of full-time equivalent employees year over year.

Furniture and equipment. Furniture and equipment expense was $1.6 million for 2007 compared to $1.4 million for 2006. The increase was primarily attributable to depreciation on equipment purchased for DNB's new Chadds Ford office and for its renovated West Goshen office as well as additional hardware and software upgrades made during 2007.

Occupancy. Occupancy expense was $1.5 million for 2007 compared to $1.3 million for 2006. The increase was associated with an increase in rent and depreciation expense resulting from the opening of a new full-service branch in Chadds Ford Township, Delaware County, Pennsylvania. In addition, the bank renovated it West Goshen office during 2007 contributing to the increase in occupancy expense.

Professional and consulting. Professional and consulting expenses were $1.2 million for 2007 compared to $1.6 million for 2006. The primary reason for the decrease was due to the $312,000 in expenses recognized in 2006 relating to the efficiency project started in the second quarter of 2006 that did not recur in 2007. This project has helped to streamline many processes throughout DNB, which has helped to decrease non-interest expenses in many areas. The efficiencies gained in this project led to a reduction of 14 full time equivalent employees.

2006 Results Compared to 2005 Results

        Non-interest expense was $16.5 million for 2006 compared to $14.4 million for 2005.

Salary and employee benefits. Salary and employee benefits were $9.1 million for 2006 compared to $8.2 million for 2005. The increase was largely attributable to the substantial investment in key staff, principally revenue producing personnel. DNB continued to make significant progress by adding seasoned individuals who will provide DNB with additional leadership serving the Private Banking, Credit and Retail needs of our customers.

Furniture and equipment. Furniture and equipment expense was $1.4 million for 2006 compared to $1.2 million for 2005. The increase was primarily attributable to depreciation on additional equipment purchased at DNB's new West Chester office as well as additional hardware and software upgrades made during 2006.

Occupancy. Occupancy expense was $1.3 million for 2006 compared to $1.0 million for 2005. The increase was associated with an increase in rent expense resulting from a full years rent expense recognized in 2006, versus a partial year rent expense recognized in 2005 on new offices opened in 2005 in Newtown Square and West Chester. Additionally, on April 26, 2006 the Bank signed an agreement to lease a parcel of land in Chadds Ford Township, Delaware County, Pennsylvania, for the purpose of developing the premises to accommodate a future branch.

Professional and consulting. Professional and consulting expenses were $1.6 million for 2006 compared to $1.1 million for 2005. The primary reason for the increase was due to expenses recognized relating to the efficiency project started in the second quarter of 2006. This project has helped to streamline many processes throughout the bank, which will help to decrease non-interest expense in the future along with a reduction of 14 full time equivalent employees. Additionally, DNB outsourced its internal audit function during 2006 and the cost of outsourcing is included in professional and consulting expenses for 2006.

6.    Income Taxes

2007 Results Compared to 2006 Results

        Income tax expense was $372,000 for 2007 compared to $41,000 for 2006. Income tax expense for each period differs from the amount determined at the statutory rate of 34% due to tax-exempt income on loans and investment securities, DNB's ownership of BOLI policies and tax credits recognized on a low-income housing limited partnership. The effective tax rate for 2007 was 17.1% and 2.3% in 2006. The higher effective tax in 2007 was caused by higher levels of pre-tax income in addition to DNB reducing its investments in tax-exempt securities during 2007.

2006 Results Compared to 2005 Results

        Income tax expense was $41,000 for 2006 compared to a benefit of $89,000 for 2005. Income tax expense (benefit) for each period differs from the amount determined at the statutory rate of 34% due to tax-exempt income on loans and investment securities, DNB's ownership of BOLI policies and tax credits recognized on a low-income housing limited partnership. During 2005, DNB reversed a portion of the previously recorded valuation allowance for deferred tax assets and recognized a related income tax benefit of $308,000. Most of the reversal was associated with a tax gain recognized on the sale of two operations buildings as well as an additional reversal that was made in connection with the sale of agency preferred securities both of which are "Capital Assets" as defined under Internal Revenue Code Section 1221.

Financial Condition Analysis

1.    Investment Securities

        DNB's investment portfolio consists of US agency securities, mortgage-backed securities issued by US Government agencies, collateralized mortgage obligations, state and municipal securities, bank stocks, and other bonds and notes. In addition to generating revenue, DNB maintains the investment portfolio to manage interest rate risk, provide liquidity, provide collateral for borrowings and to diversify the credit risk of earning assets. The portfolio is structured to maximize DNB's net interest income given changes in the economic environment, liquidity position and balance sheet mix.

        Given the nature of the portfolio, and its generally high credit quality, management normally expects to realize all of its investment upon the maturity of such instruments. Management determines the appropriate classification of securities at the time of purchase. Investment securities are classified as: (a) securities held to maturity ("HTM") based on management's intent and ability to hold them to maturity; (b) trading account ("TA") securities that are bought and held principally for the purpose of selling them in the near term; and (c) securities available for sale ("AFS"). DNB does not currently maintain a trading account portfolio.

        Securities classified as AFS include securities that may be sold in response to changes in interest rates, changes in prepayment assumptions, the need to increase regulatory capital or other similar requirements. DNB does not necessarily intend to sell such securities, but has classified them as AFS to provide flexibility to respond to liquidity needs.

        DNB's investment portfolio (HTM and AFS securities) totaled $167.5 million at December 31, 2007, up 11% from $150.6 million at December 31, 2006.

        The following tables set forth information regarding the composition, stated maturity and average yield of DNB's investment security portfolio as of the dates indicated (tax-exempt yields have been adjusted to a tax equivalent basis using a 34% tax rate). The first two tables do not include amortization or anticipated prepayments on mortgage-backed securities. Callable securities are included at their stated maturity dates.

Investment Maturity Schedule, Including Weighted Average Yield
(Dollars in thousands)

	December 31, 2007
Held to Maturity	Less than 1 Year	1-5 Years	5-10 Years	Over 10 Years	No Stated Maturity	Total	Yield

US Government agency obligations	$3,731	$—	$—	$—	$—	$3,731	3.41%
US agency mortgage-backed securities	255	217	230	140	—	842	4.79
Collateralized mortgage obligations	—	—	444	5,364	—	5,808	3.66
State and municipal tax-exempt	—	791	700	3,049	—	4,540	3.81

Total	$3,986	$1,008	$1,374	$8,553	$—	$14,921	3.71%

Percent of portfolio	27%	7%	9%	57%	—%	100%

Weighted average yield	3.41%	3.85%	3.80%	3.81%	—%	3.71%

Available for Sale	Less than 1 Year	1-5 Years	5-10 Years	Over 10 Years	No Stated Maturity	Total	Yield

US Government agency obligations	$6,012	$4,422	$15,039	$8,796	$—	$34,269	5.39%
US agency mortgage-backed securities	40	—	3,970	78,955	—	82,965	5.28
Collateralized mortgage obligations	—	—	—	7,261		7,261	5.49
State and municipal taxable	—	—	3,050	24,996	—	28,046	5.74
Equity securities	—	—	—	—	29	29	3.35

Total	$6,052	$4,422	$22,059	$120,008	$29	$152,570	5.40%

Percent of portfolio	4%	3%	14%	79%	—%	100%

Weighted average yield	5.28%	4.30%	5.50%	5.46%	3.35%	5.40%

Composition of Investment Securities
(Dollars in thousands)

	December 31
	2007		2006
	Held to Maturity	Available for Sale	Held to Maturity	Available for Sale

US Government agency obligations	$3,731	$34,269	$4,728	$49,771
US agency mortgage-backed securities	842	82,965	1,192	49,222
Collateralized mortgage obligations	5,808	7,261	6,929	—
State and municipal tax-exempt	4,540	—	6,082	32,605
State and municipal taxable	—	28,046	—	—
Equity securities	—	29	—	38

Total	$14,921	$152,570	$18,931	$131,636

2.    Loans and Lease Portfolio

        DNB's loan and lease portfolio consists primarily of commercial and residential real estate loans, commercial loans and lines of credit (including commercial construction), commercial leases and consumer loans. The portfolio provides a stable source of interest income, monthly amortization of principal and, in the case of adjustable rate loans, re-pricing opportunities.

        Net loans and leases were $305.5 million at December 31, 2007, down $19.8 million or 6.1% from 2006. Commercial loans decreased $18.7 million or 18.8% to $81.0 million, commercial leases decreased $9.4 million or 40.9% to $13.6 million, residential mortgage loans decreased $6.2 million or 11.8% to $46.4 million, consumer loans increased $1.8 million or 3.3% to $56.6 million and commercial mortgage loans increased $12.4 million or 12.5% to $111.7 million.

        The following table sets forth information concerning the composition of total loans outstanding, net of unearned income and fees and the allowance for credit losses, as of the dates indicated.

Total Loans and Leases Outstanding, Net of Allowance for Credit Losses
(Dollars in thousands)

	December 31,
	2007	2006	2005	2004	2003

Residential mortgages	$46,448	$52,636	$43,738	$18,677	$16,048
Commercial mortgages	111,727	99,333	88,921	87,795	89,027
Commercial loans	81,021	99,732	83,156	63,595	54,587
Commercial leases	13,593	22,994	23,934	19,300	8,434
Consumer	56,553	54,771	48,381	43,210	35,457

Total loans and leases	309,342	329,466	288,130	232,577	203,553
Less allowance for credit losses	(3,891)	(4,226)	(4,420)	(4,436)	(4,559)

Net loans and leases	$305,451	$325,240	$283,710	$228,141	$198,994

        The following table sets forth information concerning the contractual maturities of the loan portfolio, net of unearned income and fees. For amortizing loans, scheduled repayments for the maturity category in which the payment is due are not reflected below, because such information is not readily available.

Loan and Lease Maturities
(Dollars in thousands)

	December 31, 2007
	Less than 1 Year	1-5 Years	Over 5 Years	Total

Residential mortgages	$2,984	$28,405	$15,059	$46,448
Commercial mortgages	19,885	42,667	49,175	111,727
Commercial term loans	32,346	20,969	27,706	81,021
Commercial leases	1,642	11,951	—	13,593
Consumer loans	1,566	21,992	32,995	56,553

Total loans and leases	58,423	125,984	124,935	309,342

Loans and leases with fixed interest rates	18,779	66,692	58,856	144,327
Loans and leases with variable interest rates	39,644	59,292	66,079	165,015

Total loans and leases	$58,423	$125,984	$124,935	$309,342

3.    Non-Performing Assets

        Total non-performing assets increased $870,000 to $1.9 million at December 31, 2007, compared to $821,000 at December 31, 2006. The increase was primarily attributable to one home equity loan totaling $500,000 and 2 residential mortgages totaling $697,000 that were placed on non-accrual during 2007. As a result of the increase in non-performing loans, the non-performing loans to total loans ratio increased to .60% at December 31, 2007 from .25% at December 31, 2006. DNB has a significant level of commercial and commercial real estate loans and continues to work diligently to improve asset quality and position itself for possible economic downturns by tightening underwriting standards and improving lending policies and procedures. Non-performing assets have, and will continue to have, an impact on earnings; therefore management intends to continue working aggressively to reduce the level of such assets.

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

        DNB's Credit Policy Committee monitors the performance of the loan and lease portfolio to identify potential problem assets on a timely basis. Committee members meet to design, implement and review asset recovery strategies, which serve to maximize the recovery of each troubled asset. As of December 31, 2007, DNB had $5.6 million of loans, which, although performing at that date, are believed to require increased supervision and review; and may, depending on the economic environment and other factors, become non-performing assets in future periods. The amount of such loans at December 31, 2006 was $3.7 million. The majority of the loans are secured by commercial real estate, with lesser amounts being secured by residential real estate, inventory and receivables.

        The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, (iii) troubled debt restructurings other than those included in items (i) and (ii), and (iv) OREO as a result of foreclosure or voluntary transfer to DNB.

Non-Performing Assets
(Dollars in thousands)

	December 31
	2007	2006	2005	2004	2003

Non-accrual loans:
Residential mortgages	$697	$—	$—	$117	$165
Commercial mortgages	—	—	5	25	2,142
Commercial term loans	—	42	1,017	231	233
Commercial leases	255	38	83	—	—
Consumer loans	569	635	—	16	16

Total non-accrual loans	1,521	715	1,105	389	2,556
Loans 90 days past due and still accruing	345	106	245	36	472
Troubled debt restructurings	—	—	—	—	—

Total non-performing loans	1,866	821	1,350	425	3,028

Other real estate owned	—	—	—	—	—

Total non-performing assets	$1,866	$821	$1,350	$425	$3,028

Asset quality ratios:
Non-performing loans to total loans	0.6%	0.3%	0.5%	0.2%	1.5%
Non-performing assets to total assets	0.3	0.1	0.3	0.1	0.7
Allowance for credit losses to:
Total loans and leases	1.3	1.3	1.5	1.9	2.2
Non-performing loans and leases	208.5	514.7	327.3	1,043.8	150.5

4.    Allowance for Credit Losses

        To provide for known and inherent losses in the loan and lease portfolios, DNB maintains an allowance for credit losses. Provisions for credit losses are charged against income to increase the allowance when necessary. Loan and lease losses are charged directly against the allowance and recoveries on previously charged-off loans and leases are added to the allowance. In establishing its allowance for credit losses, management considers the size and risk exposure of each segment of the loan and lease portfolio, past loss experience, present indicators of risk such as delinquency rates, levels of non-accruals, the potential for losses in future periods, and other relevant factors. Management's evaluation of the loan and lease portfolio generally includes reviews of borrowers of $100,000 or greater. Consideration is also given to examinations performed by regulatory agencies, primarily the Office of the Comptroller of the Currency ("OCC").

        In establishing and reviewing the allowance for adequacy, Management establishes the allowance for credit losses in accordance with U.S. generally accepted accounting principles and the guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin 102 (SAB 102). Its methodology for assessing the appropriateness of the allowance consists of several key elements which include: specific allowances for identified problem loans; formula allowances for commercial and commercial real estate loans; and allowances for pooled homogenous loans. As a result, management has taken into consideration factors and variables which may influence the risk of loss within the loan portfolio, including: (i) trends in delinquency and non-accrual loans; (ii) changes in the nature and volume of the loan portfolio; (iii) effects of any changes in lending policies; (iv) experience, ability, and depth of management; (v) quality of loan review; (vi) national and local economic trends and conditions; (vii) concentrations of credit; and

(viii) effect of external factors on estimated credit losses. The unallocated portion of the allowance is intended to provide for probable losses not otherwise accounted for in management's other elements of its overall estimate. In addition, DNB reviews historical loss experience for the commercial real estate, commercial, residential real estate, home equity and consumer installment loan pools to determine a historical loss factor. The historical loss factors are then applied to the current portfolio balances to determine the required reserve percentage for each loan pool based on risk rating.

        DNB's percentage of allowance for credit losses to total loans and leases was 1.26% at December 31, 2007 compared to 1.28% and 1.53% for the years ended December 31, 2006 and 2005, respectively. There was a $60,000 provision made in 2007. Net charge-offs were $395,000 in 2007 compared to $194,000 and $16,000 in 2006 and 2005, respectively. The percentage of net charge-offs to total average loans and leases were .13%, .06% and 0.01% during the same respective periods.

Analysis of Allowance for Credit Losses
(Dollars in thousands)

	Year Ended December 31
	2007	2006	2005	2004	2003

Beginning balance	$4,226	$4,420	$4,436	$4,559	$4,546
Provisions	60	—	—	—	—
Loans charged off:
Real estate	—	—	—	—	(10)
Commercial	(1)	—	(31)	(8)	(302)
Leases	(458)	(360)	—	(75)	—
Consumer	(27)	(5)	(15)	(105)	(14)

Total charged off	(486)	(365)	(46)	(188)	(326)

Recoveries:
Real estate	7	8	6	16	111
Commercial	15	44	20	14	220
Leases	62	117	—	—	—
Consumer	7	2	4	35	8

Total recoveries	91	171	30	65	339

Ending balance	$3,891	$4,226	$4,420	$4,436	$4,559

        The following table sets forth the composition of DNB's allowance for credit losses at the dates indicated.

Composition of Allowance for Credit Losses
(Dollars in thousands)

December 31
	2007		2006		2005		2004		2003
	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans

Real estate	$1,320	51%	$954	46%	$927	46%	$1,033	46%	$1,495	51%
Commercial*	744	26	1,155	30	1,220	29	1,640	27	1,752	27
Leases	680	4	1,191	7	1,132	8	952	8	450	4
Consumer	821	18	347	17	305	17	310	19	288	18
Unallocated	326	—	579	—	836	—	501	—	574	—

Total	$3,891	100%	$4,226	100%	$4,420	100%	$4,436	100%	$4,559	100%

* Includes commercial construction

5.    Certain Regulatory Matters

        Dividends payable to the Corporation by the Bank are subject to certain regulatory limitations. Under normal circumstances, the payment of dividends in any year without regulatory permission is limited to the net profits (as defined for regulatory purposes) for that year, plus the retained net profits for the preceding two calendar years. The sum of these items amounted to $3.2 million for the year ended December 31, 2007.

        The FDIC has authority to assess and change federal deposit insurance assessment rates on assessable deposits of the Bank. For further information, please refer to the discussion of FDIC deposit insurance assessments under Part I, Item 1 ("Business"), section (c) ("Narrative Description of Business") — "Supervision and Regulation — Bank" under the heading "Deposit Insurance Assessments" on page 7 of this report. If additional deposit insurance premiums were assessed in future years, they would reduce the earnings and profitability of DNB. Bank management cannot predict whether the deposit insurance fund reserve level will remain above the Designated Reserve Ratio of 1.25%, or, if it does not, what assessment rate the FDIC might impose in future periods.

        Please refer to Footnote 17 to DNB's Consolidated Financial Statements for a table that summarizes required capital ratios and the corresponding regulatory capital positions of DNB and the Bank at December 31, 2007.

6.    Off Balance Sheet Arrangements

        In the normal course of business, various commitments and contingent liabilities are outstanding, such as guarantees and commitments to extend credit, borrow money or act in a fiduciary capacity, which are not reflected in the consolidated financial statements. Management does not anticipate any significant losses as a result of these commitments.

        DNB had outstanding stand-by letters of credit totaling $4.6 million and unfunded loan and lines of credit commitments totaling $60.6 million at December 31, 2007.

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

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. DNB evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral, if any, obtained upon the extension of credit, usually consists of real estate, but may include securities, property or other assets.

        Stand-by letters of credit are conditional commitments issued by DNB to guarantee the performance or repayment of a financial obligation of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risks involved in issuing letters of credit are essentially the same as those involved in extending loan facilities to customers. DNB holds various forms of collateral to support these commitments.

        DNB maintains borrowing arrangements with a correspondent bank and the FHLB of Pittsburgh, as well as access to the discount window at the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $134.2 million.

        Approximately $64.1 million of assets are held by DNB Advisors in a fiduciary, custody or agency capacity. These assets are not assets of DNB, and are not included in the consolidated financial statements.

        The following table sets forth DNB's known contractual obligations as of December 31, 2007. The amounts presented below do not include interest.

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Contractual Obligations
FHLB advances	$50,000	$—	$35,000	$5,000	$10,000
Repurchase agreements	29,923	29,923	—	—	—
Capital lease obligations	675	16	62	93	504
Operating lease obligations	3,236	504	908	339	1,485
Junior subordinated debentures	9,279	—	—	—	9,279

Total	$93,113	$30,443	$35,970	$5,432	$21,268

	Expiration by Period
(Dollars in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Off Balance Sheet Obligations
Commitments to extend credit	$60,626	$27,270	$24,426	$8,370	$560
Letters of credit	4,593	4,521	72	—	—

Total	$65,219	$31,791	$24,498	$8,370	$560

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

        To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes Key Rate Duration and Economic Value of Equity ("EVE") models. The Key Rate Duration measures the differences in durations in various maturity buckets and indicates potential asset and liability mismatches. Because of balance sheet optionality, an EVE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different if rates change. Results falling outside prescribed ranges require action by management. At December 31, 2007 and 2006, DNB's variance in the economic value of equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the table below. The change as a percentage of the present value of equity with a 200 basis point increase or decrease at December 31, 2007 and 2006, was within DNB's negative 25% guideline. (See additional discussion in Item 7a., Section IV, Material Challenges, Risks and Opportunities on page 22 of this Form 10-K.)

(Dollars in thousands)	December 31, 2007			December 31, 2006

Change in rates	Flat	-200bp	+200bp	Flat	-200bp	+200bp

EVE	$40,466	$36,234	$36,672	$48,771	$45,426	$43,466
Change		(4,232)	(3,793)		(3,345)	(5,305)
Change as a % of assets		(0.8)%	(0.7)%		(0.6)%	(1.0)%
Change as a % of PV equity		(10.5)%	(9.4)%		(6.9)%	(10.9)%

Item 8.        Financial Statements and Supplementary Data

DNB FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Dollars in thousands, except share data)

	December 31
	2007	2006

Assets
Cash and due from banks	$12,858	$11,611
Federal funds sold	32,473	12,616

Cash and cash equivalents	45,331	24,227

AFS Investment securities, at fair value (amortized cost of $151,848 in 2007 and $132,805 in 2006)	152,570	131,636
HTM Investment securities (fair value $14,593 in 2007 and $18,393 in 2006)	14,921	18,931
Other investment securities	3,418	3,608

Total investment securities	170,909	154,175

Loans and leases	309,342	329,466
Allowance for credit losses	(3,891)	(4,226)

Net loans and leases	305,451	325,240

Office property and equipment, net	9,908	7,699
Accrued interest receivable	2,610	2,420
Bank owned life insurance	7,321	7,036
Core deposit intangible	308	358
Net deferred taxes	2,163	2,499
Other assets	1,839	1,588

Total assets	$545,840	$525,242

Liabilities and Stockholders' Equity
Liabilities
Non-interest-bearing deposits	$48,741	$50,852
Interest-bearing deposits:
NOW	82,912	82,579
Money market	93,029	66,352
Savings	38,362	54,956
Time	149,876	126,288

Total deposits	412,920	381,027

FHLB advances	50,000	55,450
Repurchase agreements	29,923	45,120
Junior subordinated debentures	9,279	9,279
Other borrowings	675	689

Total borrowings	89,877	110,538

Accrued interest payable	1,498	1,061
Other liabilities	8,910	1,205

Total liabilities	513,205	493,831

Commitments and contingencies (Note 15)
Stockholders' Equity
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 10,000,000 shares authorized; 2,850,799 and 2,847,010 issued, respectively	2,860	2,712
Treasury stock, at cost; 249,859 and 216,963 shares, respectively	(4,757)	(4,158)
Surplus	34,888	34,875
Accumulated deficit	(771)	(688)
Accumulated other comprehensive income (loss), net	415	(1,330)

Total stockholders' equity	32,635	31,411

Total liabilities and stockholders' equity	$545,840	$525,242

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	Year Ended December 31
	2007	2006	2005

Interest Income:
Interest and fees on loans and leases	$ 22,652	$ 21,930	$ 16,988
Interest and dividends on investment securities:
Taxable	6,136	4,699	5,063
Exempt from federal taxes	600	1,273	1,101
Tax-preferred dividends	—	—	57
Interest on cash and cash equivalents	849	347	218

Total interest income	30,237	28,249	23,427

Interest Expense:
Interest on NOW, money market and savings	4,841	4,257	2,438
Interest on time deposits	6,172	3,870	2,096
Interest on FHLB advances	2,303	2,852	3,278
Interest on repurchase agreements	1,263	1,535	821
Interest on junior subordinated debentures	731	716	562
Interest on other borrowings	107	138	118

Total interest expense	15,417	13,368	9,313

Net interest income	14,820	14,881	14,114
Provision for credit losses	60	—	—

Net interest income after provision for credit losses	14,760	14,881	14,114

Non-interest Income:
Service charges	1,612	1,668	1,362
Wealth management	859	707	712
Increase in cash surrender value of BOLI	285	244	214
Securities gains (losses)	395	13	(662)
Other fees	852	782	730

Total non-interest income	4,003	3,414	2,356

Non-interest Expense:
Salaries and employee benefits	9,246	9,139	8,161
Furniture and equipment	1,605	1,380	1,248
Occupancy	1,543	1,256	968
Professional and consulting	1,222	1,606	1,117
Marketing	375	494	519
Printing and supplies	296	389	305
Other expenses	2,302	2,243	2,093

Total non-interest expense	16,589	16,507	14,411

Income before income taxes	2,174	1,788	2,059
Income tax expense (benefit)	372	41	(89)

Net Income	$ 1,802	$ 1,747	$ 2,148

Earnings per share:
Basic	$ 0.69	$ 0.67	$ 0.92
Diluted	$ 0.69	$ 0.66	$ 0.91
Cash dividends per share	$ 0.50	$ 0.47	$ 0.45
Weighted average common shares outstanding:
Basic	2,614,417	2,625,182	2,332,552
Diluted	2,626,066	2,643,657	2,361,566

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income
(Dollars in thousands)

	Compre-hensive Income	Common Stock	Treasury Stock	Surplus	Retained Earnings	Accumulated Other Compre-hensive Income (Loss)	Total

Balance at January 1, 2005		$2,170	$(4,488)	$29,388	$(2,273)	$(59)	$24,738
Comprehensive Income:
Net income	$2,148	—	—	—	2,148	—	2,148
Other comprehensive loss, net of tax:
Unrealized losses on investments	(935)	—	—	—	—	(935)	(935)
Unrealized actuarial losses — pension	(745)	—	—	—	—	(745)	(745)

Total comprehensive income	$468
Release of unvested stock		3	—	88	—	—	91
Common stock issued		266	—	5,259	—	—	5,525
Cash dividends		—	—	—	(1,064)	—	(1,064)
Cash payment for fractional shares		—	—	—	(7)	—	(7)
Issuance of stock dividends		122	—	(122)	—	—	—
Purchase of treasury shares		—	(5)	—	—	—	(5)
Sale of treasury shares to 401-K plan		—	240	9	—	—	249
Exercise of stock options		11	—	180	—	—	191

Balance at December 31, 2005		2,572	(4,253)	34,802	(1,196)	(1,739)	30,186
Comprehensive Income:
Net income	$1,747	—	—	—	1,747	—	1,747
Other comprehensive income, net of tax:
Unrealized gains on investments	222	—	—	—	—	222	222

Total comprehensive income	$1,969
Release of unvested stock		4	—	128	—	—	132
Cash dividends		—	—	—	(1,233)	—	(1,233)
Cash payment for fractional shares		—	—	—	(6)	—	(6)
Issuance of stock dividends		129	—	(129)	—	—	—
Adjustment to initially apply FASB Statement No. 158, net of tax		—	—	—	—	187	187
Purchase of treasury shares		—	(310)	—	—	—	(310)
Sale of treasury shares to 401-K plan		—	405	(12)	—	—	393
Exercise of stock options		7	—	61	—	—	68
Stock compensation tax benefit		—	—	25	—	—	25

Balance at December 31, 2006		2,712	(4,158)	34,875	(688)	(1,330)	31,411
Comprehensive Income:
Net income	$1,802	—	—	—	1,802	—	1,802
Other comprehensive income, net of tax:
Unrealized gains on investments	1,248	—	—	—	—	1,248	1,248
Unrealized actuarial gains—pension	497	—	—	—	—	497	497

Total comprehensive income	$3,547
Release of unvested stock		4	—	49	—	—	53
Cash dividends		—	—	—	(1,297)	—	(1,297)
Cash payment for fractional shares		—	—	—	(5)	—	(5)
Issuance of stock dividends		135	—	(135)	—	—	—
Purchase of treasury shares		—	(869)	—	—	—	(869)
Sale of treasury shares to 401-K plan		—	270	(9)	—	—	261
Exercise of stock options		9	—	108	—	—	117
Adjustment to apply EITF 06-4, net of tax		—	—	—	(583)	—	(583)

Balance at December 31, 2007		$2,860	$(4,757)	$34,888	$(771)	$415	$32,635

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31
	2007	2006	2005

Cash Flows From Operating Activities:
Net income	$1,802	$1,747	$2,148
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, amortization and accretion	1,387	1,186	1,315
Provision for credit losses	60	—	—
Unvested stock amortization	53	132	91
Securities (gains) losses	(395)	(13)	662
Deferred gain on sale of buildings	—	—	(812)
Increase in accrued interest receivable	(190)	(286)	(362)
Decrease in other assets	311	152	260
Tax benefit on exercised stock options	—	—	31
Increase in investment in BOLI	(285)	(244)	(197)
Increase in interest payable	437	122	16
Deferred tax benefit	(216)	(384)	(518)
Increase (decrease) in other liabilities	1,002	(80)	(326)

Net Cash Provided By Operating Activities	3,966	2,332	2,308

Cash Flows From Investing Activities:
Proceeds from maturities and paydowns — AFS securities	35,075	12,907	23,161
Proceeds from maturities and paydowns — HTM securities	3,962	7,948	6,337
Purchase of AFS securities	(106,602)	(28,287)	(105,443)
Proceeds from sale of AFS securities	58,727	—	95,780
Net decrease (increase) in other investments	190	(241)	662
Net decrease (increase) in loans and leases	19,729	(41,530)	(55,569)
Purchase of BOLI	—	(150)	(150)
Proceeds from the sale of property and equipment	—	—	1,683
Purchase of property and equipment	(3,382)	(1,930)	(1,285)

Net Cash Provided (Used) By Investing Activities	7,699	(51,283)	(34,824)

Cash Flows From Financing Activities:
Net increase in deposits	31,893	41,400	16,483
(Decrease) increase in FHLB advances	(5,450)	1,600	(7,800)
(Decrease) increase in short term repurchase agreements	(15,197)	9,070	12,923
Increase in junior subordinated debentures	—	—	4,124
Decrease in lease obligations	(14)	(12)	(10)
Dividends paid	(1,302)	(1,239)	(1,071)
Proceeds from the issuance of common stock	—	—	5,525
Proceeds from issuance of stock under stock option plan	117	68	160
Tax benefit on exercised stock options	—	25	—
(Purchase) sale of treasury stock, net	(608)	83	244

Net Cash Provided By Financing Activities	9,439	50,995	30,578

Net Change in Cash and Cash Equivalents	21,104	2,044	(1,938)
Cash and Cash Equivalents at Beginning of Year	24,227	22,183	24,121

Cash and Cash Equivalents at End of Year	$45,331	$24,227	$22,183

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$14,981	$13,246	$9,297
Income taxes	411	153	101
Supplemental Disclosure of Non-cash Flow Information:
Change in unrealized losses on AFS securities	$1,891	$337	$1,409
Change in deferred taxes due to change in unrealized gains on AFS securities	(643)	(115)	(474)
Unsettled AFS securities purchased included in other liabilities	5,940	—	—

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        DNB Financial Corporation (the "Corporation" or "DNB") through its wholly owned subsidiary, DNB First, National Association (the "Bank") formerly Downingtown National Bank, has been serving individuals and small to medium sized businesses of Chester County, Pennsylvania since 1861. DNB Capital Trust I and II are special purpose Delaware business trusts (see additional discussion in Junior Subordinated Debentures-Footnote 9). The Bank is a locally managed commercial bank providing personal and commercial loans and deposit products, in addition to investment and trust services from thirteen community offices. The Bank encounters vigorous competition for market share from commercial banks, thrift institutions, credit unions and other financial intermediaries.

        The consolidated financial statements of DNB and its subsidiary, the Bank, which together are managed as a single operating segment, are prepared in accordance with U.S. generally accepted accounting principles applicable to the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and affect revenues and expenses for the period. Actual results could differ significantly from those estimates.

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

        Cash and Due From Banks — For purposes of the consolidated statement of cash flows, cash and due from banks, and federal funds sold are considered to be cash equivalents. Generally, federal funds are sold for one-day periods. DNB is required to maintain certain daily reserve balances in accordance with Federal Reserve Board requirements. The average reserve balance maintained at the Federal Reserve for the years ended December 31, 2007 and 2006 was approximately $119,000 and $43,000 respectively.

        Investment Securities — Investment securities are classified and accounted for as follows:

        Held-To-Maturity ("HTM") — includes debt and non-readily marketable equity securities that DNB has the positive intent and ability to hold to maturity. Debt securities are reported at cost, adjusted for amortization of premiums and accretion of discounts.

        Trading Account ("TA") — includes securities that are generally held for a short term in anticipation of market gains. Such securities would be carried at fair value with realized and unrealized gains and losses on trading account securities included in the statement of operations. DNB did not have any securities classified as TA during 2007, 2006 or 2005.

        Available-For-Sale ("AFS") — includes debt and equity securities not classified as HTM or TA securities. Securities classified as AFS are securities that DNB intends to hold for an indefinite period of time, but not necessarily to maturity. Such securities are reported at fair value, with unrealized holding gains and losses excluded from earnings and reported, net of tax (if applicable), as a separate component of stockholders' equity. Realized gains and losses on the sale of AFS securities are computed on the basis of specific identification of the adjusted cost of each security.

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

        Loans and Leases — Loans and leases are stated net of unearned discounts, unamortized net loan origination fees and the allowance for credit losses. Interest income is recognized on an accrual basis. The accrual of interest on loans and leases is generally discontinued when loans become 90 days past due or earlier when, in management's judgment, it is determined that a reasonable doubt exists as to its collectibility. When a loan or lease is placed on non-accrual, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Additional interest payments on such loans or leases are generally applied to principal or recognized to income on a cash basis. A non-accrual loan or lease may be restored to accrual status when management expects to collect all contractual principal and interest due and the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms.

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

        Allowance for Credit Losses — The allowance for credit losses is an estimate of the credit loss risk in our loan and lease portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies," which requires that losses be accrued when it is probable that a loss has occurred at the balance sheet date and such loss can be reasonably estimated; and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which requires that losses be accrued on impaired loans based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. DNB's credit loss allowance policies involve significant judgments and assumptions by management which may have a material impact on the carrying value of net loans and, potentially, on the net income recognized by DNB from period to period. The allowance for credit losses is based on management's ongoing evaluation of the loan and lease portfolio and reflects an amount considered by management to be its best estimate of the amount necessary to absorb known and inherent losses in the portfolio. Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, diversification of the portfolios, delinquency statistics, results of loan review and related classifications, and historic loss rates. In addition, certain individual loans which management has identified as problematic are specifically provided for, based upon an evaluation of the borrower's perceived ability to pay, the estimated adequacy of the underlying collateral and other relevant factors. In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for credit losses. They may require additions to the allowance based upon their judgments about information available to them at the time of examination. Although provisions are established and segmented by type of loan, based upon management's assessment of their differing inherent loss characteristics, the entire allowance for credit losses is available to absorb losses in any category.

        Management uses significant estimates to determine the allowance for credit losses. Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB's control, management's estimate of the amount necessary to absorb credit losses and actual credit losses could differ. DNB's current judgment is that the valuation of the allowance for credit losses is appropriate at December 31, 2007.

        Other Real Estate Owned — Other real estate owned ("OREO") consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties classified as OREO are reported at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the properties are capitalized and costs relating to holding the properties are charged to expense. DNB did not have any OREO at December 31, 2007 or December 31, 2006.

        Office Properties and Equipment — Office properties and equipment are recorded at cost. Depreciation is computed using the straight-line method over the expected useful lives of the assets. The costs of maintenance and repairs are expensed as they are incurred; renewals and betterments are capitalized. All long-lived assets are reviewed for impairment, based on the fair value of the asset. In addition, long-lived assets to be disposed of are generally reported at the lower of carrying amount or fair value, less cost to sell. Gains or losses on disposition of premises and equipment are reflected in operations.

        Other Assets — Financing costs related to the issuance of junior subordinated debentures are being amortized over the life of the debentures and are included in other assets.

        Income Taxes — DNB uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. The Corporation files a consolidated Federal income tax return with the IRS.

        Pension Plan — The Bank maintains a noncontributory defined benefit pension plan covering substantially all employees over the age of 21 with one year of service. Plan benefits are based on years of service and the employee's monthly average compensation for the highest five consecutive years of their last ten years of service (see Note 14—Benefit Plans).

        Stock Option Plan — DNB has stock option plans for certain employees that were accounted for under the intrinsic value method prior to January 1, 2006. Because the exercise price at the date of the grant was equal to the market value of the stock, no compensation expense was recognized under our prior method of accounting. On January 1, 2006, DNB adopted SFAS 123R using the modified prospective transition method. SFAS 123R (revised) (SFAS 123R), "Share-Based Payment" replaced SFAS No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and amended SFAS No. 95, "Statement of Cash Flows." Under this transition method, compensation cost to be recognized beginning with the first quarter of 2006 includes: (a) compensation cost for the portion of share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payment awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. DNB did not have any unvested options at January 1, 2006 as all options issued prior to that date vested immediately. Additionally, no new options were granted in 2006 or 2007; therefore, DNB did not recognize any compensation cost related to options for 2006 or 2007.

        Had DNB determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, DNB's net income and earnings per share would have been reduced to the proforma amounts for 2005 presented below:

(Dollars in thousands, except per share data)	Year Ended December 31 2005

Net income - as reported	$2,148
Less: Stock option expense	572

Proforma net income	$1,576

EPS – diluted – as reported	$0.91
Less: Stock option expense effect	.24

Proforma earnings per share - diluted	$0.67

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

        Earnings per share, dividends per share and weighted average shares outstanding have been adjusted to reflect the effects of the 5% stock dividend paid in December 2007, 2006 and 2005.

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

Recent Accounting Pronouncements

        FASB Statement No. 155    In February 2006, the FASB issued FASB Statement No. 155, "Accounting for Certain Hybrid Financial Instruments" ("Statement 155"). Among other things, this Statement permits fair value re-measurement for certain hybrid financial instruments and requires that entities evaluate whether beneficial interests contain embedded derivatives or are derivatives in their entirety. This Statement became effective January 1, 2007 and did not have a material impact on DNB's consolidated financial statements.

        FASB Statement No. 156    In March 2006, the FASB issued FASB Statement No. 156, "Accounting for Servicing of Financial Assets" (Statement 156"). Statement 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. Statement 156 also requires fair value measurement of a servicing asset or liability upon initial recognition and permits different methods to subsequently measure each class of separately recognized servicing assets and servicing liabilities. This Statement additionally permits under certain circumstances a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under FASB Statement No. 115. This Statement became effective January 1, 2007 and did not have a material impact on DNB's consolidated financial statements.

        FASB Statement No. 157    In September 2006, the FASB issued FASB Statement No. 157 – "Fair Value Measurements" ("Statement 157"). Statement 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. The Statement applies only to fair-value measurements that are already required or permitted by other accounting standards. Statement 157 is effective for fair-value measures already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. DNB did not early adopt FASB Statement No. 157 and has determined this Statement will not have a material impact on DNB's consolidated financial statements upon adoption.

        FASB Statement No. 159    In February 2007 the FASB issued FASB Statement No. 159 – "The Fair Value Option for Financial Assets and Liabilities – Including an Amendment of FASB Statement No. 115" ("Statement 159"). Statement 159 permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings without having to apply complex hedge accounting provisions. Statement 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. DNB did not early adopt FASB Statement No. 159, and has determined this Statement will not have a material impact on DNB's consolidated financial statements upon adoption.

        FASB Statement No. 160    In December 2007 the FASB issued FASB Statement No. 160 – "Noncontrolling Interest in Consolidated Financial Statements—Including an Amendment of ARB No. 51" ("Statement 160"). Statement 160 improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the de-consolidation of a subsidiary. Statement 160 is effective as of the beginning of an entity's first fiscal year that begins on or after December 15, 2008. Early adoption is prohibited. DNB has not yet determined whether this statement will have a material impact on DNB's consolidated financial statements upon adoption.

        FASB Statement No. 141 (revised)    In December 2007, FASB issued FASB Statement No. 141 (revised 2007), "Business Combinations" ("Statement 141R). Statement 141R retains the fundamental requirement of FASB Statement No. 141 that the acquisition method of accounting be used for all business combinations. However, Statement 141R does make significant changes to the accounting for a business combination achieved in stages, the treatment of contingent consideration, transaction and restructuring costs, and other aspects of business combination accounting. Statement 141R will be effective with the fiscal year that begins on January 1, 2009, and will change DNB's accounting treatment for business combinations on a prospective basis.

        EITF 06-4    In September 2006, the Emerging Issues Task Force issued EITF 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements". EITF 06-4 concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS 106 (if, in substance, a postretirement benefit plan exits) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. This EITF is applicable to the Replacement Plan referenced in Note 14. The early adoption of EITF 06-4 resulted in a $583,000 net-of-tax charge to stockholders' equity on January 1, 2007.

        EITF 06-5    In September 2006, the Emerging Issues Task Force issued EITF 06-5, "Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4". This consensus concludes that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. A consensus also was reached that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life (or certificate by certificate in a group policy). The consensuses are effective for fiscal years beginning after December 15, 2006. This EITF is applicable to the BOLI already recognized in DNB's statement of condition. The Company adopted EITF 06-5 on January 1, 2007 and there was no material impact on DNB's financial position or results of operations.

        FIN 48    In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"—an interpretation of FASB Statement No. 109 (FIN 48). This interpretation of FASB Statement 109 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation was effective on January 1, 2007. The adoption of FIN 48 did not have a significant impact on DNB's consolidated financial statements.

        SAB No. 109    In November 2007, the SEC issued SAB No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings" ("SAB 109"). SAB 109 supersedes SAB No. 105, "Loan Commitments Accounted for as Derivative Instruments," and expresses the view that expected net future cash flows related to the servicing of loans should be included in the fair value measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 retains the views in SAB No. 105 that internally developed intangible assets (such as client relationship intangible assets) should not be included in the fair value measurement of derivative loan commitments. SAB 109 is effective on January 1, 2008. DNB concluded that SAB 109 did not have a material effect on its consolidated financial statements upon adoption.

        SAB No. 110    In December 2007, the SEC issued SAB No. 110, and extended, under certain circumstances, the availability of a "simplified" method for estimating the expected term of "plain vanilla" share options in accordance with FASB Statement No. 123 (revised). DNB has not yet determined whether SAB 110 will affect DNB's consolidated financial statements upon adoption.

(2)    INVESTMENT SECURITIES

        The amortized cost and estimated fair values of investment securities, as of the dates indicated, are summarized as follows:

		December 31, 2007
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Held To Maturity
US Government agency obligations	$3,731	$—	$(19)	$3,712
US agency mortgage-backed securities	842	9	(1)	850
Collateralized mortgage obligations	5,808	—	(340)	5,468
State and municipal tax-exempt	4,540	25	(2)	4,563

Total	$14,921	$34	$(362)	$14,593

Available For Sale
US Government agency obligations	$33,943	$326	$—	$34,269
US agency mortgage-backed securities	82,608	518	(161)	82,965
Collateralized mortgage obligations	7,213	48	—	7,261
State and municipal taxable	28,047	106	(107)	28,046
Equity securities	37	—	(8)	29

Total	$151,848	$998	$(276)	$152,570

		December 31, 2006
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Held To Maturity
US Government agency obligations	$4,728	$—	$(109)	$4,619
US agency mortgage-backed securities	1,192	2	(8)	1,186
Collateralized mortgage obligations	6,929	—	(431)	6,498
State and municipal tax-exempt	6,082	14	(6)	6,090

Total	$18,931	$16	$(554)	$18,393

Available For Sale
US Government agency obligations	50,194	—	(423)	49,771
US agency mortgage-backed securities	50,023	68	(869)	49,222
State and municipal tax-exempt	32,551	215	(161)	32,605
Equity securities	37	1	—	38

Total	$132,805	$284	$(1,453)	$131,636

        Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The table below details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at December 31, 2007 and 2006.

	December 31, 2007
(Dollars in thousands)	Total Fair Value	Total Unrealized Loss	Fair value Impaired Less Than 12 Months	Unrealized Loss Less Than 12 Months	Fair value Impaired More Than 12 Months	Unrealized Loss More Than 12 Months

Held To Maturity
US Government agency obligations	$3,712	$(19)	$—	$—	$3,712	$(19)
Collateralized mortgage obligations	5,468	(340)	—	—	5,468	(340)
State and municipal tax-exempt	1,052	(2)	1,052	(2)	—	—
US agency mortgage-backed securities	252	(1)	—	—	252	(1)

Total	$10,484	$(362)	$1,052	$(2)	$9,432	$(360)

Available For Sale
State and municipal taxable	$9,204	$(107)	$9,204	$(107)	$—	$—
US agency mortgage-backed securities	21,908	(161)	6.581	(7)	15,327	(154)
Equity securities	29	(8)	29	(8)	—	—

Total	$31,141	$(276)	$15,814	$(122)	$15,327	$(154)

	December 31, 2006
(Dollars in thousands)	Total Fair Value	Total Unrealized Loss	Fair value Impaired Less Than 12 Months	Unrealized Loss Less Than 12 Months	Fair value Impaired More Than 12 Months	Unrealized Loss More Than 12 Months

Held To Maturity
US Government agency obligations	$4,619	$(109)	$—	$—	$4,619	$(109)
Collateralized mortgage obligations	6,498	(431)	—	—	6,498	(431)
State and municipal tax-exempt	2,344	(6)	500	—	1,844	(6)
US agency mortgage-backed securities	658	(8)	324	(1)	334	(7)

Total	$14,119	$(554)	$824	$(1)	$13,295	$(553)

Available For Sale
US Government agency obligations	$49,771	$(424)	$14,991	$(6)	$34,780	$(418)
State and municipal tax-exempt	12,721	(160)	6,210	(82)	6,511	(78)
US agency mortgage-backed securities	43,199	(869)	567	(3)	42,632	(866)

Total	$105,691	$(1,453)	$21,768	$(91)	$83,923	$(1,362)

        DNB has $15.3 million in securities available for sale, which have had fair values below amortized cost for at least twelve continuous months at December 31, 2007. The total unrealized loss of these securities was $154,000. The impaired securities consist of fixed and variable rate government agency MBS securities. The unrealized losses on the mortgage-related securities and the US agency obligation is attributed to the securities having a below market yield. Management believes that the impairment associated with these and all other securities, where fair value is below book value at December 31, 2007, is only temporary.

        The amortized cost and estimated fair value of investment securities as of December 31, 2007, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid without penalties.

	Held to Maturity		Available for Sale
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$3,986	$3,966	$6,052	$6,052
Due after one year through five years	1,008	1,016	4,382	4,422
Due after five years through ten years	1,374	1,367	24,973	22,059
Due after ten years	8,553	8,244	116,404	120,008
No stated maturity	—	—	37	29

Total investment securities	$14,921	$14,593	$151,848	$152,570

        DNB sold $58.7 million, $0, and $95.8 million of securities from the AFS portfolio during 2007, 2006 and 2005. Gains and losses resulting from investment sales, redemptions or calls were as follows:

	Year Ended December 31
(Dollars in thousands)	2007	2006	2005

Gross realized gains	$530	$13	$509
Gross realized losses	135	—	1,171

Net realized gain (loss)	$395	$13	$(662)

        At December 31, 2007 and 2006, investment securities with a carrying value of approximately $81.4 million and $101.9 million, respectively, were pledged to secure public funds, repurchase agreements and for other purposes as required by law. See Footnote 7 regarding the use of certain securities as collateral.

(3)    LOANS AND LEASES

	December 31
(Dollars in thousands)	2007	2006

Residential mortgage	$46,448	$52,636
Commercial mortgage	111,727	99,333
Commercial	81,021	99,732
Leases	13,593	22,994
Consumer	56,553	54,771

Total loans and leases	$309,342	$329,466

Less allowance for credit losses	(3,891)	(4,226)

Net loans and leases	$305,451	$325,240

        Included in the loan portfolio are loans for which DNB has ceased the accrual of interest (i.e. non-accrual loans). Loans of approximately $1.5 million, $715,000 and $1.1 million as of December 31, 2007, 2006 and 2005, respectively, were on a non-accrual basis. DNB also had loans of approximately $345,000, $106,000 and $46,000 that were 90 days or more delinquent, but still accruing as of December 31, 2007, 2006 and 2005, respectively. If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

	Year Ended December 31
(Dollars in thousands)	2007	2006	2005

Interest income which would have been recorded under original terms	$109	$56	$87
Interest income recorded during the year	(70)	(28)	(8)

Net impact on interest income	$39	$28	$79

        DNB had $5.6 million of loans, which, although performing at December 31, 2007, are believed to require increased supervision and review, and may, depending on the economic environment and other factors, become non-performing assets in future periods. There was $3.7 million of such loans at December 31, 2006. The majority of these loans are secured by commercial real estate with lesser amounts being secured by residential real estate, inventory and receivables.

        Subsequent to December 31, 2007, DNB had one commercial loan, with an outstanding balance of $4.2 million, for which DNB will not collect all amounts according to the contractual terms of the loan agreement and therefore has become impaired. The loan is collateralized by 2 properties which are currently under agreements of sale to unaffiliated third parties. While the related borrower ceased making payments, the loan is well secured and in the process of collection. Management expects to fully recover the principal and uncollected interest and therefore no specific reserve has been established at this time.

        DNB has a significant concentration of residential and commercial mortgage loans collateralized by first mortgage liens on properties located in Chester County. DNB did not have any concentration of loans to borrowers engaged in similar activities that exceed 10% of total loans at December 31, 2007, except for loans of approximately $54.4 million relating to commercial real estate buildings. See Footnote 7 regarding the use of certain loans as collateral.

(4)    ALLOWANCE FOR CREDIT LOSSES

        Changes in the allowance for credit losses, for the years indicated, are as follows:

	Year Ended December 31
(Dollars in thousands)	2007	2006	2005

Beginning balance	$4,226	$4,420	$4,436
Provisions	60	—	—
Loans charged off	(28)	(5)	(46)
Leases charged off	(458)	(360)	—
Recoveries	91	171	30

Net charge-offs	(395)	(194)	(16)

Ending balance	$3,891	$4,226	$4,420

        There was a $60,000 provision made during 2007 and there were no provisions for credit losses made during the years ended December 31, 2006 and 2005 based on management's analysis of the adequacy of the allowance for credit losses.

        Impaired loans are those for which the Company has recorded a specific reserve. Information regarding impaired loans is presented as follows:

	Year Ended December 31
(Dollars in thousands)	2007	2006	2005

Total recorded investment	$2,274	$641	$916
Average recorded investment	1,095	962	1,118
Specific allowance allocation	485	76	442
Total cash collected	344	1,145	564
Interest income recorded	27	4	18

(5)    OFFICE PROPERTY AND EQUIPMENT

	Estimated Useful Lives	December 31
(Dollars in thousands)		2007	2006

Land		$611	$611
Buildings	5-31.5 years	9,595	7,065
Furniture, fixtures and equipment	2-20 years	12,294	11,468

Total cost		22,500	19,144
Less accumulated depreciation		(12,592)	(11,445)

Office property and equipment, net		$9,908	$7,699

        Amounts charged to operating expense for depreciation for the years ended December 31, 2007, 2006 and 2005 amounted to $1.2 million, $965,000 and $867,000, respectively.

        On November 18, 2005, the Bank sold its operations center and an adjunct administrative office at 104-106 Brandywine Avenue, to an unaffiliated buyer for $1,700,000 and leased the property from the buyer for an initial term ending December 1, 2010, on a triple net basis for an initial annual basic lease rental of approximately $176,000. The lease gives the Bank successive options to renew for three additional terms of five years each at a basic rent to be established at a fair market rental taking into account all of the terms and conditions of this lease, and an option to terminate the lease at any time on 120 days prior notice.

(6)    DEPOSITS

        Included in interest bearing time deposits are certificates of deposit issued in amounts of $100,000 or more. These certificates and their remaining maturities were as follows:

	December 31
(Dollars in thousands)	2007	2006

Three months or less	$31,119	$14,420
Over three through six months	35,877	15,147
Over six through twelve months	6,427	16,235
Over one year through two years	1,712	1,940
Over two years	219	575

Total	$75,354	$48,317

(7)    FHLB ADVANCES AND SHORT-TERM BORROWED FUNDS

        DNB's short-term borrowed funds consist of borrowings at the Federal Home Loan Bank (FHLB) of Pittsburgh, repurchase agreements and Federal funds purchased. Repurchase agreements and Federal funds purchased generally represent one-day borrowings. Borrowings at the FHLB consist of overnight and 90 day borrowings. DNB had $29.9 million of repurchase agreements at December 31, 2007 with an average rate of 3.55%.

        In addition to short-term borrowings, DNB maintains other borrowing arrangements with the FHLB. DNB has a maximum borrowing capacity at the FHLB of approximately $124.0 million. At December 31, 2007, DNB had $50 million of outstanding advances, which mature at various dates through the year-ended December 31, 2015, as shown in the table below. Of the advances maturing in 2009 and thereafter, $35 million are convertible term advances and are callable, at the FHLB's option, at various dates starting on January 22, 2008. None of these advances were called on that date. If an advance is called by the FHLB, DNB has the option of repaying the borrowing, or continue to borrow at three month Libor plus 10-14 basis points, depending on the advance. FHLB advances are collateralized by a pledge of unencumbered investment securities, certain mortgage loans or a lien on the Bank's FHLB stock.

	December 31, 2007
(Dollars in thousands)	Weighted Average Rate	Amount

Due by December 31, 2009	4.43%	$7,000
Due by December 31, 2010	5.34	28,000
Due by December 31, 2011	5.46	5,000
Thereafter	5.86	10,000

Total	5.33%	$50,000

(8)    CAPITAL LEASE OBLIGATIONS

        Included in other borrowings is a long-term capital lease agreement, which relates to DNB's West Goshen branch. As of December 31, 2007 the branch has a carrying amount of $471,000, net of accumulated depreciation of $279,000, and is included in the balance of office properties and equipment in the accompanying statements of financial condition. The following is a schedule of the future minimum lease payments, together with the present value of the net minimum lease payments, as of December 31, 2007:

(Dollars in thousands) Year ended December 31	Amount

2008	$106
2009	106
2010	106
2011	106
2012	106
Thereafter	1,030

Total minimum lease payments	1,560
Less amount representing interest	(885)

Present value of net minimum lease payments	$675

(9)    JUNIOR SUBORDINATED DEBENTURES

        DNB has two issuances of junior subordinated debentures (the "debentures") as follows. The majority of the proceeds of each issuance were invested in DNB's subsidiary, DNB First, National Association, to increase the Bank's capital levels. The junior subordinated debentures issued in each case qualify as a component of capital for regulatory purposes.

        DNB Capital Trust I    DNB's first issuance of junior subordinated debentures was on July 20, 2001. This issuance of debentures are floating rate and were issued to DNB Capital Trust I, a Delaware business trust in which DNB owns all of the common equity. DNB Capital Trust I issued $5.0 million of floating rate (6 month Libor plus 3.75%, with a cap of 12%) capital preferred securities to a qualified institutional buyer. The proceeds of these securities were used by the Trust, along with DNB's capital contribution, to purchase $5.2 million principal amount of DNB's floating rate junior subordinated debentures. The preferred securities have been redeemable since July 25, 2006 and must be redeemed upon maturity of the debentures on July 25, 2031.

        DNB Capital Trust II    DNB's second issuance of junior subordinated debentures was on March 30, 2005. This issuance of debentures are floating rate and were issued to DNB Capital Trust II, a Delaware business trust in which DNB owns all of the common equity. DNB Capital Trust II issued $4.0 million of floating rate (the rate is fixed at 6.56% for the first 5 years and will adjust at a rate of 3-month LIBOR plus 1.77% thereafter) capital preferred securities. The proceeds of these securities were used by the Trust, along with DNB's capital contribution, to purchase $4.1 million principal amount of DNB's floating rate junior subordinated debentures. The preferred securities are redeemable by DNB on or after May 23, 2010, or earlier in the event of certain adverse tax or bank regulatory developments. The preferred securities must be redeemed upon maturity of the debentures on May 23, 2035.

(10)    FAIR VALUE OF FINANCIAL INSTRUMENTS

        Fair value assumptions, methods, and estimates are set forth below for DNB's financial instruments.

        Limitations    Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time DNB's entire holdings of a particular financial instrument. Because no market exists for a significant portion of DNB's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

        Deposits and Borrowings    The fair value of deposits with no stated maturity, such as non-interest-bearing deposits, savings, NOW and money market accounts, is equal to the amount payable on demand at December 31, 2007 and 2006. The fair values of time deposits and borrowings are based on the present value of contractual cash flows. The discount rates used to compute present values are estimated using the rates currently offered for deposits of similar maturities in DNB's marketplace and rates currently being offered for borrowings of similar maturities.

        Off-balance-sheet Instruments    Off-balance-sheet instruments are primarily comprised of loan commitments, which are generally priced at market at the time of funding. Fees on commitments to extend credit and stand-by letters of credit are deemed to be immaterial and these instruments are expected to be settled at face value or expire unused. It is impractical to assign any fair value to these instruments. At December 31, 2007 and 2006, un-funded loan commitments totaled $60.6 million and $62.1 million, respectively. Stand-by letters of credit totaled $4.6 million and $7.6 million at December 31, 2007 and 2006, respectively.

        The following tables summarize information for all on-balance-sheet financial instruments.

	December 31
	2007		2006
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets
Cash and Federal funds sold	$45,331	$45,331	$24,227	$24,227
Investment securities — AFS	152,570	152,570	131,636	131,636
Investment securities — HTM	14,921	14,592	18,931	18,393
Net loans and leases	309,342	308,078	325,240	319,190
Accrued interest receivable	2,610	2,610	2,420	2,420
Financial liabilities
Deposits	412,920	401,576	381,027	361,444
Borrowings	89,877	91,731	110,538	109,720
Accrued interest payable	1,498	1,498	1,061	1,061

(11)    FEDERAL INCOME TAXES

        Income tax expense (benefit) was comprised of the following:

	Year Ended December 31
(Dollars in thousands)	2007	2006	2005

Current tax expense:
Federal	$586	$425	$429
State	2	—	—
Deferred income tax (benefit):
Federal	(216)	(384)	(518)
State	—	—	—

Income tax expense (benefit)	$372	$41	$(89)

        The effective income tax rates of 17% for 2007, 2% for 2006 and (4%) for 2005 were different than the applicable statutory Federal income tax rate of 34%. The reason for these differences follows:

	Year Ended December 31
(Dollars in thousands)	2007	2006	2005

Federal income taxes at statutory rate	$739	$608	$700
Decrease resulting from:
Low income housing credits	(36)	(36)	(36)
Tax-exempt interest and dividend preference	(285)	(498)	(394)
Change in valuation allowance	(11)	29	(308)
Bank owned life insurance	(97)	(83)	(73)
Other, net increase	62	21	22

Income tax expense (benefit)	$372	$41	$(89)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31
(Dollars in thousands)	2007	2006

Deferred tax assets:
Allowance for credit losses	$1,323	$1,437
Unrealized losses on securities available for sale	—	398
Unrealized loss on pension obligation	119	288
AMT credit carryforward	314	381
Low income housing tax credit carry forward	500	407
Capital loss disallowance	443	454
Unvested stock awards	94	76
Deferred gain on sale / leaseback on buildings	159	214
Deferred compensation (SERP)	141	38
Non accrued interest	39	146
Charitable contributions carryover	81	48
Joint venture difference	67	59
Deferred compensation (BOLI)	270	—
Accrued expenses	4	—

Total gross deferred tax assets	3,554	3,946
Deferred tax liabilities:
Unrealized gains on securities available for sale	(245)	—
Depreciation	(179)	(272)
Pension expense	(140)	(293)
Tax bad debt reserve	(130)	(167)
Bank shares tax credit	(68)	(68)
Prepaid expenses	(186)	(193)

Total gross deferred tax liabilities	(948)	(993)

Valuation allowance	(443)	(454)

Net deferred tax asset	$2,163	$2,499

        As of January 1, 2007, the Company had no material unrecognized tax benefits or accrued interest and penalties. It is the Company's policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense. Federal and state tax years 2004 through 2006 were open for examination as of December 31, 2007

        During 2005, DNB reversed a portion of the previously recorded valuation allowance for deferred tax assets and recognized a related income tax benefit of $308,000. A significant portion of the reversal was associated with a tax capital gain recognized on the sale of two operations buildings, as well as an additional reversal made in connection with the sale of agency preferred securities, both of which are considered "Capital Assets" as defined under Internal Revenue Code (IRC) Section 1221.

        During 2006, DNB increased the valuation allowance for federal tax assets by $29,000 related to additional capital loss tax benefits that management believes will not be realized. During 2007, DNB decreased the valuation allowance for federal tax assets by $11,000 related to realized capital gains that were offset by DNB's capital loss carryovers.

        During 2006, DNB recorded an income tax benefit of $25,000 relating to the exercise of stock options by employees and directors. This benefit was credited to surplus. DNB has capital loss carryovers of $1,303,000 which will expire on December 31, 2009 if not utilized. DNB has recorded a valuation allowance of $443,000 for the entire amount of tax benefits associated with this item. In addition, DNB had AMT and low-income housing tax credit (LIHC) carryforwards as of December 31, 2007 of $314,000 and $500,000, respectively. The AMT credit carryforward has an indefinite life. The LIHC carryforward has a life of twenty years and will expire in the year 2023, if not used. DNB also has a charitable contribution carryover of $238,000 at December 31, 2007, which will expire on December 31, 2011 if not utilized.

(12)    EARNINGS PER SHARE

        Basic earnings per share ("EPS") is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur from the exercise of stock options and is computed using the treasury stock method. The difference between basic and diluted EPS, for DNB, is attributable to stock options and unvested stock. At December 31, 2007, there were 224,487 anti-dilutive stock options outstanding as well as 13,093 anti-dilutive stock awards. At December 31, 2006, there were 120,962 anti-dilutive stock options outstanding and 14,204 anti-dilutive stock awards and at December 31, 2005 there were 94,500 anti-dilutive stock options and 17,728 anti-dilutive stock awards. EPS, dividends per share, and weighted average shares outstanding have been adjusted to reflect the effect of the 5% stock dividend paid in December 2007. The dilutive effect of stock options on basic earnings per share is presented below.

	Year Ended December 31
	2007			2006			2005

(In thousands, except share data)	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

Basic EPS
Income available to common stockholders	$1,802	2,614	$0.69	$1,747	2,625	$0.67	$2,148	2,333	$0.92

Diluted EPS
Effect of dilutive common stock options	—	12	—	—	19	(.01)	—	29	(.01)

Income available to common stockholders	$1,802	2,626	$0.69	$1,747	2,644	$0.66	$2,148	2,362	$0.91

(13)    OTHER COMPREHENSIVE INCOME (LOSS)

        The components of "Other Comprehensive Income (Loss)" and the related tax effects are as follows:

(Dollars in thousands)	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount

Year Ended December 31, 2007:
Unrealized losses on securities:
Unrealized holding gains arising during the period	$2,286	$(777)	$1,509
Less reclassification for gains included in net income	(395)	134	(261)
Unrealized actuarial gains—pension	753	(256)	497

Other Comprehensive Income	$2,644	$(899)	$1,745

Year Ended December 31, 2006:
Unrealized losses on securities:
Unrealized holding gains arising during the period	$348	$(118)	$230
Less reclassification for gains included in net income	(13)	5	(8)

Other Comprehensive Income	$335	$(113)	$222

Year Ended December 31, 2005:
Unrealized losses on securities:
Unrealized holding losses arising during the period	$(2,071)	$699	$(1,372)
Less reclassification for losses included in net income	662	(225)	437
Unrealized actuarial losses—pension	(1,129)	384	(745)

Other Comprehensive Loss	$(2,538)	$858	$(1,680)

(14)    BENEFIT PLANS

        Pension Plan    The Bank maintains a defined benefit pension plan (the "Plan") covering all employees, including officers, who have been employed for one year and have attained 21 years of age. Prior to May 1, 1985, an individual must have attained the age of 25 and accrued one year of service. The Plan provides pension benefits to eligible retired employees at 65 years of age equal to 1.5% of their average monthly pay multiplied by their years of accredited service (maximum 40 years). The accrued benefit is based on the monthly average of their highest five consecutive years of their last ten years of service. The Plan generally covers only full-time employees.

        Effective December 31, 2003, DNB amended its Plan so that no participants will earn additional benefits under the Plan after December 31, 2003. As a result of this amendment, no further service or compensation was credited under the Plan after December 31, 2003. The Plan, although frozen, will continue to provide benefit payments and employees can still earn vesting credits until retirement.

        The following table sets forth the Plan's funded status, as of the measurement dates of December 31, 2007 and 2006 and amounts recognized in DNB's consolidated financial statements at December 31, 2007 and 2006:

	December 31
(Dollars in thousands)	2007	2006

Projected Benefit obligation	$(6,557)	$(6,850)

Accumulated benefit obligation	(6,557)	(6,850)
Fair value of plan assets	6,968	6,866

Amounts recognized in the statement of financial position consist of:
Assets	$411	$16
Liabilities	—	—

Funded status	$411	$16

Amounts recognized in accumulated other comprehensive income consist of:
Net loss	$349	$847
Net transition obligation (asset)	—	—

Total	$349	$847

        The amounts and changes in DNB's pension benefit obligation and fair value of plan assets for the years ended December 31, 2007 and 2006 are as follows:

	Year ended December 31
(Dollars in thousands)	2007	2006

Change in benefit obligation
Benefit obligation at beginning of year	$6,850	$6,641
Interest cost	395	383
Actuarial (gain) loss	(388)	213
Benefits paid	(321)	(387)
Service Cost	21	—

Benefit obligation at end of year	$6,557	$6,850

Change in plan assets
Fair value of assets at beginning of year	$6,866	$6,475
Actual return on plan assets	423	778
Employer contribution	—	—
Benefits paid	(321)	(387)

Fair value of assets at end of year	$6,968	$6,866

        The Plan's assets are invested using an asset allocation strategy in units of certain equity, bond, real estate and money market funds.

        Net periodic pension costs for the years indicated include the following components:

	Year Ended December 31
(Dollars in thousands)	2007	2006	2005

Service cost	$21	$16	$21
Interest cost	395	383	391
Expected return on plan assets	(400)	(409)	(414)
Amortization of transition asset	—	—	(1)
Recognized net actuarial loss	86	111	98

Net periodic cost	$102	$101	$95

Assumptions used:
Discount rate	6.35%	5.75%	5.75%
Rate of increase in compensation level	N/A	N/A	N/A
Expected long-term rate of return on assets	6.50	6.50	6.50

DNB's estimated future benefit payments are as follows:

(Dollars in thousands)	Benefits

2008	$366
2009	381
2010	381
2011	363
2012	376
2013-2017	2,075

        On November 24, 1999, the Bank and Henry F. Thorne, its then current Chief Executive Officer (the "Executive"), entered into a Death Benefit Agreement providing for supplemental death and retirement benefits for him (the "Supplemental Plan"). The Supplemental Plan provided that the Bank and the Executive share in the rights to the cash surrender value and death benefits of a split-dollar life insurance policy (the "Policy") and provided for additional compensation to the Executive, equal to any income tax consequences related to the Supplemental Plan until retirement. The Policy is designed to provide the Executive, upon attaining age 65, with projected annual after-tax distributions of approximately $35,000, funded by loans against the cash surrender value of the Policy. In addition, the Policy is intended to provide the Executive with a projected death benefit of $750,000. Neither the insurance company nor the Bank guaranteed any minimum cash value under the Supplemental Plan.

        On December 23, 2003, the Supplemental Plan was replaced by a Retirement and Death Benefit Agreement (the "Replacement Plan"). Pursuant to the Replacement Plan, ownership of the Policy was transferred to the Bank to comply with certain Federal income tax law changes, and the Bank may establish a trust for the purpose of funding the benefits to be provided under the Replacement Plan, or the Bank's obligations under the Replacement Plan and similar agreements or plans which it may enter into or establish for the benefit of the Executive, other employees of the Bank, or both.

        The Replacement Plan provides that if the Executive remains employed continuously by the Bank until age 65, he shall, upon his termination of employment for any reason other than Cause, as defined in the Plan, receive an annual retirement benefit of $34,915, payable monthly, from the date of his termination of employment until his death. If the Executive's employment with the Bank terminates prior to age 65 for any reason other than Cause, he will be entitled to an annual retirement benefit payable monthly commencing the month after he reaches age 65 until his death, but in this event, his annual retirement benefit will be equal to that proportion of the $34,915 annual benefit his actual years of service with the Bank bears to the years of service he would have completed had he remained employed continuously by the Bank until age 65. In either case, he will also be entitled to receive monthly a tax allowance calculated, subject to certain assumptions, to substantially compensate him for his federal and state income, employment and excise tax liabilities attributable to the retirement benefit and the tax allowance. DNB adopted EITF 06-4 on January 1, 2007 and recorded a $583,000 net-of-tax charge to stockholders' equity applicable to the Replacement Plan.

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

        On March 28, 2007, DNB's Board of Directors approved an amendment and restatement to the existing SERP that had been adopted by DNB on December 20, 2006 for William S. Latoff, the Chairman and Chief Executive Officer of DNB and the Bank. The amendment and restatement amends the SERP to provide for a 15-year payout schedule instead of a 10-year payout schedule, and substitutes a designated rate of return for the original provision that amounts credited to Mr. Latoff be invested according to his direction in order to determine a rate of return on DNB's payment obligations under the SERP. On March 28, 2007, DNB's Board of Directors also approved a termination of the rabbi trust agreement that had secured the SERP. The amendment of the SERP and the termination of the trust were effective April 1, 2007.

        401(k) Retirement Savings Plan    During the fourth quarter of 1994, the Bank adopted a retirement savings plan intended to comply with Section 401 (k) of the Internal Revenue Code of 1986. Prior to January 1, 2004, employees became eligible to participate after 6 months of service, and would thereafter participate in the 401(k) plan for any year in which they have been employed by the Bank for at least 501 hours. Effective January 1, 2004, employees were eligible to participate in the plan immediately after hire and regardless of the hours they were employed in any year. Effective July 1, 2005 all employees, with the exception of on-call employees, were eligible to participate in the plan immediately after hire and regardless of the hours they were employed in any year. In general, amounts held in a participant's account are not distributable until the participant terminates employment with the Bank, reaches age 59 1/2, dies or becomes permanently disabled.

        Participants are permitted to authorize pre-tax savings contributions, and beginning July 1, 2006, after-tax contributions, to a separate trust established under the 401(k) plan, subject to limitations on deductibility of contributions imposed by the Internal Revenue Code. The Bank makes matching contributions of $.25 for every dollar of deferred salary, up to 6% of each participant's annual compensation. Each participant is 100% vested at all times in employee and employer contributions. The Corporation's matching contributions to the 401 (k) plan was $93,000, $94,000 and $81,000 in 2007, 2006 and 2005, respectively.

        Profit Sharing Plan    The Bank initiated a Profit Sharing Plan for eligible employees in 2004. Under the plan, employees are immediately eligible for benefits and will be 100% vested after 3 years of service. In order to receive the profit sharing contribution, an employee must be employed on the last day of each plan year to participate in benefits. The plan provides that the Bank make contributions beginning in 2005 for the 2004 plan year equal to 3% of the eligible participant's W-2 wages.

        Safe Harbor Contribution — Beginning January 1, 2005, the Bank adopted a safe harbor plan, which requires a 3% qualified non-elective contribution to be made to any employee with wages in the current year. Vesting is 100% at all times.

        DNB's related expense associated with the Profit Sharing Plan was $226,000, $252,000 and $187,000 in 2007, 2006 and 2005, respectively.

        Stock Option Plan    DNB has a Stock Option Plan for employees and directors. Under the plan, options (both qualified and non-qualified) to purchase a maximum of 643,369 shares of DNB's common stock could be issued to employees and directors.

        Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years. Vesting of options under the plan is determined by the Plan Committee. There were 149,263, 118,400 and 90,852 shares available for grant at December 31, 2007, 2006 and 2005, respectively.

        The per share weighted-average fair value of stock options granted during 2005 was $6.54 on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

Year Ended December 31
(Dollars in thousands)	2005

Dividend yield	1.99%
Expected volatility	25.05
Risk-free interest rate	4.45
Expected lives (in years)	10.00

        Stock option activity is indicated below. Stock options have been adjusted for the 5% stock dividends in December of 2007, 2006 and 2005.

	Number Outstanding	Weighted Average Exercise Price

Outstanding January 1, 2005	201,315	$17.90
Granted	132,383	20.15
Exercised	(12,705)	12.61
Forfeited	(2,320)	22.75

Outstanding December 31, 2005	318,673	19.01
Granted	—	—
Exercised	(7,355)	9.13
Forfeited	(27,548)	20.39

Outstanding December 31, 2006	283,770	19.13
Granted	—	—
Exercised	(9,589)	12.17
Forfeited	(28,891)	20.06
Expired	(1,970)	11.84

Outstanding December 31, 2007	243,320	$19.36

        The weighted average price and weighted average remaining contractual life as of December 31, 2007 for outstanding options are listed below. All outstanding options are exercisable.

		Weighted Average
Range of Exercise Prices	Number Outstanding	Exercise Price	Remaining Contractual Life

$ 9.23-10.99	9,419	$9.23	2.50 years
11.00-13.99	9,414	11.16	3.50 years
14.00-19.99	117,127	17.42	5.89 years
20.00-22.99	59,319	22.12	3.84 years
23.00-24.27	48,041	24.27	7.30 years

Total	243,320	$19.36	5.45 years

        Stock-Based Compensation    DNB maintains an Incentive Equity and Deferred Compensation Plan. The plan provides that up to 243,101 (as adjusted for subsequent stock dividends) shares of common stock may be granted, at the discretion of the Board, to individuals of the Company. During 2007, 2006 and 2005, DNB granted 17,010, 0 and 19,309 shares of unvested stock, issuable on the earlier of three years after the date of the grant or a change in control of DNB if the recipients are then employed by DNB ("Vest Date"). Upon issuance of the shares, resale of the shares is restricted for an additional period of time, during which the shares may not be sold, pledged or otherwise disposed of. The 2005 grant is restricted for 2 years and the 2007 grant is restricted for 1 year. Prior to the vest date and in the event the recipient terminates association with DNB for reasons other than death, disability or change in control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant. Share awards granted by the plan were recorded at the date of award based on the market value of shares. Awards are being amortized to expense over the three-year cliff-vesting period. During this three-year period, DNB records compensation expense equal to the value of the shares being amortized. For the year ended December 31, 2007, 2006 and 2005, $53,000, $133,000 and $92,000, respectively was amortized to expense. At December 31, 2007, 2006 and 2005, 212,999, 229,592 and 224,487 shares were reserved for future grants under the plan.

        Stock grant activity is indicated below. The shares have been adjusted for the 5% stock dividends in December 2005, 2006 and 2007.

Shares
Outstanding — January 1, 2005	—
Granted	19,309
Forfeited	(695)

Outstanding — December 31, 2005	18,614

Granted	—
Forfeited	(4,410)

Outstanding — December 31, 2006	14,204

Granted	17,010
Forfeited	(1,111)

Outstanding — December 31, 2007	30,103

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

        DNB had outstanding stand-by letters of credit in the amount of approximately $4.6 million and un-funded loan and lines of credit totaling $60.6 million at December 31, 2007, of which, $61.5 million were variable rate and $3.7 million were fixed rate.

        These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet. The exposure to credit loss in the event of non-performance by the party to the financial instrument for commitments to extend credit and stand-by letters of credit is represented by the contractual amount. Management uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

        Stand-by letters of credit are conditional commitments issued by DNB to guarantee the performance or repayment of a financial obligation of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risks involved in issuing letters of credit are essentially the same as those involved in extending loan facilities to customers. DNB holds various forms of collateral to support these commitments.

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. DNB evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral, if any, obtained upon the extension of credit, usually consists of real estate, but may include securities, property or other assets.

        DNB maintains borrowing arrangements with a correspondent bank and the FHLB of Pittsburgh, as well as access to the discount window at the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $134.2 million.

        Approximately $64.1 million of assets were held by DNB Advisors in a fiduciary, custody or agency capacity at December 31, 2007. These assets are not assets of DNB, and are not included in the consolidated financial statements.

        DNB is a party to a number of lawsuits arising in the ordinary course of business. While any litigation causes an element of uncertainty, management is of the opinion that the liability, if any, resulting from the actions, will not have a material effect on the accompanying financial statements.

(16)    PARENT COMPANY FINANCIAL INFORMATION

        Condensed financial information of DNB Financial Corporation (parent company only) follows:

Condensed Statements of Financial Condition (Dollars in thousands)
	December 31
	2007	2006

Assets
Cash	$440	$165
Investment securities	29	38
Investment in subsidiary	41,631	40,725
Other assets	147	156

Total assets	$42,247	$41,084

Liabilities and Stockholders' Equity
Liabilities
Junior subordinated debentures	$9,279	$9,279
Other liabilities	333	394

Total liabilities	9,612	9,673

Stockholders' equity	32,635	31,411

Total liabilities and stockholders' equity	$42,247	$41,084

Condensed Statements of Operations (Dollars in thousands)
	Year Ended December 31
	2007	2006	2005

Income:
Equity in undistributed income of subsidiary	$1,238	$1,221	$1,638
Dividends from subsidiary	1,294	1,240	1,071
Other income	1	—	—

Total income	2,533	2,461	2,709

Expenses:
Interest expense	731	714	561
Other expenses	—	—	—

Total expense	731	714	561

Net income	$1,802	$1,747	$2,148

Condensed Statements of Cash Flows (Dollars in thousands)
	Year Ended December 31
	2007	2006	2005

Cash Flows From Operating Activities:
Net income	$1,802	$1,747	$2,148
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in undistributed income of subsidiary	(1,238)	(1,221)	(1,638)
Unvested stock amortization	53	132	91
Net change in other liabilities	(5)	11	40
Net change in other assets	15	1	6

Net Cash Provided by Operating Activities	627	670	647

Cash Flows From Investing Activities:
Payments for investments in and advances to subsidiaries	(56)	258	(9,672)
Dividend from subsidiary	1,500	3	33
Purchase of available for sale security	—	(1)	(37)

Net Cash Provided (Used) by Investing Activities	1,444	260	(9,676)

Cash Flows From Financing Activities:
Proceeds from advances from subsidiaries	—	—	4,124
Proceeds from issuance of common stock	378	485	5,965
Purchase of treasury stock	(872)	(310)	(5)
Dividends paid	(1,302)	(1,239)	(1,071)

Net Cash (Used) Provided by Financing Activities	(1,796)	(1,064)	9,013

Net Change in Cash and Cash Equivalents	275	(134)	(16)

Cash at Beginning of Period	165	299	315

Cash at End of Period	$440	$165	$299

(17)    REGULATORY MATTERS

        Dividends payable to the Corporation by the Bank are subject to certain regulatory limitations. Under normal circumstances, the payment of dividends in any year without regulatory permission is limited to the net profits (as defined for regulatory purposes) for that year, plus the retained net profits for the preceding two calendar years, which amounted to $3.2 million for the year ended December 31, 2007.

        Federal banking agencies impose three minimum capital requirements — Total risk-based, Tier 1 and Leverage capital. The risk-based capital ratios measure the adequacy of a bank's capital against the riskiness of its assets and off-balance sheet activities. Failure to maintain adequate capital is a basis for "prompt corrective action" or other regulatory enforcement action. In assessing a bank's capital adequacy, regulators also consider other factors such as interest rate risk exposure; liquidity, funding and market risks; quality and level of earnings; concentrations of credit, quality of loans and investments; risks of any nontraditional activities; effectiveness of bank policies; and management's overall ability to monitor and control risks.

        Quantitative measures established by regulation to ensure capital adequacy require DNB to maintain certain minimum amounts and ratios as set forth below. Management believes that DNB and the Bank meet all capital adequacy requirements to which they are subject. The Bank is considered "Well Capitalized" under the regulatory framework for prompt corrective action. To be categorized as Well Capitalized, the Bank must maintain minimum ratios as set forth below. There are no conditions or events since the most recent regulatory notification that management believes would have changed the Bank's category. Actual capital amounts and ratios are presented below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

DNB Financial Corporation
December 31, 2007:
Total risk-based capital	$44,859	13.08%	$27,437	8.00%	$34,296	10.00%
Tier 1 capital	40,901	11.93	13,719	4.00	20,578	6.00
Tier 1 (leverage) capital	40,901	7.77	21,061	4.00	26,326	5.00

December 31, 2006:
Total risk-based capital	$45,682	13.29%	$27,504	8.00%	$34,380	10.00%
Tier 1 capital	41,384	12.04	13,752	4.00	20,628	6.00
Tier 1 (leverage) capital	41,384	8.28	19,987	4.00	24,984	5.00

DNB First, N.A.
December 31, 2007:
Total risk-based capital	$44,581	13.02%	$27,385	8.00%	$34,231	10.00%
Tier 1 capital	40,624	11.87	13,692	4.00	20,539	6.00
Tier 1 (leverage) capital	40,624	7.72	21,036	4.00	26,295	5.00

December 31, 2006:
Total risk-based capital	$45,708	13.32%	$27,451	8.00%	$34,314	10.00%
Tier 1 capital	41,419	12.07	13,725	4.00	20,588	6.00
Tier 1 (leverage) capital	41,419	8.30	19,966	4.00	24,958	5.00

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
DNB Financial Corporation:

        We have audited the accompanying consolidated statements of financial condition of DNB Financial Corporation and subsidiaries (the "Corporation") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DNB Financial Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

        As discussed in note 1 to the consolidated financial statements, the Corporation adopted FASB Statement No. 123(revised), Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, effective January 1, 2006, and Emerging Issues Task Force Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, effective January 1, 2007.

Philadelphia, Pennsylvania
March 27, 2008

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.        Controls and Procedures

        DNB's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2007, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that DNB's current disclosure controls and procedures are effective and timely, providing them with material information relating to DNB and its subsidiaries required to be disclosed in the report DNB files under the Exchange Act.

Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the effectiveness of the Corporation's internal control over financial reporting at December 31, 2007. To make this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Management believes that, as of December 31, 2007 the Corporation's internal control over financial reporting was effective. This annual report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Item 9B.        Other Information

        None

Part III

Item 10.        Directors and Executive Officers of the Registrant

        The information required herein with respect to Registrant's directors and officers is incorporated by reference to pages 7-22 of the Registrant's Proxy Statement for the 2008 Annual Meeting of Stockholders, and the information required herein with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to page 7 of the Registrant's Proxy Statement for the Annual Meeting of Stockholders. The Registrant has adopted a Code of Ethics that applies to the Registrant's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Registrant's current Code of Ethics is incorporated herein by reference as Exhibit 14 to this report.

Item 11.        Executive Compensation

        The information required herein is incorporated by reference to pages 14-18 of the Registrant's Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        (a) Information Regarding Equity Compensation Plans

        The following table summarizes certain information relating to equity compensation plans maintained by the Registrant as of December 31, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders:
1995 Stock Option Plan	243,320	$19.36	149,263
2004 Incentive Equity and Deferred Compensation Plan	30,103	N/A	212,999
Equity compensation plans not approved by security holders	—	—	—

Total	273,423	N/A	362,262

        (b) The balance of the information required herein is incorporated by reference to page 6 of the Registrant's Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 13.        Certain Relationships and Related Transactions

        The information required herein is incorporated by reference to pages 28-29 of the Registrant's Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 14.        Principal Accountant Fees and Services

        The information required herein is incorporated by reference to page 30 of the Registrant's Proxy Statement for the 2008 Annual Meeting of Stockholders.

Part IV

Item 15.        Exhibits, Financial Statement Schedules.

        (a)(1) Financial Statements.

        The consolidated financial statements listed below, together with an opinion of KPMG LLP dated March 27, 2008 with respect thereto, are set forth beginning at page 46 of this report under Item 8, "Financial Statements and Supplementary Data."

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition
Consolidated Statements of Operations
Consolidated Statements of Stockholders' Equity and Comprehensive Income
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Selected Quarterly Financial Data (Unaudited)

        (a)(2) Not applicable

        (a)(3) Exhibits, pursuant to Item 601 of Regulation S-K.

        The exhibits listed on the Index to Exhibits on pages 82 – 84 of this report are incorporated by reference or filed or furnished herewith in response to this Item.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNB FINANCIAL CORPORATION
March 27, 2008
	BY:	/s/ William S. Latoff William S. Latoff, Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William J. Hieb William J. Hieb, President and Chief Operating Officer	March 27, 2008
/s/ Gerald F. Sopp Gerald F. Sopp Chief Financial Officer (Principal Accounting Officer)	March 27, 2008
/s/ Thomas A. Fillippo Thomas A. Fillippo Director	March 27, 2008
/s/ Mildred C. Joyner Mildred C. Joyner Director	March 27, 2008
/s/ James J. Koegel James J. Koegel Director	March 27, 2008
/s/ Eli Silberman Eli Silberman Director	March 27, 2008
/s/ James H. Thornton James H. Thornton Vice-Chairman of the Board	March 27, 2008

Index to Exhibits

Exhibit No. Under Item 601 of Regulation S-K		Description of Exhibit and Filing Information
3	(i)	Amended and Restated Articles of Incorporation, as amended effective June 15, 2001, filed on August 14, 2001, as Item 6(a) to Form 10-Q (No. 0-16667) and incorporated herein by reference.
	(ii)	Bylaws of the Registrant as amended December 19, 2007, filed herewith.
4		Registrant has certain debt obligations outstanding, for none of which do the instruments defining holders rights authorize an amount of securities in excess of 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. Registrant agrees to furnish copies of such agreements to the Commission on request.
10	(a)*	Amended and Restated Change of Control Agreements dated December 20, 2006 between DNB Financial Corporation and DNB First, N.A. and the following executive officers, each in the form filed March 26, 2007 as item 10(a) to Form 10-K for the fiscal year-ended December 31, 2006 (No. 0-16667) and incorporated herein by reference: Ronald K. Dankanich, Bruce E. Moroney, C. Tomlinson Kline III, and Richard J. Hartmann.
	(b)**	1995 Stock Option Plan of DNB Financial Corporation (as amended and restated, effective as of April 27, 2004), filed on March 29, 2004 as Appendix A to Registrant's Proxy Statement for its Annual Meeting of Stockholders held April 27, 2004, and incorporated herein by reference.
	(c)*	Form of Change of Control Agreements, as amended November 10, 2003, filed on November 14, 2003 as Item 10(e) to Form 8-K (No. 0-16667) and incorporated herein by reference between DNB Financial Corporation and DNB First, N.A. and each of the following Directors: (i) dated November 10, 2005 with James H. Thornton, James J. Koegel and Eli Silberman, and (ii) dated February 23, 2005 with Mildred C. Joyner, and dated February 22, 2006 with Thomas A. Fillippo.
	(d)***	DNB Financial Corporation Incentive Equity and Deferred Compensation Plan filed March 10, 2005 as item 10(i) to Form 10-K for the fiscal year-ended December 31, 2004 (No. 0-16667) and incorporated herein by reference.
	(e)*	Amended and Restated Change of Control Agreement among DNB Financial Corporation, DNB First, N.A. and William S. Latoff, dated December 20, 2006, filed March 26, 2007 as item 10(e) to Form 10-K for the fiscal year-ended December 31, 2006 (No. 0-16667) and incorporated herein by reference.
	(f)*	Agreement of Lease dated February 10, 2005 between Headwaters Associates, a Pennsylvania general partnership, as Lessor, and DNB First, National Association as Lessee for a portion of premises at 2 North Church Street, West Chester, Pennsylvania, filed March 10, 2005 as Item 10(l) to Form 10-K for the fiscal year ended December 31, 2004 (No. 0-16667) and incorporated herein by reference, as amended by Addendum to Agreement of Lease dated as of November 15, 2005, filed March 23, 2006 as Item 10(l) to Form 10-K for the fiscal year ended December 31, 2005 (No. 0-16667) and incorporated herein by reference, and as further amended by Second Addendum to Agreement of Lease dated as of May 25, 2006, filed August 14, 2006 as Item 10(l) to Form 10-Q for the fiscal quarter ended June 30, 2006 (No. 0-16667) and incorporated herein by reference.

(g)
Marketing Services Agreement between TSG, Inc., a Pennsylvania business corporation (the "Service Provider") for which Eli Silberman, a Director of Registrant, is the President and owner dated December 19, 2007, filed herewith.
(h)**
Form of Stock Option Agreement for grants prior to 2005 under the Registrant's Stock Option Plan, filed May 11, 2005 as Item 10(n) to Form 10-Q for the fiscal quarter ended March 31, 2005 (No. 0-16667) and incorporated herein by reference.
(i)**
Form of Nonqualified Stock Option Agreement for April 18, 2005 and subsequent grants under the Stock Option Plan, filed May 11, 2005 as Item 10(o) to Form 10-Q for the fiscal quarter ended March 31, 2005 (No. 0-16667) and incorporated herein by reference.
(j)
Agreement of Sale dated June 1, 2005 between DNB First, National Association (the "Bank"), as seller, and Papermill Brandywine Company, LLC, a Pennsylvania limited liability company, as buyer ("Buyer") with respect to the sale of the Bank's operations center and an adjunct administrative office (the "Property") and accompanying (i) Agreement of Lease between the Buyer as landlord and the Bank as tenant, pursuant to which the Property will be leased back to the Bank, and (ii) Parking Easement Agreement to provide cross easements with respect to the Property, the Buyer's other adjoining property and the Bank's other adjoining property, filed August 15, 2005 as Item 10(p) to Form 10-Q for the fiscal quarter ended June 30, 2005 (No. 0-16667) and incorporated herein by reference.
(k)
Agreement of Lease dated November 18, 2005 between Papermill Brandywine Company, LLC, a Pennsylvania limited liability company ("Papermill"), as Lessor, and DNB First, National Association as Lessee for the banks operations center and adjunct administrative office, filed March 23, 2006 as Item 10(q) to Form 10-K for the fiscal year ended December 31, 2005 (No. 0-16667) and incorporated herein by reference.
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
(r)*
DNB Financial Corporation Supplemental Executive Retirement Plan for William S. Latoff as amended and restated effective April 1, 2007, filed May 15, 2007 as Item 10(r) to Form 10-Q for the fiscal quarter ended March 31, 2007 (No. 0-16667) and incorporated herein by reference.
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
	(v)***	Form of Restricted Stock Award Agreement dated November, 28, 2007, filed herewith.
11
Registrant's Statement of Computation of Earnings Per Share is set forth in Footnote 12 to Registrant's consolidated financial statements at page 66 of this Form 10-K under Item 8, "Financial Statements and Supplementary Data," and is incorporated herein by reference.
14
Code of Ethics as amended and restated effective February 23, 2005, filed March 10, 2005 as Item 10(m) to Form 10-K for the fiscal year ended December 31, 2004 (No. 0-16667) and incorporated herein by reference.
21		List of Subsidiaries, filed herewith.
23		Consent of KPMG LLP, filed herewith.
31.1		Rule 13a-14(a)/15d-14 (a) Certification of Chief Executive Officer, filed herewith.
31.2		Rule 13a-14(a)/15d-14 (a) Certification of Chief Financial Officer, filed herewith.
32.1		Section 1350 Certification of Chief Executive Officer, filed herewith.
32.2		Section 1350 Certification of Chief Financial Officer, filed herewith.
	*	Management contract or compensatory plan arrangement.
	**	Shareholder approved compensatory plan pursuant to which the Registrant's Common Stock may be issued to employees of the Corporation.
	***	Non-shareholder approved compensatory plan pursuant to which the Registrant's Common Stock may be issued to employees of the Corporation.

 DNB FINANCIAL CORPORATION
CORPORATE HEADQUARTERS
4 Brandywine Avenue
Downingtown, PA 19335
Tel. 610-269-1040 Fax 484-359-3176
Internet http://www.dnbfirst.com
 FINANCIAL INFORMATION
Investors, brokers, security analysts and others desiring financial information should contact
Gerald F. Sopp at 484-359-3143 or
gsopp@dnbfirst.com
 AUDITORS
KPMG LLP
1601 Market Street
Philadelphia, PA 19103-2499
 COUNSEL
Stradley, Ronon, Stevens and
Young, LLP
30 Valley Stream Parkway
Malvern, PA 19355
 REGISTRAR AND STOCK
TRANSFER AGENT
Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016
800-368-5948
www.rtco.com
 MARKET MAKERS
Boenning & Scattergood, Inc.
800-842-8928
Ferris, Baker Watts, Inc.
877-840-0012
Janney Montgomery Scott, Inc.
800-526-6397

DIRECTORS
William S. Latoff
Chairman and Chief Executive Officer
James H. Thornton
Vice Chairman
Thomas A. Fillippo, Sr.
William J. Hieb
Mildred C. Joyner
James J. Koegel
Eli Silberman
 DIRECTORS EMERITUS
Ellis Y. Brown III
Robert J. Charles
I. Newton Evans, Jr.
Vernon J. Jameson
Henry F. Thorne
 DNB FIRST, N.A.
DIRECTORS
William S. Latoff
Chairman and Chief Executive Officer
William J. Hieb
President and Chief Operating Officer
Thomas A. Fillippo
Mildred C. Joyner
James J. Koegel
Eli Silberman
James H. Thornton

EXECUTIVE OFFICERS
William S. Latoff
Chairman and Chief Executive Officer
William J. Hieb
President and Chief Operating Officer
Ronald K. Dankanich
Executive Vice President
Operations, IT and HR
Richard J. Hartmann
Executive Vice President
Retail Banking and Marketing
Albert J. Melfi, Jr.
Executive Vice President
Chief Lending Officer
Bruce E. Moroney
Executive Vice President
Chief Accounting Officer
Gerald F. Sopp
Executive Vice President
Chief Financial Officer

QuickLinks

DNB FINANCIAL CORPORATION Table of Contents
DNB FINANCIAL CORPORATION FORM 10-K
Forward-Looking Statements
Part I
  Item 1. Business
Supervision and Regulation - Registrant
Federal Banking Laws
Bank Holding Company Act - Financial Holding Companies
Change in Bank Control Act
Pennsylvania Banking Laws
Environmental Laws
Supervision and Regulation - Bank
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
Part II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
CORPORATION PERFORMANCE COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN AMONG DNB FINANCIAL CORP., the S&P INDEX & the S&P FINANCIAL INDEX
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
2007 Results Compared to 2006 Results
2006 Results Compared to 2005 Results
2007 Results Compared to 2006 Results
2006 Results Compared to 2005 Results
2007 Results Compared to 2006 Results
2006 Results Compared to 2005 Results
2007 Results Compared to 2006 Results
2006 Results Compared to 2005 Results
Financial Condition Analysis
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
Management's Report on Internal Control Over Financial Reporting
  Item 9B. Other Information
Part III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
Part IV
  Item 15. Exhibits, Financial Statement Schedules.
SIGNATURES
Index to Exhibits