Form 10-Q
period 2008-03-31
DNB FINANCIAL CORP /PA/
filed 2008-05-15
CIK 713671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: March 31, 2008
or

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 Par Value)	2,590,697
(Class)	(Shares Outstanding as of
May 12, 2008)

DNB FINANCIAL CORPORATION AND SUBSIDIARY

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

DNB Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition (Unaudited)

	March 31	December 31
(Dollars in thousands except share data)	2008	2007
Assets
Cash and due from banks	$25,404	$12,858
Federal funds sold	7,517	32,473
Cash and cash equivalents	32,921	45,331
AFS investment securities, at fair value (amortized cost of $151,660 and $151,848)	154,187	152,570
HTM investment securities (fair value of $19,609 and $14,593)	19,874	14,921
Other investment securities	3,770	3,418
Total investment securities	177,831	170,909
Loans and leases	305,904	309,342
Allowance for credit losses	(3,926)	(3,891)
Net loans and leases	301,978	305,451
Office property and equipment, net	9,640	9,908
Accrued interest receivable	2,513	2,610
Other real estate owned	451	—
Bank owned life insurance	7,387	7,321
Core deposit intangible	296	308
Net deferred taxes	1,573	2,163
Other assets	6,505	1,839
Total assets	$541,095	$545,840
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$49,797	$48,741
Interest-bearing deposits:
NOW	83,801	82,912
Money market	95,611	93,029
Savings	36,585	38,362
Time	130,614	149,876
Total deposits	396,408	412,920
FHLB advances	60,000	50,000
Repurchase agreements	21,178	29,923
Junior subordinated debentures	9,279	9,279
Other borrowings	671	675
Total borrowings	91,128	89,877
Accrued interest payable	1,317	1,498
Other liabilities	18,470	8,910
Total liabilities	507,323	513,205
Stockholders’ Equity
Preferred stock, $10.00 par value;
1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value;
10,000,000 shares authorized; 2,852,155 and 2,850,799 issued respectively	2,863	2,860
Treasury stock, at cost; 258,111 and 249,859 shares, respectively	(4,844)	(4,757)
Surplus	35,016	34,888
Accumulated deficit	(700)	(771)
Accumulated other comprehensive income, net	1,437	415
Total stockholders’ equity	33,772	32,635
Total liabilities and stockholders’ equity	$541,095	$545,840
See accompanying notes to consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Operations (Unaudited)

(Dollars in thousands except share data)	Three Months Ended March 31,
	2008	2007
Interest Income:
Interest and fees on loans and leases	$4,916	$5,792
Interest and dividends on investment securities:
Taxable	2,168	1,229
Exempt from federal taxes	44	292
Interest on cash and cash equivalents	144	159
Total interest income	7,272	7,472
Interest Expense:
Interest on NOW, money market and savings	1,056	1,025
Interest on time deposits	1,623	1,475
Interest on FHLB advances	676	586
Interest on repurchase agreements	169	395
Interest on junior subordinated debentures	162	182
Interest on other borrowings	23	37
Total interest expense	3,709	3,700
Net interest income	3,563	3,772
Provision for credit losses	60	—
Net interest income after provision for credit losses	3,503	3,772
Non-interest Income:
Service charges on deposits	385	399
Wealth management fees	285	213
Increase in cash surrender value of BOLI	66	57
Gain on sale of securities	256	103
Other fees	208	196
Total non-interest income	1,200	968
Non-interest Expense:
Salaries and employee benefits	2,349	2,363
Furniture and equipment	421	370
Occupancy	398	368
Professional and consulting	326	286
Advertising and marketing	83	79
Printing and supplies	51	96
Other expenses	566	569
Total non-interest expense	4,194	4,131
Income before income taxes	509	609
Income tax expense	100	74
Net Income	$409	$535
Earnings per share:
Basic	$0.16	$0.20
Diluted	$0.16	$0.20
Cash dividends per share	$0.13	$0.12
Weighted average common shares outstanding:
Basic	2,596,501	2,627,731
Diluted	2,600,575	2,643,673
(Share data adjusted for the 5% stock dividend in December 2007)
See accompanying notes to consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007
Cash Flows From Operating Activities:
Net income	$409	$535
Adjustments to reconcile net income to net cash (used)
provided by operating activities:
Depreciation, amortization and accretion	353	296
Provision for credit losses	60	—
Unvested stock amortization	49	28
Net gain on sale of securities	(256)	(103)
Decrease in accrued interest receivable	75	69
(Increase) decrease in other assets	(140)	315
Increase in investment in BOLI	(66)	(57)
Decrease in interest payable	(181)	(86)
Deferred tax benefit	(91)	(23)
Decrease in other liabilities	(715)	(158)
Net Cash (Used) Provided By Operating Activities	(503)	816
Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Sales	12,812	24,478
Maturities, repayments and calls	6,244	19,707
Purchases	(15,809)	(23,979)
Activity in held-to-maturity securities:
Maturities, repayments and calls	4,025	399
Purchases	(6,027)	—
Net (increase) decrease in other investments	(352)	652
Net decrease (increase) in loans and leases	2,962	(465)
Purchase of bank property and equipment	(56)	(381)
Net Cash Provided By Investing Activities	3,799	20,411
Cash Flows From Financing Activities:
Net decrease in deposits	(16,512)	(7,475)
Increase (decrease) in FHLB advances	10,000	(15,000)
Decrease in short term repurchase agreements	(8,745)	(5,497)
Decrease in lease obligations	(4)	(4)
Dividends paid	(338)	(324)
Purchase of treasury stock	(107)	(72)
Net Cash Used By Financing Activities	(15,706)	(28,372)
Net Change in Cash and Cash Equivalents	(12,410)	(7,145)
Cash and Cash Equivalents at Beginning of Period	45,331	24,227
Cash and Cash Equivalents at End of Period	$32,921	$17,082
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$3,890	$3,786
Income taxes	351	40
Supplemental Disclosure of Non-cash Flow Information:
Change in unrealized losses on AFS securities	$1,805	$309
Change in deferred taxes due to change in unrealized
losses on AFS securities	(614)	(105)
Change in unsettled securities purchased included in other
liabilities	10,275	—
Change in unsettled securities sold included in other assets	(4,526)	—
Transfers from loans and leases to other real estate owned	451	—

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, DNB First, National Association (the "Bank") have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior amounts not affecting net income are reclassified when necessary to conform to current period classifications. The results of operations for the three-month period ended March 31, 2008, are not necessarily indicative of the results, which may be expected for the entire year.  The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2007.

Allowance for Credit Losses

 The allowance for credit losses is an estimate of the credit loss risk in our loan and lease portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accounting Standards (“SFAS”) No. 5 “Accounting for Contingencies,” which requires that losses be accrued when it is probable that a loss has occurred at the balance sheet date and such loss can be reasonably estimated; and (2) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses be accrued on impaired loans based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. DNB’s credit loss allowance policies involve significant judgments and assumptions by management which may have a material impact on the carrying value of net loans and, potentially, on the net income recognized by DNB from period to period. The allowance for credit losses is based on management’s ongoing evaluation of the loan and lease portfolio and reflects an amount considered by management to be its best estimate of the amount necessary to absorb known and inherent losses in the portfolio. Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, diversification of the portfolios, delinquency statistics, results of loan review and related classifications, and historic loss rates. In addition, certain individual loans which management has identified as problematic are specifically provided for, based upon an evaluation of the borrower’s perceived ability to pay, the estimated adequacy of the underlying collateral and other relevant factors. In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for credit losses. They may require additions to the allowance based upon their judgments about information available to them at the time of examination. Although provisions are established and segmented by type of loan, based upon management’s assessment of their differing inherent loss characteristics, the entire allowance for credit losses is available to absorb losses in any category.

Management uses significant estimates to determine the allowance for credit losses. Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB’s control, management’s estimate of the amount necessary to absorb credit losses and actual credit losses could differ. DNB’s current judgment is that the valuation of the allowance for credit losses is appropriate at March 31, 2008.

The allowance for credit losses in the first quarter of 2008 was affected by continued changes to the mix of assets and changes to estimates of loss in certain asset classes. Specifically, changes in loss estimates for commercial and industrial loans and commercial mortgages, resulted in a lower provision for loan and lease losses in the first quarter of 2008 than would have resulted under the previous loss estimates of approximately $150,000. Correspondingly, the allowance for credit losses at March 31, 2008 is approximately $150,000 lower than it would have been under the previous loss estimates. The Corporation believes that its revised estimates better reflect the loss inherent in the loan and lease portfolio.

Stock-based compensation

Prior to January 1, 2006, SFAS Statement No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, permitted entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant.  Alternatively, SFAS 123 also allowed entities to continue to apply the provisions of the Accounting Principles Board Opinion No. 25 (“APB Opinion No. 25”), Accounting for Stock Issued to Employees, and related interpretations and provide pro-forma net income and pro-forma earnings per share disclosures for employee stock option grants made in 1995 and subsequent years as if the fair-value-based method defined in SFAS 123 had been applied.  DNB elected to apply the provisions of APB Opinion No. 25 and provide the pro-forma disclosure provisions of SFAS 123.  As such, there was no compensation expense recorded prior to 2007.  Additionally, all options were granted at the then current market price.

Effective January 1, 2006, DNB adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires DNB to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date.  SFAS 123R supersedes SFAS 123, Accounting for Stock-based Compensation (SFAS 123”) and APB Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS 123R requires DNB to record compensation expense related to unvested stock awards as of January 1, 2006 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards.  DNB had no unamortized stock option awards at January 1, 2006 as all stock options issued prior to January 1, 2006 were fully vested. Additionally, DNB did not issue any stock awards during the three-month periods ended March 31, 2008 and 2007.  As a result, there was no compensation expense related to stock options recorded during the three-month periods ended March 31, 2008 and 2007.

NOTE 2: EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding during the period.  Diluted EPS is computed using the treasury stock method and reflects the potential dilution that could occur from the exercise of stock options and unvested stock awards.   Stock options and unvested stock awards for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation.  At March 31, 2008, there were 224,487 anti-dilutive stock options outstanding as well as 30,024 anti-dilutive stock awards.  EPS, dividends per share, and weighted average shares outstanding have been adjusted to reflect the effect of the 5% stock dividend paid in December 2007.  The dilutive effect of stock options and unvested shares on basic earnings per share is presented below.

	Three Months Ended			Three Months Ended
	March 31, 2008			March 31, 2007
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$409	2,597	$0.16	$535	2,628	$0.20
Effect of dilutive common stock equivalents – stock options	—	4	—	—	16	—
Diluted EPS
Income available to common stockholders after assumed conversions	$409	2,601	$0.16	$535	2,644	$0.20

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
	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
(Dollars in thousands)	Net-of-Tax Amount	Net-of-Tax Amount
Net Income	$409	$535
Other Comprehensive Income:
Unrealized holding gains arising during the period	1,360	272
Reclassification for gains included in net income	(169)	(68)
Unrealized actuarial losses-pension	(169)	—
Total Comprehensive Income	$1,431	$739

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4: COMPOSITION OF LOAN AND LEASE PORTFOLIO

The following table sets forth information concerning the composition of total loans and leases outstanding, as of the dates indicated.

	March 31,	December 31,
(Dollars in thousands)	2008	2007
Commercial mortgage	$116,185	$111,727
Commercial term and lines of credit	79,880	81,021
Consumer	54,237	56,553
Residential mortgage	44,400	46,448
Commercial leases	11,202	13,593
Gross loans and leases	305,904	$309,342
Allowance for credit losses	(3,926)	(3,891)
Net loans and leases	$301,978	$305,451

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

NOTE 6: RECENT ACCOUNTING PRONOUNCEMENTS

FASB Statement No. 155  In February 2006, the FASB issued FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“Statement 155”). Among other things, this Statement permits fair value re-measurement for certain hybrid financial instruments and requires that entities evaluate whether beneficial interests contain embedded derivatives or are derivatives in their entirety. This Statement became effective January 1, 2007 and did not have a material impact on DNB’s consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

FASB Statement No. 156  In March 2006, the FASB issued FASB Statement No. 156, “Accounting for Servicing of Financial Assets” (“Statement 156”). Statement 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. Statement 156 also requires fair value measurement of a servicing asset or liability upon initial recognition and permits different methods to subsequently measure each class of separately recognized servicing assets and servicing liabilities. This Statement additionally permits under certain circumstances a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under FASB Statement No. 115. This Statement became effective January 1, 2007 and did not have a material impact on DNB’s consolidated financial statements.

FASB Statement No. 159 In February 2007 the FASB issued FASB Statement No. 159 — “The Fair Value Option for Financial Assets and Liabilities — Including an Amendment of FASB Statement No. 115” (“Statement 159”). Statement 159 permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings without having to apply complex hedge accounting provisions. Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. DNB did not early adopt FASB Statement No. 159, and has determined this Statement did not have a material impact on DNB’s consolidated financial statements upon adoption.

FASB Statement No. 160  In December 2007 the FASB issued FASB Statement No. 160 — “Noncontrolling Interest in Consolidated Financial Statements — Including an Amendment of ARB No. 51” (“Statement 160”). Statement 160 improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the de-consolidation of a subsidiary. Statement 160 is effective as of the beginning of an entity’s first fiscal year that begins on or after December 15, 2008. Early adoption is prohibited. DNB has not yet determined whether this statement will have a material impact on DNB’s consolidated financial statements upon adoption.

FASB Statement No. 161 In March 2008 the FASB issued FASB Statement No. 161 — “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“Statement 161”).  Statement 161 amends Statement No. 133 and its related guidance by requiring expanded disclosures about derivative instruments and hedging activities.  This Statement will require DNB to provide additional disclosure about a) how and why we use derivative instruments; b) how we account for derivative instruments and related hedged items under SFAS No. 133 and its related interpretations; and c) how derivative instruments and related hedged items effect our financial condition, financial performance, and cash flows.  Statement 161 does not change the accounting for derivatives under SFAS No. 133. DNB does not currently engage in derivative instruments and hedging activities.

FASB Statement No. 141 (revised) In December 2007, FASB issued FASB Statement No. 141 (revised 2007), “Business Combinations” (“Statement 141R). Statement 141R retains the fundamental requirement of FASB Statement No. 141 that the acquisition method of accounting be used for all business combinations. However, Statement 141R does make significant changes to the accounting for a business combination achieved in stages, the treatment of contingent consideration, transaction and restructuring costs, and other aspects of business combination accounting. Statement 141R will be effective with the fiscal year that begins on January 1, 2009, and will change DNB’s accounting treatment for business combinations on a prospective basis.

EITF 06-4  In September 2006, the Emerging Issues Task Force issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS 106 (if, in substance, a postretirement benefit plan exits) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. This EITF is applicable to the Replacement Plan referenced in Note 14. The early adoption of EITF 06-4 resulted in a $583,000 net-of-tax charge to stockholders’ equity on January 1, 2007.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

EITF 06-5  In September 2006, the Emerging Issues Task Force issued EITF 06-5, “Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4”. This consensus concludes that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. A consensus also was reached that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life (or certificate by certificate in a group policy). The consensuses are effective for fiscal years beginning after December 15, 2006. This EITF is applicable to the BOLI already recognized in DNB’s statement of condition. The Company adopted EITF 06-5 on January 1, 2007 and there was no material impact on DNB’s financial position or results of operations.

FIN 48  In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”—an interpretation of FASB Statement No. 109 (FIN 48). This interpretation of FASB Statement 109 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation was effective on January 1, 2007. The adoption of FIN 48 did not have a significant impact on DNB’s consolidated financial statements.

SAB No. 109 In November 2007, the SEC issued SAB No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 supersedes SAB No. 105, “Loan Commitments Accounted for as Derivative Instruments,” and expresses the view that expected net future cash flows related to the servicing of loans should be included in the fair value measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 retains the views in SAB No. 105 that internally developed intangible assets (such as client relationship intangible assets) should not be included in the fair value measurement of derivative loan commitments. SAB 109 is effective on January 1, 2008. DNB concluded that SAB 109 did not have a material effect on its consolidated financial statements upon adoption.

SAB No. 110  In December 2007, the SEC issued SAB No. 110, and extended, under certain circumstances, the availability of a “simplified” method for estimating the expected term of “plain vanilla” share options in accordance with FASB Statement No. 123 (revised). DNB determined SAB 110 did not affect DNB’s consolidated financial statements upon adoption.

NOTE 7: STOCK-BASED COMPENSATION

Stock Option Plan

DNB has a Stock Option Plan for employees and directors.  Under the plan, options (both qualified and non-qualified) to purchase a maximum of 643,368 shares of DNB’s common stock could be issued to employees and directors.

Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years.  The Plan Committee determines vesting of options under the plan. There were 149,263 options available for grant at both March 31, 2008 and December 31, 2007.

Stock option activity for the three-month period ended March 31, 2008 is indicated below.
	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2008	243,320	$19.36
Granted	–	–
Exercised	–	–
Expired	–	–
Forfeited	–	–
Outstanding March 31, 2008	243,320	$19.36

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The weighted-average price and weighted average remaining contractual life for the outstanding options are listed below for the dates indicated.  All outstanding options are exercisable.

	March 31, 2008
Range of	Number	Weighted Average
Exercise Prices	Outstanding	Exercise Price	Remaining Contractual Life
$ 9.23-10.99	9,419	$9.23	2.25 years
11.00-13.99	9,414	11.16	3.25 years
14.00-19.99	117,127	17.42	5.64 years
20.00-22.99	59,319	22.12	3.59 years
23.00-24.27	48,041	24.27	7.05 years
Total	243,320	$19.36	5.20 years

Restricted Stock Awards

DNB maintains an Incentive Equity and Deferred Compensation Plan.  The plan provides that up to 243,101 (as adjusted for subsequent stock dividends) shares of common stock may be granted, at the discretion of the Board, to individuals of the Company.  DNB did not grant any shares of restricted stock during the three-month period ended March 31, 2008.  Shares already granted are issuable on the earlier of three years after the date of the grant or a change in control of DNB if the recipients are then employed by DNB (“Vest Date”).  Upon issuance of the shares, resale of the shares is restricted for an additional period of time, during which the shares may not be sold, pledged or otherwise disposed of.  The 2005 grant is restricted for 2 years and the 2007 grant is restricted for 1 year. Prior to the Vest Date and in the event the recipient terminates association with DNB for reasons other than death, disability or change in control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant.

Share awards granted by the plan were recorded at the date of award based on the market value of shares.  Awards are being amortized to expense over the three-year cliff-vesting period. DNB records compensation expense equal to the value of the shares being amortized.  For the three-month period ended March 31, 2008, $49,000 was amortized to expense compared to $28,000 during the same period in 2007.  At March 31, 2008, 213,077 shares were reserved for future grants under the plan.

Stock grant activity is indicated below. The shares have been adjusted for the 5% stock dividend in December 2007.

Shares
Outstanding - January 1, 2008	30,103
Granted	–
Forfeited	(79)
Outstanding – March 31, 2008	30,024

NOTE  8:  INCOME TAXES

As of March 31, 2008, the Company had no material unrecognized tax benefits or accrued interest and penalties. It is the Company’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.  Federal and state tax years 2004 through 2007 were open for examination as of March 31, 2008. Income tax expense for the three month period ended March 31, 2008 was $100,000 compared to $74,000 for the same period in 2007. The effective tax rate for the three month periods ended March 31, 2008 was 19.6%, compared to 12.2% for the same period in 2007. Although 2008 pre-tax income was $100,000 lower during the first quarter of 2008, income tax expense and the effective tax rate for the current period were higher than the same period in 2007.  This was caused by DNB reducing its investments in tax-exempt loans and tax-exempt securities and investing the proceeds in taxable securities.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9:  FAIR VALUE MEASUREMENT

The following disclosures are made in conjunction with the initial application of the statement of FASB Statement No. 157 (“FAS 157”), Fair Value Measurement, effective January 1, 2008.

FAS 157 establishes a fair value hierarchy based on the nature of data inputs for fair value determinations, under which DNB is required to value each asset using assumptions that market participations would utilize to value that asset.  When DNB uses its own assumptions it is required to disclose additional information about the assumptions used and the effect of the measurement on earnings or the net change in assets for the period.

DNB’s investment securities, which generally include state and municipal securities, U.S. government agencies and mortgage backed securities, are reported at fair value.  These securities are valued by an independent third party (“preparer”).  The preparer’s evaluations are based on market data.  They utilize evaluated pricing models that vary by asset and incorporate available trade, bid and other market information.  For securities that do not trade on a daily basis their evaluated pricing applications apply available information such as benchmarking and matrix pricing.  The market inputs normally sought in the evaluation of securities include benchmark yields, reported trades, broker/dealer quotes (only obtained from market makers or broker/dealers recognized as market participants), issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data.  For certain securities additional inputs may be used or some market inputs may not be applicable.  Inputs are prioritized differently on any given day based on market conditions.

U.S. Government agencies are evaluated and priced using multi-dimensional relational models and option adjusted spreads.  State and municipal securities are evaluated on a series of matrices including reported trades and material event notices.  Mortgage backed securities are evaluated using matrix correlation to treasury or floating index benchmarks, prepayment speeds, monthly payment information and other benchmarks.  Other investments are evaluated using a broker-quote based application, including quotes from issuers.

These investment securities are classified as available for sale.

The value of the investment portfolio is determined using three broad levels of input:

Level 1 – Quoted prices in active markets for identical securities;

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active and model derived valuations whose inputs are observable or whose significant value drives are observable.

Level 3 – Instruments whose significant value drivers are unobservable.

These levels are not necessarily an indication of the risks or liquidity associated with these investments.  The following table summaries the assets at March 31, 2008 that are recognized on DNB’s balance sheet using fair value measurement determined based on the differing levels of input.

	March 31, 2008
	Level 1	Level 2	Level 3	Assets at Fair Value
	(Dollars in thousands)

Securities available for sale	$30	$154,157	$–	$154,187
Total Assets	$30	$154,157	$–	$154,187

The provisions of FAS 157 related to disclosures surrounding non-financial assets and non-financial liabilities have not been applied because in February 2008, the FASB deferred the required implementation of these disclosures until 2009.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10:  STOCKHOLDERS’ EQUITY

Stockholders' equity was $33.8 million at March 31, 2008 compared to $32.6 million at December 31, 2007.  The increase in stockholders’ equity was primarily a result of year-to-date earnings, coupled with a $1.2 million, net-of-tax SFAS 115 adjustment on the securities portfolio. These additions to stockholders equity were partially offset by $338,000 of dividends paid on DNB’s common stock.

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

Comprehensive 5-Year Plan. During the third quarter of 2007, management updated the 5-year strategic plan that was designed to reposition its balance sheet and improve core earnings. Through the Plan, which covers years 2008 through 2012, management will continue to expand its loan portfolio through new originations, increased loan participations, as well as strategic loan and lease receivable purchases.  Management also plans to reduce the absolute level of borrowings with cash flows from existing loans and investments as well as from new deposit growth.  DNB’s Key Strategies include:

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

Strategic Plan Update. During 2007, DNB focused on expense control and initiated a formal training program emphasizing product knowledge and skills necessary to improve customer satisfaction. In conjunction with its desire to penetrate new markets and maximize existing locations, management opened its new Chadds Ford office and renovated its West Goshen and Little Washington offices during 2007. Despite these increases to occupancy costs, management was able to limit the year over year increase in total non-interest expenses to only 1.52%, Both offices have been successful at attracting new customers and increasing relationships with existing customers. As a result of these and other efforts during 2007, DNB increased deposits by $31.9 million or 8.4% and was able to reduce FHLB Advances by $5.5 million. During the first quarter of 2008, DNB’s total deposits declined $16.5 million, primarily due the maturity of time deposits greater than $100,000. The maturity of these higher costing deposits has contributed to a decline in our composite cost of funds from 3.17% during the first quarter of 2007 to 3.07% during the first quarter of 2008

        Management's strategies are designed to direct DNB's tactical investment decisions and support financial objectives. DNB's most significant revenue source continues to be net interest income, defined as total interest income less interest expense, which in 2007 accounted for approximately 78.7% of total revenue. To produce net interest income and consistent earnings growth over the long-term, DNB must generate loan and deposit growth at acceptable economic spreads within its market area. To generate and grow loans and deposits, DNB must focus on a number of areas including, but not limited to, the economy, branch expansion, sales practices, customer satisfaction and retention, competition, customer behavior, technology, product innovation and credit performance of its customers.

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

MATERIAL CHALLENGES, RISKS AND OPPORTUNITIES

The following is a summary of changes to material challenges, risks and opportunities DNB has faced during the three-month period ended March 31, 2008.

Interest Rate Risk Management. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. DNB considers interest rate risk the predominant risk in terms of its potential impact on earnings.  Interest rate risk can occur for any one or more of the following reasons: (a) assets and liabilities may mature or re-price at different times; (b) short-term or long-term market rates may change by different amounts; or (c) the remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change. During the quarter ended March 31, 2008, short term rates declined as the Federal Reserve reduced the Fed Funds rate by 200 basis points, while the rate on the 10 year treasury declined to 3.45%. Due to the shape of the yield curve and intense competition for loans and deposits, DNB’s net interest margin continued to experience pressure.

The principal objective of the Bank’s interest rate risk management is to evaluate the interest rate risk included in certain on and off-balance sheet accounts, determine the level of risk appropriate given the Bank’s business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with approved guidelines. Through such management, DNB seeks to reduce the vulnerability of its operations to changes in interest rates. The Bank’s Asset Liability Committee (the “ALCO”) is responsible for reviewing the Bank’s asset/liability policies and interest rate risk position and making decisions involving asset liability considerations. The ALCO meets on a monthly basis and reports trends and the Bank’s interest rate risk position to the Board of Directors.  The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Bank.

The largest component of DNB’s total income is net interest income, and the majority of DNB’s financial instruments are comprised of interest rate-sensitive assets and liabilities with various terms and maturities.  The primary objective of management is to maximize net interest income while minimizing interest rate risk.  Interest rate risk is derived from timing differences in the re-pricing of assets and liabilities, loan prepayments, deposit withdrawals, and differences in lending and funding rates. The ALCO actively seeks to monitor and control the mix of interest rate-sensitive assets and interest rate-sensitive liabilities. One measure of interest rate risk is net interest income simulation analysis.  The ALCO utilizes simulation analysis, whereby the model estimates the variance in net interest income with a change in interest rates of plus or minus 200 basis points in addition to four yield curve twists over a twelve-month period.

Liquidity and Market Risk Management. Liquidity is the ability to meet current and future financial obligations. The Bank further defines liquidity as the ability to respond to deposit outflows as well as maintain flexibility to take advantage of lending and investment opportunities.  The Bank’s primary sources of funds are operating earnings, deposits, repurchase agreements, principal and interest payments on loans, proceeds from loan sales, sales and maturities of mortgage-backed and investment securities, and FHLB advances. The Bank uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, mortgage prepayments, loan and security sales and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition.

The objective of DNB’s asset/liability management function is to maintain consistent growth in net interest income within DNB’s policy limits. This objective is accomplished through the management of liquidity and interest rate risk, as well as customer offerings of various loan and deposit products. DNB maintains adequate liquidity to meet daily funding requirements, anticipated deposit withdrawals, or asset opportunities in a timely manner.  Liquidity is also necessary to meet obligations during unusual, extraordinary or adverse operating circumstances, while avoiding a significant loss or cost.  DNB’s foundation for liquidity is its deposit base as well as a marketable investment portfolio that provides cash flow through regular maturities or that can be used for collateral to secure funding in an emergency. As of March 31, 2008, DNB had $32.9 million in cash and cash equivalents to meet its funding requirements.  This has decreased from $45.3 million at December 31, 2007, primarily due to a $16.5 million decline in total deposits. The decline was primarily due to a $10.2 million decline in time deposits over $100,000, which DNB anticipated would be leaving due to specific customers funding requirements.

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

Competition. In addition to the challenges related to the interest rate environment, community banks in Chester and Delaware Counties have been experiencing increased competition from large regional and international banks entering DNB’s marketplace through mergers and acquisitions.  Competition for loans and deposits has negatively affected DNB’s net interest margin.  To compensate for the increased competition, DNB, along with other area community banks, has aggressively sought and marketed customers who have been disenfranchised by these mergers.  To attract these customers, DNB has introduced new deposit products and services, such as Rewards Checking and Executive and employee packages. In addition, DNB has introduced Remote Capture to our commercial customers to expedite their collection of funds.

 Bank Secrecy Act/OFAC/Patriot Act Implementation. Management of the Bank had previously determined that its BSA compliance program needed to be improved to a level commensurate with BSA, OFAC and Patriot Act related risks to which the Bank is exposed.  An action plan was developed and implemented to strengthen the Bank’s compliance.  It is management’s goal that these improvements to the BSA compliance program will address the Bank’s BSA compliance needs in order to establish the Bank as an institution that will not pose a target to those who would use the U.S. financial system to further criminal or terrorist ends.  However, there is no assurance that the Bank’s improved compliance plan will eliminate all risks related to BSA, OFAC and Patriot Act because those regulatory requirements are dynamic and complex and must be continually reassessed in light of the changing environment in which they operate. During the first three months of 2008, DNB continued its efforts to strengthen its BSA policies, procedures and systems to ensure compliance with OFAC regulations.

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

For example, a bank with the highest composite CAMELS rating that is also well capitalized will be in Risk Category I and will pay an assessment rate of 5 to 7 basis points, depending upon a calculation involving certain financial ratios and CAMELS ratings for the bank.  On the other hand, a bank that has the lowest composite CAMELS ratings and is undercapitalized will pay an assessment rate of 43 basis points. DNB is well capitalized and has been assessed an annual rate of 5.87 bps.

These initial assessment rates became effective on January 1, 2007 and are 3 basis points above the base rate schedule adopted in the final rule. The FDIC may adjust rates up or down by 3 basis points from the base rate schedule without further notice-and-comment rulemaking, provided that any single adjustment from one quarter to the next cannot change rates more than 3 basis points.

The law provides assessment credits to certain institutions that paid high premiums in the past.  DNB used $170,000 of its $245,000 assessment credit in 2007.  Of the remaining $75,000, $61,000 was used in the first quarter of 2008 with the remaining $14,000 to be used in the second quarter. If DNB had not benefited from the assessment credit, management estimates that its deposit insurance assessment for the 3 months ended March 31, 2008 would have been $61,000.

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

The FICO assessment rate is adjusted quarterly to reflect changes in the assessment bases of the fund based on quarterly Call Report and Thrift Financial Report submissions. The FICO rate for the first quarter of 2008 is an annual rate of 1.12 basis points (1.12 cents per $100 of assessable deposits).

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

CRITICAL ACCOUNTING POLICIES

The following discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principals. Generally accepted accounting principles are complex and require management to apply significant judgment to various accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. Actual results may differ from these estimates under different assumptions or conditions.

In management's opinion, the most critical accounting policies and estimates impacting DNB's consolidated financial statements are listed below.  These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates.  Changes in such estimates may have a significant impact on the financial statements.  For a complete discussion of DNB's significant accounting policies, see the footnotes to the Consolidated Financial Statements included in DNB's 10-K for the year ended December 31, 2007.

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

Management uses significant estimates to determine the allowance for credit losses.  Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB’s control, management’s estimate of the amount necessary to absorb credit losses and actual credit losses could differ.  DNB’s current judgment is that the valuation of the allowance for credit losses remains adequate at March 31, 2008.  For a description of DNB’s accounting policies in connection with its allowance for credit losses, see, “Allowance for Credit Losses”, in Management’s Discussion and Analysis.

Realization of deferred income tax items. Estimates of deferred tax assets and deferred tax liabilities make up the asset category titled “net deferred taxes”.  These estimates involve significant judgments and assumptions by management, which may have a material impact on the carrying value of net deferred tax assets for financial reporting purposes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance would be established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available.  For a more detailed description of these items, refer to Footnote 11 (Federal Income Taxes) to DNB’s consolidated financial statements for the year ended December 31, 2007.

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

FINANCIAL CONDITION

DNB's total assets were $541.1 million at March 31, 2008 compared to $545.8 million at December 31, 2007.  The decline in total assets was primarily attributable to a decline in Federal funds sold and total loans during the three month period ended March 31, 2008 as discussed below. Other assets at March 31, 2008 were $6.5 million compared to $1.8 million at December 31, 2007. Other liabilities at March 31, 2008 were $18.5 million compared to $8.9 million at December 31, 2007. The increases in both other assets and other liabilities are due to the application of “Trade-Date” accounting for certain investment sales and purchases. Trade Date accounting is a method used to record transactions that take place on the date at which an agreement has been entered (the trade date), and not on the date the transaction has been finalized (the settlement date).

Investment Securities. Investment securities at March 31, 2008 were $177.8 million compared to $170.9 million at December 31, 2007. The increase in investment securities was primarily due to the purchase of $32.5 million in investment securities offset by $27.4 million in sales, principal pay-downs and maturities.

Gross Loans and Leases. Loans and leases were $305.9 million at March 31, 2008 compared to $309.3 million at December 31, 2007.  DNB’s loans declined during the first quarter as overall loan demand declined and competition for potential new loans intensified.  Commercial loans grew $3.3 million while residential real estate loans, consumer loans and commercial leases declined $6.8 million in the aggregate.

Deposits. Deposits were $396.4 million at March 31, 2008 compared to $412.9 million at December 31, 2007.  Deposits declined $16.5 million or 4.0% during the three-month period ended March 31, 2008.  The decrease was attributable to decreases of $19.3 million in time deposits, offset by a $2.8 million increase in core deposits.

Borrowings. Borrowings were $91.1 million at March 31, 2008 compared to $89.9 million at December 31, 2007.  The increase of $1.2 million or 1.4% was primarily due to a $10.0 million increase in FHLB borrowings coupled with an $8.7 million decline in repurchase agreements.

RESULTS OF OPERATIONS

SUMMARY

Net income for the three-month period ended March 31, 2008 was $409,000 compared to $535,000 for the same period in 2007.  Diluted earnings per share for the three-month period ended March 31, 2008 were $0.16 compared to $0.20 for the same period in 2007.  Earnings per share in 2007 reflect the effect of the 5% stock dividend paid in December 2007.  The decrease in net income for the latest three-month period compared to the same period in 2007 was primarily attributable to a $232,000 increase in non-interest income, which included a $153,000 increase in securities gains and a $72,000 increase in wealth management income due to higher sales of annuities and mutual funds.  This was offset by a $269,000 decrease in net-interest income after provision, a $63,000 increase in non-interest expense and a $26,000 increase in income taxes.  The increases in non-interest income and non-interest expense are discussed in detail below.  The decrease in net interest income was a result of net interest margin compression and intense competition for loan and deposit products in DNB’s marketplace.

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

For the three-month period ended March 31, 2008, net interest income after a $60,000 provision for credit losses was $3.5 million, compared to $3.8 million for the same period in 2007.  Interest income for the three-month period ended March 31, 2008 was $7.3 million compared to $7.5 million for the same period in 2007.  The decrease in interest income was primarily attributable to an $876,000 decrease in interest on loans and leases, which was a result of a lower volume of loans outstanding, coupled with a lower yield on the loan portfolio. The yield on interest-earning assets for the first quarter in 2008 was 5.8%, compared to 6.3% for the same period in 2007.  Interest expense for the three-month period ended March 31, 2008 was flat at $3.7 million, when compared to the same period in 2007. The cost of deposits was 2.67% for the first quarter in 2008 and the first quarter in 2007. The net interest margin for the three-month period ended March 31, 2008 was 2.86%, compared to 3.21% for the same period in 2007.

Interest on loans and leases was $4.9 million for the three-month period ended March 31, 2008, compared to $5.8 million for the same period in 2007. The average balance of loans and leases was $307.2 million with an average yield of 6.42% for the three-month period ended March 31, 2008 compared to an average balance of $333.0 million with an average yield of 7.00% for the same period in 2007. The decrease in the average balance was primarily due to heavy competition in DNB’s marketplace.  The decrease in yield was primarily the result of lower yields on DNB’s prime-rate based loans which were lower in 2008 as a result of the Federal Reserve lowering the Federal funds rate by 300 basis points since the end of March 2007.

Interest and dividends on investment securities was $2.2 million for the three-month period ended March 31, 2008, compared to $1.5 million for the same period in 2007.  The average balance on investment securities was $172.6 million with an average yield of 5.18% for the three-month period ended March 31, 2008 compared to an average balance of $138.5 million with an average yield of 4.81% for the same period in 2007. The increase in yield was primarily due to the sale of tax-free securities throughout 2007 and the purchase of taxable securities with the proceeds.

Interest expense was $3.7 million for the three-month period ended March 31, 2008, compared to $3.7 million for the same period in 2007.  The average balance of deposits was $403.8 million with an average rate of 2.67% for the quarter-ended March 31, 2008 compared to $379.3 million with an average rate of 2.67% for the same period in 2007. The increase in the average balance was primarily the result of year-over-year increased deposit relationships through aggressive marketing efforts and the opening of a new branch in Chadds Ford. The average balance of borrowings was $82.7 million with an average rate of 5.01% for the three-month period ended March 31, 2008 compared to $94.1 million with an average rate of 5.17% for the same period in 2007. The decrease in the average balance was attributable to a $20.1 million average decline in repurchase agreements, offset by a $9.7 million average increase in FHLB borrowings. The decrease in average balance of repurchase agreements was due to a fewer number of commercial customers using this product during the quarter as compared to the prior year.  The decrease in rate was attributable to a decrease in market rates resulting from the Federal Reserve’s tightening actions over the last eight months. The composite cost of funds was 3.07% for the quarter ended March 31, 2008 compared to 3.17% for the same period in 2007.

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

DNB’s percentage of allowance for credit losses to total loans and leases was 1.28% at March 31, 2008 compared to 1.26% at December 31, 2007.  Management believes that the allowance for credit losses was adequate and provided for known and inherent credit losses.

The following table summarizes the changes in the allowance for credit losses for the periods indicated.

(Dollars in thousands)	Three Months Ended March 31, 2008	Year Ended December 31, 2007	Three Months Ended March 31, 2007
Beginning balance	$3,891	$4,226	$4,226
Provisions	60	60	-
Charge-offs	(42)	(486)	(8)
Recoveries	17	91	31
Ending balance	$3,926	$3,891	$4,249

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

Non-interest income for the three-month period ended March 31, 2008 was $1.2 million compared to $968,000 for the same period in 2007.  The $232,000 increase was primarily attributable to an increase of $153,000 in gain on the sale of securities and an increase of $72,000 in wealth advisory income due to higher annuity sales.

NON-INTEREST EXPENSE

Non-interest expense includes salaries & employee benefits, furniture & equipment, occupancy, professional & consulting fees as well as printing & supplies, marketing and other less significant expense items.  Non-interest expense for the three-month period ended March 31, 2008 was $4.2 million compared to $4.1 million for the same period in 2007 resulting in a $63,000 increase quarter-over-quarter. The primary cause of the increase was attributable to an $81,000 increase in Occupancy and Furniture & Equipment expense, which was attributable to the addition of the Chadds Ford office and the renovation of the West Goshen office. This was offset by a $45,000 decrease in Printing & Supplies quarter over quarter.  Non-interest expense to average assets was 3.20% for the quarter compared to 3.30% for the same quarter in 2007.  The efficiency ratio was 86.72% for the quarter compared to 83.83% for the same quarter in 2007.

INCOME TAXES

Income tax expense for the three month period ended March 31, 2008 was $100,000 compared to $74,000 for the same period in 2007. The effective tax rate for the three month periods ended March 31, 2008 was 19.6%, compared to 12.2% for the same period in 2007. Although 2008 pre-tax income was $100,000 lower during the first quarter of 2008, income tax expense and the effective tax rate for the current period were higher than the same period in 2007.  This was caused by DNB reducing its investments in tax-exempt loans and tax-exempt securities and investing the proceeds in taxable securities.  Income tax expense for each period differs from the amount determined at the statutory rate of 34% due to tax-exempt income on loans and investment securities, DNB's ownership of BOLI policies, and tax credits recognized on a low-income housing limited partnership.

ASSET QUALITY

Non-performing assets are comprised of non-accrual loans and leases, loans and leases delinquent over ninety days and still accruing, troubled debt restructurings ("TDRs") and Other Real Estate Owned ("OREO").  Non-accrual loans and leases are loans and leases for which the accrual of interest ceases when the collection of principal or interest payments is determined to be doubtful by management.  It is the policy of DNB to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier if considered prudent. Interest received on such loans is applied to the principal balance, or may, in some instances, be recognized as income on a cash basis.  A non-accrual loan or lease may be restored to accrual status when management expects to collect all contractual principal and interest due and the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms.  OREO consists of real estate acquired by foreclosure.  OREO is carried at the lower of cost or estimated fair value, less estimated disposition costs.  Any significant change in the level of non-performing assets is dependent, to a large extent, on the economic climate within DNB's market area.

The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, (iii) troubled debt restructurings other than those included in items (i) and (ii), and (iv) OREO as a result of foreclosure or voluntary transfer to DNB.

Non-Performing Assets
(Dollars in thousands)	March 31, 2008	December 31, 2007	March 31, 2007
Loans and leases:
Non-accrual	$5,612	$1,521	$1,002
90 days past due and still accruing	710	345	177
Troubled debt restructurings	—	—	—
Total non-performing loans and leases	6,322	1,866	1,179
Other real estate owned	451	—	—
Total non-performing assets	$6,773	$1,866	$1,179

The following table sets forth DNB's asset quality and allowance coverage ratios at the dates indicated:

	March 31, 2008	December 31, 2007	March 31, 2007
Asset quality ratios:
Non-performing loans to total loans	2.1%	0.6%	0.4%
Non-performing assets to total assets	1.3	0.3	0.2
Allowance for credit losses to:
Total loans and leases	1.3	1.3	1.3
Non-performing loans and leases	62.1	208.5	360.5

Included in the loan and lease portfolio are loans for which DNB has ceased the accrual of interest.  If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

	Three Months Ended	Year Ended	Three Months Ended
(Dollars in thousands)	March 31, 2008	December 31, 2007	March 31, 2007
Interest income which would have been
recorded under original terms	$106	$109	$20
Interest income recorded during the period	(1)	(70)	(4)
Net impact on interest income	$105	$39	$16

Impaired loans-- Under FAS 114, a loan is impaired when it is probable that the bank will be unable to collect all amounts due according to the contractual terms of the agreement.  Information regarding impaired loans is presented as follows:

	Three Months Ended	Year Ended	Three Months Ended
(Dollars in thousands)	March 31, 2008	December 31, 2007	March 31, 2007
Total recorded investment	$ 10,257	$2,274	$ 641
Average recorded investment	10,257	1,095	641
Specific allowance allocation	480	485	76
Total cash collected	81	344	9
Interest income recorded	69	27	—

LIQUIDITY AND CAPITAL RESOURCES

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes.  DNB’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding.  As part of its liquidity management, DNB maintains assets that comprise its primary liquidity, which totaled $97.9 million at March 31, 2008.  Primary liquidity includes investments, Federal funds sold, and interest-bearing cash balances, less pledged securities.  DNB also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.  In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs.  Through these relationships, DNB has available credit of approximately $194.3 million. Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

At March 31, 2008, DNB had $65.1 million in un-funded loan commitments. Management anticipates these commitments will be funded by means of normal cash flows.  Certificates of deposit greater than or equal to $100,000 scheduled to mature in one year or less from March 31, 2008 totaled $63.1 million.  Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in Federal funds sold or by pay-downs and maturities of loans and investments.

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

Management believes that the Corporation and the Bank have each met the definition of “well capitalized” for regulatory purposes on March 31, 2008.  The Bank’s capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of the Corporation’s or the Bank’s overall financial condition or prospects. The Corporation’s capital exceeds the FRB’s minimum leverage ratio requirements for bank holding companies (see additional discussion included in Footnote 17 of DNB’s 10-K).

Under federal banking laws and regulations, DNB and the Bank are required to maintain minimum capital as determined by certain regulatory ratios. Capital adequacy for regulatory purposes, and the capital category assigned to an institution by its regulators, may be determinative of an institution’s overall financial condition.

The following table summarizes data and ratios pertaining to the Corporation and the Bank's capital structure.

		For Capital			To Be Well Capitalized Under Prompt Corrective
	Actual	Adequacy Purposes			Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation

March 31, 2008:
Total risk-based capital	$45,026	13.03%	$27,644	8.00%	$34,554	10.00%
Tier 1 capital	41,029	11.87	13,822	4.00	20,733	6.00
Tier 1 (leverage) capital	41,029	7.82	20,993	4.00	26,241	5.00
December 31, 2007:
Total risk-based capital	$44,859	13.08%	$27,437	8.00%	$34,296	10.00%
Tier 1 capital	40,901	11.93	13,719	4.00	20,578	6.00
Tier 1 (leverage) capital	40,901	7.77	21,061	4.00	26,326	5.00

DNB First, N.A.

March 31, 2008:
Total risk-based capital	$44,946	13.03%	$27,593	8.00%	$34,491	10.00%
Tier 1 capital	40,949	11.87	13,796	4.00	20,695	6.00
Tier 1 (leverage) capital	40,949	7.81	20,969	4.00	26,211	5.00
December 31, 2007:
Total risk-based capital	$44,581	13.02%	$27,385	8.00%	$34,231	10.00%
Tier 1 capital	40,624	11.87	13,692	4.00	20,539	6.00
Tier 1 (leverage) capital	40,624	7.72	21,036	4.00	26,295	5.00

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes an Economic Value of Equity ("EVE") model.  The EVE model measures the potential price risk of equity to changes in interest rates and factors in the optionality included on the balance sheet.  EVE analysis is used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points.  The EVE is likely to be different if rates change.  Results falling outside prescribed ranges require action by management.  At March 31, 2008 and December 31, 2007, DNB's variance in the EVE as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the table below.  The change as a percentage of the present value of equity with a 200 basis point increase or decrease at March 31, 2008 and December 31, 2007, was within DNB's negative 25% guideline.

	March 31, 2008					December 31, 2007
Change in rates	Flat	-200bp		+200bp		Flat	-200bp		+200bp
EVE	$38,471	$33,304		$34,011		$40,466	$36,234		$36,672
Change		($5,167)		($4,460)			(4,232)		(3,793)
Change as a % of assets		(1.0%	)	(0.8%)			(0.8%)		(0.7%	)
Change as a % of PV equity		(13.4%	)	(11.6%	)		(10.5%	)	(9.4%	)

ITEM 4 - CONTROLS AND PROCEDURES

DNB’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2008, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that DNB’s current disclosure controls and procedures are effective and timely, providing them with material information relating to DNB and its subsidiaries required to be disclosed in the report DNB files under the Exchange Act.

Management of DNB is responsible for establishing and maintaining adequate internal control over financial reporting for DNB, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  There was no change in the DNB’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, DNB’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2007, filed with the Commission on March 26, 2008 (File No. 000-16667).

ITEM 2. UNREGISTERED SALES OF EQUITY  SECURITIES AND USE OF PROCEEDS

There were no Unregistered Sales of Equity Securities during the quarter ended March 31, 2008.  The following table provides information on repurchases by DNB of its common stock in each month of the quarter ended March 31, 2008:
Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2008 – January 31, 2008	4,500	$16.44	4,500	81,732
February 1, 2008 – February 29, 2008	4,600	14.77	4,600	77,132
March 1, 2008 – March 31, 2008	3,200	14.85	3,200	73,932
Total	12,300	$15.40	12,300

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

DNB FINANCIAL CORPORATION

May 15, 2008	BY:	/s/ William S. Latoff
William S. Latoff, Chairman of the Board and Chief Executive Officer

May 15, 2008	BY:	/s/ Gerald F. Sopp
Gerald F. Sopp, Chief Financial Officer and Executive Vice President

Index to Exhibits

Exhibit No. Under Item 601 of Regulation S-K		Description of Exhibit and Filing Information
3	(i)	Amended and Restated Articles of Incorporation, as amended effective June 15, 2001, filed on August 14, 2001, as Item 6(a) to Form 10-Q (No. 0-16667) and incorporated herein by reference.
	(ii)	Bylaws of the Registrant as amended December 19, 2007, filed March 28, 2008 as item 3(ii) to Form 10-K for the fiscal year-ended December 31, 2007 (No. 0-16667) and incorporated herein by reference.
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

(g)
Marketing Services Agreement between TSG, Inc., a Pennsylvania business corporation (the “Service Provider”) for which Eli Silberman, a Director of Registrant, is the President and owner dated December 19, 2007, filed March 28, 2008 as item 10(g) to Form 10-K for the fiscal year-ended December 31, 2007 (No. 0-16667) and incorporated herein by reference.

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

(v)***
Form of Restricted Stock Award Agreement dated November, 28, 2007, filed March 28, 2008 as item 10(v) to Form 10-K for the fiscal year-ended December 31, 2007 (No. 0-16667) and incorporated herein by reference.

11		Registrant’s Statement of Computation of Earnings Per Share is incorporated herein by reference to page 6 of this Form 10Q.
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