Form 10-Q
period 2008-06-30
DNB FINANCIAL CORP /PA/
filed 2008-08-14
CIK 713671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: June 30, 2008
or

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock ($1.00 Par Value) (Class)	2,608,704 (Shares Outstanding as of August 11, 2008)

DNB FINANCIAL CORPORATION AND SUBSIDIARY

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

DNB Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition (Unaudited)

	June 30	December 31
(Dollars in thousands except share data)	2008	2007
Assets
Cash and due from banks	$14,296	$12,858
Federal funds sold	716	32,473
Cash and cash equivalents	15,012	45,331
AFS investment securities, at fair value (amortized cost of $149,275 and $151,848)	146,773	152,570
HTM investment securities (fair value of $18,309 and $14,593)	18,964	14,921
Other investment securities	4,112	3,418
Total investment securities	169,849	170,909
Loans and leases	318,821	309,342
Allowance for credit losses	(4,222)	(3,891)
Net loans and leases	314,599	305,451
Office property and equipment, net	9,747	9,908
Accrued interest receivable	2,290	2,610
Other real estate owned	451	—
Bank owned life insurance	7,450	7,321
Core deposit intangible	284	308
Net deferred taxes	3,330	2,163
Other assets	1,643	1,839
Total assets	$524,655	$545,840
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$49,540	$48,741
Interest-bearing deposits:
NOW	106,033	82,912
Money market	95,836	93,029
Savings	35,877	38,362
Time	116,009	149,876
Total deposits	403,295	412,920
FHLB advances	60,000	50,000
Repurchase agreements	17,366	29,923
Junior subordinated debentures	9,279	9,279
Other borrowings	668	675
Total borrowings	87,313	89,877
Accrued interest payable	926	1,498
Other liabilities	2,522	8,910
Total liabilities	494,056	513,205
Stockholders’ Equity
Preferred stock, $10.00 par value;
1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value;
10,000,000 shares authorized; 2,865,242 and 2,850,799 issued respectively	2,865	2,860
Treasury stock, at cost; 256,762 and 249,859 shares, respectively	(4,788)	(4,757)
Surplus	35,014	34,888
Accumulated deficit	(611)	(771)
Accumulated other comprehensive (loss) income, net	(1,881)	415
Total stockholders’ equity	30,599	32,635
Total liabilities and stockholders’ equity	$524,655	$545,840
See accompanying notes to consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands except share data)	2008	2007	2008	2007
Interest Income:
Interest and fees on loans and leases	$4,637	$5,692	$9,553	$11,485
Interest and dividends on investment securities:
Taxable	2,092	1,404	4,261	2,632
Exempt from federal taxes	44	143	87	435
Interest on cash and cash equivalents	110	248	254	406
Total interest income	6,883	7,487	14,155	14,958
Interest Expense:
Interest on NOW, money market and savings	975	1,129	2,030	2,155
Interest on time deposits	1,042	1,446	2,665	2,921
Interest on FHLB advances	736	574	1,413	1,160
Interest on repurchase agreements	118	359	287	753
Interest on junior subordinated debentures	155	183	317	365
Interest on other borrowings	23	23	46	60
Total interest expense	3,049	3,714	6,758	7,414
Net interest income	3,834	3,773	7,397	7,544
Provision for credit losses	454	—	514	—
Net interest income after provision for credit losses	3,380	3,773	6,883	7,544
Non-interest Income:
Service charges on deposits	393	412	778	811
Wealth management fees	236	234	521	447
Increase in cash surrender value of BOLI	63	57	129	114
Gain on sale of securities	481	—	737	103
Other fees	214	201	422	397
Total non-interest income	1,387	904	2,587	1,872
Non-interest Expense:
Salaries and employee benefits	2,256	2,363	4,605	4,725
Furniture and equipment	460	392	881	762
Occupancy	368	360	767	728
Professional and consulting	314	324	641	610
Advertising and marketing	189	139	272	218
Printing and supplies	93	103	144	199
Other expenses	551	544	1,115	1,113
Total non-interest expense	4,231	4,225	8,425	8,355
Income before income taxes	536	452	1,045	1,061
Income tax expense	105	74	205	148
Net Income	$431	$378	$840	$913
Earnings per share:
Basic	$0.17	$0.14	$0.32	$0.35
Diluted	$0.17	$0.14	$0.32	$0.35
Cash dividends per share	$0.13	$0.12	$0.26	$0.25
Weighted average common shares outstanding:
Basic	2,600,292	2,622,552	2,598,397	2,625,127
Diluted	2,603,828	2,638,662	2,602,201	2,641,153
(Share data adjusted for 2007 5% stock dividend)
See accompanying notes to consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2008	2007
Cash Flows From Operating Activities:
Net income	$840	$913
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, amortization and accretion	689	603
Provision for credit losses	514	—
Unvested stock amortization	84	56
Net gain on sale of securities	(737)	(103)
(Decrease) increase in interest receivable	320	(2)
Decrease in other assets	196	7
Increase in investment in BOLI	(129)	(114)
Decrease in interest payable	(572)	(48)
Increase in deferred tax benefit	(138)	(79)
(Decrease) increase in other liabilities	(448)	290
Net Cash Provided By Operating Activities	619	1,523
Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Sales	71,523	24,478
Maturities, repayments and calls	12,597	24,765
Purchases	(86,744)	(33,877)
Activity in held-to-maturity securities:
Maturities, repayments and calls	4,876	1,812
Purchases	(8,936)	—
Net (increase) decrease in other investments	(694)	651
Net (increase) decrease in loans and leases	(10,113)	6,958
Purchase of bank property and equipment	(492)	(1,647)
Net Cash (Used) Provided By Investing Activities	(17,983)	23,140
Cash Flows From Financing Activities:
Net (decrease) increase in deposits	(9,625)	8,046
Increase (decrease) in FHLB advances	10,000	(20,000)
Decrease in short term repurchase agreements	(12,557)	(6,641)
Decrease in lease obligations	(7)	(7)
Dividends paid	(680)	(647)
Proceeds from issuance of stock under stock option plan	—	47
Purchase of treasury stock	(86)	(470)
Net Cash Used By Financing Activities	(12,955)	(19,672)
Net Change in Cash and Cash Equivalents	(30,319)	4,991
Cash and Cash Equivalents at Beginning of Period	45,331	24,227
Cash and Cash Equivalents at End of Period	$15,012	$29,218
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$7,330	$7,462
Income taxes	488	311
Supplemental Disclosure of Non-cash Flow Information:
Change in unrealized losses on AFS securities	$(3,224)	$(1,290)
Change in deferred taxes due to change in unrealized
losses on AFS securities	1,096	439
Change in unsettled securities purchased included in other liabilities	(5,940)	—
Transfers from loans and leases to real estate owned	451	—

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, DNB First, National Association (the "Bank") have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior amounts not affecting net income are reclassified when necessary to conform to current period classifications. The results of operations for the six-month period ended June 30, 2008, are not necessarily indicative of the results, which may be expected for the entire year.  The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2007.

NOTE 2: EARNINGS PER SHARE

Basic earnings per share (“EPS”) are computed based on the weighted average number of common shares outstanding during the period.  Diluted EPS  is computed using the treasury stock method and reflects the potential dilution that could occur from the exercise of stock options and the amortized portion of unvested stock awards.   Stock options and unvested stock awards for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation.  There were 194,702 anti-dilutive stock options outstanding and 15,724 anti-dilutive stock awards at June 30, 2008. There were 108,662 anti-dilutive stock options outstanding and 14,204 anti-dilutive stock awards at June 30, 2007.  EPS, dividends per share, and weighted average shares outstanding have been adjusted to reflect the effect of the 5% stock dividend paid in December 2007.  The dilutive effect of stock options on basic earnings per share is presented below.

	Three Months Ended			Six Months Ended
	June 30, 2008			June 30, 2008
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$431	2,600	$0.17	$840	2,598	$0.32
Effect of potential dilutive common stock– stock options and unvested shares	—	4	—	—	4	—
Diluted EPS
Income available to common stockholders	$431	2,604	$0.17	$840	2,602	$0.32

	Three Months Ended			Six Months Ended
	June 30, 2007			June 30, 2007
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$378	2,623	$0.14	$913	2,625	$0.35
Effect of potential dilutive common stock – stock options and unvested shares	—	16	—	—	16	—
Diluted EPS
Income available to common stockholders	$378	2,639	$0.14	$913	2,641	$0.35

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

	Three Months Ended	Three Months Ended
	June 30, 2008	June 30, 2007
(Dollars in thousands)	Net-of-Tax Amount	Net-of-Tax Amount
Net Income	$431	$378
Other Comprehensive Income:
Unrealized holding losses arising during the period	(3,001)	(1,055)
Reclassification for gains included in net income	(318)	—
Unrealized actuarial losses- pension	—	—
Total Comprehensive Loss	$(2,888)	$(677)

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007
(Dollars in thousands)	Net-of-Tax Amount	Net-of-Tax Amount
Net Income	$840	$913
Other Comprehensive Income:
Unrealized holding losses arising during the period	(1,641)	(783)
Reclassification for gains included in net income	(487)	(68)
Unrealized actuarial losses- pension	(169)	—
Total Comprehensive (Loss) Income	$(1,457)	$62

NOTE 4: COMPOSITION OF LOAN AND LEASE PORTFOLIO

The following table sets forth information concerning the composition of total loans and leases outstanding, as of the dates indicated.

	June 30,	December 31,
(Dollars in thousands)	2008	2007
Commercial mortgage	$130,662	$111,727
Commercial term and lines of credit	74,500	81,021
Consumer	60,538	56,553
Residential mortgage	43,435	46,448
Commercial leases	9,686	13,593
Gross loans and leases	318,821	309,342
Allowance for credit losses	(4,222)	(3,891)
Net loans and leases	$314,599	$305,451

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

FASB Statement No. 159 In February 2007, the FASB issued FASB Statement No. 159 — “The Fair Value Option for Financial Assets and Liabilities — Including an Amendment of FASB Statement No. 115” (“Statement 159”). Statement 159 permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings without having to apply complex hedge accounting provisions. Statement 159 became effective January 1, 2008 and did not have a material impact on DNB’s consolidated financial statements upon adoption.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

FASB Statement No. 160  In December 2007, the FASB issued FASB Statement No. 160 — “Noncontrolling Interest in Consolidated Financial Statements — Including an Amendment of ARB No. 51” (“Statement 160”). Statement 160 improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the de-consolidation of a subsidiary. Statement 160 is effective as of the beginning of an entity’s first fiscal year that begins on or after December 15, 2008. Early adoption is prohibited. DNB has not yet determined whether this statement will have a material impact on DNB’s consolidated financial statements upon adoption.

FASB Statement No. 161 In March 2008, the FASB issued FASB Statement No. 161 — “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“Statement 161”).  Statement 161 amends Statement No. 133 and its related guidance by requiring expanded disclosures about derivative instruments and hedging activities.  This Statement will require DNB to provide additional disclosure about a) how and why we use derivative instruments; b) how we account for derivative instruments and related hedged items under SFAS No. 133 and its related interpretations; and c) how derivative instruments and related hedged items effect our financial condition, financial performance, and cash flows.  Statement 161 does not change the accounting for derivatives under SFAS No. 133. DNB does not currently engage in derivative instruments and hedging activities.

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

EITF 06-5  In September 2006, the Emerging Issues Task Force issued EITF 06-5, “Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4”. This consensus concludes that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. A consensus also was reached that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life (or certificate by certificate in a group policy). The consensuses are effective for fiscal years beginning after December 15, 2006. This EITF is applicable to the BOLI recognized in DNB’s statement of condition. The Company adopted EITF 06-5 on January 1, 2007 and there was no material impact on DNB’s financial position or results of operations.

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

SAB No. 109 In November 2007, the SEC issued SAB No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 supersedes SAB No. 105, “Loan Commitments Accounted for as Derivative Instruments,” and expresses the view that expected net future cash flows related to the servicing of loans should be included in the fair value measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 retains the views in SAB No. 105 that internally developed intangible assets (such as client relationship intangible assets) should not be included in the fair value measurement of derivative loan commitments. SAB 109 was effective on January 1, 2008. DNB concluded that SAB 109 did not have a material effect on its consolidated financial statements upon adoption.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years.  The Plan Committee determines vesting of options under the plan.  There were 179,048 and 149,263 options available for grant at June 30, 2008 and December 31, 2007, respectively.

Stock option activity for the six-month period ended June 30, 2008 is indicated below.
	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2008	243,320	$19.36
Granted	–	–
Exercised	–	–
Expired	(29,221)	(21.64)
Forfeited	(565)	(20.21)
Outstanding June 30, 2008	213,534	$19.04

The weighted-average price and weighted average remaining contractual life for the outstanding options are listed below for the dates indicated.  All outstanding options are exercisable.

	June 30, 2008
Range of	Number	Weighted Average
Exercise Prices	Outstanding	Exercise Price	Remaining Contractual Life
$ 9.23-10.99	9,419	$9.23	2.00 years
11.00-13.99	9,414	11.16	3.00 years
14.00-16.99	22,985	16.83	4.00 years
17.00-19.99	93,866	17.56	5.73 years
20.00-22.99	29,809	22.59	6.59 years
23.00-24.27	48,041	24.27	6.80 years
Total	213,534	$19.04	5.62 years

Restricted Stock Awards

DNB maintains an Incentive Equity and Deferred Compensation Plan.  The plan provides that up to 243,101 (as adjusted for subsequent stock dividends) shares of common stock may be granted, at the discretion of the Board, to individuals of the Company.  DNB did not grant any shares of restricted stock during the six-month period ended June 30, 2008. Shares already granted are issuable on the earlier of three years after the date of the grant or a change in control of DNB if the recipients are then employed by DNB (“Vest Date”).  Upon issuance of the shares, resale of the shares is restricted for an additional period of time, during which the shares may not be sold, pledged or otherwise disposed of. The 2005 grant is restricted for 2 years and the 2007 grant is restricted for 1 year. Prior to the Vest Date and in the event the recipient terminates association with DNB for reasons other than death, disability or change in control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Share awards granted by the plan were recorded at the date of award based on the market value of shares.  Awards are being amortized to expense over the three-year cliff-vesting period. DNB records compensation expense equal to the value of the shares being amortized.  For the three and six-month periods ended June 30, 2008, $34,000 and $83,000 was amortized to expense.  At June 30, 2008, 214,291 shares were reserved for future grants under the plan.

Unvested Stock grant activity is indicated below. The shares have been adjusted for the 5% stock dividend in December 2007.

Shares
Outstanding - January 1, 2008	30,103
Granted	–
Vested shares	(13,087)
Forfeited	(1,292)
Outstanding – June 30, 2008	15,724

NOTE  8:  INCOME TAXES

As of June 30, 2008, the Company had no material unrecognized tax benefits or accrued interest and penalties. It is the Company’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.  Federal and state tax years 2004 through 2007 were open for examination as of June 30, 2008. Income tax expense for the three and six-month periods ended June 30, 2008 was $105,000 and $205,000 compared to $74,000 and $148,000 for the same periods in 2007. The effective tax rate for the three and six-month periods ended June 30, 2008 was 19.6% and 19.6%, compared to 16.4% and 13.9% for the same period in 2007. Although 2008 pre-tax income was $16,000 lower during the first six months of 2008 compared to 2007, income tax expense and the effective tax rate for the current six month period was higher than the same period in 2007.  This was caused by DNB reducing its investments in tax-exempt loans and tax-exempt securities and investing the proceeds in taxable securities.

NOTE 9:  FAIR VALUE MEASUREMENT

The following disclosures are made in conjunction with FASB Statement No. 157 (“FAS 157”), Fair Value Measurement, which became effective January 1, 2008.

FAS 157 establishes a fair value hierarchy based on the nature of data inputs for fair value determinations, under which DNB is required to value each asset within its scope using assumptions that market participations would utilize to value that asset.  When DNB uses its own assumptions, it is required to disclose additional information about the assumptions used and the effect of the measurement on earnings or the net change in assets for the period.

DNB’s available-for-sale investment securities, which generally include state and municipal securities, U.S. government agencies and mortgage backed securities, are reported at fair value.  These securities are valued by an independent third party (“preparer”).  The preparer’s evaluations are based on market data.  They utilize evaluated pricing models that vary by asset and incorporate available trade, bid and other market information.  For securities that do not trade on a daily basis their evaluated pricing applications apply available information such as benchmarking and matrix pricing.  The market inputs normally sought in the evaluation of securities include benchmark yields, reported trades, broker/dealer quotes (only obtained from market makers or broker/dealers recognized as market participants), issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data.  For certain securities additional inputs may be used or some market inputs may not be applicable.  Inputs are prioritized differently on any given day based on market conditions.

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

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

These levels are not necessarily an indication of the risks or liquidity associated with these investments.  The following table summaries the assets at June 30, 2008 that are recognized on DNB’s balance sheet using fair value measurement determined based on the differing levels of input.

	June 30, 2008
	Level 1	Level 2	Level 3	Assets at Fair Value
	(Dollars in thousands)

Assets Measured at Fair Value on a Recurring Basis

Securities available for sale	$21	$146,752	$-	$146,773
Total assets measured at fair value on a recurring basis	$21	$146,752	$-	$146,773

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$6,032	$-	$6,032
Total assets measured at fair value on a nonrecurring basis	$-	$6,032	$-	$6,032

Impaired loans. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $9.0 million at June 30, 2008. The valuation allowance on impaired loans was $606,000 as of June 30, 2008. During the six months ended June 30, 2008, we recognized impairment charges of $181,000 related to approximately $6.0 million in loans.

The provisions of FAS 157 related to disclosures surrounding non-financial assets and non-financial liabilities have not been applied because in February 2008, the FASB deferred the required implementation of these disclosures until 2009.

NOTE 10:  STOCKHOLDERS’ EQUITY

Stockholders' equity was $30.6 million at June 30, 2008 compared to $32.6 million at December 31, 2007.  The decrease in stockholders’ equity was primarily the result of a $2.1 million, net-of-tax adjustment on the available for sale investment securities portfolio and dividends paid on DNB’s common stock totaling $680,000. These decreases were partially offset by year-to-date earnings totaling $840,000

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Strategic Plan Update. During the first six months of 2008, DNB focused on expense control as non-interest expenses have increased a modest $70,000 or 0.8% over the first six months of 2007. DNB’s loans and leases increased $9.5 million to $318.8 million at June 30, 2008 compared to $309.3 million at December 31, 2007.   During the first six months of 2008, DNB’s total deposits declined $9.6 million, primarily due to the maturity of time deposits greater than $100,000. The maturity of these higher costing deposits has contributed to a decline in our composite cost of funds from 3.19% during the first six months of 2007 to 2.79% during the first six months of 2008.

        Management's strategies are designed to direct DNB's tactical investment decisions and support financial objectives. DNB's most significant revenue source continues to be net interest income, defined as total interest income less interest expense, which accounted for 74.1% of total revenue during the first six months of 2008. To produce net interest income and consistent earnings growth over the long-term, DNB must generate loan and deposit growth at acceptable economic spreads within its market area. To generate and grow loans and deposits, DNB must focus on a number of areas including, but not limited to, the economy, branch expansion, sales practices, customer satisfaction and retention, competition, customer behavior, technology, product innovation and credit performance of its customers.

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

MATERIAL CHALLENGES, RISKS AND OPPORTUNITIES

The following is a summary of changes to material challenges, risks and opportunities DNB has faced during the three and six-month periods ended June 30, 2008.

Interest Rate Risk Management. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. DNB considers interest rate risk the predominant risk in terms of its potential impact on earnings.  Interest rate risk can occur for any one or more of the following reasons: (a) assets and liabilities may mature or re-price at different times; (b) short-term or long-term market rates may change by different amounts; or (c) the remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change. DNB’s margin was affected by the Federal Reserve’s 225 basis point reductions during the six months ended June 30, 2008, coupled with DNB’s asset sensitivity. Since most of DNB’s floating rate loans reprice within 30 days of a rate change, downward loan pricing adjustments began in the fourth quarter of 2007 and continued during the first six months of 2008. Funding costs, typically take 90 to 120 days to reprice. Consequently, most of the corresponding decreases in funding costs did not begin until the first quarter of 2008 and continued to lag the repricing in the loan portfolio. This put pressure on DNB’s net interest margin which was 2.96% for the six months ended June 30, 2008 compared to 3.21% for the prior year.

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

The objective of DNB’s asset/liability management function is to maintain consistent growth in net interest income within DNB’s policy limits.  This objective is accomplished through the management of liquidity and interest rate risk, as well as customer offerings of various loan and deposit products.  DNB maintains adequate liquidity to meet daily funding requirements, anticipated deposit withdrawals, or asset opportunities in a timely manner.  Liquidity is also necessary to meet obligations during unusual, extraordinary or adverse operating circumstances, while avoiding a significant loss or cost.  DNB’s foundation for liquidity is its deposit base as well as a marketable investment portfolio that provides cash flow through regular maturities or that can be used for collateral to secure funding in an emergency.  As of June 30, 2008, DNB had $15.0 million in cash and cash equivalents to meet its funding requirements.  This has decreased from $45.3 million at December 31, 2007, primarily due to a $9.5 million increase in loans and a $9.6 million decline in total deposits and the payment of $5.9 million for securities which had a Trade Date in December 2007, but a settlement date in January 2008. The decline in deposits was primarily due to a $21.0 million decline in time deposits over $100,000, which DNB anticipated would be leaving due to specific customer’s funding requirements. Consistent with prudent balance sheet management, DNB has been balancing deposit pricing with liquidity needs and has been able to lower the cost of funds while growing the loan portfolio.

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

 Bank Secrecy Act/OFAC/Patriot Act Implementation. It is management’s goal to maintain a BSA compliance program that will address its compliance needs to a level commensurate with BSA, OFAC and Patriot Act related risks to which the Bank is exposed in order to establish the Bank as an institution that will not pose a target to those who would use the U.S. financial system to further criminal or terrorist ends.  However, there is no assurance that the Bank’s compliance plan will eliminate all risks related to BSA, OFAC and Patriot Act because those regulatory requirements are dynamic and complex and must be continually reassessed in light of the changing environment in which they operate. During the first six months of 2008, DNB continued its efforts to strengthen its BSA policies, procedures and systems to ensure compliance with OFAC regulations.

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

For example, a bank with the highest composite CAMELS rating that is also well capitalized will be in Risk Category I and will pay an assessment rate of 5 to 7 basis points, depending upon a calculation involving certain financial ratios and CAMELS ratings for the bank.  On the other hand, a bank that has the lowest composite CAMELS ratings and is undercapitalized will pay an assessment rate of 43 basis points. DNB is well capitalized and has been assessed an annual rate of 6.42 bps.

These initial assessment rates became effective on January 1, 2007 and are 3 basis points above the base rate schedule adopted in the final rule. The FDIC may adjust rates up or down by 3 basis points from the base rate schedule without further notice-and-comment rulemaking, provided that any single adjustment from one quarter to the next cannot change rates more than 3 basis points.

The law provides assessment credits to certain institutions that paid high premiums in the past.  DNB used $170,000 of its $245,000 assessment credit in 2007. Of the remaining $75,000, $61,000 was used in the first quarter of 2008 with the remaining $14,000 used in the second quarter. If DNB had not benefited from the assessment credit, management estimates that its deposit insurance assessment for the 6 months ended June 30, 2008 would have been $125,000.

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

The FICO assessment rate is adjusted quarterly to reflect changes in the assessment bases of the fund based on quarterly Call Report and Thrift Financial Report submissions. The FICO rate for the second quarter of 2008 is an annual rate of 1.12 basis points (1.12 cents per $100 of assessable deposits).

Material Trends and Uncertainties. The industry has been affected by the fall out of the sub-prime housing market. Although DNB does not participate in the sub-prime lending market, a number of large providers who were involved in this type of lending were cut off or curtailed from drawing on credit lines at large regional or money-center banks.  In addition, a number of large brokers and banks that held such paper in their funds or portfolios experienced capital and or cash flow issues.   These events prompted the Federal Reserve to lower the borrowing rate at the Discount Window which increased market stability and liquidity. Also, larger institutions have been acquiring smaller regional and community banks and thrifts in an effort to broaden market share by capitalizing on operational efficiencies.  Chester County has witnessed such mergers due to attractive demographics, commercial expansion and other growth indicators.  As a result of these factors, the operating environment is very competitive as DNB's market hosts over 70 banks, thrifts and credit unions. In addition, brokerage firms, mutual fund companies and boutique investment firms are prevalent, given the attractive demographics. This intense competition continually puts pressures on DNB's margins and operating results as competitors offer a full range of loan, deposit and investment products and services. DNB anticipates these pressures will continue to affect operating results.

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

Management uses significant estimates to determine the allowance for credit losses.  Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB’s control, management’s estimate of the amount necessary to absorb credit losses and actual credit losses could differ.  DNB’s current judgment is that the valuation of the allowance for credit losses remains adequate at June 30, 2008.  For a description of DNB’s accounting policies in connection with its allowance for credit losses, see, “Allowance for Credit Losses”, in Management’s Discussion and Analysis.

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

FINANCIAL CONDITION

DNB's total assets were $524.7 million at June 30, 2008 compared to $545.8 million at December 31, 2007.  The decline in total assets was primarily attributable to a decline in Federal funds sold with a corresponding decline in total deposits and total borrowings as discussed below.

Investment Securities. Investment securities at June 30, 2008 were $169.8 million compared to $170.9 million at December 31, 2007. The slight decrease in investment securities was primarily due to $88.0 million in sales, principal pay-downs and maturities offset by the purchase of $95.7 million in investment securities. Included in the $95.7 million of investment securities purchased were $5.9 million for securities which had a trade date in December 2007, and a settlement date in January 2008. Trade Date accounting is a method used to record transactions that take place on the date at which an agreement has been entered (the trade date), and not on the date the transaction has been finalized (the settlement date).

Gross Loans and Leases. DNB’s loans and leases increased $9.5 million to $318.8 million at June 30, 2008 compared to $309.3 million at December 31, 2007.  Total commercial loans grew $12.4 million and consumer loans grew $4.0 million while residential real estate loans and commercial leases declined $3.0 million and $3.9 million respectively.

Deposits. Deposits were $403.3 million at June 30, 2008 compared to $412.9 million at December 31, 2007.  Deposits decreased $9.6 million or 2.3% during the six-month period ended June 30, 2008.  Time deposits, primarily accounts greater than $100,000, declined $33.9 million, while the aggregate of demand, NOW, money markets and savings accounts increased $24.2 million. . Consistent with prudent balance sheet management, DNB has been balancing deposit pricing with liquidity needs and has been able to lower the cost of funds while growing the loan portfolio.

Borrowings. Borrowings were $87.3 million at June 30, 2008 compared to $89.9 million at December 31, 2007.  The decrease of $2.6 million or 2.9% was primarily due to a $10.0 million increase in FHLB borrowings coupled with a $12.6 million decline in repurchase agreements.

RESULTS OF OPERATIONS
SUMMARY

Net income for the three and six-month periods ended June 30, 2008 was $431,000 and $840,000 compared to $378,000 and $913,000 for the same periods in 2007.  Diluted earnings per share for the three and six-month period ended June 30, 2008 were $0.17 and $0.32 compared to $0.14 and $0.35 for the same periods in 2007.  Earnings per share in 2007 have been adjusted to reflect the effect of the 5% stock dividend paid in December 2007.  The $53,000 increase during the most recent three-month period was attributable to a $483,000 increase in non-interest income, offset by a $393,000 decline in net interest income after provision for credit losses, a $31,000 increase in income tax expense and a $6,000 increase in non-interest expense.  The increases in non-interest income and non-interest expense are discussed in detail below.

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

Net interest income after provision for credit losses for the three and six-month periods ended June 30, 2008 was $3.4 million and $6.9 million, compared to $3.8 million and $7.5 million for the same periods in 2007.  Interest income for the three and six-month periods ended June 30, 2008 was $6.9 million and $14.2 million compared to $7.5 million and $15.0 million for the same periods in 2007.  The decrease in interest income during both periods was primarily attributable to a decrease of interest on loans and leases, which was a result of lower average balances and lower yields on the loan and lease portfolio.  In addition, interest and dividends on investment securities increased during both periods due to an increase in taxable securities and a decrease in tax-exempt securities year over year.  The yield on interest-earning assets for the three and six-month periods ended June 30, 2008 was 5.49% and 5.66%, compared to 6.32% and 6.30% for the same periods in 2007.  Interest expense for the three and six-month periods ended June 30, 2008 was $3.0 million and $6.8 million compared to $3.7 million and $7.4 million for the same periods in 2007. The decrease in interest expense during both periods was primarily attributable to lower rates on interest-bearing liabilities. The composite cost of funds for the three and six-month periods ended June 30, 2008 was 2.51% and 2.79%, compared to 3.21% and 3.19% for the same periods in 2007.   The net interest margin for the three and six-month periods ended June 30, 2008 was 3.06% and 2.96%, compared to 3.21% and 3.21% for the same periods in 2007.

Interest on loans and leases was $4.6 million and $9.6 million for the three and six-month periods ended June 30, 2008, compared to $5.7 million and $11.5 million for the same periods in 2007. The average balance of loans and leases was $306.4 million with an average yield of 6.08% for the current quarter compared to $320.6 million with an average yield of 7.11% for the same period in 2007.  The average balance of loans and leases was $306.8 million with an average yield of 6.25% for the current six months compared to $326.8 million with an average yield of 7.06% for the same period in 2007.  The decrease in yield during both periods was primarily the result of a declining interest rate environment.

Interest and dividends on investment securities was $2.1 million and $4.3 million for the three and six-month periods ended June 30, 2008, compared to $1.5 million and $3.1 million for the same periods in 2007.  The average balance of investment securities was $170.6 million with an average yield of 5.06% for the current quarter compared to $132.8 million with an average yield of 4.87% for the same period in 2007.  The average balance of investment securities was $171.6 million with an average yield of 5.12% for the current six months compared to $135.7 million with an average yield of 4.85% for the same period in 2007. The increase in the average balance during both periods was the result of increased cash flows from net new deposits and lower levels of average loans outstanding during both periods.  The increase in the yield during both periods was primarily due to an increase in the amount of taxable securities in the portfolio and a decrease in the amount of tax-exempt securities.

Interest on deposits was $2.0 million and $4.7 million for the three and six-month periods ended June 30, 2008, compared to $2.6 million and $5.1 million for the same periods in 2007.   The average balance of deposits was $399.8 million with an average rate of 2.03% for the current quarter compared to $376.1 million with an average rate of 2.75% for the same period in 2007.    The average balance of deposits was $401.8 million with an average rate of 2.35% for the six months ended June 30, 2008 compared to $377.7 million with an average rate of 2.71% for the same period in 2007. The increase in the average balance during both periods was primarily the result of year-over-year increased deposit relationships through aggressive marketing efforts.  The decrease in rate during both periods was primarily attributable to lower rates being paid on maturing time deposits and certain money market accounts, stimulated by a lower interest rate environment.

 Interest on borrowings was $1.0 million and $2.1 million for the three and six-month periods ended June 30, 2008, compared to $1.1 million and $2.3 million for the same periods in 2007. The average balance of borrowings was $89.0 million with an average rate of 4.66% for the current quarter compared to $87.3 million with an average rate of 5.23% for the same period in 2007.    The average balance of borrowings was $85.8 million with an average rate of 4.83% for the six months ended June 30, 2008 compared to $90.7 million with an average rate of 5.20% for the same period in 2007. The decrease in the average balance during the six-months ended June 30, 2008 compared to the same period in 2007 was attributable to a $19.5 million decline in repurchase agreements, offset by a $15.2 million increase in FHLB advances. The decrease in average balance of repurchase agreements was due to a fewer number of commercial customers using this product during both periods as compared to the prior year.  The decrease in rate was attributable to a decrease in market rates resulting from the Federal Reserve’s tightening actions over the last twelve months.

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

DNB’s percentage of allowance for credit losses to total loans and leases was 1.32% at June 30, 2008 compared to 1.26% at December 31, 2007.  Management believes that the allowance for credit losses was adequate and reflects known and inherent credit losses. During the six months ended June 30, 2008, DNB made a $514,000 provision for credit losses as a result of a $9.5 million net increase in loans and leases, coupled with a $5.8 million increase in non-performing loans.

The following table summarizes the changes in the allowance for credit losses for the periods indicated.

(Dollars in thousands)	Six Months Ended June 30, 2008	Year Ended December 31, 2007	Six Months Ended June 30, 2007
Beginning balance	3,891	$4,226	4,226
Provisions	514	60	—
Charge-offs	(230)	(486)	(362)
Recoveries	47	91	76
Ending balance	$4,222	$3,891	$3,940

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

Non-interest income for the three and six-month periods ended June 30, 2008 was $1.4 million and $2.6 million, compared to $904,000 and $1.9 million for the same periods in 2007.  The $483,000 increase during the three months ended June 30, 2008 was mainly attributable to a $481,000 increase in gains on sales of securities offset by a $19,000 decrease in service charges on deposits. The $715,000 increase during the six months ended June 30, 2008 was mainly attributable to a $634,000 increase in gains on sales of securities, a $122,000 increase in income from DNB Financial Services, offset by a $47,000 decline in fees from DNB Advisors and a $33,000 decrease in service charges on deposits.

NON-INTEREST EXPENSE

 Non-interest expense includes salaries & employee benefits, furniture & equipment, occupancy, professional & consulting fees as well as printing & supplies, marketing and other less significant expense items.  Non-interest expense for the three and six-month periods ended June 30, 2008 was $4.2 million and $8.4 million compared to $4.2 million and $8.4 million for the same periods in 2007.  The level of non-interest expenses during both periods has remained flat as a result of management’s focus on expense control. There were increases in occupancy costs as well as furniture and equipment expenses as a result of a new office in Chadds Ford and branch renovations in West Goshen and Little Washington. In addition, advertising and marketing expenditures were higher during both periods as a result of increased target marketing during 2008. For the three-months ended June 30, 2008 and 2007, DNB’s non-interest expense to average assets ratio was 3.22% and 3.41%, respectively.  For the six-months ended June 30, 2008 and 2007, DNB’s non-interest expense to average assets ratio was 3.21% and 3.35%, respectively.

INCOME TAXES

Income tax expense for the three and six-month periods ended June 30, 2008 was $105,000 and $205,000 compared to $74,000 and $148,000 for the same periods in 2007. The effective tax rate for the three and six-month periods ended June 30, 2008 was 19.6% and 19.6 % respectively, compared to 16.4% and 13.9% for the same periods in 2007.  The effective tax rates for both current periods were higher than the same periods in 2007. This was caused by DNB reducing its investments in tax-exempt loans and tax-exempt securities and investing the proceeds in taxable securities.  Income tax expense for each period differs from the amount determined at the statutory rate of 34% due to tax-exempt income on loans and investment securities, DNB's ownership of BOLI policies, and tax credits recognized on a low-income housing limited partnership.

ASSET QUALITY

Non-performing assets are comprised of non-accrual loans and leases, loans and leases delinquent over ninety days and still accruing, troubled debt restructurings (TDRs”) and Other Real Estate Owned ("OREO").  Non-accrual loans and leases are loans and leases for which the accrual of interest ceases when the collection of principal or interest payments is determined to be doubtful by management.  It is the policy of DNB to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier if considered prudent. Interest received on such loans is applied to the principal balance, or may, in some instances, be recognized as income on a cash basis.  A non-accrual loan or lease may be restored to accrual status when management expects to collect all contractual principal and interest due and the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms.  OREO consists of real estate acquired by foreclosure.  OREO is carried at the lower of cost or estimated fair value, less estimated disposition costs.  Any significant change in the level of non-performing assets is dependent, to a large extent, on the economic climate within DNB's market area.

The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, (iii) troubled debt restructurings other than those included in items (i) and (ii), and (iv) OREO as a result of foreclosure or voluntary transfer to DNB.

Non-Performing Assets
(Dollars in thousands)	June 30, 2008	December 31, 2007	June 30, 2007
Loans and leases:
Non-accrual	$6,973	$1,521	$404
90 days past due and still accruing	672	345	60
Troubled debt restructurings	—	—	—
Total non-performing loans and leases	7,645	1,866	464
Other real estate owned	451	—	—
Total non-performing assets	$8,096	$1,866	$464

The increase in non-performing assets can be attributed largely to three commercial credits totaling $5.8 million that are secured by commercial real estate. The first commercial credit totaling $4.2 million became impaired and was placed on non-accrual status during the first quarter. The second commercial credit was a land development loan for $392,000, which was placed on non-accrual status during the first quarter and the third commercial credit was a construction loan that became impaired during the second quarter and was also placed on non-accrual status. The following table sets forth DNB's asset quality and allowance coverage ratios at the dates indicated:

	June 30, 2008	December 31, 2007	June 30, 2006
Asset quality ratios:
Non-performing loans to total loans	2.40%	0.60%	0.14%
Non-performing assets to total assets	1.54	0.34	0.09
Allowance for credit losses to:
Total loans and leases	1.32	1.26	1.22
Non-performing loans and leases	55.22	208.52	849.32

Included in the loan and lease portfolio are loans for which DNB has ceased the accrual of interest.  If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

	Six Months Ended	Year Ended	Six Months Ended
(Dollars in thousands)	June 30, 2008	December 31, 2007	June 30, 2007
Interest income which would have been
recorded under original terms	$239	$109	$20
Interest income recorded during the period	(29)	(70)	(5)
Net impact on interest income	$210	$39	$15

Impaired loans are those for which the Company has recorded a specific reserve. The total recorded investment amount below of $9.03 million is $2.06 million larger than the $6.97 million of the non-accrual loan number in the Non-Performing Assets table above. The reason for this $2.06 million difference is that certain loans have been identified as impaired. We have performed a SFAS 114 calculation on them and the collateral is adequate and they are currently paying and have not been put on non-accrual.
 Information regarding impaired loans is presented as follows:

	Six Months Ended	Year Ended	Six Months Ended
(Dollars in thousands)	June 30, 2008	December 31, 2007	June 30, 2007
Total recorded investment	$9,026	$2,274	$733
Average recorded investment	8,979	1,095	687
Specific allowance allocation	606	485	25
Total cash collected	313	$344	30
Interest income recorded	108	27	—

LIQUIDITY AND CAPITAL RESOURCES

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes.  DNB’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding.  As part of its liquidity management, DNB maintains assets that comprise its primary liquidity, which totaled $66.9 million at June 30, 2008.  Primary liquidity includes investments, Federal funds sold, and interest-bearing cash balances, less pledged securities.  DNB also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.  In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs.  Through these relationships, DNB has available credit of approximately $166.5 million. Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

At June 30, 2008, DNB had $60.6 million in un-funded loan commitments.  Management anticipates these commitments will be funded by means of normal cash flows.  Certificates of deposit greater than or equal to $100,000 scheduled to mature in one year or less from June 30, 2008 totaled $64.0 million.  Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in Federal funds sold or by pay-downs and maturities of loans and investments.

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

The Corporation and the Bank have each met the definition of “well capitalized” for regulatory purposes on June 30, 2008.  The Bank’s capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of the Corporation’s or the Bank’s overall financial condition or prospects. The Corporation’s capital exceeds the FRB’s minimum leverage ratio requirements for bank holding companies (see additional discussion included in Footnote 17 of DNB’s 10-K).

Under federal banking laws and regulations, DNB and the Bank are required to maintain minimum capital as determined by certain regulatory ratios. Capital adequacy for regulatory purposes, and the capital category assigned to an institution by its regulators, may be determinative of an institution’s overall financial condition.

The following table summarizes data and ratios pertaining to the Corporation and the Bank's capital structure.

			For Capital		To Be Well Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation

June 30, 2008:
Total risk-based capital	$45,463	12.50%	$29,088	8.00%	$36,360	10.00%
Tier 1 capital	41,185	11.33	14,544	4.00	21,816	6.00
Tier 1 (leverage) capital	41,185	7.81	21,082	4.00	26,353	5.00
December 31, 2007:
Total risk-based capital	$44,859	13.08%	$27,437	8.00%	$34,296	10.00%
Tier 1 capital	40,901	11.93	13,719	4.00	20,578	6.00
Tier 1 (leverage) capital	40,901	7.77	21,061	4.00	26,326	5.00

DNB First, N.A.

June 30, 2008:
Total risk-based capital	$45,135	12.43%	$29,050	8.00%	$36,313	10.00%
Tier 1 capital	40,857	11.25	14,525	4.00	21,788	6.00
Tier 1 (leverage) capital	40,857	7.76	21,059	4.00	26,324	5.00
December 31, 2007:
Total risk-based capital	$44,581	13.02%	$27,385	8.00%	$34,231	10.00%
Tier 1 capital	40,624	11.87	13,692	4.00	20,539	6.00
Tier 1 (leverage) capital	40,624	7.72	21,036	4.00	26,295	5.00

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes an Economic Value of Equity ("EVE") model.  The EVE model measures the potential price risk of equity to changes in interest rates and factors in the optionality included on the balance sheet.  EVE analysis is used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points.  The EVE is likely to be different if rates change.  Results falling outside prescribed policy ranges require action by management.  At June 30, 2008 and December 31, 2007, DNB's variance in the EVE as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the table below.  The change as a percentage of the present value of equity with a 200 basis point increase or decrease at June 30, 2008 and December 31, 2007, was within DNB's negative 25% guideline.

(Dollars in thousands)	June 30, 2008				December 31, 2007
Change in rates	Flat	-200bp		+200bp	Flat	-200bp		+200bp
EVE	$37,001	$35,603		$31,710	$40,466	$36,234		$36,672
Change		($1,399)		$(5,291)		(4,232)		(3,793)
Change as a % of assets		(.27%	)	(1.01)		(0.8%)		(0.7%	)
Change as a % of PV equity		(3.78%	)	(14.3% )		(10.5%	)	(9.4%	)

ITEM 4T- CONTROLS AND PROCEDURES

DNB’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2008, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that DNB’s current disclosure controls and procedures are effective and timely, providing them with material information relating to DNB and its subsidiaries required to be disclosed in the report DNB files under the Exchange Act.

Management of DNB is responsible for establishing and maintaining adequate internal control over financial reporting for DNB, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  There was no change in the DNB’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, DNB’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2007, filed with the Commission on March 28, 2008 (File No. 000-16667).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no Unregistered Sales of Equity Securities during the quarter ended June 30, 2008.  The following table provides information on repurchases by DNB of its common stock in each month of the quarter ended June 30, 2008:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2008 – April 30, 2008	2,631	$13.17		2,631	71,301
May 1, 2008 – May 31, 2008	3,031	13.73		3,031	68,270
June 1, 2008 – June 30, 2008	—	—	—	—	68,270
Total	5,662	$13.47		5,662

On July 25, 2001, DNB authorized the buyback of up to 175,000 shares of its common stock over an indefinite period. On August 27, 2004, DNB increased the buyback from 175,000 to 325,000 shares of its common stock over an indefinite period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Corporation held its Annual Meeting of Shareholders on April 30, 2008 for the purpose of considering and acting upon a proposal to elect two Class A directors to serve a three year term.

(b)	The directors elected and the numbers of votes cast for or withheld with respect to each were:

	For	Withheld
James H. Thornton	1,845,817	129,373
William J. Hieb	1,851,167	124,023

(c)	The following other matters were voted on at the meeting:

(1)	A motion to ratify the appointment of KPMG LLP as the independent auditors for the fiscal year ending December 31, 2008:

For	Against	Abstain	Broker Non-Votes
1,919,342	54,483	1,365	---

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K.

The exhibits listed on the Index to Exhibits on pages 28-30 of this report are incorporated by reference or filed or furnished herewith in response to this Item.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNB FINANCIAL CORPORATION

August 14, 2008	BY:	/s/ William S. Latoff
William S. Latoff, Chairman of the Board and Chief Executive Officer

August 14, 2008	BY:	/s/ Gerald F. Sopp
Gerald F. Sopp, Chief Financial Officer and Executive Vice President

Index to Exhibits

Exhibit No. Under Item 601 of Regulation S-K		Description of Exhibit and Filing Information
3	(i)	Amended and Restated Articles of Incorporation, as amended effective June 15, 2001, filed on August 14, 2001, as Item 6(a) to Form 10-Q (No. 0-16667) and incorporated herein by reference.
	(ii)	Bylaws of the Registrant as amended December 19, 2007, filed March 28, 2008 as item 3(ii) to Form 10-K for the fiscal year-ended December 31, 2007 (No. 0-16667) and incorporated herein by reference.
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