Form 10-Q
period 2008-09-30
DNB FINANCIAL CORP /PA/
filed 2008-11-14
CIK 713671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: September 30, 2008
or
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 Par Value) (Class)	2,606,678 (Shares Outstanding as of November 10, 2008)

DNB FINANCIAL CORPORATION AND SUBSIDIARY

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

DNB Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition (Unaudited)

	September 30	December 31
(Dollars in thousands except share data)	2008	2007
Assets
Cash and due from banks	$12,857	$12,858
Federal funds sold	361	32,473
Cash and cash equivalents	13,218	45,331
AFS investment securities, at fair value (amortized cost of $109,985 and $151,848)	108,914	152,570
HTM investment securities (fair value of $61,282 and $14,593)	61,585	14,921
Other investment securities	4,032	3,418
Total investment securities	174,531	170,909
Loans and leases	342,898	309,342
Allowance for credit losses	(4,791)	(3,891)
Net loans and leases	338,107	305,451
Office property and equipment, net	9,551	9,908
Accrued interest receivable	2,465	2,610
OREO & other repossessed property	527	—
Bank owned life insurance	7,513	7,321
Core deposit intangible	271	308
Net deferred taxes	3,127	2,163
Other assets	1,801	1,839
Total assets	$551,111	$545,840
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$46,913	$48,741
Interest-bearing deposits:
NOW	129,390	82,912
Money market	88,000	93,029
Savings	33,734	38,362
Time	124,407	149,876
Total deposits	422,444	412,920
FHLB advances	60,000	50,000
Repurchase agreements	18,917	29,923
Junior subordinated debentures	9,279	9,279
Other borrowings	664	675
Total borrowings	88,860	89,877
Accrued interest payable	848	1,498
Other liabilities	8,010	8,910
Total liabilities	520,162	513,205
Stockholders’ Equity
Preferred stock, $10.00 par value;
1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value;
10,000,000 shares authorized; 2,865,242 and 2,850,799 issued respectively	2,866	2,860
Treasury stock, at cost; 258,537 and 249,859 shares, respectively	(4,810)	(4,757)
Surplus	35,029	34,888
Accumulated deficit	(743)	(771)
Accumulated other comprehensive (loss) income, net	(1,393)	415
Total stockholders’ equity	30,949	32,635
Total liabilities and stockholders’ equity	$551,111	$545,840
See accompanying notes to consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands except share data)	2008	2007	2008	2007
Interest Income:
Interest and fees on loans and leases	$5,051	$5,714	$14,604	$17,199
Interest and dividends on investment securities:
Taxable	1,938	1,520	6,199	4,152
Exempt from federal taxes	44	121	131	556
Interest on cash and cash equivalents	161	178	415	584
Total interest income	7,194	7,533	21,349	22,491
Interest Expense:
Interest on NOW, money market and savings	1,203	1,390	3,233	3,544
Interest on time deposits	956	1,441	3,622	4,362
Interest on FHLB advances	744	530	2,157	1,689
Interest on repurchase agreements	123	277	410	1,031
Interest on junior subordinated debentures	156	183	472	548
Interest on other borrowings	23	24	68	84
Total interest expense	3,205	3,845	9,962	11,258
Net interest income	3,989	3,688	11,387	11,233
Provision for credit losses	727	—	1,241	—
Net interest income after provision for credit losses	3,262	3,688	10,146	11,233
Non-interest Income:
Service charges on deposits	406	401	1,184	1,212
Wealth management fees	182	185	703	631
Increase in cash surrender value of BOLI	63	57	192	171
Gain on sale of securities	27	178	764	281
Other fees	225	239	646	637
Total non-interest income	903	1,060	3,489	2,932
Non-interest Expense:
Salaries and employee benefits	2,151	2,322	6,756	7,047
Furniture and equipment	426	409	1,308	1,171
Occupancy	400	396	1,166	1,124
Professional and consulting	263	284	904	894
Advertising and marketing	122	84	395	303
Printing and supplies	44	56	188	255
Other expenses	625	603	1,739	1,715
Total non-interest expense	4,031	4,154	12,456	12,509
Income before income taxes	134	594	1,179	1,656
Income tax expense	(65)	120	140	269
Net Income	$199	$474	$1,039	$1,387
Earnings per share:
Basic	$0.08	$0.18	$0.40	$0.53
Diluted	$0.08	$0.18	$0.40	$0.53
Cash dividends per share	$0.13	$0.12	$0.39	$0.37
Weighted average common shares outstanding:
Basic	2,608,051	2,605,774	2,601,638	2,618,605
Diluted	2,610,515	2,615,973	2,604,993	2,632,667
(Share data adjusted for 2007 5% stock dividend)
See accompanying notes to consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2008	2007
Cash Flows From Operating Activities:
Net income	$1,039	$1,387
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, amortization and accretion	1,004	948
Provision for credit losses	1,241	—
Unvested stock amortization	99	84
Net gain on sale of securities	(764)	(281)
Increase (decrease) in interest receivable	145	(184)
Decrease in other assets	38	135
Increase in investment in BOLI	(192)	(171)
Decrease in interest payable	(650)	(15)
Increase in deferred tax benefit	(186)	(136)
(Decrease) increase in other liabilities	(960)	5,709
Net Cash Provided By Operating Activities	814	7,476
Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Sales	108,486	32,830
Maturities, repayments and calls	18,386	30,263
Purchases	(106,806)	(60,547)
Activity in held-to-maturity securities:
Maturities, repayments and calls	5,945	3,675
Purchases	(30,661)	—
Net (increase) decrease in other investments	(614)	584
Net (increase) decrease in loans and leases	(34,424)	8,997
Purchase of bank property and equipment	(628)	(3,108)
Net Cash (Used) Provided By Investing Activities	(40,316)	12,694
Cash Flows From Financing Activities:
Net Increase in deposits	9,524	16,102
Increase (decrease) in FHLB advances	10,000	(15,000)
Decrease in short term repurchase agreements	(11,006)	(19,172)
Decrease in lease obligations	(11)	(10)
Dividends paid	(1,011)	(973)
Proceeds from issuance of stock under stock option plan	—	117
Purchase of treasury stock	(107)	(619)
Net Cash Provided (Used) By Financing Activities	7,389	(19,555)
Net Change in Cash and Cash Equivalents	(32,113)	615
Cash and Cash Equivalents at Beginning of Period	45,331	24,227
Cash and Cash Equivalents at End of Period	$13,218	$24,842
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$10,613	$11,273
Income taxes	678	411
Supplemental Disclosure of Non-cash Flow Information:
Change in unrealized losses on securities	$(2,484)	$309
Change in deferred taxes due to change in unrealized losses on securities	845	(105)
Transfer securities from AFS to HTM, at fair value (amortized cost of $22,670)	21,987	—
Unsettled securities purchased included in other liabilities	6,000	—
Transfers from loans and leases to real estate owned and other repossessed assets	527	—

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, DNB First, National Association (the "Bank") have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior amounts not affecting net income are reclassified when necessary to conform to current period classifications. The results of operations for the nine-month period ended September 30, 2008, are not necessarily indicative of the results, which may be expected for the entire year.  The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2007.

NOTE 2: EARNINGS PER SHARE

Basic earnings per share (“EPS”) are computed based on the weighted average number of common shares outstanding during the period.  Diluted EPS  is computed using the treasury stock method and reflects the potential dilution that could occur from the exercise of stock options and the amortized portion of unvested stock awards.   Stock options and unvested stock awards for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation.  There were 187,590 anti-dilutive stock options outstanding and 14,674 anti-dilutive stock awards at September 30, 2008. There were 116,860 anti-dilutive stock options outstanding and 14,204 anti-dilutive stock awards at September 30, 2007. EPS, dividends per share, and weighted average shares outstanding have been adjusted to reflect the effect of the 5% stock dividend paid in December 2007.  The dilutive effect of stock options on basic earnings per share is presented below.

	Three Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2008
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$199	2,608	$0.08	$1,039	2,602	$0.40
Effect of potential dilutive common stock– stock options and unvested shares	—	3	—	—	3	—
Diluted EPS
Income available to common stockholders	$199	2,611	$0.08	$1,039	2,605	$0.40

	Three Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2007
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$474	2,606	$0.18	$1,387	2,619	$0.53
Effect of potential dilutive common stock – stock options and unvested shares	—	10	—	—	14	—
Diluted EPS
Income available to common stockholders	$474	2,616	$0.18	$1,387	2,633	$0.53

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

	Three Months Ended	Three Months Ended
	September 30, 2008	September 30, 2007
(Dollars in thousands)	Net-of-Tax Amount	Net-of-Tax Amount
Net Income	$ 199	$ 474
Other Comprehensive Income:
Unrealized holding gains arising during the period	507	1,173
Reclassification for gains included in net income	(18)	(118)
Unrealized actuarial losses- pension	—	—
Total Comprehensive Income	$ 688	$ 1,529

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007
(Dollars in thousands)	Net-of-Tax Amount	Net-of-Tax Amount
Net Income	$ 1,039	$ 1,387
Other Comprehensive Income:
Unrealized holding (losses) gains arising during the period	(1,134)	390
Reclassification for gains included in net income	(505)	(186)
Unrealized actuarial losses- pension	(169)	—
Total Comprehensive (Loss) Income	$ (769)	$ 1,591

NOTE 4: COMPOSITION OF LOAN AND LEASE PORTFOLIO

The following table sets forth information concerning the composition of total loans and leases outstanding, as of the dates indicated.

	September 30,	December 31,
(Dollars in thousands)	2008	2007
Commercial mortgage	$143,501	$111,727
Commercial term and lines of credit	79,986	81,021
Consumer	65,829	56,553
Residential mortgage	45,281	46,448
Commercial leases	8,301	13,593
Gross loans and leases	342,898	309,342
Allowance for credit losses	(4,791)	(3,891)
Net loans and leases	$338,107	$305,451

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

FSP FAS No. 157-3   In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP FAS No. 157-3 clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. Therefore, FSP FAS No. 157-3 is effective for the consolidated financial statements included in the Company’s quarterly report for the period ended September 30, 2008. The adoption of FSP FAS No. 157-3 did not have a material impact on the Company’s consolidated financial statements.

NOTE 7: STOCK-BASED COMPENSATION

Stock Option Plan

DNB has a Stock Option Plan for employees and directors.  Under the plan, options (both qualified and non-qualified) to purchase a maximum of 643,368 shares of DNB’s common stock could be issued to employees and directors.

Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years.  The Plan Committee determines vesting of options under the plan.  There were 186,159 and 149,263 options available for grant at September 30, 2008 and December 31, 2007, respectively.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock option activity for the nine-month period ended September 30, 2008 is indicated below.

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2008	243,320	$19.36
Granted	–	–
Exercised	–	–
Expired	(29,221)	(21.64)
Forfeited	(7,676)	(20.95)
Outstanding September 30, 2008	206,423	$18.98

The weighted-average price and weighted average remaining contractual life for the outstanding options are listed below for the dates indicated.  All outstanding options are exercisable.

September 30, 2008
Range of	Number	Weighted Average
Exercise Prices	Outstanding	Exercise Price	Remaining Contractual Life
$ 9.23-10.99	9,419	$9.23	1.75 years
11.00-13.99	9,414	11.16	2.75 years
14.00-16.99	22,985	16.83	3.75 years
17.00-19.99	92,543	17.56	5.45 years
20.00-22.99	24,021	22.78	6.23 years
23.00-24.27	48,041	24.27	6.55 years
Total	206,423	$18.98	5.31 years

Restricted Stock Awards

DNB maintains an Incentive Equity and Deferred Compensation Plan. The plan provides that up to 243,101 (as adjusted for subsequent stock dividends) shares of common stock may be granted, at the discretion of the Board, to individuals of the Company.  DNB did not grant any shares of restricted stock during the nine-month period ended September 30, 2008. Shares already granted are issuable on the earlier of three years after the date of the grant or a change in control of DNB if the recipients are then employed by DNB (“Vest Date”).  Upon issuance of the shares, resale of the shares is restricted for an additional period of time, during which the shares may not be sold, pledged or otherwise disposed of. The 2005 grant is restricted for 2 years and the 2007 grant is restricted for 1 year. Prior to the Vest Date and in the event the recipient terminates association with DNB for reasons other than death, disability or change in control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant.

Share awards granted by the plan were recorded at the date of award based on the market value of shares.  Awards are being amortized to expense over the three-year cliff-vesting period. DNB records compensation expense equal to the value of the shares being amortized.  For the three and nine-month periods ended September 30, 2008, $17,000 and $100,000 was amortized to expense.  At September 30, 2008, 215,341 shares were reserved for future grants under the plan.

Unvested Stock grant activity is indicated below. The shares have been adjusted for the 5% stock dividend in December 2007.

Shares
Outstanding - January 1, 2008	30,103
Granted	–
Vested shares	(13,087)
Forfeited	(2,342)
Outstanding – September 30, 2008	14,674

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8:  INCOME TAXES

As of September 30, 2008, the Company had no material unrecognized tax benefits or accrued interest and penalties. It is the Company’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.  Federal and state tax years 2004 through 2007 were open for examination as of September 30, 2008. Income tax (benefit) expense for the three and nine-month periods ended September 30, 2008 was ($65,000) and $140,000 compared to $120,000 and $269,000 for the same periods in 2007. The effective tax rate for the three and nine-month periods ended September 30, 2008 was (48.5%) and 11.9%, compared to 20.2% and 16.2% for the same period in 2007.  Income tax expense varies during 2008 versus 2007 primarily as a result of the decrease in pre-tax income year-over-year.

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

DNB’s available-for-sale investment securities, which generally include state and municipal securities, U.S. government agencies and mortgage backed securities, are reported at fair value.  These securities are valued by an independent third party (“preparer”).  The preparer’s evaluations are based on market data.  They utilize evaluated pricing models that vary by asset and incorporate available trade, bid and other market information.  For securities that do not trade on a daily basis, their evaluated pricing applications apply available information such as benchmarking and matrix pricing.  The market inputs normally sought in the evaluation of securities include benchmark yields, reported trades, broker/dealer quotes (only obtained from market makers or broker/dealers recognized as market participants), issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data.  For certain securities additional inputs may be used or some market inputs may not be applicable.  Inputs are prioritized differently on any given day based on market conditions.

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

Level 1 – Quoted prices in active markets for identical securities.

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active and model derived valuations whose inputs are observable or whose significant value drives are observable.

Level 3 – Instruments whose significant value drivers are unobservable.

These levels are not necessarily an indication of the risks or liquidity associated with these investments.  The following table summarizes the assets at September 30, 2008 that are recognized on DNB’s balance sheet using fair value measurement determined based on the differing levels of input.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2008
	Level 1	Level 2	Level 3	Assets at Fair Value
	(Dollars in thousands)

Assets Measured at Fair Value on a Recurring Basis

Securities available for sale	$24	$108,890	$-	$108,914
Total assets measured at fair value on a recurring basis	$24	$108,890	$-	$108,914

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$5,821	$-	$5,821
OREO & other repossessed property		527		527
Total assets measured at fair value on a nonrecurring basis	$-	$6,348	$-	$6,348

Impaired loans. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $5.8 million at September 30, 2008. The valuation allowance on impaired loans was $485,000 as of September 30, 2008. During the nine months ended September 30, 2008, we recognized no impairment charges related to approximately $5.8 million in loans.

Other Real Estate Owned & other repossessed property. Other real estate owned (“OREO”) consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as OREO and other repossessed property and are reported at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. DNB had $527,000 of such assets at September 30, 2008. This consisted of $438,867 in OREO and $ 88,000 in other repossessed property. Subsequent to the repossession of these assets, DNB wrote down their carrying values by $12,000, based on appraisals.

The provisions of FAS 157 related to disclosures surrounding non-financial assets and non-financial liabilities have not been applied because in February 2008, the FASB deferred the required implementation of these disclosures until 2009.

NOTE 10:  STOCKHOLDERS’ EQUITY

Stockholders' equity was $30.9 million at September 30, 2008 compared to $32.6 million at December 31, 2007.  The decrease in stockholders’ equity was primarily the result of a $1.6 million, net-of-tax adjustment on the available for sale investment securities portfolio and dividends paid on DNB’s common stock totaling $1.0 million. These decreases were partially offset by year-to-date earnings totaling $1.0 million.

NOTE 11:  INVESTMENT SECURITIES

DNB’s investment securities portfolio consists of fixed income instruments, including mortgage-backed securities, U.S.  Government agency bonds, taxable and tax-free municipal bonds and corporate bonds. DNB maintains its investment portfolio to generate cash flow, manage interest rate risk, and to provide collateral for deposits, repurchase agreements and other liabilities.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Investment securities are classified and accounted for as follows:

Held-To-Maturity (“HTM”) includes debt and non-readily marketable equity securities that DNB has the positive intent and ability to hold to maturity. Debt securities are reported at cost, adjusted for amortization of premiums and accretion of discounts.

Trading Account (“TA”) includes securities that are generally held for a short term in anticipation of market gains. Such securities would be carried at fair value with realized and unrealized gains and losses on trading account securities included in the statement of operations. DNB does not have a Trading Account.

Available-For-Sale (“AFS”) includes debt and equity securities not classified as HTM or TA securities. Securities classified as AFS are securities that DNB intends to hold for an indefinite period of time, but not necessarily to maturity. Such securities are reported at fair value, with unrealized holding gains and losses excluded from earnings and reported, net of tax (if applicable), as a separate component of stockholders’ equity. Realized gains and losses on the sale of AFS securities are computed on the basis of specific identification of the adjusted cost of each security.

Other Investment Securities includes investments in Federal Home Loan Bank (FHLB), Federal Reserve Bank (FRB) and Atlantic Central Bankers Bank (ACBB) stock which are carried at cost and are redeemable at par with certain restrictions. Investments in these stocks are necessary to participate in FHLB, FRB and ACBB programs.

Amortization of premiums and accretion of discounts for all types of securities are computed using a method approximating a level-yield basis.

As of September 30, 2008, DNB reclassified its taxable municipal securities with a book value (net carrying amount) of $22.7 million from available-for-sale (AFS) to held-to-maturity (HTM). Reclassifying the taxable municipal securities to HTM will reduce the volatility and future negative effect on DNB’s capital ratios, because HTM securities are not marked-to-market through other comprehensive income, but carried at their amortized cost basis. The fair value of our taxable municipal securities was $22.0 million at September 30, 2008, the date of their reclassification. The $683,000 difference between their book value and their fair value will be treated like a discount and accreted into interest income over the remaining life of the security. The unrealized loss on these securities, which is in accumulated other comprehensive income, will be amortized as an adjustment of yield in a manner consistent with the discount, thus offsetting or mitigating the effect on interest income of the amortization of the discount.

The amortized cost and estimated fair values of investment securities, as of the dates indicated, are summarized as follows:

		September 30, 2008
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Held To Maturity
Collateralized mortgage obligations	5,106	—	(345)	4,761
US agency mortgage-backed securities	29,972	134	(96)	30,010
State and municipal tax-exempt	4,520	30	(26)	4,524
State and municipal taxable	21,987	—	—	21,987
Total	$61,585	$164	$(467)	$61,282
Available For Sale
US Government agency obligations	$14,479	$34	$(38)	$14,475
Collateralized mortgage obligations	5,011	18	—	5,029
Corporate Bonds	20,364	13	(909)	19,468
US agency mortgage-backed securities	70,099	138	(319)	69,918
Equity securities	32	—	(8)	24
Total	$109,985	$203	$(1,274)	$108,914

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The following tables set forth information regarding the composition and stated maturity of DNB’s investment security portfolio as of the dates indicated. The table does not include amortization or anticipated prepayments on mortgage-backed securities. Callable securities are included at their stated maturity dates

	September 30, 2008

Held to Maturity (Dollars in thousands)	Less than 1 Year	1-5 Years	5-10 Years	Over 10 Years	No Stated Maturity	Total
Collateralized mortgage obligations	$—	$—	$375	$4,731	$—	$5,106
US agency mortgage-backed securities	3,751	17,699	307	8,215	—	29,972
State and municipal tax-exempt	—	1,491	—	3,029	—	4,520
State and municipal taxable	—	—	10,668	11,319	—	21,987
Total	$3,751	$19,190	$11,350	$27,294	$—	$61,585
Percent of portfolio	6%	31%	19%	44%	—%	100%

Available for Sale	Less than 1 Year	1-5 Years	5-10 Years	Over 10 Years	No Stated Maturity	Total
US Government agency obligations	$7,410	$7,065	—	—	$—	$14,475
Collateralized mortgage obligations	—	—	—	5,029	—	5,029
Corporate Bonds	1,892	9,905	7,671	—	—	19,468
US agency mortgage-backed securities	9	14,995	2,863	52,051	—	69,918
Equity securities	—	—	—	—	24	24
Total	$9,311	$31,965	$10,534	$57,080	$24	$108,914
Percent of portfolio	9%	29%	10%	52%	—%	100%

	December 31, 2008

Held to Maturity	Less than 1 Year	1-5 Years	5-10 Years	Over 10 Years	No Stated Maturity	Total
US Government agency obligations	$3,731	$—	$—	$—	$—	$3,731
US agency mortgage-backed securities	255	217	230	140	—	842
Collateralized mortgage obligations	—	—	444	5,364	—	5,808
State and municipal tax-exempt	—	791	700	3,049	—	4,540
Total	$3,986	$1,008	$1,374	$8,553	$—	$14,921
Percent of portfolio	27%	7%	9%	57%	—%	100%

Available for Sale	Less than 1 Year	1-5 Years	5-10 Years	Over 10 Years	No Stated Maturity	Total
US Government agency obligations	$6,012	$4,422	$15,039	$8,796	$—	$34,269
US agency mortgage-backed securities	40	—	3,970	78,955	—	82,965
Collateralized mortgage obligations	—	—	—	7,261		7,261
State and municipal taxable	—	—	3,050	24,996	—	28,046
Equity securities	—	—	—	—	29	29
Total	$6,052	$4,422	$22,059	$120,008	$29	$152,570
Percent of portfolio	4%	3%	14%	79%	—%	100%

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF DNB'S BUSINESS AND BUSINESS STRATEGY

DNB Financial Corporation is a bank holding company whose bank subsidiary, DNB First, National Association (the “Bank”) is a nationally chartered commercial bank with trust powers, and a member of the Federal Reserve System. The FDIC insures DNB’s deposits. DNB provides a broad range of banking services to individual and corporate customers through its thirteen community offices located throughout Chester and Delaware Counties, Pennsylvania. DNB is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. DNB funds all of these activities with retail and business deposits and borrowings.  Through its DNB Advisors division, the Bank provides wealth management and trust services to individuals and businesses.  The Bank and its subsidiary, DNB Financial Services, Inc., make available certain non-depository products and services, such as securities brokerage, mutual funds, life insurance and annuities.

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

Strategic Plan Update. During the first nine months of 2008, DNB focused on expense control as non-interest expenses have decreased $53,000 or 0.4% over the first nine months of 2007. DNB’s loans and leases increased $33.6 million to $342.9 million at September 30, 2008 compared to $309.3 million at December 31, 2007.   During the first nine months of 2008, DNB’s total deposits increased $9.5 million. Time deposits, primarily accounts greater than $100,000 declined $25.5 million, while the aggregate of demand, NOW, money markets and savings accounts increased $35.0 million.  Consistent with prudent balance sheet management, DNB has been balancing deposit pricing with liquidity needs and has been able to lower the cost of funds while growing the loan portfolio. Composite cost of funds during the first nine months of 2008 was 2.66% compared to 3.22% during the first nine months of 2007.

        Management's strategies are designed to direct DNB's tactical investment decisions and support financial objectives. DNB's most significant revenue source continues to be net interest income, defined as total interest income less interest expense, which accounted for 76.5% of total revenue during the first nine months of 2008. To produce net interest income and consistent earnings growth over the long-term, DNB must generate loan and deposit growth at acceptable economic spreads within its market area. To generate and grow loans and deposits, DNB must focus on a number of areas including, but not limited to, the economy, branch expansion, sales practices, customer satisfaction and retention, competition, customer behavior, technology, product innovation and credit performance of its customers.

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

MATERIAL CHALLENGES, RISKS AND OPPORTUNITIES

The following is a summary of changes to material challenges, risks and opportunities DNB has faced during the three and nine-month periods ended September 30, 2008.

Interest Rate Risk Management. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. DNB considers interest rate risk the predominant risk in terms of its potential impact on earnings.  Interest rate risk can occur for any one or more of the following reasons: (a) assets and liabilities may mature or re-price at different times; (b) short-term or long-term market rates may change by different amounts; or (c) the remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change. DNB’s margin was affected by the Federal Reserve’s 225 basis point reductions during the nine months ended September 30, 2008, coupled with DNB’s asset sensitivity. Since most of DNB’s floating rate loans reprice within 30 days of a rate change, downward loan pricing adjustments began in the fourth quarter of 2007 and continued during the first nine months of 2008. Funding costs typically take 90 to 120 days to reprice. Consequently, most of the corresponding decreases in funding costs did not begin until the first quarter of 2008 and continued to lag the repricing in the loan portfolio. This put pressure on DNB’s net interest margin which was 2.98% for the nine months ended September 30, 2008 compared to 3.17% for the prior year.

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

The objective of DNB’s asset/liability management function is to maintain consistent growth in net interest income within DNB’s policy limits.  This objective is accomplished through the management of liquidity and interest rate risk, as well as customer offerings of various loan and deposit products.  DNB maintains adequate liquidity to meet daily funding requirements, anticipated deposit withdrawals, or asset opportunities in a timely manner.  Liquidity is also necessary to meet obligations during unusual, extraordinary or adverse operating circumstances, while avoiding a significant loss or cost.  DNB’s foundation for liquidity is its deposit base as well as a marketable investment portfolio that provides cash flow through regular maturities or that can be used for collateral to secure funding in an emergency. As of September 30, 2008, DNB had $13.2 million in cash and cash equivalents to meet its funding requirements.  This has decreased from $45.3 million at December 31, 2007, primarily due to a $34.4 million increase in loans.

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

 Bank Secrecy Act/OFAC/Patriot Act Implementation. It is management’s goal to maintain a BSA compliance program that will address its compliance needs to a level commensurate with BSA, OFAC and Patriot Act related risks to which the Bank is exposed in order to establish the Bank as an institution that will not pose a target to those who would use the U.S. financial system to further criminal or terrorist ends.  However, there is no assurance that the Bank’s compliance plan will eliminate all risks related to BSA, OFAC and Patriot Act because those regulatory requirements are dynamic and complex and must be continually reassessed in light of the changing environment in which they operate. During the first nine months of 2008, DNB continued its efforts to strengthen its BSA policies, procedures and systems to ensure compliance with OFAC regulations.

Deposit Insurance Assessments; FICO Assessments. All Federally insured depository institutions are liable to pay periodic premiums, or assessments, to a deposit insurance fund organized by the Federal government to insure bank and savings association deposits.  The Emergency Economic Stabilization Act of 2008 increased the insurance amount per owner from $100,000 to $250,000 until December 31, 2009.  On January 1, 2010, the insurance amount will revert to $100,000 per owner (except for certain retirement accounts which will continue to be insured at $250,000).  In addition, pursuant to the FDIC’s Temporary Liquidity Guarantee Program announced October 14, 2008, the FDIC temporarily increased deposit insurance to an unlimited amount for non-interest-bearing demand deposit accounts.

Banks must pay assessments to the FDIC to maintain reserves in its Deposit Insurance Fund (“DIF”), which is the fund from which the FDIC pays the costs relating to failed institutions.  The FDIC assesses higher rates on those institutions that pose greater risks to the insurance fund. Banks are divided into risk categories and are subject to deposit insurance assessments according to the risk category into which they fall.  The following table sets forth the rates that applied to banks during the period covered by this report:

Capital Category	Supervisory Group
	A	B	C
Well Capitalized	I 5-7 bps	II 10 bps	III 28 bps
Adequately Capitalized
Undercapitalized	III 28 bps		IV 43 bps

In the above table, assessments are calculated at the indicated number of basis points on the dollar amount of an institution’s assessable deposits. Supervisory Group “A” generally includes those institutions that pose the least risk to the DIF; Supervisory Group “B” generally includes institutions that pose moderate risk to the DIF; and Supervisory Group “C” generally includes institutions posing the highest risks to the DIF.  Rates for institutions that do not pay the minimum or maximum rate will vary between these rates.  Basis points are cents per $100 of assessable deposits (annual rate).

DNB is well capitalized and was assessed an annual rate of 6.61 bps during the period covered by this report.

The FDIC has authority to raise or lower the rates.  Given present economic uncertainties, it is possible the FDIC will raise assessment rates further.  If it does so, DNB’s costs for deposit insurance will increase.  On October 7, 2008, the FDIC proposed to raise assessment rates for all banks by 7 basis points for the first quarter 2009 assessment period and, beginning April 1, 2009, again raise assessment rates and alter the way in which the assessment system differentiates for risk.  Because the proposed rule is complicated and not yet final, there is no certainty what assessment rates will apply to DNB in 2009, but if the rule is adopted as proposed, DNB’s assessment rate could increase to a rate between 12 and 14 basis points in the first quarter of 2009.

A recent law provided assessment credits to certain institutions that paid high premiums in the past.  DNB used $170,000 of its $245,000 assessment credit in 2007. Of the remaining $75,000, $61,000 was used in the first quarter of 2008 and the remaining $14,000 was used in the second quarter. If DNB had not benefited from the assessment credit, management estimates that its deposit insurance assessment for the 9 months ended September 30, 2008 would have been $192,000.  DNB will have no further credit to apply against future deposit insurance assessments.

Banks must also pay assessments to help repay bonds issued by the Financing Corporation (FICO), established by the Competitive Equality Banking Act of 1987.  The FICO assessment rate is adjusted quarterly to reflect changes in the assessment bases of the fund based on quarterly Call Report and Thrift Financial Report submissions. The FICO rate for the third quarter of 2008 is an annual rate of 1.10 basis points (1.10 cents per $100 of assessable deposits).

Material Trends and Uncertainties.
The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past year. Dramatic declines in the national housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. The availability of credit, confidence in the financial sector, and level of volatility in the financial markets have been adversely affected. These events prompted the Federal Reserve to lower the borrowing rate at the Discount Window which increased market stability and liquidity.

On October 3, 2008, in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008, or EESA, was signed into law. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, Secretary Paulson, after consulting with the Federal Reserve and the FDIC, announced that the U.S. Treasury will purchase stakes in a wide variety of U.S. banks and thrifts to encourage these institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the TARP Capital Purchase Program), the Treasury will make $250 billion of capital available to qualifying U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds equity issued under the TARP Capital Purchase Program. These standards generally apply to the chief executive officer, chief financial officer, plus the next three most highly compensated executive officers.

Also on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President, Secretary Paulson signed the systemic risk exception to the FDIC Act, enabling the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies, as well as deposits in non-interest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program. Coverage under the Temporary Liquidity Guarantee Program is available for 30 days without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits.

It cannot be determined whether these recent steps taken by the federal government will result in significant improvement in financial and economic conditions affecting the banking industry. Despite the federal government's recent fiscal and monetary measures, if the U.S. economy were to remain in a recessionary condition for an extended period, this would present additional significant challenges for the U.S. banking and financial services industry, and inevitably, DNB.

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

CRITICAL ACCOUNTING POLICIES

The following discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. Generally accepted accounting principles are complex and require management to apply significant judgment to various accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. Actual results may differ from these estimates under different assumptions or conditions.

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

Management uses significant estimates to determine the allowance for credit losses.  Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB’s control, management’s estimate of the amount necessary to absorb credit losses and actual credit losses could differ.  DNB’s current judgment is that the valuation of the allowance for credit losses remains adequate at September 30, 2008.  For a description of DNB’s accounting policies in connection with its allowance for credit losses, see, “Allowance for Credit Losses”, in Management’s Discussion and Analysis.

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

Unrealized Gains and Losses on Securities Available for Sale: DNB receives estimated fair values of debt securities from independent valuation services and brokers. In developing these fair values, the valuation services and brokers use estimates of cash flows based on historical performance of similar instruments in similar rate environments. Debt securities available for sale are mostly comprised of mortgage-backed securities as well U.S. government agency securities. DNB uses various indicators in determining whether a security is other-than-temporarily impaired. Debt securities are monitored for changes in credit ratings. Adverse changes in credit ratings would affect the estimated cash flows of the underlying collateral or issuer. The unrealized losses associated with the securities portfolio, that management has the ability and intent to hold, are not considered to be other-than temporary as of September 30, 2008 because the unrealized losses are primarily related to changes in interest rates and current market conditions, however, we do not see any negative effect on the expected cash flows of the underlying collateral or issuer.

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

FINANCIAL CONDITION

DNB's total assets were $551.1 million at September 30, 2008 compared to $545.8 million at December 31, 2007.  The increase in total assets was primarily attributable to a $9.5 million increase in total deposits as discussed below.

Investment Securities. Investment securities at September 30, 2008 were $174.5 million (including $6.0 million of trade date purchases) compared to $170.9 million (including $5.9 million of trade date purchases) at December 31, 2007. The slight increase in investment securities was primarily due to $132.2 million in sales, principal pay-downs and maturities offset by the purchase of $138.3 million in investment securities. Included in the $138.3 million of investment securities purchased were $6.0 million for securities which had a trade date in September 2008, and a settlement date in October 2008. Trade Date accounting is a method used to record transactions that take place on the date at which an agreement has been entered (the trade date), and not on the date the transaction has been finalized (the settlement date).

As of September 30, 2008, DNB reclassified its taxable municipal securities with an amortized cost of $22.7 million from available-for-sale (AFS) to held-to-maturity (HTM). Reclassifying the taxable municipal securities to HTM will reduce the volatility and future negative effect on DNB’s capital ratios, because HTM securities are not marked-to-market through other comprehensive income, but carried at their amortized cost basis. The fair value of our taxable municipal securities was $22.0 million at September 30, 2008, the date of their reclassification. The $683,000 difference between their book value and their fair value will be treated like a discount and accreted into interest income over the remaining life of the security. The unrealized loss on these securities, which is in accumulated other comprehensive income, will be amortized as an adjustment of yield in a manner consistent with the discount, thus offsetting or mitigating the effect on interest income of the amortization of the discount.

Gross Loans and Leases. DNB’s loans and leases increased $33.6 million to $342.9 million at September 30, 2008 compared to $309.3 million at December 31, 2007.  Total commercial loans grew $30.7 million and consumer loans grew $9.3 million while residential real estate loans and commercial leases declined $1.2 million and $5.3 million respectively.

Deposits. Deposits were $422.4 million at September 30, 2008 compared to $412.9 million at December 31, 2007.  Deposits increased $9.5 million or 2.3% during the nine-month period ended September 30, 2008.  Time deposits, primarily accounts greater than $100,000, declined $25.5 million, while the aggregate of demand, NOW, money markets and savings accounts increased $35.0 million.  Consistent with prudent balance sheet management, DNB has been balancing deposit pricing with liquidity needs and has been able to lower the cost of funds while growing the loan portfolio.

Borrowings. Borrowings were $88.9 million at September 30, 2008 compared to $89.9 million at December 31, 2007.  The slight decrease of $1.0 million or 1.1% was primarily due to a $10.0 million increase in FHLB borrowings coupled with an $11.0 million decline in repurchase agreements.

RESULTS OF OPERATIONS
SUMMARY

Net income for the three and nine-month periods ended September 30, 2008 was $199,000 and $1.0 million compared to $474,000 and $1.4 million for the same periods in 2007.  Diluted earnings per share for the three and nine-month period ended September 30, 2008 were $0.08 and $0.40 compared to $0.18 and $0.53 for the same periods in 2007.  Earnings per share in 2007 have been adjusted to reflect the effect of the 5% stock dividend paid in December 2007.  The $275,000 decrease during the most recent three-month period was attributable to a $157,000 decrease in non-interest income and a $426,000 decline in net interest income after provision for credit losses, offset by a $123,000 decrease in non-interest expense and a $185,000 decrease in income tax expense. The decreases in non-interest income and non-interest expense are discussed in detail below.

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

Net interest income after provision for credit losses for the three and nine-month periods ended September 30, 2008 was $3.3 million and $10.1 million, compared to $3.7 million and $11.2 million for the same periods in 2007.  Interest income for the three and nine-month periods ended September 30, 2008 was $7.2 million and $21.3 million compared to $7.5 million and $22.5 million for the same periods in 2007.  The decrease in interest income during the nine month period was primarily attributable to a decrease of interest on loans and leases, which was a result of lower average balances and lower yields on the loan and lease portfolio.  In addition, interest and dividends on investment securities increased during both periods due to an increase in taxable securities and a decrease in tax-exempt securities year over year.  The yield on interest-earning assets for the three and nine-month periods ended September 30, 2008 was 5.37% and 5.56%, compared to 6.28% and 6.29% for the same periods in 2007.  Interest expense for the three and nine-month periods ended September 30, 2008 was $3.2 million and $10.0 million compared to $3.8 million and $11.3 million for the same periods in 2007. The decrease in interest expense during both periods was primarily attributable to lower rates on interest-bearing liabilities. The composite cost of funds for the three and nine-month periods ended September 30, 2008 was 2.45% and 2.66%, compared to 3.27% and 3.22% for the same periods in 2007. The net interest margin for the three and nine-month periods ended September 30, 2008 was 2.99% and 2.98%, compared to 3.10% and 3.17% for the same periods in 2007.

Interest on loans and leases was $5.1 million and $14.6 million for the three and nine-month periods ended September 30, 2008, compared to $5.7 million and $17.2 million for the same periods in 2007. The average balance of loans and leases was $330.4 million with an average yield of 6.06% for the current quarter compared to $321.8 million with an average yield of 7.05% for the same period in 2007.  The average balance of loans and leases was $314.8 million with an average yield of 6.18% for the current nine months compared to $325.1 million with an average yield of 7.06% for the same period in 2007.  The decrease in yield during both periods was primarily the result of a declining interest rate environment.

Interest and dividends on investment securities was $2.0 million and $6.3 million for the three and nine-month periods ended September 30, 2008, compared to $1.6 million and $4.7 million for the same periods in 2007.  The average balance of investment securities was $166.0 million with an average yield of 4.83% for the current quarter compared to $137.8 million with an average yield of 4.92% for the same period in 2007.  The average balance of investment securities was $169.7 million with an average yield of 5.03% for the current nine months compared to $136.4 million with an average yield of 4.87% for the same period in 2007. The increase in the average balance during both periods was the result of increased cash flows from net new deposits and lower levels of average loans outstanding during both periods.  The increase in the yield during the most recent nine month period was primarily due to an increase in the amount of taxable securities in the portfolio and a decrease in the amount of tax-exempt securities.

Interest on deposits was $2.2 million and $6.9 million for the three and nine-month periods ended September 30, 2008, compared to $2.8 million and $7.9 million for the same periods in 2007.   The average balance of deposits was $429.8 million with an average rate of 1.99% for the current quarter compared to $390.9 million with an average rate of 2.87% for the same period in 2007.    The average balance of deposits was $411.2 million with an average rate of 2.22% for the nine months ended September 30, 2008 compared to $382.1 million with an average rate of 2.77% for the same period in 2007. The increase in the average balance during both periods was primarily the result of year-over-year increased deposit relationships through aggressive marketing efforts.  The decrease in rate during both periods was primarily attributable to lower rates being paid on maturing time deposits and certain money market accounts, stimulated by a lower interest rate environment.

Interest on borrowings was $1.0 million and $3.1 million for the three and nine-month periods ended September 30, 2008, compared to $1.0 million and $3.4 million for the same periods in 2007. The average balance of borrowings was $89.9 million with an average rate of 4.62% for the current quarter compared to $75.3 million with an average rate of 5.35% for the same period in 2007.  The average balance of borrowings was $87.2 million with an average rate of 4.75% for the nine months ended September 30, 2008 compared to $85.5 million with an average rate of 5.24% for the same period in 2007. The increase in the average balance during the nine-months ended September 30, 2008 compared to the same period in 2007 was attributable to an average $18.3 million increase in FHLB advances, offset by an average $16.2 million decline in repurchase agreements. The decrease in average balance of repurchase agreements was due to a fewer number of commercial customers using this product during both periods as compared to the prior year.  The decrease in rate during both periods was attributable to a decrease in market rates resulting from the Federal Reserve’s tightening actions over the last twelve months.

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

DNB’s percentage of allowance for credit losses to total loans and leases was 1.40% at September 30, 2008 compared to 1.26% at December 31, 2007.  Management believes that the allowance for credit losses was adequate and reflects known and inherent credit losses. During the nine months ended September 30, 2008, DNB made a $1.2 million provision for credit losses as a result of a $33.6 million net increase in loans and leases, coupled with a $5.5 million increase in non-performing loans.

The following table summarizes the changes in the allowance for credit losses for the periods indicated.

(Dollars in thousands)	Nine Months Ended September 30, 2008	Year Ended December 31, 2007	Nine Months Ended September 30, 2007
Beginning balance	3,891	$4,226	4,226
Provisions	1,241	60	—
Charge-offs	(405)	(486)	(396)
Recoveries	64	91	87
Ending balance	$4,791	$3,891	$3,917

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

Non-interest income for the three and nine-month periods ended September 30, 2008 was $903,000 and $3.5 million, compared to $1.06 million and $2.9 million for the same periods in 2007.  The $157,000 decrease during the three months ended September 30, 2008 was mainly attributable to a $151,000 decrease in gains on sales of securities. The $558,000 increase during the nine months ended September 30, 2008 was mainly attributable to a $483,000 increase in gains on sales of securities, a $129,000 increase in income from DNB Financial Services, offset by a $57,000 decline in fees from DNB Advisors and a $27,000 decrease in service charges on deposits.

NON-INTEREST EXPENSE

Non-interest expense includes salaries & employee benefits, furniture & equipment, occupancy, professional & consulting fees as well as printing & supplies, marketing and other less significant expense items.  Non-interest expense for the three and nine-month periods ended September 30, 2008 was $4.0 million and $12.5 million compared to $4.2 million and $12.5 million for the same periods in 2007.  The level of non-interest expenses during both periods has remained flat as a result of management’s focus on expense control. There were increases in occupancy costs as well as furniture and equipment expenses as a result of a new office in Chadds Ford and branch renovations in West Goshen and Little Washington. In addition, advertising and marketing expenditures were higher during both periods as a result of increased target marketing during 2008. DNB’s non-interest expense to average assets ratio for the three and nine-month periods ended September 30, 2008 was 2.89% and 3.10%, compared to 3.30% and 3.34% for the same periods in 2007.

INCOME TAXES

DNB’s income tax (benefit) expense for the three and nine-month periods ended September 30, 2008 was ($65,000) and $140,000 compared to $120,000 and $269,000 for the same periods in 2007. The effective tax rate for the three and nine-month periods ended September 30, 2008 was (48.5%) and 11.9% respectively, compared to 20.2% and 16.2% for the same periods in 2007. DNB recorded a tax benefit during the most recent three month period as a result of lower earnings due to an increase in the provision for credit losses. This resulted in a lower anticipated annual effective tax rate.

The effective tax rates for both current periods were lower than the same periods in 2007 due to lower taxable income during both periods.  Income tax expense for each period differs from the amount determined at the statutory rate of 34% due to tax-exempt income on loans and investment securities, DNB's ownership of BOLI policies, and tax credits recognized on a low-income housing limited partnership.

ASSET QUALITY

Non-performing assets are comprised of non-accrual loans and leases, loans and leases delinquent over ninety days and still accruing, troubled debt restructurings (TDRs”) as well as Other Real Estate Owned ("OREO") and other repossessed assets.  Non-accrual loans and leases are loans and leases for which the accrual of interest ceases when the collection of principal or interest payments is determined to be doubtful by management.  It is the policy of DNB to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier if considered prudent. Interest received on such loans is applied to the principal balance, or may, in some instances, be recognized as income on a cash basis.  A non-accrual loan or lease may be restored to accrual status when management expects to collect all contractual principal and interest due and the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms.  OREO consists of real estate acquired by foreclosure. Other repossessed assets are primarily assets from DNB’s commercial lease portfolio that were repossessed.  OREO and other repossessed assets are carried at the lower of cost or estimated fair value, less estimated disposition costs.  Any significant change in the level of non-performing assets is dependent, to a large extent, on the economic climate within DNB's market area.

The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, (iii) troubled debt restructurings other than those included in items (i) and (ii), and (iv) OREO as a result of foreclosure or voluntary transfer to DNB as well as other repossessed assets.

Non-Performing Assets
(Dollars in thousands)	September 30, 2008	December 31, 2007	September 30, 2007
Loans and leases:
Non-accrual	$6,963	$1,521	$883
90 days past due and still accruing	391	345	113
Troubled debt restructurings	—	—	—
Total non-performing loans and leases	7,354	1,866	996
OREO and other repossessed property	527	—	—
Total non-performing assets	$7,881	$1,866	$996

The increase in non-performing assets can be attributed largely to three commercial credits totaling $5.8 million that are secured by commercial real estate. The first commercial credit totaling $4.2 million became impaired and was placed on non-accrual status during the first quarter. The second commercial credit was for land development (2 loans-$1.2 million) and the third commercial credit was a land development loan for $392,000, which was placed on non-accrual status during the first quarter. As a result of this increase in non-performing assets, DNB’s ratio of its allowance to non-performing loans & leases has declined from 208.52% at December 31, 2007 to 65.14% at September 30, 2008.  The following table sets forth DNB's asset quality and allowance coverage ratios at the dates indicated:

	September 30, 2008	December 31, 2007	September 30, 2007
Asset quality ratios:
Non-performing loans to total loans	2.14%	0.60%	0.31%
Non-performing assets to total assets	1.43	0.34	0.19
Allowance for credit losses to:
Total loans and leases	1.40	1.26	1.22
Non-performing loans and leases	65.14	208.52	393.32

Included in the loan and lease portfolio are loans for which DNB has ceased the accrual of interest.  If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

	Nine Months Ended	Year Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2008	December 31, 2007	September 30, 2007
Interest income which would have been
recorded under original terms	$354	$109	$41
Interest income recorded during the period	(31)	(70)	(19)
Net impact on interest income	$323	$39	$22

Impaired loans are those for which the Company has recorded a specific reserve. Information regarding impaired loans is presented as follows:

	Nine Months Ended	Year Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2008	December 31, 2007	September 30, 2007
Total recorded investment	$5,821	$2,274	$733
Average recorded investment	7,926	1,095	702
Specific allowance allocation	485	485	50
Total cash collected	313	$344	281
Interest income recorded	108	27	18

LIQUIDITY AND CAPITAL RESOURCES

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes.  DNB’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding.  As part of its liquidity management, DNB maintains assets that comprise its primary liquidity, which totaled $33.3 million at September 30, 2008.  Primary liquidity includes investments, Federal funds sold, and interest-bearing cash balances, less pledged securities.  DNB also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.  In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs.  Through these relationships, DNB has available credit of approximately $173.7 million.  Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

At September 30, 2008, DNB had $65.6 million in un-funded loan commitments.  Management anticipates these commitments will be funded by means of normal cash flows.  Certificates of deposit greater than or equal to $100,000 scheduled to mature in one year or less from September 30, 2008 totaled $55.2 million.  Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in Federal funds sold or by pay-downs and maturities of loans and investments.

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

The Corporation and the Bank have each met the definition of “well capitalized” for regulatory purposes on September 30, 2008.  The Bank’s capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of the Corporation’s or the Bank’s overall financial condition or prospects. The Corporation’s capital exceeds the FRB’s minimum leverage ratio requirements for bank holding companies (see additional discussion included in Footnote 17 of DNB’s 10-K).

Under federal banking laws and regulations, DNB and the Bank are required to maintain minimum capital as determined by certain regulatory ratios. Capital adequacy for regulatory purposes, and the capital category assigned to an institution by its regulators, may be determinative of an institution’s overall financial condition.

The following table summarizes data and ratios pertaining to the Corporation and the Bank's capital structure.

			For Capital		To Be Well Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation

September 30, 2008:
Total risk-based capital	$45,951	11.70%	$31,419	8.00%	$39,273	10.00%
Tier 1 capital	41,062	10.46	15,709	4.00	23,564	6.00
Tier 1 (leverage) capital	41,062	7.42	22,137	4.00	27,672	5.00
December 31, 2007:
Total risk-based capital	$44,859	13.08%	$27,437	8.00%	$34,296	10.00%
Tier 1 capital	40,901	11.93	13,719	4.00	20,578	6.00
Tier 1 (leverage) capital	40,901	7.77	21,061	4.00	26,326	5.00

DNB First, N.A.

September 30, 2008:
Total risk-based capital	$45,774	11.67%	$31,380	8.00%	$39,225	10.00%
Tier 1 capital	40,885	10.42	15,690	4.00	23,535	6.00
Tier 1 (leverage) capital	40,885	7.39	22,118	4.00	27,648	5.00
December 31, 2007:
Total risk-based capital	$44,581	13.02%	$27,385	8.00%	$34,231	10.00%
Tier 1 capital	40,624	11.87	13,692	4.00	20,539	6.00
Tier 1 (leverage) capital	40,624	7.72	21,036	4.00	26,295	5.00

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

FORWARD-LOOKING STATEMENTS

This report contains statements which, to the extent that they are not recitations of historical fact may constitute forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include financial and other projections as well as statements regarding DNB’s future plans, objectives, performance, revenues, growth, profits, operating expenses or DNB’s underlying assumptions. The words “may”, “would”, “could”, “will”, “likely”, “expect,” “anticipate,” “intend”, “estimate”, “plan”, “forecast”, “project” and “believe” or other similar words and phrases may identify forward-looking statements. Persons reading this report are cautioned that such statements are only predictions, and that DNB’s actual future results or performance may be materially different.

Such forward-looking statements involve known and unknown risks, uncertainties.   A number of factors, many of which are beyond DNB's control, could cause our actual results, events or developments, or industry results, to be materially different from any future results, events or developments expressed, implied or anticipated by such forward-looking statements, and so our business and financial condition and results of operations could be materially and adversely affected. Such factors include, among others, our need for capital; the impact of economic conditions on our business; changes in banking regulation and the possibility that any banking agency approvals we might require for certain activities will not be obtained in a timely manner or at all or will be conditioned in a manner that would impair our ability to implement our business plans; our ability to attract and retain key personnel; competition in our marketplace; and other factors as described in our securities filings.  All forward-looking statements and information made herein are based on our current expectations as of the date hereof and speak only as of the date they are made.  DNB does not undertake to update forward-looking statements.

For a complete discussion of the assumptions, risks and uncertainties related to our business, you are encouraged to review our filings with the Securities and Exchange Commission, including our most recent annual report on Form 10-K, as well as any changes in risk factors that we may identify in our quarterly or other reports filed with the SEC.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes an Economic Value of Equity ("EVE") model.  The EVE model measures the potential price risk of equity to changes in interest rates and factors in the optionality included on the balance sheet.  EVE analysis is used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points.  The EVE is likely to be different if rates change.  Results falling outside prescribed policy ranges require action by management.  At September 30, 2008 and December 31, 2007, DNB's variance in the EVE as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the table below.  The change as a percentage of the present value of equity with a 200 basis point increase or decrease at September 30, 2008 and December 31, 2007, was within DNB's negative 25% guideline.

(Dollars in thousands)	September 30, 2008					December 31, 2007
Change in rates	Flat	-200bp		+200bp		Flat	-200bp		+200bp
EVE	$32,555	$29,745		$28,443		$40,466	$36,234		$36,672
Change		($2,810)		$(4,112)			(4,232)		(3,793)
Change as a % of assets		(.5%	)	(.8%	)		(0.8%)		(0.7%	)
Change as a % of PV equity		(8.6%	)	(12.6%	)		(10.5%	)	(9.4%	)

ITEM 4T- CONTROLS AND PROCEDURES

DNB’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2008, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that DNB’s current disclosure controls and procedures are effective and timely, providing them with material information relating to DNB and its subsidiaries required to be disclosed in the report DNB files under the Exchange Act.

Management of DNB is responsible for establishing and maintaining adequate internal control over financial reporting for DNB, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  There was no change in the DNB’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, DNB’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 1A. RISK FACTORS

In addition to the risk factors previously disclosed in DNB’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 28, 2008 (File No. 000-16667), the following additional risks and uncertainties should also be considered:

     The current economic environment poses significant challenges for many financial institutions and DNB and could adversely affect our financial condition and results of operations.   The continued decline in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. Delinquencies, foreclosures and losses generally increase during economic slow growth and we expect that our servicing costs and credit losses will increase during periods such as the one we are currently experiencing. While we are taking steps to decrease and limit our exposure to residential mortgage loans, home equity loans and line of credit and construction and land loans, we nonetheless retain direct exposure to these products and will be affected by these events.

The soundness of other financial institutions could adversely affect us. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. Losses related to these credit risks could materially and adversely affect our results of operations or earnings.

Current levels of market volatility are unprecedented. The capital and credit markets have been experiencing volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that DNB will not experience an adverse effect, which may be material, on its ability to access capital and on its business, financial condition and results of operations.

There can be no assurance that recently enacted legislation will stabilize the U.S. financial system. On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress in response to the financial crises affecting the banking system and financial markets and threats to investment banks and other financial institutions. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Department of Treasury announced a program under the EESA pursuant to which it would make senior preferred stock investments in participating financial institutions (the “TARP Capital Purchase Program”). On October 14, 2008, the Federal Deposit Insurance Corporation announced the development of a guarantee program under the systemic risk exception to the Federal Deposit Act (“FDA”) pursuant to which the FDIC would offer a guarantee of certain financial institution indebtedness in exchange for an insurance premium to be paid to the FDIC by issuing financial institutions (the “FDIC Temporary Liquidity Guarantee Program”). There can be no assurance, however, as to the actual impact that the EESA and its implementing regulations, the FDIC programs, or any other governmental program will have on the financial markets. The failure of the EESA, the FDIC, or the U.S. Government to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, and access to credit or the trading price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no Unregistered Sales of Equity Securities during the quarter ended September 30, 2008.  The following table provides information on repurchases by DNB of its common stock in each month of the quarter ended September 30, 2008:
Period	Total Number Of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2008 – July 31, 2008	—	—	—	—	68,270
August 1, 2008 – August 31, 2008	1,000	12.74		1,000	67,270
September 1, 2008 – September 30, 2008	1,000	12.40		1,000	66,270
Total	2,000	$12.57		2,000

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

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K.

The exhibits listed on the Index to Exhibits on the pages immediately following the Signature Page of this report are incorporated by reference or filed or furnished herewith in response to this Item.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNB FINANCIAL CORPORATION

November 14, 2008	BY:	/s/ William S. Latoff
William S. Latoff, Chairman of the Board and Chief Executive Officer

November 14, 2008	BY:	/s/ Gerald F. Sopp
Gerald F. Sopp, Chief Financial Officer and Executive Vice President

Index to Exhibits

Exhibit No. Under Item 601 of Regulation S-K		Description of Exhibit and Filing Information
3	(i)	Amended and Restated Articles of Incorporation, as amended effective June 15, 2001, filed on August 14, 2001, as Item 6(a) to Form 10-Q (No. 0-16667) and incorporated herein by reference.
	(ii)	Bylaws of the Registrant as amended December 19, 2007, filed March 28, 2008 as item 3(ii) to Form 10-K for the fiscal year-ended December 31, 2007 (No. 0-16667) and incorporated herein by reference.
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