Form 10-K
period 2008-12-31
DNB FINANCIAL CORP /PA/
filed 2009-03-31
CIK 713671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
 December 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of March 19, 2009, $16.8 million of the Registrant's Common Stock, $1 par value per share, was held by non-affiliates of the Registrant.

As of March 19, 2009, the Registrant had outstanding 2,603,044 shares of Common Stock, $1 par value per share.

        DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

DNB FINANCIAL CORPORATION

DNB FINANCIAL CORPORATION
FORM 10-K

Forward-Looking Statements

FORWARD-LOOKING STATEMENTS

        This report contains statements which, to the extent that they are not recitations of historical fact may constitute forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include financial and other projections as well as statements regarding DNB's future plans, objectives, performance, revenues, growth, profits, operating expenses or DNB's underlying assumptions. The words "may", "would", "could", "will", "likely", "expect," "anticipate," "intend", "estimate", "plan", "forecast", "project" and "believe" or other similar words and phrases may identify forward-looking statements. Persons reading this report are cautioned that such statements are only predictions, and that DNB's actual future results or performance may be materially different.

        Such forward-looking statements involve known and unknown risks and uncertainties. A number of factors, many of which are beyond DNB's control, could cause our actual results, events or developments, or industry results, to be materially different from any future results, events or developments expressed, implied or anticipated by such forward-looking statements, and so our business and financial condition and results of operations could be materially and adversely affected. Such factors include, among others, our need for capital; the impact of economic conditions on our business; changes in banking regulation and the possibility that any banking agency approvals we might require for certain activities will not be obtained in a timely manner or at all or will be conditioned in a manner that would impair our ability to implement our business plans; our ability to attract and retain key personnel; competition in our marketplace; and other factors as described in our securities filings. All forward-looking statements and information made herein are based on our current expectations as of the date hereof and speak only as of the date they are made. DNB does not undertake to update forward-looking statements.

        For a complete discussion of the assumptions, risks and uncertainties related to our business, you are encouraged to review our filings with the Securities and Exchange Commission, including this Form 10-K, as well as any changes in risk factors that we may identify in our quarterly or other reports filed with the SEC.

Part I

Item 1.        Business

(a) General Description of Registrant's Business and Its Development

        DNB Financial Corporation (the "Registrant" or "DNB"), a Pennsylvania business corporation, is a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System (Federal Reserve Board). The Registrant was incorporated on October 28, 1982 and commenced operations on July 1, 1983 upon consummation of the acquisition of all of the outstanding stock of Downingtown National Bank, now known as DNB First, National Association (the "Bank"). Since commencing operations, DNB's business has consisted primarily of managing and supervising the Bank, and its principal source of income has been derived from the Bank. At December 31, 2008, DNB had total consolidated assets, total liabilities and stockholders' equity of $533.4 million, $503.4 million, and $30.0 million, respectively.

        The Bank was organized in 1860. The Bank is a national banking association that is a member of the Federal Reserve System, the deposits of which are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a full service commercial bank providing a wide range of services to individuals and small to medium sized businesses in the southeastern Pennsylvania market area, including accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans. In addition, the Bank has eleven full service and two limited service branches and a full-service wealth management group known as "DNB Advisors". The Bank's financial subsidiary, DNB Financial Services, Inc., is a Pennsylvania licensed insurance agency, which, together with the Bank, sells a broad variety of insurance and investment products. The Bank's other subsidiaries are Downco, Inc. and DN Acquisition Company, Inc which were incorporated in December 1995 and December 2008, respectively, for the purpose of acquiring and holding other real estate owned acquired through foreclosure or deed in-lieu-of foreclosure, as well as Bank-occupied real estate.

(b) Financial Information about Segments

        In accordance with U.S. generally accepted accounting principles, the Registrant and the Bank operate as one segment, and therefore do not report segment financial information.

(c) Narrative Description of Business

        The Bank's headquarters is located at 4 Brandywine Avenue, Downingtown, Pennsylvania. As of December 31, 2008, the Bank had total assets of $532.8 million, total deposits of $408.7 million and total stockholders' equity of $38.9 million. The Bank's business is not seasonal in nature. The FDIC, to the extent provided by law, insures its deposits. At December 31, 2008, the Bank had 114 full-time employees and 21 part-time employees.

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

Supervision and Regulation — Registrant

        Sarbanes-Oxley Act of 2002 — On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), which imposed significant additional requirements and restrictions on publicly-held companies, such as the Registrant. These provisions include new requirements governing the composition and responsibilities of audit committees, financial disclosures and reporting and restrictions on personal loans to directors and officers. Sarbanes-Oxley, among other things, now mandates chief executive and chief financial officer certifications of periodic financial reports, additional financial disclosures concerning off-balance sheet items, and speedier transaction reporting requirements for executive officers, directors and 10% shareholders. Rules promulgated by the SEC pursuant to Sarbanes-Oxley impose substantial reporting and compliance obligations on management and boards of directors, and new obligations and restrictions have been placed on auditors and audit committees that are intended to enhance their independence from management. In addition, penalties for non-compliance with the federal securities laws are heightened. While the Registrant has and will incur significant additional expense complying with Sarbanes-Oxley requirements, the Registrant does not anticipate this legislation to have any other material adverse impact on the Registrant.

 Federal Banking Laws

        The Registrant is subject to a number of complex Federal banking laws, most notably the provisions of the Bank Holding Company Act of 1956, as amended ("Bank Holding Company Act") and the Change in Bank Control Act of 1978 ("Change in Control Act"), and to supervision by the Federal Reserve Board.

Bank Holding Company Act — Financial Holding Companies

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

Other Recent Legislation and Regulatory Actions

        Recent market conditions have made it difficult or uneconomical to access the capital markets. As a result, the United States Congress, the Treasury, and the FDIC have announced various programs designed to enhance market liquidity and bank capital.

        In response to the financial crisis affecting the banking system and financial markets, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 ("EESA") was signed into law and established the Troubled Assets Relief Program ("TARP") administered by the U.S. Treasury Department. As part of TARP, the Treasury established the Capital Purchase Program ("CPP") to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. In connection with EESA, there have been numerous actions by the Federal Reserve Board, Congress, the Treasury, the FDIC, the SEC and others to further the economic and banking industry stabilization efforts under EESA. It remains unclear at this time what further legislative and regulatory measures will be implemented under EESA affecting the Registrant.

        As further response to the economic crisis, the American Recovery and Reinvestment Act of 2009 ("ARRA"), more commonly known as the economic stimulus or economic recovery package, was signed into law on February 17, 2009, by President Obama. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients until they have repaid the Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the Treasury's consultation with the recipient's appropriate regulatory agency.

        On January 30, 2009, the Registrant completed a preferred stock issuance under the U.S. Treasury Department's Capital Purchase Program (also called the CPP), which implements provisions of the Emergency Economic Stabilization Act of 2008 (sometimes called EESA) and the Treasury Department's Troubled Asset Relief Program implementing parts of EESA (also called the TARP). The CPP requires the Registrant to comply with executive compensation regulations issued by the Treasury Department in October 2008, including prohibitions on incentive compensation arrangements that encourage unnecessary and excessive risks; reviews by the Registrant's Benefits & Compensation Committee of its incentive compensation arrangements, as well as the relationship between the Registrant's risk management policies and practices and its senior executive officer incentive compensation arrangements; limitations on certain "golden parachute payments"; and limiting the Registrant's Federal income tax deduction for compensation paid to any senior executive officer to $500,000 annually. Included within this limitation is deferred compensation earned by a senior executive officer during a year in which the U.S. Treasury holds an equity interest.

        On February 4, 2009, the Treasury Department announced additional executive compensation guidelines containing expansive new restrictions on executive compensation for companies participating in future federal programs such as the CPP. The Treasury Guidelines state that the new guidelines would not apply to CPP participants such as the Registrant unless they also participate in a future exceptional assistance program or a future generally available capital access program. The Treasury Guidelines are general in nature and appear to contemplate new rulemaking by Treasury before they become effective.

        The American Reinvestment and Recovery Act of 2009 (sometimes called ARRA), which became effective February 17, 2009, contains expansive new restrictions on executive compensation for financial institutions such as the Registrant that participate in the CPP. ARRA amends EESA by continuing all the same compensation and governance restrictions. It also adds the following major new requirements so long as the Registrant has any obligations under the CPP (other than the warrants to purchase our common stock issued to the Treasury): prohibition on payment of any "bonus, retention award, or incentive compensation" to the Registrant's chief executive officer, other than bonus amounts payable pursuant to agreements in effect on or before February 11, 2009, but permitting the Registrant to issue "long-term" restricted stock, with a value not exceeding one-third of the total amount of annual compensation of the employee receiving the stock, and not fully vesting until after CPP obligations have been satisfied; requiring every company receiving CPP assistance to permit a non-binding shareholder vote to approve the compensation of executives as disclosed in the Registrant's proxy statement; prohibiting any payment to a senior executive officer or any of the next five most highly-compensated employees for departure from the Registrant for any reason, except for payments for services performed or benefits accrued; extending the EESA clawback of bonus or other incentive payment based on materially inaccurate financial or other performance criteria to the next 20 most highly compensated employees in addition to the senior executive officers; prohibiting a CPP participant from implementing any compensation plan that that would encourage manipulation of the reported earnings of the Registrant to enhance the compensation of any of its employees; requiring our Benefits & Compensation Committee to meet at least semiannually to discuss and evaluate employee compensation plans in light of an assessment of any risk to the Registrant posed by such plans; requiring the chief executive officer and chief financial officer to provide a written certification of compliance with the executive compensation restrictions in ARRA in a registrant's annual filings with the SEC; and requiring each CPP participant to implement a company-wide policy regarding excessive or luxury expenditures, including excessive expenditures on entertainment or events, office and facility renovations, aviation or other transportation services. ARRA requires the Treasury Department and the SEC to issue rules to implement its new executive compensation restrictions. Until rules are finalized, many details relating to the new rules described above will remain unclear.

Participation in U.S. Treasury Capital Purchase Program

        On January 30, 2009, as part of the Capital Purchase Program administered by the United States Department of the Treasury, the Registrant entered into a Letter Agreement and a Securities Purchase Agreement — Standard Terms attached thereto with the U.S. Treasury, pursuant to which the Registrant issued and sold on January 30, 2009, and the U.S. Treasury purchased for cash on that date (i) 11,750 shares of the Registrant's Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008A, par value $10.00 per share, having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant to purchase up to 186,311 shares of the Registrant's common stock, $1.00 par value, at an exercise price of $9.46 per share, for an aggregate purchase price of $11,750,000 in cash (this is called the transaction). This transaction closed on January 30, 2009. The issuance and sale of these securities was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

        The preferred shares will qualify as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. Dividends are payable on the preferred shares quarterly and are payable on February 15, May 15, August 15, and November 15 of each year. Should the Registrant fail to pay a total of six dividend payments on the preferred shares, whether or not consecutive, the holders of the preferred shares will have the right to elect two directors to the Registrant's board of directors until the Registrant has paid all such dividends that it had failed to pay. The preferred shares have no maturity date and rank senior to the Registrant's common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Registrant. The preferred shares are generally non-voting, but do have contingent rights to vote on certain matters as more fully described in the Certificate of Designations for the preferred shares.

        For three years following the closing date, the Registrant may redeem the preferred shares only from the sale or sales of qualifying equity securities of the Registrant in a "Qualified Equity Offering," as defined in the agreement, resulting in the aggregate of not less than 25% of the U.S. Treasury's purchase price. The agreement defines a "Qualified Equity Offering" as the sale for cash by the Registrant, after the closing date, of shares of preferred stock or common stock that qualify as Tier I capital of the Registrant under the capital guidelines of the Registrant's federal banking agency. After three years following the closing date, the Registrant may redeem the preferred shares in whole or in part at any time, or from time to time. All redemptions are subject to the approval of the Board of Governors of the Federal Reserve System.

        The U.S. Treasury may not transfer a portion of the warrant with respect to, or exercise the warrant for more than one-half of, the 186,311 shares of the Registrant's common stock issuable upon exercise of the warrant until the earlier of (i) the date on which the Registrant has received aggregate gross proceeds of not less than $11,750,000 from one or more Qualified Equity Offerings and (ii) December 31, 2009. In the event the Registrant completes one or more Qualified Equity Offerings on or prior to December 31, 2009 that results in the Registrant receiving aggregate gross proceeds of not less than $11,750,000, then the number of the shares of common stock underlying the portion of the warrant then held by the U.S. Treasury will be reduced by one-half of the shares of common stock originally covered by the warrant. The company is obligated to register the resale of the preferred shares and the warrant, and the issuance of shares of common stock upon exercise of the warrant, under certain circumstances including without limitation if the Registrant files another registration statement under which the preferred shares, the warrant or the common shares issuable on exercise of the warrant can be registered or if, under certain circumstances, the U.S. Treasury requests.

        The Securities Purchase Agreement pursuant to which the preferred shares and the warrant were sold contains limitations on the payment of dividends on common stock (other than regular quarterly cash dividends of not more than $0.13 per share of common stock), junior preferred shares, and on other preferred shares. The ability to repurchase common stock, junior preferred shares, or other preferred shares is also restricted under the Securities Purchase Agreement, which provides that, prior to the earlier of January 30, 2012 and the date on which the preferred shares have been redeemed in whole or the Treasury has transferred all of the preferred shares to third parties which are not affiliates of the Treasury, neither the Registrant nor any Registrant subsidiary shall, without the consent of the Treasury, redeem, purchase or acquire any shares of the Registrant's common stock or other capital stock or other equity securities of any kind of the Registrant, or any trust preferred securities issued by the Registrant or any affiliate of the Registrant, other than (A) redemptions, purchases or other acquisitions of the preferred shares, (B) redemptions, purchases or other acquisitions of shares of common stock or other stock junior to the preferred shares in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice, or (C) the acquisition by the Registrant, the Bank or any of the Registrant's other subsidiaries of record ownership for the beneficial ownership of any other persons other than the Registrant or any Registrant subsidiary, including as trustees or custodians, and (D) certain exchanges or conversions of stock junior or parity with the preferred shares or trust preferred securities for or into other parity stock (with the same or lesser aggregate liquidation amount) or stock junior to the preferred shares, as more fully described in the Securities Purchase Agreement.

        The Securities Purchase Agreement also subjects the Registrant to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (the "EESA"). In connection with the closing of the transaction, William S. Latoff, William J. Hieb, Gerald F. Sopp, Albert J. Melfi, Jr. and Bruce E. Moroney, the Registrant's senior executive officers as defined in the Securities Purchase Agreement, executed a waiver voluntarily waiving any claim against the U.S. Treasury or the Registrant for any changes to compensation or benefits arrangements that are required to comply with the regulation issued by the U.S. Treasury under the Treasury program and acknowledging that the regulation may require modification of the compensation, bonus, incentive, and other benefit plans, arrangements, and policies and agreements as they relate to the period the U.S. Treasury holds any equity or debt securities of the Registrant acquired through the Treasury program. As more fully described above under "Other Recent Legislation and Regulatory Actions," ARRA imposes additional requirements on the Registrant so long as the Registrant has any obligations under the CPP (other than the warrants to purchase the Registrant's common stock issued to the Treasury).

        Section 5.3 of the Securities Purchase Agreement states that the Securities Purchase Agreement and all related documents may be amended unilaterally by the U.S. Treasury to the extent required to comply with any changes in applicable federal statutes after the execution thereof.

        In October 2008, the FDIC announced its temporary liquidity guarantee program ("TLPG") pursuant to which the FDIC will guarantee the payment of certain newly-issued senior unsecured debt of insured depository institutions ("Debt Guarantee") and funds held at FDIC-insured depository institutions in non-interest-bearing transaction accounts in excess of the current standard maximum deposit insurance amount of $250,000 ("Transaction Account Guarantee"). Both guarantees were provided to eligible institutions, including the Corporation, at no cost through December 5, 2008. Participation in the TLPG subsequent to December 5, 2008 is optional.

        The Corporation has elected to participate only in the Transaction Account Guarantee portion of the TLPG subsequent to December 5, 2008. The Transaction Account Guarantee is effective for the Corporation through January 1, 2010. Participants in the Transaction Account Guarantee Program will be assessed an annualized fee of 10 basis points. To the extent that these initial assessments are insufficient to cover the expense or losses arising under TLPG, the FDIC is required to impose an emergency special assessment on all FDIC-insured depository institutions as prescribed by the Federal Deposit Insurance Act.

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

Supervision and Regulation — Bank

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

        FDIC Insurance Assessments. DNB pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC. In 2006, the FDIC enacted various rules to implement the provisions of the Federal Deposit Insurance Reform Act of 2005 (the "FDI Reform Act"). Pursuant to the FDI Reform Act, in 2006 the FDIC merged the Bank Insurance Fund with the Savings Association Insurance Fund to create a newly named Deposit Insurance Fund (the "DIF") that covers both banks and savings associations. Effective January 1, 2007, the FDIC revised the risk-based premium system under which the FDIC classifies institutions based on the factors described below and generally assesses higher rates on those institutions that tend to pose greater risks to the DIF.

        For most banks and savings associations, including DNB, FDIC rates will depend upon a combination of CAMELS component ratings and financial ratios. CAMELS ratings reflect the applicable bank regulatory agency's evaluation of the financial institution's capital, asset quality, management, earnings, liquidity and sensitivity to risk. For large banks and savings associations that have long-term debt issuer ratings, assessment rates will depend upon such ratings and CAMELS component ratings.

        On February 27, 2009, the FDIC adopted changes to its base and risk-based deposit insurance assessment rates. Effective for the second quarter of 2009, a bank's annual assessment base rates will be as follows, depending on the bank's risk category:

	Risk Category
	I
	Minimum	Maximum	II	III	IV

Annual rates (in basis points)	12	16	22	32	45

        The base assessment rate can be adjusted downward based on a bank's unsecured debt and level of excess capital above the well capitalized threshold, or upward based on a bank's secured liabilities including Federal Home Loan Bank advances and repurchase agreements, so that the total risk-based assessment rates will range as follows depending on a bank's risk category:

Risk Category
	I	II	III	IV

Initial base assessment rate	12 to 16	22	32	45
Unsecured debt adjustment	–5 to 0	–5 to 0	–5 to 0	–5 to 0
Secured liability adjustment	0 to 8	0 to 11	0 to 16	0 to 22.5
Brokered deposit adjustment	—	0 to 10	0 to 10	0 to 10
Total base assessment rate	7 to 24	17 to 43	27 to 58	40 to 77.5

        On February 27, 2009, the FDIC adopted an interim rule that imposes a special assessment of 20 basis points as of June 30, 2009, which is to be collected on September 30, 2009. Then, on March 5, 2009, FDIC Chairman Sheila Bair announced that if Congress adopts legislation expanding the FDIC's line of credit with Treasury from $30 billion to $100 billion, the FDIC might have the flexibility to reduce the special emergency assessment, possibly from 20 to 10 basis points. Assuming that deposit levels remain constant, we anticipate that the special assessment for the Bank would total approximately $818,000 at the 20 basis points level, but if the FDIC is able to reduce the special assessment to 10 basis points, the Bank's assessment would total approximately $409,000.

        Because the rule has just been issued and is subject to some interpretation, management has not yet determined what the Bank's final risk-based assessment rate will be for periods after the first quarter of 2009.

        The FDIA, as amended by the FDI Reform Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits, the designated reserve ratio (the "DRR"), for a particular year within a range of 1.15% to 1.50%. For 2009, the FDIC has set the DRR at 1.25%, which is unchanged from 2008 levels. Under the FDI Reform Act and the FDIC's revised premium assessment program, every FDIC-insured institution will pay some level of deposit insurance assessments regardless of the level of the DRR. We cannot predict whether, as a result of an adverse change in economic conditions or other reasons, the FDIC will be required in the future to increase deposit insurance assessments above current levels. The FDIC also adopted rules providing for a one-time credit assessment to each eligible insured depository institution based on the assessment base of the institution on December 31, 1996. The credit may be applied against the institution's 2007 assessment, and for the three years thereafter the institution may apply the credit against up to 90% of its assessment. DNB qualified for a credit of approximately $245,000, of which $170,000 was applied in 2007 and the remaining balance of $75,000 was applied in 2008, thereby exhausting the credit.

        In addition, the Deposit Insurance Funds Act of 1996 authorized the Financing Corporation ("FICO") to impose assessments on DIF applicable deposits in order to service the interest on FICO's bond obligations from deposit insurance fund assessments. The amount assessed on individual institutions by FICO will be in addition to the amount, if any, paid for deposit insurance according to the FDIC's risk-related assessment rate schedules. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base. The FICO annual assessment rate for the fourth quarter of 2008 was 1.14 cents per $100 deposits and will be 1.04 cents per $100 deposits for the first quarter of 2009. DNB had a FICO assessment of $46,000 in FDIC deposit premiums in 2008.

        Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

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

Item 1A.        Risk Factors

        Here are some of the risks that affect DNB's business:

        Difficult economic conditions and market volatility have adversely impacted the banking industry and financial markets generally and may significantly affect our business, financial condition, or results of operation.    Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings.

        The capital and credit markets have been experiencing unprecedented levels of volatility and disruption for more than a year. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength. As a consequence of the recession that the United States now finds itself in, business activity across a wide range of industries face serious difficulties due to the lack of consumer spending and the extreme lack of liquidity in the global credit markets. Unemployment has also increased significantly.

        As a result of the challenges presented by economic conditions, we may face the following risks in connection with these events:

  •
  Inability of our borrowers to make timely repayments of their loans, or decreases in value of real estate collateral securing the payment of such loans resulting in significant credit losses, which could result in increased delinquencies, foreclosures and customer bankruptcies, any of which could have a material adverse effect on our operating results.

  •
  Increased regulation of our industry, including heightened legal standards and regulatory requirements or expectations imposed in connection with EESA and ARRA. Compliance with such regulation will likely increase our costs and may limit our ability to pursue business opportunities.

  •
  Increased competition among financial services companies due to the recent consolidation of certain competing financial institutions and the conversion of certain investment banks to bank holding companies, which may adversely affect our ability to market our products and services.

  •
  Further increases in FDIC insurance premiums due to the market developments which have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

        Overall, during the past year, the general business environment has had an adverse effect on our business, and there can be no assurance that the environment will improve in the near term. Until conditions improve, we expect our businesses, financial condition and results of operations to be adversely affected.

        There can be no assurance that the Emergency Economic Stabilization Act of 2008 and other recently enacted government programs will help stabilize the U.S. financial system.    On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008, as amended (the "EESA"). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress on September 20, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. The U.S. Treasury and federal banking regulators are implementing a number of programs under this legislation and otherwise to address capital and liquidity issues in the banking system, including the CPP, in which DNB participated. In addition, other regulators have taken steps to attempt to stabilize and add liquidity to the financial markets, such as the FDIC's TLGP.

        On February 10, 2009, Treasury Secretary Timothy Geithner announced the Financial Stability Plan, which earmarks the second $350 billion originally authorized under the EESA. The Financial Stability Plan is intended to, among other things, make capital available to financial institutions, purchase certain legacy loans and assets from financial institutions, restart securitization markets for loans to consumers and businesses and relieve certain pressures on the housing market, including the reduction of mortgage payments and interest rates.

        In addition, the American Recovery and Reinvestment Act of 2009 (the "ARRA"), which was signed into law on February 17, 2009, includes, among other things, extensive new restrictions on the compensation arrangements of financial institutions participating in TARP.

        There can be no assurance, however, as to the actual impact that the EESA, as supplemented by the Financial Stability Plan, the ARRA and other programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA, the ARRA, the Financial Stability Plan and other programs to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our businesses, financial condition, results of operations, and access to credit or the trading price of our common stock.

        The EESA, ARRA and the Financial Stability Plan are relatively new initiatives and, as such, are subject to change and evolving interpretation. There can be no assurances as to the effects that any further changes will have on the effectiveness of the government's efforts to stabilize the credit markets or on our businesses, financial condition or results of operations.

        The limitations on incentive compensation contained in the ARRA may adversely affect DNB's' ability to retain its highest performing employees.    In the case of a company such as DNB that received CPP funds, the ARRA contains restrictions on bonus and other incentive compensation payable to certain executives. Depending upon the limitations placed on incentive compensation by the final regulations issued under the ARRA, it is possible that DNB may be unable to create a compensation structure that permits DNB to retain its highest performing employees. If this were to occur, DNB' businesses and results of operations could be adversely affected.

        Current levels of market volatility are unprecedented.    The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers seemingly without regard to those issuers' underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that DNB will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations. Several factors could cause the market price for our common shares to fluctuate substantially in the future, including:

  •
  announcements of developments related to our business;

  •
  fluctuations in our results of operations;

  •
  sales of substantial amounts of our securities into the marketplace;

  •
  general conditions in our markets or the worldwide economy;

  •
  a shortfall in revenues or earnings compared to securities analysts' expectations; and

  •
  our announcement of new acquisitions or other projects.

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

        Normally, we expect our assets and liabilities not to have the same sensitivity to changes in interest rates. This means that a change in interest rates will normally either increase or decrease our net income. As of December 31, 2008, our assets, on average were scheduled to re-price sooner than our liabilities. As a result, when short-term interest rates fall faster than long-term interest rates, the interest we receive on our assets will decrease faster than the interest we pay on our liabilities, which can reduce our net income. We cannot predict interest rate changes or the relationships between long-term interest rates and short-term interest rates.

        Capital constraints could limit our growth.    The Corporation and Bank, while considered "well capitalized" for regulatory capital purposes, have seen their capital ratios gradually decline recently due to the market conditions and their consequences described above. The Corporation's ability to grow is contingent upon its ability to generate sufficient additional capital though earnings and or other sources. The Corporation took steps to strengthening its capital position through its recent $11.8 million participation in the CPP. However, the Corporation may need additional capital to fund further growth, possible acquisitions, and the repayment of the CPP funds it received. If the Corporation is unable to generate sufficient additional capital though its earnings or other sources, the Corporation's ability to grow, make acquisitions and relieve itself of the cost of the CPP issuance may be hurt.

        Federal Home Loan Bank of Pittsburgh suspends dividend and capital stock repurchase.    On December 23, 2008, the Federal Home Loan Bank of Pittsburgh (also called the FHLBP) announced that it will indefinitely suspend dividend payments and repurchases of excess capital stock, due to low short-term interest rates, increased costs of maintaining liquidity and constrained access to debt markets at attractive rates. The FHLBP is a primary source of liquidity for the Bank. While the Bank does have other available sources of liquidity and credit, such as attracting additional deposits, the Federal Reserve window, and funding in the bank markets, if current economic conditions hurt the FHLBP's ability to provide liquidity and credit to the Bank, the Bank's flexibility and ability to obtain liquidity and credit on favorable terms could be hurt, which could reduce our profitability.

        Heavy Competition.    We now face strong competition from many Pennsylvania and out-of-state banking and thrift institutions, many of which have been in business for a number of years and have established customer bases. We expect to continue to face this strong competition in the future. Competition also comes from other businesses that provide financial services, including consumer loan companies, credit unions, mortgage brokers, insurance companies, securities brokerage firms, investment advisors, money market funds and other mutual funds, and private lenders. Many of these competitors have resources greater than ours. They have the advantages of an established market presence and customer base, name recognition and a greater capital base. While our strategy is to attract customers by providing personalized services and making use of the business and personal ties of our management, there is no assurance we will keep or increase market acceptance and be able to operate profitably. Many financial service providers believe our primary market area, Chester and Delaware Counties, is an attractive market because of its strong economic growth. As a result, we are experiencing intense competition in our primary marketplace. This includes attempts at new entry into the market by established competitors that had not previously done business in DNB's market area, as well as the formation of new banks with management that are experienced in DNB's market area. All of these factors may adversely impact our ability to maintain or increase our profitability.

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

        Current market developments may adversely affect our industry, businesses and results of operations.    Dramatic declines in the housing market during 2008, with falling home prices and increasing foreclosures and unemployment, have resulted in, and may continue to result in, significant write-downs of asset values by us and other financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including financial institutions.

        This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations.

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

        Risks Related to the Execution of DNB's Strategic Plan.    During the second quarter of 2008, management updated the 5-year strategic plan that was designed to reposition its balance sheet and improve core earnings. The plan calls for a reduction in the size of the investment portfolio and expansion of the loan portfolio through new originations, increased loan participations, as well as strategic loan and lease receivable purchases. We also plan to reduce debt borrowings with cash flows from existing loans and investments and from new core deposit growth. It is possible we will not be able to originate new loans or additional core deposits as quickly as planned, or that changes in interest rates will make this strategy less effective in achieving our profitability goals. If we do not achieve our balance sheet repositioning or revenue enhancement goals, our profitability may be adversely affected.

        Concentration of Voting Control.    As of March 5, 2009, William S. Latoff, our Chairman and Chief Executive Officer, owned 154,553 shares of our common stock, including 3,150 and 3,000 shares of unvested stock that will vest on November 28, 2010 and December 17, 2011, respectively. He can also obtain 53,622 additional shares of common stock by exercising options he has previously been granted by the Company. Therefore, with the shares of common stock represented by options, he potentially controls 7.38% of issued and outstanding voting stock. He has expressed his intent to purchase additional shares of our common stock in the future. We are likely to grant him additional stock options, unvested stock or other equity-based compensation that would increase his voting percentage further. As of March 5, 2009 our directors and officers as a group own a total of 306,294 shares of our common stock, including 20,401 shares of unvested stock that will vest in the future. They can also acquire 137,830 additional shares of common stock by exercising options they have been granted. With the shares of common stock represented by options granted to them, our directors and officers as a group potentially control 15.75% of our issued and outstanding voting stock. Many of our directors and officers have indicated their intent to purchase additional shares of common stock in the future. Further, it is likely they will be granted additional stock options, unvested stock or other equity-based compensation that would further increase the total voting percentage of our directors and officers. We believe ownership of stock causes our directors and officers to have the same interests as our shareholders, but it also gives them the ability to vote as shareholders for matters that are in their personal interest.

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

        We Have a Concentration of Exposure to Some Borrowers, Which Adds to our Risks.    The total amount of loans we make to a group of related borrowers is called our exposure to a borrowing relationship. As of December 31, 2008, the largest exposure we had to a group of related borrowers was $5.1 million. This equaled 11.2% of the total amount of our regulatory capital. For these purposes, our regulatory capital includes our stated capital, our capital surplus, and certain portions of our allowance for credit losses, with further adjustments, as required by our banking regulators. The standard lending limit for national banks is equal to 15% of this regulatory capital. As of December 31, 2008, our total exposure to our 10 largest borrowing relationships was approximately $46.9 million. This was approximately 103% of our regulatory capital for these purposes. Because a default on a loan to one borrower in a group of related borrowers can often result in defaults on the other loans to related borrowers, and because larger loan amounts produce more losses to a bank when they go into a default, if any of these loans goes into default and we cannot recover all we have lent, there is a greater risk that a default on these loans will produce a greater loss, and consequently a greater reduction in our profitability. If the total exposure to a few borrowing relationships gets too big in relation to a bank's capital, it increases the risk that loan defaults on those borrowing relationships will reduce the bank's capital. Without enough capital, a bank cannot operate profitably and may be subject to regulatory enforcement action.

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

        Here are some risks that do not directly affect our business operations but could affect the value of an investment in DNB Common Stock:

        Our participation in the U.S. Treasury's CPP imposes restrictions and obligations on us that limit our ability to increase dividends, repurchase shares of our common stock and access the equity capital markets.    On January 30, 2009 DNB issued and sold preferred stock and a warrant to purchase our common stock to the U.S. Treasury as part of its CPP. Prior to January 30, 2012, unless we have redeemed all of the preferred stock or the U.S. Treasury has transferred all of the preferred stock to a third party, the agreement pursuant to which such securities were sold, among other things, limits the quarterly payment of dividends on our common stock to $0.13 per share (our current quarterly dividend rate is $.065 per share) without prior regulatory approval, limits our ability to repurchase shares of our common stock (with certain exceptions, including the repurchase of our common stock to offset share dilution from equity-based compensation awards), and grants the holders of such securities certain registration rights which, in certain circumstances, impose lock-up periods during which we would be unable to issue equity securities.

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

        On a Liquidation or in Certain Other Cases, Our Debt Holders May Hold Rights Superior to Shareholders.    We have issued cumulative perpetual preferred stock and trust preferred securities that constitute indebtedness. These securities contain covenants requiring us to repay the debt with interest. If we fail to do so, the holders of that debt will have rights to seek repayment, and their claims on our assets will have priority over your claim as a shareholder.

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

        Current levels of market volatility may hurt the value of our stock.    Due to the adverse market and economic conditions described above, the market price for our common shares may fluctuate substantially. This may prevent us from taking advantage of acquisition opportunities. It may also hurt our ability to attract and retain executive talent, who are often provided incentive compensation related to our financial success.

Item 1B.        Unresolved Staff Comments

        Not applicable.

Item 2.        Properties

        The main office of the Bank is located at 4 Brandywine Avenue, Downingtown, Pennsylvania 19335. The Registrant's registered office is also at this location. The Registrant pays no rent or other form of consideration for the use of the Bank's main office as its principal executive office. The Bank leases its operations center located at 104 Brandywine Avenue, Downingtown. With the exception of the Chadds Ford office, West Goshen office, Exton office, West Chester office and limited service offices in Media and at the Tel Hai Retirement Community, all of which are leased, the Bank owns all of its existing branches as described below which had a net book value of $7.2 million including leasehold improvements at December 31, 2008. The Bank's trust department and wealth management unit, operating under the name, "DNB Advisors," have offices in the Bank's Exton Office.

        The bank has thirteen offices located in Chester and Delaware Counties, Pennsylvania. In addition to the Main Office discussed above, they are:

Office	Office Location	Owned/Leased
Caln	1835 East Lincoln Highway, Coatesville	Owned
Chadds Ford	300 Oakland Road, West Chester	Leased
East End	701 East Lancaster Avenue, Downingtown	Owned
Exton	410 Exton Square Parkway, Exton	Leased
Kennett Square	215 E. Cypress Street, Kennett Square	Owned
Lionville	Intersection of Route 100 and Welsh Pool Road, Exton	Owned
Little Washington	Route 322 and Culbertson Run Road, Downingtown	Owned
Ludwig's Corner	Intersection of Routes 100 and 401, Chester Springs	Owned
Media	200 E. State Street, Suite 208, Media (Limited Service)	Leased
Tel Hai	Tel Hai Retirement Community, Honey Brook (Limited Service)	Leased
West Goshen	1115 West Chester Pike, West Chester	Leased
West Chester	2 North Church Street, West Chester	Leased

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

        None.

Part II

Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Price of and Dividends on Registrant's Common Equity

        DNB Financial Corporation's common stock, par value $1.00 per share, is listed for trading on NASDAQ under the symbol DNBF. Current price information is available from account executives at most brokerage firms as well as the firms listed at the back of this report who are market makers of DNB's common stock. There were approximately 1,100 stockholders who owned 2.6 million shares of common stock outstanding at March 9, 2009. Quarterly high and low sales prices are set forth below:

	2008		2007
	High	Low	High	Low

First quarter	$18.00	$13.31	$19.52	$18.19
Second quarter	15.00	13.75	19.52	18.70
Third quarter	14.50	10.55	19.05	16.19
Fourth quarter	11.25	8.00	18.57	14.50

        The information required with respect to the frequency and amount of the Registrant's cash dividends declared on each class of its common equity for the two most recent fiscal years is set forth in the section of this report titled, "Item 6 — Selected Financial Data" on page 24.

        The information required with respect to securities authorized for issuance under the Registrant's equity compensation plans is set forth in "Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" on page 88.

(b) Recent Sales of Unregistered Securities

        On January 30, 2009, as part of the CPP administered by the United States Department of the Treasury, DNB Financial Corporation entered into a Letter Agreement and a Securities Purchase Agreement with the U.S. Treasury, pursuant to which the DNB issued and sold on January 30, 2009, and the U.S. Treasury purchased for cash on that date (i) 11,750 shares of the DNB's Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008A, par value $10.00 per share, having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant to purchase up to 186,311 shares of the DNB's common stock, $1.00 par value, at an exercise price of $9.46 per share, for an aggregate purchase price of $11,750,000 in cash. This transaction closed on January 30, 2009. The issuance and sale of these securities was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

(c) Purchases of Equity Securities by the Registrant and Affiliated Purchasers

        The following table provides information on repurchases by or on behalf of DNB or any "affiliated purchaser" (as defined in Regulation 10b-18(a)(3)) of its common stock in each month of the quarter ended December 31, 2008

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2008 – October 31, 2008	300	$12.92	300	65,970
November 1, 2008 – November 30, 2008	—	—	—	65,970
December 1, 2008 – December 31, 2008	400	9.82	400	65,570

Total	700	$11.15	700

        On July 25, 2001, DNB authorized the buyback of up to 175,000 shares of its common stock over an indefinite period. On August 27, 2004, DNB increased the buyback from 175,000 to 325,000 shares of its common stock over an indefinite period. As more fully discussed beginning on page 2 in the "Supervision and Regulation" section of Item 1. "Business" of this Annual Report on Form 10-K, the Company's ability to repurchase its common stock is limited by the terms of the Purchase Agreement between DNB and the U.S. Treasury. Under the CPP, prior to the earlier of (i) January 30, 2012, or (ii) the date on which the Series A Preferred Stock is redeemed in whole or the U.S. Treasury has transferred all of the Series A Preferred Stock to unaffiliated third parties, the consent of the U.S. Treasury is required to repurchase any shares of common stock except in connection with benefit plans in the ordinary course of business and certain other limited exceptions.

(d) Corporation Performance Graph

        The following graph presents the 5 year cumulative total return on DNB Financial Corporation's common stock, compared to the S&P 500 Index and the S&P 500 Financial Index for the 5 year period ended December 31, 2008. The comparison assumes that $100 was invested in the Corporation's common stock and each of the foregoing indices and that all dividends have been reinvested.

CORPORATION PERFORMANCE
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
AMONG DNB FINANCIAL CORP., the S&P 500 INDEX & the S&P 500 FINANCIAL INDEX

Item 6.        Selected Financial Data

The selected financial data set forth below is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto, contained elsewhere herein.

	At or For the Year Ended December 31 (Dollars in thousands, except share data)
	2008	2007	2006	2005	2004

RESULTS OF OPERATIONS
Interest income	$28,262	$30,237	$28,249	$23,427	$20,233
Interest expense	13,048	15,417	13,368	9,313	6,833

Net interest income	15,214	14,820	14,881	14,114	13,400
Provision for credit losses	2,018	60	—	—	—
Other non-interest income	4,408	4,003	3,414	2,356	2,940
Other-than-temporary impairment charge	—	—	—	—	(2,349)

Total non-interest income	4,408	4,003	3,414	2,356	591
Non-interest expense	16,731	16,589	16,507	14,411	13,189

Income before income taxes	873	2,174	1,788	2,059	802

Income tax expense (benefit)	64	372	41	(89)	504

Net income	$809	$1,802	$1,747	$2,148	$298

PER SHARE DATA*
Basic earnings	$0.31	$0.69	$0.67	$0.92	$0.12
Diluted earnings	0.31	0.69	0.66	0.91	0.12
Cash dividends	0.46	0.50	0.47	0.45	0.43
Book value	11.53	12.55	11.94	11.83	10.34
Weighted average
Common shares outstanding — basic	2,602,902	2,614,417	2,625,182	2,332,552	2,292,473
FINANCIAL CONDITION
Total assets	$533,447	$545,840	$525,242	$473,046	$441,059
Loans and leases	336,454	309,342	329,466	288,130	232,577
Allowance for credit losses	4,586	3,891	4,226	4,420	4,436
Deposits	408,470	412,920	381,027	339,627	323,144
Borrowings	90,123	89,877	110,538	99,880	90,643
Stockholders' equity	30,058	32,635	31,411	30,186	24,738
SELECTED RATIOS
Return on average stockholders' equity	2.51%	5.96%	5.73%	8.31%	1.16%
Return on average assets	0.15	0.36	0.35	0.48	0.07
Average equity to average assets	5.98	6.02	6.18	5.77	6.05
Loans to deposits	82.37	74.92	86.47	84.84	71.97
Dividend payout ratio	146.56	72.17	71.37	49.39	334.34
*
Per share data and shares outstanding have been adjusted for the 5% stock dividends in December of 2007, 2006, 2005 and 2004.

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

        Highlights of DNB's results for the year-end December 31, 2008 include:

    •
    Steady growth in loans — up $27.1 million or 8.8%

    •
    Control of non-interest expenses — increase over 2007 of less than 1%

    •
    Renovated our Main office in Downingtown

        The global and U.S. economies are experiencing significantly reduced business activity as a result of disruptions in the financial system during the past year. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. As a result of the recession, retail customers may delay borrowing from DNB as unemployment increases and the value of existing homes decline and the availability to borrow against equity diminishes. As the U.S. economy moves through a period of recession, delinquencies will rise as the value of homes decline and DNB's borrowers experience financial difficulty due to corporate downsizing, reduced sales, or other negative events which may impact their ability to meet their contractual loan payments. As a result of these negative trends in the economy and their impact on our borrowers' ability to repay their loans, DNB made a $2.0 million provision in 2008 in response to DNB's increased level of non-performing assets which grew $5.8 million to $7.7 million at December 31, 2008, compared to $1.9 million at December 31, 2007. During the last quarter of the year, management decided to reduce the size of DNB's balance sheet and increase the amount of its liquid assets to strengthen its financial position at a time of unprecedented economic turmoil. Management reduced the size of the investment securities portfolio from $174.5 million at September 30, 2008 to $124.1 million at December 31, 2008. This resulted in an increase in federal funds sold to $38.3 million at December 31,

2008, from $361,000 at September 30, 2008. In addition, DNB's net interest margin has been impacted by these changes in the economy. Management has been aggressive in managing our cost of funds during the year by implementing carefully planned pricing strategies, designed to offset the decline in rates on earning assets, while matching liquidity needs. Our composite cost of funds for 2008 dropped 76 basis points to 2.86%, from 3.62% in 2007. Our net interest margin however declined from 3.14% in 2007 to 3.00% in 2008 because of falling short term rates and higher levels of non-performing assets.

        Earnings. For the year ended December 31, 2008, DNB reported net income of $809,000, a decrease of $993,000 from the $1.8 million reported for the year ended December 31, 2007, or $0.31 per share versus $0.69 per share, respectively, on a fully diluted basis. DNB's earnings were impacted by higher provisions for credit losses, which in 2008 totaled $2.0 million, compared to $60,000 in 2007. Also, economic conditions challenging all commercial banking institutions affected 2008 earnings — the current recession, higher levels of non-performing assets and delinquencies, as well as continued pricing competition on loans and deposits.

        The following table sets forth selected quarterly financial data and earnings per share for the periods indicated. Per share data have been adjusted for the five percent (5%) stock dividend paid in 2007.

Quarterly Financial Data (Dollars in thousands, except per share data)	2008				2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$6,912	$7,194	$6,883	$7,272	$7,745	$7,533	$7,487	$7,472
Interest expense	3,085	3,205	3,049	3,709	4,158	3,845	3,714	3,700

Net interest income	3,827	3,989	3,834	3,563	3,587	3,688	3,773	3,772
Provision for credit losses	777	727	454	60	60	—	—	—
Net interest income before credit losses	3,050	3,262	3,380	3,503	3,527	3,688	3,773	3,772

Non-interest income	919	903	1,387	1,200	1,071	1,060	904	968
Non-interest expense	4,275	4,031	4,231	4,194	4,079	4,154	4,225	4,131

Income (loss) before income taxes	(306)	134	536	509	519	594	452	609
Income tax expense (benefit)	(76)	(65)	105	100	104	120	74	74

Net income (loss)	$(230)	$199	$431	$409	$415	$474	$378	$535

Basic earnings (loss) per share	$(0.09)	$ 0.08	$ 0.17	$ 0.16	$ 0.16	$ 0.18	$ 0.14	$ 0.20

Diluted earnings (loss) per share	(0.09)	0.08	0.17	0.16	0.16	0.18	0.14	0.20

Cash dividends per share	$0.065	$0.130	$0.130	$0.130	$0.124	$0.124	$0.124	$0.124

Asset Quality. Non-performing assets were $7.7 million at December 31, 2008 compared to $1.9 million at December 31, 2007. As of December 31, 2008, the non-performing loans to total loans ratio increased to .81% compared to .60% at December 31, 2007. The non-performing assets to total assets ratio increased to 1.45% at December 31, 2008, compared to .34% at December 31, 2007. The allowance for credit losses was $4.6 million at December 31, 2008, compared to $3.9 million at December 31, 2007. The allowance to total loans was 1.36% at December 31, 2008 compared to 1.26% at December 31, 2007. DNB's delinquency ratio (total delinquent loans and leases to total loans and leases) was 1.64% at December 31, 2008, up from 1.39% at December 31, 2007. Delinquencies increased during 2008 in the residential mortgage and commercial loan portfolios. As the U.S. and global economies deal with the current recession, it is possible that delinquencies may rise as the value of real estate declines further and DNB's borrowers experience financial difficulty due to corporate downsizing, stock market declines, reduced sales, or other negative events which may impact their ability to meet their contractual loan payments.

II.    Overview of Financial Condition — Major Changes and Trends

        At December 31, 2008, DNB had consolidated assets of $533.4 million and a Tier I/Leverage Capital Ratio of 7.46%. Loans and leases comprise 67.4% of earning assets, while investments and federal funds sold constitute the remainder. During 2008, assets decreased $12.4 million to $533.4 million at December 31, 2008, compared to $545.8 million at December 31, 2007. Investment securities decreased $46.8 million to $124.1 million, while the loan and lease portfolio increased $27.1 million, or 8.76%, to $336.5 million. Deposits decreased $4.5 million to $408.5 million at December 31, 2008. DNB's liabilities are comprised of a high level of core deposits with a low cost of funds in addition to a moderate level of borrowings with costs that are more volatile than core deposits. During 2008, falling short term rates contributed to margin compression, and a higher provision for credit losses brought about by increased levels of non-performing assets, contributed to a lower level of earnings.

Comprehensive 5-Year Plan. During the second quarter of 2008, management updated the 5-year strategic plan that was designed to reposition its balance sheet and improve core earnings. Through the plan, which covers years 2008 through 2012, management will endeavor to expand its loan portfolio through new originations, increased loan participations, as well as strategic loan and lease receivable purchases. Management also plans to reduce the absolute level of borrowings with cash flows from existing loans and investments as well as from new deposit growth. A discussion on DNB's Key Strategies follows below:

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

  •
  Grow loans and diversify the mix

  •
  Reduce long-term borrowings

  •
  Focus on profitable customer segments

  •
  Grow and diversify non-interest income

  •
  Focus on reducing DNB's cost of funds by changing DNB's mix of deposits

  •
  Focus on cost containment and improving operational efficiencies

Strategic Plan Update. During 2008, management focused on expense control as well as strengthening DNB's capital and liquidity positions. Non-interest expenses increased less than 1% year over year and Total Risk Based Capital stood at 12.05% at December 31, 2008. In addition, DNB grew loans by $27.1 million or 8.76% during 2008 and reduced its composite cost of funds from 3.26% in 2007 to 2.86% in 2008.

        Management's strategies are designed to direct DNB's tactical investment decisions and support financial objectives. DNB's most significant revenue source continues to be net interest income, defined as total interest income less interest expense, which in 2008 accounted for approximately 77.5% of total revenue. To produce net interest income and consistent earnings growth over the long-term, DNB must generate loan and deposit growth at acceptable economic spreads within its market area. To generate and grow loans and deposits, DNB must focus on a number of areas including, but not limited to, the economy, branch expansion, sales practices, customer satisfaction and retention, competition, customer behavior, technology, product innovation and credit performance of its customers.

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

        On January 30, 2009, as part of the CPP administered by the United States Department of the Treasury, DNB Financial Corporation entered into a Letter Agreement and a Securities Purchase Agreement with the U.S. Treasury. The addition of the $11,750,000 in capital will enhance DNB's strong capital position and allow us to aid local communities by increasing our lending capacity. (See additional discussion in Other Recent Legislation and Regulatory Actions, on page 4 of this Form 10-K).

III.  DNB's Principal Products and Services

Loans and Lending Services. DNB's primary source of earnings and cash flows is derived from its lending function. More than sixty-eight percent of DNB's portfolio relates to commercial loans and lease products. DNB focuses on providing these products to small to mid-size businesses throughout Chester and Delaware Counties. In keeping with DNB's goal to match customer business initiatives with products designed to meet their needs, DNB offers a wide variety of fixed and variable rate loans that are priced competitively. DNB serves this market by providing funds for the purchase of business property or ventures, working capital lines, lease financing for equipment and for a variety of other purposes. The commercial loan and lease portfolios amounted to $229.0 million or 68.1% of total loans as of December 31, 2008.

        As a community bank, DNB also serves consumers by providing home equity and home mortgages, as well as term loans for the purchase of consumer goods. During the current economic environment, demand for consumer home equity loan products has declined, however consumer loans grew 12.1% from the prior year due to a strategic loan purchase.

        In addition to providing funds to customers, DNB also provides a variety of services to its commercial customers. These services, such as cash management, remote capture, commercial sweep accounts, internet banking, letters of credit and other lending services are designed to meet our customer needs and help them become successful. DNB provides these services to assist its customers in obtaining financing, securing business opportunities, providing access to new resources and managing cash flows.

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

Non-Deposit Products and Services. DNB offers non-deposit products and services through its subsidiaries under the names "DNB Financial Services" ("DNBFS") and "DNB Advisors." Revenues under these entities were $820,000, $859,000 and $707,000 or 4.12%, 4.58% and 3.90% of total revenues for 2008, 2007 and 2006, respectively.

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

        The principal objective of DNB's interest rate risk management is to evaluate the interest rate risk included in certain on and off balance sheet accounts, determine the level of risk appropriate given DNB's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with approved guidelines. Through such management, DNB seeks to reduce the vulnerability of its operations to changes in interest rates. DNB's Asset Liability Committee (the "ALCO") is responsible for reviewing DNB's asset/liability policies and interest rate risk position and making decisions involving asset liability considerations. The ALCO meets on a monthly basis and reports trends and DNB's interest rate risk position to the Board of Directors. The extent of the movement of interest rates is an uncertainty that could have a negative impact on DNB's earnings. (See additional discussion in Item 7a. Quantitative and Qualitative Disclosures About Market Risk on page 52 of this Form 10-K.)

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

	December 31

	2008	2007	2006	2005	2004	2003

Prime	3.25%	7.25%	8.25%	7.25%	5.25%	4.00%
Federal Funds Sold ("FFS")	.25	4.25	5.25	4.25	2.25	1.00
6 month U.S. Treasury	.27	3.51	5.08	4.25	2.56	1.00

	Historical Yield Spread December 31

	2008	2007	2006	2005	2004	2003

FFS to 5 Year U.S. Treasury	1.30%	-0.62%	-0.56%	0.10%	1.38%	2.25%
FFS to 10 Year U.S. Treasury	2.00	-0.04	-0.55	0.14	1.99	3.27

        In general, financial institutions price their fixed rate loans off of 5 and 10 year treasuries and price their deposits off of shorter indices, like the federal funds rate. As you can see in the table above, the spread between the Federal Funds Sold rate and the 5 and 10 year treasuries has gone from 2.25% and 3.27% at the end of 2003 to 1.30% and 2.00%, respectively at the end of 2008. As a result of the compression between long and short term rates, many banks, including DNB, have seen their net interest margin decline during the last 5 years.

        The table below provides, for the periods indicated, information regarding: (i) DNB's average balance sheet; (ii) the total dollar amounts of interest income from interest-earning assets and the resulting average yields (tax-exempt yields have been adjusted to a tax equivalent basis using a 34% tax rate); (iii) the total dollar amounts of interest expense on interest-bearing liabilities and the resulting average costs; (iv) net interest income; (v) net interest rate spread; and (vi) net interest margin. Average balances were calculated based on daily balances. Non-accrual loan balances are included in total loans. Loan fees and costs are included in interest on total loans.

Average Balances, Rates, and Interest Income and Expense
(Dollars in thousands)

	Year Ended December 31
	2008			2007			2006
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

ASSETS
Interest-earning assets:
Investment securities:
Taxable	$159,724	$7,895	4.94%	$127,416	$6,136	4.82%	$109,027	$4,699	4.31%
Tax-exempt	4,527	263	5.81	15,014	906	6.04	31,989	1,924	6.01

Total securities	164,251	8,158	4.97	142,430	7,042	4.94	141,016	6,623	4.70
Cash and cash equivalents	30,576	468	1.53	23,566	849	3.60	13,853	347	2.51
Total loans and leases	322,015	19,904	6.18	322,381	22,838	7.08	321,289	22,110	6.88

Total interest-earning assets	516,842	28,530	5.52	488,377	30,729	6.29	476,158	29,080	6.11
Non-interest-earning assets	21,633			19,447			17,297

Total assets	$538,475			$507,824			$493,455

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Savings deposits	$238,890	$4,193	1.76%	$210,572	$4,841	2.30%	$211,647	$4,257	2.01%
Time deposits	128,158	4,704	3.67	131,133	6,172	4.71	96,964	3,870	3.99

Total interest-bearing deposits	367,048	8,897	2.42	341,705	11,013	3.22	308,611	8,127	2.63
Federal funds purchased	166	4	2.34	263	15	5.52	799	43	5.38
Repurchase agreements	20,496	521	2.54	33,871	1,263	3.73	38,920	1,535	3.94
FHLB advances	58,108	2,907	5.00	39,724	2,303	5.80	50,843	2,852	5.61
Other borrowings	9,947	719	7.23	9,961	824	8.27	9,974	811	8.13

Total interest-bearing liabilities	455,765	13,048	2.86	425,524	15,417	3.62	409,147	13,368	3.27
Demand deposits	46,237			47,675			50,595
Other liabilities	4,284			3,705			3,241
Stockholders' equity	32,189			30,920			30,472

Total liabilities and stockholders' equity	$538,475			$507,824			$493,455

Net interest income		$15,482			$15,312			$15,712

Interest rate spread			2.66%			2.67%			2.84%

Net interest margin			3.00%			3.14%			3.30%

2.    Rate / Volume Analysis

        During 2008, net interest income, before the provision for credit losses, increased $171,000 or 1.1% on a tax equivalent basis, to $15.5 million, from $15.3 million in 2007. As shown in the Rate/Volume Analysis below, $108,000 was attributable to volume changes and $63,000 to rate changes. The volume changes were mostly attributable to increased levels of investment securities of $988,000 and lower levels of repurchase agreements of $340,000, offset by increased levels of FHLB advances of $919,000 and increased levels of savings deposits of $497,000. The average balance of investments securities was $164.3 million in 2008 compared to $142.4 million in 2007. The average balance of repurchase agreements was $20.5 million in 2008 compared to $33.9 million in 2007. The average balance of FHLB advances was $58.1 million in 2008 compared to $39.7 million in 2007. The average balance of savings deposits was $238.9 million in 2008 compared to $210.6 million in 2007. The decrease in yields on interest-bearing assets and the decrease in rates on interest-bearing liabilities offset each other, resulting in a slight $63,000 difference. The tax equivalent yield on loans and leases in 2008 was 6.18%, compared to 7.08% in 2007. The tax equivalent yield on securities was relatively flat at 4.97% in 2008 and 4.94% in 2007. The change due to rate on savings deposits was $1.1 million which had an average rate of 1.76% in 2008 and 2.30% in 2007. The change due to rate on time deposits was $1.4 million which had an average rate of 3.67% in 2008 and 4.71% in 2007. DNB's composite cost of funds decreased to 2.86% in 2008 compared to 3.62% in 2007.

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

        The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense for the periods noted (tax-exempt yields have been adjusted to a tax equivalent basis using a 34% tax rate). For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (i) changes in rate (change in rate multiplied by old volume) and (ii) changes in volume (change in volume multiplied by new rate). The net change attributable to the combined impact of rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

Rate / Volume Analysis
(Dollars in thousands)

	2008 Versus 2007			2007 Versus 2006
	Change Due To			Change Due To
	Rate	Volume	Total	Rate	Volume	Total

Interest-earning assets:
Loans and leases	$(2,911)	$(23)	$(2,934)	$651	$77	$728
Investment securities:
Taxable	162	1,597	1,759	551	886	1,437
Tax-exempt	(34)	(609)	(643)	7	(1,025)	(1,018)
Cash and cash equivalents	(488)	107	(381)	152	350	502

Total	(3,271)	1,072	(2,199)	1,361	288	1,649

Interest-bearing liabilities:
Savings deposits	(1,145)	497	(648)	609	(25)	584
Time deposits	(1,359)	(109)	(1,468)	694	1,608	2,302
Federal funds purchased	(8)	(2)	(10)	1	(30)	(29)
Repurchase agreements	(403)	(340)	(743)	(83)	(188)	(271)
FHLB advances	(315)	919	604	94	(644)	(550)
Other borrowings	(104)	(1)	(105)	14	(1)	13

Total	(3,334)	964	(2,370)	1,329	720	2,049

Net interest income	$63	$108	$171	$32	$(432)	$(400)

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

        DNB reports its callable agency and callable municipal investments ($27.5 million at December 31, 2008) and callable FHLB advances ($35 million at December 31, 2008) at their Option Adjusted Spread ("OAS") effective duration date, as opposed to the call or maturity date. In management's opinion, using effective duration dates on callable securities and advances provides a better estimate of the option exercise date under any interest rate environment. The OAS methodology is an approach whereby the likelihood of option exercise takes into account the coupon on the security, the distance to the call date, the maturity date and current interest rate volatility. In addition, prepayment assumptions derived from historical data have been applied to mortgage-related securities, which are included in investments. (See additional discussion in Item 7a. Quantitative and Qualitative Disclosures About Market Risk on page 52 of this Form 10-K.)

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

C.    Credit Risk Management

        DNB defines credit risk as the risk of default by a customer or counter-party. The objective of DNB's credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis as well as to limit the risk of loss resulting from an individual customer default. Credit risk is managed through a combination of underwriting, documentation and collection standards. DNB's credit risk management strategy calls for regular credit examinations and quarterly management reviews of large credit exposures and credits experiencing credit quality deterioration. DNB's loan review procedures provide objective assessments of the quality of underwriting, documentation, risk grading and charge-off procedures, as well as an assessment of the allowance for credit loss reserve analysis process. As the U.S. economy moves through a period of recession, it is possible that delinquencies and non-performing assets may rise as the value of homes decline and DNB's borrowers experience financial difficulty due to corporate downsizing, reduced sales, or other negative events which will impact their ability to meet their contractual loan payments. To minimize the impact on DNB's earnings and maintain sound credit quality, management continues to aggressively monitor credit and credit relationships that may be impacted by such adverse factors.

D.    Competition

        In addition to the challenges related to the interest rate environment, community banks in Chester and Delaware Counties have been experiencing increased competition from large regional and international banks entering DNB's marketplace through mergers and acquisitions. Competition for loans and deposits has negatively affected DNB's net interest margin. To compensate for the increased competition, DNB, along with other area community banks, has aggressively sought and marketed customers who have been disenfranchised by these mergers. To attract these customers, DNB has introduced new deposit products, such as Rewards Checking, Credit Cards as well as Executive and employee packages. In addition, DNB has introduced Remote Capture to our commercial customers to expedite their collection of funds.

E.    Bank Secrecy Act/OFAC/Patriot Act Implementation

        Management of the Bank had previously determined that its BSA compliance program needed to be improved to a level commensurate with BSA, OFAC and Patriot Act related risks to which the Bank is exposed. An action plan was developed and implemented to strengthen the Bank's compliance. It is management's goal that these improvements to the BSA compliance program will address the Bank's BSA compliance needs in order to establish the Bank as an institution that will not pose a target to those who would use the U.S. financial system to further criminal or terrorist ends. However, there is no assurance that the Bank's improved compliance plan will eliminate all risks related to BSA, OFAC and Patriot Act because those regulatory requirements are dynamic and complex and must be continually reassessed in light of the changing environment in which they operate. During 2008, DNB continued its efforts to strengthen its BSA policies, procedures and systems to ensure compliance with OFAC regulations.

V.     Recent Developments

A.    Accounting Developments Affecting DNB

        FASB Statement No. 157    In September 2006, the FASB issued FASB Statement No. 157 — "Fair Value Measurements" ("Statement 157"). Statement 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. The Statement applies only to fair-value measurements that are already required or permitted by other accounting standards. Statement 157 is effective for fair-value measures already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. DNB did not early adopt FASB Statement No. 157. The adoption of SFAS No. 157 did not have a material impact on DNB's consolidated financial statements.

        FSP FAS No. 157-1 and FSP FAS No. 157-2    In February 2008, the FASB issued two Staff Positions (FSPs) on Statement No. 157: FSP 157-1 "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13," and FSP 157-2, "Effective Date of FASB Statement No. 157." FSP 157-1 excludes fair value measurements related to leases from the disclosure requirements of Statement No. 157. FSP 157-2 delays the effective date of Statement No. 157 for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. DNB is applying the deferral guidance in FSP 157-2, and accordingly, has not applied the non-recurring disclosure to non-financial assets or non-financial liabilities valued at fair value on a non-recurring basis.

        FSP FAS No. 157-3    In October 2008, the FASB issued FSP FAS No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active". FSP FAS No. 157-3 clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, and was therefore effective for the consolidated financial statements included in the Company's quarterly report for the period ended September 30, 2008. The adoption of FSP FAS No. 157-3 did not have a material impact on DNB's consolidated financial statements.

        FASB Statement No. 159    In February 2007, the FASB issued FASB Statement No. 159 — "The Fair Value Option for Financial Assets and Liabilities — Including an Amendment of FASB Statement No. 115" ("Statement 159"). Statement 159 permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings without having to apply complex hedge accounting provisions. Statement 159 became effective January 1, 2008 and did not have a material impact on DNB's consolidated financial statements upon adoption.

        FASB Statement No. 160    In December 2007, the FASB issued FASB Statement No. 160 — "Noncontrolling Interest in Consolidated Financial Statements — Including an Amendment of ARB No. 51" ("Statement 160"). Statement 160 improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the de-consolidation of a subsidiary. Statement 160 is effective as of the beginning of an entity's first fiscal year that begins on or after December 15, 2008. Early adoption is prohibited. DNB does not expect that this statement will have a material impact on DNB's consolidated financial statements upon adoption.

        FASB Statement No. 161    In March 2008, the FASB issued FASB Statement No. 161 — "Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133" ("Statement 161"). Statement 161 amends Statement No. 133 and its related guidance by requiring expanded disclosures about derivative instruments and hedging activities. This Statement will require DNB to provide additional disclosure about a) how and why we use derivative instruments; b) how we account for derivative instruments and related hedged items under SFAS No. 133 and its related interpretations; and c) how derivative instruments and related hedged items effect our financial condition, financial performance, and cash flows. Statement 161 does not change the accounting for derivatives under SFAS No. 133. DNB does not currently engage in derivative instruments and hedging activities.

        FASB Statement No. 141 (revised)    In December 2007, FASB issued FASB Statement No. 141 (revised 2007), "Business Combinations" ("Statement 141R). Statement 141R retains the fundamental requirement of FASB Statement No. 141 that the acquisition method of accounting be used for all business combinations. However, Statement 141R does make significant changes to the accounting for a business combination achieved in stages, the treatment of contingent consideration, transaction and restructuring costs, and other aspects of business combination accounting. Statement 141R became effective with the fiscal year that began on January 1, 2009, and will change DNB's accounting treatment for business combinations on a prospective basis.

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

        FIN 48    In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" — an interpretation of FASB Statement No. 109 (FIN 48). This interpretation of FASB Statement 109 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation was effective on January 1, 2007. The adoption of FIN 48 did not have a significant impact on DNB's consolidated financial statements.

        SAB No. 109    In November 2007, the SEC issued Staff Accounting Bulletin No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings" ("SAB 109"). SAB 109 supersedes SAB No. 105, "Loan Commitments Accounted for as Derivative Instruments," and expresses the view that expected net future cash flows related to the servicing of loans should be included in the fair value measurement of all written loan commitments that are accounted for at fair value through earnings.

SAB 109 retains the views in SAB No. 105 that internally developed intangible assets (such as client relationship intangible assets) should not be included in the fair value measurement of derivative loan commitments. SAB 109 was effective on January 1, 2008. DNB concluded that SAB 109 did not have a material effect on its consolidated financial statements upon adoption.

        SAB No. 110    In December 2007, the SEC issued Staff Accounting Bulletin No. 110, "Certain Assumptions Used in Valuation Methods" ("SAB No. 110"), which extends the use of the "simplified" method, under certain circumstances, in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123R.DNB determined SAB 110 did not affect DNB's consolidated financial statements upon adoption.

        FSP FAS 132(R)-1    In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP 132(R)-1"). This FSP amends FASB Statement No. 132(R), "Employer's Disclosures about Pensions and Other Postretirement Benefits" ("FAS 132(R)"), to require additional disclosures about assets held in an employer's defined benefit pension or other postretirement plan. This FSP is applicable to an employer that is subject to the disclosure requirements of FAS 132(R) and is generally effective for fiscal years ending after December 15, 2009. DNB is in the process of reviewing the potential impact of FSP 132(R)-1; however, the adoption of FSP 132(R)-1 is not expected to have a material impact on DNB's consolidated financial statements.

VI.    Critical Accounting Policies and Estimates

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

        Management uses significant estimates to determine the allowance for credit losses. Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB's control, management's estimate of the amount necessary to absorb credit losses and actual credit losses could differ. DNB's current judgment is that the allowance for credit losses remains appropriate at December 31, 2008.

VIII.  2008 Financial Results

A.    Liquidity

        Management maintains liquidity to meet depositors' needs for funds, to satisfy or fund loan commitments, and for other operating purposes. DNB's foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding. Primary liquidity includes investments, Federal funds sold, and interest-bearing cash balances, less pledged securities. DNB also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios. In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $140.3 million at December 31, 2008. Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

        As of December 31, 2008, deposits totaled $408.5 million, down $4.5 million from $412.9 million at December 31, 2007. There were approximately $128.2 million in certificates of deposit (including IRAs) scheduled to mature during the next twelve months. At December 31, 2008, DNB had $55.3 million in un-funded loan commitments. In addition, there was $3.0 million in un-funded letters of credit. Management anticipates the majority of these commitments will be funded by means of normal cash flows.

        The following table sets forth the composition of DNB's deposits at the dates indicated.

Deposits By Major Classification
(Dollars in thousands)

	December 31
	2008	2007	2006	2005	2004

Non-interest-bearing deposits	$45,503	$48,741	$50,852	$51,407	$53,402
Interest-bearing deposits:
NOW	106,623	82,912	82,579	78,664	79,527
Money market	81,742	93,029	66,352	45,390	42,199
Savings	32,895	38,362	54,956	77,216	77,897
Certificates	124,665	133,530	108,970	70,621	53,558
IRA	17,042	16,346	17,318	16,329	16,561

Total deposits	$408,470	$412,920	$381,027	$339,627	$323,144

  Capital Resources and Adequacy

        Stockholders' equity was $30.1 million at December 31, 2008 compared to $32.6 million at December 31, 2007. The decrease in stockholders' equity was primarily the result of a $1.3 million, net-of-tax adjustment on the available for sale investment securities portfolio, unrealized actuarial losses on DNB's pension totaling $1.1 million and dividends on DNB's common stock totaling $1.2 million. These decreases were partially offset by year-to-date earnings totaling $809,000.

        Management believes that the Corporation and the Bank have each met the definition of "well capitalized" for regulatory purposes on December 31, 2008. The Bank's capital category is determined for the purposes of applying the bank regulators' "prompt corrective action" regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of the Corporation's or the Bank's overall financial condition or prospects. The Corporation's capital exceeds the Federal Reserve Bank's ("FRB's") minimum leverage ratio requirements for bank holding companies (see additional discussion in Regulatory Matters — Footnote 17 to DNB's consolidated financial statements).

        Under federal banking laws and regulations, DNB and the Bank are required to maintain minimum capital as determined by certain regulatory ratios. Capital adequacy for regulatory purposes, and the capital category assigned to an institution by its regulators, may be determinative of an institution's overall financial condition.

        In addition, the FRB's leverage ratio rules require bank holding companies to maintain a minimum level of "primary capital" to total assets of 5.5% and a minimum level of "total capital" to total assets of 6%. For this purpose, (i) "primary capital" includes, among other items, common stock, certain perpetual debt instruments such as eligible Trust Preferred Securities, contingency and other capital reserves, and the allowance for credit losses, (ii) "total capital" includes, among other things, certain subordinated debt, and "total assets" is increased by the allowance for credit losses. Both DNB and the Bank would be deemed to be "well capitalized" for regulatory purposes.

        On January 30, 2009, as part of the CPP administered by the United States Department of the Treasury, DNB Financial Corporation entered into a Letter Agreement and a Securities Purchase Agreement with the U.S. Treasury (see additional discussion in Other Recent Legislation and Regulatory Actions, on page 4 of this Form 10-K).

B.    Results of Operations

1.    Summary of Performance

(a)    Summary of Results

        For the year ended December 31, 2008, DNB reported net income of $809,000 versus $1.8 million for 2007. Per share earnings on a fully diluted basis were $0.31, down from $0.69 for the prior year.

        DNB's earnings were impacted by the general economic conditions challenging all commercial banking institutions — the current global and U.S. recession, dramatic declines in the housing market, falling home prices, increased foreclosures and unemployment. During the year, management focused on expense control and adherence to sound underwriting standards. In addition, management decided to reduce the size of DNB's balance sheet and increase the amount of its liquid assets to strengthen its financial position in a time of unprecedented economic turmoil. During 2008, DNB continued to recognize the benefits of the efficiency study it undertook in 2006 as operating expenses increased only $142,000 or .86%. In addition, management restructured portions of DNB's investment portfolio and recognized $962,000 in net gains during 2008. Highlights for the year include:

  •
  Steady growth in loans — up $27.1 million or 8.8%
  •
  Control of non-interest expenses — increase over 2007 of less than 1%
  •
  Renovated our Main office in Downingtown

(b)    Significant Events, Transactions and Economic Changes Affecting Results

        Some of DNB's significant events during 2008 include:

  •
  Net loans and leases were $331.9 million at December 31, 2008, up $26.4 million or 8.6% from 2007. The increase was primarily the result of originations by our loan officers, coupled with strategic purchases of Small Business Administration and United States Department of Agriculture

    guaranteed loans, as well as 2 pools of consumer loans. Commercial mortgage loans grew $27.2 million or 24.3% to $138.9 million and commercial loans increased $2.2 million or 2.7% to $83.2 million. Consumer loans increased $6.8 million or 12.0% to $63.4 million, primarily as a result of the 2 pools purchased. This was offset by declines in commercial leases totaling $6.7 million or 49.1% and declines in residential mortgage loans totaling $2.4 million or 5.2%.

  •
  DNB continued its focus on expense control and improving operational efficiencies throughout the bank. As a result, non-interest expenses increased less than 1% year over year. Non-interest expenses were $16.7 million in 2008, compared to $16.6 million in 2007.

  •
  DNB made $2.0 million in provisions for credit losses during the year in response to the deteriorating economy and its impact on certain of DNB's borrowers. This provision strengthened DNB's Allowance for Credit Losses to Total Loans ratio from 1.26% at December 31, 2007, to 1.36% at December 31, 2008.

(c)    Trends and Uncertainties

        Please refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Introductory Overview on page 25 of this Form 10-K

(d)    Material Changes in Results

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

2008 Results Compared to 2007 Results

        During 2008, DNB focused on loan growth and expense control as well as strengthening its capital and liquidity positions. DNB grew loans by $27.1 million or 8.76% during 2008 and reduced its composite cost of funds from 3.26% in 2007 to 2.59%. DNB also made $2.0 million in provisions for credit losses during the year in response to the deteriorating economy and its impact on certain of DNB's borrowers. Non-interest income increased $405,000 and non-interest expenses increased $142,000 or less than 1% year over year. At December 31, 2008, DNB's leverage ratio stood at 7.46% and its total risk-based capital ratio was 12.02%. In response to unprecedented economic turmoil during the latter part of 2008, management decided to increase its liquid assets, primarily federal funds sold which totaled $38.3 million at December 31, 2008.

        Interest earned on loans and leases was $19.7 million for 2008 compared to $22.7 million for 2007. The average balance on loans and leases was $322.0 million with an average yield of 6.18% in 2008 compared to an average balance of $322.4 million with an average yield of 7.08% in 2007. The decrease in yield was the result of lower interest rates on prime-based loans as well as a higher level of non-performing assets year over year.

        Interest and dividends on investment securities was $8.1 million and $6.7 million for 2008 and 2007, respectively. The average balance on investment securities was $164.3 million with an average yield of 4.97% in 2008 compared to $142.4 million with an average yield of 4.94% in 2007. Interest and dividends increased $1.3 million, primarily due to a higher average balance of securities year over year. Total investment securities declined $46.8 million from December 31, 2007 to December 31, 2008, primarily due to sales of securities of $59.2 million during the fourth quarter of 2008. These sales resulted in a gain of $195,000 for the quarter.

        Interest on deposits was $8.9 million for 2008 compared to $11.0 million for 2007. The average balance of interest-bearing deposits was $367.0 million with an average rate of 2.42% for 2008 compared to $341.7 million with an average rate of 3.22% for 2007. The increase in average balance was primarily the result of our efforts to increase deposits. The decrease in rate was primarily the result of a decrease in the cost of funds resulting from the lower interest rate environment during 2008.

        Interest on FHLB advances was $2.9 million for 2008 compared to $2.3 million for 2007. The average balance on FHLB advances was $58.1 million with an average rate of 5.00% for 2008 compared to $39.7 million with an average rate of 5.80% for 2007. DNB's management increased the level of such borrowings during 2008 due to the lower cost of such funding relative to brokered deposits.

        Interest on repurchase agreements was $521,000 for 2008 compared to $1.3 million for 2007. The average balance on repurchase agreements was $20.5 million with an average rate of 2.54% for 2008 compared to $33.9 million with an average rate of 3.73% for 2007. The decrease in the average balance was due to a lower level of customers employing these types of accounts for their operating funds as short term rates fell and certain customers sought the safety of FDIC insured accounts during the turbulent economic environment experienced during the second half of 2008. The decrease in rate was primarily the result of the lower interest rate environment during 2008.

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

3.    Provision for Credit Losses

        To provide for known and inherent losses in the loan and lease portfolio, DNB maintains an allowance for credit losses. There was a $2.0 million provision made in 2008, compared to a $60,000 provision made in 2007. There were no provisions for credit losses made during the year ended December 31, 2006. Management made a $2.0 million provision in 2008 primarily in response to DNB's increased level of non-performing assets which grew $5.8 million to $7.7 million at December 31, 2008, compared to $1.9 million at December 31, 2007. For a detailed discussion on DNB's reserving methodology, refer to "Item 1 — Determination of the allowance for credit losses" which can be found under "Critical Accounting Policies and Estimates".

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

2008 Results Compared to 2007 Results

        Non-interest income was $4.4 million for 2008 compared to $4.0 million for 2007. This increase was primarily due to the sale, redemption and calls of securities having a book value of $166.8 million during the year, resulting in $962,000 of net gains. The $962,000 of net gains on sales of securities was $567,000 higher than the $395,000 recorded in 2007. This increase in gains was partially offset by declines in service charges on deposits, wealth management fees and income on BOLI policies. The $23,000 decrease in service charges on deposits was primarily attributable to a year-over-year decrease in cycle charges and wire fees of $17,000 and $15,000 respectively, offset by a year-over-year increase in business analysis charges of $10,000. Wealth management fees were $820,000 for 2008 compared to $859,000 for 2007. This decrease was primarily the result of lower fee income from estate settlements from DNB Advisors.

2007 Results Compared to 2006 Results

        Non-interest income was $4.0 million for 2007 compared to $3.4 million for 2006. This increase was primarily due to the sale of securities having a book value of $58.7 million during the year, resulting in $395,000 net gains. The increase in non-interest income was also partly due to higher levels of estate fees, coupled with increased income on BOLI policies. Service charges on deposit accounts were $1.6 million for 2007 compared to $1.7 million for 2006. This decrease was primarily attributable to a lower level of non-sufficient funds ("NSF") fees, which decreased $54,000 year-over-year. Wealth management fees were $859,000 for 2007 compared to $707,000 for 2006. This increase was primarily the result of increased fee income from estate settlements from DNB Advisors.

5.    Non-Interest Expense

        Non-interest expense includes salaries & employee benefits, furniture & equipment, occupancy, professional & consulting fees as well as marketing, printing & supplies and other less significant expense items.

2008 Results Compared to 2007 Results

        Non-interest expense was $16.7 million for 2008 compared to $16.6 million for 2007. The modest $142,000 increase year over year was due primarily to management's efforts to control expenses during 2008.

Salary and employee benefits. Salary and employee benefits were $8.9 million for 2008 compared to $9.2 million for 2007. The decrease was attributable to lower levels of full-time equivalent employees year over year.

Furniture and equipment. Furniture and equipment expense was $1.7 million for 2008 compared to $1.6 million for 2007. The increase was primarily attributable to branch renovations at DNB's Main, West Goshen and Little Washington offices.

Occupancy. Occupancy expense was $1.6 million in both 2008 and 2007. Higher depreciation expenses due to branch renovations completed in 2007 and 2008 were offset by lower expenditures for office building rental, repairs & maintenance and security.

Professional and consulting. Professional and consulting expenses were $1.3 million for 2008 compared to $1.2 million for 2007. The primary reason for the slight increase was due to the higher legal costs associated with non-performing loans.

Other Expenses. Other expenses were $2.5 million for 2008 compared to $2.3 million for 2007. The primary reason for the increase was due to the higher FDIC insurance expenses which increased from $67,000 in 2007 to $307,000 in 2008.

2007 Results Compared to 2006 Results

        Non-interest expense was $16.6 million for 2007 compared to $16.5 million for 2006. The modest $82,000 increase year over year was due to management's efforts to control expenses and improve operational efficiencies during 2007.

Salary and employee benefits. Salary and employee benefits were $9.2 million for 2007 compared to $9.1 million for 2006. The increase was attributable to merit increases, offset by lower levels of full-time equivalent employees' year over year.

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

6.    Income Taxes

2008 Results Compared to 2007 Results

        Income tax expense was $64,000 for 2008 compared to $372,000 for 2007. Income tax expense for each period differs from the amount determined at the statutory rate of 34% due to tax-exempt income on loans and investment securities, DNB's ownership of BOLI policies and tax credits recognized on a low-income housing limited partnership. The effective tax rate for 2008 was 7.3% and 17.1% in 2007. The higher effective tax in 2007 was due to higher levels of pre-tax income in 2007, compared to 2008.

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

        DNB's investment portfolio (HTM and AFS securities) totaled $120.1 million at December 31, 2008, down $47.4 million or 28% from $167.5 million at December 31, 2007. On September 30, 2008, DNB reclassified its taxable municipal securities with a net carrying amount of $22.7 million from AFS to HTM. Reclassifying the taxable municipal securities to HTM reduced the volatility and future negative effect on DNB's capital ratios, because HTM securities are not marked-to-market through other comprehensive income, but carried at their amortized cost basis. In general, when securities are held in the HTM portfolio, they can not be sold. After this movement of securities, management anticipated that it would have sufficient cash flow to meet all loan and deposit obligations.

        However disruptions in the financial system during the fourth quarter of 2008; the diminished availability of credit, low confidence in the financial sector, and higher levels of volatility prompted management to bolster its normal liquidity position, which it felt was ample for normal operating conditions. Management reduced the size of the investment securities portfolio from $174.5 million at September 30, 2008 to $124.1 million at December 31, 2008. This resulted in an increase in federal funds sold to $38.3 million at December 31, 2008, from $361,000 at September 30, 2008. At December 31, 2008, approximately one half of DNB's investments were in the AFS portfolio and one half was in the HTM portfolio. Investments consist mainly of MBS and Agency notes backed by government sponsored enterprises, such as FHLMC, FNMA and FHLB, as well as state and municipal securities. Management regularly reviews its investment portfolio to determine whether any securities are other than temporarily impaired. DNB did not invest in securities backed by sub-prime mortgages. At December 31, 2008, the combined AFS and HTM portfolios had an unrealized, pretax loss of approximately $2.8 million and no other than temporarily impaired securities.

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

Investment Maturity Schedule, Including Weighted Average Yield
(Dollars in thousands)

	December 31, 2008
Held to Maturity	Less than 1 Year	1-5 Years	5-10 Years	Over 10 Years	No Stated Maturity	Total	Yield

US agency mortgage-backed securities	$3,024	$16,831	$5,398	$2,631	$—	$27,884	3.69%
Collateralized mortgage obligations	—	—	354	4,608	—	4,962	3.66
State and municipal tax-exempt	—	1,491	—	3,022	—	4,513	5.93
State and municipal taxable	—	—	10,713	11,323	—	22,036	5.95

Total	$3,024	$18,322	$16,465	$21,584	$—	$59,395	4.63%

Percent of portfolio	5%	31%	28%	36%	—%	100%

Weighted average yield	4.14%	3.30%	5.23%	5.19%	—%	4.63%

Available for Sale	Less than 1 Year	1-5 Years	5-10 Years	Over 10 Years	No Stated Maturity	Total	Yield

US Government agency obligations	$—	$6,126	$—	$—	$—	$6,126	2.90%
Corporate bonds	1,938	9,165	5,932	—	—	17,035	5.37
US agency mortgage-backed securities	3	14,447	2,765	15,164	—	32,379	4.10
Collateralized mortgage obligations	—	—	—	5,105	—	5,105	5.49
Equity securities	—	—	—	—	21	21	3.36

Total	$1,941	$29,738	$8,697	$20,269	$21	$60,666	4.47%

Percent of portfolio	3%	49%	14%	34%	—%	100%

Weighted average yield	2.60%	3.84%	6.03%	4.95%	3.36%	4.47%

Composition of Investment Securities
(Dollars in thousands)

	December 31
	2008		2007
	Held to Maturity	Available for Sale	Held to Maturity	Available for Sale

US Government agency obligations	$—	$6,126	$3,731	$34,269
Corporate bonds	—	17,035	—	—
US agency mortgage-backed securities	27,884	32,379	842	82,965
Collateralized mortgage obligations	4,962	5,105	5,808	7,261
State and municipal tax-exempt	4,513	—	4,540	—
State and municipal taxable	22,036	—	—	28,046
Equity securities	—	21	—	29

Total	$59,395	$60,666	$14,921	$152,570

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

        Net loans and leases were $331.9 million at December 31, 2008, up $26.4 million or 8.6% from 2007. The increase was primarily the result of originations by our loan officers, coupled with strategic purchases of Small Business Administration and United States Department of Agriculture guaranteed loans, as well as 2 pools of consumer loans. Commercial mortgage loans increased $27.2 million or 24.3% to $138.9 million, consumer loans increased $6.8 million or 12.0% to $63.4 million and commercial loans increased $2.2 million or 2.7% to $83.2 million. Commercial leases decreased $6.7 million or 49.3% to $6.9 million and residential mortgage loans decreased $2.4 million or 5.2% to $44.1 million.

        The following table sets forth information concerning the composition of total loans outstanding, net of unearned income and fees and the allowance for credit losses, as of the dates indicated.

Total Loans and Leases Outstanding, Net of Allowance for Credit Losses
(Dollars in thousands)

	December 31
	2008	2007	2006	2005	2004

Residential mortgages	$44,052	$46,448	$52,636	$43,738	$18,677
Commercial mortgages	138,897	111,727	99,333	88,921	87,795
Commercial loans	83,186	81,021	99,732	83,156	63,595
Commercial leases	6,919	13,593	22,994	23,934	19,300
Consumer	63,400	56,553	54,771	48,381	43,210

Total loans and leases	336,454	309,342	329,466	288,130	232,577
Less allowance for credit losses	(4,586)	(3,891)	(4,226)	(4,420)	(4,436)

Net loans and leases	$331,868	$305,451	$325,240	$283,710	$228,141

        The following table sets forth information concerning the contractual maturities of the loan portfolio, net of unearned income and fees. For amortizing loans, scheduled repayments for the maturity category in which the payment is due are not reflected below, because such information is not readily available.

Loan and Lease Maturities
(Dollars in thousands)

	December 31, 2008
	Less than 1 Year	1-5 Years	Over 5 Years	Total

Residential mortgages	$1,616	$25,519	$16,917	$44,052
Commercial mortgages	18,782	42,076	78,039	138,897
Commercial term loans	31,024	16,612	35,550	83,186
Commercial leases	879	6,040	—	6,919
Consumer loans	1,651	21,862	39,887	63,400

Total loans and leases	53,952	112,109	170,393	336,454

Loans and leases with fixed interest rates	16,172	59,405	104,873	180,450
Loans and leases with variable interest rates	37,780	52,704	65,520	156,004

Total loans and leases	$53,952	$112,109	$170,393	$336,454

3.    Non-Performing Assets

        Total non-performing assets increased $5.8 million to $7.7 million at December 31, 2008, compared to $1.9 million at December 31, 2007. The increase was primarily attributable to $4.9 million of delinquent loans that were moved into OREO and $93,000 of other assets, primarily commercial leases that were repossessed. In addition non-performing loans increased $2.7 million. The majority of non-performing loans are comprised of 3 residential mortgages and 3 commercial loans. Of these 6 loans, 1 residential and 2 commercial loans were placed on non-accrual status during 2008. As a result of the increase in non-performing loans, the non-performing loans to total loans ratio increased to .81% at December 31, 2008, up from .60% at December 31, 2007. The non-performing assets to total assets ratio increased to 1.45% at December 31, 2008 from .34% at December 31, 2007. DNB continues to work diligently to improve asset quality by adhering to strict underwriting standards and improving lending policies and procedures. Non-performing assets have, and will continue to have, an impact on earnings; therefore management intends to continue working aggressively to reduce the level of such assets.

        Non-performing assets are comprised of non-accrual loans and leases, loans and leases delinquent over ninety days and still accruing, troubled debt restructurings (TDRs") as well as Other Real Estate Owned ("OREO") and other repossessed assets. Non-accrual loans and leases are loans and leases for which the accrual of interest ceases when the collection of principal or interest payments is determined to be doubtful by management. It is the policy of DNB to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier if considered prudent. Interest received on such loans is applied to the principal balance, or may, in some instances, be recognized as income on a cash basis. A non-accrual loan or lease may be restored to accrual status when management expects to collect all contractual principal and interest due and the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms. OREO consists of real estate acquired by foreclosure. Other repossessed assets are primarily assets from DNB's commercial lease portfolio that were repossessed. OREO and other repossessed assets are carried at the lower of cost or estimated fair value, less estimated disposition costs. Any significant change in the level of non-performing assets is dependent, to a large extent, on the economic climate within DNB's market area.

        DNB's Credit Policy Committee monitors the performance of the loan and lease portfolio to identify potential problem assets on a timely basis. Committee members meet to design, implement and review asset recovery strategies, which serve to maximize the recovery of each troubled asset. As of December 31, 2008, DNB had $15.5 million of loans, which, although performing at that date, are believed to require increased supervision and review; and may, depending on the economic environment and other factors, become non-performing assets in future periods. The amount of such loans at December 31, 2007 was $5.6 million. The majority of the loans are secured by commercial real estate, with lesser amounts being secured by residential real estate, inventory and receivables.

        The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, (iii) troubled debt restructurings other than those included in items (i) and (ii), and (iv) OREO as a result of foreclosure or voluntary transfer to DNB as well as other repossessed assets.

Non-Performing Assets
(Dollars in thousands)

	December 31
	2008	2007	2006	2005	2004

Non-accrual loans:
Residential mortgages	$362	$697	$—	$—	$117
Commercial mortgages	—	—	—	5	25
Commercial term loans	1,163	—	42	1,017	231
Commercial leases	14	255	38	83	—
Consumer loans	286	569	635	—	16

Total non-accrual loans	1,825	1,521	715	1,105	389
Loans 90 days past due and still accruing	900	345	106	245	36
Troubled debt restructurings	—	—	—	—	—

Total non-performing loans	2,725	1,866	821	1,350	425

Other real estate owned & other repossessed property	4,997	—	—	—	—

Total non-performing assets	$7,722	$1,866	$821	$1,350	$425

Asset quality ratios:
Non-performing loans to total loans	0.8%	0.6%	0.3%	0.5%	0.2%
Non-performing assets to total assets	1.45	0.34	0.16	0.29	0.10
Allowance for credit losses to:
Total loans and leases	1.36	1.26	1.28	1.53	1.91
Non-performing loans and leases	168.3	208.5	514.7	327.3	1,043.8

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

        DNB's percentage of allowance for credit losses to total loans and leases was 1.36% at December 31, 2008 compared to 1.26% and 1.28% for the years ended December 31, 2007 and 2006, respectively. There was a $2.0 million provision made in 2008, compared to $60,000 in 2007. Net charge-offs were $1.3 million in 2008 compared to $395,000 and $194,000 in 2007 and 2006, respectively. The percentage of net charge-offs to total average loans and leases were .41%, .13% and 0.06% during the same respective periods.

Analysis of Allowance for Credit Losses
(Dollars in thousands)

	Year Ended December 31
	2008	2007	2006	2005	2004

Beginning balance	$3,891	$4,226	$4,420	$4,436	$4,559
Provisions	2,018	60	—	—	—
Loans charged off:
Real estate	(132)	—	—	—	—
Commercial	(254)	(1)	—	(31)	(8)
Leases	(287)	(458)	(360)	—	(75)
Consumer	(608)	(27)	(5)	(15)	(105)
Deposit overdrafts	(120)	—	—	—	—

Total charged off	(1,401)	(486)	(365)	(46)	(188)

Recoveries:
Real estate	8	7	8	6	16
Commercial	—	15	44	20	14
Leases	28	62	117	—	—
Consumer	7	7	2	4	35
Deposit overdrafts	35	—	—	—	—

Total recoveries	78	91	171	30	65

Ending balance	$4,586	$3,891	$4,226	$4,420	$4,436

        The following table sets forth the composition of DNB's allowance for credit losses at the dates indicated.

Composition of Allowance for Credit Losses
(Dollars in thousands)

December 31
	2008		2007		2006		2005		2004
	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans

Real estate	$1,456	54%	$1,320	51%	$954	46%	$927	46%	$1,033	46%
Commercial*	1,615	25	744	26	1,155	30	1,220	29	1,640	27
Leases	450	2	680	4	1,191	7	1,132	8	952	8
Consumer	407	19	821	18	347	17	305	17	310	19
Unallocated	658	—	326	—	579	—	836	—	501	—

Total	$4,586	100%	$3,891	100%	$4,226	100%	$4,420	100%	$4,436	100%

* Includes commercial construction

5.    Certain Regulatory Matters

        Recent market conditions have made it difficult or uneconomical to access the capital markets. As a result, the United States Congress, the Treasury, and the FDIC have announced various programs designed to enhance market liquidity and bank capital. In response to the disruptions in the financial system during 2008, management decreased the investment portfolio by $47.4 million in order to strengthen its liquidity positions. As a result, DNB had $48.1 million in cash and cash equivalents at December 31, 2008.

        On January 30, 2009, as part of the CPP administered by the United States Department of the Treasury, DNB Financial Corporation entered into a Letter Agreement and a Securities Purchase Agreement with the U.S. Treasury (see additional discussion in Other Recent Legislation and Regulatory Actions, on page 4 of this Form 10-K).

        Dividends payable to the Corporation by the Bank are subject to certain regulatory limitations. Under normal circumstances, the payment of dividends in any year without regulatory permission is limited to the net profits (as defined for regulatory purposes) for that year, plus the retained net profits for the preceding two calendar years. The sum of these items amounted to $2.0 million for the year ended December 31, 2008. During 2008, the Bank paid $1.7 million to the Corporation. During 2009 the Bank will need to provide dividends to the Corporation in connection with the $11,750,000 of Fixed Rate Cumulative Perpetual Preferred Stock sold on January 30, 2009 as part of the CPP administered by the United States Department of the Treasury.

        The FDIC has authority to assess and change federal deposit insurance assessment rates on assessable deposits of the Bank. For further information, please refer to the discussion of FDIC deposit insurance assessments under Part I, Item 1 ("Business"), section (c) ("Narrative Description of Business") — "Supervision and Regulation — Bank" under the heading "Deposit Insurance Assessments" on page 11 of this report. DNB's FDIC insurance expense was $307,000 in 2008

        DNB was well capitalized at December 31, 2008 and met all regulatory capital requirements. Please refer to Footnote 17 to DNB's Consolidated Financial Statements for a table that summarizes required capital ratios and the corresponding regulatory capital positions of DNB and the Bank at December 31, 2008.

6.    Off Balance Sheet Arrangements

        In the normal course of business, various commitments and contingent liabilities are outstanding, such as guarantees and commitments to extend credit, borrow money or act in a fiduciary capacity, which are not reflected in the consolidated financial statements. Management does not anticipate any significant losses as a result of these commitments.

        DNB had outstanding stand-by letters of credit totaling $3.0 million and unfunded loan and lines of credit commitments totaling $55.3 million at December 31, 2008.

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

        DNB maintains borrowing arrangements with a correspondent bank and the FHLB of Pittsburgh, as well as access to the discount window at the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $140.3 million. At December 31, 2008 DNB had borrowed $60.0 million against available lines of credit.

        Approximately $39.3 million of assets are held by DNB Advisors in a fiduciary, custody or agency capacity. These assets are not assets of DNB, and are not included in the consolidated financial statements.

        The following table sets forth DNB's known contractual obligations as of December 31, 2008. The amounts presented below do not include interest.

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Contractual Obligations
FHLB advances	$60,000	$7,000	$33,000	$10,000	$10,000
Repurchase agreements	20,185	20,185	—	—	—
Capital lease obligations	660	18	44	58	540
Operating lease obligations	2,752	515	587	330	1,320
Junior subordinated debentures	9,279	—	—	—	9,279

Total	$92,876	$27,718	$33,631	$10,388	$21,139

	Expiration by Period
(Dollars in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Off Balance Sheet Obligations
Commitments to extend credit	$55,340	$12,007	$9,792	$7,572	$25,969
Letters of credit	2,981	2,667	288	—	26

Total	$58,321	$14,674	$10,080	$7,572	$25,995

        During 2009 the Bank will need to provide dividends to the Corporation in connection with the $11,750,000 of Fixed Rate Cumulative Perpetual Preferred Stock sold on January 30, 2009 as part of the CPP administered by the United States Department of the Treasury. These payments are not included in the table above.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

        To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes Key Rate Duration and Economic Value of Equity ("EVE") models. The Key Rate Duration measures the differences in durations in various maturity buckets and indicates potential asset and liability mismatches. Because of balance sheet optionality, an EVE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different if rates change. Results falling outside prescribed ranges require action by management. At December 31, 2008 and 2007, DNB's variance in the economic value of equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the table below. The change as a percentage of the present value of equity with a 200 basis point increase or decrease at December 31, 2008 and 2007 was within DNB's negative 25% guideline. (See additional discussion in Item 7a, Section IV, Material Challenges, Risks and Opportunities on page 52 of this Form 10-K.)

(Dollars in thousands)	December 31, 2008			December 31, 2007

Change in rates	Flat	-200bp	+200bp	Flat	-200bp	+200bp

EVE	$29,196	$30,554	$25,831	$40,466	$36,234	$36,672
Change		1,358	(3,365)		(4,232)	(3,793)
Change as a % of assets		0.3%	(0.6)%		(0.8)%	(0.7)%
Change as a % of PV equity		4.7%	(11.5)%		(10.5)%	(9.4)%

Item 8.        Financial Statements and Supplementary Data

DNB FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Dollars in thousands, except share data)

	December 31
	2008	2007

Assets
Cash and due from banks	$9,780	$12,858
Federal funds sold	38,338	32,473

Cash and cash equivalents	48,118	45,331

AFS Investment securities, at fair value (amortized cost of $61,265 in 2008 and $151,848 in 2007)	60,666	152,570
HTM Investment securities (fair value of $58,525 in 2008 and $14,593 in 2007)	59,395	14,921
Other investment securities	4,065	3,418

Total investment securities	124,126	170,909

Loans and leases	336,454	309,342
Allowance for credit losses	(4,586)	(3,891)

Net loans and leases	331,868	305,451

Office property and equipment, net	9,665	9,908
Accrued interest receivable	2,127	2,610
OREO & other repossessed property	4,997	—
Bank owned life insurance	7,580	7,321
Core deposit intangible	259	308
Net deferred taxes	3,496	2,163
Other assets	1,211	1,839

Total assets	$533,447	$545,840

Liabilities and Stockholders' Equity
Liabilities
Non-interest-bearing deposits	$45,503	$48,741
Interest-bearing deposits:
NOW	106,623	82,912
Money market	81,742	93,029
Savings	32,895	38,362
Time	141,707	149,876

Total deposits	408,470	412,920

FHLB advances	60,000	50,000
Repurchase agreements	20,185	29,923
Junior subordinated debentures	9,279	9,279
Other borrowings	659	675

Total borrowings	90,123	89,877

Accrued interest payable	1,154	1,498
Other liabilities	3,642	8,910

Total liabilities	503,389	513,205

Commitments and contingencies (Note 15)
Stockholders' Equity
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 10,000,000 shares authorized; 2,863,024 and 2,850,799 issued, respectively	2,867	2,860
Treasury stock, at cost; 256,420 and 249,859 shares, respectively	(4,811)	(4,757)
Surplus	35,082	34,888
Accumulated deficit	(1,062)	(771)
Accumulated other comprehensive (loss) income, net	(2,018)	415

Total stockholders' equity	30,058	32,635

Total liabilities and stockholders' equity	$533,447	$545,840

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	Year Ended December 31
	2008	2007	2006

Interest Income:
Interest and fees on loans and leases	$ 19,725	$ 22,652	$ 21,930
Interest and dividends on investment securities:
Taxable	7,895	6,136	4,699
Exempt from federal taxes	174	600	1,273
Interest on cash and cash equivalents	468	849	347

Total interest income	28,262	30,237	28,249

Interest Expense:
Interest on NOW, money market and savings	4,193	4,841	4,257
Interest on time deposits	4,704	6,172	3,870
Interest on FHLB advances	2,907	2,303	2,852
Interest on repurchase agreements	521	1,263	1,535
Interest on junior subordinated debentures	628	731	716
Interest on other borrowings	95	107	138

Total interest expense	13,048	15,417	13,368

Net interest income	15,214	14,820	14,881
Provision for credit losses	2,018	60	—

Net interest income after provision for credit losses	13,196	14,760	14,881

Non-interest Income:
Service charges	1,589	1,612	1,668
Wealth management	820	859	707
Increase in cash surrender value of BOLI	259	285	244
Securities gains	962	395	13
Other fees	778	852	782

Total non-interest income	4,408	4,003	3,414

Non-interest Expense:
Salaries and employee benefits	8,868	9,246	9,139
Furniture and equipment	1,750	1,605	1,380
Occupancy	1,588	1,543	1,256
Professional and consulting	1,263	1,222	1,606
Marketing	509	375	494
Printing and supplies	239	296	389
Other expenses	2,514	2,302	2,243

Total non-interest expense	16,731	16,589	16,507

Income before income taxes	873	2,174	1,788
Income tax expense	64	372	41

Net Income	$ 809	$ 1,802	$ 1,747

Earnings per share:
Basic	$ 0.31	$ 0.69	$ 0.67
Diluted	$ 0.31	$ 0.69	$ 0.66
Cash dividends per share	$ 0.46	$ 0.50	$ 0.47
Weighted average common shares outstanding:
Basic	2,602,902	2,614,417	2,625,182
Diluted	2,605,565	2,626,066	2,643,657

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income
(Dollars in thousands)

	Compre- hensive Income	Common Stock	Treasury Stock	Surplus	Accumulated Deficit	Accumulated Other Compre- hensive Income (Loss)	Total

Balance at January 1, 2006		$2,572	$(4,253)	$34,802	$(1,196)	$(1,739)	$30,186
Comprehensive Income:
Net income	$1,747	—	—	—	1,747	—	1,747
Other comprehensive income, net of tax:
Unrealized gains on investments, net	222	—	—	—	—	222	222

Total comprehensive income	$1,969

Release of unvested stock		4	—	128	—	—	132
Cash dividends		—	—	—	(1,233)	—	(1,233)
Cash payment for fractional shares		—	—	—	(6)	—	(6)
Issuance of stock dividends		129	—	(129)	—	—	—
Adjustment to initially apply FASB Statement No. 158, net of tax		—	—	—	—	187	187
Purchase of treasury shares		—	(310)	—	—	—	(310)
Sale of treasury shares to 401-K plan		—	405	(12)	—	—	393
Exercise of stock options		7	—	61	—	—	68
Stock compensation tax benefit		—	—	25	—	—	25

Balance at December 31, 2006		2,712	(4,158)	34,875	(688)	(1,330)	31,411
Comprehensive Income:
Net income	$1,802	—	—	—	1,802	—	1,802
Other comprehensive income, net of tax:
Unrealized gains on investments, net	1,248	—	—	—	—	1,248	1,248
Unrealized actuarial gains — pension, net	497	—	—	—	—	497	497

Total comprehensive income	$3,547

Release of unvested stock		4	—	49	—	—	53
Cash dividends		—	—	—	(1,297)	—	(1,297)
Cash payment for fractional shares		—	—	—	(5)	—	(5)
Issuance of stock dividends		135	—	(135)	—	—	—
Purchase of treasury shares		—	(869)	—	—	—	(869)
Sale of treasury shares to 401-K plan		—	270	(9)	—	—	261
Exercise of stock options		9	—	108	—	—	117
Adjustment to apply EITF 06-4, net of tax		—	—	—	(583)	—	(583)

Balance at December 31, 2007		2,860	(4,757)	34,888	(771)	415	32,635
Comprehensive Income:
Net income	$809	—	—	—	809	—	809
Other comprehensive income, net of tax:
Unrealized losses on investments, net	(1,322)	—	—	—	—	(1,322)	(1,322)
Unrealized actuarial losses — pension, net	(1,111)	—	—	—	—	(1,111)	(1,111)

Total comprehensive income	$(1,624)

Release of unvested stock		7	—	226	—	—	233
Cash dividends		—	—	—	(1,180)	—	(1,180)
Purchase of treasury shares		—	(284)	—	—	—	(284)
Sale of treasury shares to 401-K plan		—	230	(54)	—	—	176
Deferred Compensation Plan		—	—	—	80	—	80
Stock compensation tax benefit		—	—	22	—	—	22

Balance at December 31, 2008		$2,867	$(4,811)	$35,082	$(1,062)	$(2,018)	$30,058

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31
	2008	2007	2006

Cash Flows From Operating Activities:
Net income	$809	$1,802	$1,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,321	1,387	1,186
Provision for credit losses	2,018	60	—
Unvested stock amortization	233	53	132
Securities gains	(962)	(395)	(13)
Decrease (increase) in accrued interest receivable	483	(190)	(286)
Decrease in other assets	321	311	152
Increase in investment in BOLI	(259)	(285)	(244)
(Decrease) increase in interest payable	(344)	437	122
Deferred tax benefit	(233)	(216)	(384)
(Decrease) increase in other liabilities	(617)	1,002	(80)

Net Cash Provided By Operating Activities	2,770	3,966	2,332

Cash Flows From Investing Activities:
Proceeds from maturities and paydowns — AFS securities	21,529	35,075	12,907
Proceeds from maturities and paydowns — HTM securities	8,151	3,962	7,948
Purchase of AFS securities	(117,313)	(106,602)	(28,287)
Purchase of HTM securities	(39,725)	—	—
Proceeds from sale of AFS securities	167,853	58,727	—
Net (increase) decrease in other investments	(647)	190	(241)
Net (increase) decrease in loans and leases	(33,432)	19,729	(41,530)
Purchase of BOLI	—	—	(150)
Purchase of property and equipment	(1,076)	(3,382)	(1,930)

Net Cash Provided (Used) By Investing Activities	5,340	7,699	(51,283)

Cash Flows From Financing Activities:
Net (decrease) increase in deposits	(4,450)	31,893	41,400
Increase (decrease) in FHLB advances	10,000	(5,450)	1,600
(Decrease) increase in short term repurchase agreements	(9,738)	(15,197)	9,070
Decrease in other borrowings	(16)	(14)	(12)
Dividends paid	(1,011)	(1,302)	(1,239)
Proceeds from the issuance of common stock	—	—	—
Proceeds from issuance of stock under stock option plan	—	117	68
Tax benefit on exercised stock options	—	—	25
(Purchase) sale of treasury stock, net	(108)	(608)	83

Net Cash (Used) Provided By Financing Activities	(5,323)	9,439	50,995

Net Change in Cash and Cash Equivalents	2,787	21,104	2,044
Cash and Cash Equivalents at Beginning of Year	45,331	24,227	22,183

Cash and Cash Equivalents at End of Year	$48,118	$45,331	$24,227

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$13,392	$14,981	$13,246
Income taxes	678	411	153
Supplemental Disclosure of Non-cash Flow Information:
Change in unrealized losses on AFS securities	$(2,003)	$1,891	$337
Change in deferred taxes due to change in unrealized gains on AFS securities	681	(643)	(115)
Transfer securities from AFS to HTM, at fair value (amortized cost of $22,670)	21,987	—	—
Unsettled AFS securities purchased included in other liabilities	(5,940)	5,940	—
Transfers from loans and leases to real estate owned and other repossessed property	4,997	—	—

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        DNB Financial Corporation (the "Corporation" or "DNB") through its wholly owned subsidiary, DNB First, National Association (the "Bank"), formerly Downingtown National Bank, has been serving individuals and small to medium sized businesses of Chester County, Pennsylvania since 1860. DNB Capital Trust I and II are special purpose Delaware business trusts (see additional discussion in Junior Subordinated Debentures-Footnote 9). The Bank is a locally managed commercial bank providing personal and commercial loans and deposit products, in addition to investment and trust services from thirteen community offices. The Bank encounters vigorous competition for market share from commercial banks, thrift institutions, credit unions and other financial intermediaries.

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

        In preparing the consolidates financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the balance sheets, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Although our current estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that in 2009, actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Amounts subject to significant estimates are items such as the allowance for loan and lease losses and lending related commitments, the fair value of repossessed assets, pension and post-retirement obligations, the fair value of financial instruments and other-than-temporary impairments. Among other effects, such changes could result in future impairments of investment securities, and establishment of allowances for loan and lease losses and lending related commitments as well as increased benefit plans' expenses.

        The more significant accounting policies are summarized below. Prior period amounts not affecting net income are reclassified when necessary to conform to current year classifications. Included in 2008 net income is an increase in reported earnings of approximately $51,000 reflecting the immaterial correction of errors arising from 2007.

        Principles of Consolidation    The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, the Bank. All significant inter-company transactions have been eliminated.

        Cash and Due From Banks    For purposes of the consolidated statement of cash flows, cash and due from banks, and federal funds sold are considered to be cash equivalents. Generally, federal funds are sold for one-day periods. DNB is required to maintain certain daily reserve balances in accordance with Federal Reserve Board requirements. The average reserve balance maintained at the Federal Reserve for the years ended December 31, 2008 and 2007 was approximately $250,000 and $119,000 respectively.

        Investment Securities    Investment securities are classified and accounted for as follows:

        Held-To-Maturity ("HTM") includes debt securities that DNB has the positive intent and ability to hold to maturity. Debt securities are reported at cost, adjusted for amortization of premiums and accretion of discounts.

        Trading Account ("TA") includes securities that are generally held for a short term in anticipation of market gains. Such securities would be carried at fair value with realized and unrealized gains and losses on trading account securities included in the statement of operations. DNB did not have any securities classified as TA during 2008, 2007 or 2006.

        Available-For-Sale ("AFS") includes debt and equity securities not classified as HTM or TA securities. Securities classified as AFS are securities that DNB intends to hold for an indefinite period of time, but not necessarily to maturity. Such securities are reported at fair value, with unrealized holding gains and losses excluded from earnings and reported, net of tax (if applicable), as a separate component of stockholders' equity. Realized gains and losses on the sale of AFS securities are computed on the basis of specific identification of the adjusted cost of each security.

        Other Investment Securities includes investments in Federal Home Loan Bank of Pittsburgh (FHLBP), Federal Reserve Bank (FRB) and Atlantic Central Bankers Bank (ACBB) stock which are carried at cost and are redeemable at par with certain restrictions. Investments in these stocks are necessary to participate in FHLB, FRB and ACBB programs. On December 23, 2008, the FHLBP announced that it will indefinitely suspend dividend payments and repurchases of excess capital stock, due to low short-term interest rates, increased costs of maintaining liquidity and constrained access to debt markets at attractive rates. Amortization of premiums and accretion of discounts for all types of securities are computed using a method approximating a level-yield basis.

        Loans and Leases    Loans and leases are stated net of unearned discounts, unamortized net loan origination fees and the allowance for credit losses. Interest income is recognized on an accrual basis. The accrual of interest on loans and leases is generally discontinued when loans become 90 days past due or earlier when, in management's judgment, it is determined that a reasonable doubt exists as to its collectibility. When a loan or lease is placed on non-accrual, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Additional interest payments on such loans or leases are generally applied to principal or recognized to income on a cash basis. A non-accrual loan or lease may be restored to accrual status when management expects to collect all contractual principal and interest due and the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms.

        Deferred Loan Fees and Costs    Loan origination and commitment fees and related direct-loan origination costs of completed loans are deferred and accreted to income as a yield adjustment over the life of the loan using the level-yield method. The accretion to income is discontinued when a loan is placed on non-accrual status. When a loan is paid off, any unamortized net deferred fee balance is credited to income. When a loan is sold, any unamortized net deferred fee balance is considered in the calculation of gain or loss.

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

        Management uses significant estimates to determine the allowance for credit losses. Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB's control, management's estimate of the amount necessary to absorb credit losses and actual credit losses could differ. DNB's current judgment is that the valuation of the allowance for credit losses is appropriate at December 31, 2008.

        Other Real Estate Owned & Other Repossessed Property    Other real estate owned ("OREO") and other repossessed property consists of properties acquired as a result of, or in-lieu-of, foreclosure as well as other repossessed assets. Properties classified as OREO are reported at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the properties are capitalized and costs relating to holding the properties are charged to expense. DNB had OREO and other repossessed property totaling $5 million at December 31, 2008 and $0 at December 31, 2007.

        Office Properties and Equipment    Office properties and equipment are recorded at cost. Depreciation is computed using the straight-line method over the expected useful lives of the assets. The costs of maintenance and repairs are expensed as they are incurred; renewals and betterments are capitalized. All long-lived assets are reviewed for impairment, based on the fair value of the asset. In addition, long-lived assets to be disposed of are generally reported at the lower of carrying amount or fair value, less cost to sell. Gains or losses on disposition of premises and equipment are reflected in operations.

        Other Assets    Financing costs related to the issuance of junior subordinated debentures are being amortized over the life of the debentures and are included in other assets.

        Income Taxes    DNB uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. The Corporation files a consolidated Federal income tax return with the IRS.

        Pension Plan    The Bank maintains a noncontributory defined benefit pension plan covering substantially all employees over the age of 21 with one year of service. Plan benefits are based on years of service and the employee's monthly average compensation for the highest five consecutive years of their last ten years of service (see Note 14 — Benefit Plans).

        Stock Option Plan    DNB has stock option plans for certain employees that were accounted for under the intrinsic value method prior to January 1, 2006. Because the exercise price at the date of the grant was equal to the market value of the stock, no compensation expense was recognized under our prior method of accounting. On January 1, 2006, DNB adopted SFAS 123R using the modified prospective transition method. SFAS 123R (revised) (SFAS 123R), "Share-Based Payment" replaced SFAS No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and amended SFAS No. 95, "Statement of Cash Flows." Under this transition method, compensation cost to be recognized beginning with the first quarter of 2006 includes: (a) compensation cost for the portion of share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payment awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. DNB did not have any unvested options at January 1, 2006 as all options issued prior to that date vested immediately. Additionally, no new options were granted in 2008, 2007 or 2006; therefore, DNB did not recognize any compensation cost related to options in 2008, 2007 or 2006.

        Earnings Per Share (EPS)    Basic EPS is computed based on the weighted average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that could occur from the exercise of stock options and is computed using the treasury stock method. Stock options and awards for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the EPS calculation.

        Earnings per share, dividends per share and weighted average shares outstanding have been adjusted to reflect the effects of the 5% stock dividend paid in December 2007 and 2006.

        Trust Assets    Assets held by DNB Advisors in fiduciary or agency capacities are not included in the consolidated financial statements since such items are not assets of DNB. Operating income and expenses of DNB Advisors are included in the consolidated statements of operations and are recorded on an accrual basis.

        Statements of Cash Flows    For purposes of the statements of cash flows, DNB considers cash in banks, amounts due from banks, and Federal funds sold to be cash equivalents. Generally, Federal funds are sold for one-day periods.

Recent Accounting Pronouncements

        FASB Statement No. 157    In September 2006, the FASB issued FASB Statement No. 157 — "Fair Value Measurements" ("Statement 157"). Statement 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. The Statement applies only to fair-value measurements that are already required or permitted by other accounting standards. Statement 157 is effective for fair-value measures already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. DNB did not early adopt FASB Statement No. 157. The adoption of SFAS No. 157 did not have a material impact on DNB's consolidated financial statements.

        FSP FAS No. 157-1 and FSP FAS No. 157-2    In February 2008, the FASB issued two Staff Positions (FSPs) on Statement No. 157: FSP 157-1 "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13," and FSP 157-2, "Effective Date of FASB Statement No. 157." FSP 157-1 excludes fair value measurements related to leases from the disclosure requirements of Statement No. 157. FSP 157-2 delays the effective date of Statement No. 157 for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. DNB is applying the deferral guidance in FSP 157-2, and accordingly, has not applied the non-recurring disclosure to non-financial assets or non-financial liabilities valued at fair value on a non-recurring basis.

        FSP FAS No. 157-3    In October 2008, the FASB issued FSP FAS No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active". FSP FAS No. 157-3 clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, and was therefore effective for the consolidated financial statements included in the Company's quarterly report for the period ended September 30, 2008. The adoption of FSP FAS No. 157-3 did not have a material impact on DNB's consolidated financial statements.

        FASB Statement No. 159    In February 2007, the FASB issued FASB Statement No. 159 — "The Fair Value Option for Financial Assets and Liabilities — Including an Amendment of FASB Statement No. 115" ("Statement 159"). Statement 159 permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings without having to apply complex hedge accounting provisions. Statement 159 became effective January 1, 2008 and did not have a material impact on DNB's consolidated financial statements upon adoption.

        FASB Statement No. 160    In December 2007, the FASB issued FASB Statement No. 160 — "Noncontrolling Interest in Consolidated Financial Statements — Including an Amendment of ARB No. 51" ("Statement 160"). Statement 160 improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the de-consolidation of a subsidiary. Statement 160 is effective as of the beginning of an entity's first fiscal year that begins on or after December 15, 2008. Early adoption is prohibited. DNB does not expect that this statement will have a material impact on DNB's consolidated financial statements upon adoption.

        FASB Statement No. 161    In March 2008, the FASB issued FASB Statement No. 161 — "Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133" ("Statement 161"). Statement 161 amends Statement No. 133 and its related guidance by requiring expanded disclosures about derivative instruments and hedging activities. This Statement will require DNB to provide additional disclosure about a) how and why we use derivative instruments; b) how we account for derivative instruments and related hedged items under SFAS No. 133 and its related interpretations; and c) how derivative instruments and related hedged items effect our financial condition, financial performance, and cash flows. Statement 161 does not change the accounting for derivatives under SFAS No. 133. DNB does not currently engage in derivative instruments and hedging activities.

        FASB Statement No. 141 (revised)    In December 2007, FASB issued FASB Statement No. 141 (revised 2007), "Business Combinations" ("Statement 141R). Statement 141R retains the fundamental requirement of FASB Statement No. 141 that the acquisition method of accounting be used for all business combinations. However, Statement 141R does make significant changes to the accounting for a business combination achieved in stages, the treatment of contingent consideration, transaction and restructuring costs, and other aspects of business combination accounting. Statement 141R became effective with the fiscal year that began on January 1, 2009, and will change DNB's accounting treatment for business combinations on a prospective basis.

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

        FIN 48    In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" — an interpretation of FASB Statement No. 109 (FIN 48). This interpretation of FASB Statement 109 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation was effective on January 1, 2007. The adoption of FIN 48 did not have a significant impact on DNB's consolidated financial statements.

        SAB No. 109    In November 2007, the SEC issued Staff Accounting Bulletin No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings" ("SAB 109"). SAB 109 supersedes SAB No. 105, "Loan Commitments Accounted for as Derivative Instruments," and expresses the view that expected net future cash flows related to the servicing of loans should be included in the fair value measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 retains the views in SAB No. 105 that internally developed intangible assets (such as client relationship intangible assets) should not be included in the fair value measurement of derivative loan commitments. SAB 109 was effective on January 1, 2008. DNB concluded that SAB 109 did not have a material effect on its consolidated financial statements upon adoption.

        SAB No. 110    In December 2007, the SEC issued Staff Accounting Bulletin No. 110, "Certain Assumptions Used in Valuation Methods" ("SAB No. 110"), which extends the use of the "simplified" method, under certain circumstances, in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123R.DNB determined SAB 110 did not affect DNB's consolidated financial statements upon adoption.

        FSP FAS 132(R)-1    In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP 132(R)-1"). This FSP amends FASB Statement No. 132(R), "Employer's Disclosures about Pensions and Other Postretirement Benefits" ("FAS 132(R)"), to require additional disclosures about assets held in an employer's defined benefit pension or other postretirement plan. This FSP is applicable to an employer that is subject to the disclosure requirements of FAS 132(R) and is generally effective for fiscal years ending after December 15, 2009. DNB is in the process of reviewing the potential impact of FSP 132(R)-1; however, the adoption of FSP 132(R)-1 is not expected to have a material impact on DNB's consolidated financial statements.

(2)    INVESTMENT SECURITIES

        The amortized cost and estimated fair values of investment securities, as of the dates indicated, are summarized as follows:

		December 31, 2008
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Held To Maturity
US Government agency obligations	$—	$—	$—	$—
US agency mortgage-backed securities	27,884	447	(2)	28,329
Collateralized mortgage obligations	4,962	1	(111)	4,852
State and municipal tax-exempt bonds	4,513	50	(1)	4,562
State and municipal taxable bonds	22,036	78	(1,332)	20,782

Total	$59,395	$576	$(1,446)	$58,525

Available For Sale
US Government agency obligations	$6,075	$51	$—	$6,126
US agency mortgage-backed securities	32,063	410	(94)	32,379
Collateralized mortgage obligations	5,011	94	—	5,105
Corporate bonds	18,084	300	(1,349)	17,035
State and municipal taxable bonds	—	—	—	—
Equity securities	32	—	(11)	21

Total	$61,265	$855	$(1,454)	$60,666

		December 31, 2007
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Held To Maturity
US Government agency obligations	$3,731	$—	$(19)	$3,712
US agency mortgage-backed securities	842	9	(1)	850
Collateralized mortgage obligations	5,808	—	(340)	5,468
State and municipal tax-exempt bonds	4,540	25	(2)	4,563

Total	$14,921	$34	$(362)	$14,593

Available For Sale
US Government agency obligations	$33,943	$326	$—	$34,269
US agency mortgage-backed securities	82,608	518	(161)	82,965
Collateralized mortgage obligations	7,213	48	—	7,261
State and municipal taxable bonds	28,047	106	(107)	28,046
Equity securities	37	—	(8)	29

Total	$151,848	$998	$(276)	$152,570

        Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The table below details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at December 31, 2008 and 2007.

	December 31, 2008
(Dollars in thousands)	Total Fair Value	Total Unrealized Loss	Fair value Impaired Less Than 12 Months	Unrealized Loss Less Than 12 Months	Fair value Impaired More Than 12 Months	Unrealized Loss More Than 12 Months

Held To Maturity
Collateralized mortgage obligations	$4,246	$(111)	$—	$—	$4,246	$(111)
State and municipal tax-exempt	527	(1)	527	(1)	—	—
State and municipal taxable	13,018	(1,332)	13,018	(1,332)	—	—
US agency mortgage-backed securities	118	(2)	118	(2)	—	—

Total	$17,909	$(1,446)	$13,663	$(1,335)	$4,246	$(111)

Available For Sale
Corporate Bonds	$12,329	$(1,349)	$12,329	$(1,349)	$—	$—
US agency mortgage-backed securities	7,161	(94)	5,482	(61)	1,679	(33)
Equity securities	21	(11)	—	—	21	(11)

Total	$19,511	$(1,454)	$17,811	$(1,410)	$1,700	$(44)

	December 31, 2007
(Dollars in thousands)	Total Fair Value	Total Unrealized Loss	Fair value Impaired Less Than 12 Months	Unrealized Loss Less Than 12 Months	Fair value Impaired More Than 12 Months	Unrealized Loss More Than 12 Months

Held To Maturity
US Government agency obligations	$3,712	$(19)	$—	$—	$3,712	$(19)
Collateralized mortgage obligations	5,468	(340)	—	—	5,468	(340)
State and municipal tax-exempt	1,052	(2)	1,052	(2)	—	—
US agency mortgage-backed securities	252	(1)	—	—	252	(1)

Total	$10,484	$(362)	$1,052	$(2)	$9,432	$(360)

Available For Sale
US Government agency obligations	$9,204	$(107)	$9,204	$(107)	$—	$—
State and municipal tax-exempt	21,908	(161)	6.581	(7)	15,327	(154)
US agency mortgage-backed securities	29	(8)	29	(8)	—	—

Total	$31,141	$(276)	$15,814	$(122)	$15,327	$(154)

        DNB has $1.7 million in AFS securities and $4.2 million in HTM securities, which have had fair values below amortized cost for at least twelve continuous months at December 31, 2008. The total unrealized loss of these securities was $44,000 and $111,000, respectively. The impaired securities consist of variable rate government agency MBS securities, equity securities and collateralized mortgage backed securities. The unrealized losses on these debt securities is attributed to the securities having a below market yield. Management believes that the impairment associated with these and all other securities, where fair value is below book value at December 31, 2008, is only temporary because management has both the intent and ability to hold these investments until they recover.

        The amortized cost and estimated fair value of investment securities as of December 31, 2008, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid without penalties.

	Held to Maturity		Available for Sale
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$3,024	$3,031	$1,985	$1,941
Due after one year through five years	18,322	18,539	30,643	29,738
Due after five years through ten years	16,465	16,034	8,544	8,697
Due after ten years	21,584	20,921	20,061	20,269
No stated maturity	—	—	32	21

Total investment securities	$59,395	$58,525	$61,265	$60,666

        DNB sold $166.8 million, $58.7 million, and $0 securities from the AFS portfolio during 2008, 2007 and 2006. Gains and losses resulting from investment sales, redemptions or calls were as follows:

	Year Ended December 31
(Dollars in thousands)	2008	2007	2006

Gross realized gains	$964	$530	$13
Gross realized losses	2	135	—

Net realized gain	$962	$395	$13

        At December 31, 2008 and 2007, investment securities with a carrying value of approximately $100 million and $81.4 million, respectively, were pledged to secure public funds, repurchase agreements and for other purposes as required by law. See Footnote 7 regarding the use of certain securities as collateral.

        As of September 30, 2008, DNB reclassified its taxable municipal securities with a book value (net carrying amount) of $22.7 million from available-for-sale (AFS) to held-to-maturity (HTM). Reclassifying the taxable municipal securities to HTM will reduce the volatility and future negative effect on DNB's capital ratios, because HTM securities are not marked-to-market through other comprehensive income, but carried at their amortized cost basis. The fair value of our taxable municipal securities was $22.0 million at September 30, 2008, the date of their reclassification. The $683,000 difference between their book value and their fair value will be treated like a discount and accreted into interest income over the remaining life of the security. The unrealized loss on these securities, which is in accumulated other comprehensive income, will be amortized as an adjustment of yield in a manner consistent with the discount, thus offsetting or mitigating the effect on interest income of the amortization of the discount.

(3)    LOANS AND LEASES

	December 31
(Dollars in thousands)	2008	2007

Residential mortgage	$44,052	$46,448
Commercial mortgage	138,897	111,727
Commercial	83,186	81,021
Leases	6,919	13,593
Consumer	63,400	56,553

Total loans and leases	$336,454	$309,342

Less allowance for credit losses	(4,586)	(3,891)

Net loans and leases	$331,868	$305,451

        Included in the loan portfolio are loans for which DNB has ceased the accrual of interest (i.e. non-accrual loans). Loans of approximately $1.8 million, $1.5 million and $715,000 as of December 31, 2008, 2007 and 2006, respectively, were on a non-accrual basis. DNB also had loans of approximately $900,000, $345,000 and $106,000 that were 90 days or more delinquent, but still accruing as of December 31, 2008, 2007 and 2006, respectively. If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

	Year Ended December 31
(Dollars in thousands)	2008	2007	2006

Interest income which would have been recorded under original terms	$121	$109	$56
Interest income recorded during the year	(58)	(70)	(28)

Net impact on interest income	$63	$39	$28

        DNB had $15.5 million of loans, which, although performing at December 31, 2008, are believed to require increased supervision and review, and may, depending on the economic environment and other factors, become non-performing assets in future periods. There was $5.6 million of such loans at December 31, 2007. The majority of these loans are secured by commercial real estate with lesser amounts being secured by residential real estate, inventory and receivables.

        DNB has a significant concentration of residential and commercial mortgage loans collateralized by first mortgage liens on properties located in Chester County. DNB did not have any concentration of loans to borrowers engaged in similar activities that exceed 10% of total loans at December 31, 2008, except for loans of approximately $76.1 million relating to commercial real estate buildings. See Footnote 7 regarding the use of certain loans as collateral.

(4)    ALLOWANCE FOR CREDIT LOSSES

        Changes in the allowance for credit losses, for the years indicated, are as follows:

	Year Ended December 31
(Dollars in thousands)	2008	2007	2006

Beginning balance	$3,891	$4,226	$4,420
Provision	2,018	60	—
Loans charged off	(994)	(28)	(5)
Leases charged off	(287)	(458)	(360)
Deposit overdrafts charged off	(120)	—	—
Recoveries	78	91	171

Net charge-offs	(1,323)	(395)	(194)

Ending balance	$4,586	$3,891	$4,226

        There were $2.0 million, $60,000 and $0 provisions made during 2008, 2007 and 2006, respectively, based on management's analysis of the adequacy of the allowance for credit losses.

        Impaired loans are loans individually evaluated for collectibility, and which will probably not be collected in accordance with their contractual terms. The average recorded investment is higher than the total recorded investment in the table below due primarily to the transfer of loans to OREO totaling approximately $5.0 million during 2008, the majority being moved during the fourth quarter. Information regarding impaired loans is presented as follows:

	Year Ended December 31
(Dollars in thousands)	2008	2007	2006

Total recorded investment	$1,163	$2,274	$641
Average recorded investment	6,236	1,095	962
Specific allowance allocation	120	485	76
Total cash collected	313	344	1,145
Interest income recorded	108	27	4

(5)    OFFICE PROPERTY AND EQUIPMENT

	Estimated Useful Lives	December 31
(Dollars in thousands)		2008	2007

Land		$611	$611
Buildings	5-31.5 years	10,139	9,595
Furniture, fixtures and equipment	2-20 years	12,826	12,294

Total cost		23,576	22,500
Less accumulated depreciation		(13,911)	(12,592)

Office property and equipment, net		$9,665	$9,908

        Amounts charged to operating expense for depreciation for the years ended December 31, 2008, 2007 and 2006 amounted to $1.3 million, $1.2 million and $965,000, respectively.

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

(6)    DEPOSITS

        Included in interest bearing time deposits are certificates of deposit issued in amounts of $100,000 or more. These certificates and their remaining maturities were as follows:

	December 31
(Dollars in thousands)	2008	2007

Three months or less	$17,693	$31,119
Over three through six months	33,488	35,877
Over six through twelve months	15,411	6,427
Over one year through two years	3,793	1,712
Over two years	355	219

Total	$70,740	$75,354

(7)    FHLB ADVANCES AND SHORT-TERM BORROWED FUNDS

        DNB's short-term borrowed funds consist of borrowings at the Federal Home Loan Bank (FHLB) of Pittsburgh, repurchase agreements and Federal funds purchased. Repurchase agreements and Federal funds purchased generally represent one-day borrowings. Borrowings at the FHLB consist of overnight and 90 day borrowings. DNB had $20.2 million of repurchase agreements at December 31, 2008 with an average rate of 1.31%.

        In addition to short-term borrowings, DNB maintains borrowing arrangements with a correspondent bank and the FHLB of Pittsburgh, as well as access to the discount window at the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $140.3 million. DNB has a maximum borrowing capacity at the FHLB of approximately $130.3 million. At December 31, 2008, DNB had $60.0 million of outstanding advances, which mature at various dates through the year-ended December 31, 2015, as shown in the table below. Of the advances maturing in 2009 and thereafter, $45.0 million are convertible term advances and are callable, at the FHLB's option, at various dates starting on January 20, 2009. None of these advances were called on that date. If an advance is called by the FHLB, DNB has the option of repaying the borrowing, or continue to borrow at three month Libor plus 10-14 basis points, depending on the advance. FHLB advances are collateralized by a pledge of unencumbered investment securities, certain mortgage loans or a lien on the Bank's FHLB stock.

	December 31, 2008
(Dollars in thousands)	Weighted Average Rate	Amount

Due by December 31, 2009	4.43%	$7,000
Due by December 31, 2010	5.34	28,000
Due by December 31, 2011	5.46	5,000
Thereafter	4.17	20,000

Total	4.86%	$60,000

(8)    CAPITAL LEASE OBLIGATIONS

        Included in other borrowings is a long-term capital lease agreement, which relates to DNB's West Goshen branch. As of December 31, 2008 the branch has a carrying amount of $439,000, net of accumulated depreciation of $311,000, and is included in the balance of office properties and equipment in the accompanying statements of financial condition. The following is a schedule of the future minimum lease payments, together with the present value of the net minimum lease payments, as of December 31, 2008:

(Dollars in thousands) Year ended December 31	Amount

2009	$106
2010	106
2011	106
2012	106
2013	106
Thereafter	924

Total minimum lease payments	1,454
Less amount representing interest	(795)

Present value of net minimum lease payments	$659

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

        Cash and Cash Equivalents, Investment Securities, Accrued Interest Receivable and Accrued Interest Payable The carrying amounts for short-term investments (cash and cash equivalents) and accrued interest receivable and payable approximate fair value. The fair value of investment securities are determined by an independent third party ("preparer"). The preparer's evaluations are based on market data. They utilize evaluated pricing models that vary by asset and incorporate available trade, bid and other market information. For securities that do not trade on a daily basis, their evaluated pricing applications apply available information such as benchmarking and matrix pricing. The market inputs normally sought in the evaluation of securities include benchmark yields, reported trades, broker/dealer quotes (only obtained from market makers or broker/dealers recognized as market participants), issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data. For certain securities additional inputs may be used or some market inputs may not be applicable. Inputs are prioritized differently on any given day based on market conditions.

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

        Deposits and Borrowings    The fair value of deposits with no stated maturity, such as non-interest- bearing deposits, savings, NOW and money market accounts, is equal to the amount payable on demand at December 31, 2008 and 2007. The fair values of time deposits and borrowings are based on the present value of contractual cash flows. The discount rates used to compute present values are estimated using the rates currently offered for deposits of similar maturities in DNB's marketplace and rates currently being offered for borrowings of similar maturities.

        Off-balance-sheet Instruments    Off-balance-sheet instruments are primarily comprised of loan commitments, which are generally priced at market at the time of funding. Fees on commitments to extend credit and stand-by letters of credit are deemed to be immaterial and these instruments are expected to be settled at face value or expire unused. It is impractical to assign any fair value to these instruments. At December 31, 2008 and 2007, un-funded loan commitments totaled $55.3 million and $60.6 million, respectively. Stand-by letters of credit totaled $3.0 million and $4.6 million at December 31, 2008 and 2007, respectively.

        The following tables summarize information for all on-balance-sheet financial instruments.

	December 31
	2008		2007
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets
Cash and cash equivalents	$48,118	$48,118	$45,331	$45,331
AFS Investment securities	60,666	60,666	152,570	152,570
HTM Investment securities	59,395	58,525	14,921	14,592
Loans and leases	336,454	334,550	309,342	308,078
Accrued interest receivable	2,127	2,127	2,610	2,610
Financial liabilities
Deposits	408,470	405,414	412,920	401,576
Borrowings	90,123	91,266	89,877	91,731
Accrued interest payable	1,154	1,154	1,498	1,498

(11)    FEDERAL INCOME TAXES

        Income tax expense (benefit) was comprised of the following:

	Year Ended December 31
(Dollars in thousands)	2008	2007	2006

Current tax expense:
Federal	$291	$586	$425
State	7	2	—
Deferred income tax (benefit):
Federal	(234)	(216)	(384)
State	—	—	—

Income tax expense	$64	$372	$41

        The effective income tax rates of 7% for 2008, 17% for 2007 and 2% for 2006 were different than the applicable statutory Federal income tax rate of 34%. The reason for these differences follows:

	Year Ended December 31
(Dollars in thousands)	2008	2007	2006

Federal income taxes at statutory rate	$297	$739	$608
Decrease resulting from:
Low income housing credits	(36)	(36)	(36)
Tax-exempt interest and dividend preference	(161)	(285)	(498)
Change in valuation allowance	—	(11)	29
Bank owned life insurance	(88)	(97)	(83)
Other, net increase	52	62	21

Income tax expense	$64	$372	$41

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31
(Dollars in thousands)	2008	2007

Deferred tax assets:
Allowance for credit losses	$1,559	$1,323
Unrealized losses on securities	204	—
Unrealized loss on pension obligation	604	119
AMT credit carry forward	357	314
Low income housing tax credit carry forward	546	500
Capital loss disallowance	443	443
Unvested stock awards	30	94
Deferred gain on sale / leaseback on buildings	104	159
Deferred compensation (SERP)	256	141
Non-accrued interest	69	39
Charitable contributions carryover	44	81
Joint venture difference	81	67
Deferred compensation (BOLI)	252	270
Accrued expenses	16	4

Total gross deferred tax assets	4,565	3,554
Deferred tax liabilities:
Unrealized gains on securities available for sale	—	(245)
Depreciation	(191)	(179)
Pension expense	(104)	(140)
Tax bad debt reserve	(74)	(130)
Bank shares tax credit	(68)	(68)
Prepaid expenses	(189)	(186)

Total gross deferred tax liabilities	(626)	(948)

Valuation allowance	(443)	(443)

Net deferred tax asset	$3,496	$2,163

        As of December 31, 2008, DNB had no material unrecognized tax benefits or accrued interest and penalties. It is the DNB's policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense. Federal and state tax years 2005 through 2008 were open for examination as of December 31, 2008.

        During 2007, DNB decreased the valuation allowance for federal tax assets by $11,000 related to realized capital gains that were offset by DNB's capital loss carryovers. During 2008, there was no change to the valuation allowance.

        During 2007 and 2008, DNB recorded an income tax benefit of $0 and $25,000, respectively, relating to the exercise of stock options by employees and directors. This benefit was credited to surplus. DNB has capital loss carryovers of $1,303,000 which will expire on December 31, 2009 if not utilized. DNB has recorded a valuation allowance of $443,000 for the entire amount of tax benefits associated with this item. In addition, DNB had AMT and low-income housing tax credit (LIHC) carry forwards as of December 31, 2008 of $357,000 and $546,000, respectively. The AMT credit carry forward has an indefinite life. The LIHC carry forward has a life of twenty years and will begin to expire in the year 2023, if not used. DNB also has a charitable contribution carryover of $131,000 at December 31, 2008, which will begin to expire on December 31, 2011, if not utilized.

(12)    EARNINGS PER SHARE

        Basic earnings per share ("EPS") is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur from the exercise of stock options and is computed using the treasury stock method. The difference between basic and diluted EPS, for DNB, is attributable to stock options and unvested stock. At December 31, 2008, there were 181,828 anti-dilutive stock options outstanding as well as 24,574 anti-dilutive stock awards. At December 31, 2007, there were 224,487 anti-dilutive stock options outstanding and 13,093 anti-dilutive stock awards and at December 31, 2006 there were 120,962 anti-dilutive stock options and 14,204 anti-dilutive stock awards. EPS, dividends per share, and weighted average shares outstanding have been adjusted to reflect the effect of the 5% stock dividend paid in December 2007. The dilutive effect of stock options on basic earnings per share is presented below.

	Year Ended December 31
	2008			2007			2006

(In thousands, except share data)	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

Basic EPS
Income available to common stockholders	$809	2,603	$0.31	$1,802	2,614	$0.69	$1,747	2,625	$0.67

Diluted EPS
Effect of dilutive common stock awards	—	3	—	—	12	—	—	19	(.01)

Income available to common stockholders	$809	2,606	$0.31	$1,802	2,626	$0.69	$1,747	2,644	$0.66

(13)    OTHER COMPREHENSIVE INCOME (LOSS)

        The components of "Other Comprehensive Income (Loss)" and the related tax effects are as follows:

(Dollars in thousands)	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount

Year Ended December 31, 2008:
Unrealized losses on securities:
Unrealized holding losses arising during the period	$(1,041)	$354	$(687)
Less reclassification for gains included in net income	(962)	327	(635)
Unrealized actuarial losses — pension	(1,683)	572	(1,111)

Other Comprehensive Loss	$(3,686)	$1,253	$(2,433)

Year Ended December 31, 2007:
Unrealized losses on securities:
Unrealized holding gains arising during the period	$2,286	$(777)	$1,509
Less reclassification for gains included in net income	(395)	134	(261)
Unrealized actuarial gains — pension	753	(256)	497

Other Comprehensive Income	$2,644	$(899)	$1,745

Year Ended December 31, 2006:
Unrealized losses on securities:
Unrealized holding gains arising during the period	$348	$(118)	$230
Less reclassification for losses included in net income	(13)	5	(8)

Other Comprehensive Income	$335	$(113)	$222

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

        The following table sets forth the Plan's funded status, as of the measurement dates of December 31, 2008 and 2007 and amounts recognized in DNB's consolidated financial statements at December 31, 2008 and 2007:

	December 31
(Dollars in thousands)	2008	2007

Projected Benefit obligation	$(6,428)	$(6,557)

Accumulated benefit obligation	(6,428)	(6,557)
Fair value of plan assets	5,308	6,968

Amounts recognized in the statement of financial position consist of:
Assets	—	$411
Liabilities	$(1,120)	—

Funded status	$(1,120)	$411

Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net loss	$1,776	$349
Net transition obligation (asset)	—	—

Total	$1,776	$349

        The amounts and changes in DNB's pension benefit obligation and fair value of plan assets for the years ended December 31, 2008 and 2007 are as follows:

	Year ended December 31
(Dollars in thousands)	2008	2007

Change in benefit obligation
Benefit obligation at beginning of year	$6,557	$6,850
Interest cost	406	395
Actuarial loss	(213)	(388)
Benefits paid	(343)	(321)
Service Cost	21	21

Benefit obligation at end of year	$6,428	$6,557

Change in plan assets
Fair value of assets at beginning of year	$6,968	$6,866
Actual return on plan assets	(1,317)	423
Employer contribution	—	—
Benefits paid	(343)	(321)

Fair value of assets at end of year	$5,308	$6,968

        The Plan's assets are invested using an asset allocation strategy in units of certain equity, bond, real estate and money market funds. The following table summarizes the weighted average asset allocations as of the dates indicated:

	December 31
	2008	2007

Cash and cash equivalents	21.6%	17.2%
Equity securities	30.5	39.7
Fixed income securities	47.9	43.1

Total	100.0%	100.0%

        Equity securities consist mainly of equity common trust funds and mutual funds. Fixed income securities consist mainly of fixed income common trust funds and individual securities. Pension plan assets are invested with a moderate growth objective, with target asset allocations of approximately 60 - 70% bonds and cash and approximately 30 - 40% in stocks. The trustees of the plan moved approximately 15% of the plan assets to cash and cash equivalents during the later part of 2007 as a hedge against an increasingly volatile market.

        Net periodic pension costs for the years indicated include the following components:

	Year Ended December 31
(Dollars in thousands)	2008	2007	2006

Service cost	$21	$21	$16
Interest cost	406	395	383
Expected return on plan assets	(355)	(400)	(409)
Amortization of transition asset	—	—	—
Recognized net actuarial loss	32	86	111

Net periodic cost	$104	$102	$101

Assumptions used:
Discount rate	6.50%	6.35%	5.75%
Rate of increase in compensation level	N/A	N/A	N/A
Expected long-term rate of return on assets	5.25	6.50	6.50

DNB's estimated future benefit payments are as follows:

(Dollars in thousands)	Benefits

2009	$381
2010	382
2011	363
2012	376
2013	383
2014-2018	2,131

        On November 24, 1999, the Bank and Henry F. Thorne, its then current Chief Executive Officer (the "Executive"), entered into a Death Benefit Agreement providing for supplemental death and retirement benefits for him (the "Supplemental Plan"). The Supplemental Plan provided that the Bank and the Executive share in the rights to the cash surrender value and death benefits of a split-dollar life insurance policy (the "Policy") and provided for additional compensation to the Executive, equal to any income tax consequences related to the Supplemental Plan until retirement. The Policy reflected as Bank Owned Life

Insurance on the accompanying statements of financial condition is increased each period to the extent the cash surrender value of the policy increases. The policy is designed to provide the Executive, upon attaining age 65, with projected annual after-tax distributions of approximately $35,000, funded by loans against the cash surrender value of the Policy. In addition, the Policy is intended to provide the Executive with a projected death benefit of $750,000. Neither the insurance company nor the Bank guaranteed any minimum cash value under the Supplemental Plan.

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

        The Replacement Plan provides that if the Executive remains employed continuously by the Bank until age 65, he shall, upon his termination of employment for any reason other than Cause, as defined in the Plan, receive an annual retirement benefit estimated to be $34,915, payable monthly, from the date of his termination of employment until his death. If the Executive's employment with the Bank terminates prior to age 65 for any reason other than Cause, he will be entitled to an annual retirement benefit payable monthly commencing the month after he reaches age 65 until his death, but in this event, his annual retirement benefit will be equal to that proportion of the $34,915 annual benefit his actual years of service with the Bank bears to the years of service he would have completed had he remained employed continuously by the Bank until age 65. In either case, he will also be entitled to receive monthly a tax allowance calculated, subject to certain assumptions, to substantially compensate him for his federal and state income, employment and excise tax liabilities attributable to the retirement benefit and the tax allowance. DNB adopted EITF 06-4 on January 1, 2007 and recorded a $583,000 net-of-tax charge to stockholders' equity applicable to the Replacement Plan. In July 2008, DNB commenced making monthly payments of $3,658 to the Executive. Since the annual payments of $43,896, which includes the tax gross-up, are less than the originally projected payments for the Plan, DNB's liability under this plan was reduced from $566,613 to $477,323 at December 31, 2008.

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

        On December 8, 2008, DNB's Board of Directors approved an amendment to the existing SERP. The amendment amends the SERP's vesting schedule so that Mr. Latoff would be 76% vested as of October 1, 2008, 85% vested as of November 1, 2008, 94% vested as of December 1, 2008, and that thereafter his interest under the SERP would vest in increments of 1.0% on the first of every month thereafter until 100% vested on June 1, 2009. DNB expensed an additional $33,332 in 2008 in relation to this acceleration of the vesting period.

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

        Participants are permitted to authorize pre-tax savings contributions, and beginning July 1, 2006, after-tax contributions, to a separate trust established under the 401(k) plan, subject to limitations on deductibility of contributions imposed by the Internal Revenue Code. The Bank makes matching contributions of $.25 for every dollar of deferred salary, up to 6% of each participant's annual compensation. Each participant is 100% vested at all times in employee and employer contributions. The Corporation's matching contributions to the 401 (k) plan were $88,000, $93,000 and $94,000 in 2008, 2007 and 2006, respectively.

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

        DNB's related expense associated with the Profit Sharing Plan was $212,000, $226,000 and $252,000 in 2008, 2007 and 2006, respectively.

        Stock Option Plan    DNB has a Stock Option Plan for employees and directors. Under the plan, options (both qualified and non-qualified) to purchase a maximum of 643,369 (as adjusted for subsequent stock dividends) shares of DNB's common stock could be issued to employees and directors.

        Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years. Vesting of options under the plan is determined by the Plan Committee. There were 201,335, 149,263 and 118,400 shares available for grant at December 31, 2008, 2007 and 2006, respectively.

        Stock option activity is indicated below. Stock options have been adjusted for the 5% stock dividends in December of 2007 and 2006.

	Number Outstanding	Weighted Average Exercise Price

Outstanding January 1, 2006	318,673	$19.01
Granted	—	—
Exercised	(7,355)	9.13
Forfeited	(27,548)	20.39

Outstanding December 31, 2006	283,770	19.13
Granted	—	—
Exercised	(9,589)	12.17
Forfeited	(28,891)	20.06
Expired	(1,970)	11.84

Outstanding December 31, 2007	243,320	19.36
Granted	—	—
Exercised	—	—
Forfeited	(22,852)	19.20
Expired	(29,221)	21.64

Outstanding December 31, 2008	191,247	$19.03

        The weighted average price and weighted average remaining contractual life as of December 31, 2008 for outstanding options are listed below. All outstanding options are exercisable.

Range of Exercise Prices		Weighted Average
	Number Outstanding
		Exercise Price	Remaining Contractual Life

$ 9.23-10.99	9,419	$9.23	1.50 years
11.00-13.99	9,414	11.16	2.50 years
14.00-19.99	103,246	17.43	4.97 years
20.00-22.99	21,127	22.78	5.98 years
23.00-24.27	48,041	24.27	6.30 years

Total	191,247	$19.03	5.12 years

        Stock-Based Compensation    DNB maintains an Incentive Equity and Deferred Compensation Plan. The plan provides that up to 243,101 (as adjusted for subsequent stock dividends) shares of common stock may be granted, at the discretion of the Board, to individuals of the Company. During 2008, 2007 and 2006, DNB granted 9,900, 17,010, and 0 shares of unvested stock, issuable on the earlier of three years after the date of the grant or a change in control of DNB if the recipients are then employed by DNB ("Vest Date"). Upon issuance of the shares, resale of the shares is restricted for an additional year, during which the shares may not be sold, pledged or otherwise disposed of. Prior to the vest date and in the event the recipient terminates association with DNB for reasons other than death, disability or change in control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant. Share awards granted by the plan were recorded at the date of award based on the market value of shares. Awards are being amortized to expense over the three-year cliff-vesting period. During this three-year period, DNB records compensation expense equal to the value of the shares being amortized. For the year ended December 31, 2008, 2007 and 2006, $233,000, $53,000 and $133,000, respectively was amortized to expense. At December 31, 2008, 2007 and 2006, 205,441, 212,999 and 229,592 shares were reserved for future grants under the plan.

        Stock grant activity is indicated below. The shares have been adjusted for the 5% stock dividends in December 2006 and 2007.

Shares
Outstanding — January 1, 2006	18,614
Granted	—
Forfeited	(4,410)

Outstanding — December 31, 2006	14,204

Granted	17,010
Forfeited	(1,111)

Outstanding — December 31, 2007	30,103

Granted	9,900
Vested shares	(13,087)
Forfeited	(2,342)

Outstanding — December 31, 2008	24,574

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

        DNB had outstanding stand-by letters of credit in the amount of approximately $3.0 million and un-funded loan and lines of credit totaling $55.3 million at December 31, 2008, of which, $52.4 million were variable rate and $5.9 million were fixed rate.

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

        DNB maintains borrowing arrangements with a correspondent bank and the FHLB of Pittsburgh, as well as access to the discount window at the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $140.3 million.

        Approximately $39.3 million of assets were held by DNB Advisors in a fiduciary, custody or agency capacity at December 31, 2008. These assets are not assets of DNB, and are not included in the consolidated financial statements.

        DNB is a party to a number of lawsuits arising in the ordinary course of business. While any litigation causes an element of uncertainty, management is of the opinion that the liability, if any, resulting from the actions, will not have a material effect on the accompanying financial statements.

(16)    PARENT COMPANY FINANCIAL INFORMATION

        Condensed financial information of DNB Financial Corporation (parent company only) follows:

Condensed Statements of Financial Condition (Dollars in thousands)
	December 31
	2008	2007

Assets
Cash	$205	$440
Investment securities	20	29
Investment in subsidiary	39,181	41,631
Other assets	142	147

Total assets	$39,548	$42,247

Liabilities and Stockholders' Equity
Liabilities
Junior subordinated debentures	$9,279	$9,279
Other liabilities	211	333

Total liabilities	9,490	9,612

Stockholders' equity	30,058	32,635

Total liabilities and stockholders' equity	$39,548	$42,247

Condensed Statements of Operations (Dollars in thousands)
	Year Ended December 31
	2008	2007	2006

Income:
Equity in undistributed income of subsidiary	$251	$1,238	$1,221
Dividends from subsidiary	1,185	1,294	1,240
Other income	1	1	—

Total income	1,437	2,533	2,461

Expenses:
Interest expense	628	731	714
Other expenses	—	—	—

Total expense	628	731	714

Net income	$809	$1,802	$1,747

Condensed Statements of Cash Flows (Dollars in thousands)
	Year Ended December 31
	2008	2007	2006

Cash Flows From Operating Activities:
Net income	$809	$1,802	$1,747
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in undistributed income of subsidiary	(421)	(1,238)	(1,221)
Unvested stock amortization	233	53	132
Net change in other liabilities	(46)	(5)	11
Net change in other assets	6	15	1

Net Cash Provided by Operating Activities	581	627	670

Cash Flows From Investing Activities:
Payments for investments in and advances to subsidiaries	(233)	(56)	258
Dividend from subsidiary	546	1,500	3
Sale (purchase) of available for sale security	5	—	(1)

Net Cash Provided (Used) by Investing Activities	318	1,444	260

Cash Flows From Financing Activities:
Proceeds from advances from subsidiaries	—	—	—
Proceeds from issuance of common stock	233	378	485
Purchase of treasury stock	(356)	(872)	(310)
Dividends paid	(1,011)	(1,302)	(1,239)

Net Cash (Used) Provided by Financing Activities	(1,134)	(1,796)	(1,064)

Net Change in Cash and Cash Equivalents	235	275	(134)

Cash at Beginning of Period	440	165	299

Cash at End of Period	$205	$440	$165

(17)    REGULATORY MATTERS

        Recent market conditions have made it difficult or uneconomical to access the capital markets. As a result, the United States Congress, the Treasury, and the FDIC have announced various programs designed to enhance market liquidity and bank capital.

        In response to the financial crisis affecting the banking system and financial markets, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 ("EESA") was signed into law and established the Troubled Assets Relief Program ("TARP") administered by the U.S. Treasury Department. As part of TARP, the Treasury established the Capital Purchase Program ("CPP") to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. In connection with EESA, there have been numerous actions by the Federal Reserve Board, Congress, the Treasury, the FDIC, the SEC and others to further the economic and banking industry stabilization efforts under EESA. It remains unclear at this time what further legislative and regulatory measures will be implemented under EESA affecting the Corporation.

        On January 30, 2009, as part of the CPP administered by the United States Department of the Treasury, DNB Financial Corporation entered into a Letter Agreement and a Securities Purchase Agreement with the U.S. Treasury, pursuant to which the DNB issued and sold on January 30, 2009, and the U.S. Treasury purchased for cash on that date (i) 11,750 shares of the company's Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008A, par value $10.00 per share, having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant to purchase up to 186,311 shares of the DNB's common stock, $1.00 par value, at an exercise price of $9.46 per share, for an aggregate purchase price of $11,750,000 in cash. This transaction closed on January 30, 2009. The issuance and sale of these securities was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. During 2009 the Bank will need to provide dividends to the Corporation in connection with the $11,750,000 of Fixed Rate Cumulative Perpetual Preferred Stock sold on January 30, 2009 as part of the CPP administered by the United States Department of the Treasury.

        As further response to the economic crisis, the American Recovery and Reinvestment Act of 2009 ("ARRA"), more commonly known as the economic stimulus or economic recovery package, was signed into law on February 17, 2009, by President Obama. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients until they have repaid the Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the Treasury's consultation with the recipient's appropriate regulatory agency.

        Under the Federal Reserve's Regulation H, DNB First, National Association may not, without regulatory approval, declare or pay a dividend to the Corporation if the total of all dividends declared in a calendar year exceeds the total of (a) the Bank's net income for that year and (b) its retained net income for the preceding two calendar years, less any required transfers to additional paid-in capital or to a fund for the retirement of preferred stock.

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

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

DNB Financial Corporation
December 31, 2008:
Total risk-based capital	$45,516	12.02%	$30,306	8.00%	$37,883	10.00%
Tier 1 capital	40,802	10.77	15,153	4.00	22,730	6.00
Tier 1 (leverage) capital	40,802	7.46	21,882	4.00	27,353	5.00

December 31, 2007:
Total risk-based capital	$44,859	13.08%	$27,437	8.00%	$34,296	10.00%
Tier 1 capital	40,901	11.93	13,719	4.00	20,578	6.00
Tier 1 (leverage) capital	40,901	7.77	21,061	4.00	26,326	5.00

DNB First, N.A.
December 31, 2008:
Total risk-based capital	$45,378	12.00%	$30,257	8.00%	$37,822	10.00%
Tier 1 capital	40,654	10.75	15,129	4.00	22,693	6.00
Tier 1 (leverage) capital	40,654	7.44	21,862	4.00	27,328	5.00

December 31, 2007:
Total risk-based capital	$44,581	13.02%	$27,385	8.00%	$34,231	10.00%
Tier 1 capital	40,624	11.87	13,692	4.00	20,539	6.00
Tier 1 (leverage) capital	40,624	7.72	21,036	4.00	26,295	5.00

(18)    FAIR VALUE MEASUREMENT

        FASB Statement No. 157 ("FAS 157"), Fair Value Measurement, became effective January 1, 2008.

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

        DNB's available-for-sale investment securities, which generally include state and municipal securities, U.S. government agencies and mortgage backed securities, are reported at fair value. These securities are valued by an independent third party ("preparer"). The preparer's evaluations are based on market data. They utilize evaluated pricing models that vary by asset and incorporate available trade, bid and other market information. For securities that do not trade on a daily basis, their evaluated pricing applications apply available information such as benchmarking and matrix pricing. The market inputs normally sought in the evaluation of securities include benchmark yields, reported trades, broker/dealer quotes (only obtained from market makers or broker/dealers recognized as market participants), issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data. For certain securities additional inputs may be used or some market inputs may not be applicable. Inputs are prioritized differently on any given day based on market conditions.

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

        The value of the investment portfolio is determined using three broad levels of input:

        Level 1 — Quoted prices in active markets for identical securities.

        Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active and model derived valuations whose inputs are observable or whose significant value drives are observable.

        Level 3 — Instruments whose significant value drivers are unobservable.

        These levels are not necessarily an indication of the risks or liquidity associated with these investments. The following table summarizes the assets at December 31, 2008 that are recognized on DNB's balance sheet using fair value measurement determined based on the differing levels of input.

	December 31, 2008
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value

Assets Measured at Fair Value on a Recurring Basis
Securities available for sale	$21	$60,645	$—	$60,666

Total assets measured at fair value on a recurring basis	$21	$60,645	$—	$60,666

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$—	$1,163	$—	$1,163
OREO & other repossessed property	—	4,997	—	4,997

Total assets measured at fair value on a nonrecurring basis	$—	$6,160	$—	$6,160

        Impaired loans.    Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1.2 million at December 31, 2008. The valuation allowance on impaired loans was $120,000 as of December 31, 2008. During the twelve months ended December 31, 2008, we recognized impairment charges of $840,000 related to approximately $4.8 million in loans.

        Other Real Estate Owned & other repossessed property.    Other real estate owned ("OREO") consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as OREO and other repossessed property and are reported at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. DNB had $5.0 million of such assets at December 31, 2008. This consisted of $4.9 million in OREO and $93,000 in other repossessed property. Subsequent to the repossession of these assets, DNB wrote down their carrying values by $70,000, based on appraisals.

        The provisions of FAS 157 related to disclosures surrounding non-financial assets and non-financial liabilities have not been applied because in February 2008, the FASB deferred the required implementation of these disclosures until 2009.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
DNB Financial Corporation:

        We have audited the accompanying consolidated statements of financial condition of DNB Financial Corporation and subsidiaries (the "Corporation") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DNB Financial Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

        As discussed in note 1 to the consolidated financial statements, the Corporation adopted FASB Statement No. 123(revised), Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, effective January 1, 2006, Emerging Issues Task Force Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, effective January 1, 2007, and FASB Statement No. 157, Fair Value Measurements, effective January 1, 2008.

Philadelphia, Pennsylvania
March 31, 2009

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.        Controls and Procedures

        DNB's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2008, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that DNB's current disclosure controls and procedures are effective and timely, providing them with material information relating to DNB and its subsidiaries required to be disclosed in the report DNB files under the Exchange Act.

Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the effectiveness of the Corporation's internal control over financial reporting at December 31, 2008. To make this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Management believes that, as of December 31, 2008 the Corporation's internal control over financial reporting was effective. This annual report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Item 9B.        Other Information

        None

Part III

Item 10.        Directors and Executive Officers of the Registrant

        The information required herein with respect to Registrant's directors and officers is incorporated by reference to pages 7-43 of the Registrant's Proxy Statement for the 2009 Annual Meeting of Stockholders, and the information required herein with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to page 9 of the Registrant's Proxy Statement for the Annual Meeting of Shareholders. The Registrant has adopted a Code of Ethics that applies to the Registrant's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Registrant's current Code of Ethics is incorporated herein by reference as Exhibit 14 to this report.

Item 11.        Executive Compensation

        The information required herein is incorporated by reference to pages 27-31 of the Registrant's Proxy Statement for the 2009 Annual Meeting of Shareholders.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        (a) Information Regarding Equity Compensation Plans

        The information required herein is incorporated by reference to page 48 of the Registrant's Proxy Statement for the 2009 Annual Meeting of Shareholders.

        (b) The balance of the information required herein is incorporated by reference to Page 7 of the Registrant's Proxy Statement for the 2009 Annual Meeting of Shareholders.

Item 13.        Certain Relationships and Related Transactions and Director Independence

        The information required herein is incorporated by reference to pages 42-43 of the Registrant's Proxy Statement for the 2009 Annual Meeting of Shareholders.

Item 14.        Principal Accountant Fees and Services

        The information required herein is incorporated by reference to page 50 of the Registrant's Proxy Statement for the 2009 Annual Meeting of Shareholders.

Part IV

Item 15.        Exhibits, Financial Statement Schedules.

        (a)(1) Financial Statements.

        The consolidated financial statements listed below, together with an opinion of KPMG LLP dated March 31, 2009 with respect thereto, are set forth beginning at page 53 of this report under Item 8, "Financial Statements and Supplementary Data."

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
Notes to Consolidated Financial Statements
Selected Quarterly Financial Data (Unaudited)

        (a)(2) Not applicable

        (a)(3) Exhibits, pursuant to Item 601 of Regulation S-K.

        The exhibits listed on the Index to Exhibits on pages 91-93 of this report are incorporated by reference or filed or furnished herewith in response to this Item.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNB FINANCIAL CORPORATION
March 31, 2009
	BY:	/s/ WILLIAM S. LATOFF William S. Latoff, Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WILLIAM J. HIEB William J. Hieb, President and Chief Operating Officer	March 31, 2009
/s/ GERALD F. SOPP Gerald F. Sopp Chief Financial Officer (Principal Accounting Officer)	March 31, 2009
/s/ THOMAS A. FILLIPPO Thomas A. Fillippo Director	March 31, 2009
/s/ MILDRED C. JOYNER Mildred C. Joyner Director	March 31, 2009
/s/ JAMES J. KOEGEL James J. Koegel Director	March 31, 2009
/s/ ELI SILBERMAN Eli Silberman Director	March 31, 2009
/s/ JAMES H. THORNTON James H. Thornton Vice-Chairman of the Board	March 31, 2009

 Index to Exhibits

Exhibit No. Under Item 601 of Regulation S-K		Description of Exhibit and Filing Information
3	(i)	Amended and Restated Articles of Incorporation, as amended effective December 8, 2008, filed herewith.
	(ii)	Bylaws of the Registrant as amended December 8, 2008, filed herewith.
4		Registrant has certain debt obligations outstanding, for none of which do the instruments defining holders rights authorize an amount of securities in excess of 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. Registrant agrees to furnish copies of such agreements to the Commission on request.
10	(a)*	Amended and Restated Change of Control Agreements dated December 20, 2006 between DNB Financial Corporation and DNB First, N.A. and the following executive officers, each in the form filed March 26, 2007 as item 10(a) to Form 10-K for the fiscal year-ended December 31, 2006 (No. 0-16667) and incorporated herein by reference: Bruce E. Moroney, C. Tomlinson Kline III, and Richard J. Hartmann.
	(b)**	1995 Stock Option Plan of DNB Financial Corporation (as amended and restated, effective as of April 27, 2004), filed on March 29, 2004 as Appendix A to Registrant's Proxy Statement for its Annual Meeting of Stockholders held April 27, 2004, and incorporated herein by reference.
	(c)*	Form of Change of Control Agreements, as amended November 10, 2003, filed on November 14, 2003 as Item 10(e) to Form 8-K (No. 0-16667) and incorporated herein by reference between DNB Financial Corporation and DNB First, N.A. and each of the following Directors: (i) dated November 10, 2005 with James H. Thornton, James J. Koegel and Eli Silberman, and (ii) dated February 23, 2005 with Mildred C. Joyner, and dated February 22, 2006 with Thomas A. Fillippo.
	(d)***	DNB Financial Corporation Incentive Equity and Deferred Compensation Plan filed March 10, 2005 as item 10(i) to Form 10-K for the fiscal year-ended December 31, 2004 (No. 0-16667) and incorporated herein by reference.
	(e)*	Amended and Restated Change of Control Agreement among DNB Financial Corporation, DNB First, N.A. and William S. Latoff, dated December 20, 2006, filed March 26, 2007 as item 10(e) to Form 10-K for the fiscal year-ended December 31, 2006 (No. 0-16667) and incorporated herein by reference.
	(f)*	Agreement of Lease dated February 10, 2005 between Headwaters Associates, a Pennsylvania general partnership, as Lessor, and DNB First, National Association as Lessee for a portion of premises at 2 North Church Street, West Chester, Pennsylvania, filed March 10, 2005 as Item 10(l) to Form 10-K for the fiscal year ended December 31, 2004 (No. 0-16667) and incorporated herein by reference, as amended by Addendum to Agreement of Lease dated as of November 15, 2005, filed March 23, 2006 as Item 10(l) to Form 10-K for the fiscal year ended December 31, 2005 (No. 0-16667) and incorporated herein by reference, and as further amended by Second Addendum to Agreement of Lease dated as of May 25, 2006, filed August 14, 2006 as Item 10(l) to Form 10-Q for the fiscal quarter ended June 30, 2006 (No. 0-16667) and incorporated herein by reference.

(g)	Marketing Services Agreement between TSG, Inc., a Pennsylvania business corporation (the "Service Provider") for which Eli Silberman, a Director of Registrant, is the President and owner dated December 17, 2008, filed herewith.
(h)**	Form of Stock Option Agreement for grants prior to 2005 under the Registrant's Stock Option Plan, filed May 11, 2005 as Item 10(n) to Form 10-Q for the fiscal quarter ended March 31, 2005 (No. 0-16667) and incorporated herein by reference.
(i)**	Form of Nonqualified Stock Option Agreement for April 18, 2005 and subsequent grants under the Stock Option Plan, filed May 11, 2005 as Item 10(o) to Form 10-Q for the fiscal quarter ended March 31, 2005 (No. 0-16667) and incorporated herein by reference.
(j)	Agreement of Sale dated June 1, 2005 between DNB First, National Association (the "Bank"), as seller, and Papermill Brandywine Company, LLC, a Pennsylvania limited liability company, as buyer ("Buyer") with respect to the sale of the Bank's operations center and an adjunct administrative office (the "Property") and accompanying (i) Agreement of Lease between the Buyer as landlord and the Bank as tenant, pursuant to which the Property will be leased back to the Bank, and (ii) Parking Easement Agreement to provide cross easements with respect to the Property, the Buyer's other adjoining property and the Bank's other adjoining property, filed August 15, 2005 as Item 10(p) to Form 10-Q for the fiscal quarter ended June 30, 2005 (No. 0-16667) and incorporated herein by reference.
(k)	Agreement of Lease dated November 18, 2005 between Papermill Brandywine Company, LLC, a Pennsylvania limited liability company ("Papermill"), as Lessor, and DNB First, National Association as Lessee for the banks operations center and adjunct administrative office, filed March 23, 2006 as Item 10(q) to Form 10-K for the fiscal year ended December 31, 2005 (No. 0-16667) and incorporated herein by reference.
(l)*	Amended and Restated Change of Control Agreement among DNB Financial Corporation, DNB First, N.A. and William J. Hieb, filed May 15, 2007 as Item 10(l) to Form 10-Q for the fiscal quarter ended March 31, 2007 (No. 0-16667) and incorporated herein by reference.
(m)**	Form of Nonqualified Stock Option Agreement for grants on and after December 22, 2005 under the Stock Option Plan, filed March 23, 2006 as Item 10(s) to Form 10-K for the fiscal year ended December 31, 2005 (No. 0-16667) and incorporated herein by reference.
(n)*	Deferred Compensation Plan For Directors of DNB Financial Corporation (adopted effective October 1, 2006), filed November 14, 2006 as Item 10(s) to Form 10-Q for the fiscal quarter ended September 30, 2006 (No. 0-16667) and incorporated herein by reference.
(o)*	DNB Financial Corporation Deferred Compensation Plan (adopted effective October 1, 2006), filed November 14, 2006 as Item 10(t) to Form 10-Q for the fiscal quarter ended September 30, 2006 (No. 0-16667) and incorporated herein by reference.
(p)*	Trust Agreement, effective as of October 1, 2006, between DNB Financial Corporation and DNB First, National Association (Deferred Compensation Plan), filed November 14, 2006 as Item 10(u) to Form 10-Q for the fiscal quarter ended September 30, 2006 (No. 0-16667) and incorporated herein by reference.

	(q)*	Change of Control Agreements among DNB Financial Corporation, DNB First, N.A. and each of the following executive officers, each in the form filed March 26, 2007 as item 10(q) to Form 10-K for the fiscal year-ended December 31, 2006 (No. 0-16667) and incorporated herein by reference: Albert J. Melfi, Jr. and Gerald F. Sopp.
	(r)*	DNB Financial Corporation Supplemental Executive Retirement Plan for William S. Latoff as amended and restated effective April 1, 2007, filed May 15, 2007 as Item 10(r) to Form 10-Q for the fiscal quarter ended March 31, 2007 (No. 0-16667) and incorporated herein by reference, as further amended by Amendment dated December 8, 2008, filed herewith.
	(s)*	Trust Agreement effective as of December 20, 2006 between DNB Financial Corporation and DNB First, N.A. (William S. Latoff SERP), filed March 26, 2007 as item 10(s) to Form 10-K for the fiscal year-ended December 31, 2006 (No. 0-16667) and incorporated herein by reference, as modified by Agreement to Terminate Trust dated as of April 1, 2007, filed May 15, 2007 as Item 10(s) to Form 10-Q for the fiscal quarter ended March 31, 2007 (No. 0-16667) and incorporated herein by reference.
	(t)*	DNB Offer Letter to Albert J. Melfi, Jr., dated November 10, 2006, filed March 26, 2005 as item 10(t) to Form 10-K for the fiscal year-ended December 31, 2006 (No. 0-16667) and incorporated herein by reference.
	(u)*	DNB Offer Letter to Gerald F. Sopp, dated December 20, 2006, filed March 26, 2007 as item 10(u) to Form 10-K for the fiscal year-ended December 31, 2006 (No. 0-16667) and incorporated herein by reference.
	(v)***	Form of Restricted Stock Award Agreement dated November, 28, 2007, filed March 28, 2008 as item 10(v) to Form 10-K for the fiscal year-ended December 31, 2007 (No. 0-16667) and incorporated herein by reference.
11		Registrant's Statement of Computation of Earnings Per Share is set forth in Footnote 12 to Registrant's consolidated financial statements at page 73 of this Form 10-K under Item 8, "Financial Statements and Supplementary Data," and is incorporated herein by reference.
14		Code of Ethics as amended and restated effective February 23, 2005, filed March 10, 2005 as Item 10(m) to Form 10-K for the fiscal year ended December 31, 2004 (No. 0-16667) and incorporated herein by reference.
21		List of Subsidiaries, filed herewith.
23		Consent of KPMG LLP, filed herewith.
31.1		Rule 13a-14(a)/15d-14 (a) Certification of Chief Executive Officer, filed herewith.
31.2		Rule 13a-14(a)/15d-14 (a) Certification of Chief Financial Officer, filed herewith.
32.1		Section 1350 Certification of Chief Executive Officer, filed herewith.
32.2		Section 1350 Certification of Chief Financial Officer, filed herewith.
	*	Management contract or compensatory plan arrangement.
	**	Shareholder approved compensatory plan pursuant to which the Registrant's Common Stock may be issued to employees of the Corporation.
	***	Non-shareholder approved compensatory plan pursuant to which the Registrant's Common Stock may be issued to employees of the Corporation.

DNB FINANCIAL CORPORATION
CORPORATE HEADQUARTERS
4 Brandywine Avenue
Downingtown, PA 19335
Tel. 610-269-1040 Fax 484-359-3176
Internet http://www.dnbfirst.com
 FINANCIAL INFORMATION
Investors, brokers, security analysts and others desiring financial information should contact
Gerald F. Sopp at 484-359-3143 or
gsopp@dnbfirst.com
 AUDITOR
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