Form 10-Q
period 2009-03-31
DNB FINANCIAL CORP /PA/
filed 2009-05-15
CIK 713671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: March 31, 2009
or
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock ($1.00 Par Value) (Class)	2,603,273 (Shares Outstanding as of May 8, 2009)

DNB FINANCIAL CORPORATION AND SUBSIDIARY

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

DNB Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition (Unaudited)

	March 31	December 31
(Dollars in thousands except share data)	2009	2008
Assets
Cash and due from banks	$ 11,469	$ 9,780
Federal funds sold	43,621	38,338
Cash and cash equivalents	55,090	48,118
AFS investment securities, at fair value (amortized cost of $73,904 and $61,265)	71,967	60,666
HTM investment securities (fair value of $55,837 and $58,525)	56,743	59,395
Other investment securities	4,065	4,065
Total investment securities	132,775	124,126
Loans and leases	331,514	336,454
Allowance for credit losses	(4,641)	(4,586)
Net loans and leases	326,873	331,868
Office property and equipment, net	9,572	9,665
Accrued interest receivable	2,509	2,127
Other real estate owned	4,630	4,997
Bank owned life insurance	7,643	7,580
Core deposit intangible	247	259
Net deferred taxes	3,864	3,496
Other assets	23,918	1,211
Total assets	$567,121	$533,447
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$ 43,620	$45,503
Interest-bearing deposits:
NOW	138,836	106,623
Money market	82,710	81,742
Savings	33,683	32,895
Time	131,099	141,707
Total deposits	429,948	408,470
FHLB advances	60,000	60,000
Repurchase agreements	21,813	20,185
Junior subordinated debentures	9,279	9,279
Other borrowings	655	659
Total borrowings	91,747	90,123
Accrued interest payable	1,000	1,154
Other liabilities	3,274	3,642
Total liabilities	525,969	503,389
Stockholders’ Equity
Preferred stock, $10.00 par value;
1,000,000 shares authorized; $1,000 liquidation preference per share; 11,750 issued at March 31, 2009 and none issued at December 31, 2008	11,604	—
Common stock, $1.00 par value;
10,000,000 shares authorized; 2,861,619 and 2,863,024 issued respectively	2,869	2,867
Stock warrants	151	—
Treasury stock, at cost; 258,775 and 256,420 shares, respectively	(4,832)	(4,811)
Surplus	35,105	35,082
Accumulated deficit	(855)	(1,062)
Accumulated other comprehensive income, net	(2,890)	(2,018)
Total stockholders’ equity	41,152	30,058
Total liabilities and stockholders’ equity	$567,121	$533,447
See accompanying notes to consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Operations (Unaudited)

(Dollars in thousands except share data)	Three Months Ended March 31,
	2009	2008
Interest Income:
Interest and fees on loans and leases	$ 4,716	$ 4,916
Interest and dividends on investment securities:
Taxable	1,330	2,168
Exempt from federal taxes	49	44
Interest on cash and cash equivalents	19	144
Total interest income	6,114	7,272
Interest Expense:
Interest on NOW, money market and savings	539	1,056
Interest on time deposits	1,120	1,623
Interest on FHLB advances	729	676
Interest on repurchase agreements	69	169
Interest on junior subordinated debentures	138	162
Interest on other borrowings	22	23
Total interest expense	2,617	3,709
Net interest income	3,497	3,563
Provision for credit losses	100	60
Net interest income after provision for credit losses	3,397	3,503
Non-interest Income:
Service charges on deposits	387	385
Wealth management fees	174	285
Increase in cash surrender value of BOLI	63	66
Gain on sale of securities	502	256
Other fees	152	208
Total non-interest income	1,278	1,200
Non-interest Expense:
Salaries and employee benefits	2,123	2,349
Furniture and equipment	398	421
Occupancy	443	398
Professional and consulting	357	326
Advertising and marketing	70	83
Printing and supplies	39	51
Other expenses	676	566
Total non-interest expense	4,106	4,194
Income before income taxes	569	509
Income tax expense	89	100
Net Income	$ 480	$ 409
Preferred stock dividends and accretion of discount	98	—
Net Income available to Common Shareholders	$ 382	$ 409
Earnings per common share:
Basic	$0.14	$0.16
Diluted	$0.14	$0.16
Cash dividends per common share	$0.07	$0.13
Weighted average common shares outstanding:
Basic	2,603,006	2,596,501
Diluted	2,603,006	2,600,575
See accompanying notes to consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Cash Flows From Operating Activities:
Net income	$ 480	$ 409
Adjustments to reconcile net income to net cash (used)
provided by operating activities:
Depreciation, amortization and accretion	430	353
Provision for credit losses	100	60
Unvested stock amortization	25	49
Net gain on sale of securities	(502)	(256)
Net loss on sale of OREO and other repossessed property	69	—
Decrease (increase) in accrued interest receivable	(382)	75
Decrease in other assets	(666)	(140)
Increase in investment in BOLI	(63)	(66)
Decrease in interest payable	(154)	(181)
Deferred tax benefit (expense)	93	(91)
Decrease in other liabilities	(466)	(715)
Net Cash Used By Operating Activities	(1,036)	(503)
Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Sales	12,411	12,812
Maturities, repayments and calls	5,572	6,244
Purchases	(52,245)	(15,809)
Activity in held-to-maturity securities:
Maturities, repayments and calls	4,681	4,025
Purchases	(2,023)	(6,027)
Net (increase) decrease in other investments	—	(352)
Net decrease (increase) in loans and leases	4,851	2,962
Proceeds from sale of OREO and other repossessed property	342	—
Purchase of office property and equipment	(243)	(56)
Net Cash (Used) Provided By Investing Activities	(26,654)	3,799
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	21,478	(16,512)
Increase (decrease) in FHLB advances	—	10,000
Increase (decrease) in short term repurchase agreements	1,628	(8,745)
Decrease in lease obligations	(4)	(4)
Dividends paid	(169)	(338)
Issuance of preferred stock and warrants	11,750	—
Purchase of treasury stock	(21)	(107)
Net Cash Provided (Used) By Financing Activities	34,662	(15,706)
Net Change in Cash and Cash Equivalents	6,972	(12,410)
Cash and Cash Equivalents at Beginning of Period	48,118	45,331
Cash and Cash Equivalents at End of Period	$55,090	$32,921
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ 2,771	$ 3,890
Income taxes	352	351
Supplemental Disclosure of Non-cash Flow Information:
Change in unrealized losses on investment securities	$ (1,333)	$ 1,805
Change in deferred taxes due to change in unrealized
losses on AFS securities	461	(614)
Change in unsettled securities purchased included in other
liabilities	—	10,275
Change in unsettled securities sold included in other assets	(22,041)	(4,526)
Transfers from loans and leases to other real estate owned	44	451

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, DNB First, National Association (the "Bank") have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior amounts not affecting net income are reclassified when necessary to conform to current period classifications. The results of operations for the three-month period ended March 31, 2009, are not necessarily indicative of the results, which may be expected for the entire year.  The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2008.

NOTE 2: EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding during the period.  Diluted EPS is computed using the treasury stock method and reflects the potential dilution that could occur from the exercise of stock options and unvested stock awards.   Stock options and unvested stock awards for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation.  At March 31, 2009, there were 191,247 anti-dilutive stock options outstanding, 24,101 anti-dilutive stock awards and 186,311 anti-dilutive stock warrants.  The dilutive effect of stock options and unvested shares on basic earnings per share is presented below.
	Three Months Ended			Three Months Ended
	March 31, 2009			March 31, 2008
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$ 382	2,603	$0.14	$ 409	2,597	$0.16
Effect of dilutive common stock equivalents – stock options, restricted shares and warrants	—	—	—	—	4	—
Diluted EPS
Income available to common stockholders after assumed conversions	$ 382	2,603	$0.14	$ 409	2,601	$0.16

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
	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
(Dollars in thousands)	Net-of-Tax Amount	Net-of-Tax Amount
Net Income	$ 480	$ 409
Other Comprehensive Income:
Unrealized holding (losses) gains arising during the period	(541)	1,360
Reclassification for gains included in net income	(331)	(169)
Unrealized actuarial losses-pension	—	(169)
Total Comprehensive (Loss) Income	$ (392)	$ 1,431

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4: COMPOSITION OF LOAN AND LEASE PORTFOLIO

The following table sets forth information concerning the composition of total loans and leases outstanding, as of the dates indicated.

	March 31,	December 31,
(Dollars in thousands)	2009	2008
Commercial mortgage	$ 139,051	$138,897
Commercial term and lines of credit	82,084	83,185
Consumer	61,057	63,400
Residential mortgage	43,428	44,053
Commercial leases	5,894	6,919
Gross loans and leases	331,514	$336,454
Allowance for credit losses	(4,641)	(4,586)
Net loans and leases	$ 326,873	$331,868

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

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6: RECENT ACCOUNTING PRONOUNCEMENTS

FASB Statement No. 157 In September 2006, the FASB issued FASB Statement No. 157 — “Fair Value Measurements” (“Statement 157”). Statement 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. The Statement applies only to fair-value measurements that are already required or permitted by other accounting standards. Statement 157 is effective for fair-value measures already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. DNB did not early adopt FASB Statement No. 157. The adoption of SFAS No. 157 did not have a material impact on DNB’s consolidated financial statements.

FSP FAS No. 157-1 and FSP FAS No. 157-2 In February 2008, the FASB issued two Staff Positions (FSPs) on Statement No. 157: FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,” and FSP 157-2, “Effective Date of FASB Statement No. 157.” FSP 157-1 excludes fair value measurements related to leases from the disclosure requirements of Statement No. 157. FSP 157-2 delayed the effective date of Statement No. 157 for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. In 2009 DNB became subject to measurement and disclosure requirements applicable to non-financial assets and non-financial liabilities valued at fair value on a non-recurring basis, but those requirements did not have a material impact on DNB’s consolidated financial statements when they became applicable.

FSP FAS No. 157-3 In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. FSP FAS No. 157-3 clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, and was therefore effective for the consolidated financial statements included in the Company’s quarterly report for the period ended September 30, 2008. The adoption of FSP FAS No. 157-3 did not have a material impact on DNB’s consolidated financial statements.

FASB Statement No. 160 In December 2007, the FASB issued FASB Statement No. 160 — “Noncontrolling Interest in Consolidated Financial Statements — Including an Amendment of ARB No. 51” (“Statement 160”). Statement 160 improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the de-consolidation of a subsidiary. Statement 160 is effective as of the beginning of an entity’s first fiscal year that begins on or after December 15, 2008. Statement 160 became effective January 1, 2009 and did not have a material impact on DNB’s consolidated financial statements upon adoption.

FASB Statement No. 161 In March 2008, the FASB issued FASB Statement No. 161 — “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“Statement 161”). Statement 161 amends Statement No. 133 and its related guidance by requiring expanded disclosures about derivative instruments and hedging activities. This Statement will require DNB to provide additional disclosure about a) how and why we use derivative instruments; b) how we account for derivative instruments and related hedged items under SFAS No. 133 and its related interpretations; and c) how derivative instruments and related hedged items effect our financial condition, financial performance, and cash flows. Statement 161 does not change the accounting for derivatives under SFAS No. 133. DNB does not currently engage in derivative instruments and hedging activities.

FASB Statement No. 141 (revised) In December 2007, FASB issued FASB Statement No. 141 (revised 2007), “Business Combinations” (“Statement 141R). Statement 141R retains the fundamental requirement of FASB Statement No. 141 that the acquisition method of accounting be used for all business combinations. However, Statement 141R does make significant changes to the accounting for a business combination achieved in stages, the treatment of contingent consideration, transaction and restructuring costs, and other aspects of business combination accounting. Statement 141R became effective with the fiscal year that began on January 1, 2009, and will change DNB’s accounting treatment for business combinations on a prospective basis.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

FSP FAS 132(R)-1 In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). This FSP amends FASB Statement No. 132(R), “Employer’s Disclosures about Pensions and Other Postretirement Benefits” (“FAS 132(R)”), to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. This FSP is applicable to an employer that is subject to the disclosure requirements of FAS 132(R) and is generally effective for fiscal years ending after December 15, 2009. FSP FAS 132(R)-1 will not change the accounting for postretirement plan assets. FSP FAS 132(R)-1 will be effective for DNB for the fiscal year ending December 31, 2009.

On April 9, 2009, the FASB finalized three FSPs regarding the accounting treatment for investments including mortgage-backed securities. These FSPs changed the method for determining if an Other-than-temporary impairment (“OTTI”) exists and the amount of OTTI to be recorded through an entity’s income statement. The changes brought about by the FSPs provide greater clarity and reflect a more accurate representation of the credit and noncredit components of an OTTI event. The three FSPs are as follows:

•
FSP FAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Assets or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157, “Fair Value Measurements.”

•
FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-than-temporary impairments” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

•
FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments” enhances consistency in financial reporting by increasing the frequency of fair value disclosures.

These staff positions are effective for financial statements issued for periods ending after June 15, 2009, with early application possible for the first quarter of 2009. DNB did not adopt any of the above positions early. DNB has not completed its evaluation of the impact of these FSPs on its results of operations and financial position.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7: STOCK-BASED COMPENSATION

Stock Option Plan

DNB has a Stock Option Plan for employees and directors.  Under the plan, options (both qualified and non-qualified) to purchase a maximum of 643,368 shares of DNB’s common stock could be issued to employees and directors.

Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years.  The Plan Committee determines vesting of options under the plan. There were 201,335 options available for grant at both March 31, 2009 and December 31, 2008.

Stock option activity for the three-month period ended March 31, 2009 is indicated below.
	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2009	191,247	$19.03
Granted	–	–
Exercised	–	–
Expired	–	–
Forfeited	–	–
Outstanding March 31, 2009	191,247	$19.03

The weighted-average price and weighted average remaining contractual life for the outstanding options are listed below for the dates indicated.  All outstanding options are exercisable.

	March 31, 2009
Range of	Number	Weighted Average
Exercise Prices	Outstanding	Exercise Price	Remaining Contractual Life
$ 9.23-10.99	9,419	$9.23	1.25 years
11.00-13.99	9,414	11.16	2.25 years
14.00-19.99	103,246	17.43	4.72 years
20.00-22.99	21,127	22.78	5.73 years
23.00-24.27	48,041	24.27	6.05 years
Total	191,247	$19.03	4.87 years

Restricted Stock Awards

DNB maintains an Incentive Equity and Deferred Compensation Plan. The plan provides that up to 243,101 (as adjusted for subsequent stock dividends) shares of common stock may be granted, at the discretion of the Board, to individuals of the Company.  DNB did not grant any shares of restricted stock during the three-month period ended March 31, 2009. Shares already granted are issuable on the earlier of three years after the date of the grant or a change in control of DNB if the recipients are then employed by DNB (“Vest Date”).  Upon issuance of the shares, resale of the shares is restricted for an additional one year, during which the shares may not be sold, pledged or otherwise disposed of. Prior to the Vest Date and in the event the recipient terminates association with DNB for reasons other than death, disability or change in control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Share awards granted by the plan were recorded at the date of award based on the market value of shares.  Awards are being amortized to expense over the three-year cliff-vesting period. DNB records compensation expense equal to the value of the shares being amortized.  For the three-month period ended March 31, 2009, $25,000 was amortized to expense compared to $49,000 during the same period in 2008.  At March 31, 2009, 205,913 shares were reserved for future grants under the plan.  Stock grant activity is indicated below.

Shares
Outstanding - January 1, 2009	24,574
Granted	–
Forfeited	(473)
Outstanding – March 31, 2009	24,101

NOTE 8:  INCOME TAXES

As of March 31, 2009, the Company had no material unrecognized tax benefits or accrued interest and penalties. It is the Company’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.  Federal and state tax years 2005 through 2008 were open for examination as of March 31, 2009. Income tax expense for the three month period ended March 31, 2009 was $89,000 compared to $100,000 for the same period in 2008. The effective tax rate for the three month periods ended March 31, 2009 was 15.7%, compared to 19.6% for the same period in 2008. Although 2009 pre-tax income was $60,000 higher during the first quarter of 2009, income tax expense and the effective tax rate for the current period were lower than the same period in 2008.

NOTE 9:  FAIR VALUE MEASUREMENT

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

These levels are not necessarily an indication of the risks or liquidity associated with these investments. The following table summarizes the assets at March 31, 2009 that are recognized on DNB’s balance sheet using fair value measurement determined based on the differing levels of input.

	March 31, 2009
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Assets Measured at Fair Value on a Recurring Basis
Securities available for sale	$13	$71,954	$—	$71,967
Total assets measured at fair value on a recurring basis	$13	$71, 954	$—	$71,967
Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$—	$1,163	$—	$1,163
OREO & other repossessed property	—	4,630	—	4,630
Total assets measured at fair value on a nonrecurring basis	$—	$5,793	$—	$5,793

Impaired loans.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1.2 million at March 31, 2009. The valuation allowance on impaired loans was $120,000 as of March 31, 2009. During the three months ended March 31, 2009, we did not recognize any impairment charges related to loans.

Other Real Estate Owned & other repossessed property.    Other real estate owned ("OREO") consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as OREO and other repossessed property and are reported at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. DNB had $4.6 million of such assets at March 31, 2009. This consisted of $4.5 million in OREO and $107,000 in other repossessed property. Subsequent to the repossession of these assets, DNB did not write down their carrying values during the three month period ending March 31, 2009, based on appraisals.

NOTE 10:  STOCKHOLDERS’ EQUITY

Stockholders' equity was $41.2 million at March 31, 2009 compared to $30.1 million at December 31, 2008.  The increase in stockholders’ equity was primarily a result of participation in the U.S. Treasury Capital Purchase program as described below, coupled with year-to-date earnings of $480,000. These additions to stockholders equity were partially offset by $169,000 of dividends paid on DNB’s common stock, $98,000 of dividends accrued on DNB’s Fixed Rate Cumulative Perpetual Preferred Stock coupled with an $872,000, net-of-tax SFAS 115 adjustment on the securities portfolio.

   DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

        On January 30, 2009, as part of the Capital Purchase Program administered by the United States Department of the Treasury, DNB entered into a Letter Agreement and a Securities Purchase Agreement — Standard Terms with the U.S. Treasury, pursuant to which DNB issued and sold on January 30, 2009, and the U.S. Treasury purchased for cash on that date (i) 11,750 shares of the DNB's Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008A, par value $10.00 per share, having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant to purchase up to 186,311 shares of the DNB's common stock, $1.00 par value, at an exercise price of $9.46 per share, for an aggregate purchase price of $11,750,000 in cash (this is called the transaction). This transaction closed on January 30, 2009. The issuance and sale of these securities was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.  DNB will pay the Treasury Department a five percent dividend annually for each of the first five years of the investment and a nine percent dividend thereafter until the shares are redeemed. The cumulative dividend for the preferred stock is accrued for and payable on February 15th, May 15th, August 15th and November 15th of each year.

DNB allocated total proceeds of $11,750,000 based on the relative fair value of preferred stock and common stock warrants, to preferred stock for $11,599,000 and common stock warrants for $151,000.  The preferred stock discount will be accreted, on an effective yield method, to preferred stock over five years.

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

Comprehensive 5-Year Plan. During the second quarter of 2008, management updated the 5-year strategic plan that was designed to reposition its balance sheet and improve core earnings. Through the plan, which covers years 2008 through 2012, management will endeavor to expand its loan portfolio through new originations, increased loan participations, as well as strategic loan and lease receivable purchases. Management also plans to reduce the absolute level of borrowings with cash flows from existing loans and investments as well as from new deposit growth. A discussion of DNB's Key Strategies follows below:

•	Focus on penetrating markets and allowing existing locations to maximize profitability

•	Improve earnings by allowing revenues to catch up to the investments made over the past five years in people, infrastructure and branch expansion

•	Implement a formal training program that will emphasize product knowledge, sales skills, people skills and technical knowledge to promote customer satisfaction

•	Grow loans and diversify the mix

•	Reduce long-term borrowings

•	Focus on profitable customer segments

•	Grow and diversify non-interest income

•	Focus on reducing DNB’s cost of funds by changing DNB’s mix of deposits

•	Focus on cost containment and improving operational efficiencies

Strategic Plan Update. During the first quarter of 2009, management focused on expense control as well as strengthening DNB's capital and liquidity positions. Non-interest expenses decreased $88,000 or 2.10% year over year and Total Risk Based Capital stood at 14.12% at March 31, 2009.  Cash and cash equivalents increased to $55.1 million, from $48.1 million at December 31, 2008. In addition, management was able to reduce DNB’s composite cost of funds to 2.14% for the three month period ended March 31, 2009 from 3.07% during the same period in 2008.

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

MATERIAL CHALLENGES, RISKS AND OPPORTUNITIES

The following is a summary of material challenges, risks and opportunities DNB has faced during the three-month period ended March 31, 2009.

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

Deposit Insurance Assessments; FICO Assessments. DNB pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC. In 2006, the FDIC enacted various rules to implement the provisions of the Federal Deposit Insurance Reform Act of 2005 (the "FDI Reform Act"). Pursuant to the FDI Reform Act, in 2006 the FDIC merged the Bank Insurance Fund with the Savings Association Insurance Fund to create a newly named Deposit Insurance Fund (the "DIF") that covers both banks and savings associations. Effective January 1, 2007, the FDIC revised the risk-based premium system under which the FDIC classifies institutions based on the factors described below and generally assesses higher rates on those institutions that tend to pose greater risks to the DIF.

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

        In addition, the Deposit Insurance Funds Act of 1996 authorized the Financing Corporation ("FICO") to impose assessments on DIF applicable deposits in order to service the interest on FICO's bond obligations from deposit insurance fund assessments. The amount assessed on individual institutions by FICO will be in addition to the amount, if any, paid for deposit insurance according to the FDIC's risk-related assessment rate schedules. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base. The FICO assessment rate is adjusted quarterly to reflect changes in the assessment bases of the fund based on quarterly Call Report and Thrift Financial Report submissions. The FICO rate for the first quarter of 2009 was at an annual rate of 1.04 basis points (1.04 cents per $100 of assessable deposits).  Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Material Trends and Uncertainties. The global and U.S. economies are experiencing significantly reduced business activity as a result of disruptions in the financial system. Dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. As a result of the recession, retail customers may delay borrowing from DNB as unemployment increases and the value of existing homes decline and the availability to borrow against equity diminishes. As the U.S. economy moves through a period of recession, delinquencies will rise as the value of homes decline and DNB’s borrowers experience financial difficulty due to corporate downsizing, reduced sales, or other negative events which may impact their ability to meet their contractual loan payments. As a result of these negative trends in the economy and their impact on our borrowers’ ability to repay their loans, DNB made a $100,000 provision during the three months ending March 31, 2009 in response to DNB’s increased level of non-performing assets which grew to $10.8 million from $7.7 million at December 31, 2008 along with other changes in our loan and lease portfolio. In addition, during the first quarter of 2009, management strengthened DNB's capital and liquidity positions.  Total Risk Based Capital stood at 14.12% at March 31, 2009. Cash and cash equivalents increased to $55.1 million, from $48.1 million at December 31, 2008.

Other Material Challenges, Risks and Opportunities. As a financial institution, DNB's earnings are significantly affected by general business and economic conditions.  These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, and the strength of the United States economy and local economics in which we operate.  As mentioned above in Material Trends and Uncertainties, the economic downturn, increased unemployment, and other events  negatively impact household and/or corporate incomes and could decrease the demand for DNB's loan and non-loan products and services and increase the number of customers who fail to pay interest or principal on their loans.  Geopolitical conditions can also affect DNB's earnings.  Acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and our military conflicts including the war in Afghanistan and Iraq, could impact business conditions in the United States.

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

In management's opinion, the most critical accounting policies and estimates impacting DNB's consolidated financial statements are listed below.  These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates.  Changes in such estimates may have a significant impact on the financial statements.  For a complete discussion of DNB's significant accounting policies, see the footnotes to the Consolidated Financial Statements included in DNB's 10-K for the year ended December 31, 2008.

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

Management uses significant estimates to determine the allowance for credit losses.  Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB’s control, management’s estimate of the amount necessary to absorb credit losses and actual credit losses could differ.  DNB’s current judgment is that the valuation of the allowance for credit losses remains adequate at March 31, 2009.  For a description of DNB’s accounting policies in connection with its allowance for credit losses, see, “Allowance for Credit Losses”, in Management’s Discussion and Analysis.

Realization of deferred income tax items. Estimates of deferred tax assets and deferred tax liabilities make up the asset category titled “net deferred taxes”.  These estimates involve significant judgments and assumptions by management, which may have a material impact on the carrying value of net deferred tax assets for financial reporting purposes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance would be established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available.  For a more detailed description of these items, refer to Footnote 11 (Federal Income Taxes) to DNB’s consolidated financial statements for the year ended December 31, 2008.

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

FINANCIAL CONDITION

DNB's total assets were $567.1 million at March 31, 2009 compared to $533.4 million at December 31, 2008.  The increase in total assets was primarily attributable to an $8.6 million increase in total investment securities, a $7.0 million increase in cash and cash equivalents and a $21.7 million increase in other assets due to receivables for the sales of investments which were settled in April 2009 as discussed below.

Investment Securities. Investment securities at March 31, 2009 were $132.8 million (after $21.7 million of trade date sales) compared to $124.1 million at December 31, 2008. The $8.6 million increase in investment securities was primarily due to $34.1 million in sales and $10.3 million in principal pay-downs and maturities offset by the purchase of $54.2 million in investment securities. Included in the $34.1 million of investment securities sales was $21.7 million for securities which had a trade date in March 2009, and a settlement date in April 2009. Trade Date accounting is a method used to record transactions that take place on the date at which an agreement has been entered (the trade date), and not on the date the transaction has been finalized (the settlement date).

Gross Loans and Leases. DNB’s loans and leases decreased $5.0 million to $331.5 million at March 31, 2009 compared to $336.5 million at December 31, 2008, due to decreased loan demand in DNB’s marketplace. Total commercial loans and commercial leases declined $948,000 and $1.0 million, respectively, while residential and consumer loans declined $625,000 and $2.3 million, respectively.

Deposits. Deposits were $429.9 million at March 31, 2009 compared to $408.5 million at December 31, 2008.  Deposits increased $21.5 million or 5.3% during the three-month period ended March 31, 2009, primarily due to a seasonal increase in municipal deposits.  Time deposits, primarily accounts greater than $100,000, declined $10.6 million, while the aggregate of demand, NOW, money markets and savings accounts increased $32.1 million.

Borrowings. Borrowings were $91.7 million at March 31, 2009 compared to $90.1 million at December 31, 2008.  The slight increase of $1.6 million or 1.8% was primarily due to a $1.6 million increase in repurchase agreements.

RESULTS OF OPERATIONS

SUMMARY

Net income for the three month period ended March 31, 2009 was $480,000 compared to $409,000 for the same period in 2008.  Diluted earnings per common share for the three month period ended March 31, 2009 was $0.14 compared to $0.16 for the same period in 2008.  The $71,000 increase during the most recent three-month period was attributable to an $88,000 decrease in non-interest expense, a $78,000 increase in non-interest income and an $11,000 decline in income tax expense. This was offset by a $106,000 decrease in net interest income after provision for credit losses. EPS has been reduced by the dividends on preferred stock and the accretion of the discount on the preferred stock.

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

Net interest income after provision for credit losses for the three month period ended March 31, 2009 was $3.4 million, compared to $3.5 million for the same period in 2008.  Interest income for the three month period ended March 31, 2009 was $6.1 million compared to $7.3 million for the same period in 2008.  The decrease in interest income during the three month period was primarily attributable to a decrease of interest on loans and leases, which was a result of lower yields on the loan and lease portfolio, which was caused by lower market rates.  In addition, interest and dividends on investment securities declined due to a decrease in the average balance and yield.  The yield on interest-earning assets for the three month period ended March 31, 2009 was 4.82%, compared to 5.83% for the same period in 2008.  Interest expense for the three month period ended March 31, 2009 was $2.6 million compared to $3.7 million for the same period in 2008. The decrease in interest expense during the period was primarily attributable to lower rates on interest-bearing liabilities. The composite cost of funds for the three month period ended March 31, 2009 was 2.14% compared to 3.07% for the same period in 2008.   The net interest margin for the three month period ended March 31, 2009 was 2.75%, compared to 2.86% for the same period in 2008.

Interest on loans and leases was $4.7 million for the three-month period ended March 31, 2009, compared to $4.9 million for the same period in 2008. The average balance of loans and leases was $332.4 million with an average yield of 5.73% for the three-month period ended March 31, 2009 compared to an average balance of $307.2 million with an average yield of 6.42% for the same period in 2008. The increase in the average balance was primarily due to originations by our loan officers, coupled with strategic purchases of Small Business Administration and United States Department of Agriculture guaranteed loans, as well as 2 pools of consumer loans.  The decrease in yield was primarily the result of lower yields on prime-rate based loans which were lower in 2009 as a result of the Federal Reserve’s rate cuts.

Interest and dividends on investment securities was $1.4 million for the three month period ended March 31, 2009, compared to $2.2 million for the same period in 2008.  The average balance of investment securities was $137.7 million with an average yield of 4.08% for the current quarter compared to $172.6 million with an average yield of 5.18% for the same period in 2008.  The decrease in the average balance of investment securities during the period was the result of management’s decision, in light of disruptions in the financial system during the fourth quarter of 2008, to bolster its normal liquidity position. The decrease in the yield during the most recent three month period was primarily due to a decline in general market rates as well as the sale of higher yielding securities.  Average cash and cash equivalents were $42.9 million for the three month period ended March 31, 2009, compared to $21.6 million for the same period in 2008.

Interest on deposits was $1.7 million for the three month period ended March 31, 2009, compared to $2.7 million for the same period in 2008.  The average balance of deposits was $405.4 million with an average rate of 1.66% for the current quarter compared to $403.8 million with an average rate of 2.67% for the same period in 2008.  The decrease in rate during the period was primarily attributable to lower rates being paid on maturing time deposits and certain money market accounts, stimulated by a lower interest rate environment.

Interest on borrowings was $958,000 for the three month period ended March 31, 2009, compared to $1.0 million for the same period in 2008. The average balance of borrowings was $91.2 million with an average rate of 4.26% for the current quarter compared to $82.7 million with an average rate of 5.01% for the same period in 2008.  The increase in the average balance during the three-months ended March 31, 2009 compared to the same period in 2008 was attributable to an average $9.6 million increase in FHLB advances, offset by an average $1.0 million decline in repurchase agreements. The decrease in rate during the period was attributable to a decrease in market rates resulting from the Federal Reserve’s tightening actions over the last twelve months.

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

DNB’s percentage of allowance for credit losses to total loans and leases was 1.40% at March 31, 2009 compared to 1.36% and 1.28% at December 31, 2008 and March 31, 2008, respectively. The percentage of net charge-offs to total average loans and leases were .01% during the three months ending March 31, 2009, .41% during the year ended December 31, 2008 and 0.01% during the three months ending March 31, 2008

The following table summarizes the changes in the allowance for credit losses for the periods indicated.

Three Months Ended March 31, 2009	Year Ended December 31, 2008	Three Months Ended March 31, 2008

(Dollars in thousands)
Beginning balance	$4,586	$3,891	$3,891
Provisions	100	2,018	60
Charge-offs	(57)	(1,401)	(42)
Recoveries	12	78	17
Ending balance	$4,641	$4,586	$3,926

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

Non-interest income for the three month period ended March 31, 2009 was $1.3 million, compared to $1.2 million for the same period in 2008.  The $78,000 increase during the three months ended March 31, 2009 was mainly attributable to a $246,000 increase in gains on sales of securities, offset by a $111,000 decline in wealth management fees.

NON-INTEREST EXPENSE

Non-interest expense includes salaries & employee benefits, furniture & equipment, occupancy, professional & consulting fees as well as printing & supplies, marketing and other less significant expense items.  Non-interest expense for the three month period ended March 31, 2009 was $4.1 million compared to $4.2 million for the same period in 2008.  There was a $239,000 decrease in salary & employee benefits due to a lower level of full time equivalent employees, coupled with lower benefit costs. DNB’s non-interest expense to average assets ratio for the three month period ended March 31, 2009 was 3.10%, compared to 3.20% for the same period in 2008.  The level of non-interest expenses declined during the period as a result of management’s focus on expense control.

INCOME TAXES

Income tax expense for the three month period ended March 31, 2009 was $89,000 compared to $100,000 for the same period in 2008. The effective tax rate for the three month periods ended March 31, 2009 was 15.7%, compared to 19.6% for the same period in 2008. Although 2009 pre-tax income was $60,000 higher during the first quarter of 2009, income tax expense and the effective tax rate for the current period were lower than the same period in 2008.  Income tax expense for each period differs from the amount determined at the statutory rate of 34% due to tax-exempt income on loans and investment securities, DNB's ownership of BOLI policies, and tax credits recognized on a low-income housing limited partnership.

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

The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, (iii) troubled debt restructurings other than those included in items (i) and (ii), and (iv) OREO as a result of foreclosure or voluntary transfer to DNB as well as other repossessed assets. Non-performing assets, which totaled $10.8 million at March 31, 2009, increased $3.1 million when compared to December 31, 2008. The increase in non-performing assets is attributed largely to one commercial credit secured by land, totaling $2.8 million.

Non-Performing Assets
(Dollars in thousands)	March 31, 2009	December 31, 2008	March 31, 2008
Loans and leases:
Non-accrual	$ 5,870	$ 1,825	$ 5,612
90 days past due and still accruing	330	900	710
Troubled debt restructurings	—	—	—
Total non-performing loans and leases	6,200	2,725	6,322
OREO & other repossessed property	4,630	4,997	451
Total non-performing assets	$ 10,830	$ 7,722	$ 6,773

The following table sets forth DNB's asset quality and allowance coverage ratios at the dates indicated:

	March 31, 2009	December 31, 2008	March 31, 2008
Asset quality ratios:
Non-performing loans to total loans	1.87%	0.8%	2.1%
Non-performing assets to total assets	1.91	1.45	1.3
Allowance for credit losses to:
Total loans and leases	1.40	1.36	1.3
Non-performing loans and leases	74.9	168.3	62.1

Included in the loan and lease portfolio are loans for which DNB has ceased the accrual of interest.  If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

	Three Months Ended	Year Ended	Three Months Ended
(Dollars in thousands)	March 31, 2009	December 31, 2008	March 31, 2008
Interest income which would have been
recorded under original terms	$ 81	$ 121	$ 106
Interest income recorded during the period	(13)	(58)	(1)
Net impact on interest income	$ 67	$ 63	$ 105

Impaired loans--Impaired loans are measured for impairment using the fair value of the collateral for collateral dependent loans. At December 31, 2008 the average recorded investment is higher than the total recorded investment in the table below due primarily to the transfer of loans to OREO totaling approximately $5.0 million during 2008, the majority being moved during the fourth quarter. Information regarding impaired loans is presented as follows:

	Three Months Ended	Year Ended	Three Months Ended
(Dollars in thousands)	March 31, 2009	December 31, 2008	March 31, 2008
Total recorded investment	$ 5,870	$1,163	$ 10,257
Average recorded investment	5,870	6,236	10,257
Specific allowance allocation	120	120	480
Total cash collected	—	313	81
Interest income recorded	—	108	69

LIQUIDITY AND CAPITAL RESOURCES

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes.  DNB’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding.  As part of its liquidity management, DNB maintains assets that comprise its primary liquidity, which totaled $53.5 million at March 31, 2009.  Primary liquidity includes investments, Federal funds sold, and interest-bearing cash balances, less pledged securities.  DNB also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.  In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs.  Through these relationships, DNB has available credit of approximately $128.9 million.  Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

At March 31, 2009, DNB had $54.2 million in un-funded loan commitments.  Management anticipates these commitments will be funded by means of normal cash flows.  Certificates of deposit greater than or equal to $100,000 scheduled to mature in one year or less from March 31, 2009 totaled $58.0 million.  Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in Federal funds sold or by pay-downs and maturities of loans and investments.

On January 30, 2009, as part of the CPP administered by the United States Department of the Treasury, DNB Financial Corporation entered into a Letter Agreement and a Securities Purchase Agreement with the U.S. Treasury, pursuant to which the DNB issued and sold on January 30, 2009, and the U.S. Treasury purchased for cash on that date (i) 11,750 shares of the company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008A, par value $10.00 per share, having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant to purchase up to 186,311 shares of the DNB’s common stock, $1.00 par value, at an exercise price of $9.46 per share, for an aggregate purchase price of $11,750,000 in cash. This transaction closed on January 30, 2009. The issuance and sale of these securities was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. During 2009 the Bank will need to provide dividends to the Corporation in connection with the $11,750,000 of Fixed Rate Cumulative Perpetual Preferred Stock sold on January 30, 2009 as part of the CPP administered by the United States Department of the Treasury.

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

Management believes that the Corporation and the Bank have each met the definition of “well capitalized” for regulatory purposes on March 31, 2009.  The Bank’s capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of the Corporation’s or the Bank’s overall financial condition or prospects. The Corporation’s capital exceeds the FRB’s minimum leverage ratio requirements for bank holding companies (see additional discussion included in Footnote 17 of DNB’s 10-K).

Under federal banking laws and regulations, DNB and the Bank are required to maintain minimum capital as determined by certain regulatory ratios. Capital adequacy for regulatory purposes, and the capital category assigned to an institution by its regulators, may be determinative of an institution’s overall financial condition.

The following table summarizes data and ratios pertaining to the Corporation and the Bank's capital structure.

		For Capital			To Be Well Capitalized Under Prompt Corrective
	Actual	Adequacy Purposes			Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation

March 31, 2009:
Total risk-based capital	$57,538	14.12%	$32,606	8.00%	$40,757	10.00%
Tier 1 capital	52,770	12.95	16,303	4.00	24,454	6.00
Tier 1 (leverage) capital	52,770	9.82	21,495	4.00	26,869	5.00
December 31, 2008:
Total risk-based capital	$45,516	12.02%	$30,306	8.00%	$37,883	10.00%
Tier 1 capital	40,802	10.77	15,153	4.00	22,730	6.00
Tier 1 (leverage) capital	40,802	7.46	21,882	4.00	27,353	5.00

DNB First, N.A.

March 31, 2009:
Total risk-based capital	$55,732	13.75%	$32,415	8.00%	$40,518	10.00%
Tier 1 capital	50,964	12.58	16,207	4.00	24,311	6.00
Tier 1 (leverage) capital	50,964	9.52	21,422	4.00	26,778	5.00
December 31, 2008:
Total risk-based capital	$45,378	12.00%	$30,257	8.00%	$37,822	10.00%
Tier 1 capital	40,654	10.75	15,129	4.00	22,693	6.00
Tier 1 (leverage) capital	40,654	7.44	21,862	4.00	27,328	5.00

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

Such forward-looking statements involve known and unknown risks and uncertainties. A number of factors, many of which are beyond DNB’s control, could cause our actual results, events or developments, or industry results, to be materially different from any future results, events or developments expressed, implied or anticipated by such forward-looking statements, and so our business and financial condition and results of operations could be materially and adversely affected. Such factors include, among others, our need for capital; the impact of economic conditions on our business; changes in banking regulation and the possibility that any banking agency approvals we might require for certain activities will not be obtained in a timely manner or at all or will be conditioned in a manner that would impair our ability to implement our business plans; our ability to attract and retain key personnel; competition in our marketplace; and other factors as described in our securities filings. All forward-looking statements and information made herein are based on our current expectations as of the date hereof and speak only as of the date they are made. DNB does not undertake to update forward-looking statements.

For a complete discussion of the assumptions, risks and uncertainties related to our business, you are encouraged to review our filings with the Securities and Exchange Commission, including this Form 10-Q, as well as any changes in risk factors that we may identify in our quarterly or other reports filed with the SEC.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes an Economic Value of Equity ("EVE") model.  The EVE model measures the potential price risk of equity to changes in interest rates and factors in the optionality included on the balance sheet.  EVE analysis is used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points.  The EVE is likely to be different if rates change.  Results falling outside prescribed ranges require action by management.  At March 31, 2009 and December 31, 2008, DNB's variance in the EVE as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the table below.  The change as a percentage of the present value of equity with a 200 basis point increase or decrease at March 31, 2009 and December 31, 2008, was within DNB's negative 25% guideline.

	March 31, 2009				December 31, 2008
Change in rates	Flat	-200bp	+200bp		Flat	-200bp	+200bp
EVE	$54,180	$58,553	$47,301		$29,196	$30,554	$25,831
Change		$4,373	($6,879)			1,358	(3,365)
Change as a % of assets		.8%	(1.2%)			.3%	(0.6%	)
Change as a % of PV equity		8.1%	(12.7%	)		4.7%	(11.5%	)

ITEM 4 - CONTROLS AND PROCEDURES

DNB’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2009, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that DNB’s current disclosure controls and procedures are effective and timely, providing them with material information relating to DNB and its subsidiaries required to be disclosed in the report DNB files under the Exchange Act.

Management of DNB is responsible for establishing and maintaining adequate internal control over financial reporting for DNB, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  There was no change in the DNB’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, DNB’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2008, filed with the Commission on March 31, 2009 (File No. 000-16667).

ITEM 2. UNREGISTERED SALES OF EQUITY  SECURITIES AND USE OF PROCEEDS

There were no Unregistered Sales of Equity Securities during the quarter ended March 31, 2009 other than DNB’s issuance of its fixed rate Cumulative Perpetual Preferred Stock, Series 2008A and warrant to purchase common stock to the U.S. Treasury. For more information on this issuance, see DNB’s Form 8-K filed with the SEC on January 30, 2009.  The following table provides information on repurchases by DNB of its common stock in each month of the quarter ended March 31, 2009:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2009 – January 31, 2009	2,354	$9.03	2,354	63,216
February 1, 2009 – February 28, 2009	—	—	—	63,216
March 1, 2009 – March 31, 2009	—	—	—	63,216
Total	2,354	$9.03	2,354

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

DNB FINANCIAL CORPORATION

May 15, 2009	BY:	/s/ William S. Latoff
William S. Latoff, Chairman of the Board and Chief Executive Officer

May 15, 2009	BY:	/s/ Gerald F. Sopp
Gerald F. Sopp, Chief Financial Officer and Executive Vice President

Index to Exhibits

Exhibit No. Under Item 601 of Regulation S-K
3	(i)
Amended and Restated Articles of Incorporation, as amended effective December 8, 2008, filed March 31, 2009 as item 3(i) to Form 10-K for the fiscal year-ended December 31, 2008 (No. 0-16667) and incorporated herein by reference.

	(ii)	Bylaws of the Registrant as amended December 8, 2008, filed March 31, 2009 as item 3(ii) to Form 10-K for the fiscal year-ended December 31, 2008 (No. 0-16667) and incorporated herein by reference.
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

(c)*
Form of Change of Control Agreements, as amended November 10, 2003, filed on November 14, 2003 as Item 10(e) to Form 8-K (No. 0-16667) and incorporated herein by reference between DNB Financial Corporation and DNB First, N.A. and each of the following Directors: (i) dated November 10, 2005 with James H. Thornton, James J. Koegel and Eli Silberman, and (ii) dated February 23, 2005 with Mildred C. Joyner, and dated February 22, 2006 with Thomas A. Fillippo. On April 17, 2009, the Registrant approved agreements with each non-employee director to terminate his or her Change of Control Agreement.

(d)**
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

(g)
Marketing Services Agreement between TSG, Inc., a Pennsylvania business corporation (the “Service Provider”) for which Eli Silberman, a Director of Registrant, is the President and owner dated December 17, 2008, filed March 31, 2009 as item 10(g) to Form 10-K for the fiscal year-ended December 31, 2008 (No. 0-16667) and incorporated herein by reference.

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

(r)*
DNB Financial Corporation Supplemental Executive Retirement Plan for William S. Latoff as amended and restated effective April 1, 2007, filed May 15, 2007 as Item 10(r) to Form 10-Q for the fiscal quarter ended March 31, 2007 (No. 0-16667) and incorporated herein by reference, as further amended by Amendment dated December 8, 2008, filed March 31, 2009 as item 3(r) to Form 10-K for the fiscal year-ended December 31, 2008 (No. 0-16667) and incorporated herein by reference.

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

(v)**
Form of Restricted Stock Award Agreement dated November, 28, 2007, filed March 28, 2008 as item 10(v) to Form 10-K for the fiscal year-ended December 31, 2007 (No. 0-16667) and incorporated herein by reference.

11		Registrant’s Statement of Computation of Earnings Per Share is incorporated in footnote 2.
31.1		Rule 13a-14(a)/15d-14 (a) Certification of Chief Executive Officer, filed herewith.
31.2		Rule 13a-14(a)/15d-14 (a) Certification of Chief Financial Officer, filed herewith.

32.1		Section 1350 Certification of Chief Executive Officer, filed herewith.
32.2		Section 1350 Certification of Chief Financial Officer, filed herewith.
	*	Management contract or compensatory plan arrangement.
	**	Shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.