Form 10-Q
period 2009-06-30
DNB FINANCIAL CORP /PA/
filed 2009-08-14
CIK 713671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: June 30, 2009
or
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 Par Value) (Class)	2,603,323 (Shares Outstanding as of August 10, 2009)

DNB FINANCIAL CORPORATION AND SUBSIDIARY

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

DNB Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition (Unaudited)

	June 30	December 31
(Dollars in thousands except share data)	2009	2008
Assets
Cash and due from banks	$10,954	$9,780
Federal funds sold	39,636	38,338
Cash and cash equivalents	50,590	48,118
AFS investment securities, at fair value (amortized cost of $148,002 and $61,265)	145,996	60,666
HTM investment securities (fair value of $50,416 and $58,525)	51,231	59,395
Other investment securities	4,067	4,065
Total investment securities	201,294	124,126
Loans and leases	333,151	336,454
Allowance for credit losses	(4,920)	(4,586)
Net loans and leases	328,231	331,868
Office property and equipment, net	9,331	9,665
Accrued interest receivable	2,555	2,127
Other real estate owned	4,750	4,997
Bank owned life insurance	7,707	7,580
Core deposit intangible	234	259
Net deferred taxes	3,798	3,496
Other assets	1,325	1,211
Total assets	$609,815	$533,447
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$47,356	$45,503
Interest-bearing deposits:
NOW	128,324	106,623
Money market	96,546	81,742
Savings	34,705	32,895
Time	143,830	141,707
Total deposits	450,761	408,470
FHLB advances	60,000	60,000
Federal Reserve borrowing	20,500	—
Repurchase agreements	23,463	20,185
Junior subordinated debentures	9,279	9,279
Other borrowings	651	659
Total borrowings	113,893	90,123
Accrued interest payable	803	1,154
Other liabilities	3,552	3,642
Total liabilities	569,009	503,389
Stockholders’ Equity
Preferred stock, $10.00 par value;
1,000,000 shares authorized; $1,000 liquidation preference per share ; 11,750 issued at June 30, 2009 and none issued at December 31, 2008	11,612	—
Common stock, $1.00 par value;
10,000,000 shares authorized; 2,861,619 and 2,863,024 issued respectively	2,871	2,867
Stock warrants	151	—
Treasury stock, at cost; 258,296 and 256,420 shares, respectively	(4,828)	(4,811)
Surplus	35,129	35,082
Accumulated deficit	(1,218)	(1,062)
Accumulated other comprehensive loss, net	(2,911)	(2,018)
Total stockholders’ equity	40,806	30,058
Total liabilities and stockholders’ equity	$609,815	$533,447
See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands except share data)	2009	2008	2009	2008
Interest Income:
Interest and fees on loans and leases	$4,698	$4,637	$9,413	$9,553
Interest and dividends on investment securities:
Taxable	1,590	2,092	2,920	4,261
Exempt from federal taxes	47	44	96	87
Interest on cash and cash equivalents	15	110	34	254
Total interest income	6,350	6,883	12,463	14,155
Interest Expense:
Interest on NOW, money market and savings	663	975	1,202	2,030
Interest on time deposits	985	1,042	2,105	2,665
Interest on FHLB advances	736	736	1,465	1,413
Interest on Federal Reserve borrowing	10	—	10	—
Interest on repurchase agreements	74	118	143	287
Interest on junior subordinated debentures	135	155	273	317
Interest on other borrowings	22	23	44	46
Total interest expense	2,625	3,049	5,242	6,758
Net interest income	3,725	3,834	7,221	7,397
Provision for credit losses	300	454	400	514
Net interest income after provision for credit losses	3,425	3,380	6,821	6,883
Non-interest Income:
Service charges on deposits	357	393	744	778
Wealth management fees	157	236	331	521
Increase in cash surrender value of BOLI	64	63	127	129
Gain on sale of securities	49	481	551	737
Other fees	237	214	389	422
Total non-interest income	864	1,387	2,142	2,587
Non-interest Expense:
Salaries and employee benefits	1,966	2,256	4,089	4,605
Furniture and equipment	411	460	809	881
Occupancy	382	368	825	767
Professional and consulting	349	314	706	641
Advertising and marketing	107	189	176	272
Printing and supplies	60	93	99	144
FDIC insurance	539	72	621	136
Other expenses	565	479	1,159	979
Total non-interest expense	4,379	4,231	8,484	8,425
Income (loss) before income taxes (benefit)	(90)	536	479	1,045
Income tax (benefit) expense	(51)	105	39	205
Net (Loss) Income	$(39)	$431	$440	$840
Preferred stock dividends and accretion of discount	147	—	245	—
Net (Loss) Income available to Common Shareholders	$(186)	$431	$195	$840
Earnings (loss) per common share:
Basic	$(0.07)	$0.17	$0.07	$0.32
Diluted	$(0.07)	$0.17	$0.07	$0.32
Cash dividends per common share	$0.07	$0.13	$0.14	$0.26
Weighted average common shares outstanding:
Basic	2,603,255	2,600,292	2,603,131	2,598,397
Diluted	2,603,255	2,603,828	2,603,131	2,602,201
See accompanying notes to unaudited consolidated financial statements.

DNB FINANCIAL CORPORATION AND Subsidiary
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) (Unaudited)
(Dollars in thousands)

	Preferred Stock	Common Stock	Stock Warrants	Treasury Stock	Surplus	Accumulated Deficit	Accumulated Other Compre- hensive Loss	Total

Balance at January 1, 2009	$—	$2,867	$—	$(4,811)	$35,082	$(1,062)	$(2,018)	$30,058
Comprehensive loss:
Net income for six months ended June 30, 2009	—	—	—	—	—	440	—	440
Other comprehensive loss, net of tax:
Unrealized losses on AFS securities, net	—	—	—	—	—	—	(893)	(893)
Total comprehensive loss	—	—	—	—	—	—	—	(453)
Issuance of preferred stock	11,599	—	—	—	—	—	—	11,599
Preferred stock discount amortization	13	—	—	—	—	(13)	—	—
Stock warrants issued	—	—	151	—	—	—	—	151
Release of unvested stock	—	4	—	—	47	—	—	51
Cash dividends-Common ($.14 per share)	—	—	—	—	—	(338)	—	(338)
Cash dividends-Preferred	—	—	—	—	—	(171)	—	(171)
Purchase of treasury shares (2,454 shares)	—	—	—	(17)	—	—	—	(17)
Preferred stock dividends accrued	—	—	—	—	—	(74)	—	(74)
Balance at June 30, 2009	$11,612	$2,871	$151	$(4,828)	$35,129	$(1,218)	$(2,911)	$40,806

	Common Stock	Treasury Stock	Surplus	Accumulated Deficit	Accumulated Other Compre- hensive Income (Loss)	Total

Balance at January 1, 2008	$2,860	$(4,757)	$34,888	$(771)	$415	$32,635
Comprehensive loss:
Net income for six months ended June 30, 2008	—	—	—	840	—	840
Other comprehensive loss, net of tax:
Unrealized losses on AFS securities, net	—	—	—	—	(2,127)	(2,127)
Unrealized actuarial losses — pension, net	—	—	—	—	(169)	(169)
Total comprehensive loss	—	—	—	—	—	(1,456)
Release of unvested stock	5	—	79	—	—	84
Cash dividends ($.26 per share)	—	—	—	(680)	—	(680)
Purchase of treasury shares (5,662 shares)	—	(261)	—	—	—	(261)
Sale of treasury shares to 401-K plan	—	230	(55)	—	—	175
Deferred Compensation Plan	—	—	80	—	—	80
Stock compensation tax benefit	—	—	22	—	—	22
Balance at June 30, 2008	$2,865	$(4,788)	$35,014	$(611)	$(1,881)	$30,599

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2009	2008
Cash Flows From Operating Activities:
Net income	$440	$840
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, amortization and accretion	1,098	689
Provision for credit losses	400	514
Unvested stock amortization	51	84
Net gain on sale of securities	(551)	(737)
Net loss on sale of OREO and other repossessed property	78	—
(Increase) decrease in interest receivable	(428)	320
(Increase) decrease in other assets	(114)	196
Earnings from investment in BOLI	(127)	(129)
Decrease in interest payable	(351)	(572)
Increase in deferred tax benefit (expense)	176	(138)
Decrease in other liabilities	(163)	(448)
Net Cash Provided By Operating Activities	509	619
Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Sales	54,269	71,523
Maturities, repayments and calls	12,283	12,597
Purchases	(153,123)	(86,744)
Activity in held-to-maturity securities:
Maturities, repayments and calls	10,200	4,876
Purchases	(2,023)	(8,936)
Net increase in other investments	(2)	(694)
Net (increase) decrease in loans and leases	3,043	(10,113)
Proceeds from sale of OREO and other repossessed property	363	—
Purchase of bank property and equipment	(332)	(492)
Net Cash Used By Investing Activities	(75,322)	(17,983)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	42,291	(9,625)
Increase in FHLB advances	—	10,000
Increase in Federal Reserve borrowings	20,500	—
Increase (decrease) in short term repurchase agreements	3,278	(12,557)
Decrease in lease obligations	(8)	(7)
Dividends paid	(509)	(680)
Issuance of preferred stock and warrants	11,750	—
Purchase of treasury stock	(17)	(86)
Net Cash Provided (Used) By Financing Activities	77,285	(12,955)
Net Change in Cash and Cash Equivalents	2,472	(30,319)
Cash and Cash Equivalents at Beginning of Period	48,118	45,331
Cash and Cash Equivalents at End of Period	$50,590	$15,012
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$5,593	$7,330
Income taxes	402	488
Supplemental Disclosure of Non-cash Flow Information:
Change in unrealized losses on investment securities	$(1,406)	$(3,224)
Change in deferred taxes due to change in unrealized
losses on investment securities	478	1,096
Change in unsettled securities purchased included in other liabilities	—	(5,940)
Transfers from loans and leases to real estate owned	194	451
See accompanying notes to unaudited consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, DNB First, National Association (the "Bank") have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior amounts not affecting net income are reclassified when necessary to conform to current period classifications. The results of operations for the six-month period ended June 30, 2009, are not necessarily indicative of the results, which may be expected for the entire year.  The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2008.

Subsequent Events--Management has considered subsequent events through August 14, 2009 in preparing the June 30, 2009 Consolidated Financial Statements (Unaudited).

NOTE 2: INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities, as of the dates indicated, are summarized as follows:

		June 30, 2009
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Held To Maturity
US agency mortgage-backed securities	$19,319	$308	$—	$19,627
Collateralized mortgage obligations	4,304	8	(101)	4,211
State and municipal tax-exempt bonds	5,473	68	—	5,541
State and municipal taxable bonds	22,135	306	(1,404)	21,037
Total	$51,231	$690	$(1,505)	$50,416
Available For Sale
US Government agency obligations	$30,036	$90	$(4)	$30,122
US agency mortgage-backed securities	84,723	4	(591)	84,135
Collateralized mortgage obligations	10,646	—	(183)	10,463
Corporate bonds	22,565	61	(1,362)	21,264
Equity securities	32	—	(20)	12
Total	$148,002	$155	$(2,160)	$145,996

		December 31, 2008
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Held To Maturity
US agency mortgage-backed securities	$27,884	$447	$(2)	$28,329
Collateralized mortgage obligations	4,962	1	(111)	4,852
State and municipal tax-exempt bonds	4,513	50	(1)	4,562
State and municipal taxable bonds	22,036	78	(1,332)	20,782
Total	$59,395	$576	$(1,446)	$58,525
Available For Sale
US Government agency obligations	$6,075	$51	$—	$6,126
US agency mortgage-backed securities	32,063	410	(94)	32,379
Collateralized mortgage obligations	5,011	94	—	5,105
Corporate bonds	18,084	300	(1,349)	17,035
Equity securities	32	—	(11)	21
Total	$61,265	$855	$(1,454)	$60,666

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The table below details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at June 30, 2009 and December 31, 2008.

	June 30, 2009
(Dollars in thousands)	Total Fair Value	Total Unrealized Loss	Fair value Impaired Less Than 12 Months	Unrealized Loss Less Than 12 Months	Fair value Impaired More Than 12 Months	Unrealized Loss More Than 12 Months
Held To Maturity
Collateralized mortgage obligations	$3,419	$(101)	$1,365	$(22)	$2,054	$(79)
State and municipal tax-exempt	—	—	—	—	—	—
State and municipal taxable	10,773	(1,404)	5,872	(667)	4,900	(737)
US agency mortgage-backed securities	—	—	—	—	—	—
Total	$14,192	$(1,505)	$7,237	$(689)	$6,954	$(816)

Available For Sale
US Government agency obligations	$6,230	$(4)	$6,230	$(4)	$—	$—
Corporate Bonds	18,603	(1,362)	11,331	(516)	7,272	(847)
US agency mortgage-backed securities	65,356	(591)	65,356	(591)	—	—
Collateralized mortgage obligations	10,463	(183)	10,463	(183)	—	—
Equity securities	12	(20)	—	—	12	(20)
Total	$100,664	$(2,160)	$93,380	$(1,294)	$7,284	$(867)

	December 31, 2008
(Dollars in thousands)	Total Fair Value	Total Unrealized Loss	Fair value Impaired Less Than 12 Months	Unrealized Loss Less Than 12 Months	Fair value Impaired More Than 12 Months	Unrealized Loss More Than 12 Months
Held To Maturity
Collateralized mortgage obligations	$4,246	$(111)	$—	$—	$4,246	$(111)
State and municipal tax-exempt	527	(1)	527	(1)	—	—
State and municipal taxable	13,018	(1,332)	13,018	(1,332)	—	—
US agency mortgage-backed securities	118	(2)	118	(2)	—	—
Total	$17,909	$(1,446)	$13,663	$(1,335)	$4,246	$(111)

Available For Sale
Corporate Bonds	$12,329	$(1,349)	$12,329	$(1,349)	$—	$—
US agency mortgage-backed securities	7,161	(94)	5,482	(61)	1,679	(33)
Equity securities	21	(11)	—	—	21	(11)
Total	$19,511	$(1,454)	$17,811	$(1,410)	$1,700	$(44)
DNB has $7.3 million in AFS securities and $7.0 million in HTM securities, which have had fair values below amortized cost for at least twelve continuous months at June 30, 2009. The total unrealized loss of these securities was $867,000 and $816,000, respectively. The impaired securities consist of corporate, municipal and equity securities as well as agency collateralized mortgage backed securities. On a quarterly basis, management reviews all securities in its investment portfolio to identify any securities that might have an other-than-temporary impairment. Management has concluded that, as of June 30, 2009, the unrealized losses were temporary in nature. The unrealized losses on our debt securities are not related to the underlying credit quality of the issuers, and they are on securities that have contractual maturity dates (with the exception of equity securities). The principal and interest payments on

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

our debt securities have been made as scheduled, and there is no evidence that the issuer will not continue to do so. In management’s opinion, the future principal payments will be sufficient to recover the current amortized cost of the securities.

The unrealized losses as noted above are primarily related to market interest rates and the current investment environment. The current declines in market value are not significant, and management of the Corporation believes that these values will recover as market interest rates move and the current market environment improves. The unrealized losses on equity securities, which do not have maturity dates or principal payments, are also primarily related to market interest rates and the current investment environment. DNB has the intent and ability to hold each of these investments for the time necessary to recover its cost and management of the Corporation does not expect to sell any of these securities prior to a recovery of its cost basis.

The amortized cost and estimated fair value of investment securities as of June 30, 2009, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid without penalties.

	Held to Maturity		Available for Sale
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$6,213	$6,242	$5,183	$5,203
Due after one year through five years	8,311	8,422	41,610	40,723
Due after five years through ten years	19,400	19,617	44,039	43,511
Due after ten years	17,307	16,135	57,138	56,547
No stated maturity	—	—	32	12
Total investment securities	$51,231	$50,416	$148,002	145,996

DNB sold $54.3 million and $71.5 million from the AFS portfolio during the six-month period ended June 30, 2009 and 2008, respectively.  Gains and losses resulting from investment sales, redemptions or calls were as follows:

	Six Months Ended June 30
(Dollars in thousands)	2009	2008
Gross realized gains	$599	$737
Gross realized losses	48	—
Net realized gain	$551	$737

At June 30, 2009 and December 31, 2008, investment securities with a carrying value of approximately $191.5 million and $100.0 million, respectively, were pledged to secure public funds, repurchase agreements and for other purposes as required by law.

As of September 30, 2008, DNB reclassified its taxable municipal securities with a book value (net carrying amount) of $22.7 million from available-for-sale (AFS) to held-to-maturity (HTM). Reclassifying the taxable municipal securities to HTM will reduce the volatility and future negative effect on DNB’s capital ratios, because HTM securities are not marked-to-market through other comprehensive income, but carried at their amortized cost basis. The fair value of our taxable municipal securities was $22.0 million at September 30, 2008, the date of their reclassification. The $683,000 difference between their book value and their fair value will be treated like a discount and accreted into interest income over the remaining life of the security. The unrealized loss on these securities, which is in accumulated other comprehensive loss, will be amortized as an adjustment of yield in a manner consistent with the discount, thus offsetting or mitigating the effect on interest income of the amortization of the discount. As of June 30, 2009 the discount totaled $629,000 and the average remaining life of these securities was 10.6 years.

  NOTE 3: EARNINGS PER SHARE

Basic earnings per share (“EPS”) are computed based on the weighted average number of common shares outstanding during the period.  Diluted EPS  is computed using the treasury stock method and reflects the potential dilution that could occur from the exercise of stock options and the amortized portion of unvested stock awards.   Stock options and unvested stock awards for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation.  There were 186,311 anti-dilutive stock warrants, 169,503 anti-dilutive stock options outstanding and 24,101 anti-dilutive stock awards at June 30, 2009. There were 194,702 anti-dilutive stock options outstanding and 15,724 anti-dilutive stock awards at June 30, 2008. See Note 11 for a discussion of stock warrants issued in conjunction with Preferred shares issued to the U.S. Treasury Department as part of the CPP. The dilutive effect of stock options on basic earnings per share is presented below.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended			Six Months Ended
	June 30, 2009			June 30, 2009
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income (loss) available to common stockholders	$(186)	2,603	$(.07)	$195	2,603	$0.07
Effect of potential dilutive common stock equivalents– stock options, restricted shares and warrants	—	—	—	—	—	—
Diluted EPS
Income (loss) available to common stockholders after assumed conversions	$(186)	2,603	$(.07)	$195	2,603	$0.07

	Three Months Ended			Six Months Ended
	June 30, 2008			June 30, 2008
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$431	2,600	$0.17	$840	2,598	$0.32
Effect of potential dilutive common stock equivalents– stock options, restricted shares and warrants	—	4	—	—	4	—
Diluted EPS
Income available to common stockholders after assumed conversions	$431	2,604	$0.17	$840	2,602	$0.32

NOTE 4: COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all changes in stockholders' equity during the period, except those resulting from investments by owners and distributions to owners.  Comprehensive income (loss) for all periods consisted of net income (loss) and other comprehensive income relating to the change in unrealized losses on investment securities available for sale.  Comprehensive income (loss), net of tax, is disclosed in the following table. The effect of pension adjustments will be made during the last quarter of each fiscal year.

	Three Months Ended	Three Months Ended
	June 30, 2009	June 30, 2008
(Dollars in thousands)	Net-of-Tax Amount	Net-of-Tax Amount
Net (loss) income	$(39)	$431
Other Comprehensive Income (loss):
Unrealized holding gains (losses) arising during the period	—	(3,001)
Accretion of discount on AFS to HTM reclassification	12	—
Reclassification for gains included in net income (loss)	(33)	(318)
Total Comprehensive Loss	$(60)	$(2,888)

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008
(Dollars in thousands)	Net-of-Tax Amount	Net-of-Tax Amount
Net Income	$440	$840
Other Comprehensive Loss:
Unrealized holding losses arising during the period	(564)	(1,640)
Accretion of discount on AFS to HTM reclassification	35	—
Reclassification for gains included in net income	(364)	(487)
Unrealized actuarial losses- pension	—	(169)
Total Comprehensive Loss	$(453)	$(1,456)

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5: COMPOSITION OF LOAN AND LEASE PORTFOLIO

The following table sets forth information concerning the composition of total loans and leases outstanding, as of the dates indicated.

	June 30,	December 31,
(Dollars in thousands)	2009	2008
Commercial mortgage	$143,450	$138,897
Commercial term and lines of credit	85,651	83,186
Consumer	58,428	63,400
Residential mortgage	40,844	44,052
Commercial leases	4,778	6,919
Gross loans and leases	$333,151	$336,454
Allowance for credit losses	(4,920)	(4,586)
Net loans and leases	$328,231	$331,868

NOTE 6: JUNIOR SUBORDINATED DEBENTURES

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

NOTE 7: RECENT ACCOUNTING PRONOUNCEMENTS

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

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

FSP FAS 157-4 In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

 FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157.

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009. This FSP was adopted on June 30, 2009 and did not have a material impact on the Corporation’s consolidated financial statements.

FSP FAS 115-2 and FAS 124-2 In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 clarify the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009. This FSP was adopted on June 30, 2009 and did not have a material impact on the Corporation’s consolidated financial statements.

FSP FAS 107-1 and APB 28-1 In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009. This FSP was adopted on June 30, 2009 and did not have a material impact on the Corporation’s consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

FASB Statement No. 166 In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.”  SFAS No. 166 makes several significant amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” including the removal of the concept of a qualifying special-purpose entity from SFAS No. 140.  SFAS No. 166 also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing direct or indirect involvement with the transferred financial asset.  The provisions of SFAS No. 166 are effective for financial asset transfers occurring after December 31, 2009.  The adoption of the provisions of SFAS No. 166 will have no impact on the Corporation’s consolidated financial statements.

FASB Statement No. 167 In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  SFAS No. 167 requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”) for consolidation purposes.  The primary beneficiary of a VIE is the enterprise that has: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE.  The provisions of SFAS No. 167 are effective for DNB on January 1, 2010.  The adoption of the provisions of SFAS No. 167 will have no impact on the Corporation’s consolidated financial statements.

FASB Statement No. 168 In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.”  SFAS No. 168 established the FASB Accounting Standards Codification (the “Codification”) to become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities, with the exception of guidance issued by the U.S. Securities and Exchange Commission (the “SEC”) and its staff.  All guidance contained in the Codification carries an equal level of authority.  The provisions of SFAS No. 168 are effective for interim and annual periods ending after September 15, 2009.  As the Codification is not intended to change GAAP, the adoption of the provisions of SFAS No. 168 will have no impact on the Corporation’s consolidated financial statements.

NOTE 8: STOCK-BASED COMPENSATION

Stock Option Plan

DNB has a Stock Option Plan for employees and directors.  Under the plan, options (both qualified and non-qualified) to purchase a maximum of 643,368 shares of DNB’s common stock could be issued to employees and directors.

Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years.  The Plan Committee determines vesting of options under the plan.  There were 223,079 and 201,335 options available for grant at June 30, 2009 and December 31, 2008, respectively.    All options outstanding are immediately exercisable.

Stock option activity for the six-month period ended June 30, 2009 is indicated below.

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2009	191,247	$19.03
Granted	–	–
Exercised	–	–
Expired	(19,229)	(17.40)
Forfeited	(2,515)	(20.24)
Outstanding June 30, 2009	169,503	$19.19

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

	June 30, 2009
Range of	Number	Weighted Average
Exercise Prices	Outstanding	Exercise Price	Remaining Contractual Life
$9.23-10.99	9,419	$9.23	1.00 years
11.00-13.99	9,414	11.16	2.00 years
14.00-19.99	82,805	17.44	5.48 years
20.00-22.99	19,824	22.78	5.48 years
23.00-24.27	48,041	24.27	5.80 years
Total	169,503	$19.19	5.13 years
Intrinsic value	$—

	June 30, 2008
Range of	Number	Weighted Average
Exercise Prices	Outstanding	Exercise Price	Remaining Contractual Life
$9.23-10.99	9,419	$9.23	2.00 years
11.00-13.99	9,414	11.16	3.00 years
14.00-16.99	22,985	16.83	4.00 years
17.00-19.99	93,866	17.56	5.73 years
20.00-22.99	29,809	22.59	6.59 years
23.00-24.27	48,041	24.27	6.80 years
Total	213,534	$19.04	5.62 years
Intrinsic value	$71,662

Restricted Stock Awards

DNB maintains an Incentive Equity and Deferred Compensation Plan. The plan provides that up to 243,101 (as adjusted for subsequent stock dividends) shares of common stock may be granted, at the discretion of the Board, to individuals of the Corporation.  DNB did not grant any shares of restricted stock during the three and six-month periods ended June 30, 2009. Shares already granted are issuable on the earlier of three years after the date of the grant or a change in control of DNB if the recipients are then employed by DNB (“Vest Date”).  Upon issuance of the shares, resale of the shares is restricted for an additional one year, during which the shares may not be sold, pledged or otherwise disposed of. Prior to the Vest Date and in the event the recipient terminates association with DNB for reasons other than death, disability or change in control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant.

Share awards granted by the plan were recorded at the date of award based on the market value of shares.  Awards are being amortized to expense over the three-year cliff-vesting period. DNB records compensation expense equal to the value of the shares being amortized.  For the three and six-month periods ended June 30, 2009, $27,000 and $51,000 was amortized to expense. For the three and six-month periods ended June 30, 2008, $34,000 and $83,000 was amortized to expense.   At June 30, 2009, 205,913 shares were reserved for future grants under the plan. Stock grant activity is indicated below.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Shares
Outstanding - January 1, 2009	24,574
Granted	–
Forfeited	(473)
Outstanding – June 30, 2009	24,101

Shares
Outstanding - January 1, 2008	30,103
Granted	–
Vested shares	(13,087)
Forfeited	(1,292)
Outstanding – June 30, 2008	15,724

NOTE  9:  INCOME TAXES

As of June 30, 2009, the Corporation had no material unrecognized tax benefits or accrued interest and penalties. It is the Corporation’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.  Federal and state tax years 2005 through 2008 were open for examination as of June 30, 2009. Income tax expense (benefit) for the three and six-month periods ended June 30, 2009 was ($51,000) and $39,000 compared to $105,000 and $205,000 for the same periods in 2008. The effective tax rate for the three and six-month periods ended June 30, 2009 was 56.7% and 8.1%, compared to 19.6% and 19.6% for the same period in 2008.

NOTE 10:  FAIR VALUE MEASUREMENT

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

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Level 1 — Quoted prices in active markets for identical securities.

Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active and model derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 — Instruments whose significant value drivers are unobservable.

These levels are not necessarily an indication of the risks or liquidity associated with these investments. The following table summarizes the assets at June 30, 2009 and December 31, 2008 that are recognized on DNB’s balance sheet using fair value measurement determined based on the differing levels of input

	June 30, 2009
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Assets Measured at Fair Value on a Recurring Basis
Securities available for sale	$12	$145,984	$—	$145,996
Total assets measured at fair value on a recurring basis	$12	$145,984	$—	$145,996
Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$—	$—	$2,384	$2,384
OREO & other repossessed property	—	—	4,750	4,750
Total assets measured at fair value on a nonrecurring basis	$—	$—	$7,134	$7,134

	December 31, 2008
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Assets Measured at Fair Value on a Recurring Basis
Securities available for sale	$21	$60,645	$—	$60,666
Total assets measured at fair value on a recurring basis	$21	$60,645	$—	$60,666
Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$—	$—	$1,043	$1,043
OREO & other repossessed property	—	—	4,997	4,997
Total assets measured at fair value on a nonrecurring basis	$—	$—	$6,040	$6,040

 Impaired loans. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $7.6 million at June 30, 2009. Of this, $2.7 million had a valuation allowance of $296,000 and $4.9 million had no allowance as of June 30, 2009. During the six months ended June 30, 2009, we did not recognize any impairment charges related to loans. Impaired loans had a carrying amount of $1.2 million at December 31, 2008. The valuation allowance on impaired loans was $120,000 as of December 31, 2008.

Other Real Estate Owned & other repossessed property.    Other real estate owned ("OREO") consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as OREO and other repossessed property and are reported at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. DNB had $4.8 million of such assets at June 30, 2009. This consisted of $4.7 million in OREO and $104,000 in other repossessed property. Subsequent to the repossession of these assets, DNB did not write down their carrying values during the three and six month periods ending June 30, 2009, based on appraisals.  DNB had $5.0 million of such assets at December 31, 2008. This consisted of $4.9 million in OREO and $93,000 in other repossessed property. Subsequent to the repossession of these assets, DNB wrote down their carrying values by $70,000, based on appraisals.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In accordance with FSP FAS107-1, the carrying amounts and estimated fair values of financial instruments at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009		December 31, 2008
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$50,590	$50,590	$48,118	$48,118
AFS Investment securities	145,996	145,996	60,666	60,666
HTM Investment securities	51,231	50,416	59,395	58,525
Loans and leases, gross	333,151	329,852	336,454	334,550
Accrued interest receivable	2,555	2,555	2,127	2,127
Financial liabilities
Deposits	450,761	440,841	408,470	405,414
Borrowings	104,614	108,101	80,844	86,108
Junior subordinated debentures	9,279	3,495	9,279	5,158
Accrued interest payable	803	803	1,154	1,154
Off-balance sheet instruments	–	–	–	–

The specific estimation methods and assumptions used can have a substantial impact on the resulting fair values of financial instruments. Following is a brief summary of the significant assumptions, methods, and estimates used in estimating fair value.

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

Cash and Cash Equivalents, Investment Securities, Accrued Interest Receivable and Accrued Interest Payable The carrying amounts for short-term investments (cash and cash equivalents) and accrued interest receivable and payable approximate fair value. The fair value of investment securities are determined by an independent third party (“preparer”). The preparer’s evaluations are based on market data. They utilize evaluated pricing models that vary by asset and incorporate available trade, bid and other market information. For securities that do not trade on a daily basis, their evaluated pricing applications apply available information such as benchmarking and matrix pricing. The market inputs normally sought in the evaluation of securities include benchmark yields, reported trades, broker/dealer quotes (only obtained from market makers or broker/dealers recognized as market participants), issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data. For certain securities additional inputs may be used or some market inputs may not be applicable. Inputs are prioritized differently on any given day based on market conditions.

U.S. Government agencies are evaluated and priced using multi-dimensional relational models and option adjusted spreads. State and municipal securities are evaluated on a series of matrices including reported trades and material event notices. Mortgage backed securities are evaluated using matrix correlation to treasury or floating index benchmarks, prepayment speeds, monthly payment information and other benchmarks. Other investments are evaluated using a broker- quote based application, including quotes from issuers. The carrying amount of non-readily marketable equity securities approximates liquidation value.

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

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Deposits and Borrowings  The fair value of deposits with no stated maturity, such as non-interest- bearing deposits, savings, NOW and money market accounts, is equal to the amount payable on demand. The fair values of time deposits and borrowings are based on the present value of contractual cash flows. The discount rates used to compute present values are estimated using the rates currently offered for deposits of similar maturities in DNB’s marketplace and rates currently being offered for borrowings of similar maturities.

Off-balance-sheet Instruments (Disclosed at Cost)  Off-balance-sheet instruments are primarily comprised of loan commitments, which are generally priced at market at the time of funding. Fees on commitments to extend credit and stand-by letters of credit are deemed to be immaterial and these instruments are expected to be settled at face value or expire unused. It is impractical to assign any fair value to these instruments. At June 30, 2009, un-funded loan commitments totaled $51.6 million. Stand-by letters of credit totaled $3.3 million at June 30, 2009. At December 31, 2008, un-funded loan commitments totaled $55.3 million. Stand-by letters of credit totaled $3.0 million at December 31, 2008.

NOTE 11:  STOCKHOLDERS’ EQUITY

Stockholders' equity was $40.8 million at June 30, 2009 compared to $30.1 million at December 31, 2008.  The increase in stockholders’ equity was primarily a result of participation in the U.S. Treasury Capital Purchase program as described below, coupled with year-to-date earnings of $440,000. These additions to stockholders equity were partially offset by $338,000 of dividends paid on DNB’s common stock, $74,000 of dividends accrued and $171,000 of dividends paid on DNB’s Fixed Rate Cumulative Perpetual Preferred Stock coupled with an $893,000, net-of-tax adjustment on the securities portfolio.

On January 30, 2009, as part of the CPP administered by the United States Department of the Treasury, DNB Financial Corporation entered into a Letter Agreement and a Securities Purchase Agreement with the U.S. Treasury, pursuant to which the DNB issued and sold on January 30, 2009, and the U.S. Treasury purchased for cash on that date (i) 11,750 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008A, par value $10.00 per share, having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant to purchase up to 186,311 shares of the DNB’s common stock, $1.00 par value, at an exercise price of $9.46 per share, for an aggregate purchase price of $11,750,000 in cash. This transaction closed on January 30, 2009. The issuance and sale of these securities was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. During 2009 the Bank will need to provide dividends to the Corporation in connection with the $11,750,000 of Fixed Rate Cumulative Perpetual Preferred Stock sold on January 30, 2009 as part of the CPP administered by the United States Department of the Treasury.

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

Strategic Plan Update. During the quarter ended June 30, 2009, management focused on expense control as well as strengthening DNB's capital and liquidity positions. During the quarter, the FDIC assessed a Special Assessment on all financial institutions. DNB's special assessment increased quarterly non-interest expenses by $280,000. Absent this charge, non-interest expense for the second quarter of 2009 would have been down $132,000 or 3.1% compared to last year. Total Risk Based Capital stood at 14.48% at June 30, 2009.  Cash and cash equivalents increased to $50.6 million, from $48.1 million at December 31, 2008. In addition, management was able to reduce DNB’s composite cost of funds to 1.95% for the three month period ended June 30, 2009 from 2.51% during the same period in 2008.

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

MATERIAL CHALLENGES, RISKS AND OPPORTUNITIES

The following is a summary of material challenges, risks and opportunities DNB has faced during the three-month period ended June 30, 2009.

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

The objective of DNB’s asset/liability management function is to maintain consistent growth in net interest income within DNB’s policy limits.  This objective is accomplished through the management of liquidity and interest rate risk, as well as customer offerings of various loan and deposit products.  DNB maintains adequate liquidity to meet daily funding requirements, anticipated deposit withdrawals, or asset opportunities in a timely manner.  Liquidity is also necessary to meet obligations during unusual, extraordinary or adverse operating circumstances, while avoiding a significant loss or cost.  DNB’s foundation for liquidity is its deposit base as well as a marketable investment portfolio that provides cash flow through regular maturities or that can be used for collateral to secure funding in an emergency.  As of June 30, 2009, DNB had $50.6 million in cash and cash equivalents to meet its funding requirements.  This has increased from $48.1 million at December 31, 2008, primarily due to a $42.3 million increase in total deposits. During this same six month period, total investment securities increased $77.2 million to $201.3 million at June 30, 2009.

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

On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution will not exceed 10 basis points times the institution's assessment base for the second quarter 2009. The special assessment will be collected on September 30, 2009. An additional special assessment later in 2009 is probable, but the amount is uncertain.   During the three months ending June 30, 2009 DNB expensed $280,000 in conjunction with the FDIC’s special assessment that will be paid on September 30, 2009.

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

Material Trends and Uncertainties. The global and U.S. economies are experiencing significantly reduced business activity as a result of disruptions in the financial system. Dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. As a result of the recession, retail customers may delay borrowing from DNB as unemployment increases and the value of existing homes decline and the availability to borrow against equity diminishes. As the U.S. economy moves through a period of recession, delinquencies will rise as the value of homes decline and DNB’s borrowers experience financial difficulty due to corporate downsizing, reduced sales, or other negative events which may impact their ability to meet their contractual loan payments. As a result of these negative trends in the economy and their impact on our borrowers’ ability to repay their loans, DNB made a $300,000 and a $400,000 provision during the three and six month periods ending June 30, 2009 in response to DNB’s increased level of non-performing assets which grew to $13.0 million from $7.7 million at December 31, 2008 along with other changes in our loan and lease portfolio. In addition, during the first six months of 2009, management strengthened DNB's capital and liquidity positions.  Total Risk Based Capital stood at 14.48% at June 30, 2009. Cash and cash equivalents increased to $50.6 million, from $48.1 million at December 31, 2008.

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

Management uses significant estimates to determine the allowance for credit losses.  Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB’s control, management’s estimate of the amount necessary to absorb credit losses and actual credit losses could differ.  DNB’s current judgment is that the valuation of the allowance for credit losses remains adequate at June 30, 2009.  For a description of DNB’s accounting policies in connection with its allowance for credit losses, see, “Allowance for Credit Losses”, in Management’s Discussion and Analysis.

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

FINANCIAL CONDITION

DNB's total assets were $609.8 million at June 30, 2009 compared to $533.4 million at December 31, 2008.  The increase in total assets was primarily attributable to a $77.2 million increase in total investment securities as described below.

Investment Securities. Investment securities at June 30, 2009 were $201.3 million compared to $124.1 million at December 31, 2008. The significant increase in investment securities was primarily due to the purchase of $155.1million in investment securities, offset by $76.8 million in sales, principal pay-downs and maturities.

Gross Loans and Leases. DNB’s loans and leases decreased $3.3 million to $333.2 million at June 30, 2009 compared to $336.5 million at December 31, 2008.  Consumer loans, residential loans, and commercial leases declined $5.0 million, $3.2 million and $2.1 million, respectively, while total commercial loans increased $7.0 million, respectively.

Deposits.  Deposits were $450.8 million at June 30, 2009 compared to $408.5 million at December 31, 2008.  Deposits increased $42.3 million or 10.4% during the six-month period ended June 30, 2009.  Core deposits, which are comprised of demand, NOW, money markets and savings accounts, increased $40.2 million and time deposits increased by $2.1 million.

Borrowings. Borrowings were $113.9 million at June 30, 2009 compared to $90.1 million at December 31, 2008.  The increase of $23.8 million or 26.4% was primarily due to a $20.5 million borrowing from the Federal Reserve under its Term Auction Facility program.

Stockholders’ Equity. Stockholders' equity was $40.8 million at June 30, 2009 compared to $30.1 million at December 31, 2008.  The increase in stockholders’ equity was primarily a result of participation in the U.S. Treasury Capital Purchase program as described below, coupled with year-to-date earnings of $440,000. These additions to stockholders’ equity were partially offset by $338,000 of dividends paid on DNB’s common stock, $74,000 of dividends accrued and $171,000 of dividends paid on DNB’s Fixed Rate Cumulative Perpetual Preferred Stock coupled with an $893,000, net-of-tax SFAS 115 adjustment on the securities portfolio.

On January 30, 2009, as part of the CPP administered by the United States Department of the Treasury, DNB Financial Corporation entered into a Letter Agreement and a Securities Purchase Agreement with the U.S. Treasury, pursuant to which the DNB issued and sold on January 30, 2009, and the U.S. Treasury purchased for cash on that date (i) 11,750 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008A, par value $10.00 per share, having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant to purchase up to 186,311 shares of the DNB’s common stock, $1.00 par value, at an exercise price of $9.46 per share, for an aggregate purchase price of $11,750,000 in cash. This transaction closed on January 30, 2009. The issuance and sale of these securities was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. During 2009 the Bank will need to provide dividends to the Corporation in connection with the $11,750,000 of Fixed Rate Cumulative Perpetual Preferred Stock sold on January 30, 2009 as part of the CPP administered by the United States Department of the Treasury.

RESULTS OF OPERATIONS
SUMMARY

Net (loss) income for the three and six-month periods ended June 30, 2009 was $(39,000) and $440,000 compared to $431,000 and $840,000 for the same periods in 2008.  Diluted earnings per share for the three and six-month periods ended June 30, 2009 were $(0.07) and $0.07 compared to $0.17 and $0.32 for the same periods in 2008.  The $470,000 decrease during the most recent three-month period was attributable to a $523,000 decrease in non-interest income, a $148,000 increase in non-interest expenses, offset by a $45,000 increase in net interest income after provision for credit losses and a $156,000 decrease in income tax expense.  The decrease in non-interest income and the increase in non-interest expense are discussed in detail below.

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

Net interest income after provision for credit losses for the three and six-month periods ended June 30, 2009 was $3.4 million and $6.8 million, compared to $3.4 million and $6.9 million for the same periods in 2008.  Interest income for the three and six-month periods ended June 30, 2009 was $6.3 million and $12.5 million compared to $6.9 million and $14.2 million for the same periods in 2008.  The decrease in interest income during the six-months ending June 30, 2009 was primarily attributable to a decrease of interest on interest and dividends on investment securities, which was a result of lower average balances and lower yields on the security portfolio. In addition, interest on loans declined due to higher levels of non-performing loans in addition to lower yields on all other loans, primarily due to lower market rates. The yield on interest-earning assets for the three and six-month periods ended June 30, 2009 was 4.57% and 4.69%, compared to 5.49% and 5.66% for the same periods in 2008.  Interest expense for the three and six-month periods ended June 30, 2009 was $2.6 million and $5.2 million compared to $3.0 million and $6.8 million for the same periods in 2007. The decrease in interest expense during both periods was primarily attributable to lower rates on interest-bearing liabilities. The composite cost of funds for the three and six-month periods ended June 30, 2009 was 1.95% and 2.04%, compared to 2.51% and 2.79% for the same periods in 2008.   The net interest margin for the three and six-month periods ended June 30, 2009 was 2.68% and 2.71%, compared 3.06% and 2.96%, for the same periods in 2008.

Interest on loans and leases was $4.7 million and $9.4 million for the three and six-month periods ended June 30, 2009, compared to $4.6 million and $9.6 million for the same periods in 2008. The average balance of loans and leases was $331.3 million with an average yield of 5.67% for the current quarter compared to $306.4 million with an average yield of 6.08% for the same period in 2008.  The average balance of loans and leases was $331.9 million with an average yield of 5.70% for the current six months compared to $306.8 million with an average yield of 6.25% for the same period in 2008.  The decrease in yield during both periods was primarily the result of a declining interest rate environment, coupled with an increase in non-performing loans as discussed below.

Interest and dividends on investment securities was $1.6 million and $3.0 million for the three and six-month periods ended June 30, 2009, compared to $2.1 million and $4.3 million for the same periods in 2008.  The average balance of investment securities was $185.9 million with an average yield of 3.57% for the current quarter compared to $170.6 million with an average yield of 5.06% for the same period in 2008.  The average balance of investment securities was $161.8 million with an average yield of 3.82% for the current six months compared to $171.6 million with an average yield of 5.12% for the same period in 2008. The increase in the average balance during the most recent three-month period was the result of increased cash flows from net new deposits.  The decrease in the yield during both periods was primarily the result of a declining interest rate environment, coupled with the sales of certain higher yielding securities.

Interest on deposits was $1.6 million and $3.3 million for the three and six-month periods ended June 30, 2009, compared to $2.0 million and $4.7 million for the same periods in 2008.   The average balance of deposits was $432.3 million with an average rate of 1.53% for the current quarter compared to $399.8 million with an average rate of 2.03% for the same period in 2008.    The average balance of deposits was $418.9 million with an average rate of 1.59% for the six months ended June 30, 2009 compared to $401.8 million with an average rate of 2.35% for the same period in 2008. The increase in the average balance during both periods was primarily the result of year-over-year increased deposit relationships through aggressive marketing and cross-selling efforts.  The decrease in rate during both periods was primarily attributable to lower rates being paid on maturing time deposits and certain money market accounts, stimulated by a lower interest rate environment.

Interest on borrowings was $977,000 and $1.9 million for the three and six-month periods ended June 30, 2009, compared to $1.0 million and $2.1 million for the same periods in 2008. The average balance of borrowings was $107.5 million with an average rate of 3.65% for the current quarter compared to $89.0 million with an average rate of 4.66% for the same period in 2008.    The average

balance of borrowings was $99.4 million with an average rate of 3.95% for the six months ended June 30, 2009 compared to $85.8 million with an average rate of 4.83% for the same period in 2008. The increase in the average balance during the six-months ended June 30, 2009 compared to the same period in 2008 was primarily attributable to a $7.8 million increase in borrowings from the Federal Reserve under their Term Auction Facility program as well as a $4.8 million average increase in FHLB advances.  The decrease in rate was attributable to a decrease in market rates resulting from the Federal Reserve’s actions over the last eighteen months.

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

DNB’s percentage of allowance for credit losses to total loans and leases was 1.48% at June 30, 2009 compared to 1.36% at December 31, 2008.  Management believes that the allowance for credit losses was adequate and reflects known and inherent credit losses. During the six months ended June 30, 2009, DNB made a $400,000 provision for credit losses as a result of a $5.5 million increase in non-performing loans.

The following table summarizes the changes in the allowance for credit losses for the periods indicated.

(Dollars in thousands)	Six Months Ended June 30, 2009	Year Ended December 31, 2008	Six Months Ended June 30, 2008
Beginning balance	$4,586	$3,891	3,891
Provisions	400	2,018	514
Charge-offs	(90)	(1,401)	(230)
Recoveries	24	78	47
Ending balance	$4,920	$4,586	$4,222

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

Non-interest income for the three and six-month periods ended June 30, 2009 was $864,000 and $2.1 million, compared to $1.4 million and $2.6 million for the same periods in 2008.  The $523,000 decrease during the three months ended June 30, 2009 was mainly attributable to a $432,000 decrease in gains on sales of securities and a $79,000 decline in wealth management income due primarily to a decrease in annuity sales. Gains on sales of securities were $49,000 for the three month period ended June 30, 2009 compared to $481,000 for the same period in 2008. The $445,000 decrease during the six months ended June 30, 2009 was mainly attributable to a $186,000 decrease in gains on sales of securities, a $190,000 decrease in wealth management income and a $34,000 decrease in service charges on deposits.

NON-INTEREST EXPENSE

Non-interest expense includes salaries and employee benefits, furniture and equipment, occupancy, professional and consulting fees as well as printing and supplies, marketing, FDIC insurance and other less significant expense items.  Non-interest expense for the three and six-month periods ended June 30, 2009 was $4.4 million and $8.5 million compared to $4.2 million and $8.4 million for the same periods in 2008.  During the three months ended June 30, 2009 FDIC insurance expense increased $467,000, which was largely due to a $280,000 special assessment levied by the FDIC as well as increased FDIC insurance rates. This was offset by a $290,000 decrease in salary and employee benefits due to a lower level of full time equivalent employees, coupled with lower benefit costs, an $82,000 decrease in advertising and marketing, a $49,000 decrease in furniture and equipment and a $33,000 decrease in printing and supplies. During the six months ended June 30, 2009 non-interest expense increased $59,000 or .70%. In addition, expenditures for professional and consulting as well as occupancy increased by $65,000 and $58,000, respectively. These increases were offset by a $516,000 decrease in salary and employee benefits due to a lower level of full time equivalent employees, coupled with lower benefit costs, a $96,000 decrease in advertising and marketing, a $72,000 decrease in furniture and equipment and a $45,000 decrease in printing and supplies. For the six-months ended June 30, 2009 and 2008, DNB’s non-interest expense to average assets ratio was 3.05% and 3.21%, respectively.

INCOME TAXES

Income tax expense (benefit) for the three and six-month periods ended June 30, 2009 was $(51,000) and $39,000 compared to $105,000 and $205,000 for the same periods in 2008. The effective tax rate for the three and six-month periods ended June 30, 2009 was 56.3% and 8.1 % respectively, compared to 19.6% and 19.6 % for the same periods in 2008. Income tax expense for each period differs from the amount determined at the statutory rate of 34% due to tax-exempt income on loans and investment securities, DNB's ownership of BOLI policies, and tax credits recognized on a low-income housing limited partnership.

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

Non-Performing Assets
(Dollars in thousands)	June 30, 2009	December 31, 2008	June 30, 2008
Loans and leases:
Non-accrual	$7,560	$1,825	$6,973
90 days past due and still accruing	651	900	672
Troubled debt restructurings	—	—	—
Total non-performing loans and leases	8,211	2,725	7,645
OREO and other repossessed property	4,751	4,997	451
Total non-performing assets	$12,962	$7,722	$8,096

Non-performing assets, which totaled $13.0 million at June 30, 2009, increased $5.2 million when compared to December 31, 2008. The increase in non-performing assets is attributed largely to one commercial credit secured by land, totaling $2.8 million and seven residential mortgages amounting to $2.8 million. The following table sets forth DNB's asset quality and allowance coverage ratios at the dates indicated:

	June 30, 2009	December 31, 2008	June 30, 2008
Asset quality ratios:
Non-performing loans to total loans	2.46%	0.81%	2.40%
Non-performing assets to total assets	2.13	1.45	1.54
Allowance for credit losses to:
Total loans and leases	1.48	1.36	1.32
Non-performing loans and leases	59.92	168.29	55.22

Included in the loan and lease portfolio are loans for which DNB has ceased the accrual of interest.  If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

	Three Months Ended	Year Ended	Three Months Ended
(Dollars in thousands)	March 31, 2009	December 31, 2008	June 30, 2008
Interest income which would have been
recorded under original terms	$209	$121	$239
Interest income recorded during the period	(29)	(58)	(29)
Net impact on interest income	$180	$63	$210

Impaired loans are measured for impairment using the fair value of the collateral for collateral dependent loans. At December 31, 2008 the average recorded investment is higher than the total recorded investment in the table below due primarily to the transfer of loans to OREO totaling approximately $5.0 million during 2008, the majority being moved during the fourth quarter. Information regarding impaired loans is presented as follows:

	Six Months Ended	Year Ended	Six Months Ended
(Dollars in thousands)	June 30, 2009	December 31, 2008	June 30, 2008
Total recorded investment	$7,560	$1,163	$9,026
Average recorded investment	6,715	6,236	8,979
Specific allowance allocation	296	120	606
Total cash collected	468	313	313
Interest income recorded	40	108	108

LIQUIDITY AND CAPITAL RESOURCES

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes.  DNB’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding.  As part of its liquidity management, DNB maintains assets that comprise its primary liquidity, which totaled $66.9 million at June 30, 2009.  Primary liquidity includes investments, Federal funds sold, and interest-bearing cash balances, less pledged securities.  DNB also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.  In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs.  Through these relationships, DNB has available credit of approximately $130.0 million.  Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

At June 30, 2009, DNB had $51.6 million in un-funded loan commitments.  Management anticipates these commitments will be funded by means of normal cash flows.  Certificates of deposit greater than or equal to $100,000 scheduled to mature in one year or less from June 30, 2009 totaled $56.6 million.  Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in Federal funds sold or by pay-downs and maturities of loans and investments.

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

The Corporation and the Bank have each met the definition of “well capitalized” for regulatory purposes on June 30, 2009.  The Bank’s capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of the Corporation’s or the Bank’s overall financial condition or prospects. The Corporation’s capital exceeds the FRB’s minimum leverage ratio requirements for bank holding companies (see additional discussion included in Footnote 17 of DNB’s 10-K).

Under federal banking laws and regulations, DNB and the Bank are required to maintain minimum capital as determined by certain regulatory ratios. Capital adequacy for regulatory purposes, and the capital category assigned to an institution by its regulators, may be determinative of an institution’s overall financial condition.

The following table summarizes data and ratios pertaining to the Corporation and the Bank's capital structure.

			For Capital		To Be Well Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation

June 30, 2009:
Total risk-based capital	$57,361	14.48%	$31,685	8.00%	N/A	N/A
Tier 1 capital	52,457	13.24	15,843	4.00	N/A	N/A
Tier 1 (leverage) capital	52,457	8.99	23,346	4.00	N/A	N/A
December 31, 2008:
Total risk-based capital	$45,516	12.02%	$30,306	8.00%	N/A	N/A
Tier 1 capital	40,802	10.77	15,153	4.00	N/A	N/A
Tier 1 (leverage) capital	40,802	7.46	21,882	4.00	N/A	N/A

DNB First, N.A.

June 30, 2009:
Total risk-based capital	$55,808	14.11%	$31,632	8.00%	$39,540	10.00%
Tier 1 capital	50,904	12.87	15,816	4.00	23,724	6.00
Tier 1 (leverage) capital	50,904	8.73	23,318	4.00	29,147	5.00
December 31, 2008:
Total risk-based capital	$45,378	12.00%	$30,257	8.00%	$37,822	10.00%
Tier 1 capital	40,654	10.75	15,129	4.00	22,693	6.00
Tier 1 (leverage) capital	40,654	7.44	21,862	4.00	27,328	5.00

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

FORWARD-LOOKING STATEMENTS

DNB Financial Corp. (the “Corporation”), may from time to time make written or oral “forward-looking statements,” including statements contained in the Corporation’s filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the exhibits hereto and thereto), in its reports to shareholders and in other communications by the Corporation, which are made in good faith by the Corporation pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements with respect to the Corporation’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Corporation’s control).  The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements.  The following factors, among others, could cause the Corporation’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Corporation conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Corporation and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of users to substitute competitors’ products and services for the Corporation’s products and services; the success of the Corporation in gaining regulatory approval of its products and services, when required; the impact of changes in laws and regulations applicable to financial institutions (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; the nature, extent, and timing of governmental actions and reforms, including the rules of participation for the Trouble Asset Relief Program voluntary Capital Purchase Program under the Emergency Economic Stabilization Act of 2008, which may be changed unilaterally and retroactively by legislative or regulatory actions; and the success of the Corporation at managing the risks involved in the foregoing.

The Corporation cautions that the foregoing list of important factors is not exclusive.  Readers are also cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this report, even if subsequently made available by the Corporation on its website or otherwise.  The Corporation does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Corporation to reflect events or circumstances occurring after the date of this report.

For a complete discussion of the assumptions, risks and uncertainties related to our business, you are encouraged to review our filings with the Securities and Exchange Commission, including this Form 10-Q, as well as any changes in risk factors that we may identify in our quarterly or other reports filed with the SEC.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes an Economic Value of Equity ("EVE") model.  The EVE model measures the potential price risk of equity to changes in interest rates and factors in the optionality included on the balance sheet.  EVE analysis is used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points.  The EVE is likely to be different if rates change.  Results falling outside prescribed policy ranges require action by management.  At June 30, 2009 and December 31, 2008, DNB's variance in the EVE as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the table below.  The change as a percentage of the present value of equity with a 200 basis point increase or decrease at June 30, 2009 and December 31, 2008, was within DNB's negative 25% guideline.

(Dollars in thousands)	June 30, 2009				December 31, 2008

Change in rates	Flat	-200bp	+200bp		Flat	-200bp	+200bp
EVE	48,214	$51,103	$38,365		$29,196	$30,554	$25,831
Change		2,889	(9,849)			1,358	(3,365)
Change as a percent of assets		.5%	(1.6%	)		0.3%	(0.6%	)
Change as a percent of PV equity		6.0%	(20.4%	)		4.7%	(11.5%	)

ITEM 4T- CONTROLS AND PROCEDURES

DNB’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2009, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that DNB’s current disclosure controls and procedures are effective and timely, providing them with material information relating to DNB and its subsidiaries required to be disclosed in the report DNB files under the Exchange Act.

Management of DNB is responsible for establishing and maintaining adequate internal control over financial reporting for DNB, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  There was no change in the DNB’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, DNB’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2008, filed with the Commission on March 31, 2009 (File No. 000-16667).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no Unregistered Sales of Equity Securities during the quarter ended June 30, 2009.  The following table provides information on repurchases by DNB of its common stock in each month of the quarter ended June 30, 2009:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2009 – April 30, 2009	—	$ —	—	63,216
May 1, 2009 – May 31, 2009	100	9.26	100	63,116
June 1, 2009 – June 30, 2009	—	—	—	63,116
Total	100	$9.26	100

On July 25, 2001, DNB authorized the buyback of up to 175,000 shares of its common stock over an indefinite period. On August 27, 2004, DNB increased the buyback from 175,000 to 325,000 shares of its common stock over an indefinite period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Corporation held its Annual Meeting of Shareholders on May 05, 2009 for the purpose of considering and acting upon a proposal to elect three Class B directors to serve a three year term.

(b)	The directors elected and the numbers of votes cast for or withheld with respect to each were:

	For	Withheld
Thomas A. Fillippo	1,792,007	179,839
James J. Koegel	1,834,460	137,386
Eli Silberman	1,832,718	139,128

(c)	The following other matters were voted on at the meeting:

(1)	A motion to approve an amendment to the Incentive Equity and Deferred Compensation Plan to limit the number of shares of common stock available for issuance under the Plan was voted as follows:

For: 1,423,281	Against: 248,587	Abstain: 14,817

(2)	A motion to approve an advisory (non-binding) resolution concerning the Corporation’s executive compensation, was voted as follows:

For: 1,664,557	Against: 288,311	Abstain: 18,978

(3)	The motion to ratify the appointment of KPMG LLP as the independent registered public accounting firm for the fiscal year ending December 31, 2009 was voted on as follows:

For: 1,916,869	Against: 41,543	Abstain: 13,434

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K.

The exhibits listed on the Index to Exhibits on pages 33-35 of this report are incorporated by reference or filed or furnished herewith in response to this Item.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNB FINANCIAL CORPORATION

August 14, 2009	BY:	/s/ William S. Latoff
William S. Latoff, Chairman of the Board and Chief Executive Officer

August 14, 2009	BY:	/s/ Gerald F. Sopp
Gerald F. Sopp, Chief Financial Officer and Executive Vice President

Index to Exhibits

Exhibit No. Under Item 601 of Regulation S-K		Description of Exhibit and Filing Information
3	(i)
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

11		Registrant’s Statement of Computation of Earnings Per Share is incorporated in footnote 3.
31.1		Rule 13a-14(a)/15d-14 (a) Certification of Chief Executive Officer, filed herewith.
31.2		Rule 13a-14(a)/15d-14 (a) Certification of Chief Financial Officer, filed herewith.

32.1		Section 1350 Certification of Chief Executive Officer, filed herewith.
32.2		Section 1350 Certification of Chief Financial Officer, filed herewith.
	*	Management contract or compensatory plan arrangement.
	**	Shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.