Form 10-Q
period 2009-09-30
DNB FINANCIAL CORP /PA/
filed 2009-11-13
CIK 713671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: September 30, 2009
or
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock ($1.00 Par Value) (Class)	2,609,963 (Shares Outstanding as of November 10, 2009)

DNB FINANCIAL CORPORATION AND SUBSIDIARY

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

DNB Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition (Unaudited)

	September 30	December 31
(Dollars in thousands except share data)	2009	2008
Assets
Cash and due from banks	$8,936	$9,780
Federal funds sold	25,264	38,338
Cash and cash equivalents	34,200	48,118
AFS investment securities, at fair value (amortized cost of $179,626 and $61,265)	180,134	60,666
HTM investment securities (fair value of $48,550 and $58,525)	48,604	59,395
Other investment securities	4,068	4,065
Total investment securities	232,806	124,126
Loans and leases	350,626	336,454
Allowance for credit losses	(5,158)	(4,586)
Net loans and leases	345,468	331,868
Office property and equipment, net	9,048	9,665
Accrued interest receivable	2,963	2,127
Other real estate owned	4,610	4,997
Bank owned life insurance	7,772	7,580
Core deposit intangible	222	259
Net deferred taxes	2,961	3,496
Other assets	1,271	1,211
Total assets	$641,321	$533,447
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$44,855	$45,503
Interest-bearing deposits:
NOW	129,565	106,623
Money market	105,652	81,742
Savings	34,272	32,895
Time	189,612	141,707
Total deposits	503,956	408,470
FHLB advances	58,000	60,000
Repurchase agreements	22,440	20,185
Junior subordinated debentures	9,279	9,279
Other borrowings	646	659
Total borrowings	90,365	90,123
Accrued interest payable	734	1,154
Other liabilities	3,512	3,642
Total liabilities	598,567	503,389
Stockholders’ Equity
Preferred stock, $10.00 par value;
1,000,000 shares authorized; $1,000 liquidation preference per share; 11,750 issued at September 30, 2009 and none issued at December 31, 2008	11,504	—
Common stock, $1.00 par value;
10,000,000 shares authorized; 2,861,619 and 2,863,024 issued respectively	2,873	2,867
Stock warrants	151	—
Treasury stock, at cost; 251,657 and 256,420 shares, respectively	(4,780)	(4,811)
Surplus	35,155	35,082
Accumulated deficit	(908)	(1,062)
Accumulated other comprehensive loss, net	(1,241)	(2,018)
Total stockholders’ equity	42,754	30,058
Total liabilities and stockholders’ equity	$641,321	$533,447
See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands except share data)	2009	2008	2009	2008
Interest Income:
Interest and fees on loans and leases	$4,926	$5,051	$14,340	$14,604
Interest and dividends on investment securities:
Taxable	1,735	1,938	4,656	6,199
Exempt from federal taxes	47	44	142	131
Interest on cash and cash equivalents	17	161	51	415
Total interest income	6,725	7,194	19,189	21,349
Interest Expense:
Interest on NOW, money market and savings	747	1,203	1,949	3,233
Interest on time deposits	1,067	956	3,171	3,622
Interest on FHLB advances	732	744	2,196	2,157
Interest on Federal Reserve borrowing	2	—	12	—
Interest on repurchase agreements	73	123	217	410
Interest on junior subordinated debentures	129	156	403	472
Interest on other borrowings	22	23	67	68
Total interest expense	2,772	3,205	8,015	9,962
Net interest income	3,953	3,989	11,174	11,387
Provision for credit losses	300	727	700	1,241
Net interest income after provision for credit losses	3,653	3,262	10,474	10,146
Non-interest Income:
Service charges on deposits	356	406	1,102	1,184
Wealth management fees	165	182	496	703
Increase in cash surrender value of BOLI	65	63	192	192
Gain on sale of securities	273	27	824	764
Other fees	201	225	588	646
Total non-interest income	1,060	903	3,202	3,489
Non-interest Expense:
Salaries and employee benefits	1,948	2,151	6,036	6,756
Furniture and equipment	394	426	1,202	1,308
Occupancy	384	400	1,209	1,166
Professional and consulting	295	263	1,002	904
Advertising and marketing	91	122	268	395
Printing and supplies	34	44	133	188
FDIC insurance	202	83	823	219
Other expenses	547	542	1,706	1,520
Total non-interest expense	3,895	4,031	12,379	12,456
Income before income taxes (benefit)	818	134	1,297	1,179
Income tax (benefit) expense	184	(65)	222	140
Net Income	$634	$199	$1,075	$1,039
Preferred stock dividends and accretion of discount	154	—	412	—
Net Income available to Common Shareholders	$480	$199	$663	$1,039
Earnings per common share:
Basic	$0.18	$0.08	$0.25	$0.40
Diluted	$0.18	$0.08	$0.25	$0.40
Cash dividends per common share	$0.07	$0.13	$0.21	$0.39
Weighted average common shares outstanding:
Basic	2,606,427	2,608,051	2,604,242	2,601,638
Diluted	2,606,427	2,610,515	2,604,242	2,604,993
See accompanying notes to unaudited consolidated financial statements.

DNB FINANCIAL CORPORATION AND Subsidiary

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) (Unaudited)
(Dollars in thousands)

	Preferred Stock	Common Stock	Stock Warrants	Treasury Stock	Surplus	Accumulated Deficit	Accumulated Other Compre- hensive Loss	Total

Balance at January 1, 2009	—	$2,867	—	$(4,811)	$35,082	$(1,062)	$(2,018)	$30,058
Comprehensive income:
Net income for nine months ended Sept. 30, 2009	—	—	—	—	—	1,075	—	1,075
Other comprehensive income, net of tax:
Unrealized gains on AFS securities, net	—	—	—	—	—	—	777	777
Total comprehensive income	—	—	—	—	—	—	—	1,852
Issuance of preferred stock	11,483	—	—	—	—	—	—	11,483
Preferred stock discount amortization	21	—	—	—	—	(21)	—	—
Stock warrants issued	—	—	151	—	—	—	—	151
Release of unvested stock (6,025 shares)	—	6	—	—	73	—	—	79
Cash dividends-Common ($.21 per share)	—	—	—	—	—	(508)	—	(508)
Cash dividends-Preferred	—	—	—	—	—	(318)	—	(318)
Purchase of treasury shares (2,454 shares)	—	—	—	(17)	—	—	—	(17)
Sale of treasury shares to 401-K plan (7,217 shares)	—	—	—	48	—	—	—	48
Preferred stock dividends accrued	—	—	—	—	—	(74)	—	(74)
Balance at Sept. 30, 2009	$11,504	$2,873	$151	$(4,780)	$35,155	$(908)	$(1,241)	$42,754

			Common Stock	Treasury Stock	Surplus	Accumulated Deficit	Accumulated Other Compre- hensive Income (Loss)	Total

Balance at January 1, 2008			$2,860	$(4,757)	$34,888	$(771)	$415	$32,635
Comprehensive loss:
Net income for nine months ended Sept. 30, 2008			—	—	—	1,039	—	1,039
Other comprehensive loss, net of tax:
Unrealized losses on AFS securities, net			—	—	—	—	(1,639)	(1,639)
Unrealized actuarial losses — pension, net			—	—	—	—	(169)	(169)
Total comprehensive loss			—	—	—	—	—	(769)
Release of unvested stock (5,343 shares)			6	—	93	—	—	99
Cash dividends ($.39 per share)			—	—	—	(1,011)	—	(1,011)
Purchase of treasury shares (19,962 shares)			—	(283)	—	—	—	(283)
Sale of treasury shares to 401-K plan			—	230	(54)	—	—	176
Deferred Compensation Plan			—	—	80	—	—	80
Stock compensation tax benefit			—	—	22	—	—	22
Balance at Sept. 30, 2008			$2,866	$(4,810)	$35,029	$(743)	$(1,393)	$30,949

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2009	2008
Cash Flows From Operating Activities:
Net income	$1,075	$1,039
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, amortization and accretion	1,931	1,004
Provision for credit losses	700	1,241
Unvested stock amortization	79	99
Net gain on sale of securities	(824)	(764)
Net loss on sale of OREO and other repossessed property	116	—
(Increase) decrease in interest receivable	(836)	145
(Increase) decrease in other assets	(60)	38
Earnings from investment in BOLI	(192)	(192)
Decrease in interest payable	(420)	(650)
Increase in deferred tax benefit (expense)	159	(186)
Decrease in other liabilities	(204)	(960)
Net Cash Provided By Operating Activities	1,524	814
Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Sales	81,867	108,486
Maturities, repayments and calls	17,643	18,386
Purchases	(217,939)	(106,806)
Activity in held-to-maturity securities:
Maturities, repayments and calls	12,844	5,945
Purchases	(2,023)	(30,661)
Net increase in other investments	(3)	(614)
Net increase in loans and leases	(14,588)	(34,424)
Proceeds from sale of OREO and other repossessed property	559	—
Purchase of bank property and equipment	(369)	(628)
Net Cash Used By Investing Activities	(122,009)	(40,316)
Cash Flows From Financing Activities:
Net increase in deposits	95,486	9,524
(Decrease) increase in FHLB advances	(2,000)	10,000
Increase (decrease) in short term repurchase agreements	2,255	(11,006)
Decrease in lease obligations	(13)	(11)
Dividends paid	(826)	(1,011)
Issuance of preferred stock and warrants	11,634	—
Net sale of treasury stock	31	(107)
Net Cash Provided By Financing Activities	106,567	7,389
Net Change in Cash and Cash Equivalents	(13,918)	(32,113)
Cash and Cash Equivalents at Beginning of Period	48,118	45,331
Cash and Cash Equivalents at End of Period	$34,200	$13,218
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$8,435	$10,613
Income taxes	402	678
Supplemental Disclosure of Non-cash Flow Information:
Change in unrealized losses on investment securities	$1,107	$(2,484)
Change in deferred taxes due to change in unrealized
losses on investment securities	(376)	845
Transfer securities from AFS to HTM, at fair value (amortized cost of $22,670)	—	21,987
Change in unsettled securities purchased included in other liabilities	—	6,000
Transfers from loans and leases to real estate owned	288	527
See accompanying notes to unaudited consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, DNB First, National Association (the "Bank") have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior amounts not affecting net income are reclassified when necessary to conform to current period classifications. The results of operations for the nine-month period ended September 30, 2009, are not necessarily indicative of the results, which may be expected for the entire year.  The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2008.

Subsequent Events--Management has considered subsequent events through November 13, 2009 in preparing the September 30, 2009 Consolidated Financial Statements (Unaudited).

NOTE 2: INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities, as of the dates indicated, are summarized as follows:

		September 30, 2009
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Held To Maturity
US agency mortgage-backed securities	$17,040	$447	$—	$17,487
Collateralized mortgage obligations	3,915	24	(18)	3,921
State and municipal tax-exempt bonds	5,464	195	—	5,659
State and municipal taxable bonds	22,185	434	(1,136)	21,483
Total	$48,604	$1,100	$(1,154)	$48,550
Available For Sale
US Government agency obligations	$58,177	$143	$(10)	$58,310
US agency mortgage-backed securities	87,921	1,318	—	89,239
Collateralized mortgage obligations	10,160	40	(31)	10,169
Corporate bonds	23,336	9	(942)	22,403
Equity securities	32	—	(19)	13
Total	$179,626	$1,510	$(1,002)	$180,134

		December 31, 2008
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Held To Maturity
US agency mortgage-backed securities	$27,884	$447	$(2)	$28,329
Collateralized mortgage obligations	4,962	1	(111)	4,852
State and municipal tax-exempt bonds	4,513	50	(1)	4,562
State and municipal taxable bonds	22,036	78	(1,332)	20,782
Total	$59,395	$576	$(1,446)	$58,525
Available For Sale
US Government agency obligations	$6,075	$51	$—	$6,126
US agency mortgage-backed securities	32,063	410	(94)	32,379
Collateralized mortgage obligations	5,011	94	—	5,105
Corporate bonds	18,084	300	(1,349)	17,035
Equity securities	32	—	(11)	21
Total	$61,265	$855	$(1,454)	$60,666

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of September 30, 2009, there were 6 municipal obligations, 14 corporate bonds, 3 agency notes, and 5 collateralized mortgage obligations which were in an unrealized loss position.  DNB does not intend to sell these securities and management of the Corporation does not expect to be required to sell any of these securities prior to a recovery of its cost basis. Management does not believe any individual unrealized loss as of September 30, 2009 represents an other-than-temporary impairment.

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The table below details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at September 30, 2009 and December 31, 2008.

	September 30, 2009
(Dollars in thousands)	Total Fair Value	Total Unrealized Loss	Fair Value Impaired Less Than 12 Months	Unrealized Loss Less Than 12 Months	Fair Value Impaired More Than 12 Months	Unrealized Loss More Than 12 Months
Held To Maturity
Collateralized mortgage obligations	$1,734	$(18)	—	—	$1,734	$(18)
State and municipal tax-exempt	—	—	—	—	—	—
State and municipal taxable	8,776	(1,136)	—	—	8,776	(1,136)
US agency mortgage-backed securities	—	—	—	—	—	—
Total	$10,510	$(1,154)	—	—	$10,510	$(1,154)

Available For Sale
US Government agency obligations	$19,201	$(10)	$19,201	$(10)	$—	$—
Corporate Bonds	19,164	(942)	11,601	(360)	7,563	(582)
US agency mortgage-backed securities	—	—	—	—	—	—
Collateralized mortgage obligations	5,406	(31)	5,406	(31)	—	—
Equity securities	13	(19)	—	—	13	(19)
Total	$43,784	$(1,002)	$36,208	$(401)	$7,576	$(601)

	December 31, 2008
(Dollars in thousands)	Total Fair Value	Total Unrealized Loss	Fair Value Impaired Less Than 12 Months	Unrealized Loss Less Than 12 Months	Fair Value Impaired More Than 12 Months	Unrealized Loss More Than 12 Months
Held To Maturity
Collateralized mortgage obligations	$4,246	$(111)	$—	$—	$4,246	$(111)
State and municipal tax-exempt	527	(1)	527	(1)	—	—
State and municipal taxable	13,018	(1,332)	13,018	(1,332)	—	—
US agency mortgage-backed securities	118	(2)	118	(2)	—	—
Total	$17,909	$(1,446)	$13,663	$(1,335)	$4,246	$(111)

Available For Sale
Corporate Bonds	$12,329	$(1,349)	$12,329	$(1,349)	$—	$—
US agency mortgage-backed securities	7,161	(94)	5,482	(61)	1,679	(33)
Equity securities	21	(11)	—	—	21	(11)
Total	$19,511	$(1,454)	$17,811	$(1,410)	$1,700	$(44)

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

DNB has $7.6 million in AFS securities and $10.5 million in HTM securities, which have had fair values below amortized cost for at least twelve continuous months at September 30, 2009. The total unrealized loss of these securities was $601,000 and $1.2 million, respectively. The impaired securities consist of corporate, municipal and equity securities as well as agency collateralized mortgage backed securities. On a quarterly basis, management reviews all securities in its investment portfolio to identify any securities that might have an other-than-temporary impairment. Management has concluded that, as of September 30, 2009, the unrealized losses were temporary in nature. The unrealized losses on our debt securities are not related to the underlying credit quality of the issuers, and they are on securities that have contractual maturity dates (with the exception of equity securities). The principal and interest payments on our debt securities have been made as scheduled, and there is no evidence that the issuer will not continue to do so. In management’s opinion, the future principal payments will be sufficient to recover the current amortized cost of the securities.

The unrealized losses as noted above are primarily related to market interest rates and the current investment environment. The current declines in market value are not significant, and management of the Corporation believes that these values will recover as market interest rates move and the current market environment improves. The unrealized losses on equity securities, which do not have maturity dates or principal payments, are also primarily related to market interest rates and the current investment environment. DNB does not intend to sell these securities and management of the Corporation does not expect to be required to sell any of these securities prior to a recovery of its cost basis.

The amortized cost and estimated fair value of investment securities as of September 30, 2009, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid without penalties.

	Held to Maturity		Available for Sale
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$6,418	$6,453	$9,243	$9,293
Due after one year through five years	8,073	8,262	51,087	50,477
Due after five years through ten years	20,836	21,424	51,990	52,335
Due after ten years	13,277	12,411	67,274	68,016
No stated maturity	—	—	32	13
Total investment securities	$48,604	$48,550	$179,626	$180,134

DNB sold $81.9 million and $108.5 million from the AFS portfolio during the nine-month period ended September 30, 2009 and 2008, respectively.  Gains and losses resulting from investment sales, redemptions or calls were as follows:

	Nine Months Ended September 30
(Dollars in thousands)	2009	2008
Gross realized gains	$872	$767
Gross realized losses	48	3
Net realized gain	$824	$764

At September 30, 2009 and December 31, 2008, investment securities with a carrying value of approximately $178.4 million and $100.0 million, respectively, were pledged to secure public funds, borrowings, repurchase agreements and for other purposes as required by law.

As of September 30, 2008, DNB reclassified its taxable municipal securities with a book value (net carrying amount) of $22.7 million from available-for-sale (AFS) to held-to-maturity (HTM). Reclassifying the taxable municipal securities to HTM will reduce the volatility and future negative effect on DNB’s capital ratios, because HTM securities are not marked-to-market through other comprehensive income, but carried at their amortized cost basis. The fair value of our taxable municipal securities was $22.0 million at September 30, 2008, the date of their reclassification. The $683,000 difference between their book value and their fair value will be treated like a discount and accreted into interest income over the remaining life of the security. The unrealized loss on these securities, which is in accumulated other comprehensive loss, will be amortized as an adjustment of yield in a manner consistent with the discount, thus offsetting or mitigating the effect on interest income of the amortization of the discount. As of September 30, 2009 the discount totaled $612,000 and the average remaining life of these securities was 10.4 years.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3: EARNINGS PER SHARE

Basic earnings per share (“EPS”) are computed based on the weighted average number of common shares outstanding during the period.  Diluted EPS  is computed using the treasury stock method and reflects the potential dilution that could occur from the exercise of stock options and the amortized portion of unvested stock awards.   Stock options and unvested stock awards for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation.  There were 186,311 anti-dilutive stock warrants, 169,503 anti-dilutive stock options outstanding and 24,101 anti-dilutive stock awards at September 30, 2009. There were 187,590 anti-dilutive stock options outstanding and 14,674 anti-dilutive stock awards at September 30, 2008. See Note 11 for a discussion of stock warrants issued in conjunction with Preferred shares issued to the U.S. Treasury Department as part of the CPP. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2009
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$ 480	2,606	$0.18	$ 663	2,604	$0.25
Effect of potential dilutive common stock equivalents– stock options, restricted shares and warrants	—	—	—	—	—	—
Diluted EPS
Income available to common stockholders after assumed conversions	$ 480	2,606	$0.18	$ 663	2,604	$0.25

	Three Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2008
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$ 199	2,608	$0.08	$ 1,039	2,602	$0.40
Effect of potential dilutive common stock equivalents– stock options, restricted shares and warrants	—	3	—	—	3	—
Diluted EPS
Income available to common stockholders after assumed conversions	$ 199	2,611	$0.08	$ 1,039	2,605	$0.40

NOTE 4: COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all changes in stockholders' equity during the period, except those resulting from investments by owners and distributions to owners.  Comprehensive income (loss) for all periods consisted of net income and other comprehensive income (loss) relating to the change in unrealized gains (losses) on investment securities available for sale.  Comprehensive income (loss), net of tax, is disclosed in the following table. The effect of pension adjustments will be made during the last quarter of each fiscal year.

	Three Months Ended	Three Months Ended
	September 30, 2009	September 30, 2008
(Dollars in thousands)	Net-of-Tax Amount	Net-of-Tax Amount
Net income	$ 634	$ 199
Other Comprehensive Income:
Unrealized holding gains arising during the period	1,838	507
Accretion of discount on AFS to HTM reclassification	12	—
Reclassification for gains included in net income, net of tax	(180)	(18)
Total Comprehensive Income	$ 2,304	$ 688

	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008
(Dollars in thousands)	Net-of-Tax Amount	Net-of-Tax Amount
Net Income	$ 1,075	$ 1,039
Other Comprehensive Income (Loss):
Unrealized holding gains (losses) arising during the period	1,274	(1,134)
Accretion of discount on AFS to HTM reclassification	47	—
Reclassification for gains included in net income, net of tax	(544)	(505)
Unrealized actuarial losses- pension	—	(169)
Total Comprehensive Income (Loss)	$ 1,852	$ (769)

The components of accumulated other comprehensive income included in stockholders’ equity, are as follows:

	September 30,	December 31,
(Dollars in thousands)	2009	2008
Net unrealized gain (loss) on AFS securities	$ 508	$ (599)
Tax effect	(173)	204
Net of tax amount	335	(395)

Discount on AFS to HTM reclassification	(612)	(683)
Tax effect	208	232
Net of tax amount	(404)	(451)

Unrealized actuarial losses-pension	(1,776)	(1,776))
Tax effect	604	604
Net of tax amount	(1,172)	(1,172))
Total of all items above-Gross	$ (1,880)	$(3,058)
Tax effect	639	1,040
Net of tax amount	$ (1,241)	$(2,018)

NOTE 5: COMPOSITION OF LOAN AND LEASE PORTFOLIO

The following table sets forth information concerning the composition of total loans and leases outstanding, as of the dates indicated.

	September 30,	December 31,
(Dollars in thousands)	2009	2008
Commercial mortgage	$ 157,481	$138,897
Commercial term and lines of credit	89,901	83,186
Consumer	55,934	63,400
Residential mortgage	43,411	44,052
Commercial leases	3,899	6,919
Gross loans and leases	$ 350,626	$336,454
Allowance for credit losses	(5,158)	(4,586)
Net loans and leases	$ 345,468	$331,868

The following table summarizes the changes in the allowance for credit losses for the periods indicated.

	Nine Months Ended September 30, 2009	Year Ended December 31, 2008
(Dollars in thousands)
Beginning balance	$4,586	$3,891
Provisions	700	2,018
Charge-offs	(163)	(1,401)
Recoveries	35	78
Ending balance	$5,158	$4,586

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

NOTE 7: RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standard Codification 105-10, “Generally Accepted Accounting Principles”. This standard establishes the FASB Accounting Standard Codification (“Codification” or “ASC”) as the source of authoritative U.S. GAAP recognized by the FASB for nongovernmental entities. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is a reorganization of existing U.S. GAAP and does not change existing U.S. GAAP. The Corporation adopted this standard during the third quarter of 2009. The adoption had no impact on the Corporation’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets”, and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. These standards are effective for the first interim reporting period of 2010. SFAS No. 166 amends the guidance in ASC 860 to eliminate the concept of a qualifying special-purpose entity (“QSPE”) and changes some of the requirements for derecognizing financial assets. SFAS No. 167 amends the consolidation guidance in ASC 810-10. Specifically, the amendments will (a) eliminate the exemption for QSPEs from the new guidance, (b) shift the determination of which enterprise should consolidate a variable interest entity (“VIE”) to a current control approach, such that an entity that has both the power to make decisions and right to receive benefits or absorb losses that could potentially be significant, will consolidate a VIE, and (c) change when it is necessary to reassess who should consolidate a VIE The adoption will have no impact on the Corporation’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Measuring Liabilities at Fair Value”, which updates ASC 820-10, “Fair Value Measurements and Disclosures”. The updated guidance clarifies that the fair value of a liability can be measured in relation to the quoted price of the liability when it trades as an asset in an active market, without adjusting the price for restrictions that prevent the sale of the liability. This guidance is effective beginning October 1, 2009. The Corporation does not expect that the guidance will change its valuation techniques for measuring liabilities at fair value.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In May 2009, the FASB updated ASC 855, “Subsequent Events”. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Corporation adopted this guidance during the second quarter of 2009. In accordance with the update, the Corporation evaluates subsequent events through the date its financial statements are filed. The Corporation adopted this guidance on June 30, 2009. The adoption of this guidance did not have an impact on the Corporation’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting ASC 320-10, “Investments – Debt and Equity Securities.” The guidance amends the other-than-temporary impairment (“OTTI”) guidance for debt securities. If the fair value of a debt security is less than its amortized cost basis at the measurement date, the updated guidance requires the Corporation to determine whether it has the intent to sell the debt security or whether it is more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, an entity must recognize full impairment. For all other debt securities that are considered other-than-temporarily impaired and do not meet either condition, the guidance requires that the credit loss portion of impairment be recognized in earnings and the temporary impairment related to all other factors be recorded in other comprehensive income. In addition, the guidance requires additional disclosures regarding impairments on debt and equity securities. The adoption of this guidance did not have an impact on the Corporation’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting ASC 820-10, “Fair Value Measurements and Disclosures” to provide guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This issuance provides guidance on estimating fair value when there has been a significant decrease in the volume and level of activity for the asset or liability and for identifying transactions that may not be orderly. The guidance requires entities to disclose the inputs and valuation techniques used to measure fair value and to discuss changes in valuation techniques and related inputs, if any, in both interim and annual periods. The Corporation adopted this standard on June 30, 2009. The adoption had no impact on the Corporation’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting ASC 825-10 “Financial Instruments”. This guidance amends the fair value disclosure guidance in ASC 825-10-50 and requires an entity to disclose the fair value of its financial instruments in interim reporting periods as well as in annual financial statements. The methods and significant assumptions used to estimate the fair value of financial instruments and any changes in methods and assumptions used during the reporting period are also required to be disclosed both on an interim and annual basis. The Corporation adopted this guidance during the second quarter of 2009.

In June 2008, the FASB issued new guidance impacting ASC 260-10, “Earnings Per Share.” The guidance concludes that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities that should be included in the earnings allocation in computing earnings per share under the two-class method. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share data presented must be adjusted retrospectively. The adoption had no impact on the Corporation’s consolidated financial statements.

 ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” issued in September, 2009, allows a company to measure the fair value of an investment that has no readily determinable fair market value on the basis of the investee’s net asset value per share as provided by the investee. This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of Topic 946 as of the reporting entity’s measurement date.   Examples of such investments include investments in hedge funds, private equity funds, real estate funds and venture capital funds. The update also provides guidance on how the investment should be classified within the fair value hierarchy based on the value for which the investment can be redeemed.  The amendment is effective for interim and annual periods ending after December 15, 2009 with early adoption permitted.  The Corporation does not have investments in such entities and, therefore, there will be no impact to our financial statements.

Issued October, 2009, ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” amends ASC Topic 470 and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   The Corporation has no plans to issue convertible debt and, therefore, does not expect the guidance to have an impact on its financial statements.

NOTE 8: STOCK-BASED COMPENSATION

Stock Option Plan
DNB has a Stock Option Plan for employees and directors.  Under the plan, options (both qualified and non-qualified) to purchase a maximum of 643,368 shares of DNB’s common stock could be issued to employees and directors.

Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years.  The Plan Committee determines vesting of options under the plan.  There were 223,079 and 201,335 options available for grant at September 30, 2009 and December 31, 2008, respectively.  All options outstanding are immediately exercisable. Stock option activity for the nine-month period ended September 30, 2009 is indicated below.

		Weighted Average
	Number Outstanding	Exercise Price
Outstanding January 1, 2009	191,247	$19.03
Granted	–	–
Exercised	–	–
Expired	(19,229)	(17.40)
Forfeited	(2,515)	(20.24)
Outstanding September 30, 2009	169,503	$19.19

Stock option activity for the nine-month period ended September 30, 2008 is indicated below.
		Weighted Average
	Number Outstanding	Exercise Price
Outstanding January 1, 2008	243,320	$19.36
Granted	–	–
Exercised	–	–
Expired	(29,221)	(21.64)
Forfeited	(7,676)	(20.95)
Outstanding September 30, 2008	206,423	$18.98

The weighted-average price and weighted average remaining contractual life for the outstanding options are listed below for the dates indicated.  All outstanding options are exercisable.

	September 30, 2009
Range of	Number	Weighted Average
Exercise Prices	Outstanding	Exercise Price	Remaining Contractual Life
$ 9.23-10.99	9,419	$9.23	0.75 years
11.00-13.99	9,414	11.16	1.75 years
14.00-19.99	82,805	17.44	5.23 years
20.00-22.99	19,824	22.78	5.23 years
23.00-24.27	48,041	24.27	5.55 years
Total	169,503	$19.19	4.88 years
Intrinsic value	$—

	September 30, 2008
Range of	Number	Weighted Average
Exercise Prices	Outstanding	Exercise Price	Remaining Contractual Life
$ 9.23-10.99	9,419	$ 9.23	1.75 years
11.00-13.99	9,414	11.16	2.75 years
14.00-16.99	22,985	16.83	3.75 years
17.00-19.99	92,543	17.56	5.45 years
20.00-22.99	24,021	22.78	6.23 years
23.00-24.27	48,041	24.27	6.55 years
Total	206,423	$18.98	5.31 years
Intrinsic value	$11,399

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock Awards

DNB maintains an Incentive Equity and Deferred Compensation Plan. The plan provides that up to 243,101 (as adjusted for subsequent stock dividends) shares of common stock may be granted, at the discretion of the Board, to individuals of the Corporation.  DNB did not grant any shares of restricted stock during the three and nine-month periods ended September 30, 2009. Shares already granted are issuable on the earlier of three years after the date of the grant or a change in control of DNB if the recipients are then employed by DNB (“Vest Date”).  Upon issuance of the shares, resale of the shares is restricted for an additional one year, during which the shares may not be sold, pledged or otherwise disposed of. Prior to the Vest Date and in the event the recipient terminates association with DNB for reasons other than death, disability or change in control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant.

Share awards granted by the plan were recorded at the date of award based on the market value of shares.  Awards are being amortized to expense over the three-year cliff-vesting period. DNB records compensation expense equal to the value of the shares being amortized.  For the three and nine-month periods ended September 30, 2009, $28,000 and $79,000 was amortized to expense. For the three and nine-month periods ended September 30, 2008, $16,000 and $99,000 was amortized to expense.   At September 30, 2009, 205,913 shares were reserved for future grants under the plan.   Stock grant activity is indicated below.

Shares
Outstanding - January 1, 2009	24,574
Granted	–
Forfeited	(473)
Outstanding – September 30, 2009	24,101

Shares
Outstanding - January 1, 2008	30,103
Granted	–
Vested shares	(13,087)
Forfeited	(2,342)
Outstanding – September 30, 2008	14,674

NOTE  9:  INCOME TAXES

As of September 30, 2009, the Corporation had no material unrecognized tax benefits or accrued interest and penalties. It is the Corporation’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.  Federal and state tax years 2005 through 2008 were open for examination as of September 30, 2009. Income tax expense (benefit) for the three and nine-month periods ended September 30, 2009 was $184,000 and $222,000 compared to ($65,000) and $140,000 for the same periods in 2008. The effective tax rate for the three and nine-month periods ended September 30, 2009 was 22.5% and 17.1% respectively, compared to (48.2%) and 11.9% for the same periods in 2008. Income tax expense for each period differs from the amount determined at the statutory rate of 34% due to tax-exempt income on loans and investment securities, DNB's ownership of BOLI policies, and tax credits recognized on a low-income housing limited partnership.

NOTE 10:  FAIR VALUE MEASUREMENTS AND DISCLOSURES

FASB ASC 820 establishes a fair value hierarchy based on the nature of data inputs for fair value determinations, under which DNB is required to value each asset within its scope using assumptions that market participations would utilize to value that asset. When DNB uses its own assumptions, it is required to disclose additional information about the assumptions used and the effect of the measurement on earnings or the net change in assets for the period.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The three levels of the fair value hierarchy under FASB ACS 820 are as follows:

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

A description of the valuation methodologies used for assets measured at fair value is set forth below:

DNB’s available-for-sale investment securities, which generally include U.S. government agencies and mortgage backed securities, collateralized mortgage obligations, corporate bonds and equity securities are reported at fair value. These securities are valued by an independent third party (“preparer”). The preparer’s evaluations are based on market data. They utilize evaluated pricing models that vary by asset and incorporate available trade, bid and other market information. For securities that do not trade on a daily basis, their evaluated pricing applications apply available information such as benchmarking and matrix pricing. The market inputs normally sought in the evaluation of securities include benchmark yields, reported trades, broker/dealer quotes (only obtained from market makers or broker/dealers recognized as market participants), issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data. For certain securities additional inputs may be used or some market inputs may not be applicable. Inputs are prioritized differently on any given day based on market conditions.

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

            Impaired loans are those loans that the Bank has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

OREO assets are adjusted to fair value less estimated selling costs upon transfer of the loans to OREO.  Subsequently, OREO assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  There assets are included as level 3 fair values.

The following table summarizes the assets at September 30, 2009 and December 31, 2008 that are recognized on DNB’s balance sheet using fair value measurement determined based on the differing levels of input.

	September 30, 2009
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Assets Measured at Fair Value on a Recurring Basis
Securities available for sale	$13	$180,121	$—	$180,134
Total assets measured at fair value on a recurring basis	$13	$180,121	$—	$180,134
Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$—	$—	$3,160	$3,160
OREO & other repossessed property	—	—	4,610	4,610
Total assets measured at fair value on a nonrecurring basis	$—	$—	$7,770	$7,770

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

 Impaired loans.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $9.2 million at September 30, 2009. Of this, $3.6 million had a valuation allowance of $448,000 and $5.6 million had no allowance as of September 30, 2009. During the nine months ended September 30, 2009, we did not recognize any impairment charges related to loans. Impaired loans had a carrying amount of $1.2 million at December 31, 2008. The valuation allowance on impaired loans was $120,000 as of December 31, 2008.

Other Real Estate Owned & other repossessed property.  Other real estate owned ("OREO") consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as OREO and other repossessed property and are reported at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. DNB had $4.6 million of such assets at September 30, 2009, which consisted of $4.5 million in OREO and $132,000 in other repossessed property. DNB had $5.0 million of such assets at December 31, 2008, which consisted of $4.9 million in OREO and $93,000 in other repossessed property. Subsequent to the repossession of these assets, DNB did not write down their carrying values during the three and nine month periods ending September 30, 2009, based on appraisals.

The carrying amounts and estimated fair values of financial instruments at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009		December 31, 2008
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$34,200	$34,200	$48,118	$48,118
AFS Investment securities	180,134	180,134	60,666	60,666
HTM Investment securities	48,604	48,550	59,395	58,525
Loans and leases	345,468	340,744	336,454	334,550
Accrued interest receivable	2,963	2,963	2,127	2,127
Financial liabilities
Deposits	503,956	498,427	408,470	405,414
Borrowings	81,086	85,125	80,844	86,108
Junior subordinated debentures	9,279	7,182	9,279	5,158
Accrued interest payable	734	734	1,154	1,154
Off-balance sheet instruments	–	–	–	–

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

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Off-balance-sheet Instruments (Disclosed at Cost) Off-balance-sheet instruments are primarily comprised of loan commitments, which are generally priced at market at the time of funding. Fees on commitments to extend credit and stand-by letters of credit are deemed to be immaterial and these instruments are expected to be settled at face value or expire unused. It is impractical to assign any fair value to these instruments. At September 30, 2009, un-funded loan commitments totaled $50.4 million. Stand-by letters of credit totaled $2.9 million at September 30, 2009. At December 31, 2008, un-funded loan commitments totaled $55.3 million. Stand-by letters of credit totaled $3.0 million at December 31, 2008.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11:  STOCKHOLDERS’ EQUITY

Stockholders' equity was $42.8 million at September 30, 2009 compared to $30.1 million at December 31, 2008.  The increase in stockholders’ equity was primarily a result of participation in the U.S. Treasury Capital Purchase program as described below, coupled with year-to-date earnings of $1.1 million and a $777,000 change in unrealized gains, net-of-tax, on the securities portfolio. These additions to stockholders equity were partially offset by $508,000 of dividends paid on DNB’s common stock, $74,000 of dividends accrued and $318,000 of dividends paid on DNB’s Fixed Rate Cumulative Perpetual Preferred Stock.

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

Comprehensive 5-Year Plan. During the third quarter of 2008, management updated the 5-year strategic plan that was designed to reposition its balance sheet and improve core earnings. Through the plan, which covers years 2008 through 2012, management will endeavor to expand its loan portfolio through new originations, increased loan participations, as well as strategic loan and lease receivable purchases. Management also plans to reduce the absolute level of borrowings with cash flows from existing loans and investments as well as from new deposit growth. A discussion of DNB's Key Strategies follows below:

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

Strategic Plan Update. During the quarter ended September 30, 2009, management focused on expense control as well as growing its loan portfolio and deposit base. Gross loans at September 30, 2009 grew $14.2 million or 4.21% compared to December 31, 2008, with most of this growth coming in the third quarter. Non–interest expense for the three months ended September 30, 2009 declined 3.37% or $136,000 compared to the same period in 2008. The composite cost of funds for the third quarter was 1.87% compared to 2.45% for the same period in 2008. Deposits rose by $95.5 million, to $504.0 million at September 30, 2009 compared to $408.5 million at December 31, 2008. Stockholder’s equity increased $12.7 million, to $42.8 million at September 30, 2009 compared to $30.1 million at December 31, 2008 and increased $1.9 million when compared to June 30, 2009.

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

MATERIAL CHALLENGES, RISKS AND OPPORTUNITIES

The following is a summary of material challenges, risks and opportunities DNB has faced during the nine-month period ended September 30, 2009.

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

The objective of DNB’s asset/liability management function is to maintain consistent growth in net interest income within DNB’s policy limits.  This objective is accomplished through the management of liquidity and interest rate risk, as well as customer offerings of various loan and deposit products.  DNB maintains adequate liquidity to meet daily funding requirements, anticipated deposit withdrawals, or asset opportunities in a timely manner.  Liquidity is also necessary to meet obligations during unusual, extraordinary or adverse operating circumstances, while avoiding a significant loss or cost.  DNB’s foundation for liquidity is its deposit base as well as a marketable investment portfolio that provides cash flow through regular maturities or that can be used for collateral to secure funding in an emergency.  As of September 30, 2009, DNB had $34.2 million in cash and cash equivalents to meet its funding requirements.  This declined from $48.1 million at December 31, 2008, primarily due to the purchase of additional investment securities.  During the nine month period, total investment securities increased $108.7 million to $232.8 million at September 30, 2009.  Funding for the increase in investments came from an increase in deposits of $95.5 million and a decline in cash and cash equivalents of $13.9 million.

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

Effective April 1, 2009, a bank’s annual assessment base rates will be as follows, depending on the bank’s risk category:

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

On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution will not exceed 10 basis points times the institution's assessment base for the second quarter 2009. The special assessment was collected on September 30, 2009.

On September 29, 2009, the FDIC proposed to require insured depository institutions such as the Bank to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. It also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. In announcing these initiatives, the FDIC stated that, while the prepaid assessment would not immediately affect bank earnings, each institution would record the entire amount of its prepaid assessment as a prepaid expense as of December 30, 2009, the date the payment would be made and, as of December 31, 2009 and each quarter thereafter, record an expense or charge to earnings for its regular quarterly assessment and an offsetting credit to the prepaid assessment until the asset is exhausted. Once the asset is exhausted, institutions would resume paying and accounting for quarterly deposit insurance assessments as they currently do.

On November 12, 2009, the FDIC adopted a final rule to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. The prepaid assessment will be collected on December 30, 2009, along with each institution’s regular quarterly risk-based deposit insurance assessment for the third quarter of 2009.  For purposes of calculating the prepaid assessment, each institution’s assessment rate will be its total base assessment rate in effect on September 30, 2009.  On September 29, 2009, the FDIC increased annual assessment rates uniformly by 3 basis points beginning in 2011. As a result, an institution’s total base assessment rate for purposes of calculating the prepayment will be increased by an annualized 3 basis points beginning in 2011. For purposes of calculating the amount that an institution will prepay on December 30, 2009, an institution’s third quarter 2009 assessment base will be increased quarterly at a 5 percent annual growth rate through the end of 2012. The FDIC will begin to draw down an institution’s prepaid assessments on March 30, 2010, representing payment for the regular quarterly risk-based assessment for the fourth quarter of 2009.

The Bank’s current regular annual assessment rate is 15.55 basis points.

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

In addition, the Deposit Insurance Funds Act of 1996 authorized the Financing Corporation ("FICO") to impose assessments on DIF applicable deposits in order to service the interest on FICO's bond obligations from deposit insurance fund assessments. The amount assessed on individual institutions by FICO will be in addition to the amount, if any, paid for deposit insurance according to the FDIC's risk-related assessment rate schedules. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base. The FICO assessment rate is adjusted quarterly to reflect changes in the assessment bases of the fund based on quarterly Call Report and Thrift Financial Report submissions. The FICO rate for the third quarter of 2009 was at an annual rate of 1.02 basis points (1.02 cents per $100 of assessable deposits).  Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Material Trends and Uncertainties. The global and U.S. economies are experiencing significantly reduced business activity as a result of disruptions in the financial system. Dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. As a result of the recession, retail customers may delay borrowing from DNB as unemployment increases and the value of existing homes decline and the availability to borrow against equity diminishes. As the U.S. economy moves through a period of recession, delinquencies will rise as the value of homes decline and DNB’s borrowers experience financial difficulty due to corporate downsizing, reduced sales, or other negative events which may impact their ability to meet their contractual loan payments. As a result of these negative trends in the economy and their impact on our borrowers’ ability to repay their loans, DNB made a $300,000 and a $700,000 provision during the three and nine month periods ending September 30, 2009 in response to DNB’s increased level of non-performing assets which grew to $13.8 million from $7.7 million at December 31, 2008 along with other changes in our loan and lease portfolio. In addition, during the first nine months of 2009, management strengthened DNB's capital and liquidity positions.  Total Risk Based Capital stood at 14.24% at September 30, 2009. Cash and cash equivalents decreased to $34.2 million, from $48.1 million at December 31, 2008.

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

Management uses significant estimates to determine the allowance for credit losses.  Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB’s control, management’s estimate of the amount necessary to absorb credit losses and actual credit losses could differ.  DNB’s current judgment is that the valuation of the allowance for credit losses remains adequate at September 30, 2009.  For a description of DNB’s accounting policies in connection with its allowance for credit losses, see, “Allowance for Credit Losses”, in Management’s Discussion and Analysis.

Realization of deferred income tax items. Estimates of deferred tax assets and deferred tax liabilities make up the asset category titled “net deferred taxes”.  These estimates involve significant judgments and assumptions by management, which may have a material impact on the carrying value of net deferred tax assets for financial reporting purposes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis (such as recognition of provisions for loan and lease losses expense in one period for financial reporting purposes, but not deducted for tax purposes until the loans are actually charged off in a subsequent period), as well as operating loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance would be established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available. The future realization of deferred tax assets depends on sufficient taxable income. If expectations of future taxable income change (for example if future income is higher or lower than originally expected), the valuation allowance may increase or decrease and the benefit of deferred tax assets van be reduced or increased correspondingly from prior years’ estimates.  For a more detailed description of these items, refer to Footnote 11 (Federal Income Taxes) to DNB’s consolidated financial statements for the year ended December 31, 2008.

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

FINANCIAL CONDITION
DNB's total assets were $641.3 million at September 30, 2009 compared to $533.4 million at December 31, 2008.  The increase in total assets was primarily attributable to a $108.7 million increase in total investment securities as described below.

Investment Securities. Investment securities at September 30, 2009 were $232.8 million compared to $124.1 million at December 31, 2008.  The significant increase in investment securities was primarily due to the purchase of $220.0 million in investment securities, offset by $112.4 million in sales, principal pay-downs and maturities.

Gross Loans and Leases. DNB’s loans and leases increased $14.2 million to $350.6 million at September 30, 2009 compared to $336.5 million at December 31, 2008.  Total commercial loans increased $25.3 million, while consumer loans, commercial leases, and residential loans declined $7.5 million, $3.0 million and $641,000, respectively.  Commercial loans increased as a result new lending relationships cultivated by our loan officers as well as the purchase of Government guaranteed SBA and USDA loans.  Consumer loans have declined as a result of the fall in housing prices during the past 12-18 months.

Deposits. Deposits were $504.0 million at September 30, 2009 compared to $408.5 million at December 31, 2008.  Deposits increased $95.5 million or 23.4% during the nine-month period ended September 30, 2009.  Core deposits, which are comprised of demand, NOW, money markets and savings accounts, increased $47.6 million and time deposits increased by $47.9 million.  Management believes that the increase in deposits was primarily attributable to consumers seeking more stable investments, such as FDIC insured deposits, as a result of the uncertain economic environment.

Borrowings. Borrowings were $90.4 million at September 30, 2009 compared to $90.1 million at December 31, 2008.

Stockholders’ Equity. Stockholders' equity was $42.8 million at September 30, 2009 compared to $30.1 million at December 31, 2008.  The increase in stockholders’ equity was primarily a result of participation in the U.S. Treasury Capital Purchase program as described below, coupled with year-to-date earnings of $1.1 million and a $777,000 change in unrealized gains, net-of-tax, on the securities portfolio. These additions to stockholders’ equity were partially offset by $508,000 of dividends paid on DNB’s common stock, $74,000 of dividends accrued and $318,000 of dividends paid on DNB’s Fixed Rate Cumulative Perpetual Preferred Stock.

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

RESULTS OF OPERATIONS
SUMMARY

Net income for the three and nine-month periods ended September 30, 2009 was $634,000 and $1.1 million compared to $199,000 and $1.0 million for the same periods in 2008.  Diluted earnings per common share for the three and nine-month periods ended September 30, 2009 were $0.18 and $0.25 compared to $0.08 and $0.40 for the same periods in 2008. The $435,000 increase in net income during the most recent three-month period was attributable to a $391,000 increase in net interest income after provision for credit losses, a $157,000 increase in non-interest income and a $136,000 decrease in non-interest expense, offset by a $249,000 increase in income tax expense. The increase in net interest income after provision for credit losses, the increase in non-interest income, as well as the decrease in non-interest expense are discussed in detail below.

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

Net interest income after provision for credit losses for the three and nine-month periods ended September 30, 2009 was $3.7 million and $10.5 million, compared to $3.3 million and $10.1 million for the same periods in 2008.  Interest income for the three and nine-month periods ended September 30, 2009 was $6.7 million and $19.2 million compared to $7.2 million and $21.3 million for the same periods in 2008.  The decrease in interest income was primarily attributable to a decrease in interest and dividends on investment securities due to lower yields.  In addition, interest on loans declined due to higher levels of non-performing loans and lower yields due to lower market rates. The yield on interest-earning assets for the three and nine-month periods ended September 30, 2009 was 4.39% and 4.58%, compared to 5.37% and 5.56% for the same periods in 2008.  Interest expense for the three and nine-month periods ended September 30, 2009 was $2.8 million and $8.0 million compared to $3.2 million and $10.0 million for the same periods in 2008. The decrease in interest expense during both periods was primarily attributable to lower rates on interest-bearing liabilities. The composite cost of funds for the three and nine-month periods ended September 30, 2009 was 1.87% and 1.98%, compared to 2.45% and 2.66% for the same periods in 2008.   The net interest margin for the three and nine-month periods ended September 30, 2009 was 2.58% and 2.67%, compared 2.99% and 2.98%, for the same periods in 2008.

Interest on loans and leases was $4.9 million and $14.3 million for the three and nine-month periods ended September 30, 2009, compared to $5.1 million and $14.6 million for the same periods in 2008. The average balance of loans and leases was $343.6 million with an average yield of 5.68% for the current quarter compared to $330.4 million with an average yield of 6.06% for the same period in 2008.  The average balance of loans and leases was $335.8 million with an average yield of 5.69% for the current nine months compared to $314.8 million with an average yield of 6.18% for the same period in 2008.  The decrease in yield during both periods was primarily the result of a declining interest rate environment, coupled with an increase in non-performing loans as discussed below.

Interest and dividends on investment securities was $1.8 million and $4.8 million for the three and nine-month periods ended September 30, 2009, compared to $2.0 million and $6.3 million for the same periods in 2008.  The average balance of investment securities was $221.7 million with an average yield of 3.26% for the current quarter compared to $166.0 million with an average yield of 4.83% for the same period in 2008.  The average balance of investment securities was $182.1 million with an average yield of 3.57% for the current nine months compared to $169.7 million with an average yield of 5.03% for the same period in 2008. The decrease in the yield during both periods was primarily the result of a declining interest rate environment, coupled with the sales of certain higher yielding securities.

Interest on deposits was $1.8 million and $5.1 million for the three and nine-month periods ended September 30, 2009, compared to $2.2 million and $6.9 million for the same periods in 2008.   The average balance of deposits was $495.5 million with an average rate of 1.45% for the current quarter compared to $429.8 million with an average rate of 1.99% for the same period in 2008.    The average balance of deposits was $444.7 million with an average rate of 1.54% for the nine months ended September 30, 2009 compared to $411.2 million with an average rate of 2.22% for the same period in 2008. The increase in the average balance during both periods was primarily the result of year-over-year increased deposit relationships through aggressive marketing and cross-selling efforts.  The decrease in rate during both periods was primarily attributable to lower rates being paid on maturing time deposits and certain money market accounts, stimulated by a lower interest rate environment.

Interest on borrowings was $958,000 and $2.9 million for the three and nine-month periods ended September 30, 2009, compared to $1.0 million and $3.1 million for the same periods in 2008. The average balance of borrowings was $94.1 million with an average rate of 4.04% for the current quarter compared to $89.9 million with an average rate of 4.62% for the same period in 2008.  The average balance of borrowings was $97.6 million with an average rate of 3.96% for the nine months ended September 30, 2009 compared to $87.2 million with an average rate of 4.75% for the same period in 2008. The increase in the average balance during the nine-months ended September 30, 2009 compared to the same period in 2008 was primarily attributable to a $6.3 million average increase in borrowings from the Federal Reserve under their Term Auction Facility program as well as a $2.9 million average increase in FHLB advances.  The decrease in rate was attributable to a decrease in market rates.

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

DNB’s percentage of allowance for credit losses to total loans and leases was 1.47% at September 30, 2009 compared to 1.36% at December 31, 2008.  Management believes that the allowance for credit losses was adequate and reflects known and inherent credit losses. During the nine months ended September 30, 2009, DNB made a $700,000 provision for credit losses in conjunction with a $14.2 million  increase in loans and a $6.5 million increase in non-performing loans.

The following table summarizes the changes in the allowance for credit losses for the periods indicated.

	Nine Months Ended September 30, 2009	Year Ended December 31, 2008	Nine Months Ended September 30, 2008
(Dollars in thousands)
Beginning balance	$4,586	$3,891	3,891
Provisions	700	2,018	1,241
Charge-offs	(163)	(1,401)	(405)
Recoveries	35	78	64
Ending balance	$5,158	$4,586	$4,791

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

Non-interest income for the three and nine-month periods ended September 30, 2009 was $1.1 million and $3.2 million, compared to $903,000 and $3.5 million for the same periods in 2008.  The $157,000 increase during the three months ended September 30, 2009 was mainly attributable to a $246,000 increase in gains on sales of securities. Gains on sales of securities were $273,000 for the three month period ended September 30, 2009 compared to $27,000 for the same period in 2008. The $287,000 decrease during the nine months ended September 30, 2009 was mainly attributable to a $207,000 decrease in wealth management income and an $82,000 decrease in service charges on deposits.

NON-INTEREST EXPENSE

Non-interest expense includes salaries and employee benefits, furniture and equipment, occupancy, professional and consulting fees as well as printing and supplies, marketing, FDIC insurance and other less significant expense items.  Non-interest expense for the three and nine-month periods ended September 30, 2009 was $3.9 million and $12.4 million compared to $4.0 million and $12.5 million for the same periods in 2008.  During the three months ended September 30, 2009, salary and employee benefits decreased $203,000 due to a lower level of full time equivalent employees, coupled with lower benefit costs, furniture and equipment decreased $32,000 and advertising and marketing decreased $31,000. This was offset by an increase in other non-interest expense due mainly to an $119,000 increase in FDIC insurance expense due to increased FDIC insurance premiums. During the nine months ended September 30, 2009 non-interest expense decreased $77,000 or .62%. This decrease was attributable to decreases of $720,000 in salary and employee benefits due to a lower level of full time equivalent employees, coupled with lower benefit costs, $127,000 in advertising and marketing, $106,000 in furniture and equipment and $55,000 in printing and supplies. This was offset by increases of $604,000 in FDIC insurance due mainly to a FDIC special assessment and increased FDIC insurance premiums, $186,000 in other non-interest expense, $98,000 in professional and consulting as well as $43,000 in occupancy. For the nine-months ended September 30, 2009 and 2008, DNB’s non-interest expense to average assets ratio was 2.82% and 3.10%, respectively.

INCOME TAXES

Income tax expense (benefit) for the three and nine-month periods ended September 30, 2009 was $184,000 and $222,000 compared to ($65,000) and $140,000 for the same periods in 2008. The effective tax rate for the three and nine-month periods ended September 30, 2009 was 22.5% and 17.1% respectively, compared to (48.5%) and 11.9% for the same periods in 2008. Income tax expense for each period differs from the amount determined at the statutory rate of 34% due to tax-exempt income on loans and investment securities, DNB's ownership of BOLI policies, and tax credits recognized on a low-income housing limited partnership.

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

Non-Performing Assets
(Dollars in thousands)	September 30, 2009	December 31, 2008	September 30, 2008
Loans and leases:
Non-accrual	$ 9,183	$ 1,825	$ 6,963
90 days past due and still accruing	40	900	391
Troubled debt restructurings	—	—	—
Total non-performing loans and leases	9,223	2,725	7,354
OREO and other repossessed property	4,610	4,997	527
Total non-performing assets	$ 13,833	$ 7,722	$ 7,881

Non-performing assets, which totaled $13.8 million at September 30, 2009, increased $6.1 million when compared to December 31, 2008. The increase in non-performing assets is attributed largely to two commercial credits secured by land, totaling $3.4 million and nine residential mortgages amounting to $3.5 million. The following table sets forth DNB's asset quality and allowance coverage ratios at the dates indicated:

	September 30, 2009	December 31, 2008	September 30, 2008
Asset quality ratios:
Non-performing loans to total loans	2.63%	0.81%	2.14%
Non-performing assets to total assets	2.16	1.45	1.43
Allowance for credit losses to:
Total loans and leases	1.47	1.36	1.40
Non-performing loans and leases	55.93	168.29	65.14

Included in the loan and lease portfolio are loans for which DNB has ceased the accrual of interest.  If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

	Nine Months Ended	Year Ended	Three Months Ended
(Dollars in thousands)	September 30, 2009	December 31, 2008	September 30, 2008
Interest income which would have been
recorded under original terms	$ 390	$ 121	$ 354
Interest income recorded during the period	(72)	(58)	(31)
Net impact on interest income	$ 318	$ 63	$ 323

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

	Nine Months Ended	Year Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2009	December 31, 2008	September 30, 2008
Total recorded investment	$ 9,183	$1,163	$ 5,821
Average recorded investment	7,538	6,236	7,926
Specific allowance allocation	448	120	485
Total cash collected	489	313	313
Interest income recorded	41	108	108

LIQUIDITY AND CAPITAL RESOURCES

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes.  DNB’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding.  As part of its liquidity management, DNB maintains assets that comprise its primary liquidity, which totaled $79.3 million at September 30, 2009.  Primary liquidity includes investments, Federal funds sold, and interest-bearing cash balances, less pledged securities.  DNB also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.  In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs.  Through these relationships, DNB has available credit of approximately $108.1 million.  Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

At September 30, 2009, DNB had $50.4 million in un-funded loan commitments.  Management anticipates these commitments will be funded by means of normal cash flows.  Certificates of deposit greater than or equal to $100,000 scheduled to mature in one year or less from September 30, 2009 totaled $78.4 million. Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in Federal funds sold or by pay-downs and maturities of loans and investments.

The Corporation and the Bank have each met the definition of “well capitalized” for regulatory purposes on September 30, 2009.  The Bank’s capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of the Corporation’s or the Bank’s overall financial condition or prospects. The Corporation’s capital exceeds the FRB’s minimum leverage ratio requirements for bank holding companies (see additional discussion included in Footnote 17 of DNB’s 10-K).

Under federal banking laws and regulations, DNB and the Bank are required to maintain minimum capital as determined by certain regulatory ratios. Capital adequacy for regulatory purposes, and the capital category assigned to an institution by its regulators, may be determinative of an institution’s overall financial condition.

The following table summarizes data and ratios pertaining to the Corporation and the Bank's capital structure.

		For Capital			To Be Well Capitalized Under Prompt Corrective
	Actual	Adequacy Purposes			Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation

September 30, 2009:
Total risk-based capital	$57,817	14.24%	$32,480	8.00%	N/A	N/A
Tier 1 capital	52,747	12.99	16,240	4.00	N/A	N/A
Tier 1 (leverage) capital	52,747	8.30	25,412	4.00	N/A	N/A
December 31, 2008:
Total risk-based capital	$45,516	12.02%	$30,306	8.00%	N/A	N/A
Tier 1 capital	40,802	10.77	15,153	4.00	N/A	N/A
Tier 1 (leverage) capital	40,802	7.46	21,882	4.00	N/A	N/A

DNB First, N.A.

September 30, 2009:
Total risk-based capital	$56,749	14.00%	$32,433	8.00%	$40,542	10.00%
Tier 1 capital	51,679	12.75	16,217	4.00	24,325	6.00
Tier 1 (leverage) capital	51,679	8.14	25,385	4.00	31,731	5.00
December 31, 2008:
Total risk-based capital	$45,378	12.00%	$30,257	8.00%	$37,822	10.00%
Tier 1 capital	40,654	10.75	15,129	4.00	22,693	6.00
Tier 1 (leverage) capital	40,654	7.44	21,862	4.00	27,328	5.00

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes an Economic Value of Equity ("EVE") model.  The EVE model measures the potential price risk of equity to changes in interest rates and factors in the optionality included on the balance sheet.  EVE analysis is used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points.  The EVE is likely to be different if rates change.  Results falling outside prescribed policy ranges require action by management. At September 30, 2009 and December 31, 2008, DNB's variance in the EVE as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the table below.  The change as a percentage of the present value of equity with a 200 basis point increase or decrease at September 30, 2009 and December 31, 2008, was within DNB's negative 25% guideline.

(Dollars in thousands)	September 30, 2009				December 31, 2008
Change in rates	Flat	-200bp	+200bp		Flat	-200bp	+200bp
EVE	41,341	$43,730	$33,007		$29,196	$30,554	$25,831
Change		2,389	(8,334)			1,358	(3,365)
Change as a percent of assets		.4%	(1.3%	)		0.3%	(0.6%	)
Change as a percent of PV equity		5.8%	(20.2%	)		4.7%	(11.5%	)

ITEM 4T- CONTROLS AND PROCEDURES

DNB’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2009, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that DNB’s current disclosure controls and procedures are effective and timely, providing them with material information relating to DNB and its subsidiaries required to be disclosed in the report DNB files under the Exchange Act.

Management of DNB is responsible for establishing and maintaining adequate internal control over financial reporting for DNB, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  There was no change in the DNB’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, DNB’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2008, filed with the Commission on March 31, 2009 (File No. 000-16667).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no Unregistered Sales of Equity Securities during the quarter ended September 30, 2009.  The following table provides information on repurchases by DNB of its common stock in each month of the quarter ended September 30, 2009:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2009 – July 31, 2009	—	$ —	—	63,116
August 1, 2009 – August 31, 2009	—	$ —	—	63,116
September 1, 2009 – September 30, 2009	—	$ —	—	63,116
Total	—	$ —	—

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

DNB FINANCIAL CORPORATION

November 13, 2009	BY:	/s/ William S. Latoff
William S. Latoff, Chairman of the Board and Chief Executive Officer

November 13, 2009	BY:	/s/ Gerald F. Sopp
Gerald F. Sopp, Chief Financial Officer and Executive Vice President

Index to Exhibits

Exhibit No. Under Item 601 of Regulation S-K		Description of Exhibit and Filing Information
3	(i)
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

(iii)
Certificate of Designations of Fixed Rate Cumulative Preferred Stock, Series 2008A of DNB Financial Corporation, filed as Exhibit 4.3 to Form 8-K (No. 016667) on January 26, 2009 and incorporated herein by reference.

4	(a)
Registrant has certain debt obligations outstanding, for none of which do the instruments defining holders rights authorize an amount of securities in excess of 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. Registrant agrees to furnish copies of such agreements to the Commission on request.

	(b)	Form of Preferred Stock Certificate to the United States Department of the Treasury, filed as Exhibit 4.4 to Form 8-K (No. 016667) on January 30, 2009 and incorporated herein by reference.

	(c)	Form of Warrant to Purchase Common Stock to the United States Department of the Treasury, filed as Exhibit 4.5 to Form 8-K (No. 016667) on January 30, 2009 and incorporated herein by reference.

10	(a)*
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

(c)*
Form of waiver signed by William S. Latoff, William J. Hieb, Gerald F. Sopp, Bruce E. Moroney and Albert J. Melfi, Jr., each dated January 30, 2009, with respect to U.S. Treasury TARP Capital Purchase Program, filed as Exhibit 4.6 to Form 8-K (No. 016667) on January 30, 2009 and incorporated herein by reference.

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