Form 10-K
period 2009-12-31
DNB FINANCIAL CORP /PA/
filed 2010-03-26
CIK 713671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
 December 31, 2009
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the shares of common stock of the Registrant issued and outstanding on June 30, 2009, which excludes 334,000 shares held by all directors, officers and affiliates of the Registrant as a group, was approximately $17.1 million. This figure is based on the closing price of $7.55 per share of the Registrant's common stock on June 30, 2009, the last business day of the Registrant's second fiscal quarter.

As of March 25, 2010, the Registrant had outstanding 2,626,511 shares of Common Stock, $1 par value per share.

        DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement relating to the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

Part I

Item 1.        Business

(a) General Description of Registrant's Business and Its Development

        DNB Financial Corporation (the "Registrant" or "DNB"), a Pennsylvania business corporation, is a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System (Federal Reserve Board). The Registrant was incorporated on October 28, 1982 and commenced operations on July 1, 1983 upon consummation of the acquisition of all of the outstanding stock of Downingtown National Bank, now known as DNB First, National Association (the "Bank"). Since commencing operations, DNB's business has consisted primarily of managing and supervising the Bank, and its principal source of income has been derived from the Bank. At December 31, 2009, DNB had total consolidated assets, total liabilities and stockholders' equity of $634.2 million, $591.3 million, and $42.9 million, respectively.

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

        The Bank's headquarters is located at 4 Brandywine Avenue, Downingtown, Pennsylvania. As of December 31, 2009, the Bank had total assets of $633.8 million, total deposits of $508.4 million and total stockholders' equity of $51.1 million. The Bank's business is not seasonal in nature. The FDIC, to the extent provided by law, insures its deposits. At December 31, 2009, the Bank had 109 full-time employees and 21 part-time employees.

        The Bank derives its income principally from interest charged on loans and, to a lesser extent, interest earned on investments, fees received in connection with the origination of loans, wealth management and other services. The Bank's principal expenses are interest expense on deposits and borrowings and operating expenses. Funds for activities are provided principally by operating revenues, deposit growth and the repayment of outstanding loans and investments.

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

(b) Financial Information About Geographic Areas

        The geographic information required by Item 101(d) of Regulation S-K under the Securities Exchange Act of 1934, as amended, is impracticable for the Registrant to calculate, however, the Registrant does not believe that a material amount of revenues in any of the last three years were attributable to customers outside of the United States, nor does it believe that a material amount of its long-lived assets in any of the past three years were located outside of the United States.

Supervision and Regulation — Registrant

        Sarbanes-Oxley Act of 2002.    The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") imposes significant requirements and restrictions on publicly-held companies, such as the Registrant. These provisions include requirements governing the composition and responsibilities of audit committees, financial disclosures and reporting and restrictions on personal loans to directors and officers. Sarbanes-Oxley, among other things, mandates chief executive and chief financial officer certifications of periodic financial reports, additional financial disclosures concerning off-balance sheet items, and speedier transaction reporting requirements for executive officers, directors and 10% shareholders. Rules promulgated by the SEC pursuant to Sarbanes-Oxley impose substantial reporting and compliance obligations on management and boards of directors, and new obligations and restrictions have been placed on auditors and audit committees that are intended to enhance their independence from management. In addition, penalties for non-compliance with the federal securities laws are heightened. The Registrant has and will incur significant additional expense complying with Sarbanes-Oxley requirements.

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

        Permitted Non-Banking Activities. The Federal Reserve Board permits bank holding companies to engage in non-banking activities so closely related to banking or managing or controlling banks as to be a proper incident thereto. A number of activities are authorized by Federal Reserve Board regulation, while other activities require prior Federal Reserve Board approval. The types of permissible activities are subject to change by the Federal Reserve Board. Revisions to the Bank Holding Company Act contained in the Federal Gramm- Leach Bliley Act of 1999 permit certain eligible bank holding companies to qualify as "financial holding companies" and thereupon engage in a wider variety of financial services such as securities and insurance activities.

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

        Troubled Assets Relief Program (TARP). In response to the financial crisis affecting the banking system and financial markets, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 ("EESA") was signed into law and established the Troubled Assets Relief Program known as TARP administered by the U.S. Treasury Department. As part of TARP, the Treasury established the Capital Purchase Program ("CPP") to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. In connection with EESA, there have been numerous actions by the Federal Reserve Board, Congress, the Treasury, the FDIC, the SEC and others to further the economic and banking industry stabilization efforts under EESA. It remains unclear at this time what further legislative and regulatory measures will be implemented under EESA affecting the Registrant.

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

        On June 10, 2009, the Treasury Department announced an interim final rule on the executive compensation standards for recipients of TARP funds. The interim final rule provides that it supersedes all prior rules and guidance on executive compensation limitations under the TARP program. Among other things, in terms of its application to the Bank, the interim final rule contains the following provisions:

        1.    Limitations on Executive Compensation for Companies Receiving TARP Assistance.    The interim final rule:

  •
  Limits bonuses paid to the most highly compensated executive officer.

  •
  Prohibits any golden parachute payment to a senior executive officer or any of the next 5 most highly compensated employees. While ARRA limited the definition of golden parachutes to payments for an employee's departure for any reason, the rule also includes payments made in connection with a change in control of the Bank.

  •
  Implements the ARRA mandate that bonuses paid to senior executive officers and next 20 most highly compensated employees be subject to a clawback if the payment was based on materially inaccurate performance criteria, and requires that the TARP recipient actually exercise its clawback rights in such a case unless the TARP recipient can demonstrate that it would be unreasonable to do so (for example, if the expense of enforcing the clawback right exceeds the benefits of doing so).

        2.    Implementation of ARRA Requirements for Compensation Practices.    The rule:

  •
  Expands on EESA's requirement that compensation plans for senior executive officers be limited to avoid incentives for unnecessary risk-taking, ARRA's expansion of that requirement to cover all employee compensation plans, and ARRA's requirement that no employee compensation plan encourage the manipulation of earnings, by requiring that a bank's compensation committee of the financial institution conduct an analysis of whether compensation, plans or practices encourage unnecessary risk-taking.

  •
  Implements ARRA's requirement that the board of directors of each TARP recipient put in place a company-wide policy on luxury or excessive expenditures and requires that the policy mandate prompt internal reporting of any violations of the policy, and that the CEO and the CFO of each TARP recipient certify that any expenditure requiring the approval of the board of directors or a senior executive officer was properly approved.

  •
  Implements and clarifies ARRA's shareholder "say on pay" resolution requirement.

        3.    Additional Compensation and Governance Standards.    The rule adopts the following new requirements:

  •
  Prohibits the payment to senior executive officers and the 20 next most highly compensated employees of a tax "gross-up," or a payment to cover taxes due on compensation such as golden parachutes and perquisites.

  •
  Requires a TARP recipient such as the Bank to disclose to the Treasury Department and its primary federal regulator any perquisites provided to any employee subject to ARRA's bonus limitations with total value exceeding $25,000 and, in that case, provide those agencies a narrative description of, and justification for, the benefit.

  •
  Requires a TARP recipient such as the Bank to disclose to the Treasury Department and its primary federal regulator whether the Bank or its compensation committee engaged a compensation consultant and to provide to those agencies a narrative description of the services provided by any such consultant, including any non-compensation related services provided by the consultant or any of its affiliates, as well as a description of the use of any "benchmarking" procedures in the consultant's analysis.

        4.    Certification Requirements.    The rule requires TARP recipients to provide:

  •
  Within ninety days of the completion of each fiscal year, a TARP recipient's principal executive officer and principal financial officer must provide a certification to its primary federal regulatory agency and the Treasury Department regarding the TARP recipient's compliance with rules established by EESA, ARRA and the interim final rule.

  •
  At least once each fiscal year, a TARP recipient's compensation committee must provide to its primary federal regulator and the Treasury Department a narrative description identifying each senior executive officer compensation plan and explaining how the plan does not encourage its senior executive officers to take unnecessary and excessive risks that threaten the value of the TARP recipient. The compensation committee must also identify each employee compensation plan (whether or not it covers senior executive officers), explain how any unnecessary risks posed by the plan have been limited, and further explain how the plan does not encourage the manipulation of reported earnings to enhance the compensation of any employee.

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

        Participation in the Temporary Liquidity Guarantee Program. In October 2008, the FDIC announced its temporary liquidity guarantee program ("TLPG") pursuant to which the FDIC will guarantee the payment of certain newly-issued senior unsecured debt of insured depository institutions ("Debt Guarantee") and funds held at FDIC-insured depository institutions in non-interest-bearing transaction accounts in excess of the current standard maximum deposit insurance amount of $250,000 ("Transaction Account Guarantee"). Both guarantees were provided to eligible institutions, including the Corporation and the Bank, at no cost through December 5, 2008. Participation in the TLPG subsequent to December 5, 2008 was optional. The Corporation has elected to participate only in the Transaction Account Guarantee portion of the TLPG subsequent to December 5, 2008. The Transaction Account Guarantee is effective for the Corporation through June 30, 2010. Participants in the Transaction Account Guarantee Program will be assessed an annualized fee of 10 basis points. To the extent that these initial assessments are insufficient to cover the expense or losses arising under TLPG, the FDIC is required to impose an emergency special assessment on all FDIC-insured depository institutions as prescribed by the Federal Deposit Insurance Act.

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

Capital Adequacy

        Federal banking laws impose on banks certain minimum requirements for capital adequacy. Federal banking agencies have issued certain "risk-based capital" guidelines, and certain "leverage" requirements on member banks such as the Bank. Banking regulators have authority to require higher minimum capital ratios for an individual bank or bank holding company in view of its circumstances.

        Minimum Capital Ratios. The risk-based guidelines require all banks to maintain two "risk-weighted assets" ratios. The first is a minimum ratio of total capital ("Tier 1" and "Tier 2" capital) to risk-weighted assets equal to 8.00%; the second is a minimum ratio of "Tier 1" capital to risk-weighted assets equal to 4.00%. Assets are assigned to five risk categories, with higher levels of capital being required for the categories perceived as representing greater risk. In making the calculation, certain intangible assets must be deducted from the capital base. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets.

        The risk-based capital rules also account for interest rate risk. Institutions with interest rate risk exposure above a normal level would be required to hold extra capital in proportion to that risk. A bank's exposure to declines in the economic value of its capital due to changes in interest rates is a factor that the banking agencies will consider in evaluating a bank's capital adequacy. The rule does not codify an explicit minimum capital charge for interest rate risk. The Bank currently monitors and manages its assets and liabilities for interest rate risk, and management believes that the interest rate risk rules which have been implemented and proposed will not materially adversely affect our operations.

        The "leverage" ratio rules require banks which are rated the highest in the composite areas of capital, asset quality, management, earnings, liquidity and sensitivity to market risk to maintain a ratio of "Tier 1" capital to "adjusted total assets" (equal to the bank's average total assets as stated in its most recent quarterly Call Report filed with its primary federal banking regulator, minus end-of-quarter intangible assets that are deducted from Tier 1 capital) of not less than 3.00%. For banks which are not the most highly rated, the minimum "leverage" ratio will range from 4.00% to 5.00%, or higher at the discretion of the bank's primary federal regulator, and is required to be at a level commensurate with the nature of the level of risk of the bank's condition and activities.

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

        Prompt Corrective Action. Federal banking law mandates certain "prompt corrective actions," which Federal banking agencies are required to take, and certain actions which they have discretion to take, based upon the capital category into which a Federally regulated depository institution falls. Regulations have been adopted by the Federal bank regulatory agencies setting forth detailed procedures and criteria for implementing prompt corrective action in the case of any institution that is not adequately capitalized. Under the rules, an institution will be deemed to be "adequately capitalized" or better if it exceeds the minimum Federal regulatory capital requirements. However, it will be deemed "undercapitalized" if it fails to meet the minimum capital requirements, "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0%, or a leverage ratio that is less than 3.0%, and "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is equal to or less than 2.0%. The rules require an undercapitalized institution to file a written capital restoration plan, along with a performance guaranty by its holding company or a third party. In addition, an undercapitalized institution becomes subject to certain automatic restrictions including a prohibition on the payment of dividends, a limitation on asset growth and expansion, and in certain cases, a limitation on the payment of bonuses or raises to senior executive officers, and a prohibition on the payment of certain "management fees" to any "controlling person". Institutions that are classified as undercapitalized are also subject to certain additional supervisory actions, including increased reporting burdens and regulatory monitoring, a limitation on the institution's ability to make acquisitions, open new branch offices, or engage in new lines of business, obligations to raise additional capital, restrictions on transactions with affiliates, and restrictions on interest rates paid by the institution on deposits. In certain cases, bank regulatory agencies may require replacement of senior executive officers or directors, or sale of the institution to a willing purchaser. If an institution is deemed to be "critically undercapitalized" and continues in that category for four quarters, the statute requires, with certain narrowly limited exceptions, that the institution be placed in receivership.

        DNB's management believes that the Bank is "well capitalized" for regulatory capital purposes. See table of Bank's compliance with minimum capital ratios, at footnote 17 ("Regulatory Matters") to DNB's audited financial statements for the fiscal year ended December 31, 2009.

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

        Deposit Insurance Assessments. The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law and are subject to deposit insurance premium assessments. The FDIC imposes a risk based deposit premium assessment system, under which the amount of FDIC assessments paid by an individual insured depository institution, such as the Bank, is based on the level of risk incurred in its activities. The FDIC places a depository institution in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rates based on certain specified financial ratios. Pursuant to the Federal Deposit Insurance Act, the FDIC has authority and the responsibility to establish deposit insurance assessments at rates sufficient to maintain the designated reserve ratio of the Deposit Insurance Fund at a level between 1.15% and 1.5% of estimated insured deposits, and to take action to restore the designated reserve ratio to at least 1.15% of estimated insured deposits when it falls below that level. As of June 30, 2008, the designated reserve ratio fell below 1.15%, to 1.01%. On October 7, 2008, the FDIC established a restoration plan which is has updated periodically since then to respond to deteriorating economic conditions. Conditions in the banking industry have continued to deteriorate through 2008 and 2009. According to the FDIC's Quarterly Banking Profile for the Fourth Quarter 2009, as of December 30, 2009 the designated reserve ratio had fallen to (0.39%), down from (0.16%) on September 30, 2009, and 0.36% as of December 31, 2008. The FDIC reports that the December 31, 2009 reserve ratio is the lowest on record for a combined bank and thrift insurance fund. In response to the declining reserve ratio, the FDIC took a series of extraordinary deposit insurance assessment actions during 2009.

        Effective for the second quarter of 2009, the FDIC adopted changes to its base and risk-based deposit insurance rates. Pursuant to the new rules, a bank's annual assessment base rates were as follows, depending on the bank's risk category:

	Risk Category
	I
	Minimum	Maximum	II	III	IV

Annual rates (in basis points)	12	16	22	32	45

        The base assessment rate can be adjusted downward based on a bank's unsecured debt and level of excess capital above the well capitalized threshold, or upward based on a bank's secured liabilities including Federal Home Loan Bank advances and repurchase agreements, so that the total risk-based assessment rates will range as follows, depending on a bank's risk category:

Risk Category
	I	II	III	IV

Initial base assessment rate	12 to 16	22	32	45
Unsecured debt adjustment	(5) to 0	(5) to 0	(5) to 0	(5) to 0
Secured liability adjustment	0 to 8	0 to 11	0 to 16	0 to 22.5
Brokered deposit adjustment	—	0 to 10	0 to 10	0 to 10
Total base assessment rate	7 to 24	17 to 43	27 to 58	40 to 77.5

        On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution did not exceed 10 basis points times the institution's assessment base for the second quarter 2009. The assessment, in the amount of $280,000, was collected from the Bank on September 30, 2009.

        As of December 31, 2009 the Bank had an assessment rate of 15.68 basis points, and, based on this rate, the Bank's estimated 2010 FDIC insurance cost projection is $827,000.

        On September 29, 2009, the FDIC adopted a uniform three-basis point increase in the assessment rates shown above, effective on January 1, 2011, and on November 12, 2009, the FDIC adopted a final rule to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. The prepaid assessment was collected on December 30, 2009, along with the institution's regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. For purposes of calculating the prepaid assessment, each institution's assessment rate was its total base assessment rate in effect on September 30, 2009. In calculating the prepayment attributable to 2011 and thereafter, it is calculated using the September 29, 2009 increase in 2011 base assessment rates. In addition, future deposit growth was reflected in the prepayment by assuming that an institution's third quarter 2009 assessment base would be increased quarterly at a 5 percent annual growth rate through the end of 2012. The FDIC will begin to draw down an institution's prepaid assessments on March 30, 2010, representing payment for the regular quarterly risk-based assessment for the fourth quarter of 2009, which was accrued and expensed during 2009. In announcing these initiatives, the FDIC stated that, while the prepaid assessment would not immediately affect bank earnings, each institution would record the entire amount of its prepaid assessment as a prepaid expense asset as of December 30, 2009, the date the payment was made and, as of December 31, 2009 and each quarter thereafter, record an expense or charge to earnings for its regular quarterly assessment and an offsetting credit to the prepaid assessment until the asset is exhausted. Once the asset is exhausted, institutions would resume paying and accounting for quarterly deposit insurance assessments as they currently do. The total amount of the Bank's deposit insurance assessment prepayment was $3.1 million.

        In addition to deposit insurance assessments, banks are subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The FDIC sets the Financing Corporation assessment rate every quarter. The Financing Corporation assessment for the fourth quarter of 2009 was an annual rate of $0.0102 for each $100 of deposits, which resulted in a $12,000 FICO assessment payment by the Bank.

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

        DNB files reports with the Securities and Exchange Commission ("SEC"). The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC Internet site's address is http://www.sec.gov. The Registrant maintains a corporate website at www.dnbfirst.com. We will provide printed copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports at no charge upon written request. Requests should be made to DNB Financial Corporation, 4 Brandywine Avenue, Downingtown, PA 19335, Attention: Gerald F. Sopp, Chief Financial Officer.

Item 1A.        Risk Factors

        Not applicable.

Item 1B.        Unresolved Staff Comments

        None.

Item 2.        Properties

        The main office of the Bank is located at 4 Brandywine Avenue, Downingtown, Pennsylvania 19335. The Registrant's registered office is also at this location. The Registrant pays no rent or other form of consideration for the use of the Bank's main office as its principal executive office. The Bank leases its operations center located at 104 Brandywine Avenue, Downingtown. The Bank also leases the Chadds Ford office, West Goshen office, Exton office, West Chester office and limited service offices in Media and at the Tel Hai Retirement Community. The Bank owns the remainder of its existing branches as described below. The Bank had a net book value of $7.3 million for all branches owned plus leasehold improvements on offices leased at December 31, 2009. The Bank's trust department and wealth management unit, operating under the name, "DNB Advisors," have offices in the Bank's Exton Office.

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

Item 4.        (Reserved)

Part II

Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Price of and Dividends on Registrant's Common Equity

        DNB Financial Corporation's common stock, par value $1.00 per share, is listed for trading on NASDAQ under the symbol DNBF. Current price information is available from account executives at most brokerage firms as well as the firms listed at the back of this report who are market makers of DNB's common stock. There were approximately 1,100 stockholders who owned 2.6 million shares of common stock outstanding at March 22, 2010. Quarterly high and low sales prices are set forth below:

	2009		2008
	High	Low	High	Low

First quarter	$7.83	$4.02	$18.00	$13.31
Second quarter	9.78	6.61	15.00	13.75
Third quarter	8.38	6.47	14.50	10.55
Fourth quarter	7.70	5.88	11.25	8.00

        The information required with respect to the frequency and amount of the Registrant's cash dividends declared on each class of its common equity for the two most recent fiscal years is set forth in the section of this report titled, "Item 6 — Selected Financial Data" on page 18.

        The information required with respect to securities authorized for issuance under the Registrant's equity compensation plans is set forth in "Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" on page 86.

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

(c) Purchases of Equity Securities by the Registrant and Affiliated Purchasers

        The following table provides information on repurchases by or on behalf of DNB or any "affiliated purchaser" (as defined in Regulation 10b-18(a)(3)) of its common stock in each month of the quarter ended December 31, 2009.

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2009 – October 31, 2009	—	$ —	—	63,116
November 1, 2009 – November 30, 2009	—	—	—	63,116
December 1, 2009 – December 31, 2009	100	7.06	100	63,016

Total	100	$7.06	100

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

(d) Corporation Performance Graph

        The following graph presents the 5 year cumulative total return on DNB Financial Corporation's common stock, compared to the S&P 500 Index and the S&P 500 Financial Index for the 5 year period ended December 31, 2009. The comparison assumes that $100 was invested in the Corporation's common stock and each of the foregoing indices and that all dividends have been reinvested.

CORPORATION PERFORMANCE
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
AMONG DNB FINANCIAL CORP., the S&P 500 INDEX & the S&P 500 FINANCIAL INDEX

Item 6.        Selected Financial Data

The selected financial data set forth below is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto, contained elsewhere herein.

	At or For the Year Ended December 31 (Dollars in thousands, except share data)
	2009	2008	2007	2006	2005

RESULTS OF OPERATIONS
Interest income	$25,948	$28,262	$30,237	$28,249	$23,427
Interest expense	10,629	13,048	15,417	13,368	9,313

Net interest income	15,319	15,214	14,820	14,881	14,114
Provision for credit losses	1,325	2,018	60	—	—

Non-interest income	4,507	4,408	4,003	3,414	2,356
Non-interest expense	16,590	16,731	16,589	16,507	14,411

Income before income taxes	1,911	873	2,174	1,788	2,059

Income tax expense (benefit)	362	64	372	41	(89)

Net income	$1,549	$809	$1,802	$1,747	$2,148

Preferred stock dividends & accretion of discount	567	—	—	—	—

Net income available to common stockholders	$982	$809	$1,802	$1,747	$2,148

PER SHARE DATA*
Basic earnings	$0.38	$0.31	$0.69	$0.67	$0.92
Diluted earnings	0.38	0.31	0.69	0.66	0.91
Cash dividends	0.23	0.46	0.50	0.47	0.45
Book value	11.88	11.53	12.55	11.94	11.83
Weighted average
Common shares outstanding — basic	2,606,596	2,602,902	2,614,417	2,625,182	2,332,552
FINANCIAL CONDITION
Total assets	$634,248	$533,447	$545,840	$525,242	$473,046
Loans and leases, gross	359,427	336,454	309,342	329,466	288,130
Allowance for credit losses	5,477	4,586	3,891	4,226	4,420
Deposits	507,347	408,470	412,920	381,027	339,627
Borrowings	79,450	90,123	89,877	110,538	99,880
Stockholders' equity	42,876	30,058	32,635	31,411	30,186
SELECTED RATIOS
Return on average stockholders' equity	3.76%	2.51%	5.96%	5.73%	8.31%
Return on average assets	0.26	0.15	0.36	0.35	0.48
Average equity to average assets	6.87	5.98	6.02	6.18	5.77
Loans to deposits	70.84	82.37	74.92	86.47	84.84
Dividend payout ratio	59.68	146.56	72.17	71.37	49.39
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

        To implement the culture changes necessary at DNB First to become an innovative community bank capable of meeting challenges of the 21st century, in 2008 we embarked on a strategy called "Loyalty, Bank On It." In recognizing the importance of loyalty in our everyday lives, we have embraced this concept as the cornerstone of DNB First's culture. To that end, DNB continues to make appropriate investments in all areas of our business, including people, technology, facilities and marketing.

        Highlights of DNB's results for the year-end December 31, 2009 include:

  •
  Steady growth in loans — up $23.0 million or 6.8%

  •
  Control of non-interest expenses — decrease from 2008 of $141,000 or ..84%

  •
  Strengthened capital position — Tier 1 Capital increased 30.1% to $53.1 million

        The global and U.S. economies have experienced significantly reduced business activity as a result of disruptions in the financial system during the past two years. Dramatic declines in the housing market during the past two years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. As a result of the recession, retail customers may delay borrowing from DNB as unemployment remains high and availability to borrow against equity in primary residences diminishes. As the U.S. economy moves through a period of recession, delinquencies will rise as the value of homes decline and DNB's borrowers experience financial difficulty due to corporate downsizing, reduced sales, or other negative events which may impact their ability to meet their contractual loan payments. As a result of these negative trends in the economy and their impact on our borrowers' ability to repay their loans, DNB made a $1.3 million provision in 2009 in response to DNB's increased level of non-performing assets which grew $6.0 million to $13.7 million at December 31, 2009, compared to $7.7 million at December 31, 2008. On January 30, 2009, management strengthened DNB's financial position at a time of unprecedented economic turmoil by increasing its Stockholders Equity by issuing Fixed Rate Cumulative Perpetual Preferred Stock and warrants in exchange for $11,750,000 (as more fully described in Footnote 17) to the United States Department of the Treasury as part of the Treasury's Capital Purchase Program.

        To increase liquidity, management increased the size of the investment securities portfolio from $124.1 million at December 31, 2008 to $204.1 million at December 31, 2009. In addition, DNB's net interest margin has been impacted by these changes in the economy. Management has been aggressive in managing DNB's cost of funds during the year by implementing carefully planned pricing strategies, designed to offset the decline in rates on earning assets, while matching liquidity needs. Our composite cost of funds for 2009 dropped 77 basis points to 2.09%, from 2.86% in 2008. Our net interest margin however declined from 3.00% in 2008 to 2.71% in 2009 because of falling short term rates, higher levels of investment securities relative to total assets and higher levels of non-performing assets.

Earnings. For the year ended December 31, 2009, DNB reported net income of $1.5 million, an increase of $740,000 from the $809,000 reported for the year ended December 31, 2008, or $0.38 per share versus $0.31 per share, respectively, on a fully diluted basis. DNB's earnings were favorably impacted by a lower provision for credit losses, which in 2009 totaled $1.3 million, compared to $2.0 million in 2008. Also, economic conditions challenging all commercial banking institutions affected 2009 earnings — the current recession, higher levels of non-performing assets and delinquencies, as well as continued pricing competition on loans and deposits.

Asset Quality. Non-performing assets were $13.7 million at December 31, 2009 compared to $7.7 million at December 31, 2008. Non-performing assets as of December 31, 2009 were comprised of $9.0 million of non-accrual loans and leases, $191,000 of loans and leases delinquent over ninety days and still accruing, as well as $4.4 million of Other Real Estate Owned ("OREO") and $109,000 in other repossessed assets. As of December 31, 2009, the non-performing loans to total loans ratio increased to 2.55% compared to .81% at December 31, 2008. The non-performing assets to total assets ratio increased to 2.16% at December 31, 2009, compared to 1.45% at December 31, 2008. The allowance for credit losses was $5.5 million at December 31, 2009, compared to $4.6 million at December 31, 2008. The allowance to total loans was 1.52% at December 31, 2009 compared to 1.36% at December 31, 2008. DNB's delinquency ratio (the total of all delinquent loans and leases plus loans greater than 90 days and still accruing, divided by total loans and leases) was 3.31% at December 31, 2009, up from 1.64% at December 31, 2008. Delinquencies increased during 2009 in the residential mortgage and commercial loan portfolios.

II.    Overview of Financial Condition — Major Changes and Trends

        At December 31, 2009, DNB had consolidated assets of $634.2 million and a Tier I/Leverage Capital Ratio of 8.33%. Loans and leases comprise 59.4% of earning assets, while investments and federal funds sold constitute the remainder. During 2009, assets increased $100.8 million to $634.2 million at December 31, 2009, compared to $533.4 million at December 31, 2008. Investment securities increased $80.0 million to $204.1 million, while the loan and lease portfolio increased $23.0 million, or 6.83%, to $359.4 million. Deposits increased $98.9 million to $507.3 million at December 31, 2009. DNB's liabilities are comprised of a high level of core deposits with a low cost of funds in addition to a moderate level of borrowings with costs that are more volatile than core deposits.

Comprehensive 5-Year Plan. During the second quarter of 2009, management updated the 5-year strategic plan that was designed to reposition its balance sheet and improve core earnings. Through the plan, which covers years 2008 through 2012, management will endeavor to expand its loan portfolio through new originations, increased loan participations, as well as strategic loan and lease receivable purchases. Management also plans to reduce the absolute level of borrowings with cash flows from existing loans and investments as well as from new deposit growth. A discussion on DNB's Key Strategies follows below:

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

  •
  Focus on reducing DNB's cost of funds by changing DNB's mix of deposits

  •
  Focus on cost containment and improving operational efficiencies

Strategic Plan Update. During 2009, management focused on expense control as well as strengthening DNB's capital and liquidity positions. Non-interest expenses decreased .84% year over year and Total Risk Based Capital stood at 14.27% at December 31, 2009. In addition, DNB grew loans by $23.0 million or 6.83% during 2009 and reduced its composite cost of funds from 2.86% in 2008 to 2.09% in 2009.

        Management's strategies are designed to direct DNB's tactical investment decisions and support financial objectives. DNB's most significant revenue source continues to be net interest income, defined as total interest income less interest expense, which in 2009 accounted for approximately 77.3% of total revenue. To produce net interest income and consistent earnings growth over the long-term, DNB must generate loan and deposit growth at acceptable economic spreads within its market area. To generate and grow loans and deposits, DNB must focus on a number of areas including, but not limited to, the economy, branch expansion, sales practices, customer satisfaction and retention, competition, customer behavior, technology, product innovation and credit performance of its customers.

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

III.  DNB's Principal Products and Services

Loans and Lending Services. DNB's primary source of earnings and cash flows is derived from its lending function. The commercial loan and lease portfolios amounted to $263.0 million or 73.1% of total loans as of December 31, 2009. DNB focuses on providing these products to small to mid-size businesses throughout Chester and Delaware Counties. In keeping with DNB's goal to match customer business initiatives with products designed to meet their needs, DNB offers a wide variety of fixed and variable rate loans that are priced competitively. DNB serves this market by providing funds for the purchase of business property or ventures, working capital lines, lease financing for equipment and for a variety of other purposes.

        As a community bank, DNB also serves consumers by providing home equity and home mortgages, as well as term loans for the purchase of consumer goods. During the current economic environment, demand for consumer home equity loan products has declined, therefore consumer loans declined $7.9 million or 12.5% from the prior year due to lower demand for this product as a result of falling housing prices and a higher unemployment rate.

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

Non-Deposit Products and Services. DNB offers non-deposit products and services through its subsidiaries under the names "DNB Financial Services" ("DNBFS") and "DNB Advisors." Revenues under these entities were $794,000 and $820,000 or 4.00% and 4.12% of total revenues for 2009 and 2008, respectively.

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

        The principal objective of DNB's interest rate risk management is to evaluate the interest rate risk included in certain on and off balance sheet accounts, determine the level of risk appropriate given DNB's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with approved guidelines. Through such management, DNB seeks to reduce the vulnerability of its operations to changes in interest rates. DNB's Asset Liability Committee (the "ALCO") is responsible for reviewing DNB's asset/liability policies and interest rate risk position and making decisions involving asset liability considerations. The ALCO meets on a monthly basis and reports trends and DNB's interest rate risk position to the Board of Directors on a quarterly basis. The extent of the movement of interest rates is an uncertainty that could have a negative impact on DNB's earnings. (See additional discussion in Item 7a. Quantitative and Qualitative Disclosures About Market Risk on page 44 of this Form 10-K.)

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

	December 31

	2009	2008	2007	2006	2005	2004

Prime	3.25%	3.25%	7.25%	8.25%	7.25%	5.25%
Federal Funds Sold ("FFS")	.25	.25	4.25	5.25	4.25	2.25
6 month U.S. Treasury	.20	.27	3.51	5.08	4.25	2.56

	Historical Yield Spread December 31

	2009	2008	2007	2006	2005	2004

FFS to 5 year U.S. Treasury	2.44%	1.30%	-0.62%	-0.56%	0.10%	1.38%
FFS to 10 year U.S. Treasury	3.60	2.00	-0.04	-0.55	0.14	1.99

        In general, financial institutions price their fixed rate loans off of 5 and 10 year treasuries and price their deposits off of shorter indices, like the federal funds rate. As you can see in the table above, the spread between the Federal Funds Sold rate and the 5 year treasury has ranged from 2.44% to a negative 0.62% during the last 5 years. The spread between the Federal Funds Sold rate and the 10 year treasury has ranged from 3.60% to a negative 0.55% during the last 5 years. As a result of the compression between long and short term rates, many banks, including DNB, have seen their net interest margin decline during the last 5 years.

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

Average Balances, Rates, and Interest Income and Expense
(Dollars in thousands)

	Year Ended December 31
	2009			2008			2007
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

ASSETS
Interest-earning assets:
Investment securities:
Taxable	$185,413	$6,347	3.42%	$159,724	$7,895	4.94%	$127,416	$6,136	4.82%
Tax-exempt	5,457	286	5.22	4,527	263	5.81	15,014	906	6.04

Total securities	190,870	6,633	3.48	164,251	8,158	4.97	142,430	7,042	4.94
Cash and cash equivalents	41,978	69.16		30,576	468	1.53	23,566	849	3.60
Total loans and leases	340,571	19,460	5.71	322,015	19,904	6.18	322,381	22,838	7.08

Total interest-earning assets	573,419	26,162	4.56	516,842	28,530	5.52	488,377	30,729	6.29
Non-interest-earning assets	26,120			21,633			19,447

Total assets	$599,539			$538,475			$507,824

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Savings deposits	$258,304	$2,700	1.05%	$238,890	$4,193	1.76%	$210,572	$4,841	2.30%
Time deposits	155,981	4,115	2.64	128,158	4,704	3.67	131,133	6,172	4.71

Total interest-bearing deposits	414,285	6,815	1.64	367,048	8,897	2.42	341,705	11,013	3.22
Federal funds purchased	—	—	—	166	4	2.34	263	15	5.52
Federal Reserve borrowing	4,718	12.25		—	—	—	—	—	—
Repurchase agreements	21,247	286	1.35	20,496	521	2.54	33,871	1,263	3.73
FHLB advances	58,945	2,897	4.92	58,108	2,907	5.00	39,724	2,303	5.80
Other borrowings	9,930	619	6.23	9,947	719	7.23	9,961	824	8.27

Total interest-bearing liabilities	509,125	10,629	2.09	455,765	13,048	2.86	425,524	15,417	3.62
Demand deposits	45,110			46,237			47,675
Other liabilities	4,145			4,284			3,705
Stockholders' equity	41,159			32,189			30,920

Total liabilities and stockholders' equity	$599,539			$538,475			$507,824

Net interest income		$15,533			$15,482			$15,312

Interest rate spread			2.47%			2.66%			2.67%

Net interest margin			2.71%			3.00%			3.14%

2.    Rate / Volume Analysis

        During 2009, net interest income, before the provision for credit losses, increased $50,000 or .3% on a tax equivalent basis. As shown in the Rate/Volume Analysis below, $1.0 million was attributable to volume changes and $958,000 to rate changes. The volume changes were mostly attributable to increased levels of loans and leases of $18.6 million and increased levels of investment securities of $26.6 million, offset by increased levels of time deposits of $27.8 million and increased levels of savings deposits of $19.5 million. The average balance of loans and leases was $340.6 million in 2009 compared to $322.0 million in 2008. The decrease in yields on interest-bearing assets and the decrease in rates on interest-bearing liabilities offset each other, resulting in a $958,000 unfavorable difference. The tax equivalent yield on loans and leases in 2009 was 5.71%, compared to 6.18% in 2008. The tax equivalent yield on securities declined to 3.48% in 2009 from 4.97% in 2008. The favorable change due to rate on savings deposits was $1.7 million which had an average rate of 1.05% in 2009 and 1.76% in 2008. The favorable change due to rate on time deposits was $1.3 million which had an average rate of 2.64% in 2009 and 3.67% in 2008. DNB's composite cost of funds decreased to 2.09% in 2009 compared to 2.86% in 2008.

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

Rate / Volume Analysis
(Dollars in thousands)

	2009 Versus 2008 Change Due To			2008 Versus 2007 Change Due To
	Rate	Volume	Total	Rate	Volume	Total

Interest-earning assets:
Loans and leases	$(1,505)	$1,060	$(445)	$(2,911)	$(23)	$(2,934)
Investment securities:
Taxable	(2,426)	879	(1,547)	162	1,597	1,759
Tax-exempt	(27)	49	22	(34)	(609)	(643)
Cash and cash equivalents	(418)	19	(399)	(488)	107	(381)

Total	(4,376)	2,007	(2,369)	(3,271)	1,072	(2,199)

Interest-bearing liabilities:
Savings deposits	(1,696)	203	(1,493)	(1,145)	497	(648)
Time deposits	(1,323)	734	(589)	(1,359)	(109)	(1,468)
Federal funds purchased	(4)	—	(4)	(8)	(2)	(10)
Federal Reserve borrowing	—	12	12	—	—	—
Repurchase agreements	(244)	10	(234)	(403)	(340)	(743)
FHLB advances	(51)	41	(10)	(315)	919	604
Other borrowings	(100)	(1)	(101)	(104)	(1)	(105)

Total	(3,418)	999	(2,419)	(3,334)	964	(2,370)

Net interest income	$(958)	$1,008	$50	$63	$108	$171

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

        DNB reports its callable agency and callable municipal investments ($79.2 million at December 31, 2009) and callable FHLB advances ($43 million at December 31, 2009) at their Option Adjusted Spread ("OAS") effective duration date, as opposed to the call or maturity date. In management's opinion, using effective duration dates on callable securities and advances provides a better estimate of the option exercise date under any interest rate environment. The OAS methodology is an approach whereby the likelihood of option exercise takes into account the coupon on the security, the distance to the call date, the maturity date and current interest rate volatility. In addition, prepayment assumptions derived from historical data have been applied to mortgage-related securities, which are included in investments. (See additional discussion in Item 7a. Quantitative and Qualitative Disclosures About Market Risk on page 44 of this Form 10-K.)

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

D.    Competition

        In addition to the challenges related to the interest rate environment, community banks in Chester and Delaware Counties have been experiencing increased competition from large regional and international banks entering DNB's marketplace through mergers and acquisitions. Competition for loans and deposits has negatively affected DNB's net interest margin. To compensate for the increased competition, DNB, along with other area community banks, has aggressively sought and marketed customers who have been disenfranchised by these mergers. To attract these customers, DNB has introduced new deposit products, such as Mobile Banking, Rewards Checking, Credit Cards as well as Executive and employee packages. In addition, DNB has introduced Remote Capture to our commercial customers to expedite their collection of funds.

E.    Bank Secrecy Act/OFAC/Patriot Act Implementation

        Management of the Bank had previously determined that its BSA compliance program needed to be improved to a level commensurate with BSA, OFAC and Patriot Act related risks to which the Bank is exposed. An action plan was developed and implemented to strengthen the Bank's compliance. It is management's goal that these improvements to the BSA compliance program will address the Bank's BSA compliance needs in order to establish the Bank as an institution that will not pose a target to those who would use the U.S. financial system to further criminal or terrorist ends. However, there is no assurance that the Bank's improved compliance plan will eliminate all risks related to BSA, OFAC and Patriot Act because those regulatory requirements are dynamic and complex and must be continually reassessed in light of the changing environment in which they operate. During 2009, DNB continued its efforts to strengthen its BSA policies, procedures and systems to ensure compliance with OFAC regulations.

V.    Recent Developments

A.    Accounting Developments Affecting DNB

        In June 2009, the Financial Accounting Standards Board ("FASB") issued an update to Accounting Standard Codification 105-10, "Generally Accepted Accounting Principles." This standard establishes the FASB Accounting Standard Codification ("Codification" or "ASC") as the source of authoritative U.S. GAAP recognized by the FASB for nongovernmental entities. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is a reorganization of existing U.S. GAAP and does not change existing U.S. GAAP. The Corporation adopted this standard during the third quarter of 2009. The adoption had no impact on the Corporation's consolidated financial statements.

        In June 2009, the FASB issued new guidance impacting FASB ASC 860, Transfers and Servicing ASC Topic 860, "Transfers and Servicing." New authoritative accounting guidance under ASC Topic 860, "Transfers and Servicing," amends prior accounting guidance as follows: (i) eliminates the concept of a qualified special purpose entity ("QSPE"); (ii) requires a transferor to consider all arrangements made contemporaneously with or in anticipation of a transfer when determining whether derecognition is appropriate; (iii) clarifies the requirement that a transferred financial asset be legally isolated from the transferor and any of its consolidated affiliates; (iv) introduces the concept of a participating interest which is applied to transfers of portions of financial assets to determine derecognition eligibility; (v) modifies the conditions required for a transfer of financial assets to qualify as a sale; (vi) changes the initial measurement guidance for asset transfers that qualify as sales and (vii) stipulates that guaranteed mortgage securitizations ("GMS") that fail to meet the conditions for sale accounting will result in the continued classification of the securitized mortgage loans as loans and will not enable a transferor to recognize a servicing asset or liability. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and will have no impact on the Corporation's consolidated financial statements.

        In August 2009, the FASB issued Accounting Standards Update ("ASU") 2009-05, "Measuring Liabilities at Fair Value," which updates ASC 820-10, "Fair Value Measurements and Disclosures." The

updated guidance clarifies that the fair value of a liability can be measured in relation to the quoted price of the liability when it trades as an asset in an active market, without adjusting the price for restrictions that prevent the sale of the liability. This guidance is effective beginning October 1, 2009. The adoption of this guidance did not have an impact on the Corporation's consolidated financial statements.

        In April 2009, the FASB issued new guidance impacting ASC 320-10, "Investments — Debt and Equity Securities." The guidance amends the other-than-temporary impairment ("OTTI") guidance for debt securities. If the fair value of a debt security is less than its amortized cost basis at the measurement date, the updated guidance requires the Corporation to determine whether it has the intent to sell the debt security or whether it is more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, an entity must recognize full impairment. For all other debt securities that are considered other-than-temporarily impaired and do not meet either condition, the guidance requires that the credit loss portion of impairment be recognized in earnings and the temporary impairment related to all other factors be recorded in other comprehensive income. In addition, the guidance requires additional disclosures regarding impairments on debt and equity securities. The adoption of this guidance did not have an impact on the Corporation's consolidated financial statements.

        In April 2009, the FASB issued new guidance impacting ASC 820-10, "Fair Value Measurements and Disclosures" to provide guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This issuance provides guidance on estimating fair value when there has been a significant decrease in the volume and level of activity for the asset or liability and for identifying transactions that may not be orderly. The guidance requires entities to disclose the inputs and valuation techniques used to measure fair value and to discuss changes in valuation techniques and related inputs, if any, in both interim and annual periods. The Corporation adopted this standard on June 30, 2009. The adoption had no impact on the Corporation's consolidated financial statements.

        In December 2009, the FASB issued FASB ASC 810, Consolidations. This accounting guidance was originally issued in June 2009 and is now included in ASC 810. The guidance amends the consolidation guidance applicable for variable interest entities. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009, and early adoption is prohibited. The adoption will have no impact on the Corporation's consolidated financial statements.

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

        Management uses significant estimates to determine the allowance for credit losses. Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB's control, management's estimate of the amount necessary to absorb credit losses and actual credit losses could differ. DNB's current judgment is that the allowance for credit losses remains appropriate at December 31, 2009.

VII. 2009 Financial Results

A.    Liquidity

        Management maintains liquidity to meet depositors' needs for funds, to satisfy or fund loan commitments, and for other operating purposes. DNB's foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding. Primary liquidity includes investments, Federal funds sold, and interest-bearing cash balances, less pledged securities. DNB also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios. In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $194.1 million at December 31, 2009. Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

        As of December 31, 2009, deposits totaled $507.3 million, up $98.8 million from $408.5 million at December 31, 2008. There were approximately $119.0 million in certificates of deposit (including IRAs) scheduled to mature during the next twelve months. At December 31, 2009, DNB had $55.2 million in un-funded loan commitments. In addition, there was $2.8 million in un-funded letters of credit. Management anticipates the majority of these commitments will be funded by means of normal cash flows.

        The following table sets forth the composition of DNB's deposits at the dates indicated.

Deposits By Major Classification
(Dollars in thousands)

	December 31
	2009	2008	2007	2006	2005

Non-interest-bearing deposits	$46,236	$45,503	$48,741	$50,852	$51,407
Interest-bearing deposits:
NOW	151,597	106,623	82,912	82,579	78,664
Money market	102,427	81,742	93,029	66,352	45,390
Savings	35,973	32,895	38,362	54,956	77,216
Certificates	148,636	124,665	133,530	108,970	70,621
IRA	22,478	17,042	16,346	17,318	16,329

Total deposits	$507,347	$408,470	$412,920	$381,027	$339,627

  Capital Resources and Adequacy

        Stockholders' equity was $42.9 million at December 31, 2009 compared to $30.1 million at December 31, 2008. The increase in stockholders' equity was primarily a result of participation in the U.S. Treasury Capital Purchase program with the issuance of $11.7 million of Preferred Stock as described below, coupled with year-to-date earnings of $1.5 million, a $186,000 change in unrealized gains, net-of-tax, on the securities portfolio and an unrealized actuarial gain on DNB's pension totaling $385,000. These additions to stockholders' equity were partially offset by $586,000 of dividends paid on DNB's common stock, $74,000 of dividends accrued and $465,000 of dividends paid on DNB's Fixed Rate Cumulative Perpetual Preferred Stock.

        Management believes that the Corporation and the Bank have each met the definition of "well capitalized" for regulatory purposes on December 31, 2009. The Bank's capital category is determined for the purposes of applying the bank regulators' "prompt corrective action" regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of the Corporation's or the Bank's overall financial condition or prospects. The Corporation's capital exceeds the Federal Reserve Bank's ("FRB's") minimum leverage ratio requirements for bank holding companies (see additional discussion in Regulatory Matters — Footnote 17 to DNB's consolidated financial statements).

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

        On January 30, 2009, as part of the CPP administered by the United States Department of the Treasury, DNB Financial Corporation entered into a Letter Agreement and a Securities Purchase Agreement with the U.S. Treasury (see additional discussion in Participation in U.S. Treasury Capital Purchase Program, on page 6 of this Form 10-K).

B.    Results of Operations

1.    Summary of Performance

(a)    Summary of Results

        For the year ended December 31, 2009, DNB reported net income of $1.5 million versus $809,000 for 2008. Per share earnings on a fully diluted basis were $0.38, up from $0.31 for the prior year.

        DNB's earnings were impacted by the general economic conditions challenging all commercial banking institutions — the current global and U.S. recession, dramatic declines in the housing market, falling home prices, increased foreclosures and unemployment. During the year, management focused on expense control, increasing liquidity and adherence to sound underwriting standards. To increase liquidity, management increased the size of the investment securities portfolio from $124.1 million at December 31, 2008 to $204.1 million at December 31, 2009. During 2009, DNB continued to focus on expense control and operational efficiencies as operating expenses declined by $141,000 or .84%. Management was able to accomplish this reduction, despite payments to the FDIC for a special assessment and increased rates which were $754,000 more than the amount paid to the FDIC in 2008. In addition, management restructured portions of DNB's investment portfolio and recognized $1.4 million in net gains during 2009. Highlights for the year include:

  •
  Steady growth in loans — up $23.0 million or 6.8%
  •
  Control of non-interest expenses — decrease from 2008 of $141,000 or .84%
  •
  Strengthened capital position — Tier 1 Capital increased 30.1% to $53.1 million

(b)    Significant Events, Transactions and Economic Changes Affecting Results

        Some of DNB's significant events during 2009 include:

  •
  Net loans and leases were $354.0 million at December 31, 2009, up $22.1 million or 6.7% from 2008. The increase was primarily the result of originations by our loan officers, coupled with strategic purchases of Small Business Administration and United States Department of Agriculture guaranteed loans. Commercial mortgage loans grew $33.2 million or 23.9% to $172.1 million and commercial loans increased $4.6 million or 5.5% to $87.8 million. This was offset by declines in consumer loans of $7.9 million or 12.5% to $55.5 million, primarily due to the current economic environment which has lessened consumer demand for home equity loan products as a result of falling housing prices and a higher unemployment rate. In addition, commercial leases declined $3.8 million or 55.0% and residential mortgage loans declined $3.1 million or 7.0%.

  •
  DNB continued its focus on expense control and improving operational efficiencies throughout the bank. As a result, non-interest expenses declined approximately 1% year over year. Non-interest expenses were $16.6 million in 2009, compared to $16.7 million in 2008.

  •
  DNB made $1.3 million in provisions for credit losses during the year in response to the deteriorating economy and its impact on certain of DNB's borrowers. This provision strengthened DNB's Allowance for Credit Losses to Total Loans ratio from 1.36% at December 31, 2008, to 1.52% at December 31, 2009.

(c)    Trends and Uncertainties

        Please refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Introductory Overview on page 19 of this Form 10-K.

(d)    Material Changes in Results

        Please refer to the discussion above in the section titled "Significant Events, Transactions and Economic Changes Affecting Results."

(e)    Effect of Inflation and Changing Rates

        For detailed discussion of the effects of inflation and changes in rates on DNB's results, refer to the discussion below on "Net Interest Income."

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

        During 2009, DNB focused on loan growth and expense control as well as strengthening its capital and liquidity positions. DNB grew loans by $23.0 million or 6.83% during 2009 and reduced its composite cost of funds from 2.59% in 2008 to 1.92% in 2009. DNB also made $1.3 million in provisions for credit losses during the year in response to the deteriorating economy and its impact on certain of DNB's borrowers. Non-interest income increased $99,000 and non-interest expenses decreased $141,000 or approximately 1% year over year. At December 31, 2009, DNB's leverage ratio stood at 8.33% and its total risk-based capital ratio was 14.27%. In response to unprecedented economic turmoil during the latter part of 2008 and the early part of 2009, management decided to increase its liquid assets, primarily investment securities which totaled $204.1 million at December 31, 2009.

        Interest earned on loans and leases was $19.3 million for 2009 compared to $19.7 million for 2008. The average balance on loans and leases was $340.6 million with an average yield of 5.71% in 2009 compared to an average balance of $322.0 million with an average yield of 6.18% in 2008. The decrease in yield was the result of lower interest rates on fixed and prime-based loans as well as a higher level of non-performing assets year over year.

        Interest and dividends on investment securities was $6.5 million and $8.1 million for 2009 and 2008, respectively. The average balance on investment securities was $190.9 million with an average yield of 3.48% in 2009 compared to $164.3 million with an average yield of 4.97% in 2008. Interest and dividends decreased $1.5 million, primarily due to a lower average balance of securities and a lower yield on securities year over year. Total investment securities increased $80.0 million from December 31, 2008 to December 31, 2009, primarily due to the purchase of $259.9 million of securities, offset by $180.2 million of sales, maturities, calls and pay-downs during 2009.

        Interest on deposits was $6.8 million for 2009 compared to $8.9 million for 2008. The average balance of interest-bearing deposits was $414.3 million with an average rate of 1.64% for 2009 compared to $367.0 million with an average rate of 2.42% for 2008. The increase in average balance was primarily the result of our efforts to increase deposits. The decrease in rate was primarily the result of a decrease in the cost of funds resulting from the lower interest rate environment during 2009.

        Interest on FHLB advances was $2.89 million for 2009 compared to $2.90 million for 2008. The average balance on FHLB advances was $58.9 million with an average rate of 4.92% for 2009 compared to $58.1 million with an average rate of 5.00% for 2008.

        Interest on repurchase agreements was $286,000 for 2009 compared to $521,000 for 2008. The average balance on repurchase agreements was $21.2 million with an average rate of 1.35% for 2009 compared to $20.5 million with an average rate of 2.54% for 2008. The decrease in rate was primarily the result of the lower interest rate environment during 2009.

3.    Provision for Credit Losses

        To provide for known and inherent losses in the loan and lease portfolio, DNB maintains an allowance for credit losses. There was a $1.3 million provision made in 2009, compared to a $2.0 million provision made in 2008. Management made a $1.3 million provision in 2009 primarily in response to DNB's increased level of non-performing assets which grew $5.9 million to $13.7 million at December 31, 2009, compared to $7.7 million at December 31, 2008. For a detailed discussion on DNB's reserving methodology, refer to "Item 1 — Determination of the allowance for credit losses" which can be found under "Critical Accounting Policies and Estimates".

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

        Non-interest income was $4.5 million for 2009 compared to $4.4 million for 2008. This increase was primarily due to the sale, redemption and calls of securities having a book value of $146.9 million during the year, resulting in $1.4 million of net gains. The $1.4 million of net gains on sales of securities was $402,000 higher than the $962,000 recorded in 2008. This increase in gains was partially offset by declines in service charges on deposits and wealth management fees. The $142,000 decrease in service charges on deposits was primarily attributable to a year-over-year decrease in non-sufficient funds charges. Wealth management fees were $794,000 for 2009 compared to $820,000 for 2008. This decrease was primarily the result of lower annuity sales in DNB Financial Services.

5.    Non-Interest Expense

        Non-interest expense includes salaries & employee benefits, furniture & equipment, occupancy, professional & consulting fees as well as marketing, printing & supplies and other less significant expense items.

        Non-interest expense was $16.6 million for 2009 compared to $16.7 million for 2008. The $141,000 decrease year over year was due primarily to management's efforts to control expenses during 2009.

Salary and employee benefits. Salary and employee benefits were $8.2 million for 2009 compared to $8.9 million for 2008. The decrease was attributable to lower levels of full-time equivalent employees year over year, coupled with lower benefit costs.

Furniture and equipment. Furniture and equipment expense was $1.6 million for 2009 compared to $1.7 million for 2008. The slight decrease was primarily attributable to lower depreciation on existing furniture and equipment.

Occupancy. Occupancy expense was flat at $1.6 million for both 2009 and 2008.

Professional and consulting. Professional and consulting expenses were flat at $1.3 million for both 2009 and 2008.

FDIC Insurance. FDIC insurance was $1.1 million in 2009 compared to $307,000 in 2008. The $754,000 increase in 2009 was attributable to the $280,000 special assessment paid to the FDIC, in addition to $474,000 more paid to the FDIC for regular premiums. The $474,000 increase was due to higher rates charged by the FDIC, coupled with a higher assessment base.

Other Expenses. Other expenses were flat at $2.2 million for both 2009 and 2008.

6.    Income Taxes

        Income tax expense was $362,000 for 2009 compared to $64,000 for 2008. Income tax expense for each period differs from the amount determined at the statutory rate of 34% due to tax-exempt income on loans and investment securities, DNB's ownership of BOLI policies and tax credits recognized on a low-income housing limited partnership. The effective tax rates for 2009 and 2008 were 18.9% and 7.3%, respectively. The higher effective tax in 2009 was due to higher levels of pre-tax income in 2009, compared to 2008.

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

        DNB's investment portfolio (HTM and AFS securities) totaled $200.0 million at December 31, 2009, up $79.9 million or 67% from $120.1 million at December 31, 2008. On September 30, 2008, DNB reclassified its taxable municipal securities with a net carrying amount of $22.7 million from AFS to HTM. Reclassifying the taxable municipal securities to HTM reduced the volatility and future negative effect on DNB's capital, because HTM securities are not marked-to-market through other comprehensive income, but carried at their amortized cost basis. In general, when securities are held in the HTM portfolio, they can not be sold. After this movement of securities, management anticipated that it would have sufficient cash flow to meet all loan and deposit obligations.

        At December 31, 2009, approximately 78% of DNB's investments were in the AFS portfolio and 22% was in the HTM portfolio. Investments consist mainly of MBS and Agency notes backed by government sponsored enterprises, such as FHLMC, FNMA and FHLB, as well as state and municipal securities. Management regularly reviews its investment portfolio to determine whether any securities are other than temporarily impaired. DNB did not invest in securities backed by sub-prime mortgages. At December 31, 2009, the combined AFS and HTM portfolios had an unrealized pretax gain of $1.4 million and an unrealized pretax loss of $2.2 million. There were no other than temporarily impaired securities.

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

Investment Maturity Schedule, Including Weighted Average Yield
(Dollars in thousands)

	December 31, 2009
Held to Maturity	Less than 1 Year	1-5 Years	5-10 Years	Over 10 Years	No Stated Maturity	Total	Yield

US agency mortgage-backed securities	$4,733	$1,765	$6,311	$—	$—	$12,809	3.98%
Collateralized mortgage obligations	—	—	246	3,421	—	3,667	3.57
State and municipal tax-exempt	231	2,135	1,128	1,960	—	5,454	3.42
State and municipal taxable	—	2,582	11,986	7,668	—	22,236	5.96

Total	$4,964	$6,482	$19,671	$13,049	$—	$44,166	4.87%

Percent of portfolio	11%	15%	45%	29%	—%	100%

Weighted average yield	3.40%	4.09%	5.26%	5.23%	—%	4.87%

Available for Sale	Less than 1 Year	1-5 Years	5-10 Years	Over 10 Years	No Stated Maturity	Total	Yield

US Government agency obligations	$6,611	$39,131	$8,171	$8,147	$—	$62,060	1.86%
Corporate bonds	—	16,617	5,578	—	—	22,195	3.79
US agency mortgage-backed securities	—	—	15,648	44,196	—	59,844	3.60
Collateralized mortgage obligations	—	—	4,121	7,629	—	11,750	3.54
Equity securities	—	—	—	—	13	13	1.69

Total	$6,611	$55,748	$33,518	$59,972	$13	$155,862	2.93%

Percent of portfolio	4%	36%	22%	38%	—%	100%

Weighted average yield	0.99%	2.13%	3.33%	3.33%	1.69%	2.93%

Composition of Investment Securities
(Dollars in thousands)

	December 31
	2009		2008
	Held to Maturity	Available for Sale	Held to Maturity	Available for Sale

US Government agency obligations	$—	$62,060	$—	$6,126
Corporate bonds	—	22,195	—	17,035
US agency mortgage-backed securities	12,809	59,844	27,884	32,379
Collateralized mortgage obligations	3,667	11,750	4,962	5,105
State and municipal tax-exempt	5,454	—	4,513	—
State and municipal taxable	22,236	—	22,036	—
Equity securities	—	13	—	21

Total	$44,166	$155,862	$59,395	$60,666

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

        Net loans and leases were $354.0 million at December 31, 2009, up $22.1 million or 6.7% from 2008. The increase was primarily the result of originations by our loan officers, coupled with strategic purchases of Small Business Administration and United States Department of Agriculture guaranteed loans. Commercial mortgage loans increased $33.2 million or 23.9% to $172.1 million and commercial loans increased $4.6 million or 5.5% to $87.8 million. Consumer loans decreased $7.9 million or 12.5% to

$55.5 million, commercial leases decreased $3.8 million or 55.0% to $3.1 million and residential mortgage loans decreased $3.1 million or 7.0% to $41.0 million.

        The following table sets forth information concerning the composition of total loans outstanding, net of unearned income and fees and the allowance for credit losses, as of the dates indicated.

Total Loans and Leases Outstanding, Net of Allowance for Credit Losses
(Dollars in thousands)

	December 31
	2009	2008	2007	2006	2005

Residential mortgages	$40,951	$44,052	$46,448	$52,636	$43,738
Commercial mortgages	172,117	138,897	111,727	99,333	88,921
Commercial loans	87,778	83,186	81,021	99,732	83,156
Commercial leases	3,077	6,919	13,593	22,994	23,934
Consumer	55,504	63,400	56,553	54,771	48,381

Total loans and leases	359,427	336,454	309,342	329,466	288,130
Less allowance for credit losses	(5,477)	(4,586)	(3,891)	(4,226)	(4,420)

Net loans and leases	$353,950	$331,868	$305,451	$325,240	$283,710

        The following table sets forth information concerning the contractual maturities of the loan portfolio, net of unearned income and fees. For amortizing loans, scheduled repayments for the maturity category in which the payment is due are not reflected below, because such information is not readily available.

Loan and Lease Maturities
(Dollars in thousands)

	December 31, 2009
	Less than 1 Year	1-5 Years	Over 5 Years	Total

Residential mortgages	$12,661	$8,318	$19,972	$40,951
Commercial mortgages	19,450	62,762	89,905	172,117
Commercial term loans	29,312	18,499	39,967	87,778
Commercial leases	770	2,307	—	3,077
Consumer loans	3,339	18,209	33,956	55,504

Total loans and leases	65,532	110,095	183,800	359,427

Loans and leases with fixed interest rates	12,065	72,446	119,797	204,308
Loans and leases with variable interest rates	53,467	37,649	64,003	155,119

Total loans and leases	$65,532	$110,095	$183,800	$359,427

3.    Non-Performing Assets

        Total non-performing assets increased $6.0 million to $13.7 million at December 31, 2009, compared to $7.7 million at December 31, 2008. The increase was primarily attributable to 6 residential and 7 commercial loans that were placed on non-accrual status during 2009. As a result of the increase in non-performing loans, the non-performing loans to total loans ratio increased to 2.55% at December 31, 2009, up from .81% at December 31, 2008. The non-performing assets to total assets ratio increased to 2.16% at December 31, 2009 from 1.45% at December 31, 2008. The non-performing loans to the allowance ratio increased from 59.4% at December 31, 2008 to 167.7% at December 31, 2009. DNB continues to work diligently to improve asset quality by adhering to strict underwriting standards and improving lending policies and procedures. Non-performing assets have, and will continue to have, an impact on earnings; therefore management intends to continue working aggressively to reduce the level of such assets.

        Non-performing assets are comprised of non-accrual loans and leases, loans and leases delinquent over ninety days and still accruing, troubled debt restructurings ("TDRs") as well as Other Real Estate

Owned ("OREO") and other repossessed assets. Non-accrual loans and leases are loans and leases for which the accrual of interest ceases when the collection of principal or interest payments is determined to be doubtful by management. It is the policy of DNB to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier if considered prudent. Interest received on such loans is applied to the principal balance, or may, in some instances, be recognized as income on a cash basis. A non-accrual loan or lease may be restored to accrual status when management expects to collect all contractual principal and interest due and the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms. OREO consists of real estate acquired by foreclosure. Other repossessed assets are primarily assets from DNB's commercial lease portfolio that were repossessed. OREO and other repossessed assets are carried at the lower of cost or estimated fair value, less estimated disposition costs. Any significant change in the level of non-performing assets is dependent, to a large extent, on the economic climate within DNB's market area.

        DNB's Credit Policy Committee monitors the performance of the loan and lease portfolio to identify potential problem assets on a timely basis. Committee members meet to design, implement and review asset recovery strategies, which serve to maximize the recovery of each troubled asset. As of December 31, 2009, DNB had $16.3 million of loans, which, although performing at that date, are believed to require increased supervision and review; and may, depending on the economic environment and other factors, become non-performing assets in future periods. The amount of such loans at December 31, 2008 was $11.2 million. The majority of the loans are secured by commercial real estate, with lesser amounts being secured by residential real estate, inventory and receivables.

        The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, (iii) troubled debt restructurings other than those included in items (i) and (ii), and (iv) OREO as a result of foreclosure or voluntary transfer to DNB as well as other repossessed assets.

Non-Performing Assets
(Dollars in thousands)

	December 31
	2009	2008	2007	2006	2005

Non-accrual loans:
Residential mortgages	$3,081	$362	$697	$—	$—
Commercial mortgages	1,317	—	—	—	5
Commercial term loans	4,374	1,163	—	42	1,017
Commercial leases	157	14	255	38	83
Consumer loans	62	286	569	635	—

Total non-accrual loans	8,991	1,825	1,521	715	1,105
Loans 90 days past due and still accruing	191	900	345	106	245
Troubled debt restructurings	—	—	—	—	—

Total non-performing loans	9,182	2,725	1,866	821	1,350

Other real estate owned & other repossessed property	4,489	4,997	—	—	—

Total non-performing assets	$13,671	$7,722	$1,866	$821	$1,350

Asset quality ratios:
Non-performing loans to total loans	2.6%	0.8%	0.6%	0.3%	0.5%
Non-performing assets to total assets	2.16	1.45	0.34	0.16	0.29
Allowance for credit losses to:
Total loans and leases	1.52	1.36	1.26	1.28	1.53
Non-performing loans and leases	59.6	168.3	208.5	514.7	327.3

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

        In establishing and reviewing the allowance for adequacy, management establishes the allowance for credit losses in accordance with U.S. generally accepted accounting principles, guidance provided by the Securities and Exchange Commission and as prescribed in OCC Bulletin 2006-47. Its methodology for assessing the appropriateness of the allowance consists of several key elements which include: specific allowances for identified problem loans; formula allowances for commercial and commercial real estate loans; and allowances for pooled homogenous loans. In considering national and local economic trends, we review a variety of information including Federal Reserve publications, general economic statistics, foreclosure rates and housing statistics published by third parties. We believe this improves the measure of inherent loss over a complete economic cycle and reduces the impact for qualitative adjustments. This process does not impact losses estimated in accordance with ASC 310.

        The unallocated portion of the allowance is intended to provide for probable losses not otherwise accounted for in management's other elements of its overall estimate. An unallocated component is maintained to cover uncertainties such as changes in the national and local economy, concentrations of credit, expansion into new markets and other factors that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

        In addition, DNB reviews historical loss experience for the commercial real estate, commercial, residential real estate, home equity and consumer installment loan pools to determine a historical loss factor. The historical loss factors are then applied to the current portfolio balances to determine the required reserve percentage for each loan pool based on risk rating. A reserve analysis is performed on individually reviewed loans, but not impaired loans, and excludes individually reviewed impaired loans, based on ASC 310. Historical losses are segregated into risk-similar groups and a loss ratio is determined for each group over a three year period. The three year average loss ratio by type is then used to calculate the estimated loss based on the current balance of each group. This three year time period is appropriate given the DNB's historically low level of losses and, more importantly, represents the current economic environment.

        This analysis is intended to assess the potential for loss within the loan portfolio and to substantiate the adequacy of the allowance. Should the analysis indicate that the allowance is not adequate, management will recommend a provision expense be made in an amount equal to the shortfall derived. In establishing and reviewing the allowance for adequacy, emphasis has been placed on utilizing the methodology prescribed in OCC Bulletin 2006-47. Management believes that the following factors create a comprehensive system of controls in which management can monitor the quality of the loan portfolio.

Consideration has been given to the following factors and variables which may influence the risk of loss within the loan portfolio:

  •
  Changes in the nature and volume of the portfolio and in the terms of loans.

  •
  Changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans.

  •
  The existence and effect of any concentrations of credit, and changes in the level of such concentrations.

  •
  Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses.

  •
  Changes in the experience, ability, and depth of lending management and other relevant staff.

  •
  Changes in the quality of the institution's loan review system.

  •
  Changes in international, national, regional, and local economic and business conditions and developments that affect the collectibility of the portfolio, including the condition of various market segments.

  •
  The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution's existing portfolio.

  •
  Changes in the value of underlying collateral for collateral-dependent loans.

        Portfolio risk includes the levels and trends in delinquencies, impaired loans and changes in the loan rating matrix, trends in volume and terms of loans. Management is satisfied with the stability of the past due and non-performing loans and believes there has been no further decline in the quality of the loan portfolio due to any trend in delinquent or adversely classified loans. Although the aggregate total of classified loans has increased, management is confident in the adequacy of the sources of repayment. In determining the adequacy of the allowance, management considered the deterioration of asset quality in DNB's residential construction and residential first mortgage portfolios, which were factors contributing to the increase in the level of allowance during 2009. In addition to ordering new appraisals and creating specific reserves on impaired loans, the allowance allocation rates were increased, reflective of delinquency trends which have been caused by continued weakness in the housing markets, falling home equity values, and rising unemployment. New appraisal values we have obtained for existing loans have been consistent generally with the declines indicated by the Case-Schiller and other indices.

        Given the contraction in real estate values, DNB closely monitors the loan to value ratios of all classified assets and requires periodic current appraisals to monitor underlying collateral values. Management also reviews borrower, sponsorship and guarantor's financial strength along with their ability and willingness to provide financial support of their obligations on an immediate and continuing basis.

        There was a $1.3 million provision made in 2009, compared to $2.0 million in 2008. DNB's percentage of allowance for credit losses to total loans and leases was 1.52% at December 31, 2009 compared to 1.36% and 1.26% for the years ended December 31, 2008 and 2007, respectively. Management monitors DNB's performance metrics including those ratios related to non-performing loans and leases. The allowance as a percentage of total loans and leases has increased slightly over the last three years at the same time DNB has seen deterioration in the credit quality of the loan portfolio, as evidenced by the increase in non-performing assets. However, these increases do not directly impact DNB's allowance for loan and lease losses as management monitors each of its criticized and classified loans and leases on an individual basis in accordance with ASC 310. Underlying asset values which support collateral dependent loans are monitored on a periodic basis primarily through updated appraisals and reserves are established for any shortfalls in collateral values. In addition, despite the increase in non-performing assets during the last 2 years, charge-offs have been low, relative to the size of the loan and lease portfolio and to the level of non-performing assets. Net charge-offs were $434,000 in 2009 compared to $1.3 million and $395,000 in 2008 and 2007, respectively. The percentage of net charge-offs to total average loans and leases were .13%, .41% and 0.13% during the three years ending December 31, 2009. Management is not aware of any potential problem loans, which were accruing and current at December 31, 2009, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to DNB.

        The increase in the allowance for loan loss ratio reflects management's estimate of the level of inherent losses in the portfolio, which continued to increase during 2009 due to a recessionary economy, rising unemployment, a weakened housing market and deterioration in income-producing properties. The increase in non-performing assets, driven by residential homebuilder loans, income producing commercial investor real estate loans and residential loans was a key determining dynamic in the assessment of inherent losses and, as a result, was an important factor in determining the allowance level.

        We typically establish a general valuation allowance on classified loans which are not impaired. In establishing the general valuation allowance, we segregate these loans by category. The categories used by DNB include "doubtful," "substandard," "special mention," "watch list" and "pass." For commercial and construction loans, the determination of the category for each loan is based on periodic reviews of each loan by our lending and credit officers as well as an independent, third-party consultant. The reviews include a consideration of such factors as recent payment history, current financial data, cash flow, financial projections, collateral evaluations, guarantor or sponsorship financial strength and current economic and business conditions. Categories for mortgage and consumer loans are determined through a similar review. Classification of a loan within a category is based on identified weaknesses that increase the credit risk of loss on the loan. Each category carries a target rate for the allowance percentage to be assigned to the loans within that category. The allowance percentage, which is refined based on the specific circumstances of each classified loan, is determined based on inherent losses associated with each type of lending as determined through consideration of our loss history with each type of loan, trends in credit quality and collateral values, and an evaluation of current economic and business conditions.

        We establish a general allowance on non-classified loans to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem loans. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages to each category. An evaluation of each category is made to determine the need to further segregate the loans within each category by type. For our residential mortgage and consumer loan portfolios, we identify similar characteristics throughout the portfolio including credit scores, loan-to-value ratios and collateral. For our commercial real estate and construction loan portfolios, a further analysis is made in which we segregated the loans by type based on the purpose of the loan and the collateral properties securing the loan. Various risk factors for each type of loan are considered, including the impact of general economic and business conditions, collateral value trends, credit quality trends and historical loss experience.

        As of December 31, 2009, DNB had $13.7 million of non-performing assets, which included $9.2 million of non-performing loans and $4.5 million of OREO. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $9.0 million at December 31, 2009. Of this, $3.5 million had a valuation allowance of $531,000 and $5.5 million had no specific allowance as of December 31, 2009. For those impaired loans that management determined that no specific valuation allowance was necessary, management has reviewed the appraisal for each loan and determined that there is no shortfall in the collateral. In general, management reduces the amount of the appraisal by the estimated cost of acquisition and disposition of the underlying collateral and compares that adjusted value with DNB's carrying value. For those impaired loans that have not been assigned a specific valuation allowance, DNB reserves at the rate of approximately 6% used for loans rated substandard under the general allowance. During the year ended December 31, 2009, we did not recognize any impairment charges related to loans. Impaired loans had a carrying amount of $1.2 million at December 31, 2008. The valuation allowance on impaired loans was $120,000 as of December 31, 2008. Loans are reviewed for impairment which is measured in accordance with FASB ASC 310-10-35. Impaired loans can either be secured or unsecured, not including large groups of smaller balance loans that are collectively evaluated. Impairment is measured by the difference between the loan amount and the present value of the future cash flow discounted at the loan's effective interest rate, or, alternatively the fair value of the collateral if the loan is collateral dependent. An impaired loan may not represent an expected loss.

        We typically order new third-party appraisals or collateral valuations when a loan becomes impaired or is transferred to OREO. This is done within two weeks of a loan becoming impaired or a loan moving to OREO. It generally takes two to eight weeks to receive the appraisals, depending on the type of property being appraised. We recognize any provision or related charge-off within two weeks of receiving the appraisal after the appraisal has been reviewed by DNB. We generally order a new appraisal every twelve months, unless management determines more frequent appraisals are necessary. DNB had appraisals dated and reviewed within three months of December 31, 2009 for all impaired loans, with the exception of one loan participation we purchased from another bank. We typically request new appraisals from lead banks so that the receipt and review of the appraisal is in conformity with our own internal policy and procedures. However, DNB does not have any control over the timely delivery of the appraisal from a lead bank. During the later part of March 2010, we received a new appraisal from the lead bank for a $2.8 million residential land development loan. Management is in the process of reviewing the appraisal and discussing various aspects of the appraisal with the lead bank. We currently have $180,000 reserved against this loan in the general allowance. A preliminary review of the appraisal indicates that we may need to provide an additional $100,000-$150,000 for this loan during the first quarter of 2010. Based on this, the after tax impact could be between $80,000 and $120,000, however the final determination of the additional reserve will depend on a complete review and approval by management. We use updated valuations when time constraints do not permit a full appraisal process, to reflect rapidly changing market conditions. Because appraisals and updated valuations utilize historical data in reaching valuation conclusions, the appraised or updated value may or may not reflect the actual sales price that we will receive at the time of sale. Management uses the qualitative factor "Changes in the value of underlying collateral for collateral-dependent loans" to establish a reserve to mitigate this risk.

        Real estate appraisals typically include up to three approaches to value: the sales comparison approach, the income approach (for income-producing property) and the cost approach. Not all appraisals utilize all three approaches to value. Depending on the nature of the collateral and market conditions, the appraiser may emphasize one approach over another in determining the fair value of collateral.

        Appraisals may also contain different estimates of value based on the level of occupancy or future improvements. "As-is" valuations represent an estimate of value based on current market conditions with no changes to the collateral's use or condition. "As-stabilized" or "as-completed" valuations assume that the collateral is improved to a stated standard or achieves its highest and best use in terms of occupancy. "As-stabilized" valuations may be subject to a present value adjustment for market conditions or the schedule for improvements.

        In connection with the valuation process, we will typically develop an exit strategy for the collateral by assessing overall market conditions, the current condition and use of the asset and its highest and best use. For most income-producing real estate, investors value most highly a stable income stream from the asset; consequently, we conduct a comparative evaluation to determine whether conducting a sale on an "as-is"

basis or on an "as-stabilized" basis is most likely to produce the highest net realizable value and compare these values with the costs incurred and the holding period necessary to achieve the "as stabilized" value.

        Our estimates of the net realizable value of collateral include a deduction for the expected costs to sell the collateral or such other deductions as deemed appropriate. For most real estate collateral, we apply an eight to thirteen percent deduction to the value of real estate collateral to determine its expected costs to sell the asset. This estimate generally includes real estate commissions, one year of real estate taxes and miscellaneous repair and closing costs. If we receive a purchase offer that requires unbudgeted repairs, or if the expected holding period for the asset exceeds one year, then we include the additional real estate taxes and repairs or other holding costs in the expected costs to sell the collateral on a case-by-case basis.

Analysis of Allowance for Credit Losses
(Dollars in thousands)

	Year Ended December 31
	2009	2008	2007	2006	2005

Beginning balance	$4,586	$3,891	$4,226	$4,420	$4,436
Provisions	1,325	2,018	60	—	—
Loans charged off:
Real estate	(390)	(132)	—	—	—
Commercial	—	(254)	(1)	—	(31)
Leases	(61)	(287)	(458)	(360)	—
Consumer	(45)	(608)	(27)	(5)	(15)
Deposit overdrafts	(99)	(120)	—	—	—

Total charged off	(595)	(1,401)	(486)	(365)	(46)

Recoveries:
Real estate	31	8	7	8	6
Commercial	93	—	15	44	20
Leases	12	28	62	117	—
Consumer	1	7	7	2	4
Deposit overdrafts	24	35	—	—	—

Total recoveries	161	78	91	171	30

Ending balance	$5,477	$4,586	$3,891	$4,226	$4,420

        The following table sets forth the composition of DNB's allowance for credit losses at the dates indicated.

Composition of Allowance for Credit Losses
(Dollars in thousands)

December 31
	2009		2008		2007		2006		2005
	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans

Real estate	$2,552	59%	$1,456	54%	$1,320	51%	$954	46%	$927	46%
Commercial*	1,896	24	1,615	25	744	26	1,155	30	1,220	29
Leases	150	1	450	2	680	4	1,191	7	1,132	8
Consumer	473	16	407	19	821	18	347	17	305	17
Unallocated	406	—	658	—	326	—	579	—	836	—

Total	$5,477	100%	$4,586	100%	$3,891	100%	$4,226	100%	$4,420	100%

* Includes commercial construction

5.    Certain Regulatory Matters

        Recent market conditions have made it difficult or uneconomical to access the capital markets. As a result, at the end of 2008 and the beginning of 2009, the United States Congress, the Treasury, and the FDIC announced various programs designed to enhance market liquidity and bank capital. In response to the disruptions in the financial system during 2008 and 2009, management increased liquidity and pledgable assets by increasing the size of the investment securities portfolio from $124.1 million at December 31, 2008 to $204.1 million at December 31, 2009. On January 30, 2009, as part of the CPP administered by the United States Department of the Treasury, DNB Financial Corporation entered into a Letter Agreement and a Securities Purchase Agreement with the U.S. Treasury (see additional discussion in Participation in U.S. Treasury Capital Purchase Program, on page 6 of this Form 10-K).

        Dividends payable to the Corporation by the Bank are subject to certain regulatory limitations. Under normal circumstances, the payment of dividends in any year without regulatory permission is limited to the net profits (as defined for regulatory purposes) for that year, plus the retained net profits for the preceding two calendar years. The sum of these items amounted to $1.8 million for the year ended December 31, 2009. During 2009, the Bank paid $488,000 to the Corporation. During 2010, the Bank will need to provide dividends to the Corporation in connection with the $11,750,000 of Fixed Rate Cumulative Perpetual Preferred Stock sold on January 30, 2009 as part of the CPP administered by the United States Department of the Treasury.

        The FDIC has authority to assess and change federal deposit insurance assessment rates on assessable deposits of the Bank. For further information, please refer to the discussion of FDIC deposit insurance assessments under Part I, Item 1 ("Business"), section (c) ("Narrative Description of Business") — "Supervision and Regulation — Bank" under the heading "Deposit Insurance Assessments" on page 12 of this report. DNB's FDIC insurance expense was $1.1 million in 2009.

        DNB was well capitalized at December 31, 2009 and met all regulatory capital requirements. Please refer to Footnote 17 for a table that summarizes required capital ratios and the corresponding regulatory capital positions of DNB and the Bank at December 31, 2009.

6.    Off Balance Sheet Arrangements

        In the normal course of business, various commitments and contingent liabilities are outstanding, such as guarantees and commitments to extend credit, borrow money or act in a fiduciary capacity, which are not reflected in the consolidated financial statements. Management does not anticipate any significant losses as a result of these commitments.

        DNB had outstanding stand-by letters of credit totaling $2.8 million and unfunded loan and lines of credit commitments totaling $55.2 million at December 31, 2009.

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

        DNB maintains borrowing arrangements with a correspondent bank and the FHLB of Pittsburgh, as well as access to the discount window at the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $194.1 million. At December 31, 2009 DNB had borrowed $53.0 million against available lines of credit.

        As of December 31, 2009, approximately $41.6 million of assets are held by DNB Advisors in a fiduciary, custody or agency capacity. These assets are not assets of DNB, and are not included in the consolidated financial statements.

        The following table sets forth DNB's known contractual obligations as of December 31, 2009. The amounts presented below do not include interest.

	Payments Due by Period
Contractual Obligations (Dollars in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

FHLB advances	$53,000	$28,000	$5,000	$10,000	$10,000
Repurchase agreements	16,529	16,529	—	—	—
Capital lease obligations	642	21	50	66	505
Operating lease obligations	3,459	480	919	822	1,238
Junior subordinated debentures	9,279	—	—	—	9,279

Total	$82,909	$45,030	$5,969	$10,888	$21,022

	Expiration by Period
Off Balance Sheet Obligations (Dollars in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Commitments to extend credit	$55,237	$14,915	$5,659	$8,127	$26,536
Letters of credit	2,778	2,594	158	—	26

Total	$58,015	$17,509	$5,817	$8,127	$26,562

        During 2010 the Bank will need to provide dividends to the Corporation in connection with the $11,750,000 of Fixed Rate Cumulative Perpetual Preferred Stock sold on January 30, 2009 as part of the CPP administered by the United States Department of the Treasury. These payments are not included in the table above.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

        To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes Key Rate Duration and Economic Value of Equity ("EVE") models. The Key Rate Duration measures the differences in durations in various maturity buckets and indicates potential asset and liability mismatches. Because of balance sheet optionality, an EVE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different if rates change. Results falling outside prescribed ranges require action by management. At December 31, 2009 and 2008, DNB's variance in the economic value of equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the table below. The change as a percentage of the present value of equity with a 200 basis point increase or decrease at December 31, 2008 was within DNB's negative 25% guideline. The change as a percentage of the present value of equity with a 200 basis point increase or decrease at December 31, 2009 was slightly above DNB's negative 25% guideline. Possible actions by management to reduce this variance in a +200 basis point scenario include the reduction of longer term assets, shorten the duration of the investment portfolio to reduce interest rate risk and price volatility, shorten the term of fixed rate loans or originate variable rate loans, increase longer term certificates and increased capital levels through increased earnings.

(Dollars in thousands)	December 31, 2009			December 31, 2008

Change in rates	Flat	-200bp	+200bp	Flat	-200bp	+200bp

EVE	$39,095	$43,264	$28,920	$29,196	$30,554	$25,831
Change		4,169	(10,175)		1,358	(3,365)
Change as a % of assets		0.7%	(1.6)%		0.3%	(0.6)%
Change as a % of PV equity		10.7%	(26.0)%		4.7%	(11.5)%

Item 8.        Financial Statements and Supplementary Data

DNB FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Dollars in thousands, except share data)

	December 31
	2009	2008

Assets
Cash and due from banks	$35,832	$9,780
Federal funds sold	8,000	38,338

Cash and cash equivalents	43,832	48,118

AFS investment securities, at fair value (amortized cost of $156,268 in 2009 and $61,265 in 2008)	155,862	60,666
HTM investment securities (fair value of $43,742 in 2009 and $58,525 in 2008)	44,166	59,395
Restricted stock	4,067	4,065

Total investment securities	204,095	124,126

Loans and leases	359,427	336,454
Allowance for credit losses	(5,477)	(4,586)

Net loans and leases	353,950	331,868

Office property and equipment, net	8,775	9,665
Accrued interest receivable	2,703	2,127
OREO & other repossessed property	4,489	4,997
Bank owned life insurance	7,887	7,580
Core deposit intangible	210	259
Net deferred taxes	3,866	3,496
Other assets	4,441	1,211

Total assets	$634,248	$533,447

Liabilities and Stockholders' Equity
Liabilities
Non-interest-bearing deposits	$46,236	$45,503
Interest-bearing deposits:
NOW	151,597	106,623
Money market	102,427	81,742
Savings	35,973	32,895
Time	171,114	141,707

Total deposits	507,347	408,470

FHLB advances	53,000	60,000
Repurchase agreements	16,529	20,185
Junior subordinated debentures	9,279	9,279
Other borrowings	642	659

Total borrowings	79,450	90,123

Accrued interest payable	743	1,154
Other liabilities	3,832	3,642

Total liabilities	591,372	503,389

Commitments and contingencies (Note 15)
Stockholders' Equity
Preferred stock, $10.00 par value; 1,000,000 shares authorized; $1,000 liquidation preference per share; 11,750 issued at December 31, 2009 and none issued at December 31, 2008	11,511	—
Common stock, $1.00 par value; 10,000,000 shares authorized; 2,861,618 and 2,863,024 issued, respectively	2,875	2,867
Stock warrants	151	—
Treasury stock, at cost; 243,593 and 256,420 shares, respectively	(4,727)	(4,811)
Surplus	35,179	35,082
Accumulated deficit	(666)	(1,062)
Accumulated other comprehensive loss, net	(1,447)	(2,018)

Total stockholders' equity	42,876	30,058

Total liabilities and stockholders' equity	$634,248	$533,447

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	Year Ended December 31
	2009	2008

Interest and Dividend Income:
Interest and fees on loans and leases	$ 19,343	$ 19,725
Interest and dividends on investment securities:
Taxable	6,347	7,895
Exempt from federal taxes	189	174
Interest on cash and cash equivalents	69	468

Total interest and dividend income	25,948	28,262

Interest Expense:
Interest on NOW, money market and savings	2,700	4,193
Interest on time deposits	4,115	4,704
Interest on FHLB advances	2,897	2,907
Interest on Federal Reserve borrowing	12	—
Interest on repurchase agreements	286	521
Interest on junior subordinated debentures	530	628
Interest on other borrowings	89	95

Total interest expense	10,629	13,048

Net interest income	15,319	15,214
Provision for credit losses	1,325	2,018

Net interest income after provision for credit losses	13,994	13,196

Non-interest Income:
Service charges	1,447	1,589
Wealth management	794	820
Increase in cash surrender value of BOLI	307	259
Gain on sale of securities	1,364	962
Loss on sale of OREO	(98)	—
Write-down of OREO	(226)	(70)
Other fees	919	848

Total non-interest income	4,507	4,408

Non-interest Expense:
Salaries and employee benefits	8,195	8,868
Furniture and equipment	1,589	1,750
Occupancy	1,624	1,588
Professional and consulting	1,266	1,263
Marketing	446	509
Printing and supplies	167	239
FDIC insurance	1,061	307
Other expenses	2,242	2,207

Total non-interest expense	16,590	16,731

Income before income taxes	1,911	873
Income tax expense	362	64

Net income	$ 1,549	$ 809

Preferred stock dividends and accretion of discount	567	—

Net income available to common stockholders	$ 982	$ 809

Earnings per share:
Basic	$ 0.38	$ 0.31
Diluted	$ 0.38	$ 0.31
Cash dividends per share	$ 0.23	$ 0.46
Weighted average common shares outstanding:
Basic	2,606,596	2,602,902
Diluted	2,606,596	2,605,565

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income
(Dollars in thousands)

	Preferred Stock	Common Stock	Stock Warrants	Treasury Stock	Surplus	Accumulated Deficit	Accumulated Other Compre- hensive Income (Loss)	Total

Balance at January 1, 2008	$—	$2,860	$—	$(4,757)	$34,888	$(771)	$415	$32,635
Comprehensive Income:
Net income	—	—	—	—	—	809	—	809
Other comprehensive income, net of tax:
Unrealized losses on investments, net	—	—	—	—	—	—	(1,322)	(1,322)
Unrealized actuarial losses — pension, net	—	—	—	—	—	—	(1,111)	(1,111)

Total comprehensive income								$(1,624)

Restricted stock compensation expense	—	7	—	—	226	—	—	233
Cash dividends ($.46 per share)	—	—	—	—	—	(1,180)	—	(1,180)
Purchase of treasury shares (19,719 shares)	—	—	—	(284)	—	—	—	(284)
Sale of treasury shares to 401-K plan (13,158 shares)	—	—	—	230	(54)	—	—	176
Deferred Compensation Plan	—	—	—	—	—	80	—	80
Stock compensation tax benefit	—	—	—	—	22	—	—	22

Balance at December 31, 2008	—	2,867	—	(4,811)	35,082	(1,062)	(2,018)	30,058
Comprehensive Income:
Net income	—	—	—	—	—	1,549	—	1,549
Other comprehensive income, net of tax:
Unrealized gains on investments, net	—	—	—	—	—	—	186	186
Unrealized actuarial gains — pension, net	—	—	—	—	—	—	385	385

Total comprehensive income								$2,120

Issuance of preferred stock, net of issuance cost	11,483	—	—	—	—	—	—	11,483
Preferred stock discount accretion	28	—	—	—	—	(28)	—	—
Stock warrants issued	—	—	151	—	—	—	—	151
Restricted stock compensation expense	—	8	—	—	97	—	—	105
Cash dividends ($.23 per share)	—	—	—	—	—	(586)	—	(586)
Cash dividends — Preferred	—	—	—	—	—	(465)	—	(465)
Purchase of treasury shares (2,554 shares)	—	—	—	(14)	—	—	—	(14)
Sale of treasury shares to 401-K plan (15,381 shares)	—	—	—	98	—	—	—	98
Preferred stock dividends accrued	—	—	—	—	—	(74)	—	(74)

Balance at December 31, 2009	$11,511	$2,875	$151	$(4,727)	$35,179	$(666)	$(1,447)	$42,876

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31
	2009	2008

Cash Flows From Operating Activities:
Net income	$1,549	$809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	2,701	1,321
Provision for credit losses	1,325	2,018
Unvested stock amortization	105	233
Net gain on sale of securities	(1,364)	(962)
Net loss on sale and write downs of OREO and other repossessed property	349	—
(Increase) decrease in accrued interest receivable	(576)	483
(Increase) decrease in other assets	(2,373)	321
Earnings from investment in BOLI	(307)	(259)
Decrease in interest payable	(411)	(344)
Deferred tax benefit	(432)	(233)
Decrease in other liabilities	(190)	(617)

Net Cash Provided By Operating Activities	376	2,770

Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Sales	130,583	167,853
Maturities, repayments and calls	32,326	21,529
Purchases	(257,915)	(117,313)
Activity in held-to-maturity securities:
Sales	1,680	—
Maturities, repayments and calls	15,635	8,151
Purchases	(2,023)	(39,725)
Net increase in restricted stock	(2)	(647)
Net increase in loans and leases	(24,012)	(33,432)
Proceeds from sale of OREO and other repossessed property	595	—
Purchase of property and equipment	(400)	(1,076)

Net Cash (Used) Provided By Investing Activities	(103,533)	5,340

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	98,877	(4,450)
Proceeds from FHLB advances	—	20,820
Repayment of FHLB advances	(7,000)	(10,820)
Decrease in short term repurchase agreements	(3,656)	(9,738)
Decrease in other borrowings	(17)	(16)
Dividends paid	(1,051)	(1,011)
Issuance of preferred stock and warrants	11,634	—
Sale (purchase) of treasury stock, net	84	(108)

Net Cash Provided (Used) By Financing Activities	98,871	(5,323)

Net Change in Cash and Cash Equivalents	(4,286)	2,787
Cash and Cash Equivalents at Beginning of Year	48,118	45,331

Cash and Cash Equivalents at End of Year	$43,832	$48,118

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$11,040	$13,392
Income taxes	402	678
Supplemental Disclosure of Non-cash Flow Information:
Change in unrealized losses on investment securities	$193	$(2,003)
Change in deferred taxes due to change in unrealized losses on AFS securities	(66)	681
Transfer securities from AFS to HTM, at fair value (amortized cost of $22,670)	—	21,987
Change in unsettled securities purchased included in other liabilities	—	(5,940)
Transfers from loans and leases to real estate owned and other repossessed property	383	4,997

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        DNB Financial Corporation (the "Corporation" or "DNB") through its wholly owned subsidiary, DNB First, National Association (the "Bank"), formerly Downingtown National Bank, has been serving individuals and small to medium sized businesses of Chester County, Pennsylvania since 1860. DNB Capital Trust I and II are special purpose Delaware business trusts, which are not consolidated (see additional discussion in Junior Subordinated Debentures — Footnote 9). The Bank is a locally managed commercial bank providing personal and commercial loans and deposit products, in addition to investment and trust services from thirteen community offices. The Bank encounters vigorous competition for market share from commercial banks, thrift institutions, credit unions and other financial intermediaries.

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

        In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the balance sheets, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Although our current estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that in 2010, actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Amounts subject to significant estimates are items such as the allowance for loan and lease losses and lending related commitments, the fair value of repossessed assets, pension and post-retirement obligations, the fair value of financial instruments and other-than-temporary impairments. Among other effects, such changes could result in future impairments of investment securities, and establishment of allowances for loan and lease losses and lending related commitments as well as increased benefit plans' expenses.

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

        Cash and Due From Banks    For purposes of the consolidated statement of cash flows, cash and due from banks, and federal funds sold are considered to be cash equivalents. Generally, federal funds are sold for one-day periods. DNB is required to maintain certain daily reserve balances in accordance with Federal Reserve Board requirements. The average reserve balance maintained at the Federal Reserve for the years ended December 31, 2009 and 2008 was approximately $200,000 and $250,000 respectively.

        Investment Securities    Investment securities are classified and accounted for as follows:

        Held-To-Maturity ("HTM") includes debt securities that DNB has the positive intent and ability to hold to maturity. Debt securities are reported at cost, adjusted for amortization of premiums and accretion of discounts.

        Trading Account ("TA") includes securities that are generally held for a short term in anticipation of market gains. Such securities would be carried at fair value with realized and unrealized gains and losses on trading account securities included in the statement of operations. DNB did not have any securities classified as TA during 2009 or 2008.

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

        Other Than Temporary Impairment Analysis Securities are evaluated on a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether declines in their value are other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline, and whether or not management intends to sell or expects that it is more likely than not that it will be required to sell the security prior to an anticipated recovery of the fair value. Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to the credit loss is reflected in operations. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. DNB recorded no impairment charges in 2009 or 2008.

        Restricted Stock includes investments in Federal Home Loan Bank of Pittsburgh (FHLBP), Federal Reserve Bank (FRB) and Atlantic Central Bankers Bank (ACBB) stock which are carried at cost and are redeemable at par with certain restrictions. Investments in these stocks are necessary to participate in FHLB, FRB and ACBB programs. On December 23, 2008, the FHLBP announced that it will indefinitely suspend dividend payments and repurchases of excess capital stock, due to low short-term interest rates, increased costs of maintaining liquidity and constrained access to debt markets at attractive rates. Management's evaluation and determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of an investment's cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time the decline has persisted, (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP.

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

        Allowance for Credit Losses    The allowance for credit losses is an estimate of the credit loss risk in our loan and lease portfolio. The allowance is based on two basic principles of accounting; 1) requires that losses be accrued when it is probable that a loss has occurred at the balance sheet date and such losses can be reasonable estimated; and 2) requires that losses be accrued on impaired loans based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. DNB's credit loss allowance policies involve significant judgments and assumptions by management which may have a material impact on the carrying value of net loans and, potentially, on the net income recognized by DNB from period to period. The allowance for credit losses is based on management's ongoing evaluation of the loan and lease portfolio and reflects an amount considered by management to be its best estimate of the amount necessary to absorb known and inherent losses in the portfolio. Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, diversification of the portfolios, delinquency statistics, results of loan review and related classifications, and historic loss rates. In addition, certain individual loans which management has identified as problematic are specifically provided for, based upon an evaluation of the borrower's perceived ability to pay, the estimated adequacy of the underlying collateral and other relevant factors. In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for credit losses. They may require additions to the allowance based upon their judgments about information available to them at the time of examination. Although provisions are established and segmented by type of loan, based upon management's assessment of their differing inherent loss characteristics, the entire allowance for credit losses is available to absorb losses in any category.

        Management uses significant estimates to determine the allowance for credit losses. Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB's control, management's estimate of the amount necessary to absorb credit losses and actual credit losses could differ. DNB's current judgment is that the valuation of the allowance for credit losses is appropriate at December 31, 2009.

        Other Real Estate Owned & Other Repossessed Property    Other real estate owned ("OREO") and other repossessed property consists of properties acquired as a result of, or in-lieu-of, foreclosure as well as other repossessed assets. Properties classified as OREO are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the properties are capitalized and costs relating to holding the properties are charged to expense. DNB had OREO and other repossessed property totaling $4.5 million at December 31, 2009 and $5.0 million at December 31, 2008.

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

        Income Taxes    DNB accounts for Income Taxes in accordance with the income tax accounting guidance set forth in FASB ASC Topic 740, Income Taxes.

        The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. DNB determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

        Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management's judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

        DNB recognizes interest and penalties on income taxes as a component of income tax expense. The Company is no longer subject to examinations by taxing authorities for the years before January 1, 2006.

        Pension Plan    The Bank maintains a noncontributory defined benefit pension plan covering substantially all employees over the age of 21 with one year of service. Plan benefits are based on years of service and the employee's monthly average compensation for the highest five consecutive years of their last ten years of service (see Note 14 — Benefit Plans).

        Stock Option Plan    Stock compensation accounting guidance (FASB ASC718, Compensation — Stock Compensation) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. The stock compensation accounting guidance covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

        The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees' service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black-Sholes model is used to estimate the fair value of stock options, while the market price of the Corporation's common stock at the date of grant is used for restricted stock awards. No new options were granted in 2009 or 2008; therefore, DNB did not recognize any compensation cost related to options in 2009 or 2008.

        Preferred Stock    Preferred stock ranks senior to common stock with respect to dividends and has preference in the event of liquidation. The shares of fixed rate cumulative perpetual preferred stock, Series 2008A ("Series 2008A Preferred Stock") issued to the United States Treasury ("U.S. Treasury") under the TARP Capital Purchase Program ("CPP") of the Emergency Economics Stabilization Act of 2008 and the warrants issued under the CPP are accounted for as permanent equity on the Consolidated Statements of Financial Condition. The proceeds received were allocated between the Series 2008A Preferred Stock and the warrants based upon their relative fair values as of the date of issuance which resulted in the recording of a discount of the Series 2008A Preferred Stock upon issuance that reflects the value allocated to the warrants. The discount is accreted by a charge to accumulate deficit on a straight-line basis over the expected life of the preferred stock of five years.

        The Series 2008a Preferred Stock pays cumulative dividends at a rate of five percent per annum until the fifth anniversary of the date of issuance, and thereafter at a rate of nine percent per annum. Dividends are payable quarterly in arrears and accrued as earned over the period the Series 2008A Preferred Stock is outstanding. Preferred dividends paid (declared and accrued) and the related accretion is deducted from net income for computing income available to common stockholders and earnings per share computations.

        Earnings Per Share (EPS)    Basic EPS is computed based on the weighted average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that could occur from unvested stock awards and the exercise of stock options and warrants computed using the treasury stock method. Stock options and awards for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the EPS calculation. Treasury shares are not deemed outstanding for earnings per share calculations.

        Comprehensive Income    Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains on securities available for sale, and unrealized losses related to factors other than credit on debt securities, and changes in the funded status of the pension plan which are also recognized as separate components of equity.

        Treasury Stock    Common stock shares repurchased are recorded as treasury stock at cost.

        Trust Assets    Assets held by DNB Advisors in fiduciary or agency capacities are not included in the consolidated financial statements since such items are not assets of DNB. Operating income and expenses of DNB Advisors are included in the consolidated statements of operations and are recorded on an accrual basis.

        Subsequent Events    Management has considered subsequent events in preparing the December 31, 2009 Consolidated Financial Statements.

Recent Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued an update to Accounting Standard Codification 105-10, "Generally Accepted Accounting Principles". This standard establishes the FASB Accounting Standard Codification ("Codification" or "ASC") as the source of authoritative U.S. GAAP recognized by the FASB for nongovernmental entities. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is a reorganization of existing U.S. GAAP and does not change existing U.S. GAAP. The Corporation adopted this standard during the third quarter of 2009. The adoption had no impact on the Corporation's consolidated financial statements.

        In June 2009, the FASB issued new guidance impacting FASB ASC 860, Transfers and Servicing ASC Topic 860, "Transfers and Servicing." New authoritative accounting guidance under ASC Topic 860, "Transfers and Servicing," amends prior accounting guidance as follows: (i) eliminates the concept of a qualified special purpose entity ("QSPE"); (ii) requires a transferor to consider all arrangements made contemporaneously with or in anticipation of a transfer when determining whether derecognition is appropriate; (iii) clarifies the requirement that a transferred financial asset be legally isolated from the transferor and any of its consolidated affiliates; (iv) introduces the concept of a participating interest which is applied to transfers of portions of financial assets to determine derecognition eligibility; (v) modifies the conditions required for a transfer of financial assets to qualify as a sale; (vi) changes the initial measurement guidance for asset transfers that qualify as sales: and (vii) stipulates that guaranteed mortgage securitizations ("GMS") that fail to meet the conditions for sale accounting will result in the continued classification of the securitized mortgage loans as loans and will not enable a transferor to recognize a servicing asset or liability. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and will have no impact on the Corporation's consolidated financial statements.

        In August 2009, the FASB issued Accounting Standards Update ("ASU") 2009-05, "Measuring Liabilities at Fair Value", which updates ASC 820-10, "Fair Value Measurements and Disclosures". The updated guidance clarifies that the fair value of a liability can be measured in relation to the quoted price of the liability when it trades as an asset in an active market, without adjusting the price for restrictions that prevent the sale of the liability. This guidance is effective beginning October 1, 2009. The adoption of this guidance did not have an impact on the Corporation's consolidated financial statements.

        In April 2009, the FASB issued new guidance impacting ASC 320-10, "Investments — Debt and Equity Securities." The guidance amends the other-than-temporary impairment ("OTTI") guidance for debt securities. If the fair value of a debt security is less than its amortized cost basis at the measurement date, the updated guidance requires the Corporation to determine whether it has the intent to sell the debt security or whether it is more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, an entity must recognize full impairment. For all other debt securities that are considered other-than-temporarily impaired and do not meet either condition, the guidance requires that the credit loss portion of impairment be recognized in earnings and the temporary impairment related to all other factors be recorded in other comprehensive income. In addition, the guidance requires additional disclosures regarding impairments on debt and equity securities. The adoption of this guidance did not have an impact on the Corporation's consolidated financial statements.

        In April 2009, the FASB issued new guidance impacting ASC 820-10, "Fair Value Measurements and Disclosures" to provide guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This issuance provides guidance on estimating fair value when there has been a significant decrease in the volume and level of activity for the asset or liability and for identifying transactions that may not be orderly. The guidance requires entities to disclose the inputs and valuation techniques used to measure fair value and to discuss changes in valuation techniques and related inputs, if any, in both interim and annual periods. The Corporation adopted this standard on June 30, 2009. The adoption had no impact on the Corporation's consolidated financial statements.

        In December 2009, the FASB issued FASB ASC 810, Consolidations. This accounting guidance was originally issued in June 2009 and is now included in ASC 810. The guidance amends the consolidation guidance applicable for variable interest entities. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009, and early adoption is prohibited. The adoption will have no impact on the Corporation's consolidated financial statements.

(2)    INVESTMENT SECURITIES

        The amortized cost and estimated fair values of investment securities, as of the dates indicated, are summarized as follows:

	December 31, 2009
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Held To Maturity
Government Sponsored Entities (GSE) mortgage-backed securities	$12,809	$348	$—	$13,157
Collateralized mortgage obligations (GSE)	3,667	29	(24)	3,672
State and municipal tax-exempt bonds	5,454	105	—	5,559
State and municipal taxable bonds	22,236	294	(1,176)	21,354

Total	$44,166	$776	$(1,200)	$43,742

Available For Sale
US Government agency obligations	$62,168	$64	$(172)	$62,060
Government Sponsored Entities (GSE) mortgage-backed securities	59,593	432	(181)	59,844
Collateralized mortgage obligations (GSE)	11,723	64	(37)	11,750
Corporate bonds	22,752	54	(611)	22,195
Equity securities	32	—	(19)	13

Total	$156,268	$614	$(1,020)	$155,862

	December 31, 2008
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Held To Maturity
Government Sponsored Entities (GSE) mortgage-backed securities	$27,884	$447	$(2)	$28,329
Collateralized mortgage obligations (GSE)	4,962	1	(111)	4,852
State and municipal tax-exempt bonds	4,513	50	(1)	4,562
State and municipal taxable bonds	22,036	78	(1,332)	20,782

Total	$59,395	$576	$(1,446)	$58,525

Available For Sale
US Government agency obligations	$6,075	$51	$—	$6,126
Government Sponsored Entities (GSE) mortgage-backed securities	32,063	410	(94)	32,379
Collateralized mortgage obligations (GSE)	5,011	94	—	5,105
Corporate bonds	18,084	300	(1,349)	17,035
Equity securities	32	—	(11)	21

Total	$61,265	$855	$(1,454)	$60,666

        Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The table below details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at December 31, 2009 and 2008.

	December 31, 2009
(Dollars in thousands)	Total Fair Value	Total Unrealized Loss	Fair value Impaired Less Than 12 Months	Unrealized Loss Less Than 12 Months	Fair value Impaired More Than 12 Months	Unrealized Loss More Than 12 Months

Held To Maturity
Collateralized mortgage obligations (GSE)	$2,202	$(24)	$1,123	$(2)	$1,079	$(22)
State and municipal taxable	12,679	(1,176)	6,546	(169)	6,133	(1,007)

Total	$14,881	$(1,200)	$7,669	$(171)	$7,212	$(1,029)

Available For Sale
Corporate bonds	$12,239	$(611)	$5,877	$(308)	$6,362	$(303)
US Government agency obligations	29,863	(172)	29,863	(172)	—	—
Collateralized mortgage obligations (GSE)	7,134	(37)	7,134	(37)	—	—
GSE mortgage-backed securities	11,896	(181)	11,896	(181)	—	—
Equity securities	13	(19)	—	—	13	(19)

Total	$61,145	$(1,020)	$54,770	$(698)	$6,375	$(322)

	December 31, 2008
(Dollars in thousands)	Total Fair Value	Total Unrealized Loss	Fair value Impaired Less Than 12 Months	Unrealized Loss Less Than 12 Months	Fair value Impaired More Than 12 Months	Unrealized Loss More Than 12 Months

Held To Maturity
Collateralized mortgage obligations (GSE)	$4,246	$(111)	$—	$—	$4,246	$(111)
State and municipal tax-exempt	527	(1)	527	(1)	—	—
State and municipal taxable	13,018	(1,332)	13,018	(1,332)	—	—
GSE mortgage-backed securities	118	(2)	118	(2)	—	—

Total	$17,909	$(1,446)	$13,663	$(1,335)	$4,246	$(111)

Available For Sale
Corporate bonds	$12,329	$(1,349)	$12,329	$(1,349)	$—	$—
GSE mortgage-backed securities	7,161	(94)	5,482	(61)	1,679	(33)
Equity securities	21	(11)	—	—	21	(11)

Total	$19,511	$(1,454)	$17,811	$(1,410)	$1,700	$(44)

        As of December 31, 2009, there were 4 mortgage backed securities, 8 municipal obligations, 10 corporate bonds, 11 agency notes, 7 collateralized mortgage obligations and 7 equity securities which were in an unrealized loss position. DNB does not intend to sell these securities and management of DNB does not expect to be required to sell any of these securities prior to a recovery of its cost basis. Management does not believe any individual unrealized loss as of December 31, 2009 represents an other-than-temporary impairment. DNB had $6.4 million in AFS securities and $7.2 million in HTM securities, which have had fair values below amortized cost for more than twelve continuous months at December 31, 2009. The total unrealized loss of these securities was $322,000 and $1.0 million, respectively. DNB reviews its investment portfolio on a quarterly basis judging each investment for other-than temporary impairment (OTTI). The OTTI analysis focuses on duration and amount a security is below book. As of December 31, 2009, the following securities were reviewed:

        U.S. Government agency obligations. The unrealized losses on the eleven investments in U.S Government agency portfolio were caused by interest rate increases and are all impaired for less than twelve months. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because DNB does not intend to sell the investments and it is not more likely than not that DNB will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, DNB does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

        GSE Collateralized mortgage obligations. The unrealized losses on the seven investments in Collateralized mortgage obligations portfolio were caused by interest rate increases, of which five are impaired for less than twelve months and two are impaired for more than twelve months. The contractual terms of those investments do not permit the issuer to settle these securities at a price less than the amortized cost basis of the investments. Because DNB does not intend to sell the investments and it is not more likely than not that DNB will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, DNB does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

        Corporate bonds. The unrealized losses on the ten investments in the Corporate Bonds portfolio were caused by three factors: an increase in rates since the bonds were purchased, a decline in certain bonds ratings since the bonds were purchased and a widening of corporate spreads over treasury equivalents since the bonds were purchased. At December 31, 2009, all of the bonds were rated as investment grade by one or more of the major rating agencies. Five are impaired for less than twelve months and five are impaired for more than twelve months. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because DNB does not intend to sell the investments and it is not more likely than not that DNB will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, DNB does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

        GSE mortgage-backed securities. The unrealized losses on the four investments in the GSE mortgage-backed securities portfolio were caused by interest rate increases and are all impaired for less than twelve months. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because DNB does not intend to sell the investments and it is not more likely than not that DNB will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, DNB does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

        Equity securities. DNB's investment in six marketable equity securities consist primarily of investments in common stock of community banks in Pennsylvania. The unrealized losses on the six investments in the Equity securities portfolio were all impaired for more than twelve months. The severity and duration of the impairment are driven by higher collateral losses, wider credit spreads, and changes in interest rates within the financial services sector. DNB evaluated the prospects of all issuers in relation to the severity and duration of the impairment. Based on this analysis and an evaluation of DNB's ability and intent to hold these investments for a reasonable period of time sufficient for each security to increase to DNB's cost, DNB does not intend to sell these investments and it is not more likely than not that DNB will be required to sell the investments before recovery of their cost, DNB does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

        State and municipal taxable securities. The unrealized losses on the eight investments in State and municipal taxable securities portfolio were caused by the fact that some of the insurance companies that were insuring these bonds, were downgraded, and consequently, the overall ratings on the bonds declined (however the underlying ratings on these bonds have not declined). In addition, the Federal government passed legislation promoting Build America Bonds in an effort to stimulate the economy. Build America Bonds are more attractive to potential buyers than bonds issued in prior years in our portfolio, because Build America Bonds are taxable municipal bonds that carry special tax credits and federal subsidies for either the bond issuer or the bondholder. Build America Bonds were created under the American Recovery and Reinvestment Act signed into law on February 17, 2009. There were no changes in the underlying credit of these bonds. Four are impaired for less than twelve months and four are impaired for more than twelve months. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because DNB does not intend to sell the investments and it is not more likely than not that DNB will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, DNB does not consider these investments to be other-than-temporarily impaired at December 31, 2009. A further description of the four securities impaired for more that twelve months is as follows:

        DNB holds a zero coupon taxable limited general obligation municipal bonds backed by property taxes. Bonds are insured by AGM. Bonds are rated Aa3 by Moody's. The issuer, Cook County School District #89, has never deferred or defaulted on interest payments on this issue, so credit risk is acceptable. Taxable municipal bonds trade frequently, so liquidity risk is acceptable. The security matures on 12/1/15 with a modified duration of 5.75 years, so interest rate risk is acceptable. With no embedded options, earnings potential is good. This bond currently has a loss of $116,734 which represents 7.7% of book value.

        DNB holds a fixed rate taxable unlimited general obligation municipal bond backed by ad valorem property taxes. Bonds are insured by AMBAC. Bonds are not rated. The issuer, Blount County, TN, has never deferred or defaulted on interest payments on this issue, so credit risk is acceptable. Taxable municipal bonds trade frequently, so liquidity risk is acceptable. The security matures on 6/1/24 with a modified duration of 5.90 years, so interest rate risk is acceptable. With a coupon of 6.00% and a call option on 6/1/17, earnings potential is good. This bond currently has a loss of $415,267 which represents 20.5% of book value.

        DNB holds a fixed rate taxable tax allocation municipal bond backed by tax increment allocation revenues. Bonds are insured by AMBAC. Bonds are rated A- by S&P with an A- underlying rating. The issuer, Monrovia, CA, has never deferred or defaulted on interest payments on this issue, so credit risk is acceptable. Taxable municipal bonds trade frequently, so liquidity risk is acceptable. The security matures on 5/1/28 with a modified duration of 10.56 years, so interest rate risk is acceptable. With a coupon of 6.28% and a call option on 5/1/16, earnings potential is good. This bond currently has a loss of $104,158 which represents 15.0% of book value.

        DNB holds a fixed rate taxable revenue municipal bond backed by university revenues. Bonds are insured by XLCA. Bonds are rated A1 by Moody's with an A1 underlying rating. The issuer, Iowa University has never deferred or defaulted on interest payments on this issue, so credit risk is acceptable. Taxable municipal bonds trade frequently, so liquidity risk is acceptable. The security matures on 7/1/33 with a modified duration of 11.84 years, so interest rate risk is acceptable. With a coupon of 6.10% and a call option on 7/1/18, earnings potential is good. This bond currently has a loss of $370,988 which represents 12.8% of book value.

        The amortized cost and estimated fair value of investment securities as of December 31, 2009, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid without penalties.

	Held to Maturity		Available for Sale
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$4,964	$4,999	$6,591	$6,611
Due after one year through five years	6,482	6,658	56,075	55,748
Due after five years through ten years	19,671	19,965	33,550	33,518
Due after ten years	13,049	12,120	60,020	59,972
No stated maturity	—	—	32	13

Total investment securities	$44,166	$43,742	$156,268	$155,862

        DNB sold $130.6 million and $167.9 million securities from the AFS portfolio during 2009 and 2008, respectively. DNB also sold $1.7 million securities from the HTM portfolio during 2009. The sales from HTM in 2009 were permissible under accounting guidelines as the remaining factors on the pools was less than 15% of the original principal. Gains and losses resulting from investment sales, redemptions or calls were as follows:

	Year Ended December 31
(Dollars in thousands)	2009	2008

Gross realized gains	$1,412	$964
Gross realized losses	48	2

Net realized gain	$1,364	$962

        At December 31, 2009 and 2008, investment securities with a carrying value of approximately $158 million and $100 million, respectively, were pledged to secure public funds, repurchase agreements, FHLB advances and for other purposes as required by law. See Footnote 7 regarding the use of certain securities as collateral.

        As of September 30, 2008, DNB reclassified its taxable municipal securities with a book value (net carrying amount) of $22.7 million from available-for-sale (AFS) to held-to-maturity (HTM). Reclassifying the taxable municipal securities to HTM will reduce the volatility and future negative effect on DNB's capital, because HTM securities are not marked-to-market through other comprehensive income, but carried at their amortized cost basis. The fair value of our taxable municipal securities was $22.0 million at September 30, 2008, the date of their reclassification. The $683,000 difference between their book value and their fair value will be treated like a discount and accreted into interest income over the remaining life of the security. The unrealized loss on these securities, which is in accumulated other comprehensive income, will be amortized as an adjustment of yield in a manner consistent with the discount, thus offsetting or mitigating the effect on interest income of the amortization of the discount.

(3)    LOANS AND LEASES

	December 31
(Dollars in thousands)	2009	2008

Residential mortgage	$40,951	$44,052
Commercial mortgage	172,117	138,897
Commercial	87,778	83,186
Leases	3,077	6,919
Consumer	55,504	63,400

Total loans and leases	$359,427	$336,454
Less allowance for credit losses	(5,477)	(4,586)

Net loans and leases	$353,950	$331,868

        Included in the loan portfolio are loans for which DNB has ceased the accrual of interest (i.e. non-accrual loans). Loans of approximately $9.0 million and $1.8 million as of December 31, 2009 and 2008, respectively, were on a non-accrual basis. DNB also had loans of approximately $191,000 and $900,000 that were 90 days or more delinquent, but still accruing as of December 31, 2009 and 2008, respectively. If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

	Year Ended December 31
(Dollars in thousands)	2009	2008

Interest income which would have been recorded under original terms	$505	$121
Interest income recorded during the year	(89)	(58)

Net impact on interest income	$416	$63

        DNB had $16.3 million of loans, which, although performing at December 31, 2009, are believed to require increased supervision and review, and may, depending on the economic environment and other factors, become non-performing assets in future periods. There was $11.2 million of such loans at December 31, 2008. The majority of these loans are secured by commercial real estate with lesser amounts being secured by residential real estate, inventory and receivables.

        DNB has a significant concentration of residential and commercial mortgage loans collateralized by first mortgage liens on properties located in Chester County. DNB did not have any concentration of loans to borrowers engaged in similar activities that exceed 10% of total loans at December 31, 2009, except for loans of approximately $66.7 million relating to commercial real estate buildings. See Footnote 7 regarding the use of certain loans as collateral.

(4)    ALLOWANCE FOR CREDIT LOSSES

        Changes in the allowance for credit losses, for the years indicated, are as follows:

	Year Ended December 31
(Dollars in thousands)	2009	2008

Beginning balance	$4,586	$3,891
Provision	1,325	2,018
Loans charged off	(435)	(994)
Leases charged off	(61)	(287)
Deposit overdrafts charged off	(99)	(120)
Recoveries	161	78

Net charge-offs	(434)	(1,323)

Ending balance	$5,477	$4,586

        During the later part of March 2010, we received a new appraisal from the lead bank of a participation loan for a $2.8 million residential land development loan. Management is in the process of reviewing the appraisal and discussing various aspects of the appraisal with the lead bank. We currently have $180,000 reserved against this loan in the general allowance. A preliminary review of the appraisal indicates that we may need to provide an additional $100,000-$150,000 for this loan during the first quarter of 2010. Based on this, the after tax impact could be between $80,000 and $120,000, however the final determination of the additional reserve will depend on a complete review and approval by management.

        Impaired loans are loans individually evaluated for collectibility, and which will probably not be collected in accordance with their contractual terms. The average recorded investment in 2008 is higher than the total recorded investment in the table below due primarily to the transfer of loans to OREO totaling approximately $5.0 million during 2008, the majority being moved during the fourth quarter. Information regarding impaired loans is presented as follows:

	Year Ended December 31
(Dollars in thousands)	2009	2008

Total recorded investment	$8,991	$1,163
Impaired loans with a specific allowance	3,497	1,163
Impaired loans without a specific allowance	5,494	—
Average recorded investment	7,901	6,236
Specific allowance allocation	531	120
Total cash collected	654	313
Interest income recorded	46	108

(5)    OFFICE PROPERTY AND EQUIPMENT

	Estimated Useful Lives	December 31
(Dollars in thousands)		2009	2008

Land		$611	$611
Buildings	5-31.5 years	10,662	10,139
Furniture, fixtures and equipment	2-20 years	12,703	12,826

Total cost		23,976	23,576
Less accumulated depreciation		(15,201)	(13,911)

Office property and equipment, net		$8,775	$9,665

        Amounts charged to operating expense for depreciation for the years ended December 31, 2009 and 2008 amounted to $1.3 million and $1.3 million, respectively.

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

(6)    DEPOSITS

        Included in interest bearing time deposits are certificates of deposit issued in amounts of $100,000 or more. These certificates and their remaining maturities were as follows:

(Dollars in thousands)	December 31 2009

Three months or less	$27,300
Over three through six months	16,232
Over six through twelve months	18,124
Over one year through two years	15,959
Over two years	11,279

Total	$88,894

        Certificates of deposit scheduled to mature have the following remaining maturities:

(Dollars in thousands)	December 31 2009

One year or less	$118,968
Over one year through two years	18,706
Over two years through three years	13,585
Over three years through four years	4,479
Over four years through five years	15,376
Over five years	—

Total	$171,114

(7)    FHLB ADVANCES AND SHORT-TERM BORROWED FUNDS

        DNB's short-term borrowed funds consist of borrowings at the Federal Home Loan Bank of Pittsburgh (FHLBP), repurchase agreements and Federal funds purchased. Repurchase agreements and Federal funds purchased generally represent one-day borrowings. Borrowings at the FHLB consist of overnight and 90 day borrowings. DNB had $16.5 million of repurchase agreements at December 31, 2009 with an average rate of 1.38% and $20.2 million of repurchase agreements at December 31, 2008 with an average rate of 1.31%.

        In addition to short-term borrowings, DNB maintains borrowing arrangements with a correspondent bank and the FHLB of Pittsburgh, as well as access to the discount window at the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $194.1 million. DNB has a maximum borrowing capacity at the FHLB of approximately $184.1 million. At December 31, 2009, DNB had $53.0 million of outstanding long-term advances, which mature at various dates through the year-ended December 31, 2015, as shown in the table below. Of the advances maturing in 2010 and thereafter, $43.0 million are convertible term advances and are callable, at the FHLB's option, at various dates starting on January 20, 2010. None of these advances were called on that date. If an advance is called by the FHLB, DNB has the option of repaying the borrowing, or continuing to borrow at three month Libor plus 10-14 basis points, depending on the advance. DNB had $60.0 million of outstanding long-term FHLB advances are collateralized by loans and investment securities, and a lien on the Bank's FHLB stock.

	December 31, 2009
(Dollars in thousands)	Weighted Average Rate	Amount

Due by December 31, 2010	5.34%	$28,000
Due by December 31, 2011	5.46	5,000
Thereafter	4.17	20,000

Total	4.91%	$53,000

(8)    CAPITAL LEASE AND OPERATING LEASE OBLIGATIONS

        Included in other borrowings is a long-term capital lease agreement, which relates to DNB's West Goshen branch. As of December 31, 2009 the branch has a carrying amount of $407,000, net of accumulated depreciation of $343,000, and is included in the balance of office properties and equipment in the accompanying statements of financial condition. The following is a schedule of the future minimum lease payments, together with the present value of the net minimum lease payments, as of December 31, 2009:

(Dollars in thousands)	Year ended December 31 Amount

2010	$106
2011	106
2012	106
2013	106
2014	106
Thereafter	817

Total minimum lease payments	1,347
Less amount representing interest	(705)

Present value of net minimum lease payments	$642

        The following is a schedule of the future minimum operating lease payments as of December 31, 2009:

(Dollars in thousands)	Year ended December 31 Amount

2010	$480
2011	465
2012	454
2013	454
2014	368
Thereafter	1,238

Total minimum lease payments	$3,459

(9)    JUNIOR SUBORDINATED DEBENTURES

        DNB has two issuances of junior subordinated debentures (the "debentures") as follows. The majority of the proceeds of each issuance were invested in DNB's subsidiary, DNB First, National Association, to increase the Bank's capital levels. The junior subordinated debentures issued in each case qualify as a component of capital for regulatory purposes. DNB Capital Trust I and II are special purpose Delaware business trusts, which are not consolidated.

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

(10)    FAIR VALUE OF FINANCIAL INSTRUMENTS

        FASB ASC Topic 820, Fair Value Measurements and Disclosures, which we adopted on January 1, 2008, establishes a fair value hierarchy based on the nature of data inputs for fair value determinations, under which DNB is required to value each asset within its scope using assumptions that market participations would utilize to value that asset. When DNB uses its own assumptions, it is required to disclose additional information about the assumptions used and the effect of the measurement on earnings or the net change in assets for the period.

        The three levels of the fair value hierarchy under FASB ASC Topic 820 are as follows:

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

        A description of the valuation methodologies used for assets measured at fair value is set forth below:

        DNB's available-for-sale investment securities, which generally include U.S. government agencies and mortgage backed securities, collateralized mortgage obligations, corporate bonds and equity securities are reported at fair value. These securities are valued by an independent third party ("preparer"). The preparer's evaluations are based on market data. They utilize evaluated pricing models that vary by asset and incorporate available trade, bid and other market information. For securities that do not trade on a daily basis, their evaluated pricing applications apply available information such as benchmarking and matrix pricing. The market inputs normally sought in the evaluation of securities include benchmark yields, reported trades, broker/dealer quotes (only obtained from market makers or broker/dealers recognized as market participants), issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data. For certain securities additional inputs may be used or some market inputs may not be applicable. Inputs are prioritized differently on any given day based on market conditions.

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

        Impaired loans are those loans that the Bank has measured impairment generally based on the fair value of the loan's collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

        OREO assets are adjusted to fair value less estimated selling costs upon transfer of the loans to OREO. Subsequently, OREO assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral. There assets are included as level 3 fair values.

        The following table summarizes the assets at December 31, 2009 and December 31, 2008 that are recognized on DNB's balance sheet using fair value measurement determined based on the differing levels of input.

	December 31, 2009
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value

Assets Measured at Fair Value on a Recurring Basis
Securities available for sale	$13	$155,849	$—	$155,862

Total assets measured at fair value on a recurring basis	$13	$155,849	$—	$155,862

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$—	$—	$2,966	$2,966
OREO & other repossessed property	—	—	4,489	4,489

Total assets measured at fair value on a nonrecurring basis	$—	$—	$7,455	$7,455

	December 31, 2008
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value

Assets Measured at Fair Value on a Recurring Basis
Securities available for sale	$21	$60,645	$—	$60,666

Total assets measured at fair value on a recurring basis	$21	$60,645	$—	$60,666

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$—	$1,163	$—	$1,163
OREO & other repossessed property	—	4,997	—	4,997

Total assets measured at fair value on a nonrecurring basis	$—	$6,160	$—	$6,160

        Impaired loans.    Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $9.0 million at December 31, 2009. Of this, $3.5 million had a valuation allowance of $531,000 and $5.5 million had no allowance as of December 31, 2009. Impaired loans had a carrying amount of $1.2 million at December 31, 2008. The valuation allowance on impaired loans was $120,000 as of December 31, 2008.

        Other Real Estate Owned & other repossessed property.    Other real estate owned ("OREO") consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as OREO and other repossessed property are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. DNB had $4.5 million of such assets at December 31, 2009, which consisted of $4.4 million in OREO and $109,000 in other repossessed property. DNB had $5.0 million of such assets at December 31, 2008, which consisted of $4.9 million in OREO and $93,000 in other repossessed property. Subsequent to the repossession of these assets, DNB wrote down their carrying values by $226,000 during the year ending December 31, 2009, based on appraisals.

        Below is management's estimate of the fair value of all financial instruments, whether carried at cost or fair value on the Company's consolidated balance sheet. The carrying amounts and estimated fair values of financial instruments at December 31, 2009 and December 31, 2008 are as follows:

	December 31
	2009		2008
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets
Cash and cash equivalents	$43,832	$43,832	$48,118	$48,118
AFS investment securities	155,862	155,862	60,666	60,666
HTM investment securities	44,166	43,742	59,395	58,525
Loans and leases, net of allowance	353,950	346,986	331,868	329,964
Accrued interest receivable	2,703	2,703	2,127	2,127
Financial liabilities
Deposits	507,347	503,552	408,470	405,414
Borrowings	70,171	73,782	80,844	86,108
Junior subordinated debentures	9,279	5,647	9,279	5,158
Accrued interest payable	743	743	1,154	1,154
Off-balance sheet instruments	—	—	—	—

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

        The fair value for non-accrual loans not based on fair value of collateral was derived through a discounted cash flow analysis, which includes the opportunity costs of carrying a non-performing asset. An estimated discount rate was used for these non-accrual loans, based on the probability of loss and the expected time to recovery.

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

        Off-balance-sheet Instruments (Disclosed at Cost)    Off-balance-sheet instruments are primarily comprised of loan commitments, which are generally priced at market at the time of funding. Fees on commitments to extend credit and stand-by letters of credit are deemed to be immaterial and these instruments are expected to be settled at face value or expire unused. It is impractical to assign any fair value to these instruments. At December 31, 2009, un-funded loan commitments totaled $55.2 million. Stand-by letters of credit totaled $2.8 million at December 31, 2009. At December 31, 2008, un-funded loan commitments totaled $55.3 million. Stand-by letters of credit totaled $3.0 million at December 31, 2008.

(11)    FEDERAL INCOME TAXES

        Income tax expense (benefit) was comprised of the following:

	Year Ended December 31
(Dollars in thousands)	2009	2008

Current tax expense:
Federal	$786	$291
State	8	7
Deferred income tax (benefit):
Federal	(432)	(234)
State	—	—

Income tax expense	$362	$64

        The effective income tax rates of 20% for 2009 and 7% for 2008 were different than the applicable statutory Federal income tax rate of 34%. The reason for these differences follows:

	Year Ended December 31
(Dollars in thousands)	2009	2008

Federal income taxes at statutory rate	$650	$297
Decrease resulting from:
Low income housing credits	(36)	(36)
Tax-exempt interest and dividend preference	(130)	(161)
Change in valuation allowance	(2)	—
Bank owned life insurance	(104)	(88)
Other, net increase	(16)	52

Income tax expense	$362	$64

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31
(Dollars in thousands)	2009	2008

Deferred tax assets:
Allowance for credit losses	$1,862	$1,559
Unrealized losses on securities	138	204
Unrealized losses on reclassified securities	202	—
Unrealized loss on pension obligation	406	604
AMT credit carry forward	361	357
Low income housing tax credit carry forward	343	546
Capital loss disallowance	441	443
Unvested stock awards	65	30
Deferred gain on sale / leaseback on buildings	49	104
Deferred compensation (SERP)	338	256
Non-accrued interest	193	69
Charitable contributions carryover	—	44
Joint venture difference	98	81
Deferred compensation (BOLI)	252	252
Provision for unfunded loans	50	—
Accrued expenses	11	16

Total gross deferred tax assets	4,809	4,565
Deferred tax liabilities:
Depreciation	(215)	(191)
Pension expense	(49)	(104)
Tax bad debt reserve	—	(74)
Bank shares tax credit	(86)	(68)
Prepaid expenses	(152)	(189)

Total gross deferred tax liabilities	(502)	(626)

Valuation allowance	(441)	(443)

Net deferred tax asset	$3,866	$3,496

        As of December 31, 2009, DNB had no material unrecognized tax benefits or accrued interest and penalties. It is the DNB's policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense. Federal and state tax years 2006 through 2009 were open for examination as of December 31, 2009.

        During 2009, DNB decreased the valuation allowance for federal tax assets by $2,000 related to realized capital gains that were offset by DNB's capital loss carryovers. During 2008, there was no change to the valuation allowance.

        DNB has capital loss carryovers of $1,293,000 which will expire on December 31, 2010 if not utilized. DNB has recorded a valuation allowance of $441,000 for the entire amount of tax benefits associated with this item. In addition, DNB had AMT and low-income housing tax credit (LIHC) carry forwards as of December 31, 2009 of $361,000 and $343,000, respectively. The AMT credit carry forward has an indefinite life. The LIHC carry forward has a life of twenty years and will begin to expire in the year 2023, if not used. We believe it is more likely than not that these tax credits will be utilized.

(12)    EARNINGS PER SHARE

        Basic earnings per share ("EPS") is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the treasury stock method and reflects the potential dilution that could occur from the exercise of stock options, and warrants and the amortized portion of unvested stock awards. Stock options and unvested stock awards for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. Treasury shares are not deemed outstanding for calculations. There were 186,311 anti-dilutive stock warrants, 169,503 anti-dilutive stock options outstanding and 24,101 anti-dilutive stock awards at December 31, 2009. There were 181,828 anti-dilutive stock options outstanding and 24,574 anti-dilutive stock awards at December 31, 2008. See Note 17 for a discussion of stock warrants issued in conjunction with Preferred shares issued to the U.S. Treasury Department as part of the CPP. The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31
	2009			2008

(In thousands, except share data)	Income	Shares	Amount	Income	Shares	Amount

Basic EPS
Net income available to common stockholders	$982	2,607	$0.38	$809	2,603	$0.31

Diluted EPS
Effect of dilutive common stock awards	—	—	—	—	3	—

Net income available to common stockholders	$982	2,607	$0.38	$809	2,606	$0.31

(13)    OTHER COMPREHENSIVE INCOME (LOSS)

        The components of "Other Comprehensive Income (Loss)" and the related tax effects are as follows:

(Dollars in thousands)	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount

Year Ended December 31, 2009:
Unrealized gains on securities:
Unrealized holding gains arising during the period	$1,557	$(530)	$1,027
Accretion of discount on AFS to HTM reclassification	89	(30)	59
Less reclassification for gains included in net income	(1,364)	464	(900)
Unrealized actuarial gains — pension	583	(198)	385

Other Comprehensive Income	$865	$(294)	$571

Year Ended December 31, 2008:
Unrealized losses on securities:
Unrealized holding losses arising during the period	$(1,041)	$354	$(687)
Less reclassification for gains included in net income	(962)	327	(635)
Unrealized actuarial losses — pension	(1,683)	572	(1,111)

Other Comprehensive Loss	$(3,686)	$1,253	$(2,433)

        The components of accumulated other comprehensive income (loss) included in stockholders' equity, are as follows:

	December 31
(Dollars in thousands)	2009	2008

Net unrealized loss on AFS securities	$(406)	$(599)
Tax effect	138	204
Net of tax amount	(268)	(395)
Discount on AFS to HTM reclassification	(594)	(683)
Tax effect	202	232
Net of tax amount	(392)	(451)
Unrealized actuarial losses-pension	(1,193)	(1,776)
Tax effect	406	604
Net of tax amount	(787)	(1,172)

Total	$(2,193)	$(3,058)
Tax effect	746	1,040

Net of tax amount	$(1,447)	$(2,018)

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

        The following table sets forth the Plan's funded status, as of the measurement dates of December 31, 2009 and 2008 and amounts recognized in DNB's consolidated financial statements at December 31, 2009 and 2008:

	December 31
(Dollars in thousands)	2009	2008

Projected benefit obligation	$(6,715)	$(6,428)

Accumulated benefit obligation	(6,715)	(6,428)
Fair value of plan assets	6,015	5,308

Amounts recognized in the statement of financial position consist of:
Liabilities	$(700)	$(1,120)

Funded status	$(700)	$(1,120)

Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net loss	$1,193	$1,776

Total	$1,193	$1,776

        The amounts and changes in DNB's pension benefit obligation and fair value of plan assets for the years ended December 31, 2009 and 2008 are as follows:

	Year ended December 31
(Dollars in thousands)	2009	2008

Change in benefit obligation
Benefit obligation at beginning of year	$6,428	$6,557
Interest cost	393	406
Actuarial loss	217	(213)
Benefits paid	(323)	(343)
Service cost	—	21

Benefit obligation at end of year	$6,715	$6,428

Change in plan assets
Fair value of assets at beginning of year	$5,308	$6,968
Actual return on plan assets	1,056	(1,317)
Benefits paid	(323)	(343)
Estimated expenses	(26)	—

Fair value of assets at end of year	$6,015	$5,308

        The Plan's assets are invested using an asset allocation strategy in units of certain equity, bond, real estate and money market funds. The following table summarizes the weighted average asset allocations as of the dates indicated:

	December 31
	2009	2008

Cash and cash equivalents	6.8%	21.6%

Equity securities	17.0	30.5
Fixed income securities	76.2	47.9

Total	100.0%	100.0%

        Equity securities consist mainly of equity common trust funds and mutual funds. Fixed income securities consist mainly of fixed income common trust funds and individual securities. Pension plan assets are invested with a moderate growth objective, with target asset allocations of approximately 60 - 70% bonds and cash and approximately 30 - 40% in stocks.

        Net periodic pension costs for the years indicated include the following components:

	Year Ended December 31
(Dollars in thousands)	2009	2008

Service cost	$21	$21
Interest cost	393	406
Expected return on plan assets	(306)	(355)
Recognized net actuarial loss	54	32

Net periodic cost	$162	$104

Assumptions used:
Discount rate	6.00%	6.50%
Rate of increase in compensation level	N/A	N/A
Expected long-term rate of return on assets	6.00	5.25

DNB's estimated future benefit payments are as follows:

(Dollars in thousands)	Period	Benefits

	2010	$340
	2011	314
	2012	330
	2013	326
	2014	361
	2015-2019	2,156

        The fair value of DNB's pension plan assets at December 31, 2009 by asset category are as follows:

	December 31, 2009
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value

Mutual fund-equity
US equities	$715	$—	$—	$715
International equities	303	—	—	303
Real estate	180	—	—	180
Mutual funds — fixed income
Domestic fixed income	2,976	—	—	2,976
US corporate bonds, notes and cash
Corporate bonds	1,404	—	—	1,401
Cash	437	—	—	437

Total assets measured at fair value on a recurring basis	$6,015	$—	$—	$6,015

        Retirement and Death Benefit Agreement    On November 24, 1999, the Bank and Henry F. Thorne, its then current Chief Executive Officer (the "Executive"), entered into a Death Benefit Agreement providing for supplemental death and retirement benefits for him (the "Supplemental Plan"). The Supplemental Plan provided that the Bank and the Executive share in the rights to the cash surrender value and death benefits of a split-dollar life insurance policy (the "Policy") and provided for additional compensation to the Executive, equal to any income tax consequences related to the Supplemental Plan until retirement. The Policy reflected as Bank Owned Life Insurance on the accompanying statements of financial condition is increased each period to the extent the cash surrender value of the policy increases. The policy is designed to provide the Executive, upon attaining age 65, with projected annual after-tax distributions of approximately $35,000, funded by loans against the cash surrender value of the Policy. In addition, the Policy is intended to provide the Executive with a projected death benefit of $750,000. Neither the insurance company nor the Bank guaranteed any minimum cash value under the Supplemental Plan.

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

        401(k) Retirement Savings Plan    During the fourth quarter of 1994, the Bank adopted a retirement savings plan intended to comply with Section 401(k) of the Internal Revenue Code of 1986. Prior to January 1, 2004, employees became eligible to participate after 6 months of service, and would thereafter participate in the 401(k) plan for any year in which they have been employed by the Bank for at least 501 hours. Effective January 1, 2004, employees were eligible to participate in the plan immediately after hire and regardless of the hours they were employed in any year. Effective July 1, 2005 all employees, with the exception of on-call employees, were eligible to participate in the plan immediately after hire and regardless of the hours they were employed in any year. In general, amounts held in a participant's account are not distributable until the participant terminates employment with the Bank, reaches age 59 1/2, dies or becomes permanently disabled.

        Participants are permitted to authorize pre-tax savings contributions to a separate trust established under the 401(k) plan, subject to limitations on deductibility of contributions imposed by the Internal Revenue Code. Effective July 1, 2007 the Bank amended the plan to allow after-tax contributions to be made as well. The contributions are subject to the same limitations. The Bank made matching contributions of $.25 for every dollar of deferred salary, up to 6% of each participant's annual compensation from the inception of the plan until December 31, 2008. Effective January 1, 2010, management indicated that it would evaluate discretionary matching contributions each quarter based upon DNB's financial performance. The Corporation's matching contributions to the 401(k) plan was $0 in 2009 and $88,000 in 2008. On January 1, 2005, the Bank adopted a safe harbor provision for the plan which requires a 3% qualified non-elective contribution to be made to any employee with wages in the current year. Vesting in these qualified non-elective contributions is 100% at all times.

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

        DNB's related expense associated with the Profit Sharing Plan was $473,000 and $212,000 in 2009 and 2008, respectively.

        Stock Option Plan    DNB has a Stock Option Plan for employees and directors. Under the plan, options (both qualified and non-qualified) to purchase a maximum of 643,369 (as adjusted for subsequent stock dividends) shares of DNB's common stock could be issued to employees and directors.

        Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years. Vesting of options under the plan is determined by the Plan Committee. There were 223,079 and 201,335 shares available for grant at December 31, 2009 and 2008, respectively.

        Stock option activity is indicated below:

	Number Outstanding	Weighted Average Exercise Price

Outstanding January 1, 2008	243,320	$19.36
Granted	—	—
Exercised	—	—
Forfeited	(22,852)	19.20
Expired	(29,221)	21.64

Outstanding December 31, 2008	191,247	19.03
Granted	—	—
Exercised	—	—
Forfeited	(2,515)	20.24
Expired	(19,229)	17.40

Outstanding December 31, 2009	169,503	$19.19

        The weighted-average price and weighted average remaining contractual life for the outstanding options are listed below for the dates indicated. All outstanding options are exercisable.

December 31, 2009
		Weighted Average
Range of Exercise Prices
	Number Outstanding	Exercise Price	Remaining Contractual Life

$ 9.23-10.99	9,419	$9.23	.50 years
11.00-13.99	9,414	11.16	1.50 years
14.00-19.99	82,805	17.44	4.98 years
20.00-22.99	19,824	22.78	4.98 years
23.00-24.27	48,041	24.27	5.30 years

Total	169,503	$19.19	4.63 years

Intrinsic value	$—

December 31, 2008
		Weighted Average
Range of Exercise Prices
	Number Outstanding	Exercise Price	Remaining Contractual Life

$ 9.23-10.99	9,419	$9.23	1.50 years
11.00-13.99	9,414	11.16	2.50 years
14.00-19.99	103,246	17.43	4.97 years
20.00-22.99	21,127	22.78	5.98 years
23.00-24.27	48,041	24.27	6.30 years

Total	191,247	$19.03	5.12 years

Intrinsic value	$—

        Stock-Based Compensation    DNB maintains an Incentive Equity and Deferred Compensation Plan. The plan provides that up to 243,101 (as adjusted for subsequent stock dividends) shares of common stock may be granted, at the discretion of the Board, to individuals of the Company. During 2009 and 2008, DNB granted 0 and 9,900 shares of unvested stock, issuable on the earlier of three years after the date of the grant or a change in control of DNB if the recipients are then employed by DNB ("Vest Date"). Upon issuance of the shares, resale of the shares is restricted for an additional year, during which the shares may not be sold, pledged or otherwise disposed of. Prior to the vest date and in the event the recipient terminates association with DNB for reasons other than death, disability or change in control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant. Share awards granted by the plan were recorded at the date of award based on the market value of shares. Awards are being amortized to expense over the three-year cliff-vesting period. During this three-year period, DNB records compensation expense equal to the value of the shares being amortized. For the year ended December 31, 2009 and 2008, $105,000 and $233,000, respectively was amortized to expense. For the year ended December 31, 2009 and 2008, DNB recognized a tax benefit of $36,000 and $79,000, respectively. At December 31, 2009 and 2008, 205,913 and 205,441 shares were reserved for future grants under the plan. The weighted average price per share of shares outstanding as of December 31, 2007, 2008 and 2009 was $19.48, $13.49 and $13.43, respectively.

        Restricted stock activity is indicated below:

Shares
Outstanding December 31, 2007	30,103
Granted	9,900
Vested shares	(13,087)
Forfeited	(2,342)

Outstanding December 31, 2008	24,574
Granted	—
Vested shares	—
Forfeited	(473)

Outstanding December 31, 2009	24,101

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

        DNB had outstanding stand-by letters of credit in the amount of approximately $2.8 million and un-funded loan and lines of credit totaling $55.2 million at December 31, 2009, of which, $55.5 million were variable rate and $2.5 million were fixed rate.

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

        DNB maintains borrowing arrangements with a correspondent bank and the FHLB of Pittsburgh, as well as access to the discount window at the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $194.1 million.

        Approximately $41.6 million of assets were held by DNB Advisors in a fiduciary, custody or agency capacity at December 31, 2009. These assets are not assets of DNB, and are not included in the consolidated financial statements.

        DNB is a party to a number of lawsuits arising in the ordinary course of business. While any litigation causes an element of uncertainty, management is of the opinion that the liability, if any, resulting from the actions, will not have a material effect on the accompanying financial statements.

(16)    PARENT COMPANY FINANCIAL INFORMATION

        Condensed financial information of DNB Financial Corporation (parent company only) follows:

Condensed Statements of Financial Condition (Dollars in thousands)
	December 31
	2009	2008

Assets
Cash	$1,071	$205
Investment securities	13	20
Investment in subsidiary	51,347	39,181
Other assets	138	142

Total assets	$52,569	$39,548

Liabilities and Stockholders' Equity
Liabilities
Junior subordinated debentures	$9,279	$9,279
Other liabilities	414	211

Total liabilities	9,693	9,490

Stockholders' equity	42,876	30,058

Total liabilities and stockholders' equity	$52,569	$39,548

Condensed Statements of Operations (Dollars in thousands)	Year Ended December 31
	2009	2008

Income:
Equity in undistributed income of subsidiary	$1,740	$251
Dividends from subsidiary	338	1,185
Other income	1	1

Total income	2,079	1,437

Expenses:
Interest expense	530	628
Other expenses	—	—

Total expense	530	628

Net income	$1,549	$809

Condensed Statements of Cash Flows (Dollars in thousands)	Year Ended December 31
	2009	2008

Cash Flows From Operating Activities:
Net income	$1,549	$809
Adjustments to reconcile net income to net cash (used)
provided by operating activities:
Equity in undistributed income of subsidiary	(1,740)	(421)
Unvested stock amortization	105	233
Net change in other liabilities	(50)	(46)
Net change in other assets	7	6

Net Cash (Used) Provided by Operating Activities	(129)	581

Cash Flows From Investing Activities:
Payments for investments in and advances to subsidiaries	(114)	(233)
Capital contributed to subsidiary	(10,000)	—
Dividend from subsidiary	442	546
Sale (purchase) of available for sale security	—	5

Net Cash (Used) Provided by Investing Activities	(9,672)	318

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	107	233
Purchase of treasury stock	(23)	(356)
Proceeds from issuance of preferred stock	11,634	—
Dividends paid	(1,051)	(1,011)

Net Cash (Used) Provided by Financing Activities	10,667	(1,134)

Net Change in Cash and Cash Equivalents	866	235

Cash at Beginning of Period	205	440

Cash at End of Period	$1,071	$205

(17)    REGULATORY MATTERS

        Recent market conditions have made it difficult or uneconomical to access the capital markets. As a result, the United States Congress, the Treasury, and the FDIC have announced various programs designed to enhance market liquidity and bank capital.

        In response to the financial crisis affecting the banking system and financial markets, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 ("EESA") was signed into law and established the Troubled Assets Relief Program ("TARP") administered by the U.S. Treasury Department ("Treasury"). As part of TARP, the Treasury established the Capital Purchase Program ("CPP") to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. In connection with EESA, there have been numerous actions by the Federal Reserve Board, Congress, the Treasury, the FDIC, the SEC and others to further the economic and banking industry stabilization efforts under EESA. It remains unclear at this time what further legislative and regulatory measures will be implemented under EESA affecting the Corporation.

        On January 30, 2009, as part of the CPP administered by the United States Department of the Treasury, DNB Financial Corporation entered into a Letter Agreement and a Securities Purchase Agreement with the U.S. Treasury, pursuant to which DNB issued and sold on January 30, 2009, and the U.S. Treasury purchased for cash on that date (i) 11,750 shares of the company's Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008A, par value $10.00 per share, having a liquidation preference of

$1,000 per share, and (ii) a ten-year warrant to purchase up to 186,311 shares of DNB's common stock, $1.00 par value, at an exercise price of $9.46 per share, for an aggregate purchase price of $11,750,000 in cash. This transaction closed on January 30, 2009. The issuance and sale of these securities was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. During 2009 the Bank will need to provide dividends to the Corporation in connection with the $11,750,000 of Fixed Rate Cumulative Perpetual Preferred Stock sold on January 30, 2009 as part of the CPP administered by the United States Department of the Treasury. The Senior Preferred Stock has priority over DNB's common stock with regard to the payment of dividends and liquidation distribution. The Senior Preferred Stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. Dividends are payable quarterly on February 15, May 15, August 15, and November 15 of each year. The Senior Preferred Stock may be redeemed at any time following consultation by DNB's primary bank regulator, the OCC, and the Treasury, notwithstanding the terms of the original transaction documents. Participants in the CPP desiring to repay part of an investment by the Treasury must repay a minimum of 25% of the issue price of the Senior Preferred Stock.

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

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

DNB Financial Corporation
December 31, 2009:
Total risk-based capital	$58,184	14.27%	$32,609	8.00%	N/A	N/A
Tier 1 capital	53,088	13.02	16,304	4.00	N/A	N/A
Tier 1 (leverage) capital	53,088	8.33	25,486	4.00	N/A	N/A

December 31, 2008:
Total risk-based capital	$45,516	12.02%	$30,306	8.00%	N/A	N/A
Tier 1 capital	40,802	10.77	15,153	4.00	N/A	N/A
Tier 1 (leverage) capital	40,802	7.46	21,882	4.00	N/A	N/A

DNB First, N.A.
December 31, 2009:
Total risk-based capital	$57,388	14.09%	$32,574	8.00%	$40,718	10.00%
Tier 1 capital	52,292	12.85	16,287	4.00	24,431	6.00
Tier 1 (leverage) capital	52,292	8.21	25,467	4.00	31,834	5.00

December 31, 2008:
Total risk-based capital	$45,378	12.00%	$30,257	8.00%	$37,822	10.00%
Tier 1 capital	40,654	10.75	15,129	4.00	22,693	6.00
Tier 1 (leverage) capital	40,654	7.44	21,862	4.00	27,328	5.00

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of DNB Financial Corporation

        We have audited the accompanying consolidated statement of financial condition of DNB Financial Corporation and subsidiaries (the "Corporation") as of December 31, 2009, and the related consolidated statement of operations, changes in stockholders' equity and comprehensive income, and cash flows for the year then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

        In our opinion, the 2009 financial statements referred to above present fairly, in all material respects, the financial position of DNB Financial Corporation and subsidiaries as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Malvern, Pennsylvania
March 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
DNB Financial Corporation:

        We have audited the accompanying consolidated statement of financial condition of DNB Financial Corporation and subsidiaries (the "Corporation") as of December 31, 2008, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DNB Financial Corporation and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

        As discussed in note 10 to the consolidated financial statements, the Corporation adopted FASB Statement No. 157, Fair Value Measurements (included in FASB ASC Subtopic 820-10, Fair Value Measurements and Disclosures), effective January 1, 2008.

Philadelphia, Pennsylvania
March 31, 2009

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.        Controls and Procedures

        DNB's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2009, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that DNB's current disclosure controls and procedures are effective and timely, providing them with material information relating to DNB and its subsidiaries required to be disclosed in the report DNB files under the Exchange Act.

Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the effectiveness of the Corporation's internal control over financial reporting at December 31, 2009. To make this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Management believes that, as of December 31, 2009 the Corporation's internal control over financial reporting was effective. This annual report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Item 9B.        Other Information

        None

Part III

Item 10.        Directors and Executive Officers of the Registrant

        The information required herein with respect to Registrant's directors and officers is incorporated by reference to pages 7-38 of the Registrant's Proxy Statement for the 2010 Annual Meeting of Stockholders, and the information required herein with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to page 8 of the Registrant's Proxy Statement for the Annual Meeting of Shareholders. The Registrant has adopted a Code of Ethics that applies to the Registrant's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Registrant's current Code of Ethics is incorporated herein by reference as Exhibit 14 to this report.

Item 11.        Executive Compensation

        The information required herein is incorporated by reference to pages 22-26 of the Registrant's Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        (a) Information Regarding Equity Compensation Plans

        The following table summarizes certain information relating to equity compensation plans maintained by the Registrant as of December 31, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders:
1995 Stock Option Plan	169,503	$19.19	223,079
2004 Incentive Equity and Deferred Compensation Plan	24,101	N/A	205,913
Equity compensation plans not approved by security holders	—	—	—

Total	193,604	N/A	428,992

        (b) The balance of the information required herein is incorporated by reference to Page 7 of the Registrant's Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 13.        Certain Relationships and Related Transactions and Director Independence

        The information required herein is incorporated by reference to pages 37-38 of the Registrant's Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 14.        Principal Accountant Fees and Services

        The information required herein is incorporated by reference to page 39 of the Registrant's Proxy Statement for the 2010 Annual Meeting of Shareholders.

Part IV

Item 15.        Exhibits, Financial Statement Schedules.

        (a)(1) Financial Statements.

        The 2009 consolidated financial statements listed below, together with an opinion of ParenteBeard LLC dated March 26, 2010 for the year ending December 31, 2009 with respect thereto, are set forth beginning at page 83 of this report under Item 8, "Financial Statements and Supplementary Data."

        The 2008 consolidated financial statements listed below, together with an opinion of KPMG LLP dated March 31, 2009 for the year ending December 31, 2008 with respect thereto, are set forth beginning at page 84 of this report under Item 8, "Financial Statements and Supplementary Data."

Reports of Independent Registered Public Accounting Firms
Consolidated Statements of Financial Condition
Consolidated Statements of Operations
Consolidated Statements of Stockholders' Equity and Comprehensive Income
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

        (a)(2) Not applicable

        (a)(3) Exhibits, pursuant to Item 601 of Regulation S-K.

        The exhibits listed on the Index to Exhibits on pages 89-92 of this report are incorporated by reference or filed or furnished herewith in response to this Item.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNB FINANCIAL CORPORATION
March 26, 2010
	BY:	/s/ WILLIAM S. LATOFF William S. Latoff, Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WILLIAM J. HIEB William J. Hieb, President and Chief Operating Officer	March 26, 2010
/s/ GERALD F. SOPP Gerald F. Sopp Chief Financial Officer (Principal Accounting Officer)	March 26, 2010
/s/ THOMAS A. FILLIPPO Thomas A. Fillippo Director	March 26, 2010
/s/ GERARD F. GRIESSER Gerard F. Griesser Director	March 26, 2010
/s/ MILDRED C. JOYNER Mildred C. Joyner Director	March 26, 2010
/s/ JAMES J. KOEGEL James J. Koegel Director	March 26, 2010
/s/ ELI SILBERMAN Eli Silberman Director	March 26, 2010
/s/ JAMES H. THORNTON James H. Thornton Vice-Chairman of the Board	March 26, 2010

 Index to Exhibits

Exhibit No. Under Item 601 of Regulation S-K		Description of Exhibit and Filing Information
3	(i)	Amended and Restated Articles of Incorporation, as amended effective December 8, 2008, filed March 31, 2009 as item 3(i) to Form 10-K for the fiscal year-ended December 31, 2008 (No. 0-16667) and incorporated herein by reference.
	(ii)	Bylaws of the Registrant as amended December 8, 2008, filed March 31, 2009 as item 3(ii) to Form 10-K for the fiscal year-ended December 31, 2008 (No. 0-16667) and incorporated herein by reference.
	(iii)	Certificate of Designations of Fixed Rate Cumulative Preferred Stock, Series 2008A of DNB Financial Corporation, filed as Exhibit 4.3 to Form 8-K (No. 016667) on January 26, 2009 and incorporated herein by reference.
4	(a)	Registrant has certain debt obligations outstanding, for none of which do the instruments defining holders rights authorize an amount of securities in excess of 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. Registrant agrees to furnish copies of such agreements to the Commission on request.
	(b)	Form of Preferred Stock Certificate to the United States Department of the Treasury, filed as Exhibit 4.4 to Form 8-K (No. 016667) on January 30, 2009 and incorporated herein by reference.
	(c)	Form of Warrant to Purchase Common Stock to the United States Department of the Treasury, filed as Exhibit 4.5 to Form 8-K (No. 016667) on January 30, 2009 and incorporated herein by reference.
10	(a)*	Amended and Restated Change of Control Agreements dated December 20, 2006 between DNB Financial Corporation and DNB First, N.A. and the following executive officers, each in the form filed March 26, 2007 as item 10(a) to Form 10-K for the fiscal year-ended December 31, 2006 (No. 0-16667) and incorporated herein by reference: Bruce E. Moroney, C. Tomlinson Kline III, and Richard J. Hartmann.
	(b)**	1995 Stock Option Plan of DNB Financial Corporation (as amended and restated, effective as of April 27, 2004), filed on March 29, 2004 as Appendix A to Registrant's Proxy Statement for its Annual Meeting of Stockholders held April 27, 2004, and incorporated herein by reference.
	(c)*	Form of waiver signed by William S. Latoff, William J. Hieb, Gerald F. Sopp, Bruce E. Moroney and Albert J. Melfi, Jr., each dated January 30, 2009, with respect to U.S. Treasury TARP Capital Purchase Program, filed as Exhibit 4.6 to Form 8-K (No. 016667) on January 30, 2009 and incorporated herein by reference.
	(d)**	DNB Financial Corporation Incentive Equity and Deferred Compensation Plan (As Amended and Restated Effective May 5, 2009), filed March 31, 2009 as Appendix A to Registrant's definitive proxy statement on Schedule 14-A (No. 0-16667) and incorporated herein by reference.
	(e)*	Amended and Restated Change of Control Agreement among DNB Financial Corporation, DNB First, N.A. and William S. Latoff, dated December 20, 2006, filed March 26, 2007 as item 10(e) to Form 10-K for the fiscal year-ended December 31, 2006 (No. 0-16667) and incorporated herein by reference.

(f)*	Agreement of Lease dated February 10, 2005 between Headwaters Associates, a Pennsylvania general partnership, as Lessor, and DNB First, National Association as Lessee for a portion of premises at 2 North Church Street, West Chester, Pennsylvania, filed March 10, 2005 as Item 10(l) to Form 10-K for the fiscal year ended December 31, 2004 (No. 0-16667) and incorporated herein by reference, as amended by Addendum to Agreement of Lease dated as of November 15, 2005, filed March 23, 2006 as Item 10(l) to Form 10-K for the fiscal year ended December 31, 2005 (No. 0-16667) and incorporated herein by reference, and as further amended by Second Addendum to Agreement of Lease dated as of May 25, 2006, filed August 14, 2006 as Item 10(l) to Form 10-Q for the fiscal quarter ended June 30, 2006 (No. 0-16667) and incorporated herein by reference.
(g)	Marketing Services Agreement between TSG, Inc., a Pennsylvania business corporation (the "Service Provider") for which Eli Silberman, a Director of Registrant, is the President and owner dated December 17, 2008, filed March 31, 2009 as item 10(g) to Form 10-K for the fiscal year-ended December 31, 2008 (No. 0-16667) and incorporated herein by reference.
(h)**	Form of Stock Option Agreement for grants prior to 2005 under the Registrant's Stock Option Plan, filed May 11, 2005 as Item 10(n) to Form 10-Q for the fiscal quarter ended March 31, 2005 (No. 0-16667) and incorporated herein by reference.
(i)**	Form of Nonqualified Stock Option Agreement for April 18, 2005 and subsequent grants under the Stock Option Plan, filed May 11, 2005 as Item 10(o) to Form 10-Q for the fiscal quarter ended March 31, 2005 (No. 0-16667) and incorporated herein by reference.
(j)	Agreement of Sale dated June 1, 2005 between DNB First, National Association (the "Bank"), as seller, and Papermill Brandywine Company, LLC, a Pennsylvania limited liability company, as buyer ("Buyer") with respect to the sale of the Bank's operations center and an adjunct administrative office (the "Property") and accompanying (i) Agreement of Lease between the Buyer as landlord and the Bank as tenant, pursuant to which the Property will be leased back to the Bank, and (ii) Parking Easement Agreement to provide cross easements with respect to the Property, the Buyer's other adjoining property and the Bank's other adjoining property, filed August 15, 2005 as Item 10(p) to Form 10-Q for the fiscal quarter ended June 30, 2005 (No. 0-16667) and incorporated herein by reference.
(k)	Agreement of Lease dated November 18, 2005 between Papermill Brandywine Company, LLC, a Pennsylvania limited liability company ("Papermill"), as Lessor, and DNB First, National Association as Lessee for the banks operations center and adjunct administrative office, filed March 23, 2006 as Item 10(q) to Form 10-K for the fiscal year ended December 31, 2005 (No. 0-16667) and incorporated herein by reference.
(l)*	Amended and Restated Change of Control Agreement among DNB Financial Corporation, DNB First, N.A. and William J. Hieb, filed May 15, 2007 as Item 10(l) to Form 10-Q for the fiscal quarter ended March 31, 2007 (No. 0-16667) and incorporated herein by reference.
(m)**	Form of Nonqualified Stock Option Agreement for grants on and after December 22, 2005 under the Stock Option Plan, filed March 23, 2006 as Item 10(s) to Form 10-K for the fiscal year ended December 31, 2005 (No. 0-16667) and incorporated herein by reference.

(n)*	Deferred Compensation Plan For Directors of DNB Financial Corporation (adopted effective October 1, 2006), filed November 14, 2006 as Item 10(s) to Form 10-Q for the fiscal quarter ended September 30, 2006 (No. 0-16667) and incorporated herein by reference.
(o)*	DNB Financial Corporation Deferred Compensation Plan (adopted effective October 1, 2006), filed November 14, 2006 as Item 10(t) to Form 10-Q for the fiscal quarter ended September 30, 2006 (No. 0-16667) and incorporated herein by reference.
(p)*	Trust Agreement, effective as of October 1, 2006, between DNB Financial Corporation and DNB First, National Association (Deferred Compensation Plan), filed November 14, 2006 as Item 10(u) to Form 10-Q for the fiscal quarter ended September 30, 2006 (No. 0-16667) and incorporated herein by reference.
(q)*	Change of Control Agreements among DNB Financial Corporation, DNB First, N.A. and each of the following executive officers, each in the form filed March 26, 2007 as item 10(q) to Form 10-K for the fiscal year-ended December 31, 2006 (No. 0-16667) and incorporated herein by reference: Albert J. Melfi, Jr. and Gerald F. Sopp.
(r)*	DNB Financial Corporation Supplemental Executive Retirement Plan for William S. Latoff as amended and restated effective April 1, 2007, filed May 15, 2007 as Item 10(r) to Form 10-Q for the fiscal quarter ended March 31, 2007 (No. 0-16667) and incorporated herein by reference, as further amended by Amendment dated December 8, 2008, filed March 31, 2009 as item 3(r) to Form 10-K for the fiscal year-ended December 31, 2008 (No. 0-16667) and incorporated herein by reference.
(s)*	Trust Agreement effective as of December 20, 2006 between DNB Financial Corporation and DNB First, N.A. (William S. Latoff SERP), filed March 26, 2007 as item 10(s) to Form 10-K for the fiscal year-ended December 31, 2006 (No. 0-16667) and incorporated herein by reference, as modified by Agreement to Terminate Trust dated as of April 1, 2007, filed May 15, 2007 as Item 10(s) to Form 10-Q for the fiscal quarter ended March 31, 2007 (No. 0-16667) and incorporated herein by reference.
(t)*	DNB Offer Letter to Albert J. Melfi, Jr., dated November 10, 2006, filed March 26, 2005 as item 10(t) to Form 10-K for the fiscal year-ended December 31, 2006 (No. 0-16667) and incorporated herein by reference.
(u)*	DNB Offer Letter to Gerald F. Sopp, dated December 20, 2006, filed March 26, 2007 as item 10(u) to Form 10-K for the fiscal year-ended December 31, 2006 (No. 0-16667) and incorporated herein by reference.
(v)**	Form of Restricted Stock Award Agreement dated November, 28, 2007, filed March 28, 2008 as item 10(v) to Form 10-K for the fiscal year-ended December 31, 2007 (No. 0-16667) and incorporated herein by reference.
(w)*	Amendments to Change of Control Agreements among DNB Financial Corporation, DNB First, N.A. and William S. Latoff, William J. Hieb, Albert J. Melfi, Richard J. Hartman, Gerald F. Sopp and Bruce E. Moroney, each dated December 16, 2006, with respect to compliance with certain provisions of the Emergency Economic Stabilization Act of 2008 ("EESA"), the American Recovery Reinvestment Act of 2009 ("ARRA") and the provisions of the Interim Final Rule on "TARP Standards for Compensation and Corporate Governance" published by the United States Treasury Department ("UST") on June 15, 2009, each in the form filed herewith.

11		Registrant's Statement of Computation of Earnings Per Share is set forth in Footnote 12 to Registrant's consolidated financial statements at page 71 of this Form 10-K under Item 8, "Financial Statements and Supplementary data," and is incorporated herein by reference.
14		Code of Ethics as amended and restated effective February 23, 2005, filed March 10, 2005 as Item 10(m) to Form 10-K for the fiscal year ended December 31, 2004 (No. 0-16667) and incorporated herein by reference.
21		List of Subsidiaries, filed herewith.
23		Consent of ParenteBeard LLC, filed herewith.
23.1		Consent of KPMG LLP, filed herewith.
31.1		Rule 13a-14(a)/15d-14 (a) Certification of Chief Executive Officer, filed herewith.
31.2		Rule 13a-14(a)/15d-14 (a) Certification of Chief Financial Officer, filed herewith.
32.1		Section 1350 Certification of Chief Executive Officer, filed herewith.
32.2		Section 1350 Certification of Chief Financial Officer, filed herewith.
99.1		Certification Pursuant to 12 C.F.R. 30.15.
	*	Management contract or compensatory plan arrangement.
	**	Shareholder approved compensatory plan pursuant to which the Registrant's Common Stock may be issued to employees of the Corporation.

DNB FINANCIAL CORPORATION
CORPORATE HEADQUARTERS
4 Brandywine Avenue
Downingtown, PA 19335
Tel. 610-269-1040 Fax 484-359-3176
Internet http://www.dnbfirst.com
 FINANCIAL INFORMATION
Investors, brokers, security analysts and others desiring financial information should contact
Gerald F. Sopp at 484-359-3143 or
gsopp@dnbfirst.com
 INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ParenteBeard LLC
1200 Atwater Drive, Suite 225
Malvern, PA 19355
 COUNSEL
Stradley, Ronon, Stevens and
Young, LLP
30 Valley Stream Parkway
Malvern, PA 19355
 REGISTRAR AND STOCK
TRANSFER AGENT
Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016
800-368-5948
www.rtco.com
 MARKET MAKERS
Boenning & Scattergood, Inc.
800-842-8928
Janney Montgomery Scott, Inc.
800-526-6397

DIRECTORS
William S. Latoff
Chairman and Chief Executive Officer
James H. Thornton
Vice Chairman
Thomas A. Fillippo, Sr.
William J. Hieb
Gerard F. Griesser
Mildred C. Joyner
James J. Koegel
Eli Silberman
 DIRECTORS EMERITUS
Robert J. Charles
I. Newton Evans, Jr.
Vernon J. Jameson
Henry F. Thorne

EXECUTIVE OFFICERS
William S. Latoff
Chairman and Chief Executive Officer
William J. Hieb
President and Chief Operating Officer
Richard J. Hartmann
Executive Vice President
Retail Banking and Marketing
Albert J. Melfi, Jr.
Executive Vice President
Chief Lending Officer
Bruce E. Moroney
Executive Vice President
Chief Accounting Officer
Gerald F. Sopp
Executive Vice President
Chief Financial Officer & Secretary