Form 10-Q
period 2010-03-31
DNB FINANCIAL CORP /PA/
filed 2010-05-14
CIK 713671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: March 31, 2010
or
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

Large accelerated filer   ☐                                                                          Accelerated filer                   ☐
Non-accelerated filer     ☐                                                                           Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock ($1.00 Par Value) (Class)	2,633,985 (Shares Outstanding as of May 13, 2010)

DNB FINANCIAL CORPORATION AND SUBSIDIARY

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

DNB Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition (Unaudited)

	March 31	December 31
(Dollars in thousands except share data)	2010	2009
Assets
Cash and due from banks	$11,380	$35,832
Federal funds sold	8,000	8,000
Cash and cash equivalents	19,380	43,832
AFS investment securities	158,960	155,862
HTM investment securities (fair value of $39,562 and $43,742)	39,837	44,166
Restricted stock	4,365	4,067
Total investment securities	203,162	204,095
Loans and leases	363,972	359,427
Allowance for credit losses	(5,857)	(5,477)
Net loans and leases	358,115	353,950
Office property and equipment, net	8,555	8,775
Accrued interest receivable	2,932	2,703
OREO & other repossessed property	3,670	4,489
Bank owned life insurance	7,949	7,887
Core deposit intangible	197	210
Net deferred taxes	3,796	3,866
Other assets	6,987	4,441
Total assets	$614,743	$634,248
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$49,576	$46,236
Interest-bearing deposits:
NOW	154,074	151,597
Money market	100,002	102,427
Savings	39,080	35,973
Time	157,122	171,114
Total deposits	499,854	507,347
FHLB advances	30,000	53,000
Repurchase agreements	26,414	16,529
Junior subordinated debentures	9,279	9,279
Other borrowings	637	642
Total borrowings	66,330	79,450
Accrued interest payable	581	743
Other liabilities	4,396	3,832
Total liabilities	571,161	591,372
Stockholders’ Equity
Preferred stock, $10.00 par value;
1,000,000 shares authorized; $1,000 liquidation preference per share; 11,750 issued at March 31, 2010 and December 31, 2009	11,518	11,511
Common stock, $1.00 par value;
10,000,000 shares authorized; 2,861,618 and 2,861,618 issued respectively	2,877	2,875
Stock warrants	151	151
Treasury stock, at cost; 235,007 and 243,593 shares, respectively	(4,677)	(4,727)
Surplus	35,203	35,179
Accumulated deficit	(224)	(666)
Accumulated other comprehensive loss, net	(1,266)	(1,447)
Total stockholders’ equity	43,582	42,876
Total liabilities and stockholders’ equity	$614,743	$634,248
See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except share data)	Three Months Ended March 31,
	2010	2009
Interest Income:
Interest and fees on loans and leases	$5,131	$4,716
Interest and dividends on investment securities:
Taxable	1,448	1,330
Exempt from federal taxes	45	49
Interest on cash and cash equivalents	27	19
Total interest income	6,651	6,114
Interest Expense:
Interest on NOW, money market and savings	630	539
Interest on time deposits	888	1,120
Interest on FHLB advances	521	729
Interest on repurchase agreements	65	69
Interest on junior subordinated debentures	120	138
Interest on other borrowings	22	22
Total interest expense	2,246	2,617
Net interest income	4,405	3,497
Provision for credit losses	426	100
Net interest income after provision for credit losses	3,979	3,397
Non-interest Income:
Service charges on deposits	343	387
Wealth management fees	216	174
Increase in cash surrender value of BOLI	62	63
Gain on sale of securities	696	502
Loss on sale of OREO	—	(66
Other fees	252	218
Total non-interest income	1,569	1,278
Non-interest Expense:
Salaries and employee benefits	2,103	2,123
Furniture and equipment	359	398
Occupancy	456	443
Professional and consulting	266	357
Advertising and marketing	104	70
Printing and supplies	41	39
FDIC insurance	211	64
FHLB prepayment penalties	560	—
Other expenses	502	612
Total non-interest expense	4,602	4,106
Income before income taxes	946	569
Income tax expense	271	89
Net Income	$675	$480
Preferred stock dividends and accretion of discount	154	103
Net Income available to Common Shareholders	$521	$377
Earnings per common share:
Basic	$0.20	$0.14
Diluted	$0.20	$0.14
Cash dividends per common share	$0.03	$0.07
Weighted average common shares outstanding:
Basic	2,620,314	2,603,006
Diluted	2,620,314	2,603,006
See accompanying notes to unaudited consolidated financial statements.

DNB FINANCIAL CORPORATION AND Subsidiary
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) (Unaudited)
(Dollars in thousands)

	Preferred Stock	Common Stock	Stock Warrants	Treasury Stock	Surplus	Accumulated Deficit	Accumulated Other Compre- hensive Loss	Total

Balance at January 1, 2010	$11,511	$2,875	$151	$(4,727)	$35,179	$(666)	$(1,447)	$42,876
Comprehensive income:
Net income for three months ended March 31, 2010	—	—	—	—	—	675	—	675
Other comprehensive income, net of tax:
Unrealized gains on AFS securities, net	—	—	—	—	—	—	181	181
Total comprehensive income	—	—	—	—	—	—	—	856
Preferred stock discount accretion	7	—	—	—	—	(7)	—	—
Restricted stock compensation	—	2	—	—	24	—	—	26
Cash dividends-Common ($.03 per share)	—	—	—	—	—	(79)	—	(79)
Cash dividends-Preferred	—	—	—	—	—	(147)	—	(147)
Sale of treasury shares to 401- K plan (8,586 shares)	—	—	—	50	—	—	—	50
Balance at March 31, 2010	$11,518	$2,877	$151	$(4,677)	$35,203	$(224)	$(1,266)	$43,582

	Preferred Stock	Common Stock	Stock Warrants	Treasury Stock	Surplus	Accumulated Deficit	Accumulated Other Compre- hensive Loss	Total

Balance at January 1, 2009	$—	$2,867	$—	$(4,811)	$35,082	$(1,062)	$(2,018)	$30,058
Comprehensive income:
Net income for three months ended March 31, 2009	—	—	—	—	—	480	—	480
Other comprehensive income, net of tax:
Unrealized losses on AFS securities, net	—	—	—	—	—	—	(872)	(872)
Total comprehensive income (loss)	—	—	—	—	—	—	—	(392)
Issuance of Preferred Stock	11,599	—	—	—	—	—	—	11,599
Stock warrants issued	—	—	151	—	—	—	—	151
Purchase of Treasury Stock (2,354 shares)	—	—	—	(21)	—	—	—	(21)
Preferred stock discount accretion	5	—	—	—	—	(6)	—	(1)
Restricted stock compensation	—	2	—	—	23	—	—	25
Cash dividends-Common ($.07 per share)	—	—	—	—	—	(169)	—	(169)
Cash dividends-Preferred	—	—	—	—	—	(98)	—	(98)
Balance at March 31, 2009	$11,604	$2,869	$151	$(4,832)	$35,105	$(855)	$(2,890)	$41,152

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Cash Flows From Operating Activities:
Net income	$675	$480
Adjustments to reconcile net income to net cash
provided by (used by) operating activities:
Depreciation, amortization and accretion	688	430
Provision for credit losses	426	100
Unvested stock amortization	26	25
Net gain on sale of securities	(696)	(502)
Net loss on sale of OREO and other repossessed property	7	69
Increase in accrued interest receivable	(229)	(382)
Increase (decrease) in other assets	374	(666)
Earnings from investment in BOLI	(62)	(63)
Decrease in accrued interest payable	(162)	(154)
Increase in deferred tax (benefit) expense	(17)	93
Decrease in other liabilities	(268)	(466)
Net Cash Provided (Used) By Operating Activities	762	(1,036)
Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Sales	59,227	12,411
Maturities, repayments and calls	9,983	5,572
Purchases	(74,689)	(52,245)
Activity in held-to-maturity securities:
Maturities, repayments and calls	4,363	4,681
Purchases	—	(2,023)
Net increase in restricted stock	(298)	—
Net (increase) decrease in loans and leases	(4,212)	4,851
Proceeds from sale of OREO and other repossessed property	1,265	342
Purchase of office property and equipment	(64)	(243)
Net Cash Provided (Used) By Investing Activities	(4,425)	(26,654)
Cash Flows From Financing Activities:
Net (decrease) increase in deposits	(7,493)	21,478
Decrease in FHLB advances	(23,000)	—
Increase in short term repurchase agreements	9,885	1,628
Decrease in lease obligations	(5)	(4)
Dividends paid	(226)	(169)
Issuance of preferred stock and warrants	—	11,750
Sale (purchase) of treasury stock	50	(21)
Net Cash Provided (Used) By Financing Activities	(20,789)	34,662
Net Change in Cash and Cash Equivalents	(24,452)	6,972
Cash and Cash Equivalents at Beginning of Period	43,832	48,118
Cash and Cash Equivalents at End of Period	$19,380	$55,090
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,408	$2,771
Income taxes	461	352
Supplemental Disclosure of Non-cash Flow Information:
Change in unrealized losses on investment securities	$256	$(1,333)
Change in deferred taxes due to change in unrealized
losses on AFS securities	(87)	461
Change in unsettled securities sold included in other assets	(2,920)	(22,041)
Change in unsettled loans purchased included in other liabilities	832	—
Transfers from loans and leases to other real estate owned	453	44

See accompanying notes to unaudited consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, DNB First, National Association (the "Bank") have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior amounts not affecting net income are reclassified when necessary to conform to current period classifications. The results of operations for the three-month period ended March 31, 2010, are not necessarily indicative of the results, which may be expected for the entire year.  The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2009.

Subsequent Events--Management has considered subsequent events through the date of this filing in preparing the March 31, 2010 Consolidated Financial Statements (Unaudited).

NOTE 2: INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities, as of the dates indicated, are summarized as follows:

	March 31, 2010
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Held To Maturity
Government Sponsored Entities (GSE) mortgage-backed securities	$9,933	$315	$—	$10,248
Collateralized mortgage obligations (GSE)	3,372	42	(23)	3,391
State and municipal tax-exempt bonds	4,245	95	—	4,340
State and municipal taxable bonds	22,287	366	(1,070)	21,583
Total	$39,837	$818	$(1,093)	$39,562
Available For Sale
US Government agency obligations	$80,385	$138	$(100)	$80,423
Government Sponsored Entities (GSE) mortgage-backed securities	56,579	54	(409)	56,224
Collateralized mortgage obligations (GSE)	15,081	170	—	15,251
Corporate bonds	7,033	56	(42)	7,047
Equity securities	32	—	(17)	15
Total	$159,110	$418	$(568)	$158,960

	December 31, 2009
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Held To Maturity
Government Sponsored Entities (GSE) mortgage-backed securities	$12,809	$348	$—	$13,157
Collateralized mortgage obligations (GSE)	3,667	29	(24)	3,672
State and municipal tax-exempt bonds	5,454	105	—	5,559
State and municipal taxable bonds	22,236	294	(1,176)	21,354
Total	$44,166	$776	$(1,200)	$43,742
Available For Sale
US Government agency obligations	$62,168	$64	$(172)	$62,060
Government Sponsored Entities (GSE) mortgage-backed securities	59,593	432	(181)	59,844
Collateralized mortgage obligations (GSE)	11,723	64	(37)	11,750
Corporate bonds	22,752	54	(611)	22,195
Equity securities	32	—	(19)	13
Total	$156,268	$614	$(1,020)	$155,862

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The table below details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at March 31, 2010 and December 31, 2009.

	March 31, 2010
(Dollars in thousands)	Total Fair Value	Total Unrealized Loss	Fair value Impaired Less Than 12 Months	Unrealized Loss Less Than 12 Months	Fair value Impaired More Than 12 Months	Unrealized Loss More Than 12 Months
Held To Maturity
Collateralized mortgage obligations (GSE)	$1,013	$(23)	$—	$—	$1,013	$(23)
State and municipal taxable	11,812	(1,070)	5,526	(195)	6,286	(875)
Total	$12,825	$(1,093)	$5,526	$(195)	$7,299	$(898)
Available For Sale
Corporate bonds	$3,332	$(42)	$1,581	$(6)	$1,751	$(36)
US Government agency obligations	34,916	(100)	34,916	(100)	—	—
GSE mortgage-backed securities	49,025	(409)	49,025	(409)	—	—
Equity securities	15	(17)	—	—	15	(17)
Total	$87,288	$(568)	$85,522	$(515)	$1,766	$(53)

	December 31, 2009
(Dollars in thousands)	Total Fair Value	Total Unrealized Loss	Fair value Impaired Less Than 12 Months	Unrealized Loss Less Than 12 Months	Fair value Impaired More Than 12 Months	Unrealized Loss More Than 12 Months
Held To Maturity
Collateralized mortgage obligations (GSE)	$2,202	$(24)	$1,123	$(2)	$1,079	$(22)
State and municipal taxable	12,679	(1,176)	6,546	(169)	6,133	(1,007)
Total	$14,881	$(1,200)	$7,669	$(171)	$7,212	$(1,029)
Available For Sale
Corporate bonds	$12,239	$(611)	$5,877	$(308)	$6,362	$(303)
US Government agency obligations	29,863	(172)	29,863	(172)	—	—
Collateralized mortgage obligations (GSE)	7,134	(37)	7,134	(37)	—	—
GSE mortgage-backed securities	11,896	(181)	11,896	(181)	—	—
Equity securities	13	(19)	—	—	13	(19)
Total	$61,145	$(1,020)	$54,770	$(698)	$6,375	$(322)

As of March 31, 2010, there were 11 mortgage backed securities, 7 municipal obligations, 4 corporate bonds, 11 agency notes, 2 collateralized mortgage obligations and 7 equity securities which were in an unrealized loss position. DNB does not intend to sell these securities and management of DNB does not expect to be required to sell any of these securities prior to a recovery of its cost basis. Management does not believe any individual unrealized loss as of March 31, 2010 represents an other-than-temporary impairment. DNB had $1.8 million in AFS securities and $7.3 million in HTM securities, which have had fair values below amortized cost for more than twelve continuous months at March 31, 2010. The total unrealized loss of these securities was $53,000 and $898,000, respectively. DNB reviews its investment portfolio on a quarterly basis judging each investment for other-than temporary impairment (OTTI). The OTTI analysis focuses on duration and amount a security is below book. As of March 31, 2010, the following securities were reviewed:

GSE Collateralized mortgage obligations.  The unrealized losses on two investments in collateralized mortgage obligations portfolio were caused by interest rate increases and have been impaired for more than twelve months. The contractual terms of those investments do not permit the issuer to settle these securities at a price less than the amortized cost basis of the investments. Because DNB does not intend to sell the investments and it is not more likely than not that DNB will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, DNB does not consider these investments to be other-than-temporarily impaired at March 31, 2010.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Corporate bonds.  The unrealized losses on the three investments in the Corporate Bonds portfolio were caused by three factors: an increase in rates since the bonds were purchased, a decline in certain bonds ratings since the bonds were purchased and a widening of corporate spreads over treasury equivalents since the bonds were purchased. At March 31, 2010, all of the bonds were rated as investment grade by one or more of the major rating agencies and were impaired for more than twelve months. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because DNB does not intend to sell the investments and it is not more likely than not that DNB will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, DNB does not consider these investments to be other-than-temporarily impaired at March 31, 2010.

Equity securities.  DNB’s investment in seven marketable equity securities consist primarily of investments in common stock of community banks in Pennsylvania. The unrealized losses on the six investments in the Equity securities portfolio were all impaired for more than twelve months. The severity and duration of the impairment are driven by higher collateral losses, wider credit spreads, and changes in interest rates within the financial services sector. DNB evaluated the prospects of all issuers in relation to the severity and duration of the impairment. Based on this analysis and an evaluation of DNB’s ability and intent to hold these investments for a reasonable period of time sufficient for each security to increase to DNB’s cost, DNB does not intend to sell these investments and it is not more likely than not that DNB will be required to sell the investments before recovery of their cost, DNB does not consider these investments to be other-than-temporarily impaired at March 31, 2010.

State and municipal taxable securities.  The unrealized losses on the seven investments in State and municipal taxable securities portfolio were caused by the fact that some of the insurance companies that were insuring these bonds, were downgraded, and consequently, the overall ratings on the bonds declined (however the underlying ratings on these bonds have not declined). In addition, the Federal government passed legislation promoting Build America Bonds in an effort to stimulate the economy. Build America Bonds are more attractive to potential buyers than bonds issued in prior years in our portfolio, because Build America Bonds are taxable municipal bonds that carry special tax credits and federal subsidies for either the bond issuer or the bondholder. Build America Bonds were created under the American Recovery and Reinvestment Act signed into law on February 17, 2009. There were no changes in the underlying credit of these bonds. Three are impaired for less than twelve months and four are impaired for more than twelve months. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because DNB does not intend to sell the investments and it is not more likely than not that DNB will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, DNB does not consider these investments to be other-than-temporarily impaired at March 31, 2010. A further description of the four securities impaired for more that twelve months is as follows:

DNB holds a zero coupon taxable limited general obligation municipal bonds backed by property taxes. Bonds are insured by AGM. Bonds are rated Aa3 by Moody’s. The issuer, Cook County School District #89, has never deferred or defaulted on interest payments on this issue, so credit risk is acceptable. Taxable municipal bonds trade frequently, so liquidity risk is acceptable. The security matures on 12/1/15 with a modified duration of 5.5 years, so interest rate risk is acceptable. With no embedded options, earnings potential is good. This bond currently has a loss of $83,661 which represents 5.43% of book value.

DNB holds a fixed rate taxable unlimited general obligation municipal bond backed by ad valorem property taxes. Bonds are insured by AMBAC. Bonds are not rated. The issuer, Blount County, TN, has never deferred or defaulted on interest payments on this issue, so credit risk is acceptable. Taxable municipal bonds trade frequently, so liquidity risk is acceptable. The security matures on 6/1/24 with a modified duration of 9.02 years, so interest rate risk is acceptable. With a coupon of 6.00% and a call option on 6/1/17, earnings potential is good. This bond currently has a loss of $376,397 which represents 18.6% of book value.

DNB holds a fixed rate taxable tax allocation municipal bond backed by tax increment allocation revenues. Bonds are insured by AMBAC. Bonds are rated A- by S&P with an A- underlying rating. The issuer, Monrovia, CA, has never deferred or defaulted on interest payments on this issue, so credit risk is acceptable. Taxable municipal bonds trade frequently, so liquidity risk is acceptable. The security matures on 5/1/28 with a modified duration of 10.1 years, so interest rate risk is acceptable. With a coupon of 6.28% and a call option on 5/1/16, earnings potential is good. This bond currently has a loss of $94,711 which represents 13.6% of book value.

DNB holds a fixed rate taxable revenue municipal bond backed by university revenues. Bonds are insured by XLCA. Bonds are rated A1 by Moody’s with an A1 underlying rating. The issuer, Iowa University, has never deferred or defaulted on interest payments on this issue, so credit risk is acceptable. Taxable municipal bonds trade frequently, so liquidity risk is acceptable. The security matures on 7/1/33 with a modified duration of 11.7 years, so interest rate risk is acceptable. With a coupon of 6.10% and a call option on 7/1/18, earnings potential is good. This bond currently has a loss of $320,794 which represents 11.0% of book value.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amortized cost and estimated fair value of investment securities as of March 31, 2010, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid without penalties.

	Held to Maturity		Available for Sale
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,651	$2,669	$6,536	$6,546
Due after one year through five years	5,126	5,332	64,559	64,564
Due after five years through ten years	19,284	19,572	10,986	10,995
Due after ten years	12,776	11,989	76,997	76,840
No stated maturity	—	—	32	15
Total investment securities	$39,837	$39,562	$159,110	$158,960

DNB sold $59.2 million and $12.4 million securities from the AFS portfolio during the three months ended March 31, 2010 and 2009, respectively. Gains and losses resulting from investment sales, redemptions or calls were as follows:

	Three months ended March 31
(Dollars in thousands)	2010	2009
Gross realized gains	$859	$502
Gross realized losses	163	—
Net realized gain	$696	$502

At March 31, 2010 and December 31, 2009, investment securities with a carrying value of approximately $110 million and $158 million, respectively, were pledged to secure public funds, repurchase agreements, FHLB advances and for other purposes as required by law.

As of September 30, 2008, DNB reclassified its taxable municipal securities with a book value (net carrying amount) of $22.7 million from available-for-sale (AFS) to held-to-maturity (HTM). Reclassifying the taxable municipal securities to HTM will reduce the volatility and future negative effect on DNB’s capital, because HTM securities are not marked-to-market through other comprehensive income, but carried at their amortized cost basis. The fair value of our taxable municipal securities was $22.0 million at September 30, 2008, the date of their reclassification. The $683,000 difference between their book value and their fair value has been treated like a discount and accreted into interest income over the remaining life of the security. The unrealized loss on these securities, which is in accumulated other comprehensive income, will be amortized as an adjustment of yield in a manner consistent with the discount, thus offsetting or mitigating the effect on interest income of the amortization of the discount.

NOTE 3: EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding during the period.  Diluted EPS is computed using the treasury stock method and reflects the potential dilution that could occur from the exercise of stock options, warrants and the amortized portion of unvested stock awards.   Stock options and unvested stock awards for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation.  Treasury shares are not deemed outstanding for calculations. There were 186,311 anti-dilutive stock warrants, 169,503 anti-dilutive stock options outstanding and 23,601 anti-dilutive stock awards at March 31, 2010. There were 186,311 anti-dilutive stock warrants, 191,247 anti-dilutive stock options outstanding and 24,101 anti-dilutive stock awards at March 31, 2009.   The dilutive effect of stock options and unvested shares on basic earnings per share is presented below.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$521	2,620	$0.20	$377	2,603	$0.14
Effect of dilutive common stock equivalents – stock options, restricted shares and warrants	—	—	—	—	—	—
Diluted EPS
Income available to common stockholders after assumed conversions	$521	2,620	$0.20	$377	2,603	$0.14

NOTE 4: COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all changes in stockholders' equity during the period, except those resulting from investments by owners and distributions to owners.  Comprehensive income (loss) for all periods consisted of net income and other comprehensive income (loss) relating to the change in unrealized gains (losses) on investment securities available for sale and accretion of the discount on AFS Securities transferred to HTM.  Comprehensive income (loss), net of tax, is disclosed in the following table. The effect of pension adjustments will be made during the last quarter of each fiscal year.

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
(Dollars in thousands)	Net-of-Tax Amount	Net-of-Tax Amount
Net Income	$675	$480
Other Comprehensive Income:
Unrealized holding gains (losses) arising during the period	628	(564)
Accretion of discount on AFS to HTM reclassification	12	23
Reclassification for gains included in net income	(459)	(331)
Total Comprehensive Income (Loss)	$856	$(392)

The components of accumulated other comprehensive income included in stockholders’ equity, are as follows:

	March 31,	December 31,
	2010	2009
(Dollars in thousands)	Net-of-Tax Amount	Net-of-Tax Amount
Net unrealized loss on AFS securities	$(99)	$(268)
Discount on AFS to HTM reclassification	(380)	(392)
Unrealized actuarial losses-pension	(787)	(787)
Total of all items above	$(1,266)	$(1,447)

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5: COMPOSITION OF LOAN AND LEASE PORTFOLIO

The following table sets forth information concerning the composition of total loans and leases outstanding, as of the dates indicated.

	March 31,	December 31,
(Dollars in thousands)	2010	2009
Commercial mortgage	$181,387	$172,117
Commercial term and lines of credit	87,410	87,778
Consumer	54,135	55,504
Residential mortgage	38,546	40,951
Commercial leases	2,494	3,077
Gross loans and leases	363,972	$359,427
Allowance for credit losses	(5,857)	(5,477)
Net loans and leases	$358,115	$353,950

The following table summarizes the changes in the allowance for credit losses for the periods indicated.

(Dollars in thousands)	Three Months Ended March 31, 2010	Year Ended December 31, 2009

Beginning balance	$5,477	$4,586
Provisions	426	1,325
Charge-offs	(81)	(595)
Recoveries	35	161
Ending balance	$5,857	$5,477

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

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7: RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued new guidance impacting FASB ASC 860, Transfers and Servicing ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance as follows: (i) eliminates the concept of a qualified special purpose entity (“QSPE”); (ii) requires a transferor to consider all arrangements made contemporaneously with or in anticipation of a transfer when determining whether derecognition is appropriate; (iii) clarifies the requirement that a transferred financial asset be legally isolated from the transferor and any of its consolidated affiliates; (iv) introduces the concept of a participating interest which is applied to transfers of portions of financial assets to determine derecognition eligibility; (v) modifies the conditions required for a transfer of financial assets to qualify as a sale; (vi) changes the initial measurement guidance for asset transfers that qualify as sales: and (vii) stipulates that guaranteed mortgage securitizations (“GMS”) that fail to meet the conditions for sale accounting will result in the continued classification of the securitized mortgage loans as loans and will not enable a transferor to recognize a servicing asset or liability. The new authoritative accounting guidance under ASC Topic 860 was be effective January 1, 2010 and had no impact on the Corporation’s consolidated financial statements.

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

In December 2009, the FASB issued FASB ASC 810, Consolidations. This accounting guidance was originally issued in June 2009 and is now included in ASC 810. The guidance amends the consolidation guidance applicable for variable interest entities. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009. The adoption had no impact on the Corporation’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.  ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  The Corporation’s disclosures about fair value measurements are presented in Note 10 to the consolidated financial statements.  These new disclosure requirements were adopted by the Corporation during the current period, with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  With respect to the portions of this ASU that were adopted during the current period, the adoption of this standard did not have a significant impact on the Corporation’s financial position, results of operations or disclosures.  Management does not believe that the adoption of the remaining portion of this ASU will have a significant impact on the Corporation’s ongoing financial position, results of operation or disclosures.

NOTE 8: STOCK-BASED COMPENSATION

Stock Option Plan

DNB has a Stock Option Plan for employees and directors.  Under the plan, options (both qualified and non-qualified) to purchase a maximum of 643,368 shares of DNB’s common stock could be issued to employees and directors.

Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years.  The Plan Committee determines vesting of options under the plan. There were 223,079 and 201,335 options available for grant at March 31, 2010 and March 31, 2009, respectively.  All options outstanding are immediately exercisable. Stock option activity for the three-month period ended March 31, 2010 is indicated below.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2010	169,503	$19.19
Granted	–	–
Exercised	–	–
Expired	–	–
Forfeited	–	–
Outstanding March 31, 2010	169,503	$19.19

Stock option activity for the three-month period ended March 31, 2009 is indicated below.

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2009	191,247	$19.03
Granted	–	–
Exercised	–	–
Expired	–	–
Forfeited	–	–
Outstanding March 31, 2009	191,247	$19.03

The weighted-average price and weighted average remaining contractual life for the outstanding options are listed below for the dates indicated.  All outstanding options are exercisable.

	March 31, 2010
Range of	Number	Weighted Average
Exercise Prices	Outstanding	Exercise Price	Remaining Contractual Life
$ 9.23-10.99	9,419	$9.23	0.25 years
11.00-13.99	9,414	11.16	1.25 years
14.00-19.99	82,805	17.44	4.73 years
20.00-22.99	19,824	22.78	4.73 years
23.00-24.27	48,041	24.27	5.05 years
Total	169,503	$19.19	4.38 years
Intrinsic value	$—

	March 31, 2009
Range of	Number	Weighted Average
Exercise Prices	Outstanding	Exercise Price	Remaining Contractual Life
$ 9.23-10.99	9,419	$9.23	1.25 years
11.00-13.99	9,414	11.16	2.25 years
14.00-19.99	103,246	17.43	4.72 years
20.00-22.99	21,127	22.78	5.73 years
23.00-24.27	48,041	24.27	6.05 years
Total	191,247	$19.03	4.87 years
Intrinsic value	$—

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock Awards

DNB maintains an Incentive Equity and Deferred Compensation Plan. The plan provides that up to 243,101 (as adjusted for subsequent stock dividends) shares of common stock may be granted, at the discretion of the Board, to individuals of the Corporation.  DNB did not grant any shares of restricted stock during the three-month period ended March 31, 2010. Shares already granted are issuable on the earlier of three years after the date of the grant or a change in control of DNB if the recipients are then employed by DNB (“Vest Date”).  Upon issuance of the shares, resale of the shares is restricted for an additional one year, during which the shares may not be sold, pledged or otherwise disposed of. Prior to the Vest Date and in the event the recipient terminates association with DNB for reasons other than death, disability or change in control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant.

Share awards granted by the plan were recorded at the date of award based on the market value of shares.  Awards are being amortized to expense over the three-year cliff-vesting period. DNB records compensation expense equal to the value of the shares being amortized.  For the three-month period ended March 31, 2010, $26,000 was amortized to expense compared to $25,000 during the same period in 2009.  At March 31, 2010, 206,413 shares were reserved for future grants under the plan.  Stock grant activity is indicated below.

Shares
Unvested stock awards - January 1, 2010	24,101
Granted	–
Forfeited	(500)
Unvested stock awards – March 31, 2010	23,601

Shares
Unvested stock awards - January 1, 2009	24,574
Granted	–
Forfeited	(473)
Unvested stock awards – March 31, 2009	24,101

NOTE 9:  INCOME TAXES

As of March 31, 2010, the Corporation had no material unrecognized tax benefits or accrued interest and penalties. It is the Corporation’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.  Federal and state tax years 2006 through 2009 were open for examination as of March 31, 2010. Income tax expense for the three month period ended March 31, 2010 was $271,000 compared to $89,000 for the same period in 2009. The effective tax rate for the three month periods ended March 31, 2010 was 28.6%, compared to 15.7% for the same period in 2009.

NOTE 10:  FAIR VALUE MEASUREMENT AND DISCLOSURES

FASB ASC Topic 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy based on the nature of data inputs for fair value determinations, under which DNB is required to value each asset within its scope using assumptions that market participations would utilize to value that asset. When DNB uses its own assumptions, it is required to disclose additional information about the assumptions used and the effect of the measurement on earnings or the net change in assets for the period.

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

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The following table summarizes the assets at March 31, 2010 and December 31, 2009 that are recognized on DNB’s balance sheet using fair value measurement determined based on the differing levels of input.
	March 31, 2010
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Assets Measured at Fair Value on a Recurring Basis
Securities available for sale	$15	$158,945	$—	$158,960
Total assets measured at fair value on a recurring basis	$15	$158,945	$—	$158,960
Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$—	$—	$3,032	$3,038
OREO & other repossessed property	—	—	3,670	3,670
Total assets measured at fair value on a nonrecurring basis	$—	$—	$6,708	$6,708

	December 31, 2009
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Assets Measured at Fair Value on a Recurring Basis
Securities available for sale	$13	$155,849	$—	$155,862
Total assets measured at fair value on a recurring basis	$13	$155,849	$—	$155,862
Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$—	$—	$2,966	$2,966
OREO & other repossessed property	—	—	4,489	4,489
Total assets measured at fair value on a nonrecurring basis	$—	$—	$7,455	$7,455

 DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Impaired loans.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $9.2 million at March 31, 2010. Of this, $3.8 million had a valuation allowance of $744,000 and $5.4 million had no allowance as of March 31, 2010. Impaired loans had a carrying amount of $9.0 million at December 31, 2009. Of this, $3.5 million had a valuation allowance of $531,000 and $5.5 million had no allowance as of December 31, 2009.

Other Real Estate Owned & other repossessed property.  Other real estate owned (“OREO”) consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as OREO and other repossessed property are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. DNB had $3.7 million of such assets at March 31, 2010, which consisted of $3.5 million in OREO and $155,000 in other repossessed property. DNB had $4.5 million of such assets at December 31, 2009, which consisted of $4.4 million in OREO and $109,000 in other repossessed property. Subsequent to the repossession of these assets, DNB did not write down their carrying values during the three month period ending March 31, 2010, based on appraisals.

Below is management’s estimate of the fair value of all financial instruments, whether carried at cost or fair value, on the Corporation’s consolidated statement of financial condition. The carrying amounts and estimated fair values of financial instruments at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010		December 31, 2009
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$19,380	$19,380	$43,832	$43,832
AFS Investment securities	158,960	158,960	155,862	155,862
HTM Investment securities	39,837	39,562	44,166	43,742
Restricted stock	4,365	4,365	4,067	4,067
Loans and leases, net of allowance	358,115	350,477	353,950	346,986
Accrued interest receivable	2,932	2,932	2,703	2,703
Financial liabilities
Deposits	499,854	496,155	507,347	503,552
Borrowings	57,051	59,783	70,171	73,782
Junior subordinated debentures	9,279	7,479	9,279	5,647
Accrued interest payable	581	581	743	743
Off-balance sheet instruments	—	—	—	—

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

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

U.S. Government agencies are evaluated and priced using multi-dimensional relational models and option adjusted spreads. State and municipal securities are evaluated on a series of matrices including reported trades and material event notices. Mortgage backed securities are evaluated using matrix correlation to treasury or floating index benchmarks, prepayment speeds, monthly payment information and other benchmarks. Other investments are evaluated using a broker- quote based application, including quotes from issuers. The carrying amount of non-readily marketable equity securities (restricted stock) approximates liquidation value.

Loans Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial mortgages, residential mortgages, consumer loans and non-accrual loans. The fair value of performing loans is calculated by discounting expected cash flows using an estimated market discount rate. Expected cash flows include both contractual cash flows and prepayments of loan balances. Prepayments on consumer loans were determined using the median of estimates of securities dealers for mortgage-backed investment pools.

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

Off-balance-sheet Instruments (Disclosed at Cost) Off-balance-sheet instruments are primarily comprised of loan commitments, which are generally priced at market at the time of funding. Fees on commitments to extend credit and stand-by letters of credit are deemed to be immaterial and these instruments are expected to be settled at face value or expire unused. It is impractical to assign any fair value to these instruments. At March 31, 2010, un-funded loan commitments totaled $64.9 million. Stand-by letters of credit totaled $2.6 million at March 31, 2010. At December 31, 2009, un-funded loan commitments totaled $55.2 million. Stand-by letters of credit totaled $2.8 million at December 31, 2009.

NOTE 11:  STOCKHOLDERS’ EQUITY

Stockholders' equity was $43.6 million at March 31, 2010 compared to $42.9 million at December 31, 2009. The increase in stockholders’ equity was primarily a result of year-to-date earnings of $675,000 and a $181,000, net-of-tax SFAS 115 adjustment on the securities portfolio. These additions to stockholders equity were partially offset by $79,000 of dividends paid on DNB’s common stock and $147,000 of dividends accrued on DNB’s Fixed Rate Cumulative Perpetual Preferred Stock.

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

Strategic Plan Update During the first quarter of 2010, management repaid $18.0 million of borrowings from the Federal Home Loan Bank (FHLB) with an average interest rate of 5.56%. In addition to strengthening DNB’s balance sheet, the transaction is expected to significantly reduce interest expense and increase net income in 2010. Net interest income increased $908,000 during the first quarter of 2010 to $4.4 million, compared to $3.5 million for the same period in 2009. The increase during the three month period was due primarily to higher levels of loan balances and investment securities combined with a reduction in interest expense.  DNB continued to focus on expense control during the first quarter. Absent the $560,000 prepayment penalty paid to the FHLB, non-interest expense would have declined approximately $64,000 compared to the first quarter of 2009.  Management has been able to maintain a stable core level of expenses, despite higher FDIC insurance premiums and additions to the commercial lending staff in the third quarter of 2009. Capital remained strong at the end of the first quarter of 2010, as DNB’s tier 1 leverage ratio stood at 8.43% and its total risk-based capital ratio stood at 14.61%, well above the levels of 5.00% and 10.00% respectively to be deemed “well capitalized” for regulatory purposes and also at levels management feels are appropriate for current market conditions.

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

MATERIAL CHALLENGES, RISKS AND OPPORTUNITIES

The following is a summary of material challenges, risks and opportunities DNB has faced during the three-month period ended March 31, 2010.

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

The largest component of DNB’s total income is net interest income, and the majority of DNB’s financial instruments are comprised of interest rate-sensitive assets and liabilities with various terms and maturities.  The primary objective of management is to maximize net interest income while minimizing interest rate risk.  Interest rate risk is derived from timing differences in the re-pricing of assets and liabilities, loan prepayments, deposit withdrawals, and differences in lending and funding rates.  The ALCO actively seeks to monitor and control the mix of interest rate-sensitive assets and interest rate-sensitive liabilities. One measure of interest rate risk is net interest income simulation analysis.  The ALCO utilizes simulation analysis, whereby the model estimates the variance in net interest income with a change in interest rates of plus or minus 200 and 300 basis points in addition to four yield curve twists over a twelve-month period.

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

Deposit Insurance Assessments. The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law and are subject to deposit insurance premium assessments. The FDIC imposes a risk based deposit premium assessment system, under which the amount of FDIC assessments paid by an individual insured depository institution, such as the Bank, is based on the level of risk incurred in its activities. The FDIC places a depository institution in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rates based on certain specified financial ratios. Pursuant to the Federal Deposit Insurance Act, the FDIC has authority and the responsibility to establish deposit insurance assessments at rates sufficient to maintain the designated reserve ratio of the Deposit Insurance Fund at a level between 1.15% and 1.5% of estimated insured deposits, and to take action to restore the designated reserve ratio to at least 1.15% of estimated insured deposits when it falls below that level. As of June 30, 2008, the designated reserve ratio fell below 1.15%, to 1.01%. On October 7, 2008, the FDIC established a restoration plan which is has updated periodically since then to respond to deteriorating economic conditions. Conditions in the banking industry have continued to deteriorate through 2008 and 2009. According to the FDIC’s Quarterly Banking Profile for the Fourth Quarter 2009, as of December 30, 2009 the designated reserve ratio had fallen to (0.39%), down from (0.16%) on September 30, 2009, and 0.36% as of December 31, 2008. The FDIC reports that the December 31, 2009 reserve ratio is the lowest on record for a combined bank and thrift insurance fund. In response to the declining reserve ratio, the FDIC took a series of extraordinary deposit insurance assessment actions during 2009.

Effective for the second quarter of 2009, the FDIC adopted changes to its base and risk-based deposit insurance rates. Pursuant to the new rules, a bank’s annual assessment base rates were as follows, depending on the bank’s risk category:

	Risk Category
	I
	Minimum	Maximum	II	III	IV
Annual rates (in basis points)	12	16	22	32	45

The base assessment rate can be adjusted downward based on a bank’s unsecured debt and level of excess capital above the well capitalized threshold, or upward based on a bank’s secured liabilities including Federal Home Loan Bank advances and repurchase agreements, so that the total risk-based assessment rates will range as follows, depending on a bank’s risk category:

Risk Category
	I	II	III	IV
Initial base assessment rate	12 to 16	22	32	45
Unsecured debt adjustment	(5) to 0	(5) to 0	(5) to 0	(5) to 0
Secured liability adjustment	0 to 8	0 to 11	0 to 16	0 to 22.5
Brokered deposit adjustment	—	0 to 10	0 to 10	0 to 10
Total base assessment rate	7 to 24	17 to 43	27 to 58	40 to 77.5

On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution did not exceed 10 basis points times the institution’s assessment base for the second quarter 2009. The assessment, in the amount of $280,000, was collected from the Bank on September 30, 2009.

As of December 31, 2009 the Bank had an assessment rate of 15.68 basis points, and, based on this rate, the Bank’s estimated 2010 FDIC insurance cost projection is $827,000.

On September 29, 2009, the FDIC adopted a uniform three-basis point increase in the assessment rates shown above, effective on January 1, 2011, and on November 12, 2009, the FDIC adopted a final rule to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. The prepaid assessment was collected on December 30, 2009, along with the institution’s regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. For purposes of calculating the prepaid assessment, each institution’s assessment rate was its total base assessment rate in effect on September 30, 2009. In calculating the prepayment attributable to 2011 and thereafter, it is calculated using the September 29, 2009 increase in 2011 base assessment rates. In addition, future deposit growth was reflected in the prepayment by assuming that an institution’s third quarter 2009 assessment base would be increased quarterly at a 5 percent annual growth rate through the end of 2012. The FDIC began to draw down institutions’ prepaid assessments on March 30, 2010, representing payment for the regular quarterly risk-based assessment for the fourth quarter of 2009. In announcing these initiatives, the FDIC stated that, while the prepaid assessment would not immediately affect bank earnings, each institution would record the entire amount of its prepaid assessment as a prepaid expense asset as of December 30, 2009, the date the payment was made and, as of December 31, 2009 and each quarter thereafter, record an expense or charge to earnings for its regular quarterly assessment and an offsetting credit to the prepaid assessment until the asset is exhausted. Once the asset is exhausted, institutions would resume paying and accounting for quarterly deposit insurance assessments as they currently do. The total amount of the Bank’s deposit insurance assessment prepayment was $3.1 million.

In addition to deposit insurance assessments, banks are subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The FDIC sets the Financing Corporation assessment rate every quarter. The current annual Financing Corporation assessment rate is $0.0102 for each $100 of deposits, which we anticipate will result in an aggregate estimated FICO assessment payment by the Bank of $52,000 in 2010.

Material Trends and Uncertainties. The global and U.S. economies are experiencing significantly reduced business activity as a result of disruptions in the financial system during the past two years. Dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. As a result of the recession, retail customers may delay borrowing from DNB as unemployment remains high and availability to borrow against equity in primary residences diminishes. As the U.S. economy moves through a period of recession, delinquencies will rise as the value of homes decline and DNB’s borrowers experience financial difficulty due to corporate downsizing, reduced sales, or other negative events which may impact their ability to meet their contractual loan payments. As a result growth in the loan portfolio and continued negative trends in the economy and their impact on our borrowers’ ability to repay their loans, DNB made a $426,000 provision during the three months ending March 31, 2010.

Pending Financial Regulatory Reform Legislation.  Pending proposed changes in federal and state legislation and regulation may affect DNB’s operations.  Changes will be significant if Congress enacts proposed financial regulatory reform such as the Wall Street Reform and Consumer Protection Act of 2009, which passed in the House of Representatives in December 2009, or the Restoring American Financial Stability Act of 2010, which was approved by the Senate Banking Committee on March 22, 2010.  DNB cannot predict what effect any presently contemplated or future changes in financial market regulation will have on DNB.

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

In management's opinion, the most critical accounting policies and estimates impacting DNB's consolidated financial statements are listed below.  These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates.  Changes in such estimates may have a significant impact on the financial statements.  For a complete discussion of DNB's significant accounting policies, see the footnotes to the Consolidated Financial Statements included in DNB's 10-K for the year ended December 31, 2009.

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

Management uses significant estimates to determine the allowance for credit losses.  Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB’s control, management’s estimate of the amount necessary to absorb credit losses and actual credit losses could differ.  DNB’s current judgment is that the allowance for credit losses remains appropriate at March 31, 2010.  For a description of DNB’s accounting policies in connection with its allowance for credit losses, see, “Allowance for Credit Losses”, in Management’s Discussion and Analysis.

Realization of deferred income tax items. Estimates of deferred tax assets and deferred tax liabilities make up the asset category titled “net deferred taxes”.  These estimates involve significant judgments and assumptions by management, which may have a material impact on the carrying value of net deferred tax assets for financial reporting purposes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance would be established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available.  For a more detailed description of these items, refer to Footnote 11 (Federal Income Taxes) to DNB’s consolidated financial statements for the year ended December 31, 2009.

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

FINANCIAL CONDITION

DNB's total assets were $614.8 million at March 31, 2010 compared to $634.2 million at December 31, 2009.  The decrease in total assets was primarily attributable to a $24.5 million decrease in cash and cash equivalents. During the first quarter of 2010, management used $18.6 million of cash and cash equivalents to repay borrowings from the Federal Home Loan Bank (FHLB) with an average interest rate of 5.56%. In addition to strengthening DNB’s balance sheet, the transaction is expected to significantly reduce interest expense and increase net income in 2010.

Investment Securities. Investment securities at March 31, 2010 were $203.2 million (including $2.9 million of trade date sales) compared to $204.1 million at December 31, 2009. The $933,000 decrease in investment securities was primarily due to $73.6 million in sales, principal pay-downs and maturities, offset by the purchase of $74.7 million in investment securities. Included in the $59.2 million of investment securities sales was $2.9 million for securities which had a trade date in March 2010, and a settlement date in April 2010. Trade Date accounting is a method used to record transactions that take place on the date at which an agreement has been entered (the trade date), and not on the date the transaction has been finalized (the settlement date).

Gross Loans and Leases. DNB’s loans and leases increased $4.5 million to $364.0 million at March 31, 2010 compared to $359.4 million at December 31, 2009.  Total commercial loans increased $8.9 million, while residential loans, consumer loans and commercial leases declined $2.4 million, $1.4 million and $583,000, respectively.

Deposits. Deposits were $499.9 million at March 31, 2010 compared to $507.3 million at December 31, 2009.  Deposits declined $7.5 million or 1.5% during the three-month period ended March 31, 2010.  Time deposits, primarily accounts greater than $100,000, declined $14.0 million, while core deposits, which are comprised of demand, NOW, money markets and savings accounts, increased $6.5 million.

Borrowings. Borrowings were $66.3 million at March 31, 2010 compared to $79.5 million at December 31, 2009.  The decrease of $13.1 million or 16.5% was primarily due to a $23.0 million decrease in FHLB advances offset by a $9.9 million increase in repurchase agreements.

Stockholders’ Equity. Stockholders' equity was $43.6 million at March 31, 2010 compared to $42.9 million at December 31, 2009. The increase in stockholders’ equity was primarily a result of year-to-date earnings of $675,000 and a $181,000, net-of-tax SFAS 115 adjustment on the securities portfolio. These additions to stockholders equity were partially offset by $79,000 of dividends paid on DNB’s common stock and $147,000 of dividends accrued on DNB’s Fixed Rate Cumulative Perpetual Preferred Stock.

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

RESULTS OF OPERATIONS

SUMMARY

Net income for the three-month period ended March 31, 2010 was $675,000 compared to $480,000 for the same period in 2009.  Diluted earnings per common share for the three-month period ended March 31, 2010 was $0.20 compared to $0.14 for the same period in 2009.  The $195,000 increase during the most recent three-month period was attributable to a $582,000 increase in net interest income after provision for credit losses and a $291,000 increase in non-interest income, offset by a $496,000 increase in non-interest expense and a $182,000 increase in income tax expense.  During the first quarter of 2010, management took $696,000 of gains on the investment portfolio to offset prepayment penalties totaling $560,000, which is included in non-interest expenses and repaid $18.0 million of FHLB advances with a weighted average rate of 5.56%.  In addition to reducing the size of the Company’s balance sheet and increasing capital ratios, the transaction will increase pre-tax core earnings by $378,000 in 2010.

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

Net interest income after provision for credit losses for the three-month period ended March 31, 2010 was $4.0 million, compared to $3.4 million for the same periods in 2009.  Interest income for the three-month period ended March 31, 2010 was $6.7 million, compared to $6.1 million for the same periods in 2009.  The increase in interest income during the three-month period was primarily attributable to an increase in interest on loans and leases due mainly to increased average balances in the commercial mortgage portfolio.  In addition, interest and dividends on investment securities increased due to an increase in the average balance.  The yield on interest-earning assets for the three-month period ended March 31, 2010 was 4.41%, compared to 4.82% for the same period in 2009.  Interest expense for the three-month period ended March 31, 2010 was $2.2 million compared to $2.6 million for the same period in 2009.  The decrease in interest expense during the period was primarily attributable to lower rates on interest-bearing liabilities. The composite cost of funds for the three-month period ended March 31, 2010 was 1.55% compared to 2.14% for the same period in 2009.  The net interest margin for the three-month period ended March 31, 2010 was 2.91%, compared to 2.75% for the same period in 2009.

Interest on loans and leases was $5.1 million for the three-month period ended March 31, 2010, compared to $4.7 million for the same period in 2009.  The average balance of loans and leases was $360.4 million with an average yield of 5.73% for the current quarter compared to $332.4 million with an average yield of 5.73% for the same period in 2009.

Interest and dividends on investment securities was $1.5 million for the three-month period ended March 31, 2010, compared to $1.4 million for the same period in 2009.  The average balance of investment securities was $196.9 million with an average yield of 3.08% for the current quarter compared to $137.7 million with an average yield of 4.08% for the same period in 2009.  The decrease in the yield during the quarter was primarily the result of a declining interest rate environment, coupled with the sales of certain higher yielding securities.  Average cash and cash equivalents were $51.1 million for the three-month period ended March 31, 2010, compared to $42.9 million for the same period in 2009. Management’s investment strategy for DNB’s excess liquidity continues to be to seek investments with shorter durations offering good cash flows and minimal extension risk, ensuring adequate funding for future loan growth.

Interest on deposits was $1.5 million for the three-month period ended March 31, 2010, compared to $1.7 million for the same period in 2009.  The average balance of deposits was $511.2 million with an average rate of 1.20% for the current quarter compared to $405.4 million with an average rate of 1.66% for the same period in 2009.  The decrease in rate during the period was primarily attributable to a lower interest rate environment.

Interest on borrowings was $728,000 for the three-month period ended March 31, 2010, compared to $958,000 for the same period in 2009.  The average balance of borrowings was $76.7 million with an average rate of 3.85% for the current quarter compared to $91.2 million with an average rate of 4.26% for the same period in 2009.  The decrease in the average balance and the average rate on borrowings during the three months ended March 31, 2010 compared to the same period in 2009 was attributable to a $16.1 million average decline in FHLB advances, offset by an average $1.6 million increase in repurchase agreements.

PROVISION FOR CREDIT LOSSES

To provide for known and inherent losses in the loan and lease portfolios, DNB maintains an allowance for credit losses. Provisions for credit losses are charged against income to increase the allowance when necessary. Loan and lease losses are charged directly against the allowance and recoveries on previously charged-off loans and leases are added to the allowance. In establishing its allowance for credit losses, management considers the size and risk exposure of each segment of the loan and lease portfolio, past loss experience, present indicators of risk such as delinquency rates, levels of non-accruals, the potential for losses in future periods, and other relevant factors. Management’s evaluation of the loan and lease portfolio generally includes reviews of borrowers of $100,000 or greater. Consideration is also given to examinations performed by regulatory agencies, primarily the Office of the Comptroller of the Currency (“OCC”).

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

The unallocated portion of the allowance is intended to provide for probable losses not otherwise accounted for in management’s other elements of its overall estimate. An unallocated component is maintained to cover uncertainties such as changes in the national and local economy, concentrations of credit, expansion into new markets and other factors that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

In addition, DNB reviews historical loss experience for the commercial real estate, commercial, residential real estate, home equity and consumer installment loan pools to determine a historical loss factor. The historical loss factors are then applied to the current portfolio balances to determine the required reserve percentage for each loan pool based on risk rating. A reserve analysis is performed on individually reviewed loans, but not impaired loans, and excludes individually reviewed impaired loans, based on ASC 310. Historical losses are segregated into risk-similar groups and a loss ratio is determined for each group over a three year period. The three year average loss ratio by type is then used to calculate the estimated loss based on the current balance of each group. This three year time period is appropriate given the DNB’s historically low level of losses and, more importantly, represents the current economic environment.

This analysis is intended to assess the potential for loss within the loan portfolio and to substantiate the adequacy of the allowance. Should the analysis indicate that the allowance is not adequate, management will recommend a provision expense be made in an amount equal to the shortfall derived. In establishing and reviewing the allowance for adequacy, emphasis has been placed on utilizing the methodology prescribed in OCC Bulletin 2006-47. Management believes that the following factors create a comprehensive system of controls in which management can monitor the quality of the loan portfolio. Consideration has been given to the following factors and variables which may influence the risk of loss within the loan portfolio:

•	Changes in the nature and volume of the portfolio and in the terms of loans.

•	Changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans.

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations.

•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses.

•	Changes in the experience, ability, and depth of lending management and other relevant staff.

•	Changes in the quality of the institution’s loan review system.

•
Changes in international, national, regional, and local economic and business conditions and developments that affect the collectibility of the portfolio, including the condition of various market segments.

•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.

•	Changes in the value of underlying collateral for collateral-dependent loans.

Portfolio risk includes the levels and trends in delinquencies, impaired loans and changes in the loan rating matrix, trends in volume and terms of loans. Management is satisfied with the stability of the past due and non-performing loans and believes there has been no further decline in the quality of the loan portfolio due to any trend in delinquent or adversely classified loans. Although the aggregate total of classified loans has increased, management is confident in the adequacy of the sources of repayment. In determining the adequacy of the allowance, management considered the deterioration of asset quality in DNB’s residential construction and residential first mortgage portfolios, which were factors contributing to the increase in the level of allowance during 2009. In addition to ordering new appraisals and creating specific reserves on impaired loans, the allowance allocation rates were increased, reflective of delinquency trends which have been caused by continued weakness in the housing markets, falling home equity values, and rising unemployment. New appraisal values we have obtained for existing loans have been consistent generally with the declines indicated by the Case-Schiller and other indices.

Given the contraction in real estate values, DNB closely monitors the loan to value ratios of all classified assets and requires periodic current appraisals to monitor underlying collateral values. Management also reviews borrower, sponsorship and guarantor’s financial strength along with their ability and willingness to provide financial support of their obligations on an immediate and continuing basis.

There was a $426,000 provision made during the three months ended March 31, 2010, compared to $100,000 during the same period in 2009. DNB’s percentage of allowance for credit losses to total loans and leases was 1.61% at March 31, 2010, compared to 1.52% and 1.40% at December 31, 2009 and March 31, 2009, respectively. Management monitors DNB’s performance metrics including those ratios related to non-performing loans and leases. The allowance as a percentage of total loans and leases has increased over the last three years at the same time DNB has seen deterioration in the credit quality of the loan portfolio, as evidenced by the increase in non-performing assets. However, these increases do not directly impact DNB’s allowance for loan and lease losses as management monitors each of its criticized and classified loans and leases on an individual basis in accordance with ASC 310. Underlying asset values which support collateral dependent loans are monitored on a periodic basis primarily through updated appraisals and reserves are established for any shortfalls in collateral values. In addition, despite the increase in non-performing assets during the last 2 years, charge-offs have been low, relative to the size of the loan and lease portfolio and to the level of non-performing assets. Net charge-offs were $46,000, $434,000 and $45,000 during the three months ended March 31, 2010, year ended December 31, 2009 and three months ended March 31, 2009, respectively. The percentage of net charge-offs to total average loans and leases were .01%, .13% and .01% during the same respective periods.

Management is not aware of any potential problem loans, which were accruing and current at March 31, 2010, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to DNB.

The increase in the allowance for loan loss ratio reflects management’s estimate of the level of inherent losses in the portfolio, which continued to increase during 2009 and the first three months of 2010 due to a recessionary economy, rising unemployment, a weakened housing market and deterioration in income-producing properties. The increase in non-performing assets, driven by residential homebuilder loans, income producing commercial investor real estate loans and residential loans was a key determining dynamic in the assessment of inherent losses and, as a result, was an important factor in determining the allowance level.

We typically establish a general valuation allowance on classified loans which are not impaired. In establishing the general valuation allowance, we segregate these loans by category. The categories used by DNB include “doubtful,” “substandard,” “special mention,” “watch list” and “pass.” For commercial and construction loans, the determination of the category for each loan is based on periodic reviews of each loan by our lending and credit officers as well as an independent, third-party consultant. The reviews include a consideration of such factors as recent payment history, current financial data, cash flow, financial projections, collateral evaluations, guarantor or sponsorship financial strength and current economic and business conditions. Categories for mortgage and consumer loans are determined through a similar review. Classification of a loan within a category is based on identified weaknesses that increase the credit risk of loss on the loan. Each category carries a target rate for the allowance percentage to be assigned to the loans within that category. The allowance percentage, which is refined based on the specific circumstances of each classified loan, is determined based on inherent losses associated with each type of lending as determined through consideration of our loss history with each type of loan, trends in credit quality and collateral values, and an evaluation of current economic and business conditions.

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

As of March 31, 2010, DNB had $13.2 million of non-performing assets, which included $9.5 million of non-performing loans and $3.7 million of OREO. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $9.2 million at March 31, 2010. Of this, $3.8 million had a valuation allowance of $744,000 and $5.4 million had no specific allowance as of March 31, 2010. For those impaired loans that management determined that no specific valuation allowance was necessary, management has reviewed the appraisal for each loan and determined that there is no shortfall in the collateral. In general, management reduces the amount of the appraisal by the estimated cost of acquisition and disposition of the underlying collateral and compares that adjusted value with DNB’s carrying value. For those impaired loans that have not been assigned a specific valuation allowance, DNB reserves at the rate of approximately 6% used for loans rated substandard under the general allowance. During the quarter ended March 31, 2010, we did not recognize any impairment charges related to loans. Impaired loans had a carrying amount of $9.0 million at December 31, 2009. The valuation allowance on impaired loans was $531,000 as of December 31, 2009. Loans are reviewed for impairment which is measured in accordance with FASB ASC 310-10-35. Impaired loans can either be secured or unsecured, not including large groups of smaller balance loans that are collectively evaluated. Impairment is measured by the difference between the loan amount and the present value of the future cash flow discounted at the loan’s effective interest rate, or, alternatively the fair value of the collateral if the loan is collateral dependent. An impaired loan may not represent an expected loss.

We typically order new third-party appraisals or collateral valuations when a loan becomes impaired or is transferred to OREO. This is done within two weeks of a loan becoming impaired or a loan moving to OREO. It generally takes two to eight weeks to receive the appraisals, depending on the type of property being appraised. We recognize any provision or related charge-off within two weeks of receiving the appraisal after the appraisal has been reviewed by DNB. We generally order a new appraisal every twelve months, unless management determines more frequent appraisals are necessary. DNB had appraisals dated and reviewed within six months of March 31, 2010 for all impaired loans, with the exception of one loan participation we purchased from another bank. We typically request new appraisals from lead banks so that the receipt and review of the appraisal is in conformity with our own internal policy and procedures. However, DNB does not have any control over the timely delivery of the appraisal from a lead bank. During the later part of March 2010, we received a new appraisal from the lead bank for a $2.8 million residential land development loan.  In the Corporation’s Form 10-K for December 31, 2009, management indicated that they were in the process of reviewing the appraisal and discussing various aspects of the appraisal with the lead bank. As of December 31, 2009, we had $180,000 reserved against this loan in the general allowance. A preliminary review of the appraisal prior to the filing of the 2009 10-K indicated that we might need to provide an additional $100,000-$150,000 for this loan during the first quarter of 2010. Subsequent to the filing of the 2009 Form 10-K, management completed its analysis and discussed the appraisal with the lead bank. Management and the lead bank concluded that the underlying assumptions used by the appraiser were factually incorrect as was the engagement and value. A new appraisal is in process with no further impairment in value anticipated, based on comments from the appraiser.

 We use updated valuations when time constraints do not permit a full appraisal process, to reflect rapidly changing market conditions. Because appraisals and updated valuations utilize historical data in reaching valuation conclusions, the appraised or updated value may or may not reflect the actual sales price that we will receive at the time of sale. Management uses the qualitative factor “Changes in the value of underlying collateral for collateral-dependent loans” to establish a reserve to mitigate this risk.

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

Appraisals may also contain different estimates of value based on the level of occupancy or future improvements. “As-is” valuations represent an estimate of value based on current market conditions with no changes to the collateral’s use or condition. “As-stabilized” or “as-completed” valuations assume that the collateral is improved to a stated standard or achieves its highest and best use in terms of occupancy. “As-stabilized” valuations may be subject to a present value adjustment for market conditions or the schedule for improvements.

In connection with the valuation process, we will typically develop an exit strategy for the collateral by assessing overall market conditions, the current condition and use of the asset and its highest and best use. For most income-producing real estate, investors value most highly a stable income stream from the asset; consequently, we conduct a comparative evaluation to determine whether conducting a sale on an “as-is” basis or on an “as-stabilized” basis is most likely to produce the highest net realizable value and compare these values with the costs incurred and the holding period necessary to achieve the “as stabilized” value.

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

The following table summarizes the changes in the allowance for credit losses for the periods indicated.

(Dollars in thousands)	Three Months Ended March 31, 2010	Year Ended December 31, 2009	Three Months Ended March 31, 2009
Beginning balance	$5,477	$4,586	$4,586
Provisions	426	1,325	100
Charge-offs	(81)	(595)	(57)
Recoveries	35	161	12
Ending balance	$5,857	$5,477	$4,641

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

Non-interest income for the three-month period ended March 31, 2010 was $1.6 million, compared to $1.3 million for the same period in 2009.  Absent the gains on sales of securities, non-interest income was up $97,000 quarter over quarter. The $97,000 increase was primarily caused by an increase of $42,000 in wealth management fees and a $66,000 decrease in losses on sales and write-downs of OREO properties. This increase was offset by a $44,000 decline in deposit service charges.

NON-INTEREST EXPENSE

Non-interest expense includes salaries & employee benefits, furniture & equipment, occupancy, professional & consulting fees as well as printing & supplies, marketing and other less significant expense items.  Non-interest expense for the three-month period ended March 31, 2010 was $4.6 million compared to $4.1 million for the same period in 2009.  Other non-interest expense increased $450,000, primarily due to a $560,000 in prepayment penalties on FHLB advances. This increase was offset by decreases in professional and consulting of $91,000, furniture and equipment of $39,000 and salary and employee benefits of $20,000. Absent the $560,000 prepayment penalty paid to the FHLB which is included in non–interest expense for the three months ended March 31, 2010, non-interest expense would have declined approximately $64,000 compared to first quarter of 2009. DNB’s non-interest expense to average assets ratio for the three-month period ended March 31, 2010 was 2.93%, compared to 3.10% for the same period in 2009.

INCOME TAXES
Income tax expense for the three month period ended March 31, 2010 was $271,000 compared to $89,000 for the same period in 2009. The effective tax rate for the three month periods ended March 31, 2010 was 28.6%, compared to 15.7% for the same period in 2009.  Income tax expense for each period differs from the amount determined at the statutory rate of 34% due to tax-exempt income on loans and investment securities, DNB's ownership of BOLI policies, and tax credits recognized on a low-income housing limited partnership.

ASSET QUALITY

Non-performing assets, which totaled $13.2 million at March 31, 2010, decreased slightly when compared to December 31, 2009. Total non-performing assets decreased $476,000 to $13.2 million from $13.7 million at December 31, 2009, compared to $10.8 million at March 31, 2009. The decrease during the most recent quarter was primarily due to the sale of one OREO property for $1.3 million, offset by the addition of 5 commercial loans placed on non-accrual status. Additionally, there were 2 leases that moved into the 90 days and still accruing bucket.  The increase over March 31, 2009 was primarily attributable to 5 residential and 11 commercial loans that were placed on non-accrual status during the year, offset by the sale of one OREO property. As a result of the increase in non-performing loans, the non-performing loans to total loans ratio increased to 2.62% at March 31, 2010, up from 1.87% at March 31, 2009. The non-performing assets to total assets ratio increased to 2.15% at March 31, 2010 from 1.91% at March 31, 2009. The non-performing loans to the allowance ratio increased from 133.6% at March 31, 2009 to 162.6% at March 31, 2010. DNB continues to work diligently to improve asset quality by adhering to strict underwriting standards and improving lending policies and procedures. Non-performing assets have, and will continue to have, an impact on earnings; therefore management intends to continue working aggressively to reduce the level of such assets.

Non-performing assets are comprised of non-accrual loans and leases, loans and leases delinquent over ninety days and still accruing, troubled debt restructurings (“TDRs”) as well as Other Real Estate Owned (“OREO”) and other repossessed assets. Non-accrual loans and leases are loans and leases for which the accrual of interest ceases when the collection of principal or interest payments is determined to be doubtful by management. It is the policy of DNB to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier if considered prudent. Interest received on such loans is applied to the principal balance, or may, in some instances, be recognized as income on a cash basis. A non-accrual loan or lease may be restored to accrual status when management expects to collect all contractual principal and interest due and the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms. OREO consists of real estate acquired by foreclosure. Other repossessed assets are primarily assets from DNB’s commercial lease portfolio that were repossessed. OREO and other repossessed assets are carried at the lower of cost or estimated fair value, less estimated disposition costs. Any significant change in the level of non-performing assets is dependent, to a large extent, on the economic climate within DNB’s market area.

DNB’s Credit Policy Committee monitors the performance of the loan and lease portfolio to identify potential problem assets on a timely basis. Committee members meet to design, implement and review asset recovery strategies, which serve to maximize the recovery of each troubled asset. As of March 31, 2010, DNB had $6.9 million of loans, which, although performing at that date, are believed to require increased supervision and review; and may, depending on the economic environment and other factors, become non-performing assets in future periods. The amount of such loans at December 31, 2009 was $16.3 million. The majority of the loans are secured by commercial real estate, with lesser amounts being secured by residential real estate, inventory and receivables.

The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, (iii) troubled debt restructurings other than those included in items (i) and (ii), and (iv) OREO as a result of foreclosure or voluntary transfer to DNB as well as other repossessed assets. In addition, the table sets forth DNB's asset quality and allowance coverage ratios at the dates indicated:

Non-Performing Assets
(Dollars in thousands)

	March 31, 2010	December 31, 2009	March 31, 2009
Non-accrual loans:
Residential mortgages	$2,666	$3,081	$1,496
Commercial mortgages	1,905	1,317	117
Commercial term loans	4,346	4,374	3,996
Commercial leases	149	157	248
Consumer loans	50	62	13
Total non-accrual loans	9,116	8,991	5,870
Loans 90 days past due and still accruing	410	191	330
Troubled debt restructurings	—	—	—
Total non-performing loans	9,526	9,182	6,200
Other real estate owned & other repossessed property	3,670	4,489	4,630
Total non-performing assets	$13,196	$13,671	$10,830
Asset quality ratios:
Non-performing loans to total loans	2.62%	2.55%	1.87%
Non-performing assets to total assets	2.15	2.16	1.91
Allowance for credit losses to:
Total loans and leases	1.61	1.52	1.40
Non-performing loans and leases	61.5	59.6	74.9

Included in the loan and lease portfolio are loans for which DNB has ceased the accrual of interest.  If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

	Three Months Ended	Year Ended	Three Months Ended
(Dollars in thousands)	March 31, 2010	December 31, 2009	March 31, 2009
Interest income which would have been
recorded under original terms	$96	$505	$80
Interest income recorded during the period	(1)	(89)	(13)
Net impact on interest income	$95	$416	$67
Impaired loans--Impaired loans are measured for impairment using the fair value of the collateral for collateral dependent loans. Information regarding impaired loans is presented as follows:

	Three Months Ended	Year Ended	Three Months Ended
(Dollars in thousands)	March 31, 2010	December 31, 2009	March 31, 2009
Total recorded investment	$9,229	$8,991	$5,870
Impaired loans with a specific allowance	3,776	3,497	1,163
Impaired loans without a specific allowance	5.453	5,494	4,707
Average recorded investment	9,229	7,901	5,870
Specific allowance allocation	744	531	120
Total cash collected	112	654	—
Interest income recorded	1	46	—

LIQUIDITY AND CAPITAL RESOURCES

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes.  DNB’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding.  As part of its liquidity management, DNB maintains assets that comprise its primary liquidity, which totaled $100.6 million at March 31, 2010.  Primary liquidity includes investments, Federal funds sold, and interest-bearing cash balances, less pledged securities.  DNB also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios. In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs.  Through these relationships, DNB has available credit of approximately $178.0 million.  Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

At March 31, 2010, DNB had $64.9 million in un-funded loan commitments.  Management anticipates these commitments will be funded by means of normal cash flows.  Certificates of deposit greater than or equal to $100,000 scheduled to mature in one year or less from March 31, 2010 totaled $42.8 million.  Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in Federal funds sold or by pay-downs and maturities of loans and investments.

The Corporation and the Bank have each met the definition of “well capitalized” for regulatory purposes on March 31, 2010.  The Bank’s capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of the Corporation’s or the Bank’s overall financial condition or prospects. The Corporation’s capital exceeds the FRB’s minimum leverage ratio requirements for bank holding companies (see additional discussion included in Footnote 17 of DNB’s 10-K).

Under federal banking laws and regulations, DNB and the Bank are required to maintain minimum capital as determined by certain regulatory ratios. Capital adequacy for regulatory purposes, and the capital category assigned to an institution by its regulators, may be determinative of an institution’s overall financial condition.

The following table summarizes data and ratios pertaining to the Corporation and the Bank's capital structure.

			For Capital		To Be Well Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation

March 31, 2010:
Total risk-based capital	$58,666	14.61%	$32,126	8.00%	N/A	N/A
Tier 1 capital	53,640	13.36	16,063	4.00	N/A	N/A
Tier 1 (leverage) capital	53,640	8.43	25,438	4.00	N/A	N/A
December 31, 2009:
Total risk-based capital	$58,184	14.27%	$32,609	8.00%	N/A	N/A
Tier 1 capital	53,088	13.02	16,304	4.00	N/A	N/A
Tier 1 (leverage) capital	53,088	8.33	25,486	4.00	N/A	N/A

DNB First, N.A.

March 31, 2010:
Total risk-based capital	$58,128	14.49%	$32,092	8.00%	$40,115	10.00%
Tier 1 capital	53,101	13.24	16,046	4.00	24,069	6.00
Tier 1 (leverage) capital	53,101	8.36	25,420	4.00	31,775	5.00
December 31, 2009:
Total risk-based capital	$57,388	14.09%	$32,574	8.00%	$40,718	10.00%
Tier 1 capital	52,292	12.85	16,287	4.00	24,431	6.00
Tier 1 (leverage) capital	52,292	8.21	25,467	4.00	31,834	5.00

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes an Economic Value of Equity ("EVE") model.  The EVE model measures the potential price risk of equity to changes in interest rates and factors in the optionality included on the balance sheet.  EVE analysis is used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points.  The EVE is likely to be different if rates change.  Results falling outside prescribed ranges require action by management.  At March 31, 2010 and December 31, 2009, DNB's variance in the EVE as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the table below. The change as a percentage of the present value of equity with a 200 basis point increase or decrease at December 31, 2009 was slightly above DNB’s negative 25% guideline. This negative variance was reduced to a negative 20.3%, which was within DNB’s guideline as of March 31, 2010. Management reduced this variance during the first quarter of 2010 scenario by reducing longer term assets, shortening the duration of the investment portfolio and increasing capital levels through increased earnings.

	March 31, 2010					December 31, 2009
Change in rates	Flat	-200	bp	+200	bp	Flat	-200	bp	+200	bp
EVE	$38,239	$38,191		$30,458		$39,095	$43,264		$28,920
Change		(48)		(7,781)			4,169		(10,175)
Change as a % of assets		—		(1.3%)			.7%		(1.6%)
Change as a % of PV equity		(.1%)		(20.3%)			10.7%		(26.0%)

ITEM 4T - CONTROLS AND PROCEDURES

DNB’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2010, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that DNB’s current disclosure controls and procedures are effective and timely, providing them with material information relating to DNB and its subsidiaries required to be disclosed in the report DNB files under the Exchange Act.

Management of DNB is responsible for establishing and maintaining adequate internal control over financial reporting for DNB, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  There was no change in the DNB’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, DNB’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2009, filed with the Commission on March 26, 2010 (File No. 000-16667).

ITEM 2. UNREGISTERED SALES OF EQUITY  SECURITIES AND USE OF PROCEEDS

There were no Unregistered Sales of Equity Securities during the quarter ended March 31, 2010. The following table provides information on repurchases by DNB of its common stock in each month of the quarter ended March 31, 2010:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2010 – January 31, 2010	—	$—	—	63,016
February 1, 2010 – February 28, 2010	—	—	—	63,016
March 1, 2010 – March 31, 2010	—	—	—	63,016
Total	—	$—	—

On July 25, 2001, DNB authorized the buyback of up to 175,000 shares of its common stock over an indefinite period. On August 27, 2004, DNB increased the buyback from 175,000 to 325,000 shares of its common stock over an indefinite period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. (REMOVED AND RESERVED)

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K.

The exhibits listed on the Index to Exhibits on pages 36-38 of this report are incorporated by reference or filed or furnished herewith in response to this Item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNB FINANCIAL CORPORATION

May 14, 2010	BY:	/s/ William S. Latoff
William S. Latoff, Chairman of the Board and Chief Executive Officer

May 14, 2010	BY:	/s/ Gerald F. Sopp
Gerald F. Sopp, Chief Financial Officer and Executive Vice President

Index to Exhibits

Exhibit No. Under Item 601 of Regulation S-K
3	(i)
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

(d)**
DNB Financial Corporation Incentive Equity and Deferred Compensation Plan (As Amended and Restated Effective May 5, 2009), filed March 31, 2009 as Appendix A to Registrant’s definitive proxy statement on Schedule 14-A (No. 0-16667) and incorporated herein by reference.

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

(g)
Marketing Services Agreement between TSG, Inc., a Pennsylvania business corporation (the “Service Provider”) for which Eli Silberman, a Director of Registrant, is the President and owner dated December 17, 2008, filed March 31, 2009 as item 10(g) to Form 10-K for the fiscal year-ended December 31, 2008 (No. 0-16667) and incorporated herein by reference

(h)**
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

(w)*
Amendments dated December 16, 2009 to Change of Control Agreements among DNB Financial Corporation, DNB First, N.A. and William S. Latoff, William J. Hieb, Albert J. Melfi, Richard J. Hartman, Gerald F. Sopp and Bruce E. Moroney with respect to compliance with certain provisions of the Emergency Economic Stabilization Act of 2008 (“EESA”), the American Recovery Reinvestment Act of 2009 (“ARRA”) and the provisions of the Interim Final Rule on “TARP Standards for Compensation and Corporate Governance” published by the United States Treasury Department (“UST”) on June 15, 2009, filed March 26, 2010 as item 10(w) to Form 10-K for the fiscal year ended December 31, 2009 (No. 0-16667) and incorporated herein by reference.

11
Registrant’s Statement of Computation of Earnings Per Share is set forth in Footnote 3 to Registrant's consolidated financial statements at page 10 of this Form 10-Q and is incorporated herein by reference.

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