Form 10-Q
period 2010-06-30
DNB FINANCIAL CORP /PA/
filed 2010-08-13
CIK 713671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: June 30, 2010
or
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
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock ($1.00 Par Value) (Class)	2,643,013 (Shares Outstanding as of August 10, 2010)

DNB FINANCIAL CORPORATION AND SUBSIDIARY

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

DNB Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition (Unaudited)

	June 30,	December 31,
(Dollars in thousands, except per share data)	2010	2009
Assets
Cash and due from banks	$20,539	$35,832
Federal funds sold	8,000	8,000
Cash and cash equivalents	28,539	43,832
AFS investment securities	181,391	155,862
HTM investment securities (fair value of $11,650 and $43,742)	11,202	44,166
Restricted stock	4,365	4,067
Total investment securities	196,958	204,095
Loans and leases	370,184	359,427
Allowance for credit losses	(6,028)	(5,477)
Net loans and leases	364,156	353,950
Office property and equipment, net	8,427	8,775
Accrued interest receivable	2,416	2,703
OREO & other repossessed property	3,700	4,489
Bank owned life insurance	8,010	7,887
Core deposit intangible	185	210
Net deferred taxes	3,067	3,866
Other assets	3,579	4,441
Total assets	$619,037	$634,248
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$57,142	$46,236
Interest-bearing deposits:
NOW	158,549	151,597
Money market	99,090	102,427
Savings	41,593	35,973
Time	145,004	171,114
Total deposits	501,378	507,347
FHLB advances	30,000	53,000
Repurchase agreements	27,435	16,529
Junior subordinated debentures	9,279	9,279
Other borrowings	632	642
Total borrowings	67,346	79,450
Accrued interest payable	556	743
Other liabilities	3,928	3,832
Total liabilities	573,208	591,372
Stockholders’ Equity
Preferred stock, $10.00 par value;
1,000,000 shares authorized; $1,000 liquidation preference per share; 11,750 issued at June 30, 2010 and December 31, 2009	11,526	11,551
Common stock, $1.00 par value;
10,000,000 shares authorized; 2,862,893 and 2,861,618 issued respectively	2,880	2,875
Stock warrants	151	151
Treasury stock, at cost; 227,363 and 243,594 shares, respectively	(4,621)	(4,727)
Surplus	35,241	35,179
Retained earnings (accumulated deficit)	489	(666)
Accumulated other comprehensive income (loss), net	163	(1,447)
Total stockholders’ equity	45,829	42,876
Total liabilities and stockholders’ equity	$619,037	$634,248
See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands, except per share data)	2010	2009	2010	2009
Interest Income:
Interest and fees on loans and leases	$5,239	$4,698	$10,370	$9,413
Interest and dividends on investment securities:
Taxable	1,245	1,590	2,693	2,920
Tax exempt	19	47	64	96
Interest on cash and cash equivalents	23	15	50	34
Total interest income	6,526	6,350	13,177	12,463
Interest Expense:
Interest on NOW, money market and savings	504	663	1,134	1,202
Interest on time deposits	765	985	1,653	2,105
Interest on FHLB advances	328	736	849	1,465
Interest on Federal Reserve borrowing	—	10	—	10
Interest on repurchase agreements	54	74	119	143
Interest on junior subordinated debentures	100	135	220	273
Interest on other borrowings	21	22	43	44
Total interest expense	1,772	2,625	4,018	5,242
Net interest income	4,754	3,725	9,159	7,221
Provision for credit losses	400	300	826	400
Net interest income after provision for credit losses	4,354	3,425	8,333	6,821
Non-interest Income:
Service charges on deposits	329	357	672	744
Wealth management fees	200	157	416	331
Increase in cash surrender value of BOLI	62	64	123	127
Gain on sale of securities	279	49	975	551
Loss on sale of OREO	—	—	—	(66)
Other fees	282	237	535	455
Total non-interest income	1,152	864	2,721	2,142
Non-interest Expense:
Salaries and employee benefits	2,115	1,966	4,218	4,089
Furniture and equipment	363	411	722	809
Occupancy	399	382	855	825
Professional and consulting	319	349	585	706
Advertising and marketing	177	107	281	176
Printing and supplies	44	60	85	99
FDIC insurance	209	539	420	621
FHLB prepayment penalties	—	—	560	—
Other expenses	520	565	1,022	1,159
Total non-interest expense	4,146	4,379	8,748	8,484
Income (loss) before income tax expense (benefit)	1,360	(90)	2,306	479
Income tax expense (benefit)	413	(51)	684	39
Net income (loss)	$947	$(39)	$1,622	$440
Preferred stock dividends and accretion of discount	155	147	309	245
Net income (loss) available to Common Shareholders	$792	$(186)	$1,313	$195
Earnings (loss) per common share:
Basic	$0.30	$(0.07)	$0.50	$0.07
Diluted	$0.30	$(0.07)	$0.50	$0.07
Cash dividends per common share	$0.03	$0.07	$0.06	$0.14
Weighted average common shares outstanding:
Basic	2,631,824	2,603,255	2,626,100	2,603,131
Diluted	2,631,855	2,603,255	2,626,116	2,603,131
See accompanying notes to unaudited consolidated financial statements.

DNB FINANCIAL CORPORATION AND Subsidiary
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) (Unaudited)
(Dollars in thousands)

	Preferred Stock	Common Stock	Stock Warrants	Treasury Stock	Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Compre- hensive Income (Loss)	Total

Balance at January 1, 2010	$11,511	$2,875	$151	$(4,727)	$35,179	$(666)	$(1,447)	$42,876
Comprehensive income:
Net income for six months ended June 30, 2010	—	—	—	—	—	1,622	—	1,622
Other comprehensive income, net of tax:
Unrealized gains on AFS securities, net	—	—	—	—	—	—	1,610	1,610
Total comprehensive income	—	—	—	—	—	—	—	3,232
Preferred stock discount accretion	15	—	—	—	—	(15)	—	—
Restricted stock compensation	—	5	—	—	57	—	—	62
Stock option compensation	—	—	—	—	5	—	—	5
Cash dividends-Common ($.06 per share)	—	—	—	—	—	(158)	—	(158)
Cash dividends-Preferred	—	—	—	—	—	(294)	—	(294)
Sale of treasury shares (16,231 shares)	—	—	—	106	—	—	—	106
Balance at June 30, 2010	$11,526	$2,880	$151	$(4,621)	$35,241	$489	$163	$45,829

	Preferred Stock	Common Stock	Stock Warrants	Treasury Stock	Surplus	Accumulated Deficit	Accumulated Other Compre- hensive Loss	Total

Balance at January 1, 2009	—	$2,867	—	$(4,811)	$35,082	$(1,062)	$(2,018)	$30,058
Comprehensive loss:
Net income for six months ended June 30, 2009	—	—	—	—	—	440	—	440
Other comprehensive loss, net of tax:
Unrealized losses on AFS securities, net	—	—	—	—	—	—	(893)	(893)
Total comprehensive loss	—	—	—	—	—	—	—	(453)
Issuance of preferred stock	11,599	—	—	—	—	—	—	11,599
Preferred stock discount accretion	13	—	—	—	—	(13)	—	—
Stock warrants issued	—	—	151	—	—	—	—	151
Release of unvested stock	—	4	—	—	47	—	—	51
Cash dividends-Common ($.14 per share)	—	—	—	—	—	(338)	—	(338)
Cash dividends-Preferred	—	—	—	—	—	(171)	—	(171)
Purchase of treasury shares (2,454 shares)	—	—	—	(17)	—	—	—	(17)
Preferred stock dividends accrued	—	—	—	—	—	(74)	—	(74)
Balance at June 30, 2009	$11,612	$2,871	$151	$(4,828)	$35,129	$(1,218)	$(2,911)	$40,806

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2010	2009
Cash Flows From Operating Activities:
Net income	$1,622	$440
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, amortization and accretion	1,736	1,098
Provision for credit losses	826	400
Stock based compensation	67	51
Net gain on sale of securities	(975)	(551)
Net loss on sale of OREO and other repossessed property	4	78
(Increase) decrease in accrued interest receivable	287	(428)
(Increase) decrease in other assets	862	(114)
Earnings from investment in BOLI	(123)	(127)
Decrease in interest payable	(187)	(351)
Increase in deferred tax benefit (expense)	171	176
Decrease in other liabilities	(736)	(163)
Net Cash Provided By Operating Activities	3,554	509
Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Sales	114,964	54,269
Maturities, repayments and calls	19,645	12,283
Purchases	(158,674)	(153,123)
Activity in held-to-maturity securities:
Sales	29,855	—
Maturities, repayments and calls	5,843	10,200
Purchases	(2,137)	(2,023)
Net increase in Restricted Stock	(298)	(2)
Net (increase) decrease in loans and leases	(10,683)	3,043
Purchases of premises and equipment	(211)	(332)
Proceeds from sale of OREO and other repossessed property	1,268	363
Net Cash Used By Investing Activities	(428)	(75,322)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	(5,969)	42,291
Repayment of FHLB advances	(23,000)	—
Increase in Federal Reserve borrowings	—	20,500
Increase (decrease) in short term repurchase agreements	10,906	3,278
Decrease in lease obligations	(10)	(8)
Dividends paid	(452)	(509)
Issuance of preferred stock and warrants	—	11,750
Sale (purchase) of treasury stock	106	(17)
Net Cash Provided (Used) By Financing Activities	(18,419)	77,285
Net Change in Cash and Cash Equivalents	(15,293)	2,472
Cash and Cash Equivalents at Beginning of Period	43,832	48,118
Cash and Cash Equivalents at End of Period	$28,539	$50,590
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$4,205	$5,593
Income taxes	670	402
Supplemental Disclosure of Non-cash Flow Information:
Change in unrealized losses on investment securities	$1,847	$(1,406)
Change in deferred taxes due to change in unrealized
losses on investment securities	(628)	478
Transfers from loans and leases to real estate owned	483	194
See accompanying notes to unaudited consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, DNB First, National Association (the "Bank") have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior amounts not affecting net income are reclassified when necessary to conform to current period classifications. The results of operations for the six-month period ended June 30, 2010, are not necessarily indicative of the results, which may be expected for the entire year.  The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2009.

Subsequent Events--Management has considered subsequent events through the date of this filing in preparing the June 30, 2010 Consolidated Financial Statements (Unaudited).

NOTE 2: INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities, as of the dates indicated, are summarized as follows:

	June 30, 2010
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Held To Maturity
Government Sponsored Entities (GSE) mortgage-backed securities	$9,592	$423	$—	$10,015
Collateralized mortgage obligations (GSE)	1,610	25	—	1,635
Total	$11,202	$448	$—	$11,650
Available For Sale
US Government agency obligations	$57,081	$305	$—	$57,386
Government Sponsored Entities (GSE) mortgage-backed securities	95,847	966	(22)	96,791
Collateralized mortgage obligations (GSE)	14,651	197	—	14,848
Corporate bonds	12,344	52	(42)	12,354
Equity securities	27	—	(15)	12
Total	$179,950	$1,520	$(79)	$181,391

	December 31, 2009
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Held To Maturity
Government Sponsored Entities (GSE) mortgage-backed securities	$12,809	$348	$—	$13,157
Collateralized mortgage obligations (GSE)	3,667	29	(24)	3,672
State and municipal tax-exempt bonds	5,454	105	—	5,559
State and municipal taxable bonds	22,236	294	(1,176)	21,354
Total	$44,166	$776	$(1,200)	$43,742
Available For Sale
US Government agency obligations	$62,168	$64	$(172)	$62,060
Government Sponsored Entities (GSE) mortgage-backed securities	59,593	432	(181)	59,844
Collateralized mortgage obligations (GSE)	11,723	64	(37)	11,750
Corporate bonds	22,752	54	(611)	22,195
Equity securities	32	—	(19)	13
Total	$156,268	$614	$(1,020)	$155,862

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The table below details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at June 30, 2010 and December 31, 2009.

	June 30, 2010
(Dollars in thousands)	Total Fair Value	Total Unrealized Loss	Fair value Impaired Less Than 12 Months	Unrealized Loss Less Than 12 Months	Fair value Impaired More Than 12 Months	Unrealized Loss More Than 12 Months
Available For Sale
Corporate Bonds	$5,956	$(42)	$4,190	$(14)	$1,766	$(28)
GSE mortgage-backed securities	6,916	(22)	6,916	(22)	—	—
Equity securities	12	(15)	—	—	12	(15)
Total	$12,884	$(79)	$11,106	$(36)	$1,778	$(43)

	December 31, 2009
(Dollars in thousands)	Total Fair Value	Total Unrealized Loss	Fair value Impaired Less Than 12 Months	Unrealized Loss Less Than 12 Months	Fair value Impaired More Than 12 Months	Unrealized Loss More Than 12 Months
Held To Maturity
Collateralized mortgage obligations (GSE)	$2,202	$(24)	$1,123	$(2)	$1,079	$(22)
State and municipal taxable	12,679	(1,176)	6,546	(169)	6,133	(1,007)
Total	$14,881	$(1,200)	$7,669	$(171)	$7,212	$(1,029)

Available For Sale
Corporate Bonds	$12,239	$(611)	$5,877	$(308)	$6,362	$(303)
US Government agency obligations	29,863	(172)	29,863	(172)	—	—
Collateralized mortgage obligations (GSE)	7,134	(37)	7,134	(37)	—	—
GSE mortgage-backed securities	11,896	(181)	11,896	(181)	—	—
Equity securities	13	(19)	—	—	13	(19)
Total	$61,145	$(1,020)	$54,770	$(698)	$6,375	$(322)

As of June 30, 2010, there were 2 mortgage backed securities, 5 corporate bonds and 6 equity securities which were in an unrealized loss position. DNB does not intend to sell these securities and management of DNB does not expect to be required to sell any of these securities prior to a recovery of its cost basis. Management does not believe any individual unrealized loss as of June 30, 2010 represents an other-than-temporary impairment. DNB had $1.8 million in AFS securities and none in HTM securities, which have had fair values below amortized cost for more than twelve months at June 30, 2010. The total unrealized loss of these securities was $43,000. DNB reviews its investment portfolio on a quarterly basis judging each investment for other-than-temporary impairment (OTTI). The OTTI analysis focuses on duration and amount a security is below book. As of June 30, 2010, the following securities were reviewed:

Corporate bonds. The unrealized losses on the two investments in the Corporate Bonds portfolio were caused by three factors: an increase in rates since the bonds were purchased, a decline in certain bonds ratings since the bonds were purchased and a widening of corporate spreads over treasury equivalents since the bonds were purchased. At June 30, 2010, all of the bonds were rated as investment grade by one or more of the major rating agencies and were impaired for more than twelve months. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than their amortized cost basis, which may be maturity. DNB does not consider these investments to be other-than-temporarily impaired at June 30, 2010.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Equity securities. DNB’s investment in six marketable equity securities consist primarily of investments in common stock of community banks in Pennsylvania. The unrealized losses on the six investments in the Equity securities portfolio were all impaired for more than twelve months. The severity and duration of the impairment are driven by higher collateral losses, wider credit spreads, and changes in interest rates within the financial services sector. DNB evaluated the prospects of all issuers in relation to the severity and duration of the impairment. Based on this analysis and an evaluation of DNB’s ability and intent to hold these investments for a reasonable period of time sufficient for each security to increase to DNB’s cost, DNB does not intend to sell these investments and it is not more likely than not that DNB will be required to sell the investments before recovery of their cost, DNB does not consider these investments to be other-than-temporarily impaired at June 30, 2010.

The amortized cost and estimated fair value of investment securities as of June 30, 2010, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid without penalties.

	Held to Maturity		Available for Sale
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,032	$2,057	$2,573	$2,572
Due after one year through five years	—	—	63,578	63,874
Due after five years through ten years	5,635	6,002	7,746	7,772
Due after ten years	3,535	3,591	106,026	107,161
No stated maturity	—	—	27	12
Total investment securities	$11,202	$11,650	$179,950	181,391

DNB sold $115.0 million and $54.3 million from the AFS portfolio during the six-month period ended June 30, 2010 and 2009, respectively. During the same respective periods, DNB sold $29.9 million and $0 from the HTM portfolio Gains and losses resulting from investment sales, redemptions or calls were as follows:

	Six Months Ended June 30
(Dollars in thousands)	2010	2009
Gross realized gains-AFS	$1,168	$599
Gross realized gains-HTM	178	—
Gross realized losses-AFS	168	48
Gross realized losses-HTM	203	—
Net realized gain	$975	$551

At June 30, 2010 and December 31, 2009, investment securities with a carrying value of approximately $105 million and $158 million, respectively, were pledged to secure public funds, repurchase agreements and for other purposes as required by law.

During the quarter ended June 30, 2010, DNB sold its entire municipal securities portfolio, which had a book value of approximately $26.9 million for a net loss of $64,000. Management sold the municipal securities out of the Held to Maturity portfolio due to media and headline risk related to municipal budget shortfalls, which management believes could impair the value of the bonds. In particular, management believes that reported problems with budgets, in California and other states across the country that are experiencing budget shortfalls, could trickle down to individual municipalities. In addition, numerous municipalities are struggling financially as promised pensions benefits for public-sector employees represent a massive overhang that threatens the financial future of many cities and states.  This was a change in circumstances that was unusual and non-recurring, and could not have been reasonably anticipated when the bonds were placed in the Held to Maturity Portfolio. In addition to the municipal securities, management sold mortgaged backed securities with a book value of $3.0 million out of the held to maturity portfolio for a net gain of $39,000. Such sales are allowed under SFAS 115 guidelines, as more than 85% of the principal outstanding at acquisition had been paid down, due to prepayments and normal scheduled payments.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

  NOTE 3: EARNINGS PER SHARE

Basic earnings per share (“EPS”) are computed based on the weighted average number of common shares outstanding during the period.  Diluted EPS  is computed using the treasury stock method and reflects the potential dilution that could occur from the exercise of stock options and the amortized portion of unvested stock awards.   Stock options and unvested stock awards for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. There were 186,311 anti-dilutive stock warrants, 160,084 anti-dilutive stock options outstanding and 22,326 anti-dilutive stock awards at June 30, 2010. There were 186,311 anti-dilutive stock warrants, 169,503 anti-dilutive stock options outstanding and 24,101 anti-dilutive stock awards at June 30, 2009. See Note 11 for a discussion of stock warrants issued in conjunction with Preferred shares issued to the U.S. Treasury Department as part of the CPP. The dilutive effect of stock options on basic earnings per share is presented below.

	Three Months Ended			Six Months Ended
	June 30, 2010			June 30, 2010
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$792	2,632	$0.30	$1,313	2,626	$0.50
Effect of potential dilutive common stock equivalents– stock options, restricted shares and warrants	—	—	—	—	—	—
Diluted EPS
Income available to common stockholders after assumed conversions	$792	2,632	$0.30	$1,313	2,626	$0.50

	Three Months Ended			Six Months Ended
	June 30, 2009			June 30, 2009
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income (loss) available to common stockholders	$(186)	2,603	$(.07)	$195	2,603	$0.07
Effect of potential dilutive common stock equivalents– stock options, restricted shares and warrants	—	—	—	—	—	—
Diluted EPS
Income (loss) available to common stockholders after assumed conversions	$(186)	2,603	$(.07)	$195	2,603	$0.07

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

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended	Three Months Ended
	June 30, 2010	June 30, 2009
(Dollars in thousands)	Net-of-Tax Amount	Net-of-Tax Amount
Net income (loss)	$947	$(39)
Other Comprehensive Income (loss):
Unrealized holding gains (losses) arising during the period	1,250	—
Accretion of discount on AFS to HTM reclassification	380	12
Reclassification for (gains) losses included in net income – AFS	(201)	(33)
Total Comprehensive Income (Loss)	$2,376	$(60)

	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009
(Dollars in thousands)	Net-of-Tax Amount	Net-of-Tax Amount
Net Income	$1,622	$440
Other Comprehensive Income (Loss):
Unrealized holding gains (losses) arising during the period	1,878	(564)
Accretion of discount on AFS to HTM reclassification	392	35
Reclassification for (gains) losses included in net income – AFS	(660)	(364)
Unrealized actuarial losses- pension	—	—
Total Comprehensive Income (Loss)	$3,232	$(453)

The components of accumulated other comprehensive income (loss) included in stockholders’ equity, are as follows:

	June 30,	December 31,
	2010	2009
(Dollars in thousands)	Net-of-Tax Amount	Net-of-Tax Amount
Net unrealized gain (loss) on AFS securities	$950	$(268)
Discount on AFS to HTM reclassification	—	(392)
Unrealized actuarial losses-pension	(787)	(787	) )
Total of all items above	$163	$(1,447)

NOTE 5: COMPOSITION OF LOAN AND LEASE PORTFOLIO

The following table sets forth information concerning the composition of total loans and leases outstanding, as of the dates indicated.

	June 30,	December 31,
(Dollars in thousands)	2010	2009
Commercial mortgage	$186,942	$172,117
Commercial term and lines of credit	94,304	87,778
Consumer	52,154	55,504
Residential mortgage	34,747	40,951
Commercial leases	2,037	3,077
Gross loans and leases	370,184	$359,427
Allowance for credit losses	(6,028)	(5,477)
Net loans and leases	$364,156	$353,950

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the changes in the allowance for credit losses for the periods indicated.

(Dollars in thousands)	Three Months Ended June 30, 2010	Year Ended December 31, 2009
Beginning balance	$5,856	$4,586
Provisions	400	1,325
Charge-offs	(219)	(595)
Recoveries	(9)	161
Ending balance	$6,028	$5,477

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

DNB Capital Trust II

DNB’s second issuance of junior subordinated debentures was on March 30, 2005. This issuance of debentures are floating rate and were issued to DNB Capital Trust II, a Delaware business trust in which DNB owns all of the common equity. DNB Capital Trust II issued $4.0 million of floating rate (the rate was fixed at 6.56% for the first 5 years and will adjust at a rate of 3-month LIBOR plus 1.77% thereafter) capital preferred securities. The proceeds of these securities were used by the Trust, along with DNB's capital contribution, to purchase $4.1 million principal amount of DNB's floating rate junior subordinated debentures. The preferred securities have been redeemable since May 23, 2010. The preferred securities must be redeemed upon maturity of the debentures on May 23, 2035.

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

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7: RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued new guidance impacting FASB ASC 860, Transfers and Servicing ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance as follows: (i) eliminates the concept of a qualified special purpose entity (“QSPE”); (ii) requires a transferor to consider all arrangements made contemporaneously with or in anticipation of a transfer when determining whether derecognition is appropriate; (iii) clarifies the requirement that a transferred financial asset be legally isolated from the transferor and any of its consolidated affiliates; (iv) introduces the concept of a participating interest which is applied to transfers of portions of financial assets to determine derecognition eligibility; (v) modifies the conditions required for a transfer of financial assets to qualify as a sale; (vi) changes the initial measurement guidance for asset transfers that qualify as sales: and (vii) stipulates that guaranteed mortgage securitizations (“GMS”) that fail to meet the conditions for sale accounting will result in the continued classification of the securitized mortgage loans as loans and will not enable a transferor to recognize a servicing asset or liability. The new authoritative accounting guidance under ASC Topic 860 was effective January 1, 2010 and had no impact on the Corporation’s consolidated financial statements.

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

In April 2010, the FASB issued ASU 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, which updates ASC 310, Receivables. The amendments in this update affect any entity that acquires loans subject to ASC Subtopic 310-30, Receivables: Loans and Debt Securities Acquired with Deteriorated Credit Quality, that accounts for some or all of those loans within pools, and that subsequently modifies one or more of those loans after acquisition. Under this updated guidance, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amended guidance is effective prospectively for modifications occurring in the first interim or annual period ending on or after July 15, 2010. The Corporation adopted this guidance effective July 1, 2010. The adoption is not expected to have any impact on the Corporation’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which updated ASC 310, Receivables. The updated guidance requires more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses, including a roll-forward schedule of the allowance for credit losses for the period on a portfolio segment basis, as well as additional information about the aging and credit quality of receivables by class of financing receivables as of the end of the period. The new and amended disclosures that relate to information as of the end of a reporting period will be effective for the Corporation as of December 31, 2010. The disclosures that include information for activity that occurs during a reporting period will be effective for the first interim reporting period beginning after December 31, 2010. The Corporation is continuing to evaluate this guidance. While the guidance will impact the presentation of certain disclosures within our financial statements, we do not expect that the guidance will have any impact on the Corporation’s consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8: STOCK-BASED COMPENSATION

Stock Option Plan

DNB has a Stock Option Plan for employees and directors.  Under the plan, options (both qualified and non-qualified) to purchase a maximum of 643,368 shares of DNB’s common stock could be issued to employees and directors.

Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years.  The Plan Committee determines vesting of options under the plan.  There were 187,898 and 223,079 options available for grant at June 30, 2010 and June 30, 2009, respectively. All options with the exception of 44,600 options granted on April 23, 2010 are immediately exercisable. The options granted on April 23, 2010 have a fair value of $100,000 or $2.246 per share, based on a risk free interest rate of 3.273%, a dividend yield of 1.73% and a volatility of 35.564% and are subject to four year cliff vesting. These options expire on April 23, 2017 if not exercised or cancelled, have an exercise price of $6.93 per share, and the shares are restricted from resale for two years after exercise.  DNB expensed $5,000 during the six months ended June 30, 2010 and anticipates additional expense of $95,000 through April 23, 2014, the date the options can first be exercised.

Stock option activity for the six-month period ended June 30, 2010 is indicated below.

	Number Outstanding	Weighted Average Exercise Price
Outstanding January 1, 2010	169,503	$19.19
Granted	44,600	6.93
Exercised	–	–
Expired	(9,419)	(9.23)
Forfeited	–	–
Outstanding June 30, 2010	204,684	$16.98

Stock option activity for the six-month period ended June 30, 2009 is indicated below.

	Number Outstanding	Weighted Average Exercise Price
Outstanding January 1, 2009	191,247	$19.03
Granted	–	–
Exercised	–	–
Expired	(19,229)	(17.40)
Forfeited	(2,515)	(20.24)
Outstanding June 30, 2009	169,503	$19.19

The weighted-average price and weighted average remaining contractual life for the outstanding options are listed below for the dates indicated.

	June 30, 2010
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Remaining Contractual Life
$6.93-10.99	44,600	$6.93	6.82 years
11.00-13.99	9,414	11.16	1.00 years
14.00-19.99	82,805	17.44	4.48 years
20.00-22.99	19,824	22.78	4.48 years
23.00-24.27	48,041	24.27	4.80 years
Total	204,684	$16.98	4.91 years
Intrinsic value	$2,230

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2009
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

Share awards granted by the plan were recorded at the date of award based on the market value of shares.  Awards are being amortized to expense over the three-year cliff-vesting period. DNB records compensation expense equal to the value of the shares being amortized.  For the three and six-month periods ended June 30, 2010, $36,000 and $62,000 was amortized to expense. For the three and six-month periods ended June 30, 2009, $27,000 and $51,000 was amortized to expense.  At June 30, 2010, approximately $163,000 in additional compensation will be recognized over the remaining service period of approximately 1.6 years. At June 30, 2010, 192,213 shares were reserved for future grants under the plan.   Stock grant activity is indicated below.

	Shares	Weighted Average Grant Date Fair Value
Outstanding - January 1, 2010	24,101	$13.43
Granted	14,200	6.93
Forfeited	(500)	9.55
Vested	(1,275)	12.26
Outstanding - June 30, 2010	36,526	$11.00

	Shares	Weighted Average Grant Date Fair Value
Outstanding - January 1, 2009	24,574	$13.49
Granted	-	-
Forfeited	(473)	16.14
Vested	-	-
Outstanding - June 30, 2009	24,101	$13.43

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE  9:  INCOME TAXES

As of June 30, 2010, the Corporation had no material unrecognized tax benefits or accrued interest and penalties. It is the Corporation’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.  Federal and state tax years 2006 through 2009 were open for examination as of June 30, 2010. Income tax expense (benefit) for the three and six-month periods ended June 30, 2010 was $413,000 and $684,000 compared to ($51,000) and $39,000 for the same periods in 2009. The effective tax rate for the three and six-month periods ended June 30, 2009 was 30.4% and 29.7%, compared to 56.3% and 8.1%, for the same period in 2009.  As of result of the sale of $26.9 million of municipal securities, $4.0 of which were tax-free, DNB will more than likely have a slightly higher effective tax rate in future periods.

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

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

OREO assets are adjusted to fair value less estimated selling costs upon transfer of the loans to OREO. Subsequently, OREO assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. There assets are included as level 3 fair values.

The following table summarizes the assets at June 30, 2010 and December 31, 2009 that are recognized on DNB’s balance sheet using fair value measurement determined based on the differing levels of input.

	June 30, 2010
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Assets Measured at Fair Value on a Recurring Basis
Securities available for sale	$12	$181,379	$—	$181,391
Total assets measured at fair value on a recurring basis	$12	$181,379	$—	$181,391
Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$—	$—	$6,474	$6,474
OREO & other repossessed property	—	—	3,700	3,700
Total assets measured at fair value on a nonrecurring basis	$—	$—	$10,174	$10,174

	December 31, 2009
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Assets Measured at Fair Value on a Recurring Basis
Securities available for sale	$13	$155,849	$—	$155,862
Total assets measured at fair value on a recurring basis	$13	$155,849	$—	$155,862
Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$—	$—	$2,966	$2,966
OREO & other repossessed property	—	—	4,489	4,489
Total assets measured at fair value on a nonrecurring basis	$—	$—	$7,455	$7,455

 Impaired loans.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $9.0 million at June 30, 2010. Of this, $7.4 million had a valuation allowance of $922,000 and $1.6 million had no allowance as of June 30, 2010. Impaired loans had a carrying amount of $9.0 million at December 31, 2009. Of this, $3.5 million had a valuation allowance of $531,000 and $5.5 million had no allowance as of December 31, 2009.

Other Real Estate Owned & other repossessed property.    Other real estate owned ("OREO") consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as OREO and other repossessed property are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. DNB had $3.7 million of such assets at June 30, 2010, which consisted of $3.5 million in OREO and $185,000 in other repossessed property. DNB had $4.5 million of such assets at December 31, 2009, which consisted of $4.4 million in OREO and $109,000 in other repossessed property. Subsequent to the repossession of these assets, DNB did not write down their carrying values during the three month period ending June 30, 2010, based on appraisals.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying amounts and estimated fair values of financial instruments at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010		December 31, 2009
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$28,539	$28,539	$43,832	$43,832
AFS Investment securities	181,391	181,391	155,862	155,862
HTM Investment securities	11,202	11,650	44,166	43,742
Restricted Stock	4,365	4,365	4,067	4,067
Loans and leases, net of allowance	364,156	360,181	353,950	346,986
Accrued interest receivable	2,416	2,416	2,703	2,703
Financial liabilities
Deposits	501,378	500,210	507,347	503,552
Borrowings	58,067	61,082	70,171	73,782
Junior subordinated debentures	9,279	7,249	9,279	5,647
Accrued interest payable	556	556	743	743
Off-balance sheet instruments	–	–	–	–

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

Off-balance-sheet Instruments (Disclosed at Cost) Off-balance-sheet instruments are primarily comprised of loan commitments, which are generally priced at market at the time of funding. Fees on commitments to extend credit and stand-by letters of credit are deemed to be immaterial and these instruments are expected to be settled at face value or expire unused. It is impractical to assign any fair value to these instruments. At June 30, 2010, un-funded loan commitments totaled $57.6 million and stand-by letters of credit totaled $1.0 million. At December 31, 2009, un-funded loan commitments totaled $55.2 million and stand-by letters of credit totaled $2.8 million.

NOTE 11:  STOCKHOLDERS’ EQUITY

Stockholders' equity was $45.8 million at June 30, 2010 compared to $42.9 million at December 31, 2009. The increase in stockholders’ equity was primarily a result of year-to-date earnings of $1.6 million and a $1.6 million, net-of-tax other comprehensive income adjustment for unrealized gains on the securities portfolio. These additions to stockholders equity were partially offset by $158,000 of dividends paid on DNB’s common stock and $295,000 of dividends accrued on DNB’s Fixed Rate Cumulative Perpetual Preferred Stock.

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

Comprehensive 5-Year Plan.  During the second quarter of 2010, management updated the 5-year strategic plan that was designed to reposition its balance sheet and improve core earnings. Through the plan, management will endeavor to expand its loan portfolio through new originations, increased loan participations, as well as strategic loan and lease receivable purchases. Management also plans to reduce the absolute level of borrowings with cash flows from existing loans and investments as well as from new deposit growth. A discussion on DNB’s Key Strategies follows below:

•	Focus on penetrating markets and allowing existing locations to maximize profitability

•	Grow loans and diversify the mix

•	Improve asset quality

•	Reduce long-term borrowings

•	Focus on profitable customer segments

•	Grow and diversify non-interest income, primarily in the wealth management area

•	Focus on reducing DNB’s cost of funds by changing DNB’s mix of deposits

•	Focus on cost containment and improving operational efficiencies

Strategic Plan Update. During the quarter ended June 30, 2010, management focused on expense control as well as strengthening DNB's capital and liquidity positions. Non-interest expense declined approximately $233,000 compared to the second quarter of 2009. Management has been able to maintain a stable core level of expenses, despite additions to the commercial lending staff in the third quarter of 2009 and increased funding for advertising and marketing in 2010. Management continued to actively manage deposits during the quarter to reduce DNB’s cost of funds. DNB’s composite cost of funds for the second quarter of 2010 dropped 50 basis points to 1.26% compared to 1.76% for the three months ended December 31, 2009. Time deposits declined $26.1 million to $145.0 million at June 30, 2010 compared to $171.1 million at December 31, 2009. Total Risk Based Capital stood at 14.90% at June 30, 2010.

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

MATERIAL CHALLENGES, RISKS AND OPPORTUNITIES

The following is a summary of material challenges, risks and opportunities DNB has faced during the three-month period ended June 30, 2010.

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

The principal objective of the Bank’s interest rate risk management is to evaluate the interest rate risk included in certain on and off-balance sheet accounts, determine the level of risk appropriate given the Bank’s business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with management’s approved guidelines. Through such management, DNB seeks to reduce the vulnerability of its operations to changes in interest rates. The Bank’s Asset Liability Committee (the “ALCO”) is responsible for reviewing the Bank’s asset/liability policies and interest rate risk position and making decisions involving asset liability considerations. The ALCO meets on a monthly basis and reports trends and the Bank’s interest rate risk position to the Board of Directors.  The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Bank.

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

Liquidity and Market Risk Management Liquidity is the ability to meet current and future financial obligations. The Bank further defines liquidity as the ability to respond to deposit outflows as well as maintain flexibility to take advantage of lending and investment opportunities. The Bank’s primary sources of funds are operating earnings, deposits, repurchase agreements, principal and interest payments on loans, proceeds from loan sales, principal and interest payments on mortgage backed securities, sales of investment securities, and advances from the FHLB. The Bank uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, mortgage prepayments, loan and security sales and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, that was enacted by Congress on July 15, 2010, and was signed into law by President Obama on July 21, 2010, enacted a number of changes to the federal deposit insurance regime that will affect the deposit insurance assessments the Bank will be obligated to pay in the future.  For example:

-
The law permanently raises the federal deposit insurance limit to $250,000 per account ownership.  This change may have the effect of increasing losses to the FDIC insurance fund on future failures of other insured depository institutions.

-
The new law makes deposit insurance coverage unlimited in amount for non-interest bearing transaction accounts until December 31, 2012.  This change may also have the effect of increasing losses to the FDIC insurance fund on future failures of other insured depository institutions.

-
The law increases the insurance fund’s minimum designated reserve ratio from 1.15 to 1.35, and removes the current 1.50 cap on the reserve ratio. The law gives the FDIC discretion to suspend or limit the declaration or payment of dividends even when the reserve ratio exceeds the minimum designated reserve ratio.

Each of these changes may increase the rate of FDIC insurance assessments to maintain or replenish the FDIC’s deposit insurance fund.  This could, in turn, raise the Bank’s future deposit insurance assessment costs.  On the other hand, the law changes the deposit insurance assessment base so that it will generally be equal to consolidated assets less tangible equity.  This change of the assessment base from an emphasis on deposits to an emphasis on assets is generally considered likely to cause larger banking organizations to pay a disproportionately higher portion of future deposit insurance assessments, which may, correspondingly, lower the level of deposit insurance assessments that smaller community banks such as the Bank may otherwise have to pay in the future.  While it is likely that the new law will increase the Bank’s future deposit insurance assessment costs, the specific amount by which the new law’s combined changes will affect the Bank’s deposit insurance assessment costs is hard to predict, particularly because the new law gives the FDIC enhanced discretion to set assessment rate levels.

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

 Material Trends and Uncertainties. The global and U.S. economies are experiencing significantly reduced business activity as a result of disruptions in the financial system during the past two years. Dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. As a result of the recession, retail customers may delay borrowing from DNB as unemployment remains high and availability to borrow against equity in primary residences diminishes. As the U.S. economy moves through a period of recession, delinquencies will rise as the value of homes decline and DNB’s borrowers experience financial difficulty due to corporate downsizing, reduced sales, or other negative events which may impact their ability to meet their contractual loan payments. As a result growth in the loan portfolio and continued negative trends in the economy and their impact on our borrowers’ ability to repay their loans, DNB made a $400,000 provision during the three months ending June 30, 2010.

          Pending Financial Regulatory Reform Legislation.  The federal government is considering a variety of reforms related to banking and the financial industry including, without limitation, the newly adopted Dodd-Frank Act.  The Dodd-Frank Act is intended to promote financial stability in the U.S., reduce the risk of bailouts and protect against abusive financial services practices by improving accountability and transparency in the financial system and ending “to big to fail” institutions.  It is the broadest overhaul of the U.S. financial system since the Great Depression, and much of its impact will be determined by the scope and substance of many regulations that will need to be adopted by various regulatory agencies to implement its provisions.  For these reasons, the overall impact on DNB and its subsidiaries is unknown at this time.

The Dodd-Frank Act delegates to various federal agencies the task of implementing its many provisions through regulation. Hundreds of new federal regulations, studies and reports addressing all of the major areas of the new law, including the regulation of banks and their holding companies, will be required, ensuring that federal rules and policies in this area will be further developing for months and years to come. Based on the provisions of the Dodd-Frank Act and anticipated implementing regulations, it is highly likely that banks and thrifts as well as their holding companies will be subject to significantly increased regulation and compliance obligations.

The Dodd-Frank Act could require us to make material expenditures, in particular personnel training costs and additional compliance expenses, or otherwise adversely affect our business or financial results.  It could also require us to change certain of our business practices, adversely affect our ability to pursue business opportunities we might otherwise consider engaging in, cause business disruptions and/or have other impacts that are as-of-yet unknown to DNB and the Bank.  Failure to comply with these laws or regulations, even if inadvertent, could result in negative publicity, fines or additional licensing expenses, any of which could have an adverse effect on our cash flow and results of operations.  For example, a provision of the Dodd-Frank Act is intended to preclude bank holding companies from treating future trust preferred securities issuances as Tier 1 capital for regulatory capital adequacy purposes.  This provision may narrow the number of possible capital raising opportunities DNB and other bank holding companies might have in the future.  As another example, the new law establishes the Consumer Financial Protection Bureau, which has been given substantive rule-making authority under most of the consumer protection regulations affecting the Bank and its customers.  The Bureau and new rules it will issue may materially affect the methods and costs of compliance by the Bank in connection with future consumer-related transactions.

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

Management uses significant estimates to determine the allowance for credit losses.  Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB’s control, management’s estimate of the amount necessary to absorb credit losses and actual credit losses could differ.  DNB’s current judgment is that the allowance for credit losses remains appropriate at June 30, 2010.  For a description of DNB’s accounting policies in connection with its allowance for credit losses, see, “Allowance for Credit Losses”, in Management’s Discussion and Analysis.

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

FINANCIAL CONDITION

DNB's total assets were $619.0 million at June 30, 2010 compared to $635.0 million at December 31, 2009.  The decrease in total assets was primarily attributable to a $15.3 million decrease in cash and cash equivalents and $7.1 million decrease in investment securities, offset by a $10.2 million increase in total loans and leases.

Investment Securities. Investment securities at June 30, 2010 were $196.7 million compared to $204.1 million at December 31, 2009. The $7.4 decrease in investment securities was primarily due to $170.9 million in sales, principal pay-downs and maturities, offset by the purchase of $160.8 million in investment securities.

During the quarter ended June 30, 2010, DNB sold its entire municipal securities portfolio, which had a book value of approximately $26.9 million for a net loss of $54,000. Management sold the municipal securities out of the Held to Maturity portfolio due to media and headline risk related to municipal budget shortfalls, which management believes could impair the value of the bonds. In particular, management believes that reported problems with budgets, in California and other states across the country that are experiencing budget shortfalls, could trickle down to individual municipalities. In addition, numerous municipalities are struggling financially as promised pensions benefits for public-sector employees represent a massive overhang that threatens the financial future of many cities and states.  This was a change in circumstances that was unusual and non-recurring, and could not have been reasonably anticipated when the bonds were placed in the Held to Maturity Portfolio. In addition to the municipal securities, management sold mortgaged backed securities with a book value of $3.0 million out of the held to maturity portfolio for a net gain of $39,000. Such sales are allowed under SFAS 115 guidelines, as more than 85% of the principal outstanding at acquisition had been paid down, due to prepayments and normal scheduled payments.

Gross Loans and Leases. DNB’s loans and leases increased $10.8 million to $370.2 million at June 30, 2010 compared to $359.4 million at December 31, 2009.  Commercial loan increased $21.4 million, while residential loans, consumer loans and commercial leases declined by $6.2 million, $3.3 million and $1.0 million, respectively.

Deposits. Deposits were $501.4 million at June 30, 2010 compared to $507.3 million at December 31, 2009.  Deposits decreased $5.9 million or 1.18% during the six-month period ended June 30, 2010. Time deposits decreased by $26.0 million while core deposits, which are comprised of demand, NOW, money markets and savings accounts, increased $20.1 million.

Borrowings. Borrowings were $67.3 million at June 30, 2010 compared to $79.4 million at December 31, 2009.

Stockholders’ Equity. Stockholders' equity was $45.8 million at June 30, 2010 compared to $42.9 million at December 31, 2009. The increase in stockholders’ equity was primarily a result of year-to-date earnings of $1.6 million and a $1.6 million, net-of-tax other comprehensive income adjustment for unrealized gains on the securities portfolio. These additions to stockholders equity were partially offset by $158,000 of dividends paid on DNB’s common stock and $295,000 of dividends accrued on DNB’s Fixed Rate Cumulative Perpetual Preferred Stock.

On January 30, 2009, as part of the CPP administered by the United States Department of the Treasury, DNB Financial Corporation entered into a Letter Agreement and a Securities Purchase Agreement with the U.S. Treasury, pursuant to which the DNB issued and sold on January 30, 2009, and the U.S. Treasury purchased for cash on that date (i) 11,750 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008A, par value $10.00 per share, having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant to purchase up to 186,311 shares of the DNB’s common stock, $1.00 par value, at an exercise price of $9.46 per share, for an aggregate purchase price of $11,750,000 in cash. This transaction closed on January 30, 2009. The issuance and sale of these securities was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. During 2010, the Bank will need to provide dividends to the Corporation in connection with the $11,750,000 of Fixed Rate Cumulative Perpetual Preferred Stock sold on January 30, 2009 as part of the CPP administered by the United States Department of the Treasury

RESULTS OF OPERATIONS
SUMMARY

Net income (loss)  for the three and six-month periods ended June 30, 2010 was $947,000 and $1.6 million compared to ($39,000) and $440,000 for the same periods in 2009.  Diluted earnings per share for the three and six-month periods ended June 30, 2010 were $.30 and $.50 compared to ($0.07) and $0.07 for the same periods in 2009.  The $986,000 increase during the most recent three-month period was attributable to a $1.0 million increase in net interest income before provision for credit losses, a $288,000 increase in non-interest income combined with a $233,000 decrease in non-interest expense, offset by a $464,000 increase in income tax expense and a $100,000 increase in provision for credit losses.

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

Net interest income after provision for credit losses for the three and six-month periods ended June 30, 2010 was $4.4 million and $8.3 million, compared to $3.4 million and $6.8 million for the same periods in 2009.  Interest income for the three and six-month periods ended June 30, 2010 was $6.5 million and $13.2 million compared to $6.3 million and $12.5 million for the same periods in 2009.  The increase in interest income was primarily attributable to an increase in interest and fees on loans.  Interest and dividends on investment securities declined due to lower average balances and lower yields on investments. The yield on interest-earning assets for the three and six-month periods ended June 30, 2010 was 4.44% and 4.43%, compared to 4.57% and 5.49% for the same periods in 2009.  Interest expense for the three and six-month periods ended June 30, 2010 was $1.8 million and $4.0 million compared to $2.6 million and $5.2 million for the same periods in 2009. The decrease in interest expense during both periods was primarily attributable to lower rates on interest-bearing liabilities. The composite cost of funds for the three and six-month periods ended June 30, 2010 was 1.26% and 1.41%, compared to 1.95% and 2.04% for the same periods in 2009.   The net interest margin for the three months ended June 30, 2010 was 3.23%, compared 2.68% for the same periods in 2009.

Interest on loans and leases was $5.2 million and $10.4 million for the three and six-month periods ended June 30, 2010, compared to $4.7 million and $9.4 million for the same periods in 2009. The increase during both periods was primarily the result of higher average balances and higher yields on the portfolio. The average balance of loans and leases was $365.9 million with an average yield of 5.71% for the current quarter compared to $331.3 million with an average yield of 5.67% for the same period in 2009.  The average balance of loans and leases was $363.2 million with an average yield of 5.72% for the current six months compared to $331.9 million with an average yield of 5.70% for the same period in 2009.

Interest and dividends on investment securities was $1.3 million and $2.8 million for the three and six-month periods ended June 30, 2010, compared to $1.6 million and $3.0 million for the same periods in 2009.  The average balance of investment securities was $178.1 million with an average yield of 2.86% for the current quarter compared to $185.9 million with an average yield of 3.57% for the same period in 2009.  The average balance of investment securities was $187.4 million with an average yield of 2.98% for the current six months compared to $162.0 million with an average yield of 3.78% for the same period in 2009. The decrease in the yield during both periods was primarily the result of a declining interest rate environment, coupled with the sales of certain higher yielding securities.

Interest on deposits was $1.3 million and $2.8 million for the three and six-month periods ended June 30, 2010, compared to $1.6 million and $3.3 million for the same periods in 2009.   The average balance of deposits was $497.6 million with an average rate of 1.02% for the current quarter compared to $432.3 million with an average rate of 1.53% for the same period in 2009.   The average balance of deposits was $504.4 million with an average rate of 1.11% for the six months ended June 30, 2010 compared to $418.9 million with an average rate of 1.59% for the same period in 2009. The increase in the average balance during both periods was primarily the result of year-over-year increased deposit relationships through aggressive marketing and cross-selling efforts.  The decrease in rate during both periods was primarily attributable to lower rates being paid on maturing time deposits and certain money market accounts, stimulated by a lower interest rate environment.

Interest on borrowings was $504,000 and $1.2 million for the three and six-month periods ended June 30, 2010, compared to $978,000 and $1.9 million for the same periods in 2009. The average balance of borrowings was $66.9 million with an average rate of 3.02% for the current quarter compared to $107.5 million with an average rate of 3.65% for the same period in 2009.  The average balance of borrowings was $71.8 million with an average rate of 3.46% for the six months ended June 30, 2010 compared to $99.4 million with an average rate of 3.93% for the same period in 2009. The decrease in the average balance and the average rate on borrowings during the six months ended June 30, 2010 compared to the same period in 2009 was attributable to an average $23.1 million decline in FHLB advances, offset by an average $3.3 million increase in repurchase agreements.   During the six months ended June 30, 2010, management repaid $18.0 million of borrowings from the Federal Home Loan Bank (FHLB) with an average interest rate of 5.56%. In addition to strengthening DNB’s balance sheet, the transaction is expected to significantly reduce interest expense and increase net income in 2010. DNB paid the FHLB a $560,000 prepayment penalty when the $18.0 million of borrowings were paid off.

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

There was a $400,000 provision made during the three months ended June 30, 2010, compared to $300,000 during the same period in 2009. There was an $826,000 provision made during the six months ended June 30, 2010, compared to $400,000 during the same period in 2009.  DNB’s percentage of allowance for credit losses to total loans and leases was 1.63% at June 30, 2010, compared to 1.52% and 1.48% at December 31, 2009 and June 30, 2009, respectively. Management monitors DNB’s performance metrics including those ratios related to non-performing loans and leases. The allowance as a percentage of total loans and leases has increased over the last three years at the same time DNB has seen deterioration in the credit quality of the loan portfolio, as evidenced by the increase in non-performing assets. However, these increases do not directly impact DNB’s allowance for loan and lease losses as management monitors each of its criticized and classified loans and leases on an individual basis in accordance with ASC 310. Underlying asset values which support collateral dependent loans are monitored on a periodic basis primarily through updated appraisals and reserves are established for any shortfalls in collateral values. In addition, despite the increase in non-performing assets during the last 2 years, charge-offs have been low, relative to the size of the loan and lease portfolio and to the level of non-performing assets. Net charge-offs were $275,000, $434,000 and $66,000 during the six months ended June 30, 2010, year ended December 31, 2009 and six months ended June 30, 2009, respectively. The percentage of net charge-offs to total average loans and leases were .08%, .13% and .02% during the same respective periods.

Management is not aware of any potential problem loans, which were accruing and current at June 30, 2010, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to DNB.

The increase in the allowance for loan loss ratio reflects management’s estimate of the level of inherent losses in the portfolio, which continued to increase during 2009 and the first six months of 2010 due to a recessionary economy, rising unemployment, a weakened housing market and deterioration in income-producing properties. The increase in non-performing assets, driven by residential homebuilder loans, income producing commercial investor real estate loans and residential loans was a key determining dynamic in the assessment of inherent losses and, as a result, was an important factor in determining the allowance level.

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

As of June 30, 2010, DNB had $12.6 million of non-performing assets, which included $8.9 million of non-performing loans and $3.7 million of OREO. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $9.0 million at June 30, 2010. Of this, $7.4 million had a valuation allowance of $922,000 and $1.6 million had no specific allowance as of June 30, 2010. For those impaired loans that management determined that no specific valuation allowance was necessary, management has reviewed the appraisal for each loan and determined that there is no shortfall in the collateral. In general, management reduces the amount of the appraisal by the estimated cost of acquisition and disposition of the underlying collateral and compares that adjusted value with DNB’s carrying value. For those impaired loans that have not been assigned a specific valuation allowance, DNB reserves at the rate of approximately 6% used for loans rated substandard under the general allowance. During the quarter ended June 30, 2010, we did not recognize any impairment charges related to loans. Impaired loans had a carrying amount of $9.0 million at December 31, 2009. The valuation allowance on impaired loans was $531,000 as of December 31, 2009. Loans are reviewed for impairment which is measured in accordance with FASB ASC 310-10-35. Impaired loans can either be secured or unsecured, not including large groups of smaller balance loans that are collectively evaluated. Impairment is measured by the difference between the loan amount and the present value of the future cash flow discounted at the loan’s effective interest rate, or, alternatively the fair value of the collateral if the loan is collateral dependent. An impaired loan may not represent an expected loss.

We typically order new third-party appraisals or collateral valuations when a loan becomes impaired or is transferred to OREO. This is done within two weeks of a loan becoming impaired or a loan moving to OREO. It generally takes two to eight weeks to receive the appraisals, depending on the type of property being appraised. We recognize any provision or related charge-off within two weeks of receiving the appraisal after the appraisal has been reviewed by DNB. We generally order a new appraisal every twelve months, unless management determines more frequent appraisals are necessary. DNB had appraisals dated and reviewed within nine months of June 30, 2010 for all impaired loans, with the exception of one loan participation we purchased from another bank. We use updated valuations when time constraints do not permit a full appraisal process, to reflect rapidly changing market conditions. Because appraisals and updated valuations utilize historical data in reaching valuation conclusions, the appraised or updated value may or may not reflect the actual sales price that we will receive at the time of sale. Management uses the qualitative factor “Changes in the value of underlying collateral for collateral-dependent loans” to establish a reserve to mitigate this risk.

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

The following table summarizes the changes in the allowance for credit losses for the periods indicated.

(Dollars in thousands)	Six Months Ended June 30, 2010	Year Ended December 31, 2009	Six Months Ended June 30, 2009
Beginning balance	$5,477	$4,586	$4,586
Provisions	826	1,325	400
Charge-offs	(301)	(595)	(90)
Recoveries	26	161	24
Ending balance	$6,028	$5,477	$4,920

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

Non-interest income for the three and six-month periods ended June 30, 2010 was $1.2 million and $2.7 million, compared to $864,000 and $2.1 million for the same periods in 2009.  The $288,000 increase during the three months ended June 30, 2010 was mainly attributable to a $230,000 increase in gains on sales of securities and an increase in wealth management fees of $43,000, offset by a $28,000 decrease in service charges on deposits. Gains on sales of securities were $279,000 for the three month period ended June 30, 2010 compared to $49,000 for the same period in 2009. Absent the gains on sales of investment securities for the three months ended June 30, 2010, non-interest income would have been $873,000, compared to $815,000 for the same period in 2009. During the six months ended June 30, 2010, non-interest income increased $579,000 over the same period in 2009. This increase was primarily due to a $424,000 increase in gains on sales of securities, an increase in wealth management fees of $85,000, offset by a $72,000 decrease in service charges on deposits for the six month period.  Gains on sales of securities were $975,000 for the six month period ended June 30, 2010 compared to $551,000 for the same period in 2009. Absent the gains on sales of investment securities for the six months ended June 30, 2010, total non-interest income would have been $1.75 million compared to $1.59 million for the same period in 2009.

NON-INTEREST EXPENSE

Non-interest expense includes salaries and employee benefits, furniture and equipment, occupancy, professional and consulting fees as well as printing and supplies, marketing, FDIC insurance, FHLB prepayment penalties and other less significant expense items.  Non-interest expense for the three and six-month periods ended June 30, 2010 was $4.1 million and $8.7 million compared to $4.4 million and $8.5 million for the same periods in 2009.  During the three months ended June 30, 2010, total non-interest expense decreased by $233,000. This decrease was primarily due to a $330,000 decrease in FDIC insurance (due to a $280,000 special assessment during the second quarter of 2009, which did not recur during the same period in 2010), a decrease in furniture and equipment expenses of $48,000 and a decrease in professional and consulting expenses of $30,000. This was offset by an increase in salary and employee benefits of $149,000 due to a higher level of full time equivalent employees, increased advertising & marketing of $70,000 and occupancy of $17,000. During the six months ended June 30, 2010, total non-interest expense increased $264,000 or 3.11%. The increase was primarily due to a $560,000 increase in prepayment penalties on FHLB advances, an increase in salary and employee benefits of $129,000 as well as an increase in advertising & marketing of $105,000. These increases were offset by lower FDIC insurance premiums of $201,000 (due to a $280,000 prior year FDIC special assessment),  as well as declines in  professional and consulting expenses of $121,000 and furniture & equipment expenses of $87,000.  Absent the $560,000 prepayment penalty paid to the FHLB for the pre-payment of advances, non–interest expense for the six months ended June 30, 2010, would have declined approximately $296,000 compared to 2009. DNB’s non-interest expense to average assets ratio for the three-month period ended June 30, 2010 was 2.71%, compared to 3.01% for the same period in 2009.

INCOME TAXES

Income tax expense (benefit) for the three and six-month periods ended June 30, 2010 was $413,000 and $684,000 compared to ($51,000) and $39,000 for the same periods in 2009. The effective tax rate for the three and six-month periods ended June 30, 2009 was 30.4% and 29.7%, compared to (56.3%) and 8.1%, for the same period in 2009.  Income tax expense for each period differs from the amount determined at the statutory rate of 34% due to tax-exempt income on loans and investment securities, DNB's ownership of BOLI policies, and tax credits recognized on a low-income housing limited partnership.

ASSET QUALITY

Non-performing assets totaled $12.6 million at June 30, 2010, $13.2 million at March 31, 2010, $13.7 million at December 31, 2009 and $13.0 million at June 30, 2009. Total non-performing assets have declined $592,000 and $1.1 million during the three and six months ended June 30, 2009 and $358,000 during the twelve months ended June 30, 2010. The $592,000 decrease during the most recent quarter was primarily due to one non-accrual commercial loan that paid off for $541,000.  The decrease from June 30, 2009 was primarily attributable to 5 residential and 10 commercial loans that were placed on non-accrual status during the twelve months ended June 30, 2010, offset by the sale of one OREO property and the sale of 3 residential properties that were in non-accrual status. As a result of the decrease in non-performing loans, the non-performing loans to total loans ratio decreased to 2.41% at June 30, 2010, down from 2.46% at June 30, 2009. The non-performing assets to total assets ratio decreased to 2.04% at June 30, 2010 from 2.13% at June 30, 2009. The allowance to non-performing loans and leases ratio increased from 59.9% at June 30, 2009 to 67.7% at June 30, 2010. DNB continues to work diligently to improve asset quality by adhering to strict underwriting standards and improving lending policies and procedures. Non-performing assets have, and will continue to have, an impact on earnings; therefore management intends to continue working aggressively to reduce the level of such assets.

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

DNB’s Credit Policy Committee monitors the performance of the loan and lease portfolio to identify potential problem assets on a timely basis. Committee members meet to design, implement and review asset recovery strategies, which serve to maximize the recovery of each troubled asset. As of June 30, 2010, DNB had $4.2 million of loans, which, although performing at that date, are believed to require increased supervision and review; and may, depending on the economic environment and other factors, become non-performing assets in future periods. The amount of such loans at December 31, 2009 was $16.3 million. The majority of the loans are secured by commercial real estate, with lesser amounts being secured by residential real estate, inventory and receivables.

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

Non-Performing Assets
(Dollars in thousands)

	June 30, 2010	December 31, 2009	June 30, 2009
Non-accrual loans:
Residential mortgages	$2,766	$3,081	$3,171
Commercial mortgages	803	1,317	541
Commercial term loans	4,853	4,374	3,610
Commercial leases	143	157	238
Consumer loans	3	62	—
Total non-accrual loans	8,568	8,991	7,560
Loans 90 days past due and still accruing	335	191	651
Troubled debt restructurings	—	—	—
Total non-performing loans	8,903	9,182	8,211
Other real estate owned & other repossessed property	3,700	4,489	4,751
Total non-performing assets	$12,603	$13,671	$12,962
Asset quality ratios:
Non-performing loans to total loans	2.41%	2.55%	2.46%
Non-performing assets to total assets	2.04	2.16	2.13
Allowance for credit losses to:
Total loans and leases	1.63	1.52	1.48
Non-performing loans and leases	67.71	59.6	59.92

Included in the loan and lease portfolio are loans for which DNB has ceased the accrual of interest.  If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

	Three Months Ended	Year Ended	Three Months Ended
(Dollars in thousands)	June 30, 2010	December 31, 2009	June 30, 2009
Interest income which would have been
recorded under original terms	$217	$505	$209
Interest income recorded during the period	(8)	(89)	(29
Net impact on interest income	$209	$416	$180

Impaired loans are measured for impairment using the fair value of the collateral for collateral dependent loans. Information regarding impaired loans is presented as follows:

	Six Months Ended	Year Ended	Six Months Ended
(Dollars in thousands)	June 30, 2010	December 31, 2009	June 30, 2009
Total recorded investment	$8,998	$8,991	$7,560
Impaired loans with a specific allowance	7,396	3,497	2,680
Impaired loans without a specific allowance	1,601	5,494	4,880
Average recorded investment	9,113	7,901	6,715
Specific allowance allocation	922	531	296
Total cash collected	1,386	654	468
Interest income recorded	56	46	40

LIQUIDITY AND CAPITAL RESOURCES

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes.  DNB’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding.  As part of its liquidity management, DNB maintains assets that comprise its primary liquidity, which totaled $100.6 million at June 30, 2010.  Primary liquidity includes investments, Federal funds sold, and interest-bearing cash balances, less pledged securities.  DNB also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.

In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs.  Through these relationships, DNB has available credit of approximately $175.7 million.  As a member of the FHLB, we are eligible to borrow up to a specific credit limit which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of June 30, 2010, our Maximum Borrowing Capacity with the FHLB was $158.7 million. The total of our outstanding borrowings from the FHLB on that date was $30.0 million. At June 30, 2010, we also had available $17.0 million of unsecured federal funds lines of credit with other financial institutions. We did not draw any amounts on any of these lines during the quarter and there were no amounts outstanding on any of these lines at June 30, 2010. Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

At June 30, 2010, DNB had $57.6 million in un-funded loan commitments.  Management anticipates these commitments will be funded by means of normal cash flows.  Certificates of deposit greater than or equal to $100,000 scheduled to mature in one year or less from June 30, 2010 totaled $29.5 million.  Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in Federal funds sold or by pay-downs and maturities of loans and investments

The Corporation and the Bank have each met the definition of “well capitalized” for regulatory purposes on June 30, 2010.  The Bank’s capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of the Corporation’s or the Bank’s overall financial condition or prospects. The Corporation’s capital exceeds the FRB’s minimum leverage ratio requirements for bank holding companies (see additional discussion included in Footnote 17 of DNB’s 10-K).

Under federal banking laws and regulations, DNB and the Bank are required to maintain minimum capital as determined by certain regulatory ratios. Capital adequacy for regulatory purposes, and the capital category assigned to an institution by its regulators, may be determinative of an institution’s overall financial condition.

The following table summarizes data and ratios pertaining to the Corporation and the Bank's capital structure.

			For Capital		To Be Well Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation

June 30, 2010:
Total risk-based capital	$59,469	14.90%	$31,926	8.00%	N/A	N/A
Tier 1 capital	54,472	13.65	15,963	4.00	N/A	N/A
Tier 1 (leverage) capital	54,472	8.88	24,528	4.00	N/A	N/A
December 31, 2009:
Total risk-based capital	$58,184	14.27%	$32,609	8.00%	N/A	N/A
Tier 1 capital	53,088	13.02	16,304	4.00	N/A	N/A
Tier 1 (leverage) capital	53,088	8.33	25,486	4.00	N/A	N/A

DNB First, N.A.

June 30, 2010:
Total risk-based capital	$59,160	14.84%	$31,892	8.00%	$39,865	10.00%
Tier 1 capital	54,163	13.59	15,946	4.00	23,919	6.00
Tier 1 (leverage) capital	54,163	8.84	24,510	4.00	30,638	5.00
December 31, 2009:
Total risk-based capital	$57,388	14.09%	$32,574	8.00%	$40,718	10.00%
Tier 1 capital	52,292	12.85	16,287	4.00	24,431	6.00
Tier 1 (leverage) capital	52,292	8.21	25,467	4.00	31,834	5.00

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes an Economic Value of Equity ("EVE") model.  The EVE model measures the potential price risk of equity to changes in interest rates and factors in the optionality included on the balance sheet.  EVE analysis is used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points.  The EVE is likely to be different if rates change.  Results falling outside prescribed ranges require action by management.  At June 30, 2010 and December 31, 2009, DNB's variance in the EVE as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the table below. The change as a percentage of the present value of equity with a 200 basis point increase at December 31, 2009 was slightly above DNB’s negative 25% guideline. This negative variance was reduced to a negative 14.9%, which was within DNB’s guideline as of June 30, 2010. Management reduced this variance during the first two quarters of 2010 by reducing longer term assets, shortening the duration of the investment portfolio and increasing capital levels through increased earnings.

(Dollars in thousands)	June 30, 2010					December 31, 2009
Change in rates	Flat	-200	bp	+200	bp	Flat	-200	bp	+200	bp
EVE	$42,658	$38,529		$36,279		$39,095	$43,264		$28,920
Change		(4,129)		(6,379)			4,169		(10,175)
Change as a percent of assets		(.67%)		(1.0	% )		.7%		(1.6	% )
Change as a percent of PV equity		(9.7%)		(14.9	% )		10.7%		(26.0	% )

ITEM 4T- CONTROLS AND PROCEDURES

DNB’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2010, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that DNB’s current disclosure controls and procedures are effective and timely, providing them with material information relating to DNB and its subsidiaries required to be disclosed in the report DNB files under the Exchange Act.

Management of DNB is responsible for establishing and maintaining adequate internal control over financial reporting for DNB, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  There was no change in the DNB’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, DNB’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2009, filed with the Commission on March 26, 2010 (File No. 000-16667).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no Unregistered Sales of Equity Securities during the quarter ended June 30, 2010.  The following table provides information on repurchases by DNB of its common stock in each month of the quarter ended June 30, 2010:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2010 – April 30, 2010	—	$—	—	63,016
May 1, 2010 – May 31, 2010	—	—	—	63,016
June 1, 2010 – June 30, 2010	—	—	—	63,016
Total	—	$—	—

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

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K.

The exhibits listed on the Index to Exhibits on pages 39-41 of this report are incorporated by reference or filed or furnished herewith in response to this Item.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNB FINANCIAL CORPORATION

August 13, 2010	BY:	/s/ William S. Latoff
William S. Latoff, Chairman of the Board and Chief Executive Officer

August 13, 2010	BY:	/s/ Gerald F. Sopp
Gerald F. Sopp, Chief Financial Officer and Executive Vice President

Index to Exhibits

Exhibit No. Under Item 601 of Regulation S-K
3	(i)
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

(f)*
Agreement of Lease dated February 10, 2005 between Headwaters Associates, a Pennsylvania general partnership, as Lessor, and DNB First, National Association as Lessee for a portion of premises at 2 North Church Street, West Chester, Pennsylvania, filed March 10, 2005 as Item 10(l) to Form 10-K for the fiscal year ended December 31, 2004 (No. 0-16667) and incorporated herein by reference, as amended by Addendum to Agreement of Lease dated as of November 15, 2005, filed March 23, 2006 as Item 10(l) to Form 10-K for the fiscal year ended December 31, 2005 (No. 0-16667) and incorporated herein by reference, and as further amended by Second Addendum to Agreement of Lease dated as of May 25, 2006, filed August 14, 2006 as Item 10(l) to Form 10-Q for the fiscal quarter ended June 30, 2006 (No. 0-16667) and incorporated herein by reference, and as further amended by Third Addendum to Agreement of Lease dated as of June 9, 2010, filed herewith.

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

(i)**
Form of Nonqualified Stock Option Agreement for April 18, 2005 and subsequent grants prior to April 23, 2010 under the Stock Option Plan, filed May 11, 2005 as Item 10(o) to Form 10-Q for the fiscal quarter ended March 31, 2005 (No. 0-16667) and incorporated herein by reference.

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

(m)**
Form of Nonqualified Stock Option Agreement for grants on and after December 22, 2005 and prior to April 23, 2010 under the Stock Option Plan, filed March 23, 2006 as Item 10(s) to Form 10-K for the fiscal year ended December 31, 2005 (No. 0-16667) and incorporated herein by reference.

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

	(x)**	Restricted Stock Award Agreement dated April 23, 2010 between DNB Financial Corporation and William S. Latoff, filed herewith.
(y)**
Form of Restricted Stock Option Agreement for non-employee directors for awards made on and after April 23, 2010 pursuant to the 1995 Stock Option Plan of DNB Financial Corporation (as amended and restated, effective as of April 27, 2004), filed herewith.

(z)**
Form of Restricted Stock Option Agreement for employees for awards made on and after April 23, 2010 pursuant to the 1995 Stock Option Plan of DNB Financial Corporation (as amended and restated, effective as of April 27, 2004), filed herewith.

(aa)**
Form of Amendment effective April 23, 2010, to the Restricted Stock Award agreements made between James H. Thornton, James J. Koegel, Mildred C. Joyner and Thomas A. Fillippo, non-employee Directors of the registrant, and the registrant on November 28, 2007 and December 17, 2008, filed herewith.

(bb)**
Form of Amendment effective April 23, 2010, to the Restricted Stock Award agreements made between Eli Silberman, a non-employee Director of the registrant, and the registrant on November 28, 2007 and December 17, 2008, filed herewith.

(cc)**
Form of Amendment effective April 23, 2010, to the Restricted Stock Award agreements made between William S. Latoff, William J. Hieb, Albert J. Melfi, Gerald F. Sopp and Bruce E. Moroney, officers of the registrant, and the registrant on November 28, 2007 and December 17, 2008, filed herewith.

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