Form 10-Q
period 2010-09-30
DNB FINANCIAL CORP /PA/
filed 2010-11-12
CIK 713671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: September 30, 2010
or
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

Large accelerated filer   ☐                                                                           Accelerated filer                        ☐
Non-accelerated filer     ☐                                                                            Smaller reporting company      ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock ($1.00 Par Value) (Class)	2,649,348 (Shares Outstanding as of November 10, 2010)

DNB FINANCIAL CORPORATION AND SUBSIDIARY

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

DNB Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition (Unaudited)

	September 30,	December 31,
(Dollars in thousands, except per share data)	2010	2009
Assets
Cash and due from banks	$16,220	$35,832
Federal funds sold	—	8,000
Cash and cash equivalents	16,220	43,832
AFS investment securities (amortized cost of $166,321 and $156,268)	168,225	155,862
HTM investment securities (fair value of $9,873 and $43,742)	9,451	44,166
Restricted stock	4,365	4,067
Total investment securities	182,041	204,095
Loans and leases	385,248	359,427
Allowance for credit losses	(6,110)	(5,477)
Net loans and leases	379,138	353,950
Office property and equipment, net	8,306	8,775
Accrued interest receivable	2,531	2,703
OREO & other repossessed property	3,737	4,489
Bank owned life insurance	8,072	7,887
Core deposit intangible	173	210
Net deferred taxes	2,909	3,866
Other assets	3,688	4,441
Total assets	$606,815	$634,248
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$53,209	$46,236
Interest-bearing deposits:
NOW	158,003	151,597
Money market	94,858	102,427
Savings	39,749	35,973
Time	148,255	171,114
Total deposits	494,074	507,347
FHLB advances	30,000	53,000
Repurchase agreements	19,984	16,529
Junior subordinated debentures	9,279	9,279
Other borrowings	2,627	642
Total borrowings	61,890	79,450
Accrued interest payable	502	743
Other liabilities	3,355	3,832
Total liabilities	559,821	591,372
Stockholders’ Equity
Preferred stock, $10.00 par value;
1,000,000 shares authorized; $1,000 liquidation preference per share; 11,750 issued at September 30, 2010 and 11,750 issued at December 31, 2009	11,533	11,511
Common stock, $1.00 par value;
10,000,000 shares authorized; 2,862,893 and 2,861,618 issued, respectively	2,883	2,875
Stock warrants	151	151
Treasury stock, at cost; 219,880 and 243,594 shares, respectively	(4,567)	(4,727)
Surplus	35,276	35,179
Retained earnings (accumulated deficit)	1,248	(666)
Accumulated other comprehensive income (loss), net	470	(1,447)
Total stockholders’ equity	46,994	42,876
Total liabilities and stockholders’ equity	$606,815	$634,248
See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands, except per share data)	2010	2009	2010	2009
Interest Income:
Interest and fees on loans and leases	$5,387	$4,926	$15,757	$14,340
Interest and dividends on investment securities:
Taxable	1,122	1,735	3,815	4,656
Tax exempt	—	47	64	142
Interest on cash and cash equivalents	13	17	63	51
Total interest income	6,522	6,725	19,699	19,189
Interest Expense:
Interest on NOW, money market and savings	410	747	1,544	1,949
Interest on time deposits	688	1,067	2,341	3,171
Interest on FHLB advances	332	732	1,181	2,196
Interest on Federal Reserve borrowing	—	2	—	12
Interest on repurchase agreements	41	73	160	217
Interest on junior subordinated debentures	77	129	297	403
Interest on other borrowings	22	22	65	67
Total interest expense	1,570	2,772	5,588	8,015
Net interest income	4,952	3,953	14,111	11,174
Provision for credit losses	615	300	1,441	700
Net interest income after provision for credit losses	4,337	3,653	12,670	10,474
Non-interest Income:
Service charges on deposits	304	356	976	1,102
Wealth management fees	160	165	576	496
Increase in cash surrender value of BOLI	63	65	185	192
Gain on sale of securities	399	273	1,374	824
Other fees	264	201	800	588
Total non-interest income	1,190	1,060	3,911	3,202
Non-interest Expense:
Salaries and employee benefits	2,098	1,948	6,316	6,036
Furniture and equipment	343	394	1,065	1,202
Occupancy	413	384	1,268	1,209
Professional and consulting	284	295	869	1,002
Advertising and marketing	97	91	378	268
Printing and supplies	40	34	125	133
FDIC insurance	200	202	620	823
FHLB prepayment penalties	—	—	560	—
Other expenses	589	547	1,611	1,706
Total non-interest expense	4,064	3,895	12,812	12,379
Income before income tax expense	1,463	818	3,769	1,297
Income tax expense	470	184	1,154	222
Net income	$993	$634	$2,615	$1,075
Preferred stock dividends and accretion of discount	154	154	463	412
Net income available to Common Shareholders	$839	$480	$2,152	$663
Earnings per common share:
Basic	$0.32	$0.18	$0.82	$0.25
Diluted	$0.32	$0.18	$0.82	$0.25
Cash dividends per common share	$0.03	$0.07	$0.09	$0.21
Weighted average common shares outstanding:
Basic	2,640,085	2,606,427	2,630,813	2,604,242
Diluted	2,640,754	2,606,427	2,631,049	2,604,242
See accompanying notes to unaudited consolidated financial statements.

DNB FINANCIAL CORPORATION AND Subsidiary

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) (Unaudited)
(Dollars in thousands)

	Preferred Stock	Common Stock	Stock Warrants	Treasury Stock	Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Compre- hensive Income (Loss)	Total

Balance at January 1, 2010	$11,511	$2,875	$151	$(4,727)	$35,179	$(666)	$(1,447)	$42,876
Comprehensive income:
Net income for nine months ended September 30, 2010	—	—	—	—	—	2,615	—	2,615
Other comprehensive income, net of tax:
Unrealized gains on AFS securities, net	—	—	—	—	—	—	1,917	1,917
Total comprehensive income	—	—	—	—	—	—	—	4,532
Preferred stock discount accretion	22	—	—	—	—	(22)	—	—
Restricted stock compensation	—	8	—	—	86	—	—	94
Stock option compensation	—	—	—	—	11	—	—	11
Cash dividends-Common ($.09 per share)	—	—	—	—	—	(238)	—	(238)
Cash dividends-Preferred	—	—	—	—	—	(441)	—	(441)
Sale of treasury shares (23,714 shares)	—	—	—	160	—	—	—	160
Balance at September 30, 2010	$11,533	$2,883	$151	$(4,567)	$35,276	$1,248	$470	$46,994

	Preferred Stock	Common Stock	Stock Warrants	Treasury Stock	Surplus	Accumulated Deficit	Accumulated Other Compre- hensive Loss	Total

Balance at January 1, 2009	$—	$2,867	$—	$(4,811)	$35,082	$(1,062)	$(2,018)	$30,058
Comprehensive income:
Net income for nine months ended September 30, 2009	—	—	—	—	—	1,075	—	1,075
Other comprehensive income, net of tax:
Unrealized gains on AFS securities, net	—	—	—	—	—	—	777	777
Total comprehensive income	—	—	—	—	—	—	—	1,852
Issuance of preferred stock	11,483	—	—	—	—	—	—	11,483
Preferred stock discount accretion	21	—	—	—	—	(21)	—	—
Stock warrants issued	—	—	151	—	—	—	—	151
Release of unvested stock	—	6	—	—	73	—	—	79
Cash dividends-Common ($.21 per share)	—	—	—	—	—	(508)	—	(508)
Cash dividends-Preferred	—	—	—	—	—	(318)	—	(318)
Purchase of treasury shares (2,454 shares)	—	—	—	(17)	—	—	—	(17)
Sale of treasury shares to 401-K plan (7,217 shares)	—	—	—	48	—	—	—	48
Preferred stock dividends accrued	—	—	—	—	—	(74)	—	(74)
Balance at September 30, 2009	$11,504	$2,873	$151	$(4,780)	$35,155	$(908)	$(1,241)	$42,754

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2010	2009
Cash Flows From Operating Activities:
Net income	$2,615	$1,075
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, amortization and accretion	2,539	1,931
Provision for credit losses	1,441	700
Stock based compensation	105	79
Net gain on sale of securities	(1,374)	(824)
Net loss on sale of OREO and other repossessed property	18	116
(Increase) decrease in accrued interest receivable	172	(836)
(Increase) decrease in other assets	753	(60)
Earnings from investment in BOLI	(185)	(192)
Decrease in interest payable	(241)	(420)
Increase in deferred tax benefit (expense)	172	159
Decrease in other liabilities	(1,309)	(204)
Net Cash Provided By Operating Activities	4,706	1,524
Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Sales	154,658	81,867
Maturities, repayments and calls	26,908	17,643
Purchases	(192,108)	(217,939)
Activity in held-to-maturity securities:
Sales	29,855	—
Maturities, repayments and calls	7,573	12,844
Purchases	(2,138)	(2,023)
Net increase in Restricted Stock	(298)	(3)
Net (increase) decrease in loans and leases	(26,339)	(14,588)
Purchases of premises and equipment	(353)	(369)
Proceeds from sale of OREO and other repossessed property	1,276	559
Net Cash Used By Investing Activities	(966)	(122,009)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	(13,273)	95,486
Repayment of FHLB advances	(23,000)	(2,000)
Increase in short term repurchase agreements	3,455	2,255
Decrease in lease obligations	1,985	(13)
Dividends paid	(679)	(826)
Issuance of preferred stock and warrants	—	11,634
Sale of treasury stock, net	160	31
Net Cash Provided (Used) By Financing Activities	(31,352)	106,567
Net Change in Cash and Cash Equivalents	(27,612)	(13,918)
Cash and Cash Equivalents at Beginning of Period	43,832	48,118
Cash and Cash Equivalents at End of Period	$16,220	$34,200
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$5,829	$8,435
Income taxes	1,620	402
Supplemental Disclosure of Non-cash Flow Information:
Change in unrealized losses on investment securities	$2,310	$1,107
Change in deferred taxes due to change in unrealized
losses on investment securities	(785)	(376)
Transfers from loans and leases to real estate owned	542	288
See accompanying notes to unaudited consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, DNB First, National Association (the "Bank") have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior amounts not affecting net income are reclassified when necessary to conform to current period classifications. The results of operations for the nine-month period ended September 30, 2010, are not necessarily indicative of the results, which may be expected for the entire year.  The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2009.

Subsequent Events--Management has considered subsequent events through the date of this filing in preparing the September 30, 2010 Consolidated Financial Statements (Unaudited).

NOTE 2: INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities, as of the dates indicated, are summarized as follows:

		September 30, 2010
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Held To Maturity
Government Sponsored Entities (GSE) mortgage-backed securities	$7,967	$370	$—	$8,337
Collateralized mortgage obligations (GSE)	1,484	52	—	1,536
Total	$9,451	$422	$—	$9,873
Available For Sale
US Government agency obligations	$50,860	$144	$(22)	$50,982
Government Sponsored Entities (GSE) mortgage-backed securities	95,982	1,447	(26)	97,403
Collateralized mortgage obligations (GSE)	8,469	53	—	8,522
Corporate bonds	10,983	323	—	11,306
Equity securities	27	—	(15)	12
Total	$166,321	$1,967	$(63)	$168,225

		December 31, 2009
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Held To Maturity
Government Sponsored Entities (GSE) mortgage-backed securities	$12,809	$348	$—	$13,157
Collateralized mortgage obligations (GSE)	3,667	29	(24)	3,672
State and municipal tax-exempt bonds	5,454	105	—	5,559
State and municipal taxable bonds	22,236	294	(1,176)	21,354
Total	$44,166	$776	$(1,200)	$43,742
Available For Sale
US Government agency obligations	$62,168	$64	$(172)	$62,060
Government Sponsored Entities (GSE) mortgage-backed securities	59,593	432	(181)	59,844
Collateralized mortgage obligations (GSE)	11,723	64	(37)	11,750
Corporate bonds	22,752	54	(611)	22,195
Equity securities	32	—	(19)	13
Total	$156,268	$614	$(1,020)	$155,862

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The table below details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at September 30, 2010 and December 31, 2009.

	September 30, 2010
(Dollars in thousands)	Total Fair Value	Total Unrealized Loss	Fair value Impaired Less Than 12 Months	Unrealized Loss Less Than 12 Months	Fair value Impaired More Than 12 Months	Unrealized Loss More Than 12 Months
Available For Sale
US Government agency obligations	$4,978	$(22)	$4,978	$(22)	$—	$—
GSE mortgage-backed securities	7,766	(26)	7,766	(26)	—	—
Equity securities	12	(15)	—	—	12	(15)
Total	$12,756	$(63)	$12,744	$(48)	$12	$(15)

	December 31, 2009
(Dollars in thousands)	Total Fair Value	Total Unrealized Loss	Fair value Impaired Less Than 12 Months	Unrealized Loss Less Than 12 Months	Fair value Impaired More Than 12 Months	Unrealized Loss More Than 12 Months
Held To Maturity
Collateralized mortgage obligations (GSE)	$2,202	$(24)	$1,123	$(2)	$1,079	$(22)
State and municipal taxable bonds	12,679	(1,176)	6,546	(169)	6,133	(1,007)
Total	$14,881	$(1,200)	$7,669	$(171)	$7,212	$(1,029)

Available For Sale
Corporate Bonds	$12,239	$(611)	$5,877	$(308)	$6,362	$(303)
US Government agency obligations	29,863	(172)	29,863	(172)	—	—
Collateralized mortgage obligations (GSE)	7,134	(37)	7,134	(37)	—	—
GSE mortgage-backed securities	11,896	(181)	11,896	(181)	—	—
Equity securities	13	(19)	—	—	13	(19)
Total	$61,145	$(1,020)	$54,770	$(698)	$6,375	$(322)

As of September 30, 2010, there were three mortgage backed securities, one agency note, and six equity securities which were in an unrealized loss position. DNB does not intend to sell these securities and management of DNB does not expect to be required to sell any of these securities prior to a recovery of its cost basis. Management does not believe any individual unrealized loss as of September 30, 2010 represents an other-than-temporary impairment. DNB had $12,000 in AFS securities and none in HTM securities, which have had fair values below amortized cost for more than twelve months at September 30, 2010. The total unrealized loss of these securities was $15,000. DNB reviews its investment portfolio on a quarterly basis judging each investment for other-than-temporary impairment (OTTI). The OTTI analysis focuses on duration and amount a security is below book. As of September 30, 2010, the following securities were reviewed:

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Equity securities. DNB’s investment in six marketable equity securities consist primarily of investments in common stock of community banks in Pennsylvania. The unrealized losses on the six investments in the Equity securities portfolio were all impaired for more than twelve months. The severity and duration of the impairment are driven by higher collateral losses, wider credit spreads, and changes in interest rates within the financial services sector. DNB evaluated the prospects of all issuers in relation to the severity and duration of the impairment. Based on this analysis and an evaluation of DNB’s ability and intent to hold these investments for a reasonable period of time sufficient for each security to increase to DNB’s cost, DNB does not intend to sell these investments and it is not more likely than not that DNB will be required to sell the investments before recovery of their cost, DNB does not consider these investments to be other-than-temporarily impaired at September 30, 2010.

The amortized cost and estimated fair value of investment securities as of September 30, 2010, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid without penalties.

	Held to Maturity		Available for Sale
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,218	$1,235	$2,553	$2,557
Due after one year through five years	—	—	45,306	45,748
Due after five years through ten years	5,164	5,478	18,053	18,068
Due after ten years	3,068	3,160	100,382	101,840
No stated maturity	—	—	27	12
Total investment securities	$9,450	$9,873	$166,321	$168,225

DNB sold $155.0 million and $81.9 million from the AFS portfolio during the nine-month period ended September 30, 2010 and 2009, respectively. During the same respective periods, DNB sold $29.9 million and $0 from the HTM portfolio. Gains and losses resulting from investment sales, redemptions or calls were as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2010	2009
Gross realized gains-AFS	$1,589	$872
Gross realized gains-HTM	178	—
Gross realized losses-AFS	190	48
Gross realized losses-HTM	203	—
Net realized gain	$1,374	$824

At September 30, 2010 and December 31, 2009, investment securities with a carrying value of approximately $106 million and $158 million, respectively, were pledged to secure public funds, repurchase agreements and for other purposes as required by law.

During the quarter ended June 30, 2010, DNB sold its entire municipal securities portfolio, which had a book value of approximately $26.9 million for a net loss of $64,000. Management sold the municipal securities out of the Held to Maturity portfolio due to media and headline risk related to municipal budget shortfalls, which management believes could impair the value of the bonds. In particular, management believes that reported problems with budgets, in California and other states across the country that are experiencing budget shortfalls, could trickle down to individual municipalities. In addition, numerous municipalities are struggling financially as promised pensions benefits for public-sector employees represent a massive overhang that threatens the financial future of many cities and states.  This was a change in circumstances that was unusual and non-recurring, and could not have been reasonably anticipated when the bonds were placed in the Held to Maturity Portfolio. In addition to the municipal securities, management sold mortgaged backed securities with a book value of $3.0 million out of the held to maturity portfolio for a net gain of $39,000. Such sales are allowed under ASC 320 guidelines, as more than 85% of the principal outstanding at acquisition had been paid down, due to prepayments and normal scheduled payments.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

  NOTE 3: EARNINGS PER SHARE

Basic earnings per share (“EPS”) are computed based on the weighted average number of common shares outstanding during the period.  Diluted EPS  is computed using the treasury stock method and reflects the potential dilution that could occur from the exercise of stock options and the amortized portion of unvested stock awards.   Stock options and unvested stock awards for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. There were 186,311 anti-dilutive stock warrants, 158,975 anti-dilutive stock options outstanding and 22,121 anti-dilutive stock awards at September 30, 2010. There were 186,311 anti-dilutive stock warrants, 169,503 anti-dilutive stock options outstanding and 24,101 anti-dilutive stock awards at September 30, 2009. See Note 11 for a discussion of stock warrants issued in conjunction with Preferred shares issued to the U.S. Treasury Department as part of the CPP. The dilutive effect of stock options on basic earnings per share is presented below.

	Three Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2010
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$839	2,640	$0.32	$2,152	2,631	$0.82
Effect of potential dilutive common stock equivalents– stock options, restricted shares and warrants	—	—	—	—	—	—
Diluted EPS
Income available to common stockholders after assumed conversions	$839	2,640	$0.32	$2,152	2,631	$0.82

	Three Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2009
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income (loss) available to common stockholders	$480	2,606	$0.18	$663	2,604	$0.25
Effect of potential dilutive common stock equivalents– stock options, restricted shares and warrants	—	—	—	—	—	—
Diluted EPS
Income (loss) available to common stockholders after assumed conversions	$480	2,606	$0.18	$663	2,604	$0.25

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

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Before-Tax Amount	Tax Effect	Net-of-Tax Amount
Three Months Ended September 30, 2010:
Net income			$993
Other Comprehensive Income:
Unrealized holding gains arising during the period	$3,305	$1,124	2,181
Accretion of discount on AFS to HTM reclassification	—	—	—
Reclassification for gains included in net income-AFS	(399)	(134)	(265)
Total Comprehensive Income			$2,909
Three Months Ended September 30, 2009:
Net income			$634
Other Comprehensive Income:
Unrealized holding gains arising during the period	$2,785	$947	1,838
Accretion of discount on AFS to HTM reclassification	18	6	12
Reclassification for gains included in net income-AFS	(273)	(93)	(180)
Total Comprehensive Income			$2,304

(Dollars in thousands)	Before-Tax Amount	Tax Effect	Net-of-Tax Amount
Nine Months Ended September 30, 2010:
Net income			$2,615
Other Comprehensive Income:
Unrealized holding gains arising during the period	$3,685	$1,253	2,432
Accretion of discount on AFS to HTM reclassification	594	202	392
Reclassification for gains included in net income-AFS	(1,399)	(492)	(907)
Total Comprehensive Income			$4,532
Nine Months Ended September 30, 2009:
Net income			$1,075
Other Comprehensive Income:
Unrealized holding gains arising during the period	$1,930	$656	1,274
Accretion of discount on AFS to HTM reclassification	71	24	47
Reclassification for gains included in net income-AFS	(824)	(280)	(544)
Total Comprehensive Income			$1,852

The components of accumulated other comprehensive income (loss) included in stockholders’ equity, are as follows:

(Dollars in thousands)	Before-Tax Amount	Tax Effect	Net-of-Tax Amount
September 30, 2010
Net unrealized gain on AFS securities	$1,904	$647	$1,257
Discount on AFS to HTM reclassification	—	—	—
Unrealized actuarial losses-pension	(1,193)	(406)	(787)
Total of all items above	$711	$241	$470
December 31, 2009
Net unrealized loss on AFS securities	$(406)	$(138)	$(268)
Discount on AFS to HTM reclassification	(594)	(202)	(392)
Unrealized actuarial losses-pension	(1,193)	(406)	(787)
Total of all items above	$(2,193)	$(746)	$(1,447)

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5: COMPOSITION OF LOAN AND LEASE PORTFOLIO

The following table sets forth information concerning the composition of total loans and leases outstanding, as of the dates indicated.

	September 30,	December 31,
(Dollars in thousands)	2010	2009
Commercial mortgage	$197,060	$172,117
Commercial term and lines of credit	101,083	87,778
Consumer	51,668	55,504
Residential mortgage	33,836	40,951
Commercial leases	1,601	3,077
Gross loans and leases	385,248	$359,427
Allowance for credit losses	(6,110)	(5,477)
Net loans and leases	$379,138	$353,950

The following table summarizes the changes in the allowance for credit losses for the periods indicated.

(Dollars in thousands)	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Beginning balance	$5,477	$4,586
Provisions	1,441	1,325
Charge-offs	(849)	(595)
Recoveries	41	161
Ending balance	$6,110	$5,477

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

DNB Capital Trust II

DNB’s second issuance of junior subordinated debentures was on March 30, 2005. This issuance of debentures are floating rate and were issued to DNB Capital Trust II, a Delaware business trust in which DNB owns all of the common equity. DNB Capital Trust II issued $4.0 million of floating rate (the rate was fixed at 6.56% for the first 5 years and is now adjusting at a rate of 3-month LIBOR plus 1.77%) capital preferred securities. The proceeds of these securities were used by the Trust, along with DNB's capital contribution, to purchase $4.1 million principal amount of DNB's floating rate junior subordinated debentures. The preferred securities have been redeemable since May 23, 2010. The preferred securities must be redeemed upon maturity of the debentures on May 23, 2035.

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

Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years.  The Plan Committee determines vesting of options under the plan.  There were 189,007 and 201,335 options available for grant at September 30, 2010 and September 30, 2009, respectively. All options with the exception of 44,600 options granted on April 23, 2010 are immediately exercisable. The options granted on April 23, 2010 have a fair value of $100,000 or $2.246 per share, based on a risk free interest rate of 3.273%, a dividend yield of 1.73% and a volatility of 35.564% and are subject to four year cliff vesting. These options expire on April 23, 2017 if not exercised or cancelled, have an exercise price of $6.93 per share, and the shares are restricted from resale for two years after exercise. These options are exercisable only at and after such time as the market value of the common stock first equals or exceeds $7.97, which is 115% of the $6.93 exercise price. DNB expensed $11,000 during the nine months ended September 30, 2010 and anticipates additional expense of $89,000 through April 23, 2014, the date the options can first be exercised.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock option activity for the nine-month period ended September 30, 2010 is indicated below.

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2010	169,503	$19.19
Granted	44,600	6.93
Exercised	–	–
Expired	(9,419)	(9.23)
Forfeited	(1,109)	(20.95)
Outstanding September 30, 2010	203,575	$16.96

Stock option activity for the nine-month period ended September 30, 2009 is indicated below.
	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2009	191,247	$19.03
Granted	–	–
Exercised	–	–
Expired	(19,229)	(17.40)
Forfeited	(2,515)	(20.24)
Outstanding September 30, 2009	169,503	$19.19

The weighted-average price and weighted average remaining contractual life for the outstanding options are listed below for the dates indicated.

	September 30, 2010
Range of	Number	Weighted Average
Exercise Prices	Outstanding	Exercise Price	Remaining Contractual Life
$6.93-10.99	44,600	$6.93	6.57 years
11.00-13.99	9,414	11.16	0.75 years
14.00-19.99	82,419	17.44	4.23 years
20.00-22.99	19,101	22.78	4.23 years
23.00-24.27	48,041	24.27	4.55 years
Total	203,575	$16.96	4.65 years
Intrinsic value	$9,366

	September 30, 2009
Range of	Number	Weighted Average
Exercise Prices	Outstanding	Exercise Price	Remaining Contractual Life
$9.23-10.99	9,419	$9.23	0.75 years
11.00-13.99	9,414	11.16	1.75 years
14.00-19.99	82,805	17.44	5.23 years
20.00-22.99	19,824	22.78	5.23 years
23.00-24.27	48,041	24.27	5.55 years
Total	169,503	$19.19	4.88 years
Intrinsic value	$—

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

Share awards granted by the plan were recorded at the date of award based on the market value of shares.  Awards are being amortized to expense over the three-year cliff-vesting period. DNB records compensation expense equal to the value of the shares being amortized.  For the three and nine-month periods ended September 30, 2010, $32,000 and $94,000 was amortized to expense. For the three and nine-month periods ended September 30, 2009, $28,000 and $79,000 was amortized to expense.  At September 30, 2010, approximately $124,000 in additional compensation will be recognized over the remaining service period of approximately 1.35 years. At September 30, 2010, 192,418 shares were reserved for future grants under the plan.   Stock grant activity is indicated below.

	Shares	Weighted Average Grant Date Fair Value
Non-vested stock awards - January 1, 2010	24,101	$13.43
Granted	14,200	6.93
Forfeited	(705)	10.53
Vested	(1,275)	12.26
Non-vested stock awards - September 30, 2010	36,321	$10.99

	Shares	Weighted Average Grant Date Fair Value
Non-vested stock awards - January 1, 2009	24,574	$13.49
Granted	-	-
Forfeited	(473)	16.14
Vested	-	-
Non-vested stock awards - September 30, 2009	24,101	$13.43

NOTE  9:  INCOME TAXES

As of September 30, 2010, the Corporation had no material unrecognized tax benefits or accrued interest and penalties. It is the Corporation’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.  Federal and state tax years 2006 through 2009 were open for examination as of September 30, 2010.

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

The following table summarizes the assets at September 30, 2010 and December 31, 2009 that are recognized on DNB’s balance sheet using fair value measurement determined based on the differing levels of input.

	September 30, 2010
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Assets Measured at Fair Value on a Recurring Basis
Securities available for sale	$12	$168,213	$—	$168,225
Total assets measured at fair value on a recurring basis	$12	$168,213	$—	$168,225
Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$—	$—	$3,628	$3,628
OREO & other repossessed property	—	—	3,737	3,737
Total assets measured at fair value on a nonrecurring basis	$—	$—	$7,365	$7,365

	December 31, 2009
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Assets Measured at Fair Value on a Recurring Basis
Securities available for sale	$13	$155,849	$—	$155,862
Total assets measured at fair value on a recurring basis	$13	$155,849	$—	$155,862
Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$—	$—	$2,966	$2,966
OREO & other repossessed property	—	—	4,489	4,489
Total assets measured at fair value on a nonrecurring basis	$—	$—	$7,455	$7,455

DNB had no transfers into and out of Level 1 and Level 2 fair value measurements during the period ended September 30, 2010. Level 1 securities are equity securities

Impaired loans.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $9.0 million at September 30, 2010. Of this, $4.1 million had a valuation allowance of $517,000 and $4.9 million had no allowance as of September 30, 2010. Impaired loans had a carrying amount of $9.0 million at December 31, 2009. Of this, $3.5 million had a valuation allowance of $531,000 and $5.5 million had no allowance as of December 31, 2009.

Other Real Estate Owned & other repossessed property.    Other real estate owned ("OREO") consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as OREO and other repossessed property are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. DNB had $3.7 million of such assets at September 30, 2010, which consisted of $3.5 million in OREO and $222,000 in other repossessed property. DNB had $4.5 million of such assets at December 31, 2009, which consisted of $4.4 million in OREO and $109,000 in other repossessed property. Subsequent to the repossession of these assets, DNB did not write down their carrying values during the three month period ending September 30, 2010, based on appraisals.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying amounts and estimated fair values of financial instruments at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010		December 31, 2009
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$16,220	$16,220	$43,832	$43,832
AFS Investment securities	168,225	168,225	155,862	155,862
HTM Investment securities	9,451	9,873	44,166	43,742
Restricted Stock	4,365	4,365	4,067	4,067
Loans and leases, net of allowance	379,138	377,564	353,950	346,986
Accrued interest receivable	2,531	2,531	2,703	2,703
Financial liabilities
Deposits	494,074	495,702	507,347	503,552
Borrowings	52,611	55,524	70,171	73,782
Junior subordinated debentures	9,279	8,611	9,279	5,647
Accrued interest payable	502	502	743	743
Off-balance sheet instruments	–	–	–	–

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

Off-balance-sheet Instruments (Disclosed at Cost) Off-balance-sheet instruments are primarily comprised of loan commitments, which are generally priced at market at the time of funding. Fees on commitments to extend credit and stand-by letters of credit are deemed to be immaterial and these instruments are expected to be settled at face value or expire unused. It is impractical to assign any fair value to these instruments. At September 30, 2010, un-funded loan commitments totaled $59.0 million and stand-by letters of credit totaled $2.4 million. At December 31, 2009, un-funded loan commitments totaled $55.2 million and stand-by letters of credit totaled $2.8 million.

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

Strategic Plan Update. During the quarter ended September 30, 2010, management focused on reducing our composite cost of funds as well as strengthening DNB's net interest margin and capital ratios. The composite cost of funds for the three and nine-month periods ended September 30, 2010 was 1.11% and 1.31%, compared to 1.87% and 1.98% for the same periods in 2009.   The net interest margin for the three and nine-month periods ended September 30, 2010 was 3.34% and 3.16%, compared to 2.58% and 2.67% for the same periods in 2009.  In addition to the lower cost of funds, DNB’s margin improved as interest on loans and leases increased to $5.4 million and $15.8 million for the three and nine-month periods ended September 30, 2010, compared to $4.9 million and $14.3 million for the same periods in 2009. The increase during both periods was primarily the result of higher average balances and higher yields on the portfolio.  Management continued to actively manage deposits during the quarter to reduce DNB’s cost of funds. Time deposits declined $22.9 million to $148.3 million at September 30, 2010 compared to $171.1 million at December 31, 2009. Transaction and savings accounts increased $9.6 million during the nine months ended September 30, 2010. The Total Risk Based Capital ratio increased to 14.88% at September 30, 2010, up from 14.27% at December 31, 2010.

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

MATERIAL CHALLENGES, RISKS AND OPPORTUNITIES

The following is a summary of material challenges, risks and opportunities DNB has faced during the three-month period ended September 30, 2010.

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

 Material Trends and Uncertainties. The global and U.S. economies are experiencing significantly reduced business activity as a result of disruptions in the financial system during the past two years. Dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. As a result of the recession, retail customers may delay borrowing from DNB as unemployment remains high and availability to borrow against equity in primary residences diminishes. As the U.S. economy moves through a period of recession, delinquencies will rise as the value of homes decline and DNB’s borrowers experience financial difficulty due to corporate downsizing, reduced sales, or other negative events which may impact their ability to meet their contractual loan payments. As a result growth in the loan portfolio and continued negative trends in the economy and their impact on our borrowers’ ability to repay their loans, DNB made a $615,000 provision during the three months ending September 30, 2010.

          Regulatory Initiatives Related to Our Industry.  The federal government is considering a variety of reforms related to banking and the financial industry including, without limitation, the newly adopted Dodd-Frank Act.  The Dodd-Frank Act is intended to promote financial stability in the U.S., reduce the risk of bailouts and protect against abusive financial services practices by improving accountability and transparency in the financial system and ending “to big to fail” institutions.  It is the broadest overhaul of the U.S. financial system since the Great Depression, and much of its impact will be determined by the scope and substance of many regulations that will need to be adopted by various regulatory agencies to implement its provisions.  For these reasons, the overall impact on DNB and its subsidiaries is unknown at this time.

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

Regulatory Initiatives Related to Capital and Liquidity. The Basel Committee on Banking Supervision (the “Basel Committee”) released a comprehensive list of proposals for changes to capital, leverage, and liquidity requirements for banks in December 2009 (commonly referred to as “Basel III”). In July 2010, the Basel Committee announced the design for its capital and liquidity reform proposals.

In September 2010, the oversight body of the Basel Committee announced minimum capital ratios and transition periods providing: (i) the minimum requirement for the Tier 1 common equity ratio will be increased from the current 2.0% level to 4.5% (to be phased in by January 1, 2015); (ii) the minimum requirement for the Tier 1 capital ratio will be increased from the current 4.0% to 6.0% (to be phased in by January 1, 2015); (iii) an additional 2.5% of Tier 1 common equity to total risk-weighted assets (to be phased in between January 1, 2016 and January 1, 2019; and (iv) a minimum leverage ratio of 3.0% (to be tested starting January 1, 2013). The proposals also narrow the definition of capital, excluding instruments that no longer qualify as Tier 1 common equity as of January 1, 2013, and phasing out other instruments over several years. It is unclear how U.S. banking regulators will define “well-capitalized” in their implementation of Basel III.

The liquidity proposals under Basel III include: (i) a liquidity coverage ratio (to become effective January 1, 2015); (ii) a net stable funding ratio (to become effective January 1, 2018); and (iii) a set of monitoring tools for banks to report minimum types of information to their regulatory supervisors.

Many of the details of the new framework related to minimum capital levels and minimum liquidity requirements in the Basel Committee’s proposals will remain uncertain until the final release is issued later this year. Implementation of the final provisions of Basel III will require implementing regulations and guidelines by U.S. banking regulators. Implementation of these new capital and liquidity requirements has created significant uncertainty with respect to the future liquidity and capital requirements for financial institutions. Therefore, we are not able to predict at this time the content of liquidity and capital guidelines or regulations that may be adopted by regulatory agencies or the impact that any changes in regulation may have on DNB and the Bank.

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

FINANCIAL CONDITION

DNB's total assets were $606.8 million at September 30, 2010 compared to $634.2 million at December 31, 2009.  The decrease in total assets was primarily attributable to a $27.6 million decrease in cash and cash equivalents and $22.0 million decrease in investment securities, offset by a $25.8 million increase in total loans and leases.  The reduction in assets as well as cash and cash equivalents is part of management’s efforts to reduce DNB’s cost of funds and improve core earnings by reducing lower yielding assets and shifting a portion of these funds to higher yielding loans and investments.

Investment Securities. Investment securities at September 30, 2010 were $182.0 million compared to $204.1 million at December 31, 2009. The $22.0 million decrease in investment securities was primarily due to $219.0 million in sales, principal pay-downs and maturities, offset by the purchase of $194.2 million in investment securities.

During the quarter ended June 30, 2010, DNB sold its entire municipal securities portfolio, which had a book value of approximately $26.9 million for a net loss of $54,000. Management sold the municipal securities out of the Held to Maturity portfolio due to media and headline risk related to municipal budget shortfalls, which management believes could impair the value of the bonds. In particular, management believes that reported problems with budgets, in California and other states across the country that are experiencing budget shortfalls, could trickle down to individual municipalities. In addition, numerous municipalities are struggling financially as promised pensions benefits for public-sector employees represent a massive overhang that threatens the financial future of many cities and states.  This was a change in circumstances that was unusual and non-recurring, and could not have been reasonably anticipated when the bonds were placed in the Held to Maturity Portfolio. In addition to the municipal securities, management sold mortgaged backed securities with a book value of $3.0 million out of the held to maturity portfolio for a net gain of $39,000. Such sales are allowed under ASC 320 guidelines, as more than 85% of the principal outstanding at acquisition had been paid down, due to prepayments and normal scheduled payments.

Gross Loans and Leases. DNB’s loans and leases increased $25.8 million to $385.2 million at September 30, 2010 compared to $359.4 million at December 31, 2009.  Commercial loan increased $38.2 million, while residential loans, consumer loans and commercial leases declined by $7.1 million, $3.8 million and $1.5 million, respectively.

Deposits. Deposits were $494.1 million at September 30, 2010 compared to $507.3 million at December 31, 2009.  Deposits decreased $13.3 million or 2.62% during the nine-month period ended September 30, 2010. Time deposits decreased by $22.9 million while core deposits, which are comprised of demand, NOW, money markets and savings accounts, increased $9.6 million.

Borrowings. Borrowings were $61.9 million at September 30, 2010 compared to $79.4 million at December 31, 2009.

Stockholders’ Equity. Stockholders' equity was $47.0 million at September 30, 2010 compared to $42.9 million at December 31, 2009. The increase in stockholders’ equity was primarily a result of year-to-date earnings of $2.6 million and a $1.9 million, net-of-tax other comprehensive income adjustment for unrealized gains on the securities portfolio. These additions to stockholders equity were partially offset by $237,000 of dividends paid on DNB’s common stock and $442,000 of dividends accrued on DNB’s Fixed Rate Cumulative Perpetual Preferred Stock.

On January 30, 2009, as part of the CPP administered by the United States Department of the Treasury, DNB Financial Corporation entered into a Letter Agreement and a Securities Purchase Agreement with the U.S. Treasury, pursuant to which the DNB issued and sold on January 30, 2009, and the U.S. Treasury purchased for cash on that date (i) 11,750 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008A, par value $10.00 per share, having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant to purchase up to 186,311 shares of the DNB’s common stock, $1.00 par value, at an exercise price of $9.46 per share, for an aggregate purchase price of $11,750,000 in cash. This transaction closed on January 30, 2009. The issuance and sale of these securities was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The Bank provides dividends to the Corporation in connection with the $11,750,000 of Fixed Rate Cumulative Perpetual Preferred Stock sold on January 30, 2009 as part of the CPP administered by the United States Department of the Treasury

RESULTS OF OPERATIONS
SUMMARY

Net income for the three and nine-month periods ended September 30, 2010 was $993,000 and $2.6 million compared to $634,000 and $1.1 million for the same periods in 2009.  Diluted earnings per share for the three and nine-month periods ended September 30, 2010 were $.32 and $.82 compared to $0.18 and $0.26 for the same periods in 2009.  The $359,000 increase during the most recent three-month period was attributable to a $1.0 million increase in net interest income before provision for credit losses and a $130,000 increase in non-interest income, offset by a $315,000 increase in provision for credit losses, a $286,000 increase in income tax expense and a $169,000 increase in non-interest expense.

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

Net interest income after provision for credit losses for the three and nine-month periods ended September 30, 2010 was $4.3 million and $12.7 million, compared to $3.7 million and $10.5 million for the same periods in 2009.  Interest income for the three and nine-month periods ended September 30, 2010 was $6.5 million and $19.7 million compared to $6.7 million and $19.2 million for the same periods in 2009.  The decrease in interest income was primarily attributable to a decrease in interest and dividends on investment securities.  Interest and dividends on investment securities declined due to lower average balances and lower yields on investments. The yield on interest-earning assets for the three and nine-month periods ended September 30, 2010 was 4.41% and 4.42%, compared to 4.39% and 4.58% for the same periods in 2009.  Interest expense for the three and nine-month periods ended September 30, 2010 was $1.6 million and $5.6 million compared to $2.8 million and $8.0 million for the same periods in 2009. The decrease in interest expense during both periods was primarily attributable to lower rates on interest-bearing liabilities. The composite cost of funds for the three and nine-month periods ended September 30, 2010 was 1.11% and 1.31%, compared to 1.87% and 1.98% for the same periods in 2009.   The net interest margin for the three and nine-month periods ended September 30, 2010 was 3.34% and 3.16%, compared to 2.58% and 2.67% for the same periods in 2009.

Interest on loans and leases was $5.4 million and $15.8 million for the three and nine-month periods ended September 30, 2010, compared to $4.9 million and $14.3 million for the same periods in 2009. The increase during both periods was primarily the result of higher average balances. The average balance of loans and leases was $377.5 million with an average yield of 5.63% for the current quarter compared to $343.6 million with an average yield of 5.68% for the same period in 2009.  The average balance of loans and leases was $368.0 million with an average yield of 5.69% for the current nine months compared to $335.8 million with an average yield of 5.69% for the same period in 2009.

Interest and dividends on investment securities was $1.1 million and $3.9 million for the three and nine-month periods ended September 30, 2010, compared to $1.8 million and $4.8 million for the same periods in 2009.  The average balance of investment securities was $184.9 million with an average yield of 2.43% for the current quarter compared to $221.7 million with an average yield of 3.26% for the same period in 2009.  The average balance of investment securities was $186.6 million with an average yield of 2.79% for the current nine months compared to $182.1 million with an average yield of 3.57% for the same period in 2009. The decrease in the yield during both periods was primarily the result of a declining interest rate environment, coupled with the sales of certain higher yielding securities.

Interest on deposits was $1.1 million and $3.9 million for the three and nine-month periods ended September 30, 2010, compared to $1.8 million and $5.1 million for the same periods in 2009.   The average balance of deposits was $496.6 million with an average rate of 0.88% for the current quarter compared to $495.5 million with an average rate of 1.45% for the same period in 2009.   The average balance of deposits was $501.7 million with an average rate of 1.04% for the nine months ended September 30, 2010 compared to $444.7 million with an average rate of 1.54% for the same period in 2009. The increase in the average balance during both periods was primarily the result of year-over-year increased deposit relationships through aggressive marketing and cross-selling efforts.  The decrease in rate during both periods was primarily attributable to lower rates being paid on maturing time deposits and certain money market accounts, stimulated by a lower interest rate environment.

Interest on borrowings was $472,000 and $1.7 million for the three and nine-month periods ended September 30, 2010, compared to $958,000 and $2.9 million for the same periods in 2009. The average balance of borrowings was $65.2 million with an average rate of 2.87% for the current quarter compared to $94.1 million with an average rate of 4.04% for the same period in 2009.  The average balance of borrowings was $69.5 million with an average rate of 3.27% for the nine months ended September 30, 2010 compared to $97.6 million with an average rate of 3.96% for the same period in 2009. The decrease in the average balance and the average rate on borrowings during the nine months ended September 30, 2010 compared to the same period in 2009 was attributable to an average $25.1 million decline in FHLB advances, offset by an average $3.4 million increase in repurchase agreements.

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

Portfolio risk includes the levels and trends in delinquencies, impaired loans and changes in the loan rating matrix, trends in volume and terms of loans. Management is satisfied with the stability of the past due and non-performing loans and believes there has been no further decline in the quality of the loan portfolio due to any trend in delinquent or adversely classified loans. Although the aggregate total of classified loans has increased, management is confident in the adequacy of the sources of repayment. In determining the adequacy of the allowance, management considered the deterioration of asset quality in DNB’s residential construction and residential first mortgage portfolios, which were factors contributing to the increase in the level of allowance during 2009 and 2010. In addition to ordering new appraisals and creating specific reserves on impaired loans, the allowance allocation rates were increased, reflective of delinquency trends which have been caused by continued weakness in the housing markets, falling home equity values, and rising unemployment. New appraisal values we have obtained for existing loans have been consistent generally with the declines indicated by the Case-Schiller and other indices.

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

There was a $615,000 provision made during the three months ended September 30, 2010, compared to $300,000 during the same period in 2009. There was a $1.4 million provision made during the nine months ended September 30, 2010, compared to $700,000 during the same period in 2009.  DNB’s percentage of allowance for credit losses to total loans and leases was 1.59% at September 30, 2010, compared to 1.52% and 1.47% at December 31, 2009 and September 30, 2009, respectively. Management monitors DNB’s performance metrics including those ratios related to non-performing loans and leases. The allowance as a percentage of total loans and leases has increased over the last three years at the same time DNB has seen deterioration in the credit quality of the loan portfolio, as evidenced by the increase in non-performing assets. However, these increases do not directly impact DNB’s allowance for loan and lease losses as management monitors each of its criticized and classified loans and leases on an individual basis in accordance with ASC 310. Underlying asset values which support collateral dependent loans are monitored on a periodic basis primarily through updated appraisals and reserves are established for any shortfalls in collateral values. In addition, despite the increase in non-performing assets during the last 2 years, charge-offs have been low, relative to the size of the loan and lease portfolio and to the level of non-performing assets. Net charge-offs were $808,000, $434,000 and $128,000 during the nine months ended September 30, 2010, year ended December 31, 2009 and nine months ended September 30, 2009, respectively. The percentage of net charge-offs to total average loans and leases were .22%, .13% and .04% during the same respective periods.

Management is not aware of any potential problem loans, which were accruing and current at September 30, 2010, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to DNB.

The increase in the allowance for loan loss ratio reflects management’s estimate of the level of inherent losses in the portfolio, which continued to increase during 2009 and the first nine months of 2010 due to a recessionary economy, rising unemployment, a weakened housing market and deterioration in income-producing properties. The increase in non-performing assets, driven by residential homebuilder loans, income producing commercial investor real estate loans and residential loans was a key determining dynamic in the assessment of inherent losses and, as a result, was an important factor in determining the allowance level.

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

As of September 30, 2010, DNB had $12.4 million of non-performing assets, which included $8.6 million of non-performing loans and $3.7 million of OREO. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $9.0 million at September 30, 2010. Of this, $4.1 million had a valuation allowance of $517,000 and $4.9 million had no specific allowance as of September 30, 2010. For those impaired loans that management determined that no specific valuation allowance was necessary, management has reviewed the appraisal for each loan and determined that there is no shortfall in the collateral. In general, management reduces the amount of the appraisal by the estimated cost of acquisition and disposition of the underlying collateral and compares that adjusted value with DNB’s carrying value. For those impaired loans that have not been assigned a specific valuation allowance, DNB reserves at the rate of approximately 6% used for loans rated substandard under the general allowance. During the quarter ended September 30, 2010, we did not recognize any impairment charges related to loans. Impaired loans had a carrying amount of $9.0 million at December 31, 2009. The valuation allowance on impaired loans was $531,000 as of December 31, 2009. Loans are reviewed for impairment which is measured in accordance with FASB ASC 310-10-35. Impaired loans can either be secured or unsecured, not including large groups of smaller balance loans that are collectively evaluated. Impairment is measured by the difference between the loan amount and the present value of the future cash flow discounted at the loan’s effective interest rate, or, alternatively the fair value of the collateral if the loan is collateral dependent. An impaired loan may not represent an expected loss.

We typically order new third-party appraisals or collateral valuations when a loan becomes impaired or is transferred to OREO. This is done within two weeks of a loan becoming impaired or a loan moving to OREO. It generally takes two to eight weeks to receive the appraisals, depending on the type of property being appraised. We recognize any provision or related charge-off within two weeks of receiving the appraisal after the appraisal has been reviewed by DNB. We generally order a new appraisal every twelve months, unless management determines more frequent appraisals are necessary. DNB had appraisals dated and reviewed within nine months of September 30, 2010 for all impaired loans, with the exception of one loan participation we purchased from another bank. We use updated valuations when time constraints do not permit a full appraisal process, to reflect rapidly changing market conditions. Because appraisals and updated valuations utilize historical data in reaching valuation conclusions, the appraised or updated value may or may not reflect the actual sales price that we will receive at the time of sale. Management uses the qualitative factor “Changes in the value of underlying collateral for collateral-dependent loans” to establish a reserve to mitigate this risk.

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

The following table summarizes the changes in the allowance for credit losses for the periods indicated.

(Dollars in thousands)	Nine Months Ended September 30, 2010	Year Ended December 31, 2009	Nine Months Ended September 30, 2009
Beginning balance	$5,477	$4,586	$4,586
Provisions	1,441	1,325	700
Charge-offs	(849)	(595)	(163)
Recoveries	41	161	35
Ending balance	$6,110	$5,477	$5,158

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

Non-interest income for the three and nine-month periods ended September 30, 2010 was $1.2 million and $3.9 million, compared to $1.1 million and $3.2 million for the same periods in 2009.  The $130,000 increase during the three months ended September 30, 2010 was mainly attributable to a $126,000 increase in gains on sales of securities and an increase in other income of $63,000, offset by a $52,000 decrease in service charges on deposits and a decrease in wealth management fees of $5,000. Gains on sales of securities were $399,000 for the three month period ended September 30, 2010 compared to $273,000 for the same period in 2009. Absent the gains on sales of investment securities for the three months ended September 30, 2010, non-interest income would have been $791,000, compared to $787,000 for the same period in 2009. During the nine months ended September 30, 2010, non-interest income increased $709,000 over the same period in 2009. This increase was primarily due to a $550,000 increase in gains on sales of securities, a $211,000 increase in other income, an increase in wealth management fees of $80,000, offset by a $126,000 decrease in service charges on deposits.  Gains on sales of securities were $1.4 million for the nine month period ended September 30, 2010 compared to $824,000 for the same period in 2009. Absent the gains on sales of investment securities for the nine months ended September 30, 2010, total non-interest income would have been $2.54 million compared to $2.38 million for the same period in 2009.

NON-INTEREST EXPENSE

Non-interest expense includes salaries and employee benefits, furniture and equipment, occupancy, professional and consulting fees as well as printing and supplies, advertising & marketing, FDIC insurance, FHLB prepayment penalties and other less significant expense items.  Non-interest expense for the three and nine-month periods ended September 30, 2010 was $4.1 million and $12.8 million compared to $3.9 million and $12.4 million for the same periods in 2009.  During the three months ended September 30, 2010, total non-interest expense increased by $169,000. This increase was primarily due to a $150,000 increase in salary and employee benefits, a $42,000 increase in other non-interest expense and a $29,000 increase in occupancy.  This was offset by a decrease of $51,000 in furniture and equipment and a decrease in professional and consulting expenses of $11,000.  During the nine months ended September 30, 2010, total non-interest expense increased $433,000 or 3.50%. The increase was primarily due to an increase in salary and employee benefits of $280,000, prepayment penalties on FHLB advances totaling $560,000, and advertising and marketing of $110,000 year over year. These increases were offset by decreases in FDIC insurance of $203,000, furniture and equipment of $137,000, professional and consulting of $133,000 and other non-interest expenses of $95,000.  Absent the $560,000 prepayment penalty paid to the FHLB, non-interest expense would have declined approximately $127,000 compared to 2009. DNB’s non-interest expense to average assets ratio for the three-month period ended September 30, 2010 was 2.63%, compared to 2.82% for the same period in 2009.

INCOME TAXES

Income tax expense for the three and nine-month periods ended September 30, 2010 was $470,000 and $1.2 million compared to $184,000 and $222,000 for the same periods in 2009. The effective tax rate for the three and nine-month periods ended September 30, 2009 was 32.1% and 30.6%, compared to 22.5% and 17.1%, for the same periods in 2009.  As a result of the second quarter 2010 sale of $26.9 million of municipal securities, $4.0 of which were tax-free, DNB will more than likely have a slightly higher effective tax rate in future periods. Income tax expense for each period differs from the amount determined at the statutory rate of 34% due to tax-exempt income on loans and investment securities, DNB's ownership of BOLI policies, and tax credits recognized on a low-income housing limited partnership.

ASSET QUALITY

Non-performing assets totaled $12.4 million at September 30, 2010, $12.6 million at June 30, 2010, $13.7 million at December 31, 2009 and $13.8 million at September 30, 2009. Total non-performing assets have declined $246,000 and $1.3 million during the three and nine months ended September 30, 2010 and $1.5 million during the twelve months ended September 30, 2010. The $246,000 decrease during the most recent quarter was primarily due to the partially charge-off on eight non-accrual residential loans totaling $431,000, as well as a $291,000 residential loan that was previously 90 days past due and is now current. These reductions were offset by the addition of 4 commercial non-accrual leases.  The decrease from September 30, 2009 was primarily attributable to the sale of one commercial OREO property, the sale or payoff of 3 residential properties that were in non-accrual status, eight partially charged off non-accrual residential loans and 2 non-accrual commercial loans paid off.  This was offset by 2 residential, 12 commercial loans and 4 commercial leases that were placed on non-accrual status during the twelve months ended September 30, 2010. As a result of the decrease in non-performing loans, the non-performing loans to total loans ratio decreased to 2.24% at September 30, 2010, down from 2.63% at September 30, 2009. The non-performing assets to total assets ratio decreased to 2.04% at September 30, 2010 from 2.16% at September 30, 2009. The allowance to non-performing loans and leases ratio increased from 55.9% at September 30, 2009 to 70.9% at September 30, 2010. DNB continues to work diligently to improve asset quality by adhering to strict underwriting standards and improving lending policies and procedures. Non-performing assets have, and will continue to have, an impact on earnings; therefore management intends to continue working aggressively to reduce the level of such assets.

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

DNB’s Credit Policy Committee monitors the performance of the loan and lease portfolio to identify potential problem assets on a timely basis. Committee members meet to design, implement and review asset recovery strategies, which serve to maximize the recovery of each troubled asset. As of September 30, 2010, DNB had $1.8 million of loans, which, although performing at that date, are believed to require increased supervision and review; and may, depending on the economic environment and other factors, become non-performing assets in future periods. The amount of such loans at December 31, 2009 was $16.3 million. The majority of the loans are secured by commercial real estate, with lesser amounts being secured by residential real estate, inventory and receivables.

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

Non-Performing Assets
(Dollars in thousands)

	September 30, 2010	December 31, 2009	September 30, 2009
Non-accrual loans:
Residential mortgages	$2,335	$3,081	$4,553
Commercial mortgages	836	1,317	696
Commercial term loans	4,592	4,374	3,615
Commercial leases	775	157	257
Consumer loans	60	62	62
Total non-accrual loans	8,598	8,991	9,183
Loans 90 days past due and still accruing	21	191	40
Troubled debt restructurings	—	—	—
Total non-performing loans	8,619	9,182	9,223
Other real estate owned & other repossessed property	3,737	4,489	4,610
Total non-performing assets	$12,356	$13,671	$13,833
Asset quality ratios:
Non-performing loans to total loans	2.24%	2.55%	2.63%
Non-performing assets to total assets	2.04	2.16	2.16
Allowance for credit losses to:
Total loans and leases	1.59	1.52	1.47
Non-performing loans and leases	70.88	59.6	55.93

Included in the loan and lease portfolio are loans for which DNB has ceased the accrual of interest.  If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

	Three Months Ended	Year Ended	Three Months Ended
(Dollars in thousands)	September 30, 2010	December 31, 2009	September 30, 2009
Interest income which would have been
recorded under original terms	$343	$505	$390
Interest income recorded during the period	(41)	(89)	(72)
Net impact on interest income	$302	$416	$318

Impaired loans are measured for impairment using the fair value of the collateral for collateral dependent loans. Information regarding impaired loans is presented as follows:

	Nine Months Ended	Year Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2010	December 31, 2009	September 30, 2009
Total recorded investment	$9,029	$8,991	$9,183
Impaired loans with a specific allowance	4,145	3,497	3,608
Impaired loans without a specific allowance	4,884	5,494	5,575
Average recorded investment	9,085	7,901	7,538
Specific allowance allocation	517	531	448
Total cash collected	1,813	654	489
Interest income recorded	79	46	41

LIQUIDITY AND CAPITAL RESOURCES

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes.  DNB’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding.  As part of its liquidity management, DNB maintains assets that comprise its primary liquidity, which totaled $76.5 million at September 30, 2010.  Primary liquidity includes investments, Federal funds sold, and interest-bearing cash balances, less pledged securities.  DNB also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.

 In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs.  Through these relationships, DNB has available credit of approximately $173.8 million.  As a member of the FHLB, we are eligible to borrow up to a specific credit limit which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of September 30, 2010, our Maximum Borrowing Capacity with the FHLB was $156.8 million. The total of our outstanding borrowings from the FHLB on that date was $30.0 million. At September 30, 2010, we also had available $17.0 million of unsecured federal funds lines of credit with other financial institutions. We drew $2.0 million on one of these federal funds lines on September 30, 2010 and paid it back on October 1, 2010. Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

At September 30, 2010, DNB had $59.0 million in un-funded loan commitments.  Management anticipates these commitments will be funded by means of normal cash flows.  Certificates of deposit greater than or equal to $100,000 scheduled to mature in one year or less from September 30, 2010 totaled $28.2 million.  Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in Federal funds sold or by pay-downs and maturities of loans and investments.

The Corporation and the Bank have each met the definition of “well capitalized” for regulatory purposes on September 30, 2010.  The Bank’s capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of the Corporation’s or the Bank’s overall financial condition or prospects. The Corporation’s capital exceeds the FRB’s minimum leverage ratio requirements for bank holding companies (see additional discussion included in Footnote 17 of DNB’s 10-K).

Under federal banking laws and regulations, DNB and the Bank are required to maintain minimum capital as determined by certain regulatory ratios. Capital adequacy for regulatory purposes, and the capital category assigned to an institution by its regulators, may be determinative of an institution’s overall financial condition.

The following table summarizes data and ratios pertaining to the Corporation and the Bank's capital structure.

			For Capital		To Be Well Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation

September 30, 2010:
Total risk-based capital	$60,425	14.88%	$32,480	8.00%	N/A	N/A
Tier 1 capital	55,341	13.63	16,240	4.00	N/A	N/A
Tier 1 (leverage) capital	55,341	9.03	24,511	4.00	N/A	N/A
December 31, 2009:
Total risk-based capital	$58,184	14.27%	$32,609	8.00%	N/A	N/A
Tier 1 capital	53,088	13.02	16,304	4.00	N/A	N/A
Tier 1 (leverage) capital	53,088	8.33	25,486	4.00	N/A	N/A

DNB First, N.A.

September 30, 2010:
Total risk-based capital	$60,328	14.87%	$32,466	8.00%	$40,558	10.00%
Tier 1 capital	55,244	13.62	16,223	4.00	24,335	6.00
Tier 1 (leverage) capital	55,244	9.02	24,493	4.00	30,616	5.00
December 31, 2009:
Total risk-based capital	$57,388	14.09%	$32,574	8.00%	$40,718	10.00%
Tier 1 capital	52,292	12.85	16,287	4.00	24,431	6.00
Tier 1 (leverage) capital	52,292	8.21	25,467	4.00	31,834	5.00

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes an Economic Value of Equity ("EVE") model.  The EVE model measures the potential price risk of equity to changes in interest rates and factors in the optionality included on the balance sheet.  EVE analysis is used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points.  The EVE is likely to be different if rates change.  Results falling outside prescribed ranges require action by management.  At September 30, 2010 and December 31, 2009, DNB's variance in the EVE as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the table below. The change as a percentage of the present value of equity with a 200 basis point increase at December 31, 2009 was slightly above DNB’s negative 25% guideline. This negative variance was reduced to a negative 14.3%, which was within DNB’s guideline as of September 30, 2010. Management reduced this variance during the first three quarters of 2010 by reducing longer term assets, shortening the duration of the investment portfolio and increasing capital levels through increased earnings.

(Dollars in thousands)	September 30, 2010					December 31, 2009
Change in rates	Flat	-200	bp	+200	bp	Flat	-200	bp	+200	bp
EVE	$41,795	$39,542		$35,834		$39,095	$43,264		$28,920
Change		(2,253)		(5,961)			4,169		(10,175)
Change as a percent of assets		(.37%)		(1.0	% )		.7%		(1.6	% )
Change as a percent of PV equity		(5.4%)		(14.3	% )		10.7%		(26.0	% )

ITEM 4T- CONTROLS AND PROCEDURES

DNB’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2010, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that DNB’s current disclosure controls and procedures are effective and timely, providing them with material information relating to DNB and its subsidiaries required to be disclosed in the report DNB files under the Exchange Act.

Management of DNB is responsible for establishing and maintaining adequate internal control over financial reporting for DNB, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  There was no change in the DNB’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, DNB’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2009, filed with the Commission on March 26, 2010 (File No. 000-16667).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended September 30, 2010.  The following table provides information on repurchases by DNB of its common stock in each month of the quarter ended September 30, 2010:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2010 – July 31, 2010	—	$—	—	63,016
August 1, 2010 – August 31, 2010	—	—	—	63,016
September 1, 2010 – September 30, 2010	—	—	—	63,016
Total	—	$—	—

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

DNB FINANCIAL CORPORATION

November 12, 2010	BY:	/s/ William S. Latoff
William S. Latoff, Chairman of the Board and Chief Executive Officer

November 12, 2010	BY:	/s/ Gerald F. Sopp
Gerald F. Sopp, Chief Financial Officer and Executive Vice President

Index to Exhibits

Exhibit No. Under Item 601 of Regulation S-K
3	(i)
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

(f)*
Agreement of Lease dated February 10, 2005 between Headwaters Associates, a Pennsylvania general partnership, as Lessor, and DNB First, National Association as Lessee for a portion of premises at 2 North Church Street, West Chester, Pennsylvania, filed March 10, 2005 as Item 10(l) to Form 10-K for the fiscal year ended December 31, 2004 (No. 0-16667) and incorporated herein by reference, as amended by Addendum to Agreement of Lease dated as of November 15, 2005, filed March 23, 2006 as Item 10(l) to Form 10-K for the fiscal year ended December 31, 2005 (No. 0-16667) and incorporated herein by reference, and as further amended by Second Addendum to Agreement of Lease dated as of May 25, 2006, filed August 14, 2006 as Item 10(l) to Form 10-Q for the fiscal quarter ended June 30, 2006 (No. 0-16667) and incorporated herein by reference, and as further amended by Third Addendum to Agreement of Lease dated as of June 9, 2010, filed August 13, 2010 as Item 10(f) to Form 10-Q for the fiscal quarter ended June 30, 2010 (No. 0-16667) and incorporated herein by reference.

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

(x)**
Restricted Stock Award Agreement dated April 23, 2010 between DNB Financial Corporation and William S. Latoff, filed August 13, 2010 as Item 10(x) to Form 10-Q for the fiscal quarter ended June 30, 2010 (No. 0-16667) and incorporated herein by reference.

(y)**
Form of Restricted Stock Option Agreement for non-employee directors for awards made on and after April 23, 2010 pursuant to the 1995 Stock Option Plan of DNB Financial Corporation (as amended and restated, effective as of April 27, 2004), filed August 13, 2010 as Item 10(y) to Form 10-Q for the fiscal quarter ended June 30, 2010 (No. 0-16667) and incorporated herein by reference.

(z)**
Form of Restricted Stock Option Agreement for employees for awards made on and after April 23, 2010 pursuant to the 1995 Stock Option Plan of DNB Financial Corporation (as amended and restated, effective as of April 27, 2004), filed August 13, 2010 as Item 10(z) to Form 10-Q for the fiscal quarter ended June 30, 2010 (No. 0-16667) and incorporated herein by reference.

(aa)**
Form of Amendment effective April 23, 2010, to the Restricted Stock Award agreements made between James H. Thornton, James J. Koegel, Mildred C. Joyner and Thomas A. Fillippo, non-employee Directors of the registrant, and the registrant on November 28, 2007 and December 17, 2008, filed August 13, 2010 as Item 10(aa) to Form 10-Q for the fiscal quarter ended June 30, 2010 (No. 0-16667) and incorporated herein by reference.

(bb)**
Form of Amendment effective April 23, 2010, to the Restricted Stock Award agreements made between Eli Silberman, a non-employee Director of the registrant, and the registrant on November 28, 2007 and December 17, 2008, filed August 13, 2010 as Item 10(bb) to Form 10-Q for the fiscal quarter ended June 30, 2010 (No. 0-16667) and incorporated herein by reference.

(cc)**
Form of Amendment effective April 23, 2010, to the Restricted Stock Award agreements made between William S. Latoff, William J. Hieb, Albert J. Melfi, Gerald F. Sopp and Bruce E. Moroney, officers of the registrant, and the registrant on November 28, 2007 and December 17, 2008, filed August 13, 2010 as Item 10(cc) to Form 10-Q for the fiscal quarter ended June 30, 2010 (No. 0-16667) and incorporated herein by reference.

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