Form 10-K
period 2010-12-31
DNB FINANCIAL CORP /PA/
filed 2011-03-22
CIK 713671

Use these links to rapidly review the document
DNB FINANCIAL CORPORATION Table of Contents
Item 15. Exhibits, Financial Statement Schedules.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
 December 31, 2010
 or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from              to             . Commission file Number 1-34242

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the shares of common stock of the Registrant issued and outstanding on June 30, 2010, which excludes 367,000 shares held by all directors, officers and affiliates of the Registrant as a group, was approximately $15.7 million. This figure is based on the closing price of $6.92 per share of the Registrant's common stock on June 30, 2010, the last business day of the Registrant's second fiscal quarter.

As of March 21, 2011, the Registrant had outstanding 2,666,292 shares of Common Stock, $1 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement relating to the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

Part I

Item 1.        Business

(a) General Description of Registrant's Business and Its Development

        DNB Financial Corporation (the "Registrant" or "DNB"), a Pennsylvania business corporation, is a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System (Federal Reserve Board). The Registrant was incorporated on October 28, 1982 and commenced operations on July 1, 1983 upon consummation of the acquisition of all of the outstanding stock of Downingtown National Bank, now known as DNB First, National Association (the "Bank"). Since commencing operations, DNB's business has consisted primarily of managing and supervising the Bank, and its principal source of income has been derived from the Bank. At December 31, 2010, DNB had total consolidated assets, total liabilities and stockholders' equity of $602.3 million, $557.1 million, and $45.2 million, respectively.

        The Bank was organized in 1860. The Bank is a national banking association that is a member of the Federal Reserve System, the deposits of which are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a full service commercial bank providing a wide range of services to individuals and small to medium sized businesses in the southeastern Pennsylvania market area, including accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans. In addition, the Bank has eleven full service and two limited service branches and a full-service wealth management group known as "DNB Wealth Management". The Bank's financial subsidiary, DNB Financial Services, Inc., is a Pennsylvania licensed insurance agency, which, together with the Bank, sells a broad variety of insurance and investment products. The Bank's other subsidiaries are Downco, Inc. and DN Acquisition Company, Inc which were incorporated in December 1995 and December 2008, respectively, for the purpose of acquiring and holding other real estate owned acquired through foreclosure or deed in-lieu-of foreclosure, as well as Bank-occupied real estate. In accordance with U.S. generally accepted accounting principles, the Registrant and the Bank operate as one segment, and therefore do not report segment financial information.

        The Bank's headquarters is located at 4 Brandywine Avenue, Downingtown, Pennsylvania. As of December 31, 2010, the Bank had total assets of $601.9 million, total deposits of $493.3 million and total stockholders' equity of $53.8 million. The Bank's business is not seasonal in nature. The FDIC, to the extent provided by law, insures its deposits. At December 31, 2010, the Bank had 111 full-time employees and 18 part-time employees.

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

        Participation in the Temporary Liquidity Guarantee Program.  In October 2008, the FDIC announced its temporary liquidity guarantee program ("TLGP") pursuant to which the FDIC will guarantee the payment of certain newly-issued senior unsecured debt of insured depository institutions ("Debt Guarantee") and funds held at FDIC-insured depository institutions in non-interest-bearing transaction accounts in excess of the current standard maximum deposit insurance amount of $250,000 ("Transaction Account Guarantee"). Both guarantees were provided to eligible institutions, including the Corporation and the Bank, at no cost through December 5, 2008. Participation in the TLGP subsequent to December 5, 2008 was optional. The Corporation has elected to participate only in the Transaction Account Guarantee portion of the TLGP subsequent to December 5, 2008. The Transaction Account Guarantee is effective for the Corporation through December 31, 2010. Participants in the Transaction Account Guarantee Program will be assessed an annualized fee of 15 basis points. To the extent that these initial assessments are insufficient to cover the expense or losses arising under TLGP, the FDIC is required to impose an emergency special assessment on all FDIC-insured depository institutions as prescribed by the Federal Deposit Insurance Act (see discussion of Dodd-Frank Act on page 14).

        Dodd-Frank Wall Street Reform and Consumer Protection Act.  The federal government is considering a variety of reforms related to banking and the financial industry including, without limitation, the newly adopted Dodd-Frank Act. The Dodd-Frank Act is intended to promote financial stability in the U.S., reduce the risk of bailouts and protect against abusive financial services practices by improving accountability and transparency in the financial system and ending "to big to fail" institutions. It is the broadest overhaul of the U.S. financial system since the Great Depression, and much of its impact will be determined by the scope and substance of many regulations that will need to be adopted by various regulatory agencies to implement its provisions. For these reasons, the overall impact on the Corporation and its subsidiaries is unknown at this time.

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

        The Dodd-Frank Act could require us to make material expenditures, in particular personnel training costs and additional compliance expenses, or otherwise adversely affect our business or financial results. It could also require us to change certain of our business practices, adversely affect our ability to pursue business opportunities we might otherwise consider engaging in, cause business disruptions and/or have other impacts that are as-of-yet unknown to the Corporation and the Bank. Failure to comply with these laws or regulations, even if inadvertent, could result in negative publicity, fines or additional licensing expenses, any of which could have an adverse effect on our cash flow and results of operations. For example, a provision of the Dodd-Frank Act is intended to preclude bank holding companies from treating future trust preferred securities issuances as Tier 1 capital for regulatory capital adequacy purposes. This provision may narrow the number of possible capital raising opportunities the Corporation and other bank holding companies might have in the future. As another example, the new law establishes the Consumer Financial Protection Bureau, which has been given substantive rule-making authority under most of the consumer protection regulations affecting the Bank and its customers. The Bureau and new rules it will issue may materially affect the methods and costs of compliance by the Bank in connection with future consumer-related transactions.

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

        The Basel Committee on Banking Supervision (the "Basel Committee") released a comprehensive list of proposals for changes to capital, leverage, and liquidity requirements for banks in December 2009 (commonly referred to as "Basel III"). In July 2010, the Basel Committee announced the design for its capital and liquidity reform proposals.

        In September 2010, the oversight body of the Basel Committee announced minimum capital ratios and transition periods providing: (i) the minimum requirement for the Tier 1 common equity ratio will be increased from the current 2.0% level to 4.5% (to be phased in by January 1, 2015); (ii) the minimum requirement for the Tier 1 capital ratio will be increased from the current 4.0% to 6.0% (to be phased in by January 1, 2015); (iii) an additional 2.5% of Tier 1 common equity to total risk-weighted assets (to be phased in between January 1, 2016 and January 1, 2019; and (iv) a minimum leverage ratio of 3.0% (to be tested starting January 1, 2013). The proposals also narrow the definition of capital, excluding instruments that no longer qualify as Tier 1 common equity as of January 1, 2013, and phasing out other instruments over several years. It is unclear how U.S. banking regulators will define "well-capitalized" in their implementation of Basel III.

        The liquidity proposals under Basel III include: (i) a liquidity coverage ratio (to become effective January 1, 2015); (ii) a net stable funding ratio (to become effective January 1, 2018); and (iii) a set of monitoring tools for banks to report minimum types of information to their regulatory supervisors.

        Many of the details of the new framework related to minimum capital levels and minimum liquidity requirements in the Basel Committee's proposals will remain uncertain until the final release is issued later this year. Implementation of the final provisions of Basel III will require implementing regulations and guidelines by U.S. banking regulators. Implementation of these new capital and liquidity requirements has created significant uncertainty with respect to the future liquidity and capital requirements for financial institutions. Therefore, we are not able to predict at this time the content of liquidity and capital guidelines or regulations that may be adopted by regulatory agencies or the impact that any changes in regulation may have on the Corporation and the Bank.

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

        DNB's management believes that the Bank is "well capitalized" for regulatory capital purposes. See table of Bank's compliance with minimum capital ratios, at footnote 17 ("Regulatory Matters") to DNB's audited financial statements for the fiscal year ended December 31, 2010 on page 88.

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

        Interstate Banking. Federal law permits interstate bank mergers and acquisitions. Limited branch purchases are still subject to state laws. Pennsylvania law permits out-of-state banking institutions to establish branches in Pennsylvania with the approval of the Pennsylvania Banking Department, provided the law of the state where the banking institution is located would permit a Pennsylvania banking institution to establish and maintain a branch in that state on substantially similar terms and conditions. It also permits Pennsylvania banking institutions to maintain branches in other states. The Dodd-Frank Act created a more permissive interstate branching regime by permitting banks to establish branches de novo in any state if a bank chartered by such state would have been permitted to establish the branch. Bank management anticipates that interstate banking will continue to increase competitive pressures in the Bank's market by permitting entry of additional competitors, but management is of the opinion that this will not have a material impact upon the anticipated results of operations of the Bank.

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

        On September 29, 2009, the FDIC adopted a uniform three-basis point increase in the assessment rates shown above, effective on January 1, 2011, and on November 12, 2009, the FDIC adopted a final rule to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. The prepaid assessment was collected on December 30, 2009, along with the institution's regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. For purposes of calculating the prepaid assessment, each institution's assessment rate was its total base assessment rate in effect on September 30, 2009. In calculating the prepayment attributable to 2011 and thereafter, it is calculated using the September 29, 2009 increase in 2011 base assessment rates. In addition, future deposit growth was reflected in the prepayment by assuming that an institution's third quarter 2009 assessment base would be increased quarterly at a 5 percent annual growth rate through the end of 2012. The FDIC began to draw down institutions' prepaid assessments on March 30, 2010, representing payment for the regular quarterly risk-based assessment for the fourth quarter of 2009. In announcing these initiatives, the FDIC stated that, while the prepaid assessment would not immediately affect bank earnings, each institution would record the entire amount of its prepaid assessment as a prepaid expense asset as of December 30, 2009, the date the payment was made and, as of December 31, 2009 and each quarter thereafter, record an expense or charge to earnings for its regular quarterly assessment and an offsetting credit to the prepaid assessment until the asset is exhausted. Once the asset is exhausted, institutions would resume paying and accounting for quarterly deposit insurance assessments as they currently do. The total amount of the Bank's deposit insurance assessment prepayment was $3.1 million.

        The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, that was enacted by Congress on July 15, 2010, and was signed into law by President Obama on July 21, 2010, enacted a number of changes to the federal deposit insurance regime that will affect the deposit insurance assessments the Bank will be obligated to pay in the future. For example:

  •
  The law permanently raises the federal deposit insurance limit to $250,000 per account ownership. This change may have the effect of increasing losses to the FDIC insurance fund on future failures of other insured depository institutions.

  •
  The new law makes deposit insurance coverage unlimited in amount for non-interest bearing transaction accounts until December 31, 2012. This change may also have the effect of increasing losses to the FDIC insurance fund on future failures of other insured depository institutions.

  •
  The law increases the insurance fund's minimum designated reserve ratio from 1.15 to 1.35, and removes the current 1.50 cap on the reserve ratio. The law gives the FDIC discretion to suspend or limit the declaration or payment of dividends even when the reserve ratio exceeds the minimum designated reserve ratio.

        The Dodd-Frank Act expands the base for FDIC insurance assessments, requiring that assessments be based on the average consolidated total assets less tangible equity capital of a financial institution. On February 7, 2011, the FDIC approved a final rule to implement the foregoing provision of the Dodd-Frank Act and to make other changes to the deposit insurance assessment system applicable to insured depository institutions with over $10 billion in assets. Among other things, the final rule eliminates risk categories and the use of long-term debt issuer ratings in calculating risk-based assessments, and instead implements a scorecard method, combining CAMELS ratings and certain forward-looking financial measures to assess the risk an institution poses to the Deposit Insurance Fund. The final rule also revises the assessment rate schedule for large institutions and highly complex institutions to provide assessments ranging from 2.5 to 45 basis points. Except as specifically provided, the final rule will take effect for the quarter beginning April 1, 2011, and will be reflected in the June 30, 2011 fund balance and the invoices for assessments due September 30, 2011.

        Each of these changes may increase the rate of FDIC insurance assessments to maintain or replenish the FDIC's deposit insurance fund. This could, in turn, raise the Bank's future deposit insurance assessment costs. On the other hand, the law changes the deposit insurance assessment base so that it will generally be equal to consolidated assets less tangible equity. This change of the assessment base from an emphasis on deposits to an emphasis on assets is generally considered likely to cause larger banking organizations to pay a disproportionately higher portion of future deposit insurance assessments, which may, correspondingly, lower the level of deposit insurance assessments that smaller community banks such as the Bank may otherwise have to pay in the future. On December 14, 2010, the FDIC issued a final rule setting the insurance fund's designated reserve ratio at 2, which is in excess of the 1.35 minimum designated reserve ratio established by the Dodd-Frank Act. While it is likely that the new law will increase the Bank's future deposit insurance assessment costs, the specific amount by which the new law's combined changes will affect the Bank's deposit insurance assessment costs is hard to predict, particularly because the new law gives the FDIC enhanced discretion to set assessment rate levels.

        In addition to deposit insurance assessments, banks are subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The FDIC sets the Financing Corporation assessment rate every quarter. The current annual Financing Corporation assessment rate is $0.0102 for each $100 of deposits, which we anticipate will result in an aggregate estimated FICO assessment payment by the Bank of $50,371 in 2011.

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

Item 1A.        Risk Factors

        Not applicable.

Item 1B.        Unresolved Staff Comments

        None.

Item 2.        Properties

        The main office of the Bank is located at 4 Brandywine Avenue, Downingtown, Pennsylvania 19335. The Registrant's registered office is also at this location. The Registrant pays no rent or other form of consideration for the use of the Bank's main office as its principal executive office. The Bank leases its operations center located at 104 Brandywine Avenue, Downingtown. The Bank also leases the Chadds Ford office, West Goshen office, Exton office, West Chester office and limited service offices in Media and at the Tel Hai Retirement Community. The Bank owns the remainder of its existing branches as described below. The Bank had a net book value of $7.0 million for all branches owned plus leasehold improvements on offices leased at December 31, 2010. The Bank's trust department and wealth management unit, operating under the name, "DNB Wealth Management," have offices in the Bank's Exton Office.

        The bank has thirteen offices located in Chester and Delaware Counties, Pennsylvania. In addition to the Main Office discussed above, they are:

Office	Office Location	Owned/Leased

Caln	1835 East Lincoln Highway, Coatesville	Owned
Chadds Ford	300 Oakland Road, West Chester	Leased
East End	701 East Lancaster Avenue, Downingtown	Owned
Exton	410 Exton Square Parkway, Exton	Leased
Kennett Square	215 E. Cypress Street, Kennett Square	Owned
Lionville	891 Pottstown Pike, Exton	Owned
Little Washington	104 Culbertson Run Road, Downingtown	Owned
Ludwig's Corner	1030 North Pottstown Pike, Chester Springs	Owned
Media	323 West State Street, Media (Limited Service)	Leased
Tel Hai	Tel Hai Retirement Community, Honey Brook (Limited Service)	Leased
West Goshen	1115 West Chester Pike, West Chester	Leased
West Chester	2 North Church Street, West Chester	Leased

Item 3.        Legal Proceedings

        DNB is a party to a number of lawsuits arising in the ordinary course of business. While any litigation causes an element of uncertainty, management is of the opinion that the liability, if any, resulting from the actions, will not have a material effect on the accompanying consolidated financial statements.

Item 4.        Removed and Reserved

Part II

Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Price of and Dividends on Registrant's Common Equity

        DNB Financial Corporation's common stock, par value $1.00 per share, is listed for trading on Nasdaq Capital Markets under the symbol DNBF. Current price information is available from account executives at most brokerage firms as well as the firms listed at the back of this report who are market makers of DNB's common stock. There were approximately 1,100 stockholders who owned 2.7 million shares of common stock outstanding at March 15, 2011. Quarterly high and low sales prices are set forth below:

	2010		2009
	High	Low	High	Low

First quarter	$6.39	$4.61	$7.83	$4.02
Second quarter	7.41	5.27	9.78	6.61
Third quarter	7.61	6.70	8.38	6.47
Fourth quarter	9.07	7.12	7.70	5.88

        The information required with respect to the frequency and amount of the Registrant's cash dividends declared on each class of its common equity for the two most recent fiscal years is set forth in the section of this report titled, "Item 6 — Selected Financial Data" on page 20.

        The information required with respect to securities authorized for issuance under the Registrant's equity compensation plans is set forth in "Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" on page 93.

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

(c) Purchases of Equity Securities by the Registrant and Affiliated Purchasers

        The following table provides information on repurchases by or on behalf of DNB or any "affiliated purchaser" (as defined in Regulation 10b-18(a)(3)) of its common stock in each month of the quarter ended December 31, 2010.

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2010 – October 31, 2010	—	$—	—	63,116
November 1, 2010 – November 30, 2010	—	—	—	63,116
December 1, 2010 – December 31, 2010	—	—	—	63,116

Total	—	$—	—

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

(d) Corporation Performance Graph

        The following graph presents the 5 year cumulative total return on DNB Financial Corporation's common stock, compared to the S&P 500 Index and the S&P 500 Financial Index for the 5 year period ended December 31, 2010. The comparison assumes that $100 was invested in the Corporation's common stock and each of the foregoing indices and that all dividends have been reinvested.

CORPORATION PERFORMANCE
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
AMONG DNB FINANCIAL CORP., the S&P 500 INDEX and the S&P 500 FINANCIAL INDEX

Item 6.        Selected Financial Data

The selected financial data set forth below is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto, contained elsewhere herein.

	At or For the Year Ended December 31 (Dollars in thousands, except share data)
	2010	2009	2008	2007	2006

RESULTS OF OPERATIONS
Interest income	$26,050	$25,948	$28,262	$30,237	$28,249
Interest expense	7,062	10,629	13,048	15,417	13,368

Net interest income	18,988	15,319	15,214	14,820	14,881

Provision for credit losses	2,216	1,325	2,018	60	—

Non-interest income	5,430	4,507	4,408	4,003	3,414

Non-interest expense	16,903	16,590	16,731	16,589	16,507

Income before income taxes	5,299	1,911	873	2,174	1,788

Income tax expense	1,629	362	64	372	41

Net income	$3,670	$1,549	$809	$1,802	$1,747

Preferred stock dividends & accretion of discount	618	567	—	—	—

Net income available to common stockholders	$3,052	$982	$809	$1,802	$1,747

PER SHARE DATA*
Basic earnings	$1.16	$0.38	$0.31	$0.69	$0.67
Diluted earnings	1.16	0.38	0.31	0.69	0.66
Cash dividends	0.12	0.23	0.46	0.50	0.47
Book value	12.55	11.88	11.53	12.55	11.94
Weighted average
Common shares outstanding — basic	2,635,549	2,606,596	2,602,902	2,614,417	2,625,182
FINANCIAL CONDITION
Total assets	$602,332	$634,248	$533,447	$545,840	$525,242
Loans and leases, gross	396,171	359,427	336,454	309,342	329,466
Allowance for credit losses	5,884	5,477	4,586	3,891	4,226
Deposits	492,746	507,347	408,470	412,920	381,027
Borrowings	60,230	79,450	90,123	89,877	110,538
Stockholders' equity	45,208	42,876	30,058	32,635	31,411
SELECTED RATIOS
Return on average stockholders' equity	8.03%	3.76%	2.51%	5.96%	5.73%
Return on average assets	0.59	0.26	0.15	0.36	0.35
Average equity to average assets	7.40	6.87	5.98	6.02	6.18
Loans to deposits	80.40	70.84	82.37	74.92	86.47
Dividend payout ratio	10.37	59.68	146.56	72.17	71.37
*
Per share data and shares outstanding have been adjusted for the 5% stock dividends in December of 2007 and 2006.

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations

I.     Introductory Overview

        DNB Financial Corporation is a bank holding company whose bank subsidiary, DNB First, National Association (the "Bank") is a nationally chartered commercial bank with trust powers, and a member of the FDIC. DNB provides a broad range of banking services to individual and corporate customers through its thirteen community offices located throughout Chester and Delaware Counties, Pennsylvania. DNB is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. DNB funds all these activities with retail and business deposits and borrowings. Through its Wealth Management division, the Bank provides wealth management and trust services to individuals and businesses. The Bank and its subsidiary, DNB Financial Services, Inc., make available certain non-depository products and services, such as securities brokerage, mutual funds, life insurance and annuities.

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

        To ensure we remain well positioned to meet the growing needs of our customers and communities and to meet the challenges of the 21st century, we've worked to build awareness of our full-service capabilities and ability to meet the needs of a wide range of customers. This served to not only retain our existing, customer base, but to position ourselves as an attractive financial institution on which younger individuals and families can build their dreams. To that end, DNB continues to make appropriate investments in all areas of our business, including people, technology, facilities and marketing.

        Highlights of DNB's results for the year-end December 31, 2010 include:

  •
  Steady growth in loans — up $36.7 million or 10.2%.

  •
  Control of non-interest expenses — For the year, non-interest expenses increased 1.89% or $313,000 over 2009, but included pre-payment penalties amounting to approximately $560,000 for the pre-payment of $18.0 million of high cost FHLBP borrowings in the first quarter. Absent these penalties, non-interest expenses declined approximately $247,000 or 1.49% compared to 2009.

  •
  Strengthened capital position — Shareholder's equity increased $2.3 million to $45.2 million at December 31, 2010 compared to December 31, 2009, reflecting our solid earnings growth.

  •
  Asset quality improved — The level of non-performing loans to total loans at 1.82% on December 31, 2010 compares to 2.55% a year earlier. This improvement, coupled with provisions of $2.2 million to our allowance for credit losses improved our coverage ratio, defined as the allowance for credit losses as a percentage of non-performing loans, from 59.65% a year ago to 81.46% at December 31, 2010.

        The global and U.S. economies have experienced significantly reduced business activity as a result of disruptions in the financial system during the past two years. Dramatic declines in the housing market during the past two years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. As a result of the recession, retail customers may delay borrowing from DNB as unemployment remains high and availability to borrow against equity in primary residences diminishes. As the U.S. economy moves through a period of recession, delinquencies will rise as the value of homes decline and DNB's borrowers experience financial difficulty due to corporate downsizing, reduced sales, or other negative events which may impact their ability to meet their contractual loan payments. As a result of these negative trends in the economy and their impact on our borrowers' ability to repay their loans, DNB made a $2.2 million provision in 2010 in response to DNB's increased level of loans and leases which grew $36.7 million to $396.2 million at December 31, 2010, compared to $359.4 million at December 31, 2009.

        In addition, DNB's net interest margin has been impacted by these changes in the economy. Management has been aggressive in managing DNB's cost of funds during the year by implementing carefully planned pricing strategies, designed to offset the decline in rates on earning assets, while matching liquidity needs. Our composite cost of funds for 2010 dropped 72 basis points to 1.37%, from 2.09% in 2009. DNB's net interest margin increased to 3.24% in 2010 from 2.71% in 2009. This improvement is attributable to a lower composite cost of funds, lower levels of non-performing assets, coupled with a shift in assets from lower yielding investments into higher yielding loans.

        Earnings. For the year ended December 31, 2010, DNB reported net income of $3.7 million, an increase of $2.2 million from the $1.5 million reported for the year ended December 31, 2009, or $1.16 per share versus $0.38 per share, respectively, on a fully diluted basis. DNB's earnings were favorably impacted by a higher net interest margin, lower levels of non-performing assets and higher levels of non-interest income. During 2010, DNB recognized $2.0 million in gains on sales of securities, up from $1.4 million in 2009. In addition, DNB recognized $324,000 of OREO write-downs and losses during 2009 and took no such charges in 2010. DNB reduced its total interest expense year over year by $3.6 million in part by paying off $18.0 million of high cost FHLBP borrowings and incurring a $560,000 pre-payment penalty during the first quarter of 2010. Although DNB reported an increase in earnings of 137%, our operations and earnings are subject to the same negative economic conditions challenging all commercial banking institutions.

        Asset Quality. Non-performing assets were $11.5 million at December 31, 2010 compared to $13.7 million at December 31, 2009. Non-performing assets as of December 31, 2010 were comprised of $7.2 million of non-accrual loans and leases, no loans and leases delinquent over ninety days and still accruing, as well as $4.1 million of Other Real Estate Owned ("OREO") and $220,000 in other repossessed assets. As of December 31, 2010, the non-performing loans to total loans ratio decreased to 1.82% compared to 2.55% at December 31, 2009. The non-performing assets to total assets ratio decreased to 1.92% at December 31, 2010, compared to 2.16% at December 31, 2009. The allowance for credit losses was $5.9 million at December 31, 2010, compared to $5.5 million at December 31, 2009. The allowance to total loans was 1.49% at December 31, 2010 compared to 1.52% at December 31, 2009. DNB's delinquency ratio (the total of all delinquent loans and leases plus loans greater than 90 days and still accruing, divided by total loans and leases) was 1.97% at December 31, 2010, down from 3.31% at December 31, 2009. The reduction in delinquencies during 2010 occurred primarily in the residential mortgage and commercial loan portfolios.

II.    Overview of Financial Condition — Major Changes and Trends

        At December 31, 2010, DNB had consolidated assets of $602.3 million and a Tier I/Leverage Capital Ratio of 9.25%. Loans and leases comprise 68.6% of earning assets, while investments and federal funds sold constitute the remainder. During 2010, assets decreased $31.9 million to $602.3 million at December 31, 2010, compared to $634.2 million at December 31, 2009. Investment securities decreased $49.3 million to $154.8 million, while the loan and lease portfolio increased $36.7 million, or 10.22%, to $396.2 million. Deposits decreased $14.6 million to $492.7 million at December 31, 2010. DNB's liabilities are comprised of a high level of core deposits with a low cost of funds in addition to a moderate level of borrowings with costs that are more volatile than core deposits.

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

  •
  Focus on penetrating existing markets to maximize profitability

  •
  Grow loans and diversify the mix

  •
  Improve asset quality

  •
  Reduce long-term borrowings

  •
  Focus on profitable customer segments

  •
  Grow and diversify non-interest income, primarily in the wealth management area

  •
  Focus on reducing DNB's cost of funds by changing DNB's mix of deposits

  •
  Focus on cost containment and improving operational efficiencies

        Strategic Plan Update. During the year ended December 31, 2010, management focused on strengthening DNB's net interest margin, reducing our composite cost of funds as well as strengthening capital ratios. To accomplish these goals, management shifted assets out of lower yielding investments and into higher yielding loans. DNB's increased loans and leases by $36.7 million to $396.2 million at December 31, 2010, from $359.4 million at December 31, 2009. This caused the average balance of loans and leases to increase to $371.5 million yielding 5.73% in 2010, from $340.6 million of loans and leases yielding 5.71% in 2009. Management continued to actively manage deposits during the year to reduce DNB's cost of funds. Time deposits declined $32.9 million to $138.3 million at December 31, 2010, compared to $171.1 million at December 31, 2009. Transaction and savings accounts increased $18.3 million during the year ended December 31, 2010. The composite cost of funds for the years ended December 31, 2010 and December 31, 2009 was 1.37% and 2.09%, respectively. The combination of higher loans balances and a lower composite cost of funds, contributed to an improved net interest margin which was 3.24% in 2010, up 53 basis points from 2.71% in 2009. The Tier 1 (leverage) Capital ratio increased to 9.25% at December 31, 2010, up from 8.33% at December 31, 2009.

        Management's strategies are designed to direct DNB's tactical investment decisions and support financial objectives. DNB's most significant revenue source continues to be net interest income, defined as total interest income less interest expense, which in 2010 accounted for approximately 77.8% of total revenue. To produce net interest income and consistent earnings growth over the long-term, DNB must generate loan and deposit growth at acceptable economic spreads within its market area. To generate and grow loans and deposits, DNB must focus on a number of areas including, but not limited to, the economy, branch expansion, sales practices, customer satisfaction and retention, competition, customer behavior, technology, product innovation and credit performance of its customers.

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

        On January 30, 2009, as part of the CPP administered by the United States Department of the Treasury, DNB Financial Corporation entered into a Letter Agreement and a Securities Purchase Agreement with the U.S. Treasury. The addition of the $11,750,000 in capital has enhanced DNB's strong capital position and allowed DNB to aid local communities by increasing our lending capacity. (See additional discussion in Troubled Assets Relief Program (TARP), on page 4 of this Form 10-K).

III.  DNB's Principal Products and Services

        Loans and Lending Services. DNB's primary source of earnings and cash flows is derived from its lending function. The commercial loan and lease portfolios amounted to $316.5 million or 79.9% of total loans as of December 31, 2010. DNB focuses on providing these products to small to mid-size businesses throughout Chester and Delaware Counties. In keeping with DNB's goal to match customer business initiatives with products designed to meet their needs, DNB offers a wide variety of fixed and variable rate loans that are priced competitively. DNB serves this market by providing funds for the purchase of business property or ventures, working capital lines, lease financing for equipment and for a variety of other purposes.

        As a community bank, DNB also serves consumers by providing home equity and home mortgages, as well as term loans for the purchase of consumer goods. During the current economic environment, demand for consumer home equity loan products has declined, therefore consumer loans declined $6.8 million or 12.3% from the prior year due to lower demand for this product as a result of falling housing prices and a higher unemployment rate.

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

        Non-Deposit Products and Services. DNB offers non-deposit products and services through its subsidiaries under the names "DNB Financial Services" ("DNBFS") and "DNB Wealth Management." Revenues under these entities were $834,000 and $794,000 or 3.76% and 4.00% of total revenues for 2010 and 2009, respectively.

DNB Financial Services.  Through a partnership with UVEST Financial Services, DNBFS offers a complete line of investment and insurance products.

•	Fixed & Variable Annuities	•	Defined Benefit Plans
•	401(k) Rollovers	•	Stocks
•	Self-Directed IRAs	•	Bonds
•	Mutual Funds	•	Full Services Brokerage/Cash Management
•	Long Term Care Insurance	•	529 College Savings Plans
•	Life Insurance	•	Estate Accounts
•	Disability Insurance	•	Trust Services
•	401(k) plans	•	Self Employed Pension (SEP)

DNB Wealth Management. DNB Wealth Management offers a full line of products and services, which includes the following:

•	Investment Management	•	Investment Advisory
•	Estate Settlement	•	Trust Services
•	Custody Services	•	Retirement Planning
•	Safekeeping	•	Client Bill Paying

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

        The principal objective of DNB's interest rate risk management is to evaluate the interest rate risk included in certain on and off balance sheet accounts, determine the level of risk appropriate given DNB's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with approved guidelines. Through such management, DNB seeks to reduce the vulnerability of its operations to changes in interest rates. DNB's Asset Liability Committee (the "ALCO") is responsible for reviewing DNB's asset/liability policies and interest rate risk position and making decisions involving asset liability considerations. The ALCO meets on a monthly basis and reports trends and DNB's interest rate risk position to the Board of Directors on a quarterly basis. The extent of the movement of interest rates is an uncertainty that could have a negative impact on DNB's earnings. (See additional discussion in Item 7a. Quantitative and Qualitative Disclosures About Market Risk on page 49 of this Form 10-K.)

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

	December 31

	2010	2009	2008	2007	2006	2005

Prime	3.25%	3.25%	3.25%	7.25%	8.25%	7.25%
Federal Funds Sold ("FFS")	0.25	0.25	0.25	4.25	5.25	4.25
6 month U.S. Treasury	0.19	0.20	0.27	3.51	5.08	4.25

	Historical Yield Spread December 31

	2010	2009	2008	2007	2006	2005

FFS to 5 year U.S. Treasury	1.68%	2.44%	1.30%	-0.62%	-0.56%	0.10%
FFS to 10 year U.S. Treasury	3.04	3.60	2.00	-0.04	-0.55	0.14

        In general, financial institutions price their fixed rate loans off of 5 and 10 year treasuries and price their deposits off of shorter indices, like the Federal Funds Sold rate. As you can see in the table above, the spread between the Federal Funds Sold rate and the 5 year treasury has ranged from 2.44% to a negative 0.62% during the last 6 years. The spread between the Federal Funds Sold rate and the 10 year treasury has ranged from 3.60% to a negative 0.55% during the last 6 years. As a result of the compression between long and short term rates, many banks, including DNB, have seen their net interest margin fluctuate during the last 5 years.

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

Average Balances, Rates, and Interest Income and Expense
(Dollars in thousands)

	Year Ended December 31
	2010			2009			2008
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

ASSETS
Interest-earning assets:
Investment securities:
Taxable	$181,056	$4,722	2.61%	$185,413	$6,347	3.42%	$159,724	$7,895	4.94%
Tax-exempt	1,845	97	5.28	5,457	286	5.22	4,527	263	5.81

Total securities	182,901	4,819	2.63	190,870	6,633	3.48	164,251	8,158	4.97
Cash and cash equivalents	36,177	78.21		41,978	69.16		30,576	468	1.53
Total loans and leases	371,528	21,302	5.73	340,571	19,460	5.71	322,015	19,904	6.18

Total interest-earning assets	590,606	26,199	4.44	573,419	26,162	4.56	516,842	28,530	5.52
Non-interest-earning assets	26,988			26,120			21,633

Total assets	$617,594			$599,539			$538,475

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Savings deposits	$296,930	$1,913	0.64%	$258,304	$2,700	1.05%	$238,890	$4,193	1.76%
Time deposits	151,201	2,992	1.98	155,981	4,115	2.64	128,158	4,704	3.67

Total interest-bearing deposits	448,131	4,905	1.09	414,285	6,815	1.64	367,048	8,897	2.42
Federal funds purchased	10	—	0.99	—	—	—	166	4	2.34
Federal Reserve borrowing	—	—	0.77	4,718	12.25		—	—	—
Repurchase agreements	24,419	197	0.81	21,247	286	1.35	20,496	521	2.54
FHLBP advances	33,077	1,500	4.53	58,945	2,897	4.92	58,108	2,907	5.00
Other borrowings	10,009	460	4.60	9,930	619	6.23	9,947	719	7.23

Total interest-bearing liabilities	515,646	7,062	1.37	509,125	10,629	2.09	455,765	13,048	2.86
Demand deposits	51,963			45,110			46,237
Other liabilities	4,257			4,145			4,284
Stockholders' equity	45,728			41,159			32,189

Total liabilities and stockholders' equity	$617,594			$599,539			$538,475

Net interest income		$19,137			$15,533			$15,482

Interest rate spread			3.07%			2.47%			2.66%

Net interest margin			3.24%			2.71%			3.00%

2.    Rate / Volume Analysis

        During 2010, net interest income, before the provision for credit losses, increased $3.6 million or 23.2% on a tax equivalent basis. As shown in the Rate/Volume Analysis on the following page, $2.5 million was attributable to volume changes and $1.1 million to rate changes. The volume changes were mostly attributable to increased levels of loans and leases of $31.0 million, offset by decreased levels of FHLBP advances of $25.9 million. The average balance of loans and leases was $371.5 million in 2010 compared to $340.6 million in 2009. The average balance of FHLBP advances was $33.0 million in 2010 compared to $58.9 million in 2009. The decrease in yields on interest-earning assets and the decrease in rates on interest-bearing liabilities offset each other, resulting in a $1.1 million favorable difference. The tax equivalent yield on securities declined to 2.63% in 2010 from 3.48% in 2009. The favorable change due to rate on savings deposits was $1.0 million which had an average rate of 0.64% in 2010 and 1.05% in 2009. The favorable change due to rate on time deposits was $1.0 million which had an average rate of 1.98% in 2010 and 2.64% in 2009. DNB's composite cost of funds decreased to 1.37% in 2010 compared to 2.09% in 2009.

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

Rate / Volume Analysis
(Dollars in thousands)

	2010 Versus 2009			2009 Versus 2008
	Change Due To			Change Due To
	Rate	Volume	Total	Rate	Volume	Total

Interest-earning assets:
Loans and leases	$67	$1,775	$1,842	$(1,505)	$1,060	$(445)
Investment securities:
Taxable	(1,512)	(113)	(1,625)	(2,426)	879	(1,547)
Tax-exempt	3	(192)	(189)	(27)	49	22
Cash and cash equivalents	21	(12)	9	(418)	19	(399)

Total	(1,421)	1,458	37	(4,376)	2,007	(2,369)

Interest-bearing liabilities:
Savings deposits	(1,035)	248	(787)	(1,696)	203	(1,493)
Time deposits	(1,029)	(94)	(1,123)	(1,323)	734	(589)
Federal funds purchased	—	—	—	(4)	—	(4)
Federal Reserve borrowing	24	(36)	(12)	—	12	12
Repurchase agreements	(115)	26	(89)	(244)	10	(234)
FHLBP advances	(224)	(1,173)	(1,397)	(51)	41	(10)
Other borrowings	(162)	3	(159)	(100)	(1)	(101)

Total	(2,541)	(1,026)	(3,567)	(3,418)	999	(2,419)

Net interest income	$1,120	$2,484	$3,604	$(958)	$1,008	$50

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

        DNB reports its callable agency investments ($43.0 million at December 31, 2010) and callable FHLBP advances ($25 million at December 31, 2010) at their Option Adjusted Spread ("OAS") effective duration date, as opposed to the call or maturity date. In management's opinion, using effective duration dates on callable securities and advances provides a better estimate of the option exercise date under any interest rate environment. The OAS methodology is an approach whereby the likelihood of option exercise takes into account the coupon on the security, the distance to the call date, the maturity date and current interest rate volatility. In addition, prepayment assumptions derived from historical data have been applied to mortgage-related securities, which are included in investments. (See additional discussion in Item 7a. Quantitative and Qualitative Disclosures About Market Risk on page 49 of this Form 10-K.)

B.    Liquidity and Market Risk Management

        Liquidity is the ability to meet current and future financial obligations. The Bank further defines liquidity as the ability to respond to deposit outflows as well as maintain flexibility to take advantage of lending and investment opportunities. The Bank's primary sources of funds are operating earnings, deposits, repurchase agreements, principal and interest payments on loans, proceeds from loan sales, sales and maturities of mortgage backed and investment securities, and FHLBP advances. The Bank uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, mortgage prepayments, loan and security sales and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition.

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

V.     Recent Developments

A.    Accounting Developments Affecting DNB

        In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements. ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Corporation's disclosures about fair value measurements are presented in Note 10 to the consolidated financial statements. These new disclosure requirements were adopted by the Corporation during the current period, with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. With respect to the portions of this ASU that were adopted during the current period, the adoption of this standard did not have a significant impact on the Corporation's financial position, results of operations or disclosures. Management does not believe that the adoption of the remaining portion of this ASU will have a significant impact on the Corporation's ongoing financial position, results of operation or disclosures.

        In April 2010, the FASB issued ASU 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, which updates ASC 310, Receivables. The amendments in this update affect any entity that acquires loans subject to ASC Subtopic 310-30, Receivables: Loans and Debt Securities Acquired with Deteriorated Credit Quality, that accounts for some or all of those loans within pools, and that subsequently modifies one or more of those loans after acquisition. Under this updated guidance, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amended guidance is effective prospectively for modifications occurring in the first interim or annual period ending on or after July 15, 2010. The Corporation adopted this guidance effective July 1, 2010. The adoption did not have any impact on the Corporation's consolidated financial statements.

        In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which updated ASC 310, Receivables. The updated guidance requires more robust and disaggregated disclosures about the credit quality of an entity's financing receivables and its allowance for credit losses, including a roll-forward schedule of the allowance for credit losses for the period on a portfolio segment basis, as well as additional information about the aging and credit quality of receivables by class of financing receivables as of the end of the period. The new and amended disclosures that relate to information as of the end of a reporting period will be effective for the Corporation as of December 31, 2010. The disclosures that include information for activity that occurs during a reporting period will be effective for the first interim reporting period beginning after December 31, 2010. The Corporation adopted the guidance at December 31, 2010. While the guidance had an impact on the presentation of certain disclosures within our financial statements, the guidance did not have any impact on the Corporation's consolidated financial statements.

        In January 2011, the FASB issued ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this ASU temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

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

        Management uses significant estimates to determine the allowance for credit losses. Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB's control, management's estimate of the amount necessary to absorb credit losses and actual credit losses could differ. DNB's current judgment is that the allowance for credit losses remains appropriate at December 31, 2010.

VII. 2010 Financial Results

A.    Liquidity

        Management maintains liquidity to meet depositors' needs for funds, to satisfy or fund loan commitments, and for other operating purposes. DNB's foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding. Primary liquidity includes investments, Federal funds sold, and interest-bearing cash balances, less pledged securities. DNB also anticipates scheduled payments and prepayments on its loan and mortgage- backed securities portfolios. In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $197.5 million at December 31, 2010. Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

        As of December 31, 2010, deposits totaled $492.7 million, down $14.6 million from $507.3 million at December 31, 2009. There were approximately $76.6 million in certificates of deposit (including IRAs) scheduled to mature during the next twelve months. At December 31, 2010, DNB had $65.7 million in un-funded loan commitments. In addition, there was $2.4 million in un-funded letters of credit. Management anticipates the majority of these commitments will be funded by means of normal cash flows.

        The following table sets forth the composition of DNB's deposits at the dates indicated.

Deposits By Major Classification
(Dollars in thousands)

	December 31
	2010	2009	2008	2007	2006

Non-interest-bearing deposits	$58,948	$46,236	$45,503	$48,741	$50,852
Interest-bearing deposits:
NOW	163,104	151,597	106,623	82,912	82,579
Money market	89,944	102,427	81,742	93,029	66,352
Savings	42,521	35,973	32,895	38,362	54,956
Certificates	114,259	148,636	124,665	133,530	108,970
IRA	23,970	22,478	17,042	16,346	17,318

Total deposits	$492,746	$507,347	$408,470	$412,920	$381,027

  Capital Resources and Adequacy

        Stockholders' equity was $45.2 million at December 31, 2010 compared to $42.9 million at December 31, 2009. The increase in stockholders' equity was primarily a result of year-to-date earnings of $3.7 million, which was partially offset by a $689,000 change in unrealized losses, net-of-tax, on the securities portfolio and an unrealized actuarial loss on DNB's pension totaling $80,000. Stockholders equity was also reduced by $317,000 of dividends on common stock, as well as $74,000 of dividends accrued and $514,000 of dividends paid on DNB's Fixed Rate Cumulative Perpetual Preferred Stock.

        Management believes that the Corporation and the Bank have each met the definition of "well capitalized" for regulatory purposes on December 31, 2010. The Bank's capital category is determined for the purposes of applying the bank regulators' "prompt corrective action" regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of the Corporation's or the Bank's overall financial condition or prospects. The Corporation's capital exceeds the Federal Reserve Bank's ("FRB's") minimum leverage ratio requirements for bank holding companies (see additional discussion in Regulatory Matters — Footnote 17 to DNB's consolidated financial statements).

        Under federal banking laws and regulations, DNB and the Bank are required to maintain minimum capital as determined by certain regulatory ratios. Capital adequacy for regulatory purposes, and the capital category assigned to an institution by its regulators, may be determinative of an institution's overall financial condition.

        In addition, the FRB's leverage ratio rules require bank holding companies to maintain a minimum level of "primary capital" to total assets of 5.5% and a minimum level of "total capital" to total assets of 6.0%. For this purpose, (i) "primary capital" includes, among other items, common stock, certain perpetual debt instruments such as eligible Trust Preferred Securities, contingency and other capital reserves, and the allowance for credit losses, (ii) "total capital" includes, among other things, certain subordinated debt, and "total assets" is increased by the allowance for credit losses. Both DNB and the Bank would be deemed to be "well capitalized" for regulatory purposes.

        On January 30, 2009, as part of the CPP administered by the United States Department of the Treasury, DNB Financial Corporation entered into a Letter Agreement and a Securities Purchase Agreement with the U.S. Treasury (see additional discussion in Participation in U.S. Treasury Capital Purchase Program, on page 6 of this Form 10-K).

B.    Results of Operations

1.    Summary of Performance

(a)    Summary of Results

        For the year ended December 31, 2010, DNB reported net income of $3.7 million versus $1.5 million for 2009. Per share earnings on a fully diluted basis were $1.16, up from $0.38 for the prior year.

        DNB's operations have been challenged as all commercial banking institutions have been by the global and U.S. recession, declines in the housing market, falling home prices, increased foreclosures and unemployment. Although DNB's earnings have been impacted by the general economic conditions, the impact has not been as severe as it has been in many parts of the nation, due to a relatively healthier economic climate in the Third Federal Reserve District and specifically Chester County. DNB's franchise spans both Chester and Delaware counties in southeastern Pennsylvania. The majority of loans have been made to businesses and individuals in Chester County and the majority of deposits are from businesses and individuals within the County. According to available census data, Chester County's population has grown at approximately 15%, compared to 13% for the nation and 3% for the Commonwealth of Pennsylvania. The median household income in Chester County is $72,288 and the County ranks 14th nationally in disposable income. The unemployment rate stood at 5.8% as of December 2010, compared to a Pennsylvania unemployment rate of 8.1%. Traditionally, the unemployment rate has been the lowest in the surrounding five-county area and it ranks among the lowest unemployment rates in the Commonwealth. Chester County has a civilian labor force of 266,100, with manufacturing jobs representing 23.1% of the workforce and retail shopping comprising 13.8% of the total employment. During the last few years, the County has been able to keep most of its major employers, however some of them have downsized in order to remain competitive. Chester County is home to several Fortune 500 companies. Thirteen Chester County employers have 1,000 employees or more. Of these 13 companies, two companies have more than 5,000 employees.

        The Third Federal Reserve District recently reported that there has been an increase in rental activity of single-family homes. This can be attributed to several factors: relocated owners unable to sell their houses at their asking prices, buyers unable to obtain mortgages, and tightening of credit qualifications for renters of apartments. Sales of higher-priced homes have continued to be slower than sales of lower-priced homes in most parts of the region. Home prices have been flat to down in most markets. Residential real estate is expected to remain sluggish until economic conditions, especially employment, improve. Sellers have recently become more willing to reduce asking prices, giving some lift to the sales trend.

        There has been little change in commercial and industrial real estate markets during the last three to six months of 2010. Vacancy rates and rents have been steady, but more tenants have signed long-term leases recently compared with the first six months of 2010, during which short-term leases were more common.

        These and other factors have impacted our operations. We continue to focus on the consistency and stability of core earnings and balance sheet strength which are critical success factors in today's challenging economic environment. During 2010, our focused and prudent approach allowed us to restructure the balance sheet, improve our net interest margin and asset quality, while continuing to build capital. We significantly reduced high cost borrowings and CDs and funded loan growth with core deposits and capital. We controlled non-interest expenses and made investments in core business lines. These strategies leave us well positioned to benefit from an improving economy in 2011 and beyond. Highlights for the year 2010 include:

  •
  Control of non-interest expenses — For the year, non-interest expenses increased 1.89% or $313,000 over 2009, but included pre-payment penalties amounting to approximately $560,000 for the pre-payment of $18.0 million of high cost FHLBP borrowings in the first quarter. Absent these penalties, non-interest expenses declined approximately $247,000 or 1.49% compared to 2009.

  •
  Strengthened capital position — Shareholder's equity increased $2.3 million to $45.2 million at December 31, 2010 compared to December 31, 2009, reflecting our solid earnings growth.

  •
  Asset quality improvement — The level of non-performing loans to total loans at 1.82% on December 31, 2010 compares to 2.55% a year earlier. This improvement coupled with provisions of $2.2 million to our allowance for credit losses improved our coverage ratio, defined as the allowance for credit losses as a percentage of non-performing loans, from 59.65% a year ago to 81.46% at December 31, 2010.

  •
  DNB's net interest margin, on a tax-equivalent basis, improved 53 basis points from 2.71% in 2009 to 3.24% in 2010. The most significant factor in this improvement was the reduction in the cost of interest bearing liabilities, which declined from 2.09% in 2009 to 1.37% in 2010. In addition, management shifted assets into higher yielding categories by increasing the loan portfolio by $36.7 million or 10.2%, and reducing the investment portfolio by $49.4 million or 24.7%.

(b)    Significant Events, Transactions and Economic Changes Affecting Results

        Some of DNB's significant events during 2010 include:

  •
  Net loans and leases were $396.2 million at December 31, 2010, up $36.7 million or 10.2% from 2009. The increase was primarily the result of originations by our loan officers, coupled with strategic purchases of Small Business Administration and United States Department of Agriculture guaranteed loans. Commercial mortgage loans grew $47.8 million or 27.8% to $219.9 million and commercial loans increased $8.0 million or 9.1% to $95.7 million. This was offset by declines in consumer loans of $6.8 million or 12.3% to $48.7 million, primarily due to the current economic environment, which has lessened consumer demand for home equity loan products as a result of falling housing prices and a higher unemployment rate. In addition, commercial leases declined $2.2 million or 70.8% and residential mortgage loans declined $10.0 million or 24.5%.

  •
  DNB continued its focus on expense control and improving operational efficiencies throughout the bank. As a result, non-interest expenses increased slightly during 2010 as a result of a $560,000 prepayment penalty paid to the FHLB of Pittsburgh. Non-interest expenses were $16.9 million in 2010, compared to $16.6 million in 2009.

  •
  DNB made $2.2 million in provisions for credit losses during the year in response to the $36.7 million growth in the loan portfolio, as well as the impact that the economy has had on several borrowers. DNB's allowance for credit losses to total loans and leases ratio decreased slightly from 1.52% at December 31, 2009, to 1.49% at December 31, 2010.

(c)    Trends and Uncertainties

        Please refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Introductory Overview on page 21 of this Form 10-K.

(d)    Material Changes in Results

        Please refer to the discussion above in the section titled "Significant Events, Transactions and Economic Changes Affecting Results."

(e)    Effect of Inflation and Changing Rates

        For detailed discussion of the effects of inflation and changes in rates on DNB's results, refer to the discussion below on "Net Interest Income."

2.    Net Interest Income

        DNB's earnings performance is primarily dependent upon its level of net interest income, which is the excess of interest income over interest expense. Interest income includes interest earned on loans and leases (net of interest reversals on non-performing loans), investments and Federal funds sold, as well as net loan fee amortization and dividend income. Interest expense includes the interest cost for deposits, FHLBP advances, repurchase agreements, corporate debentures, Federal funds purchased and other borrowings.

        During 2010, DNB focused on loan growth and expense control as well as strengthening its capital and liquidity positions. DNB grew loans by $36.7 million or 10.22% during 2010 and reduced its composite cost of funds from 1.92% in 2009 to 1.25% in 2010. DNB also made $2.2 million in provisions for credit losses during the year in response to the deteriorating economy and its impact on certain of DNB's borrowers. Non-interest income increased $923,000 and non-interest expenses increased $313,000 or approximately 1.89% year over year. At December 31, 2010, DNB's leverage ratio stood at 9.25% and its total risk-based capital ratio was 14.28%.

        Interest earned on loans and leases was $21.2 million for 2010 compared to $19.3 million for 2009. The average balance on loans and leases was $371.5 million with an average yield of 5.73% in 2010 compared to an average balance of $340.6 million with an average yield of 5.71% in 2009.

        Interest and dividends on investment securities was $4.8 million and $6.5 million for 2010 and 2009, respectively. The average balance on investment securities was $182.9 million with an average yield of 2.63% in 2010 compared to $190.9 million with an average yield of 3.48% in 2009. Interest and dividends decreased $1.8 million, primarily due to a lower average balance of securities and a lower yield on securities year over year. Total investment securities decreased $49.3 million from December 31, 2009 to December 31, 2010, primarily due to $286.7 million of sales, maturities, calls and pay-downs during 2010, offset by the purchase of $238.7 million of securities during 2010.

        During the quarter ended June 30, 2010, DNB sold its entire municipal securities portfolio, which had a book value of approximately $26.9 million for a net loss of $64,000. Management sold the municipal securities out of the HTM portfolio due to media and headline risk related to municipal budget shortfalls, which management believes could impair the value of the bonds. In particular, management believes that reported problems with budgets, in California and other states across the country that are experiencing budget shortfalls, could trickle down to individual municipalities. In addition, numerous municipalities are struggling financially as promised pensions benefits for public-sector employees represent a massive overhang that threatens the financial future of many cities and states. This was a change in circumstances that was unusual and non-recurring, and could not have been reasonably anticipated when the bonds were placed in the HTM Portfolio. In addition to the municipal securities, management sold mortgaged backed securities with a book value of $3.0 million out of the HTM portfolio for a net gain of $39,000. Such sales are allowed under ASC 320 guidelines, as more than 85% of the principal outstanding at acquisition had been paid down, due to prepayments and normal scheduled payments.

        Interest on deposits was $4.9 million for 2010 compared to $6.8 million for 2009. The average balance of interest-bearing deposits was $448.1 million with an average rate of 1.09% for 2010 compared to $414.3 million with an average rate of 1.64%for 2009. The decrease in rate was primarily the result of a decrease in the cost of funds resulting from the lower interest rate environment during 2010.

        Interest on FHLBP advances was $1.5 million for 2010 compared to $2.9 million for 2009. The average balance on FHLBP advances was $33.1 million with an average rate of 4.53% for 2010 compared to $58.9 million with an average rate of 4.92% for 2009. During the first quarter of 2010, DNB paid off $18.0 million of high cost FHLBP borrowings and incurred $560,000 in FHLBP pre-payment penalties.

        Interest on repurchase agreements was $197,000 for 2010 compared to $286,000 for 2009. The average balance on repurchase agreements was $24.4 million with an average rate of .81% for 2010 compared to $21.2 million with an average rate of 1.35% for 2009. The decrease in rate was primarily the result of the lower interest rate environment during 2010.

3.    Provision for Credit Losses

        To provide for known and inherent losses in the loan and lease portfolio, DNB maintains an allowance for credit losses. There was a $2.2 million provision made in 2010, compared to a $1.3 million provision made in 2009. Management made a $2.2 million provision in 2010 primarily in response to DNB's increased level of loans outstanding. During 2010, loans increased $36.7 million or 10.2%.

        For a detailed discussion on DNB's reserving methodology, refer to "Item 1 — Determination of the allowance for credit losses" which can be found under "Critical Accounting Policies and Estimates".

4.    Non-Interest Income

        Non-interest income includes service charges on deposit products; fees received in connection with the sale of non-depository products and services, including fiduciary and investment advisory services offered through DNB Wealth Management; securities brokerage products and services and insurance products and services offered through DNB Financial Services; and other sources of income such as increases in the cash surrender value of Bank Owned Life Insurance ("BOLI"), net gains on sales of investment securities and other real estate owned ("OREO") properties. In addition, DNB receives fees for cash management, remote capture, merchant services, debit cards, safe deposit box rentals and similar activities.

        Non-interest income was $5.4 million for 2010 compared to $4.5 million for 2009. This $923,000 increase was primarily due to the sale, redemption and calls of securities having a book value of $256.2 million during the year, resulting in $2.0 million of net gains. The $2.0 million of net gains on sales of securities was $643,000 higher than the $1.4 million recorded in 2009. This increase in gains was partially offset by declines in service charges on deposits. The $170,000 decrease in service charges on deposits was primarily attributable to a year-over-year decrease in non-sufficient funds charges. In addition, DNB incurred a total of $324,000 in losses on the sale and write-down of OREO in 2009. There were no such losses or write-downs in 2010.

5.    Non-Interest Expense

        Non-interest expense includes salaries & employee benefits, furniture & equipment, occupancy, professional & consulting fees as well as marketing, printing & supplies, FDIC insurance, PA shares tax, FHLB prepayment penalties and other less significant expense items.

        Non-interest expense was $16.9 million for 2010 compared to $16.6 million for 2009. The $313,000 or 1.89% increase year over year was due primarily to $560,000 of pre-payment penalties paid to the FHLBP during the first quarter of 2010 as DNB paid off $18.0 million of high cost FHLBP borrowings. Absent these penalties, non-interest expenses declined approximately $247,000 or 1.49% compared to 2009.

Salary and employee benefits.    Salary and employee benefits were $8.4 million for 2010 compared to $8.2 million for 2009. The increase was attributable to a higher level of full-time equivalent employees year over year, offset by lower benefit costs.

Furniture and equipment.    Furniture and equipment expense was $1.4 million for 2010 compared to $1.6 million for 2009. The decrease was primarily attributable to lower depreciation on existing furniture and equipment.

Occupancy.    Occupancy expense was $1.7 million for 2010 compared to $1.6 million for 2009. The $93,000 increase was due to a $60,000 increase in office building rental expense. The remaining $33,000 increase was due to higher expenditures for snow removal, utilities and security.

Professional and consulting.    Professional and consulting expenses were $1.2 million for 2010 compared to $1.3 million for 2009. The $100,000 decrease was primarily attributable to an $87,000 decrease in third party service expense, coupled with a decrease of $38,000 in audit and accounting fees.

FDIC insurance.    FDIC insurance was $809,000 in 2010 compared to $1.1 million in 2009. The $252,000 decrease in 2010 was primarily attributable to the $280,000 special assessment paid to the FDIC in 2009. There was no special assessment in 2010.

FHLBP prepayment penalties.    DNB paid off $18.0 million of high cost FHLBP borrowings during the first quarter of 2010 and paid the FHLBP $560,000 of pre-payment penalties. There were no such penalties in 2009.

6.    Income Taxes

        Income tax expense was $1.6 million for 2010 compared to $362,000 for 2009. Income tax expense for each period differs from the amount determined at the statutory rate of 34.0% due to tax-exempt income on loans and investment securities, DNB's ownership of BOLI policies and tax credits recognized on a low-income housing limited partnership. The effective tax rates for 2010 and 2009 were 30.7% and 18.9%, respectively. The higher effective tax in 2010 was primarily due to higher levels of pre-tax income and lower levels of tax-exempt investment securities in 2010, compared to 2009.

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

        DNB's investment portfolio (HTM and AFS securities) totaled $150.6 million at December 31, 2010, down $49.4 million or 25% from $200.0 million at December 31, 2009. During the quarter ended June 30, 2010, DNB sold its entire municipal securities portfolio, which had a book value of approximately $26.9 million for a net loss of $64,000. Management sold the municipal securities out of the HTM portfolio due to media and headline risk related to municipal budget shortfalls, which management believes could impair the value of the bonds. In particular, management believes that reported problems with budgets, in California and other states across the country that are experiencing budget shortfalls, could trickle down to individual municipalities. In addition, numerous municipalities are struggling financially as promised pensions benefits for public-sector employees represent a massive overhang that threatens the financial future of many cities and states. This was a change in circumstances that was unusual and non-recurring, and could not have been reasonably anticipated when the bonds were placed in the HTM Portfolio. In addition to the municipal securities, management sold mortgaged backed securities with a book value of $3.0 million out of the HTM portfolio for a net gain of $39,000. Such sales are allowed under ASC 320 guidelines, as more than 85% of the principal outstanding at acquisition had been paid down, due to prepayments and normal scheduled payments.

        At December 31, 2010, approximately 94% of DNB's investments were in the AFS portfolio and 6% was in the HTM portfolio. Investments consist mainly of mortgage-backed securities and Agency notes backed by government sponsored enterprises, such as FHLMC, FNMA and FHLB. Management regularly reviews its investment portfolio to determine whether any securities are other than temporarily impaired. DNB did not invest in securities backed by sub-prime mortgages. At December 31, 2010, the combined AFS and HTM portfolios had an unrealized pretax gain of $637,000 million and an unrealized pretax loss of $2.4 million. There were no other than temporarily impaired securities.

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

Investment Maturity Schedule, Including Weighted Average Yield
(Dollars in thousands)

	December 31, 2010
Held to Maturity	Less than 1 Year	1-5 Years	5-10 Years	Over 10 Years	No Stated Maturity	Total	Yield

US agency mortgage-backed securities	$1,152	$—	$4,474	$1,459	$—	$7,085	3.70%
Collateralized mortgage obligations	—	—	146	1,200	—	1,346	3.13

Total	$1,152	$—	$4,620	$2,659	$—	$8,431	3.61%

Percent of portfolio	14%	—%	55%	31%	—%	100%

Weighted average yield	4.20%	—%	4.25%	2.25%	—%	3.61%

Available for Sale	Less than 1 Year	1-5 Years	5-10 Years	Over 10 Years	No Stated Maturity	Total	Yield

US Government agency obligations	$2,144	$20,054	$22,046	$—	$—	$44,244	1.36%
Corporate bonds	2,561	7,957	6,769	—	—	17,287	3.33
US agency mortgage-backed securities	—	1,396	—	62,603	—	63,999	2.46
Collateralized mortgage obligations	—	—	2,266	14,352	—	16,618	2.00
Equity securities	—	—	—	—	13	13	2.53

Total	$4,705	$29,407	$31,081	$76,955	$13	$142,161	2.17%

Percent of portfolio	3%	21%	22%	54%	—%	100%

Weighted average yield	1.01%	1.86%	2.04%	2.40%	2.53%	2.17%

Composition of Investment Securities
(Dollars in thousands)

	December 31
	2010		2009
	Held to Maturity	Available for Sale	Held to Maturity	Available for Sale

US Government agency obligations	$—	$44,244	$—	$62,060
Corporate bonds	—	17,287	—	22,195
US agency mortgage-backed securities	7,085	63,999	12,809	59,844
Collateralized mortgage obligations	1,346	16,618	3,667	11,750
State and municipal tax-exempt	—	—	5,454	—
State and municipal taxable	—	—	22,236	—
Equity securities	—	13	—	13

Total	$8,431	$142,161	$44,166	$155,862

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

        Net loans and leases were $390.3 million at December 31, 2010, up $36.3 million or 10.3% from 2009. The increase was primarily the result of originations by our loan officers, coupled with strategic purchases of Small Business Administration and United States Department of Agriculture guaranteed loans. Commercial mortgage loans increased $47.8 million or 27.8% to $219.9 million and commercial loans increased $8.0 million or 9.1% to $95.7 million. Consumer loans decreased $6.8 million or 12.3% to $48.7 million, commercial leases decreased $2.2 million or 70.8% to $898,000 and residential mortgage loans decreased $10.0 million or 24.4% to $31.0 million.

        The following table sets forth information concerning the composition of total loans outstanding, net of unearned income and fees and the allowance for credit losses, as of the dates indicated.

Total Loans and Leases Outstanding, Net of Allowance for Credit Losses
(Dollars in thousands)

	December 31
	2010	2009	2008	2007	2006

Residential mortgage	$30,929	$40,951	$44,052	$46,448	$52,636
Commercial mortgage	218,099	172,117	138,897	111,727	99,333
Commercial	97,544	87,778	83,186	81,021	99,732
Lease financing	898	3,077	6,919	13,593	22,994
Consumer	48,701	55,504	63,400	56,553	54,771

Total loans and leases	396,171	359,427	336,454	309,342	329,466
Less allowance for credit losses	(5,884)	(5,477)	(4,586)	(3,891)	(4,226)

Net loans and leases	$390,287	$353,950	$331,868	$305,451	$325,240

        The following table sets forth information concerning the contractual maturities of the loan portfolio, net of unearned income and fees. For amortizing loans, scheduled repayments for the maturity category in which the payment is due are not reflected below, because such information is not readily available.

Loan and Lease Maturities
(Dollars in thousands)

	December 31, 2010
	Less than 1 Year	1-5 Years	Over 5 Years	Total

Residential mortgage	$12,720	$2,128	$16,081	$30,929
Commercial mortgage	26,987	80,527	110,585	218,099
Commercial	30,204	13,172	54,168	97,544
Lease financing	7	891	—	898
Consumer	4,384	12,898	31,419	48,701

Total loans and leases	74,302	109,616	212,253	396,171

Loans and leases with fixed interest rates	16,099	87,976	143,247	247,322
Loans and leases with variable interest rates	58,203	21,640	69,006	148,849

Total loans and leases	$74,302	$109,616	$212,253	$396,171

3.    Non-Performing Assets

        Total non-performing assets decreased $2.2 million to $11.5 million at December 31, 2010, compared to $13.7 million at December 31, 2009. The $2.2 million decrease was primarily attributable to a reduction in non-performing loans. As a result of the decrease in non-performing loans and a $36.3 million net growth in loans, the non-performing loans to total loans ratio decreased to 1.82% at December 31, 2010, down from 2.55% at December 31, 2009. The non-performing assets to total assets ratio decreased to 1.92% at December 31, 2010 from 2.16% at December 31, 2009. The allowance to non-performing loans ratio increased from 59.6% at December 31, 2009 to 81.5% at December 31, 2010. DNB continues to work diligently to improve asset quality by adhering to strict underwriting standards and improving lending policies and procedures. Non-performing assets have, and will continue to have, an impact on earnings; therefore management intends to continue working aggressively to reduce the level of such assets.

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

        DNB's Credit Policy Committee monitors the performance of the loan and lease portfolio to identify potential problem assets on a timely basis. Committee members meet to design, implement and review asset recovery strategies, which serve to maximize the recovery of each troubled asset. As of December 31, 2010, DNB had $11.3 million of loans, which, although performing at that date, are believed to require increased supervision and review; and may, depending on the economic environment and other factors, become non-performing assets in future periods. The amount of such loans at December 31, 2009 was $16.3 million. The majority of the loans are secured by commercial real estate, with lesser amounts being secured by residential real estate, inventory and receivables.

        The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, (iii) troubled debt restructurings other than those included in items (i) and (ii), and (iv) OREO as a result of foreclosure or voluntary transfer to DNB as well as other repossessed assets.

Non-Performing Assets
(Dollars in thousands)

	December 31
	2010	2009	2008	2007	2006

Non-accrual loans:
Residential mortgage	$2,334	$3,081	$362	$697	$—
Commercial mortgage	834	1,317	—	—	—
Commercial	3,722	4,374	1,163	—	42
Lease financing	273	157	14	255	38
Consumer	60	62	286	569	635

Total non-accrual loans	7,223	8,991	1,825	1,521	715
Loans 90 days past due and still accruing (*)	—	191	900	345	106
Troubled debt restructurings	—	—	—	—	—

Total non-performing loans	7,223	9,182	2,725	1,866	821
Other real estate owned & other repossessed property	4,324	4,489	4,997	—	—

Total non-performing assets	$11,547	$13,671	$7,722	$1,866	$821

Asset quality ratios:
Non-performing loans to total loans	1.82%	2.6%	0.8%	0.6%	0.3%
Non-performing assets to total assets	1.92	2.16	1.45	0.34	0.16
Allowance for credit losses to:
Total loans and leases	1.49	1.52	1.36	1.26	1.28
Non-performing loans and leases	81.5	59.6	168.3	208.5	514.7

(*)
One loan in 2010 had a balance less than $1,000

4.    Allowance for Credit Losses

        To provide for known and inherent losses in the loan and lease portfolios, DNB maintains an allowance for credit losses. Provisions for credit losses are charged against income to increase the allowance when necessary. Loan and lease losses are charged directly against the allowance and recoveries on previously charged-off loans and leases are added to the allowance. In establishing its allowance for credit losses, management considers the size and risk exposure of each segment of the loan and lease portfolio, past loss experience, present indicators of risk such as delinquency rates, levels of non-accruals, the potential for losses in future periods, and other relevant factors. Management's evaluation of criticized and classified loans generally includes reviews of borrowers of $100,000 or greater. Consideration is also given to examinations performed by regulatory agencies, primarily the Office of the Comptroller of the Currency ("OCC").

        Management reviews and establishes the adequacy of the allowance for credit losses in accordance with U.S. generally accepted accounting principles, guidance provided by the Securities and Exchange Commission and as prescribed in OCC Bulletin 2006-47. Its methodology for assessing the appropriateness of the allowance consists of several key elements which include: specific allowances for identified impaired loans; and allowances by loan type for pooled homogenous loans. In considering national and local economic trends, we review a variety of information including Federal Reserve publications, general economic statistics, foreclosure rates and housing statistics published by third parties. We believe this improves the measure of inherent loss over a complete economic cycle and reduces the impact for qualitative adjustments. The unallocated portion of the allowance is intended to provide for probable losses not otherwise accounted for in management's other elements of its overall estimate. An unallocated component is maintained to cover uncertainties such as changes in the national and local economy, concentrations of credit, expansion into new markets and other factors that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

        In addition, DNB reviews historical loss experience for the commercial real estate, commercial, residential real estate, home equity and consumer installment loan pools to determine a historical loss factor. The historical loss factors are then applied to the current portfolio balances to determine the required reserve percentage for each loan pool based on risk rating. Historical losses are segregated into risk-similar groups and a loss ratio is determined for each group over a three year period. The three year average loss ratio by type is then used to calculate the estimated loss based on the current balance of each group. This three year time period is appropriate given the DNB's historical level of losses and, more importantly, represents the current economic environment.

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

  •
  Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments.

  •
  The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution's existing portfolio.

  •
  Changes in the value of underlying collateral for collateral-dependent loans.

        Portfolio risk includes the levels and trends in delinquencies, impaired loans, changes in the loan rating matrix and trends in volume and terms of loans. Management is satisfied with the stability of the past due and non-performing loans and believes there has been no further decline in the quality of the loan portfolio due to any trend in delinquent or adversely classified loans. In determining the adequacy of the allowance, management considered the deterioration of asset quality in DNB's residential construction and residential first mortgage portfolios, which were factors contributing to the increase in the level of allowance during 2010 and 2009. In addition to ordering new appraisals and creating specific reserves on impaired loans, the allowance allocation rates were increased, reflective of delinquency trends which have been caused by continued weakness in the housing markets, falling home equity values, and rising unemployment. New appraisal values we have obtained for existing loans have generally been consistent with trends indicated by Case-Schiller and other indices.

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

        There was a $2.2 million provision made in 2010, compared to $1.3 million in 2009. DNB's percentage of allowance for credit losses to total loans and leases was 1.49% at December 31, 2010 compared to 1.52% and 1.36% for the years ended December 31, 2009 and 2008, respectively. Management monitors DNB's performance metrics including those ratios related to non-performing loans and leases. The allowance as a percentage of total loans and leases has been relatively flat over the last three years (1.36%-1.52%) at the same time DNB has seen deterioration in the credit quality of the loan portfolio, as evidenced by the increase in non-performing assets since 2008 ($7.7 million, $13.7 million, and $11.5 million at December 31, 2008, 2009 and 2010, respectively). However, these increases do not directly impact DNB's allowance for credit losses as management monitors each of its criticized and classified loans and leases on an individual basis in accordance with ASC 310. Underlying asset values which support collateral dependent loans are monitored on a periodic basis primarily through updated appraisals and reserves are established for any shortfalls in collateral values. In addition, despite the increase in the level of non-performing assets during the last 2 years, charge-offs have been low, relative to the size of the loan and lease portfolio and to the level of non-performing assets. Net charge-offs were $1.8 million in 2010 compared to $434,000 and $1.3 million in 2009 and 2008, respectively. The percentage of net charge-offs to total average loans and leases were 0.49%, 0.13% and 0.41% during the three years ending December 31, 2010. Management is not aware of any potential problem loans, which were accruing and current at December 31, 2010, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to DNB.

        The increase in the allowance for loan loss ratio reflects management's estimate of the level of inherent losses in the portfolio, which continued to increase during 2010 due to a $36.7 million increase in gross loans, a recessionary economy, continued high unemployment, a weakened housing market and deterioration in income-producing properties. The increase in the level of non-performing assets during the past two years, driven by residential homebuilder loans, commercial real estate loans and residential loans was a key determining factor in the assessment of inherent losses and, as a result, was an essential factor in determining the allowance level.

        We typically establish a general valuation allowance on classified loans which are not impaired. In establishing the general valuation allowance, we segregate these loans by category. The categories used by DNB include "doubtful," "substandard," "special mention," "watch list" and "pass." For commercial and construction loans, the determination of the category for each loan is based on periodic reviews of each loan by our lending and credit officers as well as an independent, third-party consultant. The reviews include a consideration of such factors as recent payment history, current financial data, cash flow, financial projections, collateral evaluations, guarantor or sponsorship financial strength and current economic and business conditions. Categories for mortgage and consumer loans are determined through a similar review. Classification of a loan within a category is based on identified weaknesses that increase the credit risk of loss on the loan. Each category carries a loss factor for the allowance percentage to be assigned to the loans within that category. The allowance percentage, is determined based on inherent losses associated with each type of lending as determined through consideration of our loss history with each type of loan, trends in credit quality and collateral values, and an evaluation of current economic and business conditions.

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

        As of December 31, 2010, DNB had $11.5 million of non-performing assets, which included $7.2 million of non-performing or impaired loans and $4.3 million of OREO. Loans are reviewed for impairment in accordance with FASB ASC 310-10-35. Impaired loans can either be secured or unsecured, not including large groups of smaller balance loans that are collectively evaluated. Impairment is measured by the difference between the loan amount and the present value of the future cash flow discounted at the loan's effective interest rate. Management measures loans for impairment by using the fair value of collateral for collateral dependent loans. In general, management reduces the amount of the appraisal by the estimated cost of acquisition and disposition of the underlying collateral and compares that adjusted value with DNB's carrying value. As part of the general allowance, DNB reserves at the rate of approximately 6% to 10% on non-performing or impaired loans. DNB establishes a specific valuation allowance on impaired loans that have a collateral shortfall in excess of what has been reserved in the general allowance. Of the $7.2 million of impaired loans at December 31, $4.8 million had a valuation allowance of $493,000 and $2.4 million had no specific allowance above the general allowance as of December 31, 2010. For those impaired loans that management determined that no specific valuation allowance was necessary, management has reviewed the appraisal for each loan and determined that there is no shortfall in the collateral. During the year ended December 31, 2010, we recognized $1.2 million in charge-offs related to impaired loans. An impaired loan may not represent an expected loss.

        We typically order new third-party appraisals or collateral valuations when a loan becomes impaired or is transferred to OREO. This is done within two weeks of a loan becoming impaired or a loan moving to OREO. It generally takes two to eight weeks to receive the appraisals, depending on the type of property being appraised. We recognize any provision or related charge-off within two weeks of receiving the appraisal after the appraisal has been reviewed by DNB. We generally order a new appraisal every twelve months, unless management determines more frequent appraisals are necessary. DNB had appraisals and valuations dated and reviewed within three months of December 31, 2010 for all impaired real estate loans having a balance of $100,000 or higher. We use updated valuations when time constraints do not permit a full appraisal process, to reflect rapidly changing market conditions. Because appraisals and updated valuations utilize historical data in reaching valuation conclusions, the appraised or updated value may or may not reflect the actual sales price that we will receive at the time of sale. Management uses the qualitative factor "Changes in the value of underlying collateral for collateral-dependent loans" to establish a reserve to mitigate this risk.

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

Analysis of Allowance for Credit Losses
(Dollars in thousands)

	Year Ended December 31
	2010	2009	2008	2007	2006

Beginning balance	$5,477	$4,586	$3,891	$4,226	$4,420
Provisions	2,216	1,325	2,018	60	—
Loans charged off:
Residential mortgage	(520)	(390)	(132)	—	—
Commercial	(577)	(99)	(374)	(1)	—
Lease financing	(548)	(61)	(287)	(458)	(360)
Consumer	(210)	(45)	(608)	(27)	(5)

Total charged off	(1,855)	(595)	(1,401)	(486)	(365)

Recoveries:
Residential mortgage	15	31	8	7	8
Commercial	11	117	35	15	44
Lease financing	20	12	28	62	117
Consumer	—	1	7	7	2

Total recoveries	46	161	78	91	171

Ending balance	$5,884	$5,477	$4,586	$3,891	$4,226

Reserve for unfunded loan commitments	$150	$149	$139	$67	$78

        The following table sets forth the composition of DNB's allowance for credit losses at the dates indicated.

Composition of Allowance for Credit Losses
(Dollars in thousands)

December 31
	2010		2009		2008		2007		2006
	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans

Residential mortgage	$454	8%	$648	11%	$225	13%	$178	15%	$149	16%
Commercial	4,387	80	3,800	72	2,846	66	1,886	62	1,960	60
Lease financing	86	—	150	1	450	2	680	5	1,191	7
Consumer	482	12	473	16	407	19	821	18	347	17
Unallocated	475	—	406	—	658	—	326	—	579	—

Total	$5,884	100%	$5,477	100%	$4,586	100%	$3,891	100%	$4,226	100%

Reserve for unfunded loan commitments	$150	—	$149	—	$139	—	$67	—	$78	—

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

        Dividends payable to the Corporation by the Bank are subject to certain regulatory limitations. Under normal circumstances, the payment of dividends in any year without regulatory permission is limited to the net profits (as defined for regulatory purposes) for that year, plus the retained net profits for the preceding two calendar years. The sum of these items amounted to $5.5 million for the year ended December 31, 2010. During 2010, the Bank paid $500,000 to the Corporation. During 2011, the Bank will need to provide dividends to the Corporation in connection with the $11,750,000 of Fixed Rate Cumulative Perpetual Preferred Stock sold on January 30, 2009 as part of the CPP administered by the United States Department of the Treasury.

        The FDIC has authority to assess and change federal deposit insurance assessment rates on assessable deposits of the Bank. For further information, please refer to the discussion of FDIC deposit insurance assessments under Part I, Item 1 ("Business"), section (c) ("Narrative Description of Business")—"Supervision and Regulation—Bank" under the heading "Deposit Insurance Assessments" on page 13 of this report. DNB's FDIC insurance expense was $809,000 in 2010.

        DNB was well capitalized at December 31, 2010 and met all regulatory capital requirements. Please refer to Footnote 17 for a table that summarizes required capital ratios and the corresponding regulatory capital positions of DNB and the Bank at December 31, 2010.

6.    Off Balance Sheet Arrangements

        In the normal course of business, various commitments and contingent liabilities are outstanding, such as guarantees and commitments to extend credit, borrow money or act in a fiduciary capacity, which are not reflected in the consolidated financial statements. Management does not anticipate any significant losses as a result of these commitments.

        DNB had outstanding stand-by letters of credit totaling $2.4 million and unfunded loan and lines of credit commitments totaling $65.7 million at December 31, 2010.

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

        DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $197.5 million at December 31, 2010. At December 31, 2010 DNB had borrowed $25.0 million against available funds.

        As of December 31, 2010, approximately $46.8 million of assets are held by DNB Wealth Management in a fiduciary, custody or agency capacity. These assets are not assets of DNB, and are not included in the consolidated financial statements.

        The following table sets forth DNB's known contractual obligations as of December 31, 2010. The amounts presented below do not include interest.

Contractual Obligations
(Dollars in thousands)

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

FHLBP advances	$25,000	$5,000	$10,000	$10,000	$—
Repurchase agreements	23,349	23,349	—	—	—
Capital lease obligations	621	23	58	76	464
Operating lease obligations	4,357	590	1,207	943	1,617
Junior subordinated debentures	9,279	—	—	—	9,279

Total	$62,606	$28,962	$11,265	$11,019	$11,360

Off Balance Sheet Obligations
(Dollars in thousands)

	Expiration by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Commitments to extend credit	$65,663	$17,150	$6,494	$503	$41,516
Letters of credit	2,444	—	—	2,200	244

Total	$68,107	$17,150	$6,494	$2,703	$41,760

        During 2011 the Bank will need to provide dividends to the Corporation in connection with the $11,750,000 of Fixed Rate Cumulative Perpetual Preferred Stock sold on January 30, 2009 as part of the CPP administered by the United States Department of the Treasury. These payments are not included in the table above.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

        To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes Key Rate Duration and Economic Value of Equity ("EVE") models. The Key Rate Duration measures the differences in durations in various maturity buckets and indicates potential asset and liability mismatches. Because of balance sheet optionality, an EVE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different if rates change. Results falling outside prescribed ranges require action by management. At December 31, 2010 and 2009, DNB's variance in the economic value of equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the table below. The change as a percentage of the present value of equity with a 200 basis point increase or decrease at December 31, 2010 was within DNB's negative 25% guideline. The change as a percentage of the present value of equity with a 200 basis point increase or decrease at December 31, 2009 was slightly above DNB's negative 25% guideline. This negative variance was reduced to a negative 20.2%, which was within DNB's guideline as of December 31, 2010. Management reduced this variance during 2010 by reducing longer term assets, shortening the duration of the investment portfolio and increasing capital levels through increased earnings.

Quantitative and Qualitative Disclosures About Market Risk
(Dollars in thousands)

	December 31, 2010			December 31, 2009

Change in rates	Flat	-200bp	+200bp	Flat	-200bp	+200bp

EVE	$41,867	$44,026	$33,395	$39,095	$43,264	$28,920
Change		2,159	(8,472)		4,169	(10,175)
Change as a % of assets		0.4%	(1.4)%		0.7%	(1.6)%
Change as a % of PV equity		5.2%	(20.2)%		10.7%	(26.0)%

Item 8.        Financial Statements and Supplementary Data

DNB FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Dollars in thousands, except share data)

	December 31
	2010	2009

Assets
Cash and due from banks	$18,360	$35,832
Federal funds sold	8,000	8,000

Cash and cash equivalents	26,360	43,832

AFS investment securities at fair value (amortized cost of $144,205 in 2010 and $156,268 in 2009)	142,161	155,862
HTM investment securities (fair value of $8,723 in 2010 and $43,742 in 2009)	8,431	44,166

Total investment securities	150,592	200,028

Loans and leases	396,171	359,427
Allowance for credit losses	(5,884)	(5,477)

Net loans and leases	390,287	353,950

Restricted stock	4,201	4,067
Office property and equipment, net	8,248	8,775
Accrued interest receivable	2,283	2,703
OREO & other repossessed property	4,324	4,489
Bank owned life insurance (BOLI)	8,137	7,887
Core deposit intangible	160	210
Net deferred taxes	3,822	3,866
Other assets	3,918	4,441

Total assets	$602,332	$634,248

Liabilities and Stockholders' Equity
Liabilities
Non-interest-bearing deposits	$58,948	$46,236
Interest-bearing deposits:
NOW	163,104	151,597
Money market	89,944	102,427
Savings	42,521	35,973
Time	138,229	171,114

Total deposits	492,746	507,347

Federal Home Loan Bank of Pittsburgh (FHLBP) advances	25,000	53,000
Repurchase agreements	23,349	16,529
Junior subordinated debentures	9,279	9,279
Other borrowings	2,602	642

Total borrowings	60,230	79,450

Accrued interest payable	527	743
Other liabilities	3,621	3,832

Total liabilities	557,124	591,372

Commitments and contingencies (Note 15)
Stockholders' Equity
Preferred stock, $10.00 par value; 1,000,000 shares authorized; $1,000 liquidation preference per share; 11,750 shares issued	11,541	11,511
Common stock, $1.00 par value; 10,000,000 shares authorized; 2,874,694 and 2,861,618 issued, respectively	2,884	2,875
Stock warrants	151	151
Treasury stock, at cost; 213,545 and 243,594 shares, respectively	(4,515)	(4,727)
Surplus	35,294	35,179
Retained earnings (accumulated deficit)	2,069	(666)
Accumulated other comprehensive loss, net	(2,216)	(1,447)

Total stockholders' equity	45,208	42,876

Total liabilities and stockholders' equity	$602,332	$634,248

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	Year Ended December 31
	2010	2009

Interest and Dividend Income:
Interest and fees on loans and leases	$ 21,186	$ 19,343
Interest and dividends on investment securities:
Taxable	4,722	6,347
Exempt from federal taxes	64	189
Interest on cash and cash equivalents	78	69

Total interest and dividend income	26,050	25,948

Interest Expense:
Interest on NOW, money market and savings	1,913	2,700
Interest on time deposits	2,992	4,115
Interest on FHLBP advances	1,500	2,897
Interest on Federal Reserve borrowing	—	12
Interest on repurchase agreements	197	286
Interest on junior subordinated debentures	374	530
Interest on other borrowings	86	89

Total interest expense	7,062	10,629

Net interest income	18,988	15,319
Provision for credit losses	2,216	1,325

Net interest income after provision for credit losses	16,772	13,994

Non-interest Income:
Service charges	1,277	1,447
Wealth management	834	794
Increase in cash surrender value of BOLI	250	307
Gains on sale of investment securities, net	2,007	1,364
Loss on sale of OREO	—	(98)
Write-down of OREO	—	(226)
Other fees	1,062	919

Total non-interest income	5,430	4,507

Non-interest Expense:
Salaries and employee benefits	8,354	8,195
Furniture and equipment	1,393	1,589
Occupancy	1,717	1,624
Professional and consulting	1,166	1,266
Marketing	533	446
Printing and supplies	158	167
FDIC insurance	809	1,061
FHLBP prepayment penalties	560	—
PA shares tax	466	422
Telephone and fax	231	255
Other expenses	1,516	1,565

Total non-interest expense	16,903	16,590

Income before income taxes	5,299	1,911
Income tax expense	1,629	362

Net income	$ 3,670	$ 1,549

Preferred stock dividends and accretion of discount	618	567

Net income available to common stockholders	$ 3,052	$ 982

Earnings per share:
Basic	$ 1.16	$ 0.38
Diluted	$ 1.16	$ 0.38
Cash dividends per share	$ 0.12	$ 0.23
Weighted average common shares outstanding:
Basic	2,635,549	2,606,596
Diluted	2,637,174	2,606,596

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income
(Dollars in thousands)

	Preferred Stock	Common Stock	Stock Warrants	Treasury Stock	Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Compre- hensive Loss	Total

Balance at January 1, 2009	$—	$2,867	$—	$(4,811)	$35,082	$(1,062)	$(2,018)	$30,058
Comprehensive Income:
Net income	—	—	—	—	—	1,549	—	1,549
Other comprehensive income, net of tax:
Unrealized gains on investment securities, net	—	—	—	—	—	—	186	186
Unrealized actuarial gains — pension, net	—	—	—	—	—	—	385	385

Total comprehensive income								$2,120

Issuance of preferred stock, net of issuance cost	11,483	—	—	—	—	—	—	11,483
Preferred stock discount accretion	28	—	—	—	—	(28)	—	—
Stock warrants issued	—	—	151	—	—	—	—	151
Restricted stock compensation expense	—	8	—	—	97	—	—	105
Cash dividends ($.23 per share)	—	—	—	—	—	(586)	—	(586)
Cash dividends — Preferred	—	—	—	—	—	(465)	—	(465)
Purchase of treasury shares (2,554 shares)	—	—	—	(14)	—	—	—	(14)
Sale of treasury shares to 401(k) plan (15,381 shares)	—	—	—	98	—	—	—	98
Preferred stock dividends accrued	—	—	—	—	—	(74)	—	(74)

Balance at December 31, 2009	11,511	2,875	151	(4,727)	35,179	(666)	(1,447)	42,876
Comprehensive Income:
Net income	—	—	—	—	—	3,670	—	3,670
Other comprehensive loss, net of tax:
Unrealized losses on investment securities, net	—	—	—	—	—	—	(689)	(689)
Unrealized actuarial losses — pension, net	—	—	—	—	—	—	(80)	(80)

Total comprehensive income								$2,901

Preferred stock discount accretion	30	—	—	—	—	(30)	—	—
Stock options compensation expense	—	—	—	—	17	—	—	17
Repurchased Restricted stock	—	(2)	—	—	(12)	—	—	(14)
Restricted stock compensation expense	—	11	—	—	110	—	—	121
Cash dividends ($.12 per share)	—	—	—	—	—	(317)	—	(317)
Cash dividends — Preferred	—	—	—	—	—	(588)	—	(588)
Sale of treasury shares to 401(k) plan (30,049 shares)	—	—	—	212	—	—	—	212

Balance at December 31, 2010	$11,541	$2,884	$151	$(4,515)	$35,294	$2,069	$(2,216)	$45,208

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31
	2010	2009

Cash Flows From Operating Activities:
Net income	$3,670	$1,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	3,374	2,701
Provision for credit losses	2,216	1,325
Unvested stock amortization	124	105
Net gain on sale of securities	(2,007)	(1,364)
Net loss on sale and write-downs of OREO and other repossessed property	37	349
Decrease (increase) in accrued interest receivable	420	(576)
Decrease (increase) in other assets	725	(2,373)
Earnings from investment in BOLI	(250)	(307)
Decrease in accrued interest payable	(216)	(411)
Deferred tax expense (benefit)	440	(432)
Decrease in other liabilities	(488)	(190)

Net Cash Provided By Operating Activities	8,045	376

Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Sales	196,082	130,583
Maturities, repayments and calls	52,149	32,326
Purchases	(236,587)	(257,915)
Activity in held-to-maturity securities:
Sales	29,855	1,680
Maturities, repayments and calls	8,574	15,635
Purchases	(2,138)	(2,023)
Net increase in restricted stock	(134)	(2)
Net increase in loans and leases	(39,577)	(24,012)
Proceeds from sale of OREO and other repossessed property	1,308	595
Purchase of property and equipment	(535)	(400)

Net Cash Provided (Used) By Investing Activities	8,997	(103,533)

Cash Flows From Financing Activities:
Net (decrease) increase in deposits	(14,601)	98,877
Repayment of FHLBP advances	(28,000)	(7,000)
Increase (decrease) in short term repurchase agreements	6,820	(3,656)
Increase (decrease) in other borrowings	1,960	(17)
Dividends paid	(905)	(1,051)
Issuance of preferred stock and warrants	—	11,634
Sale of treasury stock, net	212	84

Net Cash (Used) Provided By Financing Activities	(34,514)	98,871

Net Change in Cash and Cash Equivalents	(17,472)	(4,286)
Cash and Cash Equivalents at Beginning of Year	43,832	48,118

Cash and Cash Equivalents at End of Year	$26,360	$43,832

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$7,278	$11,040
Income taxes	2,020	402
Supplemental Disclosure of Non-cash Flow Information:
Transfers from loans and leases to real estate owned and other repossessed property	1,024	383

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

        In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the balance sheets, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Although our current estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that in 2011, actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Amounts subject to significant estimates are items such as the allowance for credit losses and lending related commitments, the fair value of repossessed assets, pension and post-retirement obligations, the fair value of financial instruments and other-than-temporary impairments. Among other effects, such changes could result in future impairments of investment securities, and establishment of allowances for credit losses and lending related commitments as well as increased benefit plans' expenses.

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

        Available-For-Sale ("AFS") includes debt and equity securities not classified as HTM securities. Securities classified as AFS are securities that DNB intends to hold for an indefinite period of time, but not necessarily to maturity. Such securities are reported at fair value, with unrealized holding gains and losses excluded from earnings and reported, net of tax (if applicable), as a separate component of stockholders' equity. Realized gains and losses on the sale of AFS securities are computed on the basis of specific identification of the adjusted cost of each security. Amortization of premiums and accretion of discounts for all types of securities are computed using a method approximating a level-yield basis.

        Other Than Temporary Impairment Analysis Securities are evaluated on a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether declines in their value are other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline, and whether or not management intends to sell or expects that it is more likely than not that it will be required to sell the security prior to an anticipated recovery of the fair value. Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to the credit loss is reflected in operations. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. DNB recorded no impairment charges in 2010 or 2009.

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

        Loans and Leases    Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for credit losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. DNB is generally amortizing these amounts over the contractual life of the loan. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method.

        The loans receivable portfolio is segmented into commercial and consumer loans. Commercial loans consist of the following classes: commercial mortgages, commercial term loans, and commercial leases. Consumer loans consist of the following classes: residential mortgages and consumer loans.

        For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan or lease is placed on non-accrual, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Interest received on nonaccrual loans including impaired loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

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

        Allowance for Credit Losses    The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management's estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management's estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet. The allowance for credit losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of Bankruptcy, or if there is an amount deemed uncollectible. No portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

        The allowance for credit losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on DNB's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

        The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include:

1.
Lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.

2.
National, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans.

3.
Nature and volume of the portfolio and terms of loans.

4.
Experience, ability, and depth of lending management and staff.

5.
Volume and severity of past due, classified and nonaccrual loans as well as and other loan modifications.

6.
Quality of DNB's loan review system, and the degree of oversight by DNB's Board of Directors.

7.
Existence and effect of any concentrations of credit and changes in the level of such concentrations.

8.
Effect of external factors, such as competition and legal and regulatory requirements.

9.
Changes in the value of underlying collateral for collateral-dependent loans.

        Each factor is assigned a value to reflect improving, stable or declining conditions based on management's best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for credit loss calculation.

        Commercial real estate lending entails significant additional risks as compared with single-family residential property lending. Such loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for commercial real estate as well as economic conditions generally.

        Construction lending is generally considered to involve a higher level of risk as compared to single-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on developers and builders. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. DNB has attempted to minimize the foregoing risks by, among other things, limiting the extent of its construction lending and has adopted underwriting guidelines which impose stringent loan-to-value, debt service and other requirements for loans which are believed to involve higher elements of credit risk, by limiting the geographic area in which DNB will do business and by working with builders with whom it has established relationships.

        Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely effected by job loss, divorce, illness and personal bankruptcy. In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. DNB believes that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans and that consumer loans are important to its efforts to provide a full range of services to its customers.

        An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

        A loan is considered impaired when, based on current information and events, it is probable that DNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and industrial loans, commercial real estate loans and commercial construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent.

        An allowance for credit losses is established for an impaired loan if its carrying value exceeds its estimated fair value. The estimated fair values of substantially all of DNB's impaired loans are measured based on the estimated fair value of the loan's collateral.

        For commercial loans secured by real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.

        For commercial and industrial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower's financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

        Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, DNB does not separately identify individual residential mortgage loans, with the exception of certain purchased residential loans, home equity loans and other consumer loans for impairment disclosures, unless such loans are the subject of a troubled debt restructuring agreement.

        Loans whose terms are modified are classified as troubled debt restructurings if DNB grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan's stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired.

        The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower's overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial and consumer loans. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans criticized special mention have potential weaknesses that deserve management's close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass.

        In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review DNB's allowance for credit losses and may require DNB to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management's comprehensive analysis of the loan portfolio, management believes the current level of the allowance for credit losses is appropriate at December 31, 2010.

        Other Real Estate Owned & Other Repossessed Property    Other real estate owned ("OREO") and other repossessed property consists of properties acquired as a result of, or in-lieu-of, foreclosure as well as other repossessed assets. Properties classified as OREO are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the properties are capitalized and costs relating to holding the properties are charged to expense. DNB had OREO and other repossessed property totaling $4.3 million at December 31, 2010 and $4.5 million at December 31, 2009.

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

        DNB recognizes interest and penalties on income taxes as a component of income tax expense. The Company is no longer subject to examinations by taxing authorities for the years before January 1, 2007.

        Pension Plan    The Bank maintains a noncontributory defined benefit pension plan covering substantially all employees over the age of 21 with one year of service. Plan benefits are based on years of service and the employee's monthly average compensation for the highest five consecutive years of their last ten years of service (see Note 14 — Benefit Plans).

        Stock Based Compensation    Stock compensation accounting guidance (FASB ASC Topic 718, Compensation — Stock Compensation) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. The stock compensation accounting guidance covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

        The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees' service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black Sholes model is used to estimate the fair value of stock options, while the market price of the Corporation's common stock at the date of grant is used for restricted stock awards.

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

        Comprehensive Income    Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains on securities available for sale, and unrealized losses related to factors other than credit on debt securities, and changes in the funded status of the pension plan which are also recognized as separate components of stockholders' equity.

        Treasury Stock    Common stock shares repurchased are recorded as treasury stock at cost.

        Trust Assets    Assets held by DNB Wealth Management in fiduciary or agency capacities are not included in the consolidated financial statements since such items are not assets of DNB. Operating income and expenses of DNB Wealth Management are included in the consolidated statements of operations and are recorded on an accrual basis.

        Subsequent Events    Management has evaluated events and transactions occurring subsequent to December 31, 2010 for items that should potentially be recognized or disclosed in these Consolidated Financial Statements. The evaluation was conducted through the date these financial statements were issued.

        Accounting Developments Affecting DNB    In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements. ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Corporation's disclosures about fair value measurements are presented in Note 10 to the consolidated financial statements. These new disclosure requirements were adopted by the Corporation during the current period, with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. With respect to the portions of this ASU that were adopted during the current period, the adoption of this standard did not have a significant impact on the Corporation's financial position, results of operations or disclosures. Management does not believe that the adoption of the remaining portion of this ASU will have a significant impact on the Corporation's ongoing financial position, results of operation or disclosures.

        In April 2010, the FASB issued ASU 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, which updates ASC 310, Receivables. The amendments in this update affect any entity that acquires loans subject to ASC Subtopic 310-30, Receivables: Loans and Debt Securities Acquired with Deteriorated Credit Quality, that accounts for some or all of those loans within pools, and that subsequently modifies one or more of those loans after acquisition. Under this updated guidance, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amended guidance is effective prospectively for modifications occurring in the first interim or annual period ending on or after July 15, 2010. The Corporation adopted this guidance effective July 1, 2010. The adoption did not have any impact on the Corporation's consolidated financial statements.

        In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which updated ASC 310, Receivables. The updated guidance requires more robust and disaggregated disclosures about the credit quality of an entity's financing receivables and its allowance for credit losses, including a roll-forward schedule of the allowance for credit losses for the period on a portfolio segment basis, as well as additional information about the aging and credit quality of receivables by class of financing receivables as of the end of the period. The new and amended disclosures that relate to information as of the end of a reporting period will be effective for the Corporation as of December 31, 2010. The disclosures that include information for activity that occurs during a reporting period will be effective for the first interim reporting period beginning after December 31, 2010. The Corporation adopted the guidance at December 31, 2010. While the guidance had an impact on the presentation of certain disclosures within our financial statements, the guidance did not have any impact on the Corporation's consolidated financial statements.

        In January 2011, the FASB issued ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this ASU temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

(2) INVESTMENT SECURITIES

        The amortized cost and estimated fair values of investment securities, as of the dates indicated, are summarized as follows:

	December 31, 2010
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Held To Maturity
Government Sponsored Entities (GSE) mortgage-backed securities	$7,085	$291	$—	$7,376
Collateralized mortgage obligations (GSE)	1,346	14	(13)	1,347

Total	$8,431	$305	$(13)	$8,723

Available For Sale
US Government agency obligations	$45,128	$32	$(916)	$44,244
Government Sponsored Entities (GSE) mortgage-backed securities	64,463	127	(592)	63,998
Collateralized mortgage obligations (GSE)	17,155	14	(551)	16,618
Corporate bonds	17,432	159	(303)	17,288
Equity securities	27	—	(14)	13

Total	$144,205	$332	$(2,376)	$142,161

		December 31, 2009
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Held To Maturity
Government Sponsored Entities (GSE) mortgage-backed securities	$12,809	$348	$—	$13,157
Collateralized mortgage obligations (GSE)	3,667	29	(24)	3,672
State and municipal tax-exempt bonds	5,454	105	—	5,559
State and municipal taxable bonds	22,236	294	(1,176)	21,354

Total	$44,166	$776	$(1,200)	$43,742

Available For Sale
US Government agency obligations	$62,168	$64	$(172)	$62,060
Government Sponsored Entities (GSE) mortgage-backed securities	59,593	432	(181)	59,844
Collateralized mortgage obligations (GSE)	11,723	64	(37)	11,750
Corporate bonds	22,752	54	(611)	22,195
Equity securities	32	—	(19)	13

Total	$156,268	$614	$(1,020)	$155,862

        Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The table below details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at December 31, 2010 and 2009.

	December 31, 2010
(Dollars in thousands)	Total Fair Value	Total Unrealized Loss	Fair value Impaired Less Than 12 Months	Unrealized Loss Less Than 12 Months	Fair value Impaired More Than 12 Months	Unrealized Loss More Than 12 Months

Held To Maturity
Collateralized mortgage obligations (GSE)	$789	$(13)	$789	$(13)	$—	$—

Total	$789	$(13)	$789	$(13)	$—	$—

Available For Sale
Corporate bonds	$9,845	$(303)	$9,845	$(303)	$—	$—
US Government agency obligations	28,972	(916)	28,972	(916)	—	—
Collateralized mortgage obligations (GSE)	12,539	(551)	12,539	(551)	—	—
GSE mortgage-backed securities	40,013	(592)	40,013	(592)	—	—
Equity securities	13	(14)	—	—	13	(14)

Total	$91,382	$(2,376)	$91,369	$(2,362)	$13	$(14)

	December 31, 2009
(Dollars in thousands)	Total Fair Value	Total Unrealized Loss	Fair value Impaired Less Than 12 Months	Unrealized Loss Less Than 12 Months	Fair value Impaired More Than 12 Months	Unrealized Loss More Than 12 Months

Held To Maturity
Collateralized mortgage obligations (GSE)	$2,202	$(24)	$1,123	$(2)	$1,079	$(22)
State and municipal taxable	12,679	(1,176)	6,546	(169)	6,133	(1,007)

Total	$14,881	$(1,200)	$7,669	$(171)	$7,212	$(1,029)

Available For Sale
Corporate Bonds	$12,239	$(611)	$5,877	$(308)	$6,362	$(303)
US Government agency obligations	29,863	(172)	29,863	(172)	—	—
Collateralized mortgage obligations (GSE)	7,134	(37)	7,134	(37)	—	—
GSE mortgage-backed securities	11,896	(181)	11,896	(181)	—	—
Equity securities	13	(19)	—	—	13	(19)

Total	$61,145	$(1,020)	$54,770	$(698)	$6,375	$(322)

        As of December 31, 2010, there were 13 mortgage backed securities, 11 corporate bonds, 8 agency notes, 6 collateralized mortgage obligations, and 6 equity securities which were in an unrealized loss position. DNB does not intend to sell these securities and management of DNB does not expect to be required to sell any of these securities prior to a recovery of its cost basis. Management does not believe any individual unrealized loss as of December 31, 2010 represents an other-than-temporary impairment. There were 6 equity securities that were impaired for more than 12 months. DNB reviews its investment portfolio on a quarterly basis judging each investment for other-than-temporary impairment (OTTI). The

OTTI analysis focuses on duration and amount a security is below book. As of December 31, 2010, the following securities were reviewed:

        Equity securities.    DNB's investment in six marketable equity securities consist primarily of investments in common stock of community banks. The unrealized losses on the six investments in the Equity securities portfolio were all impaired for more than twelve months. The severity and duration of the impairment are driven by higher collateral losses, wider credit spreads, and changes in interest rates within the financial services sector. DNB evaluated the prospects of all issuers in relation to the severity and duration of the impairment. Based on this analysis and an evaluation of DNB's ability and intent to hold these investments for a reasonable period of time sufficient for each security to increase to DNB's cost, DNB does not intend to sell these investments and it is not more likely than not that DNB will be required to sell the investments before recovery of their cost, DNB does not consider these investments to be other-than-temporarily impaired at December 31, 2010.

        The amortized cost and estimated fair value of investment securities as of December 31, 2010, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid without penalties.

	Held to Maturity		Available for Sale
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$1,152	$1,159	$4,694	$4,705
Due after one year through five years	—	—	29,418	29,407
Due after five years through ten years	4,620	4,876	32,107	31,081
Due after ten years	2,659	2,688	77,959	76,955
No stated maturity	—	—	27	13

Total investment securities	$8,431	$8,723	$144,205	$142,161

        During the quarter ended June 30, 2010, DNB sold its entire municipal securities portfolio, which had a book value of approximately $26.9 million for a net loss of $64,000. Management sold the municipal securities out of the HTM portfolio due to media and headline risk related to municipal budget shortfalls, which management believes could impair the value of the bonds. In particular, management believes that reported problems with budgets, in California and other states across the country that are experiencing budget shortfalls, could trickle down to individual municipalities. In addition, numerous municipalities are struggling financially as promised pensions benefits for public-sector employees represent a massive overhang that threatens the financial future of many cities and states. This was a change in circumstances that was unusual and non-recurring, and could not have been reasonably anticipated when the bonds were placed in the HTM Portfolio. In addition to the municipal securities, management sold mortgaged backed securities with a book value of $3.0 million out of the HTM portfolio for a net gain of $39,000. Such sales are allowed under ASC 320 guidelines, as more than 85% of the principal outstanding at acquisition had been paid down, due to prepayments and normal scheduled payments.

        DNB sold $196.1 million and $130.6 million securities from the AFS portfolio during 2010 and 2009, respectively. DNB also sold $29.9 million and $1.7 million securities from the HTM portfolio during 2010 and 2009, respectively. The sales from HTM were permissible under accounting guidelines as the remaining factors on the pools was less than 15% of the original principal. Gains and losses resulting from investment sales, redemptions or calls were as follows:

	Year Ended December 31
(Dollars in thousands)	2010	2009

Gross realized gains-AFS	$2,246	$1,406
Gross realized gains-HTM	178	6
Gross realized losses-AFS	(214)	(48)
Gross realized losses-HTM	(203)	—

Net realized gain	$2,007	$1,364

        At December 31, 2010 and 2009, investment securities with a carrying value of approximately $105 million and $158 million, respectively, were pledged to secure public funds, repurchase agreements, FHLBP advances and for other purposes as required by law. See Footnote 7 regarding the use of certain securities as collateral.

(3)    LOANS AND LEASES

	December 31
(Dollars in thousands)	2010	2009

Residential mortgage	$30,929	$40,951
Commercial mortgage	218,099	172,117
Commercial	97,544	87,778
Lease financing	898	3,077
Consumer	48,701	55,504

Total loans and leases	$396,171	$359,427
Less allowance for credit losses	(5,884)	(5,477)

Net loans and leases	$390,287	$353,950

        Included in the loan portfolio are loans for which DNB has ceased the accrual of interest (i.e. non-accrual loans). Loans of approximately $7.2 million and $9.2 million as of December 31, 2010 and 2009, respectively, were on a non-accrual basis. DNB also had loans of approximately $1,000 and $191,000 that were 90 days or more delinquent, but still accruing, as of December 31, 2010 and 2009, respectively. If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

	Year Ended December 31
(Dollars in thousands)	2010	2009

Interest income which would have been recorded under original terms	$452	$505
Interest income recorded during the year	(42)	(89)

Net impact on interest income	$410	$416

        DNB had $11.3 million of loans, which, although performing at December 31, 2010, are believed to require increased supervision and review, and may, depending on the economic environment and other factors, become non-performing assets in future periods. There was $16.3 million of such loans at December 31, 2009. The majority of these loans are secured by commercial real estate with lesser amounts being secured by residential real estate, inventory and receivables.

        DNB has a significant concentration of residential and commercial mortgage loans collateralized by first mortgage liens on properties located in Chester County. DNB did not have any concentration of loans to borrowers engaged in similar activities that exceed 10% of total loans at December 31, 2010, except for loans of approximately $86.5 million relating to commercial real estate buildings. See Footnote 7 regarding the use of certain loans as collateral.

(4)    ALLOWANCE FOR CREDIT LOSSES

        Changes in the allowance for credit losses, for the years indicated, are as follows:

	Year Ended December 31
(Dollars in thousands)	2010	2009

Beginning balance	$5,477	$4,586
Provision	2,216	1,325
Loans charged off	(1,307)	(534)
Leases charged off	(548)	(61)
Recoveries	46	161

Net charge-offs	(1,809)	(434)

Ending balance	$5,884	$5,477

Reserve for unfunded loan commitments	$150	$149

        Impaired loans are loans individually evaluated for collectability, and which will probably not be collected in accordance with their contractual terms. Information regarding impaired loans is presented as follows:

	Year Ended December 31
(Dollars in thousands)	2010	2009

Total recorded investment	$7,223	$8,991
Impaired loans with a specific allowance	4,813	3,497
Impaired loans without a specific allowance	2,410	5,494
Average recorded investment	8,563	7,901
Specific allowance allocation	493	737
Total cash collected	2,457	654
Interest income recorded	113	46

        The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2010:

Age Analysis of Past Due Loans Receivables

			December 31, 2010
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Loans Receivable > 90 Days and Accruing

Residential mortgage	$77	$110	$2,334	$2,521	$28,408	$30,929	$—
Commercial mortgage	175	—	834	1,009	217,090	218,099	—
Commercial:
Commercial term	73	182	360	615	69,965	70,580	—
Commercial construction	—	—	3,180	3,180	23,784	26,964	—
Lease financing	41	—	273	314	584	898	—
Consumer:
Home equity	33	—	58	91	40,306	40,397	—
Other	71	—	2	73	8,231	8,304	—

Total	$470	$292	$7,041	$7,803	$388,368	$396,171	$—

        The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, (iii) troubled debt restructurings other than those included in items (i) and (ii), and (iv) OREO as a result of foreclosure or voluntary transfer to DNB as well as other repossessed assets.

Non-Performing Assets

	December 31
(Dollars in thousands)	2010	2009

Non-accrual loans:
Residential mortgage	$2,334	$3,081
Commercial mortgage	834	1,317
Commercial	3,722	4,374
Lease financing	273	157
Consumer	60	62

Total non-accrual loans	7,223	8,991
Loans 90 days past due and still accruing (*)	—	191
Troubled debt restructurings	—	—

Total non-performing loans	7,223	9,182
Other real estate owned & other repossessed property	4,324	4,489

Total non-performing assets	$11,547	$13,671

Asset quality ratios:
Non-performing loans to total loans	1.82%	2.6%
Non-performing assets to total assets	1.92	2.16
Allowance for credit losses to:
Total loans and leases	1.49	1.52
Non-performing loans and leases	81.5	59.6

(*)
One loan in 2010 had a balance less than $1,000

        The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2010.

Impaired Loans

	December 31, 2010
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Residential mortgage	$638	$780	$—	$1,092	$—
Commercial mortgage	782	792	—	916	70
Commercial:
Commercial term	197	250	—	282	3
Commercial construction	460	895	—	818	31
Lease financing	273	826	—	335	7
Consumer	60	61	—	43	1
With allowance recorded:
Residential mortgage	1,696	2,071	103	1,606	—
Commercial mortgage	52	52	22	39	—
Commercial:
Commercial term	345	345	145	369	1
Commercial construction	2,720	2,720	223	3,063	—
Lease financing	—	—	—	—	—
Consumer	—	—	—	—	—
Total:
Residential mortgage	2,334	2,851	103	2,698	—
Commercial mortgage	834	844	22	955	70
Commercial:
Commercial term	542	595	145	651	4
Commercial construction	3,180	3,615	223	3,881	31
Lease financing	273	826	—	335	7
Consumer	60	61	—	43	1

Total	$7,223	$8,792	$493	$8,563	$113

        The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the DNB's internal risk rating system as of December 31, 2010.

Credit Quality Indicators

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Residential mortgage	$28,595	$—	$2,334	$—	$30,929
Commercial mortgage	202,062	10,054	5,983	—	218,099
Commercial:
Commercial term	68,916	241	1,423	—	70,580
Commercial construction	18,294	—	8,670	—	26,964
Lease financing	765	—	—	133	898
Consumer:
Home equity	40,386	—	11	—	40,397
Other	8,304	—	—	—	8,304

Total	$367,322	$10,295	$18,421	$133	$396,171

        The following table sets forth the composition of DNB's allowance for credit losses at the date indicated.

Allowance for Credit Losses and Recorded Investment in Financing Receivables

	Year Ended December 31, 2010
(Dollars in thousands)	Commercial	Lease financing	Residential mortgage	Consumer	Unallocated	Total

Allowance for credit losses:
Beginning balance	$3,800	$150	$648	$473	$406	$5,477
Charge-offs	(577)	(548)	(520)	(210)	—	(1,855)
Recoveries	11	20	15	—	—	46
Provisions	1,153	464	311	219	69	2,216

Ending balance	$4,387	$86	$454	$482	$475	$5,884

Ending balance: individually evaluated for impairment	$390	$—	$103	$—	$—	$493

Ending balance: collectively evaluated for impairment	$3,997	$86	$351	$482	$475	$5,391

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Loans receivables:
Ending balance	$315,643	$898	$30,929	$48,701		$396,171

Ending balance: individually evaluated for impairment	$4,556	$273	$2,334	$60		$7,223

Ending balance: collectively evaluated for impairment	$311,087	$625	$28,595	$48,641		$388,948

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—		$—

Reserve for unfunded loan commitments	$139	$—	$—	$11		$150

(5)    OFFICE PROPERTY AND EQUIPMENT

	Estimated Useful Lives	December 31
(Dollars in thousands)		2010	2009

Land		$611	$611
Buildings	5-31.5 years	10,796	10,662
Furniture, fixtures and equipment	2-20 years	13,103	12,703

Total cost		24,510	23,976
Less accumulated depreciation		(16,262)	(15,201)

Office property and equipment, net		$8,248	$8,775

        Amounts charged to operating expense for depreciation for the years ended December 31, 2010 and 2009 amounted to $1.1 million and $1.3 million, respectively.

(6)    DEPOSITS

        Included in interest bearing time deposits are certificates of deposit issued in amounts of $100,000 or more in the amount of $72.4 million and $88.9 million at December 31, 2010 and 2009, respectively. These certificates and their remaining maturities at December 31, 2010 were as follows:

(Dollars in thousands)	December 31 2010

Three months or less	$15,845
Over three through six months	7,147
Over six through twelve months	19,459
Over one year through two years	20,217
Over two years	9,693

Total	$72,361

        Certificates of deposit scheduled to mature have the following remaining maturities:

(Dollars in thousands)	December 31 2010

One year or less	$76,606
Over one year through two years	35,063
Over two years through three years	5,282
Over three years through four years	14,070
Over four years through five years	7,208
Over five years	—

Total	$138,229

(7)    FHLBP ADVANCES AND SHORT-TERM BORROWED FUNDS

        DNB's short-term borrowed funds consist of borrowings at the Federal Home Loan Bank of Pittsburgh (FHLBP), repurchase agreements and Federal funds purchased. Repurchase agreements and Federal funds purchased generally represent one-day borrowings. Borrowings at the FHLBP consist of overnight and 90 day borrowings. DNB had $23.3 million of repurchase agreements at December 31, 2010 with an average rate of .65% and $16.5 million of repurchase agreements at December 31, 2009 with an average rate of 1.38%.

        In addition to short-term borrowings, DNB maintains borrowing arrangements with a correspondent bank and the FHLBP, as well as access to the discount window at the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $197.5 million. DNB has a maximum borrowing capacity at the FHLBP of approximately $180.5 million. At December 31, 2010, DNB had $25.0 million of outstanding long-term advances, which mature at various dates through the year-ended December 31, 2015, as shown in the table below. These advances are collateralized by loans and investment securities, and a lien on the Bank's FHLBP stock. At December 31, 2009, DNB had $53.0 million of outstanding long-term advances with an average rate of 4.91%. All of the advances are convertible term advances and are callable, at the FHLBP's option, at various dates starting on March 23, 2011. If an advance is called by the FHLBP, DNB has the option of repaying the borrowing, or continuing to borrow at three month Libor plus 10-14 basis points, depending on the advance.

	December 31, 2010
(Dollars in thousands)	Weighted Average Rate	Amount

Due by December 31, 2011	5.46%	$5,000
Due by December 31, 2012	—	—
Due by December 31, 2013	2.48	10,000
Thereafter	5.86	10,000

Total	4.43%	$25,000

        Other borrowings at December 31, 2010 totaled $2.6 million and included a $621,000 lease obligation and a $2.0 million secured financing. In December, 2010, DNB transferred SBA loans of $2.0 million which were accounted for as a secured financing as of December 31, 2010. Pursuant to ASC 860, Transfers and Servicing, such SBA loan transfer are treated as a secured financing until the recourse period expires which is generally 90 days.

(8)    CAPITAL LEASE AND OPERATING LEASE OBLIGATIONS

        Included in other borrowings is a long-term capital lease agreement, which relates to DNB's West Goshen branch. As of December 31, 2010 the lease has a carrying amount of $375,000, net of accumulated depreciation of $375,000, and is included in the balance of office properties and equipment in the accompanying statements of financial condition. The following is a schedule of the future minimum lease payments, together with the present value of the net minimum lease payments, as of December 31, 2010:

(Dollars in thousands)	Year ended December 31 Amount

2011	$106
2012	106
2013	106
2014	107
2015	107
Thereafter	708

Total minimum lease payments	1,240
Less amount representing interest	(619)

Present value of net minimum lease payments	$621

        The following is a schedule of the future minimum operating lease payments as of December 31, 2010.

(Dollars in thousands)	Year ended December 31 Amount

2011	$590
2012	602
2013	605
2014	522
2015	421
Thereafter	1,617

Total minimum lease payments	$4,357

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

        The three levels of the fair value hierarchy under FASB ASC Topic 820 are as follows:

        Level 1—Quoted prices in active markets for identical securities.

        Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active and model derived valuations whose inputs are observable or whose significant value drivers are observable.

        Level 3—Instruments whose significant value drivers are unobservable.

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

        The following table summarizes the assets at December 31, 2010 and December 31, 2009 that are recognized on DNB's balance sheet using fair value measurement determined based on the differing levels of input.

	December 31, 2010
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value

Assets Measured at Fair Value on a Recurring Basis
US Government agency obligations	$—	$44,244	$—	$44,244
Government Sponsored Entities (GSE) mortgage-backed securities	—	63,998	—	63,998
Collateralized mortgage obligations (GSE)	—	16,618	—	16,618
Corporate bonds	—	17,288	—	17,288
Equity securities	13	—	—	13

Total assets measured at fair value on a recurring basis	$13	$142,148	$—	$142,161

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$—	$—	$4,320	$4,320
OREO & other repossessed property	—	—	4,324	4,324

Total assets measured at fair value on a nonrecurring basis	$—	$—	$8,644	$8,644

	December 31, 2009
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value

Assets Measured at Fair Value on a Recurring Basis
US Government agency obligations	$—	$62,060	$—	$62,060
Government Sponsored Entities (GSE) mortgage-backed securities	—	59,844	—	59,844
Collateralized mortgage obligations (GSE)	—	11,750	—	11,750
Corporate bonds	—	22,195	—	22,195
Equity securities	13	—	—	13

Total assets measured at fair value on a recurring basis	$13	$155,849	$—	$155,862

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$—	$—	$2,760	$2,760
OREO & other repossessed property	—	—	4,489	4,489

Total assets measured at fair value on a nonrecurring basis	$—	$—	$7,249	$7,249

        Impaired loans.    Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $7.2 million at December 31, 2010. Of this, $4.8 million had a valuation allowance of $493,000 and $2.4 million had no valuation allowance as of December 31, 2010. Impaired loans had a carrying amount of $9.0 million at December 31, 2009. Of this, $3.5 million had a valuation allowance of $737,000 and $5.5 million had no valuation allowance as of December 31, 2009.

        Other Real Estate Owned & other repossessed property.    Other real estate owned ("OREO") consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as OREO and other repossessed property are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. DNB had $4.3 million of such assets at December 31, 2010, which consisted of $4.1 million in OREO and $220,000 in other repossessed property. DNB had $4.5 million of such assets at December 31, 2009, which consisted of $4.4 million in OREO and $109,000 in other repossessed property. Subsequent to the repossession of these assets, DNB wrote down the carrying values by $37,000 in other repossessed assets during the year ending December 31, 2010.

        Below is management's estimate of the fair value of all financial instruments, whether carried at cost or fair value on the Company's consolidated balance sheet. The carrying amounts and estimated fair values of financial instruments at December 31, 2010 and December 31, 2009 are as follows:

	December 31
	2010		2009
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets
Cash and cash equivalents	$26,360	$26,360	$43,832	$43,832
AFS investment securities	142,161	142,161	155,862	155,862
HTM investment securities	8,431	8,723	44,166	43,742
Restricted stock	4,201	4,201	4,067	4,067
Loans and leases, net of allowance	390,287	391,091	353,950	346,986
Accrued interest receivable	2,283	2,283	2,703	2,703
Financial liabilities
Deposits	492,746	494,673	507,347	503,552
Borrowings	50,951	53,608	70,171	73,782
Junior subordinated debentures	9,279	9,132	9,279	5,647
Accrued interest payable	527	527	743	743
Off-balance sheet instruments	—	—	—	—

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

        Loans    Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial mortgages, residential mortgages, consumer and non-accrual loans. The fair value of performing loans is calculated by discounting expected cash flows using an estimated market discount rate. Expected cash flows include both contractual cash flows and prepayments of loan balances. Prepayments on consumer loans were determined using the median of estimates of securities dealers for mortgage-backed investment pools.

        The estimated discount rate considers credit and interest rate risk inherent in the loan portfolios and other factors such as liquidity premiums and incremental servicing costs to an investor. Management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented would be indicative of the value negotiated in an actual sale.

        The fair value for non-accrual loans not based on fair value of collateral was derived through a discounted cash flow analysis, which includes the opportunity costs of carrying a non-performing asset. An estimated discount rate was used for these non-accrual loans, based on the probability of loss and the expected time to recovery.

        Deposits and Borrowings    The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate money market accounts, savings accounts, and interest checking accounts approximate their fair values at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

        Off-balance-sheet Instruments (Disclosed at Cost)    Off-balance-sheet instruments are primarily comprised of loan commitments, which are generally priced at market at the time of funding. Fees on commitments to extend credit and stand-by letters of credit are deemed to be immaterial and these instruments are expected to be settled at face value or expire unused. It is impractical to assign any fair value to these instruments. At December 31, 2010, un-funded loan commitments totaled $65.7 million. Stand-by letters of credit totaled $2.4 million at December 31, 2010. At December 31, 2009, un-funded loan commitments totaled $55.2 million. Stand-by letters of credit totaled $2.8 million at December 31, 2009.

(11)    FEDERAL INCOME TAXES

        Income tax expense (benefit) was comprised of the following:

	Year Ended December 31
(Dollars in thousands)	2010	2009

Current tax expense:
Federal	$1,188	$786
State	1	8
Deferred income tax expense (benefit):
Federal	440	(432)
State	—	—

Income tax expense	$1,629	$362

        The effective income tax rates of 31% for 2010 and 20% for 2009 were different than the applicable statutory Federal income tax rate of 34%. The reason for these differences follows:

	Year Ended December 31
(Dollars in thousands)	2010	2009

Federal income taxes at statutory rate	$1,802	$650
Decrease resulting from:
Low income housing credits	(9)	(36)
Tax-exempt interest and dividend preference	(94)	(130)
Change in valuation allowance	—	(2)
Bank owned life insurance	(85)	(104)
Other, net increase	15	(16)

Income tax expense	$1,629	$362

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31
(Dollars in thousands)	2010	2009

Deferred tax assets:
Allowance for credit losses	$2,001	$1,862
Unrealized losses on securities	695	138
Unrealized losses on reclassified securities	—	202
Unrealized loss on pension obligation	447	406
AMT credit carry forward	33	361
Low income housing tax credit carry forward	—	343
Capital loss disallowance	—	441
State net operating losses	543	505
Unvested stock awards	27	65
Deferred gain on sale / leaseback on buildings	—	49
Deferred compensation (SERP)	358	338
Non-accrued interest	316	193
Joint venture difference	89	98
Deferred compensation (BOLI)	251	252
Provision for unfunded loans	48	50
OREO write-downs	77	—
Accrued expenses	31	11

Total gross deferred tax assets	4,916	5,314
Deferred tax liabilities:
Depreciation	(119)	(215)
Pension expense	(130)	(49)
Bank shares tax credit	(86)	(86)
Prepaid expenses	(216)	(152)

Total gross deferred tax liabilities	(551)	(502)

Valuation allowance	(543)	(946)

Net deferred tax asset	$3,822	$3,866

        As of December 31, 2010, DNB had no material unrecognized tax benefits or accrued interest and penalties. It is DNB's policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense. Federal and state tax years 2007 through 2010 were open for examination as of December 31, 2010.

        DNB had capital loss carryovers of $1,293,000 which expired on December 31, 2010. DNB had recorded a valuation allowance of $441,000 for the entire amount of tax benefits associated with this item. During 2009, DNB decreased the valuation allowance for federal tax assets by $2,000 related to realized capital gains that were offset by DNB's capital loss carryovers. In addition, DNB had net operating loss carryovers with the Commonwealth of Pennsylvania of $5.4 million and $5.1 million at December 31, 2010 and 2009, respectively for which a full valuation allowance has been established. These carryovers will expire in 2031. In addition, DNB had AMT carry forwards as of December 31, 2010 of $33,000. The AMT credit carry forward has an indefinite life. The LIHC carry forward has a life of twenty years and will begin to expire in the year 2026, if not used. We believe it is more likely than not that these tax credits will be utilized.

(12)    EARNINGS PER SHARE

        Basic earnings per share ("EPS") is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the treasury stock method and reflects the potential dilution that could occur from the exercise of stock options, and warrants and the amortized portion of unvested stock awards. Stock options and unvested stock awards for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. Treasury shares are not deemed outstanding for calculations. There were 186,311 anti-dilutive stock warrants outstanding, 158,975 anti-dilutive stock options outstanding, and 8,550 anti-dilutive stock awards at December 31, 2010. There were 186,311 anti-dilutive stock warrants, 169,503 anti-dilutive stock options outstanding and 24,101 anti-dilutive stock awards at December 31, 2009. See Note 17 for a discussion of stock warrants issued in conjunction with Preferred shares issued to the U.S. Treasury Department as part of the CPP. The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31
(In thousands, except share data)	2010			2009

	Income	Shares	Amount	Income	Shares	Amount

Basic EPS
Net income available to common stockholders	$3,052	2,636	$1.16	$982	2,607	$0.38

Diluted EPS
Effect of dilutive common stock awards	—	1	—	—	—	—

Net income available to common stockholders	$3,052	2,637	$1.16	$982	2,607	$0.38

(13)    OTHER COMPREHENSIVE INCOME (LOSS)

        The components of "Other Comprehensive Income (Loss)" and the related tax effects are as follows:

(Dollars in thousands)	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount

Year Ended December 31, 2010:
Unrealized gains on securities:
Unrealized holding gains arising during the period	$369	$(125)	$244
Accretion of discount on AFS to HTM reclassification	594	(202)	392
Less reclassification for gains included in net income	(2,007)	682	(1,325)
Unrealized actuarial losses—pension	(121)	41	(80)

Other comprehensive loss	$(1,165)	$396	$(769)

Year Ended December 31, 2009:
Unrealized gains on securities:
Unrealized holding gains arising during the period	$1,557	$(530)	$1,027
Accretion of discount on AFS to HTM reclassification	89	(30)	59
Less reclassification for gains included in net income	(1,364)	464	(900)
Unrealized actuarial gains—pension	583	(198)	385

Other comprehensive income	$865	$(294)	$571

        The components of accumulated other comprehensive income (loss) included in stockholders' equity, are as follows:

(Dollars in thousands)	Before-Tax Amount	Tax Effect	Net-of-Tax Amount

December 30, 2010
Net unrealized loss on AFS securities	$(2,044)	$695	$(1,349)
Discount on AFS to HTM reclassification	—	—	—
Unrealized actuarial losses-pension	(1,314)	447	(867)

Total of all items above	$(3,358)	$1,142	$(2,216)

December 31, 2009
Net unrealized loss on AFS securities	$(406)	$138	$(268)
Discount on AFS to HTM reclassification	(594)	202	(392)
Unrealized actuarial losses-pension	(1,193)	406	(787)

Total of all items above	$(2,193)	$746	$(1,447)

        DNB reclassified its taxable municipal securities portfolio from AFS to HTM on September 30, 2008. The difference between the municipal portfolio's book value and their fair value at that time was treated like a discount and accreted into interest income over the remaining life of the securities. The securities were sold in 2010 (see discussion of sale of HTM securities in Footnote 2, Investment Securities, in this Form 10-K), therefore there is no remaining discount on AFS to HTM reclassification in other comprehensive income at December 31, 2010.

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

        Effective December 31, 2003, DNB amended its Plan to curtail future eligibility and so that no participants will earn additional benefits under the Plan after December 31, 2003. As a result of this amendment, no further service or compensation was credited under the Plan after December 31, 2003. The Plan, although frozen, will continue to provide benefit payments and employees can still earn vesting credits until retirement.

        The following table sets forth the Plan's funded status, as of the measurement dates of December 31, 2010 and 2009 and amounts recognized in DNB's consolidated financial statements at December 31, 2010 and 2009:

	December 31
(Dollars in thousands)	2010	2009

Projected benefit obligation	$(6,629)	$(6,715)

Accumulated benefit obligation	(6,629)	(6,715)
Fair value of plan assets	5,696	6,015

Amounts recognized in the statement of financial position consist of:
Liabilities	$(933)	$(700)

Funded status	$(933)	$(700)

Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net loss	$1,314	$1,193

Total	$1,314	$1,193

        The amounts and changes in DNB's pension benefit obligation and fair value of plan assets for the years ended December 31, 2010 and 2009 are as follows:

	Year ended December 31
(Dollars in thousands)	2010	2009

Change in benefit obligation
Benefit obligation at beginning of year	$6,715	$6,428
Interest cost	394	393
Actuarial loss	507	217
Benefits paid	(1,008)	(323)
Service cost	21	—

Benefit obligation at end of year	$6,629	$6,715

Change in plan assets
Fair value of assets at beginning of year	$6,015	$5,308
Actual return on plan assets	744	1,056
Benefits paid	(1,008)	(323)
Estimated expenses	(55)	(26)

Fair value of assets at end of year	$5,696	$6,015

        The Plan's assets are invested using an asset allocation strategy in units of certain equity, bond, real estate and money market funds. The following table summarizes the weighted average asset allocations as of the dates indicated:

	December 31
	2010	2009

Cash and cash equivalents	6.1%	6.8%

Equity securities	44.8	20.0
Fixed income securities	49.1	73.2

Total	100.0%	100.0%

        Equity securities consist mainly of equity common trust funds and mutual funds. Fixed income securities consist mainly of fixed income common trust funds and individual securities. Pension plan assets are invested with a moderate growth objective, with target asset allocations of approximately 50 - 60% bonds and cash and approximately 40 - 50% in stocks.

        Net periodic pension costs for the years indicated include the following components:

	Year Ended December 31
(Dollars in thousands)	2010	2009

Service cost	$21	$21
Interest cost	394	393
Expected return on plan assets	(351)	(306)
Recognized net actuarial loss	48	54

Net periodic cost	$112	$162

Assumptions used:
Discount rate	5.40%	6.00%
Rate of increase in compensation level	N/A	N/A
Expected long-term rate of return on assets	6.00	6.00

DNB's estimated future benefit payments are as follows:

(Dollars in thousands)	Period	Benefits

	2011	$308
	2012	325
	2013	322
	2014	358
	2015	400
	2016-2020	2,264

        The fair value of DNB's pension plan assets by asset category are as follows:

	December 31, 2010
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value

Mutual fund-equity
US equities	$1,325	$—	$—	$1,325
International equities	998	—	—	998
Real estate	231	—	—	231
Mutual funds—fixed income
Domestic fixed income	993	—	—	993
US corporate bonds, notes and cash
Corporate bonds	—	1,803	—	1,803
Cash	346	—	—	346

Total assets measured at fair value on a recurring basis	$3,893	$1,803	$—	$5,696

	December 31, 2009
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value

Mutual fund-equity
US equities	$715	$—	$—	$715
International equities	303	—	—	303
Real estate	180	—	—	180
Mutual funds—fixed income
Domestic fixed income	2,976	—	—	2,976
US corporate bonds, notes and cash
Corporate bonds	—	1,404	—	1,404
Cash	437	—	—	437

Total assets measured at fair value on a recurring basis	$4,611	$1,404	$—	$6,015

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

        The Replacement Plan provides that the Bank and the Executive share in the rights to the cash surrender value and death benefits of a split-dollar life insurance policy (the "Policy") The policy is designed to provide the Executive, upon attaining age 65, with projected annual after-tax payments of approximately $35,000. In addition, the Policy is intended to provide the Executive with a projected death benefit of $750,000.

        In July 2008, DNB commenced making monthly payments of $3,658 to the Executive. The remaining liability under the plan was $740,000 and $740,000 as of December 31, 2010 and 2009, respectively. The annual expense for the same respective periods was $44,000 and $44,000.

        Supplemental Executive Retirement Plan for Chairman and Chief Executive Officer    On December 20, 2006, the Board of Directors of DNB Financial Corporation approved, and effective April 1, 2007 and December 8, 2008 modified, a Supplemental Executive Retirement Plan (also known as a SERP) for its Chairman and Chief Executive Officer, William S. Latoff. The purpose of the SERP is to provide Mr. Latoff a pension supplement beginning at age 70 for 15 years in approximately equal amounts each year and to compensate him for the loss of retirement plan funding opportunities from his other business interests because of his commitments to DNB as Chairman and CEO.

        The remaining liability under the plan was $1.1 million and $995,000 as of December 31, 2010 and 2009, respectively. The annual expense for the same respective periods was $60,000 and $243,000.

        401(k) Retirement Savings Plan    In 1994, the Bank adopted a retirement savings plan intended to comply with Section 401(k) of the Internal Revenue Code of 1986. Participants are permitted to authorize pre-tax savings contributions to a separate trust established under the 401(k) plan, subject to limitations on deductibility of contributions imposed by the Internal Revenue Code. Effective July 1, 2007 the Bank amended the plan to allow after-tax contributions to be made as well. The contributions are subject to the same limitations. Effective January 1, 2010, management indicated that it would evaluate discretionary matching contributions each quarter based upon DNB's financial performance. The Corporation had no matching contributions to the 401(k) plan in 2010 and 2009.

        Profit Sharing Plan    The Bank maintains a Profit Sharing Plan for eligible employees. The plan provides that the Bank make contributions beginning in 2005 for the 2004 plan year equal to 3% of the eligible participant's W-2 wages. DNB's related expense associated with the Profit Sharing Plan was $216,000 and $202,000 in 2010 and 2009, respectively.

        Stock Option Plan    DNB has a Stock Option Plan for employees and directors. Under the plan, options (both qualified and non-qualified) to purchase a maximum of 643,369 (as adjusted for subsequent stock dividends) shares of DNB's common stock could be issued to employees and directors.

        Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years. Vesting of options under the plan is determined by the Plan Committee. There were 189,007 and 223,079 shares available for grant at December 31, 2010 and 2009, respectively. All options with the exception of 44,600 options granted on April 23, 2010 are immediately exercisable. The options granted on April 23, 2010 have a fair value of $100,000 or $2.25 per share, based on a risk free interest rate of 3.273%, a dividend yield of 1.73% and a volatility of 35.564% and are subject to four year cliff vesting. These options which expire on April 23, 2017 if not exercised or cancelled, have an exercise price of $6.93 per share, and the shares are restricted from resale for two years after exercise. These options are exercisable only at and after such time as the market value of the common stock first equals or exceeds $7.97, which is 115% of the $6.93 exercise price. DNB expensed $17,000 during the twelve months ended December 31, 2010 and anticipates additional expense of $83,000 through April 23, 2014, the date the options can first be exercised.

        Stock option activity is indicated below:

	Number Outstanding	Weighted Average Exercise Price

Outstanding January 1, 2009	191,247	$19.03
Issued	—	—
Exercised	—	—
Forfeited	(2,515)	20.24
Expired	(19,229)	17.40

Outstanding December 31, 2009	169,503	19.19
Issued	44,600	6.93
Exercised	—	—
Forfeited	(1,109)	20.95
Expired	(9,419)	9.23

Outstanding December 31, 2010	203,575	$16.96

        The weighted-average price and weighted average remaining contractual life for the outstanding options are listed below for the dates indicated.

December 31, 2010

			Weighted Average
Range of Exercise Prices
	Number Outstanding	Number Exercisable	Exercise Price	Remaining Contractual Life	Intrinsic Value

$ 6.93-10.99	44,600	—	$6.93	6.32 years	$92,322
11.00-13.99	9,414	9,414	11.16	0.50 years	—
14.00-19.99	82,419	82,419	17.44	3.98 years	—
20.00-22.99	19,101	19,101	22.78	3.98 years	—
23.00-24.27	48,041	48,041	24.27	4.30 years	—

Total	203,575	158,975	$16.96	4.40 years	$92,322

December 31, 2009

			Weighted Average
Range of Exercise Prices
	Number Outstanding	Number Exercisable	Exercise Price	Remaining Contractual Life	Intrinsic Value

$ 6.93-10.99	9,419	9,419	$9.23	0.50 years	$—
11.00-13.99	9,414	9,414	11.16	1.50 years	—
14.00-19.99	82,805	82,805	17.44	4.98 years	—
20.00-22.99	19,824	19,824	22.78	4.98 years	—
23.00-24.27	48,041	48,041	24.27	5.30 years	—

Total	169,503	169,503	$19.19	4.63 years	$—

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

        Share awards granted by the plan were recorded at the date of award based on the market value of shares. Awards are being amortized to expense over the three-year cliff-vesting period. DNB records compensation expense equal to the value of the shares being amortized. For the twelve-month periods ended December 31, 2010 and 2009, $121,000 and $105,000 was amortized to expense. At December 31, 2010, approximately $102,000 in additional compensation will be recognized over the weighted average remaining service period of approximately 1.80 years. At December 31, 2010, 192,420 shares were reserved for future grants under the plan. Stock grant activity is indicated below.

	Shares	Weighted Average Stock Price

Non-vested stock awards—January 1, 2009	24,574	$13.49
Granted	—	—
Forfeited	(473)	16.14
Vested	—	—

Non-vested stock awards—December 31, 2009	24,101	$13.43

Granted	14,200	6.93
Forfeited	(707)	10.55
Vested	(14,844)	15.81

Non-vested stock awards—December 31, 2010	22,750	$7.91

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

        DNB had outstanding stand-by letters of credit totaling $2.4 million and unfunded loan and lines of credit commitments totaling $65.7 million at December 31, 2010, of which, $61.9 million were variable rate and $3.8 million were fixed rate.

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

        DNB maintains borrowing arrangements with correspondent banks and the FHLB of Pittsburgh, as well as access to the discount window at the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $197.5 million.

        Approximately $46.8 million of assets were held by DNB Wealth Management in a fiduciary, custody or agency capacity at December 31, 2010. These assets are not assets of DNB, and are not included in the consolidated financial statements.

        DNB is a party to a number of lawsuits arising in the ordinary course of business. While any litigation causes an element of uncertainty, management is of the opinion that the liability, if any, resulting from the actions, will not have a material effect on the accompanying financial statements.

(16)    PARENT COMPANY FINANCIAL INFORMATION

        Condensed financial information of DNB Financial Corporation (parent company only) follows:

Condensed Statements of Financial Condition	December 31
(Dollars in thousands)	2010	2009

Assets
Cash	$605	$1,071
Investment securities	13	13
Investment in subsidiary	54,122	51,347
Other assets	130	138

Total assets	$54,870	$52,569

Liabilities and Stockholders' Equity
Liabilities
Junior subordinated debentures	$9,279	$9,279
Other liabilities	383	414

Total liabilities	9,662	9,693

Stockholders' equity	45,208	42,876

Total liabilities and stockholders' equity	$54,870	$52,569

Condensed Statements of Operations	Year Ended December 31
(Dollars in thousands)	2010	2009

Income:
Equity in undistributed income of subsidiary	$4,047	$1,740
Dividends from subsidiary	—	338
Other income	(3)	1

Total income	4,044	2,079

Expenses:
Interest expense	374	530
Other expenses	—	—

Total expense	374	530

Net income	$3,670	$1,549

Condensed Statements of Cash Flows	Year Ended December 31
(Dollars in thousands)	2010	2009

Cash Flows From Operating Activities:
Net income	$3,670	$1,549
Adjustments to reconcile net income to net cash (used)
provided by operating activities:
Equity in undistributed income of subsidiary	(4,047)	(1,740)
Loss on sale of asset	3	—
Unvested stock amortization	124	105
Net change in other liabilities	(31)	(50)
Net change in other assets	6	7

Net Cash (Used) Provided by Operating Activities	(275)	(129)

Cash Flows From Investing Activities:
Payments for investments in and advances to subsidiaries	(142)	(114)
Capital contributed to subsidiary	—	(10,000)
Dividend from subsidiary	642	442
Other, net	2	—

Net Cash (Used) Provided by Investing Activities	502	(9,672)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	212	107
Purchase of treasury stock	—	(23)
Proceeds from issuance of preferred stock	—	11,634
Dividends paid	(905)	(1,051)

Net Cash (Used) Provided by Financing Activities	(693)	10,667

Net Change in Cash and Cash Equivalents	(466)	866

Cash at Beginning of Period	1,071	205

Cash at End of Period	$605	$1,071

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

        Federal banking agencies impose three minimum capital requirements—Total risk-based, Tier 1 risk-based and Leverage capital. The risk-based capital ratios measure the adequacy of a bank's capital against the riskiness of its assets and off-balance sheet activities. Failure to maintain adequate capital is a basis for "prompt corrective action" or other regulatory enforcement action. In assessing a bank's capital adequacy, regulators also consider other factors such as interest rate risk exposure; liquidity, funding and market risks; quality and level of earnings; concentrations of credit, quality of loans and investments; risks of any nontraditional activities; effectiveness of bank policies; and management's overall ability to monitor and control risks.

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

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

DNB Financial Corporation
December 31, 2010:
Total risk-based capital	$61,653	14.28%	$34,531	8.00%	N/A	N/A
Tier 1 risk-based capital	56,255	13.03	17,265	4.00	N/A	N/A
Tier 1 (leverage) capital	56,255	9.25	24,324	4.00	N/A	N/A

December 31, 2009:
Total risk-based capital	$58,184	14.27%	$32,609	8.00%	N/A	N/A
Tier 1 risk-based capital	53,088	13.02	16,304	4.00	N/A	N/A
Tier 1 (leverage) capital	53,088	8.33	25,486	4.00	N/A	N/A

DNB First, N.A.
December 31, 2010:
Total risk-based capital	$61,288	14.21%	$34,497	8.00%	$43,121	10.00%
Tier 1 risk-based capital	55,890	12.96	17,248	4.00	25,872	6.00
Tier 1 (leverage) capital	55,890	9.20	24,306	4.00	30,383	5.00

December 31, 2009:
Total risk-based capital	$57,388	14.09%	$32,574	8.00%	$40,718	10.00%
Tier 1 risk-based capital	52,292	12.85	16,287	4.00	24,431	6.00
Tier 1 (leverage) capital	52,292	8.21	25,467	4.00	31,834	5.00

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of DNB Financial Corporation

        We have audited the accompanying consolidated statements of financial condition of DNB Financial Corporation and subsidiaries (the "Corporation") as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for the years then ended. DNB Financial Corporation's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DNB Financial Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Malvern, Pennsylvania
March 22, 2011

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.        Controls and Procedures

        DNB's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2010, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that DNB's current disclosure controls and procedures are effective and timely, providing them with material information relating to DNB and its subsidiaries required to be disclosed in the report DNB files under the Exchange Act.

Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the effectiveness of the Corporation's internal control over financial reporting at December 31, 2010. To make this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management believes that, as of December 31, 2010 the Corporation's internal control over financial reporting was effective. This annual report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to the exemption provided to issuers that are not "large accelerated filers" or "accelerated filers".

Item 9B.        Other Information

        None

Part III

Item 10.        Directors and Executive Officers of the Registrant

        The information required herein with respect to Registrant's directors and officers is incorporated by reference to pages 7-38 of the Registrant's Proxy Statement for the 2011 Annual Meeting of Stockholders, and the information required herein with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to page 8 of the Registrant's Proxy Statement for the Annual Meeting of Shareholders. The Registrant has adopted a Code of Ethics that applies to the Registrant's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Registrant's current Code of Ethics is incorporated herein by reference as Exhibit 14 to this report.

Item 11.        Executive Compensation

        The information required herein is incorporated by reference to pages 22-26 of the Registrant's Proxy Statement for the 2011 Annual Meeting of Shareholders.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        (a)   Information Regarding Equity Compensation Plans

        The following table summarizes certain information relating to equity compensation plans maintained by the Registrant as of December 31, 2010:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders:
1995 Stock Option Plan	203,575	$16.96	189,007
2004 Incentive Equity and Deferred Compensation Plan	22,750	7.91	192,420
Equity compensation plans not approved by security holders	—	—	—

Total	226,325	$16.05	381,427

        (b)   The balance of the information required herein is incorporated by reference to Page 7 of the Registrant's Proxy Statement for the 2011 Annual Meeting of Shareholders.

Item 13.        Certain Relationships and Related Transactions and Director Independence

        The information required herein is incorporated by reference to pages 37-38 of the Registrant's Proxy Statement for the 2011 Annual Meeting of Shareholders.

Item 14.        Principal Accountant Fees and Services

        The information required herein is incorporated by reference to page 39 of the Registrant's Proxy Statement for the 2011 Annual Meeting of Shareholders.

Part IV

Item 15.        Exhibits, Financial Statement Schedules.

        (a)(1) Financial Statements.

        The consolidated financial statements listed below, together with an opinion of ParenteBeard LLC dated March 22, 2011 for the year ending December 31, 2010 with respect thereto, are set forth beginning at page 83 of this report under Item 8, "Financial Statements and Supplementary Data."

        (a)(2) Not applicable

        (a)(3) Exhibits, pursuant to Item 601 of Regulation S-K.

        The exhibits listed on the Index to Exhibits on pages 96-100 of this report are incorporated by reference or filed or furnished herewith in response to this Item.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNB FINANCIAL CORPORATION
March 22, 2011
	BY:	/s/ WILLIAM S. LATOFF William S. Latoff, Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WILLIAM J. HIEB William J. Hieb, President and Chief Risk & Credit Officer	March 22, 2011
/s/ GERALD F. SOPP Gerald F. Sopp Chief Financial Officer (Principal Accounting Officer)	March 22, 2011
/s/ THOMAS A. FILLIPPO Thomas A. Fillippo Director	March 22, 2011
/s/ GERARD F. GRIESSER Gerard F. Griesser Director	March 22, 2011
/s/ MILDRED C. JOYNER Mildred C. Joyner Director	March 22, 2011
/s/ JAMES J. KOEGEL James J. Koegel Director	March 22, 2011
/s/ JAMES H. THORNTON James H. Thornton Vice-Chairman of the Board	March 22, 2011

Index to Exhibits

Exhibit No. Under Item 601 of Regulation S-K
3(i)	Amended and Restated Articles of Incorporation, as amended effective December 8, 2008, filed March 31, 2009 as item 3(i) to Form 10-K for the fiscal year-ended December 31, 2008 (No. 0-16667) and incorporated herein by reference.
(ii)	Bylaws of the Registrant as amended December 8, 2008, filed March 31, 2009 as item 3(ii) to Form 10-K for the fiscal year-ended December 31, 2008 (No. 0-16667) and incorporated herein by reference.
(iii)	Certificate of Designations of Fixed Rate Cumulative Preferred Stock, Series 2008A of DNB Financial Corporation, filed as Exhibit 4.3 to Form 8-K (No. 016667) on January 26, 2009 and incorporated herein by reference.
4(a)	Registrant has certain debt obligations outstanding, for none of which do the instruments defining holders rights authorize an amount of securities in excess of 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. Registrant agrees to furnish copies of such agreements to the Commission on request.
(b)	Form of Preferred Stock Certificate to the United States Department of the Treasury, filed as Exhibit 4.4 to Form 8-K (No. 016667) on January 30, 2009 and incorporated herein by reference.
(c)	Form of Warrant to Purchase Common Stock to the United States Department of the Treasury, filed as Exhibit 4.5 to Form 8-K (No. 016667) on January 30, 2009 and incorporated herein by reference.
10(a)*	Amended and Restated Change of Control Agreements dated December 20, 2006 between DNB Financial Corporation and DNB First, N.A. and the following executive officers, each in the form filed March 26, 2007 as item 10(a) to Form 10-K for the fiscal year-ended December 31, 2006 (No. 0-16667) and incorporated herein by reference: Bruce E. Moroney, C. Tomlinson Kline III, and Richard J. Hartmann.
(b)**	1995 Stock Option Plan of DNB Financial Corporation (as amended and restated, effective as of April 27, 2004), filed on March 29, 2004 as Appendix A to Registrant's Proxy Statement for its Annual Meeting of Stockholders held April 27, 2004, and incorporated herein by reference.
(c)*	Form of waiver signed by William S. Latoff, William J. Hieb, Gerald F. Sopp, Bruce E. Moroney and Albert J. Melfi, Jr., each dated January 30, 2009, with respect to U.S. Treasury TARP Capital Purchase Program, filed as Exhibit 4.6 to Form 8-K (No. 016667) on January 30, 2009 and incorporated herein by reference.
(d)**	DNB Financial Corporation Incentive Equity and Deferred Compensation Plan (As Amended and Restated Effective May 5, 2009), filed March 31, 2009 as Appendix A to Registrant's definitive proxy statement on Schedule 14-A (No. 0-16667) and incorporated herein by reference.
(e)*	Amended and Restated Change of Control Agreement among DNB Financial Corporation, DNB First, N.A. and William S. Latoff, dated December 20, 2006, filed March 26, 2007 as item 10(e) to Form 10-K for the fiscal year-ended December 31, 2006 (No. 0-16667) and incorporated herein by reference.

(f)*	Agreement of Lease dated February 10, 2005 between Headwaters Associates, a Pennsylvania general partnership, as Lessor, and DNB First, National Association as Lessee for a portion of premises at 2 North Church Street, West Chester, Pennsylvania, filed March 10, 2005 as Item 10(l) to Form 10-K for the fiscal year ended December 31, 2004 (No. 0-16667) and incorporated herein by reference, as amended by Addendum to Agreement of Lease dated as of November 15, 2005, filed March 23, 2006 as Item 10(l) to Form 10-K for the fiscal year ended December 31, 2005 (No. 0-16667) and incorporated herein by reference, and as further amended by Second Addendum to Agreement of Lease dated as of May 25, 2006, filed August 14, 2006 as Item 10(l) to Form 10-Q for the fiscal quarter ended June 30, 2006 (No. 0-16667) and incorporated herein by reference, and as further amended by Third Addendum to Agreement of Lease dated as of June 9, 2010, filed August 13, 2010 as Item 10(f) to Form 10-Q for the fiscal quarter ended June 30, 2010 (No. 0-16667) and incorporated herein by reference.
(g)	Marketing Services Agreement between TSG, Inc., a Pennsylvania business corporation (the "Service Provider") for which Eli Silberman, a Director of Registrant, is the President and owner dated December 17, 2008, filed March 31, 2009 as item 10(g) to Form 10-K for the fiscal year-ended December 31, 2008 (No. 0-16667) and incorporated herein by reference
(h)**	Form of Stock Option Agreement for grants prior to 2005 under the Registrant's Stock Option Plan, filed May 11, 2005 as Item 10(n) to Form 10-Q for the fiscal quarter ended March 31, 2005 (No. 0-16667) and incorporated herein by reference.
(i)**	Form of Nonqualified Stock Option Agreement for April 18, 2005 and subsequent grants prior to April 23, 2010 under the Stock Option Plan, filed May 11, 2005 as Item 10(o) to Form 10-Q for the fiscal quarter ended March 31, 2005 (No. 0-16667) and incorporated herein by reference.
(j)	Agreement of Sale dated June 1, 2005 between DNB First, National Association (the "Bank"), as seller, and Papermill Brandywine Company, LLC, a Pennsylvania limited liability company, as buyer ("Buyer") with respect to the sale of the Bank's operations center and an adjunct administrative office (the "Property") and accompanying (i) Agreement of Lease between the Buyer as landlord and the Bank as tenant, pursuant to which the Property will be leased back to the Bank, and (ii) Parking Easement Agreement to provide cross easements with respect to the Property, the Buyer's other adjoining property and the Bank's other adjoining property, filed August 15, 2005 as Item 10(p) to Form 10-Q for the fiscal quarter ended June 30, 2005 (No. 0-16667) and incorporated herein by reference.
(k)	Agreement of Lease dated November 18, 2005 between Papermill Brandywine Company, LLC, a Pennsylvania limited liability company ("Papermill"), as Lessor, and DNB First, National Association as Lessee for the banks operations center and adjunct administrative office, filed March 23, 2006 as Item 10(q) to Form 10-K for the fiscal year ended December 31, 2005 (No. 0-16667) and incorporated herein by reference.
(l)*	Amended and Restated Change of Control Agreement among DNB Financial Corporation, DNB First, N.A. and William J. Hieb, filed May 15, 2007 as Item 10(l) to Form 10-Q for the fiscal quarter ended March 31, 2007 (No. 0-16667) and incorporated herein by reference.

(m)**	Form of Nonqualified Stock Option Agreement for grants on and after December 22, 2005 and prior to April 23, 2010 under the Stock Option Plan, filed March 23, 2006 as Item 10(s) to Form 10-K for the fiscal year ended December 31, 2005 (No. 0-16667) and incorporated herein by reference.
(n)*	Deferred Compensation Plan For Directors of DNB Financial Corporation (adopted effective October 1, 2006), filed November 14, 2006 as Item 10(s) to Form 10-Q for the fiscal quarter ended September 30, 2006 (No. 0-16667) and incorporated herein by reference.
(o)*	DNB Financial Corporation Deferred Compensation Plan (adopted effective October 1, 2006), filed November 14, 2006 as Item 10(t) to Form 10-Q for the fiscal quarter ended September 30, 2006 (No. 0-16667) and incorporated herein by reference.
(p)*	Trust Agreement, effective as of October 1, 2006, between DNB Financial Corporation and DNB First, National Association (Deferred Compensation Plan), filed November 14, 2006 as Item 10(u) to Form 10-Q for the fiscal quarter ended September 30, 2006 (No. 0-16667) and incorporated herein by reference.
(q)*	Change of Control Agreements among DNB Financial Corporation, DNB First, N.A. and each of the following executive officers, each in the form filed March 26, 2007 as item 10(q) to Form 10-K for the fiscal year-ended December 31, 2006 (No. 0-16667) and incorporated herein by reference: Albert J. Melfi, Jr. and Gerald F. Sopp.
(r)*	DNB Financial Corporation Supplemental Executive Retirement Plan for William S. Latoff as amended and restated effective April 1, 2007, filed May 15, 2007 as Item 10(r) to Form 10-Q for the fiscal quarter ended March 31, 2007 (No. 0-16667) and incorporated herein by reference, as further amended by Amendment dated December 8, 2008, filed March 31, 2009 as item 3(r) to Form 10-K for the fiscal year-ended December 31, 2008 (No. 0-16667) and incorporated herein by reference.
(s)*	Trust Agreement effective as of December 20, 2006 between DNB Financial Corporation and DNB First, N.A. (William S. Latoff SERP), filed March 26, 2007 as item 10(s) to Form 10-K for the fiscal year-ended December 31, 2006 (No. 0-16667) and incorporated herein by reference, as modified by Agreement to Terminate Trust dated as of April 1, 2007, filed May 15, 2007 as Item 10(s) to Form 10-Q for the fiscal quarter ended March 31, 2007 (No. 0-16667) and incorporated herein by reference.
(t)*	DNB Offer Letter to Albert J. Melfi, Jr., dated November 10, 2006, filed March 26, 2005 as item 10(t) to Form 10-K for the fiscal year-ended December 31, 2006 (No. 0-16667) and incorporated herein by reference.
(u)*	DNB Offer Letter to Gerald F. Sopp, dated December 20, 2006, filed March 26, 2007 as item 10(u) to Form 10-K for the fiscal year-ended December 31, 2006 (No. 0-16667) and incorporated herein by reference.
(v)**	Form of Restricted Stock Award Agreement dated November, 28, 2007, filed March 28, 2008 as item 10(v) to Form 10-K for the fiscal year-ended December 31, 2007 (No. 0-16667) and incorporated herein by reference.

(w)*	Amendments dated December 16, 2009 to Change of Control Agreements among DNB Financial Corporation, DNB First, N.A. and William S. Latoff, William J. Hieb, Albert J. Melfi, Richard J. Hartman, Gerald F. Sopp and Bruce E. Moroney with respect to compliance with certain provisions of the Emergency Economic Stabilization Act of 2008 ("EESA"), the American Recovery Reinvestment Act of 2009 ("ARRA") and the provisions of the Interim Final Rule on "TARP Standards for Compensation and Corporate Governance" published by the United States Treasury Department ("UST") on June 15, 2009, filed March 26, 2010 as item 10(w) to Form 10-K for the fiscal year ended December 31, 2009 (No. 0-16667) and incorporated herein by reference.
(x)**	Restricted Stock Award Agreement dated April 23, 2010 between DNB Financial Corporation and William S. Latoff, filed August 13, 2010 as Item 10(x) to Form 10-Q for the fiscal quarter ended June 30, 2010 (No. 0-16667) and incorporated herein by reference.
(y)**	Form of Restricted Stock Option Agreement for non-employee directors for awards made on and after April 23, 2010 pursuant to the 1995 Stock Option Plan of DNB Financial Corporation (as amended and restated, effective as of April 27, 2004), filed August 13, 2010 as Item 10(y) to Form 10-Q for the fiscal quarter ended June 30, 2010 (No. 0-16667) and incorporated herein by reference.
(z)**	Form of Restricted Stock Option Agreement for employees for awards made on and after April 23, 2010 pursuant to the 1995 Stock Option Plan of DNB Financial Corporation (as amended and restated, effective as of April 27, 2004), filed August 13, 2010 as Item 10(z) to Form 10-Q for the fiscal quarter ended June 30, 2010 (No. 0-16667) and incorporated herein by reference.
(aa)**	Form of Amendment effective April 23, 2010, to the Restricted Stock Award agreements made between James H. Thornton, James J. Koegel, Mildred C. Joyner and Thomas A. Fillippo, non-employee Directors of the registrant, and the registrant on November 28, 2007 and December 17, 2008, filed August 13, 2010 as Item 10(aa) to Form 10-Q for the fiscal quarter ended June 30, 2010 (No. 0-16667) and incorporated herein by reference.
(bb)**	Form of Amendment effective April 23, 2010, to the Restricted Stock Award agreements made between Eli Silberman, a non-employee Director of the registrant, and the registrant on November 28, 2007 and December 17, 2008, filed August 13, 2010 as Item 10(bb) to Form 10-Q for the fiscal quarter ended June 30, 2010 (No. 0-16667) and incorporated herein by reference.
(cc)**	Form of Amendment effective April 23, 2010, to the Restricted Stock Award agreements made between William S. Latoff, William J. Hieb, Albert J. Melfi, Gerald F. Sopp and Bruce E. Moroney, officers of the registrant, and the registrant on November 28, 2007 and December 17, 2008, filed August 13, 2010 as Item 10(cc) to Form 10-Q for the fiscal quarter ended June 30, 2010 (No. 0-16667) and incorporated herein by reference.
11	Registrant's Statement of Computation of Earnings Per Share is set forth in Footnote 12 to Registrant's consolidated financial statements at page 79 of this Form 10-K under Item 8, "Financial Statements and Supplementary data," and is incorporated herein by reference.
14	Code of Ethics as amended and restated effective February 23, 2005, filed March 10, 2005 as Item 10(m) to Form 10-K for the fiscal year ended December 31, 2004 (No. 0-16667) and incorporated herein by reference.

21	List of Subsidiaries, filed herewith.
23	Consent of ParenteBeard LLC, filed herewith.
31.1	Rule 13a-14(a)/15d-14 (a) Certification of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a)/15d-14 (a) Certification of Chief Financial Officer, filed herewith.
32.1	Section 1350 Certification of Chief Executive Officer, filed herewith.
32.2	Section 1350 Certification of Chief Financial Officer, filed herewith.
99.1	Certification Pursuant to 12 C.F.R. 30.7(A)

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
484-359-3143 or gsopp@dnbfirst.com
 INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM
ParenteBeard LLC
1200 Atwater Drive, Suite 225
Malvern, PA 19355
 COUNSEL
Stradley, Ronon, Stevens and
Young, LLP
30 Valley Stream Parkway
Malvern, PA 19355
 REGISTRAR AND STOCK
TRANSFER AGENT
Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016
800-368-5948
www.rtco.com
 MARKET MAKERS
Boenning & Scattergood, Inc.
800-842-8928
Janney Montgomery Scott, Inc.
800-526-6397

DIRECTORS
William S. Latoff
Chairman and Chief Executive
Officer
James H. Thornton
Vice Chairman
Thomas A. Fillippo, Sr.
William J. Hieb
Gerard F. Griesser
Mildred C. Joyner
James J. Koegel
 DIRECTORS EMERITUS
Robert J. Charles
Vernon J. Jameson
Eli Silberman
Henry F. Thorne

EXECUTIVE OFFICERS
William S. Latoff
Chairman and Chief Executive
Officer
William J. Hieb
President and Chief Risk & Credit Officer
Albert J. Melfi, Jr.
Executive Vice President
Chief Lending Officer
Bruce E. Moroney
Executive Vice President
Chief Accounting Officer
Gerald F. Sopp
Executive Vice President
Chief Financial Officer & Secretary