Form 10-Q
period 2011-03-31
DNB FINANCIAL CORP /PA/
filed 2011-05-11
CIK 713671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: March 31, 2011
or
[  ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ________________ to _____________

Commission File Number: 1-34242
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

  Large accelerated filer   ☐                                                                          Accelerated filer                     ☐
Non-accelerated filer     ☐                                                                           Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 Par Value) (Class)	2,672,055 (Shares Outstanding as of May 10, 2011)

DNB FINANCIAL CORPORATION AND SUBSIDIARY

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

DNB Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition (Unaudited)

	March 31,	December 31,
(Dollars in thousands, except per share data)	2011	2010
Assets
Cash and due from banks	$17,714	$18,360
Federal funds sold	6,445	8,000
Cash and cash equivalents	24,159	26,360
AFS investment securities (amortized cost of $140,886 and $144,205)	139,267	142,161
HTM investment securities (fair value of $9,197 and $8,723)	8,931	8,431
Total investment securities	148,198	150,592
Loans and leases	409,501	396,171
Allowance for credit losses	(6,307)	(5,884)
Net loans and leases	403,194	390,287
Restricted stock	4,046	4,201
Office property and equipment, net	8,145	8,248
Accrued interest receivable	2,512	2,283
OREO & other repossessed property	4,338	4,324
Bank owned life insurance (BOLI)	8,197	8,137
Core deposit intangible	179	160
Net deferred taxes	3,677	3,822
Other assets	3,364	3,918
Total assets	$610,009	$602,332
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$60,927	$58,948
Interest-bearing deposits:
NOW	160,714	163,104
Money market	110,085	89,944
Savings	44,512	42,521
Time	131,005	138,229
Total deposits	507,243	492,746
Federal Home Loan Bank of Pittsburgh (FHLB) advances	20,000	25,000
Repurchase agreements	20,536	23,349
Junior subordinated debentures	9,279	9,279
Other borrowings	615	2,602
Total borrowings	50,430	60,230
Accrued interest payable	433	527
Other liabilities	5,551	3,621
Total liabilities	563,657	557,124
Stockholders’ Equity
Preferred stock, $10.00 par value;
1,000,000 shares authorized; $1,000 liquidation preference per share; 11,750 issued	11,549	11,541
Common stock, $1.00 par value;
10,000,000 shares authorized; 2,874,694 issued	2,886	2,884
Stock warrants	151	151
Treasury stock, at cost; 208,402 and 213,545 shares, respectively	(4,461)	(4,515)
Surplus	35,314	35,294
Retained earnings	2,849	2,069
Accumulated other comprehensive loss, net	(1,936)	(2,216)
Total stockholders’ equity	46,352	45,208
Total liabilities and stockholders’ equity	$610,009	$602,332
See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2011	2010
Interest and Dividend Income:
Interest and fees on loans and leases	$5,606	$5,131
Interest and dividends on investment securities:
Taxable	837	1,448
Exempt from federal taxes	—	45
Interest on cash and cash equivalents	9	27
Total interest and dividend income	6,452	6,651
Interest Expense:
Interest on NOW, money market and savings	297	630
Interest on time deposits	600	888
Interest on FHLB advances	227	521
Interest on repurchase agreements	37	65
Interest on junior subordinated debentures	80	120
Interest on other borrowings	32	22
Total interest expense	1,273	2,246
Net interest income	5,179	4,405
Provision for credit losses	426	426
Net interest income after provision for credit losses	4,753	3,979
Non-interest Income:
Service charges	276	343
Wealth management	208	216
Increase in cash surrender value of BOLI	60	62
Gain on sale of investment securities, net	1	696
Other fees	416	252
Total non-interest income	961	1,569
Non-interest Expense:
Salaries and employee benefits	2,200	2,103
Furniture and equipment	331	359
Occupancy	526	456
Professional and consulting	299	266
Marketing	156	104
Printing and supplies	37	41
FDIC insurance	192	211
FHLB prepayment penalties	—	560
Other expenses	513	502
Total non-interest expense	4,254	4,602
Income before income taxes	1,460	946
Income tax expense	445	271
Net income	$1,015	$675
Preferred stock dividends and accretion of discount	155	154
Net income available to common Stockholders	$860	$521
Earnings per share:
Basic	$0.32	$0.20
Diluted	$0.32	$0.20
Cash dividends per share	$0.03	$0.03
Weighted average common shares outstanding:
Basic	2,664,348	2,620,314
Diluted	2,697,985	2,620,314
See accompanying notes to unaudited consolidated financial statements.

DNB FINANCIAL CORPORATION AND Subsidiary

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) (Unaudited)
(Dollars in thousands)

	Preferred Stock	Common Stock	Stock Warrants	Treasury Stock	Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Compre- hensive Income (Loss)	Total

Balance at January 1, 2011	$11,541	$2,884	$151	$(4,515)	$35,294	$2,069	$(2,216)	$45,208
Comprehensive income:
Net income for three months ended March 31, 2011	—	—	—	—	—	1,015	—	1,015
Other comprehensive income, net of tax:
Unrealized gains on AFS securities, net	—	—	—	—	—	—	280	280
Total comprehensive income	—	—	—	—	—	—	—	1,295
Preferred stock discount accretion	8	—	—	—	—	(8)	—	—
Restricted stock compensation expense	—	2	—	—	20	—	—	22
Cash dividends ($.03 per share)	—	—	—	—	—	(80)	—	(80)
Cash dividends-Preferred	—	—	—	—	—	(147)	—	(147)
Sale of treasury shares to 401(k) plan (5,143 shares)	—	—	—	54	—	—	—	54
Balance at March 31, 2011	$11,549	$2,886	$151	$(4,461)	$35,314	$2,849	$(1,936)	$46,352

	Preferred Stock	Common Stock	Stock Warrants	Treasury Stock	Surplus	Accumulated Deficit	Accumulated Other Compre- hensive Loss	Total

Balance at January 1, 2010	$11,511	$2,875	$151	$(4,727)	$35,179	$(666)	$(1,447)	$42,876
Comprehensive income:
Net income for three months ended March 30, 2010	—	—	—	—	—	675	—	675
Other comprehensive income, net of tax:
Unrealized gains on AFS securities, net	—	—	—	—	—	—	181	181
Total comprehensive income	—	—	—	—	—	—	—	856
Preferred stock discount accretion	7	—	—	—	—	(7)	—	—
Restricted stock compensation expense	—	2	—	—	24	—	—	26
Cash dividends ($.03 per share)	—	—	—	—	—	(79)	—	(79)
Cash dividends-Preferred	—	—	—	—	—	(147)	—	(147)
Sale of treasury shares to 401(k) plan (8,586 shares)	—	—	—	50	—	—	—	50
Balance at March 31, 2010	$11,518	$2,877	$151	$(4,677)	$35,203	$(224)	$(1,266)	$43,582

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Cash Flows From Operating Activities:
Net income	$1,015	$675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	638	688
Provision for credit losses	426	426
Unvested stock amortization	22	26
Net gain on sale of securities	(1)	(696)
Net loss on sale and write down of OREO and other repossessed property	1	7
Increase in accrued interest receivable	(229)	(229)
Decrease in other assets	554	374
Earnings from investment in BOLI	(60)	(62)
Decrease in accrued interest payable	(94)	(162)
Increase in deferred tax benefit (expense)	—	(17)
Decrease in other liabilities	(63)	(268)
Net Cash Provided By Operating Activities	2,209	762
Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Sales	3,335	59,227
Maturities, repayments and calls	7,582	9,983
Purchases	(8,010)	(74,689)
Activity in held-to-maturity securities:
Maturities, repayments and calls	1,040	4,363
Purchases	(1,552)	—
Net decrease (increase) in restricted stock	155	(298)
Net increase in loans and leases	(13,354)	(4,212)
Proceeds from sale of OREO and other repossessed property	12	1,265
Purchases of property and equipment	(129)	(64)
Net Cash Used By Investing Activities	(10,921)	(4,425)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	14,497	(7,493)
Repayment of FHLB advances	(5,000)	(23,000)
Net (decrease) increase in short term repurchase agreements	(2,813)	9,885
Decrease in other borrowings	—	(5)
Dividends paid	(227)	(226)
Sale of treasury stock, net	54	50
Net Cash Used By Financing Activities	6,511	(20,789)
Net Change in Cash and Cash Equivalents	(2,201)	(24,452)
Cash and Cash Equivalents at Beginning of Period	26,360	43,832
Cash and Cash Equivalents at End of Period	$24,159	$19,380
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,367	$2,408
Income taxes	4	461
Supplemental Disclosure of Non-cash Flow Information:
Change in unsettled securities sold included in other assets	—	(2,920)
Change in unsettled loans purchased included in other liabilities	1,966	832
Transfers from loans and leases to real estate owned	—	453
See accompanying notes to unaudited consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, DNB First, National Association (the "Bank") have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior amounts not affecting net income are reclassified when necessary to conform to current period classifications. The results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of the results which may be expected for the entire year.  The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2010.

Subsequent Events-- Management has evaluated events and transactions occurring subsequent to March 31, 2011 for items that should potentially be recognized or disclosed in these  Consolidated Financial Statements. The evaluation was conducted through the date these financial statements were issued.

NOTE 2: INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities, as of the dates indicated, are summarized as follows:

	March 31, 2011
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Held To Maturity
Government Sponsored Entities (GSE) mortgage-backed securities	$6,182	$270	$—	$6,452
Corporate bonds	1,552	—	(23)	1,529
Collateralized mortgage obligations GSE	1,197	19	—	1,216
Total	$8,931	$289	$(23)	$9,197

Available For Sale
US Government agency obligations	$44,987	$18	$(889)	$44,116
GSE mortgage-backed securities	59,987	131	(626)	59,492
Collateralized mortgage obligations GSE	16,554	37	(289)	16,302
Corporate bonds	19,331	201	(189)	19,343
Equity securities	27	—	(13)	14
Total	$140,886	$387	$(2,006)	$139,267

	December 31, 2010
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Held To Maturity
GSE mortgage-backed securities	$7,085	$291	$—	$7,376
Collateralized mortgage obligations GSE	1,346	14	(13)	1,347
Total	$8,431	$305	$(13)	$8,723

Available For Sale
US Government agency obligations	$45,128	$32	$(916)	$44,244
GSE mortgage-backed securities	64,463	127	(592)	63,998
Collateralized mortgage obligations GSE	17,155	14	(551)	16,618
Corporate bonds	17,432	159	(303)	17,288
Equity securities	27	—	(14)	13
Total	$144,205	$332	$(2,376)	$142,161

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The table below details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at March 31, 2011 and December 31, 2010.

	March 31, 2011
(Dollars in thousands)	Total Fair Value	Total Unrealized Loss	Fair value Impaired Less Than 12 Months	Unrealized Loss Less Than 12 Months	Fair value Impaired More Than 12 Months	Unrealized Loss More Than 12 Months
Held To Maturity
Corporate bonds	$1,529	$(23)	$1,529	$(23)	$—	$—
Total	$1,529	$(23)	$1,529	$(23)	$—	$—

Available For Sale
Corporate bonds	$10,376	$(189)	$10,376	$(189)	$—	$—
US Government agency obligations	28,934	(889)	28,934	(889)	—	—
Collateralized mortgage obligations GSE	12,531	(289)	12,531	(289)	—	—
GSE mortgage-backed securities	31,050	(626)	31,050	(626)	—	—
Equity securities	14	(13)	—	—	14	(13)
Total	$82,905	$(2,006)	$82,891	$(1,993)	$14	$(13)

	December 31, 2010
(Dollars in thousands)	Total Fair Value	Total Unrealized Loss	Fair value Impaired Less Than 12 Months	Unrealized Loss Less Than 12 Months	Fair value Impaired More Than 12 Months	Unrealized Loss More Than 12 Months
Held To Maturity
Collateralized mortgage obligations GSE	$789	$(13)	$789	$(13)	$—	$—
Total	$789	$(13)	$789	$(13)	$—	$—

Available For Sale
Corporate bonds	$9,845	$(303)	$9,845	$(303)	$—	$—
US Government agency obligations	28,972	(916)	28,972	(916)	—	—
Collateralized mortgage obligations GSE	12,539	(551)	12,539	(551)	—	—
GSE mortgage-backed securities	40,013	(592)	40,013	(592)	—	—
Equity securities	13	(14)	—	—	13	(14)
Total	$91,382	$(2,376)	$91,369	$(2,362)	$13	$(14)

As of March 31, 2011, there were 11 mortgage backed securities, 12 corporate bonds, 8 agency notes, 5 collateralized mortgage obligations, and 6 equity securities which were in an unrealized loss position. DNB does not intend to sell these securities and management of DNB does not expect to be required to sell any of these securities prior to a recovery of its cost basis. Management does not believe any individual unrealized loss as of March 31, 2011 represents an other-than-temporary impairment. There were 6 equity securities that were impaired for more than 12 months. DNB reviews its investment portfolio on a quarterly basis judging each investment for other-than-temporary impairment (OTTI). The OTTI analysis focuses on duration and amount a security is below book. As of March 31, 2011, the following securities were reviewed:

Equity securities.  DNB’s investment in six marketable equity securities consist primarily of investments in common stock of community banks. The unrealized losses on the six investments in the Equity securities portfolio were all impaired for more than twelve months. The severity and duration of the impairment are driven by higher collateral losses, wider credit spreads, and changes in interest rates within the financial services sector. DNB evaluated the prospects of all issuers in relation to the severity and duration of the impairment. Based on this analysis and an evaluation of DNB’s ability and intent to hold these investments for a reasonable period of time sufficient for each security to increase to DNB’s cost, DNB does not intend to sell these investments and it is not more likely than not that DNB will be required to sell the investments before recovery of their cost, DNB does not consider these investments to be other-than-temporarily impaired at March 31, 2011.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amortized cost and estimated fair value of investment securities as of March 31, 2011, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid without penalties.

	Held to Maturity		Available for Sale
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$850	$852	$4,655	$4,664
Due after one year through five years	—	—	32,210	32,262
Due after five years through ten years	5,724	5,942	33,763	32,891
Due after ten years	2,357	2,403	70,231	69,436
No stated maturity	—	—	27	14
Total investment securities	$8,931	$9,197	$140,886	$139,267

DNB sold $3.3 million and $59.2 million securities from the AFS portfolio during the three month period ending March 31, 2011 and 2010, respectively. Gains and losses resulting from investment sales, redemptions or calls were as follows:

	Three Months Ended March 31
(Dollars in thousands)	2011	2010
Gross realized gains-AFS	$1	$859
Gross realized losses-AFS	—	(163)
Net realized gain	$1	$696

At March 31, 2011 and 2010, investment securities with a carrying value of approximately $106 million and $110 million, respectively, were pledged to secure public funds, repurchase agreements, FHLB advances and for other purposes as required by law.

NOTE 3: LOANS AND LEASES

The following table sets forth information concerning the composition of total loans and leases outstanding, as of the dates indicated.

	March 31	Dec. 31
(Dollars in thousands)	2011	2010
Residential mortgage	$29,236	$30,929
Commercial mortgage	228,916	218,099
Commercial	103,010	97,544
Lease financing	714	898
Consumer	47,625	48,701
Total loans and leases	$409,501	$396,171
Less allowance for credit losses	(6,307)	(5,884)
Net loans and leases	$403,194	$390,287

Included in the loan portfolio are loans for which DNB has ceased the accrual of interest (i.e. non-accrual loans). Loans of approximately $6.8 million and $7.2 million as of March 31, 2011 and December 31, 2010, respectively, were on a non-accrual basis. DNB also had loans of approximately $23,000 and $1,000 that were 90 days or more delinquent, but still accruing, as of March 31, 2011 and December 31, 2010, respectively. If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

	Three Months Ended March 31
(Dollars in thousands)	2011	2010
Interest income which would have been recorded under original terms	$86	$96
Interest income recorded during the year	—	(1)
Net impact on interest income	$86	$95

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4: ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses, for the years indicated, are as follows:

	Three Months Ended March 31
(Dollars in thousands)	2011	2010
Beginning balance	$5,884	$5,477
Provision	426	426
Loans charged off	(54)	(81)
Leases charged off	—	—
Recoveries	51	35
Net charge-offs	(3)	(46)
Ending balance	$6,307	$5,857
Reserve for unfunded loan commitments	$126	$139

Impaired loans are loans individually evaluated for collectability, and which will probably not be collected in accordance with their contractual terms. Information regarding impaired loans is presented as follows:

	Three Months Ended March 31
(Dollars in thousands)	2011	2010
Total recorded investment	$6,917	$9,229
Impaired loans with a specific allowance	5,211	3,776
Impaired loans without a specific allowance	1,706	5.453
Average recorded investment	7,120	9,229
Specific allowance allocation	749	744
Total cash collected	570	112
Interest income recorded	6	1

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of March 31, 2011 and December 31, 2010:

Age Analysis of Past Due Loans Receivables

					March 31, 2011		Loans Receivable
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	> 90 Days and Accruing
Residential mortgage	$185	$371	$1,669	$2,225	$27,011	$29,236	$—
Commercial mortgage	—	—	736	736	228,180	228,916	—
Commercial:
Commercial term	397	—	500	897	73,196	74,093	—
Commercial construction	—	—	3,180	3,180	25,737	28,917	—
Lease financing	3	5	272	280	434	714	—
Consumer:
Home equity	28	3	58	89	39,434	39,523	—
Other	14	24	25	63	8,039	8,102	23
Total	$627	$403	$6,440	$7,470	$402,031	$409,501	$23

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

					December 31, 2010		Loans Receivable
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	> 90 Days and Accruing
Residential mortgage	$77	$110	$2,334	$2,521	$28,408	$30,929	$—
Commercial mortgage	175	—	834	1,009	217,090	218,099	—
Commercial:
Commercial term	73	182	360	615	69,965	70,580	—
Commercial construction	—	—	3,180	3,180	23,784	26,964	—
Lease financing	41	—	273	314	584	898	—
Consumer:
Home equity	33	—	58	91	40,306	40,397	—
Other	71	—	2	73	8,231	8,304	—
Total	$470	$292	$7,041	$7,803	$388,368	$396,171	$—

The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, (iii) troubled debt restructurings other than those included in items (i) and (ii), and (iv) OREO as a result of foreclosure or voluntary transfer to DNB as well as other repossessed assets.

Non-Performing Assets

	March 31	Dec. 31
(Dollars in thousands)	2011	2010
Non-accrual loans:
Residential mortgage	$1,669	$2,334
Commercial mortgage	736	834
Commercial	4,077	3,722
Lease financing	272	273
Consumer	60	60
Total non-accrual loans	6,814	7,223
Loans 90 days past due and still accruing (*)	23	—
Troubled debt restructurings	—	—
Total non-performing loans	6,837	7,223
Other real estate owned & other repossessed property	4,338	4,324
Total non-performing assets	$11,175	$11,547
Asset quality ratios:
Non-performing loans to total loans	1.67%	1.82%
Non-performing assets to total assets	1.83	1.92
Allowance for credit losses to:
Total loans and leases	1.54	1.49
Non-performing loans and leases	92.2	81.5

(*) One loan at December 31, 2010 had a balance less than $1,000

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize information in regards to impaired loans by loan portfolio class as of March 31, 2011 and December 31, 2010.

Impaired Loans
	March 31, 2011
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential mortgage	$201	$201	$—	$460	$—
Commercial mortgage	684	706	—	692	5
Commercial:
Commercial term	162	194	—	221	1
Commercial construction	460	782	—	460	—
Lease financing	139	192	—	206	—
Consumer	60	61	—	60	—
With allowance recorded:
Residential mortgage	1,571	1,968	124	1,643	—
Commercial mortgage	52	52	21	26	—
Commercial:
Commercial term	735	757	370	566	—
Commercial construction	2,720	2,833	171	2,720	—
Lease financing	133	633	63	66	—
Consumer	—	—	—	—	—
Total:
Residential mortgage	1,772	2,169	124	2,103	—
Commercial mortgage	736	758	21	718	5
Commercial:
Commercial term	897	951	370	787	1
Commercial construction	3,180	3,615	171	3,180	—
Lease financing	272	825	63	272	—
Consumer	60	61	—	60	—
Total	$6,917	$8,379	$749	$7,120	$6

	December 31, 2010
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential mortgage	$638	$780	$—	$1,092	$—
Commercial mortgage	782	792	—	916	70
Commercial:
Commercial term	197	250	—	282	3
Commercial construction	460	895	—	818	31
Lease financing	273	826	—	335	7
Consumer	60	61	—	43	1
With allowance recorded:
Residential mortgage	1,696	2,071	103	1,606	—
Commercial mortgage	52	52	22	39	—
Commercial:
Commercial term	345	345	145	369	1
Commercial construction	2,720	2,720	223	3,063	—
Lease financing	—	—	—	—	—
Consumer	—	—	—	—	—
Total:
Residential mortgage	2,334	2,851	103	2,698	—
Commercial mortgage	834	844	22	955	70
Commercial:
Commercial term	542	595	145	651	4
Commercial construction	3,180	3,615	223	3,881	31
Lease financing	273	826	—	335	7
Consumer	60	61	—	43	1
Total	$7,223	$8,792	$493	$8,563	$113

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the DNB’s internal risk rating system as of March 31, 2011 and December 31, 2010.

Credit Quality Indicators
	March 31, 2011
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Residential mortgage	$27,567	$—	$1,669	$—	$29,236
Commercial mortgage	211,825	10,918	6,173	—	228,916
Commercial:
Commercial term	72,480	226	990	397	74,093
Commercial construction	19,943	300	8,674	—	28,917
Lease financing	581	—	—	133	714
Consumer:
Home equity	39,454	—	69	—	39,523
Other	8,102	—	—	—	8,102
Total	$379,952	$11,444	$17,575	$530	$409,501

	December 31, 2010
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Residential mortgage	$28,595	$—	$2,334	$—	$30,929
Commercial mortgage	202,062	10,054	5,983	—	218,099
Commercial:
Commercial term	68,916	241	1,423	—	70,580
Commercial construction	18,294	—	8,670	—	26,964
Lease financing	765	—	—	133	898
Consumer:
Home equity	40,386	—	11	—	40,397
Other	8,304	—	—	—	8,304
Total	$367,322	$10,295	$18,421	$133	$396,171

The following table sets forth the composition of DNB’s allowance for credit losses as of March 31, 2011 and activity for the quarter ended March 31, 2011.

Allowance for Credit Losses and Recorded Investment in Loans Receivables

(Dollars in thousands)	Commercial	Lease financing	Residential mortgage	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$4,387	$86	$454	$482	$475	$5,884
Charge-offs	(14)	—	(40)	—	—	(54)
Recoveries	4	1	46	—	—	51
Provisions	95	34	61	4	232	426
Ending balance	$4,472	$121	$521	$486	$707	$6,307
Ending balance: individually evaluated for impairment	$562	$63	$124	$—	$—	$749
Ending balance: collectively evaluated for impairment	$3,910	$58	$397	$486	$707	$5,558
Loans receivables:
Ending balance	$331,926	$714	$29,236	$47,625		$409,501
Ending balance: individually evaluated for impairment	$4,813	$272	$1,772	$60		$6,917
Ending balance: collectively evaluated for impairment	$327,113	$442	$27,464	$47,565		$402,584
Reserve for unfunded loan commitments	$109	$—	$—	$17		$126

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5: EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the treasury stock method and reflects the potential dilution that could occur from the exercise of stock options, and warrants and the amortized portion of unvested stock awards. Stock options and unvested stock awards for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. Treasury shares are not deemed outstanding for calculations. There were no anti-dilutive stock warrants outstanding, 158,975 anti-dilutive stock options outstanding, and no anti-dilutive stock awards at March 31, 2011. There were 186,311 anti-dilutive stock warrants, 169,503 anti-dilutive stock options outstanding and 23,601 anti-dilutive stock awards at March 31, 2010. See Note 12 for a discussion of stock warrants issued in conjunction with Preferred shares issued to the U.S. Treasury Department as part of the CPP. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31
(In thousands, except share data)	2011			2010
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Net income available to common stockholders	$861	2,664	$0.32	$521	2,620	$0.20
Diluted EPS
Effect of dilutive common stock awards	—	34	—	—	—	—
Net income available to common stockholders	$861	2,698	$0.32	$521	2,620	$0.20

NOTE 6: OTHER COMPREHENSIVE INCOME (LOSS)

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

(Dollars in thousands)	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Three Months Ended March 31, 2011:
Net Income			$1,015
Other Comprehensive Income:
Unrealized holding gains arising during the period	$426	$(145)	281
Accretion of discount on AFS to HTM reclassification	—	—	—
Less reclassification for gains included in net income	(1)	—	(1)
Total Comprehensive Income			$1,295
Three Months Ended March 31, 2010:
Net Income			$675
Other Comprehensive Income:
Unrealized holding gains arising during the period	$952	$(324)	628
Accretion of discount on AFS to HTM reclassification	18	(6)	12
Less reclassification for gains included in net income	(696)	237	(459)
Total Comprehensive Income			$856

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of accumulated other comprehensive loss included in stockholders’ equity, are as follows:

(Dollars in thousands)	Before-Tax Amount	Tax Effect	Net-of-Tax Amount
March 31, 2011
Net unrealized loss on AFS securities	$(1,619)	$550	$(1,069)
Unrealized actuarial losses-pension	(1,314)	447	(867)
Total of all items above	$(2,933)	$997	$(1,936)
December 31, 2010
Net unrealized loss on AFS securities	$(2,044)	$695	$(1,349)
Unrealized actuarial losses-pension	(1,314)	447	(867)
Total of all items above	$(3,358)	$1,142	$(2,216)

NOTE 7: JUNIOR SUBORDINATED DEBENTURES

DNB has two issuances of junior subordinated debentures (the “debentures”) as follows. The majority of the proceeds of each issuance were invested in DNB’s subsidiary, DNB First, National Association, to increase the Bank’s capital levels. The junior subordinated debentures issued in each case qualify as a component of capital for regulatory purposes. DNB Capital Trust I and II are special purpose Delaware business trusts, which are not consolidated.

DNB Capital Trust I

DNB’s first issuance of junior subordinated debentures was on July 20, 2001. This issuance of debentures are floating rate and were issued to DNB Capital Trust I, a Delaware business trust in which DNB owns all of the common equity. DNB Capital Trust I issued $5 million of floating rate (6 month Libor plus 3.75%, with a cap of 12%) capital preferred securities to a qualified institutional buyer. The proceeds of these securities were used by the Trust, along with DNB’s capital contribution, to purchase $5,155,000 principal amount of DNB’s floating rate junior subordinated debentures. The preferred securities have been redeemable since July 25, 2006 and must be redeemed upon maturity of the debentures on July 25, 2031.

DNB Capital Trust II

DNB’s second issuance of junior subordinated debentures was on March 30, 2005. This issuance of debentures are floating rate and were issued to DNB Capital Trust II, a Delaware business trust in which DNB owns all of the common equity. DNB Capital Trust II issued $4.0 million of floating rate (the rate was fixed at 6.56% for the first 5 years and is now adjusting at a rate of 3-month LIBOR plus 1.77%) capital preferred securities. The proceeds of these securities were used by the Trust, along with DNB’s capital contribution, to purchase $4.1 million principal amount of DNB’s floating rate junior subordinated debentures. The preferred securities have been redeemable since May 23, 2010. The preferred securities must be redeemed upon maturity of the debentures on May 23, 2035.

NOTE 8: RECENT ACCOUNTING PRONOUNCEMENTS

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which updated ASC 310, Receivables. The updated guidance requires more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses, including a roll-forward schedule of the allowance for credit losses for the period on a portfolio segment basis, as well as additional information about the aging and credit quality of receivables by class of financing receivables as of the end of the period. The new and amended disclosures that relate to information as of the end of a reporting period was effective for the Corporation as of December 31, 2010. The disclosures that include information for activity that occurs during a reporting period was effective for the first interim reporting period beginning after December 31, 2010. While the guidance had an  impact on the presentation of certain disclosures within our financial statements, the guidance did not have any impact on the Corporation’s consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In April 2011, the FASB issued Accounting Standards Update No. 2011-02 for guidance on Receivables (Topic 310) regarding a creditor’s determination of whether a restructuring is a troubled debt restructuring.  The amendments in this update apply to all creditors, both public and nonpublic, that restructure certain receivables. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: the restructuring constitutes a concession and the debtor is experiencing financial difficulties. The amendments clarify the guidance on a creditor’s evaluation of whether it has granted a concession and on a creditor’s evaluation of whether a debtor is experiencing financial difficulties.   For public entities, the amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. Management does not anticipate that the adoption of this guidance will have a material impact on the Corporation's consolidated financial statements.

NOTE 9: STOCK-BASED COMPENSATION

Stock Option Plan

DNB has a Stock Option Plan for employees and directors. Under the plan, options (both qualified and non-qualified) to purchase a maximum of 643,368 (as adjusted for subsequent stock dividends) shares of DNB’s common stock could be issued to employees and directors. Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years. Vesting of options under the plan is determined by the Plan Committee. There were 189,007 shares available for grant at March 31, 2011. All options with the exception of 44,600 options granted on April 23, 2010 are immediately exercisable. The options granted on April 23, 2010 have a fair value of $100,000 or $2.25 per share, based on a risk free interest rate of 3.273%, a dividend yield of 1.73% and a volatility of 35.564% and are subject to four year cliff vesting. These options which expire on April 23, 2017 if not exercised or cancelled, have an exercise price of $6.93 per share, and the shares are restricted from resale for two years after exercise. These options are exercisable only at and after such time as the market value of the common stock first equals or exceeds $7.97, which is 115% of the $6.93 exercise price. DNB expensed $6,000 during the three months ended March 31, 2011 and anticipates additional expense of $77,000 through April 23, 2014, the date the options can first be exercised.

Stock option activity is indicated below:
	Number Outstanding	Weighted Average Exercise Price
Outstanding January 1, 2011	203,575	16.96
Issued	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding March 31, 2011	203,575	$16.96

	Number Outstanding	Weighted Average Exercise Price
Outstanding January 1, 2010	169,503	19.19
Issued	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding March 31, 2010	169,503	$19.19

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The weighted-average price and weighted average remaining contractual life for the outstanding options are listed below for the dates indicated.

March 31, 2011
Range of			Weighted Average
Exercise Prices	Number Outstanding	Number Exercisable	Exercise Price	Remaining Contractual Life	Intrinsic Value
$ 6.93-10.99	44,600	—	$6.93	6.07 years	$123,542
11.00-13.99	9,414	9,414	11.16	0.25 years	—
14.00-19.99	82,419	82,419	17.44	3.73 years	—
20.00-22.99	19,101	19,101	22.78	3.73 years	—
23.00-24.27	48,041	48,041	24.27	4.05 years	—
Total	203,575	158,975	$16.96	4.16 years	$123,542

March 31, 2010
Range of			Weighted Average
Exercise Prices	Number Outstanding	Number Exercisable	Exercise Price	Remaining Contractual Life	Intrinsic Value
$ 9.23-10.99	9,419	9,419	$9.23	0.25 years	$—
11.00-13.99	9,414	9,414	11.16	1.25 years	—
14.00-19.99	82,805	82,805	17.44	4.73 years	—
20.00-22.99	19,824	19,824	22.78	4.73 years	—
23.00-24.27	48,041	48,041	24.27	5.05 years	—
Total	169,503	169,503	$19.19	4.38 years	$—

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

Share awards granted by the plan were recorded at the date of award based on the market value of shares.  Awards are being amortized to expense over the three-year cliff-vesting period. DNB records compensation expense equal to the value of the shares being amortized.  For the three month periods ended March 31, 2011 and 2010, $22,000 and $26,000  was amortized to expense. At March 31, 2011, approximately $87,000 in additional compensation will be recognized over the remaining service period of approximately 1.80 years. At March 31, 2011, 192,420 shares were reserved for future grants under the plan.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock grant activity is indicated below:

	Shares	Weighted Average Stock Price
Non-vested stock awards—January 1, 2011	22,750	$7.91
Granted	—	—
Forfeited	—	—
Vested	—	—
Non-vested stock awards—March 31, 2011	22,750	$7.91

	Shares	Weighted Average Stock Price
Non-vested stock awards—January 1, 2010	24,101	$13.43
Granted	—	—
Forfeited	(500)	9.55
Vested	—	—
Non-vested stock awards—March 31, 2010	23,601	$13.52

NOTE  10:  INCOME TAXES

As of March 31, 2011, the Corporation had no material unrecognized tax benefits or accrued interest and penalties. It is the Corporation’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.  Federal and state tax years 2007 through 2010 were open for examination as of March 31, 2011.

NOTE 11:  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table summarizes the assets at March 31, 2011 and December 31, 2010 that are recognized on DNB’s balance sheet using fair value measurement determined based on the differing levels of input.

	March 31, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities: US Government agency obligations	$—	$44,116	$—	$44,116
GSE mortgage-backed securities	—	59,492	—	59,492
Collateralized mortgage obligations GSE	—	16,302	—	16,302
Corporate bonds	—	19,343	—	19,343
Equity securities	14	—	—	14
Total assets measured at fair value on a recurring basis	$14	$139,253	$—	$139,267

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$—	$—	$4,462	$4,462
OREO & other repossessed property	—	—	—	—
Total assets measured at fair value on a nonrecurring basis	$—	$—	$4,462	$4,462

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2010
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities: US Government agency obligations	$—	$44,244	$—	$44,244
GSE mortgage-backed securities	—	63,998	—	63,998
Collateralized mortgage obligations GSE	—	16,618	—	16,618
Corporate bonds	—	17,288	—	17,288
Equity securities	13	—	—	13
Total assets measured at fair value on a recurring basis	$13	$142,148	$—	$142,161
Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$—	$—	$4,320	$4,320
OREO & other repossessed property	—	—	—	—
Total assets measured at fair value on a nonrecurring basis	$—	$—	$4,320	$4,320

Impaired loans.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $6.9 million at March 31, 2011. Of this, $5.2 million had a valuation allowance of $749,000 and $1.7 million had no valuation allowance as of  March 31, 2011. Impaired loans had a carrying amount of $7.2 million at December 31, 2010. Of this, $4.8 million had a valuation allowance of $493,000 and $2.4 million had no valuation allowance as of December 31, 2010.

Other Real Estate Owned & other repossessed property.  Other real estate owned (“OREO”) consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as OREO and other repossessed property are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. DNB had $4.3 million of such assets at March 31, 2011, which consisted of $4.1 million in OREO and $207,000 in other repossessed property. DNB had $4.3 million of such assets at December 31, 2010, which consisted of $4.1 million in OREO and $220,000 in other repossessed property. Subsequent to the repossession of these assets, DNB did not write down their carrying values during the three month period ending March 31, 2011, based on appraisals.

Below is management’s estimate of the fair value of all financial instruments, whether carried at cost or fair value on the Company’s consolidated balance sheet. The carrying amounts and estimated fair values of financial instruments at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$24,159	$24,159	$26,360	$26,360
AFS investment securities	139,267	139,267	142,161	142,161
HTM investment securities	8,931	9,197	8,431	8,723
Restricted stock	4,046	4,046	4,201	4,201
Loans and leases, net of allowance	403,194	403,313	390,287	391,091
Accrued interest receivable	2,512	2,512	2,283	2,283
Financial liabilities
Deposits	507,243	508,619	492,746	494,673
Borrowings	41,151	43,551	50,951	53,608
Junior subordinated debentures	9,279	9,685	9,279	9,132
Accrued interest payable	433	433	527	527
Off-balance sheet instruments	—	—	—	—

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Off-balance-sheet Instruments (Disclosed at Cost)  Off-balance- sheet instruments are primarily comprised of loan commitments, which are generally priced at market at the time of funding. Fees on commitments to extend credit and stand-by letters of credit are deemed to be immaterial and these instruments are expected to be settled at face value or expire unused. It is impractical to assign any fair value to these instruments. At March 31, 2011, un-funded loan commitments totaled $59.0 million and stand-by letters of credit totaled $2.4 million. At December 31, 2010, un-funded loan commitments totaled $65.7 million and stand-by letters of credit totaled $2.4 million.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12:  STOCKHOLDERS’ EQUITY

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

DNB earns revenues and generates cash flows by lending funds to commercial and consumer customers in its marketplace. DNB generates its largest source of interest income through its lending function. A secondary source of interest income is DNB’s investment portfolio, which provides liquidity and cash flows for future lending needs.

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

Strategic Plan Update. During the quarter ended March 31, 2011, management focused on reducing our composite cost of funds as well as strengthening DNB's net interest margin and capital ratios. The composite cost of funds for the three months ended March 31, 2011 was 0.93% compared to 1.55% for the same period in 2010. The net interest margin for the three-month period ended March 31, 2011 was 3.61% compared to 2.91% for the same period in 2010. In addition to the lower cost of funds, DNB’s margin improved as interest on loans and leases increased to $5.6 million for the three-month period ended March 31, 2011, compared to $5.1 million for the same period in 2010. The increase was primarily the result of higher average balances and higher yields on the portfolio.  Management continued to actively manage deposits during the quarter to reduce DNB’s cost of funds. Time deposits declined $7.2 million to $131.0 million at March 31, 2011 compared to $138.2 million at December 31, 2010. Transaction and savings accounts increased $21.7 million during the three months ended March 31, 2011. The Total Risk Based Capital ratio increased to 14.59% at March 31, 2011, up from 14.28% at December 31, 2010.

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

MATERIAL CHALLENGES, RISKS AND OPPORTUNITIES

The following is a summary of material challenges, risks and opportunities DNB has faced during the three-month period ended March 31, 2011.

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

The objective of DNB’s asset/liability management function is to maintain consistent growth in net interest income within DNB’s policy limits. This objective is accomplished through the management of liquidity and interest rate risk, as well as customer offerings of various loan and deposit products. DNB maintains adequate liquidity to meet daily funding requirements, anticipated deposit withdrawals, or asset opportunities in a timely manner. Liquidity is also necessary to meet obligations during unusual, extraordinary or adverse operating circumstances, while avoiding a significant loss or cost. DNB’s foundation for liquidity is a stable deposit base as well as a marketable investment portfolio that provides cash flow through regular maturities or that can be used for collateral to secure funding in an emergency. As part of its liquidity management, DNB maintains assets, which comprise its primary liquidity (Federal funds sold, investments and cash and due from banks, less pledged securities).

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

Effective as of April 1, 2011, the FDIC adopted changes to its base and risk-based deposit insurance rates. Pursuant to the new rules, a bank’s annual assessment base rates were as follows, depending on the bank’s risk category:

Initial and Total Base Assessment Rates*

Risk Category

	Risk Category I		Risk Category II		Risk Category III		Risk Category IV		Large and Highly Complex Institutions
Initial base assessment rate	5-9		14		23		35		5-35
Unsecured debt adjustment**	(4.5	)-0	(5	)-0	(5	)-0	(5	)-0	(5	)-0
Brokered deposit adjustment	—		0-10		0-10		0-10		0-10
TOTAL BASE ASSESMENT RATE	2.5-9		9-24		18-33		30-45		2.5-45
*Total base assessment rates do not include the depository institution debt adjustment.
**The unsecured debt adjustment cannot exceed the lesser of 5 basis points or 50 percent of an insured depository institution's initial base assessment rate; thus for example, an insured depository institution with an initial base assessment rate of 5 basis points will have a maximum unsecured debt adjustment of 2.5 basis points and cannot have a total base assessment rate lower than 2.5 basis points.

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

The Dodd-Frank Act expands the base for FDIC insurance assessments, requiring that assessments be based on the average consolidated total assets less tangible equity capital of a financial institution. On February 7, 2011, the FDIC approved a final rule to implement the foregoing provision of the Dodd-Frank Act and to make other changes to the deposit insurance assessment system applicable to insured depository institutions with over $10 billion in assets. Among other things, the final rule eliminates risk categories and the use of long-term debt issuer ratings in calculating risk-based assessments, and instead implements a scorecard method, combining CAMELS ratings and certain forward-looking financial measures to assess the risk an institution poses to the Deposit Insurance Fund. The final rule also revises the assessment rate schedule for large institutions and highly complex institutions to provide assessments ranging from 2.5 to 45 basis points. Except as specifically provided, the final rule took effect for the quarter beginning April 1, 2011, and will be reflected in the June 30, 2011 fund balance and the invoices for assessments due September 30, 2011.

Each of these changes may increase the rate of FDIC insurance assessments to maintain or replenish the FDIC’s deposit insurance fund.  This could, in turn, raise the Bank’s future deposit insurance assessment costs.  On the other hand, the law changes the deposit insurance assessment base so that it will generally be equal to consolidated assets less tangible equity.  This change of the assessment base from an emphasis on deposits to an emphasis on assets is generally considered likely to cause larger banking organizations to pay a disproportionately higher portion of future deposit insurance assessments, which may, correspondingly, lower the level of deposit insurance assessments that smaller community banks such as the Bank may otherwise have to pay in the future. On December 14, 2010, the FDIC issued a final rule setting the insurance fund’s designated reserve ratio at 2, which is in excess of the 1.35 minimum designated reserve ratio established by the Dodd-Frank Act. While it is likely that the new law will increase the Bank’s future deposit insurance assessment costs, the specific amount by which the new law’s combined changes will affect the Bank’s deposit insurance assessment costs is hard to predict, particularly because the new law gives the FDIC enhanced discretion to set assessment rate levels.

In addition to deposit insurance assessments, banks are subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The FDIC sets the Financing Corporation assessment rate every quarter. The current annual Financing Corporation assessment rate is $0.0100 for each $100 of deposits, which we anticipate will result in an aggregate estimated FICO assessment payment by the Bank of $51,000 in 2011.

 Material Trends and Uncertainties. The global and U.S. economies are experiencing significantly reduced business activity as a result of disruptions in the financial system during the past two years. Dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. As a result of the recession, retail customers may delay borrowing from DNB as unemployment remains high and availability to borrow against equity in primary residences diminishes. As the U.S. economy moves through a period of recession, delinquencies will rise as the value of homes decline and DNB’s borrowers experience financial difficulty due to corporate downsizing, reduced sales, or other negative events which may impact their ability to meet their contractual loan payments. As a result growth in the loan portfolio and continued negative trends in the economy and their impact on our borrowers’ ability to repay their loans, DNB made a $426,000 provision during the three months ending March 31, 2011.

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

In management's opinion, the most critical accounting policies and estimates impacting DNB's consolidated financial statements are listed below.  These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates.  Changes in such estimates may have a significant impact on the financial statements.  For a complete discussion of DNB's significant accounting policies, see the footnotes to the Consolidated Financial Statements included in DNB's 10-K for the year ended December 31, 2010.

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

Management uses significant estimates to determine the allowance for credit losses.  Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB’s control, management’s estimate of the amount necessary to absorb credit losses and actual credit losses could differ.  DNB’s current judgment is that the allowance for credit losses remains appropriate at March 31, 2011.  For a description of DNB’s accounting policies in connection with its allowance for credit losses, see, “Allowance for Credit Losses”, in Management’s Discussion and Analysis.

Realization of deferred income tax items. Estimates of deferred tax assets and deferred tax liabilities make up the asset category titled “net deferred taxes”.  These estimates involve significant judgments and assumptions by management, which may have a material impact on the carrying value of net deferred tax assets for financial reporting purposes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance would be established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available.  For a more detailed description of these items, refer to Footnote 11 (Federal Income Taxes) to DNB’s consolidated financial statements for the year ended December 31, 2010.

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

FINANCIAL CONDITION

DNB's total assets were $610.0 million at March 31, 2011 compared to $602.3 million at December 31, 2010.  The increase in total assets was primarily attributable to a $13.3 million increase in loans and leases before allowance for credit losses. This increase was offset by decreases in investment securities of $2.5 million and cash and cash equivalents of $2.2 million.

Investment Securities. Investment securities at March 31, 2011 were $148.2 million compared to $150.6 million at December 31, 2010. The $2.4 million decrease in investment securities was primarily due to $12.0 million in sales, principal pay-downs and maturities, offset by the purchase of $9.6 million in investment securities.

Gross Loans and Leases. DNB’s loans and leases increased $13.3 million to $409.5 million at March 31, 2011 compared to $396.2 million at December 31, 2010.  Total commercial loans increased $16.3 million, while residential loans, consumer loans and commercial leases declined $1.7 million, $1.1 million and $184,000, respectively.

Deposits. Deposits were $507.2 million at March 31, 2011 compared to $492.7 million at December 31, 2010.  Deposits increased $14.5 million or 2.94% during the three-month period ended March 31, 2011. Core deposits, which are comprised of demand, NOW, money markets and savings accounts, increased $21.7 million while time deposits, primarily accounts greater than $100,000, decreased by $7.2 million.

Borrowings. Borrowings were $50.4 million at March 31, 2011 compared to $60.2 million at December 31, 2010.

Stockholders’ Equity. Stockholders' equity was $46.4 million at March 31, 2011 compared to $45.2 million at December 31, 2010. The increase in stockholders’ equity was primarily a result of year-to-date earnings of $1.0 million and a $280,000, net-of-tax other comprehensive income adjustment for unrealized gains on the securities portfolio. These additions to stockholders equity were partially offset by $80,000 of dividends paid on DNB’s common stock and $147,000 of dividends accrued on DNB’s Fixed Rate Cumulative Perpetual Preferred Stock.

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
SUMMARY

Net income for the three-month period ended March 31, 2010 was $1.0 million compared to $675,000 for the same period in 2010.  Diluted earnings per share for the three-month period ended March 31, 2011 were $0.32 compared to $0.20 for the same period in 2010. The $340,000 increase during the most recent three-month period was attributable to a $774,000 increase in net interest income before provision for credit losses and a $348,000 decrease in total non-interest expense, offset by a $608,000 decrease in non-interest income and a $174,000 increase in income tax expense.

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

Net interest income after provision for credit losses for the three-month period ended March 31, 2011 was $4.8 million compared to $4.0 million for the same period in 2010.  Interest income for the three-month period ended March 31, 2011 was $6.5 million compared to $6.7 million for the same period in 2010.  The decrease in interest income was primarily attributable to a decrease in interest and dividends on investment securities offset by an increase in interest on loans and leases due mainly to increased average balances in the commercial mortgage portfolio. The yield on interest-earning assets for the three-month period ended March 31, 2011 was 4.51% compared to 4.41% for the same period in 2010.  Interest expense for the three-month period ended March 31, 2011 was $1.3 million compared to $2.2 million for the same period in 2010. The decrease in interest expense during the period was primarily attributable to lower rates on interest-bearing liabilities and a shift out of higher cost borrowings and time deposits into lower cost core deposits (which include demand, money market, NOW and savings). The composite cost of funds for the three-month period ended March 31, 2011 was 0.93% compared to 1.55% for the same period in 2010.   The net interest margin for the three-month period ended March 31, 2011 was 3.61% compared to 2.91% for the same period in 2010.

Interest on loans and leases was $5.6 million for the three-month periods ended March 31, 2011, compared to $5.1 million for the same period in 2010. The average balance of loans and leases was $404.8 million with an average yield of 5.60% for the current quarter compared to $360.4 million with an average yield of 5.73% for the same period in 2010.

Interest and dividends on investment securities was $837,000 for the three month period ended March 31, 2011, compared to $1.5 million for the same period in 2010.  The average balance of investment securities was $150.7 million with an average yield of 2.22% for the current quarter compared to $196.9 million with an average yield of 3.08% for the same period in 2010. The decrease in the yield during the quarter was primarily the result of a declining interest rate environment, coupled with the sales of certain higher yielding securities.

Interest on deposits was $897,000 for the three month period ended March 31, 2011, compared to $1.5 million for the same period in 2010.   The average balance of deposits was $497.4 million with an average rate of 0.73% for the current quarter compared to $511.2 million with an average rate of 1.20% for the same period in 2010. The decrease in rate during the period was primarily attributable to a lower interest rate environment and lower average balances.

Interest on borrowings was $376,000 for the three month period ended March 31, 2011, compared to $728,000 for the same period in 2010. The average balance of borrowings was $55.8 million with an average rate of 2.73% for the current quarter compared to $76.7 million with an average rate of 3.85% for the same period in 2010.  The decrease in the average balance and the average rate on borrowings during the three months ended March 31, 2011 compared to the same period in 2010 was attributable to a $22.6 million average decline in FHLB advances, offset by an average $1.8 million increase in repurchase agreements. The decline in FHLB advances was due to pay-downs resulting from our strategy to shift out of higher cost borrowings into lower cost core deposits and included the prepayment of $18.0 million of FHLB borrowings in the first quarter of 2010.

ALLOWANCE FOR CREDIT LOSSES

To provide for known and inherent losses in the loan and lease portfolios, DNB maintains an allowance for credit losses. Provisions for credit losses are charged against income to increase the allowance when necessary. Loan and lease losses are charged directly against the allowance and recoveries on previously charged-off loans and leases are added to the allowance. In establishing its allowance for credit losses, management considers the size and risk exposure of each segment of the loan and lease portfolio, past loss experience, present indicators of risk such as delinquency rates, levels of non-accruals, the potential for losses in future periods, and other relevant factors. Management’s evaluation of criticized and classified loans generally includes reviews of borrowers of $100,000 or greater. Consideration is also given to examinations performed by regulatory agencies, primarily the Office of the Comptroller of the Currency (“OCC”).

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

In addition, DNB reviews historical loss experience for the commercial real estate, commercial, residential real estate, home equity and consumer installment loan pools to determine a historical loss factor. In addition, management may modify these historical loss factors by the qualitative factors discussed in this section. The historical loss factors are then applied to the current portfolio balances to determine the required reserve percentage for each loan pool based on risk rating. Historical losses are segregated into risk-similar groups and a loss ratio is determined for each group over a three year period. The three year average loss ratio by type is then used to calculate the estimated loss based on the current balance of each group. This three year time period is appropriate given the DNB’s historical level of losses and, more importantly, represents the current economic environment.

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

There was a $426,000 provision made in the first quarter of 2011 and 2010. DNB’s percentage of allowance for credit losses to total loans and leases was 1.54% at March 31, 2011 compared to 1.49% and 1.61% at December 31, 2010 and March 31, 2010, respectively. Management monitors DNB’s performance metrics including those ratios related to non-performing loans and leases. The allowance as a percentage of total loans and leases has been relatively flat over the last three years (1.32%-1.63%) at the same time DNB has seen deterioration in the credit quality of the loan portfolio, as evidenced by the increase in non-performing assets since 2008 ($7.7 million, $13.7 million, $11.5 million and $11.1 million, at December 31, 2008, 2009 and 2010 and March 31, 2011, respectively). However, these increases do not directly impact DNB’s allowance for credit losses as management monitors each of its criticized and classified loans and leases on an individual basis in accordance with ASC 310. Underlying asset values which support collateral dependent loans are monitored on a periodic basis primarily through updated appraisals and reserves are established for any shortfalls in collateral values. In addition, despite the increase in the level of non-performing assets over the last 3 years, charge-offs have been low, relative to the size of the loan and lease portfolio and to the level of non-performing assets. Net charge-offs were $1.8 million in 2010 compared to $434,000 and $1.3 million in 2009 and 2008, respectively. The percentage of net charge-offs to total average loans and leases were 0.49%, 0.13% and 0.41% during the three years ending December 31, 2010. Management is not aware of any potential problem loans, which were accruing and current at March 31, 2011, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to DNB.

The increase in the allowance for loan loss ratio reflects management’s estimate of the level of inherent losses in the portfolio, which continued to increase due to an increase in gross loans, a recessionary economy, continued high unemployment, a weakened housing market and deterioration in income-producing properties. The increase in the level of non-performing assets during the past two years, driven by residential homebuilder loans, commercial real estate loans and residential loans was a key determining factor in the assessment of inherent losses and, as a result, was an essential factor in determining the allowance level.

We typically establish a general valuation allowance on classified loans which are not impaired. In establishing the general valuation allowance, we segregate these loans by category. The categories used by DNB include “doubtful,” “substandard,” “special mention,” “watch list” and “pass.” For commercial and construction loans, the determination of the category for each loan is based on periodic reviews of each loan by our lending and credit officers as well as an independent, third-party consultant. The reviews include a consideration of such factors as recent payment history, current financial data, cash flow, financial projections, collateral evaluations, guarantor or sponsorship financial strength and current economic and business conditions. Categories for mortgage and consumer loans are determined through a similar review. Classification of a loan within a category is based on identified weaknesses that increase the credit risk of loss on the loan. Each category carries a loss factor for the allowance percentage to be assigned to the loans within that category. The allowance percentage, is determined based on inherent losses associated with each type of lending as determined through consideration of our loss history with each type of loan, trends in credit quality, qualitative factors and collateral values, and an evaluation of current economic and business conditions.

We establish a general allowance on non-classified loans to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem loans. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages to each category. An evaluation of each category is made to determine the need to further segregate the loans within each category by type. For our residential mortgage and consumer loan portfolios, we identify similar characteristics throughout the portfolio including credit scores, loan-to-value ratios and collateral. For our commercial real estate and construction loan portfolios, a further analysis is made in which we segregated the loans by type based on the purpose of the loan and the collateral properties securing the loan. Various risk factors for each type of loan are considered, including the impact of general economic and business conditions, collateral value trends, credit quality trends, qualitative factors and historical loss experience.

As of March 31, 2011, DNB had $11.1 million of non-performing assets, which included $6.8 million of non-performing or impaired loans and $4.3 million of OREO. Loans are reviewed for impairment in accordance with FASB ASC 310-10-35. Impaired loans can either be secured or unsecured, not including large groups of smaller balance loans that are collectively evaluated. Impairment is measured by the difference between the loan amount and the present value of the future cash flow discounted at the loan’s effective interest rate. Management measures loans for impairment by using the fair value of collateral for collateral dependent loans. In general, management reduces the amount of the appraisal by the estimated cost of acquisition and disposition of the underlying collateral and compares that adjusted value with DNB’s carrying value. As part of the general allowance, DNB reserves at the rate of approximately 6% to 10% on non-performing or impaired loans. DNB establishes a specific valuation allowance on impaired loans. Of the $6.9 million of impaired loans at March 31, 2011, $5.2 million had a valuation allowance of $749,000 and $1.7 million had no specific allowance above the general allowance. For those impaired loans that management determined that no specific valuation allowance was necessary, management has reviewed the appraisal for each loan and determined that there is no shortfall in the collateral. During the three months ended March 31, 2011, we recognized no charge-offs related to impaired loans. An impaired loan may not represent an expected loss.

We typically order new third-party appraisals or collateral valuations when a loan becomes impaired or is transferred to OREO. This is done within two weeks of a loan becoming impaired or a loan moving to OREO. It generally takes two to eight weeks to receive the appraisals, depending on the type of property being appraised. We recognize any provision or related charge-off within two weeks of receiving the appraisal after the appraisal has been reviewed by DNB. We generally order a new appraisal every twelve months, unless management determines more frequent appraisals are necessary. DNB had appraisals and valuations dated and reviewed within three months of December 31, 2010 for all impaired real estate loans having a balance of $100,000 or higher. Because appraisals utilize historical data in reaching valuation conclusions, the appraised or updated value may or may not reflect the actual sales price that we will receive at the time of sale. Management uses the qualitative factor “Changes in the value of underlying collateral for collateral-dependent loans” to establish a reserve to mitigate this risk.

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

In connection with the valuation process, we will typically develop an exit strategy for the collateral by assessing overall market conditions, the current condition and use of the asset and its highest and best use. For most income- producing real estate, investors value most highly a stable income stream from the asset; consequently, we conduct a comparative evaluation to determine whether conducting a sale on an “as-is” basis or on an “as-stabilized” basis is most likely to produce the highest net realizable value and compare these values with the costs incurred and the holding period necessary to achieve the “as stabilized” value.

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

Analysis of Allowance for Credit Losses
(Dollars in thousands)

	Three Months Ended March 31, 2011	Year Ended December 31, 2010	Three Months Ended March 31, 2010
Beginning balance	$5,884	$5,477	$5,477
Provisions	426	2,216	426
Loans charged off:
Residential mortgage	(40)	(520)	(9)
Commercial	(14)	(577)	(16)
Lease financing	—	(548)	—
Consumer	—	(210)	(56)
Total charged off	(54)	(1,855)	(81)
Recoveries:
Residential mortgage	46	15	—
Commercial	4	11	6
Lease financing	1	20	29
Consumer	—	—	—
Total recoveries	51	46	35
Ending balance	$6,307	$5,884	$5,857

Reserve for unfunded loan commitments	$126	$150	$139

The following table sets forth the composition of DNB’s allowance for credit losses at the dates indicated.

Composition of Allowance for Credit Losses
(Dollars in thousands)

	Three Months Ended March 31, 2011		Year Ended December 31, 2010		Three Months Ended March 31, 2010
	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans
Residential mortgage	$521	7%	$454	8%	$669	10%
Commercial	4,472	81	4,387	80	4,266	74
Lease financing	121	—	86	—	62	1
Consumer	486	12	482	12	512	15
Unallocated	707	—	475	—	348	—
Total	$6,307	100%	$5,884	100%	$5,857	100%

Reserve for unfunded loan commitments	$126	—	$150	—	$139	—

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

Non-interest income for the three month period ended March 31, 2011 was $961,000 compared to $1.6 million for the same period in 2010. The $608,000 decrease during the three months ended March 31, 2011 was mainly attributable to a $695,000 decrease in gains on sales of securities and a $67,000 decrease in service charges on deposits, offset by a $132,000 gain on an SBA loan sale. Gains on sales of securities were $1,000 for the three month period ended March 31, 2011 compared to $696,000 for the same period in 2010. Absent the gains on sales of investment securities for the three months ended March 31, 2011, non-interest income would have been $960,000, compared to $873,000 for the same period in 2010.

NON-INTEREST EXPENSE

Non-interest expense includes salaries and employee benefits, furniture and equipment, occupancy, professional and consulting fees as well as printing and supplies, advertising & marketing, FDIC insurance, FHLB prepayment penalties and other less significant expense items.  Non-interest expense for the three month period ended March 31, 2011 was $4.3 million compared to $4.6 million for the same period in 2010. During the three months ended March 31, 2011, total non-interest expense decreased by $348,000. This was primarily due to a prepayment penalty paid to the FHLB of $560,000 in 2010, offset by increases in salary and employee benefits of $97,000, occupancy of $70,000 and advertising and marketing of $52,000. DNB’s non-interest expense to average assets ratio for the three-month period ended March 31, 2011 was 2.86%, compared to 2.93% for the same period in 2010.

INCOME TAXES

Income tax expense for the three month periods ended March 31, 2011 was $445,000 compared to $271,000 for the same period in 2010. The effective tax rate for the three month periods ended March 31, 2011 was 30.4% compared to 28.6% for the same periods in 2010. Income tax expense for each period differs from the amount determined at the statutory rate of 34% due to tax-exempt income on loans and investment securities, DNB's ownership of BOLI policies, and tax credits recognized on a low-income housing limited partnership.

ASSET QUALITY

Non-performing assets totaled $11.1 million at March 31, 2011 compared to $11.5 million at December 31, 2010 and $13.2 million at March 31, 2010. Total non-performing assets decreased $372,000 during the three months ended March 31, 2011. This decrease was primarily due to the addition of two commercial loans offset by the sale of two residential properties and the payoff of two commercial loans. Total non-performing assets decreased $2.0 million from March 31, 2010. As a result of the decrease in non-performing loans, the non-performing loans to total loans ratio decreased to 1.67% at March 31, 2011, down from 2.62% at March 31, 2010. The non-performing assets to total assets ratio decreased to 1.83% at March 31, 2011 from 2.15% at March 31, 2010. The allowance to non-performing loans and leases ratio increased from 61.5% at March 31, 2010 to 92.2% at March 31, 2011. DNB continues to work diligently to improve asset quality by adhering to strict underwriting standards and improving lending policies and procedures. Non-performing assets have, and will continue to have, an impact on earnings; therefore management intends to continue working aggressively to reduce the level of such assets.

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

DNB’s Credit Policy Committee monitors the performance of the loan and lease portfolio to identify potential problem assets on a timely basis. Committee members meet to design, implement and review asset recovery strategies, which serve to maximize the recovery of each troubled asset. As of March 31, 2011, DNB had $11.3 million of loans, which, although performing at that date, are believed to require increased supervision and review; and may, depending on the economic environment and other factors, become non-performing assets in future periods. The amount of such loans at December 31, 2010 was $11.3 million. The majority of the loans are secured by commercial real estate, with lesser amounts being secured by residential real estate, inventory and receivables.

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

Non-Performing Assets
(Dollars in thousands)

	March 31, 2011	December 31, 2010	March 31, 2010
Non-accrual loans:
Residential mortgage	$1,669	$2,334	$2,666
Commercial mortgage	736	834	1,905
Commercial	4,077	3,722	4,346
Lease financing	272	273	149
Consumer	60	60	50
Total non-accrual loans	6,814	7,223	9,116
Loans 90 days past due and still accruing	23	—	410
Troubled debt restructurings	—	—	—
Total non-performing loans	6,837	7,223	9,526
Other real estate owned & other repossessed property	4,338	4,324	3,670
Total non-performing assets	$11,175	$11,547	$13,196

Asset quality ratios:
Non-performing loans to total loans	1.67%	1.82%	2.62%
Non-performing assets to total assets	1.83	1.92	2.15
Allowance for credit losses to:
Total loans and leases	1.54	1.49	1.61
Non-performing loans and leases	92.2	81.5	61.5

Included in the loan and lease portfolio are loans for which DNB has ceased the accrual of interest.  If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

	Three Months Ended	Year Ended	Three Months Ended
(Dollars in thousands)	March 31, 2011	December 31, 2010	March 31, 2010
Interest income which would have been
recorded under original terms	$86	$452	$96
Interest income recorded during the period	—	(42)	(1)
Net impact on interest income	$86	$410	$95

Impaired loans are measured for impairment using the fair value of the collateral for collateral dependent loans. Information regarding impaired loans is presented as follows:

	Three Months Ended	Year Ended	Three Months Ended
(Dollars in thousands)	March 31, 2011	December 31, 2010	March 31, 2010
Total recorded investment	$6,917	$7,223	$9,229
Impaired loans with a specific allowance	5,211	4,813	3,776
Impaired loans without a specific allowance	1,706	2,410	5.453
Average recorded investment	7,120	8,563	9,229
Specific allowance allocation	749	493	744
Total cash collected	570	2,457	112
Interest income recorded	6	113	1

LIQUIDITY AND CAPITAL RESOURCES

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes.  DNB’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding. As part of its liquidity management, DNB maintains assets that comprise its primary liquidity, which totaled $70.2 million at March 31, 2011.  Primary liquidity includes investments, Federal funds sold and cash and due from banks, less pledged securities.  DNB also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.

 In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs.  Through these relationships, DNB has available credit of approximately $213.2 million.  As a member of the FHLB, we are eligible to borrow up to a specific credit limit which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of March 31, 2011, our Maximum Borrowing Capacity with the FHLB was $196.2 million. The total of our outstanding borrowings from the FHLB on that date was $20.0 million. At March 31, 2011, we also had available $17.0 million of unsecured federal funds lines of credit with other financial institutions. Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

At March 31, 2011, DNB had $59.0 million in un-funded loan commitments.  Management anticipates these commitments will be funded by means of normal cash flows. Certificates of deposit greater than or equal to $100,000 scheduled to mature in one year or less from March 31, 2011 totaled $40.3 million.  Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in Federal funds sold or by pay-downs and maturities of loans and investments.

The Corporation and the Bank have each met the definition of “well capitalized” for regulatory purposes on March 31, 2011.  The Bank’s capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of the Corporation’s or the Bank’s overall financial condition or prospects. The Corporation’s capital exceeds the FRB’s minimum leverage ratio requirements for bank holding companies (see additional discussion included in Footnote 17 of DNB’s 10-K).

Under federal banking laws and regulations, DNB and the Bank are required to maintain minimum capital as determined by certain regulatory ratios. Capital adequacy for regulatory purposes, and the capital category assigned to an institution by its regulators, may be determinative of an institution’s overall financial condition.

The following table summarizes data and ratios pertaining to the Corporation and the Bank's capital structure.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation
March 31, 2011:
Total risk-based capital	$62,461	14.59%	$34,256	8.00%	N/A	N/A
Tier 1 risk-based capital	57,100	13. 33	17,128	4.00	N/A	N/A
Tier 1 (leverage) capital	57,100	9.47	24,115	4.00	N/A	N/A
December 31, 2010:
Total risk-based capital	$61,653	14.28%	$34,531	8.00%	N/A	N/A
Tier 1 risk-based capital	56,255	13.03	17,265	4.00	N/A	N/A
Tier 1 (leverage) capital	56,255	9.25	24,324	4.00	N/A	N/A
DNB First, N.A.
March 31, 2011:
Total risk-based capital	$62,326	14.57%	$34,222	8.00%	$42,778	10.00%
Tier 1 risk-based capital	56,965	13. 32	17,111	4.00	25,667	6.00
Tier 1 (leverage) capital	56,965	9.46	24,097	4.00	30,122	5.00
December 31, 2010:
Total risk-based capital	$61,288	14.21%	$34,497	8.00%	$43,121	10.00%
Tier 1 risk-based capital	55,890	12.96	17,248	4.00	25,872	6.00
Tier 1 (leverage) capital	55,890	9.20	24,306	4.00	30,383	5.00

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes an Economic Value of Equity ("EVE") model.  The EVE model measures the potential price risk of equity to changes in interest rates and factors in the optionality included on the balance sheet.  EVE analysis is used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points.  The EVE is likely to be different if rates change.  Results falling outside prescribed ranges require action by management.  At March 31, 2011 and December 31, 2010, DNB's variance in the EVE as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the table below. The change as a percentage of the present value of equity with a 200 basis point increase at March 31, 2011 and December 31, 2010 was within DNB’s negative 25% guideline.

(Dollars in thousands)	March 31, 2011					December 31, 2010
Change in rates	Flat	-200	bp	+200	bp	Flat	-200	bp	+200	bp
EVE	$42,376	$42,564		$34,966		$41,867	$44,026		$33,395
Change		188		(7,411)			2,159		(8,472)
Change as % of assets		—		(1.2	% )		.4%		(1.4	% )
Change as % of PV equity		0.4%		(17.5	% )		5.2%		(20.2	% )

ITEM 4T- CONTROLS AND PROCEDURES

DNB’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2011, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that DNB’s current disclosure controls and procedures are effective and timely, providing them with material information relating to DNB and its subsidiaries required to be disclosed in the report DNB files under the Exchange Act.

Management of DNB is responsible for establishing and maintaining adequate internal control over financial reporting for DNB, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  There was no change in the DNB’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, DNB’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2010, filed with the Commission on March 22, 2011 (File No. 001-34242).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended March 31, 2011.  The following table provides information on repurchases by DNB of its common stock in each month of the quarter ended March 31, 2011:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2011 – January 31, 2011	—	$ —	—	63,016
February 1, 2011 – February 28, 2011	—	—	—	63,016
March 1, 2011 – March 31, 2011	—	—	—	63,016
Total	—	$—	—

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

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K.

The exhibits listed on the Index to Exhibits on pages 41-43 of this report are incorporated by reference or filed or furnished herewith in response to this Item.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNB FINANCIAL CORPORATION

May 11, 2011	BY:	/s/ William S. Latoff
William S. Latoff, Chairman of the Board and Chief Executive Officer

May 11, 2011	BY:	/s/ Gerald F. Sopp
Gerald F. Sopp, Chief Financial Officer and Executive Vice President

Index to Exhibits

Exhibit No. Under Item 601 of Regulation S-K
3	(i)
Amended and Restated Articles of Incorporation, as amended effective December 8, 2008, filed March 31, 2009 as item 3(i) to Form 10-K for the fiscal year-ended December 31, 2008 (No. 1-34242) and incorporated herein by reference.

	(ii)	Bylaws of the Registrant as amended December 8, 2008, filed March 31, 2009 as item 3(ii) to Form 10-K for the fiscal year-ended December 31, 2008 (No. 1-34242) and incorporated herein by reference.
(iii)
Certificate of Designations of Fixed Rate Cumulative Preferred Stock, Series 2008A of DNB Financial Corporation, filed as Exhibit 4.3 to Form 8-K (No. 1-34242) on January 26, 2009 and incorporated herein by reference.

4	(a)
Registrant has certain debt obligations outstanding, for none of which do the instruments defining holders rights authorize an amount of securities in excess of 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. Registrant agrees to furnish copies of such agreements to the Commission on request.

	(b)	Form of Preferred Stock Certificate to the United States Department of the Treasury, filed as Exhibit 4.4 to Form 8-K (No. 1-34242) on January 30, 2009 and incorporated herein by reference.
	(c)	Form of Warrant to Purchase Common Stock to the United States Department of the Treasury, filed as Exhibit 4.5 to Form 8-K (No. 1-34242) on January 30, 2009 and incorporated herein by reference.
10	(a)*
Amended and Restated Change of Control Agreements dated December 20, 2006 between DNB Financial Corporation and DNB First, N.A. and the following executive officers, each in the form filed March 26, 2007 as item 10(a) to Form 10-K for the fiscal year-ended December 31, 2006 (No. 1-34242) and incorporated herein by reference: Bruce E. Moroney, C. Tomlinson Kline III, and Richard J. Hartmann.

(b)**
1995 Stock Option Plan of DNB Financial Corporation (as amended and restated, effective as of April 27, 2004), filed on March 29, 2004 as Appendix A to Registrant’s Proxy Statement for its Annual Meeting of Stockholders held April 27, 2004, and incorporated herein by reference.

(c)*
Form of waiver signed by William S. Latoff, William J. Hieb, Gerald F. Sopp, Bruce E. Moroney and Albert J. Melfi, Jr., each dated January 30, 2009, with respect to U.S. Treasury TARP Capital Purchase Program, filed as Exhibit 4.6 to Form 8-K (No. 1-34242) on January 30, 2009 and incorporated herein by reference.

(d)**
DNB Financial Corporation Incentive Equity and Deferred Compensation Plan (As Amended and Restated Effective May 5, 2009), filed March 31, 2009 as Appendix A to Registrant’s definitive proxy statement on Schedule 14-A (No. 1-34242) and incorporated herein by reference.

(e)*
Amended and Restated Change of Control Agreement among DNB Financial Corporation, DNB First, N.A. and William S. Latoff, dated December 20, 2006, filed March 26, 2007 as item 10(e) to Form 10-K for the fiscal year-ended December 31, 2006 (No. 1-34242) and incorporated herein by reference.

(f)*
Agreement of Lease dated February 10, 2005 between Headwaters Associates, a Pennsylvania general partnership, as Lessor, and DNB First, National Association as Lessee for a portion of premises at 2 North Church Street, West Chester, Pennsylvania, filed March 10, 2005 as Item 10(l) to Form 10-K for the fiscal year ended December 31, 2004 (No. 1-34242) and incorporated herein by reference, as amended by Addendum to Agreement of Lease dated as of November 15, 2005, filed March 23, 2006 as Item 10(l) to Form 10-K for the fiscal year ended December 31, 2005 (No. 1-34242) and incorporated herein by reference, and as further amended by Second Addendum to Agreement of Lease dated as of May 25, 2006, filed August 14, 2006 as Item 10(l) to Form 10-Q for the fiscal quarter ended June 30, 2006 (No. 1-34242) and incorporated herein by reference, and as further amended by Third Addendum to Agreement of Lease dated as of June 9, 2010, filed August 13, 2010 as Item 10(f) to Form 10-Q for the fiscal quarter ended June 30, 2010 (No. 1-34242) and incorporated herein by reference.

(g)**
Form of Stock Option Agreement for grants prior to 2005 under the Registrant’s Stock Option Plan, filed May 11, 2005 as Item 10(n) to Form 10-Q for the fiscal quarter ended March 31, 2005 (No. 1-34242) and incorporated herein by reference.

(h)**
Form of Nonqualified Stock Option Agreement for April 18, 2005 and subsequent grants prior to April 23, 2010 under the Stock Option Plan, filed May 11, 2005 as Item 10(o) to Form 10-Q for the fiscal quarter ended March 31, 2005 (No. 1-34242) and incorporated herein by reference.

(i)
Agreement of Sale dated June 1, 2005 between DNB First, National Association (the “Bank”), as seller, and Papermill Brandywine Company, LLC, a Pennsylvania limited liability company, as buyer (“Buyer”) with respect to the sale of the Bank’s operations center and an adjunct administrative office (the “Property”) and accompanying (i) Agreement of Lease between the Buyer as landlord and the Bank as tenant, pursuant to which the Property will be leased back to the Bank, and (ii) Parking Easement Agreement to provide cross easements with respect to the Property, the Buyer’s other adjoining property and the Bank’s other adjoining property, filed August 15, 2005 as Item 10(p) to Form 10-Q for the fiscal quarter ended June 30, 2005 (No. 1-34242) and incorporated herein by reference.

(j)
Agreement of Lease dated November 18, 2005 between Papermill Brandywine Company, LLC, a Pennsylvania limited liability company (“Papermill”), as Lessor, and DNB First, National Association as Lessee for the banks operations center and adjunct administrative office, filed March 23, 2006 as Item 10(q) to Form 10-K for the fiscal year ended December 31, 2005 (No. 1-34242) and incorporated herein by reference.

(k)*
Amended and Restated Change of Control Agreement among DNB Financial Corporation, DNB First, N.A. and William J. Hieb, filed May 15, 2007 as Item 10(l) to Form 10-Q for the fiscal quarter ended March 31, 2007 (No. 1-34242) and incorporated herein by reference.

(l)**
Form of Nonqualified Stock Option Agreement for grants on and after December 22, 2005 and prior to April 23, 2010 under the Stock Option Plan, filed March 23, 2006 as Item 10(s) to Form 10-K for the fiscal year ended December 31, 2005 (No. 1-34242) and incorporated herein by reference.

(m)*
Deferred Compensation Plan For Directors of DNB Financial Corporation (adopted effective October 1, 2006), filed November 14, 2006 as Item 10(s) to Form 10-Q for the fiscal quarter ended September 30, 2006 (No. 1-34242) and incorporated herein by reference.

(n)*
DNB Financial Corporation Deferred Compensation Plan (adopted effective October 1, 2006), filed November 14, 2006 as Item 10(t) to Form 10-Q for the fiscal quarter ended September 30, 2006 (No. 1-34242) and incorporated herein by reference.

(o)*
Trust Agreement, effective as of October 1, 2006, between DNB Financial Corporation and DNB First, National Association (Deferred Compensation Plan), filed November 14, 2006 as Item 10(u) to Form 10-Q for the fiscal quarter ended September 30, 2006 (No. 1-34242) and incorporated herein by reference.

(p)*
Change of Control Agreements among DNB Financial Corporation, DNB First, N.A. and each of the following executive officers, each in the form filed March 26, 2007 as item 10(q) to Form 10-K for the fiscal year-ended December 31, 2006 (No. 1-34242) and incorporated herein by reference: Albert J. Melfi, Jr. and Gerald F. Sopp.

(q)*
DNB Financial Corporation Supplemental Executive Retirement Plan for William S. Latoff as amended and restated effective April 1, 2007, filed May 15, 2007 as Item 10(r) to Form 10-Q for the fiscal quarter ended March 31, 2007 (No. 1-34242) and incorporated herein by reference, as further amended by Amendment dated December 8, 2008, filed March 31, 2009 as item 3(r) to Form 10-K for the fiscal year-ended December 31, 2008 (No. 1-34242) and incorporated herein by reference.

(r)*
Trust Agreement effective as of December 20, 2006 between DNB Financial Corporation and DNB First, N.A. (William S. Latoff SERP), filed March 26, 2007 as item 10(s) to Form 10-K for the fiscal year-ended December 31, 2006 (No. 1-34242) and incorporated herein by reference, as modified by Agreement to Terminate Trust dated as of April 1, 2007, filed May 15, 2007 as Item 10(s) to Form 10-Q for the fiscal quarter ended March 31, 2007 (No. 1-34242) and incorporated herein by reference.

(s)*
DNB Offer Letter to Albert J. Melfi, Jr., dated November 10, 2006, filed March 26, 2005 as item 10(t) to Form 10-K for the fiscal year-ended December 31, 2006 (No. 1-34242) and incorporated herein by reference.

(t)*
DNB Offer Letter to Gerald F. Sopp, dated December 20, 2006, filed March 26, 2007 as item 10(u) to Form 10-K for the fiscal year-ended December 31, 2006 (No. 1-34242) and incorporated herein by reference.

(u)**
Form of Restricted Stock Award Agreement dated November, 28, 2007, filed March 28, 2008 as item 10(v) to Form 10-K for the fiscal year-ended December 31, 2007 (No. 1-34242) and incorporated herein by reference.

(v)*
Amendments dated December 16, 2009 to Change of Control Agreements among DNB Financial Corporation, DNB First, N.A. and William S. Latoff, William J. Hieb, Albert J. Melfi, Richard J. Hartman, Gerald F. Sopp and Bruce E. Moroney with respect to compliance with certain provisions of the Emergency Economic Stabilization Act of 2008 (“EESA”), the American Recovery Reinvestment Act of 2009 (“ARRA”) and the provisions of the Interim Final Rule on “TARP Standards for Compensation and Corporate Governance” published by the United States Treasury Department (“UST”) on June 15, 2009, filed March 26, 2010 as item 10(w) to Form 10-K for the fiscal year ended December 31, 2009 (No. 1-34242) and incorporated herein by reference.

(w)**
Restricted Stock Award Agreement dated April 23, 2010 between DNB Financial Corporation and William S. Latoff, filed August 13, 2010 as Item 10(x) to Form 10-Q for the fiscal quarter ended June 30, 2010 (No. 1-34242) and incorporated herein by reference.

(x)**
Form of Restricted Stock Option Agreement for non-employee directors for awards made on and after April 23, 2010 pursuant to the 1995 Stock Option Plan of DNB Financial Corporation (as amended and restated, effective as of April 27, 2004), filed August 13, 2010 as Item 10(y) to Form 10-Q for the fiscal quarter ended June 30, 2010 (No. 1-34242) and incorporated herein by reference.

(y)**
Form of Restricted Stock Option Agreement for employees for awards made on and after April 23, 2010 pursuant to the 1995 Stock Option Plan of DNB Financial Corporation (as amended and restated, effective as of April 27, 2004), filed August 13, 2010 as Item 10(z) to Form 10-Q for the fiscal quarter ended June 30, 2010 (No. 1-34242) and incorporated herein by reference.

(z)**
Form of Amendment effective April 23, 2010, to the Restricted Stock Award agreements made between James H. Thornton, James J. Koegel, Mildred C. Joyner and Thomas A. Fillippo, non-employee Directors of the registrant, and the registrant on November 28, 2007 and December 17, 2008, filed August 13, 2010 as Item 10(aa) to Form 10-Q for the fiscal quarter ended June 30, 2010 (No. 1-34242) and incorporated herein by reference.

(aa)**
Form of Amendment effective April 23, 2010, to the Restricted Stock Award agreements made between Eli Silberman, a non-employee Director of the registrant, and the registrant on November 28, 2007 and December 17, 2008, filed August 13, 2010 as Item 10(bb) to Form 10-Q for the fiscal quarter ended June 30, 2010 (No. 1-34242) and incorporated herein by reference.

(bb)**
Form of Amendment effective April 23, 2010, to the Restricted Stock Award agreements made between William S. Latoff, William J. Hieb, Albert J. Melfi, Gerald F. Sopp and Bruce E. Moroney, officers of the registrant, and the registrant on November 28, 2007 and December 17, 2008, filed August 13, 2010 as Item 10(cc) to Form 10-Q for the fiscal quarter ended June 30, 2010 (No. 1-34242) and incorporated herein by reference.

11
Registrant’s Statement of Computation of Earnings Per Share is set forth in Footnote 5 to Registrant's consolidated financial statements at page 14 of this Form 10-Q and is incorporated herein by reference.

14
Code of Ethics as amended and restated effective February 23, 2005, filed March 10, 2005 as Item 10(m) to Form 10-K for the fiscal year ended December 31, 2004 (No. 1-34242) and incorporated herein by reference.

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