Form 10-Q
period 2011-06-30
DNB FINANCIAL CORP /PA/
filed 2011-08-12
CIK 713671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: June 30, 2011
or
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock ($1.00 Par Value) (Class)	2,679,467 (Shares Outstanding as of August 10, 2011)

DNB FINANCIAL CORPORATION AND SUBSIDIARY

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

DNB Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition (Unaudited)

	June 30,	December 31,
(Dollars in thousands, except share and per share data)	2011	2010
Assets
Cash and due from banks	$30,479	$18,360
Federal funds sold	—	8,000
Cash and cash equivalents	30,479	26,360
AFS investment securities (amortized cost of $115,528 and $144,205)	115,849	142,161
HTM investment securities (fair value of $40,008 and $8,723)	39,780	8,431
Total investment securities	155,629	150,592
Loans and leases	417,473	396,171
Allowance for credit losses	(6,443)	(5,884)
Net loans and leases	411,030	390,287
Restricted stock	3,898	4,201
Office property and equipment, net	8,073	8,248
Accrued interest receivable	2,392	2,283
OREO & other repossessed property	3,966	4,324
Bank owned life insurance (BOLI)	8,257	8,137
Intangible assets	185	160
Net deferred taxes	3,056	3,822
Other assets	3,032	3,918
Total assets	$629,997	$602,332
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$64,756	$58,948
Interest-bearing deposits:
NOW	168,186	163,104
Money market	114,309	89,944
Savings	44,123	42,521
Time	127,246	138,229
Total deposits	518,620	492,746
Federal Home Loan Bank of Pittsburgh (FHLBP) advances	20,000	25,000
Repurchase agreements	29,196	23,349
Junior subordinated debentures	9,279	9,279
Other borrowings	610	2,602
Total borrowings	59,085	60,230
Accrued interest payable	468	527
Other liabilities	3,128	3,621
Total liabilities	581,301	557,124
Stockholders’ Equity
Preferred stock, $10.00 par value;
1,000,000 shares authorized; $1,000 liquidation preference per share; 11,750 issued	11,556	11,541
Common stock, $1.00 par value;
10,000,000 shares authorized; 2,874,694 issued	2,888	2,884
Stock warrants	151	151
Treasury stock, at cost; 202,639 and 213,545 shares, respectively	(4,404)	(4,515)
Surplus	35,333	35,294
Retained earnings	3,903	2,069
Accumulated other comprehensive loss, net	(731)	(2,216)
Total stockholders’ equity	48,696	45,208
Total liabilities and stockholders’ equity	$629,997	$602,332
See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands, except per share data)	2011	2010	2011	2010
Interest Income:
Interest and fees on loans and leases	$5,675	$5,239	$11,281	$10,370
Interest and dividends on investment securities:
Taxable	939	1,245	1,776	2,693
Exempt from federal taxes	1	19	1	64
Interest on cash and cash equivalents	19	23	28	50
Total interest and dividend income	6,634	6,526	13,086	13,177
Interest Expense:
Interest on NOW, money market and savings	280	504	577	1,134
Interest on time deposits	584	765	1,184	1,653
Interest on FHLB advances	211	328	438	849
Interest on repurchase agreements	39	54	76	119
Interest on junior subordinated debentures	76	100	156	220
Interest on other borrowings	21	21	53	43
Total interest expense	1,211	1,772	2,484	4,018
Net interest income	5,423	4,754	10,602	9,159
Provision for credit losses	426	400	852	826
Net interest income after provision for credit losses	4,997	4,354	9,750	8,333
Non-interest Income:
Service charges	265	329	541	672
Wealth management	221	200	429	416
Increase in cash surrender value of BOLI	60	62	120	123
Gain on sale of investment securities, net	1	279	2	975
Gain on sale of loans	93	—	225	—
Other fees	307	282	591	535
Total non-interest income	947	1,152	1,908	2,721
Non-interest Expense:
Salaries and employee benefits	2,145	2,115	4,345	4,218
Furniture and equipment	319	363	650	722
Occupancy	447	399	973	855
Professional and consulting	264	319	563	585
Advertising and marketing	191	177	347	281
Printing and supplies	45	44	82	85
FDIC insurance	117	209	309	420
FHLB prepayment penalties	—	—	—	560
Other expenses	564	520	1,077	1,022
Total non-interest expense	4,092	4,146	8,346	8,748
Income before income tax expense	1,852	1,360	3,312	2,306
Income tax expense	564	413	1,009	684
Net income	$1,288	$947	$2,303	$1,622
Preferred stock dividends and accretion of discount	154	155	309	309
Net income available to Common Shareholders	$1,134	$792	$1,994	$1,313
Earnings per common share:
Basic	$0.43	$0.30	$0.75	$0.50
Diluted	$0.42	$0.30	$0.74	$0.50
Cash dividends per common share	$0.03	$0.03	$0.06	$0.06
Weighted average common shares outstanding:
Basic	2,670,406	2,631,824	2,667,394	2,626,100
Diluted	2,689,998	2,631,855	2,692,813	2,626,116
See accompanying notes to unaudited consolidated financial statements.

DNB FINANCIAL CORPORATION AND Subsidiary
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Unaudited)
(Dollars in thousands)

	Preferred Stock	Common Stock	Stock Warrants	Treasury Stock	Surplus	Retained Earnings	Accumulated Other Compre- hensive Loss	Total

Balance at January 1, 2011	$11,541	$2,884	$151	$(4,515)	$35,294	$2,069	$(2,216)	$45,208
Comprehensive income:
Net income for six months ended June 30, 2011	—	—	—	—	—	2,303	—	2,303
Other comprehensive income, net of tax:
Accretion of discount on AFS to HTM reclassification	—	—	—	—	—	—	1	1
Unrealized gains on AFS securities, net	—	—	—	—	—	—	1,484	1,484
Total comprehensive income	—	—	—	—	—	—	—	3,788
Preferred stock discount accretion	15	—	—	—	—	(15)	—	—
Restricted stock compensation expense	—	4	—	—	26	—	—	30
Stock option compensation	—	—	—	—	13	—	—	13
Cash dividends ($0.06 per share)	—	—	—	—	—	(160)	—	(160)
Cash dividends-Preferred	—	—	—	—	—	(294)	—	(294)
Sale of treasury shares to 401(k) (10,906 shares)	—	—	—	111	—	—	—	111
Balance at June 30, 2011	$11,556	$2,888	$151	$(4,404)	$35,333	$3,903	$(731)	$48,696

	Preferred Stock	Common Stock	Stock Warrants	Treasury Stock	Surplus	(Accumulated Deficit) Retained Earnings	Accumulated Other Compre- hensive (Loss) Income	Total

Balance at January 1, 2010	$11,511	$2,875	$151	$(4,727)	$35,179	$(666)	$(1,447)	$42,876
Comprehensive income:
Net income for six months ended June 30, 2010	—	—	—	—	—	1,622	—	1,622
Other comprehensive income, net of tax:
Unrealized gains on AFS securities, net	—	—	—	—	—	—	1,610	1,610
Total comprehensive income	—	—	—	—	—	—	—	3,232
Preferred stock discount accretion	15	—	—	—	—	(15)	—	—
Restricted stock compensation expense	—	5	—	—	57	—	—	62
Stock option compensation	—	—	—	—	5	—	—	5
Cash dividends ($0.06 per share)	—	—	—	—	—	(158)	—	(158)
Cash dividends-Preferred	—	—	—	—	—	(294)	—	(294)
Sale of treasury shares to 401(k) (16,231 shares)	—	—	—	106	—	—	—	106
Balance at June 30, 2010	$11,526	$2,880	$151	$(4,621)	$35,241	$489	$163	$45,829

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2011	2010
Cash Flows From Operating Activities:
Net income	$2,303	$1,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,198	1,736
Provision for credit losses	852	826
Unvested stock amortization	43	67
Net gain on sale of securities	(2)	(975)
Net loss on sale and write down of OREO and other repossessed property	1	4
(Increase) decrease in accrued interest receivable	(109)	287
Decrease in other assets	886	862
Earnings from investment in BOLI	(120)	(123)
Decrease in accrued interest payable	(59)	(187)
Increase in deferred tax benefit (expense)	—	171
Gain on sale of loans	(225)	—
Decrease in other liabilities	(560)	(736)
Net Cash Provided By Operating Activities	4,208	3,554
Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Sales	15,762	114,964
Maturities, repayments and calls	19,895	19,645
Purchases	(27,944)	(158,674)
Activity in held-to-maturity securities:
Sales	—	29,855
Maturities, repayments and calls	2,666	5,843
Purchases	(13,932)	(2,137)
Net decrease (increase) in restricted stock	303	(298)
Proceeds from sale of loans	2,890	—
Net increase in loans and leases	(26,241)	(10,683)
Purchases of premises and equipment	(279)	(211)
Proceeds from sale of OREO and other repossessed property	424	1,268
Net Cash Used By Investing Activities	(26,456)	(428)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	25,874	(5,969)
Repayment of FHLB advances	(5,000)	(23,000)
Net increase in short term repurchase agreements	5,847	10,906
Decrease in lease obligations	(11)	(10)
Dividends paid	(454)	(452)
Sale of treasury stock, net	111	106
Net Cash Provided by (Used By) Financing Activities	26,367	(18,419)
Net Change in Cash and Cash Equivalents	4,119	(15,293)
Cash and Cash Equivalents at Beginning of Period	26,360	43,832
Cash and Cash Equivalents at End of Period	$30,479	$28,539
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,543	$4,205
Income taxes	1,159	670
Supplemental Disclosure of Non-cash Flow Information:
Transfer securities from AFS to HTM, at fair value (amortized cost of $20,228)	20,112	—
Transfers from loans and leases to real estate owned	—	483
See accompanying notes to unaudited consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, DNB First, National Association (the "Bank") have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior amounts not affecting net income are reclassified when necessary to conform to current period classifications. The results of operations for the three and six-month periods ended June 30, 2011 are not necessarily indicative of the results which may be expected for the entire year.  The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2010.

Subsequent Events-- Management has evaluated events and transactions occurring subsequent to June 30, 2011 for items that should potentially be recognized or disclosed in these Consolidated Financial Statements. The evaluation was conducted through the date these financial statements were issued.

NOTE 2: INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities, as of the dates indicated, are summarized as follows:

	June 30, 2011
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Held To Maturity
Government Sponsored Entities (GSE) mortgage-backed securities	$17,089	$284	$(84)	$17,289
Corporate bonds	1,551	30	—	1,581
Collateralized mortgage obligations GSE	8,760	32	(37)	8,755
State and municipal tax-exempt	12,380	3	—	12,383
Total	$39,780	$349	$(121)	$40,008

Available For Sale
US Government agency obligations	$49,841	$99	$(275)	$49,665
GSE mortgage-backed securities	34,218	477	(12)	34,683
Collateralized mortgage obligations GSE	6,730	21	(8)	6,743
Corporate bonds	24,712	243	(210)	24,745
Equity securities	27	—	(14)	13
Total	$115,528	$840	$(519)	$115,849

	December 31, 2010
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Held To Maturity
GSE mortgage-backed securities	$7,085	$291	$—	$7,376
Collateralized mortgage obligations GSE	1,346	14	(13)	1,347
Total	$8,431	$305	$(13)	$8,723

Available For Sale
US Government agency obligations	$45,128	$32	$(916)	$44,244
GSE mortgage-backed securities	64,463	127	(592)	63,998
Collateralized mortgage obligations GSE	17,155	14	(551)	16,618
Corporate bonds	17,432	159	(303)	17,288
Equity securities	27	—	(14)	13
Total	$144,205	$332	$(2,376)	$142,161

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The table below details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at June 30, 2011 and December 31, 2010.

June 30, 2011
(Dollars in thousands)	Total Fair Value	Total Unrealized Loss	Fair value Impaired Less Than 12 Months	Unrealized Loss Less Than 12 Months	Fair value Impaired More Than 12 Months	Unrealized Loss More Than 12 Months
Held To Maturity
Collateralized mortgage obligations GSE	$7,633	$(37)	$7,633	$(37)	$—	$—
US Government agency obligations	12,195	(84)	12,195	(84)	—	—
Total	$19,828	$(121)	$19,828	$(121)	$—	$—

Available For Sale
Corporate bonds	$15,739	$(210)	$15,739	$(210)	$—	$—
US Government agency obligations	19,429	(275)	19,429	(275)	—	—
Collateralized mortgage obligations GSE	2,452	(8)	2,452	(8)	—	—
GSE mortgage-backed securities	3,984	(12)	2,932	(11)	1,052	(1)
Equity securities	13	(14)	—	—	13	(14)
Total	$41,617	$(519)	$40,552	$(504)	$1,065	$(15)

	December 31, 2010
(Dollars in thousands)	Total Fair Value	Total Unrealized Loss	Fair value Impaired Less Than 12 Months	Unrealized Loss Less Than 12 Months	Fair value Impaired More Than 12 Months	Unrealized Loss More Than 12 Months
Held To Maturity
Collateralized mortgage obligations GSE	$789	$(13)	$789	$(13)	$—	$—
Total	$789	$(13)	$789	$(13)	$—	$—

Available For Sale
Corporate bonds	$9,845	$(303)	$9,845	$(303)	$—	$—
US Government agency obligations	28,972	(916)	28,972	(916)	—	—
Collateralized mortgage obligations GSE	12,539	(551)	12,539	(551)	—	—
GSE mortgage-backed securities	40,013	(592)	40,013	(592)	—	—
Equity securities	13	(14)	—	—	13	(14)
Total	$91,382	$(2,376)	$91,369	$(2,362)	$13	$(14)

As of June 30, 2011, there were 5 mortgage backed securities, 15 corporate bonds, 5 agency notes, 3 collateralized mortgage obligations, and 6 equity securities which were in an unrealized loss position. DNB does not intend to sell these securities and management of DNB does not expect to be required to sell any of these securities prior to a recovery of its cost basis. Management does not believe any individual unrealized loss as of June 30, 2011 represents an other-than-temporary impairment. There were 6 equity securities and one MBS fixed rate security that were impaired for more than 12 months. DNB reviews its investment portfolio on a quarterly basis judging each investment for other-than-temporary impairment (OTTI). The OTTI analysis focuses on duration and amount a security is below book. As of June 30, 2011, the following securities were reviewed:

GSE mortgage-backed securities. There is currently one security classified as MBS fixed rate that has been impaired for more than twelve months. The current loss on the security is less than $1,000. The market value has declined as interest rates have risen since this security was purchased but DNB anticipates a recovery in the market value as this security approaches its maturity date or as rates decline. DNB expects to collect all principal and interest payments defined under the original terms. There are no securities classified as MBS fixed rate that have a loss greater than 10% of the book value.

Equity securities.  DNB’s investment in six marketable equity securities consists primarily of investments in common stock of community banks. The unrealized losses on the six investments in the Equity securities portfolio were all impaired for more than twelve months. The severity and duration of the impairment are driven by higher collateral losses, wider credit spreads, and changes in interest rates within the financial services sector. DNB evaluated the prospects of all issuers in relation to the severity and duration of

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the impairment. Based on this analysis and an evaluation of DNB’s ability and intent to hold these investments for a reasonable period of time sufficient for each security to increase to DNB’s cost, DNB does not intend to sell these investments and it is not more likely than not that DNB will be required to sell the investments before recovery of their cost, DNB does not consider these investments to be other-than-temporarily impaired at June 30, 2011.

The amortized cost and estimated fair value of investment securities as of June 30, 2011, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid without penalties.

	Held to Maturity		Available for Sale
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$2,633	$2,642
Due after one year through five years	—	—	47,387	47,620
Due after five years through ten years	5,353	5,645	30,412	30,036
Due after ten years	34,427	34,363	35,069	35,538
No stated maturity	—	—	27	13
Total investment securities	$39,780	$40,008	$115,528	$115,849

DNB sold $15.8 million and $115.0 million securities from the AFS portfolio during the six month period ending June 30, 2011 and 2010, respectively. During the same respective periods, DNB sold $0 and $29.9 million from the HTM portfolio. Gains and losses resulting from investment sales, redemptions or calls were as follows:

	Six Months Ended June 30
(Dollars in thousands)	2011	2010
Gross realized gains-AFS	$85	$1,168
Gross realized gains-HTM	—	178
Gross realized losses-AFS	(83)	(168)
Gross realized losses-HTM	—	(203)
Net realized gain	$2	$975

In June 2011, DNB reclassified 3 mortgage backed securities and 2 collateralized mortgage obligations with book values (net carrying amount) of $12.5 million and $7.7 million, respectively, from available-for-sale (AFS) to held-to-maturity (HTM).  The fair value of the 3 mortgage backed securities and 2 collateralized mortgage obligations was $12.4 million and $7.7 million, respectively. The $116,000 difference between their book value and their fair value will be amortized as an adjustment to the carrying value of the investment securities over the remaining lives.

At June 30, 2011 and 2010, investment securities with a carrying value of approximately $128 million and $105 million, respectively, were pledged to secure public funds, repurchase agreements, FHLB advances and for other purposes as required by law.

 NOTE 3: LOANS AND LEASES

The following table sets forth information concerning the composition of total loans and leases outstanding, as of the dates indicated.

(Dollars in thousands)	June 30 2011	Dec. 31 2010
Residential mortgage	$28,887	$30,929
Commercial mortgage	232,591	218,099
Commercial	108,415	97,544
Lease financing	385	898
Consumer	47,195	48,701
Total loans and leases	$417,473	$396,171
Less allowance for credit losses	(6,443)	(5,884)
Net loans and leases	$411,030	$390,287

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Included in the loan portfolio are loans for which DNB has ceased the accrual of interest (i.e. non-accrual loans). Loans of approximately $6.9 million and $7.2 million as of June 30, 2011 and December 31, 2010, respectively, were on a non-accrual basis. DNB also had loans of approximately $23,000 and $1,000 that were 90 days or more delinquent, but still accruing, as of June 30, 2011 and December 31, 2010, respectively. If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

	Six Months Ended June 30
(Dollars in thousands)	2011	2010
Interest income which would have been recorded under original terms	$165	$217
Interest income recorded during the year	—	(8)
Net impact on interest income	$165	$209

NOTE 4: ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses, for the years indicated, are as follows:

	Six Months Ended June 30
(Dollars in thousands)	2011	2010
Beginning balance	$5,884	$5,477
Provision	852	826
Loans charged off	(186)	(301)
Leases charged off	(187)	—
Recoveries	80	26
Net charge-offs	(293)	(275)
Ending balance	$6,443	$6,028
Reserve for unfunded loan commitments	$113	$104

Impaired loans are loans individually evaluated for collectability, and which will probably not be collected in accordance with their contractual terms. Information regarding impaired loans is presented as follows:

	Six Months Ended June 30
(Dollars in thousands)	2011	2010
Total recorded investment	$6,976	$8,998
Impaired loans with a specific allowance	3,971	7,397
Impaired loans without a specific allowance	3,005	1,601
Average recorded investment	7,073	9,113
Specific allowance allocation	578	922
Total cash collected	823	1,386
Interest income recorded	6	56

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of June 30, 2011 and December 31, 2010:

Age Analysis of Past Due Loans Receivables

					June 30, 2011
							Loans Receivable
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	> 90 Days and Accruing
Residential mortgage	$109	$—	$1,918	$2,027	$26,860	$28,887	$—
Commercial mortgage	48	—	733	781	231,810	232,591	—
Commercial:
Commercial term	6	—	885	891	79,210	80,101	—
Commercial construction	—	—	3,185	3,185	25,129	28,314	—
Lease financing	—	—	77	77	308	385	1
Consumer:
Home equity	61	3	58	122	39,027	39,149	—
Other	80	121	25	226	7,820	8,046	22
Total	$304	$124	$6,881	$7,309	$410,164	$417,473	$23

					December 31, 2010
							Loans Receivable
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	> 90 Days and Accruing
Residential mortgage	$77	$110	$2,334	$2,521	$28,408	$30,929	$—
Commercial mortgage	175	—	834	1,009	217,090	218,099	—
Commercial:
Commercial term	73	182	360	615	69,965	70,580	—
Commercial construction	—	—	3,180	3,180	23,784	26,964	—
Lease financing	41	—	273	314	584	898	—
Consumer:
Home equity	33	—	58	91	40,306	40,397	—
Other	71	—	2	73	8,231	8,304	—
Total	$470	$292	$7,041	$7,803	$388,368	$396,171	$—

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

Non-Performing Assets

(Dollars in thousands)	June 30 2011	Dec. 31 2010
Non-accrual loans:
Residential mortgage	$1,918	$2,334
Commercial mortgage	733	834
Commercial	4,076	3,722
Lease financing	76	273
Consumer	63	60
Total non-accrual loans	6,866	7,223
Loans 90 days past due and still accruing (*)	23	—
Troubled debt restructurings	—	—
Total non-performing loans	6,889	7,223
Other real estate owned & other repossessed property	3,966	4,324
Total non-performing assets	$10,855	$11,547
Asset quality ratios:
Non-performing loans to total loans	1.65%	1.82%
Non-performing assets to total assets	1.72	1.92
Allowance for credit losses to:
Total loans and leases	1.54	1.49
Non-performing loans and leases	93.5	81.5

(*) One loan at December 31, 2010 had a balance less than $1,000

The following tables summarize information in regards to impaired loans by loan portfolio class as of  and for the three and six months ended June 30, 2011 and as of and for the year ended December 31, 2010.

Impaired Loans
June 30, 2011
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment 3 months ended June 30, 2011	Average Recorded Investment 6 months ended June 30, 2011	Interest Income Recognized 3 months ended June 30, 2011	Interest Income Recognized 6 months ended June 30, 2011
With no related allowance recorded:
Residential mortgage	$2,031	$2,387	$—	$323	$430	$—	$—
Commercial mortgage	681	683	—	641	688	—	5
Commercial:
Commercial term	157	157	—	201	199	—	1
Commercial construction	—	—	—	462	462	—	—
Lease financing	76	76	—	108	163	—	—
Consumer	60	61	—	61	61	—	—
With allowance recorded:
Residential mortgage	—	—	—	1,578	1,648	—	—
Commercial mortgage	52	52	25	26	35	—	—
Commercial:
Commercial term	735	757	377	761	623	—	—
Commercial construction	3,184	3,506	176	2,720	2,720	—	—
Lease financing	—	—	—	66	44	—	—
Consumer	—	—	—	—	—	—	—
Total:
Residential mortgage	2,031	2,387	—	1,901	2,078	—	—
Commercial mortgage	733	735	25	667	723	—	5
Commercial:
Commercial term	892	914	377	962	822	—	1
Commercial construction	3,184	3,506	176	3,182	3,182	—	—
Lease financing	76	76	—	174	207	—	—
Consumer	60	61	—	61	61	—	—
Total	$6,976	$7,679	$578	6,947	$7,073	$—	$6

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the DNB’s internal risk rating system as of June 30, 2011 and December 31, 2010.

Credit Quality Indicators
	June 30, 2011
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Residential mortgage	$27,339	$—	$1,548	$—	$28,887
Commercial mortgage	215,560	7,639	9,392	—	232,591
Commercial:
Commercial term	78,512	214	978	397	80,101
Commercial construction	19,431	—	8,883	—	28,314
Lease financing	385	—	—	—	385
Consumer:
Home equity	39,081	—	68	—	39,149
Other	8,046	—	—	—	8,046
Total	$388,354	$7,853	$20,869	$397	$417,473

December 31, 2010
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Residential mortgage	$28,595	$—	$2,334	$—	$30,929
Commercial mortgage	202,062	10,054	5,983	—	218,099
Commercial:
Commercial term	68,916	241	1,423	—	70,580
Commercial construction	18,294	—	8,670	—	26,964
Lease financing	765	—	—	133	898
Consumer:
Home equity	40,386	—	11	—	40,397
Other	8,304	—	—	—	8,304
Total	$367,322	$10,295	$18,421	$133	$396,171

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables sets forth the composition of DNB’s allowance for credit losses as of June 30, 2011 and activity for the quarter and six months ended June 30, 2011.

Allowance for Credit Losses and Recorded Investment in Loans Receivables

(Dollars in thousands)	Commercial	Lease financing	Residential mortgage	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance - April 1, 2011	$4,472	$121	$521	$486	$707	$6,307
Charge-offs	(6)	(187)	(126)	—	—	(319)
Recoveries	1	—	16	12	—	29
Provisions	218	85	(25)	(16)	164	426
Ending balance - June 30, 2011	$4,685	$19	$386	$482	$871	$6,443

(Dollars in thousands)	Commercial	Lease financing	Residential mortgage	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2011	$4,387	$86	$454	$482	$475	$5,884
Charge-offs	(20)	(187)	(166)	—	—	(373)
Recoveries	5	1	62	12	—	80
Provisions	313	119	36	(12)	396	852
Ending balance - June 30, 2011	$4,685	$19	$386	$482	$871	$6,443
Ending balance: individually evaluated for impairment	$578	$—	$—	$—	$—	$578
Ending balance: collectively evaluated for impairment	$4,107	$19	$386	$482	$871	$5,865
Loans receivables:
Ending balance	$341,006	$385	$28,887	$47,195		$417,473
Ending balance: individually evaluated for impairment	$4,809	$76	$2,031	$60		$6,976
Ending balance: collectively evaluated for impairment	$336,197	$309	$26,856	$47,135		$410,497
Reserve for unfunded loan commitments	$95	$—	$—	$18		$113

NOTE 5: EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the treasury stock method and reflects the potential dilution that could occur from the exercise of stock options, and warrants and the amortized portion of unvested stock awards. Stock options and unvested stock awards for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. Treasury shares are not deemed outstanding for calculations. There were no anti-dilutive stock warrants outstanding, 149,561 anti-dilutive stock options outstanding, and no anti-dilutive stock awards at June 30, 2011. There were 186,311 anti-dilutive stock warrants, 160,084 anti-dilutive stock options outstanding and 22,326 anti-dilutive stock awards at June 30, 2010. See Note 12 for a discussion of stock warrants issued in conjunction with Preferred shares issued to the U.S. Treasury Department as part of the CPP. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended			Six Months Ended
	June 30, 2011			June 30, 2011
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$1,134	2,670	$0.43	$1,994	2,667	$0.75
Effect of potential dilutive common stock equivalents– stock options, restricted shares and warrants	—	20	(.01)	—	26	(.01)
Diluted EPS
Income available to common stockholders after assumed conversions	$1,134	2,690	$0.42	$1,994	2,693	$0.74

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended			Six Months Ended
	June 30, 2010			June 30, 2010
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income (loss) available to common stockholders	$792	2,632	$0.30	$1,313	2,626	$0.50
Effect of potential dilutive common stock equivalents– stock options, restricted shares and warrants	—	—	—	—	—	—
Diluted EPS
Income (loss) available to common stockholders after assumed conversions	$792	2,632	$0.30	$1,313	2,626	$0.50

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

(Dollars in thousands)	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Three Months Ended June 30, 2011:
Net Income			$1,288
Other Comprehensive Income:
Unrealized holding gains arising during the period	$1,942	$(660)	1,282
Discount on AFS to HTM reclassification	(116)	39	(77)
Accretion of discount on AFS to HTM reclassification	1	—	1
Less reclassification for gains included in net income	(1)	—	(1)
Total comprehensive income			$2,493
Three Months Ended June 30, 2010:
Net Income			$947
Other Comprehensive Income:
Unrealized holding gains arising during the period	$1,894	$(644)	1,250
Accretion of discount on AFS to HTM reclassification	576	(196)	380
Less reclassification for gains included in net income	(305)	104	(201)
Total comprehensive income			$2,376

(Dollars in thousands)	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Six Months Ended June 30, 2011:
Net Income			$2,303
Other Comprehensive Income:
Unrealized holding gains arising during the period	$2,367	$(805)	1,562
Discount on AFS to HTM reclassification	(116)	39	(77)
Accretion of discount on AFS to HTM reclassification	1	—	1
Less reclassification for gains included in net income	(2)	1	(1)
Total comprehensive income			$3,788
Six Months Ended June 30, 2010:
Net Income			$1,622
Other Comprehensive Income:
Unrealized holding gains arising during the period	$2,845	$(967)	1,878
Accretion of discount on AFS to HTM reclassification	594	(202)	392
Less reclassification for gains included in net income	(1,000)	340	(660)
Total comprehensive income			$3,232

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of accumulated other comprehensive loss included in stockholders’ equity, are as follows:

(Dollars in thousands)	Before-Tax Amount	Tax Effect	Net-of-Tax Amount
June 30, 2011
Net unrealized gain on AFS securities	$321	$(109)	$212
Discount on AFS to HTM reclassification	(115)	39	(76)
Unrealized actuarial losses-pension	(1,314)	447	(867)
Total of all items above	$(1,108)	$377	$(731)
December 31, 2010
Net unrealized loss on AFS securities	$(2,044)	$695	$(1,349)
Unrealized actuarial losses-pension	(1,314)	447	(867)
Total of all items above	$(3,358)	$1,142	$(2,216)

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.”  The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement(s) are required to be presented with equal prominence as the other primary financial statements.  ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The provisions of ASU No. 2011-05 are effective for the Corporation’s interim reporting period beginning on or after December 15, 2011, with retrospective application required.  The adoption of ASU No. 2011-05 is expected to result in presentation changes to the Corporation’s statements of income and the addition of a statement of comprehensive income.  The adoption of ASU No. 2011-05 will have no impact on the Corporation’s consolidated financial statements.

NOTE 9: STOCK-BASED COMPENSATION

Stock Option Plan

DNB has a Stock Option Plan for employees and directors. Under the plan, options (both qualified and non-qualified) to purchase a maximum of 643,368 (as adjusted for subsequent stock dividends) shares of DNB’s common stock could be issued to employees and directors. Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years. Vesting of options under the plan is determined by the Plan Committee. There were 198,421 shares available for grant at June 30, 2011. All options with the exception of 44,600 options granted on April 23, 2010 are immediately exercisable. The options granted on April 23, 2010 have a fair value of $100,000 or $2.25 per share, based on a risk free interest rate of 3.273%, a dividend yield of 1.73% and a volatility of 35.564% and are subject to four year cliff vesting. These options which expire on April 23, 2017 if not exercised or cancelled, have an exercise price of $6.93 per share, and the shares are restricted from resale for two years after exercise. These options are exercisable only at and after such time as the market value of the common stock first equals or exceeds $7.97, which is 115% of the $6.93 exercise price. DNB expensed $13,000 during the six months ended June 30, 2011 and anticipates additional expense of $70,000 through April 23, 2014, the date the options can first be exercised.

Stock option activity is indicated below:
	Number Outstanding	Weighted Average Exercise Price
Outstanding January 1, 2011	203,575	$16.96
Issued	—	—
Exercised	—	—
Forfeited	—	—
Expired	(9,414)	11.16
Outstanding June 30, 2011	194,161	$17.24

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Number Outstanding	Weighted Average Exercise Price
Outstanding January 1, 2010	169,503	$19.19
Issued	44,600	6.93
Exercised	—	—
Forfeited	(9,419)	(9.23)
Expired	—	—
Outstanding June 30, 2010	204,684	$16.98

The weighted-average price and weighted average remaining contractual life for the outstanding options are listed below for the dates indicated.
June 30, 2011
Range of			Weighted Average
Exercise Prices	Number Outstanding	Number Exercisable	Exercise Price	Remaining Contractual Life	Intrinsic Value
$6.93-10.99	44,600	0	$6.93	5.82 years	$136,922
11.00-13.99	0	0	12.67	0.00 years	—
14.00-19.99	82,419	82,419	17.44	3.48 years	—
20.00-22.99	19,101	19,101	22.78	3.48 years	—
23.00-24.27	48,041	48,041	24.27	3.80 years	—
Total	194,161	149,561	$17.24	4.10 years	$136,922

June 30, 2010
Range of			Weighted Average
Exercise Prices	Number Outstanding	Number Exercisable	Exercise Price	Remaining Contractual Life	Intrinsic Value
$6.93-10.99	44,600	0	$6.93	6.82 years	$2,230
11.00-13.99	9,414	9,414	11.16	1.00 years	—
14.00-19.99	82,805	82,805	17.44	4.48 years	—
20.00-22.99	19,824	19,824	22.78	4.48 years	—
23.00-24.27	48,041	48,041	24.27	4.80 years	—
Total	204,684	160,084	$16.98	4.91 years	$2,230

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

Share awards granted by the plan were recorded at the date of award based on the market value of shares.  Awards are being amortized to expense over the three-year cliff-vesting period. DNB records compensation expense equal to the value of the shares being amortized.  For the three and six-month periods ended June 30, 2011, $15,000 and $30,000 was amortized to expense. For the three and six-month periods ended June 30, 2010, $36,000 and $62,000 was amortized to expense. At June 30, 2011, approximately $72,000 in additional compensation will be recognized over the remaining service period of approximately 1.31 years. At June 30, 2011, 192,420 shares were reserved for future grants under the plan.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock grant activity is indicated below:

	Shares	Weighted Average Stock Price
Non-vested stock awards—January 1, 2011	22,750	$7.91
Granted	—	—
Forfeited	—	—
Vested	—	—
Non-vested stock awards—June 30, 2011	22,750	$7.91

	Shares	Weighted Average Stock Price
Non-vested stock awards—January 1, 2010	24,101	$13.43
Granted	14,200	6.93
Forfeited	(500)	9.55
Vested	(1,275)	12.26
Non-vested stock awards—June 30, 2010	36,526	$11.00

NOTE  10:  INCOME TAXES

As of June 30, 2011, the Corporation had no material unrecognized tax benefits or accrued interest and penalties. It is the Corporation’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.  Federal and state tax years 2007 through 2010 were open for examination as of June 30, 2011.

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

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The following table summarizes the assets at June 30, 2011 and December 31, 2010 that are recognized on DNB’s balance sheet using fair value measurement determined based on the differing levels of input.

	June 30, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities: US Government agency obligations	$—	$49,665	$—	$49,665
GSE mortgage-backed securities	—	34,683	—	34,683
Collateralized mortgage obligations GSE	—	6,743	—	6,743
Corporate bonds	—	24,745	—	24,745
Equity securities	13	—	—	13
Total assets measured at fair value on a recurring basis	$13	$115,836	$—	$115,849

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$—	$—	$3,393	$3,393
Total assets measured at fair value on a nonrecurring basis	$—	$—	$3,393	$3,393

	December 31, 2010
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities: US Government agency obligations	$—	$44,244	$—	$44,244
GSE mortgage-backed securities	—	63,998	—	63,998
Collateralized mortgage obligations GSE	—	16,618	—	16,618
Corporate bonds	—	17,288	—	17,288
Equity securities	13	—	—	13
Total assets measured at fair value on a recurring basis	$13	$142,148	$—	$142,161
Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$—	$—	$4,320	$4,320
Total assets measured at fair value on a nonrecurring basis	$—	$—	$4,320	$4,320

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Impaired loans.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $7.0 million at June 30, 2011. Of this, $4.0 million had a valuation allowance of $578,000 and $3.0 million had no valuation allowance as of  June 30, 2011. Impaired loans had a carrying amount of $7.2 million at December 31, 2010. Of this, $4.8 million had a valuation allowance of $493,000 and $2.4 million had no valuation allowance as of December 31, 2010.

Other Real Estate Owned & other repossessed property.  Other real estate owned (“OREO”) consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as OREO and other repossessed property are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. DNB had $4.0 million of such assets at June 30, 2011, which consisted of $3.8 million in OREO and $181,000 in other repossessed property. DNB had $4.3 million of such assets at December 31, 2010, which consisted of $4.1 million in OREO and $220,000 in other repossessed property. Subsequent to the repossession of these assets, DNB did not write down their carrying values during the three month period ending June 30, 2011, based on appraisals.

Below is management’s estimate of the fair value of all financial instruments, whether carried at cost or fair value on the Company’s consolidated balance sheet. The carrying amounts and estimated fair values of financial instruments at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$30,479	$30,479	$26,360	$26,360
AFS investment securities	115,849	115,849	142,161	142,161
HTM investment securities	39,780	40,008	8,431	8,723
Restricted stock	3,898	3,898	4,201	4,201
Loans and leases, net of allowance	411,030	411,827	390,287	391,091
Accrued interest receivable	2,392	2,392	2,283	2,283
Financial liabilities
Deposits	518,620	521,552	492,746	494,673
Borrowings	49,806	52,373	50,951	53,608
Junior subordinated debentures	9,279	9,376	9,279	9,132
Accrued interest payable	468	468	527	527
Off-balance sheet instruments	—	—	—	—

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

The fair value for non-accrual loans not based on fair value of collateral is derived through a discounted cash flow analysis, which includes the opportunity costs of carrying a non-performing asset. An estimated discount rate was used for these non-accrual loans, based on the probability of loss and the expected time to recovery.

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

Off-balance-sheet Instruments (Disclosed at Cost)  Off-balance- sheet instruments are primarily comprised of loan commitments, which are generally priced at market at the time of funding. Fees on commitments to extend credit and stand-by letters of credit are deemed to be immaterial and these instruments are expected to be settled at face value or expire unused. It is impractical to assign any fair value to these instruments. At June 30, 2011, un-funded loan commitments totaled $54.7 million and stand-by letters of credit totaled $2.4 million. At December 31, 2010, un-funded loan commitments totaled $65.7 million and stand-by letters of credit totaled $2.4 million.

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

On August 4, 2011, DNB Financial Corporation entered into a letter agreement with Treasury, pursuant to which DNB repurchased from the Treasury 11,750 shares, constituting all of the issued and outstanding shares, of DNB'S Series 2008A Preferred Stock, at a repurchase price equal to the liquidation value of $1,000 per share, or a total of $11,750,000, plus accrued, unpaid dividends on such shares equal to $128,923.61, for a total repurchase price of $11,878,923.61.

On August 4, 2011, DNB Financial Corporation entered into a Securities Purchase Agreement with the Secretary of the Treasury (the “Treasury”), pursuant to which the Company issued and sold to the Treasury 13,000 shares of its Non-Cumulative Perpetual Preferred Stock, Series 2011A (“Series 2011A Preferred Stock”), having a liquidation preference of $1,000 per share for aggregate proceeds of $13,000,000.   The Securities Purchase Agreement was entered into, and the Series 2011A Preferred Stock was issued, pursuant to the Treasury’s Small Business Lending Fund program (“SBLF”), a $30 billion fund established under the Small Business Jobs Act of 2010, that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion.

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

Comprehensive 5-Year Plan.  During the second quarter of 2011, management updated the 5-year strategic plan that was designed to reposition its balance sheet and improve core earnings. Through the plan, management will endeavor to expand its loan portfolio through new originations, increased loan participations, as well as strategic loan and lease receivable purchases. Management also plans to reduce the absolute level of borrowings with cash flows from existing loans and investments as well as from new deposit growth. A discussion on DNB’s Key Strategies follows below:

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

Strategic Plan Update. During the quarter ended June 30, 2011, management focused on reducing our composite cost of funds as well as strengthening DNB's net interest margin and capital ratios. The composite cost of funds for the three months ended June 30, 2011 was 0.86% compared to 1.26% for the same period in 2010. The net interest margin for the three-month period ended June 30, 2011 was 3.65% compared to 3.23% for the same period in 2010. In addition to the lower cost of funds, DNB’s margin improved as interest on loans and leases increased to $5.7 million for the three-month period ended June 30, 2011, compared to $5.2 million for the same period in 2010. The increase was primarily the result of higher average balances and higher yields on the portfolio.  Management continued to actively manage deposits during the quarter to reduce DNB’s cost of funds. Time deposits declined $11.0 million to $127.2 million at June 30, 2011 compared to $138.2 million at December 31, 2010. Transaction and savings accounts increased $36.9 million during the six months ended June 30, 2011. The Total Risk Based Capital ratio increased to 14.77% at June 30, 2011, up from 14.28% at December 31, 2010.

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

MATERIAL CHALLENGES, RISKS AND OPPORTUNITIES

The following is a summary of material challenges, risks and opportunities DNB has faced during the three-month period ended June 30, 2011.

Downgrade of the U.S. Government and Federal Agencies.  On August 5, 2011, Standard & Poor's rating agency lowered the long-term rating of the U.S. government and federal agencies from AAA to AA+. With regard to this action, the federal banking agencies issued a joint press release providing the following guidance to banking organizations: for risk-based capital purposes, the risk weights for Treasury securities and other securities issued or guaranteed by the U.S. government, government agencies, and government-sponsored entities will not change. The treatment of Treasury securities and other securities issued or guaranteed by the U.S. government, government agencies, and government-sponsored entities under other federal banking agency regulations, including, for example, the Federal Reserve Board's Regulation W, will also be unaffected.  At this time it is not possible to predict the various impacts, if any, that the downgrade may have on the Corporation and the Bank.  Please see "Item 1A - Risk Factors" later in this quarterly report on Form 10-Q for further discussion regarding the potential risks that the downgrade poses.

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

Competition In addition to the challenges related to the interest rate environment, community banks in Chester and Delaware Counties have been experiencing increased competition from large regional and international banks entering DNB’s marketplace through mergers and acquisitions. Competition for loans and deposits may negatively affected DNB’s net interest margin. To compensate for the increased competition, DNB, along with other area community banks, has aggressively sought and marketed customers who have been disenfranchised by these mergers. To attract these customers, DNB has introduced new deposit products, such as Mobile Banking, Choice Checking, Credit Cards as well as Executive and employee packages. In addition, DNB has introduced Remote Capture to our commercial customers to expedite their collection of funds.

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

Effective as of April 1, 2011, the FDIC adopted changes to its base and risk-based deposit insurance rates. Pursuant to the new rules, a bank’s annual assessment base rates were as follows, depending on the bank’s risk category:

Initial and Total Base Assessment Rates*

Risk Category
	Risk Category I	Risk Category II	Risk Category III	Risk Category IV	Large and Highly Complex Institutions
Initial base assessment rate	5-9	14	23	35	5-35
Unsecured debt adjustment**	(4.5)-0	(5)-0	(5)-0	(5)-0	(5)-0
Brokered deposit adjustment	—	0-10	0-10	0-10	0-10
TOTAL BASE ASSESMENT RATE	2.5-9	9-24	18-33	30-45	2.5-45
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

 Material Trends and Uncertainties. The global and U.S. economies are experiencing significantly reduced business activity as a result of disruptions in the financial system during the past three years. The United States, Europe and many other countries across the globe are struggling with too much debt and weaker streams of revenues as a result of recessionary pressures and high unemployment. Dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. During the quarter, local residential real estate activity has picked up in most parts of the Third Federal Reserve District. The sales pace has been relatively stronger for middle and low-price homes and weaker for higher priced homes. Real estate agents attributed the improved sales pace to the usual seasonal gain and buyers' concern that mortgage loan rates are likely to increase in the future.

As a result of the recession, retail customers may delay borrowing from DNB as unemployment remains high and availability to borrow against equity in primary residences diminishes. In addition, many commercial customers have postponed their capital purchases until they see signs of an improving economy  and clear direction from the legislative branch of the government.  Locally, Third District banks that were contacted for the Beige Book in May of 2011, gave mixed reports on loan volume outstanding. Some posted increases in consumer and business loans, but others reported drops in these categories since the last Beige Book. On balance, total credit extended by banks in the region has been fairly flat.

 Although DNB’s earnings have been  impacted by the general economic conditions, the impact has not been as severe as it has been in many parts of the nation, due to a relatively healthier economic climate in the Third Federal Reserve District and specifically Chester County.  DNB's franchise spans both Chester and Delaware counties in southeastern Pennsylvania. The majority of loans have been made to businesses and individuals in Chester County and the majority of deposits are from businesses and individuals within the County.  According to available census data, Chester County's population has grown at approximately 15%, compared to 13% for the nation and 3% for the Commonwealth of Pennsylvania. The median household income in Chester County is $72,288 and the County's ranks 14th nationally in disposable income. The  unemployment rate stood at 5.8% as of December 2010, compared to a Pennsylvania unemployment rate of 8.1%. Traditionally, the unemployment rate has been the lowest in the surrounding five-county area and it ranks among the lowest unemployment rates in the Commonwealth. Chester County has a civilian labor force of 266,100, with manufacturing jobs representing 23.1% of the workforce and retail shopping comprising 13.8% of the total employment. During the last few years, the County has been able to keep most of its major employers, however some of them have downsized in order to remain competitive. Chester County is home to several Fortune 500 companies. Thirteen Chester County employers have 1,000 employees or more. Of these 13 companies, two companies have more than 5,000 employees.

As the U.S. and local economy moves through a period of reduced business activity and historically high unemployment rates, delinquencies will rise as the value of homes decline and DNB’s borrowers experience financial difficulty due to corporate downsizing, reduced sales, or other negative events which may impact their ability to meet their contractual loan payments. As a result growth in the loan portfolio and continued negative trends in the economy and their impact on our borrowers’ ability to repay their loans, DNB made a $852,000 provision for credit losses during the six months ending June 30, 2011.

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

Management uses significant estimates to determine the allowance for credit losses.  Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB’s control, management’s estimate of the amount necessary to absorb credit losses and actual credit losses could differ.  DNB’s current judgment is that the allowance for credit losses remains appropriate at June 30, 2011.  For a description of DNB’s accounting policies in connection with its allowance for credit losses, see, “Allowance for Credit Losses”, in Management’s Discussion and Analysis.

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

FINANCIAL CONDITION

DNB's total assets were $630.0 million at June 30, 2011 compared to $602.3 million at December 31, 2010.  The $27.7 million increase in total assets was primarily attributable to a $21.3 million increase in loans and leases before allowance for credit losses, $5.0 million increase in investment securities and $4.1 million increase in cash and cash equivalents.

Investment Securities. Investment securities at June 30, 2011 were $155.6 million compared to $150.6 million at December 31, 2010. The $5.0 million increase in investment securities was primarily due to $38.3 million in sales, principal pay-downs and maturities, offset by the purchase of $41.9 million in investment securities and an increase in unrealized gain of $2.4 million.

As of June 16, 2011, DNB reclassified 3 mortgage backed securities and 2 collateralized mortgage obligations with book values (net carrying amount) of $12.5 million and $7.7 million, respectively, from available-for-sale (AFS) to held-to-maturity (HTM). Reclassifying these 5 securities to HTM will reduce the volatility and possible future negative effect on DNB’s capital ratios, because HTM securities are not marked-to-market through other comprehensive income, but carried at their amortized cost basis. In addition, the 5 securities that were reclassified to HTM will continue to  produce strong cash flows for DNB's operating and funding needs.  The fair value of the 3 mortgage backed securities and 2 collateralized mortgage obligations was $12.4 million and $7.7 million, respectively at June 16, 2011, the date of their reclassification. The $116,000 difference between their book value and their fair value will be amortized as an adjustment to the carrying value of the investment securities over the remaining lives.

Gross Loans and Leases. DNB’s loans and leases increased $21.3 million to $417.5 million at June 30, 2011 compared to $396.2 million at December 31, 2010.  Total commercial loans increased $25.4 million, while residential loans, consumer loans and commercial leases declined $2.0 million, $1.5 million and $513,000, respectively.

Deposits. Deposits were $518.6 million at June 30, 2011 compared to $492.7 million at December 31, 2010.  Deposits increased $25.9 million or 5.25% during the six-month period ended June 30, 2011.  Core deposits, which are comprised of demand, NOW, money markets and savings accounts, increased by $36.9 million while time deposits decreased by $11.0 million.

Borrowings. Borrowings were $59.1 million at June 30, 2011 compared to $60.2 million at December 31, 2010.  The decrease of $1.1 million or 1.90% was primarily due to a $5.0 million decrease in FHLB advances, offset by a $5.8 million increase in repurchase agreements.

Stockholders’ Equity.Stockholders' equity was $48.7 million at June 30, 2011 compared to $45.2 million at December 31, 2010. The increase in stockholders’ equity was primarily a result of year-to-date earnings of $2.3 million and a $1.5 million, net-of-tax other comprehensive income adjustment for unrealized gains on the securities portfolio. These additions to stockholders equity were partially offset by $160,000 of dividends paid on DNB’s common stock and $294,000 of dividends accrued on DNB’s Fixed Rate Cumulative Perpetual Preferred Stock.

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

On August 4, 2011, DNB Financial Corporation entered into a letter agreement with Treasury, pursuant to which DNB repurchased from the Treasury 11,750 shares, constituting all of the issued and outstanding shares, of DNB'S Series 2008A Preferred Stock, at a repurchase price equal to the liquidation value of $1,000 per share, or a total of $11,750,000, plus accrued, unpaid dividends on such shares equal to $128,923.61, for a total repurchase price of $11,878,923.61.

On August 4, 2011, DNB Financial Corporation entered into a Securities Purchase Agreement with the Secretary of the Treasury (the “Treasury”), pursuant to which the Company issued and sold to the Treasury 13,000 shares of its Non-Cumulative Perpetual Preferred Stock, Series 2011A (“Series 2011A Preferred Stock”), having a liquidation preference of $1,000 per share for aggregate proceeds of $13,000,000.   The Securities Purchase Agreement was entered into, and the Series 2011A Preferred Stock was issued, pursuant to the Treasury’s Small Business Lending Fund program (“SBLF”), a $30 billion fund established under the Small Business Jobs Act of 2010, that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion.

RESULTS OF OPERATIONS
SUMMARY

Net income for the three and six-month periods ended June 30, 2011 was $1.3 million and $2.3 million compared to $947,000 and $1.6 million for the same periods in 2010.  Diluted earnings per share for the three and six-month periods ended June 30, 2011 were $.42 and $.74 compared to $0.30 and $0.50 for the same periods in 2010.  The $342,000 increase during the most recent three-month period was attributable to a $669,000 increase in net interest income before provision for credit losses and  a $54,000 decrease in non-interest expense offset by a $205,000 decrease in non-interest income, a $151,000 increase in income tax expense and a $26,000 increase in provision for credit losses. The $681,000 increase during the six-month period was attributable to a $1.4 million increase in net interest income before provision for credit losses and a $402,000 decrease in non-interest expense, offset by a $813,000 decrease in non-interest income, a $325,000 increase in income tax expense and a $26,000 increase in the provision for credit losses.

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

Net interest income after provision for credit losses for the three and six-month periods ended June 30, 2011 was $5.0 million and $9.8 million, compared to $4.4 million and $8.3 million for the same periods in 2010.  Interest income for the three and six-month periods ended June 30, 2011 was $6.6 million and $13.1 million compared to $6.5 million and $13.2 million for the same periods in 2010.  The yield on interest-earning assets for the three and six-month periods ended June 30, 2011 was 4.47% and 4.49% compared to 4.44% and 4.43% for the same periods in 2010.  Interest expense for the three and six-month periods ended June 30, 2011 was $1.2 million and $2.5 million compared to $1.8 million and $4.0 million for the same periods in 2010. The decrease in interest expense during both periods was primarily attributable to lower rates on interest-bearing liabilities and a shift out of higher cost borrowings and time deposits into lower cost core deposits (which include demand, money market, NOW and savings).  The composite cost of funds for the three and six-month periods ended June 30, 2011 was .86% and .89%, compared to 1.26% and 1.41% for the same periods in 2010.  The net interest margin for the three and six-month periods ended June 30, 2011 was 3.65% and 3.63%, compared to 3.23% and 3.07% for the same periods in 2010.

Interest on loans and leases was $5.7 million and $11.3 million for the three and six-month periods ended June 30, 2011, compared to $5.2 million and $10.4 million for the same periods in 2010. The increase during both periods was primarily the result of higher average balances on the portfolio. The average balance of loans and leases was $410.5 million with an average yield of 5.54% for the current quarter compared to $365.9 million with an average yield of 5.71% for the same period in 2010.  The average balance of loans and leases was $407.7 million with an average yield of 5.57% for the current six months compared to $363.2 million with an average yield of 5.72% for the same period in 2010.

Interest and dividends on investment securities was $940,000 and $1.8 million for the three and six-month periods ended June 30, 2011, compared to $1.3 million and $2.8 million for the same periods in 2010.  The average balance of investment securities was $154.6 million with an average yield of 2.44% for the current quarter compared to $178.1 million with an average yield of 2.86% for the same period in 2010.  The average balance of investment securities was $152.7 million with an average yield of 2.33% for the current six months compared to $187.4 million with an average yield of 2.98% for the same period in 2010. The decrease in the yield during both periods was primarily the result of a declining interest rate environment, coupled with the sales of certain higher yielding securities.

Interest on deposits was $864,000 and $1.8 million for the three and six-month periods ended June 30, 2011, compared to $1.3 million and $2.8 million for the same periods in 2010.   The average balance of deposits was $512.7 million with an average rate of 0.68% for the current quarter compared to $497.6 million with an average rate of 1.02% for the same period in 2010.   The average balance of deposits was $505.1 million with an average rate of .70% for the six months ended June 30, 2011 compared to $504.4 million with an average rate of 1.11% for the same period in 2010. The decrease in rate during both periods was primarily attributable to a lower interest rate environment.

Interest on borrowings was $347,000 and $723,000 for the three and six-month periods ended June 30, 2011, compared to $503,000 and $1.2 million for the same periods in 2010. The average balance of borrowings was $54.2 million with an average rate of 2.56% for the current quarter compared to $66.9 million with an average rate of 3.02% for the same period in 2010.  The average balance of borrowings was $55.0 million with an average rate of 2.65% for the six months ended June 30, 2011 compared to $71.8 million with an average rate of 3.46% for the same period in 2010. The decrease in the average balance and the average rate on borrowings during the six months ended June 30, 2011 compared to the same period in 2010 was due to pay-downs resulting from our strategy to shift out of higher cost borrowings into lower cost core deposits in 2010.

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

There was a $426,000 provision made during the three months ended June 30, 2011, compared to $400,000 during the same period in 2010. There was an $852,000 provision made during the six months ended June 30, 2011, compared to $826,000 during the same period in 2010. DNB’s percentage of allowance for credit losses to total loans and leases was 1.54% at June 30, 2011 compared to 1.49% and 1.63% at December 31, 2010 and June 30, 2010, respectively. Management monitors DNB’s performance metrics including those ratios related to non-performing loans and leases. The allowance as a percentage of total loans and leases has been relatively flat over the last three years (1.3%-1.63%) at the same time DNB has seen some deterioration in the credit quality of the loan portfolio, as evidenced by the increase in non-performing assets since 2008 ($7.7 million, $13.7 million, $11.5 million and $10.9 million, at December 31, 2008, 2009 and 2010 and June 30, 2011, respectively). However, these increases do not directly impact DNB’s allowance for credit losses as management monitors each of its criticized and classified loans and leases on an individual basis in accordance with ASC 310. Underlying asset values which support collateral dependent loans are monitored on a periodic basis primarily through updated appraisals and reserves are established for any shortfalls in collateral values. In addition, despite the increase in the level of non-performing assets over the last 3 years, charge-offs have been low, relative to the size of the loan and lease portfolio and to the level of non-performing assets. Net charge-offs were $1.8 million in 2010 compared to $434,000 and $1.3 million in 2009 and 2008, respectively. The percentage of net charge-offs to total average loans and leases were 0.49%, 0.13% and 0.41% during the three years ending December 31, 2010. Management is not aware of any potential problem loans, which were accruing and current at June 30, 2011, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to DNB.

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

As of June 30, 2011, DNB had $10.9 million of non-performing assets, which included $6.9 million of non-performing or impaired loans and $4.0 million of OREO. Loans are reviewed for impairment in accordance with FASB ASC 310-10-35. Impaired loans can either be secured or unsecured, not including large groups of smaller balance loans that are collectively evaluated. Impairment is measured by the difference between the loan amount and the present value of the future cash flow discounted at the loan’s effective interest rate. Management measures loans for impairment by using the fair value of collateral for collateral dependent loans. In general, management reduces the amount of the appraisal by the estimated cost of acquisition and disposition of the underlying collateral and compares that adjusted value with DNB’s carrying value. As part of the general allowance, DNB reserves at the rate of approximately 6% to 10% on non-performing or impaired loans. DNB establishes a specific valuation allowance on impaired loans. Of the $7.0 million of impaired loans at June 30, 2011, $4.0 million had a valuation allowance of $578,000 and $3.0 million had no specific allowance above the general allowance. For those impaired loans that management determined that no specific valuation allowance was necessary, management has reviewed the appraisal for each loan and determined that there is no shortfall in the collateral. During the three months ended June 30, 2011, we recognized no charge-offs related to impaired loans. An impaired loan may not represent an expected loss.

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

Analysis of Allowance for Credit Losses
(Dollars in thousands)

	Six Months Ended June 30, 2011	Year Ended December 31, 2010	Six Months Ended June 30, 2010
Beginning balance	$5,884	$5,477	$5,477
Provisions	852	2,216	826
Loans charged off:
Residential mortgage	(166)	(520)	(90)
Commercial	(20)	(577)	(82)
Lease financing	(187)	(548)	—
Consumer	—	(210)	(129)
Total charged off	(373)	(1,855)	(301)
Recoveries:
Residential mortgage	62	15	6
Commercial	5	11	9
Lease financing	1	20	10
Consumer	12	—	1
Total recoveries	80	46	26
Ending balance	$6,443	$5,884	$6,028

Reserve for unfunded loan commitments	$113	$150	$104

The following table sets forth the composition of DNB’s allowance for credit losses at the dates indicated.

Composition of Allowance for Credit Losses
(Dollars in thousands)

Six Months Ended June 30, 2011	Year Ended December 31, 2010	Six Months Ended June 30, 2010

	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans
Residential mortgage	$386	7%	$454	8%	$586	10%
Commercial	4,685	81	4,387	80	4,483	74
Lease financing	19	—	86	—	50	1
Consumer	482	12	482	12	495	15
Unallocated	871	—	475	—	414	—
Total	$6,443	100%	$5,884	100%	$6,028	100%

Reserve for unfunded loan commitments	$113	—	$150	—	$104	—

NON-INTEREST INCOME

Total non-interest income includes service charges on deposit products; fees received in connection with the sale of non-depository products and services, including fiduciary and investment advisory services offered through DNB Advisors; securities brokerage products and services and insurance brokerage products and services offered through DNB Financial Services; and other sources of income such as increases in the cash surrender value of bank owned life insurance ("BOLI"), net gains on sales of investment securities, loans and other real estate owned ("OREO") properties. In addition, DNB receives fees for cash management, merchant services, debit cards, safe deposit box rentals, lockbox services and similar activities.

Non-interest income for the three and six-month periods ended June 30, 2011 was $947,000 and $1.9 million, compared to $1.2 million and $2.7 million for the same period in 2010. The $205,000 decrease during the three months ended June 30, 2011 was mainly attributable to a $278,000 decrease in gains on sales of securities and a decrease of $64,000 in services charges on deposits (primarily non-sufficient funds and ATM fees), offset by a $93,000 gain on the sale of an SBA loan originated for that purpose, an increase of $25,000 in other income and an increase of $21,000 in wealth management fees.  Gains on sales of securities were $1,000 for the three month period ended June 30, 2011 compared to $279,000 for the same period in 2010. Absent the gains on sales of investment securities for the three month periods, total non-interest income was up $73,000 quarter over quarter.  During the six months ended June 30, 2011, non-interest income decreased $813,000 over the same period in 2010. This decrease was primarily due to prior period gains on sales of securities of $975,000 and a decrease in service charges on deposits of $131,000, offset by a $225,000 gain on the sale of SBA loans originated for that purpose, an increase of $56,000 in other income and an increase of $13,000 in wealth management.  Gains on sales of securities were $2,000 for the six month period ended June 30, 2011 compared to $975,000 for the same period in 2010. Absent the gains on sales of investment securities for the six month periods, total non-interest income was up $160,000 over the same period in 2010.

NON-INTEREST EXPENSE

Non-interest expense includes salaries and employee benefits, furniture and equipment, occupancy, professional and consulting fees as well as printing and supplies, advertising & marketing, FDIC insurance, FHLB prepayment penalties and other less significant expense items.  Non-interest expense for the three and six-month periods ended June 30, 2011 was $4.1 million and $8.3 million compared to $4.1 million and $8.7 million for the same periods in 2010. During the three months ended June 30, 2011, total non-interest expense decreased by $54,000. This decrease was primarily due to a $92,000 decrease in FDIC insurance expense, a $55,000 decrease in professional and consulting, a $44,000 decrease in other non-interest expense and a $44,000 decrease in furniture and equipment.  This was offset by a $48,000 increase in occupancy expense (primarily rental expense), a $30,000 increase in salary and employee benefits, and a $14,000 increase in advertising & marketing.  During the six months ended June 30, 2011, total non-interest expense decreased $402,000 or 4.59%. The decrease was attributable to a $560,000 prepayment penalty paid to the FHLB in the first quarter of 2010, a decrease in furniture and equipment of $72,000 (mainly due to lower depreciation) and a decrease in professional and consulting of $22,000. These were offset by increases in salary and employee benefits of $127,000, occupancy of $118,000 and advertising and marketing of $66,000.  DNB’s non-interest expense to average assets ratio for the three and six-month periods ended June 30, 2011 was 2.65% and 2.76%, compared to 3.01% and 2.82% for the same period in 2010.

INCOME TAXES

Income tax expense for the three and six-month periods ended June 30, 2011 was $564,000 and $1.0 million compared to $413,000 and $684,000 for the same periods in 2010. The effective tax rate for the three and six-month periods ended June 30, 2011 was 30.5% and 30.5% compared to 30.4% and 29.7% for the same periods in 2010. Income tax expense for each period differs from the amount determined at the statutory rate of 34.0% due to tax-exempt income on loans and investment securities, DNB's ownership of BOLI policies, and tax credits recognized on a low-income housing limited partnership.

ASSET QUALITY

Non-performing assets totaled $10.9 million at June 30, 2011, compared to $11.1 million at March 31, 2011, $11.5 million at December 31, 2010 and $12.6 million at June 30, 2010. Total non-performing assets decreased $320,000 and $692,000 during the three and six-months ended June 30, 2011. The $320,000 decrease during the most recent quarter was primarily due to the sale of a residential OREO property combined with two partially charged off residential properties, one fully charged off residential property and multiple charged off commercial leases.  This decrease was offset by the addition of one non-accrual residential property. Total non-performing assets decreased $1.7 million from June 30, 2010. As a result of the decrease in non-performing loans, the non-performing loans to total loans ratio decreased to 1.65% at June 30, 2011, down from 2.41% at June 30, 2010. The non-performing assets to total assets ratio decreased to 1.72% at June 30, 2011 from 2.04% at June 30, 2010. The allowance to non-performing loans and leases ratio increased from 67.7% at June 30, 2010 to 93.5% at June 30, 2011. DNB continues to work diligently to improve asset quality by adhering to strict underwriting standards and improving lending policies and procedures. Non-performing assets have, and will continue to have, an impact on earnings; therefore management intends to continue working aggressively to reduce the level of such assets.

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

DNB’s Credit Policy Committee monitors the performance of the loan and lease portfolio to identify potential problem assets on a timely basis. Committee members meet to design, implement and review asset recovery strategies, which serve to maximize the recovery of each troubled asset. As of June 30, 2011, DNB had $14.7 million of loans, which, although performing at that date, are believed to require increased supervision and review; and may, depending on the economic environment and other factors, become non-performing assets in future periods. The amount of such loans at December 31, 2010 was $11.3 million. The majority of the loans are secured by commercial real estate, with lesser amounts being secured by residential real estate, inventory and receivables.

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

Non-Performing Assets
(Dollars in thousands)

	June 30, 2011	December 31, 2010	June 30, 2010
Non-accrual loans:
Residential mortgage	$1,918	$2,334	$2,766
Commercial mortgage	733	834	803
Commercial	4,076	3,722	4,853
Lease financing	76	273	143
Consumer	63	60	3
Total non-accrual loans	6,866	7,223	8,568
Loans 90 days past due and still accruing	23	—	335
Troubled debt restructurings	—	—	—
Total non-performing loans	6,889	7,223	8,903
Other real estate owned & other repossessed property	3,966	4,324	3,700
Total non-performing assets	$10,855	$11,547	$12,603
Asset quality ratios:
Non-performing loans to total loans	1.65%	1.82%	2.41%
Non-performing assets to total assets	1.72	1.92	2.04
Allowance for credit losses to:
Total loans and leases	1.54	1.49	1.63
Non-performing loans and leases	93.5	81.5	67.71

Included in the loan and lease portfolio are loans for which DNB has ceased the accrual of interest.  If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

	Six Months Ended	Year Ended	Six Months Ended
(Dollars in thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Interest income which would have been
recorded under original terms	$165	$452	$217
Interest income recorded during the period	—	(42)	(8)
Net impact on interest income	$165	$410	$209

Impaired loans are measured for impairment using the fair value of the collateral for collateral dependent loans. Information regarding impaired loans is presented as follows:

	Six Months Ended	Year Ended	Six Months Ended
(Dollars in thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Total recorded investment	$6,976	$7,223	$8,998
Impaired loans with a specific allowance	3,971	4,813	7,397
Impaired loans without a specific allowance	3,005	2,410	1,601
Average recorded investment	7,073	8,563	9,113
Specific allowance allocation	578	493	922
Total cash collected	823	2,457	1,386
Interest income recorded	6	113	56

LIQUIDITY AND CAPITAL RESOURCES

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes.  DNB’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding.  As part of its liquidity management, DNB maintains assets that comprise its primary liquidity, which totaled $67.1 million at June 30, 2011.  Primary liquidity includes investments, Federal funds sold and cash and due from banks, less pledged securities.  DNB also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.

 In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs.  Through these relationships, DNB has available credit of approximately $181.5 million.  As a member of the FHLB, we are eligible to borrow up to a specific credit limit which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of June 30, 2011, our Maximum Borrowing Capacity with the FHLB was $164.5 million. The total of our outstanding borrowings from the FHLB on that date was $20.0 million. At June 30, 2011, we also had available $17.0 million of unsecured federal funds lines of credit with other financial institutions as well as $30.0 million of available short or long term funding through the Certificate of Deposit Account Registry Service (CDARS) program. Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements

On August 5, 2011, Standard & Poor's downgraded the credit rating of the  U.S. Government and federal agencies, including the FHLB, from AAA to AA+ , with a negative outlook.  These recent downgrades, and any future downgrades, in the credit ratings of the U.S. Government and the FHLB could likely increase the borrowing costs of the FHLB and possibly have a negative impact on its operations and long-term performance.  It is possible this could have an adverse effect on the value of the Corporation's investment in FHLB stock.  Please see "Item 1A - Risk Factors" later in this quarterly report on Form 10-Q for further discussion regarding the potential risks of such downgrades.

At June 30, 2011, DNB had $59.0 million in un-funded loan commitments.  Management anticipates these commitments will be funded by means of normal cash flows. Certificates of deposit greater than or equal to $100,000 scheduled to mature in one year or less from June 30, 2011 totaled $40.2 million.  Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in Federal funds sold or by pay-downs and maturities of loans and investments.

The Corporation and the Bank have each met the definition of “well capitalized” for regulatory purposes on June 30, 2011.  The Bank’s capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of the Corporation’s or the Bank’s overall financial condition or prospects. The Corporation’s capital exceeds the FRB’s minimum leverage ratio requirements for bank holding companies (see additional discussion included in Footnote 17 of DNB’s 10-K).

Under federal banking laws and regulations, DNB and the Bank are required to maintain minimum capital as determined by certain regulatory ratios. Capital adequacy for regulatory purposes, and the capital category assigned to an institution by its regulators, may be determinative of an institution’s overall financial condition.

The following table summarizes data and ratios pertaining to the Corporation and the Bank's capital structure.
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation
June 30, 2011:
Total risk-based capital	$63,628	14.77%	$34,467	8.00%	N/A	N/A
Tier 1 risk-based capital	58,233	13. 52	17,234	4.00	N/A	N/A
Tier 1 (leverage) capital	58,233	9.42	24,732	4.00	N/A	N/A
December 31, 2010:
Total risk-based capital	$61,653	14.28%	$34,531	8.00%	N/A	N/A
Tier 1 risk-based capital	56,255	13.03	17,265	4.00	N/A	N/A
Tier 1 (leverage) capital	56,255	9.25	24,324	4.00	N/A	N/A
DNB First, N.A.
June 30, 2011:
Total risk-based capital	$63,718	14.80%	$34,434	8.00%	$43,042	10.00%
Tier 1 risk-based capital	58,323	13. 55	17,217	4.00	25,825	6.00
Tier 1 (leverage) capital	58,323	9.44	24,714	4.00	30,893	5.00
December 31, 2010:
Total risk-based capital	$61,288	14.21%	$34,497	8.00%	$43,121	10.00%
Tier 1 risk-based capital	55,890	12.96	17,248	4.00	25,872	6.00
Tier 1 (leverage) capital	55,890	9.20	24,306	4.00	30,383	5.00

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

 These forward-looking statements include statements with respect to the Corporation’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Corporation’s control).  The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements.  The following factors, among others, could cause the Corporation’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Corporation conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; the recent downgrade, and any future downgrades, in the credit rating of the U.S. Government and federal agencies; inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Corporation and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of users to substitute competitors’ products and services for the Corporation’s products and services; the success of the Corporation in gaining regulatory approval of its products and services, when required; the impact of changes in laws and regulations applicable to financial institutions (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; the nature, extent, and timing of governmental actions and reforms, including the rules of participation for the Trouble Asset Relief Program voluntary Capital Purchase Program under the Emergency Economic Stabilization Act of 2008, which may be changed unilaterally and retroactively by legislative or regulatory actions; and the success of the Corporation at managing the risks involved in the foregoing.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes an Economic Value of Equity ("EVE") model.  The EVE model measures the potential price risk of equity to changes in interest rates and factors in the optionality included on the balance sheet.  EVE analysis is used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points.  The EVE is likely to be different if rates change.  Results falling outside prescribed ranges may require action by management.  At June 30, 2011 and December 31, 2010, DNB's variance in the EVE as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the table below. The change as a percentage of the present value of equity with a 200 basis point increase at June 30, 2011 was slightly above DNB's negative 25% guideline. Possible actions by management to reduce this variance in a +200 basis point scenario include the reduction of longer term assets, shorten the duration of the investment portfolio to reduce interest rate risk and price volatility, shorten the term of fixed rate loans or originate variable rate loans, increase longer term certificates and increase capital levels through increased earnings. The change as a percentage of the present value of equity with a 200 basis point increase at December 31, 2010 was within DNB’s negative 25% guideline.

(Dollars in thousands)	June 30, 2011					December 31, 2010

Change in rates	Flat	-200	bp	+200	bp	Flat	-200	bp	+200	bp
EVE	$44,124	$48,001		$32,444		$41,867	$44,026		$33,395
Change		3,877		(11,681)			2,159		(8,472)
Change as % of assets		0.62%		(1.9%)			0.4%		(1.4%)
Change as % of PV equity		8.79%		(26.5%)			5.2%		(20.2%)

ITEM 4T- CONTROLS AND PROCEDURES

DNB’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2011, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that DNB’s current disclosure controls and procedures are effective and timely, providing them with material information relating to DNB and its subsidiaries required to be disclosed in the report DNB files under the Exchange Act.

Management of DNB is responsible for establishing and maintaining adequate internal control over financial reporting for DNB, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  There was no change in the DNB’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, DNB’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed under “Part I – Item 1A – Risk Factors” in the Corporation’s 2010 Annual Report, as supplemented and updated by the discussion below.

Downgrades in U.S. Government and federal agency securities could adversely affect the Corporation--The full impact of the recent downgrade of the U.S. Government and federal agency from an AAA to an AA+ credit rating is currently unknown.  However, in addition to causing economic and financial market disruptions, the recent downgrade, and any future downgrades and/or failures to raise the U.S. debt limit if necessary in the future, could, among other things, materially adversely affect the market value of the U.S. and other government and governmental agency securities that we hold, the availability of those securities as collateral for borrowing, and our ability to access capital markets on favorable terms, as well as have other material adverse effects on the operation of our business and our financial results and condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended June 30, 2011.  The following table provides information on repurchases by DNB of its common stock in each month of the quarter ended June 30, 2011:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2011 – April 30, 2011	—	$—	—	63,016
May 1, 2011 – May 31, 2011	—	—	—	63,016
June 1, 2011 – June 30, 2011	—	—	—	63,016
Total	—	$—	—

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

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K.

The exhibits listed on the Index to Exhibits on pages 44-47 of this report are incorporated by reference or filed or furnished herewith in response to this Item.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNB FINANCIAL CORPORATION

August 12, 2011	BY:	/s/ William S. Latoff
William S. Latoff, Chairman of the Board and Chief Executive Officer

August 12, 2011	BY:	/s/ Gerald F. Sopp
Gerald F. Sopp, Chief Financial Officer and Executive Vice President

Index to Exhibits

Exhibit No. Under Item 601 of Regulation S-K
3	(i)
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

(d)
Form of Certificate for 13,000 shares of Non-Cumulative Perpetual Preferred Stock, Series 2011A, $10.00 par value per share of DNB Financial Corporation, filed as Exhibit 99.2 to Form 8-K (No. 1-34242) on August 8, 2011 and incorporated herein by reference.

(e)
Certificate of Designation of Non-Cumulative Perpetual Preferred Stock, Series 2011A, $10.00 par value per share, filed as Exhibit 99.3 to Form 8-K (No. 1-34242) on August 8, 2011 and incorporated herein by reference.

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

(cc)
Securities Purchase Agreement dated as of August 4, 2011, between the Secretary of the Treasury and DNB Financial Corporation, filed as Exhibit 99.1 to Form 8-K (No. 1-34242) on August 8, 2011 and incorporated herein by reference.

(dd)
Letter Agreement dated August 4, 2011 between the Secretary of the Treasury and DNB Financial Corporation, filed as Exhibit 99.4 to Form 8-K (No. 1-34242) on August 8, 2011 and incorporated herein by reference.

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

31.1		Rule 13a-14(a)/15d-14 (a) Certification of Chief Executive Officer, filed herewith.
31.2		Rule 13a-14(a)/15d-14 (a) Certification of Chief Financial Officer, filed herewith.
32.1		Section 1350 Certification of Chief Executive Officer, filed herewith.
32.2		Section 1350 Certification of Chief Financial Officer, filed herewith.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
	*	Management contract or compensatory plan arrangement.
	**	Shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.