Form 10-Q
period 2011-09-30
DNB FINANCIAL CORP /PA/
filed 2011-11-10
CIK 713671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: September 30, 2011
or
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock ($1.00 Par Value) (Class)	2,687,040 (Shares Outstanding as of November 7, 2011)

DNB FINANCIAL CORPORATION AND SUBSIDIARY

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

DNB Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition (Unaudited)

	September 30,	December 31,
(Dollars in thousands, except share and per share data)	2011	2010
Assets
Cash and due from banks	$22,815	$18,360
Federal funds sold	—	8,000
Cash and cash equivalents	22,815	26,360
AFS investment securities (amortized cost of $109,152 and $144,205)	109,365	142,161
HTM investment securities (fair value of $39,398 and $8,723)	38,469	8,431
Total investment securities	147,834	150,592
Loans and leases	411,374	396,171
Allowance for credit losses	(6,371)	(5,884)
Net loans and leases	405,003	390,287
Restricted stock	3,758	4,201
Office property and equipment, net	7,905	8,248
Accrued interest receivable	2,637	2,283
OREO & other repossessed property	3,968	4,324
Bank owned life insurance (BOLI)	8,318	8,137
Intangible assets	185	160
Net deferred taxes	3,091	3,822
Other assets	3,574	3,918
Total assets	$609,088	$602,332
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$61,025	$58,948
Interest-bearing deposits:
NOW	166,532	163,104
Money market	110,978	89,944
Savings	45,671	42,521
Time	114,300	138,229
Total deposits	498,506	492,746
Federal Home Loan Bank of Pittsburgh (FHLBP) advances	20,000	25,000
Repurchase agreements	26,576	23,349
Junior subordinated debentures	9,279	9,279
Other borrowings	604	2,602
Total borrowings	56,459	60,230
Accrued interest payable	390	527
Other liabilities	3,181	3,621
Total liabilities	558,536	557,124
Stockholders’ Equity
Preferred stock, $10.00 par value;
1,000,000 shares authorized; $1,000 liquidation preference per share; 13,000 & 11,750 issued respectively	12,958	11,541
Common stock, $1.00 par value;
10,000,000 shares authorized; 2,874,694 issued	2,889	2,884
Stock warrants	—	151
Treasury stock, at cost; 195,227 and 213,545 shares, respectively	(4,328)	(4,515)
Surplus	35,045	35,294
Retained earnings	4,786	2,069
Accumulated other comprehensive loss, net	(798)	(2,216)
Total stockholders’ equity	50,552	45,208
Total liabilities and stockholders’ equity	$609,088	$602,332
See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands, except share and per share data)	2011	2010	2011	2010
Interest Income:
Interest and fees on loans and leases	$5,758	$5,387	$17,039	$15,757
Interest and dividends on investment securities:
Taxable	779	1,122	2,555	3,815
Tax exempt	95	—	96	64
Interest on cash and cash equivalents	19	13	47	63
Total interest and dividend income	6,651	6,522	19,737	19,699
Interest Expense:
Interest on NOW, money market and savings	254	410	831	1,544
Interest on time deposits	527	688	1,711	2,341
Interest on FHLB advances	213	332	651	1,181
Interest on repurchase agreements	38	41	114	160
Interest on junior subordinated debentures	75	77	231	297
Interest on other borrowings	21	22	74	65
Total interest expense	1,128	1,570	3,612	5,588
Net interest income	5,523	4,952	16,125	14,111
Provision for credit losses	426	615	1,278	1,441
Net interest income after provision for credit losses	5,097	4,337	14,847	12,670
Non-interest Income:
Service charges	290	304	831	976
Wealth management	158	160	587	576
Increase in cash surrender value of BOLI	61	63	181	185
Gain on sale of investment securities, net	—	399	2	1,374
Gain on sale of SBA loans	56	—	281	—
Other fees	294	264	885	800
Total non-interest income	859	1,190	2,767	3,911
Non-interest Expense:
Salaries and employee benefits	2,159	2,098	6,504	6,316
Furniture and equipment	313	343	963	1,065
Occupancy	488	413	1,461	1,268
Professional and consulting	269	284	832	869
Advertising and marketing	141	97	488	378
Printing and supplies	29	40	111	125
FDIC insurance	124	200	433	620
FHLB prepayment penalties	—	—	—	560
Other expenses	594	589	1,671	1,611
Total non-interest expense	4,117	4,064	12,463	12,812
Income before income tax expense	1,839	1,463	5,151	3,769
Income tax expense	544	470	1,553	1,154
Net income	$1,295	$993	$3,598	$2,615
Preferred stock dividends and accretion of discount	331	154	640	463
Net income available to Common Stockholders	$964	$839	$2,958	$2,152
Earnings per common share:
Basic	$0.36	$0.32	$1.11	$0.82
Diluted	$0.36	$0.32	$1.10	$0.82
Cash dividends per common share	$0.03	$0.03	$0.09	$0.09
Weighted average common shares outstanding:
Basic	2,677,533	2,640,085	2,670,811	2,630,813
Diluted	2,696,320	2,640,754	2,693,974	2,631,049
See accompanying notes to unaudited consolidated financial statements.

DNB FINANCIAL CORPORATION AND Subsidiary
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Unaudited)
(Dollars in thousands)
	Preferred Stock	Common Stock	Stock Warrants	Treasury Stock	Surplus	Retained Earnings	Accumulated Other Compre- hensive Loss	Total
Balance at January 1, 2011	$11,541	$2,884	$151	$(4,515)	$35,294	$2,069	$(2,216)	$45,208
Comprehensive income:
Net income for nine months ended September 30, 2011	—	—	—	—	—	3,598	—	3,598
Other comprehensive income, net of tax:
Accretion of discount on AFS to HTM reclassification	—	—	—	—	—	—	6	6
Unrealized gains on AFS securities, net	—	—	—	—	—	—	1,412	1,412
Total comprehensive income	—	—	—	—	—	—	—	5,016
Preferred stock discount accretion	209	—	—	—	—	(209)	—	—
SBLF Issuance Costs accretion	3	—	—	—	—	(3)	—	—
Restricted stock compensation expense	—	5	—	—	40	—	—	45
Stock option compensation	—	—	—	—	18	—	—	18
SBLF stock issued	13,000	—	—	—	—	—	—	13,000
Repurchase of CPP Preferred stock	(11,750)	—	—	—	—	—	—	(11,750)
SBLF issuance cost	(45)	—	—	—	—	—	—	(45)
Repurchase of stock warrants	—	—	(151)	—	(307)	—	—	(458)
Cash dividends ($0.09 per share)	—	—	—	—	—	(241)	—	(241)
Cash dividends-Preferred	—	—	—	—	—	(348)	—	(348)
Cash dividends-SBLF	—	—	—	—	—	(80)	—	(80)
Sale of treasury shares to 401(k) (15,984 shares)	—	—	—	164	—	—	—	164
Sale of treasury shares to deferred comp plan (2,334 shares)	—	—	—	23	—	—	—	23
Balance at September 30, 2011	$12,958	$2,889	$—	$(4,328)	$35,045	$4,786	$(798)	$50,552
	Preferred Stock	Common Stock	Stock Warrants	Treasury Stock	Surplus	(Accumulated Deficit) Retained Earnings	Accumulated Other Compre- hensive (Loss) Income	Total
Balance at January 1, 2010	$11,511	$2,875	$151	$(4,727)	$35,179	$(666)	$(1,447)	$42,876
Comprehensive income:
Net income for nine months ended September 30, 2010	—	—	—	—	—	2,615	—	2,615
Other comprehensive income, net of tax:
Unrealized gains on AFS securities, net	—	—	—	—	—	—	1,917	1,917
Total comprehensive income	—	—	—	—	—	—	—	4,532
Preferred stock discount accretion	22	—	—	—	—	(22)	—	—
Restricted stock compensation expense	—	8	—	—	86	—	—	94
Stock option compensation	—	—	—	—	11	—	—	11
Cash dividends ($0.09 per share)	—	—	—	—	—	(238)	—	(238)
Cash dividends-Preferred	—	—	—	—	—	(441)	—	(441)
Sale of treasury shares to 401(k) (23,714 shares)	—	—	—	160	—	—	—	160
Balance at September 30, 2010	$11,533	$2,883	$151	$(4,567)	$35,276	$1,248	$470	$46,994

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2011	2010
Cash Flows From Operating Activities:
Net income	$3,598	$2,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,754	2,539
Provision for credit losses	1,278	1,441
Unvested stock amortization	63	105
Net gain on sale of securities	(2)	(1,374)
Net loss on sale and write down of OREO and other repossessed property	1	18
(Increase) decrease in accrued interest receivable	(354)	172
Decrease in other assets	344	753
Earnings from investment in BOLI	(181)	(185)
Decrease in accrued interest payable	(137)	(241)
Increase in deferred tax expense	2	172
Gain on sale of loans	(281)	—
Decrease in other liabilities	(433)	(1,309)
Net Cash Provided By Operating Activities	5,652	4,706
Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Sales	15,762	154,658
Maturities, repayments and calls	37,615	26,908
Purchases	(39,585)	(192,108)
Activity in held-to-maturity securities:
Sales	—	29,855
Maturities, repayments and calls	3,943	7,573
Purchases	(13,932)	(2,138)
Net decrease (increase) in restricted stock	443	(298)
Net increase in loans and leases	(17,733)	(26,339)
Purchases of premises and equipment	(332)	(353)
Proceeds from sale of OREO and other repossessed property	461	1,276
Net Cash Used By Investing Activities	(13,358)	(966)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	5,760	(13,273)
Repayment of FHLB advances	(5,000)	(23,000)
Net increase in short term repurchase agreements	3,227	3,455
(Decrease) increase in lease obligations	(17)	1,985
Dividends paid	(743)	(679)
Proceeds from the issuance of preferred stock (SBLF)	12,955	—
Repurchase of preferred stock and warrant (CPP)	(12,208)	—
Sale of treasury stock, net	187	160
Net Cash Provided by (Used By) Financing Activities	4,161	(31,352)
Net Change in Cash and Cash Equivalents	(3,545)	(27,612)
Cash and Cash Equivalents at Beginning of Period	26,360	43,832
Cash and Cash Equivalents at End of Period	$22,815	$16,220
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$3,749	$5,829
Income taxes	1,959	1,620
Supplemental Disclosure of Non-cash Flow Information:
Transfer securities from AFS to HTM, at fair value (amortized cost of $20,228)	20,112	—
Transfers from loans and leases to real estate owned	39	542
See accompanying notes to unaudited consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, DNB First, National Association (the "Bank") have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior amounts not affecting net income are reclassified when necessary to conform to current period classifications. The results of operations for the three and nine-month periods ended September 30, 2011 are not necessarily indicative of the results which may be expected for the entire year.  The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2010.

Subsequent Events-- Management has evaluated events and transactions occurring subsequent to September 30, 2011 for items that should potentially be recognized or disclosed in these Consolidated Financial Statements. The evaluation was conducted through the date these financial statements were issued.

NOTE 2: INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities, as of the dates indicated, are summarized as follows:

	September 30, 2011
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Held To Maturity
Government Sponsored Entities (GSE) mortgage-backed securities	$16,081	$494	$—	$16,575
Corporate bonds	1,550	51	—	1,601
Collateralized mortgage obligations GSE	8,460	172	—	8,632
State and municipal tax-exempt	12,378	212	—	12,590
Total	$38,469	$929	$—	$39,398

Available For Sale
US Government agency obligations	$45,339	$231	$(6)	$45,564
GSE mortgage-backed securities	31,676	834	—	32,510
Collateralized mortgage obligations GSE	6,445	17	(58)	6,404
Corporate bonds	25,665	70	(858)	24,877
Equity securities	27	—	(17)	10
Total	$109,152	$1,152	$(939)	$109,365

	December 31, 2010
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Held To Maturity
GSE mortgage-backed securities	$7,085	$291	$—	$7,376
Collateralized mortgage obligations GSE	1,346	14	(13)	1,347
Total	$8,431	$305	$(13)	$8,723

Available For Sale
US Government agency obligations	$45,128	$32	$(916)	$44,244
GSE mortgage-backed securities	64,463	127	(592)	63,998
Collateralized mortgage obligations GSE	17,155	14	(551)	16,618
Corporate bonds	17,432	159	(303)	17,288
Equity securities	27	—	(14)	13
Total	$144,205	$332	$(2,376)	$142,161

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The table below details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at September 30, 2011 and December 31, 2010.

	September 30, 2011
(Dollars in thousands)	Total Fair Value	Total Unrealized Loss	Fair Value Impaired Less Than 12 Months	Unrealized Loss Less Than 12 Months	Fair Value Impaired More Than 12 Months	Unrealized Loss More Than 12 Months
Available For Sale
Corporate bonds	$19,728	$(858)	$17,373	$(603)	$2,355	$(255)
US Government agency obligations	2,624	(6)	2,624	(6)	—	—
Collateralized mortgage obligations GSE	4,661	(58)	4,661	(58)	—	—
Equity securities	10	(17)	—	—	10	(17)
Total	$27,023	$(939)	$24,658	$(667)	$2,365	$(272)

	December 31, 2010
(Dollars in thousands)	Total Fair Value	Total Unrealized Loss	Fair Value Impaired Less Than 12 Months	Unrealized Loss Less Than 12 Months	Fair Value Impaired More Than 12 Months	Unrealized Loss More Than 12 Months
Held To Maturity
Collateralized mortgage obligations GSE	$789	$(13)	$789	$(13)	$—	$—
Total	$789	$(13)	$789	$(13)	$—	$—

Available For Sale
Corporate bonds	$9,845	$(303)	$9,845	$(303)	$—	$—
US Government agency obligations	28,972	(916)	28,972	(916)	—	—
Collateralized mortgage obligations GSE	12,539	(551)	12,539	(551)	—	—
GSE mortgage-backed securities	40,013	(592)	40,013	(592)	—	—
Equity securities	13	(14)	—	—	13	(14)
Total	$91,382	$(2,376)	$91,369	$(2,362)	$13	$(14)

As of September 30, 2011, there were 21 securities that were impaired, but did not meet management's criteria of having a market value loss greater than 10% of book value or being impaired for more than 12 months.  DNB does not intend to sell these securities and management of DNB does not expect to be required to sell any of these securities prior to a recovery of its cost basis. Management does not believe any individual unrealized loss as of September 30, 2011 represents an other-than-temporary impairment. There are six equity securities and two corporate bonds that have been impaired for more than 12 months and one corporate bond that has a market value loss of greater than 10% of book value. DNB reviews its investment portfolio on a quarterly basis judging each investment for other-than-temporary impairment (OTTI). The OTTI analysis focuses on duration and amount a security is below book. As of September 30, 2011, the following securities were reviewed:

Corporate Bonds - Fixed and Variable Rate. The unrealized loss on three investments in the Corporate Bond portfolio were caused by interest rate increases. Two have been impaired for more than twelve months and one has had a loss greater than 10% of the book value. The book value of the three securities is $3,696,750 and the unrealized loss is $393,156. The contractual terms of these investments do not permit the issuer to settle these securities at a price less than the amortized cost basis of the investments. Because DNB does not intend to sell the investments and it is not more than likely than not that DNB will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, DNB does not consider these investments to be other-than-temporarily impaired at September 30, 2011. Some of the bonds have had downgrades since they were purchased. DNB anticipates a recovery in the market value as the securities approach their reset or maturity dates. See discussion below regarding individual securities.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Goldman Sachs Gp (38141GER1) - Fixed rate senior unsecured domestic debt maturing on 10/1/16. Currently rated A1 by Moody's, A by S&P, and A+ by Fitch, stable. Goldman Sachs has never deferred or defaulted on interest payments on this issue, so credit risk is acceptable. This name and issue trades frequently, so liquidity risk is acceptable. The security matures on 10/1/16 with a modified duration of 4.339 years, so interest rate risk is acceptable. With a fixed coupon, earnings potential is good. Management has reviewed the most recent available financial information on this company as well as industry trends. Goldman Sachs reported net income of $8.4 billion in 2010 and a net income of $3.8 billion YTD 2011 (6 months). Both ROA and ROE were positive in 2010 and continue to be positive YTD 2011.

Bank of America Corp (060505CS1) - Fixed rate senior unsecured domestic debt maturing on 10/14/16. Currently rated Baa1 by Moody's, A by S&P, and A+/*- by Fitch, stable. Bank of America has never deferred or defaulted on interest payments on this issue, so credit risk is acceptable. This name and issue trades frequently, so liquidity risk is acceptable. The security matures on 10/14/16 with a modified duration of 4.379 years, so interest rate risk is acceptable. With a fixed coupon, earnings potential is good. BOA has recently been in the headlines due to the infusion of capital by Berkshire Hathaway as well as being named in a suit brought by the US Government regarding the sale of residential loan pools (primarily generated by Countrywide). Management has reviewed the most recent available financial information on this company as well as industry trends. BOA reported a net loss of $2.2 billion in 2010 and a net loss of $6.8 billion YTD 2011 (6 months). Both ROA and ROE were negative in 2010 and continue to be negative YTD 2011. BOA's non-performing assets remain high. Despite losses during the most recent periods, capital ratios remain strong and BOA has access to capital markets for additional capital if needed.

Bank of America Corp (06048WDE7) - Floating rate senior unsecured domestic debt maturing on 8/17/15. Currently rated Baa1 by Moody's, A by S&P, and A+/*- by Fitch, stable. Coupon currently resets quarterly at 3-month Libor + 125 bps. Bank of America has never deferred or defaulted on interest payments on this issue, so credit risk is acceptable. This name and issue trades frequently, so liquidity risk is acceptable. The security matures on 8/17/15 with a modified duration of 3.765 years, so interest rate risk is acceptable. With a floating coupon and no embedded options, earnings potential is good.

Equity securities.  DNB’s investment in six marketable equity securities consist primarily of investments in common stock of community banks in Pennsylvania. The unrealized losses on the six investments in the Equity securities portfolio were all impaired for more than twelve months. The severity and duration of the impairment are driven by higher collateral losses, wider credit spreads, and changes in interest rates within the financial services sector. DNB evaluated the prospects of all issuers in relation to the severity and duration of the impairment. Based on this analysis and an evaluation of DNB’s ability and intent to hold these investments for a reasonable period of time sufficient for each security to increase to DNB’s cost, DNB does not intend to sell these investments and it is not more likely than not that DNB will be required to sell the investments before recovery of their cost, DNB does not consider these investments to be other-than-temporarily impaired at September 30, 2011.

The amortized cost and estimated fair value of investment securities as of September 30, 2011, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid without penalties.

	Held to Maturity		Available for Sale
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$2,615	$2,617
Due after one year through five years	—	—	53,770	53,488
Due after five years through ten years	5,016	5,292	20,070	19,929
Due after ten years	33,453	34,106	32,670	33,321
No stated maturity	—	—	27	10
Total investment securities	$38,469	$39,398	$109,152	$109,365

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

DNB sold $15.8 million and $155.0 million securities from the AFS portfolio during the nine month period ending September 30, 2011 and 2010, respectively. During the same respective periods, DNB sold $0 and $29.9 million from the HTM portfolio. Gains and losses resulting from investment sales, redemptions or calls were as follows:

	Nine Months Ended September 30
(Dollars in thousands)	2011	2010
Gross realized gains-AFS	$85	$1,589
Gross realized gains-HTM	—	178
Gross realized losses-AFS	(83)	(190)
Gross realized losses-HTM	—	(203)
Net realized gain	$2	$1,374

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

At September 30, 2011 and 2010, investment securities with a carrying value of approximately $116 million and $106 million, respectively, were pledged to secure public funds, repurchase agreements, FHLB advances and for other purposes as required by law.

 NOTE 3: LOANS AND LEASES

The following table sets forth information concerning the composition of total loans and leases outstanding, as of the dates indicated.

(Dollars in thousands)	Sept. 30 2011	Dec. 31 2010
Residential mortgage	$26,975	$30,929
Commercial mortgage	229,367	218,099
Commercial	108,316	97,544
Lease financing	264	898
Consumer	46,452	48,701
Total loans and leases	$411,374	$396,171
Less allowance for credit losses	(6,371)	(5,884)
Net loans and leases	$405,003	$390,287

Included in the loan portfolio are loans for which DNB has ceased the accrual of interest (i.e. non-accrual loans). Loans of approximately $8.0 million and $7.2 million as of September 30, 2011 and December 31, 2010, respectively, were on a non-accrual basis. DNB also had loans of approximately $1,000 and $0 that were 90 days or more delinquent, but still accruing, as of September 30, 2011 and December 31, 2010, respectively. If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

	Nine Months Ended September 30
(Dollars in thousands)	2011	2010
Interest income which would have been recorded under original terms	$291	$343
Interest income recorded during the year	(38)	(41)
Net impact on interest income	$253	$302

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4: ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses, for the periods indicated, are as follows:

	Nine Months Ended September 30
(Dollars in thousands)	2011	2010
Beginning balance	$5,884	$5,477
Provision	1,278	1,441
Loans charged off	(698)	(801)
Leases charged off	(196)	(48)
Recoveries	103	41
Net charge-offs	(791)	(808)
Ending balance	$6,371	$6,110
Reserve for unfunded loan commitments	$109	$122

Impaired loans are loans individually evaluated for collectability, and which will probably not be collected in accordance with their contractual terms. Information regarding impaired loans is for the periods indicated is as follows:

	Nine Months Ended September 30
(Dollars in thousands)	2011	2010
Total recorded investment	$8,134	$9,029
Impaired loans with a specific allowance	4,992	4,145
Impaired loans without a specific allowance	3,142	4,884
Average recorded investment	7,301	9,085
Specific allowance allocation	355	517
Total cash collected	1,527	1,813
Interest income recorded	59	79

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of September 30, 2011 and December 31, 2010:

Age Analysis of Past Due Loans Receivables

					September 30, 2011
							Loans Receivable
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	> 90 Days and Accruing
Residential mortgage	$550	$—	$1,917	$2,467	$24,508	$26,975	$—
Commercial mortgage	594	—	2,114	2,708	226,659	229,367	—
Commercial:
Commercial term	—	—	540	540	80,968	81,508	—
Commercial construction	—	—	465	465	26,343	26,808	—
Lease financing	—	—	65	65	199	264	—
Consumer:
Home equity	71	—	60	131	38,478	38,609	—
Other	26	—	151	177	7,666	7,843	1
Total	$1,241	$—	$5,312	$6,553	$404,821	$411,374	$1

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

Non-Performing Assets

(Dollars in thousands)	Sept. 30, 2011	Dec. 31, 2010
Non-accrual loans:
Residential mortgage	$1,917	$2,334
Commercial mortgage	2,114	834
Commercial	3,725	3,722
Lease financing	65	273
Consumer	210	60
Total non-accrual loans	8,031	7,223
Loans 90 days past due and still accruing (*)	1	—
Troubled debt restructurings	—	—
Total non-performing loans	8,032	7,223
Other real estate owned & other repossessed property	3,968	4,324
Total non-performing assets	$12,000	$11,547
Asset quality ratios:
Non-performing loans to total loans	1.95%	1.82%
Non-performing assets to total assets	1.97	1.92
Allowance for credit losses to:
Total loans and leases	1.55	1.49
Non-performing loans and leases	79.3	81.5

(*) One loan at December 31, 2010 had a balance less than $1,000

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize information in regards to impaired loans by loan portfolio class as of and for the three and nine months ended September 30, 2011 and as of and for the year ended December 31, 2010.

Impaired Loans
			September 30, 2011
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment 3 months ended Sept. 30, 2011	Average Recorded Investment 9 months ended Sept. 30, 2011	Interest Income Recognized 3 months ended Sept. 30, 2011	Interest Income Recognized 9 months ended Sept. 30, 2011
With no related allowance recorded:
Residential mortgage	$596	$747	$—	$1,270	$865	$—	$—
Commercial mortgage	2,114	2,168	—	1,359	1,026	53	58
Commercial:
Commercial term	157	190	—	195	208	—	1
Commercial construction	—	—	—	232	346	—	—
Lease financing	65	74	—	71	138	—	—
Consumer	210	211	—	63	61	—	—
With allowance recorded:
Residential mortgage	1,424	1,780	101	755	1,199	—	—
Commercial mortgage	—	—	—	26	26	—	—
Commercial:
Commercial term	383	753	78	559	563	—	—
Commercial construction	3,185	3,620	176	2,952	2,836	—	—
Lease financing	—	—	—	—	33	—	—
Consumer	—	—	—	—	—	—	—
Total:
Residential mortgage	2,020	2,527	101	2,025	2,064	—	—
Commercial mortgage	2,114	2,168	—	1,385	1,052	53	58
Commercial:
Commercial term	540	943	78	754	771	—	1
Commercial construction	3,185	3,620	176	3,184	3,182	—	—
Lease financing	65	74	—	71	171	—	—
Consumer	210	211	—	63	61	—	—
Total	$8,134	$9,543	$355	$7,482	$7,301	$53	$59

	December 31, 2010
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential mortgage	$638	$780	$—	$1,092	$—
Commercial mortgage	782	792	—	916	70
Commercial:
Commercial term	197	250	—	282	3
Commercial construction	460	895	—	818	31
Lease financing	273	826	—	335	7
Consumer	60	61	—	43	1
With allowance recorded:
Residential mortgage	1,696	2,071	103	1,606	—
Commercial mortgage	52	52	22	39	—
Commercial:
Commercial term	345	345	145	369	1
Commercial construction	2,720	2,720	223	3,063	—
Lease financing	—	—	—	—	—
Consumer	—	—	—	—	—
Total:
Residential mortgage	2,334	2,851	103	2,698	—
Commercial mortgage	834	844	22	955	70
Commercial:
Commercial term	542	595	145	651	4
Commercial construction	3,180	3,615	223	3,881	31
Lease financing	273	826	—	335	7
Consumer	60	61	—	43	1
Total	$7,223	$8,792	$493	$8,563	$113

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within DNB’s internal risk rating system as of September 30, 2011 and December 31, 2010.

Credit Quality Indicators
	September 30, 2011
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Residential mortgage	$25,059	$—	$1,916	$—	$26,975
Commercial mortgage	210,372	12,101	6,894	—	229,367
Commercial:
Commercial term	79,788	702	821	197	81,508
Commercial construction	19,302	300	7,206	—	26,808
Lease financing	264	—	—	—	264
Consumer:
Home equity	38,542	—	67	—	38,609
Other	7,843	—	—	—	7,843
Total	$381,170	$13,103	$16,904	$197	$411,374

	December 31, 2010
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Residential mortgage	$28,595	$—	$2,334	$—	$30,929
Commercial mortgage	202,062	10,054	5,983	—	218,099
Commercial:
Commercial term	68,916	241	1,423	—	70,580
Commercial construction	18,294	—	8,670	—	26,964
Lease financing	765	—	—	133	898
Consumer:
Home equity	40,386	—	11	—	40,397
Other	8,304	—	—	—	8,304
Total	$367,322	$10,295	$18,421	$133	$396,171

The following tables sets forth the composition of DNB’s allowance for credit losses as of September 30, 2011 and activity for the three and nine months ended September 30, 2011.

Allowance for Credit Losses and Recorded Investment in Loans Receivables

(Dollars in thousands)	Commercial	Lease financing	Residential mortgage	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance - July 1, 2011	$4,685	$19	$386	$482	$871	$6,443
Charge-offs	(408)	(9)	(72)	(32)	—	(521)
Recoveries	2	1	12	8	—	23
Provisions	(21)	15	171	(12)	273	426
Ending balance - September 30, 2011	$4,258	$26	$497	$446	$1,144	$6,371

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Commercial	Lease financing	Residential mortgage	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2011	$4,387	$86	$454	$482	$475	$5,884
Charge-offs	(428)	(196)	(238)	(32)	—	(894)
Recoveries	7	2	74	20	—	103
Provisions	292	134	207	(24)	669	1,278
Ending balance - September 30, 2011	$4,258	$26	$497	$446	$1,144	$6,371
Ending balance: individually evaluated for impairment	$254	$—	$101	$—	$—	$355
Ending balance: collectively evaluated for impairment	$4,004	$26	$396	$446	$1,144	$6,016
Loans receivables:
Ending balance	$337,683	$264	$26,975	$46,452		$411,374
Ending balance: individually evaluated for impairment	$5,839	$65	$2,020	$210		$8,134
Ending balance: collectively evaluated for impairment	$331,844	$199	$24,955	$46,242		$403,240
Reserve for unfunded loan commitments	$92	$—	$—	$17		$109

During the three months ended September 30, 2011, DNB's unallocated reserve increased to 18% of the total reserve.  Historically, the unallocated reserve has ranged from 6%-14%.  Due to the rise in the level of non-performing assets at the bank during the quarter, coupled with continued asset quality and delinquency levels at other banks nationwide, Management had decided to keep the overall level of the reserve at its present third quarter level, rather than reduce the unallocated, and, hence the overall reserve level.  Management will continue to monitor its specific asset quality level and trends during the fourth quarter to assess its required and overall level of reserve.  Management believes it prudent to increase its level of unallocated reserve as of September 30, 2011 to slightly higher than historical levels due to these factors.

NOTE 5: EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the treasury stock method and reflects the potential dilution that could occur from the exercise of stock options, and warrants and the amortized portion of unvested stock awards. Stock options and unvested stock awards for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. Treasury shares are not deemed outstanding for calculations. There were no anti-dilutive stock warrants outstanding, 149,561 anti-dilutive stock options outstanding, and no anti-dilutive stock awards at September 30, 2011. There were 186,311 anti-dilutive stock warrants, 158,975 anti-dilutive stock options outstanding and 22,121 anti-dilutive stock awards at September 30, 2010. See Note 12 for a discussion of stock warrants issued in conjunction with Preferred shares issued to the U.S. Treasury Department as part of the CPP. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2011
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$964	2,678	$0.36	$2,958	2,671	$1.11
Effect of potential dilutive common stock equivalents– stock options, restricted shares and warrants	—	18	—	—	23	(.01)
Diluted EPS
Income available to common stockholders after assumed conversions	$964	2,696	$0.36	$2,958	2,694	$1.10

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2010
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$839	2,640	$0.32	$2,152	2,631	$0.82
Effect of potential dilutive common stock equivalents– stock options, restricted shares and warrants	—	—	—	—	—	—
Diluted EPS
Income available to common stockholders after assumed conversions	$839	2,640	$0.32	$2,152	2,631	$0.82

NOTE 6: OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes all changes in stockholders' equity during the period, except those resulting from investments by owners and distributions to owners.  Comprehensive income for all periods consisted of net income and other comprehensive income (loss) relating to the change in unrealized losses on investment securities available for sale.  Comprehensive income, net of tax, is disclosed in the following table. The effect of pension adjustments will be made during the last quarter of each fiscal year indicated.

(Dollars in thousands)	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Three Months Ended September 30, 2011:
Net Income			$1,295
Other Comprehensive Income:
Unrealized holding gains arising during the period	$(110)	$38	(72)
Accretion of discount on AFS to HTM reclassification	8	(3)	5
Total comprehensive income			$1,228
Three Months Ended September 30, 2010:
Net Income			$993
Other Comprehensive Income:
Unrealized holding gains arising during the period	$865	$(294)	571
Less reclassification for gains included in net income	(399)	135	(264)
Total comprehensive income			$1,300

(Dollars in thousands)	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Nine Months Ended September 30, 2011:
Net Income			$3,598
Other Comprehensive Income:
Unrealized holding gains arising during the period	$2,257	$(767)	1,490
Discount on AFS to HTM reclassification	(116)	39	(77)
Accretion of discount on AFS to HTM reclassification	9	(3)	6
Less reclassification for gains included in net income	(2)	1	(1)
Total comprehensive income			$5,016
Nine Months Ended September 30, 2010:
Net Income			$2,615
Other Comprehensive Income:
Unrealized holding gains arising during the period	$3,685	$(1,253)	2,432
Accretion of discount on AFS to HTM reclassification	594	(202)	392
Less reclassification for gains included in net income	(1,399)	492	(907)
Total comprehensive income			$4,532

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of accumulated other comprehensive loss included in stockholders’ equity, are as follows:

(Dollars in thousands)	Before-Tax Amount	Tax Effect	Net-of-Tax Amount
September 30, 2011
Net unrealized gain on AFS securities	$213	$(73)	$140
Discount on AFS to HTM reclassification	(107)	36	(71)
Unrealized actuarial losses-pension	(1,314)	447	(867)
Total of all items above	$(1,208)	$410	$(798)
December 31, 2010
Net unrealized loss on AFS securities	$(2,044)	$695	$(1,349)
Unrealized actuarial losses-pension	(1,314)	447	(867)
Total of all items above	$(3,358)	$1,142	$(2,216)

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

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In April 2011, the FASB issued Accounting Standards Update No. 2011-02 for guidance on Receivables (Topic 310) regarding a creditor’s determination of whether a restructuring is a troubled debt restructuring.  The amendments in this update apply to all creditors, both public and nonpublic, that restructure certain receivables. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: the restructuring constitutes a concession and the debtor is experiencing financial difficulties. The amendments clarify the guidance on a creditor’s evaluation of whether it has granted a concession and on a creditor’s evaluation of whether a debtor is experiencing financial difficulties.   For public entities, the amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The adoption did not have a material impact on the Corporation's consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.”  The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement(s) are required to be presented with equal prominence as the other primary financial statements.  ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The provisions of ASU No. 2011-05 are effective for the Corporation’s interim reporting period beginning on or after December 15, 2011, with retrospective application required.  The adoption of ASU No. 2011-05 is expected to result in presentation changes to the Corporation’s statements of income and the addition of a statement of comprehensive income.  The adoption of ASU No. 2011-05 will have no impact on the Corporation’s consolidated financial statements.

NOTE 9: STOCK-BASED COMPENSATION

Stock Option Plan

DNB has a Stock Option Plan for employees and directors. Under the plan, options (both qualified and non-qualified) to purchase a maximum of 643,368 (as adjusted for subsequent stock dividends) shares of DNB’s common stock could be issued to employees and directors. Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years. Vesting of options under the plan is determined by the Plan Committee. There were 199,421 shares available for grant at September 30, 2011. All options with the exception of 43,600 options granted on April 23, 2010 are immediately exercisable. The options granted on April 23, 2010 have a fair value of $98,000 or $2.25 per share, based on a risk free interest rate of 3.273%, a dividend yield of 1.73% and a volatility of 35.564% and are subject to four year cliff vesting. These options which expire on April 23, 2017 if not exercised or cancelled, have an exercise price of $6.93 per share, and the shares are restricted from resale for two years after exercise. These options are exercisable only at and after such time as the market value of the common stock first equals or exceeds $7.97, which is 115% of the $6.93 exercise price. DNB expensed $18,000 during the nine months ended September 30, 2011 and anticipates additional expense of $63,000 through April 23, 2014, the date the options can first be exercised.

Stock option activity is indicated below:
	Number Outstanding	Weighted Average Exercise Price
Outstanding January 1, 2011	203,575	$16.96
Issued	—	—
Exercised	—	—
Forfeited	(1,000)	6.93
Expired	(9,414)	11.16
Outstanding September 30, 2011	193,161	$17.29

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Number Outstanding	Weighted Average Exercise Price
Outstanding January 1, 2010	169,503	$19.19
Issued	44,600	6.93
Exercised	—	—
Forfeited	(9,419)	(9.23)
Expired	(1,109)	(20.95)
Outstanding September 30, 2010	203,575	$16.96

The weighted-average price and weighted average remaining contractual life for the outstanding options are listed below for the dates indicated.
September 30, 2011
Range of			Weighted Average
Exercise Prices	Number Outstanding	Number Exercisable	Exercise Price	Remaining Contractual Life	Intrinsic Value
$6.93-13.99	43,600	0	$6.93	5.57 years	$115,104
14.00-19.99	82,419	82,419	17.44	3.23 years	—
20.00-22.99	19,101	19,101	22.78	3.23 years	—
23.00-24.27	48,041	48,041	24.27	3.55 years	—
Total	193,161	149,561	$17.29	3.84 years	$115,104

September 30, 2010
Range of			Weighted Average
Exercise Prices	Number Outstanding	Number Exercisable	Exercise Price	Remaining Contractual Life	Intrinsic Value
$6.93-10.99	44,600	0	$6.93	6.57 years	$9,366
11.00-13.99	9,414	9,414	11.16	0.75 years	—
14.00-19.99	82,419	82,419	17.44	4.23 years	—
20.00-22.99	19,101	19,101	22.78	4.23 years	—
23.00-24.27	48,041	48,041	24.27	4.55 years	—
Total	203,575	158,975	$16.96	4.65 years	$9,366

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

Share awards granted by the plan were recorded at the date of award based on the market value of shares.  Awards are being amortized to expense over the three-year cliff-vesting period. DNB records compensation expense equal to the value of the shares being amortized.  For the three and nine-month periods ended September 30, 2011, $15,000 and $45,000 was amortized to expense. For the three and nine-month periods ended September 30, 2010, $32,000 and $94,000 was amortized to expense. At September 30, 2011, approximately $57,000 in additional compensation will be recognized over the remaining service period of approximately 1.06 years. At September 30, 2011, 192,420 shares were reserved for future grants under the plan.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock grant activity is indicated below:

	Shares	Weighted Average Stock Price
Non-vested stock awards—January 1, 2011	22,750	$7.91
Granted	—	—
Forfeited	—	—
Vested	—	—
Non-vested stock awards—September 30, 2011	22,750	$7.91

	Shares	Weighted Average Stock Price
Non-vested stock awards—January 1, 2010	24,101	$13.43
Granted	14,200	6.93
Forfeited	(705)	10.53
Vested	(1,275)	12.26
Non-vested stock awards—September 30, 2010	36,321	$10.99

NOTE  10:  INCOME TAXES

As of September 30, 2011, the Corporation had no material unrecognized tax benefits or accrued interest and penalties. It is the Corporation’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.  Federal and state tax years 2007 through 2010 were open for examination as of September 30, 2011.

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

The following table summarizes the assets at September 30, 2011 and December 31, 2010 that are recognized on DNB’s balance sheet using fair value measurement determined based on the differing levels of input.

	September 30, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities: US Government agency obligations	$—	$45,564	$—	$45,564
GSE mortgage-backed securities	—	32,510	—	32,510
Collateralized mortgage obligations GSE	—	6,404	—	6,404
Corporate bonds	—	24,877	—	24,877
Equity securities	10	—	—	10
Total assets measured at fair value on a recurring basis	$10	$109,355	$—	$109,365

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$—	$—	$4,637	$4,637
Total assets measured at fair value on a nonrecurring basis	$—	$—	$4,637	$4,637

	December 31, 2010
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities: US Government agency obligations	$—	$44,244	$—	$44,244
GSE mortgage-backed securities	—	63,998	—	63,998
Collateralized mortgage obligations GSE	—	16,618	—	16,618
Corporate bonds	—	17,288	—	17,288
Equity securities	13	—	—	13
Total assets measured at fair value on a recurring basis	$13	$142,148	$—	$142,161
Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$—	$—	$4,320	$4,320
Total assets measured at fair value on a nonrecurring basis	$—	$—	$4,320	$4,320

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Impaired loans.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $8.1 million at September 30, 2011. Of this, $5.0 million had a valuation allowance of $355,000 and $3.1 million had no valuation allowance as of  September 30, 2011. Impaired loans had a carrying amount of $7.2 million at December 31, 2010. Of this, $4.8 million had a valuation allowance of $493,000 and $2.4 million had no valuation allowance as of December 31, 2010.

Other Real Estate Owned & other repossessed property.  Other real estate owned (“OREO”) consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as OREO and other repossessed property are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. DNB had $4.0 million of such assets at September 30, 2011, which consisted of $3.8 million in OREO and $183,000 in other repossessed property. DNB had $4.3 million of such assets at December 31, 2010, which consisted of $4.1 million in OREO and $220,000 in other repossessed property. Subsequent to the repossession of these assets, DNB did not write down their carrying values during the three month period ending September 30, 2011, based on appraisals.

Below is management’s estimate of the fair value of all financial instruments, whether carried at cost or fair value on the Company’s consolidated balance sheet. The carrying amounts and estimated fair values of financial instruments at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$22,815	$22,815	$26,360	$26,360
AFS investment securities	109,365	109,365	142,161	142,161
HTM investment securities	38,469	39,398	8,431	8,723
Restricted stock	3,758	3,758	4,201	4,201
Loans and leases, net of allowance	405,003	404,049	390,287	391,091
Accrued interest receivable	2,637	2,637	2,283	2,283
Financial liabilities
Deposits	498,506	495,058	492,746	494,673
Borrowings	47,180	49,850	50,951	53,608
Junior subordinated debentures	9,279	9,255	9,279	9,132
Accrued interest payable	390	390	527	527
Off-balance sheet instruments	—	—	—	—

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

Off-balance-sheet Instruments (Disclosed at Cost)  Off-balance-sheet instruments are primarily comprised of loan commitments, which are generally priced at market at the time of funding. Fees on commitments to extend credit and stand-by letters of credit are deemed to be immaterial and these instruments are expected to be settled at face value or expire unused. It is impractical to assign any fair value to these instruments. At September 30, 2011, un-funded loan commitments totaled $55.6 million and stand-by letters of credit totaled $3.0 million. At December 31, 2010, un-funded loan commitments totaled $65.7 million and stand-by letters of credit totaled $2.4 million.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12:  STOCKHOLDERS’ EQUITY

On January 30, 2009, as part of the Capital Purchase Program ("CPP") of the Emergency Economic Stabilization Act of 2008 administered by the United States Department of the Treasury ("the Treasury"), DNB entered into a Letter Agreement and a Securities Purchase Agreement with the Treasury, pursuant to which the DNB issued and sold on January 30, 2009, and the Treasury purchased for cash on that date (i) 11,750 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008A, par value $10.00 per share, having a liquidation preference of $1,000 per share ("the CPP shares"), and (ii) a ten-year warrant to purchase up to 186,311 shares of the DNB’s common stock, $1.00 par value, at an exercise price of $9.46 per share, for an aggregate purchase price of $11,750,000 in cash. This transaction closed on January 30, 2009. The issuance and sale of these securities was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The Bank provided dividends to the Corporation in connection with the $11,750,000 of Fixed Rate Cumulative Perpetual Preferred Stock sold on January 30, 2009 as part of the CPP.

On August 4, 2011, DNB entered into a Securities Purchase Agreement with the Secretary of the Treasury, pursuant to which the Company issued and sold to the Treasury 13,000 shares of its Non-Cumulative Perpetual Preferred Stock, Series 2011A (“Series 2011A Preferred Stock”), having a liquidation preference of $1,000 per share for aggregate proceeds of $13,000,000.   The Securities Purchase Agreement was entered into, and the Series 2011A Preferred Stock was issued, pursuant to the Treasury’s Small Business Lending Fund program (“SBLF”), a $30 billion fund established under the Small Business Jobs Act of 2010, that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. Of the $13 million in aggregate proceeds, $11,879,000 was used to repurchase all CPP shares ($11,750,000 was paid in principal and $128,900 in accrued, unpaid dividends related to the CPP shares) held by the Treasury as described above. The securities sold in this transaction were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction by DNB not involving a public offering.

The Series 2011A Preferred Stock is entitled to receive non-cumulative dividends payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate, which is calculated on the aggregate Liquidation Amount, has been initially set at 3.874% per annum based upon the current level of “Qualified Small Business Lending”, or “QSBL” (as defined in the Securities Purchase Agreement) by the Company’s wholly owned national bank subsidiary DNB First, N.A. (the “Bank”).  The dividend rate for future dividend periods will be set based upon the “Percentage Change in Qualified Lending” (as defined in the Securities Purchase Agreement) between each dividend period and the “Baseline” QSBL level.  Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods depending on the volume of Qualified Small Business Lending the Bank will originate in future periods, and will be fixed at a rate between 1% per annum to 7% per annum and remain unchanged up to four and one-half years following the funding date (the eleventh through the first half of the nineteenth dividend periods).  Because it is not feasible to predict the volume of Qualified Small Business Lending in future periods, it is not feasible to estimate specific future dividend rates under this formula.  If the Series 2011A Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%.  Prior to that time, in general, the dividend rate decreases as the level of the Bank’s Qualified Small Business Lending increases.  Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series 2011A Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series 2011A Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem common stock and other securities.  In addition, if (i) the Company has not timely declared and paid dividends on the Series 2011A Preferred Stock for six dividend periods or more, whether or not consecutive, and (ii) shares of Series 2011A Preferred Stock with an aggregate liquidation preference of at least $13,000,000 are still outstanding, the Treasury (or any successor holder of Series 2011A Preferred Stock) may designate two additional directors to be elected to the Company’s Board of Directors.

As more completely described in the Certificate of Designation, holders of the Series 2011A Preferred Stock have the right to vote as a separate class on certain matters relating to the rights of holders of Series 2011A Preferred Stock and on certain corporate transactions.  Except with respect to such matters and, if applicable, the election of the additional directors described above, the Series 2011A Preferred Stock does not have voting rights.

The Company may redeem the shares of Series 2011A Preferred Stock, in whole or in part, at any time at a redemption price equal to the sum of the Liquidation Amount per share and the per-share amount of any unpaid dividends for the then-current period, subject to any required prior approval by the Company’s primary federal banking regulator.

On September 21, 2011, DNB entered into a letter agreement (the “Warrant Letter Agreement with the Treasury. Pursuant to the Warrant Letter Agreement, DNB Financial Corporation repurchased from Treasury the warrant to purchase 186,311 shares of DNB Financial Corporation's common stock issued to Treasury in January 2009 under CPP. DNB Financial Corporation paid a purchase price of $458,000 for the warrant.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF DNB'S BUSINESS AND BUSINESS STRATEGY

DNB Financial Corporation ("DNB" or the "Corporation") is a bank holding company whose bank subsidiary, DNB First, National Association (the “Bank”) is a nationally chartered commercial bank with trust powers, and a member of the FDIC. DNB provides a broad range of banking services to individual and corporate customers through its thirteen community offices located throughout Chester and Delaware Counties, Pennsylvania. DNB is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. DNB funds all these activities with retail and business deposits and borrowings. Through its Wealth Management division, the Bank provides wealth management and trust services to individuals and businesses. The Bank and its subsidiary, DNB Financial Services, Inc., make available certain non-depository products and services, such as securities brokerage, mutual funds, life insurance and annuities.

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

Strategic Plan Update. During the quarter ended September 30, 2011, management focused on reducing our composite cost of funds as well as strengthening DNB's net interest margin and capital ratios. The composite cost of funds for the three months ended September 30, 2011 was 0.79% compared to 1.11% for the same period in 2010. The net interest margin for the three-month period ended September 30, 2011 was 3.70% compared to 3.34% for the same period in 2010. In addition to the lower cost of funds, DNB’s margin improved as interest on loans and leases increased to $5.8 million for the three-month period ended September 30, 2011, compared to $5.4 million for the same period in 2010. The increase was primarily the result of higher average balances on the portfolio.  Management continued to actively manage deposits during the quarter to reduce DNB’s cost of funds. Time deposits declined $23.9 million to $114.3 million at September 30, 2011 compared to $138.2 million at December 31, 2010. Transaction and savings accounts increased $29.7 million during the nine months ended September 30, 2011. The Total Risk Based Capital ratio increased to 15.29% at September 30, 2011, up from 14.28% at December 31, 2010.

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

MATERIAL CHALLENGES, RISKS AND OPPORTUNITIES

The following is a summary of material challenges, risks and opportunities DNB has faced during the three-month period ended September 30, 2011.

Downgrade of the U.S. Government and Federal Agencies.  On August 5, 2011, Standard & Poor's rating agency lowered the long-term rating of the U.S. government and federal agencies, including the FHLB, from AAA to AA+. With regard to this action, the federal banking agencies issued a joint press release providing the following guidance to banking organizations: for risk-based capital purposes, the risk weights for Treasury securities and other securities issued or guaranteed by the U.S. government, government agencies, and government-sponsored entities will not change. The treatment of Treasury securities and other securities issued or guaranteed by the U.S. government, government agencies, and government-sponsored entities under other federal banking agency regulations, including, for example, the Federal Reserve Board's Regulation W, will also be unaffected.  Due to the unprecedented nature of the downgrade it is not possible to predict the full and ultimate impact, if any, that the downgrade may have on the Corporation and the Bank.  Please see "Item 1A - Risk Factors" later in this quarterly report on Form 10-Q for further discussion regarding the potential risks that the downgrade poses.

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

Deposit Insurance Assessments. The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law and are subject to deposit insurance premium assessments. The FDIC imposes a risk based deposit premium assessment system, under which the amount of FDIC assessments paid by an individual insured depository institution, such as the Bank, is based on the level of risk incurred in its activities. The FDIC places a depository institution in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rates based on certain specified financial ratios. Pursuant to the Federal Deposit Insurance Act, the FDIC has authority and the responsibility to establish deposit insurance assessments at rates sufficient to maintain the designated reserve ratio of the Deposit Insurance Fund at a level between 1.15% and 1.5% of estimated insured deposits, and to take action to restore the designated reserve ratio to at least 1.15% of estimated insured deposits when it falls below that level. As of June 30, 2008, the designated reserve ratio fell below 1.15%, to 1.01%. On October 7, 2008, the FDIC established a restoration plan which it has updated periodically since then to respond to deteriorating economic conditions. Conditions in the banking industry have continued to deteriorate through 2008 and 2009. According to the FDIC’s Quarterly Banking Profile for the Fourth Quarter 2009, as of December 30, 2009 the designated reserve ratio had fallen to (0.39%), down from (0.16%) on September 30, 2009, and 0.36% as of December 31, 2008. The FDIC reports that the December 31, 2009 reserve ratio is the lowest on record for a combined bank and thrift insurance fund. In response to the declining reserve ratio, the FDIC took a series of extraordinary deposit insurance assessment actions during 2009.

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

The Dodd-Frank Act expands the base for FDIC insurance assessments, requiring that assessments be based on the average consolidated total assets less tangible equity capital of a financial institution. On February 7, 2011, the FDIC approved a final rule to implement the foregoing provision of the Dodd-Frank Act and to make other changes to the deposit insurance assessment system applicable to insured depository institutions with over $10 billion in assets. Among other things, the final rule eliminates risk categories and the use of long-term debt issuer ratings in calculating risk-based assessments, and instead implements a scorecard method, combining CAMELS ratings and certain forward-looking financial measures to assess the risk an institution poses to the Deposit Insurance Fund. The final rule also revises the assessment rate schedule for large institutions and highly complex institutions to provide assessments ranging from 2.5 to 45 basis points. Except as specifically provided, the final rule took effect for the quarter beginning April 1, 2011, and is reflected in the September 30, 2011 fund balance and the invoices for assessments due September 30, 2011.

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

In addition to deposit insurance assessments, banks are subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The FDIC sets the Financing Corporation assessment rate every quarter. The current annual Financing Corporation assessment rate is 68 basis points on the deposit insurance assessment base, as defined above, which we anticipate will result in an aggregate estimated FICO assessment payment by the Bank of $51,000 in 2011.

 Material Trends and Uncertainties. The global and U.S. economies are experiencing significantly reduced business activity as a result of disruptions in the financial system during the past three years. The United States, Europe and many other countries across the globe are struggling with too much debt and weaker streams of revenues as a result of recessionary pressures and high unemployment. Dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. Residential real estate activity in the Third District has slowed slightly since the June 8, 2011 Beige Book. Agents reported little traffic and have revised their plans downward for the remainder of the year. A backlog of foreclosures, the volume of which was especially large in New Jersey, and flat to slightly falling house prices continue to dampen demand for new and used homes. Commercial and industrial real estate activity has been mixed in the Third District since the June 8, 2011 Beige Book. Few reported any interruption in the normally slow August activity due to financial market volatility. Slow, steady growth was observed with vacancy rates generally falling, rents steady or occasionally rising, and concessions steady or occasionally falling.

As a result of the recession, retail customers may delay borrowing from DNB as unemployment remains high and availability to borrow against equity in primary residences diminishes. In addition, many commercial customers have postponed their capital purchases until they see signs of an improving economy  and clear direction from the legislative branch of the government.  Locally, business activity in the Third District has been more mixed and somewhat weaker overall. Several sectors have continued to report slow, steady growth, and a few sectors have grown faster, while others have shifted to reporting slower growth, no growth, or declines. Manufacturing activity has declined since the June 8, 2011 Beige Book. Year-over-year sales fell slightly for general retailers and increased slightly for auto dealers. On balance, bank lending has remained mostly flat. Residential real estate and construction was perhaps most impacted by stock market volatility--showing signs of strength at July's end, then slowing to an unseasonably quiet August. Commercial real estate contacts have reported steady to slightly improved market conditions in most parts of the Third District since the June 8, 2011 Beige Book. Generally positive results were reported by service-sector firms. Upward price pressures from food, energy, and other commodities have lessened somewhat. The ability to pass along costs remains mixed, and there is little evidence of wage pressure.

In response to ongoing uncertainty, many of the Third District business contacts, many of which have business models similar to DNB's small business clients, have slightly lowered their expectations, with most firms projecting slow to flat growth for the remainder of the year. Manufacturers forecast a small rise in shipments and orders during the next six months. Retailers are hopeful for stronger sales; auto dealers are uncertain. Bankers have lowered their expectations for loan growth. The Third Districts' Commercial real estate contacts and service-sector firms have continued to expect slow growth; however, uncertainty has increased.

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

As the U.S. and local economy moves through a period of reduced business activity and historically high unemployment rates, delinquencies will rise as the value of homes decline and DNB’s borrowers experience financial difficulty due to corporate downsizing, reduced sales, or other negative events which may impact their ability to meet their contractual loan payments. As a result growth in the loan portfolio and continued negative trends in the economy and their impact on our borrowers’ ability to repay their loans, DNB made a $1.3 million provision for credit losses during the nine months ending September 30, 2011.

Regulatory Initiatives Related to Our Industry.  The federal government is considering a variety of reforms related to banking and the financial industry including, without limitation, the Dodd-Frank Act.  The Dodd-Frank Act is intended to promote financial stability in the U.S., reduce the risk of bailouts and protect against abusive financial services practices by improving accountability and transparency in the financial system and ending “too big to fail” institutions.  It is the broadest overhaul of the U.S. financial system since the Great Depression, and much of its impact will be determined by the scope and substance of many regulations that will need to be adopted by various regulatory agencies to implement its provisions.  For these reasons, the overall impact on DNB and its subsidiaries remains unknown at this time.

The Dodd-Frank Act delegates to various federal agencies, including the newly established Consumer Financial Protection Bureau, the task of implementing its many provisions through regulation. Hundreds of new federal regulations, studies and reports addressing all of the major areas of the new law, including the regulation of banks and their holding companies, will be required, ensuring that federal rules and policies in this area will be further developing for months and years to come. Based on the provisions of the Dodd-Frank Act and anticipated implementing regulations, it is highly likely that banks and thrifts as well as their holding companies will be subject to significantly increased regulation and compliance obligations which may result in, among other things, the Bank reducing fees to consumers, implementing additional disclosure requirements, or eliminating certain products altogether..

The Dodd-Frank Act could require us to make material expenditures, in particular personnel training costs and additional compliance expenses, or otherwise adversely affect our business or financial results.  It could also require us to change certain of our business practices, adversely affect our ability to pursue business opportunities we might otherwise consider engaging in, cause business disruptions and/or have other impacts that are as-of-yet unknown to DNB and the Bank.  Failure to comply with these laws or regulations, even if inadvertent, could result in negative publicity, fines or additional licensing expenses, any of which could have an adverse effect on our cash flow and results of operations.  For example, a provision of the Dodd-Frank Act is intended to preclude bank holding companies from treating future trust preferred securities issuances as Tier 1 capital for regulatory capital adequacy purposes.  This provision may narrow the number of possible capital raising opportunities DNB and other bank holding companies might have in the future.  Further, the new rules issued by the Consumer Financial Protection Bureau may materially affect the methods and costs of compliance by the Bank in connection with future consumer-related transactions.

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

Management uses significant estimates to determine the allowance for credit losses.  Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB’s control, management’s estimate of the amount necessary to absorb credit losses and actual credit losses could differ.  DNB’s current judgment is that the allowance for credit losses remains appropriate at September 30, 2011.  For a description of DNB’s accounting policies in connection with its allowance for credit losses, see, “Allowance for Credit Losses”, in Management’s Discussion and Analysis.

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

FINANCIAL CONDITION

DNB's total assets were $609.1 million at September 30, 2011 compared to $602.3 million at December 31, 2010.  The $6.8 million increase in total assets was primarily attributable to a $15.2 million increase in loans and leases before allowance for credit losses, offset by a $3.5 million decrease in cash and cash equivalents and a $2.8 million decrease in investment securities.

Investment Securities. Investment securities at September 30, 2011 were $147.8 million compared to $150.6 million at December 31, 2010. The $2.8 million decrease in investment securities was primarily due to $58.4 million in sales, principal pay-downs, maturities, and amortization, offset by the purchase of $53.5 million in investment securities and an increase in unrealized gain of $2.3 million.

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

Gross Loans and Leases. DNB’s loans and leases increased $15.2 million to $411.4 million at September 30, 2011 compared to $396.2 million at December 31, 2010.  Total commercial loans increased $22.0 million, while residential loans, consumer loans and commercial leases declined $4.0 million, $2.2 million and $634,000, respectively.

Deposits. Deposits were $498.5 million at September 30, 2011 compared to $492.7 million at December 31, 2010.  Deposits increased $5.8 million or 1.17% during the nine-month period ended September 30, 2011.  Core deposits, which are comprised of demand, NOW, money markets and savings accounts, increased by $29.7 million while time deposits decreased by $23.9 million.

Borrowings. Borrowings were $56.5 million at September 30, 2011 compared to $60.2 million at December 31, 2010.  The decrease of $3.7 million or 6.26% was primarily due to a $5.0 million decrease in FHLB advances and a $2.0 million decrease in other borrowings, offset by a $3.2 million increase in repurchase agreements.

Stockholders’ Equity. Stockholders' equity was $50.6 million at September 30, 2011 compared to $45.2 million at December 31, 2010. The increase in stockholders’ equity was primarily a result of year-to-date earnings of $3.6 million, a net increase of $1.2 million due to participation in the U.S. Treasury's SBLF program and repayment of DNB's obligation under the U.S. Treasury's Capital Purchase Program ("CPP") as described below and a $1.4 million, net-of-tax other comprehensive income adjustment for unrealized gains on the securities portfolio. These additions to stockholders equity were partially offset by $241,000 of dividends paid on DNB’s common stock, $348,000 of dividends accrued on DNB’s Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008A, $80,000 of dividends paid on DNB's Non-Cumulative Perpetual Preferred Stock, Series 2011Aand $458,000 to purchase warrant DNB issued to Treasury in its 2009 participation in CPP.

On January 30, 2009, as part of the Capital Purchase Program ("CPP") of the Emergency Economic Stabilization Act of 2008 administered by the United States Department of the Treasury ("the Treasury"), DNB entered into a Letter Agreement and a Securities Purchase Agreement with the Treasury, pursuant to which the DNB issued and sold on January 30, 2009, and the Treasury purchased for cash on that date (i) 11,750 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008A, par value $10.00 per share, having a liquidation preference of $1,000 per share ("the CPP shares"), and (ii) a ten-year warrant to purchase up to 186,311 shares of the DNB’s common stock, $1.00 par value, at an exercise price of $9.46 per share, for an aggregate purchase price of $11,750,000 in cash. This transaction closed on January 30, 2009. The issuance and sale of these securities was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The Bank will need to provide dividends to the Corporation in connection with the $11,750,000 of Fixed Rate Cumulative Perpetual Preferred Stock sold on January 30, 2009 as part of the CPP.

On August 4, 2011, DNB entered into a Securities Purchase Agreement with the Secretary of the Treasury, pursuant to which the Company issued and sold to the Treasury 13,000 shares of its Non-Cumulative Perpetual Preferred Stock, Series 2011A (“Series 2011A Preferred Stock”), having a liquidation preference of $1,000 per share for aggregate proceeds of $13,000,000.   The Securities Purchase Agreement was entered into, and the Series 2011A Preferred Stock was issued, pursuant to the Treasury’s Small Business Lending Fund program (“SBLF”), a $30 billion fund established under the Small Business Jobs Act of 2010, that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. Of the $13 million in aggregate proceeds, $11,879,000 was used to repurchase all CPP shares ($11,750,000 was paid in principal and $128,900 in accrued, unpaid dividends related to the CPP shares) held by the Treasury as described above. The securities sold in this transaction were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction by DNB not involving a public offering.

On September 21, 2011, DNB entered into a letter agreement (the “Warrant Letter Agreement with the Treasury. Pursuant to the Warrant Letter Agreement, DNB Financial Corporation repurchased from Treasury the warrant to purchase 186,311 shares of DNB Financial Corporation's common stock issued to Treasury in January 2009 under CPP. DNB Financial Corporation paid a purchase price of $458,000 for the warrant.

RESULTS OF OPERATIONS
SUMMARY

Net income for the three and nine-month periods ended September 30, 2011 was $1.3 million and $3.6 million compared to $993,000 and $2.6 million for the same periods in 2010.  Diluted earnings per share for the three and nine-month periods ended September 30, 2011 were $0.36 and $1.10 compared to $0.32 and $0.82 for the same periods in 2010.  The $302,000 increase in net income during the most recent three-month period was primarily attributable to a $571,000 increase in net interest income before provision for credit losses and a $189,000 decrease in the provision for credit losses offset by a $331,000 decrease in non-interest income, a $74,000 increase in income tax expense and a $53,000 increase in non-interest expense. The $983,000 increase in net income during the nine-month period was primarily attributable to a $2.0 million increase in net interest income before provision for credit losses, a $349,000 decrease in non-interest expense and a $163,000 decrease in provision for credit losses.  This was offset by a $1.14 million decrease in non-interest income.

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

Net interest income after provision for credit losses for the three and nine-month periods ended September 30, 2011 was $5.1 million and $14.8 million, compared to $4.3 million and $12.7 million for the same periods in 2010.  Interest income for the three and nine-month periods ended September 30, 2011 was $6.7 million and $19.7 million, compared to $6.5 million and $19.7 million for the same periods in 2010.  Interest expense for the three and nine-month periods ended September 30, 2011 was $1.1 million and $3.6 million compared to $1.6 million and $5.6 million for the same periods in 2010. The decrease in interest expense during both periods was primarily attributable to lower rates on interest-bearing liabilities and a shift out of higher cost borrowings and time deposits into lower cost core deposits (which include demand, money market, NOW and savings).  The composite cost of funds for the three and nine-month periods ended September 30, 2011 was .79% and .86%, compared to 1.11% and 1.31% for the same periods in 2010.  The net interest margin for the three and nine-month periods ended September 30, 2011 was 3.70% and 3.66%, compared to 3.34% and 3.16% for the same periods in 2010.
Interest on loans and leases was $5.8 million and $17.0 million for the three and nine-month periods ended September 30, 2011, compared to $5.4 million and $15.8 million for the same periods in 2010. The increase during both periods was primarily the result of higher average balances on the portfolio. The average balance of loans and leases was $411.9 million with an average yield of 5.54% for the current quarter compared to $377.5 million with an average yield of 5.63% for the same period in 2010.  The average balance of loans and leases was $409.1 million with an average yield of 5.56% for the current nine months compared to $368.0 million with an average yield of 5.69% for the same period in 2010.

Interest and dividends on investment securities was $874,000 and $2.7 million for the three and nine-month periods ended September 30, 2011, compared to $1.1 million and $3.9 million for the same periods in 2010.  The average balance of investment securities was $155.1 million with an average yield of 2.40% for the current quarter compared to $184.9 million with an average yield of 2.43% for the same period in 2010.  The average balance of investment securities was $153.5 million with an average yield of 2.35% for the current nine months compared to $186.6 million with an average yield of 2.79% for the same period in 2010. The decrease in the yield during both periods was primarily the result of a declining interest rate environment, coupled with the sales of certain higher yielding securities.

Interest on deposits was $781,000 and $2.5 million for the three and nine-month periods ended September 30, 2011, compared to $1.1 million and $3.9 million for the same periods in 2010.   The average balance of deposits was $510.9 million with an average rate of 0.61% for the current quarter compared to $496.6 million with an average rate of 0.88% for the same period in 2010.   The average balance of deposits was $507.0 million with an average rate of 0.67% for the nine months ended September 30, 2011 compared to $501.7 million with an average rate of 1.04% for the same period in 2010. The decrease in rate during both periods was primarily attributable to a lower interest rate environment.

Interest on borrowings was $347,000 and $1.1 million for the three and nine-month periods ended September 30, 2011, compared to $472,000 and $1.7 million for the same periods in 2010. The average balance of borrowings was $58.6 million with an average rate of 2.35% for the current quarter compared to $65.2 million with an average rate of 2.87% for the same period in 2010.  The average balance of borrowings was $56.2 million with an average rate of 2.54% for the nine months ended September 30, 2011 compared to $69.5 million with an average rate of 3.27% for the same period in 2010. The decrease in the average balance and the average rate on borrowings during the nine months ended September 30, 2011 compared to the same period in 2010 was due in part to the repayment of $18.0 million of FHLB advances at 5.56% in March of 2010.  This was part of DNB's strategy to shift out of higher cost borrowings into lower cost core deposits in 2010.

ALLOWANCE FOR CREDIT LOSSES

The provision for credit losses for the three and nine-month periods ended September 30, 2011 was $426,000 and $1.3 million, compared to $615,000 and $1.4 million for the same periods in 2010.

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

In addition, DNB reviews historical loss experience for the commercial real estate, commercial, residential real estate, home equity and consumer installment loan pools to determine a historical loss factor. In addition, management may modify these historical loss factors by the qualitative factors discussed in this section. The historical loss factors are then applied to the current portfolio balances to determine the required reserve percentage for each loan pool based on risk rating. Historical losses are segregated into risk-similar groups and a loss ratio is determined for each group over a three year period. The three year average loss ratio by type is then used to calculate the estimated loss based on the current balance of each group. This three year time period is appropriate given DNB’s historical level of losses and, more importantly, represents the current economic environment.

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

There was a $426,000 provision made during the three months ended September 30, 2011, compared to $615,000 during the same period in 2010. There was a $1.3 million provision made during the nine months ended September 30, 2011, compared to $1.4 million during the same period in 2010. DNB’s percentage of allowance for credit losses to total loans and leases was 1.55% at September 30, 2011 compared to 1.49% and 1.59% at December 31, 2010 and September 30, 2010, respectively. Net charge-offs were $791,000, $1.8 million and $808,000 during the nine months ended September 30, 2011, year ended December 31, 2010 and nine months ended September 30, 2010, respectively. The percentage of net charge-offs to total average loans and leases were 0.19%, 0.49% and 0.22% during the same respective periods. Management believes that the allowance for credit losses is adequate, but continues to monitor it along with other performance metrics including those ratios related to non-performing loans and leases. Management is not aware of any potential problem loans, which were accruing and current at September 30, 2011, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to DNB.

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

As of September 30, 2011, DNB had $12.0 million of non-performing assets, which included $8.0 million of non-performing or impaired loans and $4.0 million of OREO. Loans are reviewed for impairment in accordance with FASB ASC 310-10-35. Impaired loans can either be secured or unsecured, not including large groups of smaller balance loans that are collectively evaluated. Impairment is measured by the difference between the loan amount and the present value of the future cash flow discounted at the loan’s effective interest rate. Management measures loans for impairment by using the fair value of collateral for collateral dependent loans. In general, management reduces the amount of the appraisal by the estimated cost of acquisition and disposition of the underlying collateral and compares that adjusted value with DNB’s carrying value. As part of the general allowance, DNB reserves at the rate of approximately 6% to 10% on non-performing or impaired loans. DNB establishes a specific valuation allowance on impaired loans. Of the $8.1 million of impaired loans at September 30, 2011, $5.0 million had a valuation allowance of $355,000 and $3.1 million had no specific allowance above the general allowance. For those impaired loans that management determined that no specific valuation allowance was necessary, management has reviewed the appraisal for each loan and determined that there is no shortfall in the collateral. During the three months ended September 30, 2011, we recognized $400,000 in charge-offs related to impaired loans. An impaired loan may not represent an expected loss.

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

Analysis of Allowance for Credit Losses
(Dollars in thousands)

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010	Nine Months Ended September 30, 2010
Beginning balance	$5,884	$5,477	$5,477
Provisions	1,278	2,216	1,441
Loans charged off:
Residential mortgage	(238)	(520)	(520)
Commercial	(428)	(577)	(111)
Lease financing	(196)	(548)	(48)
Consumer	(32)	(210)	(170)
Total charged off	(894)	(1,855)	(849)
Recoveries:
Residential mortgage	74	15	15
Commercial	7	11	10
Lease financing	2	20	15
Consumer	20	—	1
Total recoveries	103	46	41
Ending balance	$6,371	$5,884	$6,110

Reserve for unfunded loan commitments	$109	$150	$122

The following table sets forth the composition of DNB’s allowance for credit losses for the periods indicated.

Composition of Allowance for Credit Losses
(Dollars in thousands)

	Nine Months Ended September 30, 2011		Year Ended December 31, 2010		Nine Months Ended September 30, 2010
	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans
Residential mortgage	$497	7%	$454	8%	$310	9%
Commercial	4,258	82	4,387	80	4,481	77
Lease financing	26	—	86	—	338	1
Consumer	446	11	482	12	498	13
Unallocated	1,144	—	475	—	483	—
Total	$6,371	100%	$5,884	100%	$6,110	100%

Reserve for unfunded loan commitments	$109	—	$150	—	$122	—

During the three months ended September 30, 2011, DNB's unallocated reserve increased to 18% of the total reserve.  Historically, the unallocated reserve has ranged from 6%-14%.  Due to the rise in the level of non-performing assets at the bank during the quarter, coupled with continued asset quality and delinquency levels at other banks nationwide, Management had decided to keep the overall level of the reserve at its present third quarter level, rather than reduce the unallocated, and, hence the overall reserve level.  Management will continue to monitor its specific asset quality level and trends during the fourth quarter to assess its required and overall level of reserve.  Management believes it prudent to increase its level of unallocated reserve as of September 30, 2011 to slightly higher than historical levels due to these factors.

NON-INTEREST INCOME

Total non-interest income includes service charges on deposit products; fees received in connection with the sale of non-depository products and services, including fiduciary and investment advisory services offered through DNB Wealth Management; securities brokerage products and services and insurance brokerage products and services offered through DNB Investment & Insurance; and other sources of income such as increases in the cash surrender value of bank owned life insurance ("BOLI"), net gains on sales of investment securities, loans and other real estate owned ("OREO") properties. In addition, DNB receives fees for cash management, merchant services, debit cards, safe deposit box rentals, lockbox services and similar activities.

Non-interest income for the three and nine-month periods ended September 30, 2011 was $859,000 and $2.8 million, compared to $1.2 million and $3.9 million for the same periods in 2010.  The $331,000 decrease during the three months ended September 30, 2011 was mainly attributable to prior period gains on sales of securities of $399,000, offset by a $56,000 gain on the sale of an SBA loan.  During the nine months ended September 30, 2011, non-interest income decreased $1.1 million compared to the same period in 2010. This decrease was primarily due to prior period gains on sales of securities of $1.4 million and a decrease in service charges on deposits of $145,000, offset by a $281,000 gain on the sale of SBA loans originated for that purpose and an increase of $85,000 in other income.

NON-INTEREST EXPENSE

Non-interest expense includes salaries and employee benefits, furniture and equipment, occupancy, professional and consulting fees as well as printing and supplies, advertising & marketing, FDIC insurance, FHLB prepayment penalties and other less significant expense items.  Non-interest expense for the three and nine-month periods ended September 30, 2011 was $4.1 million and $12.5 million compared to $4.1 million and $12.8 million for the same periods in 2010.  During the three months ended September 30, 2011, total non-interest expense increased by $53,000. This increase was primarily due to a $75,000 increase in occupancy expense (primarily rental expense), a $61,000 increase in salary and employee benefits, and an $44,000 increase in advertising & marketing. This was offset by a decrease of $76,000 in FDIC insurance due to a change in the assessment base from an emphasis on deposits to an emphasis on assets, a $30,000 decrease in furniture and equipment,  and a $15,000 decrease in professional and consulting.  During the nine months ended September 30, 2011, total non-interest expense decreased $349,000.  The decrease was primarily attributable to a decrease of $560,000 due to a prepayment penalty paid to the FHLB in the first quarter of 2010, a decrease in FDIC insurance of $187,000, and a decrease in furniture and equipment of $102,000 (mainly due to lower depreciation). These were offset by increases in occupancy expense of $193,000, salary and employee benefits of $188,000 and advertising and marketing of $110,000.

INCOME TAXES

Income tax expense for the three and nine-month periods ended September 30, 2011 was $544,000 and $1.6 million compared to $470,000 and $1.2 million for the same periods in 2010. The effective tax rate for the three and nine-month periods ended September 30, 2011 was 29.6% and 30.1% compared to 32.1% and 30.6% for the same periods in 2010. Income tax expense for each period differs from the amount determined at the statutory rate of 34.0% due to tax-exempt income on loans and investment securities, DNB's ownership of BOLI policies, and tax credits recognized on a low-income housing limited partnership.

ASSET QUALITY

Non-performing assets totaled $12.0 million at September 30, 2011, compared to $10.9 million at June 30, 2011, $11.1 million at March 31, 2011, $11.5 million at December 31, 2010 and $12.4 million at September 30, 2010. Total non-performing assets increased $1.1 million and $453,000 during the three and nine-months ended September 30, 2011. The $1.1 million increase during the most recent quarter was primarily due to the addition of two commercial properties, offset by the payoff of one commercial property and the write-down of three commercial loans.  As a result of the increase in non-performing loans, the non-performing loans to total loans ratio increased to 1.95% at September 30, 2011, compared to 1.82% at December 31, 2010. The non-performing assets to total assets ratio increased to 1.97% at September 30, 2011 from 1.92% at December 31, 2010. The allowance to non-performing loans and leases ratio decreased from 81.5% at December 31, 2010 to 79.3% at September 30, 2011. DNB continues to work diligently to improve asset quality by adhering to strict underwriting standards and improving lending policies and procedures. Non-performing assets have, and will continue to have, an impact on earnings; therefore management intends to continue working aggressively to reduce the level of such assets.

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

DNB’s Credit Policy Committee monitors the performance of the loan and lease portfolio to identify potential problem assets on a timely basis. Committee members meet to design, implement and review asset recovery strategies, which serve to maximize the recovery of each troubled asset. As of September 30, 2011, DNB had $ 9.1 million of loans, which, although performing at that date, are believed to require increased supervision and review; and may, depending on the economic environment and other factors, become non-performing assets in future periods. The amount of such loans at December 31, 2010 was $11.3 million. The majority of the loans are secured by commercial real estate, with lesser amounts being secured by residential real estate, inventory and receivables.

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

Non-Performing Assets
(Dollars in thousands)

	September 30, 2011	December 31, 2010	September 30, 2010
Non-accrual loans:
Residential mortgage	$1,917	$2,334	$2,335
Commercial mortgage	2,114	834	836
Commercial	3,725	3,722	4,592
Lease financing	65	273	775
Consumer	210	60	60
Total non-accrual loans	8,031	7,223	8,598
Loans 90 days past due and still accruing	1	—	21
Troubled debt restructurings	—	—	—
Total non-performing loans	8,032	7,223	8,619
Other real estate owned & other repossessed property	3,968	4,324	3,737
Total non-performing assets	$12,000	$11,547	$12,356
Asset quality ratios:
Non-performing loans to total loans	1.95%	1.82%	2.24%
Non-performing assets to total assets	1.97	1.92	2.04
Allowance for credit losses to:
Total loans and leases	1.55	1.49	1.59
Non-performing loans and leases	79.3	81.5	70.88

Included in the loan and lease portfolio are loans for which DNB has ceased the accrual of interest.  If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

	Nine Months Ended	Year Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Interest income which would have been
recorded under original terms	$291	$452	$343
Interest income recorded during the period	(38)	(42)	(41)
Net impact on interest income	$253	$410	$302

Impaired loans are measured for impairment using the fair value of the collateral for collateral dependent loans. Information regarding impaired loans is presented as follows:

(Dollars in thousands)	At and For the Nine Months Ended September 30, 2011	At and For the Year Ended December 31, 2010	At and For the Nine Months Ended September 30, 2010
Total recorded investment	$8,134	$7,223	$9,029
Impaired loans with a specific allowance	4,992	4,813	4,145
Impaired loans without a specific allowance	3,142	2,410	4,884
Average recorded investment	7,301	8,563	9,085
Specific allowance allocation	355	493	517
Total cash collected	1,527	2,457	1,813
Interest income recorded	59	113	79

LIQUIDITY AND CAPITAL RESOURCES

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes.  DNB’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding.  As part of its liquidity management, DNB maintains assets that comprise its primary liquidity, which totaled $58.1 million at September 30, 2011 compared to $76.2 million at December 31, 2010.  Primary liquidity includes investments, Federal funds sold and cash and due from banks, less pledged securities.  DNB also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.

 In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs.  Through these relationships, DNB has available credit of approximately $187.5 million.  As a member of the FHLB, we are eligible to borrow up to a specific credit limit which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of September 30, 2011, our Maximum Borrowing Capacity with the FHLB was $170.5 million. The total of our outstanding borrowings from the FHLB on that date was $20.0 million. At September 30, 2011, we also had available $17.0 million of unsecured federal funds lines of credit with other financial institutions as well as $30.0 million of available short or long term funding through the Certificate of Deposit Account Registry Service (CDARS) program. Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

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

At September 30, 2011, DNB had $55.6 million in un-funded loan commitments.  Management anticipates these commitments will be funded by means of normal cash flows. Certificates of deposit greater than or equal to $100,000 scheduled to mature in one year or less from September 30, 2011 totaled $34.8 million.  Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in Federal funds sold or by pay-downs and maturities of loans and investments.

The Corporation and the Bank have each met the definition of “well capitalized” for regulatory purposes on September 30, 2011.  The Bank’s capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of the Corporation’s or the Bank’s overall financial condition or prospects. The Corporation’s capital exceeds the FRB’s minimum leverage ratio requirements for bank holding companies (see additional discussion included in Footnote 17 of DNB’s 10-K).

Under federal banking laws and regulations, DNB and the Bank are required to maintain minimum capital as determined by certain regulatory ratios. Capital adequacy for regulatory purposes, and the capital category assigned to an institution by its regulators, may be determinative of an institution’s overall financial condition.

The following table summarizes data and ratios pertaining to the Corporation and the Bank's capital structure.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation
September 30, 2011:
Total risk-based capital	$65,526	15.29%	$34,292	8.00%	N/A	N/A
Tier 1 risk-based capital	60,153	14.03	17,146	4.00	N/A	N/A
Tier 1 (leverage) capital	60,153	9.65	24,936	4.00	N/A	N/A
December 31, 2010:
Total risk-based capital	$61,653	14.28%	$34,531	8.00%	N/A	N/A
Tier 1 risk-based capital	56,255	13.03	17,265	4.00	N/A	N/A
Tier 1 (leverage) capital	56,255	9.25	24,324	4.00	N/A	N/A
DNB First, N.A.
September 30, 2011:
Total risk-based capital	$65,508	15.28%	$34,297	8.00%	$42,871	10.00%
Tier 1 risk-based capital	60,135	14.03	17,148	4.00	25,722	6.00
Tier 1 (leverage) capital	60,135	9.65	24,939	4.00	31,174	5.00
December 31, 2010:
Total risk-based capital	$61,288	14.21%	$34,497	8.00%	$43,121	10.00%
Tier 1 risk-based capital	55,890	12.96	17,248	4.00	25,872	6.00
Tier 1 (leverage) capital	55,890	9.20	24,306	4.00	30,383	5.00

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

FORWARD-LOOKING STATEMENTS

DNB Financial Corp. (the “Corporation”), may from time to time make written or oral “forward-looking statements,” including statements contained in the Corporation’s filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the exhibits hereto and thereto), in its reports to stockholders and in other communications by the Corporation, which are made in good faith by the Corporation pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

 These forward-looking statements include statements with respect to the Corporation’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Corporation’s control).  The words “may,” “could,” “should,” “would,”"will," “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements.  The following factors, among others, could cause the Corporation’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Corporation conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; the recent downgrade, and any future downgrades, in the credit rating of the U.S. Government and federal agencies; inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Corporation and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of users to substitute competitors’ products and services for the Corporation’s products and services; the success of the Corporation in gaining regulatory approval of its products and services, when required; the impact of changes in laws and regulations applicable to financial institutions (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; the nature, extent, and timing of governmental actions and reforms, including the rules of participation for the Trouble Asset Relief Program voluntary Capital Purchase Program under the Emergency Economic Stabilization Act of 2008, which may be changed unilaterally and retroactively by legislative or regulatory actions; and the success of the Corporation at managing the risks involved in the foregoing.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes an Economic Value of Equity ("EVE") model.  The EVE model measures the potential price risk of equity to changes in interest rates and factors in the optionality included on the balance sheet.  EVE analysis is used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points.  The EVE is likely to be different if rates change.  Results falling outside prescribed ranges may require action by management.  At September 30, 2011 and December 31, 2010, DNB's variance in the EVE as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the table below. The change as a percentage of the present value of equity with a 200 basis point increase at September 30, 2011 and  December 31, 2010 was within DNB’s negative 25% guideline.

(Dollars in thousands)	September 30, 2011					December 31, 2010
Change in rates	Flat	-200	bp	+200	bp	Flat	-200	bp	+200	bp
EVE	$51,143	$47,680		$43,710		$41,867	$44,026		$33,395
Change		(3,464)		(7,347)			2,159		(8,472)
Change as % of assets		(0.6	% )	(1.2	% )		0.4%		(1.4	% )
Change as % of PV equity		(6.77	% )	(14.5	% )		5.2%		(20.2	% )

ITEM 4T- CONTROLS AND PROCEDURES

DNB’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2011, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that DNB’s current disclosure controls and procedures are effective.

Management of DNB is responsible for establishing and maintaining adequate internal control over financial reporting for DNB, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  There was no change in DNB’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, DNB’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed under “Part I – Item 1A – Risk Factors” in the Corporation’s 2010 Annual Report, as supplemented and updated by the discussion below.

Downgrades in U.S. Government and federal agency securities could adversely affect the Corporation--The full and ultimate impact of the recent downgrade by Standard & Poor's of the U.S. Government and federal agency (including the FHLB) from an AAA to an AA+ credit rating is currently unknown.  However, in addition to causing economic and financial market disruptions, the recent downgrade, and any future downgrades and/or failures to raise the U.S. debt limit if necessary in the future, could, among other things, materially adversely affect the market value of the U.S. and other government and governmental agency securities that we hold, the availability of those securities as collateral for borrowing, and our ability to access capital markets on favorable terms, as well as have other material adverse effects on the operation of our business and our financial results and condition. The downgrade could further have material adverse impacts on financial and banking markets and economic conditions in the United States and throughout the world and, in turn, the market’s anticipation of these impacts could have a material adverse effect on business, financial condition and liquidity. In particular, it could increase interest rates and disrupt payment systems, money markets, and long-term or short-term fixed income markets, adversely affecting the cost and availability of funding, which could negatively affect profitability. Also, the adverse consequences as a result of the downgrade could extend to the borrowers of the loans the Bank makes and, as a result, could adversely affect its borrowers’ ability to repay their loans. These consequences could be exacerbated if other statistical rating agencies, particularly Moody’s and Fitch, decide to downgrade the U.S. Government’s credit rating in the future, or if the U.S. defaults on any of its obligations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended September 30, 2011 other than DNB's issuance of its Non-Cumulative Perpetual Preferred Stock, Series 2011A to the U.S. Treasury. For more information on this issuance, see DNB's Form 8-K filed with the SEC on August 8, 2011.  The following table provides information on repurchases by DNB of its common stock in each month of the quarter ended September 30, 2011:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2011 – July 31, 2011	—	$—	—	63,016
August 1, 2011 – August 31, 2011	—	—	—	63,016
September 1, 2011 – September 30, 2011	—	—	—	63,016
Total	—	$—	—

On July 25, 2001, DNB authorized the buyback of up to 175,000 shares of its common stock over an indefinite period. On August 27, 2004, DNB increased the buyback from 175,000 to 325,000 shares of its common stock over an indefinite period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K.

The exhibits listed on the Index to Exhibits on pages 46-49 of this report are incorporated by reference and filed or furnished herewith in response to this Item.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNB FINANCIAL CORPORATION

November 10, 2011	BY:	/s/ William S. Latoff
William S. Latoff, Chairman of the Board and Chief Executive Officer

November 10, 2011	BY:	/s/ Gerald F. Sopp
Gerald F. Sopp, Chief Financial Officer and Executive Vice President

Index to Exhibits

Exhibit No. Under Item 601 of Regulation S-K

3	(i)
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

(ee)
Warrant Letter Agreement, dated September  21, 2011, between DNB Financial Corporation and the Secretary of the Treasury,  filed as Exhibit 10.1 to Form 8-K (No. 1-34242) on September 22, 2011 and incorporated herein by reference.

	(ff)*	Form of Amendment to Change of Control Agreement For Named Executive Officers, filed as Exhibit 99.1 to Form 8-K (No. 1-34242) on October 28, 2011 and incorporated herein by reference.
11
Registrant’s Statement of Computation of Earnings Per Share is set forth in Footnote 5 to Registrant's consolidated financial statements at page 15 of this Form 10-Q and is incorporated herein by reference.

14
Code of Ethics as amended and restated effective February 23, 2005, filed March 10, 2005 as Item 10(m) to Form 10-K for the fiscal year ended December 31, 2004 (No. 1-34242) and incorporated herein by reference.

31.1		Rule 13a-14(a)/15d-14 (a) Certification of Chief Executive Officer, filed herewith.
31.2		Rule 13a-14(a)/15d-14 (a) Certification of Chief Financial Officer, filed herewith.
32.1		Section 1350 Certification of Chief Executive Officer, filed herewith.
32.2		Section 1350 Certification of Chief Financial Officer, filed herewith.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
	*	Management contract or compensatory plan arrangement.
	**	Stockholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.