Form 10-K
period 2011-12-31
DNB FINANCIAL CORP /PA/
filed 2012-03-22
CIK 713671

Use these links to rapidly review the document
DNB FINANCIAL CORPORATION Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
 December 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the shares of common stock of the Registrant issued and outstanding on June 30, 2011, which excludes 395,000 shares held by all directors, officers and affiliates of the Registrant as a group, was approximately $23.1 million. This figure is based on the closing price of $10.00 per share of the Registrant's common stock on June 30, 2011, the last business day of the Registrant's second fiscal quarter.

As of March 21, 2012, the Registrant had outstanding 2,702,205 shares of Common Stock, $1 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement relating to the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

 DNB FINANCIAL CORPORATION

DNB FINANCIAL CORPORATION
FORM 10-K

Forward-Looking Statements

        DNB Financial Corp. (the "Corporation"), may from time to time make written or oral "forward-looking statements," including statements contained in DNB's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits hereto and thereto), in its reports to stockholders and in other communications by DNB, which are made in good faith by DNB pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

        These forward-looking statements include statements with respect to DNB's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond DNB's control). The words "may," "could," "should," "would,""will," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause DNB's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which DNB conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; the recent downgrade, and any future downgrades, in the credit rating of the U.S. Government and federal agencies; inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of DNB and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for DNB's products and services; the success of DNB in gaining regulatory approval of its products and services, when required; the impact of changes in laws and regulations applicable to financial institutions (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; the nature, extent, and timing of governmental actions and reforms, including the rules of participation for the Trouble Asset Relief Program voluntary Capital Purchase Program under the Emergency Economic Stabilization Act of 2008, which may be changed unilaterally and retroactively by legislative or regulatory actions; and the success of DNB at managing the risks involved in the foregoing.

        DNB cautions that the foregoing list of important factors is not exclusive. Readers are also cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this report, even if subsequently made available by DNB on its website or otherwise. DNB does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of DNB to reflect events or circumstances occurring after the date of this report.

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

 Part I

Item 1.        Business

(a) General Description of Registrant's Business and Its Development

        DNB Financial Corporation (the "Registrant" or "DNB"), a Pennsylvania business corporation, is a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System (Federal Reserve Board). The Registrant was incorporated on October 28, 1982 and commenced operations on July 1, 1983 upon consummation of the acquisition of all of the outstanding stock of Downingtown National Bank, now known as DNB First, National Association (the "Bank"). Since commencing operations, DNB's business has consisted primarily of managing and supervising the Bank, and its principal source of income has been derived from the Bank. At December 31, 2011, DNB had total consolidated assets, total liabilities and stockholders' equity of $607.1 million, $556.0 million, and $51.1 million, respectively.

        The Bank was organized in 1860. The Bank is a national banking association that is a member of the Federal Reserve System, the deposits of which are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a full service commercial bank providing a wide range of services to individuals and small to medium sized businesses in the southeastern Pennsylvania market area, including accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans. In addition, the Bank has eleven full service and two limited service branches and a full-service wealth management group known as "DNB First Wealth Management". The Bank's financial subsidiary, DNB Financial Services, Inc., (also know as "DNB Investments & Insurance") is a Pennsylvania licensed insurance agency, which, together with the Bank, sells a broad variety of insurance and investment products. The Bank's other subsidiaries are Downco, Inc. and DN Acquisition Company, Inc. which were incorporated in December 1995 and December 2008, respectively, for the purpose of acquiring and holding Other Real Estate Owned acquired through foreclosure or deed in-lieu-of foreclosure, as well as Bank-occupied real estate. In accordance with U.S. generally accepted accounting principles, the Registrant and the Bank operate as one segment, and therefore do not report segment financial information.

        The Bank's headquarters is located at 4 Brandywine Avenue, Downingtown, Pennsylvania. As of December 31, 2011, the Bank had total assets of $606.7 million, total deposits of $497.9 million and total stockholders' equity of $60.0 million. The Bank's business is not seasonal in nature. The FDIC, to the extent provided by law, insures its deposits. On December 31, 2011, the Bank had 107 full-time employees and 23 part-time employees.

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

Supervision and Regulation — Registrant

        Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") imposes significant requirements and restrictions on publicly-held companies, such as the Registrant. These provisions include requirements governing the composition and responsibilities of audit committees, financial disclosures and reporting and restrictions on personal loans to directors and officers. Sarbanes-Oxley, among other things, mandates chief executive and chief financial officer certifications of periodic financial reports, additional financial disclosures concerning off-balance sheet items, and speedier transaction reporting requirements for executive officers, directors and 10% shareholders. Rules promulgated by the SEC pursuant to Sarbanes-Oxley impose substantial reporting and compliance obligations on management and boards of directors, and new obligations and restrictions have been placed on auditors and audit committees that are intended to enhance their independence from management. In addition, penalties for non-compliance with the Federal securities laws are heightened. The Registrant has, and will incur, significant additional expense complying with Sarbanes-Oxley requirements.

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

        Participation in U.S. Treasury Capital Purchase Program  On January 30, 2009, as part of the Capital Purchase Program administered by the United States Department of the Treasury, the Registrant entered into a Letter Agreement and a Securities Purchase Agreement with the U.S. Treasury, pursuant to which the Registrant issued and sold on January 30, 2009, and the U.S. Treasury purchased for cash on that date (i) 11,750 shares of the Registrant's Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008A, par value $10.00 per share, having a liquidation preference of $1,000 per share (the "CPP Shares"), and (ii) a ten-year warrant to purchase up to 186,311 shares of the Registrant's common stock, $1.00 par value, at an exercise price of $9.46 per share, for an aggregate purchase price of $11,750,000 in cash. The issuance and sale of these securities was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

        On August 4, 2011, DNB entered into a Securities Purchase Agreement with the Secretary of the Treasury, pursuant to which DNB issued and sold to the Treasury 13,000 shares of its Non-Cumulative Perpetual Preferred Stock, Series 2011A ("Series 2011A Preferred Stock"), having a liquidation preference of $1,000 per share for aggregate proceeds of $13.0 million. The Securities Purchase Agreement was entered into, and the Series 2011A Preferred Stock was issued, pursuant to the Treasury's Small Business Lending Fund program ("SBLF"), a $30 billion fund established under the Small Business Jobs Act of 2010, that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. The securities sold in this transaction were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction by DNB not involving a public offering. Of the $13.0 million in aggregate proceeds, $11,879,000 was used on August 4, 2011 to repurchase all CPP Shares ($11,750,000 was paid in principal and $128,900 in dividends related to the CPP Shares) held by the Treasury as described above.

        On September 21, 2011, DNB entered into a letter agreement (the "Warrant Letter Agreement") with the Treasury. Pursuant to the Warrant Letter Agreement, DNB Financial Corporation repurchased from the Treasury the warrant to purchase 186,311 shares of DNB Financial Corporation's common stock issued to the Treasury in January 2009 under CPP. DNB Financial Corporation paid a purchase price of $458,000 for the warrant.

        Prior to the date we repurchased the CPP Shares, we were subject to certain restrictions under the TARP requirements with respect to share repurchases, payments of dividends to our common stock shareholders, and our executive compensation. Specifically, we were limited in our ability to pay cash dividend on our common stock nor could we engage in any share repurchases, without prior approval of the Treasury. With respect to our executive compensation, during the period in which the CPP Shares were outstanding, we were prohibiting from (i) paying or accruing bonuses, retention awards and incentive compensation, other than qualifying long-term restricted stock or pursuant to certain preexisting employment contracts, to our five most highly-compensated employees, (ii) providing severance benefits, or other benefits due to a change in control of DNB, to our senior executive officers ("SEOs") and next five most highly compensated employees, and (iii) providing tax "gross-ups" to our SEOs and the next 20 most highly compensated employees. We were also required to make subject to clawback any bonus, retention award, or incentive compensation paid to any of the SEOs and any of the next twenty most highly compensated employees if such compensation was based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria, and to establish and maintain a policy on luxury or excessive expenditures. In addition, the compensation committee of our board of directors was required to semi-annually evaluate and review the risks involved in employee compensation plans. Finally, for the 2011 taxable year, we are prohibited from deducting more than $500,000 in annual compensation, including performance-based compensation, to each of the executives covered under Internal Revenue Code Section 162(m). Except for this compensation deduction limitation, the above requirements and restrictions no longer apply to DNB as of August 4, 2011.

        Participation in the Temporary Liquidity Guarantee Program.  Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts. That coverage was made permanent by the Dodd-Frank Act. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2010, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the FDIC through June 30, 2012, or in some cases, December 31, 2012. The Dodd-Frank Act has provided for continued unlimited coverage for certain non-interest bearing accounts until December 31, 2012 (see discussion of Dodd-Frank Act on page 14).

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

        The Dodd-Frank Act could require us to make material expenditures, in particular personnel training costs and additional compliance expenses, or otherwise adversely affect our business or financial results. It could also require us to change certain of our business practices, adversely affect our ability to pursue business opportunities we might otherwise consider engaging in, cause business disruptions and/or have other impacts that are as-of-yet unknown to DNB and the Bank. Failure to comply with these laws or regulations, even if inadvertent, could result in negative publicity, fines or additional licensing expenses, any of which could have an adverse effect on our cash flow and results of operations. For example, a provision of the Dodd-Frank Act is intended to preclude bank holding companies from treating future trust preferred securities issuances as Tier 1 capital for regulatory capital adequacy purposes. This provision may narrow the number of possible capital raising opportunities DNB and other bank holding companies might have in the future. As another example, the new law establishes the Consumer Financial

Protection Bureau, which has been given substantive rule-making authority under most of the consumer protection regulations affecting the Bank and its customers. The Bureau and new rules it will issue may materially affect the methods and costs of compliance by the Bank in connection with future consumer related transactions.

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

        In December 2010, the Basel Committee on Banking Supervision ("the Basel Committee") presented to the public the Basel III rules text, which proposes new global regulatory standards on bank capital adequacy and liquidity. The Basel Committee continued to refine Basel III during 2011 and seeks to strengthen global capital and liquidity rules with the goal of promoting a more resilient banking sector. The framework sets out tougher capital requirements, the introduction of a new leverage ratio calculation, higher requirements for minimum capital ratios, and higher risk-weightings for assets, as they relate to capital calculations. Basel III also establishes two minimum standards for liquidity to promote short-term resilience, as well as resilience over a longer period of time through a stable maturity structure of assets and liabilities.

        Capital and liquidity standards consistent with Basel III will be formally implemented in the United States through a series of rulemakings. The U.S. bank agencies intend to issue a notice of proposed rulemaking during the first quarter of 2012 and a final rule later in the year that would implement the Basel III capital reforms. While it continues to evaluate the impact of this framework on its operations and reporting, DNB's capital ratios as of December 31, 2011 are well in excess of those minimum ratios proposed by both Basel III and the Federal Reserve.

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

        DNB's management believes that the Bank is "well capitalized" for regulatory capital purposes. Please see the table detailing the Bank's compliance with minimum capital ratios, at footnote 17 ("Regulatory Matters") to DNB's audited financial statements on this Form 10-K.

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

        USA PATRIOT Act. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (together with its implementing regulations, the "Patriot Act"), designed to deny terrorists and others the ability to obtain access to the United States financial system, has significant implications for banks and other financial institutions. It requires DNB and its subsidiary to implement new policies and procedures or amend existing policies and procedures with respect to, anti-money laundering, compliance, suspicious activity and currency transaction reporting and due diligence on customers, as well as related matters. The Patriot Act permits and in some cases requires information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, and it requires federal banking agencies to evaluate the effectiveness of an institution in combating money laundering activities, both in ongoing examinations and in connection with applications for regulatory approval.

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

*
Total base assessment rates do not include the depository institution debt adjustment.

**
The unsecured debt adjustment cannot exceed the lesser of 5 basis points or 50 percent of an insured depository institution's initial base assessment rate; thus for example, an insured depository institution with an initial base assessment rate of 5 basis points will have a maximum unsecured debt adjustment of 2.5 basis points and cannot have a total base assessment rate lower than 2.5 basis points.

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

        The Dodd-Frank Act expands the base for FDIC insurance assessments, requiring that assessments be based on the average consolidated total assets less tangible equity capital of a financial institution. On February 7, 2011, the FDIC approved a final rule to implement the foregoing provision of the Dodd-Frank Act and to make other changes to the deposit insurance assessment system applicable to insured depository institutions with over $10 billion in assets. Among other things, the final rule eliminates risk categories and the use of long-term debt issuer ratings in calculating risk-based assessments, and instead implements a scorecard method, combining CAMELS ratings and certain forward-looking financial measures to assess the risk an institution poses to the Deposit Insurance Fund. The final rule also revises the assessment rate schedule for large institutions and highly complex institutions to provide assessments ranging from 2.5 to 45 basis points. Except as specifically provided, the final rule took effect for the quarter beginning April 1, 2011, and is reflected in the December 31, 2011 fund balance and the invoices for assessments due December 31, 2011.

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

        In addition to deposit insurance assessments, banks are subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The FDIC sets the Financing Corporation assessment rate every quarter. The current annual Financing Corporation assessment rate is 66 basis points on the deposit insurance assessment base, as defined above, which we anticipate will result in an aggregate estimated FICO assessment payment by the Bank of $55,000 in 2012.

        Other Laws and Regulations. The Bank is subject to a variety of consumer protection laws, including the Truth in Lending Act, the Truth in Savings Act adopted as part of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the Electronic Funds Transfer Act, the Real Estate Settlement Procedures Act and the regulations adopted hereunder. In the aggregate, compliance with these consumer protection laws and regulations involves substantial expense and administrative time on the part of the Bank and DNB.

        Legislation and Regulatory Changes. From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities and/or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, and before various bank regulatory agencies. No prediction can be made as to the likelihood of any major changes or the impact such changes might have on DNB and its subsidiary Bank.

        Effect of Government Monetary Policies. The earnings of DNB are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States Government and its agencies (particularly the Federal Reserve Board). The monetary policies of the Federal Reserve Board have had and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The Federal Reserve Board has a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States Government securities and through its regulation of, among other things, the discount rate on borrowing of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

        All of DNB's revenues are attributable to customers located in the United States, and primarily from customers located in Southeastern Pennsylvania. All of Registrant's assets are located in the United States and in Southeastern Pennsylvania. Registrant has no activities in foreign countries and hence no risks attendant to foreign operations.

        DNB files reports with the Securities and Exchange Commission ("SEC"). The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC Internet site's address is http://www.sec.gov. DNB maintains a corporate website at www.dnbfirst.com. We will provide printed copies of our annual report on Form 10-K, quarterly reports on

Form 10-Q, current reports on Form 8-K, and any amendments to these reports at no charge upon written request. Requests should be made to DNB Financial Corporation, 4 Brandywine Avenue, Downingtown, PA 19335, Attention: Gerald F. Sopp, Chief Financial Officer.

Item 1A.        Risk Factors

        Not applicable.

Item 1B.        Unresolved Staff Comments

        None.

Item 2.        Properties

        The main office of the Bank is located at 4 Brandywine Avenue, Downingtown, Pennsylvania 19335. DNB's registered office is also at this location. DNB pays no rent or other form of consideration for the use of the Bank's main office as its principal executive office. The Bank leases its operations center located at 104 Brandywine Avenue, Downingtown. The Bank also leases the Chadds Ford office, West Goshen office, Exton office, West Chester office and limited service offices in Media and at the Tel Hai Retirement Community. The Bank owns the remainder of its existing branches as described below. The Bank had a net book value of $6.5 million for all branches owned plus leasehold improvements on offices leased at December 31, 2011. The Bank's trust department and wealth management unit, operating under the name, "DNB First Wealth Management," have offices in the Bank's Exton Office.

        The bank has thirteen offices located in Chester and Delaware Counties, Pennsylvania. In addition to the Main Office discussed above, they are:

Office	Office Location	Owned/Leased

Caln	1835 East Lincoln Highway, Coatesville	Owned
Chadds Ford	300 Oakland Road, West Chester	Leased
East End	701 East Lancaster Avenue, Downingtown	Owned
Exton	410 Exton Square Parkway, Exton	Leased
Kennett Square	215 East Cypress Street, Kennett Square	Owned
Lionville	891 Pottstown Pike, Exton	Owned
Little Washington	104 Culbertson Run Road, Downingtown	Owned
Ludwig's Corner	1030 North Pottstown Pike, Chester Springs	Owned
Media	323 West State Street, Media (Limited Service)	Leased
Tel Hai	Tel Hai Retirement Community, Honey Brook (Limited Service, closed February 2012)	Leased
West Goshen	1115 West Chester Pike, West Chester	Leased
West Chester	2 North Church Street, West Chester	Leased

Item 3.        Legal Proceedings

        DNB is a party to a number of lawsuits arising in the ordinary course of business. While any litigation causes an element of uncertainty, management is of the opinion that the liability, if any, resulting from the actions, will not have a material effect on the accompanying consolidated financial statements.

Item 4.        Mine Safety Disclosures

        Not Applicable.

Part II

Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Price of and Dividends on Registrant's Common Equity

        DNB Financial Corporation's common stock, par value $1.00 per share, is listed for trading on Nasdaq Capital Markets under the symbol DNBF. Current price information is available from account executives at most brokerage firms as well as the firms listed at the back of this report who are market makers of DNB's common stock. There were approximately 1,100 stockholders who owned 2.7 million shares of common stock outstanding at March 15, 2012. Quarterly high and low sales prices are set forth below:

	2011		2010
	High	Low	High	Low

First quarter	$11.07	$9.28	$6.39	$4.61
Second quarter	10.65	8.72	7.41	5.27
Third quarter	10.54	9.27	7.61	6.70
Fourth quarter	10.90	9.54	9.07	7.12

        The information required with respect to the frequency and amount of DNB's cash dividends declared on each class of its common equity for the two most recent fiscal years is set forth in the section of this report titled, "Item 6 — Selected Financial Data" on page 19.

        The information required with respect to securities authorized for issuance under DNB's equity compensation plans is set forth in "Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" on page 95.

(b) Recent Sales of Unregistered Securities

        On January 30, 2009, as part of the CPP administered by the United States Department of the Treasury, DNB Financial Corporation entered into a Letter Agreement and a Securities Purchase Agreement with the U.S. Treasury. On August 4, 2011, DNB repurchased all CPP Shares in conjunction with its participation in the Treasury's Small Business Lending Fund program ("SBLF"), (see additional discussion in Participation in U.S. Treasury Capital Purchase Program and Small Business Lending Fund program, on page 7 of this Form 10-K).

(c) Purchases of Equity Securities by DNB and Affiliated Purchasers

        The following table provides information on repurchases by or on behalf of DNB or any "affiliated purchaser" (as defined in Regulation 10b-18(a)(3)) of its common stock in each month of the quarter ended December 31, 2011.

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 – October 31, 2011	—	$—	—	63,016
November 1, 2011 – November 30, 2011	—	—	—	63,016
December 1, 2011 – December 31, 2011	—	—	—	63,016

Total	—	$—	—

        On July 25, 2001, DNB authorized the buyback of up to 175,000 shares of its common stock over an indefinite period. On August 27, 2004, DNB increased the buyback from 175,000 to 325,000 shares of its common stock over an indefinite period.

        As more fully discussed beginning on page 3 in the "Supervision and Regulation" section of Item 1. "Business" of this Annual Report on Form 10-K, DNB's ability to repurchase its common stock was limited by the terms of the Purchase Agreement between DNB and the U.S. Treasury. Under the CPP, prior to the earlier of (i) January 30, 2012, or (ii) the date on which the Series A Preferred Stock is redeemed in whole or the U.S. Treasury has transferred all of the Series A Preferred Stock to unaffiliated third parties, the consent of the U.S. Treasury was required to repurchase any shares of common stock except in connection with benefit plans in the ordinary course of business and certain other limited exceptions. This restriction on the repurchase of common stock was effective through, August 4, 2011 when all requisite funds were repaid to the Treasury.

        As more fully discussed beginning on page 3 in the "Supervision and Regulation" section of Item 1. "Business" of this Annual Report on Form 10-K, DNB's ability to repurchase its common stock was limited by the terms of the Securities Purchase Agreement between DNB and the U.S. Treasury regarding its participation in the Treasury's Small Business Lending Fund (SBLF). Under the SBLF, effective August 4, 2011, so long as any share of Series 2011A Preferred Stock remains outstanding, DNB may repurchase or redeem any shares of Capital Stock, only if, after giving effect to such dividend, repurchase or redemption, DNB's Tier 1 capital would be at least equal to the Tier 1 Dividend Threshold, as specified in the agreement and that the dividends on such stock have all been contemporaneously declared and paid.

(d) Corporation Performance Graph

        The following graph presents the 5 year cumulative total return on DNB Financial Corporation's common stock, compared to the S&P 500 Index and the S&P 500 Financial Index for the 5 year period ended December 31, 2011. The comparison assumes that $100 was invested in DNB's common stock and each of the foregoing indices and that all dividends have been reinvested.

CORPORATION PERFORMANCE
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
AMONG DNB FINANCIAL CORP., the S&P 500 INDEX and the S&P 500 FINANCIAL INDEX

Item 6.        Selected Financial Data

The selected financial data set forth below is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto, contained elsewhere herein.

	At or For the Year Ended December 31 (Dollars in thousands, except share data)
	2011	2010	2009	2008	2007

RESULTS OF OPERATIONS
Interest income	$26,174	$26,050	$25,948	$28,262	$30,237
Interest expense	4,644	7,062	10,629	13,048	15,417

Net interest income	21,530	18,988	15,319	15,214	14,820

Provision for credit losses	1,480	2,216	1,325	2,018	60

Non-interest income	3,643	5,430	4,507	4,408	4,003

Non-interest expense	16,725	16,903	16,590	16,731	16,589

Income before income taxes	6,968	5,299	1,911	873	2,174

Income tax expense	2,066	1,629	362	64	372

Net income	$4,902	$3,670	$1,549	$809	$1,802

Preferred stock dividends & accretion of discount	779	618	567	—	—

Net income available to common stockholders	$4,123	$3,052	$982	$809	$1,802

PER SHARE DATA
Basic earnings	$1.54	$1.16	$0.38	$0.31	$0.69
Diluted earnings	1.53	1.16	0.38	0.31	0.69
Cash dividends	0.12	0.12	0.23	0.46	0.50
Book value	14.14	12.55	11.88	11.53	12.55
Weighted average
Common shares outstanding — basic	2,674,716	2,635,549	2,606,596	2,602,902	2,614,417
FINANCIAL CONDITION
Total assets	$607,099	$602,332	$634,248	$533,447	$545,840
Loans and leases, gross	403,684	396,171	359,427	336,454	309,342
Allowance for credit losses	6,164	5,884	5,477	4,586	3,891
Deposits	497,545	492,746	507,347	408,470	412,920
Borrowings	53,647	60,230	79,450	90,123	89,877
Stockholders' equity	51,056	45,208	42,876	30,058	32,635
SELECTED RATIOS
Return on average stockholders' equity	10.01%	8.03%	3.76%	2.51%	5.96%
Return on average assets	0.80	0.59	0.26	0.15	0.36
Average equity to average assets	7.99	7.40	6.87	5.98	6.02
Loans to deposits	81.14	80.40	70.84	82.37	74.92
Dividend payout ratio	7.84	10.37	59.68	146.56	72.17

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations

I.     Introductory Overview

        DNB Financial Corporation is a bank holding company whose bank subsidiary, DNB First, National Association (the "Bank") is a nationally chartered commercial bank with trust powers, and a member of the FDIC. DNB provides a broad range of banking services to individual and corporate customers through its thirteen community offices located throughout Chester and Delaware Counties, Pennsylvania. DNB is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. DNB funds all these activities with retail and business deposits and borrowings. Through its Wealth Management division, the Bank provides wealth management and trust services to individuals, businesses and non-profit organizations. The Bank and its subsidiary, DNB Investments and Insurance, make available certain non-depository products and services, such as securities brokerage, mutual funds, life insurance and annuities.

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

        Highlights of DNB's results for the year-end December 31, 2011 include:

  •
  Increased earnings — Net income increased $1.2 million or 33.6% year over year. Net income was $4.9 million or $1.53 per share in 2011, compared to $3.7 million or $1.16 per share in 2010.

  •
  Improvement of net interest margin — DNB's net interest margin, on a tax-equivalent basis, improved 48 basis points from 3.24% in 2010 to 3.72% in 2011. The most significant factor in this improvement was the reduction in the cost of interest bearing liabilities, which declined from 1.37% in 2010 to 0.93% in 2011. In addition, management shifted assets into higher yielding categories by increasing the average loan portfolio by $7.5 million or 1.9%, and reducing the average investment portfolio by $6.6 million or 4.4%.

  •
  Control of non-interest expenses — DNB continued its focus on expense control and improving operational efficiencies throughout the bank. As a result, non-interest expenses decreased $178,000 from 2010, primarily because 2010's results included a $560,000 prepayment penalty paid to the FHLB of Pittsburgh. Absent this item, non-interest expenses would have increased slightly by $382,000 or 2.3%, primarily related to an increase in salary and employee benefits due to a higher level of full-time equivalent employees year over year.

  •
  Strengthened capital position — Shareholder's equity increased $5.8 million to $51.1 million at December 31, 2011 compared to December 31, 2010, reflecting our solid earnings growth and participation in the Treasury's SBLF Program.

        The global and U.S. economies have experienced significantly reduced business activity as a result of disruptions in the financial system during the past three years. Dramatic declines in the housing market during the past three years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. As a result of the recession, retail customers may delay borrowing from DNB as unemployment remains high and availability to borrow against equity in primary residences diminishes. As the U.S. economy moves through a period of recession, delinquencies will rise as the value of homes decline and DNB's borrowers experience financial difficulty due to corporate downsizing, reduced sales, or other negative events which may impact their ability to meet their contractual loan payments. As a result of these negative trends in the economy and their impact on our borrowers' ability to repay their loans, DNB made a $1.5 million provision in 2011 in response to DNB's increased level of loans and leases which grew $7.5 million to $403.7 million at December 31, 2011, compared to $396.2 million at December 31, 2010.

        In addition, DNB's net interest margin has been impacted by these changes in the economy. Management has been aggressive in managing DNB's cost of funds during the year by implementing carefully planned pricing strategies, designed to offset the decline in rates on earning assets, while matching liquidity needs. Our composite cost of funds for 2011 dropped 44 basis points to 0.93%, from 1.37% in 2010. DNB's net interest margin increased to 3.72% in 2011 from 3.24% in 2010. This improvement is attributable to a lower composite cost of funds, coupled with a shift in assets from lower yielding investments into higher yielding loans.

        Earnings. For the year ended December 31, 2011, DNB reported net income of $4.9 million, an increase of $1.2 million from the $3.7 million reported for the year ended December 31, 2010, or $1.53 per share versus $1.16 per share, respectively, on a fully diluted basis. DNB's earnings were favorably impacted by a higher net interest margin, lower provisions for credit losses and lower levels of non-interest expense. During 2011, DNB recognized $38,000 in gains on sales of securities, down from $2.0 million in 2010. Although DNB reported an increase in earnings of 34%, our operations and earnings are subject to the same negative economic conditions challenging all commercial banking institutions.

        Asset Quality. Non-performing assets were $11.6 million at December 31, 2011 compared to $11.5 million at December 31, 2010. Non-performing assets as of December 31, 2011 were comprised of $7.4 million of non-accrual loans and leases, $210,000 of loans and leases delinquent over ninety days and still accruing, as well as $3.8 million of Other Real Estate Owned ("OREO") and $212,000 in other repossessed assets. As of December 31, 2011, the non-performing loans to total loans ratio increased to 1.89% compared to 1.82% at December 31, 2010. The non-performing assets to total assets ratio decreased to 1.91% at December 31, 2011, compared to 1.92% at December 31, 2010. The allowance for credit losses was $6.2 million at December 31, 2011, compared to $5.9 million at December 31, 2010. The allowance to total loans was 1.53% at December 31, 2011 compared to 1.49% at December 31, 2010. DNB's delinquency ratio (the total of all delinquent loans and leases plus loans greater than 90 days and still accruing, divided by total loans and leases) was 2.19% at December 31, 2011, up from 1.97% at December 31, 2010. The increase in delinquencies during 2011 occurred primarily in the consumer and commercial loan portfolios.

II.    Overview of Financial Condition — Major Changes and Trends

        At December 31, 2011, DNB had consolidated assets of $607.1 million and a Tier I/Leverage Capital Ratio of 10.14%. Loans and leases comprise 69.5% of earning assets, while investments and overnight funds constitute the remainder. During 2011, assets increased $4.8 million to $607.1 million at December 31, 2011, compared to $602.3 million at December 31, 2010. During the same period, investment securities decreased $6.6 million to $144.0 million, while the loan and lease portfolio increased $7.5 million, or 1.90%, to $403.7 million. Deposits increased $4.8 million to $497.5 million at December 31,

2011. DNB's liabilities are comprised of a high level of core deposits with a low cost of funds in addition to a moderate level of borrowings with costs that are more volatile than core deposits.

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

  •
  Focus on reducing DNB's cost of funds by changing DNB's mix of deposits

  •
  Focus on cost containment and improving operational efficiencies

        Strategic Plan Update. During the year ended December 31, 2011, management focused on strengthening DNB's net interest margin, reducing our composite cost of funds as well as strengthening capital ratios. To accomplish these goals, management shifted assets out of lower yielding investments and into higher yielding loans. This caused the average balance of loans and leases to increase to $408.8 million yielding 5.60% in 2011, from $371.5 million of loans and leases yielding 5.73% in 2010. The composite cost of funds for the year ended December 31, 2011 was 0.93% compared to 1.37% in 2010. The net interest margin for the year ended December 31, 2011 increased 48 basis points to 3.72%, up from 3.24% in 2010. Management continued to actively manage deposits during 2011 to reduce its composite cost of funds. Transaction and savings accounts increased $37.8 million during 2011 to $392.3 million, compared to December 31, 2010, while time deposits declined $33.0 million to $105.2 million compared to December 31, 2010. The Tier 1 (leverage) Capital ratio increased to 10.14% at December 31, 2011, up from 9.25% at December 31, 2010.

        Management's strategies are designed to direct DNB's tactical investment decisions and support financial objectives. DNB's most significant revenue source continues to be net interest income, defined as total interest income less total interest expense, which in 2011 accounted for approximately 85.5% of total revenue. To produce net interest income and consistent earnings growth over the long-term, DNB must generate loan and deposit growth at acceptable economic spreads within its market area. To generate and grow loans and deposits, DNB must focus on a number of areas including, but not limited to, the economy, branch expansion, sales practices, customer satisfaction and retention, competition, customer behavior, technology, product innovation and credit performance of its customers.

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

        On January 30, 2009, as part of the CPP administered by the United States Department of the Treasury, DNB Financial Corporation entered into a Letter Agreement and a Securities Purchase Agreement with the U.S. Treasury. On August 4, 2011, DNB repurchased all CPP Shares in conjunction with its participation in the Treasury's Small Business Lending Fund program ("SBLF"), (see additional discussion in Participation in U.S. Treasury Capital Purchase Program and Small Business Lending Fund program, on page 7 of this Form 10-K).On September 21, 2011, DNB entered into the Warrant Letter Agreement with the Treasury. Pursuant to the Warrant Letter Agreement, DNB Financial Corporation repurchased from Treasury the warrant to purchase 186,311 shares of DNB Financial Corporation's common stock issued to Treasury in January 2009 under CPP. DNB Financial Corporation paid a purchase price of $458,000 for the warrant.

III.  DNB's Principal Products and Services

        Loans and Lending Services. DNB's primary source of earnings and cash flows is derived from its lending function. The commercial loan and lease portfolios amounted to $333.6 million or 82.6% of total loans as of December 31, 2011. DNB focuses on providing these products to small to mid-size businesses throughout Chester and Delaware Counties. In keeping with DNB's goal to match customer business initiatives with products designed to meet their needs, DNB offers a wide variety of fixed and variable rate loans that are priced competitively. DNB serves this market by providing funds for the purchase of business property or ventures, working capital lines, Small Business Administration loans, lease financing for equipment and for a variety of other purposes.

        As a community bank, DNB also serves consumers by providing home equity and home mortgages, as well as term loans for the purchase of consumer goods. During the current economic environment, consumer loans declined $5.1 million or 10.4% from the prior year due to lower demand for this product as a result of falling housing prices and a high unemployment rate.

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

        Non-Deposit Products and Services. DNB offers non-deposit products and services through its subsidiaries under the names "DNB Investments & Insurance" and "DNB First Investment Management & Trust." Revenues under these entities were $785,000 and $834,000 for 2011 and 2010, respectively.

DNB Investments & Insurance.  Through a partnership with PrimeVest Financial Services, DNB Investments & Insurance offers a complete line of investment and insurance products.

•	Fixed & Variable Annuities	•	401(k) plans
•	401(k) Rollovers	•	Stocks
•	Self-Directed IRAs	•	Bonds
•	Mutual Funds	•	Full Services Brokerage/Cash Management
•	Long Term Care Insurance	•	529 College Savings Plans
•	Life Insurance	•	Estate Accounts
•	Disability Insurance	•	Self Employed Pension (SEP)

DNB First Investment Management & Trust.  DNB First Investment Management & Trust offers a full line of services, which includes the following:

•	Investment Management	•	Investment Advisory
•	Estate Settlement	•	Trust Administration
•	Custody Services	•	Financial Planning
•	Trust Tax Preparation	•	Client Bill Paying

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

        The principal objective of DNB's interest rate risk management is to evaluate the interest rate risk included in certain on and off balance sheet accounts, determine the level of risk appropriate given DNB's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with approved guidelines. Through such management, DNB seeks to reduce the vulnerability of its operations to changes in interest rates. DNB's Asset Liability Committee (the "ALCO") is responsible for reviewing DNB's asset/liability policies and interest rate risk position and making decisions involving asset liability considerations. The ALCO meets on a monthly basis and reports trends and DNB's interest rate risk position to the Board of Directors on a quarterly basis. The extent of the movement of interest rates is an uncertainty that could have a negative impact on DNB's earnings. (See additional discussion in Item 7a. Quantitative and Qualitative Disclosures About Market Risk on page 48 of this Form 10-K.)

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

	December 31

	2011	2010	2009	2008	2007	2006

Prime	3.25%	3.25%	3.25%	3.25%	7.25%	8.25%
Federal Funds Sold ("FFS")	0.25	0.25	0.25	0.25	4.25	5.25
6 month U.S. Treasury	0.05	0.19	0.20	0.27	3.51	5.08

	Historical Yield Spread December 31

	2011	2010	2009	2008	2007	2006

FFS to 5 year U.S. Treasury	.64%	1.68%	2.44%	1.30%	-0.62%	-0.56%
FFS to 10 year U.S. Treasury	1.73	3.04	3.60	2.00	-0.04	-0.55

        In general, financial institutions price their fixed rate loans off of 5 and 10 year treasuries and price their deposits off of shorter indices, like the Federal Funds Sold rate. As you can see in the table above, the spread between the Federal Funds Sold rate and the 5 year treasury has ranged from 2.44% to a negative 0.62% during the last 6 years. The spread between the Federal Funds Sold rate and the 10 year treasury has ranged from 3.60% to a negative 0.55% during the last 6 years. As a result of the compression between long and short term rates, many banks, including DNB, have seen their net interest margin fluctuate during the last 6 years.

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

Average Balances, Rates, and Interest Income and Expense
(Dollars in thousands)

	Year Ended December 31
	2011			2010			2009
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

ASSETS
Interest-earning assets:
Investment securities:
Taxable	$147,324	$3,250	2.21%	$181,056	$4,722	2.61%	$185,413	$6,347	3.42%
Tax-exempt	5,656	328	5.79	1,845	97	5.28	5,457	286	5.22

Total securities	152,980	3,578	2.34	182,901	4,819	2.63	190,870	6,633	3.48
Cash and cash equivalents	26,374	56	0.21	36,177	78	0.21	41,978	69	0.16
Total loans and leases	408,796	22,886	5.60	371,528	21,302	5.73	340,571	19,460	5.71

Total interest-earning assets	588,150	26,520	4.51	590,606	26,199	4.44	573,419	26,162	4.56
Non-interest-earning assets	24,489			26,988			26,120
Total assets	$612,639			$617,594			$599,539

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Savings deposits	$318,085	$1,045	0.33%	$296,930	$1,913	0.64%	$258,304	$2,700	1.05%
Time deposits	123,444	2,190	1.77	151,201	2,992	1.98	155,981	4,115	2.64
Brokered Deposits	20	—	0.20	—	—	—	—	—	—

Total interest-bearing deposits	441,549	3,235	0.73	448,131	4,905	1.09	414,285	6,815	1.64
Federal funds purchased	11	—	0.99	10	—	0.99	—	—	—
Federal Reserve borrowing	—	—	0.73	—	—	0.77	4,718	12	0.25
Repurchase agreements	25,966	142	0.55	24,419	197	0.81	21,247	286	1.35
FHLBP advances	20,329	864	4.25	33,077	1,500	4.53	58,945	2,897	4.92
Other borrowings	10,284	403	3.92	10,009	460	4.60	9,930	619	6.23

Total interest-bearing liabilities	498,139	4,644	0.93	515,646	7,062	1.37	509,125	10,629	2.09
Demand deposits	61,951			51,963			45,110
Other liabilities	3,570			4,257			4,145
Stockholders' equity	48,979			45,728			41,159
Total liabilities and stockholders' equity	$612,639			$617,594			$599,539

Net interest income		$21,876			$19,137			$15,533

Interest rate spread			3.58%			3.07%			2.47%

Net interest margin			3.72%			3.24%			2.71%

2.    Rate / Volume Analysis

        During 2011, net interest income, before the provision for credit losses, increased $2.7 million or 14.31% on a tax equivalent basis. As shown in the Rate/Volume Analysis on the following page, $2.5 million was attributable to volume changes and $252,000 to rate changes. The volume changes were mostly attributable to increased levels of loans and leases of $37.3 million, offset by decreased levels of investment securities of $29.9 million and decreased levels of FHLBP advances of $12.7 million. The average balance of loans and leases was $408.8 million in 2011 compared to $371.5 million in 2010. The average balance of investment securities was $153.0 million in 2011 compared to $182.9 million in 2010. The average balance of FHLBP advances was $20.3 million in 2011 compared to $33.1 million in 2010. The decrease in yields on interest-earning assets and the decrease in rates on interest-bearing liabilities offset each other, resulting in a $252,000 favorable difference. The tax equivalent yield on securities declined to 2.34% in 2011 from 2.63% in 2010. The favorable change due to rate on savings deposits was $938,000 which had an average rate of 0.33% in 2011 and 0.64% in 2010. The favorable change due to rate on time deposits was $309,000 which had an average rate of 1.77% in 2011 and 1.98% in 2010. DNB's composite cost of funds decreased to 0.93% in 2011 compared to 1.37% in 2010.

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

Rate / Volume Analysis
(Dollars in thousands)

	2011 Versus 2010			2010 Versus 2009
	Change Due To			Change Due To
	Rate	Volume	Total	Rate	Volume	Total

Interest-earning assets:
Loans and leases	$(502)	$2,086	$1,584	$67	$1,775	$1,842
Investment securities:
Taxable	(728)	(744)	(1,472)	(1,512)	(113)	(1,625)
Tax-exempt	10	221	231	3	(192)	(189)
Cash and cash equivalents	—	(22)	(22)	21	(12)	9

Total	(1,220)	1,541	321	(1,421)	1,458	37

Interest-bearing liabilities:
Savings deposits	(938)	70	(868)	(1,035)	248	(787)
Time deposits	(309)	(493)	(802)	(1,029)	(94)	(1,123)
Federal Reserve borrowing	—	—	—	24	(36)	(12)
Repurchase agreements	(63)	8	(55)	(115)	26	(89)
FHLBP advances	(94)	(542)	(636)	(224)	(1,173)	(1,397)
Other borrowings	(68)	11	(57)	(162)	3	(159)

Total	(1,472)	(946)	(2,418)	(2,541)	(1,026)	(3,567)

Net interest income	$252	$2,487	$2,739	$1,120	$2,484	$3,604

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

        DNB reports its callable agency investments ($43.4 million at December 31, 2011) and callable FHLBP advances ($20 million at December 31, 2011) at their Option Adjusted Spread ("OAS") effective duration date, as opposed to the call or maturity date. In management's opinion, using effective duration dates on callable securities and advances provides a better estimate of the option exercise date under any interest rate environment. The OAS methodology is an approach whereby the likelihood of option exercise takes into account the coupon on the security, the distance to the call date, the maturity date and current interest rate volatility. In addition, prepayment assumptions derived from historical data have been applied to mortgage-related securities, which are included in investments. (See additional discussion in Item 7a. Quantitative and Qualitative Disclosures About Market Risk on page 48 of this Form 10-K.)

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

V.     Recent Developments

A.    Accounting Developments Affecting DNB

        In April 2011, the FASB issued Accounting Standards Update No. 2011-02 for guidance on Receivables (Topic 310) regarding a creditor's determination of whether a restructuring is a troubled debt restructuring. The amendments in this update apply to all creditors, both public and nonpublic, that restructure certain receivables. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: the restructuring constitutes a concession and the debtor is experiencing financial difficulties. The amendments clarify the guidance on a creditor's evaluation of whether it has granted a concession and on a creditor's evaluation of whether a debtor is experiencing financial difficulties. For public entities, the amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The adoption did not have a material impact on DNB's consolidated financial statements.

        In December, 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. In response to stakeholder concerns regarding the operational ramifications of the presentation of these reclassifications for current and previous years, the FASB has deferred the implementation date of this provision to allow time for further consideration. The requirement in ASU 2011-05, Presentation of Comprehensive Income, for the presentation of a combined statement of comprehensive income or separate, but consecutive, statements of net income and other comprehensive income is still effective for fiscal years and interim periods beginning after December 15, 2011 for public companies, and fiscal years ending after December 15, 2011 for nonpublic companies. The adoption of ASU No. 2011-05 will not have a material impact on DNB's consolidated financial statements.

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

        Management uses significant estimates to determine the allowance for credit losses. Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB's control, management's estimate of the amount necessary to absorb credit losses and actual credit losses could differ. DNB's current judgment is that the allowance for credit losses remains appropriate at December 31, 2011.

VII. 2011 Financial Results

A.    Liquidity

        Management maintains liquidity to meet depositors' needs for funds, to satisfy or fund loan commitments, and for other operating purposes. DNB's foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding. Primary liquidity includes investments, Federal funds sold, and interest-bearing cash balances, less pledged securities. DNB also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios. In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $184.7 million at December 31, 2011. Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

        As of December 31, 2011, deposits totaled $497.5 million, up $4.8 million from $492.7 million at December 31, 2010. There were $66.0 million in certificates of deposit (including IRAs) scheduled to mature during the next twelve months. At December 31, 2011, DNB had $57.7 million in un-funded loan commitments. In addition, there was $4.0 million in un-funded letters of credit. Management anticipates the majority of these commitments will be funded by means of normal cash flows.

        The following table sets forth the composition of DNB's deposits at the dates indicated.

Deposits By Major Classification
(Dollars in thousands)

	December 31
	2011	2010	2009	2008	2007

Non-interest-bearing deposits	$68,371	$58,948	$46,236	$45,503	$48,741
Interest-bearing deposits:
NOW	171,321	163,104	151,597	106,623	82,912
Money market	107,368	89,944	102,427	81,742	93,029
Savings	45,250	42,521	35,973	32,895	38,362
Certificates	83,260	114,259	148,636	124,665	133,530
IRA	21,975	23,970	22,478	17,042	16,346

Total deposits	$497,545	$492,746	$507,347	$408,470	$412,920

  Capital Resources and Adequacy

        Stockholders' equity was $51.1 million at December 31, 2011 compared to $45.2 million at December 31, 2010. The increase in stockholders' equity was primarily a result of year-to-date earnings of $4.9 million. Stockholders equity also increased by $1.3 million due to participation in the U.S. Treasury's SBLF program and repayment of DNB's obligation under the U.S. Treasury's Capital Purchase Program ("CPP") as described below as well as a $1.3 million, net-of-tax other comprehensive income adjustment for unrealized gains on the securities portfolio. These additions to stockholders equity were partially offset by an unrealized actuarial loss on DNB's pension totaling $539,000, $458,000 to purchase a warrant DNB issued to the Treasury in its 2009 participation in CPP, $348,000 of dividends paid on DNB's Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008A , $321,000 of dividends paid on DNB's common stock, and $215,000 of dividends accrued or paid on DNB's Non-Cumulative Perpetual Preferred Stock, Series 2011A.

        On January 30, 2009, as part of the Capital Purchase Program ("CPP") of the Emergency Economic Stabilization Act of 2008 administered by the United States Department of the Treasury ("the Treasury"), DNB entered into a Letter Agreement and a Securities Purchase Agreement with the Treasury, pursuant to which DNB issued and sold on January 30, 2009, and the Treasury purchased for cash on that date (i) 11,750 shares of DNB's Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008A, par value $10.00 per share, having a liquidation preference of $1,000 per share ("the CPP Shares"), and (ii) a ten-year warrant to purchase up to 186,311 shares of DNB's common stock, $1.00 par value, at an exercise price of $9.46 per share, for an aggregate purchase price of $11,750,000 in cash. This transaction closed on January 30, 2009. The issuance and sale of these securities was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The Bank provided dividends to DNB in connection with the $11,750,000 of Fixed Rate Cumulative Perpetual Preferred Stock sold on January 30, 2009 as part of the CPP through its redemption in 2011.

        On August 4, 2011, DNB entered into a Securities Purchase Agreement with the Secretary of the Treasury, pursuant to which DNB issued and sold to the Treasury 13,000 shares of its Non-Cumulative Perpetual Preferred Stock, Series 2011A ("Series 2011A Preferred Stock"), having a liquidation preference of $1,000 per share for aggregate proceeds of $13,000,000. The Securities Purchase Agreement was entered into, and the Series 2011A Preferred Stock was issued, pursuant to the Treasury's Small Business Lending Fund program ("SBLF"), a $30 billion fund established under the Small Business Jobs Act of 2010, that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. Of the $13 million in aggregate proceeds, $11,879,000 was used to repurchase all CPP Shares ($11,750,000 was paid in principal and $128,900 in accrued, unpaid dividends related to the CPP Shares) held by the Treasury as described above. The securities sold in this transaction were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction by DNB not involving a public offering.

        On September 21, 2011, DNB entered into the Warrant Letter Agreement with the Treasury. Pursuant to the Warrant Letter Agreement, DNB Financial Corporation repurchased from Treasury the warrant to purchase 186,311 shares of DNB Financial Corporation's common stock issued to Treasury in January 2009 under CPP. DNB Financial Corporation paid a purchase price of $458,000 for the warrant.

        Management believes that DNB and the Bank have each met the definition of "well capitalized" for regulatory purposes on December 31, 2011. The Bank's capital category is determined for the purposes of applying the bank regulators' "prompt corrective action" regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of DNB's or the Bank's overall financial condition or prospects. DNB's capital exceeds the Federal Reserve Bank's ("FRB's") minimum leverage ratio requirements for bank holding companies (see additional discussion in Regulatory Matters — Footnote 17 to DNB's consolidated financial statements).

        Under federal banking laws and regulations, DNB and the Bank are required to maintain minimum capital as determined by certain regulatory ratios. Capital adequacy for regulatory purposes, and the capital category assigned to an institution by its regulators, may be determinative of an institution's overall financial condition.

B.    Results of Operations

1.    Summary of Performance

(a)    Summary of Results

        For the year ended December 31, 2011, DNB reported net income of $4.9 million versus $3.7 million for 2010. Per share earnings on a fully diluted basis were $1.53, up from $1.16 for the prior year. The global and U.S. economies are experiencing significantly reduced business activity as a result of disruptions in the financial system during the past three years. The United States, Europe and many other countries across the globe are struggling with too much debt and weaker streams of revenues as a result of recessionary pressures and high unemployment. Dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. Residential real estate activity in the Third Federal Reserve District (the "Third District") has been sluggish with real estate agents reporting little traffic. A backlog of foreclosures, the volume of which was especially large in New Jersey, and flat to slightly falling house prices continue to dampen demand for new and used homes. New construction activity continues to shift from the single-family market toward the multifamily market. Commercial and industrial real estate activity has been mixed in the Third District during 2011. Slow, steady growth was observed with vacancy rates generally falling, rents steady or occasionally rising, and concessions steady or occasionally falling. The overall outlook for demand of nonresidential space is for continued slow growth.

        As a result of the recession, retail customers may delay borrowing from DNB as unemployment remains high and availability to borrow against equity in primary residences diminishes. In addition, many commercial customers have postponed their capital purchases until they see signs of an improving economy and clear direction from the legislative branch of the government. Locally, business activity in the Third District has been more mixed and somewhat weaker overall. Several sectors have continued to report slow, steady growth, and a few sectors have grown faster, while others have shifted to reporting slower growth, no growth, or declines. Manufacturing activity has shown some modest increases in new orders and shipments. On balance, bank lending has remained mostly flat. Residential real estate and construction was perhaps most impacted by stock market volatility. Generally positive results were reported by service-sector firms. Upward price pressures from food, energy, and other commodities have lessened somewhat. The ability to pass along costs remains mixed, and there is little evidence of wage pressure.

        In response to ongoing uncertainty, many of the Third District's business contacts, many of which have business models similar to DNB's small business clients, have slightly lowered their expectations, with most firms projecting slow to flat growth for 2012. Third District manufacturers have reported further modest increases in new orders and shipments. Retailers are hopeful for stronger sales; auto dealers are uncertain. Bankers have lowered their expectations for loan growth. The Third Districts' Commercial real estate contacts and service-sector firms have continued to expect slow growth; however, uncertainty has increased.

        Although DNB's earnings have been impacted by the general economic conditions, the impact has not been as severe as it has been in many parts of the nation, due to a relatively healthier economic climate in the Third Federal Reserve District and specifically Chester County. DNB's franchise spans both Chester and Delaware counties in southeastern Pennsylvania. The majority of loans have been made to businesses and individuals in Chester County and the majority of deposits are from businesses and individuals within the County. According to available census data, Chester County's population has grown at approximately 15%, compared to 13% for the nation and 3% for the Commonwealth of Pennsylvania. The median household income in Chester County is $72,288 and the County ranks 14th nationally in disposable income. Chester County's unemployment rate stood at 5.4% as of December 2011, compared to the Pennsylvania unemployment rate of 7.4% and 8.3% nationally. Traditionally, the unemployment rate has been the lowest in the surrounding five-county area and it ranks among the lowest unemployment rates in the Commonwealth. Chester County has a civilian labor force of 266,100, with manufacturing jobs representing 23.1% of the workforce and retail shopping comprising 13.8% of the total employment. During the last few years, the County has been able to keep most of its major employers, however some of them have downsized in order to remain competitive. Chester County is home to several Fortune 500 companies. Thirteen Chester County employers have 1,000 employees or more. Of these 13 companies, two companies have more than 5,000 employees.

        As the U.S. and local economy moves through a period of reduced business activity and historically high unemployment rates, delinquencies will rise as the value of homes decline and DNB's borrowers experience financial difficulty due to corporate downsizing, reduced sales, or other negative events which may impact their ability to meet their contractual loan payments. As a result, growth in the loan portfolio and continued negative trends in the economy and their impact on our borrowers' ability to repay their loans, DNB made a $1.5 million provision for credit losses during the year ended December 31, 2011.

        These and other factors have impacted our operations. We continue to focus on the consistency and stability of core earnings and balance sheet strength which are critical success factors in today's challenging economic environment. During 2011, our focused and prudent approach allowed us to restructure the balance sheet and improve our net interest margin, while continuing to build capital. We significantly reduced our funding cost and funded loan growth with increased core deposits and capital. We controlled non-interest expenses and made investments in core business lines.

(b)    Significant Events, Transactions and Economic Changes Affecting Results

        Some of DNB's significant events during 2011 include:

  •
  Total loans and leases were $403.7 million at December 31, 2011, up $7.5 million or 1.9% from 2010. The increase was primarily the result of originations by our loan officers, coupled with strategic purchases of Small Business Administration and United States Department of Agriculture guaranteed loans. Commercial mortgage loans grew $14.2 million or 6.5% to $232.3 million and commercial loans increased $3.6 million or 3.7% to $101.1 million. This was offset by declines in consumer loans of $5.1 million or 10.5% to $43.6 million, primarily due to the current economic environment, which has lessened consumer demand for home equity loan products as a result of falling housing prices and a high unemployment rate. In addition, commercial leases declined $700,000 or 78.7% and residential mortgage loans declined $4.5 million or 14.5%.

  •
  DNB continued its focus on expense control and improving operational efficiencies throughout the bank. As a result, non-interest expenses decreased $178,000 from 2010, primarily because the 2010's result included a $560,000 prepayment penalty paid to the FHLB of Pittsburgh. Absent this item, non-interest expenses would have increased moderately by $382,000 or 2.3%, primarily related to an increase in salary and employee benefits due to a higher level of full-time equivalent employees year over year.

  •
  DNB made $1.5 million in provisions for credit losses during the year in response to the $7.5 million growth in the loan portfolio, as well as the impact that the economy has had on several borrowers. DNB's allowance for credit losses to total loans and leases ratio increased from 1.49% at December 31, 2010, to 1.53% at December 31, 2011.

(c)    Trends and Uncertainties

        Please refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Introductory Overview on page 20 of this Form 10-K.

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

        During the year ended December 31, 2011, management focused on strengthening DNB's net interest margin, as well as reducing our composite cost of funds. To accomplish these goals, management shifted assets out of lower yielding investments and into higher yielding loans. DNB grew loans by $7.5 million or 1.9% during 2011 and reduced its investment portfolio by $6.6 million or 4.4% during 2011. In addition to this shift in assets, DNB reduced its composite cost of funds from 1.25% in 2010 to .83% in 2011. Management continued to actively manage deposits during 2011 to reduce its composite cost of funds. Transaction and savings accounts increased $37.8 million during 2011 to $392.3 million, while time deposits declined $33.0 million to $105.2 million at December 31, 2011.

        Interest earned on loans and leases was $22.7 million for 2011 compared to $21.2 million for 2010. The average balance on loans and leases was $408.8 million with an average yield of 5.60% in 2011 compared to an average balance of $371.5 million with an average yield of 5.73% in 2010.

        Interest and dividends on investment securities was $3.5 million and $4.8 million for 2011 and 2010, respectively. The average balance on investment securities was $153.0 million with an average yield of 2.34% in 2011 compared to $182.9 million with an average yield of 2.63% in 2010. Interest and dividends decreased $1.3 million, primarily due to a lower average balance of securities and a lower yield on securities year over year. Total investment securities decreased $6.6 million from December 31, 2010 to December 31, 2011 primarily due to $89.6 million of sales, maturities, calls and pay-downs during 2011, offset by the purchase of $82.5 million of securities during 2011.

        During the quarter ended June 30, 2010, DNB sold its entire municipal securities portfolio, which had a book value of approximately $26.9 million for a net loss of $64,000. Management sold the municipal securities out of the HTM portfolio due to media and headline risk related to municipal budget shortfalls, which management believes could impair the value of the bonds. In particular, management believes that reported problems with budgets, in California and other states across the country that are experiencing budget shortfalls, could trickle down to individual municipalities. In addition, numerous municipalities are struggling financially as promised pensions benefits for public sector employees represent a massive overhang that threatens the financial future of many cities and states. This was a change in circumstances that was unusual and non-recurring, and could not have been reasonably anticipated when the bonds were placed in the HTM Portfolio. In addition to the municipal securities, management sold mortgaged backed securities with a book value of $3.0 million out of the HTM portfolio for a net gain of $39,000. Such sales are allowed under ASC 320 guidelines, as more than 85% of the principal outstanding at acquisition had been paid down, due to prepayments and normal scheduled payments. During 2011, DNB purchased municipal securities which had an amortized cost of $12.4 million at December 31, 2011. All of these municipal securities were issued by school districts within the Commonwealth of Pennsylvania. They are backed by the full faith, credit and taxing power of the issuing school district. All have strong underlying credit ratings and $11.2 million of these securities are insured by a highly rated insurance company. In addition to these layers of credit rating, 100% of these securities are further enhanced by the Commonwealth of Pennsylvania through Pennsylvania's State Aid Intercept Program.

        Interest on deposits was $3.2 million for 2011 compared to $4.9 million for 2010. The average balance of interest-bearing deposits was $441.5 million with an average rate of 0.73% for 2011 compared to $448.1 million with an average rate of 1.09% for 2010. The decrease in rate during both periods was primarily attributable to a lower interest rate environment.

        Interest on FHLBP advances was $864,000 for 2011 compared to $1.5 million for 2010. The average balance on FHLBP advances was $20.3 million with an average rate of 4.25% for 2011 compared to $33.1 million with an average rate of 4.53% for 2010. During the first quarter of 2010, DNB paid off $18.0 million of high cost FHLBP borrowings and incurred $560,000 in FHLBP pre-payment penalties.

        Interest on repurchase agreements was $142,000 for 2011 compared to $197,000 for 2010. The average balance on repurchase agreements was $26.0 million with an average rate of 0.55% for 2011 compared to $24.4 million with an average rate of 0.81% for 2010. The decrease in rate was primarily the result of the lower interest rate environment during 2011.

3.    Provision for Credit Losses

        To provide for known and inherent losses in the loan and lease portfolio, DNB maintains an allowance for credit losses. There was a $1.5 million provision made in 2011, compared to a $2.2 million provision made in 2010. Management made a $1.5 million provision in 2011 primarily in response to DNB's increased level of loans outstanding. During 2011, loans increased $7.5 million or 1.9%.

        For a detailed discussion on DNB's reserving methodology, refer to "Item 1 — Determination of the allowance for credit losses" which can be found under "Critical Accounting Policies and Estimates".

4.    Non-Interest Income

        Non-interest income includes service charges on deposit products; fees received in connection with the sale of non-depository products and services, including fiduciary and investment advisory services offered through DNB First Wealth Management; securities brokerage products and services and insurance products and services offered through DNB Investments & Insurance; and other sources of income such as increases in the cash surrender value of Bank Owned Life Insurance ("BOLI"), net gains on sales of investment securities, SBA loans and other real estate owned ("OREO") properties. In addition, DNB receives fees for cash management, remote capture, merchant services, debit cards, safe deposit box rentals and similar activities.

        Non-interest income was $3.6 million for 2011 compared to $5.4 million for 2010. The $1.8 million decrease was primarily due to a $2.0 million decrease in net gains on sale of investment securities year over year. During 2011, DNB recognized $38,000 in net gains on the sale, redemption and calls of securities having a book value of $69.4 million. During 2010, DNB recognized $2.0 million in net gains on the sale, redemption and calls of securities having a book value of $256.2 million. In addition to the decrease in gains on the sale of securities, year over year, service charges on deposits declined by $134,000, primarily due to reduced non-sufficient funds charges. DNB recognized $281,000 from gains on SBA loan sales during 2011, while there were no such gains in 2010.

5.    Non-Interest Expense

        Non-interest expense includes salaries & employee benefits, furniture & equipment, occupancy, professional & consulting fees as well as marketing, printing & supplies, FDIC insurance, PA shares tax, FHLB prepayment penalties and other less significant expense items. DNB continued its focus on expense control and improving operational efficiencies throughout the bank. As a result, non-interest expenses decreased $178,000 from 2010, primarily because 2010 results included a $560,000 prepayment penalty paid to the FHLB of Pittsburgh. Absent this item, non-interest expenses would have increased slightly by $382,000 or 2.3%.

Salary and employee benefits.    Salary and employee benefits were $8.8 million for 2011 compared to $8.4 million for 2010. The increase was attributable to a higher level of full-time equivalent employees year over year.

Furniture and equipment.    Furniture and equipment expense was $1.3 million for 2011 compared to $1.4 million for 2010. The decrease was primarily attributable to lower depreciation on existing furniture and equipment.

Occupancy.    Occupancy expense was $1.9 million for 2011 compared to $1.7 million for 2010. The $186,000 increase was due to a $164,000 increase in office building rental expense. The increase was primarily due to the expiration of the amortization period of a gain on a sale-lease-back transaction that occurred in 2005. The remaining $22,000 increase was due to higher expenditures for snow removal, utilities and security.

FDIC insurance.    FDIC insurance expense was $562,000 in 2011 compared to $809,000 in 2010. The $247,000 decrease was primarily due to changes adopted by the FDIC, effective April 1, 2011, to its base and risk-based deposit insurance rates. Pursuant to the new rules, DNB's annual assessment base rates were based on the bank's risk category. Prior to the FDIC adopting these new assessment base rates, insurance premiums were primarily based on the level of DNB's insured deposits. (See "Deposit Insurance Assessments" on page 13 of this Form 10-K)

FHLBP prepayment penalties.    DNB paid off $18.0 million of high cost FHLBP borrowings during the first quarter of 2010 and paid the FHLBP $560,000 of pre-payment penalties. There were no such penalties in 2011.

6.    Income Taxes

        Income tax expense was $2.1 million for 2011, compared to $1.6 million for 2010. Income tax expense for each period differs from the amount determined at the statutory rate of 34.0% due to tax-exempt income on loans and investment securities, DNB's ownership of BOLI policies and tax credits recognized on a low-income housing limited partnership. The effective tax rates for 2011 and 2010 were 29.6% and 30.7%, respectively. The lower effective tax in 2011 was primarily due to higher levels of tax-exempt investment securities in 2011, compared to 2010.

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

        DNB's investment portfolio (HTM and AFS securities) totaled $144.0 million at December 31, 2011, down $6.6 million or 4.41% from $150.6 million at December 31, 2010.

        As of June 16, 2011, DNB reclassified 3 mortgage backed securities and 2 collateralized mortgage obligations with book values (net carrying amount) of $12.5 million and $7.7 million, respectively, from available-for-sale (AFS) to held-to-maturity (HTM). Reclassifying these 5 securities to HTM will reduce the volatility and possible future negative effect on DNB's capital ratios, because HTM securities are not marked-to-market through other comprehensive income, but carried at their amortized cost basis. In addition, the 5 securities that were reclassified to HTM will continue to produce strong cash flows for DNB's operating and funding needs. The fair value of the 3 mortgage backed securities and 2 collateralized mortgage obligations was $12.4 million and $7.7 million, respectively at June 16, 2011, the date of their reclassification. The $116,000 difference between their book value and their fair value will be amortized as an adjustment to the carrying value of the investment securities over the remaining lives.

        During the quarter ended June 30, 2010, DNB sold its entire municipal securities portfolio, which had a book value of approximately $26.9 million for a net loss of $64,000. Management sold the municipal securities out of the HTM portfolio due to media and headline risk related to municipal budget shortfalls, which management believes could impair the value of the bonds. In particular, management believes that reported problems with budgets, in California and other states across the country that are experiencing budget shortfalls, could trickle down to individual municipalities. In addition, numerous municipalities are struggling financially as promised pensions benefits for public sector employees represent a massive overhang that threatens the financial future of many cities and states. This was a change in circumstances that was unusual and non-recurring, and could not have been reasonably anticipated when the bonds were placed in the HTM Portfolio. In addition to the municipal securities, management sold mortgaged backed securities with a book value of $3.0 million out of the HTM portfolio for a net gain of $39,000. Such sales are allowed under ASC 320 guidelines, as more than 85% of the principal outstanding at acquisition had been paid down, due to prepayments and normal scheduled payments. During 2011, DNB purchased municipal securities which had an amortized cost of $12.4 million at December 31, 2011. All of these municipal securities were issued by school districts within the Commonwealth of Pennsylvania. They are backed by the full faith, credit and taxing power of the issuing school district. All have strong underlying credit ratings and $11.2 million of these securities are insured by a highly rated insurance company. In addition to these layers of credit rating, 100% of these securities are further enhanced by the Commonwealth of Pennsylvania through Pennsylvania's State Aid Intercept Program.

        At December 31, 2011, approximately 75% of DNB's investments were in the AFS portfolio and 25% were in the HTM portfolio. Investments consist mainly of mortgage-backed securities and Agency notes backed by government sponsored enterprises, such as FHLMC, FNMA and FHLB. Management regularly reviews its investment portfolio to determine whether any securities are other than temporarily impaired. DNB did not invest in securities backed by sub-prime mortgages. At December 31, 2011, the combined AFS and HTM portfolios had an unrealized pretax gain of $2.2 million and an unrealized pretax loss of $926,000. There were no other than temporarily impaired securities.

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

Investment Maturity Schedule, Including Weighted Average Yield
(Dollars in thousands)

	December 31, 2011
Held to Maturity	Less than 1 Year	1-5 Years	5-10 Years	Over 10 Years	No Stated Maturity	Total	Yield

US agency mortgage-backed securities	$—	$—	$3,083	$11,280	$—	$14,363	2.72%
Corporate bonds	—	—	1,548	—	—	1,548	5.90

Collateralized mortgage obligations	—	—	66	8,073	—	8,139	2.25
State and municipal tax-exempt	—	—	—	12,377	—	12,377	3.90

Total	$—	$—	$4,697	$31,730	$—	$36,427	3.15%

Percent of portfolio	—%	—%	13%	87%	—%	100%

Weighted average yield	—%	—%	4.82%	2.90%	—%	3.15%

Available for Sale	Less than 1 Year	1-5 Years	5-10 Years	Over 10 Years	No Stated Maturity	Total	Yield

US Government agency obligations	$—	$34,200	$9,691	$—	$—	$43,891	1.12%
GSE mortgage-backed securities	—	773	2,802	21,738	—	25,313	2.36
Collateralized mortgage obligations	—	—	1,599	4,553	—	6,152	1.68
Corporate bonds	514	22,556	3,277	—	—	26,347	2.93
Asset-backed securities	—	—	—	5,815	—	5,815	1.81
Equity securities	—	—	—	—	12	12	3.41

Total	$514	$57,529	$17,369	$32,106	$12	$107,530	1.93%

Percent of portfolio	—%	54%	16%	30%	—%	100%

Weighted average yield	1.57%	1.73%	2.24%	2.15%	3.41%	1.93%

Composition of Investment Securities
(Dollars in thousands)

	December 31
	2011		2010
	Held to Maturity	Available for Sale	Held to Maturity	Available for Sale

US Government agency obligations	$—	$43,891	$—	$44,244
Corporate bonds	1,548	26,347	—	17,287
US agency mortgage-backed securities	14,363	25,313	7,085	63,999
Collateralized mortgage obligations	8,139	6,152	1,346	16,618
State and municipal tax-exempt	12,377	—	—	—
Asset-backed securities	—	5,815	—	—
Equity securities	—	12	—	13

Total	$36,427	$107,530	$8,431	$142,161

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

        Total loans and leases were $403.7 million at December 31, 2011, up $7.5 million or 1.9% from 2010. The increase was primarily the result of originations by our loan officers, coupled with strategic purchases of Small Business Administration and United States Department of Agriculture guaranteed loans. Commercial mortgage loans grew $14.2 million or 6.5% to $232.3 million and commercial loans increased $3.6 million or 3.7% to $101.1 million. This was offset by declines in consumer loans of $5.1 million or 10.4% to $43.6 million, primarily due to the current economic environment, which has lessened consumer demand for home equity loan products as a result of falling housing prices and a higher unemployment rate. In addition, commercial leases declined $707,000 or 78.7% and residential mortgage loans declined $4.5 million or 14.5%.

        The following table sets forth information concerning the composition of total loans outstanding, net of unearned income and fees and the allowance for credit losses, as of the dates indicated.

Total Loans and Leases Outstanding, Net of Allowance for Credit Losses
(Dollars in thousands)

	December 31
	2011	2010	2009	2008	2007

Residential mortgage	$26,461	$30,929	$40,951	$44,052	$46,448
Commercial mortgage	232,297	218,099	172,117	138,897	111,727
Commercial	101,120	97,544	87,778	83,186	81,021
Lease financing	191	898	3,077	6,919	13,593
Consumer	43,615	48,701	55,504	63,400	56,553

Total loans and leases	403,684	396,171	359,427	336,454	309,342
Less allowance for credit losses	(6,164)	(5,884)	(5,477)	(4,586)	(3,891)

Net loans and leases	$397,520	$390,287	$353,950	$331,868	$305,451

        The following table sets forth information concerning the contractual maturities of the loan portfolio, net of unearned income and fees. For amortizing loans, scheduled repayments for the maturity category in which the payment is due are not reflected below, because such information is not readily available.

Loan and Lease Maturities
(Dollars in thousands)

	December 31, 2011
	Less than 1 Year	1-5 Years	Over 5 Years	Total

Residential mortgage	$11,602	$1,029	$13,830	$26,461
Commercial mortgage	18,554	100,994	112,749	232,297
Commercial	20,891	13,753	66,476	101,120
Lease financing	52	139	—	191
Consumer	2,446	11,109	30,060	43,615

Total loans and leases	53,545	127,024	223,115	403,684

Loans and leases with fixed interest rates	16,434	106,047	153,747	276,228
Loans and leases with variable interest rates	37,111	20,977	69,368	127,456

Total loans and leases	$53,545	$127,024	$223,115	$403,684

3.    Non-Performing Assets

        Total non-performing assets increased $69,000 to $11.6 million at December 31, 2011, compared to $11.5 million at December 31, 2010. The $69,000 increase was attributable to a $209,000 increase in non-performing loans, a $210,000 increase in loans 90 days past due and still accruing, offset by a $350,000 reduction in other real estate owned & other repossessed property. As a result of the slight increase in non-performing loans and a $7.5 million net growth in loans, the non-performing loans to total loans ratio increased slightly to 1.89% at December 31, 2011, from 1.82% at December 31, 2010. The non-performing assets to total assets ratio decreased to 1.91% at December 31, 2011 from 1.92% at December 31, 2010. The allowance to non-performing loans ratio decreased from 81.5% at December 31, 2010 to 80.7% at December 31, 2011. DNB continues to work diligently to improve asset quality by adhering to strict underwriting standards and improving lending policies and procedures. Non-performing assets have, and will continue to have, an impact on earnings; therefore management intends to continue working aggressively to reduce the level of such assets.

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

        DNB's Credit Policy Committee monitors the performance of the loan and lease portfolio to identify potential problem assets on a timely basis. Committee members meet to design, implement and review asset recovery strategies, which serve to maximize the recovery of each troubled asset. As of December 31, 2011, DNB had $9.2 million of loans classified as substandard, which, although performing at that date, are believed to require increased supervision and review; and may, depending on the economic environment and other factors, become non-performing assets in future periods. The amount of such loans at December 31, 2010 was $11.3 million. The majority of the loans are secured by commercial real estate, with lesser amounts being secured by residential real estate, inventory and receivables.

        The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, (iii) troubled debt restructurings other than those included in items (i) and (ii), and (iv) OREO as a result of foreclosure or voluntary transfer to DNB as well as other repossessed assets.

Non-Performing Assets
(Dollars in thousands)

	December 31
	2011	2010	2009	2008	2007

Non-accrual loans:
Residential mortgage	$1,873	$2,334	$3,081	$362	$697
Commercial mortgage	2,114	834	1,317	—	—
Commercial	3,233	3,722	4,374	1,163	—
Lease financing	61	273	157	14	255
Consumer	151	60	62	286	569

Total non-accrual loans	7,432	7,223	8,991	1,825	1,521
Loans 90 days past due and still accruing (*)	210	—	191	900	345
Troubled debt restructurings	—	—	—	—	—

Total non-performing loans	7,642	7,223	9,182	2,725	1,866
Other real estate owned & other repossessed property	3,974	4,324	4,489	4,997	—

Total non-performing assets	$11,616	$11,547	$13,671	$7,722	$1,866

Asset quality ratios:
Non-performing loans to total loans	1.89%	1.82%	2.6%	0.8%	0.6%
Non-performing assets to total assets	1.91	1.92	2.16	1.45	0.34
Allowance for credit losses to:
Total loans and leases	1.53	1.49	1.52	1.36	1.26
Non-performing loans and leases	80.7	81.5	59.6	168.3	208.5

(*)
One loan in 2010 had a balance less than $1,000

        Included in the loan portfolio are loans for which DNB has ceased the accrual of interest (i.e. non-accrual loans). Loans of approximately $7.4 million and $7.2 million as of December 31, 2011 and 2010, respectively, were on a non-accrual basis. DNB also had loans of approximately $210,000 and $1,000 that were 90 days or more delinquent, but still accruing, as of December 31, 2011 and 2010, respectively. If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

	Year Ended December 31
(Dollars in thousands)	2011	2010

Interest income which would have been recorded under original terms	$357	$452
Interest income recorded during the year	(36)	(42)

Net impact on interest income	$321	$410

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

        In addition, DNB reviews historical loss experience for the commercial real estate, commercial, residential real estate, home equity and consumer installment loan pools to determine a historical loss factor. The historical loss factors are then applied to the current portfolio balances to determine the required reserve percentage for each loan pool based on risk rating. Historical losses are segregated into risk-similar groups and a loss ratio is determined for each group over a three year period. The three year average loss ratio by type is then used to calculate the estimated loss based on the current balance of each group. This three year time period is appropriate given DNB's historical level of losses and, more importantly, represents the current economic environment.

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

  •
  Changes in the nature and volume of the portfolio and in the terms of loans

  •
  Changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans

  •
  The existence and effect of any concentrations of credit, and changes in the level of such concentrations

  •
  Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses

  •
  Changes in the experience, ability, and depth of lending management and other relevant staff

  •
  Changes in the quality of the institution's loan review system

  •
  Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments

  •
  The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution's existing portfolio

  •
  Changes in the value of underlying collateral for collateral-dependent loans

        Portfolio risk includes the levels and trends in delinquencies, impaired loans, changes in the loan rating matrix and trends in volume and terms of loans. Management is satisfied with the stability of the past due and non-performing loans and believes there has been no further decline in the quality of the loan portfolio due to any trend in delinquent or adversely classified loans. In determining the adequacy of the allowance, management considered the deterioration of asset quality in DNB's commercial mortgage and residential first mortgage portfolios, which were factors contributing to the increase in the level of allowance during 2011 and 2010. In addition to ordering new appraisals and creating specific reserves on impaired loans, the allowance allocation rates were increased, reflective of delinquency trends which have been caused by continued weakness in the housing markets, falling home equity values, and rising unemployment. New appraisal values we have obtained for existing loans have generally been consistent with trends indicated by Case-Schiller and other indices.

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

        There was a $1.5 million provision made in 2011, compared to $2.2 million in 2010. DNB's percentage of allowance for credit losses to total loans and leases was 1.53% at December 31, 2011 compared to 1.49%, 1.52% and 1.36% for the years ended December 31, 2010, 2009 and 2008, respectively. Management monitors DNB's performance metrics including those ratios related to non-performing loans and leases. The allowance as a percentage of total loans and leases has been relatively flat over the last four years (1.36%-1.53%) at the same time DNB has seen deterioration in the credit quality of the loan portfolio, as evidenced by the increase in non-performing assets since 2008 ($7.7 million, $13.7 million, $11.5 million, and $11.6 million at December 31, 2008, 2009, 2010 and 2011, respectively. Net charge-offs were $1.2 million in 2011 compared to $1.8 million and $434,000 in 2010 and 2009, respectively. The percentage of net charge-offs to total average loans and leases were 0.29%, 0.49% and 0.13% during the three years ending December 31, 2011, 2010, and 2009, respectively. Management is not aware of any potential problem loans, which were accruing and current at December 31, 2011, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to DNB.

        The increase in the allowance for loan loss ratio reflects management's estimate of the level of inherent losses in the portfolio, which continued to increase during 2011 due to a $7.5 million increase in gross loans, a recessionary economy, continued high unemployment, a weakened housing market and deterioration in income-producing properties.

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

        As of December 31, 2011, DNB had $11.6 million of non-performing assets, which included $7.6 million of non-performing or impaired loans and $4.0 million of OREO. Loans are reviewed for impairment in accordance with FASB ASC 310-10-35. Impaired loans can either be secured or unsecured, not including large groups of smaller balance loans that are collectively evaluated. Impairment is measured by the difference between the loan amount and the present value of the future cash flow discounted at the loan's effective interest rate. Management measures loans for impairment by using the fair value of collateral for collateral dependent loans. In general, management reduces the amount of the appraisal by the estimated cost of acquisition and disposition of the underlying collateral and compares that adjusted value with DNB's carrying value. As part of the general allowance, DNB reserves at the rate of approximately 6% to 10% on non-performing or impaired loans. DNB establishes a specific valuation allowance on impaired loans that have a collateral shortfall, including estimated costs to sell in comparison to the carrying value of the loan. Of the $7.6 million of impaired loans at December 31, 2011, $4.8 million had a valuation allowance of $1.2 million and $2.8 million had no specific allowance above the general allowance as of December 31, 2011. For those impaired loans that management determined that no specific valuation allowance was necessary, management has reviewed the appraisal for each loan and determined that there is no shortfall in the collateral. During the year ended December 31, 2011, we recognized $1.2 million in charge-offs related to impaired loans. An impaired loan may not represent an expected loss.

        We typically order new third-party appraisals or collateral valuations when a loan becomes impaired or is transferred to OREO. This is done within two weeks of a loan becoming impaired or a loan moving to OREO. It generally takes two to eight weeks to receive the appraisals, depending on the type of property being appraised. We recognize any provision or related charge-off within two weeks of receiving the appraisal after the appraisal has been reviewed by DNB. We generally order a new appraisal for all impaired real estate loans having a balance of $100,000 or higher, every twelve months, unless management determines more frequent appraisals are necessary. We use updated valuations when time constraints do not permit a full appraisal process, to reflect rapidly changing market conditions. Because appraisals and updated valuations utilize historical data in reaching valuation conclusions, the appraised or updated value may or may not reflect the actual sales price that we will receive at the time of sale. Management uses the qualitative factor "Changes in the value of underlying collateral for collateral-dependent loans" to calculate any required write-down to mitigate this risk.

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

        Our estimates of the net realizable value of collateral include a deduction for the expected costs to sell the collateral or such other deductions as deemed appropriate. For most real estate collateral, we apply a seven to ten percent deduction to the value of real estate collateral to determine its expected costs to sell the asset. This estimate generally includes real estate commissions, one year of real estate taxes and miscellaneous repair and closing costs. If we receive a purchase offer that requires unbudgeted repairs, or if the expected holding period for the asset exceeds one year, then we include the additional real estate taxes and repairs or other holding costs in the expected costs to sell the collateral on a case-by-case basis.

Analysis of Allowance for Credit Losses
(Dollars in thousands)

	Year Ended December 31
	2011	2010	2009	2008	2007

Beginning balance	$5,884	$5,477	$4,586	$3,891	$4,226
Provisions	1,480	2,216	1,325	2,018	60
Loans charged off:
Residential mortgage	(280)	(520)	(390)	(132)	—
Commercial	(768)	(577)	(99)	(374)	(1)
Lease financing	(200)	(548)	(61)	(287)	(458)
Consumer	(64)	(210)	(45)	(608)	(27)

Total charged off	(1,312)	(1,855)	(595)	(1,401)	(486)

Recoveries:
Residential mortgage	79	15	31	8	7
Commercial	9	11	117	35	15
Lease financing	3	20	12	28	62
Consumer	21	—	1	7	7

Total recoveries	112	46	161	78	91

Ending balance	$6,164	$5,884	$5,477	$4,586	$3,891

Reserve for unfunded loan commitments	$99	$150	$149	$139	$67

        The following table sets forth the composition of DNB's allowance for credit losses at the dates indicated.

Composition of Allowance for Credit Losses
(Dollars in thousands)

	December 31

	2011		2010		2009		2008		2007
	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans

Residential mortgage	$383	6%	$454	8%	$648	11%	$225	13%	$178	15%
Commercial	4,945	83	4,387	80	3,800	72	2,846	66	1,886	62
Lease financing	10	—	86	—	150	1	450	2	680	5
Consumer	260	11	482	12	473	16	407	19	821	18
Unallocated	566	—	475	—	406	—	658	—	326	—

Total	$6,164	100%	$5,884	100%	$5,477	100%	$4,586	100%	$3,891	100%

Reserve for unfunded loan commitments (other liability)	$99	—	$150	—	$149	—	$139	—	$67	—

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

Treasury. On August 4, 2011, DNB repurchased all CPP Shares in conjunction with its participation in the Treasury's Small Business Lending Fund program ("SBLF"), (see additional discussion in Participation in U.S. Treasury Capital Purchase Program and Small Business Lending Fund program, on page 7 of this Form 10-K).

        Dividends payable to DNB by the Bank are subject to certain regulatory limitations. Under normal circumstances, the payment of dividends in any year without regulatory permission is limited to the net profits (as defined for regulatory purposes) for that year, plus the retained net profits for the preceding two calendar years. The sum of these items amounted to $5.5 million for the year ended December 31, 2011. During 2011, the Bank paid $2.8 million to DNB. During 2012, the Bank will need to provide dividends to DNB in connection with the $13.0 million of Non-Cumulative Perpetual Preferred Stock sold on August 4, 2011 as part of the Small Business Lending Fund program administered by the United States Treasury.

        The FDIC has authority to assess and change federal deposit insurance assessment rates on assessable deposits of the Bank. For further information, please refer to the discussion of FDIC deposit insurance assessments under Part I, Item 1 ("Business"), section (c) ("Narrative Description of Business") — "Supervision and Regulation — Bank" under the heading "Deposit Insurance Assessments" on page 13 of this report. DNB's FDIC insurance expense was $562,000 in 2011.

        DNB was well capitalized at December 31, 2011 and met all regulatory capital requirements. Please refer to Footnote 17 for a table that summarizes required capital ratios and the corresponding regulatory capital positions of DNB and the Bank at December 31, 2011.

        The Board of Directors of the Federal Home Loan Bank of Pittsburgh (FHLBP) declared a dividend equal to an annual yield of 0.10% on February 22, 2012. The $648 dividend received by DNB on February 23, 2012 was calculated on our average balance of FHLBP stock held from October 1, 2011 to December 31, 2011. On February 23, 2012, the FHLBP repurchased excess capital stock. The amount of excess capital stock repurchased by the FHLBP from any member was the lesser of five percent of the member's total capital stock outstanding or its excess capital stock outstanding. The FHLBP repurchased 1,266 shares from DNB for $126,600 on February 23, 2012.

6.    Off Balance Sheet Arrangements

        In the normal course of business, various commitments and contingent liabilities are outstanding, such as guarantees and commitments to extend credit, borrow money or act in a fiduciary capacity, which are not reflected in the consolidated financial statements. Management does not anticipate any significant losses as a result of these commitments.

        DNB had outstanding stand-by letters of credit totaling $4.0 million and unfunded loan and lines of credit commitments totaling $57.7 million at December 31, 2011.

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

        DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $184.7 million at December 31, 2011. At December 31, 2011, DNB had borrowed $20.0 million and the FHLBP had issued letters of credit, on DNB's behalf, totaling $20.0 million against its available credit lines.

        As of December 31, 2011, approximately $45.1 million of assets are held by DNB First Wealth Management in a fiduciary, custody or agency capacity. These assets are not assets of DNB, and are not included in the consolidated financial statements.

        The following table sets forth DNB's known contractual obligations as of December 31, 2011. The amounts presented below do not include interest.

Contractual Obligations
(Dollars in thousands)

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

FHLBP advances	$20,000	$—	$20,000	$—	$—
Repurchase agreements	23,770	23,770	—	—	—
Capital lease obligations	598	27	66	87	418
Operating lease obligations	3,767	602	1,127	746	1,292
Junior subordinated debentures	9,279	—	—	—	9,279

Total	$57,414	$24,399	$21,193	$833	$10,989

Off Balance Sheet Obligations
(Dollars in thousands)

	Expiration by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Commitments to extend credit	$57,719	$6,225	$7,263	$2,377	$41,854
Letters of credit	4,029	2,969	1,034	—	26

Total	$61,748	$9,194	$8,297	$2,377	$41,880

        During 2012, the Bank will need to provide dividends to DNB in connection with the $13.0 million of Non-Cumulative Perpetual Preferred Stock sold on August 4, 2011 as part of the Small Business Lending Fund program administered by the United States Treasury. These payments are not included in the table above.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

        To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes Key Rate Duration and Economic Value of Equity ("EVE") models. The Key Rate Duration measures the differences in durations in various maturity buckets and indicates potential asset and liability mismatches.

Because of balance sheet optionality, an EVE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different if rates change. Results falling outside prescribed ranges require action by management. At December 31, 2011 and 2010, DNB's variance in the economic value of equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the table below. The change as a percentage of the present value of equity with a 200 basis point increase or decrease at December 31, 2011 and 2010 was within DNB's negative 25% guideline.

Quantitative and Qualitative Disclosures About Market Risk
(Dollars in thousands)

	December 31, 2011			December 31, 2010

Change in rates	Flat	-200bp	+200bp	Flat	-200bp	+200bp

EVE	$54,877	$51,041	$49,134	$41,867	$44,026	$33,395
Change		(3,836)	(5,743)		2,159	(8,472)
Change as a % of assets		(0.6)%	(0.9)%		0.4%	(1.4)%
Change as a % of PV equity		(7.0)%	(10.5)%		5.2%	(20.2)%

Item 8.        Financial Statements and Supplementary Data

DNB FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Dollars in thousands, except share data)

	December 31
	2011	2010

Assets
Cash and due from banks	$32,877	$18,360
Federal funds sold	—	8,000

Cash and cash equivalents	32,877	26,360

AFS investment securities at fair value (amortized cost of $107,543 in 2011 and $144,205 in 2010)	107,530	142,161
HTM investment securities (fair value of $37,681 in 2011 and $8,723 in 2010)	36,427	8,431

Total investment securities	143,957	150,592

Loans and leases	403,684	396,171
Allowance for credit losses	(6,164)	(5,884)

Net loans and leases	397,520	390,287

Restricted stock	3,625	4,201
Office property and equipment, net	7,846	8,248
Accrued interest receivable	2,536	2,283
OREO & other repossessed property	3,974	4,324
Bank owned life insurance (BOLI)	8,383	8,137
Core deposit intangible	111	160
Net deferred taxes	3,614	3,822
Other assets	2,656	3,918

Total assets	$607,099	$602,332

Liabilities and Stockholders' Equity
Liabilities
Non-interest-bearing deposits	$68,371	$58,948
Interest-bearing deposits:
NOW	171,321	163,104
Money market	107,368	89,944
Savings	45,250	42,521
Time	105,235	138,229

Total deposits	497,545	492,746

Federal Home Loan Bank of Pittsburgh (FHLBP) advances	20,000	25,000
Repurchase agreements	23,770	23,349
Junior subordinated debentures	9,279	9,279
Other borrowings	598	2,602

Total borrowings	53,647	60,230

Accrued interest payable	444	527
Other liabilities	4,407	3,621

Total liabilities	556,043	557,124

Commitments and contingencies	—	—
Stockholders' Equity
Preferred stock, $10.00 par value; 1,000,000 shares authorized; $1,000 liquidation preference per share; 13,000 and 11,750 shares issued respectively	12,962	11,541
Common stock, $1.00 par value; 10,000,000 shares authorized; 2,882,503 and 2,874,694 issued, respectively	2,891	2,884
Stock warrants	—	151
Treasury stock, at cost; 187,654 and 213,545 shares, respectively	(4,252)	(4,515)
Surplus	35,060	35,294
Retained earnings	5,871	2,069
Accumulated other comprehensive loss, net	(1,476)	(2,216)

Total stockholders' equity	51,056	45,208

Total liabilities and stockholders' equity	$607,099	$602,332

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except share and per share data)

	Year Ended December 31
	2011	2010

Interest and Dividend Income:
Interest and fees on loans and leases	$ 22,651	$ 21,186
Interest and dividends on investment securities:
Taxable	3,250	4,722
Exempt from federal taxes	217	64
Interest on cash and cash equivalents	56	78

Total interest and dividend income	26,174	26,050

Interest Expense:
Interest on NOW, money market and savings	1,045	1,913
Interest on time deposits	2,190	2,992
Interest on FHLBP advances	864	1,500
Interest on repurchase agreements	142	197
Interest on junior subordinated debentures	308	374
Interest on other borrowings	95	86

Total interest expense	4,644	7,062

Net interest income	21,530	18,988
Provision for credit losses	1,480	2,216

Net interest income after provision for credit losses	20,050	16,772

Non-interest Income:
Service charges	1,143	1,277
Wealth management	785	834
Increase in cash surrender value of BOLI	246	250
Gains on sale of investment securities, net	38	2,007
Gains on sale of SBA loans	281	—
Write-down of OREO	(23)	—
Other fees	1,173	1,062

Total non-interest income	3,643	5,430

Non-interest Expense:
Salaries and employee benefits	8,776	8,354
Furniture and equipment	1,267	1,393
Occupancy	1,903	1,717
Professional and consulting	1,130	1,166
Marketing	635	533
Printing and supplies	144	158
FDIC insurance	562	809
FHLBP prepayment penalties	—	560
PA shares tax	516	466
Telephone and fax	209	231
Other expenses	1,583	1,516

Total non-interest expense	16,725	16,903

Income before income taxes	6,968	5,299
Income tax expense	2,066	1,629

Net income	$ 4,902	$ 3,670

Preferred stock dividends and accretion of discount	779	618

Net income available to common stockholders	$ 4,123	$ 3,052

Earnings per common share:
Basic	$ 1.54	$ 1.16
Diluted	$ 1.53	$ 1.16
Cash dividends per common share	$ 0.12	$ 0.12
Weighted average common shares outstanding:
Basic	2,674,716	2,635,549
Diluted	2,695,207	2,637,174

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income
(Dollars in thousands)

	Preferred Stock	Common Stock	Stock Warrants	Treasury Stock	Surplus	(Accumulated Deficit) Retained Earnings	Accumulated Other Compre- hensive Loss	Total

Balance at January 1, 2010	$11,511	$2,875	$151	$(4,727)	$35,179	$(666)	$(1,447)	$42,876
Comprehensive income:
Net income	—	—	—	—	—	3,670	—	3,670
Other comprehensive loss, net of tax:
Unrealized losses on investment securities, net	—	—	—	—	—	—	(1081)	(1081)
Accretion of discount on AFS to HTM reclassification	—	—	—	—	—	—	392	392
Unrealized actuarial losses — pension, net	—	—	—	—	—	—	(80)	(80)

Total comprehensive income								$2,901

Preferred stock discount accretion	30	—	—	—	—	(30)	—	—
Stock options compensation expense	—	—	—	—	17	—	—	17
Repurchased restricted stock	—	(2)	—	—	(12)	—	—	(14)
Restricted stock compensation expense	—	11	—	—	110	—	—	121
Cash dividends — Common ($.12 per share)	—	—	—	—	—	(317)	—	(317)
Cash dividends — CPP Preferred	—	—	—	—	—	(588)	—	(588)
Sale of treasury shares to 401(k) plan (30,049 shares)	—	—	—	212	—	—	—	212

Balance at December 31, 2010	11,541	2,884	151	(4,515)	35,294	2,069	(2,216)	45,208
Comprehensive income:
Net income	—	—	—	—	—	4,902	—	4,902
Other comprehensive income, net of tax:
Unrealized gains on investment securities, net	—	—	—	—	—	—	1,263	1,263
Accretion of discount on AFS to HTM reclassification	—	—	—	—	—	—	16	16
Unrealized actuarial losses — pension, net	—	—	—	—	—	—	(539)	(539)

Total comprehensive income								$5,642

Preferred stock discount accretion	209	—	—	—	—	(209)	—	—
Stock options compensation expense	—	—	—	—	27	—	—	27
Repurchased restricted stock	—	(1)	—	—	(7)	—	—	(8)
Restricted stock compensation expense	—	8	—	—	53	—	—	61
SBLF Preferred stock issued	13,000	—	—	—	—	—	—	13,000
Repurchase of CPP Preferred Stock	(11,750)	—	—	—	—	—	—	(11,750)
SBLF issuance cost	(45)	—	—	—	—	—	—	(45)
SBLF issuance costs accretion	7	—	—	—	—	(7)	—	—
Repurchase of stock warrants	—	—	(151)	—	(307)	—	—	(458)
Cash dividends — Common ($.12 per share)	—	—	—	—	—	(321)	—	(321)
Cash dividends — CPP Preferred	—	—	—	—	—	(348)	—	(348)
Cash dividends — SBLF Preferred	—	—	—	—	—	(215)	—	(215)
Sale of treasury shares to 401(k) plan (21,177 shares)	—	—	—	216	—	—	—	216
Sale of treasury shares to deferred compensation plan (4,714 shares)	—	—	—	47	—	—	—	47

Balance at December 31, 2011	$12,962	$2,891	$—	$(4,252)	$35,060	$5,871	$(1,476)	$51,056

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31
	2011	2010

Cash Flows From Operating Activities:
Net income	$4,902	$3,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	2,436	3,374
Provision for credit losses	1,480	2,216
Unvested stock amortization	80	124
Net gain on sale of securities	(38)	(2,007)
Net loss on sale and write-downs of OREO and other repossessed property	26	37
(Increase) decrease in accrued interest receivable	(253)	420
Decrease in other assets	1,269	725
Earnings from investment in BOLI	(246)	(250)
Decrease in accrued interest payable	(83)	(216)
Deferred tax (benefit) expense	(174)	440
Proceeds from sales of SBA loans	3,869	—
SBA loans originated for sale	(3,588)	—
Gain on sale of SBA loans	(281)	—
Decrease in other liabilities	(157)	(488)

Net Cash Provided By Operating Activities	9,242	8,045

Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Sales	27,823	196,082
Maturities, repayments and calls	55,809	52,149
Purchases	(68,520)	(236,587)
Activity in held-to-maturity securities:
Sales	—	29,855
Maturities, repayments and calls	5,935	8,574
Purchases	(13,932)	(2,138)
Net decrease (increase) in restricted stock	576	(134)
Net increase in loans and leases	(10,769)	(39,577)
Proceeds from sale of OREO and other repossessed property	466	1,308
Purchase of property and equipment	(496)	(535)

Net Cash (Used) Provided By Investing Activities	(3,108)	8,997

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	4,799	(14,601)
Repayment of FHLBP advances	(5,000)	(28,000)
Increase in short term repurchase agreements	421	6,820
(Decrease) increase in other borrowings	(23)	1,960
Dividends paid	(824)	(905)
Issuance of preferred stock	12,955	—
Repayment of preferred stock and warrant	(12,208)	—
Sale of treasury stock, net	263	212

Net Cash Provided (Used) By Financing Activities	383	(34,514)

Net Change in Cash and Cash Equivalents	6,517	(17,472)
Cash and Cash Equivalents at Beginning of Year	26,360	43,832

Cash and Cash Equivalents at End of Year	$32,877	$26,360

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$4,727	$7,278
Income taxes	1,959	2,020
Supplemental Disclosure of Non-cash Flow Information:
Transfers from loans and leases to real estate owned and other repossessed property	75	1,024
Transfer securities from AFS to HTM, at fair value (amortized cost of $20,228)	20,112	—

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

        In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the balance sheets, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Although our current estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that in 2012, actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Amounts subject to significant estimates are items such as the allowance for credit losses and lending related commitments, the fair value of repossessed assets, pension and post-retirement obligations, the fair value of financial instruments and other-than-temporary impairments. Among other effects, such changes could result in future impairments of investment securities, and establishment of allowances for credit losses and lending related commitments as well as increased benefit plans' expenses.

        Principles of Consolidation    The accompanying consolidated financial statements include the accounts of DNB and its wholly owned subsidiary, the Bank. All significant inter-company transactions have been eliminated.

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

        Other Than Temporary Impairment Analysis Securities are evaluated on a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether declines in their value are other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline, and whether or not management intends to sell or expects that it is more likely than not that it will be required to sell the security prior to an anticipated recovery of the fair value. Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total impairment related to credit losses should be included in earnings. The amount of the total impairment related to all other factors should be included in other comprehensive income. DNB recorded no impairment charges in 2011 or 2010.

        Restricted Stock includes investments in Federal Home Loan Bank of Pittsburgh (FHLBP), Federal Reserve Bank (FRB) and Atlantic Central Bankers Bank (ACBB) stock which are carried at cost and are redeemable at par with certain restrictions. Investments in these stocks are necessary to participate in FHLB, FRB and ACBB programs. On December 23, 2008, the FHLBP announced that it would indefinitely suspend dividend payments and repurchases of excess capital stock, due to low short-term interest rates, increased costs of maintaining liquidity and constrained access to debt markets at attractive rates. Management's evaluation and determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of an investment's cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time the decline has persisted, (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Subsequent to the December 23, 2008 announcement, the FHLBP repurchased $577,000 and $164,000 of excess capital stock during 2011 and 2010, respectively. The Board of Directors of the FHLBP declared a dividend equal to an annual yield of 0.10% on February 22, 2012. The $648 dividend received by DNB on February 23, 2012 was calculated on our average balance of FHLBP stock held from October 1, 2011 to December 31, 2011. On February 23, 2012, the FHLBP repurchased 1,266 shares of excess capital stock for $126,600. The amount of excess capital stock repurchased by the FHLBP from any member was the lesser of five percent of the member's total capital stock outstanding or its excess capital stock outstanding.

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

        Allowance for Credit Losses    The allowance for credit losses consists of the allowance for loan losses and represents management's estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The allowance for credit losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of Bankruptcy, or if there is an amount deemed uncollectible. No portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

        The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity and other consumer loans. These pools of loans are evaluated for loss exposure, based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include:

1.
Lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices

2.
National, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans

3.
Nature and volume of the portfolio and terms of loans

4.
Experience, ability, and depth of lending management and staff

5.
Volume and severity of past due, classified and nonaccrual loans as well as and other loan modifications

6.
Quality of DNB's loan review system, and the degree of oversight by DNB's Board of Directors

7.
Existence and effect of any concentrations of credit and changes in the level of such concentrations

8.
Effect of external factors, such as competition and legal and regulatory requirements

9.
Changes in the value of underlying collateral for collateral-dependent loans

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

        In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review DNB's allowance for credit losses and may require DNB to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management's comprehensive analysis of the loan portfolio, management believes the current level of the allowance for credit losses is appropriate at December 31, 2011.

        Other Real Estate Owned & Other Repossessed Property    Other real estate owned ("OREO") and other repossessed property consists of properties acquired as a result of, or in-lieu-of, foreclosure as well as other repossessed assets. Properties classified as OREO are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the properties are capitalized and costs relating to holding the properties are charged to expense. DNB had OREO and other repossessed property totaling $4.0 million at December 31, 2011 and $4.3 million at December 31, 2010.

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

        DNB recognizes interest and penalties on income taxes as a component of income tax expense. DNB is no longer subject to examinations by taxing authorities for the years before January 1, 2008.

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

        The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees' service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black Sholes model is used to estimate the fair value of stock options, while the market price of DNB's common stock at the date of grant is used for restricted stock awards.

        Preferred Stock    Preferred stock ranks senior to common stock with respect to dividends and has preference in the event of liquidation.

        Fixed rate cumulative perpetual preferred stock, Series 2008A — The shares of fixed rate cumulative perpetual preferred stock, Series 2008A ("Series 2008A Preferred Stock") issued to the United States Treasury ("U.S. Treasury") under the TARP Capital Purchase Program ("CPP") of the Emergency Economics Stabilization Act of 2008 and the warrants issued under the CPP were accounted for as permanent equity on the Consolidated Statements of Financial Condition. The proceeds received were allocated between the Series 2008A Preferred Stock and the warrants based upon their relative fair values as of the date of issuance which resulted in the recording of a discount of the Series 2008A Preferred Stock upon issuance that reflects the value allocated to the warrants. The discount was accreted by a charge to retained earnings on a straight-line basis over the expected life of the preferred stock of five years and then in full when the CPP preferred stock was redeemed in 2011. DNB paid cumulative dividends at a rate of five percent per annum while these shares were outstanding. Dividends were payable quarterly in arrears and accrued as earned over the period the Series 2008A Preferred Stock was outstanding. Preferred dividends paid (declared and accrued) and the related accretion was deducted from net income for computing income available to common stockholders and earnings per share computations.

        Non-Cumulative Perpetual Preferred Stock, Series 2011A — The shares of Non-Cumulative Perpetual Preferred Stock, Series 2011A ("Series 2011A Preferred Stock") issued to the United States Treasury ("U.S. Treasury") under the Small Business Lending Fund program ("SBLF") are accounted for as permanent equity on DNB's Consolidated Statements of Financial Condition. Proceeds received from the issuance of the SBLF preferred stock were used to redeem the CPP preferred stock.

        The Series 2011A Preferred Stock is entitled to receive non-cumulative dividends payable quarterly. The dividend rate, which is calculated on the aggregate Liquidation Amount, was initially set at 3.874% per annum based upon the current level of "Qualified Small Business Lending", or "QSBL" (as defined in the Securities Purchase Agreement) by DNB's wholly owned subsidiary, DNB First, National Association (the "Bank"). The dividend rate for future dividend periods will be set based upon the "Percentage Change in Qualified Lending" (as defined in the Securities Purchase Agreement) between each dividend period and the "Baseline" QSBL level. Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods depending on the volume of QSBL the Bank originates in future periods, and will be fixed at a rate between 1% per annum to 7% per annum and remain unchanged up to four and one-half years following the funding date (the eleventh through the first half of the nineteenth dividend periods). If the Series 2011A Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%. Prior to that time, in general, the dividend rate decreases as the level of the Bank's QSBL increases. At December 31, 2011 the dividend rate was 4.14%. Such dividends are not cumulative, but DNB may only declare and pay dividends on its common stock (or any other equity securities junior to the Series 2011A Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series 2011A Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem common stock and other securities. In addition, if (i) DNB has not timely declared and paid dividends on the Series 2011A Preferred Stock for six dividend periods or more, whether or not consecutive, and (ii) shares of Series 2011A Preferred Stock with an aggregate liquidation preference of at least $13,000,000 are still outstanding, the Treasury (or any successor holder of Series 2011A Preferred Stock) may designate two additional directors to be elected to DNB's Board of Directors. Preferred dividends paid (declared and accrued) is deducted from net income for computing income available to common stockholders and earnings per share computations.

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

        Comprehensive Income    Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains on securities available for sale, accretion of discount on securities transferred from available-for-sale to held-to-maturity and unrealized losses related to factors other than credit on debt securities, and changes in the funded status of the pension plan which are also recognized as separate components of stockholders' equity.

        Treasury Stock    Common stock shares repurchased are recorded as treasury stock at cost.

        Trust Assets    Assets held by DNB First Wealth Management in fiduciary or agency capacities are not included in the consolidated financial statements since such items are not assets of DNB. Operating income and expenses of DNB First Wealth Management are included in the consolidated statements of operations and are recorded on an accrual basis.

        Subsequent Events    Management has evaluated events and transactions occurring subsequent to December 31, 2011 for items that should potentially be recognized or disclosed in these Consolidated

Financial Statements. The evaluation was conducted through the date these financial statements were issued.

        Accounting Developments Affecting DNB

        In April 2011, the FASB issued Accounting Standards Update No. 2011-02 for guidance on Receivables (Topic 310) regarding a creditor's determination of whether a restructuring is a troubled debt restructuring. The amendments in this update apply to all creditors, both public and nonpublic, that restructure certain receivables. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: the restructuring constitutes a concession and the debtor is experiencing financial difficulties. The amendments clarify the guidance on a creditor's evaluation of whether it has granted a concession and on a creditor's evaluation of whether a debtor is experiencing financial difficulties. For public entities, the amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The adoption did not have a material impact on DNB's consolidated financial statements.

        In December, 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. In response to stakeholder concerns regarding the operational ramifications of the presentation of these reclassifications for current and previous years, the FASB has deferred the implementation date of this provision to allow time for further consideration. The requirement in ASU 2011-05, Presentation of Comprehensive Income, for the presentation of a combined statement of comprehensive income or separate, but consecutive, statements of net income and other comprehensive income is still effective for fiscal years and interim periods beginning after December 15, 2011 for public companies, and fiscal years ending after December 15, 2011 for nonpublic companies. The adoption of ASU No. 2011-05 will not have a material impact on DNB's consolidated financial statements.

(2) INVESTMENT SECURITIES

        The amortized cost and estimated fair values of investment securities, as of the dates indicated, are summarized as follows:

	December 31, 2011
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Held To Maturity
Government Sponsored Entities (GSE) mortgage-backed securities	$14,363	$493	$—	$14,856
Corporate bonds	1,548	18	—	1,566
Collateralized mortgage obligations GSE	8,139	163	—	8,302
State and Municipal tax-exempt	12,377	580	—	12,957

Total	$36,427	$1,254	$—	$37,681

Available For Sale
US Government agency obligations	$43,698	$194	$(1)	$43,891
GSE mortgage-backed securities	24,792	533	(12)	25,313
Collateralized mortgage obligations GSE	6,148	24	(20)	6,152
Corporate bonds	27,141	84	(878)	26,347
Asset-backed securities	5,737	78	—	5,815
Equity securities	27	—	(15)	12

Total	$107,543	$913	$(926)	$107,530

		December 31, 2010
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Held To Maturity
GSE mortgage-backed securities	$7,085	$291	$—	$7,376
Collateralized mortgage obligations GSE	1,346	14	(13)	1,347

Total	$8,431	$305	$(13)	$8,723

Available For Sale
US Government agency obligations	$45,128	$32	$(916)	$44,244
GSE mortgage-backed securities	64,463	127	(592)	63,998
Collateralized mortgage obligations GSE	17,155	14	(551)	16,618
Corporate bonds	17,432	159	(303)	17,288
Equity securities	27	—	(14)	13

Total	$144,205	$332	$(2,376)	$142,161

        Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The table below details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at December 31, 2011 and 2010.

	December 31, 2011
(Dollars in thousands)	Total Fair Value	Total Unrealized Loss	Fair value Impaired Less Than 12 Months	Unrealized Loss Less Than 12 Months	Fair value Impaired More Than 12 Months	Unrealized Loss More Than 12 Months

Available For Sale
US Government agency obligations	$1,522	$(1)	$1,522	$(1)	$—	$—
GSE mortgage-backed securities	4,428	(12)	4,428	(12)	—	—
Collateralized mortgage obligations GSE	4,554	(20)	4,554	(20)	—	—
Corporate bonds	18,023	(878)	14,232	(477)	3,791	(401)
Equity securities	12	(15)	—	—	12	(15)

Total	$28,539	$(926)	$24,736	$(510)	$3,803	$(416)

	December 31, 2010
(Dollars in thousands)	Total Fair Value	Total Unrealized Loss	Fair value Impaired Less Than 12 Months	Unrealized Loss Less Than 12 Months	Fair value Impaired More Than 12 Months	Unrealized Loss More Than 12 Months

Held To Maturity
Collateralized mortgage obligations GSE	$789	$(13)	$789	$(13)	$—	$—

Total	$789	$(13)	$789	$(13)	$—	$—

Available For Sale
Corporate bonds	$9,845	$(303)	$9,845	$(303)	$—	$—
US Government agency obligations	28,972	(916)	28,972	(916)	—	—
Collateralized mortgage obligations GSE	12,539	(551)	12,539	(551)	—	—
GSE mortgage-backed securities	40,013	(592)	40,013	(592)	—	—
Equity securities	13	(14)	—	—	13	(14)

Total	$91,382	$(2,376)	$91,369	$(2,362)	$13	$(14)

        As of December 31, 2011, there were 2 mortgage backed securities, 18 corporate bonds, 1 agency note, 2 collateralized mortgage obligations and 6 equity securities which were in an unrealized loss position. Seventeen of these 29 securities did not meet the criteria of having market value loss greater than 10% of book value or had been impaired for more than 12 months. DNB does not intend to sell these securities and management of DNB does not expect to be required to sell any of these securities prior to a recovery of its cost basis. Management does not believe any individual unrealized loss as of December 31, 2011 represents an other-than-temporary impairment. There were 5 corporate bonds and 6 equity securities that were impaired for more than 12 months and one corporate bond that had a market value loss of greater than 10% of book value. DNB reviews its investment portfolio on a quarterly basis judging each investment for other-than-temporary impairment (OTTI). The OTTI analysis focuses on duration and amount a security is below book. As of December 31, 2011, the following securities were reviewed:

        Corporates The unrealized loss on six investments in the Corporate Bond portfolio were caused by interest rate increases and increased spreads in this sector. Some of the bonds have had downgrades since they were purchased. The book value of the six securities is $5.7 million and the unrealized loss is $608,000. Three of the bonds have been impaired for more than twelve months and had a loss less than 10% of the book value. Two of the bonds have been impaired for more than twelve months and had a loss greater than 10% of the book value. One of the bonds had a loss greater than 10% of the book value and was impaired for less than twelve months. The contractual terms of those investments do not permit the issuer to settle these securities at a price less than the amortized cost basis of the investments. Based on this analysis and an evaluation of DNB's ability and intent to hold these investments for a reasonable period of time sufficient for each security to increase to DNB's cost, DNB does not intend to sell these investments and it is not more likely than not that DNB will be required to sell the investments before recovery of their cost, DNB does not consider these investments to be other-than-temporarily impaired at December 31, 2011.

        Equity securities.    DNB's investment in six marketable equity securities consist primarily of investments in common stock of community banks in Pennsylvania. The unrealized losses on the six investments in the Equity securities portfolio were all impaired for more than twelve months. The severity and duration of the impairment are driven by higher collateral losses, wider credit spreads, and changes in interest rates within the financial services sector. DNB evaluated the prospects of all issuers in relation to the severity and duration of the impairment. Based on this analysis and an evaluation of DNB's ability and intent to hold these investments for a reasonable period of time sufficient for each security to increase to DNB's cost, DNB does not intend to sell these investments and it is not more likely than not that DNB will be required to sell the investments before recovery of their cost, DNB does not consider these investments to be other-than-temporarily impaired at December 31, 2011.

        The amortized cost and estimated fair value of investment securities as of December 31, 2011, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid without penalties.

	Held to Maturity		Available for Sale
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$—	$—	$513	$514
Due after one year through five years	—	—	57,900	57,529
Due after five years through ten years	4,697	4,918	17,441	17,369
Due after ten years	31,730	32,763	31,662	32,106
No stated maturity	—	—	27	12

Total investment securities	$36,427	$37,681	$107,543	$107,530

        During the quarter ended June 30, 2010, DNB sold its entire municipal securities portfolio, which had a book value of approximately $26.9 million for a net loss of $64,000. Management sold the municipal securities out of the HTM portfolio due to media and headline risk related to municipal budget shortfalls, which management believes could impair the value of the bonds. In particular, management believes that reported problems with budgets, in California and other states across the country that are experiencing budget shortfalls, could trickle down to individual municipalities. In addition, numerous municipalities are struggling financially as promised pensions benefits for public sector employees represent a massive overhang that threatens the financial future of many cities and states. This was a change in circumstances that was unusual and non-recurring, and could not have been reasonably anticipated when the bonds were placed in the HTM Portfolio. In addition to the municipal securities, management sold mortgaged backed securities with a book value of $3.0 million out of the HTM portfolio for a net gain of $39,000. Such sales are allowed under ASC 320 guidelines, as more than 85% of the principal outstanding at acquisition had been paid down, due to prepayments and normal scheduled payments. During 2011, DNB purchased municipal securities which had an amortized cost of $12.4 million at December 31, 2011. All of these municipal securities were issued by school districts within the Commonwealth of Pennsylvania. They are backed by the full faith, credit and taxing power of the issuing school district. All have strong underlying credit ratings and $11.2 million of these securities are insured by a highly rated insurance company. In addition to these guarantees, 100% of these securities are guaranteed by the Commonwealth of Pennsylvania through Pennsylvania's State Aid Intercept Program.

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

        DNB sold $27.8 million and $196.1 million securities from the AFS portfolio during 2011 and 2010, respectively. DNB also sold $0 and $29.9 million securities from the HTM portfolio during 2011 and 2010, respectively. The sales from HTM in 2010 are discussed in the paragraph above. Gains and losses resulting from investment sales, redemptions or calls were as follows:

	Year Ended December 31
(Dollars in thousands)	2011	2010

Gross realized gains-AFS	$294	$2,246
Gross realized gains-HTM	—	178
Gross realized losses-AFS	(256)	(214)
Gross realized losses-HTM	—	(203)

Net realized gain	$38	$2,007

        At December 31, 2011 and 2010, investment securities with a carrying value of approximately $96 million and $105 million, respectively, were pledged to secure public funds, repurchase agreements, FHLBP advances and for other purposes as required by law. See Footnote 7 regarding the use of certain securities as collateral.

(3)    LOANS AND LEASES

	December 31
(Dollars in thousands)	2011	2010

Residential mortgage	$26,461	$30,929
Commercial mortgage	232,297	218,099
Commercial	101,120	97,544
Lease financing	191	898
Consumer	43,615	48,701

Total loans and leases	$403,684	$396,171
Less allowance for credit losses	(6,164)	(5,884)

Net loans and leases	$397,520	$390,287

        DNB has a significant concentration of residential and commercial mortgage loans collateralized by first mortgage liens on properties located in Chester County. DNB did not have any concentration of loans to borrowers engaged in similar activities that exceed 10% of total loans at December 31, 2011, except for loans of approximately $86.2 million relating to commercial real estate buildings. See Footnote 7 regarding the use of certain loans as collateral.

(4)    ALLOWANCE FOR CREDIT LOSSES

        Changes in the allowance for credit losses, for the years indicated, are as follows:

	Year Ended December 31
(Dollars in thousands)	2011	2010

Beginning balance	$5,884	$5,477
Provision	1,480	2,216
Loans charged off	(1,112)	(1,307)
Leases charged off	(200)	(548)
Recoveries	112	46

Net charge-offs	(1,200)	(1,809)

Ending balance	$6,164	$5,884

Reserve for unfunded loan commitments	$99	$150

        The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of December 31, 2011 and December 31, 2010:

Age Analysis of Past Due Loans Receivables

			December 31, 2011
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Loans Receivable > 90 Days and Accruing

Residential mortgage	$692	$—	$1,873	$2,565	$23,896	$26,461	$—
Commercial mortgage	257	—	2,324	2,581	229,716	232,297	210
Commercial:
Commercial term	—	54	200	254	76,048	76,302	—
Commercial construction	—	—	312	312	24,506	24,818	—
Lease financing	—	—	61	61	130	191	—
Consumer:
Home equity	175	—	60	235	35,807	36,042	—
Other	15	—	21	36	7,537	7,573	—

Total	$1,139	$54	$4,851	$6,044	$397,640	$403,684	$210

			December 31, 2010
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Loans Receivable > 90 Days and Accruing

Residential mortgage	$77	$110	$2,334	$2,521	$28,408	$30,929	$—
Commercial mortgage	175	—	834	1,009	217,090	218,099	—
Commercial:
Commercial term	73	182	360	615	69,965	70,580	—
Commercial construction	—	—	3,180	3,180	23,784	26,964	—
Lease financing	41	—	273	314	584	898	—
Consumer:
Home equity	33	—	58	91	40,306	40,397	—
Other	71	—	2	73	8,231	8,304	—

Total	$470	$292	$7,041	$7,803	$388,368	$396,171	$—

        The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, (iii) troubled debt restructurings other than those included in items (i) and (ii), and (iv) OREO as a result of foreclosure or voluntary transfer to DNB as well as other repossessed assets.

Non-Performing Assets

	December 31
(Dollars in thousands)	2011	2010

Non-accrual loans:
Residential mortgage	$1,873	$2,334
Commercial mortgage	2,114	834
Commercial	3,233	3,722
Lease financing	61	273
Consumer	151	60

Total non-accrual loans	7,432	7,223
Loans 90 days past due and still accruing (*)	210	—
Troubled debt restructurings	—	—

Total non-performing loans	7,642	7,223
Other real estate owned & other repossessed property	3,974	4,324

Total non-performing assets	$11,616	$11,547

        The following tables summarize information in regards to impaired loans by loan portfolio class as of December 31, 2011 and December 31, 2010 and for the years then ended.

Impaired Loans

	December 31, 2011
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Residential mortgage	$2,014	$2,413	$—	$1,095	$—
Commercial mortgage	—	—	—	821	58
Commercial:
Commercial term	202	566	—	206	1
Commercial construction	312	634	—	339	—
Lease financing	61	74	—	123	—
Consumer	151	152	—	79	—
With allowance recorded:
Residential mortgage	—	—	—	959	—
Commercial mortgage	2,114	2,116	826	444	—
Commercial:
Commercial term	—	—	—	450	—
Commercial construction	2,720	2,833	359	2,813	—
Lease financing	—	—	—	27	—
Consumer	—	—	—	—	—
Total:
Residential mortgage	2,014	2,413	—	2,054	—
Commercial mortgage	2,114	2,116	826	1,265	58
Commercial:
Commercial term	202	566	—	656	1
Commercial construction	3,032	3,467	359	3,152	—
Lease financing	61	74	—	150	—
Consumer	151	152	—	79	—

Total	$7,574	$8,788	$1,185	$7,356	$59

	December 31, 2010
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Residential mortgage	$638	$780	$—	$1,092	$—
Commercial mortgage	782	792	—	916	70
Commercial:
Commercial term	197	250	—	282	3
Commercial construction	460	895	—	818	31
Lease financing	273	826	—	335	7
Consumer	60	61	—	43	1
With allowance recorded:
Residential mortgage	1,696	2,071	103	1,606	—
Commercial mortgage	52	52	22	39	—
Commercial:
Commercial term	345	345	145	369	1
Commercial construction	2,720	2,720	223	3,063	—
Lease financing	—	—	—	—	—
Consumer	—	—	—	—	—
Total:
Residential mortgage	2,334	2,851	103	2,698	—
Commercial mortgage	834	844	22	955	70
Commercial:
Commercial term	542	595	145	651	4
Commercial construction	3,180	3,615	223	3,881	31
Lease financing	273	826	—	335	7
Consumer	60	61	—	43	1

Total	$7,223	$8,792	$493	$8,563	$113

        The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within DNB's internal risk rating system as of December 31, 2011 and December 31, 2010.

Credit Quality Indicators

	December 31, 2011
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Residential mortgage	$24,589	$—	$1,872	$—	$26,461
Commercial mortgage	214,086	11,346	4,834	2,031	232,297
Commercial:
Commercial term	74,961	690	586	65	76,302
Commercial construction	17,624	—	7,194	—	24,818
Lease financing	191	—	—	—	191
Consumer:
Home equity	35,976	—	66	—	36,042
Other	7,573	—	—	—	7,573

Total	$375,000	$12,036	$14,552	$2,096	$403,684

	December 31, 2010
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Residential mortgage	$28,595	$—	$2,334	$—	$30,929
Commercial mortgage	202,062	10,054	5,983	—	218,099
Commercial:
Commercial term	68,916	241	1,423	—	70,580
Commercial construction	18,294	—	8,670	—	26,964
Lease financing	765	—	—	133	898
Consumer:
Home equity	40,386	—	11	—	40,397
Other	8,304	—	—	—	8,304

Total	$367,322	$10,295	$18,421	$133	$396,171

        The following tables set forth the activity and composition of DNB's allowance for credit losses at the dates indicated.

Allowance for Credit Losses and Recorded Investment in Financing Receivables

	Year Ended December 31, 2011
(Dollars in thousands)	Commercial	Lease Financing	Residential Mortgage	Consumer	Unallocated	Total

Allowance for credit losses:
Beginning balance — January 1, 2011	$4,387	$86	$454	$482	$475	$5,884
Charge-offs	(768)	(200)	(280)	(64)	—	(1,312)
Recoveries	9	3	79	21	—	112
Provisions	1,317	121	130	(179)	91	1,480

Ending balance — December 31, 2011	$4,945	$10	$383	$260	$566	$6,164

Ending balance: individually evaluated for impairment	$1,185	$—	$—	$—	$—	$1,185

Ending balance: collectively evaluated for impairment	$3,760	$10	$383	$260	$566	$4,979

Loans receivables:
Ending balance	$333,417	$191	$26,461	$43,615		$403,684

Ending balance: individually evaluated for impairment	$5,348	$61	$2,014	$151		$7,574

Ending balance: collectively evaluated for impairment	$328,069	$130	$24,447	$43,464		$396,110

Reserve for unfunded loan commitments	$90	$—	$—	$9		$99

	Year Ended December 31, 2010
(Dollars in thousands)	Commercial	Lease Financing	Residential Mortgage	Consumer	Unallocated	Total

Allowance for credit losses:
Beginning balance — January 1, 2010	$3,800	$150	$648	$473	$406	$5,884
Charge-offs	(577)	(548)	(520)	(210)	—	(1,855)
Recoveries	11	20	15	—	—	46
Provisions	1,153	464	311	219	69	2,216

Ending balance — December 31, 2010	$4,387	$86	$454	$482	$475	$5,884

(5)    OFFICE PROPERTY AND EQUIPMENT

	Estimated Useful Lives	December 31
(Dollars in thousands)		2011	2010

Land		$611	$611
Buildings	5-31.5 years	10,882	10,796
Furniture, fixtures and equipment	2-20 years	13,513	13,103

Total cost		25,006	24,510
Less accumulated depreciation		(17,160)	(16,262)

Office property and equipment, net		$7,846	$8,248

        Amounts charged to operating expense for depreciation for the years ended December 31, 2011 and 2010 amounted to $913,000 and $1.1 million, respectively.

(6)    DEPOSITS

        Included in interest bearing time deposits are certificates of deposit issued in amounts of $100,000 or more in the amount of $50.6 million and $72.4 million at December 31, 2011 and 2010, respectively. These certificates and their remaining maturities at December 31, 2011 were as follows:

(Dollars in thousands)	December 31 2011

Three months or less	$6,335
Over three through six months	5,782
Over six through twelve months	21,161
Over one year through two years	14,333
Over two years	2,974

Total	$50,585

        Certificates of deposit scheduled to mature have the following remaining maturities:

(Dollars in thousands)	December 31 2011

One year or less	$65,985
Over one year through two years	15,495
Over two years through three years	15,083
Over three years through four years	6,483
Over four years through five years	2,186
Over five years	3

Total	$105,235

(7)    FHLBP ADVANCES AND SHORT-TERM BORROWED FUNDS

        DNB's short-term borrowed funds consist of borrowings at the Federal Home Loan Bank of Pittsburgh (FHLBP), repurchase agreements and Federal funds purchased. Repurchase agreements and Federal funds purchased generally represent one-day borrowings. Borrowings at the FHLBP consist of overnight and 90 day borrowings. DNB had $23.8 million of repurchase agreements at December 31, 2011 with an average rate of 0.40% and $23.3 million of repurchase agreements at December 31, 2010 with an average rate of .65%.

        In addition to short-term borrowings, DNB maintains borrowing arrangements with a correspondent bank and the FHLBP, as well as access to the discount window at the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $184.7 million. DNB has a maximum borrowing capacity at the FHLBP of approximately $167.7 million. At December 31, 2011, DNB had $20.0 million of outstanding long-term advances, which mature at various dates through the year-ended December 31, 2015, as shown in the table below. These advances are collateralized by loans and investment securities, and a lien on the Bank's FHLBP stock. At December 31, 2010, DNB had $25.0 million of outstanding long-term advances with an average rate of 4.43%. All of the advances are convertible term advances and are callable, at the FHLBP's option, at various dates. If an advance is called by the FHLBP, DNB has the option of repaying the borrowing, or continuing to borrow at three month Libor plus 10-14 basis points, depending on the advance. In addition to the $20.0 million of borrowings from the FHLBP at December 31, 2011, the FHLBP had issued letters of credit, on DNB's behalf, totaling $20.0 million against DNB's available credit lines. These letters of credit were used to secure public deposits as required by law.

        Other borrowings totaled $598,000 at December 31, 2011 in lease obligations. Other borrowings at December 31, 2010 totaled $2.6 million and included a $621,000 lease obligation and a $2.0 million secured financing. In December, 2010, DNB transferred SBA loans of $2.0 million which were accounted for as a secured financing as of December 31, 2010. Pursuant to ASC 860, Transfers and Servicing, such SBA loan transfer are treated as a secured financing until the recourse period expires which is generally 90 days.

	December 31, 2011
(Dollars in thousands)	Weighted Average Rate	Amount

Due by December 31, 2012	—%	$—
Due by December 31, 2013	2.48	10,000
Due by December 31, 2014	—	—
Due by December 31, 2015	5.86	10,000

Total	4.17%	$20,000

(8)    CAPITAL LEASE AND OPERATING LEASE OBLIGATIONS

        Included in other borrowings is a long-term capital lease agreement, which relates to DNB's West Goshen branch. As of December 31, 2011 the lease has a carrying amount of $343,000, net of accumulated depreciation of $407,000, and is included in the balance of office properties and equipment in the accompanying statements of financial condition. The following is a schedule of the future minimum capital lease payments, together with the present value of the net minimum lease payments, as of December 31, 2011:

(Dollars in thousands)	Year ended December 31 Amount

2012	$106
2013	106
2014	107
2015	107
2016	107
Thereafter	602

Total minimum lease payments	1,135
Less amount representing interest	(537)

Present value of net minimum lease payments	$598

        The following is a schedule of the future minimum operating lease payments as of December 31, 2011.

(Dollars in thousands)	Year ended December 31 Amount

2012	$602
2013	605
2014	522
2015	421
2016	325
Thereafter	1,292

Total minimum lease payments	$3,767

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

DNB Capital Trust II

        DNB's second issuance of junior subordinated debentures was on March 30, 2005. This issuance of debentures are floating rate and were issued to DNB Capital Trust II, a Delaware business trust in which DNB owns all of the common equity. DNB Capital Trust II issued $4.0 million of floating rate (the rate was fixed at 6.56% for the first 5 years and is now adjusting at a rate of 3-month LIBOR plus 1.77%) capital preferred securities. The proceeds of these securities were used by the Trust, along with DNB's capital contribution, to purchase $4,124,000 principal amount of DNB's floating rate junior subordinated debentures. The preferred securities have been redeemable since May 23, 2010. The preferred securities must be redeemed upon maturity of the debentures on May 23, 2035.

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

        The following table summarizes the assets at December 31, 2011 and December 31, 2010 that are recognized on DNB's balance sheet using fair value measurement determined based on the differing levels of input.

	December 31, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value

Assets Measured at Fair Value on a Recurring Basis
US Government agency obligations	$—	$43,891	$—	$43,891
GSE mortgage-backed securities	—	25,313	—	25,313
Collateralized mortgage obligations GSE	—	6,152	—	6,152
Corporate bonds	—	26,347	—	26,347
Asset-backed securities	—	5,815	—	5,815
Equity securities	12	—	—	12

Total assets measured at fair value on a recurring basis	$12	$107,518	$—	$107,530

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$—	$—	$3,649	$3,649
OREO & other repossessed property	—	—	100	100

Total assets measured at fair value on a nonrecurring basis	$—	$—	$3,749	$3,749

	December 31, 2010
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value

Assets Measured at Fair Value on a Recurring Basis
US Government agency obligations	$—	$44,244	$—	$44,244
GSE mortgage-backed securities	—	63,998	—	63,998
Collateralized mortgage obligations GSE	—	16,618	—	16,618
Corporate bonds	—	17,288	—	17,288
Equity securities	13	—	—	13

Total assets measured at fair value on a recurring basis	$13	$142,148	$—	$142,161

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$—	$—	$4,320	$4,320

Total assets measured at fair value on a nonrecurring basis	$—	$—	$4,320	$4,320

        Impaired loans.    Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $7.6 million at December 31, 2011. Of this, $4.8 million had a valuation allowance of $1.2 million and $2.8 million had no valuation allowance as of December 31, 2011. Impaired loans had a carrying amount of $7.2 million at December 31, 2010. Of this, $4.8 million had a valuation allowance of $493,000 and $2.4 million had no valuation allowance as of December 31, 2010.

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

DNB had $4.0 million of such assets at December 31, 2011, which consisted of $3.8 million in OREO and $212,000 in other repossessed property. DNB had $4.3 million of such assets at December 31, 2010, which consisted of $4.1 million in OREO and $220,000 in other repossessed property. Subsequent to the repossession of these assets, DNB wrote down the carrying values by $23,000 in other repossessed assets during the year ending December 31, 2011.

        Below is management's estimate of the fair value of all financial instruments, whether carried at cost or fair value on DNB's consolidated balance sheet. The carrying amounts and estimated fair values of financial instruments at December 31, 2011 and December 31, 2010 are as follows:

	December 31
	2011		2010
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets
Cash and cash equivalents	$32,877	$32,877	$26,360	$26,360
AFS investment securities	107,530	107,530	142,161	142,161
HTM investment securities	36,427	37,681	8,431	8,723
Restricted stock	3,625	3,625	4,201	4,201
Loans and leases, net of allowance	397,520	395,320	390,287	391,091
Accrued interest receivable	2,536	2,536	2,283	2,283
Financial liabilities
Deposits	497,545	490,681	492,746	494,673
Borrowings	44,368	47,094	50,951	53,608
Junior subordinated debentures	9,279	8,481	9,279	9,132
Accrued interest payable	444	444	527	527
Off-balance sheet instruments	—	—	—	—

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

        Off-balance-sheet Instruments (Disclosed at Cost)    Off-balance-sheet instruments are primarily comprised of loan commitments, which are generally priced at market at the time of funding. Fees on commitments to extend credit and stand-by letters of credit are deemed to be immaterial and these instruments are expected to be settled at face value or expire unused. It is impractical to assign any fair value to these instruments. At December 31, 2011, un-funded loan commitments totaled $57.7 million. Stand-by letters of credit totaled $4.0 million at December 31, 2011. At December 31, 2010, un-funded loan commitments totaled $65.7 million. Stand-by letters of credit totaled $2.4 million at December 31, 2010.

(11)    FEDERAL INCOME TAXES

        Income tax expense (benefit) was comprised of the following:

	Year Ended December 31
(Dollars in thousands)	2011	2010

Current tax expense:
Federal	$2,240	$1,188
State	—	1
Deferred income tax expense (benefit):
Federal	(174)	440
State	—	—

Income tax expense	$2,066	$1,629

        The effective income tax rates of 29.6% for 2011 and 30.7% for 2010 were different than the applicable statutory Federal income tax rate of 34%. The reason for these differences follows:

	Year Ended December 31
(Dollars in thousands)	2011	2010

Federal income taxes at statutory rate	$2,369	$1,802
Decrease resulting from:
Low income housing credits	—	(9)
Tax-exempt interest and dividend preference	(222)	(94)
Bank owned life insurance	(84)	(85)
Other, net increase	3	15

Income tax expense	$2,066	$1,629

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31
(Dollars in thousands)	2011	2010

Deferred tax assets:
Allowance for credit losses	$2,096	$2,001
Unrealized losses on securities	4	695
Unrealized losses on reclassified securities	31	—
Unrealized loss on pension obligation	725	447
AMT credit carry forward	—	33
Low income housing tax credit carry forward (LIHC)	—	—
Capital loss disallowance	1	—
State net operating losses	—	543
Unvested stock awards	19	27
Deferred gain on sale / leaseback on buildings	—	—
Deferred compensation (SERP)	380	358
Nonqualified stock options	15	—
Non-accrued interest	347	316
Joint venture difference	64	89
Deferred compensation (BOLI)	248	251
Provision for unfunded loans	34	48
OREO write-downs	69	77
Accrued expenses	48	31

Total gross deferred tax assets	4,081	4,916
Deferred tax liabilities:
Depreciation	(91)	(119)
Pension expense	(134)	(130)
Bank shares tax credit	(102)	(86)
Prepaid expenses	(139)	(216)

Total gross deferred tax liabilities	(466)	(551)

Valuation allowance	(1)	(543)

Net deferred tax asset	$3,614	$3,822

        As of December 31, 2011, DNB had no material unrecognized tax benefits or accrued interest and penalties. It is DNB's policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense. Federal and state tax years 2008 through 2011 were open for examination as of December 31, 2011.

        DNB had capital loss carryovers of $1,293,000 which expired on December 31, 2010. DNB had recorded a valuation allowance of $441,000 for the entire amount of tax benefits associated with this item. During 2010, DNB incurred $3,000 of capital losses that could not be used. They will expire on December 31, 2013. A $1,000 valuation allowance has been recorded for the tax benefits associated with this item. In addition, DNB had net operating loss carryovers with the Commonwealth of Pennsylvania of $5.7 million and $5.4 million at December 31, 2011 and 2010, respectively for which a full valuation allowance has been established. These carryovers will begin to expire in 2021. In addition, DNB had AMT carry forwards as of December 31, 2010 of $33,000. The AMT credit carry forward is expected to be fully utilized on the 2011 federal tax return, however, if it is not, it has an indefinite life and management believes it is more likely than not that these credits will be utilized. All LIHC carry forward have been used.

(12)    EARNINGS PER SHARE

        Basic earnings per share ("EPS") is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the treasury stock method and reflects the potential dilution that could occur from the exercise of stock options, and warrants and the amortized portion of unvested stock awards. Stock options and unvested stock awards for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. Treasury shares are not deemed outstanding for calculations. There were 0 anti-dilutive stock warrants outstanding, 148,459 anti-dilutive stock options outstanding, and 0 anti-dilutive stock awards at December 31, 2011. There were 186,311 anti-dilutive stock warrants, 158,975 anti-dilutive stock options outstanding and 8,550 anti-dilutive stock awards at December 31, 2010. See Note 17 for a discussion of stock warrants issued in conjunction with Preferred shares issued to the U.S. Treasury Department as part of the CPP. The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31
(In thousands, except per share data)	2011			2010

	Income	Shares	Amount	Income	Shares	Amount

Basic EPS
Net income available to common stockholders	$4,123	2,675	$1.54	$3,052	2,636	$1.16

Effect of potential dilutive common stock equivalents — stock options, restricted shares and warrants	—	20	(0.01)	—	1	—

Diluted EPS
Income available to common stockholders after assumed conversions	$4,123	2,695	$1.53	$3,052	2,637	$1.16

(13)    OTHER COMPREHENSIVE INCOME (LOSS)

        The components of "Other Comprehensive Income (Loss)" and the related tax effects are as follows:

(Dollars in thousands)	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount

Year Ended December 31, 2011:
Net Income			$4,902
Other Comprehensive Income:
Unrealized holding gains arising during the period	$2,069	$(704)	$1,365
Discount on AFS to HTM reclassification	(116)	39	(77)
Accretion of discount on AFS to HTM reclassification	24	(8)	16
Less reclassification for gains included in net income	(38)	13	(25)
Unrealized actuarial losses — pension	(817)	278	(539)

Total comprehensive income			$5,642

Year Ended December 31, 2010:
Net Income			$3,670
Other Comprehensive Income:
Unrealized holding gains arising during the period	$369	$(125)	$244
Accretion of discount on AFS to HTM reclassification	594	(202)	392
Less reclassification for gains included in net income	(2,007)	682	(1,325)
Unrealized actuarial losses — pension	(121)	41	(80)

Total comprehensive income			$2,901

        The components of accumulated other comprehensive income (loss) included in stockholders' equity, are as follows:

(Dollars in thousands)	Before-Tax Amount	Tax Effect	Net-of-Tax Amount

December 30, 2011
Net unrealized loss on AFS securities	$(13)	$4	$(9)
Discount on AFS to HTM reclassification	(92)	31	(61)
Unrealized actuarial losses — pension	(2,131)	725	(1,406)

Total of accumulated other comprehensive income	$(2,236)	$760	$(1,476)

December 31, 2010
Net unrealized loss on AFS securities	$(2,044)	$695	$(1,349)
Unrealized actuarial losses — pension	(1,314)	447	(867)

Total of accumulated other comprehensive income	$(3,358)	$1,142	$(2,216)

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

        The following table sets forth the Plan's funded status, as of the measurement dates of December 31, 2011 and 2010 and amounts recognized in DNB's consolidated financial statements at December 31, 2011 and 2010:

	December 31
(Dollars in thousands)	2011	2010

Projected benefit obligation	$(6,777)	$(6,629)

Accumulated benefit obligation	(6,777)	(6,629)
Fair value of plan assets	5,040	5,696

Amounts recognized in the statement of financial position consist of:
Liabilities	$(1,737)	$(933)

Funded status	$(1,737)	$(933)

Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net loss	$2,131	$1,314

Total	$2,131	$1,314

        The amounts and changes in DNB's pension benefit obligation and fair value of plan assets for the years ended December 31, 2011 and 2010 are as follows:

	Year ended December 31
(Dollars in thousands)	2011	2010

Change in benefit obligation
Benefit obligation at beginning of year	$6,629	$6,715
Interest cost	346	394
Actuarial loss	514	507
Benefits paid	(771)	(1,008)
Service cost	59	21

Benefit obligation at end of year	$6,777	$6,629

Change in plan assets
Fair value of assets at beginning of year	$5,696	$6,015
Actual return on plan assets	(48)	744
Employer contribution	163	0
Benefits paid	(771)	(1,008)
Estimated expenses	—	(55)

Fair value of assets at end of year	$5,040	$5,696

        The Plan's assets are invested using an asset allocation strategy in units of certain equity, bond, real estate and money market funds. The following table summarizes the weighted average asset allocations as of the dates indicated:

	December 31
	2011	2010

Cash and cash equivalents	4.2%	6.1%

Equity securities	44.2	44.8
Fixed income securities	51.6	49.1

Total	100.0%	100.0%

        Equity securities consist mainly of equity common trust funds and mutual funds. Fixed income securities consist mainly of fixed income common trust funds and individual securities. Pension plan assets are invested with a moderate growth objective, with target asset allocations of approximately 50 - 60% bonds and cash and approximately 40 - 50% in stocks.

        Net periodic pension costs for the years indicated include the following components:

	Year Ended December 31
(Dollars in thousands)	2011	2010

Service cost	$59	$21
Interest cost	346	394
Expected return on plan assets	(309)	(351)
Recognized net actuarial loss	56	48

Net periodic cost	$152	$112

Assumptions used:
Discount rate	4.25%	5.40%
Rate of increase in compensation level	N/A	N/A
Expected long-term rate of return on assets	5.50	6.00

DNB's estimated future benefit payments are as follows:

(Dollars in thousands)	Period	Benefits

	2012	$294
	2013	290
	2014	298
	2015	338
	2016	359
	2017-2021	2,102

        The fair value of DNB's pension plan assets by asset category are as follows:

	December 31, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value

Mutual fund — equity
US equities	$1,217	$—	$—	$1,217
International equities	812	—	—	812
Real estate	201	—	—	201
Mutual funds — fixed income
Domestic fixed income	577	—	—	577
US corporate bonds, notes and cash
Corporate bonds	—	2,023	—	2,023
Cash	210	—	—	210

Total assets measured at fair value on a recurring basis	$3,017	$2,023	$—	$5,040

	December 31, 2010
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value

Mutual fund — equity
US equities	$1,325	$—	$—	$1,325
International equities	998	—	—	998
Real estate	231	—	—	231
Mutual funds — fixed income
Domestic fixed income	993	—	—	993
US corporate bonds, notes and cash
Corporate bonds	—	1,803	—	1,803
Cash	346	—	—	346

Total assets measured at fair value on a recurring basis	$3,893	$1,803	$—	$5,696

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

        In July 2008, DNB commenced making monthly payments of $3,658 to the Executive. The remaining liability under the plan was $730,000 and $740,000 as of December 31, 2011 and 2010, respectively. The annual expense for the same respective periods was $41,000 and $44,000.

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

        The remaining liability under the plan was $1.1 million and $1.1 million as of December 31, 2011 and 2010, respectively. The annual expense for the same respective periods was $63,000 and $60,000.

        401(k) Retirement Savings Plan    In 1994, the Bank adopted a retirement savings plan intended to comply with Section 401(k) of the Internal Revenue Code of 1986. Participants are permitted to authorize pre-tax savings contributions to a separate trust established under the 401(k) plan, subject to limitations on deductibility of contributions imposed by the Internal Revenue Code. Effective July 1, 2007 the Bank amended the plan to allow after-tax contributions to be made as well. The contributions are subject to the same limitations. Effective January 1, 2010, management indicated that it would evaluate discretionary matching contributions each quarter based upon DNB's financial performance. DNB had no matching contributions to the 401(k) plan in 2011 and 2010.

        Profit Sharing Plan    The Bank maintains a Profit Sharing Plan for eligible employees. The plan provides that the Bank make contributions equal to 3% of the eligible participant's W-2 wages. DNB's related expense associated with the Profit Sharing Plan was $219,000 and $216,000 in 2011 and 2010, respectively.

        Stock Option Plan    DNB has a Stock Option Plan for employees and directors. Under the plan, options (both qualified and non-qualified) to purchase a maximum of 643,369 (as adjusted for subsequent stock dividends) shares of DNB's common stock could be issued to employees and directors.

        Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years. Vesting of options under the plan is determined by the Plan Committee. There were 156,144 and 189,007 shares available for grant at December 31, 2011 and 2010, respectively. All options with the exception of 44,600 options granted on April 23, 2010 and 44,600 options granted on December 12, 2011 are immediately exercisable. The options granted on April 23, 2010 have a fair value of $100,000 or $2.25 per share, based on a risk free interest rate of 3.273%, a dividend yield of 1.73% and a volatility of 35.564% and are subject to four year cliff vesting. These options which expire on April 23, 2017 if not exercised or cancelled, have an exercise price of $6.93 per share, and the shares are restricted from resale for two years after exercise. These options are exercisable only at and after such time as the market value of the common stock first equals or exceeds $7.97, which is 115% of the $6.93 exercise price. The options granted on December 12, 2011 have a fair value of $141,000 or $3.17 per share, based on a risk free interest rate of 1.445%, a dividend yield of 1.16% and a volatility of 36.513% and are subject to three year cliff vesting. These options which expire on December 12, 2018 if not exercised or cancelled, have an exercise price of $10.31 per share, and the shares are restricted from resale for two years after exercise. These options are exercisable only at and after such time as the market value of the common stock first equals or exceeds $11.34, which is 110% of the $10.31 exercise price. DNB expensed $27,000 and $17,000 during the years ended December 31, 2011 and 2010, respectively and anticipates additional expense of $57,000 through April 23, 2014 for the options granted on April 23, 2010 and $139,000 through December 12, 2014 for the options granted on December 12, 2011, the dates the options can first be exercised.

        Stock option activity is indicated below:

	Number Outstanding	Weighted Average Exercise Price

Outstanding January 1, 2010	169,503	$19.19
Issued	44,600	6.93
Exercised	—	—
Forfeited	(1,109)	20.95
Expired	(9,419)	9.23

Outstanding December 31, 2010	203,575	$16.96
Issued	44,600	10.31
Exercised	—	—
Forfeited	(2,323)	12.95
Expired	(9,414)	11.16

Outstanding December 31, 2011	236,438	$15.98

        The weighted-average price and weighted average remaining contractual life for the outstanding options are listed below for the dates indicated.

December 31, 2011

			Weighted Average
Range of Exercise Prices	Number Outstanding	Number Exercisable	Exercise Price	Remaining Contractual Life	Intrinsic Value

$ 6.93-13.99	88,200	—	$8.64	6.14 years	$180,002
14.00-19.99	81,096	81,096	17.44	2.96 years	—
20.00-22.99	19,101	19,101	22.78	2.98 years	—
23.00-24.27	48,041	48,041	24.27	3.30 years	—

Total	236,438	148,238	$15.98	4.22 years	$180,002

December 31, 2010

			Weighted Average
Range of Exercise Prices	Number Outstanding	Number Exercisable	Exercise Price	Remaining Contractual Life	Intrinsic Value

$ 6.93-10.99	44,600	—	$6.93	6.32 years	$92,322
11.00-13.99	9,414	9,414	11.16	0.50 years	—
14.00-19.99	82,419	82,419	17.44	3.98 years	—
20.00-22.99	19,101	19,101	22.78	3.98 years	—
23.00-24.27	48,041	48,041	24.27	4.30 years	—

Total	203,575	158,975	$16.96	4.40 years	$92,322

        Other Stock-Based Compensation    DNB maintains an Incentive Equity and Deferred Compensation Plan. The plan provides that up to 243,101 (as adjusted for subsequent stock dividends) shares of common stock may be granted, at the discretion of the Board, to individuals of DNB. Shares already granted are issuable on the earlier of three years after the date of the grant or a change in control of DNB if the recipients are then employed by DNB ("Vest Date"). Upon issuance of the shares, resale of the shares is restricted for an additional one year, during which the shares may not be sold, pledged or otherwise disposed of. Prior to the Vest Date and in the event the recipient terminates association with DNB for reasons other than death, disability or change in control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant.

        Share awards granted by the plan were recorded at the date of award based on the market value of shares. Awards are being amortized to expense over the three-year cliff-vesting period. DNB records compensation expense equal to the value of the shares being amortized. For the twelve-month periods ended December 31, 2011 and 2010, $61,000 and $121,000 was amortized to expense. At December 31, 2011, approximately $195,000 in additional compensation will be recognized over the weighted average remaining service period of approximately 2.67 years. At December 31, 2011, 177,424 shares were reserved for future grants under the plan. Stock grant activity is indicated below.

	Shares	Weighted Average Stock Price

Non-vested stock awards — January 1, 2010	24,101	$13.43
Granted	14,200	6.93
Forfeited	(707)	10.55
Vested	(14,844)	15.81

Non-vested stock awards — December 31, 2010	22,750	$7.91

Granted	15,000	10.31
Forfeited	(4)	9.55
Vested	(8,546)	9.55

Non-vested stock awards — December 31, 2011	29,200	$8.67

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

        DNB had outstanding stand-by letters of credit totaling $4.0 million and unfunded loan and lines of credit commitments totaling $57.7 million at December 31, 2011, of which, $55.2 million were variable rate and $2.5 million were fixed rate.

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

        DNB maintains borrowing arrangements with correspondent banks and the FHLB of Pittsburgh, as well as access to the discount window at the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $184.7 million.

        Approximately $45.1 million of assets were held by DNB First Wealth Management in a fiduciary, custody or agency capacity at December 31, 2011. These assets are not assets of DNB, and are not included in the consolidated financial statements.

        DNB is a party to a number of lawsuits arising in the ordinary course of business. While any litigation causes an element of uncertainty, management is of the opinion that the liability, if any, resulting from the actions, will not have a material effect on the accompanying financial statements.

(16)    PARENT COMPANY FINANCIAL INFORMATION

        Condensed financial information of DNB Financial Corporation (parent company only) follows:

Condensed Statements of Financial Condition	December 31
(Dollars in thousands)	2011	2010

Assets
Cash	$331	$605
Investment securities	12	13
Investment in subsidiary	60,311	54,122
Other assets	125	130

Total assets	$60,779	$54,870

Liabilities and Stockholders' Equity
Liabilities
Junior subordinated debentures	$9,279	$9,279
Other liabilities	444	383

Total liabilities	9,723	9,662

Stockholders' equity	51,056	45,208

Total liabilities and stockholders' equity	$60,779	$54,870

Condensed Statements of Operations	Year Ended December 31
(Dollars in thousands)	2011	2010

Income:
Equity in undistributed income of subsidiary	$2,448	$4,047
Dividends from subsidiary	2,762	—
Other income	—	(3)

Total income	5,210	4,044

Expense:
Interest expense	308	374
Other expenses	—	—

Total expense	308	374

Net income	$4,902	$3,670

Condensed Statements of Cash Flows	Year Ended December 31
(Dollars in thousands)	2011	2010

Cash Flows From Operating Activities:
Net income	$4,902	$3,670
Adjustments to reconcile net income to net cash used
in operating activities:
Equity in undistributed income of subsidiary	(5,210)	(4,047)
Loss on sale of asset	—	3
Unvested stock amortization	80	124
Net change in other liabilities	—	(31)
Net change in other assets	6	6

Net Cash Used in Operating Activities	(222)	(275)

Cash Flows From Investing Activities:
Payments for investments in and advances to subsidiaries	(13,077)	(142)
Sale or repayment of investments in and advances to subsidiaries	12,839	642
Other, net	—	2

Net Cash (Used in) Provided by Investing Activities	(238)	502

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	263	212
Issuance of preferred stock and warrants	12,955	—
Repurchase of preferred stock and warrants	(12,208)	—
Dividends paid	(824)	(905)

Net Cash Provided (Used) by Financing Activities	186	(693)

Net Change in Cash and Cash Equivalents	(274)	(466)

Cash and cash equivalents at Beginning of Period	605	1,071

Cash and cash equivalents at End of Period	$331	$605

(17)    REGULATORY MATTERS

        Recent market conditions have made it difficult or uneconomical to access the capital markets. As a result, the United States Congress, the Treasury, and the FDIC have announced various programs designed to enhance market liquidity and bank capital.

        In response to the financial crisis affecting the banking system and financial markets, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 ("EESA") was signed into law and established the Troubled Assets Relief Program ("TARP") administered by the U.S. Treasury Department ("Treasury"). As part of TARP, the Treasury established the Capital Purchase Program ("CPP") to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. In connection with EESA, there have been numerous actions by the Federal Reserve Board, Congress, the Treasury, the FDIC, the SEC and others to further the economic and banking industry stabilization efforts under EESA. It remains unclear at this time what further legislative and regulatory measures will be implemented under EESA affecting DNB.

        On January 30, 2009, as part of the CPP administered by the United States Department of the Treasury, DNB Financial Corporation entered into a Letter Agreement and a Securities Purchase Agreement with the U.S. Treasury, pursuant to which DNB issued and sold on January 30, 2009, and the U.S. Treasury purchased for cash on that date (i) 11,750 shares of DNB's Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008A, par value $10.00 per share, having a liquidation preference of $1,000 per share (the "CPP Shares"), and (ii) a ten-year warrant to purchase up to 186,311 shares of DNB's common stock, $1.00 par value, at an exercise price of $9.46 per share, for an aggregate purchase price of $11,750,000 in cash. This transaction closed on January 30, 2009. The issuance and sale of these securities was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. From January 30, 2009 to August 4, 2011, the Bank provided dividends to DNB in connection with the Series 2008A Preferred Stock.. The Series 2008A Preferred Stock had priority over DNB's common stock with regard to the payment of dividends and liquidation distribution. The Series 2008A Preferred Stock qualified as Tier 1 capital. DNB paid cumulative dividends at a rate of five percent per annum while these shares were outstanding. Dividends were payable quarterly in arrears and accrued as earned over the period the Series 2008A Preferred Stock was outstanding. Preferred dividends paid (declared and accrued) and the related accretion was deducted from net income for computing income available to common stockholders and earnings per share computations. Dividends were payable quarterly on February 15, May 15, August 15, and November 15 of each year.

        As further response to the economic crisis, the American Recovery and Reinvestment Act of 2009 ("ARRA"), more commonly known as the economic stimulus or economic recovery package, was signed into law on February 17, 2009, by President Obama. ARRA included a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposed certain new executive compensation and corporate expenditure limits on all current and future TARP recipients until they had repaid the Treasury.,

        On August 4, 2011, DNB entered into a Securities Purchase Agreement with the Secretary of the Treasury, pursuant to which DNB issued and sold to the Treasury 13,000 shares of its Non-Cumulative Perpetual Preferred Stock, Series 2011A ("Series 2011A Preferred Stock"), having a liquidation preference of $1,000 per share (the CPP Shares"), for aggregate proceeds of $13,000,000. The Securities Purchase Agreement was entered into, and the Series 2011A Preferred Stock was issued, pursuant to the Treasury's Small Business Lending Fund program ("SBLF"), a $30 billion fund established under the Small Business Jobs Act of 2010, that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. Of the $13 million in aggregate proceeds, $11,879,000 was used on August 4, 2011 to repurchase all CPP Shares ($11,750,000 was paid in principal and $128,900 in accrued, unpaid dividends related to the CPP Shares) held by the Treasury as described above. The securities sold in this transaction were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction by DNB not involving a public offering.

        On September 21, 2011, DNB entered into the Warrant Letter Agreement with the Treasury. Pursuant to the Warrant Letter Agreement, DNB Financial Corporation repurchased from the Treasury the warrant to purchase 186,311 shares of DNB Financial Corporation's common stock issued to Treasury in January 2009 under CPP. DNB Financial Corporation paid a purchase price of $458,000 for the warrant.

        Under the Federal Reserve's Regulation H, DNB First, National Association may not, without regulatory approval, declare or pay a dividend to DNB if the total of all dividends declared in a calendar year exceeds the total of (a) the Bank's net income for that year and (b) its retained net income for the preceding two calendar years, less any required transfers to additional paid-in capital or to a fund for the retirement of preferred stock.

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

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

DNB Financial Corporation
December 31, 2011:
Total risk-based capital	$66,716	15.57%	$34,275	8.00%	N/A	N/A
Tier 1 risk-based capital	61,354	14.32	17,138	4.00	N/A	N/A
Tier 1 (leverage) capital	61,354	10.14	24,205	4.00	N/A	N/A

December 31, 2010:
Total risk-based capital	$61,653	14.28%	$34,531	8.00%	N/A	N/A
Tier 1 risk-based capital	56,255	13.03	17,265	4.00	N/A	N/A
Tier 1 (leverage) capital	56,255	9.25	24,324	4.00	N/A	N/A

DNB First, N.A.
December 31, 2011:
Total risk-based capital	$66,692	15.58%	$34,242	8.00%	$42,803	10.00%
Tier 1 risk-based capital	61,330	14.33	17,121	4.00	25,682	6.00
Tier 1 (leverage) capital	61,330	10.14	24,188	4.00	30,235	5.00

December 31, 2010:
Total risk-based capital	$61,288	14.21%	$34,497	8.00%	$43,121	10.00%
Tier 1 risk-based capital	55,890	12.96	17,248	4.00	25,872	6.00
Tier 1 (leverage) capital	55,890	9.20	24,306	4.00	30,383	5.00

Report of Independent Registered Public Accounting Firm

Board of Directors and
Stockholders of DNB Financial Corporation

        We have audited the accompanying consolidated statements of financial condition of DNB Financial Corporation and subsidiaries (the "Corporation") as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DNB Financial Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Malvern, Pennsylvania
March 22, 2012

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.        Controls and Procedures

        DNB's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2011, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that DNB's current disclosure controls and procedures are effective and timely, providing them with material information relating to DNB and its subsidiaries required to be disclosed in the report DNB files under the Exchange Act.

Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the effectiveness of DNB's internal control over financial reporting at December 31, 2011. To make this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Management believes that, as of December 31, 2011 DNB's internal control over financial reporting was effective. This annual report on Form 10-K does not include an attestation report of DNB's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by DNB's independent registered public accounting firm pursuant to the exemption provided to issuers that are not "large accelerated filers" or "accelerated filers".

Item 9B.        Other Information

        None

Part III

Item 10.        Directors and Executive Officers of the Registrant

        The information required herein with respect to Registrant's directors and officers is incorporated by reference to pages 7-38 of DNB's Proxy Statement for the 2012 Annual Meeting of Stockholders, and the information required herein with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to page 8 of DNB's Proxy Statement for the Annual Meeting of Shareholders. DNB has adopted a Code of Ethics that applies to DNB's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. DNB's current Code of Ethics is incorporated herein by reference as Exhibit 14 to this report.

Item 11.        Executive Compensation

        The information required herein is incorporated by reference to pages 22-26 of DNB's Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        (a)   Information Regarding Equity Compensation Plans

        The following table summarizes certain information relating to equity compensation plans maintained by DNB as of December 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders:
1995 Stock Option Plan	236,438	$15.98	156,144
2004 Incentive Equity and Deferred Compensation Plan	29,200	8.67	177,424
Equity compensation plans not approved by security holders	—	—	—

Total	265,638	$15.18	333,568

        (b)   The balance of the information required herein is incorporated by reference to Page 7 of DNB's Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item 13.        Certain Relationships and Related Transactions and Director Independence

        The information required herein is incorporated by reference to pages 39-40 of DNB's Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item 14.        Principal Accountant Fees and Services

        The information required herein is incorporated by reference to page 44 of DNB's Proxy Statement for the 2012 Annual Meeting of Shareholders.

Part IV

Item 15.        Exhibits, Financial Statement Schedules.

        (a)(1) Financial Statements.

        The consolidated financial statements listed below, together with an opinion of ParenteBeard LLC dated March 22, 2012 for the year ending December 31, 2011 with respect thereto, are set forth beginning at page 50 of this report under Item 8, "Financial Statements and Supplementary Data."

Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition
Consolidated Statements of Income
Consolidated Statements of Stockholders' Equity and Comprehensive Income
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

        (a)(2)    Not applicable

        (a)(3)    Exhibits, pursuant to Item 601 of Regulation S-K.

        The exhibits listed on the Index to Exhibits on pages 98-102 of this report are incorporated by reference or filed or furnished herewith in response to this Item.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNB FINANCIAL CORPORATION
March 22, 2012
	BY:	/s/ WILLIAM S. LATOFF William S. Latoff, Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WILLIAM J. HIEB William J. Hieb, Director, President and Chief Risk & Credit Officer	March 22, 2012
/s/ GERALD F. SOPP Gerald F. Sopp Chief Financial Officer (Principal Accounting Officer)	March 22, 2012
/s/ THOMAS A. FILLIPPO Thomas A. Fillippo Director	March 22, 2012
/s/ GERARD F. GRIESSER Gerard F. Griesser Director	March 22, 2012
/s/ MILDRED C. JOYNER Mildred C. Joyner Director	March 22, 2012
/s/ JAMES J. KOEGEL James J. Koegel Director	March 22, 2012
/s/ JAMES H. THORNTON James H. Thornton Director	March 22, 2012

Index to Exhibits

Exhibit No. Under Item 601 of Regulation S-K
3(i)	Amended and Restated Articles of Incorporation, as amended effective December 8, 2008, filed March 31, 2009 as item 3(i) to Form 10-K for the fiscal year-ended December 31, 2008 (No. 1-34242) and incorporated herein by reference.
(ii)	Bylaws of the Registrant as amended December 8, 2008, filed March 31, 2009 as item 3(ii) to Form 10-K for the fiscal year-ended December 31, 2008 (No. 1-34242) and incorporated herein by reference.
(iii)	Certificate of Designations of Fixed Rate Cumulative Preferred Stock, Series 2008A of DNB Financial Corporation, filed as Exhibit 4.3 to Form 8-K (No. 1-34242) on January 26, 2009 and incorporated herein by reference.
4(a)	Registrant has certain debt obligations outstanding, for none of which do the instruments defining holders rights authorize an amount of securities in excess of 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. Registrant agrees to furnish copies of such agreements to the Commission on request.
(b)	Form of Preferred Stock Certificate to the United States Department of the Treasury, filed as Exhibit 4.4 to Form 8-K (No. 1-34242) on January 30, 2009 and incorporated herein by reference.
(c)	Form of Warrant to Purchase Common Stock to the United States Department of the Treasury, filed as Exhibit 4.5 to Form 8-K (No. 1-34242) on January 30, 2009 and incorporated herein by reference.
(d)	Form of Certificate for 13,000 shares of Non-Cumulative Perpetual Preferred Stock, Series 2011A, $10.00 par value per share of DNB Financial Corporation, filed as Exhibit 99.2 to Form 8-K (No. 1-34242) on August 8, 2011 and incorporated herein by reference.
(e)	Certificate of Designation of Non-Cumulative Perpetual Preferred Stock, Series 2011A, $10.00 par value per share, filed as Exhibit 99.3 to Form 8-K (No. 1-34242) on August 8, 2011 and incorporated herein by reference.
10(a)*	Amended and Restated Change of Control Agreements dated December 20, 2006 between DNB Financial Corporation and DNB First, N.A. and the following executive officers, each in the form filed March 26, 2007 as item 10(a) to Form 10-K for the fiscal year-ended December 31, 2006 (No. 1-34242) and incorporated herein by reference: Bruce E. Moroney, C. Tomlinson Kline III, and Richard J. Hartmann.
(b)**	1995 Stock Option Plan of DNB Financial Corporation (as amended and restated, effective as of April 27, 2004), filed on March 29, 2004 as Appendix A to Registrant's Proxy Statement for its Annual Meeting of Stockholders held April 27, 2004, and incorporated herein by reference.
(c)*	Form of waiver signed by William S. Latoff, William J. Hieb, Gerald F. Sopp, Bruce E. Moroney and Albert J. Melfi, Jr., each dated January 30, 2009, with respect to U.S. Treasury TARP Capital Purchase Program, filed as Exhibit 4.6 to Form 8-K (No. 1-34242) on January 30, 2009 and incorporated herein by reference.

(d)**	DNB Financial Corporation Incentive Equity and Deferred Compensation Plan (As Amended and Restated Effective May 5, 2009), filed March 31, 2009 as Appendix A to Registrant's definitive proxy statement on Schedule 14-A (No. 1-34242) and incorporated herein by reference.
(e)*	Amended and Restated Change of Control Agreement among DNB Financial Corporation, DNB First, N.A. and William S. Latoff, dated December 20, 2006, filed March 26, 2007 as item 10(e) to Form 10-K for the fiscal year-ended December 31, 2006 (No. 1-34242) and incorporated herein by reference.
(f)*	Agreement of Lease dated February 10, 2005 between Headwaters Associates, a Pennsylvania general partnership, as Lessor, and DNB First, National Association as Lessee for a portion of premises at 2 North Church Street, West Chester, Pennsylvania, filed March 10, 2005 as Item 10(l) to Form 10-K for the fiscal year ended December 31, 2004 (No. 1-34242) and incorporated herein by reference, as amended by Addendum to Agreement of Lease dated as of November 15, 2005, filed March 23, 2006 as Item 10(l) to Form 10-K for the fiscal year ended December 31, 2005 (No. 1-34242) and incorporated herein by reference, and as further amended by Second Addendum to Agreement of Lease dated as of May 25, 2006, filed August 14, 2006 as Item 10(l) to Form 10-Q for the fiscal quarter ended June 30, 2006 (No. 1-34242) and incorporated herein by reference, and as further amended by Third Addendum to Agreement of Lease dated as of June 9, 2010, filed August 13, 2010 as Item 10(f) to Form 10-Q for the fiscal quarter ended June 30, 2010 (No. 1-34242) and incorporated herein by reference.
(g)**	Form of Stock Option Agreement for grants prior to 2005 under the Registrant's Stock Option Plan, filed May 11, 2005 as Item 10(n) to Form 10-Q for the fiscal quarter ended March 31, 2005 (No. 1-34242) and incorporated herein by reference.
(h)**	Form of Nonqualified Stock Option Agreement for April 18, 2005 and subsequent grants prior to April 23, 2010 under the Stock Option Plan, filed May 11, 2005 as Item 10(o) to Form 10-Q for the fiscal quarter ended March 31, 2005 (No. 1-34242) and incorporated herein by reference.
(i)	Agreement of Sale dated June 1, 2005 between DNB First, National Association (the "Bank"), as seller, and Papermill Brandywine Company, LLC, a Pennsylvania limited liability company, as buyer ("Buyer") with respect to the sale of the Bank's operations center and an adjunct administrative office (the "Property") and accompanying (i) Agreement of Lease between the Buyer as landlord and the Bank as tenant, pursuant to which the Property will be leased back to the Bank, and (ii) Parking Easement Agreement to provide cross easements with respect to the Property, the Buyer's other adjoining property and the Bank's other adjoining property, filed August 15, 2005 as Item 10(p) to Form 10-Q for the fiscal quarter ended June 30, 2005 (No. 1-34242) and incorporated herein by reference.
(j)	Agreement of Lease dated November 18, 2005 between Papermill Brandywine Company, LLC, a Pennsylvania limited liability company ("Papermill"), as Lessor, and DNB First, National Association as Lessee for the banks operations center and adjunct administrative office, filed March 23, 2006 as Item 10(q) to Form 10-K for the fiscal year ended December 31, 2005 (No. 1-34242) and incorporated herein by reference.

(k)*	Amended and Restated Change of Control Agreement among DNB Financial Corporation, DNB First, N.A. and William J. Hieb, filed May 15, 2007 as Item 10(l) to Form 10-Q for the fiscal quarter ended March 31, 2007 (No. 1-34242) and incorporated herein by reference.
(l)**	Form of Nonqualified Stock Option Agreement for grants on and after December 22, 2005 and prior to April 23, 2010 under the Stock Option Plan, filed March 23, 2006 as Item 10(s) to Form 10-K for the fiscal year ended December 31, 2005 (No. 1-34242) and incorporated herein by reference.
(m)*	Deferred Compensation Plan For Directors of DNB Financial Corporation (adopted effective October 1, 2006), filed November 14, 2006 as Item 10(s) to Form 10-Q for the fiscal quarter ended September 30, 2006 (No. 1-34242) and incorporated herein by reference.
(n)*	DNB Financial Corporation Deferred Compensation Plan (adopted effective October 1, 2006), filed November 14, 2006 as Item 10(t) to Form 10-Q for the fiscal quarter ended September 30, 2006 (No. 1-34242) and incorporated herein by reference.
(o)*	Trust Agreement, effective as of October 1, 2006, between DNB Financial Corporation and DNB First, National Association (Deferred Compensation Plan), filed November 14, 2006 as Item 10(u) to Form 10-Q for the fiscal quarter ended September 30, 2006 (No. 1-34242) and incorporated herein by reference.
(p)*	Change of Control Agreements among DNB Financial Corporation, DNB First, N.A. and each of the following executive officers, each in the form filed March 26, 2007 as item 10(q) to Form 10-K for the fiscal year-ended December 31, 2006 (No. 1-34242) and incorporated herein by reference: Albert J. Melfi, Jr. and Gerald F. Sopp.
(q)*	DNB Financial Corporation Supplemental Executive Retirement Plan for William S. Latoff as amended and restated effective April 1, 2007, filed May 15, 2007 as Item 10(r) to Form 10-Q for the fiscal quarter ended March 31, 2007 (No. 1-34242) and incorporated herein by reference, as further amended by Amendment dated December 8, 2008, filed March 31, 2009 as item 3(r) to Form 10-K for the fiscal year-ended December 31, 2008 (No. 1-34242) and incorporated herein by reference.
(r)*	Trust Agreement effective as of December 20, 2006 between DNB Financial Corporation and DNB First, N.A. (William S. Latoff SERP), filed March 26, 2007 as item 10(s) to Form 10-K for the fiscal year-ended December 31, 2006 (No. 1-34242) and incorporated herein by reference, as modified by Agreement to Terminate Trust dated as of April 1, 2007, filed May 15, 2007 as Item 10(s) to Form 10-Q for the fiscal quarter ended March 31, 2007 (No. 1-34242) and incorporated herein by reference.
(s)*	DNB Offer Letter to Albert J. Melfi, Jr., dated November 10, 2006, filed March 26, 2005 as item 10(t) to Form 10-K for the fiscal year-ended December 31, 2006 (No. 1-34242) and incorporated herein by reference.
(t)*	DNB Offer Letter to Gerald F. Sopp, dated December 20, 2006, filed March 26, 2007 as item 10(u) to Form 10-K for the fiscal year-ended December 31, 2006 (No. 1-34242) and incorporated herein by reference.
(u)**	Form of Restricted Stock Award Agreement dated November, 28, 2007, filed March 28, 2008 as item 10(v) to Form 10-K for the fiscal year-ended December 31, 2007 (No. 1-34242) and incorporated herein by reference.

(v)*	Amendments dated December 16, 2009 to Change of Control Agreements among DNB Financial Corporation, DNB First, N.A. and William S. Latoff, William J. Hieb, Albert J. Melfi, Richard J. Hartman, Gerald F. Sopp and Bruce E. Moroney with respect to compliance with certain provisions of the Emergency Economic Stabilization Act of 2008 ("EESA"), the American Recovery Reinvestment Act of 2009 ("ARRA") and the provisions of the Interim Final Rule on "TARP Standards for Compensation and Corporate Governance" published by the United States Treasury Department ("UST") on June 15, 2009, filed March 26, 2010 as item 10(w) to Form 10-K for the fiscal year ended December 31, 2009 (No. 1-34242) and incorporated herein by reference.
(w)**	Restricted Stock Award Agreement dated April 23, 2010 between DNB Financial Corporation and William S. Latoff, filed August 13, 2010 as Item 10(x) to Form 10-Q for the fiscal quarter ended June 30, 2010 (No. 1-34242) and incorporated herein by reference.
(x)**	Form of Restricted Stock Option Agreement for non-employee directors for awards made on and after April 23, 2010 pursuant to the 1995 Stock Option Plan of DNB Financial Corporation (as amended and restated, effective as of April 27, 2004), filed August 13, 2010 as Item 10(y) to Form 10-Q for the fiscal quarter ended June 30, 2010 (No. 1-34242) and incorporated herein by reference.
(y)**	Form of Restricted Stock Option Agreement for employees for awards made on and after April 23, 2010 pursuant to the 1995 Stock Option Plan of DNB Financial Corporation (as amended and restated, effective as of April 27, 2004), filed August 13, 2010 as Item 10(z) to Form 10-Q for the fiscal quarter ended June 30, 2010 (No. 1-34242) and incorporated herein by reference.
(z)**	Form of Amendment effective April 23, 2010, to the Restricted Stock Award agreements made between James H. Thornton, James J. Koegel, Mildred C. Joyner and Thomas A. Fillippo, non-employee Directors of the registrant, and the registrant on November 28, 2007 and December 17, 2008, filed August 13, 2010 as Item 10(aa) to Form 10-Q for the fiscal quarter ended June 30, 2010 (No. 1-34242) and incorporated herein by reference.
(aa)**	Form of Amendment effective April 23, 2010, to the Restricted Stock Award agreements made between Eli Silberman, a non-employee Director of the registrant, and the registrant on November 28, 2007 and December 17, 2008, filed August 13, 2010 as Item 10(bb) to Form 10-Q for the fiscal quarter ended June 30, 2010 (No. 1-34242) and incorporated herein by reference.
(bb)**	Form of Amendment effective April 23, 2010, to the Restricted Stock Award agreements made between William S. Latoff, William J. Hieb, Albert J. Melfi, Gerald F. Sopp and Bruce E. Moroney, officers of the registrant, and the registrant on November 28, 2007 and December 17, 2008, filed August 13, 2010 as Item 10(cc) to Form 10-Q for the fiscal quarter ended June 30, 2010 (No. 1-34242) and incorporated herein by reference.
(cc)	Securities Purchase Agreement dated as of August 4, 2011, between the Secretary of the Treasury and DNB Financial Corporation, filed as Exhibit 99.1 to Form 8-K (No. 1-34242) on August 8, 2011 and incorporated herein by reference.
(dd)	Letter Agreement dated August 4, 2011 between the Secretary of the Treasury and DNB Financial Corporation, filed as Exhibit 99.4 to Form 8-K (No. 1-34242) on August 8, 2011 and incorporated herein by reference.

(ee)	Warrant Letter Agreement, dated September 21, 2011, between DNB Financial Corporation and the Secretary of the Treasury, filed as Exhibit 10.1 to Form 8-K (No. 1-34242) on September 22, 2011 and incorporated herein by reference.
(ff)*	Form of Amendment to Change of Control Agreement For Named Executive Officers, filed as Exhibit 99.1 to Form 8-K (No. 1-34242) on October 28, 2011 and incorporated herein by reference.
(gg)**	Restricted Stock Award Agreement dated December 12, 2011 between DNB Financial Corporation and William S. Latoff, filed as Item 99.1 to Form 8-K/A (No. 1-34242) on January 6, 2012 and incorporated herein by reference.
11	Registrant's Statement of Computation of Earnings Per Share is set forth in Footnote 12 to Registrant's consolidated financial statements at page 81 of this Form 10-K and is incorporated herein by reference.
14	Code of Ethics as amended and restated effective February 23, 2005, filed March 10, 2005 as Item 10(m) to Form 10-K for the fiscal year ended December 31, 2004 (No. 1-34242) and incorporated herein by reference.
21	List of Subsidiaries, filed herewith
23	Consent of ParenteBeard LLC, filed herewith.
31.1	Rule 13a-14(a)/15d-14 (a) Certification of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a)/15d-14 (a) Certification of Chief Financial Officer, filed herewith.
32.1	Section 1350 Certification of Chief Executive Officer, filed herewith.
32.2	Section 1350 Certification of Chief Financial Officer, filed herewith.
99.1	Certification Pursuant to 12 C.F.R. 30.7(A)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*
Management contract or compensatory plan arrangement.

**
Stockholder approved compensatory plan pursuant to which DNB's Common Stock may be issued to employees of DNB.

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
Boenning & Scattergood, Inc.
800-842-8928
Janney Montgomery Scott, Inc.
800-526-6397
Raymond James Financial, Inc.
800-800-4693

DIRECTORS
William S. Latoff
Chairman and Chief Executive
Officer
Thomas A. Fillippo, Sr.
William J. Hieb
Gerard F. Griesser
Mildred C. Joyner
James J. Koegel
James H. Thornton
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