Form 10-Q
period 2012-03-31
DNB FINANCIAL CORP /PA/
filed 2012-05-11
CIK 713671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: March 31, 2012
or
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 Par Value) (Class)	2,708,335 (Shares Outstanding as of May 11, 2012)

DNB FINANCIAL CORPORATION AND SUBSIDIARY

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
DNB Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition (Unaudited)

	March 31,	December 31,
(Dollars in thousands, except share and per share data)	2012	2011
Assets
Cash and due from banks	$21,790	$32,877
Cash and cash equivalents	21,790	32,877
AFS investment securities (amortized cost of $126,867 and $107,543)	127,478	107,530
HTM investment securities (fair value of $40,370 and $37,681)	39,277	36,427
Total investment securities	166,755	143,957
Loans and leases	409,636	403,684
Allowance for credit losses	(6,142)	(6,164)
Net loans and leases	403,494	397,520
Restricted stock	3,498	3,625
Office property and equipment, net	7,980	7,846
Accrued interest receivable	2,858	2,536
OREO & other repossessed property	3,855	3,974
Bank owned life insurance (BOLI)	8,442	8,383
Core deposit intangible	98	111
Net deferred taxes	3,398	3,614
Other assets	2,796	2,656
Total assets	$624,964	$607,099
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$81,707	$68,371
Interest-bearing deposits:
NOW	159,753	171,321
Money market	122,334	107,368
Savings	47,778	45,250
Time	103,485	105,235
Total deposits	515,057	497,545
Federal Home Loan Bank of Pittsburgh (FHLBP) advances	20,000	20,000
Repurchase agreements	22,737	23,770
Junior subordinated debentures	9,279	9,279
Other borrowings	591	598
Total borrowings	52,607	53,647
Accrued interest payable	403	444
Other liabilities	4,464	4,407
Total liabilities	572,531	556,043
Stockholders’ Equity
Preferred stock, $10.00 par value;
1,000,000 shares authorized; $1,000 liquidation preference per share; 13,000 shares issued	12,966	12,962
Common stock, $1.00 par value;
10,000,000 shares authorized; 2,882,503 issued	2,893	2,891
Treasury stock, at cost; 180,298 and 187,654 shares, respectively	(4,172)	(4,252)
Surplus	35,093	35,060
Retained earnings	6,710	5,871
Accumulated other comprehensive loss, net	(1,057)	(1,476)
Total stockholders’ equity	52,433	51,056
Total liabilities and stockholders’ equity	$624,964	$607,099
See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2012	2011
Interest and Dividend Income:
Interest and fees on loans and leases	$5,505	$5,606
Interest and dividends on investment securities:
Taxable	723	837
Exempt from federal taxes	121	—
Interest on cash and cash equivalents	10	9
Total interest and dividend income	6,359	6,452
Interest Expense:
Interest on NOW, money market and savings	223	297
Interest on time deposits	434	600
Interest on FHLBP advances	211	227
Interest on repurchase agreements	22	37
Interest on junior subordinated debentures	81	80
Interest on other borrowings	20	32
Total interest expense	991	1,273
Net interest income	5,368	5,179
Provision for credit losses	425	426
Net interest income after provision for credit losses	4,943	4,753
Non-interest Income:
Service charges	340	276
Wealth management	233	208
Increase in cash surrender value of BOLI	59	60
Gain on sale of investment securities, net	—	1
Gain on sale of SBA loans	—	131
Other fees	273	285
Total non-interest income	905	961
Non-interest Expense:
Salaries and employee benefits	2,313	2,200
Furniture and equipment	319	331
Occupancy	476	526
Professional and consulting	312	299
Marketing	178	156
Printing and supplies	36	37
FDIC insurance	107	192
PA shares tax	141	129
Telephone and fax	51	48
Other expenses	367	336
Total non-interest expense	4,300	4,254
Income before income taxes	1,548	1,460
Income tax expense	446	445
Net income	$1,102	$1,015
Preferred stock dividends and accretion of discount	128	155
Net income available to common stockholders	$974	$860
Earnings per common share:
Basic	$0.36	$0.32
Diluted	$0.36	$0.32
Cash dividends per share	$0.05	$0.03
Weighted average common shares outstanding:
Basic	2,701,860	2,664,348
Diluted	2,725,682	2,697,985
See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Net income	$1,102	$1,015
Other comprehensive income:
Unrealized holding gains arising during the period, net of tax	413	281
Accretion of discount on AFS to HTM reclassification, net of tax	6	—
Less reclassification for gains included in net income, net of tax	—	(1)
Total other comprehensive income	$419	$280
Total comprehensive income	$1,521	$1,295
See accompanying notes to unaudited consolidated financial statements.

DNB FINANCIAL CORPORATION AND Subsidiary
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Unaudited)
Three Months Ended March 31, 2012 and 2011
 (Dollars in thousands)

	Preferred Stock	Common Stock	Stock Warrants	Treasury Stock	Surplus	Retained Earnings	Accumulated Other Compre- hensive Loss	Total
Balance at January 1, 2012	$12,962	$2,891	$—	$(4,252)	$35,060	$5,871	$(1,476)	$51,056
Net income for three months ended March 31, 2012	—	—	—	—	—	1,102	—	1,102
Accretion of discount on AFS to HTM reclassification, net of tax	—	—	—	—	—	—	6	6
Unrealized gains on AFS securities, net of tax	—	—	—	—	—	—	413	413
SBLF Issuance Costs accretion	4	—	—	—	—	(4)	—	—
Restricted stock compensation expense	—	2	—	—	15	—	—	17
Stock option compensation	—	—	—	—	18	—	—	18
Cash dividends ($.05 per share)	—	—	—	—	—	(135)	—	(135)
Cash dividends-SBLF	—	—	—	—	—	(124)	—	(124)
Sale of treasury shares to 401(k) (5,159 shares)	—	—	—	55	—	—	—	55
Sale of treasury shares to deferred comp. plan (2,197 shares)	—	—	—	25	—	—	—	25
Balance at March 31, 2012	$12,966	$2,893	$—	$(4,172)	$35,093	$6,710	$(1,057)	$52,433
	Preferred Stock	Common Stock	Stock Warrants	Treasury Stock	Surplus	Retained Earnings	Accumulated Other Compre- hensive Loss	Total
Balance at January 1, 2011	$11,541	$2,884	$151	$(4,515)	$35,294	$2,069	$(2,216)	$45,208
Net income for three months ended March 31, 2011	—	—	—	—	—	1,015	—	1,015
Unrealized gains on AFS securities, net of tax	—	—	—	—	—	—	281	281
Less reclassification for gains included in net income, net of tax	—	—	—	—	—	—	(1)	(1)
Preferred stock discount accretion	8	—	—	—	—	(8)	—	—
Restricted stock compensation expense	—	2	—	—	20	—	—	22
Cash dividends ($.03 per share)	—	—	—	—	—	(80)	—	(80)
Cash dividends-Preferred	—	—	—	—	—	(147)	—	(147)
Sale of treasury shares to 401(k) plan (5,143 shares)	—	—	—	54	—	—	—	54
Balance at March 31, 2011	$11,549	$2,886	$151	$(4,461)	$35,314	$2,849	$(1,936)	$46,352

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Cash Flows From Operating Activities:
Net income	$1,102	$1,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	552	638
Provision for credit losses	425	426
Unvested stock amortization	35	22
Net gain on sale of securities	—	(1)
Net loss on sale and write down of OREO and other repossessed property	17	1
Increase in accrued interest receivable	(322)	(229)
(Increase) decrease in other assets	(140)	554
Earnings from investment in BOLI	(59)	(60)
Decrease in accrued interest payable	(41)	(94)
Deferred tax expense	5	—
Increase (decrease) in other liabilities	192	(63)
Net Cash Provided By Operating Activities	1,766	2,209
Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Sales	—	3,335
Maturities, repayments and calls	7,230	7,582
Purchases	(26,812)	(8,010)
Activity in held-to-maturity securities:
Maturities, repayments and calls	1,487	1,040
Purchases	(4,378)	(1,552)
Net decrease in restricted stock	127	155
Net increase in loans and leases	(6,409)	(13,354)
Purchases of property and equipment	(368)	(129)
Proceeds from sale of OREO and other repossessed property	112	12
Net Cash Used By Investing Activities	(29,011)	(10,921)
Cash Flows From Financing Activities:
Net increase in deposits	17,512	14,497
Repayment of FHLBP advances	—	(5,000)
Net decrease in short term repurchase agreements	(1,033)	(2,813)
Decrease in other borrowings	(7)	—
Dividends paid	(394)	(227)
Sale of treasury stock, net	80	54
Net Cash Provided by Financing Activities	16,158	6,511
Net Change in Cash and Cash Equivalents	(11,087)	(2,201)
Cash and Cash Equivalents at Beginning of Period	32,877	26,360
Cash and Cash Equivalents at End of Period	$21,790	$24,159
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,032	$1,367
Income taxes	551	4
Supplemental Disclosure of Non-cash Flow Information:
Transfers from loans and leases to real estate owned and other repossessed property	10	1,966
See accompanying notes to unaudited consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, DNB First, National Association (the "Bank") have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior amounts not affecting net income are reclassified when necessary to conform to current period classifications. The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results which may be expected for the entire year.  The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2011.

Subsequent Events-- Management has evaluated events and transactions occurring subsequent to March 31, 2012 for items that should potentially be recognized or disclosed in these Consolidated Financial Statements. The evaluation was conducted through the date these financial statements were issued.

On April 2, 2012, DNB First, National Association (the “Bank”), the wholly owned subsidiary of DNB Financial Corporation, entered into a Purchase and Assumption Agreement, dated as of April 2, 2012, with Capital Bank, N.A (“Capital Bank”) (the “Agreement”) to acquire certain assets and assume certain liabilities of one full-service branch office of Capital Bank located at 3915 Chichester Avenue, Boothwyn, Pennsylvania (the “Branch Acquisition”).  Under the terms of the Agreement, the Bank will purchase specified assets of the branch, including real estate, furniture and equipment and approximately $17 million of total deposits.  The Branch Acquisition includes the payment of a 0.82%  premium on total deposits.  Additionally, the Branch Acquisition is subject to customary closing conditions, including receipt of applicable regulatory approvals.  The Bank intends to consummate the Branch Acquisition during the second quarter of 2012.

At DNB's Annual Meeting on April 25, 2011, shareholders approved the Board of Directors' recommendation to amend and restate the DNB Financial Corporation Amended and Restated 1995 Stock Option Plan. These amendments increased the amount of shares available for grant under the Plan by 150,000 shares and extended the Plan term by approximately eight years to April 25, 2022.

NOTE 2: INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities, as of the dates indicated, are summarized as follows:

	March 31, 2012
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Held To Maturity
Government Sponsored Entities (GSE) mortgage-backed securities	$13,159	$489	$—	$13,648
Corporate bonds	5,920	13	(132)	5,801
Collateralized mortgage obligations GSE	7,822	121	—	7,943
State and Municipal tax-exempt	12,376	602	—	12,978
Total	$39,277	$1,225	$(132)	$40,370

Available For Sale
US Government agency obligations	$44,249	$138	$(34)	$44,353
GSE mortgage-backed securities	33,489	628	(51)	34,066
Collateralized mortgage obligations GSE	5,838	25	—	5,863
Corporate bonds	36,555	367	(539)	36,383
Asset-backed securities	6,709	90	—	6,799
Equity securities	27	—	(13)	14
Total	$126,867	$1,248	$(637)	$127,478

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

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The table below details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at March 31, 2012 and December 31, 2011.

	March 31, 2012
(Dollars in thousands)	Total Fair Value	Total Unrealized Loss	Fair Value Impaired Less Than 12 Months	Unrealized Loss Less Than 12 Months	Fair Value Impaired More Than 12 Months	Unrealized Loss More Than 12 Months
Held To Maturity
Corporate bonds	$4,241	$(132)	$4,241	$(132)	$—	$—
Total	$4,241	$(132)	$4,241	$(132)	$—	$—

Available For Sale
US Government agency obligations	$5,615	$(34)	$5,615	$(34)	$—	$—
GSE mortgage-backed securities	10,585	(51)	10,585	(51)	—	—
Corporate bonds	20,182	(539)	15,474	(113)	4,708	(426)
Equity securities	14	(13)	—	—	14	(13)
Total	$36,396	$(637)	$31,674	$(198)	$4,722	$(439)

	December 31, 2011
(Dollars in thousands)	Total Fair Value	Total Unrealized Loss	Fair Value Impaired Less Than 12 Months	Unrealized Loss Less Than 12 Months	Fair Value Impaired More Than 12 Months	Unrealized Loss More Than 12 Months
Available For Sale
US Government agency obligations	$1,522	$(1)	$1,522	$(1)	$—	$—
GSE mortgage-backed securities	4,428	(12)	4,428	(12)	—	—
Collateralized mortgage obligations GSE	4,554	(20)	4,554	(20)	—	—
Corporate bonds	18,023	(878)	14,232	(477)	3,791	(401)
Equity securities	12	(15)	—	—	12	(15)
Total	$28,539	$(926)	$24,736	$(510)	$3,803	$(416)

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2012, there were 5 mortgage backed securities, 20 corporate bonds, 3 US Government agency notes, 1 collateralized mortgage obligation and 6 equity securities which were in an unrealized loss position. Twenty-four of these 35 securities did not meet the criteria of having market value loss greater than 10% of book value or had been impaired for more than 12 months. DNB does not intend to sell these securities and management of DNB does not expect to be required to sell any of these securities prior to a recovery of its cost basis. Management does not believe any individual unrealized loss as of March 31, 2012 represents an other-than-temporary impairment. There were 5 corporate bonds and 6 equity securities that were impaired for more than 12 months. Three of the corporate bonds that were impaired for more than 12 months had a market value loss of greater than 10% of book value. DNB reviews its investment portfolio on a quarterly basis judging each investment for other-than-temporary impairment (OTTI). The OTTI analysis focuses on duration and amount a security is below book. As of March 31, 2012, the following securities were reviewed:

Corporate bonds. The unrealized loss on six investments in the Corporate Bond portfolio was caused by interest rate increases and increased spreads in this sector. Some of the bonds have been downgraded since they were purchased. The book value of the five securities is $5.1 million and the unrealized loss is $426,000. Two of the bonds have been impaired for more than twelve months and had a loss less than 10% of the book value. Three of the bonds have been impaired for more than twelve months and had a loss greater than 10% of the book value. The contractual terms of those investments do not permit the issuer to settle these securities at a price less than the amortized cost basis of the investments. Based on this analysis and an evaluation of DNB’s ability and intent to hold these investments for a reasonable period of time sufficient for each security to increase to DNB’s cost, DNB does not intend to sell these investments and it is not more likely than not that DNB will be required to sell the investments before recovery of their cost, DNB does not consider these investments to be other-than-temporarily impaired at March 31, 2012.

Equity securities.  DNB’s investment in six marketable equity securities consist primarily of investments in common stock of community banks in Pennsylvania. The unrealized losses on the six investments in the Equity securities portfolio were all impaired for more than twelve months. The severity and duration of the impairment are driven by higher collateral losses, wider credit spreads, and changes in interest rates within the financial services sector. DNB evaluated the prospects of all issuers in relation to the severity and duration of the impairment. Based on this analysis and an evaluation of DNB’s ability and intent to hold these investments for a reasonable period of time sufficient for each security to increase to DNB’s cost, DNB does not intend to sell these investments and it is not more likely than not that DNB will be required to sell the investments before recovery of their cost, DNB does not consider these investments to be other-than-temporarily impaired at March 31, 2012.

The amortized cost and estimated fair value of investment securities as of March 31, 2012, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid without penalties.

	Held to Maturity		Available for Sale
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$2,565	$2,563
Due after one year through five years	—	—	58,789	58,954
Due after five years through ten years	6,372	6,536	24,030	23,971
Due after ten years	32,905	33,834	41,456	41,976
No stated maturity	—	—	27	14
Total investment securities	$39,277	$40,370	$126,867	$127,478

DNB sold no securities and $3.3 million from the AFS portfolio during the three month period ending March 31, 2012 and 2011, respectively. Gains and losses resulting from investment sales, redemptions or calls were as follows:

	Three Months Ended March 31
(Dollars in thousands)	2012	2011
Gross realized gains-AFS	$—	$1
Net realized gain	$—	$1

At March 31, 2012 and 2011, investment securities with a carrying value of approximately $96 million and $106 million, respectively, were pledged to secure public funds, repurchase agreements, FHLBP advances and for other purposes as required by law.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 NOTE 3: LOANS AND LEASES

The following table sets forth information concerning the composition of total loans and leases outstanding, as of the dates indicated.

(Dollars in thousands)	March 31 2012	Dec. 31 2011
Residential mortgage	$26,516	$26,461
Commercial mortgage	230,722	232,297
Commercial	109,157	101,120
Lease financing	139	191
Consumer	43,102	43,615
Total loans and leases	$409,636	$403,684
Less allowance for credit losses	(6,142)	(6,164)
Net loans and leases	$403,494	$397,520

Included in the loan portfolio are loans for which DNB has ceased the accrual of interest (i.e. non-accrual loans). Loans of approximately $7.2 million and $7.4 million as of March 31, 2012 and December 31, 2011, respectively, were on a non-accrual basis. DNB also had loans of approximately $136,000 and $210,000 that were 90 days or more delinquent, but still accruing, as of March 31, 2012 and December 31, 2011, respectively. If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

	Three Months Ended March 31
(Dollars in thousands)	2012	2011
Interest income which would have been recorded under original terms	$91	$86
Interest income recorded during the year	—	—
Net impact on interest income	$91	$86

NOTE 4: ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses, for the periods indicated, are as follows:

	Three Months Ended March 31
(Dollars in thousands)	2012	2011
Beginning balance	$6,164	$5,884
Provision	425	426
Loans charged off	(463)	(54)
Leases charged off	—	—
Recoveries	16	51
Net charge-offs	(447)	(3)
Ending balance	$6,142	$6,307
Reserve for unfunded loan commitments	$96	$126

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Impaired loans are loans individually evaluated for collectability, and which will probably not be collected in accordance with their contractual terms. Information regarding impaired loans is for the periods indicated is as follows:

	Three Months Ended March 31
(Dollars in thousands)	2012	2011
Total recorded investment	$7,335	$6,917
Impaired loans with a specific allowance	2,114	5,211
Impaired loans without a specific allowance	5,221	1,706
Average recorded investment	7,455	7,120
Specific allowance allocation	826	749
Total cash collected	6	570
Interest income recorded	—	6

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of March 31, 2012 and December 31, 2011:

Age Analysis of Past Due Loans Receivables

					March 31, 2012
							Loans Receivable
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	> 90 Days and Accruing
Residential mortgage	$435	$—	$1,962	$2,397	$24,119	$26,516	$108
Commercial mortgage	937	284	290	1,511	229,211	230,722	—
Commercial:
Commercial term	—	—	202	202	81,853	82,055	—
Commercial construction	2,196	1,874	2,343	6,413	20,689	27,102	—
Lease financing	1	—	60	61	78	139	—
Consumer:
Home equity	223	—	89	312	35,356	35,668	28
Other	—	48	—	48	7,386	7,434	—
Total	$3,792	$2,206	$4,946	$10,944	$398,692	$409,636	$136

					December 31, 2011
							Loans Receivable
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	> 90 Days and Accruing
Residential mortgage	$692	$—	$1,873	$2,565	$23,896	$26,461	$—
Commercial mortgage	257	—	2,324	2,581	229,716	232,297	210
Commercial:
Commercial term	—	54	200	254	76,048	76,302	—
Commercial construction	—	—	312	312	24,506	24,818	—
Lease financing	—	—	61	61	130	191	—
Consumer:
Home equity	175	—	60	235	35,807	36,042	—
Other	15	—	21	36	7,537	7,573	—
Total	$1,139	$54	$4,851	$6,044	$397,640	$403,684	$210
DNB reclassified $2.0 million of  past due loans from commercial mortgage to commercial construction during the three months ended March 31, 2012.

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

Non-Performing Assets

(Dollars in thousands)	March 31, 2012	Dec. 31, 2011
Non-accrual loans:
Residential mortgage	$1,853	$1,873
Commercial mortgage	290	2,114
Commercial	4,839	3,233
Lease financing	61	61
Consumer	150	151
Total non-accrual loans	7,193	7,432
Loans 90 days past due and still accruing	136	210
Troubled debt restructurings	—	—
Total non-performing loans	7,329	7,642
Other real estate owned & other repossessed property	3,855	3,974
Total non-performing assets	$11,184	$11,616
Asset quality ratios:
Non-performing loans to total loans	1.79%	1.89%
Non-performing assets to total assets	1.79	1.91
Allowance for credit losses to:
Total loans and leases	1.50	1.53
Non-performing loans and leases	83.8	80.7

The following tables summarize information in regards to impaired loans by loan portfolio class as of and for three months ended March 31, 2012 and as of and for the year ended December 31, 2011.

Impaired Loans
	March 31, 2012
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential mortgage	$1,995	$2,411	$—	$2,005	$—
Commercial mortgage	207	207	—	104	—
Commercial:
Commercial term	201	566	—	201	—
Commercial construction	2,607	3,468	—	1,459	—
Lease financing	61	74	—	61	—
Consumer	150	151	—	150	—
With allowance recorded:
Residential mortgage	—	—	—	—	—
Commercial mortgage	83	85	45	1,099	—
Commercial:
Commercial term	—	—	—	—	—
Commercial construction	2,031	2,031	781	2,376	—
Lease financing	—	—	—	—	—
Consumer	—	—	—	—	—
Total:
Residential mortgage	1,995	2,411	—	2,005	—
Commercial mortgage	290	292	45	1,203	—
Commercial:
Commercial term	201	566	—	201	—
Commercial construction	4,638	5,499	781	3,835	—
Lease financing	61	74	—	61	—
Consumer	150	151	—	150	—
Total	$7,335	$8,993	$826	$7,455	$—

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within DNB’s internal risk rating system as of March 31, 2012 and December 31, 2011.

Credit Quality Indicators
	March 31, 2012
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Residential mortgage	$24,663	$—	$1,853	$—	$26,516
Commercial mortgage	211,100	14,820	4,802	—	230,722
Commercial:
Commercial term	80,819	586	585	65	82,055
Commercial construction	16,395	—	8,676	2,031	27,102
Lease financing	139	—	—	—	139
Consumer:
Home equity	35,297	—	371	—	35,668
Other	7,434	—	—	—	7,434
Total	$375,847	$15,406	$16,287	$2,096	$409,636

	December 31, 2011
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Residential mortgage	$24,589	$—	$1,872	$—	$26,461
Commercial mortgage	214,086	11,346	4,834	2,031	232,297
Commercial:
Commercial term	74,961	690	586	65	76,302
Commercial construction	17,624	—	7,194	—	24,818
Lease financing	191	—	—	—	191
Consumer:
Home equity	35,976	—	66	—	36,042
Other	7,573	—	—	—	7,573
Total	$375,000	$12,036	$14,552	$2,096	$403,684

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables sets forth the activity in DNB's allowance for credit losses for the three months ended March 31, 2012 and March 31, 2011 and the composition of DNB’s allowance for credit losses as of March 31, 2012 and March 31, 2011.

Allowance for Credit Losses and Recorded Investment in Loans Receivables
(Dollars in thousands)	Commercial	Lease financing	Residential mortgage	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2012	$4,945	$10	$383	$260	$566	$6,164
Charge-offs	(437)	—	(18)	(8)	—	(463)
Recoveries	3	—	5	8	—	16
Provisions	456	(3)	6	13	(47)	425
Ending balance - March 31, 2012	$4,967	$7	$376	$273	$519	$6,142
Ending balance: individually evaluated for impairment	$826	$—	$—	$—	$—	$826
Ending balance: collectively evaluated for impairment	$4,141	$7	$376	$273	$519	$5,316
Loans receivables:
Ending balance	$339,879	$139	$26,516	$43,102		$409,636
Ending balance: individually evaluated for impairment	$5,129	$61	$1,995	$150		$7,335
Ending balance: collectively evaluated for impairment	$334,750	$78	$24,521	$42,952		$402,301
Reserve for unfunded loan commitments	$87	$—	$—	$9		$96

(Dollars in thousands)	Commercial	Lease financing	Residential mortgage	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2011	$4,387	$86	$454	$482	$475	$5,884
Charge-offs	(14)	—	(40)	—	—	(54)
Recoveries	4	1	46	—	—	51
Provisions	95	34	61	4	232	426
Ending balance - March 31, 2011	$4,472	$121	$521	$486	$707	$6,307
Ending balance: individually evaluated for impairment	$562	$63	$124	$—	$—	$749
Ending balance: collectively evaluated for impairment	$3,910	$58	$397	$486	$707	$5,558
Loans receivables:
Ending balance	$331,926	$714	$29,236	$47,625		$409,501
Ending balance: individually evaluated for impairment	$4,813	$272	$1,772	$60		$6,917
Ending balance: collectively evaluated for impairment	$327,113	$442	$27,464	$47,565		$402,584
Reserve for unfunded loan commitments	$109	$—	$—	$17		$126

NOTE 5: EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the treasury stock method and reflects the potential dilution that could occur from the exercise of stock options, and warrants and the unamortized portion of unvested stock awards. Stock options and unvested stock awards for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. Treasury shares are not deemed outstanding for calculations. There were no anti-dilutive stock warrants outstanding, 148,459 anti-dilutive stock options outstanding, and no anti-dilutive stock awards at March 31, 2012. There were no anti-dilutive stock warrants outstanding, 158,975 anti-dilutive stock options outstanding, and no anti-dilutive stock awards at March 31, 2011. See Note 12 for a discussion of stock warrants issued in conjunction with Preferred shares issued to the U.S. Treasury Department as part of the CPP. The following table sets forth the computation of basic and diluted earnings per share:

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31
(In thousands, except per share data)	2012			2011
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Net income available to common stockholders	$974	2,702	$0.36	$860	2,664	$0.32
Diluted EPS
Effect of dilutive common stock awards	—	24	—	—	34	—
Net income available to common stockholders	$974	2,726	$0.36	$860	2,698	$0.32

NOTE 6: OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income for all periods consisted of net income and other comprehensive income (loss) relating to the change in unrealized losses on investment securities available for sale.  Comprehensive income, net of tax, is disclosed in the following table. The effect of pension adjustments will be made during the last quarter of each fiscal year indicated.

(Dollars in thousands)	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Three Months Ended March 31, 2012:
Net Income			$1,102
Other Comprehensive Income:
Unrealized holding gains arising during the period	$624	$(211)	413
Accretion of discount on AFS to HTM reclassification	9	(3)	6
Less reclassification for gains included in net income	—	—	—
Total comprehensive income			$1,521
Three Months Ended March 31, 2011:
Net Income			$1,015
Other Comprehensive Income:
Unrealized holding gains arising during the period	$426	$(145)	281
Accretion of discount on AFS to HTM reclassification	—	—	—
Less reclassification for gains included in net income	(1)	—	(1)
Total comprehensive income			$1,295

The components of accumulated other comprehensive loss included in stockholders’ equity, are as follows:

(Dollars in thousands)	Before-Tax Amount	Tax Effect	Net-of-Tax Amount
March 31, 2012
Net unrealized gain on AFS securities	$611	$(207)	$404
Discount on AFS to HTM reclassification	(83)	28	(55)
Unrealized actuarial losses-pension	(2,131)	725	(1,406)
Total of all items above	$(1,603)	$546	$(1,057)
December 31, 2011
Net unrealized loss on AFS securities	$(13)	$4	$(9)
Discount on AFS to HTM reclassification	(92)	31	(61)
Unrealized actuarial losses-pension	(2,131)	725	(1,406)
Total of all items above	$(2,236)	$760	$(1,476)

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

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

NOTE 8: RECENT ACCOUNTING PRONOUNCEMENTS

In May, 2011, The FASB issued ASU 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, as a result of the FASB and International Accounting Standards Board’s (IASB) goal to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. The provisions of this Update were effective during the interim or annual periods beginning after December 15, 2011, and were applied prospectively.  The adoption of the Update did not have a material effect on the DNB’s consolidated financial statements at the date of adoption.

In December, 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. In response to stakeholder concerns regarding the operational ramifications of the presentation of these reclassifications for current and previous years, the FASB has deferred the implementation date of this provision to allow time for further consideration. The requirement in ASU 2011-05, Presentation of Comprehensive Income, for the presentation of a combined statement of comprehensive income or separate, but consecutive, statements of net income and other comprehensive income is still effective for fiscal years and interim periods beginning after December 15, 2011 for public companies, and fiscal years ending after December 15, 2011 for nonpublic companies. The adoption of ASU No. 2011-05 did not have a material impact on DNB's consolidated financial statements.

NOTE 9: STOCK-BASED COMPENSATION

Stock Option Plan

DNB has a Stock Option Plan for employees and directors. Under the plan, options (both qualified and non-qualified) to purchase a maximum of 643,368 (as adjusted for subsequent stock dividends) shares of DNB’s common stock could be issued to employees and directors. Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years. Vesting of options under the plan is determined by the Plan Committee. There were 155,923 shares available for grant at March 31, 2012. All options with the exception of 44,600 options granted on April 23, 2010 and 44,600 options granted on December 12, 2011 are immediately exercisable. The options granted on April 23, 2010 have a fair value of $100,000 or $2.25 per share, based on a risk free interest rate of 3.273%, a dividend yield of 1.73% and a volatility of 35.564% and are subject to four year cliff vesting. These options, which expire on April 23, 2017 if not exercised or cancelled, have an exercise price of $6.93 per share, and the shares are restricted from resale for two years after exercise. These options are exercisable only at and after such time as the market value of the common stock first equals or exceeds $7.97, which is 115% of the $6.93 exercise price. The options granted on December 12, 2011 have a fair value of $141,000 or $3.17 per share, based on a risk free interest rate of 1.445%, a dividend yield of 1.16% and a volatility of 36.513% and are subject to three year cliff vesting. These options, which expire on December 12, 2018 if not exercised or cancelled, have an exercise price of $10.31 per share, and the shares are restricted from resale for two years after exercise. These options are exercisable only at and after such time as the market value of

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the common stock first equals or exceeds $11.34, which is 110% of the $10.31 exercise price.  DNB expensed $18,000 during the three months ended March 31, 2012 and anticipates additional expense of $50,000 through April 23, 2014 for the options granted on April 23, 2010 and $127,000 through December 12, 2014 for the options granted on December 12, 2011, the dates the options can first be exercised. Stock option activity is indicated below:

	Number Outstanding	Weighted Average Exercise Price
Outstanding January 1, 2012	236,438	$15.98
Issued	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding March 31, 2012	236,438	$15.98

	Number Outstanding	Weighted Average Exercise Price
Outstanding January 1, 2011	203,575	$16.96
Issued	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding March 31, 2011	203,575	$16.96

The weighted-average price and weighted average remaining contractual life for the outstanding options are listed below for the dates indicated.

March 31, 2012
Range of			Weighted Average
Exercise Prices	Number Outstanding	Number Exercisable	Exercise Price	Remaining Contractual Life	Intrinsic Value
$6.93-10.99	88,200	—	$8.64	5.89 years	$493,112
14.00-19.99	81,096	81,096	17.44	2.71 years	—
20.00-22.99	19,101	19,101	22.78	2.73 years	—
23.00-24.27	48,041	48,041	24.27	3.05 years	—
Total	236,438	148,238	$15.98	3.97 years	$493,112

March 31, 2011
Range of			Weighted Average
Exercise Prices	Number Outstanding	Number Exercisable	Exercise Price	Remaining Contractual Life	Intrinsic Value
$6.93-10.99	44,600	—	$6.93	6.07 years	$123,542
11.00-13.99	9,414	9,414	11.16	0.25 years	—
14.00-19.99	82,419	82,419	17.44	3.73 years	—
20.00-22.99	19,101	19,101	22.78	3.73 years	—
23.00-24.27	48,041	48,041	24.27	4.05 years	—
Total	203,575	158,975	$16.96	4.16 years	$123,542

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Share awards granted by the plan were recorded at the date of award based on the market value of shares.  Awards are being amortized to expense over the three-year cliff-vesting period. DNB records compensation expense equal to the value of the shares being amortized.  For the three month period ended March 31, 2012, $18,000 was amortized to expense. For the three month period ended March 31, 2011, $22,000 was amortized to expense. At March 31, 2012, approximately $178,000 in additional compensation will be recognized over the remaining service period of approximately 2.42 years. At March 31, 2012, 177,424 shares were reserved for future grants under the plan.

Stock grant activity is indicated below:

	Shares	Weighted Average Stock Price
Non-vested stock awards—January 1, 2012	29,200	$8.67
Granted	—	—
Forfeited	—	—
Vested	—	—
Non-vested stock awards—March 31, 2012	29,200	$8.67

	Shares	Weighted Average Stock Price
Non-vested stock awards—January 1, 2011	22,750	$7.91
Granted	—	—
Forfeited	—	—
Vested	—	—
Non-vested stock awards—March 31, 2011	22,750	$7.91

NOTE  10:  INCOME TAXES

As of March 31, 2012, the Corporation had no material unrecognized tax benefits or accrued interest and penalties. It is the Corporation’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.  Federal and state tax years 2008 through 2011 were open for examination as of March 31, 2012.

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

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the assets at March 31, 2012 and December 31, 2011 that are recognized on DNB’s balance sheet using fair value measurement determined based on the differing levels of input:

	March 31, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities: US Government agency obligations	$—	$44,353	$—	$44,353
GSE mortgage-backed securities	—	34,066	—	34,066
Collateralized mortgage obligations GSE	—	5,863	—	5,863
Corporate bonds	—	36,383	—	36,383
Asset-backed securities	—	6,799	—	6,799
Equity securities	14	—	—	10
Total assets measured at fair value on a recurring basis	$14	$127,464	$—	$127,478

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$—	$—	$1,288	$1,288
Total assets measured at fair value on a nonrecurring basis	$—	$—	$1,288	$1,288

	December 31, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities: US Government agency obligations	$—	$43,891	$—	$43,891
GSE mortgage-backed securities	—	25,313	—	25,313
Collateralized mortgage obligations GSE	—	6,152	—	6,152
Corporate bonds	—	26,347	—	26,347
Asset-backed securities	—	5,815	—	5,815
Equity securities	12	—	—	12
Total assets measured at fair value on a recurring basis	$12	$107,518	$—	$107,530
Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$—	$—	$3,649	$3,649
OREO and other repossessed property	—	—	100	100
Total assets measured at fair value on a nonrecurring basis	$—	$—	$3,749	$3,749

The following table presents additional information about assets measured at fair value on a nonrecurring basis and for which DNB has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurement

(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)*
March 31, 2012:
Impaired Loans- Commercial	$1,250	Income approach	Capitalization rate	-40%
			Disposal costs	-2%
Impaired Loans- Residential Real Estate	$38	Appraisal of collateral (1)	Disposal costs (2)	-23%

* As of March 31, 2012 there is only 1 loan in each impaired loan type.

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors and disposal costs. The range and weighted average of disposal costs are presented as a percent of the appraisal.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Impaired loans.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $7.3 million at March 31, 2012. Of this, $2.1 million had a valuation allowance of $826,000 and $5.2 million had no valuation allowance as of March 31, 2012. Impaired loans had a carrying amount of $7.6 million at December 31, 2011. Of this, $4.8 million had a valuation allowance of $1.2 million and $2.8 million had no valuation allowance as of December 31, 2011.

Other Real Estate Owned & other repossessed property.  Other real estate owned (“OREO”) consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as OREO and other repossessed property are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. DNB had $3.9 million of such assets at March 31, 2012, which consisted of $3.7 million in OREO and $193,000 in other repossessed property. DNB had $4.0 million of such assets at December 31, 2011, which consisted of $3.8 million in OREO and $212,000 in other repossessed property. Subsequent to the repossession of these assets, DNB did not write down their carrying values during the three month period ending March 31, 2012.

DNB's policy is to recognize transfer between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between level 1 and 2 for the three months ended March 31, 2012.

Below is management’s estimate of the fair value of all financial instruments, whether carried at cost or fair value on the Company’s consolidated balance sheet. The carrying amounts and estimated fair values of financial instruments at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$21,790	$21,790	$21,790	$—	$—
AFS investment securities	127,478	127,478	14	127,464	—
HTM investment securities	39,277	40,370	—	40,370	—
Restricted stock	3,498	3,498	3,498	—	—
Loans and leases, net of allowance	403,494	406,597	—	—	406,597
Accrued interest receivable	2,858	2,858	2,858	—	—
Financial liabilities
Deposits	515,057	516,028	411,572	104,456	—
Repurchase Agreements	22,737	22,737	22,737	—	—
FHLBP advances	20,000	21,979	—	21,979	—
Junior subordinated debentures and other borrowings	9,870	9,138	—	—	9,138
Accrued interest payable	403	403	403	—	—
Off-balance sheet instruments	—	—	—	—	—

	December 31, 2011
(Dollars in thousands)	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$32,877	$32,877
AFS investment securities	107,530	107,530
HTM investment securities	36,427	37,681
Restricted stock	3,625	3,625
Loans and leases, net of allowance	397,520	395,320
Accrued interest receivable	2,536	2,536
Financial liabilities
Deposits	497,545	490,681
Borrowings	44,368	47,094
Junior subordinated debentures	9,279	8,481
Accrued interest payable	444	444
Off-balance sheet instruments	—	—

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

Cash and Cash Equivalents, Accrued Interest Receivable and Accrued Interest Payable  The carrying amounts for short-term investments (cash and cash equivalents) and accrued interest receivable and payable approximate fair value.

Investment Securities  The fair value of investment securities are determined by an independent third party (“preparer”). The preparer’s evaluations are based on market data. They utilize evaluated pricing models that vary by asset and incorporate available trade, bid and other market information. For securities that do not trade on a daily basis, their evaluated pricing applications apply available information such as benchmarking and matrix pricing. The market inputs normally sought in the evaluation of securities include benchmark yields, reported trades, broker/dealer quotes (only obtained from market makers or broker/dealers recognized as market participants), issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data. For certain securities additional inputs may be used or some market inputs may not be applicable. Inputs are prioritized differently on any given day based on market conditions.

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

Restricted Stock  The carrying amount of restricted investment in Federal Home Loan Bank stock, Federal Reserve stock and ACBB stock approximates fair value, and considers the limited marketability of such securities.

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

Deposits The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate money market accounts, savings accounts, and interest checking accounts approximate their fair values at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

 Federal Home Loan Bank of Pittsburgh advances  The fair value of the FHLBP advances is obtained from the FHLB and is calculated by discounting contractual cash flows using an estimated interest rate based on the current rates available for debt of similar remaining maturities and collateral terms.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Repurchase agreements  Fair value approximates the carrying value of such liabilities due to their short-term nature.

Junior subordinated debentures  The fair value for subordinated debentures is calculated using discounted cash flows based upon current market spreads to LIBOR for debt of similar remaining maturities and collateral terms.

Off-balance-sheet Instruments (Disclosed at Cost)  Off-balance-sheet instruments are primarily comprised of loan commitments, which are generally priced at market at the time of funding. Fees on commitments to extend credit and stand-by letters of credit are deemed to be immaterial and these instruments are expected to be settled at face value or expire unused. It is impractical to assign any fair value to these instruments. At March 31, 2012, un-funded loan commitments totaled $55.6 million and stand-by letters of credit totaled $3.0 million. At December 31, 2011, un-funded loan commitments totaled $57.7 million and stand-by letters of credit totaled $4.0 million.

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

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

On September 21, 2011, DNB entered into a letter agreement (the “Warrant Letter Agreement") with the Treasury. Pursuant to the Warrant Letter Agreement, DNB Financial Corporation repurchased from the Treasury the warrant to purchase 186,311 shares of DNB Financial Corporation's common stock issued to Treasury in January 2009 under CPP. DNB Financial Corporation paid a purchase price of $458,000 for the warrant.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF DNB'S BUSINESS AND BUSINESS STRATEGY

DNB Financial Corporation ("DNB" or the "Corporation") is a bank holding company whose bank subsidiary, DNB First, National Association (the “Bank”) is a nationally chartered commercial bank with trust powers, and a member of the FDIC. DNB provides a broad range of banking services to individual and corporate customers through its twelve community offices located throughout Chester and Delaware Counties, Pennsylvania. DNB is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. DNB funds all these activities with retail and business deposits and borrowings. Through its DNB First Wealth Management division, the Bank provides investment management and trust administration services to individuals and non-profit organizations. The Bank and its subsidiary, DNB Investments & Insurance, makes available certain non-depository products and services, such as securities brokerage, mutual funds, life insurance and annuities.

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

Comprehensive 5-Year Plan.  During the second quarter of 2011, management updated the 5-year strategic plan that was designed to reposition its balance sheet and improve core earnings. Through the plan, management will endeavor to expand its loan portfolio through new originations, increased loan participations, as well as strategic loan and lease receivable purchases. Management also plans to reduce the absolute level of borrowings with cash flows from existing loans and investments as well as from new deposit growth. A discussion on DNB’s Key Strategies follows below:

•	Focus on penetrating existing markets to maximize profitability

•	Grow loans and diversify the mix

•	Improve asset quality

•	Reduce long-term borrowings

•	Focus on profitable customer segments

•	Grow and diversify non-interest income, primarily in the wealth management line of business

•	Focus on reducing DNB’s cost of funds by changing DNB’s mix of deposits

•	Focus on cost containment and improving operational efficiencies

Strategic Plan Update. During the quarter ended March 31, 2012, management focused on reducing our composite cost of funds as well as strengthening DNB's net interest margin. The composite cost of funds for the three months ended March 31, 2012 was 0.73% compared to .93% for the same period in 2011. The net interest margin for the three-month period ended March 31, 2012 was 3.75% compared to 3.61% for the same period in 2011. Management continued to actively manage deposits during the quarter to reduce DNB’s cost of funds. Time deposits declined $1.8 million to $103.5 million at March 31, 2012 compared to $105.2 million at December 31, 2011. Transaction and savings accounts increased $19.3 million during the three months ended March 31, 2012. Positive trends were observed for the three months ended March 31, 2012,  in two key business lines that make up total non-interest income. Service charges on deposits increased 23.35% or $65,000 and  fees from the sale of investments and insurance products through our third-party broker-dealer, PrimeVest Financial Services, Inc. and ongoing direct management of investment assets for clients  increased 12.00% or $25,000 when compared to the same period in 2011. Overall however, non-interest income declined $55,000 or 5.70% to $905,000, compared to the same period in 2011,  due primarily to gains on the sale of SBA loans recognized in 2011. Non-interest expense for the three months ended March 31, 2012 showed a modest increase of 1.07% or $46,000, compared to the same period in 2011, reflecting increases in staffing and marketing costs offset by lower occupancy and FDIC insurance costs.

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

MATERIAL CHALLENGES, RISKS AND OPPORTUNITIES

The following is a summary of material challenges, risks and opportunities DNB has faced during the three-month period ended March 31, 2012:

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

Competition In addition to the challenges related to the interest rate environment, community banks in Chester and Delaware Counties have been experiencing increased competition from large regional and international banks entering DNB’s marketplace through mergers and acquisitions. Competition for loans and deposits may negatively affect DNB’s net interest margin. To compensate for the increased competition, DNB, along with other area community banks, has aggressively sought and marketed customers who have been disenfranchised by these mergers. To attract these customers, DNB has introduced new deposit products, such as Mobile Banking, Choice Checking, Credit Cards as well as Executive and employee packages. In addition, DNB has introduced Remote Capture to our commercial customers to expedite their collection of funds.

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

The Dodd-Frank Act expands the base for FDIC insurance assessments, requiring that assessments be based on the average consolidated total assets less tangible equity capital of a financial institution. On February 7, 2011, the FDIC approved a final rule to implement the foregoing provision of the Dodd-Frank Act and to make other changes to the deposit insurance assessment system applicable to insured depository institutions with over $10 billion in assets. Among other things, the final rule eliminates risk categories and the use of long-term debt issuer ratings in calculating risk-based assessments, and instead implements a scorecard method, combining CAMELS ratings and certain forward-looking financial measures to assess the risk an institution poses to the Deposit Insurance Fund. The final rule also revises the assessment rate schedule for large institutions and highly complex institutions to provide assessments ranging from 2.5 to 45 basis points. Except as specifically provided, the final rule took effect for the quarter beginning April 1, 2011, and is reflected in the March 31, 2012 fund balance and the invoices for assessments due March 31, 2012.

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

Material Trends and Uncertainties. The global and U.S. economies are experiencing significantly reduced business activity as a result of disruptions in the financial system during the past three years. The United States, Europe and many other countries across the globe are struggling with too much debt and weaker streams of revenues as a result of recessionary pressures and high unemployment. Dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. Since the Third Federal Reserve District (the "Third District")  November 30, 2011 Beige Book, residential builders have reported mixed results for sales  and hence for their construction activity, depending on the extent of distressed sales activity in their region. Builders reported slower sales in southern New Jersey, where foreclosure rates are the highest and  continued at the same pace in Pennsylvania. Residential brokers reported strong, weather-aided year-over-year sales growth. The outlook among builders and brokers remains somewhat more positive. Nonresidential real estate activity has continued to slowly improve since the November 30, 2011 Beige Book, with few changes. The industrial real estate market remains the strongest, followed by higher education, multifamily residential investment, and activities related to Marcellus shale. Philadelphia's Center City office market is characterized by a continuing trend toward consolidations and a growing trend toward conversions to apartments. The overall outlook for nonresidential real estate remains positive but modest.

As a result of the recession, retail customers may delay borrowing from DNB as unemployment remains high and availability to borrow against equity in primary residences diminishes. In addition, many commercial customers have postponed their capital purchases until they see signs of an improving economy and clear direction from the legislative branch of the government.  Locally, business activity in the Third District has continued to show slow, steady improvement since the November 30, 2011  Beige Book. Overall sentiment improved since the November 30, 2011 Beige Book, manufacturing activity has grown further, and many manufacturing industries have contributed to this growth; however, the pace has slowed slightly. Retail sales continued to grow modestly. Motor vehicle dealers experienced unseasonably strong sales growth during the quarter ended March 31, 2012. Third District banks have reported slight growth in demand and continued strong credit quality since the November 30, 2011 Beige Book. New home construction continued to improve in Pennsylvania but slowed in New Jersey due to the large inventory of distressed homes. Little change was seen in commercial real estate which saw slowly improving markets. Overall, service-sector firms reported continued growth. Price pressures have remained contained for most sectors, with little change from the November 30, 2011 Beige Book.

The Third District business contacts, many of which have business models similar to DNB's small business clients, are  relatively optimistic, similar to the sentiment expressed in the November 30, 2011Beige Book. Manufacturers' expectations for the next six months have changed little and remain relatively high. Retailers continue to expect slow, steady improvement. Auto dealers anticipate continued strong sales; however, they acknowledge that the robust first quarter might shave a little off the typical spring seasonal surge. Banking, real estate, and service-sector firms continue to plan for slow growth in 2012. In general, business plans remained cautious; however, there was a noticeable lack of the litany of risks and uncertainties as expressed by contacts over the last six months.

 Although DNB’s earnings have been  impacted by the general economic conditions, the impact has not been as severe as it has been in many parts of the nation, due to a relatively healthier economic climate in the Third Federal Reserve District and specifically Chester County.  DNB's franchise spans both Chester and Delaware counties in southeastern Pennsylvania. The majority of loans have been made to businesses and individuals in Chester County and the majority of deposits are from businesses and individuals within the County.  According to available census data, Chester County's population has grown at approximately 15.0%, compared to 13.0% for the nation and 3.0% for the Commonwealth of Pennsylvania. The median household income in Chester County is $72,288 and the County's ranks 14th nationally in disposable income. The  unemployment rate stood at 5.8% as of December 2010, compared to a Pennsylvania unemployment rate of 8.1%. Traditionally, the unemployment rate has been the lowest in the surrounding five-county area and it ranks among the lowest unemployment rates in the Commonwealth. Chester County has a civilian labor force of 266,100, with manufacturing jobs representing 23.1% of the workforce and retail shopping comprising 13.8% of the total employment. During the last few years, the County has been able to keep most of its major employers, however some of them have downsized in order to remain competitive. Chester County is home to several Fortune 500 companies. Thirteen Chester County employers have 1,000 employees or more. Of these 13 companies, two companies have more than 5,000 employees.

As the U.S. and local economy moves through a period of reduced business activity and historically high unemployment rates, delinquencies will rise as the value of homes decline and DNB’s borrowers experience financial difficulty due to corporate downsizing, reduced sales, or other negative events which may impact their ability to meet their contractual loan payments. As a result growth in the loan portfolio and continued negative trends in the economy and their impact on our borrowers’ ability to repay their loans, DNB made a $425,000 provision for credit losses during the three months ending March 31, 2012.

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

The Dodd-Frank Act delegates to various federal agencies, including the newly established Consumer Financial Protection Bureau, the task of implementing its many provisions through regulation. Hundreds of new federal regulations, studies and reports addressing all of the major areas of the new law, including the regulation of banks and their holding companies, will be required, ensuring that federal rules and policies in this area will be further developing for months and years to come. Based on the provisions of the Dodd-Frank Act and anticipated implementing regulations, it is highly likely that banks and thrifts as well as their holding companies will be subject to significantly increased regulation and compliance obligations which may result in, among other things, the Bank reducing fees to consumers, implementing additional disclosure requirements, or eliminating certain products altogether.

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

Capital and liquidity standards consistent with Basel III will be formally implemented in the United States through a series of rulemakings. The U.S. bank agencies intend to issue a notice of proposed rulemaking during the first quarter of 2012 and a final rule later in the year that would implement the Basel III capital reforms. While it continues to evaluate the impact of this framework on its operations and reporting, DNB's capital ratios as of March 31, 2012 are well in excess of those minimum ratios proposed by both Basel III and the Federal Reserve.

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

In management's opinion, the most critical accounting policies and estimates impacting DNB's consolidated financial statements are listed below.  These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates.  Changes in such estimates may have a significant impact on the financial statements.  For a complete discussion of DNB's significant accounting policies, see the footnotes to the Consolidated Financial Statements included in DNB's 10-K for the year ended December 31, 2011.

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

Management uses significant estimates to determine the allowance for credit losses.  Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB’s control, management’s estimate of the amount necessary to absorb credit losses and actual credit losses could differ.  DNB’s current judgment is that the allowance for credit losses remains appropriate at March 31, 2012.  For a description of DNB’s accounting policies in connection with its allowance for credit losses, see, “Allowance for Credit Losses”, in Management’s Discussion and Analysis.

Realization of deferred income tax items. Estimates of deferred tax assets and deferred tax liabilities make up the asset category titled “net deferred taxes”.  These estimates involve significant judgments and assumptions by management, which may have a material impact on the carrying value of net deferred tax assets for financial reporting purposes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance would be established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available.  For a more detailed description of these items, refer to Footnote 10 (Federal Income Taxes) to DNB’s consolidated financial statements for the year ended December 31, 2011.

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

FINANCIAL CONDITION

DNB's total assets were $625.0 million at March 31, 2012 compared to $607.1 million at December 31, 2011.  The $17.9 million increase in total assets was primarily attributable to a $22.7 million increase in investment securities, a $6.0 million increase in loans and leases before allowance for credit losses, offset by an $11.1 million decrease in cash and cash equivalents.

Investment Securities. Investment securities at March 31, 2012 were $170.3 million compared to $147.6 million at December 31, 2011. The $22.7 million increase in investment securities was primarily due to purchases of $31.2 million, offset by $8.7 million in sales, principal pay-downs, calls and maturities.

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

Gross Loans and Leases. DNB’s loans and leases increased $6.0 million to $409.6 million at March 31, 2012 compared to $403.7 million at December 31, 2011.  Total commercial loans increased $6.5 million and  residential loans increased $55,000, while consumer loans and commercial leases declined $513,000 and $52,000, respectively.

Deposits. Deposits were $515.1 million at March 31, 2012 compared to $497.5 million at December 31, 2011.  Deposits increased $17.5 million or 3.52% during the three-month period ended March 31, 2012.  Core deposits increased by $19.3 million while time deposits decreased by $1.8 million.

Borrowings. Borrowings were $52.6 million at March 31, 2012 compared to $53.6 million at December 31, 2011.  The decrease of $1.0 million or 1.94% was due to a $1.0 million decrease in repurchase agreements.

Stockholders’ Equity. Stockholders' equity was $52.4 million at March 31, 2012 compared to $51.1 million at December 31, 2011. The increase in stockholders’ equity was primarily a result of year-to-date earnings of $1.1 million and a $419,000, net-of-tax other comprehensive income adjustment for unrealized gains on the securities portfolio. These additions to stockholders equity were partially offset by $135,000 of dividends paid on DNB’s common stock and $124,000 of dividends paid on DNB's Non-Cumulative Perpetual Preferred Stock, Series 2011A. (See Note 12 regarding DNB's participartion in the Capital Purchase Program ("CPP") of the Emergency Economic Stabilization Act of 2008 and the Treasury’s Small Business Lending Fund program (“SBLF”), a $30 billion fund established under the Small Business Jobs Act of 2010.)

On September 21, 2011, DNB entered into a letter agreement (the “Warrant Letter Agreement") with the Treasury. Pursuant to the Warrant Letter Agreement, DNB Financial Corporation repurchased from Treasury the warrant to purchase 186,311 shares of DNB Financial Corporation's common stock issued to the Treasury in January 2009 under CPP. DNB Financial Corporation paid a purchase price of $458,000 for the warrant.

RESULTS OF OPERATIONS
SUMMARY

Net income for the three-month period ended March 31, 2012 was $1.1 million compared to $1.0 million for the same period in 2011.  Diluted earnings per share for the three-month period ended March 31, 2012 was $0.36 compared to $0.32 for the same period in 2011. The $87,000 increase during the three-month period was attributable to a $189,000 increase in net interest income before provision for credit losses and a $1,000 decrease in the provision for credit losses, offset by a $46,000 increase in non-interest expense and a $56,000 decrease in non-interest income.

NET INTEREST INCOME

DNB's earnings performance is primarily dependent upon its level of net interest income, which is the excess of interest income over interest expense.  Interest income includes interest earned on loans, investments and federal funds sold and interest-earning cash, as well as loan fees and dividend income earned on investment securities.  Interest expense includes interest on deposits, FHLBP advances, repurchase agreements, Federal funds purchased and other borrowings.

Net interest income after provision for credit losses for the three-month period ended March 31, 2012 was $4.9 million, compared to $4.8 million for the same period in 2011.  Interest income for the three-month period ended March 31, 2012 was $6.4 million, compared to $6.5 million for the same period in 2011.  The decrease in interest income was primarily attributable to a decrease in interest on loans and leases offset by an increase in interest and dividends on investment securities. Interest expense for the three-month period ended March 31, 2012 was $1.0 million compared to $1.3 million for the same period in 2011.  The decrease in interest expense was primarily attributable to lower rates on interest-bearing liabilities. The composite cost of funds for the three-month period ended March 31, 2012 was .73% compared to .93% for the same period in 2011.  The net interest margin for the three-month period ended March 31, 2012 was 3.75%, compared to 3.61% for the same period in 2011.

Interest on loans and leases was $5.5 million for the three-month period ended March 31, 2012, compared to $5.6 million for the same period in 2011.  The decrease was primarily the result of a lower yield on the portfolio, period over period.  The average balance of loans and leases was $405.2 million with an average yield of 5.45% for the current quarter compared to $404.8 million with an average yield of 5.60% for the same period in 2011.

Interest and dividends on investment securities was $844,000 for the three-month period ended March 31, 2012, compared to $837,000 for the same period in 2011.  The average balance of investment securities was $152.4 million with an average yield of 2.37% for the current quarter compared to $150.7 million with an average yield of 2.22% for the same period in 2011.

Interest on deposits was $657,000 for the three-month period ended March 31, 2012, compared to $897,000 for the same period in 2011.  The average balance of deposits was $494.8 million with an average rate of .53% for the current quarter compared to $497.4 million with an average rate of .73% for the same period in 2011.  The decrease in rate during both periods was primarily attributable to a lower interest rate environment.

Interest on borrowings was $334,000 for the three-month period ended March 31, 2012, compared to $376,000 for the same period in 2011.  The average balance of borrowings was $52.5 million with an average rate of 2.56% for the current quarter compared to $55.8 million with an average rate of 2.73% for the same period in 2010.

ALLOWANCE FOR CREDIT LOSSES

The provision for credit losses for the three month period ended March 31, 2012  was $425,000, compared to $426,000 for the same period in 2011.

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

This analysis is intended to assess the potential for loss within the loan portfolio and to substantiate the adequacy of the allowance. Should the analysis indicate that the allowance is not adequate, management will recommend a provision expense be made in an amount equal to the shortfall derived. In establishing and reviewing the allowance for adequacy, emphasis has been placed on utilizing the methodology prescribed in OCC Bulletin 2006-47. Management believes that the following factors create a comprehensive system of controls in which management can monitor the quality of the loan portfolio. Consideration has been given to the following factors and variables which may influence the risk of loss within the loan portfolio:

•	Changes in the nature and volume of the portfolio and in the terms of loans

•	Changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations

•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses

•	Changes in the experience, ability, and depth of lending management and other relevant staff

•	Changes in the quality of the institution’s loan review system

•
Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments

•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio

•	Changes in the value of underlying collateral for collateral-dependent loans

Portfolio risk includes the levels and trends in delinquencies, impaired loans, changes in the loan rating matrix and trends in volume and terms of loans. Management is satisfied with the stability of the past due and non-performing loans and believes there has been no further decline in the quality of the loan portfolio due to any trend in delinquent or adversely classified loans. In determining the adequacy of the allowance, management considered the deterioration of asset quality in DNB’s commercial mortgage, construction  and residential first mortgage portfolios, which were factors contributing to the increase in the level of allowance during 2011 and 2010. In addition to ordering new appraisals and creating specific reserves on impaired loans, the allowance allocation rates were increased, reflective of delinquency trends which have been caused by continued weakness in the housing markets, falling home equity values, and rising unemployment. New appraisal values we have obtained for existing loans have generally been consistent with trends indicated by Case-Schiller and other indices.

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

There was a $425,000 provision made during the three months ended March 31, 2012, compared to $426,000 during the same period in 2011. DNB’s percentage of allowance for credit losses to total loans and leases was 1.50% at March 31, 2012 compared to 1.53% and 1.54% at December 31, 2011 and March 31, 2011, respectively. Net charge-offs were $447,000, $1.2 million and $3,000 during the three months ended March 31, 2012, year ended December 31, 2011 and three months ended March 31, 2011, respectively. The percentage of net charge-offs to total average loans and leases were 0.11%, 0.29% and 0.00% during the same respective periods. Management believes that the allowance for credit losses is adequate, but continues to monitor it along with other performance metrics including those ratios related to non-performing loans and leases. Management is not aware of any potential problem loans, which were accruing and current at March 31, 2012, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to DNB.

The increase in the allowance for loan loss ratio reflects management’s estimate of the level of inherent losses in the portfolio, which continued to increase during 2011 due to a $5.9 million increase in gross loans, a recessionary economy, continued high unemployment, a weakened housing market and deterioration in income-producing properties.

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

As of March 31, 2012, DNB had $11.2 million of non-performing assets, which included $7.3 million of non-performing or impaired loans and $3.9 million of OREO. Loans are reviewed for impairment in accordance with FASB ASC 310-10-35. Impaired loans can either be secured or unsecured, not including large groups of smaller balance loans that are collectively evaluated. Impairment is measured by the difference between the loan amount and the present value of the future cash flow discounted at the loan’s effective interest rate. Management measures loans for impairment by using the fair value of collateral for collateral dependent loans. In general, management reduces the amount of the appraisal by the estimated cost of acquisition and disposition of the underlying collateral and compares that adjusted value with DNB’s carrying value. As part of the general allowance, DNB reserves at the rate of approximately 6% to 10% on non-performing or impaired loans. DNB establishes a specific valuation allowance on impaired loans that have a collateral shortfall, including estimated costs to sell in comparison to the carrying value of the loan. Of the $7.3 million of impaired loans at March 31, 2012, $2.1 million had a valuation allowance of $826,000 and $5.2 million had no specific allowance above the general allowance as of March 31, 2012. For those impaired loans that management determined that no specific valuation allowance was necessary, management has reviewed the appraisal for each loan and determined that there is no shortfall in the collateral. During the three months ended March 31, 2012, we recognized $444,000 in charge-offs related to impaired loans.  An impaired loan may not represent an expected loss.

We typically order new third-party appraisals or collateral valuations when a loan becomes impaired or is transferred to OREO. This is done within two weeks of a loan becoming impaired or a loan moving to OREO. It generally takes two to eight weeks to receive the appraisals, depending on the type of property being appraised. We recognize any provision or related charge-off within two weeks of receiving the appraisal after the appraisal has been reviewed by DNB. We generally order a new appraisal for all impaired real estate loans having a balance of $100,000 or higher, every twelve months, unless management determines more frequent appraisals are necessary. We use updated valuations when time constraints do not permit a full appraisal process, to reflect rapidly changing market conditions. Because appraisals and updated valuations utilize historical data in reaching valuation conclusions, the appraised or updated value may or may not reflect the actual sales price that we will receive at the time of sale. Management uses the qualitative factor “Changes in the value of underlying collateral for collateral-dependent loans” to calculate any required write-down to mitigate this risk.

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

Analysis of Allowance for Credit Losses
(Dollars in thousands)

	Three Months Ended March 31, 2012	Year Ended December 31, 2011	Three Months Ended March 31, 2011
Beginning balance	$6,164	$5,884	$5,884
Provisions	425	1,480	426
Loans charged off:
Residential mortgage	(18)	(280)	(40)
Commercial	(437)	(768)	(14)
Lease financing	—	(200)	—
Consumer	(8)	(64)	—
Total charged off	(463)	(1,312)	(54)
Recoveries:
Residential mortgage	5	79	46
Commercial	3	9	4
Lease financing	—	3	1
Consumer	8	21	—
Total recoveries	16	112	51
Ending balance	$6,142	$6,164	$6,307

Reserve for unfunded loan commitments	$96	$99	$126

The following table sets forth the composition of DNB’s allowance for credit losses for the periods indicated.

Composition of Allowance for Credit Losses
(Dollars in thousands)

	Three Months Ended March 31, 2012		Year Ended December 31, 2011		Three Months Ended March 31, 2011
	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans
Residential mortgage	$376	6%	$383	6%	$521	7%
Commercial	4,967	83	4,945	83	4,472	81
Lease financing	7	—	10	—	121	—
Consumer	273	11	260	11	486	12
Unallocated	519	—	566	—	707	—
Total	$6,142	100%	$6,164	100%	$6,307	100%

Reserve for unfunded loan commitments	$96	—	$99	—	$126	—

NON-INTEREST INCOME

Non-interest income includes service charges on deposit products; fees received in connection with the sale of non-depository products and services, including fiduciary and investment advisory services offered through DNB First Wealth Management; securities brokerage products and services and insurance products and services offered through DNB Investments & Insurance; and other sources of income such as increases in the cash surrender value of Bank Owned Life Insurance (“BOLI”), net gains on sales of investment securities, SBA loans and other real estate owned (“OREO”) properties. In addition, DNB receives fees for cash management, remote capture, merchant services, debit cards, safe deposit box rentals and similar activities.

Non-interest income for the three-month period ended March 31, 2012 was $905,000, compared to $961,000 for the same period in 2011.  The $56,000 decrease was  primarily due to a prior year gain on the sale of an SBA loan of $132,000 and a decrease in other income of $11,000. These decreases were offset  by a $64,000 increase in service charges on deposits, primarily due to increased NSF fees and a $23,000 increase in DNB Investments and Insurance revenue.

NON-INTEREST EXPENSE

Non-interest expense includes salaries & employee benefits, furniture & equipment, occupancy, professional & consulting fees as well as marketing, printing & supplies, FDIC insurance, PA shares tax and other less significant expense items. DNB continued its focus on expense control and improving operational efficiencies throughout the bank. Non-interest expense for the three-month period ended March 31, 2012 remained flat at $4.3 million when compared to the same period in 2011. There were increases in salary and employee benefits of $113,000, advertising and marketing of $22,000, professional and consulting of $13,000 and PA shares tax of $12,000. The increases were offset by decreases in FDIC insurance of $85,000, occupancy of $50,000 and furniture and equipment of $12,000.

INCOME TAXES

Income tax expense for the three month period ended March 31, 2012 was $446,000 compared to $445,000 for the same period in 2011. The effective tax rate for the three month period ended March 31, 2012 was 28.8% compared to 30.5% for the same period in 2011. During 2012, DNB had higher levels of tax-exempt municipal securities, which contributed to a lower effective tax rate. Income tax expense for each period differs from the amount determined at the statutory rate of 34.0% due to tax-exempt income on loans and investment securities, DNB's ownership of BOLI policies, and tax credits recognized on a low-income housing limited partnership.

ASSET QUALITY

Non-performing assets totaled $11.2 million at March 31, 2012, compared to $11.6 million at December 31, 2011, $11.2 million at March 31, 2011 and $11.5 million at December 31, 2010.  Total non-performing assets decreased $432,000 during the three months ended March 31, 2012. The $432,000 decrease was primarily due to the payoff of one commercial property and the write-down of a commercial loan.  As a result of the decrease in non-performing loans, the non-performing loans to total loans ratio decreased to 1.79% at March 31, 2012, compared to 1.89% at December 31, 2011. The non-performing assets to total assets ratio decreased to 1.79% at March 31, 2012 from 1.91% at December 31, 2011. The allowance to non-performing loans and leases ratio increased from 80.66% at December 31, 2011 to 83.80% at March 31, 2012. DNB continues to work diligently to improve asset quality by adhering to strict underwriting standards and improving lending policies and procedures. Non-performing assets have, and will continue to have, an impact on earnings; therefore management intends to continue working aggressively to reduce the level of such assets.

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

DNB’s Credit Policy Committee monitors the performance of the loan and lease portfolio to identify potential problem assets on a timely basis. Committee members meet to design, implement and review asset recovery strategies, which serve to maximize the recovery of each troubled asset. As of March 31, 2012, DNB had $ 9.0 million of loans classified as substandard, which, although performing at that date, are believed to require increased supervision and review; and may, depending on the economic environment and other factors, become non-performing assets in future periods. The amount of such loans at December 31, 2011 was $9.2 million. The majority of the loans are secured by commercial real estate, with lesser amounts being secured by residential real estate, inventory and receivables.

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

Non-Performing Assets
(Dollars in thousands)

	March 31, 2012	December 31, 2011	March 31, 2011
Non-accrual loans:
Residential mortgage	$1,853	$1,873	$1,669
Commercial mortgage	290	2,114	736
Commercial	4,839	3,233	4,077
Lease financing	61	61	272
Consumer	150	151	60
Total non-accrual loans	7,193	7,432	6,814
Loans 90 days past due and still accruing	136	210	23
Troubled debt restructurings	—	—	—
Total non-performing loans	7,329	7,642	6,837
Other real estate owned & other repossessed property	3,855	3,974	4,338
Total non-performing assets	$11,184	$11,616	$11,175
Asset quality ratios:
Non-performing loans to total loans	1.79%	1.89%	1.67%
Non-performing assets to total assets	1.79	1.91	1.83
Allowance for credit losses to:
Total loans and leases	1.50	1.53	1.54
Non-performing loans and leases	83.8	80.7	92.2

Included in the loan and lease portfolio are loans for which DNB has ceased the accrual of interest.  If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

	Three Months Ended	Year Ended	Three Months Ended
(Dollars in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Interest income which would have been
recorded under original terms	$91	$357	$86
Interest income recorded during the period	—	(36)	—
Net impact on interest income	$91	$321	$86

Impaired loans are measured for impairment using the fair value of the collateral for collateral dependent loans. Information regarding impaired loans is presented as follows:

	At and For the	At and For the	At and For the
	Three Months Ended	Year Ended	Three Months Ended
(Dollars in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Total recorded investment	$7,335	$7,574	$6,917
Impaired loans with a specific allowance	2,114	4,834	5,211
Impaired loans without a specific allowance	5,221	2,740	1,706
Average recorded investment	7,455	7,356	7,120
Specific allowance allocation	826	1,185	749
Total cash collected	6	1,698	570
Interest income recorded	—	59	6

LIQUIDITY AND CAPITAL RESOURCES

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes.  DNB’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding.  As part of its liquidity management, DNB maintains assets that comprise its primary liquidity, which totaled $95.6 million at March 31, 2012 compared to $84.9 million at December 31, 2011.  Primary liquidity includes investments, Federal funds sold and cash and due from banks, less pledged securities.  DNB also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.

 In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs.  Through these relationships, DNB has available credit of approximately $188.8 million.  As a member of the FHLB, we are eligible to borrow up to a specific credit limit which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of March 31, 2012, our Maximum Borrowing Capacity with the FHLB was $171.8 million. The total of our outstanding borrowings from the FHLB on that date was $20.0 million. At March 31, 2012, we also had available $17.0 million of unsecured federal funds lines of credit with other financial institutions as well as $30.0 million of available short or long term funding through the Certificate of Deposit Account Registry Service (CDARS) program. Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

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

At March 31, 2012, DNB had $55.6 million in un-funded loan commitments.  Management anticipates these commitments will be funded by means of normal cash flows. Certificates of deposit greater than or equal to $100,000 scheduled to mature in one year or less from March 31, 2012 totaled $35.0 million.  Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in Federal funds sold or by pay-downs and maturities of loans and investments.

The Corporation and the Bank have each met the definition of “well capitalized” for regulatory purposes on March 31, 2012.  The Bank’s capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of the Corporation’s or the Bank’s overall financial condition or prospects. The Corporation’s capital exceeds the FRB’s minimum leverage ratio requirements for bank holding companies (see additional discussion included in Footnote 17 of DNB’s 10-K).

Under federal banking laws and regulations, DNB and the Bank are required to maintain minimum capital as determined by certain regulatory ratios. Capital adequacy for regulatory purposes, and the capital category assigned to an institution by its regulators, may be determinative of an institution’s overall financial condition.

The following table summarizes data and ratios pertaining to the Corporation and the Bank's capital structure.
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation
March 31, 2012:
Total risk-based capital	$67,929	15.17%	$35,812	8.00%	N/A	N/A
Tier 1 risk-based capital	62,331	13.92	17,906	4.00	N/A	N/A
Tier 1 (leverage) capital	62,331	10.32	24,167	4.00	N/A	N/A
December 31, 2011:
Total risk-based capital	$66,716	15.57%	$34,275	8.00%	N/A	N/A
Tier 1 risk-based capital	61,354	14.32	17,138	4.00	N/A	N/A
Tier 1 (leverage) capital	61,354	10.14	24,205	4.00	N/A	N/A
DNB First, N.A.
March 31, 2012:
Total risk-based capital	$67,869	15.18%	$35,779	8.00%	$44,723	10.00%
Tier 1 risk-based capital	62,271	13.92	17,889	4.00	26,834	6.00
Tier 1 (leverage) capital	62,271	10.31	24,149	4.00	30,186	5.00
December 31, 2011:
Total risk-based capital	$66,692	15.58%	$34,242	8.00%	$42,803	10.00%
Tier 1 risk-based capital	61,330	14.33	17,121	4.00	25,682	6.00
Tier 1 (leverage) capital	61,330	10.14	24,188	4.00	30,235	5.00

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes an Economic Value of Equity ("EVE") model.  The EVE model measures the potential price risk of equity to changes in interest rates and factors in the optionality included on the balance sheet.  EVE analysis is used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points.  The EVE is likely to be different if rates change.  Results falling outside prescribed ranges may require action by management.  At March 31, 2012 and December 31, 2011, DNB's variance in the EVE as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the table below. The change as a percentage of the present value of equity with a 200 basis point increase at March 31, 2012 and  December 31, 2011 was within DNB’s negative 25% guideline.

(Dollars in thousands)	March 31, 2012					December 31, 2011

Change in rates	Flat	-200	bp	+200	bp	Flat	-200	bp	+200	bp
EVE	$55,922	$52,249		$48,892		$54,877	$51,041		$49,134
Change		(3,673)		(7,030)			(3,836)		(5,743)
Change as % of assets		(0.6%)		(1.1%)			(0.6)%		(0.9)%
Change as % of PV equity		(6.6%)		(12.6%)			(7.0)%		(10.5)%

ITEM 4T- CONTROLS AND PROCEDURES

DNB’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2012, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that DNB’s current disclosure controls and procedures are effective.

Management of DNB is responsible for establishing and maintaining adequate internal control over financial reporting for DNB, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  There was no change in DNB’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, DNB’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed under “Part I – Item 1A – Risk Factors” in the Corporation’s 2011 Annual Report, as supplemented and updated by the discussion below.

Downgrades in U.S. Government and federal agency securities could adversely affect the Corporation--The full and ultimate impact of the downgrade by Standard & Poor's of the U.S. Government and federal agency (including the FHLB) from an AAA to an AA+ credit rating is currently unknown.  However, in addition to causing economic and financial market disruptions, the recent downgrade, and any future downgrades and/or failures to raise the U.S. debt limit if necessary in the future, could, among other things, materially adversely affect the market value of the U.S. and other government and governmental agency securities that we hold, the availability of those securities as collateral for borrowing, and our ability to access capital markets on favorable terms, as well as have other material adverse effects on the operation of our business and our financial results and condition. The downgrade could further have material adverse impacts on financial and banking markets and economic conditions in the United States and throughout the world and, in turn, the market’s anticipation of these impacts could have a material adverse effect on business, financial condition and liquidity. In particular, it could increase interest rates and disrupt payment systems, money markets, and long-term or short-term fixed income markets, adversely affecting the cost and availability of funding, which could negatively affect profitability. Also, the adverse consequences as a result of the downgrade could extend to the borrowers of the loans the Bank makes and, as a result, could adversely affect its borrowers’ ability to repay their loans. These consequences could be exacerbated if other statistical rating agencies, particularly Moody’s and Fitch, decide to downgrade the U.S. Government’s credit rating in the future, or if the U.S. defaults on any of its obligations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended March 31, 2012. The following table provides information on repurchases by DNB of its common stock in each month of the quarter ended March 31, 2012:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2012 – January 31, 2012	—	$—	—	63,016
February 1, 2012 – February 29, 2012	—	—	—	63,016
March 1, 2012 – March 31, 2012	—	—	—	63,016
Total	—	$—	—

On July 25, 2001, DNB authorized the buyback of up to 175,000 shares of its common stock over an indefinite period. On August 27, 2004, DNB increased the buyback from 175,000 to 325,000 shares of its common stock over an indefinite period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K.

The exhibits listed on the Index to Exhibits on pages 45-48 of this report are incorporated by reference and filed or furnished herewith in response to this Item.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNB FINANCIAL CORPORATION

May 11, 2012	BY:	/s/ William S. Latoff
William S. Latoff, Chairman of the Board and Chief Executive Officer

May 11, 2012	BY:	/s/ Gerald F. Sopp
Gerald F. Sopp, Chief Financial Officer and Executive Vice President

Index to Exhibits

Exhibit No. Under Item 601 of Regulation S-K
2	(i)
Purchase and Assumption Agreement, by and between DNB First, National Association, the wholly owned subsidiary of DNB Financial Corporation and Capital Bank, National Association, dated as of April 2, 2012 filed as Exhibit 2.1 to Form 8-K (No. 1-34242) on April 4, 2012 and incorporated herein by reference.

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

11		Registrant’s Statement of Computation of Earnings Per Share is set forth in Footnote 5 to Registrant's consolidated financial statements of this Form 10-Q and is incorporated herein by reference.
14
Code of Ethics as amended and restated effective February 23, 2005, filed March 10, 2005 as Item 10(m) to Form 10-K for the fiscal year ended December 31, 2004 (No. 1-34242) and incorporated herein by reference.

31.1		Rule 13a-14(a)/15d-14 (a) Certification of Chief Executive Officer, filed herewith.
31.2		Rule 13a-14(a)/15d-14 (a) Certification of Chief Financial Officer, filed herewith.
32.1		Section 1350 Certification of Chief Executive Officer, filed herewith.
32.2		Section 1350 Certification of Chief Financial Officer, filed herewith.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
	*	Management contract or compensatory plan arrangement.
	**	Stockholder approved compensatory plan pursuant to which DNB’s Common Stock may be issued to employees of DNB.