Form 10-Q
period 2012-06-30
DNB FINANCIAL CORP /PA/
filed 2012-08-10
CIK 713671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: June 30, 2012
or
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 Par Value) (Class)	2,714,561 (Shares Outstanding as of August 9, 2012)

DNB FINANCIAL CORPORATION AND SUBSIDIARY

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
DNB Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition (Unaudited)

	June 30,	December 31,
(Dollars in thousands, except share and per share data)	2012	2011
Assets
Cash and due from banks	$16,386	$32,877
Cash and cash equivalents	16,386	32,877
AFS investment securities (amortized cost of $127,038 and $107,543)	127,701	107,530
HTM investment securities (fair value of $57,384 and $37,681)	56,013	36,427
Total investment securities	183,714	143,957
Loans and leases	407,205	403,684
Allowance for credit losses	(6,214)	(6,164)
Net loans and leases	400,991	397,520
Restricted stock	3,468	3,625
Office property and equipment, net	8,534	7,846
Accrued interest receivable	2,645	2,536
OREO & other repossessed property	3,776	3,974
Bank owned life insurance (BOLI)	8,501	8,383
Core deposit intangible	215	111
Net deferred taxes	3,378	3,614
Other assets	2,479	2,656
Total assets	$634,087	$607,099
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$87,729	$68,371
Interest-bearing deposits:
NOW	160,191	171,321
Money market	118,431	107,368
Savings	56,420	45,250
Time	103,807	105,235
Total deposits	526,578	497,545
Federal Home Loan Bank of Pittsburgh (FHLBP) advances	20,000	20,000
Repurchase agreements	18,586	23,770
Junior subordinated debentures	9,279	9,279
Other borrowings	584	598
Total borrowings	48,449	53,647
Accrued interest payable	433	444
Other liabilities	4,895	4,407
Total liabilities	580,355	556,043
Stockholders’ Equity
Preferred stock, $10.00 par value;
1,000,000 shares authorized; $1,000 liquidation preference per share; 13,000 issued	12,970	12,962
Common stock, $1.00 par value;
10,000,000 shares authorized; 2,882,503 issued	2,895	2,891
Treasury stock, at cost; 174,167 and 187,654 shares, respectively	(4,087)	(4,252)
Surplus	35,127	35,060
Retained earnings	7,844	5,871
Accumulated other comprehensive loss, net	(1,017)	(1,476)
Total stockholders’ equity	53,732	51,056
Total liabilities and stockholders’ equity	$634,087	$607,099
See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands, except per share data)	2012	2011	2012	2011
Interest Income:
Interest and fees on loans and leases	$5,555	$5,675	$11,060	$11,281
Interest and dividends on investment securities:
Taxable	861	939	1,584	1,776
Exempt from federal taxes	122	1	243	1
Interest on cash and cash equivalents	10	19	20	28
Total interest and dividend income	6,548	6,634	12,907	13,086
Interest Expense:
Interest on NOW, money market and savings	232	280	455	577
Interest on time deposits	403	584	837	1,184
Interest on FHLB advances	211	211	422	438
Interest on repurchase agreements	19	39	41	76
Interest on junior subordinated debentures	82	76	163	156
Interest on other borrowings	20	21	40	53
Total interest expense	967	1,211	1,958	2,484
Net interest income	5,581	5,423	10,949	10,602
Provision for credit losses	475	426	900	852
Net interest income after provision for credit losses	5,106	4,997	10,049	9,750
Non-interest Income:
Service charges	329	265	669	541
Wealth management	234	221	467	429
Increase in cash surrender value of BOLI	59	60	118	120
Gain on sale of investment securities, net	79	1	79	2
Gain on sale of SBA loans	158	93	158	225
Other fees	299	307	572	591
Total non-interest income	1,158	947	2,063	1,908
Non-interest Expense:
Salaries and employee benefits	2,174	2,145	4,487	4,345
Furniture and equipment	316	319	635	650
Occupancy	463	447	939	973
Professional and consulting	306	264	618	563
Advertising and marketing	137	191	315	347
Printing and supplies	65	45	101	82
FDIC insurance	126	117	233	309
PA shares tax	141	129	283	258
Telephone and fax	54	54	105	102
Other expenses	493	381	859	717
Total non-interest expense	4,275	4,092	8,575	8,346
Income before income tax expense	1,989	1,852	3,537	3,312
Income tax expense	589	564	1,035	1,009
Net income	$1,400	$1,288	$2,502	$2,303
Preferred stock dividends and accretion of discount	130	154	258	309
Net income available to Common Shareholders	$1,270	$1,134	$2,244	$1,994
Earnings per common share:
Basic	$0.47	$0.43	$0.83	$0.75
Diluted	$0.46	$0.42	$0.82	$0.74
Cash dividends per common share	$0.05	$0.03	$0.10	$0.06
Weighted average common shares outstanding:
Basic	2,707,662	2,670,406	2,704,816	2,667,394
Diluted	2,735,808	2,689,998	2,730,800	2,692,813
See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2012	2011	2012	2011
Net income	$1,400	$1,288	$2,502	$2,303
Other Comprehensive Income:
Unrealized holding gains arising during the period
Before tax amount	131	1,942	755	2,367
Tax effect	(45)	(660)	(256)	(805)
Net of tax	86	1,282	499	1,562
Discount on AFS to HTM reclassification
Before tax amount	—	(116)	—	(116)
Tax effect	—	39	—	39
Net of tax	—	(77)	—	(77)
Accretion of discount on AFS to HTM reclassification
Before tax amount	9	1	18	1
Tax effect	(3)	—	(6)	—
Net of tax	6	1	12	1
Less reclassification for gains included in net income
Before tax amount	(79)	(1)	(79)	(2)
Tax effect	27	—	27	1
Net of tax	(52)	(1)	(52)	(1)
Total other comprehensive income	40	1,205	459	1,485
Total comprehensive income	$1,440	$2,493	$2,961	$3,788

Consolidated Statement of Accumulated Other Comprehensive Income (Unaudited) (Not a basic financial statement)
(Dollars in thousands)	Before-Tax Amount	Tax Effect	Net-of-Tax Amount
June 30, 2012
Net unrealized gain on AFS securities	$663	$(225)	$438
Discount on AFS to HTM reclassification	(74)	25	(49)
Unrealized actuarial losses-pension	(2,131)	725	(1,406)
Total of all items above	$(1,542)	$525	$(1,017)
December 31, 2011
Net unrealized loss on AFS securities	$(13)	$4	$(9)
Discount on AFS to HTM reclassification	(92)	31	(61)
Unrealized actuarial losses-pension	(2,131)	725	(1,406)
Total of all items above	$(2,236)	$760	$(1,476)

See accompanying notes to unaudited consolidated financial statements.

DNB FINANCIAL CORPORATION AND Subsidiary
Consolidated Statements of Stockholders’ Equity (Unaudited)
(Dollars in thousands)

	Preferred Stock	Common Stock	Stock Warrants	Treasury Stock	Surplus	Retained Earnings	Accumulated Other Compre- hensive Loss	Total
Balance at January 1, 2012	$12,962	$2,891	$—	$(4,252)	$35,060	$5,871	$(1,476)	$51,056
Net income for six months ended June 30, 2012	—	—	—	—	—	2,502	—	2,502
Accretion of discount on AFS to HTM reclassification	—	—	—	—	—	—	12	12
Unrealized gains on AFS securities, net	—	—	—	—	—	—	447	447
SBLF Issuance Costs accretion	8	—	—	—	—	(8)	—	—
Restricted stock compensation expense	—	4	—	—	32	—	—	36
Stock option compensation	—	—	—	—	35	—	—	35
Cash dividends ($.10 per share)	—	—	—	—	—	(271)	—	(271)
Cash dividends-Preferred	—	—	—	—	—	(250)	—	(250)
Sale of treasury shares to 401(k) (9,045 shares)	—	—	—	111	—	—	—	111
Sale of treasury shares to deferred comp plan (4,360 shares)	—	—	—	54	—	—	—	54
Balance at June 30, 2012	$12,970	$2,895	$—	$(4,087)	$35,127	$7,844	$(1,017)	$53,732
	Preferred Stock	Common Stock	Stock Warrants	Treasury Stock	Surplus	Retained Earnings	Accumulated Other Compre- hensive Loss	Total
Balance at January 1, 2011	$11,541	$2,884	$151	$(4,515)	$35,294	$2,069	$(2,216)	$45,208
Net income for six months ended June 30, 2011	—	—	—	—	—	2,303	—	2,303
Accretion of discount on AFS to HTM reclassification	—	—	—	—	—	—	1	1
Unrealized gains on AFS securities, net	—	—	—	—	—	—	1,484	1,484
Preferred stock discount accretion	15	—	—	—	—	(15)	—	—
Restricted stock compensation expense	—	4	—	—	26	—	—	30
Stock option compensation	—	—	—	—	13	—	—	13
Cash dividends ($.06 per share)	—	—	—	—	—	(160)	—	(160)
Cash dividends-Preferred	—	—	—	—	—	(294)	—	(294)
Sale of treasury shares to 401(k) (10,906 shares)	—	—	—	111	—	—	—	111
Balance at June 30, 2011	$11,556	$2,888	$151	$(4,404)	$35,333	$3,903	$(731)	$48,696

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2012	2011
Cash Flows From Operating Activities:
Net income	$2,502	$2,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	956	1,198
Provision for credit losses	900	852
Unvested stock amortization	71	43
Net gain on sale of securities	(79)	(2)
Net loss on sale and write down of OREO and other repossessed property	17	1
Earnings from investment in BOLI	(118)	(120)
Deferred tax expense	(24)	—
Proceeds from sales of SBA loans	3,013	2,890
SBA loans originated for sale	(2,855)	(2,665)
Gain on sale of SBA loans	(158)	(225)
Increase in accrued interest receivable	(109)	(109)
(Increase) decrease in other assets	78	886
Decrease in accrued interest payable	(6)	(59)
Increase (decrease) in other liabilities	623	(560)
Net Cash Provided By Operating Activities	4,811	4,433
Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Sales	9,822	15,762
Maturities, repayments and calls	21,474	19,895
Purchases	(51,253)	(27,944)
Activity in held-to-maturity securities:
Sales	248	—
Maturities, repayments and calls	2,960	2,666
Purchases	(22,839)	(13,932)
Net decrease in restricted stock	157	303
Net increase in loans and leases	(4,315)	(23,576)
Net purchases of property and equipment, less proceeds from disposals	(464)	(279)
Proceeds from sale of OREO and other repossessed property	191	424
Cash received in connection with acquisition of branch, net of cash used	15,234	—
Net Cash Used By Investing Activities	(28,785)	(26,681)
Cash Flows From Financing Activities:
Net increase in deposits	13,172	25,874
Repayment of FHLBP advances	—	(5,000)
Net (decrease) increase in short term repurchase agreements	(5,184)	5,847

Decrease in other borrowings	(14)	(11)
Dividends paid	(656)	(454)
Sale of treasury stock, net	165	111
Net Cash Provided by Financing Activities	7,483	26,367
Net Change in Cash and Cash Equivalents	(16,491)	4,119
Cash and Cash Equivalents at Beginning of Period	32,877	26,360
Cash and Cash Equivalents at End of Period	$16,386	$30,479
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,969	$2,543
Income taxes	551	1,159
Supplemental Disclosure of Non-cash Flow Information:
Transfers from loans and leases to real estate owned and other repossessed property	10	—
Transfers of securities from AFS to HTM at fair value (amortized cost of $20,228)	—	20,112
Acquisition adjustments to fair value:
Core deposits intangible	(130)	—
Accrued interest payable	5	—
Loans and leases	66	—
Property and Equipment	686	—
Deposits	(15,861)	—
See accompanying notes to unaudited consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, DNB First, National Association (the "Bank") have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior amounts not affecting net income are reclassified when necessary to conform to current period classifications. The results of operations for the three month and six month periods ended June 30, 2012 are not necessarily indicative of the results which may be expected for the entire year.  The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2011.

Subsequent Events-- Management has evaluated events and transactions occurring subsequent to June 30, 2012 for items that should potentially be recognized or disclosed in these Consolidated Financial Statements. The evaluation was conducted through the date these financial statements were issued.

NOTE 2: BRANCH PURCHASE

On April 2, 2012, the Bank entered into a Purchase and Assumption Agreement with Capital Bank, National Association to acquire certain assets and assume certain liabilities of one full-service branch office of Capital Bank located in Boothwyn, Pennsylvania (the "Branch Acquisition").

The Bank consummated the Branch Acquisition on June 11, 2012.  The Bank purchased specified assets of the branch, including personal loans totaling $66,000, real estate, furniture and equipment totaling $670,000 and  assumed approximately $15.9 million of deposits.  The Branch Acquisition includes the payment to Capital Bank of $130,000 or a 0.82%  premium on the deposits.

NOTE 3: INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities, as of the dates indicated, are summarized as follows:

	June 30, 2012
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Held To Maturity
US Government agency obligations	$7,154	$149	$—	$7,303
Government Sponsored Entities (GSE) mortgage-backed securities	11,919	524	—	12,443
Corporate bonds	6,535	65	(94)	6,506
Collateralized mortgage obligations GSE	8,314	179	—	8,493
State and municipal tax-exempt	22,091	548	—	22,639
Total	$56,013	$1,465	$(94)	$57,384

Available For Sale
US Government agency obligations	$39,808	$81	$(33)	$39,856
GSE mortgage-backed securities	30,968	683	—	31,651
Collateralized mortgage obligations GSE	6,535	19	(21)	6,533
Corporate bonds	38,904	263	(397)	38,770
State and municipal tax-exempt	1,112	—	(7)	1,105
Asset-backed securities	9,684	89	(1)	9,772
Equity securities	27	—	(13)	14
Total	$127,038	$1,135	$(472)	$127,701

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

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The table below details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at June 30, 2012 and December 31, 2011.

	June 30, 2012
(Dollars in thousands)	Total Fair Value	Total Unrealized Loss	Fair Value Impaired Less Than 12 Months	Unrealized Loss Less Than 12 Months	Fair Value Impaired More Than 12 Months	Unrealized Loss More Than 12 Months
Held To Maturity
Corporate bonds	$4,895	$(94)	$4,895	$(94)	$—	$—
Total	$4,895	$(94)	$4,895	$(94)	$—	$—

Available For Sale
US Government agency obligations	$13,041	$(33)	$13,041	$(33)	$—	$—
Collateralized mortgage obligations GSE	4,211	(21)	4,211	(21)	—	—
Corporate bonds	18,147	(397)	9,850	(52)	8,297	(345)
State and municipal tax-exempt	304	(7)	304	(7)	—	—
Asset-backed securities	2,959	(1)	2,959	(1)	—	—
Equity securities	14	(13)	—	—	14	(13)
Total	$38,676	$(472)	$30,365	$(114)	$8,311	$(358)

	December 31, 2011
(Dollars in thousands)	Total Fair Value	Total Unrealized Loss	Fair Value Impaired Less Than 12 Months	Unrealized Loss Less Than 12 Months	Fair Value Impaired More Than 12 Months	Unrealized Loss More Than 12 Months
Available For Sale
US Government agency obligations	$1,522	$(1)	$1,522	$(1)	$—	$—
GSE mortgage-backed securities	4,428	(12)	4,428	(12)	—	—
Collateralized mortgage obligations GSE	4,554	(20)	4,554	(20)	—	—
Corporate bonds	18,023	(878)	14,232	(477)	3,791	(401)
Equity securities	12	(15)	—	—	12	(15)
Total	$28,539	$(926)	$24,736	$(510)	$3,803	$(416)

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2012, there were 21 corporate bonds, eight U.S. agency obligations, two collateralized mortgage obligations, one tax-exempt municipality, one asset-backed security, and six equity securities which were in an unrealized loss position. Twenty-five of these 39 securities did not meet the criteria of having market value loss greater than 10% of book value or had been impaired for more than 12 months. DNB does not intend to sell these securities and management of DNB does not expect to be required to sell any of these securities prior to a recovery of its cost basis. Management does not believe any individual unrealized loss as of June 30, 2012 represents an other-than-temporary impairment. There were 8 corporate bonds and 6 equity securities that were impaired for more than 12 months. One of the corporate bonds that were impaired for more than 12 months had a market value loss greater than 10% of book value. DNB reviews its investment portfolio on a quarterly basis judging each investment for other-than-temporary impairment (OTTI). The OTTI analysis focuses on duration and amount by which a security is below book. As of June 30, 2012, the following securities were reviewed:

Corporate Securities The unrealized loss on eight investments in the Corporate Bond portfolio was caused by a number of factors. Some of the bonds have had downgrades since they were purchased. Some of the Corporates have been affected by the market's perception of the impact of sovereign debit holdings and spreads on the financial sector have widened since they were purchased. The book value of the eight securities is $8.6 million and the unrealized loss is $345,000 or 4.0%. Seven of the bonds have been impaired for more than twelve months and have a loss less than 10% of the book value. One of the bonds has been impaired for more than twelve months and has a loss greater than 10% of the book value. The contractual terms of those investments do not permit the issuer to settle these securities at a price less than the par value of the investments. Based on this analysis and an evaluation of DNB’s ability and intent to hold these securities for a reasonable period of time sufficient for each security to increase to DNB’s cost, DNB does not intend to sell these securities and it is not more likely than not that DNB will be required to sell the securities before recovery of their cost, DNB does not consider these securities to be other-than-temporarily impaired at June 30, 2012.

Equity securities.  DNB’s investment in six marketable equity securities consists primarily of securities in common stock of community banks in Pennsylvania. The unrealized losses on the six securities in the equity securities portfolio were all impaired for more than twelve months. The severity and duration of the impairment are driven by higher collateral losses, wider credit spreads, and changes in interest rates within the financial services sector. DNB evaluated the prospects of all issuers in relation to the severity and duration of the impairment. Based on this analysis and an evaluation of DNB’s ability and intent to hold these securities for a reasonable period of time sufficient for each security to increase to DNB’s cost, DNB does not intend to sell these securities and it is not more likely than not that DNB will be required to sell the securities before recovery of their cost, DNB does not consider these securities to be other-than-temporarily impaired at June 30, 2012.

The amortized cost and estimated fair value of investment securities as of June 30, 2012, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid without penalties.

	Held to Maturity		Available for Sale
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$2,541	$2,541
Due after one year through five years	32	32	54,368	54,454
Due after five years through ten years	23,530	23,892	26,448	26,388
Due after ten years	32,451	33,460	43,654	44,304
No stated maturity	—	—	27	14
Total investment securities	$56,013	$57,384	$127,038	$127,701

DNB sold $9.8 million and $15.8 million from the Available For Sale portfolio during the three month periods ending June 30, 2012 and 2011, respectively. Gains and losses resulting from investment sales, redemptions or calls were as follows:

	Six Months Ended June 30
(Dollars in thousands)	2012	2011
Gross realized gains-AFS	$85	$85
Gross realized losses-AFS	(6)	(83)
Net realized gain	$79	$2

At June 30, 2012 and 2011, investment securities with a carrying value of approximately $92 million and $128 million, respectively, were pledged to secure public funds, repurchase agreements  and for other purposes as required by law.

 DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4: LOANS AND LEASES

The following table sets forth information concerning the composition of total loans and leases outstanding, as of the dates indicated.

(Dollars in thousands)	June 30 2012	Dec. 31 2011
Residential mortgage	$26,051	$26,461
Commercial mortgage	243,383	232,297
Commercial	94,916	101,120
Lease financing	101	191
Consumer	42,754	43,615
Total loans and leases	$407,205	$403,684
Less allowance for credit losses	(6,214)	(6,164)
Net loans and leases	$400,991	$397,520

Included in the loan portfolio are loans for which DNB has ceased the accrual of interest (i.e. non-accrual loans). Loans of approximately $9.0 million and $7.4 million as of June 30, 2012 and December 31, 2011, respectively, were on a non-accrual basis. DNB also had loans of approximately $0 and $210,000 that were 90 days or more delinquent, but still accruing, as of June 30, 2012 and December 31, 2011, respectively. If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

	Six Months Ended June 30
(Dollars in thousands)	2012	2011
Interest income which would have been recorded under original terms	$224	$165
Interest income recorded during the period	(34)	—
Net impact on interest income	$190	$165

NOTE 5: ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses, for the periods indicated, are as follows:

	Six Months Ended June 30
(Dollars in thousands)	2012	2011
Beginning balance	$6,164	$5,884
Provision	900	852
Loans charged off	(893)	(186)
Leases charged off	(1)	(187)
Recoveries	44	80
Net charge-offs	(850)	(293)
Ending balance	$6,214	$6,443
Reserve for unfunded loan commitments	$99	$113

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Impaired loans are loans individually evaluated for collectability, and which will probably not be collected in accordance with their contractual terms. Information regarding impaired loans is for the periods indicated is as follows:

	At and For the Six Months Ended June 30
(Dollars in thousands)	2012	2011
Total recorded investment	$9,146	$6,976
Impaired loans with a specific allowance	2,114	3,971
Impaired loans without a specific allowance	7,032	3,005
Average recorded investment	8,018	7,073
Specific allowance allocation	851	578
Total cash collected	249	823
Interest income recorded	56	6

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of June 30, 2012 and December 31, 2011.

Age Analysis of Past Due Loans Receivables

	June 30, 2012
							Loans Receivable
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	> 90 Days and Accruing
Residential mortgage	$516	$61	$2,286	$2,863	$23,188	$26,051	$—
Commercial mortgage	2,489	—	322	2,811	240,572	243,383	—
Commercial:
Commercial term	—	—	86	86	78,611	78,697	—
Commercial construction	—	—	3,796	3,796	12,423	16,219	—
Lease financing	—	2	60	62	39	101	—
Consumer:
Home equity	10	94	119	223	35,166	35,389	—
Other	—	21	—	21	7,344	7,365	—
Total	$3,015	$178	$6,669	$9,862	$397,343	$407,205	$—

	December 31, 2011
							Loans Receivable
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	> 90 Days and Accruing
Residential mortgage	$692	$—	$1,873	$2,565	$23,896	$26,461	$—
Commercial mortgage	257	—	2,324	2,581	229,716	232,297	210
Commercial:
Commercial term	—	54	200	254	76,048	76,302	—
Commercial construction	—	—	312	312	24,506	24,818	—
Lease financing	—	—	61	61	130	191	—
Consumer:
Home equity	175	—	60	235	35,807	36,042	—
Other	15	—	21	36	7,537	7,573	—
Total	$1,139	$54	$4,851	$6,044	$397,640	$403,684	$210

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

Non-Performing Assets

(Dollars in thousands)	June 30, 2012	Dec. 31, 2011
Non-accrual loans:
Residential mortgage	$2,286	$1,873
Commercial mortgage	322	2,114
Commercial	6,177	3,233
Lease financing	60	61
Consumer	159	151
Total non-accrual loans	9,004	7,432
Loans 90 days past due and still accruing	—	210
Troubled debt restructurings	—	—
Total non-performing loans	9,004	7,642
Other real estate owned & other repossessed property	3,776	3,974
Total non-performing assets	$12,780	$11,616

The following tables summarize information in regards to impaired loans by loan portfolio class as of and for the three and six months ended June 30, 2012 and as of and for the year ended December 31, 2011.

Impaired Loans

				June 30, 2012
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment 3 months ended June 30, 2012	Average Recorded Investment 6 months ended June 30, 2012	Interest Income Recognized 3 months ended June 30, 2012	Interest Income Recognized 6 months ended June 30, 2012
With no related allowance recorded:
Residential mortgage	$2,428	$2,844	$—	$2,212	$2,146	$—	$—
Commercial mortgage	239	245	—	223	149	1	1
Commercial:
Commercial term	87	442	—	144	163	12	12
Commercial construction	4,059	5,342	—	3,333	2,326	—	—
Lease financing	60	74	—	60	60	—	—
Consumer	159	160	—	154	153	4	4
With allowance recorded:
Residential mortgage	—	—	—	—	—	—	—
Commercial mortgage	83	85	45	83	760	—	—
Commercial:
Commercial term	—	—	—	—	—	—	—
Commercial construction	2,031	2,031	806	2,031	2,261	39	39
Lease financing	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total:
Residential mortgage	2,428	2,844	—	2,212	2,146	—	—
Commercial mortgage	322	330	45	306	909	1	1
Commercial:
Commercial term	87	442	—	144	163	12	12
Commercial construction	6,090	7,373	806	5,364	4,587	39	39
Lease financing	60	74	—	60	60	—	—
Consumer	159	160	—	154	153	4	4
Total	$9,146	$11,223	$851	8,240	$8,018	$56	$56

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

				December 31, 2011
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment 3 months ended Dec 31, 2011	Average Recorded Investment year ended Dec 31. 2011	Interest Income Recognized 3 months ended Dec 31, 2011	Interest Income Recognized year ended Dec 31, 2011
With no related allowance recorded:
Residential mortgage	$2,014	$2,413	$—	$1,262	$1,095	$—	$—
Commercial mortgage	—	—	—	1,019	821	—	58
Commercial:
Commercial term	202	566	—	217	206	—	1
Commercial construction	312	634	—	156	339	—	—
Lease financing	61	74	—	63	123	—	—
Consumer	151	152	—	107	79	—	—
With allowance recorded:
Residential mortgage	—	—	—	755	959	—	—
Commercial mortgage	2,114	2,116	826	1,057	444	—	—
Commercial:
Commercial term	—	—	—	192	450	—	—
Commercial construction	2,720	2,833	359	2,952	2,813	—	—
Lease financing	—	—	—	—	27	—	—
Consumer	—	—	—	—	—	—	—
Total:
Residential mortgage	2,014	2,413	—	2,017	2,054	—	—
Commercial mortgage	2,114	2,116	826	2,076	1,265	—	58
Commercial:
Commercial term	202	566	—	409	656	—	1
Commercial construction	3,032	3,467	359	3,108	3,152	—	—
Lease financing	61	74	—	63	150	—	—
Consumer	151	152	—	107	79	—	—
Total	$7,574	$8,788	$1,185	$7,780	$7,356	$—	$59

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within DNB’s internal risk rating system as of June 30, 2012 and December 31, 2011.

Credit Quality Indicators
	June 30, 2012
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Residential mortgage	$24,138	$—	$1,913	$—	$26,051
Commercial mortgage	223,625	14,946	4,812	—	243,383
Commercial:
Commercial term	77,600	573	459	65	78,697
Commercial construction	6,225	—	7,963	2,031	16,219
Lease financing	101	—	—	—	101
Consumer:
Home equity	35,081	—	308	—	35,389
Other	7,365	—	—	—	7,365
Total	$374,135	$15,519	$15,455	$2,096	$407,205

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

The following tables sets forth the composition of DNB’s allowance for credit losses as of June 30, 2012, the activity for the three  and six months ended June 30, 2012 and 2011 and the year ended December 31, 2011.

Allowance for Credit Losses and Recorded Investment in Loans Receivables

(Dollars in thousands)	Commercial	Lease financing	Residential mortgage	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance - April 1, 2012	$4,967	$7	$376	$273	$519	$6,142
Charge-offs	(429)	(1)	—	(1)	—	(431)
Recoveries	—	10	5	13	—	28
Provisions	262	(11)	(3)	(17)	244	475
Ending balance - June 30, 2012	$4,800	$5	$378	$268	$763	$6,214

(Dollars in thousands)	Commercial	Lease financing	Residential mortgage	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2012	$4,945	$10	$383	$260	$566	$6,164
Charge-offs	(866)	(1)	(18)	(9)	—	(894)
Recoveries	3	10	10	21	—	44
Provisions	718	(14)	3	(4)	197	900
Ending balance - June 30, 2012	$4,800	$5	$378	$268	$763	$6,214
Ending balance: individually evaluated for impairment	$851	$—	$—	$—	$—	$851
Ending balance: collectively evaluated for impairment	$3,949	$5	$378	$268	$763	$5,363
Loans receivables:
Ending balance	$338,299	$101	$26,051	$42,754		$407,205
Ending balance: individually evaluated for impairment	$6,499	$60	$2,428	$159		$9,146
Ending balance: collectively evaluated for impairment	$331,800	$41	$23,623	$42,595		$398,059
Reserve for unfunded loan commitments	$90	$—	$—	$9		$99

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Commercial	Lease financing	Residential mortgage	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance - April 1, 2011	$4,472	$121	$521	$486	$707	$6,307
Charge-offs	(6)	(187)	(126)	—	—	(319)
Recoveries	1	—	16	12	—	29
Provisions	218	85	(25)	(16)	164	426
Ending balance - June 30, 2011	$4,685	$19	$386	$482	$871	$6,443

(Dollars in thousands)	Commercial	Lease financing	Residential mortgage	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2011	$4,387	$86	$454	$482	$475	$5,884
Charge-offs	(20)	(187)	(166)	—	—	(373)
Recoveries	5	1	62	12	—	80
Provisions	313	119	36	(12)	396	852
Ending balance - June 30, 2011	$4,685	$19	$386	$482	$871	$6,443
Ending balance: individually evaluated for impairment	$578	$—	$—	$—	$—	$578
Ending balance: collectively evaluated for impairment	$4,107	$19	$386	$482	$871	$5,865
Loans receivables:
Ending balance	$341,006	$385	$28,887	$47,195		$417,473
Ending balance: individually evaluated for impairment	$4,809	$76	$2,031	$60		$6,976
Ending balance: collectively evaluated for impairment	$336,197	$309	$26,856	$47,135		$410,497
Reserve for unfunded loan commitments	$95	$—	$—	$18		$113

(Dollars in thousands)	Commercial	Lease financing	Residential mortgage	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2011	$4,387	$86	$454	$482	$475	$5,884
Charge-offs	(768)	(200)	(280)	(64)	—	(1,312)
Recoveries	9	3	79	21	—	112
Provisions	1,317	121	130	(179)	91	1,480
Ending balance - December 31, 2011	$4,945	$10	$383	$260	$566	$6,164
Ending balance: individually evaluated for impairment	$1,185	$—	$—	$—	$—	$1,185
Ending balance: collectively evaluated for impairment	$3,760	$10	$383	$260	$566	$4,979
Loans receivables:
Ending balance	$333,417	$191	$26,461	$43,615		$403,684
Ending balance: individually evaluated for impairment	$5,348	$61	$2,014	$151		$7,574
Ending balance: collectively evaluated for impairment	$328,069	$130	$24,447	$43,464		$396,110
Reserve for unfunded loan commitments	$90	$—	$—	$9		$99

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6: EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the treasury stock method and reflects the potential dilution that could occur from the exercise of stock options, and warrants and the amortized portion of unvested stock awards. Stock options and unvested stock awards for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. Treasury shares are not deemed outstanding for calculations. There were no anti-dilutive stock warrants outstanding, 148,459 anti-dilutive stock options outstanding, and no anti-dilutive stock awards outstanding at June 30, 2012. There were no anti-dilutive stock warrants outstanding, 149,561 anti-dilutive stock options outstanding, and no anti-dilutive stock awards at June 30, 2011. See Note 11 for a discussion of stock warrants issued in conjunction with Preferred shares issued to the U.S. Treasury Department as part of the CPP. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended			Six Months Ended
	June 30, 2012			June 30, 2012
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$1,270	2,708	$0.47	$2,244	2,705	$0.83
Effect of potential dilutive common stock equivalents– stock options, restricted shares and warrants	—	28	(.01)	—	26	(.01)
Diluted EPS
Income available to common stockholders after assumed conversions	$1,270	2,736	$0.46	$2,244	2,731	$0.82

	Three Months Ended			Six Months Ended
	June 30, 2011			June 30, 2011
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$1,134	2,670	$0.43	$1,994	2,667	$0.75
Effect of potential dilutive common stock equivalents– stock options, restricted shares and warrants	—	20	(.01)	—	26	(.01)
Diluted EPS
Income available to common stockholders after assumed conversions	$1,134	2,690	$0.42	$1,994	2,693	$0.74

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

NOTE 8: STOCK-BASED COMPENSATION

Stock Option Plan

DNB has a Stock Option Plan for employees and directors. Under the plan, options (both qualified and non-qualified) to purchase a maximum of 643,368 (as adjusted for subsequent stock dividends) shares of DNB’s common stock could be issued to employees and directors. Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years. Vesting of options under the plan is determined by the Plan Committee. There were 156,923 shares available for grant at June 30, 2012. All options with the exception of 44,600 options granted on April 23, 2010 and 44,600 options granted on December 12, 2011 are immediately exercisable. The options granted on April 23, 2010 have a fair value of $100,000 or $2.25 per share, based on a risk free interest rate of 3.273%, a dividend yield of 1.73% and a volatility of 35.564% and are subject to four year cliff vesting. These options which expire on April 23, 2017 if not exercised or cancelled, have an exercise price of $6.93 per share, and the shares are restricted from resale for two years after exercise. These options are exercisable only at and after such time as the market value of the common stock first equals or exceeds $7.97, which is 115% of the $6.93 exercise price. The options granted on December 12, 2011 have a fair value of $141,000 or $3.17 per share, based on a risk free interest rate of 1.445%, a dividend yield of 1.16% and a volatility of 36.513% and are subject to three year cliff vesting. These options which expire on December 12, 2018 if not exercised or cancelled, have an exercise price of $10.31 per share, and the shares are restricted from resale for two years after exercise. These options are exercisable only at and after such time as the market value of the common stock first equals or exceeds $11.34, which is 110% of the $10.31 exercise price.  DNB expensed $35,000 during the six months ended June 30, 2012 and anticipates additional expense of $43,000 through April 23, 2014 for the options granted on April 23, 2010 and $115,000 through December 12, 2014 for the options granted on December 12, 2011, the dates the options can first be exercised. Stock option activity is indicated below.

At DNB's Annual Meeting on April 25, 2012, shareholders approved the Board of Directors' recommendation to amend and restate the DNB Financial Corporation Amended and Restated 1995 Stock Option Plan. These amendments increased the amount of shares available for grant under the Plan by 150,000 shares and extended the Plan term by approximately eight years to April 25, 2022.

	Number Outstanding	Weighted Average Exercise Price
Outstanding January 1, 2012	236,438	$15.98
Issued	—	—
Exercised	—	—
Forfeited	1,000	6.93
Expired	—	—
Outstanding June 30, 2012	235,438	$16.01

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Number Outstanding	Weighted Average Exercise Price
Outstanding January 1, 2011	203,575	$16.96
Issued	—	—
Exercised	—	—
Forfeited	—	—
Expired	(9,414)	11.16
Outstanding June 30, 2011	194,161	$17.24

The weighted-average price and weighted average remaining contractual life for the outstanding options are listed below for the dates indicated.

June 30, 2012
Range of			Weighted Average
Exercise Prices	Number Outstanding	Number Exercisable	Exercise Price	Remaining Contractual Life	Intrinsic Value
$6.93-10.99	87,200	—	$8.66	5.65 years	$422,000
14.00-19.99	81,096	81,096	17.44	2.46 years	—
20.00-22.99	19,101	19,101	22.78	2.48 years	—
23.00-24.27	48,041	48,041	24.27	2.80 years	—
Total	235,438	148,238	$16.01	3.71 years	$422,000

June 30, 2011
Range of			Weighted Average
Exercise Prices	Number Outstanding	Number Exercisable	Exercise Price	Remaining Contractual Life	Intrinsic Value
$6.93-10.99	44,600	—	$6.93	5.82 years	$137,000
14.00-19.99	82,419	82,419	17.44	3.48 years	—
20.00-22.99	19,101	19,101	22.78	3.48 years	—
23.00-24.27	48,041	48,041	24.27	3.80 years	—
Total	194,161	149,561	$17.24	4.10 years	$137,000

Other Stock-Based Compensation

DNB maintains an Incentive Equity and Deferred Compensation Plan (the "Plan"). The Plan provides that up to 243,101 (as adjusted for subsequent stock dividends) shares of common stock may be granted, at the discretion of the Board, to individuals of the Corporation. Shares already granted are issuable on the earlier of three years after the date of the grant or a change in control of DNB if the recipients are then employed by DNB (“Vest Date”).  Upon issuance of the shares, resale of the shares is restricted for an additional one year, during which the shares may not be sold, pledged or otherwise disposed of. Prior to the Vest Date and in the event the recipient terminates association with DNB for reasons other than death, disability or change in control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant.

Share awards granted by the Plan were recorded at the date of award based on the market value of shares.  Awards are being amortized to expense over the three-year cliff-vesting period. DNB records compensation expense equal to the value of the shares being amortized.  For the three and six-month periods ended June 30, 2012, $18,000 and $36,000 were amortized to expense. For the three and six-month periods ended June 30, 2011, $15,000 and $30,000, respectively, were amortized to expense. At June 30, 2012, approximately $160,000 in additional compensation will be recognized over the remaining service period of approximately 2.17 years. At June 30, 2012, 177,424 shares were reserved for future grants under the Plan.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock grant activity is indicated below:

	Shares	Weighted Average Stock Price
Non-vested stock awards—January 1, 2012	29,200	$8.67
Granted	—	—
Forfeited	—	—
Vested	—	—
Non-vested stock awards—June 30, 2012	29,200	$8.67

	Shares	Weighted Average Stock Price
Non-vested stock awards—January 1, 2011	22,750	$7.91
Granted	—	—
Forfeited	—	—
Vested	—	—
Non-vested stock awards—June 30, 2011	22,750	$7.91

NOTE  9:  INCOME TAXES

As of June 30, 2012, the Corporation had no material unrecognized tax benefits or accrued interest and penalties. It is the Corporation’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.  Federal and state tax years 2008 through 2011 were open for examination as of June 30, 2012.

NOTE 10:  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

U.S. Government agencies are evaluated and priced using multi-dimensional relational models and option adjusted spreads. State and municipal securities are evaluated on a series of matrices including reported trades and material event notices. Mortgage backed securities are evaluated using matrix correlation to treasury or floating index benchmarks, prepayment speeds, monthly payment information and other benchmarks. Other securities are evaluated using a broker-quote based application, including quotes from issuers.

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

The following table summarizes the assets at June 30, 2012 and December 31, 2011 that are recognized on DNB’s balance sheet using fair value measurement determined based on the differing levels of input:

	June 30, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities: US Government agency obligations	$—	$39,856	$—	$39,856
GSE mortgage-backed securities	—	31,651	—	31,651
Collateralized mortgage obligations GSE	—	6,533	—	6,533
Corporate bonds	—	38,770	—	38,770
State and municipal tax-exempt bonds	—	1,105	—	1,105
Asset-backed securities	—	9,772	—	9,772
Equity securities	14	—	—	14
Total assets measured at fair value on a recurring basis	$14	$127,687	$—	$127,701

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$—	$—	$1,263	$1,263
Total assets measured at fair value on a nonrecurring basis	$—	$—	$1,263	$1,263

	December 31, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities: US Government agency obligations	$—	$43,891	$—	$43,891
GSE mortgage-backed securities	—	25,313	—	25,313
Collateralized mortgage obligations GSE	—	6,152	—	6,152
Corporate bonds	—	26,347	—	26,347
Asset-backed securities	—	5,815	—	5,815
Equity securities	12	—	—	12
Total assets measured at fair value on a recurring basis	$12	$107,518	$—	$107,530
Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$—	$—	$3,649	$3,649
OREO and other repossessed property	—	—	100	100
Total assets measured at fair value on a nonrecurring basis	$—	$—	$3,749	$3,749

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents additional information about assets measured at fair value on a nonrecurring basis and for which DNB has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurement

(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)*
June 30, 2012:
Impaired Loans- Commercial	$1,225	Income approach	Capitalization rate	-38%
			Disposal costs	-2%
Impaired Loans- Residential Real Estate	$38	Appraisal of collateral (1)	Disposal costs (2)	-23%

* As of June 30, 2012 there is only 1 loan in each impaired loan type.

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.

(2)	Appraisals may be adjusted by management for qualitative factors and disposal costs. The range and weighted average of disposal costs are presented as a percent of the appraisal.

Impaired loans.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $9.1 million at June 30, 2012. Of this, $2.1 million had a valuation allowance of $851,000 and $7.0 million had no valuation allowance as of June 30, 2012. Impaired loans had a carrying amount of $7.6 million at December 31, 2011. Of this, $4.8 million had a valuation allowance of $1.2 million and $2.8 million had no valuation allowance as of December 31, 2011.

Other Real Estate Owned & other repossessed property.  Other real estate owned (“OREO”) consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as OREO and other repossessed property are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. DNB had $3.8 million of such assets at June 30, 2012, which consisted of $3.6 million in OREO and $151,000 in other repossessed property. DNB had $4.0 million of such assets at December 31, 2011, which consisted of $3.8 million in OREO and $212,000 in other repossessed property. Subsequent to the repossession of these assets, DNB did not write down their carrying values during the six month period ending June 30, 2012.

DNB's policy is to recognize transfer between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between level 1 and 2 for the three and six  months ended June 30, 2012.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Below is management’s estimate of the fair value of all financial instruments, whether carried at cost or fair value on the Company’s consolidated balance sheet. The carrying amounts and estimated fair values of financial instruments at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$16,386	$16,386	$16,386	$—	$—
AFS investment securities	127,701	127,701	14	127,687	—
HTM investment securities	56,013	57,384	—	57,384	—
Restricted stock	3,468	3,468	3,468	—	—
Loans and leases, net of allowance	400,991	407,283	—	—	407,283
Accrued interest receivable	2,645	2,645	2,645	—	—
Financial liabilities
Deposits	526,578	527,063	422,771	104,292	—
Repurchase Agreements	18,586	18,586	18,586	—	—
FHLBP advances	20,000	21,873	—	21,873	—
Junior subordinated debentures and other borrowings	9,863	10,490	—	—	10,490
Accrued interest payable	433	433	433	—	—
Off-balance sheet instruments	—	—	—	—	—

	December 31, 2011
(Dollars in thousands)	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$32,877	$32,877
AFS investment securities	107,530	107,530
HTM investment securities	36,427	37,681
Restricted stock	3,625	3,625
Loans and leases, net of allowance	397,520	395,320
Accrued interest receivable	2,536	2,536
Financial liabilities
Deposits	497,545	490,681
Borrowings	44,368	47,094
Junior subordinated debentures	9,279	8,481
Accrued interest payable	444	444
Off-balance sheet instruments	—	—

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

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Off-balance-sheet Instruments (Disclosed at Cost)  Off-balance-sheet instruments are primarily comprised of loan commitments, which are generally priced at market at the time of funding. Fees on commitments to extend credit and stand-by letters of credit are deemed to be immaterial and these instruments are expected to be settled at face value or expire unused. It is impractical to assign any fair value to these instruments. At June 30, 2012, un-funded loan commitments totaled $61.6 million and stand-by letters of credit totaled $2.3 million. At December 31, 2011, un-funded loan commitments totaled $57.7 million and stand-by letters of credit totaled $4.0 million.

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

The Series 2011A Preferred Stock is entitled to receive non-cumulative dividends payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate, which is calculated on the aggregate Liquidation Amount, was initially set at 3.874% per annum, and  was based upon the level of “Qualified Small Business Lending”, or “QSBL” (as defined in the Securities Purchase Agreement) originated by the Company’s wholly owned national bank subsidiary DNB First, N.A. (the “Bank”).  The dividend rate for dividends beyond the initial period are  based upon the “Percentage Change in Qualified Lending” (as defined in the Securities Purchase Agreement) between each dividend period and the “Baseline” QSBL level.  Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods depending on the volume of Qualified Small Business Lending the Bank will originate in future periods, and will be fixed at a rate between 1% per annum to 7% per annum and remain unchanged up to four and one-half years following the funding date (the eleventh through the first half of the nineteenth dividend periods).  Because it is not feasible to predict the volume of Qualified Small Business Lending in future periods, it is not feasible to estimate specific future dividend rates under this formula.  If the Series 2011A Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%.  Prior to that time, in general, the dividend rate decreases as the level of the Bank’s Qualified Small Business Lending increases.  Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series 2011A Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series 2011A Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem common stock and other securities.  In addition, if (i) the Company has not timely declared and paid dividends on the Series 2011A Preferred Stock for six dividend periods or more, whether or not consecutive, and (ii) shares of Series 2011A Preferred Stock with an aggregate liquidation preference of at least $13,000,000 are still outstanding, the Treasury (or any successor holder of Series 2011A Preferred Stock) may designate two additional directors to be elected to the Company’s Board of Directors. DNB paid an annual rate on the $13.0 million of Series 2011A Preferred Stock of 3.90% and 3.80% for the quarters ended June 30, 2012 and March 31, 2012, respectively.

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

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

 These forward-looking statements include statements with respect to the Corporation’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Corporation’s control).  The words “may,” “could,” “should,” “would,”"will," “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements.  The following factors, among others, could cause the Corporation’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Corporation conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; the recent downgrade, and any future downgrades, in the credit rating of the U.S. Government and federal agencies; inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Corporation and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of users to substitute competitors’ products and services for the Corporation’s products and services; the success of the Corporation in gaining regulatory approval of its products and services, when required; the impact of changes in laws and regulations applicable to financial institutions (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; the nature, extent, and timing of governmental actions and reforms, including the rules of participation for the Small Business Lending Fund, the implementation of Basel III, which may be changed unilaterally and retroactively by legislative or regulatory actions; and the success of the Corporation at managing the risks involved in the foregoing.

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

For a complete discussion of the assumptions, risks and uncertainties related to our business, you are encouraged to review our filings with the Securities and Exchange Commission, including this Form 10-Q, as well as any changes in risk factors or other risks that we may identify in our quarterly or other reports filed with the SEC.

DESCRIPTION OF DNB'S BUSINESS AND BUSINESS STRATEGY

DNB Financial Corporation ("DNB" or the "Corporation") is a bank holding company whose bank subsidiary, DNB First, National Association (the “Bank”) is a nationally chartered commercial bank with trust powers, and a member of the FDIC. DNB provides a broad range of banking services to individual and corporate customers through its thirteen community offices located throughout Chester and Delaware Counties, Pennsylvania. DNB is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. DNB funds all these activities with retail and business deposits and borrowings. Through its DNB First Wealth Management division, the Bank provides investment management and trust administration services to individuals and non-profit organizations. The Bank and its subsidiary, DNB Investments & Insurance, makes available certain non-depository insurance products and services, such as securities brokerage, mutual funds, life insurance and annuities.

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

Strategic Plan Update.During the six months ended June 30, 2012, management focused on reducing our composite cost of funds as well as strengthening DNB's net interest margin. The composite cost of funds for the six months ended June 30, 2012 was 0.71% compared to 0.86% for the same period in 2011. The net interest margin for the six-month period ended June 30, 2012 was 3.77% compared to 3.63% for the same period in 2011. Management continued to actively manage deposits during the first six months of 2012 to reduce DNB’s cost of funds. Time deposits declined $1.4 million to $103.8 million at June 30, 2012 compared to $105.2 million at December 31, 2011. Transaction and savings accounts increased $30.5 million during the six months ended June 30, 2012. Positive trends were observed for the six months ended June 30, 2012, in two key business lines that make up total non-interest income. Service charges on deposits increased 23.66% or $128,000 and fees from the sale of investments and insurance products through our third-party broker-dealer, PrimeVest Financial Services, Inc. and ongoing trust administration and direct management of investment assets for clients  increased 8.86% or $38,000 when compared to the same period in 2011. Overall, non-interest income increased $155,000 or 8.12% to $2.1 million, due primarily to a $128,000 increase in service charges on deposits, coupled with  a $77,000 increase in gains on the sales of investments during the first six months of 2012, compared to the same period in 2011. Non-interest expense for the six months ended June 30, 2012 showed a modest increase of 2.74% or $229,000, compared to the same period in 2011.  Approximately $65,000 or  32% of this increase is attributable to the purchase of assets and the  assumption of deposits associated with the Boothwyn branch acquisition which was completed during the second quarter of 2012.

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

MATERIAL CHALLENGES, RISKS AND OPPORTUNITIES

The following is a summary of material challenges, risks and opportunities DNB has faced during the six-month period ended June 30, 2012:

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

The Dodd-Frank Act expands the base for FDIC insurance assessments, requiring that assessments be based on the average consolidated total assets less tangible equity capital of a financial institution. On February 7, 2011, the FDIC approved a final rule to implement the foregoing provision of the Dodd-Frank Act and to make other changes to the deposit insurance assessment system applicable to insured depository institutions with over $10 billion in assets. Among other things, the final rule eliminates risk categories and the use of long-term debt issuer ratings in calculating risk-based assessments, and instead implements a scorecard method, combining CAMELS ratings and certain forward-looking financial measures to assess the risk an institution poses to the Deposit Insurance Fund. The final rule also revises the assessment rate schedule for large institutions and highly complex institutions to provide assessments ranging from 2.5 to 45 basis points. Except as specifically provided, the final rule took effect for the quarter beginning April 1, 2011, and is reflected in the March 31 and June 30, 2012 and 2011 fund balances and the invoices for assessments due March 31 and June 30, 2012 and 2011.

Each of these changes may increase the rate of FDIC insurance assessments to maintain or replenish the FDIC’s deposit insurance fund.  This could, in turn, raise the Bank’s future deposit insurance assessment costs.  On the other hand, the law changes the deposit insurance assessment base so that it will generally be equal to consolidated assets less tangible equity.  This change of the assessment base from an emphasis on deposits to an emphasis on assets is generally considered likely to cause larger banking organizations to pay a disproportionately higher portion of future deposit insurance assessments, which may, correspondingly, lower the level of deposit insurance assessments that smaller community banks such as the Bank may otherwise have to pay in the future. On December 14, 2010, the FDIC issued a final rule setting the insurance fund’s designated reserve ratio at 2, which is in excess of the 1.35 minimum designated reserve ratio established by the Dodd-Frank Act. While it is likely that the law will increase the Bank’s future deposit insurance assessment costs, the specific amount by which the law’s combined changes will affect the Bank’s deposit insurance assessment costs is hard to predict, particularly because the law gives the FDIC enhanced discretion to set assessment rate levels.

In addition to deposit insurance assessments, banks are subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The FDIC sets the Financing Corporation assessment rate every quarter. The current annual Financing Corporation assessment rate is 66 basis points on the deposit insurance assessment base, as defined above, which we anticipate will result in an aggregate estimated FICO assessment payment by the Bank of $36,000 in 2012.

Material Trends and Uncertainties. The global and U.S. economies are experiencing significantly reduced business activity as a result of disruptions in the financial system during recent years. The United States, Europe and many other countries across the globe are struggling with too much debt and weaker streams of revenues as a result of recessionary pressures and high unemployment. Overall economic growth continues to be slow and national and regional unemployment rates remain at elevated levels. The risks associated with our business remain acute in periods of slow economic growth and high unemployment. Moreover, financial institutions continue to be affected by a sluggish real estate market and constrained financial markets. While we are continuing to take steps to decrease and limit our exposure to problem loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events. Dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. The June 6, 2012 Beige Book indicates that Residential builders report some softening in May traffic and sales due to a combination of typical seasonal slowing and a drop-off from the atypically strong first-quarter sales. Residential brokers reported an improvement in year-to-date sales through mid-May which exceeded last year’s sales. The outlook among builders and brokers remains positive.  Non-residential real estate activity has been generally positive since the April 11, 2012  Beige Book, with increased leasing activity throughout the Third Federal Reserve District, which includes eastern Pennsylvania, Delaware and southern New Jersey. Despite ongoing demand, Philadelphia’s Center City office market has slowed a bit, as the bulk of existing class-A trophy space is now under agreement. There has been some reluctance among transportation contractors to hire more workers, given the uncertain future of public infrastructure funding due to the increasingly short funding horizon of the federal transportation authorization bill. The overall outlook for nonresidential real estate has improved slightly since the April 11, 2012  Beige Book.

As a result of the recession, retail customers may delay borrowing from DNB as unemployment remains high and availability to borrow against equity in primary residences diminishes. In addition, many commercial customers have postponed their capital purchases until they see signs of an improving economy and clear direction from the legislative branch of the government.  Locally, business activity in the Third Federal Reserve District continues to improve, but the pace has slowed slightly in most sectors since the April 11, 2012 Beige Book. Manufacturing activity has eased slightly, but most major manufacturing sectors continue to grow. After a strong first quarter, partially due to the unseasonably mild weather, retail sales slowed somewhat in April but appear to be gaining strength based on customer traffic in May. Although sales remain relatively strong overall, motor vehicle dealers reported softer sales in April. Third Federal Reserve District banks reported steadier growth in lending and continued strong credit quality since the April 11, 2012 Beige Book. Demand for new home construction eased off a bit, but brokers reported stronger sales of existing homes. Overall, service sector firms reported continued growth. Price pressures eased slightly in some sectors since the April 11, 2012 Beige Book.

The June 6, 2012 Beige book reports that the Third District business contacts, many of which have business models similar to DNB's small business clients, are  relatively optimistic, but more firms readily noted the slow pace of the recovery relative to the more positive views expressed in the April 11, 2012 Beige Book. Manufacturers’ expectations for the next six months, although diminished, remained positive. Retailers continue to expect steady improvement. Auto dealers anticipate continued strong sales. Banking, real estate, and service-sector firms are slightly more optimistic but continue to plan for slow growth in 2012. In general, business plans reflect caution, and businesses are reported to  have resumed a more realistic perspective on the limitations of the current recovery and the risks to its longevity.

 Although DNB’s earnings have been impacted by the general economic conditions, the impact has not been as severe as it has been in many parts of the nation, largely due to a relatively healthier economic climate in the Third Federal Reserve District and specifically Chester County.  DNB's franchise spans both Chester and Delaware counties in southeastern Pennsylvania. The majority of loans have been made to businesses and individuals in Chester County and the majority of deposits are from businesses and individuals within the County.  According to census data, Chester County's population has grown at approximately 15%, compared to 13% for the nation and 3% for the Commonwealth of Pennsylvania. The median household income in Chester County is $72,288 and the County ranks 14th nationally in disposable income. The  unemployment rate for Chester County stood at 5.7% as of May 2012, compared to a Pennsylvania unemployment rate of 7.3% and a national unemployment rate of 7.9%. Traditionally, the unemployment rate has been the lowest in the surrounding five-county area and it ranks among the lowest unemployment rates in the Commonwealth. Chester County has a civilian labor force of 266,100, with manufacturing jobs representing 23.1% of the workforce and retail shopping comprising 13.8% of the total employment. During the last few years, the County has been able to keep most of its major employers, however some of them have downsized in order to remain competitive. Chester County is home to several Fortune 500 companies. Thirteen Chester County employers have 1,000 employees or more. Of these 13 companies, two companies have more than 5,000 employees.

As the U.S. and local economy moves through a period of reduced business activity and historically high unemployment rates, delinquencies will rise as the value of homes decline and DNB’s borrowers experience financial difficulty due to corporate downsizing, reduced sales, or other negative events which may impact their ability to meet their contractual loan payments. As a result growth in the loan portfolio and continued negative trends in the economy and their impact on our borrowers’ ability to repay their loans, DNB made a $475,000 and a $900,000  provision for credit losses during the three and six months ended June 30, 2012.

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

The Dodd-Frank Act delegates to various federal agencies, including the Consumer Financial Protection Bureau, the task of implementing its many provisions through regulation. Hundreds of new federal regulations, studies and reports addressing all of the major areas of the new law, including the regulation of banks and their holding companies, will be required, ensuring that federal rules and policies in this area will be further developing for months and years to come. Based on the provisions of the Dodd-Frank Act and anticipated implementing regulations, it is highly likely that banks and thrifts as well as their holding companies will be subject to significantly increased regulation and compliance obligations which may result in, among other things, the Bank reducing fees to consumers, implementing additional disclosure requirements, or eliminating certain products altogether.

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

New Proposed Capital Rules. On June 7, 2012, the Federal Reserve proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Corporation and the Bank. The FDIC and the OCC subsequently proposed the rules on June 12, 2012. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements. The proposed rules are subject to a comment period running through September 7, 2012.

The proposed rules include new risk-based capital and leverage ratios, which would be phased in from 2013 to 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Corporation and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

Basel III provided discretion for regulators to impose an additional buffer, the “countercyclical buffer,” of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth. However, the proposed rules permit the countercyclical buffer to be applied only to “advanced approach banks” ( i.e. , banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes the Corporation and the Bank. The proposed rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which would be phased out over time.

The federal bank regulatory agencies also proposed revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions would take effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions would be required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

The proposed rules set forth certain changes for the calculation of risk-weighted assets, which we would be required to utilize beginning January 1, 2015. The standardized approach proposed rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) a proposed alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets.

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

Management uses significant estimates to determine the allowance for credit losses.  Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB’s control, management’s estimate of the amount necessary to absorb credit losses and actual credit losses could differ.  DNB’s current judgment is that the allowance for credit losses remains appropriate at June 30, 2012.  For a description of DNB’s accounting policies in connection with its allowance for credit losses, see, “Allowance for Credit Losses”, in Management’s Discussion and Analysis.

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

FINANCIAL CONDITION

DNB's total assets were $634.1 million at June 30, 2012 compared to $607.1 million at December 31, 2011.  The $27.0 million increase in total assets was primarily attributable to a $39.6 million increase in investment securities and a $3.5 million increase in loans and leases before allowance for credit losses, offset by a $16.5 million decrease in cash and  cash equivalents.

Investment Securities. Investment securities at June 30, 2012 were $183.7 million compared to $144.0 million at December 31, 2011. The $39.7 million increase in investment securities was primarily due to the purchase of $74.1 million in investment securities, offset by $34.5 million in sales, principal pay-downs, calls and maturities.

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

Gross Loans and Leases. DNB’s loans and leases increased $3.5 million to $407.2 million at June 30, 2012 compared to $403.7 million at December 31, 2011.  Total commercial loans increased $4.9 million, while consumer loans, residential loans and commercial leases declined $860,000, $411,000 and $90,000, respectively.

Deposits. Deposits were $526.7 million at June 30, 2012 compared to $497.5 million at December 31, 2011.  Deposits increased $29.0 million or 5.84% during the six-month period ended June 30, 2012.  Core deposits, which are comprised of demand, NOW, money markets and savings accounts, increased by $30.5 million while time deposits decreased by $1.4 million.  DNB acquired approximately $15.9 million of deposits during the three months ended June 30, 2012 when it acquired a full service branch office in Delaware County, Pennsylvania (See Note 2 regarding this Acquisition).

Borrowings. Borrowings were $48.4 million at June 30, 2012 compared to $53.6 million at December 31, 2011.  The decrease of $5.2 million or 9.69% was primarily due to a $5.2 million decrease in repurchase agreements.

Stockholders’ Equity. Stockholders' equity was $53.7 million at June 30, 2012 compared to $51.1 million at December 31, 2011. The increase in stockholders’ equity was primarily a result of year-to-date earnings of $2.5 million and a $459,000, net-of-tax other comprehensive income adjustment for unrealized gains on the securities portfolio. These additions to stockholders equity were partially offset by $271,000 of dividends paid on DNB’s common stock and $250,000 of dividends paid on DNB's Non-Cumulative Perpetual Preferred Stock, Series 2011A. (See Note 11 regarding DNB's participation in the Capital Purchase Program ("CPP") of the Emergency Economic Stabilization Act of 2008 and the Treasury’s Small Business Lending Fund program (“SBLF”), a $30 billion fund established under the Small Business Jobs Act of 2010.)

RESULTS OF OPERATIONS
SUMMARY

Net income for the three and six-month periods ended June 30, 2012 was $1.4 million and $2.5 million compared to $1.3 million and $2.3 million for the same periods in 2011. Diluted earnings per share for the three and six-month periods ended June 30, 2012 were $.46 and $.82 compared to $0.42 and $0.74 for the same periods in 2011. The $112,000 in net income increase during the most recent three-month period was attributable to a $211,000 increase in non-interest income and a $159,000 increase in net interest income before provision for credit losses, offset by a $183,000 increase in non-interest expense, a $49,000 increase in provision for credit losses and a $25,000 increase in income tax expense. The $199,000 increase in net income during the six-month period ended June 30, 2012 was attributable to a $347,000 increase in net interest income before provision for credit losses and a $155,000 increase in non-interest income, offset by a $229,000 increase in non-interest expense, a $48,000 increase in the provision for credit losses and a $26,000 increase in income tax expense.

NET INTEREST INCOME

DNB's earnings performance is primarily dependent upon its level of net interest income, which is the excess of interest income over interest expense.  Interest income includes interest earned on loans, investments and federal funds sold and interest-earning cash, as well as loan fees and dividend income earned on investment securities.  Interest expense includes interest on deposits, Federal Home Loan Bank of Pittsburgh ("FHLBP") advances, repurchase agreements, Federal funds purchased and other borrowings.

Net interest income after provision for credit losses for the three and six-month periods ended June 30, 2012 was $5.1 million and $10.0 million, compared to $5.0 million and $9.8 million for the same periods in 2011. Interest income for the three and six-month periods ended June 30, 2012 was $6.5 million and $12.9 million compared to $6.6 million and $13.1 million for the same periods in 2011.  Interest expense for the three and six-month periods ended June 30, 2012 was $966,000 and $2.0 million compared to $1.2 million and $2.5 million for the same periods in 2011. The decrease in interest expense during both periods was primarily attributable to lower rates on interest-bearing liabilities.  The composite cost of funds for the three and six-month periods ended June 30, 2012 was .69% and .71%, compared to .86% and .89% for the same periods in 2011. The net interest margin for the three and six-month periods ended June 30, 2012 was 3.78% and 3.77%, compared to 3.65% and 3.63% for the same periods in 2011.

Interest on loans and leases was $5.6 million and $11.1 million for the three and six-month periods ended June 30, 2012, compared to $5.7 million and $11.3 million for the same periods in 2011. The average balance of loans and leases was $399.6 million with an average yield of 5.55% for the second quarter 2012 compared to $410.5 million with an average yield of 5.54% for the same period in 2011.  The average balance of loans and leases was $402.4 million with an average yield of 5.50% for the first six months compared to $407.7 million with an average yield of 5.57% for the same period in 2011.

Interest and dividends on investment securities was $983,000 and $1.8 million for the three and six-month periods ended June 30, 2012, compared to $940,000 and $1.8 million for the same periods in 2011.  The average balance of investment securities was $173.9 million with an average yield of 2.40% for the second quarter 2012 compared to $154.6 million with an average yield of 2.44% for the same period in 2011.  The average balance of investment securities was $163.2 million with an average yield of 2.39% for the first six months of 2012 compared to $152.7 million with an average yield of 2.33% for the same period in 2011.

Interest on deposits was $635,000 and $1.3 million for the three and six-month periods ended June 30, 2012, compared to $864,000 and $1.8 million for the same periods in 2011.   The average balance of deposits was $511.7 million with an average rate of 0.50% for the second quarter 2012 compared to $512.7 million with an average rate of .68% for the same period in 2011.   The average balance of deposits was $503.3 million with an average rate of .51% for the six months ended June 30, 2012 compared to $505.1 million with an average rate of .70% for the same period in 2011. The decrease in rate during both periods was primarily attributable to a lower interest rate environment.

Interest on borrowings was $332,000 and $666,000 for the three and six-month periods ended June 30, 2012, compared to $347,000 and $723,000 for the same periods in 2011. The average balance of borrowings was $50.6 million with an average rate of 2.63% for the second quarter 2012 compared to $54.2 million with an average rate of 2.56% for the same period in 2011. The average balance of borrowings was $51.5 million with an average rate of 2.59% for the six months ended June 30, 2012 compared to $55.0 million with an average rate of 2.65% for the same period in 2011.

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

This analysis is intended to assess the potential for loss within the loan portfolio and to substantiate the adequacy of the allowance. Should the analysis indicate that the allowance is not adequate, management will recommend a provision expense be made in an amount equal to the shortfall derived. In establishing and reviewing the allowance for adequacy, emphasis has been placed on utilizing the methodology prescribed in OCC Bulletin 2006-47. Management believes that the following factors create a comprehensive system of controls in which management can monitor the quality of the loan portfolio. Consideration has been given to the following factors and variables which may influence the risk of loss within the loan portfolio:

•	Changes in the nature and volume of the portfolio and in the terms of loans;

•	Changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans;

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations;

•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses;

•	Changes in the experience, ability, and depth of lending management and other relevant staff;

•	Changes in the quality of the institution’s loan review system;

•
Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments;

•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio, and

•	Changes in the value of underlying collateral for collateral-dependent loans.

Portfolio risk includes the levels and trends in delinquencies, impaired loans, changes in the loan rating matrix and trends in volume and terms of loans. Management is satisfied with the stability of the past due and non-performing loans and believes there has been no further decline in the quality of the loan portfolio due to any trend in delinquent or adversely classified loans. In determining the adequacy of the allowance, management considered the deterioration of asset quality in DNB’s commercial mortgage  and residential first mortgage portfolios, which were factors contributing to the increase in the level of allowance during 2011 and 2012. In addition to ordering new appraisals and creating specific reserves on impaired loans, the allowance allocation rates were increased, reflective of delinquency trends which have been caused by continued weakness in the housing markets, falling home equity values, and rising unemployment. New appraisal values we have obtained for existing loans have generally been consistent with trends indicated by Case-Schiller and other indices.

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

There was a $475,000 provision made during the three months ended June 30, 2012, compared to $426,000 during the same period in 2011. There was a $900,000 provision made during the six months ended June 30, 2012, compared to $852,000 during the same period in 2011. DNB’s percentage of allowance for credit losses to total loans and leases was 1.53% at June 30, 2012 compared to 1.53% and 1.54% at December 31, 2011 and June 30, 2011, respectively. Net charge-offs were $850,000, $1.2 million and $293,000 during the six months ended June 30, 2012, year ended December 31, 2011 and six months ended June 30, 2011, respectively. The percentage of net charge-offs to total average loans and leases were 0.21%, 0.29% and 0.06% during the same respective periods. Management believes that the allowance for credit losses is adequate, but continues to monitor it along with other performance metrics including those ratios related to non-performing loans and leases. Management is not aware of any potential problem loans, which were accruing and current at June 30, 2012, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to DNB. Total past due has increased $3.8 million during the six month period ended June 30, 2012 due largely to two commercial credits totaling $4.0 million, which are expected to be cured by year end 2012.The ratio of the allowance for loan losses as a percentage of loans and leases was 1.53% at both June 30, 2012 and December 31, 2011 and reflects management’s estimate of the level of inherent losses in the portfolio, which has been impacted by a recessionary economy, continued high unemployment, a weakened housing market and deterioration in income-producing properties.

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

As of June 30, 2012, DNB had $12.8 million of non-performing assets, which included $9.0 million of non-performing or impaired loans and $3.8 million of OREO. Loans are reviewed for impairment in accordance with FASB ASC 310-10-35. Impaired loans can either be secured or unsecured, not including large groups of smaller balance loans that are collectively evaluated. Impairment is measured by the difference between the loan amount and the present value of the future cash flow discounted at the loan’s effective interest rate. Management measures loans for impairment by using the fair value of collateral for collateral dependent loans. In general, management reduces the amount of the appraisal by the estimated cost of acquisition and disposition of the underlying collateral and compares that adjusted value with DNB’s carrying value. As part of the general allowance, DNB reserves at the rate of approximately 6% to 10% on non-performing or impaired loans. DNB establishes a specific valuation allowance on impaired loans that have a collateral shortfall, including estimated costs to sell in comparison to the carrying value of the loan. Of the $9.1 million of impaired loans at June 30, 2012, $2.1 million had a valuation allowance of $851,000 and $7.0 million had no specific allowance above the general allowance as of June 30, 2012. For those impaired loans that management determined that no specific valuation allowance was necessary, management has reviewed the appraisal for each loan and determined that there is no shortfall in the collateral. During the quarter ended June 30, 2012, we recognized $423,000 in charge-offs related to impaired loans.  An impaired loan may not represent an expected loss.

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

Analysis of Allowance for Credit Losses
(Dollars in thousands)

	Six Months Ended June 30, 2012	Year Ended December 31, 2011	Six Months Ended June 30, 2011
Beginning balance	$6,164	$5,884	$5,884
Provisions	900	1,480	852
Loans charged off:
Residential mortgage	(18)	(280)	(166)
Commercial	(866)	(768)	(20)
Lease financing	(1)	(200)	(187)
Consumer	(9)	(64)	—
Total charged off	(894)	(1,312)	(373)
Recoveries:
Residential mortgage	10	79	62
Commercial	3	9	5
Lease financing	10	3	1
Consumer	21	21	12
Total recoveries	44	112	80
Ending balance	$6,214	$6,164	$6,443

Reserve for unfunded loan commitments	$99	$99	$113

The following table sets forth the composition of DNB’s allowance for credit losses for the periods indicated.

Composition of Allowance for Credit Losses
(Dollars in thousands)

	Six Months Ended June 30, 2012		Year Ended December 31, 2011		Six Months Ended June 30, 2011
	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans
Residential mortgage	$378	6%	$383	6%	$386	7%
Commercial	4,800	83	4,945	83	4,685	81
Lease financing	5	—	10	—	19	—
Consumer	268	11	260	11	482	12
Unallocated	763	—	566	—	871	—
Total	$6,214	100%	$6,164	100%	$6,443	100%

Reserve for unfunded loan commitments	$99	—	$99	—	$113	—

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

Non-interest income for the three and six-month periods ended June 30, 2012 was $1.2 million and $2.1 million, compared to $947,000 and $1.9 million for the same periods in 2011.  The $211,000 increase during the three months ended June 30, 2012 was mainly attributable to an increase in gains on sales of securities and gains on sales of SBA loans of $78,000 and $65,000, respectively, an increase of $64,000 in service charges on deposits, and an  increase of $13,000 in DNB Investments and Insurance  revenue, offset by a decrease of $8,000 in other income.  Absent the gains on sales of investment securities for the three months ended June 30, 2012, total non-interest income was up $133,000 quarter over quarter.  During the six months ended June 30, 2012, non-interest income increased $155,000 over the same period in 2011. This increase was primarily due to an increase in service charges on deposits of $129,000, gains on sales of securities of $77,000 and an increase of $38,000 in DNB Investments and Insurance revenue, offset by a $67,000 decrease in gains on the sales of SBA loans and a decrease of $19,000 in other income.  Absent the gains on sales of investment securities for the six month period June 30, 2012, total non-interest income would have been up $78,000 over  the same period in 2011.

NON-INTEREST EXPENSE

Non-interest expense for the three and six-month periods ended June 30, 2012 was $4.3 million and $8.6 million compared to $4.1 million and $8.3 million for the same periods in 2011.  During the three months ended June 30, 2012, total non-interest expense increased by $183,000. This increase was primarily due to a $120,000 increase in other non-interest expense (mainly due to Boothwyn conversion costs of $65,000 in connection with the branch acquisition), a $42,000 increase in professional and consulting, a $28,000 increase in salary and employee benefits, a $19,000 increase in printing and supplies, a $16,000 increase in occupancy and a $12,000 increase in PA shares tax.  This was offset by a $53,000 decrease in advertising and marketing and a $4,000 decrease in furniture and equipment.  During the six months ended June 30, 2012, total non-interest expense increased $229,000. The increase was primarily attributable to an increase in salary and employee benefits of $141,000, an increase in other non-interest expense of $76,000 (mainly due to Boothwyn conversion costs in connection with the branch acquisition), an increase in professional and consulting of $55,000, and an increase in PA shares tax of $25,000. This was offset by a decrease in occupancy of $34,000, a decrease in advertising and marketing of $32,000 and a decrease in furniture and equipment of $16,000.

INCOME TAXES

Income tax expense for the three and six-month periods ended June 30, 2012 was $588,000 and $1.0 million compared to $564,000 and $1.0 million for the same periods in 2011. The effective tax rate for the three and six-month periods ended June 30, 2012 was 29.6% and 29.3% compared to 30.5% and 30.5% for the same periods in 2011. Income tax expense for each period differs from the amount determined at the statutory rate of 34.0% due to tax-exempt income on loans and investment securities, DNB's ownership of BOLI policies, and tax credits recognized on a low-income housing limited partnership.

ASSET QUALITY

Non-performing assets totaled $12.8 million at June 30, 2012, compared to $11.2 million at March 31, 2012, $11.6 million at December 31, 2011 and $10.9 million at June 30, 2011. Total non-performing assets increased $1.6 million and $1.2 million during the three and six-months ended June 30, 2012. The $1.6 million increase during the most recent quarter was primarily due to the addition of one non-accrual residential property and one non-accrual commercial loan, offset by one fully charged off commercial loan. Total non-performing assets increased $1.9 million from June 30, 2011. As a result of the increase in non-performing loans, the non-performing loans to total loans ratio increased to 2.21% at June 30, 2011, up from 1.65% at June 30, 2011. The non-performing assets to total assets ratio increased to 2.02% at June 30, 2012 from 1.72% at June 30, 2011. The allowance to non-performing loans and leases ratio decreased from 93.5% at June 30, 2011 to 69.0% at June 30, 2012. DNB continues to work diligently to improve asset quality by adhering to strict underwriting standards and improving lending policies and procedures. Non-performing assets have, and will continue to have, an impact on earnings; therefore management intends to continue working aggressively to reduce the level of such assets.

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

DNB’s Credit Policy Committee monitors the performance of the loan and lease portfolio to identify potential problem assets on a timely basis. Committee members meet to design, implement and review asset recovery strategies, which serve to maximize the recovery of each troubled asset. As of June 30, 2012, DNB had $9.0 million of loans classified as substandard, which, although performing at that date, are believed to require increased supervision and review; and may, depending on the economic environment and other factors, become non-performing assets in future periods. The amount of such loans at December 31, 2011 was $9.2 million. The majority of the loans are secured by commercial real estate, with lesser amounts being secured by residential real estate, inventory and receivables.

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

Non-Performing Assets
(Dollars in thousands)

	June 30, 2012	December 31, 2011	June 30, 2011
Non-accrual loans:
Residential mortgage	$2,286	$1,873	$1,918
Commercial mortgage	322	2,114	733
Commercial	6,177	3,233	4,076
Lease financing	60	61	76
Consumer	159	151	63
Total non-accrual loans	9,004	7,432	6,866
Loans 90 days past due and still accruing	—	210	23
Troubled debt restructurings	—	—	—
Total non-performing loans	9,004	7,642	6,889
Other real estate owned & other repossessed property	3,776	3,974	3,966
Total non-performing assets	$12,780	$11,616	$10,855
Asset quality ratios:
Non-performing loans to total loans	2.21%	1.89%	1.65%
Non-performing assets to total assets	2.02	1.91	1.72
Allowance for credit losses to:
Total loans and leases	1.53	1.53	1.54
Non-performing loans and leases	69.0	80.7	93.5

Included in the loan and lease portfolio are loans for which DNB has ceased the accrual of interest.  If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

	Six Months Ended	Year Ended	Six Months Ended
(Dollars in thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Interest income which would have been
recorded under original terms	$224	$357	$165
Interest income recorded during the period	(34)	(36)	—
Net impact on interest income	$190	$321	$165

Impaired loans are measured for impairment using the fair value of the collateral for collateral dependent loans. Information regarding impaired loans is presented as follows:

	At and For the	At and For the	At and For the
	Six Months Ended June 30, 2012	Year Ended December 31, 2011	Six Months Ended June 30, 2011
(Dollars in thousands)
Total recorded investment	$9,146	$7,574	$6,976
Impaired loans with a specific allowance	2,114	4,834	3,971
Impaired loans without a specific allowance	7,032	2,740	3,005
Average recorded investment	8,018	7,356	7,073
Specific allowance allocation	851	1,185	578
Total cash collected	249	1,698	823
Interest income recorded	56	59	6

LIQUIDITY AND CAPITAL RESOURCES

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes.  DNB’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding.  As part of its liquidity management, DNB maintains assets that comprise its primary liquidity, which totaled $111.9 million at June 30, 2012 compared to $84.9 million at December 31, 2011.  Primary liquidity includes investments, Federal funds sold and cash and due from banks, less pledged securities.  DNB also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.

 In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs.  Through these relationships, DNB has available credit of approximately $209.1 million.  As a member of the FHLB, we are eligible to borrow up to a specific credit limit which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of June 30, 2012, our Maximum Borrowing Capacity with the FHLB was $192.1 million. The total of our outstanding borrowings from the FHLB on that date was $20.0 million. At June 30, 2012, we also had available $17.0 million of unsecured federal funds lines of credit with other financial institutions as well as $30.0 million of available short or long term funding through the Certificate of Deposit Account Registry Service (CDARS) program. Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

On August 5, 2011, Standard & Poor's downgraded the credit rating of the U.S. Government and federal agencies, including the FHLB, from AAA to AA+ , with a negative outlook.  These downgrades, and any future downgrades, in the credit ratings of the U.S. Government and the FHLB could likely increase the borrowing costs of the FHLB and possibly have a negative impact on its operations and long-term performance.  It is possible this could have an adverse effect on the value of the Corporation's investment in FHLB stock.

At June 30, 2012, DNB had $61.6 million in un-funded loan commitments.  Management anticipates these commitments will be funded by means of normal cash flows. Certificates of deposit greater than or equal to $100,000 scheduled to mature in one year or less from June 30, 2012 totaled $33.3 million.  Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in cash and cash equivalents or by pay-downs and maturities of loans and investments.

The Corporation and the Bank have each met the definition of “well capitalized” for regulatory purposes on June 30, 2012.  The Bank’s capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of the Corporation’s or the Bank’s overall financial condition or prospects. The Corporation’s capital exceeds the FRB’s minimum leverage ratio requirements for bank holding companies (see additional discussion included in Footnote 17 of DNB’s 10-K).

Under federal banking laws and regulations, DNB and the Bank are required to maintain minimum capital as determined by certain regulatory ratios. Capital adequacy for regulatory purposes, and the capital category assigned to an institution by its regulators, may be determinative of an institution’s overall financial condition.

The following table summarizes data and ratios pertaining to the Corporation and the Bank's capital structure.
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation
June 30, 2012:
Total risk-based capital	$69,185	15.03%	$36,830	8.00%	N/A	N/A
Tier 1 risk-based capital	63,429	13.78	18,415	4.00	N/A	N/A
Tier 1 (leverage) capital	63,429	10.24	24,787	4.00	N/A	N/A
December 31, 2011:
Total risk-based capital	$66,716	15.57%	$34,275	8.00%	N/A	N/A
Tier 1 risk-based capital	61,354	14.32	17,138	4.00	N/A	N/A
Tier 1 (leverage) capital	61,354	10.14	24,205	4.00	N/A	N/A
DNB First, N.A.
June 30, 2012:
Total risk-based capital	$69,087	15.02%	$36,796	8.00%	$45,996	10.00%
Tier 1 risk-based capital	63,331	13.77	18,398	4.00	27,597	6.00
Tier 1 (leverage) capital	63,331	10.23	24,769	4.00	30,962	5.00
December 31, 2011:
Total risk-based capital	$66,692	15.58%	$34,242	8.00%	$42,803	10.00%
Tier 1 risk-based capital	61,330	14.33	17,121	4.00	25,682	6.00
Tier 1 (leverage) capital	61,330	10.14	24,188	4.00	30,235	5.00

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes an Economic Value of Equity ("EVE") model.  The EVE model measures the potential price risk of equity to changes in interest rates and factors in the optionality included on the balance sheet.  EVE analysis is used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points.  The EVE is likely to be different if rates change.  Results falling outside prescribed ranges may require action by management.  At June 30, 2012 and December 31, 2011, DNB's variance in the EVE as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the table below. The change as a percentage of the present value of equity with a 200 basis point increase at June 30, 2012 and  December 31, 2011 was within DNB’s negative 25% guideline.

(Dollars in thousands)	June 30, 2012					December 31, 2011
Change in rates	Flat	-200	bp	+200	bp	Flat	-200	bp	+200	bp
EVE	$62,096	$60,418		$52,860		$54,877	$51,041		$49,134
Change		(1,677)		(9,236)			(3,836)		(5,743)
Change as % of assets		(0.3	% )	(1.5	% )		(0.6)%		(0.9)%
Change as % of PV equity		(2.7	% )	(14.9	% )		(7.0)%		(10.5)%

ITEM 4- CONTROLS AND PROCEDURES

DNB’s Management, with the participation of our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2012, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, Management has concluded that DNB’s current disclosure controls and procedures are effective.

Management of DNB is responsible for establishing and maintaining adequate internal control over financial reporting for DNB, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  There was no change in DNB’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, DNB’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended June 30, 2012. The following table provides information on repurchases by DNB of its common stock in each month of the quarter ended June 30, 2012:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2012 – April 30, 2012	—	$—	—	63,016
May 1, 2012 – May 31, 2012	—	—	—	63,016
June 1, 2012 – June 30, 2012	—	—	—	63,016
Total	—	$—	—

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K.

The exhibits listed in the "Index to Exhibits" at pages 47-50 of this report are incorporated by reference and filed or furnished herewith in response to this Item.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNB FINANCIAL CORPORATION

August 10, 2012	BY:	/s/ William S. Latoff
William S. Latoff, Chairman of the Board and Chief Executive Officer

August 10, 2012	BY:	/s/ Gerald F. Sopp
Gerald F. Sopp, Chief Financial Officer and Executive Vice President

Index to Exhibits

Exhibit No. Under Item 601 of Regulation S-K
2	(i)
Purchase and Assumption Agreement, by and between DNB First, National Association and Capital Bank, National Association dated as of April 2, 2012 filed as Exhibit 2.1 to Form 8-K (No. 1-34242) on April 4, 2012 and incorporated herein by reference.

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

(b)**
1995 Stock Option Plan of DNB Financial Corporation (as amended and restated, effective as of April 25, 2012), filed on March 22, 2012 as Appendix A to Registrant’s Proxy Statement for its Annual Meeting of Stockholders held April 25, 2012, and incorporated herein by reference.

(c)**
DNB Financial Corporation Incentive Equity and Deferred Compensation Plan (As Amended and Restated Effective May 5, 2009), filed March 31, 2009 as Appendix A to Registrant’s definitive proxy statement on Schedule 14-A (No. 1-34242) and incorporated herein by reference.

(d)*
Amended and Restated Change of Control Agreement among DNB Financial Corporation, DNB First, N.A. and William S. Latoff, dated December 20, 2006, filed March 26, 2007 as item 10(e) to Form 10-K for the fiscal year-ended December 31, 2006 (No. 1-34242) and incorporated herein by reference.

(e)*
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

(f)**
Form of Stock Option Agreement for grants prior to 2005 under the Registrant’s Stock Option Plan, filed May 11, 2005 as Item 10(n) to Form 10-Q for the fiscal quarter ended March 31, 2005 (No. 1-34242) and incorporated herein by reference.

(g)**
Form of Nonqualified Stock Option Agreement for April 18, 2005 and subsequent grants prior to April 23, 2010 under the Stock Option Plan, filed May 11, 2005 as Item 10(o) to Form 10-Q for the fiscal quarter ended March 31, 2005 (No. 1-34242) and incorporated herein by reference.

(h)
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

(i)
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

(j)*
Amended and Restated Change of Control Agreement among DNB Financial Corporation, DNB First, N.A. and William J. Hieb, filed May 15, 2007 as Item 10(l) to Form 10-Q for the fiscal quarter ended March 31, 2007 (No. 1-34242) and incorporated herein by reference.

(k)**
Form of Nonqualified Stock Option Agreement for grants on and after December 22, 2005 and prior to April 23, 2010 under the Stock Option Plan, filed March 23, 2006 as Item 10(s) to Form 10-K for the fiscal year ended December 31, 2005 (No. 1-34242) and incorporated herein by reference.

(l)*
Deferred Compensation Plan For Directors of DNB Financial Corporation (adopted effective October 1, 2006), filed November 14, 2006 as Item 10(s) to Form 10-Q for the fiscal quarter ended September 30, 2006 (No. 1-34242) and incorporated herein by reference.

(m)*
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

(p)*
DNB Financial Corporation Supplemental Executive Retirement Plan for William S. Latoff as amended and restated effective April 1, 2007, filed May 15, 2007 as Item 10(r) to Form 10-Q for the fiscal quarter ended March 31, 2007 (No. 1-34242) and incorporated herein by reference, as further amended by Amendment dated December 8, 2008, filed March 31, 2009 as item 10(r) to Form 10-K for the fiscal year-ended December 31, 2008 (No. 1-34242) and incorporated herein by reference.

(q)*
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

(s)*
DNB Offer Letter to Gerald F. Sopp, dated December 20, 2006, filed March 26, 2007 as item 10(u) to Form 10-K for the fiscal year-ended December 31, 2006 (No. 1-34242) and incorporated herein by reference.

(t)**
Form of Restricted Stock Award Agreement dated November, 28, 2007, filed March 28, 2008 as item 10(v) to Form 10-K for the fiscal year-ended December 31, 2007 (No. 1-34242) and incorporated herein by reference.

(u)**
Restricted Stock Award Agreement dated April 23, 2010 between DNB Financial Corporation and William S. Latoff, filed August 13, 2010 as Item 10(x) to Form 10-Q for the fiscal quarter ended June 30, 2010 (No. 1-34242) and incorporated herein by reference.

(v)**
Form of Restricted Stock Option Agreement for non-employee directors for awards made on and after April 23, 2010 pursuant to the 1995 Stock Option Plan of DNB Financial Corporation (as amended and restated, effective as of April 27, 2004), filed August 13, 2010 as Item 10(y) to Form 10-Q for the fiscal quarter ended June 30, 2010 (No. 1-34242) and incorporated herein by reference.

(w)**
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

(aa)
Securities Purchase Agreement dated as of August 4, 2011, between the Secretary of the Treasury and DNB Financial Corporation, filed as Exhibit 99.1 to Form 8-K (No. 1-34242) on August 8, 2011 and incorporated herein by reference.

(bb)
Letter Agreement dated August 4, 2011 between the Secretary of the Treasury and DNB Financial Corporation, filed as Exhibit 99.4 to Form 8-K (No. 1-34242) on August 8, 2011 and incorporated herein by reference.

(cc)
Warrant Letter Agreement, dated September  21, 2011, between DNB Financial Corporation and the Secretary of the Treasury,  filed as Exhibit 10.1 to Form 8-K (No. 1-34242) on September 22, 2011 and incorporated herein by reference.

(dd)*	Form of Amendment to Change of Control Agreement For Named Executive Officers, filed as Exhibit 99.1 to Form 8-K (No. 1-34242) on October 28, 2011 and incorporated herein by reference.
(ee)**
Restricted Stock Award Agreement dated December 12, 2011 between DNB Financial Corporation and William S. Latoff, filed as Item 99.1 to Form 8-K/A (No. 1-34242) on January 6, 2012 and incorporated herein by reference.

11
Registrant’s Statement of Computation of Earnings Per Share is set forth in Footnote 6 to Registrant's consolidated financial statements at page 17 of this Form 10-Q and is incorporated herein by reference.

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