Form 10-Q
period 2012-09-30
DNB FINANCIAL CORP /PA/
filed 2012-11-09
CIK 713671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-Q
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended: September 30, 2012
or
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer", "large accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
                        Large accelerated filer    ☐                                      Accelerated filer                   ☐
                        Non-accelerated filer      ☐                                     Smaller reporting company  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock ($1.00 Par Value) (Class)	2,719,701 (Shares Outstanding as of November 8, 2012)

DNB FINANCIAL CORPORATION AND SUBSIDIARY
INDEX

	PART I - FINANCIAL INFORMATION	PAGE NO

ITEM 1.	FINANCIAL STATEMENTS (Unaudited):

	CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	September 30, 2012 and December 31, 2011	3

	CONSOLIDATED STATEMENTS OF INCOME
	Three and Nine Months Ended September 30, 2012 and 2011	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three and Nine Months Ended September 30, 2012 and 2011	5

	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	6
	Nine Months Ended September 30, 2012 and 2011

	CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30, 2012 and 2011	7

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	27

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK,	45

ITEM 4.	CONTROLS AND PROCEDURES	45

	PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	45

ITEM 1A.	RISK FACTORS	45

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	46

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	46

ITEM 4.	MINE SAFETY DISCLOSURES	46

ITEM 5.	OTHER INFORMATION	46

ITEM 6.	EXHIBITS	46

SIGNATURES		47

EXHIBIT INDEX

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
DNB Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition (Unaudited)

	September 30,	December 31,
(Dollars in thousands, except share and per share data)	2012	2011
Assets
Cash and due from banks	$18,993	$32,877
Cash and cash equivalents	18,993	32,877
AFS investment securities (amortized cost of $122,377 and $107,543)	123,900	107,530
HTM investment securities (fair value of $56,460 and $37,681)	54,090	36,427
Total investment securities	177,990	143,957
Loans and leases	402,377	403,684
Allowance for credit losses	(6,557)	(6,164)
Net loans and leases	395,820	397,520
Restricted stock	3,427	3,625
Office property and equipment, net	8,341	7,846
Accrued interest receivable	2,788	2,536
OREO & other repossessed property	3,864	3,974
Bank owned life insurance (BOLI)	8,561	8,383
Core deposit intangible	197	111
Net deferred taxes	3,082	3,614
Other assets	3,130	2,656
Total assets	$626,193	$607,099
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$84,867	$68,371
Interest-bearing deposits:
NOW	155,420	171,321
Money market	115,587	107,368
Savings	55,063	45,250
Time	106,946	105,235
Total deposits	517,883	497,545
Federal Home Loan Bank of Pittsburgh (FHLBP) advances	20,000	20,000
Repurchase agreements	17,407	23,770
Junior subordinated debentures	9,279	9,279
Other borrowings	578	598
Total borrowings	47,264	53,647
Accrued interest payable	371	444
Other liabilities	5,002	4,407
Total liabilities	570,520	556,043
Stockholders’ Equity
Preferred stock, $10.00 par value;
1,000,000 shares authorized; $1,000 liquidation preference per share; 13,000 issued	12,974	12,962
Common stock, $1.00 par value;
10,000,000 shares authorized; 2,882,503 issued	2,897	2,891
Treasury stock, at cost; 167,941 and 187,654, respectively	(4,002)	(4,252)
Surplus	35,159	35,060
Retained earnings	9,087	5,871
Accumulated other comprehensive loss, net	(442)	(1,476)
Total stockholders’ equity	55,673	51,056
Total liabilities and stockholders’ equity	$626,193	$607,099
See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2012	2011	2012	2011
Interest Income:
Interest and fees on loans and leases	$5,654	$5,758	$16,714	$17,039
Interest and dividends on investment securities:
Taxable	798	779	2,382	2,555
Exempt from federal taxes	168	95	411	96
Interest on cash and cash equivalents	6	19	26	47
Total interest and dividend income	6,626	6,651	19,533	19,737
Interest Expense:
Interest on NOW, money market and savings	226	254	681	831
Interest on time deposits	366	527	1,203	1,711
Interest on FHLB advances	213	213	635	651
Interest on repurchase agreements	15	38	56	114
Interest on junior subordinated debentures	81	75	244	231
Interest on other borrowings	20	21	60	74
Total interest expense	921	1,128	2,879	3,612
Net interest income	5,705	5,523	16,654	16,125
Provision for credit losses	375	426	1,275	1,278
Net interest income after provision for credit losses	5,330	5,097	15,379	14,847
Non-interest Income:
Service charges	341	290	1,010	831
Wealth management	223	158	690	587
Increase in cash surrender value of BOLI	60	61	178	181
Gain on sale of investment securities, net	161	-	240	2
Gain on sale of SBA loans	-	56	158	281
Loss on sale or write down of OREO	(229)	(1)	(229)	(1)
Other fees	323	295	895	886
Total non-interest income	879	859	2,942	2,767
Non-interest Expense:
Salaries and employee benefits	2,268	2,159	6,755	6,504
Furniture and equipment	300	313	935	963
Occupancy	469	488	1,408	1,461
Professional and consulting	318	269	936	832
Advertising and marketing	117	141	432	488
Printing and supplies	30	29	131	111
FDIC insurance	119	124	352	433
PA shares tax	141	129	424	387
Telephone and fax	42	52	147	155
Postage	26	16	64	59
Other expenses	409	397	1,230	1,070
Total non-interest expense	4,239	4,117	12,814	12,463
Income before income tax expense	1,970	1,839	5,507	5,151
Income tax expense	554	544	1,589	1,553
Net income	$1,416	$1,295	$3,918	$3,598
Preferred stock dividends and accretion of discount	37	331	295	640
Net income available to Common Shareholders	$1,379	$964	$3,623	$2,958
Earnings per common share:
Basic	$0.51	$0.36	$1.34	$1.11
Diluted	$0.50	$0.36	$1.32	$1.10
Cash dividends per common share	$0.05	$0.03	$0.15	$0.09
Weighted average common shares outstanding:
Basic	2,714,427	2,677,533	2,708,006	2,670,811
Diluted	2,744,819	2,696,320	2,735,471	2,693,974
See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Net income	$1,416	$1,295	$3,918	$3,598
Other Comprehensive Income:
Unrealized holding gains arising during the period
Before tax amount	1,021	(110)	1,776	2,257
Tax effect	(347)	38	(603)	(767)
Net of tax	674	(72)	1,173	1,490
Discount on AFS to HTM reclassification
Before tax amount	-	-	-	(116)
Tax effect	-	-	-	39
Net of tax	-	-	-	(77)
Accretion of discount on AFS to HTM reclassification
Before tax amount	11	8	29	9
Tax effect	(4)	(3)	(10)	(3)
Net of tax	7	5	19	6
Less reclassification for gains included in net income
Before tax amount	(161)	-	(240)	(2)
Tax effect	55	-	82	1
Net of tax	(106)	-	(158)	(1)
Total other comprehensive income	575	(67)	1,034	1,418
Total comprehensive income	$1,991	$1,228	$4,952	$5,016

Accumulated Other Comprehensive Income (Unaudited)	Before-Tax	Tax	Net-of-Tax
(Dollars in thousands)	Amount	Effect	Amount
September 30, 2012
Net unrealized gain on AFS securities	$1,523	$(517)	$1,006
Discount on AFS to HTM reclassification	(63)	21	(42)
Unrealized actuarial losses-pension	(2,131)	725	(1,406)
Total of all items above	$(671)	$229	$(442)
December 31, 2011
Net unrealized loss on AFS securities	$(13)	$4	$(9)
Discount on AFS to HTM reclassification	(92)	31	(61)
Unrealized actuarial losses-pension	(2,131)	725	(1,406)
Total of all items above	$(2,236)	$760	$(1,476)
See accompanying notes to unaudited consolidated financial statements.

DNB FINANCIAL CORPORATION AND Subsidiary
Consolidated Statements of Stockholders’ Equity (Unaudited)

							Accumulated
							Other
	Preferred	Common	Stock	Treasury		Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Warrants	Stock	Surplus	Earnings	Loss	Total
Balance at January 1, 2012	$12,962	$2,891	$-	$(4,252)	$35,060	$5,871	$(1,476)	$51,056
Net income for nine months ended September 30, 2012	-	-	-	-	-	3,918	-	3,918
Accretion of discount on AFS to HTM reclassification	-	-	-	-	-	-	19	19
Unrealized gains on AFS securities, net	-	-	-	-	-	-	1,015	1,015
SBLF Issuance Costs accretion	12	-	-	-	-	(12)	-	-
Restricted stock compensation expense	-	6	-	-	47	-	-	53
Stock option compensation	-	-	-	-	52	-	-	52
Cash dividends - common ($.15 per share)	-	-	-	-	-	(407)	-	(407)
Cash dividends SBLF Preferred	-	-	-	-	-	(283)	-	(283)
Sale of treasury shares to 401(k) (13,098 shares)	-	-	-	165	-	-	-	165
Sale of treasury shares to deferred comp plan (6,615 shares)	-	-	-	85	-	-	-	85
Balance at September 30, 2012	$12,974	$2,897	$-	$(4,002)	$35,159	$9,087	$(442)	$55,673

							Accumulated
							Other
	Preferred	Common	Stock	Treasury		Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Warrants	Stock	Surplus	Earnings	Loss	Total
Balance at January 1, 2011	$11,541	$2,884	$151	$(4,515)	$35,294	$2,069	$(2,216)	$45,208
Net income for nine months ended September 30, 2011	-	-	-	-	-	3,598	-	3,598
Accretion of discount on AFS to HTM reclassification	-	-	-	-	-	-	6	6
Unrealized gains on AFS securities, net	-	-	-	-	-	-	1,412	1,412
Preferred stock discount accretion	209	-	-	-	-	(209)	-	-
SBLF Issuance Costs accretion	3	-	-	-	-	(3)	-	-
Restricted stock compensation expense	-	5	-	-	40	-	-	45
Stock option compensation	-	-	-	-	18	-	-	18
SBLF stock issued	13,000	-	-	-	-	-	-	13,000
Repurchase of CPP Preferred stock	(11,750)	-	-	-	-	-	-	(11,750)
SBLF issuance cost	(45)	-	-	-	-	-	-	(45)
Repurchase of stock warrants	-	-	(151)	-	(307)	-	-	(458)
Cash dividends - common ($.09 per share)	-	-	-	-	-	(241)	-	(241)
Cash dividends Preferred	-	-	-	-	-	(348)	-	(348)
Cash dividends-SBLF	-	-	-	-	-	(80)	-	(80)
Sale of treasury shares to 401(k) (10,906 shares)	-	-	-	164	-	-	-	164
Sale of treasury shares to deferred comp plan (2,334 shares)	-	-	-	23	-	-	-	23
Balance at September 30, 2011	$12,958	$2,889	$-	$(4,328)	$35,045	$4,786	$(798)	$50,552
See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2012	2011
Cash Flows From Operating Activities:
Net income	$3,918	$3,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,462	1,754
Provision for credit losses	1,275	1,278
Unvested stock amortization	105	63
Net gain on sale of securities	(240)	(2)
Net loss on sale and write down of OREO and other repossessed property	229	1
Earnings from investment in BOLI	(178)	(181)
Deferred tax benefit	10	2
Proceeds from sales of SBA loans	3,013	3,869
SBA loans originated for sale	(2,855)	(3,588)
Gain on sale of SBA loans	(158)	(281)
Increase in accrued interest receivable	(252)	(354)
(Increase) decrease in other assets	(604)	344
Decrease in accrued interest payable	(68)	(137)
Increase (decrease) in other liabilities	730	(433)
Net Cash Provided By Operating Activities	6,387	5,933
Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Sales	14,418	15,762
Maturities, repayments and calls	32,070	37,615
Purchases	(61,867)	(39,585)
Activity in held-to-maturity securities:
Sales	289	-
Maturities, repayments and calls	4,843	3,943
Purchases	(22,839)	(13,932)
Net decrease in restricted stock	198	443
Net (increase) decrease in loans and leases	169	(18,014)
Net purchases of property and equipment, less proceeds from disposals	(508)	(332)
Proceeds from sale of OREO and other repossessed property	203	461
Cash received in connection with acquisition of branch, net of cash used	15,234	-
Net Cash Used By Investing Activities	(17,790)	(13,639)
Cash Flows From Financing Activities:
Net increase in deposits	4,477	5,760
Repayment of FHLBP advances	-	(5,000)
Net (decrease) increase in short term repurchase agreements	(6,363)	3,227
Decrease in other borrowings	(20)	(17)
Dividends paid	(825)	(743)
Proceeds from the issuance of preferred stock (SBLF)	-	12,955
Repurchase of preferred stock and warrant (CPP)	-	(12,208)
Sale of treasury stock, net	250	187
Net Cash Provided by Financing Activities	(2,481)	4,161
Net Change in Cash and Cash Equivalents	(13,884)	(3,545)
Cash and Cash Equivalents at Beginning of Period	32,877	26,360
Cash and Cash Equivalents at End of Period	$18,993	$22,815
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,952	$3,749
Income taxes	1,061	1,959
Supplemental Disclosure of Non-cash Flow Information:
Transfers from loans and leases to real estate owned and other repossessed property	322	39
Transfers of securities from AFS to HTM at fair value (amortized cost of $20,228)	-	20,112
Acquisition adjustments to fair value:
Core deposits intangible	(130)	-
Accrued interest payable	5	-
Loans and leases	66	-
Property and Equipment	686	-
Deposits	(15,861)	-
See accompanying notes to unaudited consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, DNB First, National Association (the "Bank") have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior amounts not affecting net income are reclassified when necessary to conform to current period classifications. The results of operations for the three month and nine month periods ended September 30, 2012 are not necessarily indicative of the results which may be expected for the entire year.  The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2011.

Subsequent Events-- Management has evaluated events and transactions occurring subsequent to September 30, 2012 for items that should potentially be recognized or disclosed in these Consolidated Financial Statements. The evaluation was conducted through the date these financial statements were issued.

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

NOTE 3: INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities, as of the dates indicated, are summarized as follows:

	September 30, 2012
	Amortized	Unrealized	Unrealized	Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$7,210	$595	$-	$7,805
Government Sponsored Entities (GSE) mortgage-backed securities	10,473	544	-	11,017
Corporate bonds	6,513	271	(5)	6,779
Collateralized mortgage obligations GSE	7,805	196	-	8,001
State and municipal tax-exempt	22,089	769	-	22,858
Total	$54,090	$2,375	$(5)	$56,460

Available For Sale
US Government agency obligations	$36,772	$110	$(1)	$36,881
GSE mortgage-backed securities	24,183	703	-	24,886
Collateralized mortgage obligations GSE	10,746	62	(19)	10,789
Corporate bonds	38,838	825	(224)	39,439
State and municipal tax-exempt	1,108	-	(11)	1,097
Asset-backed securities	9,703	88	-	9,791
Certificates of deposit	1,000	4	(1)	1,003
Equity securities	27	-	(13)	14
Total	$122,377	$1,792	$(269)	$123,900

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2011
	Amortized	Unrealized	Unrealized	Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
Government Sponsored Entities (GSE) mortgage-backed securities	$14,363	$493	$-	$14,856
Corporate Bonds	1,548	18	-	1,566
Collateralized mortgage obligations GSE	8,139	163	-	8,302
State and Municipal tax-exempt	12,377	580	-	12,957
Total	$36,427	$1,254	$-	$37,681

Available For Sale
US Government agency obligations	$43,698	$194	$(1)	$43,891
GSE mortgage-backed securities	24,792	533	(12)	25,313
Collateralized mortgage obligations GSE	6,148	24	(20)	6,152
Corporate bonds	27,141	84	(878)	26,347
Asset-backed securities	5,737	78	-	5,815
Equity securities	27	-	(15)	12
Total	$107,543	$913	$(926)	$107,530

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The table below details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at September 30, 2012 and December 31, 2011.

	September 30, 2012
			Fair Value	Unrealized	Fair Value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
Corporate bonds	$2,595	$(5)	$2,595	$(5)	$-	$-
Total	$2,595	$(5)	$2,595	$(5)	$-	$-
Available For Sale
US Government agency obligations	$4,029	$(1)	$4,029	$(1)	$-	$-
Collateralized mortgage obligations GSE	4,023	(19)	4,023	(19)	-	-
Corporate bonds	7,778	(224)	3,459	(41)	4,319	(183)
State and municipal tax-exempt	1,097	(11)	1,097	(11)	-	-
Certificates of deposit	249	(1)	249	(1)	-	-
Equity securities	14	(13)	-	-	14	(13)
Total	$17,190	$(269)	$12,857	$(73)	$4,333	$(196)

	December 31, 2011
			Fair Value	Unrealized	Fair Value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Available For Sale
US Government agency obligations	$1,522	$(1)	$1,522	$(1)	$-	$-
GSE mortgage-backed securities	4,428	(12)	4,428	(12)	-	-
Collateralized mortgage obligations GSE	4,554	(20)	4,554	(20)	-	-
Corporate bonds	18,023	(878)	14,232	(477)	3,791	(401)
Equity securities	12	(15)	-	-	12	(15)
Total	$28,539	$(926)	$24,736	$(510)	$3,803	$(416)

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2012, there were eight corporate bonds, two U.S. agency obligations, two collateralized mortgage obligations, three tax-exempt municipalities, one certificate of deposit, and six equity securities which were in an unrealized loss position. Twelve of these twenty-two securities did not meet the criteria of having market value loss greater than 10% of book value or had been impaired for more than 12 months. DNB does not intend to sell these securities and management of DNB does not expect to be required to sell any of these securities prior to a recovery of its cost basis. Management does not believe any individual unrealized loss as of September 30, 2012 represents an other-than-temporary impairment. There were four corporate bonds and six equity securities that were impaired for more than 12 months. One of the corporate bonds that was impaired for more than 12 months had a market value loss greater than 10% of book value. DNB reviews its investment portfolio on a quarterly basis judging each investment for other-than-temporary impairment (OTTI). The OTTI analysis focuses on duration and amount by which a security is below book. As of September 30, 2012, the following securities were reviewed:
Corporate Securities The unrealized loss on eight investments in the corporate bond portfolio was caused by a number of factors. Some of the bonds have had downgrades since they were purchased. Some of the Corporates have been affected by the market's perception of the impact of sovereign debit holdings and spreads on the financial sector have widened since they were purchased. The book value of the four securities is $4.5 million and the unrealized loss is $183,000 or 4.0%. Three of the bonds have been impaired for more than twelve months and have a loss less than 10% of the book value. One of the bonds has been impaired for more than twelve months and has a loss greater than 10% of the book value. The contractual terms of those investments do not permit the issuer to settle these securities at a price less than the par value of the investments. Based on this analysis and an evaluation of DNB’s ability and intent to hold these securities for a reasonable period of time sufficient for each security to increase to DNB’s cost, DNB does not intend to sell these securities and it is not more likely than not that DNB will be required to sell the securities before recovery of their cost, DNB does not consider these securities to be other-than-temporarily impaired at September 30, 2012.
Equity securities.  DNB’s investment in six marketable equity securities consists primarily of securities in common stock of community banks in Pennsylvania. The unrealized losses on the six securities in the equity securities portfolio were all impaired for more than twelve months. The severity and duration of the impairment are driven by higher collateral losses, wider credit spreads, and changes in interest rates within the financial services sector. DNB evaluated the prospects of all issuers in relation to the severity and duration of the impairment. Based on this analysis and an evaluation of DNB’s ability and intent to hold these securities for a reasonable period of time sufficient for each security to increase to DNB’s cost, DNB does not intend to sell these securities and it is not more likely than not that DNB will be required to sell the securities before recovery of their cost, DNB does not consider these securities to be other-than-temporarily impaired at September 30, 2012.
The amortized cost and estimated fair value of investment securities as of September 30, 2012, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid without penalties.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$-	$-	$4,556	$4,597
Due after one year through five years	17	17	48,786	49,442
Due after five years through ten years	23,324	24,346	25,304	25,333
Due after ten years	30,749	32,097	43,704	44,514
No stated maturity	-	-	27	14
Total investment securities	$54,090	$56,460	$122,377	$123,900

DNB sold $14.4 million and $15.8 million from the Available For Sale portfolio during the nine month periods ending September 30, 2012 and 2011, respectively. Gains and losses resulting from investment sales, redemptions or calls were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Gross realized gains-AFS	$161	$-	$246	$85
Gross realized losses-AFS	-	-	(6)	(83)
Net realized gain	$161	$-	$240	$2

At September 30, 2012 and December 31 2011, investment securities with a carrying value of approximately $96 million and $96 million, respectively, were pledged to secure public funds, repurchase agreements  and for other purposes as required by law.

NOTE 4: LOANS AND LEASES

The following table sets forth information concerning the composition of total loans and leases outstanding, as of the dates indicated.

(Dollars in thousands)	September 30, 2012	December 31, 2011
Residential mortgage	$25,858	$26,461
Commercial mortgage	240,188	232,297
Commercial	94,690	101,120
Lease financing	62	191
Consumer	41,579	43,615
Total loans and leases	$402,377	$403,684
Less allowance for credit losses	(6,557)	(6,164)
Net loans and leases	$395,820	$397,520
Included in the loan portfolio are loans for which DNB has ceased the accrual of interest (i.e. non-accrual loans). Loans of approximately $7.1 million and  $7.4 million as of September 30, 2012 and December 31, 2011, respectively, were on a non-accrual basis. DNB also had loans of approximately $2.7 million and $210,000 that were 90 days or more delinquent, but still accruing, as of September 30, 2012 and December 31, 2011, respectively. If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2012	2011
Interest income which would have been recorded under original terms	$255	$291
Interest income recorded during the period	(3)	(38)
Net impact on interest income	$252	$253

NOTE 5: ALLOWANCE FOR CREDIT LOSSES
Impaired loans are loans individually evaluated for collectability, and which will probably not be collected in accordance with their contractual terms. Information regarding impaired loans is for the periods indicated is as follows:

	At and For the
	Nine Months Ended
	September 30,
(Dollars in thousands)	2012	2011
Total recorded investment	$7,298	$8,134
Impaired loans with a specific allowance	2,112	4,992
Impaired loans without a specific allowance	5,186	3,142
Average recorded investment	7,838	7,301
Specific allowance allocation	849	355
Total cash collected	3,005	1,527
Interest income recorded	213	59
The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of September 30, 2012 and December 31, 2011.
Age Analysis of Past Due Loans Receivables

					September 30, 2012
							Loans
							Receivable
	30-59	60-89	Greater			Total	> 90
	Days Past	Days Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivables	Accruing
Residential mortgage	$963	$-	$2,261	$3,224	$22,634	$25,858	$60
Commercial mortgage	75	-	2,805	2,880	237,308	240,188	2,485
Commercial:
Commercial term	-	-	65	65	79,798	79,863	-
Commercial construction	-	-	2,031	2,031	12,796	14,827	-
Lease financing	-	-	33	33	29	62	-
Consumer:
Home equity	33	-	212	245	34,129	34,374	93
Other	107	90	83	280	6,925	7,205	83
Total	$1,178	$90	$7,490	$8,758	$393,619	$402,377	$2,721

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

					December 31, 2011
							Loans
							Receivable
	30-59	60-89	Greater			Total	> 90
	Days Past	Days Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivables	Accruing
Residential mortgage	$692	$—	$1,873	$2,565	$23,896	$26,461	$—
Commercial mortgage	257	—	2,324	2,581	229,716	232,297	210
Commercial:
Commercial term	—	54	200	254	76,048	76,302	—
Commercial construction	—	—	312	312	24,506	24,818	—
Lease financing	—	—	61	61	130	191	—
Consumer:
Home equity	175	—	60	235	35,807	36,042	—
Other	15	—	21	36	7,537	7,573	—
Total	$1,139	$54	$4,851	$6,044	$397,640	$403,684	$210
The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, (iii) troubled debt restructurings other than those included in items (i) and (ii), and (iv) OREO as a result of foreclosure or voluntary transfer to DNB as well as other repossessed assets.
Non-Performing Assets

(Dollars in thousands)	September 30, 2012	December 31, 2011
Non-accrual loans:
Residential mortgage	$2,201	$1,873
Commercial mortgage	320	2,114
Commercial	4,391	3,233
Lease financing	33	61
Consumer	163	151
Total non-accrual loans	7,108	7,432
Loans 90 days past due and still accruing	2,721	210
Total non-performing loans	9,829	7,642
Other real estate owned & other repossessed property	3,864	3,974
Total non-performing assets	$13,693	$11,616

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize information in regards to impaired loans by loan portfolio class as of and for the three and nine months ended September 30, 2012 and as of and for the year ended December 31, 2011.
Impaired Loans

			September 30, 2012
				Average	Average	Interest	Interest
				Recorded	Recorded	Income	Income
	Recorded	Unpaid	Related	Investment	Investment	Recognized	Recognized
	Investment	Principal	Allowance	three months ended	nine months ended	three months ended	months ended
(Dollars in thousands)		Balance		September 30, 2012	September 30, 2012	September 30, 2012	September 30, 2012
With no related allowance recorded:
Residential mortgage	$2,390	$2,887	$-	$2,409	$2,207	$-	$-
Commercial mortgage	240	247	-	240	171	-	1
Commercial:
Commercial term	65	399	-	76	139	-	12
Commercial construction	2,295	2,833	-	3,177	2,318	130	130
Lease financing	33	47	-	46	54	-	-
Consumer	163	164	-	161	156	-	4
With allowance recorded:
Residential mortgage	-	-	-	-	-	-	-
Commercial mortgage	81	84	43	82	590	-	-
Commercial:
Commercial term	-	-	-	-	-	-	-
Commercial construction	2,031	2,031	806	2,031	2,203	27	66
Lease financing	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Total:
Residential mortgage	2,390	2,887	-	2,409	2,207	-	-
Commercial mortgage	321	331	43	322	761	-	1
Commercial:
Commercial term	65	399	-	76	139	-	12
Commercial construction	4,326	4,864	806	5,208	4,521	157	196
Lease financing	33	47	-	46	54	-	-
Consumer	163	164	-	161	156	-	4
Total	$7,298	$8,692	$849	$8,222	$7,838	$157	$213

			December 31, 2011
				Average	Average	Interest	Interest
				Recorded	Recorded	Income	Income
	Recorded	Unpaid	Related	Investment	Investment	Recognized	Recognized
	Investment	Principal	Allowance	three months ended	year ended	three months ended	year ended
(Dollars in thousands)		Balance		December 31, 2011	December 31, 2011	December 31, 2011	December 31, 2011
With no related allowance recorded:
Residential mortgage	$2,014	$2,413	$-	$1,262	$1,095	$-	$-
Commercial mortgage	-	-	-	1,019	821	-	58
Commercial:
Commercial term	202	566	-	217	206	-	1
Commercial construction	312	634	-	156	339	-	-
Lease financing	61	74	-	63	123	-	-
Consumer	151	152	-	107	79	-	-
With allowance recorded:
Residential mortgage	-	-	-	755	959	-	-
Commercial mortgage	2,114	2,116	826	1,057	444	-	-
Commercial:
Commercial term	-	-	-	192	450	-	-
Commercial construction	2,720	2,833	359	2,952	2,813	-	-
Lease financing	-	-	-	-	27	-	-
Consumer	-	-	-	-	-	-	-
Total:
Residential mortgage	2,014	2,413	-	2,017	2,054	-	-
Commercial mortgage	2,114	2,116	826	2,076	1,265	-	58
Commercial:
Commercial term	202	566	-	409	656	-	1
Commercial construction	3,032	3,467	359	3,108	3,152	-	-
Lease financing	61	74	-	63	150	-	-
Consumer	151	152	-	107	79	-	-
Total	$7,574	$8,788	$1,185	$7,780	$7,356	$-	$59

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within DNB’s internal risk rating system as of September 30, 2012 and December 31, 2011.
Credit Quality Indicators

	September 30, 2012
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$23,363	$-	$2,495	$-	$25,858
Commercial mortgage	215,040	11,169	13,979	-	240,188
Commercial:
Commercial term	79,289	79	430	65	79,863
Commercial construction	6,598	-	6,198	2,031	14,827
Lease financing	62	-	-	-	62
Consumer:
Home equity	34,069	-	305	-	34,374
Other	7,201	-	4	-	7,205
Total	$365,622	$11,248	$23,411	$2,096	$402,377

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2011
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$24,589	$—	$1,872	$—	$26,461
Commercial mortgage	214,086	11,346	4,834	2,031	232,297
Commercial:
Commercial term	74,961	690	586	65	76,302
Commercial construction	17,624	—	7,194	—	24,818
Lease financing	191	—	—	—	191
Consumer:
Home equity	35,976	—	66	—	36,042
Other	7,573	—	—	—	7,573
Total	$375,000	$12,036	$14,552	$2,096	$403,684
The following tables sets forth the composition of DNB’s allowance for credit losses as of September 30, 2012 and 2011, the activity for the three and nine months ended September 30, 2012 and 2011 as of and for the year ended December 31, 2011.
Allowance for Credit Losses and Recorded Investment in Loans Receivables

		Lease	Residential
(Dollars in thousands)	Commercial	financing	mortgage	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance - July 1, 2012	$4,800	$5	$378	$268	$763	$6,214
Charge-offs	(10)	-	(81)	-	-	(91)
Recoveries	23	26	5	5	-	59
Provisions	486	(28)	104	(12)	(175)	375
Ending balance - September 30, 2012	$5,299	$3	$406	$261	$588	$6,557

		Lease	Residential
(Dollars in thousands)	Commercial	financing	mortgage	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2012	$4,945	$10	$383	$260	$566	$6,164
Charge-offs	(876)	(1)	(99)	(9)	-	(985)
Recoveries	26	36	15	26	-	103
Provisions	1,204	(42)	107	(16)	22	1,275
Ending balance - September 30, 2012	$5,299	$3	$406	$261	$588	$6,557
Ending balance: individually evaluated for impairment	$849	$-	$-	$-	$-	$849
Ending balance: collectively evaluated for impairment	$4,450	$3	$406	$261	$588	$5,708
Loans receivables:
Ending balance	$334,878	$62	$25,858	$41,579		$402,377
Ending balance: individually evaluated for impairment	$4,712	$33	$2,390	$163		$7,298
Ending balance: collectively evaluated for impairment	$330,166	$29	$23,468	$41,416		$395,079
Reserve for unfunded loan commitments	$97	$-	$-	$9		$106

		Lease	Residential
(Dollars in thousands)	Commercial	financing	mortgage	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance - July 1, 2011	$4,685	$19	$386	$482	$871	$6,443
Charge-offs	(408)	(9)	(72)	(32)	-	(521)
Recoveries	2	1	12	8	-	23
Provisions	(21)	15	171	(12)	273	426
Ending balance - September 30, 2011	$4,258	$26	$497	$446	$1,144	$6,371

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Lease	Residential
(Dollars in thousands)	Commercial	financing	mortgage	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2011	$4,387	$86	$454	$482	$475	$5,884
Charge-offs	(428)	(196)	(238)	(32)	-	(894)
Recoveries	7	2	74	20	-	103
Provisions	292	134	207	(24)	669	1,278
Ending balance - September 30, 2011	$4,258	$26	$497	$446	$1,144	$6,371
Ending balance: individually evaluated for impairment	$254	$-	$101	$-	$-	$355
Ending balance: collectively evaluated for impairment	$4,004	$26	$396	$446	$1,144	$6,016
Loans receivables:
Ending balance	$337,683	$264	$26,975	$46,452		$411,374
Ending balance: individually evaluated for impairment	$5,839	$65	$2,020	$210		$8,134
Ending balance: collectively evaluated for impairment	$331,844	$199	$24,955	$46,242		$403,240
Reserve for unfunded loan commitments	$92	$-	$-	$17		$109

		Lease	Residential
(Dollars in thousands)	Commercial	financing	mortgage	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2011	$4,387	$86	$454	$482	$475	$5,884
Charge-offs	(768)	(200)	(280)	(64)	-	(1,312)
Recoveries	9	3	79	21	-	112
Provisions	1,317	121	130	(179)	91	1,480
Ending balance - December 31, 2011	$4,945	$10	$383	$260	$566	$6,164
Ending balance: individually evaluated for impairment	$1,185	$-	$-	$-	$-	$1,185
Ending balance: collectively evaluated for impairment	$3,760	$10	$383	$260	$566	$4,979
Loans receivables:
Ending balance	$333,417	$191	$26,461	$43,615		$403,684
Ending balance: individually evaluated for impairment	$5,348	$61	$2,014	$151		$7,574
Ending balance: collectively evaluated for impairment	$328,069	$130	$24,447	$43,464		$396,110
Reserve for unfunded loan commitments	$90	$—	$—	$9		$99

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6: EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the treasury stock method and reflects the potential dilution that could occur from the exercise of stock options, and warrants and the amortized portion of unvested stock awards. Stock options and unvested stock awards for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. Treasury shares are not deemed outstanding for calculations. There were no outstanding stock warrants in 2012,  128,568 anti-dilutive stock options outstanding, and no anti-dilutive stock awards outstanding at September 30, 2012. There were no anti-dilutive stock warrants outstanding, 149,561 anti-dilutive stock options outstanding, and no anti-dilutive stock awards at September 30, 2011. See Note 11 for a discussion of stock warrants issued and redeemed in conjunction with Preferred shares issued to the U.S. Treasury Department as part of the CPP. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2012
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$1,379	2,714	$0.51	$3,623	2,708	$1.34
Effect of potential dilutive common stock equivalents– stock options and restricted shares	-	31	(0.01)	-	27	(0.02)
Diluted EPS
Income available to common stockholders after assumed conversions	$1,379	2,745	$0.50	$3,623	2,735	$1.32

	Three Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2011
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$964	2,678	$0.36	$2,958	2,708	$1.11
Effect of potential dilutive common stock equivalents– stock options, restricted shares and warrants	-	18	-	-	27	(0.01)
Diluted EPS
Income available to common stockholders after assumed conversions	$964	2,696	$0.36	$2,958	2,735	$1.10

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

NOTE 8: STOCK-BASED COMPENSATION

Stock Option Plan

            DNB has a Stock Option Plan for employees and directors. Under the plan, options (both qualified and non-qualified) to purchase a maximum of 793,368 (as adjusted for subsequent stock dividends) shares of DNB’s common stock could be issued to employees and directors. Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years. Vesting of options under the plan is determined by the Plan Committee. There were 327,964 shares available for grant at September 30, 2012. All options with the exception of 44,600 options granted on April 23, 2010 and 44,600 options granted on December 12, 2011 are immediately exercisable. The options granted on April 23, 2010 have a fair value of $100,000 or $2.25 per share, based on a risk free interest rate of 3.273%, a dividend yield of 1.73% and a volatility of 35.564% and are subject to four year cliff vesting. These options which expire on April 23, 2017 if not exercised or cancelled, have an exercise price of $6.93 per share, and the shares are restricted from resale for two years after exercise. These options are exercisable only at and after such time as the market value of the common stock first equals or exceeds $7.97, which is 115% of the $6.93 exercise price. The options granted on December 12, 2011 have a fair value of $141,000 or $3.17 per share, based on a risk free interest rate of 1.445%, a dividend yield of 1.16% and a volatility of 36.513% and are subject to three year cliff vesting. These options which expire on December 12, 2018 if not exercised or cancelled, have an exercise price of $10.31 per share, and the shares are restricted from resale for two years after exercise. These options are exercisable only at and after such time as the market value of the common stock first equals or exceeds $11.34, which is 110% of the $10.31 exercise price.  DNB expensed $52,000 during the nine months ended September 30, 2012 and anticipates additional expense of $37,000 through April 23, 2014 for the options granted on April 23, 2010 and $103,000 through December 12, 2014 for the options granted on December 12, 2011, the dates the options can first be exercised. Stock option activity is indicated below.

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2012	236,438	$15.98
Issued	-	-
Exercised	-	-
Forfeited	(2,605)	9.69
Expired	(19,215)	16.83
Outstanding September 30, 2012	214,618	$15.98

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2011	203,575	$16.96
Issued	-	-
Exercised	-	-
Forfeited	(1,000)	6.93
Expired	(9,414)	11.16
Outstanding September 30, 2011	193,161	$17.29

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The weighted-average price and weighted average remaining contractual life for the outstanding options are listed below for the dates indicated.

September 30, 2012
Range of			Weighted Average
Exercise	Number	Number	Exercise	Remaining	Intrinsic
Prices	Outstanding	Exercisable	Price	Contractual Life	Value
$6.93-10.99	86,050	-	$8.67	5.41 years	$652,000
14.00-19.99	61,715	61,715	17.62	2.97 years	-
20.00-22.99	18,812	18,812	22.78	2.22 years	-
23.00-24.27	48,041	48,041	24.27	2.55 years	-
Total	214,618	128,568	$15.98	3.79 years	$652,000

September 30, 2011
Range of			Weighted Average
Exercise	Number	Number	Exercise	Remaining	Intrinsic
Prices	Outstanding	Exercisable	Price	Contractual Life	Value
$6.93-10.99	43,600	-	$6.93	5.57 years	$115,000
14.00-19.99	82,419	82,419	17.44	3.23 years	—
20.00-22.99	19,101	19,101	22.78	3.23 years	—
23.00-24.27	48,041	48,041	24.27	3.55 years	—
Total	193,161	149,561	$17.29	3.84 years	$115,000

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

Share awards granted by the Plan were recorded at the date of award based on the market value of shares.  Awards are being amortized to expense over the three-year cliff-vesting period. DNB records compensation expense equal to the value of the shares being amortized.  For the three and nine-month periods ended September 30, 2012, $18,000 and $53,000 were amortized to expense. For the three and nine-month periods ended June 30, 2011, $15,000 and $45,000, respectively, were amortized to expense. At September 30, 2012, approximately $142,000 in additional compensation will be recognized over the remaining service period of approximately 1.92 years. At September 30, 2012, 177,424 shares were reserved for future grants under the Plan.

Stock grant activity is indicated below:

		Weighted Average
	Shares	Stock Price
Non-vested stock awards—January 1, 2012	29,200	$8.67
Granted	—	—
Forfeited	—	—
Vested	—	—
Non-vested stock awards—September 30, 2012	29,200	$8.67

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Weighted Average
	Shares	Stock Price
Non-vested stock awards—January 1, 2011	22,750	$7.91
Granted	—	—
Forfeited	—	—
Vested	—	—
Non-vested stock awards—September 30, 2011	22,750	$7.91

NOTE 9:  INCOME TAXES

As of September 30, 2012, the Corporation had no material unrecognized tax benefits or accrued interest and penalties. It is the Corporation’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.  Federal and state tax years 2009 through 2011 were open for examination as of September 30, 2012.

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
U.S. Government agencies are evaluated and priced using multi‑dimensional relational models and option adjusted spreads. State and municipal securities are evaluated on a series of matrices including reported trades and material event notices. Mortgage backed securities are evaluated using matrix correlation to treasury or floating index benchmarks, prepayment speeds, monthly payment information and other benchmarks. Other securities are evaluated using a broker-quote based application, including quotes from issuers.
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
The following table summarizes the assets at September 30, 2012 and December 31, 2011 that are recognized on DNB’s balance sheet using fair value measurement determined based on the differing levels of input:

	September 30, 2012
				Assets at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities:
US Government agency obligations	$-	$36,881	$-	$36,881
GSE mortgage-backed securities	-	24,886	-	24,886
Collateralized mortgage obligations GSE	-	10,789	-	10,789
Corporate bonds	-	39,439	-	39,439
State and municipal tax-exempt bonds	-	1,097	-	1,097
Asset-backed securities	-	9,791	-	9,791
Certificates of deposit	-	1,003	-	1,003
Equity securities	14	-	-	14
Total assets measured at fair value on a recurring basis	$14	$123,886	$-	$123,900

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$1,263	$1,263
OREO and other repossessed property	-	-	2,182	2,182
Total assets measured at fair value on a nonrecurring basis	$-	$-	$3,445	$3,445

	December 31, 2011
				Assets at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities:
US Government agency obligations	$-	$43,891	$-	$43,891
GSE mortgage-backed securities	-	25,313	-	25,313
Collateralized mortgage obligations GSE	-	6,152	-	6,152
Corporate bonds	-	26,347	-	26,347
Asset-backed securities	-	5,815	-	5,815
Equity securities	12	-	-	12
Total assets measured at fair value on a recurring basis	$12	$107,518	$-	$107,530

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$3,649	$3,649
OREO and other repossessed property	-	-	100	100
Total assets measured at fair value on a nonrecurring basis	$-	$-	$3,749	$3,749

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents additional information about assets measured at fair value on a nonrecurring basis and for which DNB has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurement

(Dollars in thousands)	Fair Value	Valuation		Range (Weighted
	Estimate	Techniques	Unobservable Input	Average)*
September 30, 2012
Impaired Loans- Commercial Construction	$1,225	Income approach	Capitalization rate	(38)%
			Disposal costs	(2)%
Impaired Loans- Commercial Mortgage	$38	Appraisal of collateral (1)	Disposal costs (2)	(23)%
* As of September 30, 2012 there is only 1 loan in each impaired loan type.
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors and disposal costs. The range and weighted average of disposal costs are presented as a percent of the appraisal.
Impaired loans.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $7.3 million at September 30, 2012. Of this, $2.1 million had a valuation allowance of $849,000 and $5.2 million had no valuation allowance as of September 30, 2012. Impaired loans had a carrying amount of $7.6 million at December 31, 2011. Of this, $4.8 million had a valuation allowance of $1.2 million and $2.8 million had no valuation allowance as of December 31, 2011.
Other Real Estate Owned & other repossessed property.  Other real estate owned ("OREO") consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as OREO and other repossessed property are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. DNB had $3.9 million of such assets at September 30, 2012, which consisted of $3.7 million in OREO and $139,000 in other repossessed property. DNB had $4.0 million of such assets at December 31, 2011, which consisted of $3.8 million in OREO and $212,000 in other repossessed property. Subsequent to the repossession of these assets, DNB wrote down the carrying values by $212,000 during the nine month period ending September 30, 2012.
DNB's policy is to recognize transfer between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between level 1 and 2 for the three and nine  months ended September 30, 2012.
Below is management’s estimate of the fair value of all financial instruments, whether carried at cost or fair value on the Company’s consolidated balance sheet. The carrying amounts and estimated fair values of financial instruments at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012
		Estimated
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$18,993	$18,993	$18,993	$-	$-
AFS investment securities	123,900	123,900	14	123,886	-
HTM investment securities	54,090	56,460	-	56,460	-
Restricted stock	3,427	3,427	3,427	-	-
Loans and leases, net of allowance	395,820	400,565	-	-	400,565
Accrued interest receivable	2,788	2,788	2,788	-	-
Financial liabilities
Deposits	517,883	516,357	410,937	105,420	-
Repurchase Agreements	17,407	17,407	17,407	-	-
FHLBP advances	20,000	21,803	-	21,803	-
Junior subordinated debentures and other	9,857	10,478	-	-	10,478
borrowings
Accrued interest payable	371	371	371	-	-
Off-balance sheet instruments	-	-	-	-	-

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2011
		Estimated
	Carrying	Fair
(Dollars in thousands)	Amount	Value
Financial assets
Cash and cash equivalents	$32,877	$32,877
AFS investment securities	107,530	107,530
HTM investment securities	36,427	37,681
Restricted stock	3,625	3,625
Loans and leases, net of allowance	397,520	395,320
Accrued interest receivable	2,536	2,536
Financial liabilities
Deposits	497,545	490,681
Borrowings	44,368	47,094
Junior subordinated debentures	9,279	8,481
Accrued interest payable	444	444
Off-balance sheet instruments	-	-
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
U.S. Government agencies are evaluated and priced using multi‑dimensional relational models and option adjusted spreads. State and municipal securities are evaluated on a series of matrices including reported trades and material event notices. Mortgage backed securities are evaluated using matrix correlation to treasury or floating index benchmarks, prepayment speeds, monthly payment information and other benchmarks. Other investments are evaluated using a broker‑ quote based application, including quotes from issuers. The carrying amount of non-readily marketable equity securities approximates liquidation value.
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
Off-balance-sheet Instruments (Disclosed at Cost)  Off-balance-sheet instruments are primarily comprised of loan commitments, which are generally priced at market at the time of funding. Fees on commitments to extend credit and stand-by letters of credit are deemed to be immaterial and these instruments are expected to be settled at face value or expire unused. It is impractical to assign any fair value to these instruments. At September 30, 2012, un-funded loan commitments totaled $64.5 million and stand-by letters of credit totaled $2.0 million. At December 31, 2011, un-funded loan commitments totaled $57.7 million and stand-by letters of credit totaled $4.0 million.

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
            On August 4, 2011, DNB entered into a Securities Purchase Agreement with the Secretary of the Treasury, pursuant to which the Company issued and sold to the Treasury 13,000 shares of its Non-Cumulative Perpetual Preferred Stock, Series 2011A ("Series 2011A Preferred Stock"), having a liquidation preference of $1,000 per share for aggregate proceeds of $13,000,000.   The Securities Purchase Agreement was entered into, and the Series 2011A Preferred Stock was issued, pursuant to the Treasury’s Small Business Lending Fund program ("SBLF"), a $30 billion fund established under the Small Business Jobs Act of 2010, that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. Of the $13 million in aggregate proceeds, $11,879,000 was used to repurchase all CPP shares ($11,750,000 was paid in principal and $128,900 in accrued, unpaid dividends related to the CPP shares) held by the Treasury as described above. The securities sold in this transaction were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction by DNB not involving a public offering.
            The Series 2011A Preferred Stock is entitled to receive non-cumulative dividends payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate, which is calculated on the aggregate Liquidation Amount, was initially set at 3.874% per annum, and  was based upon the level of "Qualified Small Business Lending", or "QSBL" (as defined in the Securities Purchase Agreement) originated by the Company’s wholly owned national bank subsidiary DNB First, N.A. (the "Bank").  The dividend rate for dividends beyond the initial period are  based upon the "Percentage Change in Qualified Lending" (as defined in the Securities Purchase Agreement) between each dividend period and the "Baseline" QSBL level.  Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods depending on the volume of Qualified Small Business Lending the Bank will originate in future periods, and will be fixed at a rate between 1% per annum to 7% per annum and remain unchanged up to four and one-half years following the funding date (the eleventh through the first half of the nineteenth dividend periods).  Because it is not feasible to predict the volume of Qualified Small Business Lending in future periods, it is not feasible to estimate specific future dividend rates under this formula.  If the Series 2011A Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%.  Prior to that time, in general, the dividend rate decreases as the level of the Bank’s Qualified Small Business Lending increases.  Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series 2011A Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series 2011A Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem common stock and other securities.  In addition, if (i) the Company has not timely declared and paid dividends on the Series 2011A Preferred Stock for six dividend periods or more, whether or not consecutive, and (ii) shares of Series 2011A Preferred Stock with an aggregate liquidation preference of at least $13,000,000 are still outstanding, the Treasury (or any successor holder of Series 2011A Preferred Stock) may designate two additional directors to be elected to the Company’s Board of Directors. DNB paid an annual rate on the $13.0 million of Series 2011A Preferred Stock of 3.90%, 3.90% and 3.80% for the quarters ended September 30, 2012, June 30, 2012 and March 31, 2012, respectively.
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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

DNB Financial Corp. (the "Corporation"), may from time to time make written or oral "forward-looking statements," including statements contained in the Corporation’s filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the exhibits hereto and thereto), in its reports to stockholders and in other communications by the Corporation, which are made in good faith by the Corporation pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

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
            Comprehensive 5-Year Plan.  During the second quarter of 2012, management updated the 5-year strategic plan that was designed to reposition its balance sheet and improve core earnings. Through the plan, management will endeavor to expand its loan portfolio through new originations, increased loan participations, as well as strategic loan and lease receivable purchases. Management also plans to reduce the absolute level of borrowings with cash flows from existing loans and investments as well as from new deposit growth. A discussion on DNB’s Key Strategies follows below:
•    Focus on penetrating existing markets to maximize profitability
•    Grow loans and diversify the mix
•    Improve asset quality
•    Focus on profitable customer segments
•    Grow and diversify non-interest income, primarily in the wealth management line of business
•    Focus on reducing DNB’s cost of funds by changing DNB’s mix of deposits
•    Focus on cost containment and improving operational efficiencies
Strategic Plan Update.  During the nine months ended September 30, 2012, management focused on reducing our composite cost of funds as well as strengthening DNB's net interest margin. The composite cost of funds for the nine months ended September 30, 2012 was 0.69% compared to 0.86% for the same period in 2011. The net interest margin for the nine-month period ended September 30, 2012 was 3.78% compared to 3.66% for the same period in 2011. Management continued to actively manage deposits during the first nine months of 2012 to reduce DNB’s cost of funds. Time deposits increased $1.7 million to $106.9 million at September 30, 2012 compared to $105.2 million at December 31, 2011. Transaction and savings accounts increased $18.6 million during the nine months ended September 30, 2012. Positive trends were observed for the nine months ended September 30, 2012, in two key business lines that make up total non-interest income. Service charges on deposits increased 21.51% or $179,000 and fees from the sale of investments and insurance products through our third-party broker-dealer, PrimeVest Financial Services, Inc. and ongoing trust administration and direct management of investment assets for clients  increased 17.52% or $103,000 when compared to the same period in 2011. Overall, non-interest income increased $175,000 or 6.32% to $2.9 million, due primarily to a $179,000 increase in service charges on deposits, coupled with  a $238,000 increase in gains on the sales of investments during the first nine months of 2012, compared to the same period in 2011.  These increases were partially offset by a $123,000 decrease on gains on sale of Small Business Administration  ("SBA") loans and a $229,000 loss on the write-down of OREO and other repossessed assets.   Non-interest expense for the nine months ended September 30, 2012 showed a modest increase of 2.81% or $350,000, compared to the same period in 2011.  Approximately $65,000 or  19% of this increase is attributable to the purchase of assets and the  assumption of deposits associated with the Boothwyn branch acquisition which was completed during the second quarter of 2012.
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

MATERIAL CHALLENGES, RISKS AND OPPORTUNITIES

The following is a summary of material challenges, risks and opportunities DNB has faced during the nine-month period ended September 30, 2012:

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

The principal objective of the Bank’s interest rate risk management is to evaluate the interest rate risk included in certain on and off-balance sheet accounts, determine the level of risk appropriate given the Bank’s business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with management’s approved guidelines. Through such management, DNB seeks to reduce the vulnerability of its operations to changes in interest rates. The Bank’s Asset Liability Committee (the "ALCO") is responsible for reviewing the Bank’s asset/liability policies and interest rate risk position and making decisions involving asset liability considerations. The ALCO meets on a monthly basis and reports trends and the Bank’s interest rate risk position to the Board of Directors.  The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Bank.

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
Material Trends and Uncertainties. The global and U.S. economies are experiencing significantly reduced business activity as a result of disruptions in the financial system during recent years. The United States, Europe and many other countries across the globe are struggling with too much debt and weaker streams of revenues as a result of recessionary pressures and high unemployment. Overall economic growth continues to be slow and national and regional unemployment rates remain at elevated levels. The risks associated with our business remain acute in periods of slow economic growth and high unemployment. Moreover, financial institutions continue to be affected by a sluggish real estate market and constrained financial markets. While we are continuing to take steps to decrease and limit our exposure to problem loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events. Dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. The October 10, 2012 Beige Book indicates that aggregate business activity in the Third District has continued to improve, growing modestly since the August 29, 2012 Beige Book. A couple of sectors grew faster than the average, while a few declined slightly. Manufacturing activity declined somewhat, although a slight increase in new orders may presage a turnabout. Retail sales growth has continued at a modest pace since the August 29, 2012 Beige Book, while auto sales have continued to increase at a strong pace. Lending volumes at Third District banks have continued to grow modestly, and credit quality has continued to improve. Sales of new homes have slowed since the August 29, 2012  Beige Book, while brokers report strong growth in sales of existing homes (from previously low levels). Commercial real estate markets have seen less leasing activity and continued weak demand for new construction. Service-sector firms reported mixed results with stronger tourist visitation, a slowing defense sector, and modest growth across most other service sectors. Price pressures have changed little since the August 29, 2012  Beige Book.

            The overall outlook appears somewhat more optimistic relative to the views expressed in the August 29, 2012 Beige Book, as businesses are beginning to look beyond the pending election and looming fiscal cliff. Expectations among manufacturers has improved significantly for overall activity over the next six months, while plans for capital spending and hiring were mixed. Auto dealers and real estate firms are more optimistic, as their positive trends gain traction. Holiday sales expectations are strong among many general retailers.

            As a result of the recession, retail customers may delay borrowing from DNB as unemployment remains high and availability to borrow against equity in primary residences diminishes. In addition, many commercial customers have postponed their capital purchases until they see signs of an improving economy and clear direction from the legislative branch of the government.  Locally, residential builders reported a drop-off in traffic and slower sales in August and early September – a disappointing conclusion to their primary sales season. Builders lament that people are choosing to rent rather than buy even when local rents exceed the total cost of owning a home. Residential brokers reported somewhat stronger year-over-year sales growth in August than expressed in the August 29, 2012  Beige Book and continued strength into September. Inventory levels of real estate listings remain at lower levels than one year ago with no signs of a large emerging shadow inventory. Multiple bids are reported for homes priced between $250,000 and $400,000; more very high-end listings are beginning to appear and test the market. Builders and brokers remain cautiously optimistic.

            The October 10, 2012 Beige book reports that the Third District business contacts, many of which have business models similar to DNB's small business clients, are  somewhat optimistic relative to views expressed in the August 29, 2012 Beige Book. Manufacturers have continued to report overall declines in shipments, but a slight increase in new orders. Retailers reported little change between the modest year-over-year sales growth in August with July. Third District service-sector firms have reported mixed growth since the August 29, 2012 Beige Book.  In general, business plans reflect caution, and businesses are reported to  have resumed a more realistic perspective on the limitations of the current recovery and the risks to its longevity.

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

As the U.S. and local economy moves through a period of reduced business activity and historically high unemployment rates, delinquencies will rise as the value of homes decline and DNB’s borrowers experience financial difficulty due to corporate downsizing, reduced sales, or other negative events which may impact their ability to meet their contractual loan payments. As a result growth in the loan portfolio and continued negative trends in the economy and their impact on our borrowers’ ability to repay their loans, DNB made a $375,000 and a $1.3 million provision for credit losses during the three and nine months ended September 30, 2012.

Regulatory Initiatives Related to Our Industry.    The federal government is considering a variety of reforms related to banking and the financial industry including, without limitation, the Dodd-Frank Act.  The Dodd-Frank Act is intended to promote financial stability in the U.S., reduce the risk of bailouts and protect against abusive financial services practices by improving accountability and transparency in the financial system and ending "too big to fail" institutions.  It is the broadest overhaul of the U.S. financial system since the Great Depression, and much of its impact will be determined by the scope and substance of many regulations that will need to be adopted by various regulatory agencies to implement its provisions.  For these reasons, the overall impact on DNB and its subsidiaries remains unknown at this time.

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

New Proposed Capital Rules. On June 7, 2012, the Federal Reserve proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Corporation and the Bank. The FDIC and the OCC subsequently proposed the rules on June 12, 2012. The proposed rules implement the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act. "Basel III" refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements. The proposed rules were subject to a comment period that expired on  October 22, 2012.

The proposed rules include new risk-based capital and leverage ratios, which would be phased in from 2013 to 2019, and would refine the definition of what constitutes "capital" for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Corporation and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a "capital conservation buffer" of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

Basel III provided discretion for regulators to impose an additional buffer, the "countercyclical buffer," of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth. However, the proposed rules permit the countercyclical buffer to be applied only to "advanced approach banks" ( i.e. , banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes the Corporation and the Bank. The proposed rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which would be phased out over time.

The federal bank regulatory agencies also proposed revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions would take effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions would be required to meet the following increased capital level requirements in order to qualify as "well capitalized:" (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

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

(iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the "advance approach rules" that apply to banks with greater than $250 billion in consolidated assets.

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

Management uses significant estimates to determine the allowance for credit losses.  Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB’s control, management’s estimate of the amount necessary to absorb credit losses and actual credit losses could differ.  DNB’s current judgment is that the allowance for credit losses remains appropriate at September 30, 2012.  For a description of DNB’s accounting policies in connection with its allowance for credit losses, see, "Allowance for Credit Losses", in Management’s Discussion and Analysis.

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

FINANCIAL CONDITION

DNB's total assets were $626.2 million at September 30, 2012 compared to $607.1 million at December 31, 2011.  The $19.1 million increase in total assets was primarily attributable to a $33.8 million increase in investment securities, offset by  a $13.9 million decrease in cash and  cash equivalents and a $1.3 million decrease in loans and leases before allowance for credit losses.

            Investment Securities. Investment securities at September 30, 2012 were $181.4 million compared to $147.6 million at December 31, 2011. The $33.8  million increase in investment securities was primarily due to $51.6  million in sales, principal pay-downs, calls and maturities, offset by the purchase of $84.7  million in investment securities.

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

            Gross Loans and Leases.  DNB’s loans and leases decreased $1.3 million to $402.4 million at September 30, 2012 compared to $403.7 million at December 31, 2011.  Total commercial loans increased $1.5 million, while consumer loans, residential loans and commercial leases declined $2.0 million, $603,000 and $129,000, respectively.

            Deposits.  Deposits were $517.9 million at September 30, 2012 compared to $497.5 million at December 31, 2011.  Deposits increased $20.3 million or 4.09% during the nine-month period ended September 30, 2012.  Core deposits, which are comprised of demand, NOW, money markets and savings accounts, increased by $18.6 million while time deposits increased by $1.7 million.  DNB acquired approximately $15.9 million of deposits during the three months ended June 30, 2012 when it acquired a full service branch office in Delaware County, Pennsylvania (See Note 2 regarding this Acquisition).

            Borrowings. Borrowings were $47.3 million at September 30, 2012 compared to $53.6 million at December 31, 2011.  The decrease of $6.4 million or 11.90% was primarily due to a $6.4 million decrease in repurchase agreements.

Stockholders’ Equity. Stockholders' equity was $55.7 million at September 30, 2012 compared to $51.1 million at December 31, 2011. The increase in stockholders’ equity was primarily a result of year-to-date earnings of $3.9 million and a $1.0 million, net-of-tax other comprehensive income adjustment for unrealized gains on the securities portfolio. These additions to stockholders equity were partially offset by $407,000 of dividends paid on DNB’s common stock and $283,000 of dividends paid on DNB's Non-Cumulative Perpetual Preferred Stock, Series 2011A. (See Note 11 regarding DNB's participation in the Capital Purchase Program ("CPP") of the Emergency Economic Stabilization Act of 2008 and the Treasury’s Small Business Lending Fund program ("SBLF"), a $30 billion fund established under the Small Business Jobs Act of 2010.)

RESULTS OF OPERATIONS

SUMMARY

            Net income for the three and nine-month periods ended September 30, 2012 was $1.4 million and $3.9 million compared to $1.3 million and $3.6 million for the same periods in 2011.  Diluted earnings per share for the three and nine-month periods ended September 30, 2012 were $.50 and $1.32 compared to $0.36 and $1.10 for the same periods in 2011.  The $121,000 increase in net income during the most recent three-month period was attributable to a $182,000 increase in net interest income before provision for credit losses, a $51,000 decrease in provision for credit losses and a $20,000 increase in non-interest income, offset by a $122,000 increase in non-interest expense and an $10,000 increase in income tax expense. The $320,000 increase in net income during the nine-month period was attributable to a $528,000 increase in net interest income before provision for credit losses, a $175,000 increase in non-interest income and a $3,000 decrease in provision for credit losses, offset by a $350,000 increase in non-interest expense and a $36,000 increase in income tax expense.

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

Net interest income after provision for credit losses for the three and nine-month periods ended September 30, 2012 was $5.3 million and $15.4 million, compared to $5.1 million and $14.8 million for the same periods in 2011.  Interest income for the three and nine-month periods ended September 30, 2012 was $6.6 million and $19.5 million compared to $6.7 million and $19.7 million for the same periods in 2011.  Interest expense for the three and nine-month periods ended September 30, 2012 was $921,000 and $2.9 million compared to $1.1 million and $3.6 million for the same periods in 2011. The decrease in interest expense during both periods was primarily attributable to lower rates on interest-bearing liabilities.  The composite cost of funds for the three and nine-month periods ended September 30, 2012 was .64% and .69%, compared to .79% and .86% for the same periods in 2011.  The net interest margin for the three and nine-month periods ended September 30, 2012 was 3.80% and 3.78%, compared to 3.70% and 3.66% for the same periods in 2011.

Interest on loans and leases was $5.7 million and $16.7 million for the three and nine-month periods ended September 30, 2012, compared to $5.8 million and $17.0 million for the same periods in 2011. The average balance of loans and leases was $407.8 million with an average yield of 5.48% for the current quarter compared to $411.9 million with an average yield of 5.54% for the same period in 2011.  The average balance of loans and leases was $404.2 million with an average yield of 5.49% for the first nine-months of 2012 compared to $409.1 million with an average yield of 5.56% for the same period in 2011

Interest and dividends on investment securities was $966,000 and $2.8 million for the three and nine-month periods ended September 30, 2012, compared to $874,000 and $2.7 million for the same periods in 2011.  The average balance of investment securities was $180.5 million with a tax equivalent average yield of 2.32% for the third quarter of 2012 compared to $155.1 million with tax equivalent average yield of 2.40% for the same period in 2011.  The average balance of investment securities was $169.0 million with tax equivalent average yield of 2.37% for the first nine-months of 2012 compared to $153.5 million with tax equivalent average yield of 2.35% for the same period in 2011.

Interest on deposits was $592,000 and $1.9 million for the three and nine-month periods ended September 30, 2012, compared to $781,000 and $2.5 million for the same periods in 2011.   The average balance of deposits was $519.5 million with an average rate of 0.45% for the current quarter compared to $510.9 million with an average rate of .61% for the same period in 2011.   The average balance of deposits was $508.8 million with an average rate of .49% for the nine-months ended September 30, 2012 compared to $507.4 million with an average rate of .67% for the same period in 2011.  The decrease in rate during both periods was primarily attributable to a lower interest rate environment.

Interest on borrowings was $329,000 and $995,000 for the three and nine-month periods ended September 30, 2012, compared to $347,000 and $1.1 million for the same periods in 2011. The average balance of borrowings was $49.5 million with an average rate of 2.64% for the current quarter compared to $58.6 million with an average rate of 2.35% for the same period in 2011.  The average balance of borrowings was $50.8 million with an average rate of 2.61% for the nine-months ended September 30, 2012 compared to $56.2 million with an average rate of 2.54% for the same period in 2011.

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
There was a $375,000 provision made during the three months ended September 30, 2012, compared to $426,000 during the same period in 2011. There was a $1,275,000 provision made during the nine months ended September 30, 2012, compared to $1,278,000 during the same period in 2011. DNB’s percentage of allowance for credit losses to total loans and leases was 1.63% at September 30, 2012 compared to 1.53% and 1.55% at December 31, 2011 and September 30, 2011, respectively. Net charge-offs were $882,000, $1.2 million and $791,000 during the nine months ended September 30, 2012, year ended December 31, 2011 and nine months ended September 30, 2011, respectively. The percentage of net charge-offs to total average loans and leases were 0.22%, 0.29% and 0.19%  during the same respective periods. Management believes that the allowance for credit losses is adequate, but continues to monitor it along with other performance metrics including those ratios related to non-performing loans and leases. Management is not aware of any potential problem loans, which were accruing and current at September 30, 2012, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to DNB. Total past due has increased $2.3 million during the nine month period ended September 30, 2012 due largely to one commercial credit totaling $2.4 million, which is expected to be cured by year end 2012. The ratio of the allowance for loan losses as a percentage of loans and leases was 1.63% at September 30, 2012 and 1.53% December 31, 2011 and reflects management’s estimate of the level of inherent losses in the portfolio, which has been impacted by a recessionary economy, continued high unemployment, a weakened housing market and deterioration in income-producing properties.
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
As of September 30, 2012, DNB had $13.7 million of non-performing assets, which included $9.8 million of non-performing or impaired loans and $3.9 million of OREO. This compares to $11.5 million of non-performaing assets at December 31, 2011 which included $7.2 million of non-performing or impaired loans and $4.3 million of OREO. During the three months ended September 30, 2012, DNB signed an agreement to sell one of its OREO properties for $2.6 million. Management anticipates that the sale will occur in the fourth quarter of 2012.  Loans are reviewed for impairment in accordance with FASB ASC 310-10-35. Impaired loans can either be secured or unsecured, not including large groups of smaller balance loans that are collectively evaluated. Impairment is measured by the difference between the loan amount and the present value of the future cash flow discounted at the loan’s effective interest rate. Management measures loans for impairment by using the fair value of collateral for collateral dependent loans. In general, management reduces the amount of the appraisal by the estimated cost of acquisition and disposition of the underlying collateral and compares that adjusted value with DNB’s carrying value. As part of the general allowance, DNB reserves at the rate of approximately 6% to 10% on non-performing or impaired loans. DNB establishes a specific valuation allowance on impaired loans that have a collateral shortfall, including estimated costs to sell in comparison to the carrying value of the loan. Of the $7.3 million of impaired loans at September 30, 2012, $2.1 million had a valuation allowance of $849,000 and $5.2 million had no specific allowance above the general allowance as of September 30, 2012.  Of the $7.2 million of impaired loans at December 31, 2011, $4.8 million had a valuation allowance of $493,000 and $2.4 million had no specific allowance above the general allowance as of December 31, 2011.  For those impaired loans that management determined that no specific valuation allowance was necessary, management has reviewed the appraisal for each loan and determined that there is no shortfall in the collateral. During the quarter ended September 30, 2012, we recognized $81,000 in charge-offs related to impaired loans.  An impaired loan may not represent an expected loss.
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

Analysis of Allowance for Credit Losses
(Dollars in thousands)

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011	Nine Months Ended September 30, 2011
Beginning balance	$6,164	$5,884	$5,884
Provisions	1,275	1,480	1,278
Loans charged off:
Residential mortgage	(99)	(280)	(238)
Commercial	(876)	(768)	(428)
Lease financing	(1)	(200)	(196)
Consumer	(9)	(64)	(32)
Total charged off	(985)	(1,312)	(894)
Recoveries:
Residential mortgage	15	79	74
Commercial	26	9	7
Lease financing	36	3	2
Consumer	26	21	20
Total recoveries	103	112	103
Ending balance	$6,557	$6,164	$6,371

Reserve for unfunded loan commitments	$106	$99	$109
The following table sets forth the composition of DNB’s allowance for credit losses for the periods indicated.
Composition of Allowance for Credit Losses
(Dollars in thousands)

	Nine Months Ended		Year Ended		Nine Months Ended
	September 30, 2012		December 31, 2011		September 30, 2011
		Percent of		Percent of		Percent of
		Loan Type		Loan Type		Loan Type
		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans
Residential mortgage	$406	6%	$383	6%	$497	7%
Commercial	5,299	83	4,945	83	4,258	82
Lease financing	3	0	10	0	26	0
Consumer	261	11	260	11	446	11
Unallocated	588	0	566	0	1,144	0
Total	$6,557	100%	$6,164	100%	$6,371	100%

Reserve for unfunded loan commitments	$106	—	$99	—	$109	—

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
Non-interest income for the three and nine-month periods ended September 30, 2012 was $879,000 and $2.9 million, compared to $859,000 and $2.8 million for the same periods in 2011.  The $20,000 increase during the three months ended September 30, 2012 was mainly attributable to gains on sales of securities of $161,000, an increase of $65,000 in Wealth Management revenue and an increase of $51,000 in service charges on deposits, offset by a $228,000 loss on sale or write down of OREO and a decrease of $56,000 in gains on the sale of SBA loans.    During the nine months ended September 30, 2012, non-interest income increased $175,000 over the same period in 2011. This increase was primarily due to gains on sales of securities of $240,000, an increase in service charges on deposits of $179,000, and an increase of $103,000 in Wealth Management revenue, offset by a  $229,000 loss on the sale or write down of OREO and other repossessed assets and a $123,000 decrease in gains on the sales of SBA loans.

NON-INTEREST EXPENSE

Non-interest expense for the three and nine-month periods ended September 30, 2012 was $4.2 million and $12.8 million compared to $4.1 million and $12.5 million for the same periods in 2011.  During the three months ended September 30, 2012, total non-interest expense increased by $122,000. This increase was primarily due to a $109,000 increase in salary and employee benefits, a $49,000 increase in professional and consulting, a $12,000 increase in PA shares tax, a $12,000 increase in other non-interest expense, and a $10,000 increase in postage.  This was offset by a $24,000 decrease in advertising and marketing, an $19,000 decrease in occupancy, a $13,000 decrease in furniture and equipment and a $10,000 decrease in telephone and fax.    During the nine months ended September 30, 2012, total non-interest expense increased $351,000. The increase was primarily attributable to an increase in salary and employee benefits of $251,000, an increase in other non-interest expense of $160,000 (mainly due to Boothwyn conversion costs), an increase in professional and consulting of $104,000, an increase in PA shares tax of $37,000, and an increase in printing and supplies of $20,000. This was offset by a decrease in FDIC insurance of $81,000, a decrease in advertising and marketing of $56,000, a decrease in occupancy of $53,000 and a decrease in furniture and equipment of $28,000.

INCOME TAXES

Income tax expense for the three and nine-month periods ended September 30, 2012 was $554,000 and $1.6 million compared to $544,000 and $1.6 million for the same periods in 2011. The effective tax rate for the three and nine-month periods ended September 30, 2012 was 28.1% and 28.9% compared to 29.6% and 30.1% for the same periods in 2011. Income tax expense for each period differs from the amount determined at the statutory rate of 34.0% due to tax-exempt income on loans and investment securities, DNB's ownership of BOLI policies, and tax credits recognized on a low-income housing limited partnership.

ASSET QUALITY

Non-performing assets totaled $13.7 million at September 30, 2012 compared to $11.6 million at December 31, 2011 and $12.0 million at September 30, 2011. Total non-performing assets increased $900,000 and $2.1 million during the three and nine-months ended September 30, 2012. The $900,000 increase during the most recent quarter was primarily due to the addition of one 90+ days and still accruing commercial loan, offset by one fully paid off commercial construction loan. Total non-performing assets increased $1.7 million from September 30, 2011. As a result of the increase in non-performing loans, the non-performing loans to total loans ratio increased to 2.44% at September 30, 2012, up from 1.95% at September 30, 2011. The non-performing assets to total assets ratio increased to 2.19% at September 30, 2012 from 1.97% at September 30, 2011. The allowance to non-performing loans and leases ratio decreased from 79.3% at September 30, 2011 to 66.7% at September 30, 2012. DNB continues to work diligently to improve asset quality by adhering to strict underwriting standards and improving lending policies and procedures. Non-performing assets have, and will continue to have, an impact on earnings; therefore management intends to continue working aggressively to reduce the level of such assets.

            Non-performing assets are comprised of non-accrual loans and leases, loans and leases delinquent over ninety days and still accruing, as well as Other Real Estate Owned ("OREO") and other repossessed assets. Non-accrual loans and leases are loans and leases for which the accrual of interest ceases when the collection of principal or interest payments is determined to be doubtful by management. It is the policy of DNB to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier if considered prudent. Interest received on such loans is applied to the principal balance, or may, in some instances, be recognized as income on a cash basis. A non-accrual loan or lease may be restored to accrual status when management expects to collect all contractual principal and interest due and the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms. OREO consists of real estate acquired by foreclosure. Other repossessed assets are primarily assets from DNB’s commercial lease portfolio that were repossessed. OREO and other repossessed assets are carried at the lower of cost or estimated fair value, less estimated disposition costs. Any significant change in the level of non-performing assets is dependent, to a large extent, on the economic climate within DNB’s market area.
DNB’s Credit Policy Committee monitors the performance of the loan and lease portfolio to identify potential problem assets on a timely basis. Committee members meet to design, implement and review asset recovery strategies, which serve to maximize the recovery of each troubled asset. As of September 30, 2012, DNB had $18.3 million of loans classified as substandard, which, although performing at that date, are believed to require increased supervision and review; and may, depending on the economic environment and other factors, become non-performing assets in future periods. The amount of such loans at December 31, 2011 was $9.2 million. The majority of the loans are secured by commercial real estate, with lesser amounts being secured by residential real estate, inventory and receivables.
The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, and (iii) OREO as a result of foreclosure or voluntary transfer to DNB as well as other repossessed assets. In addition, the table sets forth DNB's asset quality and allowance coverage ratios at the dates indicated:
Non-Performing Assets
(Dollars in thousands)

	September 30, 2012	December 31, 2011	September 30, 2011
Non-accrual loans:
Residential mortgage	$2,200	$1,873	$1,917
Commercial mortgage	321	2,114	2,114
Commercial	4,391	3,233	3,725
Lease financing	33	61	65
Consumer	163	151	210
Total non-accrual loans	7,108	7,432	8,031
Loans 90 days past due and still accruing	2,721	210	1
Total non-performing loans	9,829	7,642	8,032
Other real estate owned & other repossessed property	3,864	3,974	3,968
Total non-performing assets	$13,693	$11,616	$12,000
Asset quality ratios:
Non-performing loans to total loans	2.44%	1.89%	1.95%
Non-performing assets to total assets	2.19	1.91	1.97
Allowance for credit losses to:
Total loans and leases	1.63	1.53	1.55
Non-performing loans and leases	66.7	80.7	79.3

Included in the loan and lease portfolio are loans for which DNB has ceased the accrual of interest.  If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
(Dollars in thousands)	2012	2011	2011
Interest income which would have been
recorded under original terms	$255	$357	$291
Interest income recorded during the period	(3)	(36)	(38)
Net impact on interest income	$252	$321	$253

Impaired loans are measured for impairment using the fair value of the collateral for collateral dependent loans. Information regarding impaired loans is presented as follows:

	At and For the	At and For the	At and For the
	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
(Dollars in thousands)	2012	2011	2011
Total recorded investment	$7,298	$7,574	$8,134
Impaired loans with a specific allowance	2,112	4,834	4,992
Impaired loans without a specific allowance	5,186	2,740	3,142
Average recorded investment	7,838	7,356	7,301
Specific allowance allocation	849	1,185	355
Total cash collected	3,005	1,698	1,527
Interest income recorded	214	59	59

LIQUIDITY AND CAPITAL RESOURCES

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes.  DNB’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding.  As part of its liquidity management, DNB maintains assets that comprise its primary liquidity, which totaled $104.1 million at September 30, 2012 compared to $84.9 million at December 31, 2011.  Primary liquidity includes investments, Federal funds sold and cash and due from banks, less pledged securities.  DNB also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.

 In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs.  Through these relationships, DNB has available credit of approximately $196.6 million.  As a member of the FHLB, we are eligible to borrow up to a specific credit limit which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of September 30, 2012, our Maximum Borrowing Capacity with the FHLB was $179.6 million. The total of our outstanding borrowings from the FHLB on that date was $20.0 million. At September 30, 2012, we also had available $17.0 million of unsecured federal funds lines of credit with other financial institutions as well as $30.0 million of available short or long term funding through the Certificate of Deposit Account Registry Service (CDARS) program. Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

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

            At September 30, 2012, DNB had $64.5 million in un-funded loan commitments.  Management anticipates these commitments will be funded by means of normal cash flows. Certificates of deposit greater than or equal to $100,000 scheduled to mature in one year or less from September 30, 2012 totaled $40.3 million.  Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in cash and cash equivalents or by pay-downs and maturities of loans and investments.

The Corporation and the Bank have each met the definition of "well capitalized" for regulatory purposes on September 30, 2012.  The Bank’s capital category is determined for the purposes of applying the bank regulators’ "prompt corrective action" regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of the Corporation’s or the Bank’s overall financial condition or prospects. The Corporation’s capital exceeds the FRB’s minimum leverage ratio requirements for bank holding companies (see additional discussion included in Footnote 17 of DNB’s 10-K).

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

					To Be Well
					Capitalized
					Under
					Prompt
			For Capital		Corrective
			Adequacy		Action
	Actual		Purposes		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation
September 30, 2012
Total risk-based capital	$70,448	15.67%	$35,954	8%	N/A	N/A
Tier 1 risk-based capital	64,822	14.42	17,977	4	N/A	N/A
Tier 1 (leverage) capital	64,822	10.31	25,158	4	N/A	N/A
December 31, 2011
Total risk-based capital	$66,716	15.57%	$34,275	8%	N/A	N/A
Tier 1 risk-based capital	61,354	14.32	17,138	4	N/A	N/A
Tier 1 (leverage) capital	61,354	10.14	24,205	4	N/A	N/A
DNB First, N.A.
September 30, 2012
Total risk-based capital	$70,480	15.7%	$35,921	8%	$44,901	10%
Tier 1 risk-based capital	64,854	14.44	17,961	4	26,941	6
Tier 1 (leverage) capital	64,854	10.34	25,100	4	31,375	5
December 31, 2011
Total risk-based capital	$66,692	15.58%	$34,242	8%	$42,803	10%
Tier 1 risk-based capital	61,330	14.33	17,121	4	25,682	6
Tier 1 (leverage) capital	61,330	10.14	24,188	4	30,235	5

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes an Economic Value of Equity ("EVE") model.  The EVE model measures the potential price risk of equity to changes in interest rates and factors in the optionality included on the balance sheet.  EVE analysis is used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points.  The EVE is likely to be different if rates change.  Results falling outside prescribed ranges may require action by management.  At September 30, 2012 and December 31, 2011, DNB's variance in the EVE as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the table below. The change as a percentage of the present value of equity with a 200 basis point increase at September 30, 2012 and December 31, 2011 was within DNB’s negative 25% guideline.

(Dollars in thousands)	September 30, 2012					December 31, 2011
Change in rates	Flat	-200bp		+200bp		Flat	-200bp	+200bp
EVE	$61,603	$59,798		$52,285		$54,877	$51,041	$49,134
Change		(1,805)		(9,318)			(3,836)	(5,743)
Change as % of assets		(0.3%	)	(1.5%	)		-0.6%	-0.9%
Change as % of PV equity		(2.9%	)	(15.1%	)		-7.0%	-10.5%

ITEM 4- CONTROLS AND PROCEDURES

DNB’s Management, with the participation of our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2012, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, Management has concluded that DNB’s current disclosure controls and procedures are effective.
Management of DNB is responsible for establishing and maintaining adequate internal control over financial reporting for DNB, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  There was no change in DNB’s "internal control over financial reporting" (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, DNB’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended September 30, 2012. The following table provides information on repurchases by DNB of its common stock in each month of the quarter ended September 30, 2012:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	Per Share	or Programs	Programs (a)

July 1, 2012– July 31, 2012	—	$—	—	$63,016

August 1, 2012– August 31, 2012	—	—	—	$63,016

September 1, 2012– September 30, 2012	—	—	—	$63,016

Total	—	$—	—
            On July 25, 2001, DNB authorized the buyback of up to 175,000 shares of its common stock over an indefinite period. On August 27, 2004, DNB increased the buyback from 175,000 to 325,000 shares of its common stock over an indefinite period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) The following exhibits are filed or furnished herewith:

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14 (a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14 (a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNB FINANCIAL CORPORATION

November 9, 2012	BY:	/s/ William S. Latoff
William S. Latoff, Chairman of the Board and Chief Executive Officer

November 9, 2012	BY:	/s/ Gerald F. Sopp
Gerald F. Sopp, Chief Financial Officer and Executive Vice President

Exhibit Number		Exhibit Index Description

31.1		Rule 13a-14(a)/15d-14 (a) Certification of Chief Executive Officer
31.2		Rule 13a-14(a)/15d-14 (a) Certification of Chief Financial Officer
32.1		Section 1350 Certification of Chief Executive Officer
32.2		Section 1350 Certification of Chief Financial Officer
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document