Form 10-K
period 2012-12-31
DNB FINANCIAL CORP /PA/
filed 2013-03-20
CIK 713671

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
 December 31, 2012
 or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from              to             . Commission file Number 1-34242

(Exact Name of registrant as specified in its charter)

Pennsylvania	23-2222567
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
4 Brandywine Avenue, Downingtown, Pennsylvania	19335
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (610) 269-1040 Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common stock, par value $1.00 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the shares of common stock of the Registrant issued and outstanding on June 30, 2012, which excludes 424,000 shares held by all directors, officers and affiliates of the Registrant as a group, was approximately $31.6 million. This figure is based on the closing price of $13.75 per share of the Registrant's common stock on June 30, 2012, the last business day of the Registrant's second fiscal quarter.

As of March 15, 2013, the Registrant had outstanding 2,702,205 shares of Common Stock, $1 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement relating to the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

DNB FINANCIAL CORPORATION

DNB FINANCIAL CORPORATION
FORM 10-K

Forward-Looking Statements

        DNB Financial Corporation (the "Corporation"), may from time to time make written or oral "forward-looking statements," including statements contained in DNB's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits hereto and thereto), in its reports to stockholders and in other communications by DNB, which are made in good faith by DNB pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

        These forward-looking statements include statements with respect to DNB's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond DNB's control). The words "may," "could," "should," "would,""will," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause DNB's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which DNB conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; the downgrade, and any future downgrades, in the credit rating of the U.S. Government and federal agencies; inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of DNB and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for DNB's products and services; the success of DNB in gaining regulatory approval of its products and services, when required; the impact of changes in laws and regulations applicable to financial institutions (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; the nature, extent, and timing of governmental actions and reforms, and the success of DNB at managing the risks involved in the foregoing.

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

 Part I

Item 1.        Business

General Description of Registrant's Business and Its Development

        DNB Financial Corporation (the "Registrant" or "DNB"), a Pennsylvania business corporation, is a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System (Federal Reserve Board). The Registrant was incorporated on October 28, 1982 and commenced operations on July 1, 1983 upon consummation of the acquisition of all of the outstanding stock of Downingtown National Bank, now known as DNB First, National Association (the "Bank"). Since commencing operations, DNB's business has consisted primarily of managing and supervising the Bank, and its principal source of income has been derived from the Bank. At December 31, 2012, DNB had total consolidated assets, total liabilities and stockholders' equity of $639.6 million, $582.9 million, and $56.7 million, respectively.

        The Bank was organized in 1860. The Bank is a national banking association that is a member of the Federal Reserve System, the deposits of which are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a full service commercial bank providing a wide range of services to individuals and small to medium sized businesses in the southeastern Pennsylvania market area, including accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans. In addition, the Bank has twelve full service branches and one limited service branch and a full-service wealth management group known as "DNB First Wealth Management". The Bank's financial subsidiary, DNB Financial Services, Inc., (also know as "DNB Investments & Insurance") is a Pennsylvania licensed insurance agency, which, together with the Bank, sells a broad variety of insurance and investment products. The Bank's other subsidiaries are Downco, Inc. and DN Acquisition Company, Inc. which were incorporated in December 1995 and December 2008, respectively, for the purpose of acquiring and holding Other Real Estate Owned acquired through foreclosure or deed in-lieu-of foreclosure, as well as Bank-occupied real estate. In accordance with U.S. generally accepted accounting principles, the Registrant and the Bank operate as one segment, and therefore do not report segment financial information.

        The Bank's headquarters is located at 4 Brandywine Avenue, Downingtown, Pennsylvania. As of December 31, 2012, the Bank had total assets of $639.1 million, total deposits of $530.6 million and total stockholders' equity of $65.7 million. The Bank's business is not seasonal in nature. The FDIC, to the extent provided by law, insures its deposits. On December 31, 2012, the Bank had 112 full-time employees and 22 part-time employees.

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

        On April 2, 2012, the Bank entered into a Purchase and Assumption Agreement to acquire certain assets and assume certain liabilities of one full-service branch office located in Boothwyn, Pennsylvania (the "Branch Acquisition"). The Bank consummated the Branch Acquisition on June 11, 2012. The Bank purchased specified assets of the branch, including personal loans totaling $66,000, real estate, furniture and equipment totaling $670,000, and the Bank assumed approximately $15.9 million of deposits. The Branch Acquisition included the payment of $130,000 or a 0.82% premium on the deposits, which has been recorded as a core deposit intangible.

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

        Permitted Non-Banking Activities. The Federal Reserve Board permits bank holding companies to engage in non-banking activities so closely related to banking or managing or controlling banks as to be a proper incident thereto. A number of activities are authorized by Federal Reserve Board regulation, while other activities require prior Federal Reserve Board approval. The types of permissible activities are subject to change by the Federal Reserve Board. Revisions to the Bank Holding Company Act contained in the Federal Gramm-Leach Bliley Act of 1999 permit certain eligible bank holding companies to qualify as "financial holding companies" and thereupon engage in a wider variety of financial services such as securities and insurance activities, and subject such companies to increased competition from a wider variety of non-banking competitors as well as banks.

        Gramm-Leach Bliley Act of 1999 ("GLB"). This law repealed certain restrictions on bank and securities firm affiliations, and allows bank holding companies to elect to be treated as a "financial holding company" that can engage in approved "financial activities," including insurance, securities underwriting and merchant banking. Banks without holding companies can engage in many of these financial activities through a "financial subsidiary." The law also mandates functional regulation of bank securities activities. Banks' exemption from broker-dealer regulation is limited to, for example, trust, safekeeping, custodian, shareholder and employee benefit plans, sweep accounts, private placements (under certain conditions), self-directed IRAs, third party networking arrangements to offer brokerage services to bank customers, and the like. It also requires banks that advise mutual funds to register as investment advisers. The legislation provides for state regulation of insurance, subject to certain specified state preemption standards. It establishes which insurance products banks and bank subsidiaries may provide as principal or underwriter, and prohibits bank underwriting of title insurance, but also preempts state laws interfering with affiliations. GLB prohibits approval of new de novo thrift charter applications by commercial entities and limits sales of existing so-called "unitary" thrifts to commercial entities. The law bars banks, savings and loans, credit unions, securities firms and insurance companies, as well as other "financial institutions," from disclosing customer account numbers or access codes to unaffiliated third parties for telemarketing or other direct marketing purposes, and enables customers of financial institutions to "opt out" of having their personal financial information shared with unaffiliated third parties, subject to exceptions related to the processing of customer transactions and joint financial services marketing arrangements with third parties, as long as the institution discloses the activity to its customers and requires the third party to keep the information confidential. It requires policies on privacy and disclosure of information to be disclosed annually, requires federal regulators to adopt comprehensive regulations for ensuring the security and confidentiality of consumers' personal information, and allows state laws to give consumers greater privacy protections. The GLB has increased the competition the Bank faces from a wider variety of non-banking competitors as well as banks.

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

        Participation in U.S. Treasury Capital Purchase Program. On January 30, 2009, as part of the Capital Purchase Program administered by the United States Department of the Treasury, the Registrant entered into a Letter Agreement and a Securities Purchase Agreement with the U.S. Treasury, pursuant to which the Registrant issued and sold on January 30, 2009, and the U.S. Treasury purchased for cash on that date (i) 11,750 shares of the Registrant's Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008A, par value $10.00 per share, having a liquidation preference of $1,000 per share (the "CPP Shares"), and (ii) a ten-year warrant to purchase up to 186,311 shares of the Registrant's common stock, $1.00 par value, at an exercise price of $9.46 per share, for an aggregate purchase price of $11,750,000 in cash. The issuance and sale of these securities was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. During its participation in this program, the Registrant was subject to a number of requirements and restrictions related to, among other things, executive compensation and governance standards.

        Participation in U.S. Treasury Small Business Lending Fund Program. On August 4, 2011, DNB entered into a Securities Purchase Agreement with the Secretary of the Treasury, pursuant to which DNB issued and sold to the Treasury 13,000 shares of its Non-Cumulative Perpetual Preferred Stock, Series 2011A ("Series 2011A Preferred Stock"), having a liquidation preference of $1,000 per share for aggregate proceeds of $13.0 million. The Securities Purchase Agreement was entered into, and the Series 2011A Preferred Stock was issued, pursuant to the Treasury's Small Business Lending Fund program ("SBLF"), a $30 billion fund established under the Small Business Jobs Act of 2010, that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. The securities sold in this transaction were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction by DNB not involving a public offering. Of the $13.0 million in aggregate proceeds, $11,879,000 was used on August 4, 2011 to repurchase all CPP Shares ($11,750,000 was paid in principal and $128,900 in dividends related to the CPP Shares) held by the Treasury as described above.

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

        Participation in the Temporary Liquidity Guarantee Program. Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts. That coverage was made permanent by the Dodd-Frank Act. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2010, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the FDIC through June 30, 2012, or in some cases, December 31, 2012. The Dodd-Frank Act provided for continued unlimited coverage for certain non-interest bearing accounts until December 31, 2012 (see discussion of Dodd-Frank Act below).

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

Pennsylvania Banking Laws

        Under the Pennsylvania Banking Code of 1965, as amended ("PA Code"), the Registrant is permitted to control an unlimited number of banks, subject to prior approval of the Federal Reserve Board as more fully described above. The PA Code authorizes reciprocal interstate banking without any geographic limitation. Reciprocity between states exists when a foreign state's law authorizes Pennsylvania bank holding companies to acquire banks or bank holding companies located in that state on terms and conditions substantially no more restrictive than those applicable to such an acquisition by a bank holding company located in that state. Interstate ownership of banks in Pennsylvania with banks in Delaware, Maryland, New Jersey, Ohio, New York and other states is currently authorized. Some state laws still restrict de novo formations of branches in other states, but restrictions on interstate de novo banking have been relaxed by the Dodd-Frank Act. Pennsylvania law also provides Pennsylvania state chartered institutions elective parity with the power of national banks, federal thrifts, and state-chartered institutions in other states as authorized by the Federal Deposit Insurance Corporation ("Competing Institutions"). In some cases, this may give state chartered institutions broader powers than national banks such as the Bank, and may increase competition the Bank faces from other banking institutions.

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

        The proposed rules include new risk-based capital and leverage ratios, which were to be phased in from 2013 to 2019 but which have been delayed pending further review of the proposed implementing regulations, and would refine the definition of what constitutes "capital" for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Corporation and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a "capital conservation buffer" of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

        Basel III provided discretion for regulators to impose an additional buffer, the "countercyclical buffer," of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth. However, the proposed rules permit the countercyclical buffer to be applied only to "advanced approach banks" (i.e. , banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes the Corporation and the Bank. The proposed rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which would be phased out over time.

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

        On November 9, 2012, the U.S. federal banking agencies released a joint press release indefinitely delaying the January 1, 2013 implementation date for their proposed rules that would revise and replace the current regulatory capital rules according to Basel III and certain provisions of Dodd-Frank.

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

        DNB's management believes that the Bank is "well capitalized" for regulatory capital purposes. Please see the table detailing the Bank's compliance with minimum capital ratios, in Note 16 ("Regulatory Matters") to DNB's audited financial statements in this Form 10-K.

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

        USA PATRIOT Act. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (together with its implementing regulations, the "Patriot Act"), designed to deny terrorists and others the ability to obtain access to the United States financial system, has significant implications for banks and other financial institutions. It required DNB and its subsidiary to implement new policies and procedures or amend existing policies and procedures with respect to, anti-money laundering, compliance, suspicious activity and currency transaction reporting and due diligence on customers, as well as related matters. The Patriot Act permits and in some cases requires information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, and it requires federal banking agencies to evaluate the effectiveness of an institution in combating money laundering activities, both in ongoing examinations and in connection with applications for regulatory approval.

        Deposit Insurance Assessments. The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law and are subject to deposit insurance premium assessments. The FDIC imposes a risk based deposit premium assessment system, under which the amount of FDIC assessments paid by an individual insured depository institution, such as the Bank, is based on the level of risk incurred in its activities. The FDIC places a depository institution in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rates based on certain specified financial ratios. Pursuant to the Federal Deposit Insurance Act, the FDIC has authority and the responsibility to establish deposit insurance assessments at rates sufficient to maintain the designated reserve ratio of the Deposit Insurance Fund at a level between 1.15% and 1.5% of estimated insured deposits, and to take action to restore the designated reserve ratio to at least 1.15% of estimated insured deposits when it falls below that level. As of June 30, 2008, the designated reserve ratio fell below 1.15%, to 1.01%. On October 7, 2008, the FDIC established a restoration plan which it has updated periodically since then to respond to deteriorating economic conditions. Conditions in the banking industry continued to deteriorate through 2008 and 2009. According to the FDIC's Quarterly Banking Profile for the Fourth Quarter 2009, as of December 30, 2009 the designated reserve ratio had fallen to (0.39%), down from (0.16%) on September 30, 2009, and 0.36% as of December 31, 2008. The FDIC reports that the December 31, 2009 reserve ratio is the lowest on record for a combined bank and thrift insurance fund. In response to the declining reserve ratio, the FDIC took a series of extraordinary deposit insurance assessment actions during 2009.

        Effective as of April 1, 2011, the FDIC adopted changes to its base and risk-based deposit insurance rates. Pursuant to the new rules, a bank's annual assessment base rates were as follows, depending on the bank's risk category:

Initial and Total Base Assessment Rates*

Risk Category
	Risk Category I	Risk Category II	Risk Category III	Risk Category IV	Large and Highly Complex Institutions

Initial base assessment rate	5-9	14	23	35	5-35
Unsecured debt adjustment**	(4.5)-0	(5)-0	(5)-0	(5)-0	(5)-0
Brokered deposit adjustment	—	0-10	0-10	0-10	0-10
TOTAL BASE ASSESSMENT RATE	2.5-9	9-24	18-33	30-45	2.5-45

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

  •
  The new law makes deposit insurance coverage unlimited in amount for non-interest bearing transaction accounts until December 31, 2012. This change may also have the effect of increasing losses to the FDIC insurance fund on future failures of other insured depository institutions. Effective January 1, 2013, non-interest bearing transaction accounts will fall under the existing FDIC insurance limit of $250,000 per account ownership.

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

        In addition to deposit insurance assessments, banks are subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The FDIC sets the Financing Corporation assessment rate every quarter. The current annual Financing Corporation assessment rate is 64 basis points on the deposit insurance assessment base, as defined above, which we anticipate will result in an aggregate estimated FICO assessment payment by the Bank of $36,000 in 2013.

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

Item 1A.        Risk Factors

        Not applicable.

Item 1B.        Unresolved Staff Comments

        None.

Item 2.        Properties

        The main office of the Bank, which the Bank owns, is located at 4 Brandywine Avenue, Downingtown, Pennsylvania 19335. DNB's registered office is also at this location, and DNB pays no rent or other form of consideration for the use of the Bank's main office as its principal executive office. The Bank leases its operations center located at 104 Brandywine Avenue, Downingtown. The Bank had a net book value of $7.1 million for all branches owned plus leasehold improvements on offices leased at December 31, 2012. The Bank's trust department and wealth management unit, operating under the name, "DNB First Wealth Management," has offices in the Bank's Exton Office.

        The bank has thirteen branch offices located in Chester and Delaware Counties, Pennsylvania. In addition to the main office discussed above, they are:

Office	Office Location	Owned/Leased

Boothwyn	3915 Chichester Ave, Boothwyn	Owned
Caln	1835 East Lincoln Highway, Coatesville	Owned
Chadds Ford	300 Oakland Road, West Chester	Leased
East End	701 East Lancaster Avenue, Downingtown	Owned
Exton	410 Exton Square Parkway, Exton	Leased
Kennett Square	215 East Cypress Street, Kennett Square	Owned
Lionville	891 Pottstown Pike, Exton	Owned
Little Washington	104 Culbertson Run Road, Downingtown	Owned
Ludwig's Corner	1030 North Pottstown Pike, Chester Springs	Owned
Media	323 West State Street, Media (Limited Service)	Leased
West Goshen	1115 West Chester Pike, West Chester	Leased
West Chester	2 North Church Street, West Chester	Leased

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

        Not Applicable.

Part II

Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Price of and Dividends on Registrant's Common Equity

        DNB Financial Corporation's common stock, par value $1.00 per share, is listed for trading on Nasdaq Capital Markets under the symbol DNBF. Current price information is available from account executives at most brokerage firms as well as the firms listed at the back of this report who are market makers of DNB's common stock. There were approximately 1,100 shareholders who owned 2.7 million shares of common stock outstanding at March 15, 2013. Quarterly high and low sales prices are set forth below:

	2012		2011
	High	Low	High	Low

First quarter	$14.09	$10.53	$11.07	$9.28
Second quarter	14.11	13.07	10.65	8.72
Third quarter	16.40	13.12	10.54	9.27
Fourth quarter	16.68	15.00	10.90	9.54

        The information required with respect to the frequency and amount of DNB's cash dividends declared on each class of its common equity for the two most recent fiscal years is set forth in the section of this report titled, "Item 6 — Selected Financial Data" on page 17, and incorporated herein by reference.

        The information required with respect to securities authorized for issuance under DNB's equity compensation plans is set forth in "Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" on page 89, and incorporated herein by reference.

(b) Recent Sales of Unregistered Securities

        None.

(c) Purchases of Equity Securities by DNB and Affiliated Purchasers

        The following table provides information on repurchases by or on behalf of DNB or any "affiliated purchaser" (as defined in Regulation 10b-18(a)(3)) of its common stock in each month of the quarter ended December 31, 2012.

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 – October 31, 2012	—	$—	—	63,016
November 1, 2012 – November 30, 2012	—	—	—	63,016
December 1, 2012 – December 31, 2012	—	—	—	63,016

Total	—	$—	—

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

(d) Corporation Performance Graph

        The following graph presents the 5 year cumulative total return on DNB Financial Corporation's common stock, compared to the S&P 500 Index and the S&P 500 Financial Index for the 5 year period ended December 31, 2012. The comparison assumes that $100 was invested in DNB's common stock and each of the foregoing indices and that all dividends have been reinvested.

CORPORATION PERFORMANCE
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
AMONG DNB FINANCIAL CORP., the S&P 500 INDEX and the S&P 500 FINANCIAL INDEX

Item 6.        Selected Financial Data

The selected financial data set forth below is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto, contained elsewhere herein.

	At or For the Year Ended December 31 (Dollars in thousands, except share data)
	2012	2011	2010	2009	2008

RESULTS OF OPERATIONS
Interest income	$25,729	$26,174	$26,050	$25,948	$28,262
Interest expense	3,755	4,644	7,062	10,629	13,048

Net interest income	21,974	21,530	18,988	15,319	15,214

Provision for credit losses	1,455	1,480	2,216	1,325	2,018

Non-interest income	4,528	3,666	5,430	4,507	4,408

Non-interest expense	17,702	16,748	16,903	16,590	16,731

Income before income taxes	7,345	6,968	5,299	1,911	873

Income tax expense	2,106	2,066	1,629	362	64

Net income	$5,239	$4,902	$3,670	$1,549	$809

Preferred stock dividends & accretion of discount	332	779	618	567	—

Net income available to common stockholders	$4,907	$4,123	$3,052	$982	$809

PER SHARE DATA
Basic earnings	$1.81	$1.54	$1.16	$0.38	$0.31
Diluted earnings	1.79	1.53	1.16	0.38	0.31
Cash dividends	0.20	0.12	0.12	0.23	0.46
Book value	16.08	14.14	12.55	11.88	11.53
Weighted average
Common shares outstanding — basic	2,710,819	2,674,716	2,635,549	2,606,596	2,602,902
FINANCIAL CONDITION
Total assets	$639,568	$607,099	$602,332	$634,248	$533,447
Loans and leases, gross	396,498	403,684	396,171	359,427	336,454
Allowance for credit losses	6,838	6,164	5,884	5,477	4,586
Deposits	530,424	497,545	492,746	507,347	408,470
Borrowings	46,864	53,647	60,230	79,450	90,123
Stockholders' equity	56,705	51,056	45,208	42,876	30,058
SELECTED RATIOS
Return on average stockholders' equity	9.61%	10.01%	8.03%	3.76%	2.51%
Return on average assets	0.84	0.80	0.59	0.26	0.15
Average equity to average assets	8.98	7.99	7.40	6.87	5.98
Loans to deposits	74.75	81.14	80.40	70.84	82.37
Dividend payout ratio	11.17	7.84	10.37	59.68	146.56

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations

I.     Introductory Overview

        DNB Financial Corporation ("DNB") is a bank holding company whose bank subsidiary, DNB First, National Association (the "Bank") is a nationally chartered commercial bank with trust powers, and a member of the FDIC. DNB provides a broad range of banking services to individual and corporate customers through its thirteen community offices located throughout Chester and Delaware Counties, Pennsylvania. DNB is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. DNB funds all these activities with retail and business deposits and borrowings. Through its Wealth Management division, the Bank provides wealth management and trust services to individuals, businesses and non-profit organizations. The Bank and its subsidiary, DNB Investments and Insurance, make available certain non-depository products and services, such as securities brokerage, mutual funds, life insurance and annuities.

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

        Highlights of DNB's results for the year-end December 31, 2012 include:

  •
  Increased earnings — Net income increased $337,000 or 6.9% year over year. Net income was $5.2 million or $1.79 per diluted share in 2012, compared to $4.9 million or $1.53 per diluted share in 2011.

  •
  Improvement of net interest margin — DNB's net interest margin, on a tax-equivalent basis, improved 6 basis points from 3.72% in 2011 to 3.78% in 2012. The most significant factor in this improvement was the reduction in the cost of interest bearing liabilities, which declined from 0.93% in 2011 to 0.78% in 2012.

  •
  DNB continued to focus on growing fee-based income — Our Wealth Management area experienced a 31.6% increase over 2011, exceeding $1.0 million for the first time compared to $785,000 in 2011. Fees for deposit and cash management services also increased $216,000 or 18.9% over 2011.

  •
  Strengthened capital position — Shareholder's equity increased $5.7 million to $56.7 million at December 31, 2012 compared to December 31, 2011, reflecting our solid earnings growth. DNB's Tier 1 leverage ratio and Tier 1 risk-based capital ratio were 10.50% and 14.60%, exceeding regulatory definitions for a well capitalized institution.

        The global and U.S. economies have experienced significantly reduced business activity as a result of disruptions in the financial system during the past four years. Dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-

downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. As a result of the recession, retail customers may delay borrowing from DNB as unemployment remains high and availability to borrow against equity in primary residences diminishes. As the U.S. economy moves through a period of recession, delinquencies will rise as the value of homes decline and DNB's borrowers experience financial difficulty due to corporate downsizing, reduced sales, or other negative events which may impact their ability to meet their contractual loan payments. As a result of these negative trends in the economy and their impact on our borrowers' ability to repay their loans, DNB made a $1.5 million provision in 2012 in response to DNB's increased level of non-performing loans which increased $2.8 million during the year to $10.4 million at December 31, 2012.

        In addition, DNB's net interest margin has been impacted by these changes in the economy. Management has been aggressive in managing DNB's cost of funds during the year by implementing carefully planned pricing strategies, designed to offset the decline in rates on earning assets, while matching liquidity needs. Our composite cost of funds for 2012 dropped 15 basis points to 0.78%, from 0.93% in 2011. DNB's net interest margin increased to 3.78% in 2012 from 3.72% in 2011.

        Earnings. For the year ended December 31, 2012, DNB reported net income of $5.2 million, an increase of $337,000 from the $4.9 million reported for the year ended December 31, 2011, or $1.79 per share versus $1.53 per share, respectively, on a fully diluted basis. DNB's earnings were favorably impacted by a higher net interest margin and a higher level of non-interest income. Although DNB reported an increase in earnings in 2012 over 2011, our operations and earnings are subject to the same negative economic conditions challenging all commercial banking institutions.

        Asset Quality. Non-performing assets were $11.7 million at December 31, 2012 compared to $11.6 million at December 31, 2011. Non-performing assets as of December 31, 2012 were comprised of $9.6 million of non-accrual loans and leases, $869,000 of loans and leases delinquent over ninety days and still accruing, as well as $1.1 million of Other Real Estate Owned ("OREO") and $126,000 in other repossessed property. As of December 31, 2012, the non-performing loans to total loans ratio increased to 2.63% compared to 1.89% at December 31, 2011. The non-performing assets to total assets ratio decreased to 1.82% at December 31, 2012, compared to 1.91% at December 31, 2011. The allowance for credit losses was $6.8 million at December 31, 2012, compared to $6.2 million at December 31, 2011. The allowance to total loans was 1.72% at December 31, 2012 compared to 1.53% at December 31, 2011. DNB's delinquency ratio (the total of all delinquent loans and leases plus loans greater than 90 days and still accruing, divided by total loans and leases) was 2.36% at December 31, 2012, up from 2.19% at December 31, 2011. The increase in delinquencies during 2012 occurred primarily in the commercial loan portfolio.

II.    Overview of Financial Condition — Major Changes and Trends

        At December 31, 2012, DNB had consolidated assets of $639.6 million and a Tier I/Leverage Capital Ratio of 10.50%. Loans and leases comprise 64.5% of earning assets, while investments and overnight funds constitute the remainder. During 2012, assets increased $32.5 million to $639.6 million at December 31, 2012, compared to $607.1 million at December 31, 2011. During the same period, investment securities increased $57.4 million to $201.3 million, while the loan and lease portfolio decreased $7.2 million, or 1.78%, to $396.5 million. Deposits increased $32.9 million to $530.4 million at December 31, 2012. DNB's liabilities are comprised of a high level of core deposits with a low cost of funds in addition to a moderate level of borrowings with costs that are more volatile than core deposits.

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

  •
  Focus on penetrating existing markets to maximize profitability

  •
  Grow loans and diversify the mix

  •
  Improve asset quality

  •
  Focus on profitable customer segments

  •
  Grow and diversify non-interest income, primarily wealth management

  •
  Focus on reducing DNB's cost of funds by changing DNB's mix of deposits

  •
  Focus on cost containment and improving operational efficiencies

        Strategic Plan Update. During the year ended December 31, 2012, management focused on reducing our composite cost of funds as well as strengthening DNB's net interest margin. The composite cost of funds for the year ended December 31, 2012 was 0.78% compared to 0.93% in 2011. The net interest margin for the year ended December 31, 2012 was 3.78% compared to 3.72% in 2011. Management continued to actively manage deposits during 2012 to reduce DNB's cost of funds. Time deposits decreased $2.9 million to $102.3 million at December 31, 2012 compared to $105.2 million at December 31, 2011. Transaction and savings accounts increased $35.8 million during the year ended December 31, 2012. Overall, non-interest income increased $862,000 or 23.51% to $4.5 million. Positive trends were observed for the year ended December 31, 2012, in two key business lines that make up total non-interest income: service charges on deposits increased 18.9% or $216,000, and wealth management fees increased 31.59% or $248,000 when compared to the same period in 2011. These increases were partially offset by a $123,000 decrease on gains on sale of Small Business Administration ("SBA") loans. Non-interest expense for the year ended December 31, 2012 showed an increase of 5.70% or $954,000, compared to the same period in 2011. During 2012, DNB had $440,000 of write-downs on OREO and other repossessed property that it held compared to $23,000 of such write-downs during 2011. Absent these write-downs, non-interest expenses increased $537,000 or 3.21% year over year. Approximately $65,000 of the $954,000 increase is attributable to the purchase of assets and the assumption of deposits associated with the Boothwyn branch acquisition which was completed during the second quarter of 2012.

        Management's strategies are designed to direct DNB's tactical investment decisions and support financial objectives. DNB's most significant revenue source continues to be net interest income, defined as total interest income less total interest expense, which in 2012 accounted for approximately 82.9% of total revenue. To produce net interest income and consistent earnings growth over the long-term, DNB must generate loan and deposit growth at acceptable economic spreads within its market area. To generate and grow loans and deposits, DNB must focus on a number of areas including, but not limited to, the economy, branch expansion, sales practices, customer satisfaction and retention, competition, customer behavior, technology, product innovation and credit performance of its customers.

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

III.  DNB's Principal Products and Services

        Loans and Lending Services. DNB's primary source of earnings and cash flows is derived from its lending function. The commercial loan and lease portfolios amounted to $328.4 million or 82.8% of total loans as of December 31, 2012. DNB focuses on providing these products to small to mid-size businesses throughout Chester and Delaware Counties. In keeping with DNB's goal to match customer business initiatives with products designed to meet their needs, DNB offers a wide variety of fixed and variable rate loans that are priced competitively. DNB serves this market by providing funds for the purchase of business property or ventures, working capital lines, Small Business Administration loans, lease financing for equipment and for a variety of other purposes.

        As a community bank, DNB also serves consumers by providing home equity and home mortgages, as well as term loans for the purchase of consumer goods. Residential mortgage and consumer loans remained relatively flat in 2012 compared to 2011, primarily due to the current economic environment, which has lessened consumer demand for home equity loan products as a result of falling housing prices and a higher unemployment rate. In addition to providing funds to customers, DNB also provides a variety of services to its commercial customers. These services, such as cash management, remote capture, commercial sweep accounts, internet banking, letters of credit and other lending services are designed to meet our customer needs and help them become successful. DNB provides these services to assist its customers in obtaining financing, securing business opportunities, providing access to new resources and managing cash flows.

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

        Non-Deposit Products and Services. DNB offers non-deposit products and services through its subsidiaries under the names "DNB Investments & Insurance" and "DNB First Investment Management & Trust." Revenues under these entities were $1.0 million and $785,000 for 2012 and 2011, respectively.

DNB Investments & Insurance.  Through a partnership with Cetera Investment Services, LLC, DNB Investments & Insurance offers a complete line of investment and insurance products.

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

	December 31

	2012	2011	2010	2009	2008	2007

Prime	3.25%	3.25%	3.25%	3.25%	3.25%	7.25%
Federal Funds Sold ("FFS")	0.25	0.25	0.25	0.25	0.25	4.25
6 month US Treasury	0.12	0.05	0.19	0.20	0.27	3.51

	Historical Yield Spread December 31

	2012	2011	2010	2009	2008	2007

FFS to 5 year US Treasury	0.70%	0.64%	1.68%	2.44%	1.30%	(0.62)%
FFS to 10 year US Treasury	1.72	1.73	3.04	3.60	2.00	(0.04)

        In general, financial institutions price their fixed rate loans off of 5 and 10 year treasuries and price their deposits off of shorter indices, like the Federal Funds Sold rate. As you can see in the table above, the spread between the Federal Funds Sold rate and the 5 year treasury has ranged from 2.44% to a negative 0.62% during the last 6 years. The spread between the Federal Funds Sold rate and the 10 year treasury has ranged from 3.60% to a negative 0.04% during the last 6 years. As a result of the compression between long and short term rates, many banks, including DNB, have seen their net interest margin fluctuate during the last 6 years.

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

Average Balances, Rates, and Interest Income and Expense
(Dollars in thousands)

	Year Ended December 31
	2012			2011			2010
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

ASSETS
Interest-earning assets:
Investment securities:
Taxable	$154,498	$3,163	2.05%	$147,324	$3,250	2.21%	$181,056	$4,722	2.61%
Tax-exempt	18,540	912	4.92	5,656	328	5.79	1,845	97	5.28

Total securities	173,038	4,075	2.36	152,980	3,578	2.34	182,901	4,819	2.63
Cash and cash equivalents	21,888	41	0.19	26,374	56	0.21	36,177	78	0.21
Total loans and leases	400,721	22,114	5.52	408,796	22,886	5.60	371,528	21,302	5.73

Total interest-earning assets	595,647	26,230	4.41	588,150	26,520	4.51	590,606	26,199	4.44
Non-interest-earning assets	25,517			24,489			26,988

Total assets	$621,164			$612,639			$617,594

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Savings deposits	$327,893	$901	0.27%	$318,085	$1,045	0.33%	$296,930	$1,913	0.64%
Time deposits	103,288	1,531	1.48	123,444	2,190	1.77	151,201	2,992	1.98
Brokered Deposits	17	—	0.28	20	—	0.20	—	—	—

Total interest-bearing deposits	431,198	2,432	0.56	441,549	3,235	0.73	448,131	4,905	1.09
Federal funds purchased	71	—	0.59	11	—	0.99	10	—	0.99
Federal Reserve borrowing	—	—	—	—	—	0.73	—	—	0.77
Repurchase agreements	20,419	71	0.34	25,966	142	0.55	24,419	197	0.81
FHLBP advances	20,000	848	4.23	20,329	864	4.25	33,077	1,500	4.53
Other borrowings	9,864	404	4.10	10,284	403	3.92	10,009	460	4.60

Total interest-bearing liabilities	481,552	3,755	0.78	498,139	4,644	0.93	515,646	7,062	1.37
Demand deposits	80,114			61,951			51,963
Other liabilities	5,155			3,570			4,257
Stockholders' equity	54,343			48,979			45,728

Total liabilities and stockholders' equity	$621,164			$612,639			$617,594

Net interest income		$22,475			$21,876			$19,137

Interest rate spread			3.63%			3.58%			3.07%

Net interest margin			3.78%			3.72%			3.24%

2.    Rate / Volume Analysis

        During 2012, net interest income, before the provision for credit losses, increased $599,000 or 2.74% on a tax equivalent basis. As shown in the Rate/Volume Analysis on the following page, $639,000 was attributable to volume changes and $40,000 to rate changes. The volume changes were mostly attributable to increased levels of investment securities of $19.7 million and demand deposits of $18.2 million, offset by decreased levels of time deposits of $20.2 million. The average balance of investment securities was $172.7 million in 2012 compared to $153.0 million in 2011. The average balance of demand deposits was $80.1 million in 2012 compared to $62.0 million in 2011. The average balance of time deposits was $103.3 million in 2012 compared to $123.4 million in 2011. The decrease in yields on interest-earning assets and the decrease in rates on interest-bearing liabilities offset each other, resulting in a $40,000 unfavorable difference. The tax equivalent yield on securities increased to 2.36% in 2012 from 2.34% in 2011. The favorable change due to rate on savings deposits was $171,000 which had an average rate of 0.27% in 2012 and 0.33% in 2011. The favorable change due to rate on time deposits was $361,000 which had an average rate of 1.48% in 2012 and 1.77% in 2011. DNB's composite cost of funds decreased to 0.78% in 2012 compared to 0.93% in 2011.

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

Rate / Volume Analysis
(Dollars in thousands)

	2012 Versus 2011			2011 Versus 2010
	Change Due To			Change Due To
	Rate	Volume	Total	Rate	Volume	Total

Interest-earning assets:
Loans and leases	$(327)	$(445)	$(772)	$(502)	$2,086	$1,584
Investment securities:
Taxable	(227)	140	(87)	(728)	(744)	(1,472)
Tax-exempt	(49)	633	584	10	221	231
Cash and cash equivalents	(7)	(8)	(15)	—	(22)	(22)

Total	(610)	320	(290)	(1,220)	1,541	321

Interest-bearing liabilities:
Savings deposits	(171)	27	(144)	(938)	70	(868)
Time deposits	(361)	(298)	(659)	(309)	(493)	(802)
Repurchase agreements	(52)	(19)	(71)	(63)	8	(55)
FHLBP advances	(4)	(12)	(16)	(94)	(542)	(636)
Other borrowings	18	(17)	1	(68)	11	(57)

Total	(570)	(319)	(889)	(1,472)	(946)	(2,418)

Net interest income	$(40)	$639	$599	$252	$2,487	$2,739

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

        DNB reports its callable agency investments ($35.5 million at December 31, 2012) and callable FHLBP advances ($20.0 million at December 31, 2012) at their Option Adjusted Spread ("OAS") effective duration date, as opposed to the call or maturity date. In management's opinion, using effective duration dates on callable securities and advances provides a better estimate of the option exercise date under any interest rate environment. The OAS methodology is an approach whereby the likelihood of option exercise takes into account the coupon on the security, the distance to the call date, the maturity date and current interest rate volatility. In addition, prepayment assumptions derived from historical data have been applied to mortgage-related securities, which are included in investments. (See additional discussion in Item 7a. Quantitative and Qualitative Disclosures About Market Risk on page 45 of this Form 10-K.)

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

        To attract these customers, DNB has introduced new deposit products and services, such as Choice Checking with ATM surcharge rebates, Mobile Banking, Popmoney® and expanded bill payment functionality with CheckFree®. DNB also offers a complete package of cash management services including remote deposit, ARP services, ACH, government account services and more. In addition, our Free Business Checking products provide significant advantages to our customers when compared to those offered by our competitors.

V.     Recent Developments

A.    Accounting Developments Affecting DNB

        None.

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

        Management uses significant estimates to determine the allowance for credit losses. Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB's control, management's estimate of the amount necessary to absorb credit losses and actual credit losses could differ. DNB's current judgment is that the allowance for credit losses remains appropriate at December 31, 2012.

VII. 2012 Financial Results

A.    Liquidity

        Management maintains liquidity to meet depositors' needs for funds, to satisfy or fund loan commitments, and for other operating purposes. DNB's foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding. Primary liquidity includes investments, Federal funds sold, and interest-bearing cash balances, less pledged securities. DNB also anticipates scheduled payments and prepayments on its loan and mortgage- backed securities portfolios. In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $195.2 million at December 31, 2012. Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

        As of December 31, 2012, deposits totaled $530.4 million, up $32.9 million from $497.5 million at December 31, 2011. There were $61.1 million in certificates of deposit (including IRAs) scheduled to mature during the next twelve months. At December 31, 2012, DNB had $67.8 million in un-funded loan commitments. In addition, there was $2.1 million in un-funded letters of credit. Management anticipates the majority of these commitments will be funded by means of normal cash flows.

        The following table sets forth the composition of DNB's deposits at the dates indicated.

Deposits By Major Classification
(Dollars in thousands)

	December 31
	2012	2011	2010	2009	2008

Non-interest-bearing deposits	$85,055	$68,371	$58,948	$46,236	$45,503
Interest-bearing deposits:
NOW	161,844	171,321	163,104	151,597	106,623
Money market	122,953	107,368	89,944	102,427	81,742
Savings	58,256	45,250	42,521	35,973	32,895
Certificates	81,637	83,260	114,259	148,636	124,665
IRA	20,679	21,975	23,970	22,478	17,042

Total deposits	$530,424	$497,545	$492,746	$507,347	$408,470

        For detailed information regarding the maturity of our time deposits and certificates of deposit, see Note 6 to our Consolidated Financial Statements beginning at page 67.

  Capital Resources and Adequacy

        Stockholders' equity was $56.7 million at December 31, 2012 compared to $51.1 million at December 31, 2011. The increase in stockholders' equity was primarily a result of 2012 earnings of $5.2 million and $793,000 of net-of-tax other comprehensive income. These additions to stockholders equity were partially offset by $543,000 of dividends paid on DNB's common stock and $315,000 of dividends paid on DNB's Non-Cumulative Perpetual Preferred Stock, Series 2011A. During the first quarter of 2012, DNB paid the Treasury dividends of $135,000, applicable to the fourth quarter of 2011. (See Note 16 regarding DNB's participation in the Treasury's Small Business Lending Fund program ("SBLF"), a $30 billion fund established under the Small Business Jobs Act of 2010.)

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

        On August 4, 2011, DNB entered into a Securities Purchase Agreement with the Secretary of the Treasury, pursuant to which DNB issued and sold to the Treasury 13,000 shares of its Non-Cumulative Perpetual Preferred Stock, Series 2011A ("Series 2011A Preferred Stock"), having a liquidation preference of $1,000 per share for aggregate proceeds of $13,000,000. The Securities Purchase Agreement was entered into, and the Series 2011A Preferred Stock was issued, pursuant to the Treasury's Small Business Lending Fund program ("SBLF"), a $30 billion fund established under the Small Business Jobs Act of

2010, that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. Of the $13 million in aggregate proceeds, $11,879,000 was used to repurchase all CPP Shares ($11,750,000 was paid in principal and $128,900 in accrued, unpaid dividends related to the CPP Shares) previously held by the Treasury. The securities sold in this transaction were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction by DNB not involving a public offering.

        Management believes that DNB and the Bank have each met the definition of "well capitalized" for regulatory purposes on December 31, 2012. The Bank's capital category is determined for the purposes of applying the bank regulators' "prompt corrective action" regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of DNB's or the Bank's overall financial condition or prospects. DNB's capital exceeds the Federal Reserve Bank's ("FRB's") minimum leverage ratio requirements for bank holding companies (see additional discussion in Regulatory Matters — Note 16 to DNB's consolidated financial statements).

        Under federal banking laws and regulations, DNB and the Bank are required to maintain minimum capital as determined by certain regulatory ratios. Capital adequacy for regulatory purposes, and the capital category assigned to an institution by its regulators, may be determinative of an institution's overall financial condition.

B.    Results of Operations

1.    Summary of Performance

(a)    Summary of Results

        For the year ended December 31, 2012, DNB reported net income of $5.2 million versus $4.9 million for 2011. Per share earnings on a fully diluted basis were $1.79, up from $1.53 for the prior year. The global and U.S. economies have experienced reduced business activity as a result of disruptions in the financial system during the past four years. The United States, Europe and many other countries across the globe are struggling with too much debt and weaker streams of revenues as a result of recessionary pressures and high unemployment. Overall economic growth continues to be slow and national and regional unemployment rates remain at elevated levels. The risks associated with our business remain acute in periods of slow economic growth and high unemployment. Moreover, financial institutions continue to be affected by a sluggish real estate market and constrained financial markets. While we are continuing to take steps to decrease and limit our exposure to problem loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.

        The January 16, 2013 Beige Book indicated that residential builders in the Third Federal Reserve District (the "Third District"), the District where DNB is located, reported slight year-over-year growth during 2012. Residential brokers reported robust year-over-year sales growth, with steady year-end momentum. As with new home construction, existing home sales are growing from a low base. Builders and, to a greater extent, brokers are optimistic that recent growth will be sustained in 2013.

        The January 16, 2013 Beige Book indicates that there has been renewed modest growth in overall leasing activity and continued slight growth in construction. Leasing activity finished 2012 with sustained double-digit growth. Stronger employment growth of professional services is credited with much of the demand; however, that demand is partially offset, as existing firms are consolidating and adjusting to more efficient overall office spaces with smaller square footage per person. The Third District's nonresidential real estate contacts retain an outlook of slow and steady growth.

        Optimism among Third District manufacturers that business conditions will improve during the next six months has rebounded strongly since the November 28, 2012 Beige Book and is evident across nearly all sectors. Companies have also significantly raised their overall expectations of future hiring and their plans for capital spending since the November 28, 2012 Beige Book. Since the November 28, 2012 Beige

Book, Third District manufacturers have reported that orders and shipments have recovered to a pace of slight growth. The mild pace can be partially attributed to seasonal trends. Makers of food products, lumber and wood products, primary metals, fabricated metal products, and instruments have reported gains since the November 28, 2012 Beige Book. Lower activity was reported by makers of industrial machinery and electronic equipment.

        The overall outlook of the Third District's business contacts, many of which have business models similar to DNB's small business clients, is considerably more optimistic relative to the views expressed in the November 28, 2012 Beige Book. They reported underlying strength in many sectors and expressed relief that part of the fiscal cliff dilemma has been resolved. Contacts from virtually all sectors reported greater expectations of future growth than views expressed in the November 28, 2012 Beige Book. Plans for future hiring were also significantly more expansive. Most contacts continued to express concerns over the impact from the recent payroll tax increase and the remaining potential budget cuts that might reduce demand.

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

        As the U.S. and local economy moves through a period of reduced business activity and historically high unemployment rates, delinquencies will rise as the value of homes decline and DNB's borrowers experience financial difficulty due to corporate downsizing, reduced sales, or other negative events which may impact their ability to meet their contractual loan payments. As a result of continued negative trends in the economy and their impact on our borrowers' ability to repay their loans, DNB made a $1.5 million provision for credit losses during the year ended December 31, 2012.

        These and other factors have impacted our operations. We continue to focus on the consistency and stability of core earnings and balance sheet strength which are critical success factors in today's challenging economic environment.

(b)    Significant Events, Transactions and Economic Changes Affecting Results

        Some of DNB's significant events during 2012 include:

  •
  Total loans and leases were $396.5 million at December 31, 2012, down $7.2 million or 1.8% from 2011. DNB's total loans declined due to historically high pay-downs in the commercial loan portfolio, precipitated by historically low rates and aggressive competition for such loans in DNB's market area. Gross loans funded during 2012 were $89.7 million compared to $78.7 million in 2011. Paydowns on loans were $96.9 million, up 36.1% from $71.2 million in 2011. Commercial loans declined by $7.0 million or 6.9% to $94.1 million, while commercial mortgage loans grew

    $1.9 million or 0.82% to $234.2 million. Residential mortgage and consumer loans remained relatively flat.

  •
  Positive trends were observed for the year ended December 31, 2012, in two key business lines that contribute to total non-interest income. Service charges on deposits increased 18.9% or $216,000 and wealth management fees increased 31.6% or $248,000 when compared to the same period in 2011.

  •
  On June 11, 2012, The Bank acquired one full-service branch office located in Boothwyn, Pennsylvania. The Bank purchased specified assets of the branch, including personal loans totaling $66,000, real estate, furniture and equipment totaling $670,000 and assumed approximately $15.9 million of deposits.

(c)    Trends and Uncertainties

        Please refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Introductory Overview on page 18 of this Form 10-K.

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

        During the year ended December 31, 2012, management focused on strengthening DNB's net interest margin, as well as reducing our composite cost of funds. The composite cost of funds for the year ended December 31, 2012 was 0.78% compared to 0.93% in 2011. The net interest margin for the year ended December 31, 2012 was 3.78% compared to 3.72% in 2011. Management continued to actively manage deposits during 2012 to reduce DNB's cost of funds. Time deposits decreased $2.9 million to $102.3 million at December 31, 2012 compared to $105.2 million at December 31, 2011. Transaction and savings accounts, which are generally lower costing deposits, increased $35.8 million during the year ended December 31, 2012.

        Interest on loans and leases was $21.9 million for 2012, compared to $22.7 million for 2011. The average balance of loans and leases was $400.7 million with an average tax equivalent yield of 5.52% in 2012 compared to $408.8 million with an average tax equivalent yield of 5.60% in 2011.

        Interest and dividends on investment securities was $3.8 million and $3.5 million for 2012 and 2011, respectively. The average balance of investment securities was $173.0 million with an average tax equivalent yield of 2.36% in 2012 compared to $153.0 million with an average tax equivalent yield of 2.34% in 2011. Total investment securities increased $57.4 million from December 31, 2011 to December 31, 2012 primarily due to purchases of $126.9 million of securities during 2012, offset by $70.3 million of sales, maturities, calls and pay-downs during 2012. Interest and dividends increased $300,000, primarily due to a higher average balance of securities.

        Interest on deposits was $2.4 million for 2012 compared to $3.2 million for 2011. The average balance of interest-bearing deposits was $431.2 million with an average rate of 0.56% for 2012 compared to $441.5 million with an average rate of 0.73% for 2011. The decrease in rate during both periods was primarily attributable to a lower interest rate environment.

        Interest on FHLBP advances was $848,000 for 2012 compared to $864,000 for 2011. The average balance on FHLBP advances was $20.0 million with an average rate of 4.23% for 2012 compared to $20.3 million with an average rate of 4.25% for 2011.

        Interest on repurchase agreements was $71,000 for 2012 compared to $142,000 for 2011. The average balance on repurchase agreements was $20.4 million with an average rate of 0.34% for 2012 compared to $26.0 million with an average rate of 0.55% for 2011. The decrease in interest expense was primarily the result of the lower interest rate environment, coupled with lower average balances during 2012.

3.    Provision for Credit Losses

        To provide for known and inherent losses in the loan and lease portfolio, DNB maintains an allowance for credit losses. There was a $1.5 million provision made in both 2012 and 2011. For a detailed discussion on DNB's reserve methodology, refer to "Item 1 — Determination of the allowance for credit losses" which can be found under "Critical Accounting Policies and Estimates".

4.    Non-Interest Income

        Non-interest income includes service charges on deposit products; fees received in connection with the sale of non-depository products and services, including fiduciary and investment advisory services offered through DNB First Wealth Management; securities brokerage products and services and insurance products and services offered through DNB Investments & Insurance; and other sources of income such as increases in the cash surrender value of Bank Owned Life Insurance ("BOLI"), net gains on sales of investment securities and SBA loans. In addition, DNB receives fees for cash management, remote capture, merchant services, debit cards, safe deposit box rentals and similar activities.

        Non-interest income was $4.5 million for 2012 compared to $3.7 million for 2011. The $862,000 increase was primarily due to a $380,000 increase in gains on the sale of investments, a $248,000 increase in Wealth Management fees, a $216,000 increase in service charges on deposits and a $145,000 increase in other income. These increases were offset by a $123,000 decrease in gains on sales of SBA loans.

5.    Non-Interest Expense

        Non-interest expense includes salaries & employee benefits, furniture & equipment, occupancy, professional & consulting fees as well as marketing, printing & supplies, FDIC insurance, PA shares tax, telecommunications, write-downs on other real estate owned ("OREO") and other repossessed property and other less significant expense items. Non-interest expenses increased during 2012 by $954,000 or 5.7% over 2011. During 2012, DNB had $440,000 of write-downs on OREO properties and other assets that it held compared to $23,000 of such write-downs during 2011. Absent these write-downs, non-interest expenses increased $537,000 or 3.21% year over year.

        Salary and employee benefits.    Salary and employee benefits were $9.0 million for 2012 compared to $8.8 million for 2011. The $233,000 increase was attributable to a higher level of full-time equivalent employees year over year, primarily due to the acquisition of the branch in Boothwyn, Pennsylvania as well as a higher level of incentive based compensation in DNB's Wealth Management area.

        Professional and Consulting.    Professional and consulting expense was $1.3 million for 2012 compared to $1.1 million for 2011. The increase was primarily attributable to higher levels of legal fees associated with credit administration.

        Other expenses.    Other expenses was $1.8 million for 2012 compared to $1.6 million for 2011. The $247,000 increase was primarily due to $65,000 of one-time conversion costs associated with the Boothwyn branch conversion in the second quarter of 2012. There were also increased expenses for unfunded loan provision and donations.

        FDIC insurance.    FDIC insurance expense was $470,000 in 2012 compared to $562,000 in 2011. The $92,000 decrease was primarily due to changes adopted by the FDIC, effective April 1, 2011, to its base and risk-based deposit insurance rates. Pursuant to the new rules, DNB's annual assessment base rates were based on the bank's risk category. Prior to the FDIC adopting these new assessment base rates, insurance premiums were primarily based on the level of DNB's insured deposits. (See "Deposit Insurance Assessments" on page 10 of this Form 10-K)

        Write-down of OREO and other repossessed property.    During 2012, DNB had $440,000 of write-downs on OREO and other repossessed property that it held compared to $23,000 of such write-downs during 2011. At December 31, 2012, DNB held $1.2 million of such assets, compared to $4.0 million at December 31, 2011. Prior to the filing of this Form 10-K, DNB reported such write-downs as an adjustment to non-interest income in filings with the SEC for 2011 and 2012.

6.    Income Taxes

        Income tax expense was $2.1 million for both 2012 and 2011. Income tax expense for each period primarily differs from the amount determined at the statutory rate of 34.0% due to tax-exempt income on loans and investment securities, DNB's ownership of BOLI policies and tax credits recognized on a low-income housing limited partnership. The effective tax rates for 2012 and 2011 were 28.7% and 29.6%, respectively. The lower effective tax in 2012 was primarily due to higher levels of tax-exempt investment securities in 2012, compared to 2011.

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

        DNB's investment portfolio (HTM and AFS securities) totaled $201.3 million at December 31, 2012, up $57.4 million or 39.8% from $144.0 million at December 31, 2011.

        As of June 16, 2011, DNB reclassified 3 mortgage backed securities and 2 collateralized mortgage obligations with book values (net carrying amount) of $12.5 million and $7.7 million, respectively, from available-for-sale (AFS) to held-to-maturity (HTM). Reclassifying these 5 securities to HTM will reduce the volatility and possible future negative effect on DNB's capital ratios, because HTM securities are not marked-to-market through other comprehensive income, but carried at their amortized cost basis. In addition, the 5 securities that were reclassified to HTM will continue to produce strong cash flows for DNB's operating and funding needs. The fair value of the 3 mortgage backed securities and 2 collateralized mortgage obligations was $12.4 million and $7.7 million, respectively at June 16, 2011, the date of their reclassification. The $116,000 difference between their book value and their fair value will be amortized as an adjustment to the carrying value of the investment securities over the remaining lives, which is estimated to be 2.3 years. There were no such reclassifications in 2012.

        At December 31, 2012, approximately 67% of DNB's investments were in the AFS portfolio and 33% were in the HTM portfolio. Investments consist mainly of mortgage-backed securities and Agency notes backed by government sponsored enterprises, such as FHLMC, FNMA and FHLB. Management regularly reviews its investment portfolio to determine whether any securities are other than temporarily impaired. DNB did not invest in securities backed by sub-prime mortgages. At December 31, 2012, the combined AFS and HTM portfolios had an unrealized pretax gain of $4.0 million and an unrealized pretax loss of $434,000. At December 31, 2011, the combined AFS and HTM portfolios had an unrealized pretax gain of $2.2 million and an unrealized pretax loss of $926,000. There were no other than temporarily impaired securities.

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

Investment Maturity Schedule, Including Weighted Average Yield
(Dollars in thousands)

	December 31, 2012
Held to Maturity	Less than 1 Year	1-5 Years	5-10 Years	Over 10 Years	No Stated Maturity	Total	Yield

US Government agency obligations	$—	$—	$7,266	$—	$—	$7,266	3.12%
GSE mortgage-backed securities	—	—	2,013	7,122	—	9,135	2.63
Corporate bonds	—	—	4,139	2,361	—	6,500	5.43
Collateralized mortgage obligations GSE	—	2	—	7,202	—	7,204	2.10
State and municipal tax-exempt	—	—	9,713	26,206	—	35,919	4.11

Total	$—	$2	$23,131	$42,891	$—	$66,024	3.71%

Percent of portfolio	—%	—%	35%	65%	—%	100%

Weighted average yield	—%	0.92%	3.22%	2.83%	—%	2.97%

Available for Sale	Less than 1 Year	1-5 Years	5-10 Years	Over 10 Years	No Stated Maturity	Total	Yield

US Government agency obligations	$—	$14,161	$21,378	$—	$—	$35,539	0.86%
GSE mortgage-backed securities	—	295	—	22,097	—	22,392	1.98
Collateralized mortgage obligations GSE	—	—	1,037	20,613	—	21,650	1.26
Corporate bonds	7,820	24,527	7,835	1,265	—	41,447	2.57
State and municipal tax-exempt	2,091	—	479	615	—	3,185	1.44
Asset-backed securities — VR	—	—	—	9,813	—	9,813	0.99
Certificates of deposit	—	1,248	—	—	—	1,248	0.77
Equity securities	—	—	—	—	14	14	3.54

Total	$9,911	$40,231	$30,729	$54,403	$14	$135,288	1.66%

Percent of portfolio	7%	30%	23%	40%	0%	100%

Weighted average yield	1.84%	1.81%	1.52%	1.53%	3.54%	1.63%

Composition of Investment Securities
(Dollars in thousands)

	December 31
	2012		2011
	Held to Maturity	Available for Sale	Held to Maturity	Available for Sale

US Government agency obligations	$7,266	$35,539	$—	$43,891
Corporate bonds	6,500	41,447	1,548	26,347
US agency mortgage-backed securities	9,135	22,392	14,363	25,313
Collateralized mortgage obligations	7,204	21,650	8,139	6,152
State and municipal tax-exempt	35,919	3,185	12,377	—
Asset-backed securities	—	9,813	—	5,815
Certificates of deposit	—	1,248	—	—
Equity securities	—	14	—	12

Total	$66,024	$135,288	$36,427	$107,530

2.    Loan and Lease Portfolio

        DNB's loan and lease portfolio consists primarily of commercial and residential real estate loans, commercial loans and lines of credit (including commercial construction), commercial leases and consumer loans. The portfolio provides a stable source of interest income, monthly amortization of principal and, in the case of adjustable rate loans, re-pricing opportunities.

        Total loans and leases were $396.5 million at December 31, 2012, down $7.2 million or 1.8% from 2011. DNB's total loans declined due to historically high pay-downs in the commercial loan portfolio, precipitated by historically low rates and aggressive competition for such loans in DNB's market area. Gross loans funded during 2012 were $89.7 million compared to $78.7 million in 2011. Paydowns on loans were $96.9 million, up from $71.2 million in 2011. Commercial loans declined by $7.0 million or 6.9% to $94.1 million, while commercial mortgage loans grew $1.9 million or 0.82% to $234.2 million. Residential mortgage and consumer loans remained relatively flat, primarily due to the current economic environment, which has lessened consumer demand for home equity loan products as a result of falling housing prices and a higher unemployment rate.

        The following table sets forth information concerning the composition of total loans outstanding, net of unearned income and fees and the allowance for credit losses, as of the dates indicated.

Total Loans and Leases Outstanding, Net of Allowance for Credit Losses
(Dollars in thousands)

	December 31
	2012	2011	2010	2009	2008

Residential mortgage	$25,835	$26,461	$30,929	$40,951	$44,052
Commercial mortgage	234,202	232,297	218,099	172,117	138,897
Commercial	94,135	101,120	97,544	87,778	83,186
Lease financing	67	191	898	3,077	6,919
Consumer	42,259	43,615	48,701	55,504	63,400

Total loans and leases	396,498	403,684	396,171	359,427	336,454
Less allowance for credit losses	(6,838)	(6,164)	(5,884)	(5,477)	(4,586)

Net loans and leases	$389,660	$397,520	$390,287	$353,950	$331,868

        The following table sets forth information concerning the contractual maturities of the loan portfolio, net of unearned income and fees. For amortizing loans, scheduled repayments for the maturity category in which the payment is due are not reflected below, because such information is not readily available.

Loan and Lease Maturities
(Dollars in thousands)

	December 31, 2012
	Less than 1 Year	1-5 Years	Over 5 Years	Total

Residential mortgage	$12,538	$143	$13,154	$25,835
Commercial mortgage	24,699	82,521	126,982	234,202
Commercial	16,944	17,720	59,471	94,135
Lease financing	62	5	—	67
Consumer	2,690	8,884	30,685	42,259

Total loans and leases	56,933	109,273	230,292	396,498

Loans and leases with fixed interest rates	22,753	98,990	165,047	286,790
Loans and leases with variable interest rates	34,180	10,283	65,245	109,708

Total loans and leases	$56,933	$109,273	$230,292	$396,498

3.    Non-Performing Assets

        Total non-performing assets increased $55,000 to $11.7 million at December 31, 2012, compared to $11.6 million at December 31, 2011. The $55,000 increase was attributable to a $2.1 million increase in non-performing loans, a $659,000 increase in loans 90 days past due and still accruing, offset by a $2.7 million reduction in other real estate owned & other repossessed property. As a result of the increase in non-performing loans and a $7.2 million net decrease in gross loans, the non-performing loans to total loans ratio increased to 2.63% at December 31, 2012, from 1.89% at December 31, 2011. The non-performing assets to total assets ratio decreased to 1.82% at December 31, 2012 from 1.91% at December 31, 2011. The allowance to non-performing loans ratio decreased to 65.5% at December 31, 2012 from 80.7% at December 31, 2011. DNB continues to work diligently to improve asset quality by adhering to strict underwriting standards and improving lending policies and procedures. Non-performing assets have, and will continue to have, an impact on earnings; therefore management intends to continue working aggressively to reduce the level of such assets.

        Non-performing assets are comprised of non-accrual loans and leases, loans and leases delinquent over ninety days and still accruing, troubled debt restructurings ("TDRs") as well as Other Real Estate

Owned ("OREO") and other repossessed property. Non-accrual loans and leases are loans and leases for which the accrual of interest ceases when the collection of principal or interest payments is determined to be doubtful by management. It is the policy of DNB to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier if considered prudent. Interest received on such loans is applied to the principal balance, or may, in some instances, be recognized as income on a cash basis. A non-accrual loan or lease may be restored to accrual status when management expects to collect all contractual principal and interest due and the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms. OREO consists of real estate acquired by foreclosure. Other repossessed property are primarily assets from DNB's commercial lease portfolio that were repossessed. OREO and other repossessed property are carried at the lower of cost or estimated fair value, less estimated disposition costs. Any significant change in the level of non-performing assets is dependent, to a large extent, on the economic climate within DNB's market area.

        DNB's Credit Policy Committee monitors the performance of the loan and lease portfolio to identify potential problem assets on a timely basis. Committee members meet to design, implement and review asset recovery strategies, which serve to maximize the recovery of each troubled asset. As of December 31, 2012, DNB had $14.2 million of loans classified as substandard, which, although performing at that date, are believed to require increased supervision and review; and may, depending on the economic environment and other factors, become non-performing assets in future periods. The amount of such loans at December 31, 2011 was $9.2 million. The majority of the loans are secured by commercial real estate, with lesser amounts being secured by residential real estate, inventory and receivables.

        The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, (iii) troubled debt restructurings other than those included in items (i) and (ii), and (iv) OREO as a result of foreclosure or voluntary transfer to DNB as well as other repossessed property.

Non-Performing Assets
(Dollars in thousands)

	December 31
	2012	2011	2010	2009	2008

Non-accrual loans:
Residential mortgage	$2,196	$1,873	$2,334	$3,081	$362
Commercial mortgage	2,804	2,114	834	1,317	—
Commercial	4,326	3,233	3,722	4,374	1,163
Lease financing	28	61	273	157	14
Consumer	211	151	60	62	286

Total non-accrual loans	9,565	7,432	7,223	8,991	1,825
Loans 90 days past due and still accruing (*)	869	210	—	191	900

Total non-performing loans	10,434	7,642	7,223	9,182	2,725
Other real estate owned & other repossessed property	1,237	3,974	4,324	4,489	4,997

Total non-performing assets	$11,671	$11,616	$11,547	$13,671	$7,722

Asset quality ratios:
Non-performing loans to total loans	2.63%	1.89%	1.82%	2.60%	0.80%
Non-performing assets to total assets	1.82	1.91	1.92	2.16	1.45
Allowance for credit losses to:
Total loans and leases	1.72	1.53	1.49	1.52	1.36
Non-performing loans and leases	65.54	80.70	81.50	59.60	168.30

(*)
One loan in 2010 had a balance less than $1,000

        Included in the loan portfolio are loans for which DNB has ceased the accrual of interest (i.e. non-accrual loans). Loans of approximately $9.6 million and $7.4 million as of December 31, 2012 and 2011, respectively, were on a non-accrual basis. DNB also had loans of approximately $869,000 and $210,000 that were 90 days or more delinquent, but still accruing, as of December 31, 2012 and 2011, respectively. If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

	Year Ended December 31
(Dollars in thousands)	2012	2011

Interest income which would have been recorded under original terms	$488	$357
Interest income recorded during the year	(104)	(36)

Net impact on interest income	$384	$321

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

        Portfolio risk includes the levels and trends in delinquencies, impaired loans, changes in the loan rating matrix and trends in volume and terms of loans. Management is satisfied with the stability of the past due and non-performing loans and believes there has been no further decline in the quality of the loan portfolio due to any trend in delinquent or adversely classified loans. In determining the adequacy of the allowance, management considered the deterioration of asset quality in DNB's commercial mortgage and residential first mortgage portfolios, which were factors contributing to the increase in the level of allowance during 2012 and 2011. In addition to ordering new appraisals and creating specific reserves on impaired loans, the allowance allocation rates were increased, reflective of delinquency trends which have been caused by continued weakness in the housing markets, falling home equity values, and rising unemployment. New appraisal values we have obtained for existing loans have generally been consistent with trends indicated by Case-Schiller and other indices.

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

        The provision remained flat at $1.5 million in 2012, compared to 2011. DNB's percentage of allowance for credit losses to total loans and leases was 1.72% at December 31, 2012 compared to 1.53%, 1.49%, and 1.52% for the years ended December 31, 2011, 2010 and 2009, respectively. Management monitors DNB's performance metrics including those ratios related to non-performing loans and leases. The allowance as a percentage of total loans and leases has increased over the last five years from 1.36% at December 31, 2008 to 1.72% at December 31, 2012, precipitated by the increase in non-performing assets since 2008 ($7.7 million, $13.7 million, $11.5 million, $11.6 million and $11.7 million at December 31, 2008,

2009, 2010, 2011 and 2012, respectively.) Net charge-offs were $781,000 in 2012 compared to $1.2 million and $1.8 million in 2011 and 2010, respectively. The percentage of net charge-offs to total average loans and leases were 0.20%, 0.29%, and 0.49% during the three years ending December 31, 2012, 2011, and 2010, respectively. Management is not aware of any potential problem loans, which were accruing and current at December 31, 2012, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to DNB.

        The increase in the allowance for loan loss ratio reflects management's estimate of the level of inherent losses in the portfolio, which continued to increase during 2012 due to a recessionary economy, continued high unemployment, a weakened housing market and deterioration in income-producing properties.

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

        As of December 31, 2012, DNB had $11.7 million of non-performing assets, which included $10.4 million of non-performing or impaired loans and $1.2 million of OREO. Loans are reviewed for impairment in accordance with FASB ASC 310-10-35. Impaired loans can either be secured or unsecured, not including large groups of smaller balance loans that are collectively evaluated. Impairment is measured by the difference between the loan amount and the present value of the future cash flow discounted at the loan's effective interest rate. Management measures loans for impairment by using the fair value of collateral for collateral dependent loans. In general, management reduces the amount of the appraisal by the estimated cost of acquisition and disposition of the underlying collateral and compares that adjusted value with DNB's carrying value. As part of the general allowance, DNB reserves at the rate of approximately 6% to 10% on non-performing loans. DNB establishes a specific valuation allowance on impaired loans that have a collateral shortfall, including estimated costs to sell in comparison to the carrying value of the loan. Of the $12.3 million of impaired loans at December 31, 2012, $6.9 million had a valuation allowance of $1.0 million and $5.4 million had no specific allowance as of December 31, 2012. For those impaired loans that management determined that no specific valuation allowance was necessary, management has reviewed the appraisal for each loan and determined that there is no shortfall in the collateral. During the year ended December 31, 2012, we recognized $947,000 in charge-offs related to impaired loans. An impaired loan may not represent an expected loss.

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

Analysis of Allowance for Credit Losses
(Dollars in thousands)

	Year Ended December 31
	2012	2011	2010	2009	2008

Beginning balance	$6,164	$5,884	$5,477	$4,586	$3,891
Provisions	1,455	1,480	2,216	1,325	2,018
Loans charged off:
Residential mortgage	(99)	(280)	(520)	(390)	(132)
Commercial	(886)	(768)	(577)	(99)	(374)
Lease financing	(1)	(200)	(548)	(61)	(287)
Consumer	(31)	(64)	(210)	(45)	(608)

Total charged off	(1,017)	(1,312)	(1,855)	(595)	(1,401)

Recoveries:
Residential mortgage	21	79	15	31	8
Commercial	115	9	11	117	35
Lease financing	72	3	20	12	28
Consumer	28	21	—	1	7

Total recoveries	236	112	46	161	78

Net charge-offs	(781)	(1,200)	(1,809)	(434)	(1,323)

Ending balance	$6,838	$6,164	$5,884	$5,477	$4,586

Reserve for unfunded loan commitments	$125	$99	$150	$149	$139

Ratio of net charge-offs to average loans	0.20%	0.29%	0.49%	0.13%	0.41%

        The following table sets forth the composition of DNB's allowance for credit losses at the dates indicated.

Composition of Allowance for Credit Losses
(Dollars in thousands)

	December 31

	2012		2011		2010		2009		2008
	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans

Residential mortgage	$306	6%	$383	6%	$454	8%	$648	11%	$225	13%
Commercial	5,136	83	4,945	83	4,387	80	3,800	72	2,846	66
Lease financing	3	—	10	—	86	—	150	1	450	2
Consumer	264	11	260	11	482	12	473	16	407	19
Unallocated	1,129	—	566	—	475	—	406	—	658	—

Total	$6,838	100%	$6,164	100%	$5,884	100%	$5,477	100%	$4,586	100%

Reserve for unfunded loan commitments (other liability)	$125	—	$99	—	$150	—	$149	—	$139	—

5.    Certain Regulatory Matters

        Dividends payable to DNB by the Bank are subject to certain regulatory limitations. Under normal circumstances, the payment of dividends in any year without regulatory permission is limited to the net profits (as defined for regulatory purposes) for that year, plus the retained net profits for the preceding two calendar years. The sum of these items amounted to $11.3 million for the year ended December 31, 2012. During 2012, the Bank paid $720,000 to DNB. During 2013, the Bank will need to provide dividends to DNB in connection with the $13.0 million of Non-Cumulative Perpetual Preferred Stock sold on August 4, 2011 as part of the Small Business Lending Fund program administered by the United States Treasury.

        The FDIC has authority to assess and change federal deposit insurance assessment rates on assessable deposits of the Bank. For further information, please refer to the discussion of FDIC deposit insurance assessments under Part I, Item 1 ("Business"), section (c) ("Narrative Description of Business") — "Supervision and Regulation — Bank" under the heading "Deposit Insurance Assessments" on page 10 of this report. DNB's FDIC insurance expense was $470,000 in 2012.

        DNB was well capitalized at December 31, 2012 and met all regulatory capital requirements. Please refer to Note 16 for a table that summarizes required capital ratios and the corresponding regulatory capital positions of DNB and the Bank at December 31, 2012.

        At December 31, 2012, DNB owned $2.2 million of stock of the Federal Home Loan Bank of Pittsburgh ("FHLBP") and had outstanding borrowings of $20.0 million from the FHLBP. The FHLBP stock entitles DNB to dividends from the FHLBP. DNB recognized dividend income of $4,000 in 2012. At December 31, 2012, DNB's excess borrowing capacity from the FHLBP was $178.2 million. Generally, the loan terms from the FHLBP are better than the terms DNB can receive from other sources.

6.    Off Balance Sheet Arrangements

        In the normal course of business, various commitments and contingent liabilities are outstanding, such as guarantees and commitments to extend credit, borrow money or act in a fiduciary capacity, which are not reflected in the consolidated financial statements. Management does not anticipate any significant losses as a result of these commitments.

        DNB had outstanding stand-by letters of credit totaling $2.1 million and unfunded loan and lines of credit commitments totaling $67.8 million at December 31, 2012.

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

        DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $195.2 million at December 31, 2012. At December 31, 2012, DNB had borrowed $20.0 million and the FHLBP had issued letters of credit, on DNB's behalf, totaling $20.0 million against its available credit lines.

        As of December 31, 2012, approximately $68.6 million of assets are held by DNB First Wealth Management in a fiduciary, custody or agency capacity. These assets are not assets of DNB, and are not included in the consolidated financial statements.

Off Balance Sheet Obligations
(Dollars in thousands)

	Expiration by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Commitments to extend credit	$67,846	$10,167	$4,254	$736	$52,689
Letters of credit	2,085	1,874	163	22	26

Total	$69,931	$12,041	$4,417	$758	$52,715

        For detailed information regarding FHLBP Advances and Short Term Borrowed Funds, see Note 7 to our Consolidated Financial Statements beginning at page 68.

        The following table sets forth DNB's known contractual obligations as of December 31, 2012. The amounts presented below do not include interest.

Contractual Obligations
(Dollars in thousands)

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

FHLBP advances	$20,000	$10,000	$10,000	$—	$—
Repurchase agreements	17,014	17,014	—	—	—
Capital lease obligations	571	31	75	99	366
Operating lease obligations	3,226	620	973	648	985
Junior subordinated debentures	9,279	—	—	—	9,279

Total	$50,090	$27,665	$11,048	$747	$10,630

        During 2013, the Bank will need to provide dividends to DNB in connection with the $13.0 million of Non-Cumulative Perpetual Preferred Stock sold on August 4, 2011 as part of the Small Business Lending Fund program administered by the United States Treasury. These payments are not included in the table above.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

        To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes Key Rate Duration and Economic Value of Equity ("EVE") models. The Key Rate Duration measures the differences in durations in various maturity buckets and indicates potential asset and liability mismatches. Because of balance sheet optionality, an EVE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different if rates change. Results falling outside prescribed ranges require action by management. At December 31, 2012 and 2011, DNB's variance in the economic value of equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the table below. The change as a percentage of the present value of equity with a 200 basis point increase or decrease at December 31, 2012 and 2011was within DNB's negative 25% guideline.

Quantitative and Qualitative Disclosures About Market Risk
(Dollars in thousands)

	December 31, 2012			December 31, 2011

Change in rates	Flat	-200bp	+200bp	Flat	-200bp	+200bp

EVE	$65,903	$71,701	$54,711	$54,877	$51,041	$49,134
Change		(4,202)	(11,192)		(3,836)	(5,743)
Change as a % of assets		(0.7)%	(1.7)%		(0.6)%	(0.9)%
Change as a % of PV equity		(6.4)%	(17.0)%		(7.0)%	(10.5)%

Item 8.        Financial Statements and Supplementary Data

DNB FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Dollars in thousands, except share data)

	December 31
	2012	2011

Assets
Cash and due from banks	$17,149	$32,877

AFS investment securities (amortized cost of $134,035 and $107,543)	135,288	107,530
HTM investment securities (fair value of $68,307 and $37,681)	66,024	36,427

Total investment securities	201,312	143,957

Loans and leases	396,498	403,684
Allowance for credit losses	(6,838)	(6,164)

Net loans and leases	389,660	397,520

Restricted stock	3,426	3,625
Office property and equipment, net	8,456	7,846
Accrued interest receivable	2,470	2,536
OREO & other repossessed property	1,237	3,974
Bank owned life insurance (BOLI)	8,625	8,383
Core deposit intangible	181	111
Net deferred taxes	3,561	3,614
Other assets	3,491	2,656

Total assets	$639,568	$607,099

Liabilities and Stockholders' Equity
Liabilities
Non-interest-bearing deposits	$85,055	$68,371
Interest-bearing deposits:
NOW	161,844	171,321
Money market	122,953	107,368
Savings	58,256	45,250
Time	102,316	105,235

Total deposits	530,424	497,545

Federal Home Loan Bank of Pittsburgh (FHLBP) advances	20,000	20,000
Repurchase agreements	17,014	23,770
Junior subordinated debentures	9,279	9,279
Other borrowings	571	598

Total borrowings	46,864	53,647

Accrued interest payable	421	444
Other liabilities	5,154	4,407

Total liabilities	582,863	556,043

Commitments and contingencies (Note 14)	—	—
Stockholders' Equity
Preferred stock, $10.00 par value; 1,000,000 shares authorized; $1,000 liquidation preference per share; 13,000 shares issued	12,978	12,962
Common stock, $1.00 par value; 10,000,000 shares authorized; 2,882,503 issued	2,899	2,891
Treasury stock, at cost; 162,803 and 187,654 shares, respectively	(2,999)	(3,471)
Surplus	34,274	34,279
Retained earnings	10,236	5,871
Accumulated other comprehensive loss, net	(683)	(1,476)

Total stockholders' equity	56,705	51,056

Total liabilities and stockholders' equity	$639,568	$607,099

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except share and per share data)

	Year Ended December 31
	2012	2011

Interest and Dividend Income:
Interest and fees on loans and leases	$ 21,921	$ 22,651
Interest and dividends on investment securities:
Taxable	3,163	3,250
Exempt from federal taxes	604	217
Interest on cash and cash equivalents	41	56

Total interest and dividend income	25,729	26,174

Interest Expense:
Interest on NOW, money market and savings	901	1,045
Interest on time deposits	1,531	2,190
Interest on FHLBP advances	848	864
Interest on repurchase agreements	71	142
Interest on junior subordinated debentures	324	308
Interest on other borrowings	80	95

Total interest expense	3,755	4,644

Net interest income	21,974	21,530
Provision for credit losses	1,455	1,480

Net interest income after provision for credit losses	20,519	20,050

Non-interest Income:
Service charges	1,359	1,143
Wealth management	1,033	785
Increase in cash surrender value of BOLI	242	246
Gains on sale of investment securities, net	418	38
Gains on sale of SBA loans	158	281
Other fees	1,318	1,173

Total non-interest income	4,528	3,666

Non-interest Expense:
Salaries and employee benefits	9,009	8,776
Furniture and equipment	1,234	1,267
Occupancy	1,899	1,903
Professional and consulting	1,292	1,130
Marketing	584	635
Printing and supplies	163	144
FDIC insurance	470	562
PA shares tax	566	516
Telecommunications	211	209
Write-down of OREO	440	23
Other expenses	1,834	1,583

Total non-interest expense	17,702	16,748

Income before income tax expense	7,345	6,968
Income tax expense	2,106	2,066

Net income	5,239	4,902

Preferred stock dividends and accretion of discount	332	779

Net income available to common stockholders	$ 4,907	$ 4,123

Earnings per common share:
Basic	$ 1.81	$ 1.54
Diluted	$ 1.79	$ 1.53
Cash dividends per common share	$ 0.20	$ 0.12
Weighted average common shares outstanding:
Basic	2,710,819	2,674,716
Diluted	2,739,954	2,695,207

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Year Ended December 31
	2012	2011

Net income	$5,239	$4,902
Other comprehensive income:
Unrealized holding gains arising during the period
Before tax amount	1,684	2,069
Tax effect	(572)	(704)

Net of tax	1,112	1,365

Discount on AFS to HTM reclassification
Before tax amount	—	(116)
Tax effect	—	39

Net of tax	—	(77)

Accretion of discount on AFS to HTM reclassification
Before tax amount	38	24
Tax effect	(13)	(8)

Net of tax	25	16

Less reclassification for gains included in net income
Before tax amount	(418)	(38)
Tax effect	142	13

Net of tax	(276)	(25)

Other comprehensive income — securities	861	1,279

Unrealized actuarial losses — pension
Before tax amount	(103)	(817)
Tax effect	35	278

Other comprehensive income — pension	(68)	(539)

Total other comprehensive income	793	740

Total comprehensive income	$6,032	$5,642

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income
(Dollars in thousands)

	Preferred Stock	Common Stock	Stock Warrants	Treasury Stock	Surplus	Retained Earnings	Accumulated Other Compre- hensive Loss	Total

Balance at January 1, 2011	$11,541	$2,884	$151	$(3,970)	$34,749	$2,069	$(2,216)	$45,208
Net income	—	—	—	—	—	4,902	—	4,902
Other comprehensive income	—	—	—	—	—	—	740	740
Preferred stock discount accretion	209	—	—	—	—	(209)	—	—
SBLF issuance costs accretion	7	—	—	—	—	(7)	—	—
Repurchased restricted stock	—	(1)	—	—	(7)	—	—	(8)
Restricted stock compensation expense	—	8	—	—	53	—	—	61
Stock option compensation	—	—	—	—	27	—	—	27
SBLF stock issued	13,000	—	—	—	—	—	—	13,000
Repurchase of CPP preferred stock	(11,750)	—	—	—	—	—	—	(11,750)
SBLF issuance cost	(45)	—	—	—	—	—	—	(45)
Repurchase of stock warrant	—	—	(151)	—	(307)	—	—	(458)
Cash dividends — common ($0.12 per share)	—	—	—	—	—	(321)	—	(321)
Cash dividends CPP preferred	—	—	—	—	—	(348)	—	(348)
Cash dividends SBLF preferred	—	—	—	—	—	(215)	—	(215)
Sale of treasury shares to 401(k) (21,177 shares)	—	—	—	452	(236)	—	—	216
Sale of treasury shares to deferred comp. plan (4,714 shares)	—	—	—	47	—	—	—	47

Balance at December 31, 2011	12,962	2,891	—	(3,471)	34,279	5,871	(1,476)	51,056
Net income	—	—	—	—	—	5,239	—	5,239
Other comprehensive income	—	—	—	—	—	—	793	793
SBLF issuance costs accretion	16	—	—	—	—	(16)	—	—
Restricted stock compensation expense	—	8	—	—	66	—	—	74
Stock option compensation	—	—	—	—	69	—	—	69
Cash dividends — common ($0.20 per share)	—	—	—	—	—	(543)	—	(543)
Cash dividends SBLF preferred	—	—	—	—	—	(315)	—	(315)
Sale of treasury shares to 401(k) (16,452 shares)	—	—	—	358	(140)	—	—	218
Sale of treasury shares to deferred comp. plan (8,399 shares)	—	—	—	114	—	—	—	114

Balance at December 31, 2012	$12,978	$2,899	$—	$(2,999)	$34,274	$10,236	$(683)	$56,705

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31
	2012	2011

Cash Flows From Operating Activities:
Net income	$5,239	$4,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,985	2,436
Provision for credit losses	1,455	1,480
Unvested stock amortization	143	80
Net gain on sale of securities	(418)	(38)
Net loss on sale and write down of OREO and other repossessed property	440	26
Earnings from investment in BOLI	(242)	(246)
Deferred tax expense	(355)	(174)
Proceeds from sales of SBA loans	3,013	3,869
SBA loans originated for sale	(2,855)	(3,588)
Gain on sale of SBA loans	(158)	(281)
Decrease (increase) in accrued interest receivable	66	(253)
(Increase) decrease in other assets	(821)	1,269
Decrease in accrued interest payable	(23)	(83)
Increase (decrease) in other liabilities	779	(157)

Net Cash Provided By Operating Activities	8,248	9,242

Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Sales	19,683	27,823
Maturities, repayments and calls	43,325	55,809
Purchases	(90,138)	(68,520)
Activity in held-to-maturity securities:
Sales	—	—
Maturities, repayments and calls	7,034	5,935
Purchases	(36,672)	(13,932)
Net decrease in restricted stock	198	576
Net decrease (increase) in loans and leases	6,055	(10,769)
Net purchases of property and equipment, less proceeds from disposals	(1,543)	(496)
Proceeds from sale of OREO and other repossessed property	2,647	466

Net Cash Used By Investing Activities	(49,411)	(3,108)

Cash Flows From Financing Activities:
Net increase in deposits	32,879	4,799
Repayment of FHLBP advances	—	(5,000)
Net (decrease) increase in short term repurchase agreements	(6,756)	421
Decrease in other borrowings	(27)	(23)
Dividends paid	(993)	(824)
Proceeds from the issuance of preferred stock (SBLF)	—	12,955
Repurchase of preferred stock and warrant (CPP)	—	(12,208)
Sale of treasury stock, net	332	263

Net Cash Provided by Financing Activities	25,435	383

Net Change in Cash and Cash Equivalents	(15,728)	6,517
Cash and Cash Equivalents at Beginning of Period	32,877	26,360

Cash and Cash Equivalents at End of Period	$17,149	$32,877

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$3,778	$4,727
Income taxes	1,735	1,959
Supplemental Disclosure of Non-cash Flow Information:
Transfers from loans and leases to real estate owned and other repossessed property	350	75
Transfers of securities from AFS to HTM at fair value (amortized cost of $20,228)	—	20,112
Business combinations:
Non-cash assets acquired:
Loans and leases	66	—
Property and equipment	686	—

Total non-cash assets acquired	752	—

Liabilities assumed:
Accrued interest payable	(5)	—
Deposits	15,861	—

Total liabilities assumed	15,856	—

Net non-cash liabilities assumed:	15,104	—
Core deposit intangible	130	—
Net cash and cash equivalents acquired	$15,234	$—

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        DNB Financial Corporation (the "Corporation" or "DNB") through its wholly owned subsidiary, DNB First, National Association (the "Bank"), formerly Downingtown National Bank, has been serving individuals and small to medium sized businesses of Chester County, Pennsylvania since 1860. DNB Capital Trust I and II are special purpose Delaware business trusts, which are not consolidated (see additional discussion in Junior Subordinated Debentures — Note 9). The Bank is a locally managed commercial bank providing personal and commercial loans and deposit products, in addition to investment and trust services from thirteen community offices. The Bank encounters vigorous competition for market share from commercial banks, thrift institutions, credit unions and other financial intermediaries.

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

        Other Than Temporary Impairment Analysis Securities are evaluated on a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether declines in their value are other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline, and whether or not management intends to sell or expects that it is more likely than not that it will be required to sell the security prior to an anticipated recovery of the fair value. Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total impairment related to credit losses should be included in earnings. The amount of the total impairment related to all other factors should be included in other comprehensive income. DNB recorded no impairment charges in 2012 or 2011.

        Restricted Stock includes investments in Federal Home Loan Bank of Pittsburgh (FHLBP), Federal Reserve Bank (FRB) and Atlantic Central Bankers Bank (ACBB) stock which are carried at cost and are redeemable at par with certain restrictions. Investments in these stocks are necessary to participate in FHLB, FRB and ACBB programs. Restricted stock represents required investments in the common stock of a correspondent bank and is carried at cost. As of December 31, 2012 and December 31, 2011, restricted stock consists solely of the common stock of the Federal Home Loan Bank of Pittsburgh ("FHLBP"). Management's evaluation and determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of an investment's cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time this situation has persisted, (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payment in relation to the operating performance of the FHLBP, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. The FHLBP repurchased $288,000 and $577,000 of excess capital stock during 2012 and 2011, respectively. At December 31, 2012, DNB owned $2.2 million of stock of the Federal Home Loan Bank of Pittsburgh ("FHLBP") and had outstanding borrowings of $20.0 million from the FHLBP. The FHLBP stock entitles DNB to dividends from the FHLBP. DNB recognized dividend income of $4,000 in 2012. At December 31, 2012, DNB's excess borrowing capacity from the FHLBP was $178.2 million.

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

1.
Lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices

2.
National, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans

3.
Nature and volume of the portfolio and terms of loans

4.
Experience, ability, and depth of lending management and staff

5.
Volume and severity of past due, classified and nonaccrual loans as well as other loan modifications

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

        In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review DNB's allowance for credit losses and may require DNB to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management's comprehensive analysis of the loan portfolio, management believes the current level of the allowance for credit losses is appropriate.

        Other Real Estate Owned & Other Repossessed Property    Other real estate owned ("OREO") and other repossessed property consists of properties acquired as a result of, or in-lieu-of, foreclosure as well as other repossessed property. Properties classified as OREO are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the properties are capitalized and costs relating to holding the properties are charged to expense.

        Office Properties and Equipment    Office properties and equipment are recorded at cost. Depreciation is computed using the straight-line method over the expected useful lives of the assets. The costs of maintenance and repairs are expensed as they are incurred; renewals and betterments are capitalized. All long-lived assets are reviewed for impairment, based on the fair value of the asset. In addition, long-lived assets to be disposed of are generally reported at the lower of carrying amount or fair value, less cost to sell. Gains or losses on disposition of properties and equipment are reflected in operations.

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

        DNB recognizes interest and penalties on income taxes as a component of income tax expense. DNB is no longer subject to examinations by taxing authorities for the years before January 1, 2009.

        Pension Plan    The Bank maintains a noncontributory defined benefit pension plan covering substantially all employees over the age of 21 with one year of service. Plan benefits are based on years of service and the employee's monthly average compensation for the highest five consecutive years of their last ten years of service (see Note 13 — Benefit Plans).

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

        The Series 2011A Preferred Stock is entitled to receive non-cumulative dividends payable quarterly. The dividend rate, which is calculated on the aggregate Liquidation Amount, was initially set at 3.874% per annum based upon the current level of "Qualified Small Business Lending", or "QSBL" (as defined in the Securities Purchase Agreement) by DNB's wholly owned subsidiary, DNB First, National Association (the "Bank"). The dividend rate for future dividend periods will be set based upon the "Percentage Change in Qualified Lending" (as defined in the Securities Purchase Agreement) between each dividend period and the "Baseline" QSBL level. Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods depending on the volume of QSBL the Bank originates in future periods, and will be fixed at a rate between 1% per annum to 7% per annum and remain unchanged up to four and one-half years following the funding date (the eleventh through the first half of the nineteenth dividend periods). If the Series 2011A Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%. Prior to that time, in general, the dividend rate decreases as the level of the Bank's QSBL increases. At December 31, 2012 the dividend rate was 1.00%. Such dividends are not cumulative, but DNB may only declare and pay dividends on its common stock (or any other equity securities junior to the Series 2011A Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series 2011A Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem common stock and other securities. In addition, if (i) DNB has not timely declared and paid dividends on the Series 2011A Preferred Stock for six dividend periods or more, whether or not consecutive, and (ii) shares of Series 2011A Preferred Stock with an aggregate liquidation preference of at least $13,000,000 are still outstanding, the Treasury (or any successor holder of Series 2011A Preferred Stock) may designate two additional directors to be elected to DNB's Board of Directors. Preferred dividends paid (declared and accrued) is deducted from net income for computing income available to common stockholders and earnings per share computations.

        Earnings Per Common Share (EPS)    Basic EPS is computed based on the weighted average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that could occur from unvested stock awards and the exercise of stock options and warrants computed using the treasury stock method. Stock options and awards for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the EPS calculation. Treasury shares are not deemed outstanding for earnings per share calculations.

        Comprehensive Income    Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains on securities available for sale, accretion of discount on securities transferred from available-for-sale to held-to-maturity, and changes in the funded status of the pension plan which are also recognized as separate components of stockholders' equity.

Accumulated Other Comprehensive Income (Dollars in thousands)	Before-Tax Amount	Tax Effect	Net-of-Tax Amount

December 31, 2012
Net unrealized gain on AFS securities	$1,253	$(426)	$827
Discount on AFS to HTM reclassification	(54)	18	(36)
Unrealized actuarial losses-pension	(2,233)	759	(1,474)

Total of all items above	$(1,034)	$351	$(683)

December 31, 2011
Net unrealized loss on AFS securities	$(13)	$4	$(9)
Discount on AFS to HTM reclassification	(92)	31	(61)
Unrealized actuarial losses-pension	(2,131)	725	(1,406)

Total of all items above	$(2,236)	$760	$(1,476)

        Treasury Stock    Common stock shares repurchased are recorded as treasury stock at cost.

        Trust Assets    Assets held by DNB First Wealth Management in fiduciary or agency capacities are not included in the consolidated financial statements since such items are not assets of DNB. Operating income and expenses of DNB First Wealth Management are included in the consolidated statements of income and are recorded on an accrual basis.

        Subsequent Events    Management has evaluated events and transactions occurring subsequent to December 31, 2012 for items that should potentially be recognized or disclosed in these Consolidated Financial Statements. The evaluation was conducted through the date these financial statements were issued.

(2)    INVESTMENT SECURITIES

        The amortized cost and estimated fair values of investment securities, as of the dates indicated, are summarized as follows:

	December 31, 2012
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Held To Maturity
US Government agency obligations	$7,266	$563	$—	$7,829
Government Sponsored Entities (GSE) mortgage-backed securities	9,135	435	—	9,570
Corporate bonds	6,500	371	(11)	6,860
Collateralized mortgage obligations GSE	7,204	185	—	7,389
State and municipal tax-exempt	35,919	759	(19)	36,659

Total	$66,024	$2,313	$(30)	$68,307

Available For Sale
US Government agency obligations	$35,424	$133	$(18)	$35,539
GSE mortgage-backed securities	21,885	507	—	22,392
Collateralized mortgage obligations GSE	21,526	151	(27)	21,650
Corporate bonds	41,005	772	(330)	41,447
State and municipal tax-exempt	3,195	1	(11)	3,185
Asset-backed securities	9,723	90	—	9,813
Certificates of deposit	1,250	3	(5)	1,248
Equity securities	27	—	(13)	14

Total	$134,035	$1,657	$(404)	$135,288

	December 31, 2011
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Held To Maturity
Government Sponsored Entities (GSE) mortgage-backed securities	$14,363	$493	$—	$14,856
Corporate bonds	1,548	18	—	1,566
Collateralized mortgage obligations GSE	8,139	163	—	8,302
State and municipal tax-exempt	12,377	580	—	12,957

Total	$36,427	$1,254	$—	$37,681

Available For Sale
US Government agency obligations	$43,698	$194	$(1)	$43,891
GSE mortgage-backed securities	24,792	533	(12)	25,313
Collateralized mortgage obligations GSE	6,148	24	(20)	6,152
Corporate bonds	27,141	84	(878)	26,347
Asset-backed securities	5,737	78	—	5,815
Equity securities	27	—	(15)	12

Total	$107,543	$913	$(926)	$107,530

        Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The table below details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at December 31, 2012 and 2011.

	December 31, 2012
(Dollars in thousands)	Total Fair Value	Total Unrealized Loss	Fair Value Impaired Less Than 12 Months	Unrealized Loss Less Than 12 Months	Fair Value Impaired More Than 12 Months	Unrealized Loss More Than 12 Months

Held To Maturity
Corporate bonds	$2,587	$(11)	$2,587	$(11)	$—	$—
State and municipal tax-exempt	8,690	(19)	8,690	(19)	—	—

Total	$11,277	$(30)	$11,277	$(30)	$—	$—

Available For Sale
US Government agency obligations	$10,238	$(18)	$10,238	$(18)	$—	$—
Collateralized mortgage obligations GSE	4,703	(27)	4,703	(27)	—	—
Corporate bonds	15,989	(330)	12,604	(215)	3,385	(115)
State and municipal tax-exempt	1,095	(11)	1,095	(11)	—	—
Certificates of deposit	745	(5)	745	(5)	—	—
Equity securities	14	(13)	—	—	14	(13)

Total	$32,784	$(404)	$29,385	$(276)	$3,399	$(128)

	December 31, 2011
(Dollars in thousands)	Total Fair Value	Total Unrealized Loss	Fair value Impaired Less Than 12 Months	Unrealized Loss Less Than 12 Months	Fair value Impaired More Than 12 Months	Unrealized Loss More Than 12 Months

Available For Sale
US Government agency obligations	$1,522	$(1)	$1,522	$(1)	$—	$—
GSE mortgage-backed securities	4,428	(12)	4,428	(12)	—	—
Collateralized mortgage obligations GSE	4,554	(20)	4,554	(20)	—	—
Corporate bonds	18,023	(878)	14,232	(477)	3,791	(401)
Equity securities	12	(15)	—	—	12	(15)

Total	$28,539	$(926)	$24,736	$(510)	$3,803	$(416)

        As of December 31, 2012, there were 3 certificates of deposit, 14 municipalities, 13 corporate bonds, 5 agency notes, 3 collateralized mortgage obligations and 6 equity securities which were in an unrealized loss position. Thirty-five of these 44 securities did not meet the criteria of having market value loss greater than 10% of book value or having been in a loss position for more than 12 months. DNB does not intend to sell these securities and management of DNB does not expect to be required to sell any of these securities prior to a recovery of its cost basis. Management does not believe any individual unrealized loss as of December 31, 2012 represents an other-than-temporary impairment. There were 3 corporate bonds and 6 equity securities that were impaired for more than 12 months. DNB reviews its investment portfolio on a quarterly basis judging each investment for other-than-temporary impairment (OTTI). The OTTI analysis focuses on duration and amount a security is below book. As of December 31, 2012, the following securities were reviewed:

        Corporates    The unrealized loss on three investments in the Corporate Bond portfolio were caused by interest rate increases and increased spreads in this sector. Some of the bonds have had downgrades since they were purchased. The book value of the three securities is $3.5 million and the unrealized loss is

$115,000. The three corporate bonds have been impaired for more than twelve months and had a loss less than 10% of the book value. The contractual terms of those investments do not permit the issuer to settle these securities at a price less than the amortized cost basis of the investments. Based on this analysis and an evaluation of DNB's ability and intent to hold these investments for a reasonable period of time sufficient for each security to increase to DNB's cost, DNB does not intend to sell these investments and it is not more likely than not that DNB will be required to sell the investments before recovery of their cost, DNB does not consider these investments to be other-than-temporarily impaired at December 31, 2012.

        Equity securities    DNB's investment in six marketable equity securities consist primarily of investments in common stock of community banks in Pennsylvania. The unrealized losses on the six investments in the Equity securities portfolio were all impaired for more than twelve months. The severity and duration of the impairment are driven by higher collateral losses, wider credit spreads, and changes in interest rates within the financial services sector. DNB evaluated the prospects of all issuers in relation to the severity and duration of the impairment. Based on this analysis and an evaluation of DNB's ability and intent to hold these investments for a reasonable period of time sufficient for each security to increase to DNB's cost, DNB does not intend to sell these investments and it is not more likely than not that DNB will be required to sell the investments before recovery of their cost, DNB does not consider these investments to be other-than-temporarily impaired at December 31, 2012.

        The amortized cost and estimated fair value of investment securities as of December 31, 2012, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid without penalties.

	Held to Maturity		Available for Sale
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$—	$—	$9,860	$9,911
Due after one year through five years	2	2	39,573	40,231
Due after five years through ten years	23,131	24,159	30,850	30,729
Due after ten years	42,891	44,146	53,725	54,403
No stated maturity	—	—	27	14

Total investment securities	$66,024	$68,307	$134,035	$135,288

        DNB sold $19.7 million and $27.8 million securities from the AFS portfolio during 2012 and 2011, respectively. Gains and losses resulting from investment sales, redemptions or calls were as follows:

	Year Ended December 31
(Dollars in thousands)	2012	2011

Gross realized gains-AFS	$424	$294
Gross realized losses-AFS	(6)	(256)

Net realized gain	$418	$38

        At December 31, 2012 and 2011, investment securities with a carrying value of approximately $90 million and $96 million, respectively, were pledged to secure public funds, repurchase agreements, FHLBP advances and for other purposes as required by law. See Note 7 regarding the use of certain securities as collateral.

(3)    LOANS AND LEASES

	December 31
(Dollars in thousands)	2012	2011

Residential mortgage	$25,835	$26,461
Commercial mortgage	234,202	232,297
Commercial	94,135	101,120
Lease financing	67	191
Consumer	42,259	43,615

Total loans and leases	$396,498	$403,684
Less allowance for credit losses	(6,838)	(6,164)

Net loans and leases	$389,660	$397,520

(4)    ALLOWANCE FOR CREDIT LOSSES

        The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of December 31, 2012 and December 31, 2011:

Age Analysis of Past Due Loans Receivables

	December 31, 2012
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Loans Receivable > 90 Days and Accruing

Residential mortgage	$692	$319	$2,256	$3,267	$22,568	$25,835	$60
Commercial mortgage	68	—	3,514	3,582	230,620	234,202	710
Commercial:
Commercial term	—	—	—	—	81,888	81,888	—
Commercial construction	—	—	2,031	2,031	10,216	12,247	—
Lease financing	—	—	28	28	39	67	—
Consumer:
Home equity	162	—	152	314	35,008	35,322	92
Other	95	—	54	149	6,788	6,937	7

Total	$1,017	$319	$8,035	$9,371	$387,127	$396,498	$869

	December 31, 2011
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Loans Receivable > 90 Days and Accruing

Residential mortgage	$692	$—	$1,873	$2,565	$23,896	$26,461	$—
Commercial mortgage	257	—	2,324	2,581	229,716	232,297	210
Commercial:
Commercial term	—	54	200	254	76,048	76,302	—
Commercial construction	—	—	312	312	24,506	24,818	—
Lease financing	—	—	61	61	130	191	—
Consumer:
Home equity	175	—	60	235	35,807	36,042	—
Other	15	—	21	36	7,537	7,573	—

Total	$1,139	$54	$4,851	$6,044	$397,640	$403,684	$210

        The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, (iii) troubled debt restructurings other than those included in items (i) and (ii), and (iv) OREO as a result of foreclosure or voluntary transfer to DNB as well as other repossessed property.

Non-Performing Assets

	December 31
(Dollars in thousands)	2012	2011

Non-accrual loans:
Residential mortgage	$2,196	$1,873
Commercial mortgage	2,804	2,114
Commercial	4,326	3,233
Lease financing	28	61
Consumer	211	151

Total non-accrual loans	9,565	7,432
Loans 90 days past due and still accruing	869	210

Total non-performing loans	10,434	7,642
Other real estate owned & other repossessed property	1,237	3,974

Total non-performing assets	$11,671	$11,616

        The following tables summarize information in regards to impaired loans by loan portfolio class as of December 31, 2012 and December 31, 2011 and for the years then ended.

Impaired Loans

	December 31, 2012
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Residential mortgage	$2,386	$2,883	$—	$2,243	$—
Commercial mortgage	2,807	2,814	—	699	1
Commercial:
Commercial term	—	3	—	111	12
Commercial construction	—	—	—	1,855	130
Lease financing	28	36	—	49	1
Consumer	211	219	—	167	4
With allowance recorded:
Residential mortgage	—	—	—	—	—
Commercial mortgage	2,565	2,569	151	985	158
Commercial:
Commercial term	—	—	—	—	—
Commercial construction	4,326	4,864	864	2,628	66
Lease financing	—	—	—	—	—
Consumer	—	—	—	—	—
Total:
Residential mortgage	2,386	2,883	—	2,243	—
Commercial mortgage	5,372	5,383	151	1,684	159
Commercial:
Commercial term	—	3	—	111	12
Commercial construction	4,326	4,864	864	4,483	196
Lease financing	28	36	—	49	1
Consumer	211	219	—	167	4

Total	$12,323	$13,388	$1,015	$8,737	$372

	December 31, 2011
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Residential mortgage	$2,014	$2,413	$—	$1,095	$—
Commercial mortgage	—	—	—	821	58
Commercial:
Commercial term	202	566	—	206	1
Commercial construction	312	634	—	339	—
Lease financing	61	74	—	123	—
Consumer	151	152	—	79	—
With allowance recorded:
Residential mortgage	—	—	—	959	—
Commercial mortgage	2,114	2,116	826	444	—
Commercial:
Commercial term	—	—	—	450	—
Commercial construction	2,720	2,833	359	2,813	—
Lease financing	—	—	—	27	—
Consumer	—	—	—	—	—
Total:
Residential mortgage	2,014	2,413	—	2,054	—
Commercial mortgage	2,114	2,116	826	1,265	58
Commercial:
Commercial term	202	566	—	656	1
Commercial construction	3,032	3,467	359	3,152	—
Lease financing	61	74	—	150	—
Consumer	151	152	—	79	—

Total	$7,574	$8,788	$1,185	$7,356	$59

        The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within DNB's internal risk rating system as of December 31, 2012 and December 31, 2011.

Credit Quality Indicators

	December 31, 2012
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Residential mortgage	$23,346	$—	$2,489	$—	$25,835
Commercial mortgage	211,001	10,847	12,354	—	234,202
Commercial:
Commercial term	81,394	73	421	—	81,888
Commercial construction	4,018	—	6,198	2,031	12,247
Lease financing	67	—	—	—	67
Consumer:
Home equity	35,069	—	253	—	35,322
Other	6,933	—	4	—	6,937

Total	$361,828	$10,920	$21,719	$2,031	$396,498

	December 31, 2011
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Residential mortgage	$24,589	$—	$1,872	$—	$26,461
Commercial mortgage	214,086	11,346	4,834	2,031	232,297
Commercial:
Commercial term	74,961	690	586	65	76,302
Commercial construction	17,624	—	7,194	—	24,818
Lease financing	191	—	—	—	191
Consumer:
Home equity	35,976	—	66	—	36,042
Other	7,573	—	—	—	7,573

Total	$375,000	$12,036	$14,552	$2,096	$403,684

        The following tables set forth the activity and composition of DNB's allowance for credit losses at the dates indicated.

Allowance for Credit Losses and Recorded Investment in Financing Receivables

	Year Ended December 31, 2012
(Dollars in thousands)	Commercial	Lease Financing	Residential Mortgage	Consumer	Unallocated	Total

Allowance for credit losses:
Beginning balance — January 1, 2012	$4,945	$10	$383	$260	$566	$6,164
Charge-offs	(886)	(1)	(99)	(31)	—	(1,017)
Recoveries	115	72	21	28	—	236
Provisions	962	(78)	1	7	563	1,455

Ending balance — December 31, 2012	$5,136	$3	$306	$264	$1,129	$6,838

Ending balance: individually evaluated for impairment	$1,015	$—	$—	$—	$—	$1,015

Ending balance: collectively evaluated for impairment	$4,121	$3	$306	$264	$1,129	$5,823

Loans receivables:
Ending balance	$328,337	$67	$25,835	$42,259		$396,498

Ending balance: individually evaluated for impairment	$9,698	$28	$2,386	$211		$12,323

Ending balance: collectively evaluated for impairment	$318,639	$39	$23,449	$42,048		$384,175

Reserve for unfunded loan commitments	$115	$—	$—	$10		$125

	Year Ended December 31, 2011
(Dollars in thousands)	Commercial	Lease Financing	Residential Mortgage	Consumer	Unallocated	Total

Allowance for credit losses:
Beginning balance — January 1, 2011	$4,387	$86	$454	$482	$475	$5,884
Charge-offs	(768)	(200)	(280)	(64)	—	(1,312)
Recoveries	9	3	79	21	—	112
Provisions	1,317	121	130	(179)	91	1,480

Ending balance — December 31, 2011	$4,945	$10	$383	$260	$566	$6,164

Ending balance: individually evaluated for impairment	$1,185	$—	$—	$—	$—	$1,185

Ending balance: collectively evaluated for impairment	$3,760	$10	$383	$260	$566	$4,979

Loans receivables:
Ending balance	$333,417	$191	$26,461	$43,615		$403,684

Ending balance: individually evaluated for impairment	$5,348	$61	$2,014	$151		$7,574

Ending balance: collectively evaluated for impairment	$328,069	$130	$24,447	$43,464		$396,110

Reserve for unfunded loan commitments	$90	$—	$—	$9		$99

(5)    OFFICE PROPERTY AND EQUIPMENT

	Estimated Useful Lives	December 31
(Dollars in thousands)		2012	2011

Land		$840	$611
Buildings	5-31.5 years	11,652	10,882
Furniture, fixtures and equipment	2-20 years	13,532	13,513

Total cost		26,024	25,006
Less accumulated depreciation		(17,568)	(17,160)

Office property and equipment, net		$8,456	$7,846

        Amounts charged to operating expense for depreciation for the years ended December 31, 2012 and 2011 amounted to $934,000 and $913,000, respectively.

(6)    DEPOSITS

        Included in interest bearing time deposits are certificates of deposit issued in amounts of $100,000 or more in the amount of $54.6 million and $50.6 million at December 31, 2012 and 2011, respectively. These certificates and their remaining maturities at December 31, 2012 were as follows:

(Dollars in thousands)	December 31 2012

Three months or less	$2,709
Over three through six months	10,128
Over six through twelve months	22,218
Over one year through two years	15,890
Over two years	3,613

Total	$54,558

        Certificates of deposit scheduled to mature have the following remaining maturities:

(Dollars in thousands)	December 31 2012

One year or less	$61,147
Over one year through two years	22,397
Over two years through three years	10,734
Over three years through four years	2,779
Over four years through five years	5,259
Over five years	—

Total	$102,316

(7)    FHLBP ADVANCES AND SHORT-TERM BORROWED FUNDS

        DNB's short-term borrowed funds consist of borrowings at the Federal Home Loan Bank of Pittsburgh (FHLBP), repurchase agreements and Federal funds purchased. Repurchase agreements and Federal funds purchased generally represent one-day borrowings. Borrowings at the FHLBP consist of overnight and 90 day borrowings. DNB had $17.0 million of repurchase agreements at December 31, 2012 with an average rate of 0.30% and $23.8 million of repurchase agreements at December 31, 2011 with an average rate of 0.40%.

        In addition to short-term borrowings, DNB maintains borrowing arrangements with a correspondent bank and the FHLBP, as well as access to the discount window at the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $195.2 million. DNB has a maximum borrowing capacity at the FHLBP of approximately $178.2 million. At December 31, 2012, DNB had $20.0 million of outstanding long-term advances, which mature at various dates through the year-ended December 31, 2015, as shown in the table below. These advances are collateralized by loans and investment securities, and a lien on the Bank's FHLBP stock. At December 31, 2011, DNB had $20.0 million of outstanding long-term advances with an average rate of 4.17%. All of the advances are convertible term advances and are callable, at the FHLBP's option, at various dates. If an advance is called by the FHLBP, DNB has the option of repaying the borrowing, or continuing to borrow at three month Libor plus 10-14 basis points, depending on the advance. In addition to the $20.0 million of borrowings from the FHLBP at December 31, 2012, the FHLBP had issued letters of credit, on DNB's behalf, totaling $20.0 million against DNB's available credit lines. These letters of credit were used to secure public deposits as required by law.

	December 31, 2012
(Dollars in thousands)	Weighted Average Rate	Amount

Due by December 31, 2013	2.49%	$10,000
Due by December 31, 2015	5.86	10,000

Total	4.17%	$20,000

(8)    CAPITAL LEASE AND OPERATING LEASE OBLIGATIONS

        Included in other borrowings is a long-term capital lease agreement, which relates to DNB's West Goshen branch. As of December 31, 2012 the lease has a carrying amount of $309,000 net of accumulated depreciation of $441,000, and is included in the balance of office properties and equipment in the accompanying statements of financial condition. The following is a schedule of the future minimum capital lease payments, together with the present value of the net minimum lease payments, as of December 31, 2012:

(Dollars in thousands)	Year ended December 31

2013	$106
2014	106
2015	106
2016	107
2017	107
Thereafter	496

Total minimum lease payments	1,028
Less amount representing interest	(457)

Present value of net minimum lease payments	$571

        The following is a schedule of the future minimum operating lease payments as of December 31, 2012.

(Dollars in thousands)	Year ended December 31

2013	$620
2014	537
2015	436
2016	332
2017	317
Thereafter	984

Total minimum lease payments	$3,226

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

        The following table summarizes the assets at December 31, 2012 and December 31, 2011 that are recognized on DNB's balance sheet using fair value measurement determined based on the differing levels of input.

	December 31, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value

Assets Measured at Fair Value on a Recurring Basis
US Government agency obligations	$—	$35,539	$—	$35,539
GSE mortgage-backed securities	—	22,392	—	22,392
Collateralized mortgage obligations GSE	—	21,650	—	21,650
Corporate bonds	—	41,447	—	41,447
State and municipal tax-exempt	—	3,185	—	3,185
Asset-backed securities	—	9,813	—	9,813
Certificates of deposit	—	1,248	—	1,248
Equity securities	14	—	—	14

Total assets measured at fair value on a recurring basis	$14	$135,274	$—	$135,288

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$—	$—	$6,823	$6,823
OREO & other repossessed property	—	—	213	213

Total assets measured at fair value on a nonrecurring basis	$—	$—	$7,036	$7,036

	December 31, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value

Assets Measured at Fair Value on a Recurring Basis
US Government agency obligations	$—	$43,891	$—	$43,891
GSE mortgage-backed securities	—	25,313	—	25,313
Collateralized mortgage obligations GSE	—	6,152	—	6,152
Corporate bonds	—	26,347	—	26,347
Asset-backed securities	—	5,815	—	5,815
Equity securities	12	—	—	12

Total assets measured at fair value on a recurring basis	$12	$107,518	$—	$107,530

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$—	$—	$3,649	$3,649
OREO & other repossessed property	—	—	100	100

Total assets measured at fair value on a nonrecurring basis	$—	$—	$3,749	$3,749

        The following table presents additional information about assets measured at fair value on a nonrecurring basis and for which DNB has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurement

(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

December 31, 2012
Impaired loans— Commercial construction	$3,487	Income approach	Appraisal adj.	0% to -40%	(-19)%

			Disposal costs	-2% to -10%	(-7)%

Impaired loans— Commercial mortgage	$2,538	Appraisal of collateral(1)	Disposal costs(2)	-5% to -7%	(-5)%

(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)*

December 31, 2011
Impaired loans— Commercial construction	$3,611	Income approach	Appraisal adj.	0% to -40%	(-19)%

			Disposal costs	-2% to -10%	(-7)%

Impaired loans— Commercial mortgage	$38	Appraisal of collateral(1)	Disposal costs(2)		(-7)%

*
As of December 31, 2011 there is only 1 impaired commercial mortgage loan.

(1)
Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.

(2)
Appraisals may be adjusted by management for qualitative factors and disposal costs. The range and weighted average of disposal costs are presented as a percent of the appraisal.

        Impaired loans.    Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $12.3 million at December 31, 2012. Of this, $6.9 million had a valuation allowance of $1.0 million and $5.4 million had no valuation allowance as of December 31, 2012. Impaired loans had a carrying amount of $7.6 million at December 31, 2011. Of this, $4.8 million had a valuation allowance of $1.2 million and $2.8 million had no valuation allowance as of December 31, 2011.

        Other Real Estate Owned & other repossessed property.    Other real estate owned ("OREO") consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets are classified as OREO and other repossessed property are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. DNB had $1.2 million of such assets at December 31, 2012, which consisted of $1.1 million in OREO and $126,000 in other repossessed property. DNB had $4.0 million of such assets at December 31, 2011, which consisted of $3.8 million in OREO and $212,000 in other repossessed property. Subsequent to the repossession of these assets, DNB wrote down the carrying values by $440,000 in other repossessed assets during the year ending December 31, 2012 and $23,000 during the year ending December 31, 2011.

        Below is management's estimate of the fair value of all financial instruments, whether carried at cost or fair value on DNB's consolidated balance sheet. The carrying amounts and estimated fair values of financial instruments at December 31, 2012 and December 31, 2011 are as follows:

	December 31, 2012
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3

Financial assets
Cash and cash equivalents	$17,149	$17,149	$17,149	$—	$—
AFS investment securities	135,288	135,288	14	135,274	—
HTM investment securities	66,024	68,307	—	68,307	—
Restricted stock	3,426	3,426	—	3,426	—
Loans and leases, net of allowance	389,660	391,533	—	—	391,533
Accrued interest receivable	2,470	2,470	—	2,470	—
Financial liabilities
Deposits:
Non-interest-bearing deposits	85,055	85,055	—	85,055	—
Interest-bearing deposits:	343,053	343,053	—	343,053
Time	102,316	103,045	—	103,045	—
Repurchase agreements	17,014	17,014	—	17,014	—
FHLBP advances	20,000	21,592	—	21,592	—
Junior subordinated debentures and other	9,279	9,256	—	—	9,256
borrowings
Accrued interest payable	421	421	—	421	—
Off-balance sheet instruments	—	—	—	—	—

	December 31, 2011
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3

Financial assets
Cash and cash equivalents	$32,877	$32,877	$32,877	$—	$—
AFS investment securities	107,530	107,530	12	107,518	—
HTM investment securities	36,427	37,681	—	37,681	—
Restricted stock	3,625	3,625	—	3,626	—
Loans and leases, net of allowance	397,520	395,320	—	—	395,320
Accrued interest receivable	2,536	2,470	—	2,470	—
Financial liabilities
Deposits:
Non-interest-bearing deposits	68,371	68,371	—	68,371	—
Interest-bearing deposits:	323,939	323,939	—	323,939	—
Time	105,235	105,682	—	105,682	—
Repurchase agreements	23,770	23,770	—	23,770	—
FHLBP advances	20,000	22,085	—	22,085	—
Junior subordinated debentures and other	9,279	8,481	—	—	8,481
borrowings
Accrued interest payable	444	444	—	444	—
Off-balance sheet instruments	—	—	—	—	—

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

        Off-balance-sheet Instruments (Disclosed at Cost)    Off-balance- sheet instruments are primarily comprised of loan commitments, which are generally priced at market at the time of funding. Fees on commitments to extend credit and stand-by letters of credit are deemed to be immaterial and these instruments are expected to be settled at face value or expire unused. It is impractical to assign any fair value to these instruments. At December 31, 2012, un-funded loan commitments totaled $67.8 million. Stand-by letters of credit totaled $2.1 million at December 31, 2012. At December 31, 2011, un-funded loan commitments totaled $57.7 million. Stand-by letters of credit totaled $4.0 million at December 31, 2011.

(11)    FEDERAL INCOME TAXES

        Income tax expense (benefit) was comprised of the following:

	Year Ended December 31
(Dollars in thousands)	2012	2011

Current tax expense:
Federal	$2,450	$2,240
State	11	—
Deferred income tax expense (benefit):
Federal	(355)	(174)
State	—	—

Income tax expense	$2,106	$2,066

        The effective income tax rates of 28.7% for 2012 and 29.6% for 2011 were different than the applicable statutory Federal income tax rate of 34%. The reason for these differences follows:

	Year Ended December 31
(Dollars in thousands)	2012	2011

Federal income taxes at statutory rate	$2,497	$2,369
Decrease resulting from:
Tax-exempt interest and dividend preference	(324)	(222)
Bank owned life insurance	(82)	(84)
Other, net increase	15	3

Income tax expense	$2,106	$2,066

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31
(Dollars in thousands)	2012	2011

Deferred tax assets:
Allowance for credit losses	$2,325	$2,096
Unrealized losses on securities	—	4
Unrealized losses on reclassified securities	18	31
Unrealized loss on pension obligation	759	725
Capital loss disallowance	1	1
Unvested stock awards	45	19
Deferred compensation (SERP)	403	380
Nonqualified stock options	38	15
Non-accrued interest	422	347
Joint venture difference	31	64
Deferred compensation (BOLI)	250	248
Provision for unfunded loans	42	34
OREO write-downs	75	69
Accrued expenses	87	48

Total gross deferred tax assets	4,496	4,081
Deferred tax liabilities:
Unrealized gains on securities available for sale	(426)	—
Depreciation	(80)	(91)
Pension expense	(100)	(134)
Bank shares tax credit	(145)	(102)
Prepaid expenses	(155)	(139)
Prepaid expenses	(28)	—

Total gross deferred tax liabilities	(934)	(466)

Valuation allowance	(1)	(1)

Net deferred tax asset	$3,561	$3,614

        As of December 31, 2012, DNB had no material unrecognized tax benefits or accrued interest and penalties. It is DNB's policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense. Federal and state tax years 2009 through 2012 were open for examination as of December 31, 2012.

        DNB had net operating loss carryovers with the Commonwealth of Pennsylvania of $6.0 million and $5.7 million at December 31, 2012 and 2011, respectively for which a full valuation allowance has been established. These carryovers will begin to expire in 2021.

(12)    EARNINGS PER COMMON SHARE

        Basic earnings per share ("EPS") is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the treasury stock method and reflects the potential dilution that could occur from the exercise of stock options, and warrants and the amortized portion of unvested stock awards. Stock options and unvested stock awards for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. Treasury shares are not deemed outstanding for calculations. There were 128,568 anti-dilutive stock options outstanding, and no anti-dilutive stock awards at December 31, 2012. There were 148,459 anti-dilutive stock options outstanding, and no anti-dilutive stock awards at December 31, 2011. The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31
(In thousands, except per share data)	2012			2011

	Income	Shares	Amount	Income	Shares	Amount

Basic EPS
Net income available to common stockholders	$4,907	$2,711	$1.81	$4,123	$2,675	$1.54

Effect of potential dilutive common stock equivalents — stock options, restricted shares and warrants	—	29	(0.02)	—	20	(0.01)

Diluted EPS
Income available to common stockholders after assumed conversions	$4,907	$2,740	$1.79	$4,123	$2,695	$1.53

(13)    BENEFIT PLANS

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

        The following table sets forth the Plan's funded status, as of the measurement dates of December 31, 2012 and 2011 and amounts recognized in DNB's consolidated financial statements at December 31, 2012 and 2011:

	December 31
(Dollars in thousands)	2012	2011

Projected benefit obligation	$(7,221)	$(6,777)

Accumulated benefit obligation	(7,221)	(6,777)
Fair value of plan assets	5,283	5,040

Amounts recognized in the statement of financial position consist of:
Liabilities	$(1,938)	$(1,737)

Funded status	$(1,938)	$(1,737)

Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net loss	$2,233	$2,131

Total	$2,233	$2,131

        The amounts and changes in DNB's pension benefit obligation and fair value of plan assets for the years ended December 31, 2012 and 2011 are as follows:

	Year ended December 31
(Dollars in thousands)	2012	2011

Change in benefit obligation
Benefit obligation at beginning of year	$6,777	$6,629
Interest cost	276	346
Actuarial loss	687	514
Benefits paid	(563)	(771)
Service cost	44	59

Benefit obligation at end of year	$7,221	$6,777

Change in plan assets
Fair value of assets at beginning of year	$5,040	$5,696
Actual return on plan assets	772	(48)
Employer contribution	90	163
Benefits paid	(563)	(771)
Estimated expenses	(56)	—

Fair value of assets at end of year	$5,283	$5,040

        The Plan's assets are invested using an asset allocation strategy in units of certain equity, bond, real estate and money market funds. The following table summarizes the weighted average asset allocations as of the dates indicated:

	December 31
	2012	2011

Cash and cash equivalents	15.2%	4.2%

Equity securities	22.0	44.2
Fixed income securities	62.8	51.6

Total	100.0%	100.0%

        Equity securities consist mainly of equity common trust funds and mutual funds. Fixed income securities consist mainly of fixed income common trust funds and individual securities. Pension plan assets are invested with a moderate growth objective, with target asset allocations of approximately 50 - 60% bonds and cash and approximately 40 - 50% in stocks. As of December 31, 2012, the plan held 77.98% of its assets in bonds and cash due to market volatility surrounding fiscal cliff negotiations.

        Net periodic pension costs for the years indicated include the following components:

	Year Ended December 31
(Dollars in thousands)	2012	2011

Service cost	$44	$59
Interest cost	276	346
Expected return on plan assets	(267)	(309)
Recognized net actuarial loss	134	56

Net periodic cost	$187	$152

Assumptions used:
Discount rate	3.60%	4.25%
Rate of increase in compensation level	N/A	N/A
Expected long-term rate of return on assets	5.5	5.5

DNB's estimated future benefit payments are as follows:

(Dollars in thousands)	Period	Benefits

	2013	$334
	2014	383
	2015	566
	2016	300
	2017	303
	2018-2022	2,878

        The fair value of DNB's pension plan assets by asset category are as follows:

	December 31, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value

Mutual fund — equity
US equities	$431	$—	$—	$431
International equities	648	—	—	648
Real estate	84	—	—	84
Mutual funds — fixed income
Domestic fixed income	1,537	—	—	1,537
US corporate bonds, notes and cash
Corporate bonds	—	1,779	—	1,779
Cash	804	—	—	804

Total assets measured at fair value on a recurring basis	$3,504	$1,779	$—	$5,283

	December 31, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets at Fair Value

Mutual fund — equity
US equities	$1,217	$—	$—	$1,217
International equities	812	—	—	812
Real estate	201	—	—	201
Mutual funds — fixed income
Domestic fixed income	577	—	—	577
US corporate bonds, notes and cash
Corporate bonds	—	2,023	—	2,023
Cash	210	—	—	210

Total assets measured at fair value on a recurring basis	$3,017	$2,023	$—	$5,040

        Retirement and Death Benefit Agreement    During 1999, the Bank and Henry F. Thorne, its then current Chief Executive Officer (the "Executive"), entered into a Death Benefit Agreement providing for supplemental death and retirement benefits for him (the "Supplemental Plan"). In 2003, the Supplemental Plan was replaced by a Retirement and Death Benefit Agreement (the "Replacement Plan").

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

        In July 2008, DNB commenced making monthly payments of $3,658 to the Executive. The remaining liability under the plan was $729,000 and $730,000 as of December 31, 2012 and 2011, respectively. The annual expense for the same respective periods was $51,000 and $41,000.

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

        The remaining liability under the plan was $1.2 million and $1.1 million as of December 31, 2012 and 2011, respectively. The annual expense for the same respective periods was $67,000 and $63,000.

        401(k) Retirement Savings Plan    In 1994, the Bank adopted a retirement savings plan intended to comply with Section 401(k) of the Internal Revenue Code of 1986. Participants are permitted to authorize pre-tax savings contributions to a separate trust established under the 401(k) plan, subject to limitations on deductibility of contributions imposed by the Internal Revenue Code. Effective July 1, 2007 the Bank amended the plan to allow after-tax contributions to be made as well. The contributions are subject to the same limitations. Effective January 1, 2010, management indicated that it would evaluate discretionary matching contributions each quarter based upon DNB's financial performance. DNB made no matching contributions to the 401(k) plan in 2012 and 2011.

        Profit Sharing Plan    The Bank maintains a Profit Sharing Plan for eligible employees. The plan provides that the Bank make contributions equal to 3% of the eligible participant's W-2 wages. DNB's related expense associated with the Profit Sharing Plan was $225,000 and $219,000 in 2012 and 2011, respectively.

        Stock Option Plan    DNB has a Stock Option Plan for employees and directors. Under the plan, options (both qualified and non-qualified) to purchase a maximum of 793,368 (as adjusted for subsequent stock dividends) shares of DNB's common stock could be issued to employees and directors.

        Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years. Vesting of options under the plan is determined by the Plan Committee. There were 327,964 and 156,144 shares available for grant at December 31, 2012 and 2011, respectively. All options with the exception of 44,600 options granted on April 23, 2010 and 44,600 options granted on December 12, 2011 are immediately exercisable. The options granted on April 23, 2010 have a fair value of $100,000 or $2.25 per share, based on a risk free interest rate of 3.273%, a dividend yield of 1.73% and a volatility of 35.564% and are subject to four year cliff vesting. These options which expire on April 23, 2017 if not exercised or cancelled, have an exercise price of $6.93 per share, and the shares are restricted from resale for two years after exercise. These options are exercisable only at and after such time as the market value of the common stock first equals or exceeds $7.97, which is 115% of the $6.93 exercise price. The options granted on December 12, 2011 have a fair value of $141,000 or $3.17 per share, based on a risk free interest rate of 1.445%, a dividend yield of 1.16% and a volatility of 36.513% and are subject to three year cliff vesting. These options which expire on December 12, 2018 if not exercised or cancelled, have an exercise price of $10.31 per share, and the shares are restricted from resale for two years after exercise. These options are exercisable only at and after such time as the market value of the common stock first equals or exceeds $11.34, which is 110% of the $10.31 exercise price. DNB expensed $69,000 and $27,000 during the years ended December 31, 2012 and 2011, respectively, and anticipates additional expense of $31,000 through April 23, 2014 for the options granted on April 23, 2010 and $91,000 through December 12, 2014 for the options granted on December 12, 2011, the dates the options can first be exercised.

        Stock option activity is indicated below:

	Number Outstanding	Weighted Average Exercise Price

Outstanding January 1, 2011	203,575	$16.96
Issued	44,600	10.31
Exercised	—	—
Forfeited	(2,323)	12.95
Expired	(9,414)	11.16

Outstanding December 31, 2011	236,438	$15.98
Issued	—	—
Exercised	—	—
Forfeited	(2,605)	9.69
Expired	(19,215)	16.83

Outstanding December 31, 2012	214,618	$15.98

        The weighted-average price and weighted average remaining contractual life for the outstanding options are listed below for the dates indicated.

December 31, 2012

			Weighted Average
Range of Exercise Prices
	Number Outstanding	Number Exercisable	Exercise Price	Remaining Contractual Life	Intrinsic Value

$ 6.93-10.99	86,050	—	$8.67	5.16 years	$588,000
14.00-19.99	61,715	61,715	17.62	2.72 years	—
20.00-22.99	18,812	18,812	22.78	1.97 years	—
23.00-24.27	48,041	48,041	24.27	2.29 years	—

Total	214,618	128,568	$15.98	3.54 years	$588,000

December 31, 2011

			Weighted Average
Range of Exercise Prices
	Number Outstanding	Number Exercisable	Exercise Price	Remaining Contractual Life	Intrinsic Value

$ 6.93-13.99	88,200	—	$8.64	6.14 years	$180,002
14.00-19.99	81,096	81,096	17.44	2.96 years	—
20.00-22.99	19,101	19,101	22.78	2.98 years	—
23.00-24.27	48,041	48,041	24.27	3.3 years	—

Total	236,438	148,238	$15.98	4.22 years	$180,002

        Other Stock-Based Compensation    DNB maintains an Incentive Equity and Deferred Compensation Plan. The plan provides that up to 243,101 shares of common stock may be granted, at the discretion of the Board, to individuals of DNB. Shares already granted are issuable on the earlier of three years after the date of the grant or a change in control of DNB if the recipients are then employed by DNB ("Vest Date"). Upon issuance of the shares, resale of the shares is restricted for an additional one year, during which the shares may not be sold, pledged or otherwise disposed of. Prior to the Vest Date and in the event the recipient terminates association with DNB for reasons other than death, disability or change in control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant.

        Share awards granted by the plan were recorded at the date of award based on the market value of shares. Awards are being amortized to expense over the three-year cliff-vesting period. DNB records compensation expense equal to the value of the shares being amortized. For the twelve-month periods ended December 31, 2012 and 2011, $74,000 and $61,000 was amortized to expense. At December 31, 2012, approximately $418,000 in additional compensation will be recognized over the weighted average remaining service period of approximately 1.97 years. At December 31, 2012, 158,354 shares were reserved for future grants under the plan. Stock grant activity is indicated below.

	Shares	Weighted Average Stock Price

Non-vested stock awards — January 1, 2011	22,750	$7.91
Granted	15,000	10.31
Forfeited	(4)	9.55
Vested	(8,546)	9.55

Non-vested stock awards — December 31, 2011	29,200	$8.67

Granted	19,070	15.56
Forfeited	—	—
Vested	—	—

Non-vested stock awards — December 31, 2012	48,270	$11.39

(14)    COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE-SHEET RISK

        In the normal course of business, various commitments and contingent liabilities are outstanding, such as guarantees and commitments to extend credit, borrow money or act in a fiduciary capacity, which are not reflected in the consolidated financial statements. Management does not anticipate any significant losses as a result of these commitments.

        DNB had outstanding stand-by letters of credit totaling $2.1 million and unfunded loan and lines of credit commitments totaling $67.8 million at December 31, 2012, of which, $60.2 million were variable rate and $7.4 million were fixed rate.

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

        DNB maintains borrowing arrangements with correspondent banks and the FHLB of Pittsburgh, as well as access to the discount window at the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $195.2 million.

        Approximately $68.6 million of assets were held by DNB First Wealth Management in a fiduciary, custody or agency capacity at December 31, 2012. These assets are not assets of DNB, and are not included in the consolidated financial statements.

        DNB is a party to a number of lawsuits arising in the ordinary course of business. While any litigation causes an element of uncertainty, management is of the opinion that the liability, if any, resulting from the actions, will not have a material effect on the accompanying financial statements.

(15)    PARENT COMPANY FINANCIAL INFORMATION

        Condensed financial information of DNB Financial Corporation (parent company only) follows:

Condensed Statements of Financial Condition	December 31
(Dollars in thousands)	2012	2011

Assets
Cash	$222	$331
Investment securities	14	12
Investment in subsidiary	65,945	60,311
Other assets	118	125

Total assets	$66,299	$60,779

Liabilities and Stockholders' Equity
Liabilities
Junior subordinated debentures	$9,279	$9,279
Other liabilities	315	444

Total liabilities	9,594	9,723

Stockholders' equity	56,705	51,056

Total liabilities and stockholders' equity	$66,299	$60,779

Condensed Statements of Income	Year Ended December 31
(Dollars in thousands)	2012	2011

Income:
Equity in undistributed income of subsidiary	$4,843	$2,448
Dividends from subsidiary	721	2,762

Total income	5,564	5,210

Expense:
Interest expense	325	308

Total expense	325	308

Net income	$5,239	$4,902

Condensed Statement of Comprehensive Income	Year Ended December 31
(Dollars in thousands)	2012	2011

Net income	$5,239	$4,902
Other comprehensive income:
Unrealized holding gains arising during the period
Before tax amount	(1)	(1)
Tax effect	—	—

Net of tax	(1)	(1)

Total other comprehensive income	(1)	(1)

Total comprehensive income	$5,238	$4,901

Condensed Statements of Cash Flows	Year Ended December 31
(Dollars in thousands)	2012	2011

Cash Flows From Operating Activities:
Net income	$5,239	$4,902
Adjustments to reconcile net income to net cash used
in operating activities:
Equity in income of subsidiary	(5,564)	(5,210)
Unvested stock amortization	143	80
Net change in other liabilities	6	—
Net change in other assets	6	6

Net Cash Used in Operating Activities	(170)	(222)

Cash Flows From Investing Activities:
Payments for investments in and advances to subsidiaries	(157)	(13,077)
Sale or repayment of investments in and advances to subsidiaries	877	12,839
Other, net	2	—

Net Cash Provided by (Used in) Investing Activities	722	(238)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	332	263
Issuance of preferred stock and warrants	—	12,955
Repurchase of preferred stock and warrants	—	(12,208)
Dividends paid	(993)	(824)

Net Cash (Used) Provided by Financing Activities	(661)	186

Net Change in Cash and Cash Equivalents	(109)	(274)

Cash and cash equivalents at Beginning of Period	331	605

Cash and cash equivalents at End of Period	$222	$331

(16)    REGULATORY MATTERS

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

        Federal banking agencies impose three minimum capital requirements — Total risk-based, Tier 1 risk-based and Leverage capital. The risk-based capital ratios measure the adequacy of a bank's capital against the riskiness of its assets and off-balance sheet activities. Failure to maintain adequate capital is a basis for "prompt corrective action" or other regulatory enforcement action. In assessing a bank's capital adequacy, regulators also consider other factors such as interest rate risk exposure; liquidity, funding and market risks; quality and level of earnings; concentrations of credit, quality of loans and investments; risks of any nontraditional activities; effectiveness of bank policies; and management's overall ability to monitor and control risks.

        Quantitative measures established by regulation to ensure capital adequacy require DNB to maintain certain minimum amounts and ratios as set forth below. Management believes that DNB and the Bank meet all capital adequacy requirements to which they are subject. The Bank is considered "Well Capitalized" under the regulatory framework for prompt corrective action. To be categorized as Well Capitalized, the Bank must maintain minimum ratios as set forth below. There are no conditions or events since the most recent regulatory notification that management believes would have changed the Bank's category. Actual capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

DNB Financial Corporation
December 31, 2012:
Total risk-based capital	$71,775	15.88%	$36,153	8.00%	N/A	N/A
Tier 1 risk-based capital	66,115	14.63	18,076	4.00	N/A	N/A
Tier 1 (leverage) capital	66,115	10.50	25,189	4.00	N/A	N/A

December 31, 2011:
Total risk-based capital	$66,716	15.57%	$34,275	8.00%	N/A	N/A
Tier 1 risk-based capital	61,354	14.32	17,138	4.00	N/A	N/A
Tier 1 (leverage) capital	61,354	10.14	24,205	4.00	N/A	N/A

DNB First, N.A.
December 31, 2012:
Total risk-based capital	$71,737	15.89%	$36,119	8.00%	$45,149	10.00%
Tier 1 risk-based capital	66,077	14.64	18,060	4.00	27,090	6.00
Tier 1 (leverage) capital	66,077	10.53	25,110	4.00	31,387	5.00

December 31, 2011:
Total risk-based capital	$66,692	15.58%	$34,242	8.00%	$42,803	10.00%
Tier 1 risk-based capital	61,330	14.33	17,121	4.00	25,682	6.00
Tier 1 (leverage) capital	61,330	10.14	24,188	4.00	30,235	5.00

(17)    BRANCH PURCHASE

        On April 2, 2012, the Bank entered into a Purchase and Assumption Agreement with Capital Bank, National Association, to acquire certain assets and assume certain liabilities of one full-service branch office of Capital Bank located in Boothwyn, Pennsylvania (the "Branch Acquisition").

        The Bank consummated the Branch Acquisition on June 11, 2012. The Bank purchased specified assets of the branch, including personal loans totaling $66,000, real estate, furniture and equipment totaling $670,000 and assumed approximately $15.9 million of deposits. The Branch Acquisition includes the payment to Capital Bank of $130,000 or a 0.82% premium on the deposits, which has been recorded as a core deposit intangible.

Report of Independent Registered Public Accounting Firm

Board of Directors and
Stockholders of DNB Financial Corporation

        We have audited the accompanying consolidated statements of financial condition of DNB Financial Corporation and subsidiaries (the "Corporation") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DNB Financial Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Wilmington, Delaware
March 20, 2013

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.        Controls and Procedures

        DNB's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2012, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that DNB's current disclosure controls and procedures are effective as of December 31, 2012.

Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the effectiveness of DNB's internal control over financial reporting at December 31, 2012. To make this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Management believes that, as of December 31, 2012 DNB's internal control over financial reporting was effective. This annual report on Form 10-K does not include an attestation report of DNB's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by DNB's independent registered public accounting firm pursuant to the exemption provided to issuers that are not "large accelerated filers" or "accelerated filers".

        There have been no changes in internal controls over financial reporting that occurred during our fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.        Other Information

        None

Part III

Item 10.        Directors and Executive Officers of the Registrant

        The information required herein with respect to Registrant's directors, officers and corporate governance is incorporated by reference to pages 7-35 of DNB's Proxy Statement for the 2013 Annual Meeting of Stockholders, and the information required herein with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to page 8 of DNB's Proxy Statement for the Annual Meeting of Shareholders. DNB has adopted a Code of Ethics that applies to DNB's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. DNB's current Code of Ethics is incorporated herein by reference as Exhibit 14 to this report.

Item 11.        Executive Compensation

        The information required herein is incorporated by reference to pages 20-26 of DNB's Proxy Statement for the 2013 Annual Meeting of Shareholders.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        (a)   Information Regarding Equity Compensation Plans

        The following table summarizes certain information relating to equity compensation plans maintained by DNB as of December 31, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders:
1995 Stock Option Plan	214,618	$15.98	327,965
2004 Incentive Equity and Deferred Compensation Plan	48,270	11.39	158,354
Equity compensation plans not approved by security holders	—	—	—

Total	262,888	$15.14	486,319

        (b)   The balance of the information required herein is incorporated by reference to pages 23-21 of DNB's Proxy Statement for the 2013 Annual Meeting of Shareholders.

Item 13.        Certain Relationships and Related Transactions and Director Independence

        The information required herein is incorporated by reference to pages 36-37 of DNB's Proxy Statement for the 2013 Annual Meeting of Shareholders.

Item 14.        Principal Accountant Fees and Services

        The information required herein is incorporated by reference to page 37 of DNB's Proxy Statement for the 2013 Annual Meeting of Shareholders.

Part IV

Item 15.        Exhibits, Financial Statement Schedules.

        (a)(1) Financial Statements.

        The consolidated financial statements listed below, together with an opinion of ParenteBeard LLC dated March 20, 2013 for the year ending December 31, 2012 with respect thereto, are set forth beginning at page 46 of this report under Item 8, "Financial Statements and Supplementary Data."

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

        (a)(2)    Not applicable

        (a)(3)    Exhibits, pursuant to Item 601 of Regulation S-K.

        The exhibits listed on the Index to Exhibits on pages 92-96 of this report are incorporated by reference and filed or furnished herewith in response to this Item.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNB FINANCIAL CORPORATION
March 20, 2013
	BY:	/s/ WILLIAM S. LATOFF William S. Latoff, Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WILLIAM J. HIEB William J. Hieb, Director, President and Chief Risk & Credit Officer	March 20, 2013
/s/ GERALD F. SOPP Gerald F. Sopp Chief Financial Officer (Principal Accounting Officer)	March 20, 2013
/s/ THOMAS A. FILLIPPO Thomas A. Fillippo Director	March 20, 2013
/s/ GERARD F. GRIESSER Gerard F. Griesser Director	March 20, 2013
/s/ MILDRED C. JOYNER Mildred C. Joyner Director	March 20, 2013
/s/ JAMES J. KOEGEL James J. Koegel Director	March 20, 2013
/s/ JAMES H. THORNTON James H. Thornton Director	March 20, 2013

Index to Exhibits

Exhibit No. Under Item 601 of Regulation S-K
2(i)	Purchase and Assumption Agreement, by and between DNB First, National Association and Capital Bank, National Association dated as of April 2, 2012 filed as Exhibit 2.1 to Form 8-K (No. 1-34242) on April 4, 2012 and incorporated herein by reference.
3(i)	Amended and Restated Articles of Incorporation, as amended effective December 8, 2008, filed March 31, 2009 as item 3(i) to Form 10-K for the fiscal year-ended December 31, 2008 (No. 1-34242) and incorporated herein by reference.
(ii)	Bylaws of the Registrant as amended December 8, 2008, filed March 31, 2009 as item 3(ii) to Form 10-K for the fiscal year-ended December 31, 2008 (No. 1-34242) and incorporated herein by reference.
(iii)	Certificate of Designations of Fixed Rate Cumulative Preferred Stock, Series 2008A of DNB Financial Corporation, filed as Exhibit 4.3 to Form 8-K (No. 1-34242) on January 26, 2009 and incorporated herein by reference.
4(a)	Registrant has certain debt obligations outstanding, for none of which do the instruments defining holders rights authorize an amount of securities in excess of 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. Registrant agrees to furnish copies of such agreements to the Commission on request.
(b)	Form of Preferred Stock Certificate to the United States Department of the Treasury, filed as Exhibit 4.4 to Form 8-K (No. 1-34242) on January 30, 2009 and incorporated herein by reference.
(c)	Form of Warrant to Purchase Common Stock to the United States Department of the Treasury, filed as Exhibit 4.5 to Form 8-K (No. 1-34242) on January 30, 2009 and incorporated herein by reference.
(d)	Form of Certificate for 13,000 shares of Non-Cumulative Perpetual Preferred Stock, Series 2011A, $10.00 par value per share of DNB Financial Corporation, filed as Exhibit 99.2 to Form 8-K (No. 1-34242) on August 8, 2011 and incorporated herein by reference.
(e)	Certificate of Designation of Non-Cumulative Perpetual Preferred Stock, Series 2011A, $10.00 par value per share, filed as Exhibit 99.3 to Form 8-K (No. 1-34242) on August 8, 2011 and incorporated herein by reference.
10(a)*	Amended and Restated Change of Control Agreements dated December 20, 2006 between DNB Financial Corporation and DNB First, N.A. and the following executive officers, each in the form filed March 26, 2007 as item 10(a) to Form 10-K for the fiscal year-ended December 31, 2006 (No. 1-34242) and incorporated herein by reference: Bruce E. Moroney, C. Tomlinson Kline III, and Richard J. Hartmann.
(b)**	1995 Stock Option Plan of DNB Financial Corporation (as amended and restated, effective as of April 25, 2012), filed on March 22, 2012 as Appendix A to Registrant's Proxy Statement for its Annual Meeting of Stockholders held April 25, 2012, and incorporated herein by reference.

(c)**	DNB Financial Corporation Incentive Equity and Deferred Compensation Plan (As Amended and Restated Effective May 5, 2009), filed March 31, 2009 as Appendix A to Registrant's definitive proxy statement on Schedule 14-A (No. 1-34242) and incorporated herein by reference.
(d)*	Amended and Restated Change of Control Agreement among DNB Financial Corporation, DNB First, N.A. and William S. Latoff, dated December 20, 2006, filed March 26, 2007 as item 10(e) to Form 10-K for the fiscal year-ended December 31, 2006 (No. 1-34242) and incorporated herein by reference.
(e)*	Agreement of Lease dated February 10, 2005 between Headwaters Associates, a Pennsylvania general partnership, as Lessor, and DNB First, National Association as Lessee for a portion of premises at 2 North Church Street, West Chester, Pennsylvania, filed March 10, 2005 as Item 10(l) to Form 10-K for the fiscal year ended December 31, 2004 (No. 1-34242) and incorporated herein by reference, as amended by Addendum to Agreement of Lease dated as of November 15, 2005, filed March 23, 2006 as Item 10(l) to Form 10-K for the fiscal year ended December 31, 2005 (No. 1-34242) and incorporated herein by reference, and as further amended by Second Addendum to Agreement of Lease dated as of May 25, 2006, filed August 14, 2006 as Item 10(l) to Form 10-Q for the fiscal quarter ended June 30, 2006 (No. 1-34242) and incorporated herein by reference, and as further amended by Third Addendum to Agreement of Lease dated as of June 9, 2010, filed August 13, 2010 as Item 10(f) to Form 10-Q for the fiscal quarter ended June 30, 2010 (No. 1-34242) and incorporated herein by reference.
(f)**	Form of Stock Option Agreement for grants prior to 2005 under the Registrant's Stock Option Plan, filed May 11, 2005 as Item 10(n) to Form 10-Q for the fiscal quarter ended March 31, 2005 (No. 1-34242) and incorporated herein by reference.
(g)**	Form of Nonqualified Stock Option Agreement for April 18, 2005 and subsequent grants prior to April 23, 2010 under the Stock Option Plan, filed May 11, 2005 as Item 10(o) to Form 10-Q for the fiscal quarter ended March 31, 2005 (No. 1-34242) and incorporated herein by reference.
(h)	Agreement of Sale dated June 1, 2005 between DNB First, National Association (the "Bank"), as seller, and Papermill Brandywine Company, LLC, a Pennsylvania limited liability company, as buyer ("Buyer") with respect to the sale of the Bank's operations center and an adjunct administrative office (the "Property") and accompanying (i) Agreement of Lease between the Buyer as landlord and the Bank as tenant, pursuant to which the Property will be leased back to the Bank, and (ii) Parking Easement Agreement to provide cross easements with respect to the Property, the Buyer's other adjoining property and the Bank's other adjoining property, filed August 15, 2005 as Item 10(p) to Form 10-Q for the fiscal quarter ended June 30, 2005 (No. 1-34242) and incorporated herein by reference.
(i)	Agreement of Lease dated November 18, 2005 between Papermill Brandywine Company, LLC, a Pennsylvania limited liability company ("Papermill"), as Lessor, and DNB First, National Association as Lessee for the banks operations center and adjunct administrative office, filed March 23, 2006 as Item 10(q) to Form 10-K for the fiscal year ended December 31, 2005 (No. 1-34242) and incorporated herein by reference.

(j)*	Amended and Restated Change of Control Agreement among DNB Financial Corporation, DNB First, N.A. and William J. Hieb, filed May 15, 2007 as Item 10(l) to Form 10-Q for the fiscal quarter ended March 31, 2007 (No. 1-34242) and incorporated herein by reference.
(k)**	Form of Nonqualified Stock Option Agreement for grants on and after December 22, 2005 and prior to April 23, 2010 under the Stock Option Plan, filed March 23, 2006 as Item 10(s) to Form 10-K for the fiscal year ended December 31, 2005 (No. 1-34242) and incorporated herein by reference.
(l)*	Deferred Compensation Plan For Directors of DNB Financial Corporation (adopted effective October 1, 2006), filed November 14, 2006 as Item 10(s) to Form 10-Q for the fiscal quarter ended September 30, 2006 (No. 1-34242) and incorporated herein by reference.
(m)*	DNB Financial Corporation Deferred Compensation Plan (adopted effective October 1, 2006), filed November 14, 2006 as Item 10(t) to Form 10-Q for the fiscal quarter ended September 30, 2006 (No. 1-34242) and incorporated herein by reference.
(n)*	Trust Agreement, effective as of October 1, 2006, between DNB Financial Corporation and DNB First, National Association (Deferred Compensation Plan), filed November 14, 2006 as Item 10(u) to Form 10-Q for the fiscal quarter ended September 30, 2006 (No. 1-34242) and incorporated herein by reference.
(o)*	Change of Control Agreements among DNB Financial Corporation, DNB First, N.A. and each of the following executive officers, each in the form filed March 26, 2007 as item 10(q) to Form 10-K for the fiscal year-ended December 31, 2006 (No. 1-34242) and incorporated herein by reference: Albert J. Melfi, Jr. and Gerald F. Sopp.
(p)*	DNB Financial Corporation Supplemental Executive Retirement Plan for William S. Latoff as amended and restated effective April 1, 2007, filed May 15, 2007 as Item 10(r) to Form 10-Q for the fiscal quarter ended March 31, 2007 (No. 1-34242) and incorporated herein by reference, as further amended by Amendment dated December 8, 2008, filed March 31, 2009 as item 3(r) to Form 10-K for the fiscal year-ended December 31, 2008 (No. 1-34242) and incorporated herein by reference.
(r)*	Trust Agreement effective as of December 20, 2006 between DNB Financial Corporation and DNB First, N.A. (William S. Latoff SERP), filed March 26, 2007 as item 10(s) to Form 10-K for the fiscal year-ended December 31, 2006 (No. 1-34242) and incorporated herein by reference, as modified by Agreement to Terminate Trust dated as of April 1, 2007, filed May 15, 2007 as Item 10(s) to Form 10-Q for the fiscal quarter ended March 31, 2007 (No. 1-34242) and incorporated herein by reference.
(r)*	DNB Offer Letter to Albert J. Melfi, Jr., dated November 10, 2006, filed March 26, 2005 as item 10(t) to Form 10-K for the fiscal year-ended December 31, 2006 (No. 1-34242) and incorporated herein by reference.
(s)*	DNB Offer Letter to Gerald F. Sopp, dated December 20, 2006, filed March 26, 2007 as item 10(u) to Form 10-K for the fiscal year-ended December 31, 2006 (No. 1-34242) and incorporated herein by reference.
(t)**	Form of Restricted Stock Award Agreement dated November, 28, 2007, filed March 28, 2008 as item 10(v) to Form 10-K for the fiscal year-ended December 31, 2007 (No. 1-34242) and incorporated herein by reference.

(u)**	Restricted Stock Award Agreement dated April 23, 2010 between DNB Financial Corporation and William S. Latoff, filed August 13, 2010 as Item 10(x) to Form 10-Q for the fiscal quarter ended June 30, 2010 (No. 1-34242) and incorporated herein by reference.
(v)**	Form of Restricted Stock Option Agreement for non-employee directors for awards made on and after April 23, 2010 pursuant to the 1995 Stock Option Plan of DNB Financial Corporation (as amended and restated, effective as of April 27, 2004), filed August 13, 2010 as Item 10(y) to Form 10-Q for the fiscal quarter ended June 30, 2010 (No. 1-34242) and incorporated herein by reference.
(w)**	Form of Restricted Stock Option Agreement for employees for awards made on and after April 23, 2010 pursuant to the 1995 Stock Option Plan of DNB Financial Corporation (as amended and restated, effective as of April 27, 2004), filed August 13, 2010 as Item 10(z) to Form 10-Q for the fiscal quarter ended June 30, 2010 (No. 1-34242) and incorporated herein by reference.
(x)**	Form of Amendment effective April 23, 2010, to the Restricted Stock Award agreements made between James H. Thornton, James J. Koegel, Mildred C. Joyner and Thomas A. Fillippo, non-employee Directors of the registrant, and the registrant on November 28, 2007 and December 17, 2008, filed August 13, 2010 as Item 10(aa) to Form 10-Q for the fiscal quarter ended June 30, 2010 (No. 1-34242) and incorporated herein by reference.
(y)**	Form of Amendment effective April 23, 2010, to the Restricted Stock Award agreements made between Eli Silberman, a non-employee Director of the registrant, and the registrant on November 28, 2007 and December 17, 2008, filed August 13, 2010 as Item 10(bb) to Form 10-Q for the fiscal quarter ended June 30, 2010 (No. 1-34242) and incorporated herein by reference.
(z)**	Form of Amendment effective April 23, 2010, to the Restricted Stock Award agreements made between William S. Latoff, William J. Hieb, Albert J. Melfi, Gerald F. Sopp and Bruce E. Moroney, officers of the registrant, and the registrant on November 28, 2007 and December 17, 2008, filed August 13, 2010 as Item 10(cc) to Form 10-Q for the fiscal quarter ended June 30, 2010 (No. 1-34242) and incorporated herein by reference.
(aa)	Securities Purchase Agreement dated as of August 4, 2011, between the Secretary of the Treasury and DNB Financial Corporation, filed as Exhibit 99.1 to Form 8-K (No. 1-34242) on August 8, 2011 and incorporated herein by reference.
(bb)	Letter Agreement dated August 4, 2011 between the Secretary of the Treasury and DNB Financial Corporation, filed as Exhibit 99.4 to Form 8-K (No. 1-34242) on August 8, 2011 and incorporated herein by reference.
(cc)	Warrant Letter Agreement, dated September 21, 2011, between DNB Financial Corporation and the Secretary of the Treasury, filed as Exhibit 10.1 to Form 8-K (No. 1-34242) on September 22, 2011 and incorporated herein by reference.
(dd)*	Form of Amendment to Change of Control Agreement For Named Executive Officers, filed as Exhibit 99.1 to Form 8-K (No. 1-34242) on October 28, 2011 and incorporated herein by reference.
(ee)**	Restricted Stock Award Agreement dated December 12, 2011 between DNB Financial Corporation and William S. Latoff, filed as Item 99.1 to Form 8-K/A (No. 1-34242) on January 6, 2012 and incorporated herein by reference.

(ff)**	Form of Restricted Stock Award Agreement for Directors, filed as Exhibit 99.1 to Form 8-K (No. 1-34242) on December 21, 2012 and incorporated herein by reference.
(gg)**	Form of Restricted Stock Award Agreement for employees, filed as Exhibit 99.2 to Form 8-K (No. 1-34242) on December 21, 2012 and incorporated herein by reference.
(hh)*	Amended Change of Control Agreement among DNB Financial Corporation, DNB First, N.A. and Gerald F. Sopp, filed as Exhibit 99.3 to Form 8-K (No. 1-34242) on December 21, 2012 and incorporated herein by reference.
11	Registrant's Statement of Computation of Earnings Per Share is set forth in Note 12 to Registrant's consolidated financial statements at of this Form 10-K and is incorporated herein by reference.
14	Code of Ethics as amended and restated effective February 23, 2005, filed March 10, 2005 as Item 10(m) to Form 10-K for the fiscal year ended December 31, 2004 (No. 1-34242) and incorporated herein by reference.
21	List of Subsidiaries, filed herewith
23	Consent of ParenteBeard LLC, filed herewith.
31.1	Rule 13a-14(a)/15d-14 (a) Certification of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a)/15d-14 (a) Certification of Chief Financial Officer, filed herewith.
32.1	Section 1350 Certification of Chief Executive Officer, filed herewith.
32.2	Section 1350 Certification of Chief Financial Officer, filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*
Management contract or compensatory plan arrangement.

**
Stockholder approved compensatory plan pursuant to which DNB's Common Stock may be issued to employees of DNB.

DNB FINANCIAL CORPORATION

CORPORATE HEADQUARTERS
4 Brandywine Avenue
Downingtown, PA 19335
Tel. 610-269-1040 Fax 484-359-3176
www.dnbfirst.com

FINANCIAL INFORMATION
Investors, brokers, security analysts and
others desiring financial information
should contact Gerald F. Sopp at
484-359-3143 or gsopp@dnbfirst.com

INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM
ParenteBeard LLC
1220 North Market Street, Suite 1001
Wilmington, DE 19801

COUNSEL
Stradley, Ronon, Stevens andYoung, LLP
2600 One Commerce Square
Philadelphia, PA 19103

REGISTRAR AND STOCK
TRANSFER AGENT
Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016
800-368-5948
www.rtco.com

MARKET MAKERS
Boenning & Scattergood, Inc.
800-842-8928
FIG Partners
866-344-2657
Janney Montgomery Scott, Inc.
800-526-6397
Raymond James Financial, Inc.
800-800-4693

DIRECTORS

William S. Latoff
Chairman and Chief Executive
Officer

Thomas A. Fillippo, Sr.
Gerard F. Griesser
William J. Hieb
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