Form 10-Q
period 2013-03-31
DNB FINANCIAL CORP /PA/
filed 2013-05-10
CIK 713671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-Q
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended: March 31, 2013
or
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
                        Large accelerated filer    ☐                                       Accelerated filer                  ☐
                        Non-accelerated filer     ☐                                     Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock ($1.00 Par Value) (Class)	2,744,596 (Shares Outstanding as of May 8, 2013)

DNB FINANCIAL CORPORATION AND SUBSIDIARY
INDEX

	PART I - FINANCIAL INFORMATION	PAGE NO

ITEM 1.	FINANCIAL STATEMENTS (Unaudited):

	CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	March 31, 2013 and December 31, 2012	3

	CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended March 31, 2013 and 2012	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended March 31, 2013 and 2012	5

	CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY	6
	Three Months Ended March 31, 2013 and 2012

	CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31, 2013 and 2012	7

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	27

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK,	44

ITEM 4.	CONTROLS AND PROCEDURES	44

	PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	44

ITEM 1A.	RISK FACTORS	44

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	46

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	45

ITEM 4.	MINE SAFETY DISCLOSURES	45

ITEM 5.	OTHER INFORMATION	45

ITEM 6.	EXHIBITS	45

SIGNATURES		47

EXHIBIT INDEX

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
DNB Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition (Unaudited)

	March 31,	December 31,
(Dollars in thousands, except share and per share data)	2013	2012
Assets
Cash and due from banks	$15,575	$17,149
AFS investment securities (amortized cost of $132,529 and $134,035)	133,555	135,288
HTM investment securities (fair value of $68,470 and $68,307)	66,974	66,024
Total investment securities	200,529	201,312
Loans and leases	402,033	396,498
Allowance for credit losses	(7,123)	(6,838)
Net loans and leases	394,910	389,660
Restricted stock	3,426	3,426
Office property and equipment, net	8,275	8,456
Accrued interest receivable	2,726	2,470
OREO & other repossessed property	1,205	1,237
Bank owned life insurance (BOLI)	8,683	8,625
Core deposit intangible	163	181
Net deferred taxes	3,635	3,561
Other assets	2,650	3,491
Total assets	$641,777	$639,568
Liabilities and Stockholders' Equity
Liabilities
Non-interest-bearing deposits	$86,343	$85,055
Interest-bearing deposits:
NOW	167,871	161,844
Money market	123,038	122,953
Savings	61,046	58,256
Time	99,240	102,316
Total deposits	537,538	530,424
Federal Home Loan Bank of Pittsburgh (FHLBP) advances	10,000	20,000
Repurchase agreements	21,815	17,014
Junior subordinated debentures	9,279	9,279
Other borrowings	563	571
Total borrowings	41,657	46,864
Accrued interest payable	357	421
Other liabilities	4,568	5,154
Total liabilities	584,120	582,863
Stockholders' Equity
Preferred stock, $10.00 par value;
1,000,000 shares authorized; $1,000 liquidation preference per share; 13,000 issued and outstanding	12,982	12,978
Common stock, $1.00 par value;
10,000,000 shares authorized; 2,882,503 issued	2,903	2,899
Treasury stock, at cost; 157,139 and 162,803, respectively	(2,894)	(2,999)
Surplus	34,310	34,274
Retained earnings	11,184	10,236
Accumulated other comprehensive loss, net	(828)	(683)
Total stockholders' equity	57,657	56,705
Total liabilities and stockholders' equity	$641,777	$639,568
See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2013	2012
Interest Income:
Interest and fees on loans and leases	$4,824	$5,505
Interest and dividends on investment securities:
Taxable	681	723
Exempt from federal taxes	257	121
Interest on cash and cash equivalents	12	10
Total interest and dividend income	5,774	6,359
Interest Expense:
Interest on NOW, money market and savings	194	223
Interest on time deposits	291	434
Interest on FHLB advances	206	211
Interest on repurchase agreements	14	22
Interest on junior subordinated debentures	76	81
Interest on other borrowings	19	20
Total interest expense	800	991
Net interest income	4,974	5,368
Provision for credit losses	180	425
Net interest income after provision for credit losses	4,794	4,943
Non-interest Income:
Service charges	345	340
Wealth management	291	233
Increase in cash surrender value of BOLI	58	59
Gain on sale of investment securities, net	59	-
Gain on sale of SBA loans	147	-
Other fees	299	290
Total non-interest income	1,199	922
Non-interest Expense:
Salaries and employee benefits	2,364	2,313
Furniture and equipment	284	319
Occupancy	519	476
Professional and consulting	317	312
Advertising and marketing	160	178
Printing and supplies	41	36
FDIC insurance	105	107
PA shares tax	154	141
Telecommunications	58	51
Postage	21	15
Loss on sale or write down of OREO	10	17
Other expenses	355	352
Total non-interest expense	4,388	4,317
Income before income tax expense	1,605	1,548
Income tax expense	430	446
Net income	$1,175	$1,102
Preferred stock dividends and accretion of discount	37	128
Net income available to Common Shareholders	$1,138	$974
Earnings per common share:
Basic	$0.42	$0.36
Diluted	$0.41	$0.36
Cash dividends per common share	$0.07	$0.05
Weighted average common shares outstanding:
Basic	2,725,111	2,701,860
Diluted	2,761,712	2,725,682
See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Net income	$1,175	$1,102
Other Comprehensive (Loss) Income:
Unrealized holding gains arising during the period
Before tax amount	(168)	624
Tax effect	57	(211)
Net of tax	(111)	413
Accretion of discount on AFS to HTM reclassification
Before tax amount	8	9
Tax effect	(3)	(3)
Net of tax	5	6
Less reclassification for gains included in net income
Before tax amount	(59)	-
Tax effect	20	-
Net of tax	(39)	-
Other comprehensive (loss) income - securities	(145)	419
Total other comprehensive (loss) income	(145)	419
Total comprehensive income	$1,030	$1,521
See accompanying notes to unaudited consolidated financial statements.

DNB FINANCIAL CORPORATION AND Subsidiary
Consolidated Statements of Stockholders' Equity (Unaudited)

						Accumulated
						Other
	Preferred	Common	Treasury		Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at January 1, 2013	$12,978	$2,899	$(2,999)	$34,274	$10,236	$(683)	$56,705
Net income for three months ended March 31, 2013	-	-	-	-	1,175	-	1,175
Other comprehensive loss	-	-	-	-	-	(145)	(145)
SBLF issuance costs accretion	4	-	-	-	(4)	-	-
Restricted stock compensation expense	-	4	-	36	-	-	40
Stock option compensation expense	-	-	-	17	-	-	17
Cash dividends - common ($0.07 per share)	-	-	-	-	(191)	-	(191)
Cash dividends SBLF preferred	-	-	-	-	(32)	-	(32)
Sale of treasury shares to 401(k) (3,736 shares)	-	-	69	(11)	-	-	58
Sale of treasury shares to deferred comp. plan (1,928 shares)	-	-	36	(6)	-	-	30
Balance at March 31, 2013	$12,982	$2,903	$(2,894)	$34,310	$11,184	$(828)	$57,657

						Accumulated
						Other
	Preferred	Common	Treasury		Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at January 1, 2012	$12,962	$2,891	$(3,471)	$34,279	$5,871	$(1,476)	$51,056
Net income for three months ended March 31, 2012	-	-	-	-	1,102	-	1,102
Other comprehensive income	-	-	-	-	-	419	419
SBLF issuance costs accretion	4	-	-	-	(4)	-	-
Restricted stock compensation expense	-	2	-	15	-	-	17
Stock option compensation expense	-	-	-	18	-	-	18
Cash dividends - common ($0.05 per share)	-	-	-	-	(135)	-	(135)
Cash dividends SBLF preferred	-	-	-	-	(124)	-	(124)
Sale of treasury shares to 401(k) (5,159 shares)	-	-	97	(42)	-	-	55
Sale of treasury shares to deferred comp. plan (2,197 shares)	-	-	41	(16)	-	-	25
Balance at March 31, 2012	$12,966	$2,893	$(3,333)	$34,254	$6,710	$(1,057)	$52,433
See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Cash Flows From Operating Activities:
Net income	$1,175	$1,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	560	552
Provision for credit losses	180	425
Stock based compensation	57	35
Net gain on sale of securities	(59)	-
Net loss on sale and write down of OREO and other repossessed property	10	17
Earnings from investment in BOLI	(58)	(59)
Deferred tax expense	-	5
Proceeds from sales of SBA loans	2,460	-
SBA loans originated for sale	(2,313)	-
Gain on sale of SBA loans	(147)	-
Increase in accrued interest receivable	(256)	(322)
Decrease (increase) in other assets	844	(140)
Decrease in accrued interest payable	(64)	(41)
(Decrease) increase in other liabilities	(586)	192
Net Cash Provided By Operating Activities	1,803	1,766
Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Sales	16,292	-
Maturities, repayments and calls	6,993	7,230
Purchases	(22,013)	(26,812)
Activity in held-to-maturity securities:
Maturities, repayments and calls	1,825	1,487
Purchases	(2,789)	(4,378)
Net decrease in restricted stock	-	127
Net increase in loans and leases	(5,436)	(6,409)
Net purchases of property and equipment, less proceeds from disposals	(49)	(368)
Proceeds from sale of OREO and other repossessed property	28	112
Net Cash Used By Investing Activities	(5,149)	(29,011)
Cash Flows From Financing Activities:
Net increase in deposits	7,114	17,512
Repayment of FHLBP advances	(10,000)	-
Net increase (decrease) in short term repurchase agreements	4,801	(1,033)
Decrease in other borrowings	(8)	(7)
Dividends paid	(223)	(394)
Sale of treasury stock, net	88	80
Net Cash Provided by Financing Activities	1,772	16,158
Net Change in Cash and Cash Equivalents	(1,574)	(11,087)
Cash and Cash Equivalents at Beginning of Period	17,149	32,877
Cash and Cash Equivalents at End of Period	$15,575	$21,790
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$864	$1,032
Income taxes	1,103	551
Supplemental Disclosure of Non-cash Flow Information:
Transfers from loans and leases to real estate owned and other repossessed property	6	10
See accompanying notes to unaudited consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1: BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, DNB First, National Association (the "Bank") have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior amounts not affecting net income are reclassified when necessary to conform to current period classifications. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results which may be expected for the entire year.  The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2012.
Subsequent Events-- Management has evaluated events and transactions occurring subsequent to March 31, 2013 for items that should potentially be recognized or disclosed in these Consolidated Financial Statements. The evaluation was conducted through the date these financial statements were issued.
Recent Accounting Pronouncements- In February 2013, the FASB issued ASU 2013-02, 'Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The amendments in this ASU require an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. In addition, the amendments require a cross-reference to other disclosures currently required for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period. Companies should apply these amendments for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The Company has included the required disclosures from ASU 2013-02 in the consolidated financial statements.
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

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3: INVESTMENT SECURITIES
The amortized cost and fair values of investment securities, as of the dates indicated, are summarized as follows:

	March 31, 2013
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$7,322	$557	$-	$7,879
Government Sponsored Entities (GSE) mortgage-backed securities	7,981	387	-	8,368
Corporate Bonds	6,404	413	-	6,817
Collateralized mortgage obligations GSE	6,563	146	(12)	6,697
State and municipal tax-exempt	38,704	571	(566)	38,709
Total	$66,974	$2,074	$(578)	$68,470

Available For Sale
US Government agency obligations	$40,985	$134	$(12)	$41,107
GSE mortgage-backed securities	20,823	343	-	21,166
Collateralized mortgage obligations GSE	26,582	223	(211)	26,594
Corporate bonds	34,699	691	(130)	35,260
State and municipal tax-exempt	5,196	1	(12)	5,185
Asset-backed securities	2,967	8	-	2,975
Certificates of deposit	1,250	4	(1)	1,253
Equity securities	27	1	(13)	15
Total	$132,529	$1,405	$(379)	$133,555

	December 31, 2012
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$7,266	$563	$-	$7,829
Government Sponsored Entities (GSE) mortgage-backed securities	9,135	435	-	9,570
Corporate bonds	6,500	371	(11)	6,860
Collateralized mortgage obligations GSE	7,204	185	-	7,389
State and municipal tax-exempt	35,919	759	(19)	36,659
Total	$66,024	$2,313	$(30)	$68,307

Available For Sale
US Government agency obligations	$35,424	$133	$(18)	$35,539
GSE mortgage-backed securities	21,885	507	-	22,392
Collateralized mortgage obligations GSE	21,526	151	(27)	21,650
Corporate bonds	41,005	772	(330)	41,447
State and municipal tax-exempt	3,195	1	(11)	3,185
Asset-backed securities	9,723	90	-	9,813
Certificates of deposit	1,250	3	(5)	1,248
Equity securities	27	-	(13)	14
Total	$134,035	$1,657	$(404)	$135,288

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The table below details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at March 31, 2013 and December 31, 2012.

	March 31, 2013
			Fair Value	Unrealized	Fair Value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
Collateralized mortgage obligations GSE	$833	$(12)	$833	$(12)	$-	$-
State and municipal tax-exempt	13,265	(566)	13,265	(566)	-	-
Total	$14,098	$(578)	$14,098	$(578)	$-	$-
Available For Sale
US Government agency obligations	$6,743	$(12)	$6,743	$(12)	$-	$-
Collateralized mortgage obligations GSE	9,826	(211)	9,826	(211)	-	-
Corporate bonds	8,023	(130)	6,052	(101)	1,971	(29)
State and municipal tax-exempt	3,097	(12)	3,097	(12)	-	-
Certificates of deposit	499	(1)	499	(1)	-	-
Equity securities	11	(13)	-	-	11	(13)
Total	$28,199	$(379)	$26,217	$(337)	$1,982	$(42)

	December 31, 2012
			Fair Value	Unrealized	Fair Value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
Corporate bonds	$2,587	$(11)	$2587	$(11)	$-	$-
State and municipal tax-exempt	8,690	(19)	8,690	(19)	-	-
Total	$11,277	$(30)	$11,277	$(30)	$-	$-
Available For Sale
US Government agency obligations	$10,238	$(18)	$10,238	$(18)	$-	$-
Collateralized mortgage obligations GSE	4,703	(27)	4,703	(27)	-	-
Corporate bonds	15,989	(330)	12,604	(215)	3,385	(115)
State and municipal tax-exempt	1,095	(11)	1,095	(11)	-	-
Certificates of deposits	745	(5)	745	(5)	-	-
Equity securities	14	(13)	-	-	14	(13)
Total	$32,784	$(404)	$29,385	$(276)	$3,399	$(128)
As of March 31, 2013, there were five corporate bonds, four U.S. agency obligations, seven collateralized mortgage obligations, twenty-five tax-exempt municipalities, two certificates of deposit, and five equity securities which were in an unrealized loss position. DNB does not intend to sell these securities and management of DNB does not expect to be required to sell any of these securities prior to a recovery of its cost basis. Management does not believe any individual unrealized loss as of March 31, 2013 represents an other-than-temporary impairment. There were two corporate bonds and five equity securities that were impaired for more than 12 months. DNB reviews its investment portfolio on a quarterly basis judging each investment for other-than-temporary impairment (OTTI). The OTTI analysis focuses on duration and amount by which a security is below book. As of March 31, 2013, the following securities were reviewed:

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Corporate Securities The unrealized loss on two investments in the corporate bond portfolio was caused by a number of factors. Some of the bonds have had downgrades since they were purchased. Some of the Corporates have been affected by the market's perception of the impact of sovereign debit holdings and spreads on the financial sector have widened since they were purchased. The book value of the two securities is $2.0 million and the unrealized loss is $29,000 or 1.5%.  Both of the bonds have been impaired for more than twelve months and have a loss less than 10% of the book value. The contractual terms of those investments do not permit the issuer to settle these securities at a price less than the par value of the investments. Based on this analysis and an evaluation of DNB's ability and intent to hold these securities for a reasonable period of time sufficient for each security to increase to DNB's cost, DNB does not intend to sell these securities and it is not more likely than not that DNB will be required to sell the securities before recovery of their cost, DNB does not consider these securities to be other-than-temporarily impaired at March 31, 2013.
Equity securities.  DNB's investment in five marketable equity securities consists primarily of securities in common stock of community banks in Pennsylvania. The unrealized losses on the five securities in the equity securities portfolio were all impaired for more than twelve months. The severity and duration of the impairment are driven by higher collateral losses, wider credit spreads, and changes in interest rates within the financial services sector. DNB evaluated the prospects of all issuers in relation to the severity and duration of the impairment. Based on this analysis and an evaluation of DNB's ability and intent to hold these securities for a reasonable period of time sufficient for each security to increase to DNB's cost, DNB does not intend to sell these securities and it is not more likely than not that DNB will be required to sell the securities before recovery of their cost, DNB does not consider these securities to be other-than-temporarily impaired at March 31, 2013.
The amortized cost and fair value of investment securities as of March 31, 2013, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid without penalties.

	Held to Maturity		Available for Sale
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$714	$714	$9,838	$9,874
Due after one year through five years	-	-	36,937	37,577
Due after five years through ten years	23,998	25,077	34,565	34,616
Due after ten years	42,262	42,679	51,162	51,473
No stated maturity	-	-	27	15
Total investment securities	$66,974	$68,470	$132,529	$133,555
DNB sold $16.3 million and no securities from the Available For Sale portfolio during the three month periods ending March 31,   2013 and 2012, respectively. Gains and losses resulting from investment sales, redemptions or calls were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Gross realized gains-AFS	$316	$-
Gross realized losses-AFS	(257)	-
Net realized gain	$59	$-
At March 31, 2013 and December 31, 2012, investment securities with a carrying value of approximately $97.0 million and $90.0 million, respectively, were pledged to secure public funds, repurchase agreements  and for other purposes as required by law.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4: LOANS AND LEASES

The following table sets forth information concerning the composition of total loans and leases outstanding, as of the dates indicated.

(Dollars in thousands)	March 31, 2013	December 31, 2012
Residential mortgage	$25,184	$25,835
Commercial mortgage	236,160	234,202
Commercial	98,065	94,135
Lease financing	31	67
Consumer	42,593	42,259
Total loans and leases	$402,033	$396,498
Less allowance for credit losses	(7,123)	(6,838)
Net loans and leases	$394,910	$389,660
Included in the loan portfolio are loans for which DNB has ceased the accrual of interest (i.e. non-accrual loans). Loans of approximately $15.5 million and $9.6 million as of March 31, 2013 and December 31, 2012, respectively, were on a non-accrual basis. DNB also had loans of approximately $827,000 and $869,000 that were 90 days or more delinquent, but still accruing, as of March 31, 2013 and December 31, 2012, respectively. If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Interest income which would have been recorded under original terms	$213	$91
Interest income recorded during the period	-	-
Net impact on interest income	$213	$91

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5: ALLOWANCE FOR CREDIT LOSSES
The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of March 31, 2013 and December 31, 2012.
Age Analysis of Past Due Loans Receivables

					March 31, 2013
							Loans
							Receivable
	30-59	60-89	Greater			Total	> 90
	Days Past	Days Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivables	Accruing
Residential mortgage	$641	$59	$2,619	$3,319	$21,865	$25,184	$107
Commercial mortgage	3,433	2,106	4,612	10,151	226,009	236,160	720
Commercial:
Commercial term	603	-	-	603	84,273	84,876	-
Commercial construction	-	-	4,326	4,326	8,863	13,189	-
Lease financing	-	-	26	26	5	31	-
Consumer:
Home equity	182	191	63	436	35,481	35,917	-
Other	142	18	23	183	6,493	6,676	-
Total	$5,001	$2,374	$11,669	$19,044	$382,989	$402,033	$827

					December 31, 2012
							Loans
							Receivable
	30-59	60-89	Greater			Total	> 90
	Days Past	Days Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivables	Accruing
Residential mortgage	$692	$319	$2,256	$3,267	$22,568	$25,835	$60
Commercial mortgage	68	-	3,514	3,582	230,620	234,202	710
Commercial:
Commercial term	-	-	-	-	81,888	81,888	-
Commercial construction	-	-	2,031	2,031	10,216	12,247	-
Lease financing	-	-	28	28	39	67	-
Consumer:
Home equity	162	-	152	314	35,008	35,322	92
Other	95	-	54	149	6,788	6,937	7
Total	$1,017	$319	$8,035	$9,371	$387,127	$396,498	$869

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize information in regards to impaired loans by loan portfolio class as of and for the three months ended March 31, 2013 and as of and for the year ended December 31, 2012.
Impaired Loans

	March 31, 2013			December 31, 2012
	Recorded	Unpaid	Related	Recorded	Unpaid	Related
	Investment	Principal	Allowance	Investment	Principal	Allowance
(Dollars in thousands)		Balance			Balance
With no related allowance recorded:
Residential mortgage	$2,384	$2,881	$-	$2,386	$2,883	$-
Commercial mortgage	2,346	2,353	-	2,807	2,814	-
Commercial:
Commercial term	-	3	-	-	3	-
Commercial construction	2,181	2,196	-	-	-	-
Lease financing	26	35	-	28	36	-
Consumer	209	217	-	211	219	-
Total:	$7,146	$7,685	$-	$5,432	$5,955	$-
With allowance recorded:
Residential mortgage	318	318	51	-	-	-
Commercial mortgage	3,652	3,695	245	2,565	2,569	151
Commercial:
Commercial term	200	200	200	-	-	-
Commercial construction	4,326	4,864	1,237	4,326	4,864	864
Lease financing	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total:	$8,496	$9,077	$1,733	$6,891	$7,433	$1,015
Total:
Residential mortgage	2,702	3,199	51	2,386	2,883	-
Commercial mortgage	5,998	6,048	245	5,372	5,383	151
Commercial:
Commercial term	200	203	200	-	3	-
Commercial construction	6,507	7,060	1,237	4,326	4,864	864
Lease financing	26	35	-	28	36	-
Consumer	209	217	-	211	219	-
Total	$15,642	$16,762	$1,733	$12,323	$13,388	$1,015

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Residential mortgage	$2,385	$-	$2,005	$-
Commercial mortgage	1,293	-	104	-
Commercial:
Commercial term	-	-	201	-
Commercial construction	1,091	-	1,459	-
Lease financing	27	-	61	-
Consumer	210	-	150	-
Total:	$5,006	$-	$3,980	$-
With allowance recorded:
Residential mortgage	159	-	-	-
Commercial mortgage	3,109	-	1,099	-
Commercial:
Commercial term	100	-	-	-
Commercial construction	4,326	-	2,376	-
Lease financing	-	-	-	-
Consumer	-	-	-	-
Total:	$7,694	$-	$3,475	$-
Total:
Residential mortgage	2,544	-	2,005	-
Commercial mortgage	4,402	-	1,203	-
Commercial:
Commercial term	100	-	201	-
Commercial construction	5,417	-	3,835	-
Lease financing	27	-	61	-
Consumer	210	-	150	-
Total	$12,700	$-	$7,455	$-

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within DNB's internal risk rating system as of March 31, 2013 and December 31, 2012.
Credit Quality Indicators

	March 31, 2013
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$22,381	$-	$2,803	$-	$25,184
Commercial mortgage	212,401	10,049	13,710	-	236,160
Commercial:
Commercial term	84,190	73	613	-	84,876
Commercial construction	5,043	-	6,115	2,031	13,189
Lease financing	31	-	-	-	31
Consumer:
Home equity	35,665	-	252	-	35,917
Other	6,672	-	4	-	6,676
Total	$366,383	$10,122	$23,497	$2,031	$402,033

	December 31, 2012
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$23,346	$-	$2,489	$-	$25,835
Commercial mortgage	211,001	10,847	12,354	-	234,202
Commercial:
Commercial term	81,394	73	421	-	81,888
Commercial construction	4,018	-	6,198	2,031	12,247
Lease financing	67	-	-	-	67
Consumer:
Home equity	35,069	-	253	-	35,322
Other	6,933	-	4	-	6,937
Total	$361,828	$10,920	$21,719	$2,031	$396,498

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth the composition of DNB's allowance for credit losses as of March 31, 2013 and December 31, 2012, the activity for the three months ended March 31, 2013 and 2012 and as of and for the year ended December 31, 2012.
Allowance for Credit Losses and Recorded Investment in Loans Receivables

		Lease	Residential
(Dollars in thousands)	Commercial	financing	mortgage	Consumer		Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2013	$5,136	$3	$306	$264		$1,129	$6,838
Charge-offs	(10)	-	-	(5)		-	(15)
Recoveries	4	51	65	-		-	120
Provisions	759	(52)	(44)	4		(487)	180
Ending balance - March 31, 2013	$5,889	$2	$327	$263		$642	$7,123

Ending balance: individually evaluated for impairment	$1,682	$-	$51	$-		$-	$1,733

Ending balance: collectively evaluated for impairment	$4,207	$2	$276	$263		$642	$5,390
Loans receivables:
Ending balance	$334,225	$31	$25,184	$42,593	$		$402,033

Ending balance: individually evaluated for impairment	$12,705	$26	$2,702	$209	$		$15,642

Ending balance: collectively evaluated for impairment	$321,520	$5	$22,482	$42,384			$386,391

Reserve for unfunded loan commitments	$155	$-	$-	$10	$		$165

		Lease	Residential
(Dollars in thousands)	Commercial	financing	mortgage	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2012	$4,945	$10	$383	$260	$566	$6,164
Charge-offs	(437)	-	(18)	(8)	-	(463)
Recoveries	3	-	5	8	-	16
Provisions	456	(3)	6	13	(47)	425
Ending balance - March 31, 2012	$4,967	$7	$376	$273	$519	$6,142

		Lease	Residential
(Dollars in thousands)	Commercial	financing	mortgage	Consumer	Unallocated	Total
Allowance for credit losses:
Ending balance - December 31, 2012	$5,136	$3	$306	$264	$1,129	$6,838
Ending balance: individually evaluated for impairment	$1,015	$-	$-	$-	$-	$1,015
Ending balance: collectively evaluated for impairment	$4,121	$3	$306	$264	$1,129	$5,823
Loans receivables:
Ending balance	$328,337	$67	$25,835	$42,259		$396,498
Ending balance: individually evaluated for impairment	$9,698	$28	$2,386	$211		$12,323
Ending balance: collectively evaluated for impairment	$318,639	$39	$23,449	$42,048		$384,175
Reserve for unfunded loan commitments	$115	$-	$-	$10		$125

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6: EARNINGS PER SHARE
Basic earnings per share ("EPS") is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the treasury stock method and reflects the potential dilution that could occur from the exercise of stock options, and warrants and the amortized portion of unvested stock awards. Stock options and unvested stock awards for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. Treasury shares are not deemed outstanding for calculations. There were no outstanding stock warrants in 2013 and 2012,  128,568 anti-dilutive stock options outstanding, and no anti-dilutive stock awards outstanding at March 31, 2013. There were no anti-dilutive stock warrants outstanding, 148,459 anti-dilutive stock options outstanding, and no anti-dilutive stock awards at March 31, 2012. See Note 9  for a discussion of stock warrants issued and redeemed in conjunction with Preferred shares issued to the U.S. Treasury Department as part of the CPP. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2013
(In thousands, except per-share data)	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$1,138	2,725	$0.42
Effect of potential dilutive common stock equivalents' stock options and restricted shares	-	37	(0.01)
Diluted EPS
Income available to common stockholders after assumed conversions	$1,138	2,762	$0.41

	Three Months Ended
	March 31, 2012
(In thousands, except per-share data)	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$974	2,702	$0.36
Effect of potential dilutive common stock equivalents' stock options, restricted shares and warrants	-	24	-
Diluted EPS
Income available to common stockholders after assumed conversions	$974	2,726	$0.36
NOTE 7: ACCUMULATED OTHER COMPREHENSIVE INCOME
            The components of accumulated other comprehensive loss included in stockholders' equity are as follows:

Accumulated Other Comprehensive Income (Unaudited)	Before-Tax	Tax	Net-of-Tax
(Dollars in thousands)	Amount	Effect	Amount
March 31, 2013
Net unrealized gain on AFS securities	$1,026	$(349)	$677
Discount on AFS to HTM reclassification	(46)	15	(31)
Unrealized actuarial losses-pension	(2,233)	759	(1,474)
Total of all items above	$(1,253)	$425	$(828)
December 31, 2012
Net unrealized loss on AFS securities	$1,253	$(426)	$827
Discount on AFS to HTM reclassification	(54)	18	(36)
Unrealized actuarial losses-pension	(2,233)	759	(1,474)
Total of all items above	$(1,034)	$351	$(683)

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
NOTE 9: STOCK-BASED COMPENSATION
Stock Option Plan
DNB has a Stock Option Plan for employees and directors. Under the plan, options (both qualified and non-qualified) to purchase a maximum of 793,368 (as adjusted for subsequent stock dividends) shares of DNB's common stock could be issued to employees and directors. Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years. Vesting of options under the plan is determined by the Plan Committee. There were 327,964 shares available for grant at March 31, 2013. All options with the exception of 44,600 options granted on April 23, 2010 and 44,600 options granted on December 12, 2011 are immediately exercisable. DNB expensed $17,000 during the three months ended March 31, 2013 and anticipates additional expense of $25,000 through April 23, 2014 for the options granted on April 23, 2010 and $79,000 through December 12, 2014 for the options granted on December 12, 2011, the dates the options can first be exercised. Stock option activity is indicated below.

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2013	214,618	$15.98
Issued	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding March 31, 2013	214,618	$15.98

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2012	236,438	$15.98
Issued	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding March 31, 2012	236,438	$15.98

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The weighted-average price and weighted average remaining contractual life for the outstanding options are listed below for the dates indicated.

March 31, 2013
Range of			Weighted Average
Exercise	Number	Number	Exercise	Remaining	Intrinsic
Prices	Outstanding	Exercisable	Price	Contractual Life	Value
$6.93-10.99	86,050	-	$8.67	4.91 years	$699,000
14.00-19.99	61,715	61,715	17.62	2.47 years	-
20.00-22.99	18,812	18,812	22.78	1.73 years	-
23.00-24.27	48,041	48,041	24.27	2.05 years	-
Total	214,618	128,568	$15.98	3.29 years	$699,000

March 31, 2012
Range of			Weighted Average
Exercise	Number	Number	Exercise	Remaining	Intrinsic
Prices	Outstanding	Exercisable	Price	Contractual Life	Value
$6.93-10.99	88,200	-	$8.64	5.89 years	$493,000
14.00-19.99	81,096	81,096	17.44	2.71 years	-
20.00-22.99	19,101	19,101	22.78	2.73 years	-
23.00-24.27	48,041	48,041	24.27	3.05 years	-
Total	236,438	148,238	$15.98	3.97 years	$493,000
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
Share awards granted by the Plan were recorded at the date of award based on the market value of shares.  Awards are being amortized to expense over the three-year cliff-vesting period. DNB records compensation expense equal to the value of the shares being amortized.  For the three month period ended March 31, 2013, $40,000  was amortized to expense. For the three month period ended March 31, 2012, $18,000 was amortized to expense. As of March 31, 2013,  there was approximately $379,000 in additional compensation that will be recognized over the remaining service period of approximately 1.72 years. At March 31, 2013,  158,354 shares were reserved for future grants under the Plan.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock grant activity is indicated below:

		Weighted Average
	Shares	Stock Price
Non-vested stock awards January 1, 2013	48,270	$11.39
Granted	-	-
Forfeited	-	-
Vested	-	-
Non-vested stock awards March 31, 2013	48,270	$11.39

		Weighted Average
	Shares	Stock Price
Non-vested stock awards January 1, 2012	29,200	$8.67
Granted	-	-
Forfeited	-	-
Vested	-	-
Non-vested stock awards March 31, 2012	29,200	$8.67
NOTE 10:  INCOME TAXES
As of March 31, 2013, the Corporation had no material unrecognized tax benefits or accrued interest and penalties. It is the Corporation's policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.  Federal and state tax years 2009 through 2012 were open for examination as of March 31, 2013.
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
The three levels of the fair value hierarchy under FASB ASC Topic 820 are as follows:
Level 1 Quoted prices in active markets for identical securities.
Level 2 Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active and model derived valuations whose inputs are observable or whose significant value drivers are observable.
Level 3 Instruments whose significant value drivers are unobservable.
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

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The following table summarizes the assets at March 31, 2013 and December 31, 2012 that are recognized on DNB's balance sheet using fair value measurement determined based on the differing levels of input:

	March 31, 2013

(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities:
US Government agency obligations	$-	$41,107	$-	$41,107
GSE mortgage-backed securities	-	21,166	-	21,166
Collateralized mortgage obligations GSE	-	26,594	-	26,594
Corporate bonds	-	35,260	-	35,260
State and municipal tax-exempt bonds	-	5,185	-	5,185
Asset-backed securities	-	2,975	-	2,975
Certificates of deposit	-	1,253	-	1,253
Equity securities	15	-	-	15
Total assets measured at fair value on a recurring basis	$15	$133,540	$-	$133,555

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$5,499	$5,499
Total assets measured at fair value on a nonrecurring basis	$-	$-	$5,499	$5,499

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2012

(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities:
US Government agency obligations	$-	$35,539	$-	$35,539
GSE mortgage-backed securities	-	22,392	-	22,392
Collateralized mortgage obligations GSE	-	21,650	-	21,650
Corporate bonds	-	41,447	-	41,447
State and municipal tax-exempt	-	3,185	-	3,185
Asset-backed securities	-	9,813	-	9,813
Certficates of deposit	-	1,248	-	1,248
Equity securities	14	-	-	14
Total assets measured at fair value on a recurring basis	$14	$135,274	$-	$135,288

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$6,823	$6,823
OREO and other repossessed property	-	-	213	213
Total assets measured at fair value on a nonrecurring basis	$-	$-	$7,036	$7,036
The following table presents additional information about assets measured at fair value on a nonrecurring basis and for which DNB has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurement

(Dollars in thousands)	Fair Value	Valuation		Range (Weighted
	Estimate	Techniques	Unobservable Input	Average)*
March 31, 2013
Impaired loans- Commercial construction	$1,864	Appraisal of collateral (1)	Appraisal adj.	0%	to	0%	(0%)
			Disposal costs	-10%	to	-10%	(-10%)
Impaired loans- Commercial mortgage	$3,368	Appraisal of collateral (1)	Disposal costs (2)	-5%	to	-10%	(-7%)
Impaired loans- Residential mortgage	$267	Appraisal of collateral (1)	Appraisal adj.	-40%	to	-40%	(-40%)
			Disposal costs	-8%	to	-8%	(-8%)
* As of March 31, 2013 there is only 1 loan in the commercial construction and residential mortgage loan types.
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors and disposal costs. The range and weighted average of disposal costs are presented as a percent of the appraisal.
Impaired loans.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $15.6 million at March 31, 2013. Of this, $8.5 million had a valuation allowance of $1.7 million and $7.1 million had no valuation allowance as of March 31, 2013. Impaired loans had a carrying amount of $12.3 million at December 31, 2012. Of this, $6.9 million had a valuation allowance of $1.0 million and $5.4 million had no valuation allowance as of December 31, 2012.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Real Estate Owned & other repossessed property.  Other real estate owned ("OREO") consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as OREO and other repossessed property are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. DNB had $1.2 million of such assets at March 31, 2013, which consisted of $1.1 million in OREO and $94,000 in other repossessed property. DNB had $1.2 million of such assets at December 31, 2012, which consisted of $1.1 million in OREO and $126,000 in other repossessed property. Subsequent to the repossession of these assets, DNB did not write down the carrying values during the three month period ending March 31, 2013.
DNB's policy is to recognize transfer between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Level 1 and 2 for the three months ended March 31, 2013.
Below is management's estimate of the fair value of all financial instruments, whether carried at cost or fair value on the Company's consolidated balance sheet. The carrying amounts and fair values of financial instruments at March  31, 2013 and December 31, 2012 are as follows:

	March 31, 2013

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$15,575	$15,575	$15,575	$-	$-
AFS investment securities	133,555	133,555	15	133,540	-
HTM investment securities	66,974	68,470	-	68,470	-
Restricted stock	3,426	3,426	-	3,426	-
Loans and leases, net of allowance	394,910	393,624	-	-	393,624
Accrued interest receivable	2,726	2,726	-	2,726	-
Financial liabilities
Deposits:
Non-interest-bearing deposits	86,343	86,343	-	86,343	-
Interest-bearing deposits:	351,955	351,955	-	351,955	-
Time	99,240	99,782	-	99,782	-
Repurchase agreements	21,815	21,815	-	21,815	-
FHLBP advances	10,000	11,439	-	11,439	-
Junior subordinated debentures and other borrowings	9,279	9,258	-	-	9,258
Accrued interest payable	357	357	-	357	-
Off-balance sheet instruments	-	-	-	-	-

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2012

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$17,149	$17,149	$17,149	$-	$-
AFS investment securities	135,288	135,288	14	135,274	-
HTM investment securities	66,024	68,307	-	68,307	-
Restricted stock	3,426	3,426	-	3,426	-
Loans and leases, net of allowance	389,660	391,533	-	-	391,533
Accrued interest receivable	2,470	2,470	-	2,470	-
Financial liabilities
Deposits:
Non-interest-bearing deposits	85,055	85,055	-	85,055	-
Interest-bearing deposits:	343,053	343,053	-	343,053	-
Time	102,316	103,045	-	103,045	-
Repurchase agreements	17,014	17,014	-	17,014	-
FHLBP advances	20,000	21,592	-	21,592	-
Junior subordinated debentures and other borrowings	9,279	9,256	-	-	9,256
Accrued interest payable	421	421	-	421	-
Off-balance sheet instruments	-	-	-	-	-
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

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
            Off-balance-sheet Instruments (Disclosed at Cost)  Off-balance-sheet instruments are primarily comprised of loan commitments, which are generally priced at market at the time of funding. Fees on commitments to extend credit and stand-by letters of credit are deemed to be immaterial and these instruments are expected to be settled at face value or expire unused. It is impractical to assign any fair value to these instruments. At March 31, 2013, un-funded loan commitments totaled $77.8 million and stand-by letters of credit totaled $1.9 million. At December 31, 2012, un-funded loan commitments totaled $67.8 million and stand-by letters of credit totaled $2.1 million.
NOTE 12:  STOCKHOLDERS' EQUITY
            On January 30, 2009, as part of the Capital Purchase Program ("CPP") of the Emergency Economic Stabilization Act of 2008 administered by the United States Department of the Treasury ("the Treasury"), DNB entered into a Letter Agreement and a Securities Purchase Agreement with the Treasury, pursuant to which the DNB issued and sold on January 30, 2009, and the Treasury purchased for cash on that date (i) 11,750 shares of the Corporation's Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008A, par value $10.00 per share, having a liquidation preference of $1,000 per share ("the CPP shares"), and (ii) a ten-year warrant to purchase up to 186,311 shares of the DNB's common stock, $1.00 par value, at an exercise price of $9.46 per share, for an aggregate purchase price of $11,750,000 in cash. This transaction closed on January 30, 2009. The issuance and sale of these securities was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The Bank provided dividends to the Corporation in connection with the $11,750,000 of Fixed Rate Cumulative Perpetual Preferred Stock sold on January 30, 2009 as part of the CPP.
            On August 4, 2011, DNB entered into a Securities Purchase Agreement with the Secretary of the Treasury, pursuant to which the Company issued and sold to the Treasury 13,000 shares of its Non-Cumulative Perpetual Preferred Stock, Series 2011A ("Series 2011A Preferred Stock"), having a liquidation preference of $1,000 per share for aggregate proceeds of $13,000,000.   The Securities Purchase Agreement was entered into, and the Series 2011A Preferred Stock was issued, pursuant to the Treasury's Small Business Lending Fund program ("SBLF"), a $30 billion fund established under the Small Business Jobs Act of 2010, that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. Of the $13.0 million in aggregate proceeds, $11,879,000 was used to repurchase all CPP shares ($11,750,000 was paid in principal and $128,900 in accrued, unpaid dividends related to the CPP shares) held by the Treasury as described above. The securities sold in this transaction were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction by DNB not involving a public offering.

DNB FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
            The Series 2011A Preferred Stock is entitled to receive non-cumulative dividends payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate, which is calculated on the aggregate Liquidation Amount, was initially set at 3.874% per annum, and  was based upon the level of "Qualified Small Business Lending", or "QSBL" (as defined in the Securities Purchase Agreement) originated by the Company's wholly owned national bank subsidiary DNB First, N.A. (the "Bank").  The dividend rate for dividends beyond the initial period are  based upon the "Percentage Change in Qualified Lending" (as defined in the Securities Purchase Agreement) between each dividend period and the "Baseline" QSBL level.  Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods depending on the volume of Qualified Small Business Lending the Bank will originate in future periods, and will be fixed at a rate between 1% per annum to 7% per annum and remain unchanged up to four and one-half years following the funding date (the eleventh through the first half of the nineteenth dividend periods).  Because it is not feasible to predict the volume of Qualified Small Business Lending in future periods, it is not feasible to estimate specific future dividend rates under this formula.  If the Series 2011A Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%.  Prior to that time, in general, the dividend rate decreases as the level of the Bank's Qualified Small Business Lending increases.  Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series 2011A Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series 2011A Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem common stock and other securities.  In addition, if (i) the Company has not timely declared and paid dividends on the Series 2011A Preferred Stock for six dividend periods or more, whether or not consecutive, and (ii) shares of Series 2011A Preferred Stock with an aggregate liquidation preference of at least $13,000,000 are still outstanding, the Treasury (or any successor holder of Series 2011A Preferred Stock) may designate two additional directors to be elected to the Company's Board of Directors. DNB paid an annual rate on the $13.0 million of Series 2011A Preferred Stock of 1.00%, 1.00%  1.00%, 3.90% and 3.80% for the quarters ended March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012 and March 31, 2012, respectively.
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
            The Company may redeem the shares of Series 2011A Preferred Stock, in whole or in part, at any time at a redemption price equal to the sum of the Liquidation Amount per share and the per-share amount of any unpaid dividends for the then-current period, subject to any required prior approval by the Company's primary federal banking regulator.
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
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
DNB Financial Corp. (the "Corporation"), may from time to time make written or oral "forward-looking statements," including statements contained in the Corporation's filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the exhibits hereto and thereto), in its reports to stockholders and in other communications by the Corporation, which are made in good faith by the Corporation pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.
 These forward-looking statements include statements with respect to the Corporation's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Corporation's control).  The words "may," "could," "should," "would,""will," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements.  The following factors, among others, could cause the Corporation"s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Corporation conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; the recent downgrade, and any future downgrades, in the credit rating of the U.S. Government and federal agencies; inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Corporation and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Corporation's products and services; the success of the Corporation in gaining regulatory approval of its products and services, when required; the impact of changes in laws and regulations applicable to financial institutions (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; the nature, extent, and timing of governmental actions and reforms, including the rules of participation for the Small Business Lending Fund, the implementation of Basel III, which may be changed unilaterally and retroactively by legislative or regulatory actions; and the success of the Corporation at managing the risks involved in the foregoing.
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
DESCRIPTION OF DNB'S BUSINESS AND BUSINESS STRATEGY
DNB Financial Corporation ("DNB" or the "Corporation") is a bank holding company whose bank subsidiary, DNB First, National Association (the "Bank") is a nationally chartered commercial bank with trust powers, and a member of the FDIC. DNB provides a broad range of banking services to individual and corporate customers through its thirteen community offices located throughout Chester and Delaware Counties, Pennsylvania. DNB is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. DNB funds all these activities with retail and business deposits and borrowings. Through its DNB First Investment Management division, the Bank provides investment management and trust administration services to individuals and non-profit organizations. The Bank and its subsidiary, DNB Investments & Insurance,  provides brokerage, retirement and insurance services.
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
     Focus on penetrating existing markets to maximize profitability
     Grow loans and diversify the mix
     Improve asset quality
     Focus on profitable customer segments
     Grow and diversify non-interest income, primarily wealth management

     Focus on reducing DNB's cost of funds by changing DNB's mix of deposits
     Focus on cost containment and improving operational efficiencies
Strategic Plan Update.  During the quarter ended March 31, 2013, management focused on reducing DNB's composite cost of funds as well as strengthening DNB's net interest margin. The composite cost of funds for the three months ended March 31, 2013 was 0.54% compared to 0.73% in 2012. Management continued to actively manage deposits during 2013 to reduce DNB's cost of funds. Time deposits decreased $3.1 million to $99.2 million at March 31, 2013 compared to $102.3 million at December 31, 2012. Transaction and savings accounts increased $10.2 million during the three months ended March 31, 2013. Positive trends were observed for the three months ended March 31, 2013 in two key business lines that make up total non-interest income: gain on sales of Small Business Administration ("SBA") loans increased $147,000 and wealth management fees increased 22.92% or $58,000 when compared to the same period in 2012. Non-interest expense for the three months ended March 31, 2013 showed a modest increase of 1.67% or $71,000, compared to the same period in 2012, reflecting increases in staffing and occupancy, primarily related to the Boothwyn branch acquisition in 2012. These increases were offset by lower furniture and equipment costs and advertising and marketing costs.
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
MATERIAL CHALLENGES, RISKS AND OPPORTUNITIES
The following is a summary of material challenges, risks and opportunities DNB has faced during the three-month period ended March 31, 2013:
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
The principal objective of the Bank's interest rate risk management is to evaluate the interest rate risk included in certain on and off-balance sheet accounts, determine the level of risk appropriate given the Bank's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with management's approved guidelines. Through such management, DNB seeks to reduce the vulnerability of its operations to changes in interest rates. The Bank's Asset Liability Committee (the "ALCO") is responsible for reviewing the Bank's asset/liability policies and interest rate risk position and making decisions involving asset liability considerations. The ALCO meets on a monthly basis and reports trends and the Bank's interest rate risk position to the Board of Directors.  The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Bank.
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
Credit Risk Management. DNB defines credit risk as the risk of default by a customer or counter-party.  The objective of DNB's credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis as well as to limit the risk of loss resulting from an individual customer default.  Credit risk is managed through a combination of underwriting, documentation and collection standards.  DNB's credit risk management strategy calls for regular credit examinations and quarterly management reviews of large credit exposures and credits that are experiencing credit quality deterioration.  DNB's loan review procedures provide assessments of the quality of underwriting, documentation, risk grading and charge-off procedures, as well as an assessment of the allowance for credit loss reserve analysis process.
Competition.   In addition to the challenges related to the interest rate environment, community banks in Chester and Delaware Counties have been experiencing increased competition from large regional and international banks entering DNB's marketplace through mergers and acquisitions. Competition for loans and deposits may negatively affect DNB's net interest margin. To compensate for the increased competition, DNB, along with other area community banks, has aggressively sought and marketed customers who have been disenfranchised by these mergers. To attract these customers, DNB has introduced new deposit products, such as Mobile Banking, Choice Checking, Credit Cards as well as Executive and employee packages. In addition, DNB has introduced Remote Capture to our commercial customers to expedite their collection of funds.
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
Effective as of April 1, 2011, the FDIC adopted changes to its base and risk-based deposit insurance rates. Pursuant to the new rules, a bank's annual assessment base rates were as follows, depending on the bank's risk category:
Initial and Total Base Assessment Rates*

Risk Category
	Risk Category I	Risk Category II	Risk Category III	Risk Category IV	Large and Highly Complex Institutions
Initial base assessment rate	5-9	14	23	35	5-35
Unsecured debt adjustment**	(4.5)-0	(5)-0	(5)-0	(5)-0	(5)-0
Brokered deposit adjustment		0-10	0-10	0-10	0-10
TOTAL BASE ASSESSMENT RATE	2.5-9	9-24	18-33	30-45	2.5-45

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
-          The new law makes deposit insurance coverage unlimited in amount for non-interest bearing transaction accounts until December 31, 2012.  This change may also have the effect of increasing losses to the FDIC insurance fund on future failures of other insured depository institutions. Effective January 31, 2013, non-interest bearing transaction accounts will fall under the existing FDIC insurance limit of $250,000 per account ownership.
-          The law increases the insurance fund's minimum designated reserve ratio from 1.15 to 1.35, and removes the current 1.50 cap on the reserve ratio. The law gives the FDIC discretion to suspend or limit the declaration or payment of dividends even when the reserve ratio exceeds the minimum designated reserve ratio.
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
            Each of these changes may increase the rate of FDIC insurance assessments to maintain or replenish the FDIC's deposit insurance fund.  This could, in turn, raise the Bank's future deposit insurance assessment costs.  On the other hand, the law changes the deposit insurance assessment base so that it will generally be equal to consolidated assets less tangible equity.  This change of the assessment base from an emphasis on deposits to an emphasis on assets is generally considered likely to cause larger banking organizations to pay a disproportionately higher portion of future deposit insurance assessments, which may, correspondingly, lower the level of deposit insurance assessments that smaller community banks such as the Bank may otherwise have to pay in the future. On December 14, 2010, the FDIC issued a final rule setting the insurance fund's designated reserve ratio at 2, which is in excess of the 1.35 minimum designated reserve ratio established by the Dodd-Frank Act. While it is likely that the law will increase the Bank's future deposit insurance assessment costs, the specific amount by which the law's combined changes will affect the Bank's deposit insurance assessment costs is hard to predict, particularly because the law gives the FDIC enhanced discretion to set assessment rate levels.

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
Material Trends and Uncertainties. For the quarter ended March 31, 2013, DNB reported net income of $1.2 million versus $1.1 million for the same period in 2012. During the same respective periods, per share earnings on a fully diluted basis were $0.41 and $0.36. The global and U.S. economies have experienced reduced business activity as a result of disruptions in the financial system during the past four years. The United States, Europe and many other countries across the globe are struggling with too much debt and weaker streams of revenues as a result of recessionary pressures and high unemployment. Overall economic growth continues to be slow and national and regional unemployment rates remain at elevated levels. The risks associated with our business remain acute in periods of slow economic growth and high unemployment. Moreover, financial institutions continue to be affected by a sluggish real estate market and constrained financial markets. While we are continuing to take steps to decrease and limit our exposure to problem loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.
The April 17, 2013 Beige Book indicated that residential builders in the Third Federal Reserve District (the "Third District"), the District where DNB is located, reported modest year-over-year growth rates; however, more new homes were rising from the ground in the first quarter of 2013 that in any year since 2008. Compared with historical patterns, current new construction tends to be smaller, more affordable and more rental units. Residential brokers reported little change in the moderate pace of sales. The existing inventory of homes continues to fall, and investor loans used to convert residential properties to rentals are increasing.
The April 17, 2013 Beige Book indicates that nonresidential real estate has seen little change overall,  maintaining modest growth in leasing activity and slight growth in construction. The Third District's nonresidential real estate contacts are more optimistic, citing increased inquiries, more commitments to decisions, rather that deferrals, and more deals to approve.
The manufacturing sector reported slight increases in overall demand--a pickup since the March 6, 2013 Beige Book. The makers of food products, lumber and wood products, fabricated metals, industrial machinery, electronic equipment and instruments have reported gains since the March 6, 2013 Beige Book. Third District manufacturers have expressed optimism that business conditions will improve during the next six months. However, firms overall have somewhat lowered their expectations of future hiring and their plans for capital spending.
            The overall outlook of the Third District's business contacts, many of which have business models similar to DNB's small business clients, remains considerably more optimistic about future business activity. While some uncertainty remains as sequestration unfolds, contacts express greater confidence in the underlying strength of the economy. However, many contacts continue to hold off on their plans to expand capacity and hire more staff.
            Although DNB's earnings have been impacted by the general economic conditions, the impact has not been as severe as it has been in many parts of the nation, largely due to a relatively healthier economic climate in the Third Federal Reserve District and specifically Chester County. DNB's franchise spans both Chester and Delaware counties in southeastern Pennsylvania. The majority of loans have been made to businesses and individuals in Chester County and the majority of deposits are from businesses and individuals within the County. According to census data, Chester County's population has grown at approximately 15%, compared to 13% for the nation and 3% for the Commonwealth of Pennsylvania. The median household income in Chester County is $72,288 and the County ranks 14th nationally in disposable income. The unemployment rate for Chester County stood at 5.8% as of March 2013, compared to a Pennsylvania unemployment rate of 7.9% and a national unemployment rate of 7.6%. Traditionally, the unemployment rate has been the lowest in the surrounding five-county area and it ranks among the lowest unemployment rates in the Commonwealth. Chester County has a civilian labor force of 266,100, with manufacturing jobs representing 23.1% of the workforce and retail shopping comprising 13.8% of the total employment. During the last few years, the County has been able to keep most of its major employers, however some of them have downsized in order to remain competitive. Chester County is home to several Fortune 500 companies. Thirteen Chester County employers have 1,000 employees or more. Of these 13 companies, two companies have more than 5,000 employees.
As the U.S. and local economy moves through a period of reduced business activity and historically high unemployment rates, delinquencies will rise as the value of homes decline and DNB's borrowers experience financial difficulty due to corporate downsizing, reduced sales, or other negative events which may impact their ability to meet their contractual loan payments. As a result of continued negative trends in the economy and their impact on our borrowers' ability to repay their loans, DNB made a $180,000 provision for credit losses during the quarter ended March 31, 2013.
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
Basel III provided discretion for regulators to impose an additional buffer, the "countercyclical buffer," of up to 2.5% of common equity Tier 1 capital to take into account the macro‑financial environment and periods of excessive credit growth. However, the proposed rules permit the countercyclical buffer to be applied only to "advanced approach banks" (i.e. , banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes the Corporation and the Bank. The proposed rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which would be phased out over time.
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
Other Material Challenges, Risks and Opportunities. As a financial institution, DNB's earnings are significantly affected by general business and economic conditions.  These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, and the strength of the United States economy and local economies in which we operate.  As mentioned above in Material Trends and Uncertainties, the economic downturn, increased unemployment, and other events negatively impact household and/or corporate incomes and could decrease the demand for DNB's loan and non-loan products and services and increase the number of customers who fail to pay interest or principal on their loans.  Geopolitical conditions can also affect DNB's earnings.  Acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and our military conflicts, could impact business conditions in the United States.
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
In management's opinion, the most critical accounting policies and estimates impacting DNB's consolidated financial statements are listed below.  These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates.  Changes in such estimates may have a significant impact on the financial statements.  For a complete discussion of DNB's significant accounting policies, see the footnotes to the Consolidated Financial Statements included in DNB's 10-K for the year ended December 31, 2012.
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
Management uses significant estimates to determine the allowance for credit losses.  Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB's control, management's estimate of the amount necessary to absorb credit losses and actual credit losses could differ.  DNB's current judgment is that the allowance for credit losses remains appropriate at March 31, 2013.  For a description of DNB's accounting policies in connection with its allowance for credit losses, see, "Allowance for Credit Losses", in Management's Discussion and Analysis.

Realization of deferred income tax items. Estimates of deferred tax assets and deferred tax liabilities make up the asset category titled "net deferred taxes".  These estimates involve significant judgments and assumptions by management, which may have a material impact on the carrying value of net deferred tax assets for financial reporting purposes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance would be established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available.  For a more detailed description of these items, refer to Footnote 10 (Federal Income Taxes) to DNB's consolidated financial statements for the year ended December 31, 2012.
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
FINANCIAL CONDITION
DNB's total assets were $641.78 million at March 31, 2013 compared to $639.57 million at December 31, 2012.  The $2.21 million increase in total assets was primarily attributable to a $5.54 million increase in loans and leases before allowance for credit losses, offset by a $1.57 million decrease in cash and cash equivalents.
            Investment Securities. Investment securities including restricted stock at March 31, 2013 were $203.96 million compared to $204.74 million at December 31, 2012. The $784,000 decrease in investment securities was primarily due to $13.39 million decrease in other securities, offset by increases of $7.82 million and $4.79 million in U.S. agencies and tax exempt securities, respectively.
            Gross Loans and Leases.  DNB's loans and leases increased  $5.54 million to $402.03 million at March 31, 2013 compared to $396.49 million at December 31, 2012.  Total commercial mortgage and commercial loans increased $5.90 million and consumer loans increased $334,000 while residential loans decreased $651,000.
            Deposits.  Deposits were $537.54 million at March 31, 2013 compared to $530.42 million at December 31, 2012.  Deposits increased $7.13 million or 1.34% during the three-month period ended March 31, 2013.  Core deposits, which are comprised of demand, NOW, money markets and savings accounts, increased by $10.20 million while time deposits decreased by $3.08 million.
            Borrowings. Borrowings were $41.66 million at March 31, 2013 compared to $46.86 million at December 31, 2012.  The decrease of $5.20 million or 11.11% was primarily due to a $10.00 million decrease in FHLB advances, offset by a $4.80 million increase in repurchase agreements.
Stockholders' Equity. Stockholders' equity was $57.70 million at March 31, 2013 compared to $56.71 million at December 31, 2012. The increase in stockholders' equity was primarily a result of year-to-date earnings of $1.2 million and a $105,000 adjustment to treasury stock for the sale of treasury shares to DNB's 401(k) and deferred compensation plans. These additions to stockholders equity were partially offset by $191,000 of dividends paid on DNB's common stock and $32,000 of dividends paid on DNB's Non-Cumulative Perpetual Preferred Stock, Series 2011A. (See Note 12 regarding DNB's participation in the Capital Purchase Program ("CPP") of the Emergency Economic Stabilization Act of 2008 and the Treasury's Small Business Lending Fund program ("SBLF"), a $30 billion fund established under the Small Business Jobs Act of 2010.)
RESULTS OF OPERATIONS
SUMMARY
            Net income for the three-month period ended March 31, 2013 was $1.18 million compared to $1.10 million for the same period in 2012.  Diluted earnings per share for the three-month period ended March 31, 2013 was $0.41 compared to $0.36 for the same period in 2012.  The $73,000 increase during the three-month period was attributable to a $277,000 increase in non-interest income, a $245,000 decrease in the provision for credit losses, a $191,000 decrease in interest expense and a $16,000 decrease in income tax expense, offset by a $585,000 decrease in interest income and a $71,000 increase in non-interest expense.

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
Net interest income after provision for credit losses for the three-month period ended March 31, 2013 was $4.79 million compared to $4.94 million for the same period in 2012.  Interest income for the three-month period ended March 31, 2013 was $5.77 million compared to $6.36 million for the same period in 2012.  Interest expense for the three-month period ended March 31, 2013 was $800,000 compared to $991,000  for the same period in 2012.  The composite cost of funds for the three-month period ended March 31, 2013 was 0.54%, compared to 0.73% for the same period in 2012.  The net interest margin for the three-month period ended March 31, 2013 was 3.32% compared to 3.75% for the same period in 2012.  Our provision for credit losses declined from $425,000 during the first quarter of 2012 to $180,000 during the first quarter of 2013, a $245,000 decrease.
Interest on loans and leases was $4.82 million for the three-month period ended March 31, 2013, compared to $5.51 million for the same period in 2012.  The average balance of loans and leases was $394.79 million with an average yield of 4.94% for the current quarter compared to $405.22 million with an average yield of 5.45% for the same period in 2012. The yield on loans in 2013 was lower than the first quarter of 2012  due to lower rates offered on new loans as well as the reversal of interest income when loans are placed on nonaccrual.
Interest and dividends on investment securities was $938,000 for the three-month periods ended March 31, 2013, compared to $844,000 for the same periods in 2012.  The average balance of investment securities was $193.83 million with a tax equivalent average yield of 2.19% for the current quarter compared to $148.81 million with a tax equivalent average yield of 2.43% for the same period in 2012.
Interest on deposits was $485,000 for the three-month period ended March 31, 2013, compared to $657,000 for the same period in 2012.  The average balance of deposits was $528.85 million with an average rate of 0.37% for the current quarter compared to $494.84 million with an average rate of 0.53% for the same period in 2012.
Interest on borrowings was $315,000 for the three-month period ended March 31, 2013, compared to $334,000 for the same period in 2012.  The average balance of borrowings was $49.76 million with an average rate of 2.56% for the current quarter compared to $52.46 million with an average rate of 2.56% for the same period in 2012.
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

In addition, DNB reviews historical loss experience for the commercial mortgage, commercial, residential mortgage,  lease financing and consumer installment loan pools to determine a historical loss factor. The historical loss factors are then applied to the current portfolio balances to determine the required reserve percentage for each loan pool based on risk rating. Historical losses are segregated into risk-similar groups and a loss ratio is determined for each group over a three year period. The three year average loss ratio by type is then used to calculate the estimated loss based on the current balance of each group. This three year time period is appropriate given DNB's historical level of losses and, more importantly, represents the current economic environment.
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
          Changes in the quality of the institution's loan review system;
          Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments;
          The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution's existing portfolio; and
          Changes in the value of underlying collateral for collateral‑dependent loans.
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
There was a $180,000 provision made during the three months ended March 31, 2013, compared to $425,000 during the same period in 2012. DNB's percentage of allowance for credit losses to total loans and leases was 1.77%  at March 31, 2013 compared to 1.72% and 1.50% at December 31, 2012 and March 31, 2012, respectively. Net recovery was  $105,000 during the three months ended March 31, 2013. Net charge-offs were $781,000 and $447,000 during the year ended December 31, 2012 and three months ended March 31, 2012, respectively. The percentage of net recovery to toal average loans and leases was 0.03% during the three months ended March 31, 2013. The percentage of net charge-offs to total average loans and leases were 0.21% and 0.11%  during the year ended December 31, 2012 and three months ended March 31, 2012, respectively. Management believes that the allowance for credit losses is adequate, but continues to monitor it along with other performance metrics including those ratios related to non-performing loans and leases. Management is not aware of any potential problem loans, which were accruing and current at March 31,

2013, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to DNB. Non-performing loans increased $5.8 million during the three month period ended March 31, 2013 due largely to two commercial construction credits totaling $4.3 million and one commercial mortgage credit for $1.1 million. Three loans which were already criticized assets and closely scrutinized went into collections status.  The bank is well-collateralized and we anticipate moving the properties into foreclosure and off the balance sheet over the next two quarters. Two are cash-flowing properties and management has already received strong interest from potential buyers. The third credit is a lot loan on what we feel is an attractive property. The ratio of the allowance for loan losses as a percentage of loans and leases was 1.77% at March 31, 2013 and 1.72% December 31, 2012 and reflects management's estimate of the level of inherent losses in the portfolio, which has been impacted by a recessionary economy, continued high unemployment, a weakened housing market and deterioration in income-producing properties.
We typically establish a general valuation allowance on classified loans which are not impaired. In establishing the general valuation allowance, we segregate these loans by category. The categories used by DNB include "doubtful," "substandard," "special mention," "watch list" and "pass." For commercial mortgage, commercial and construction loans, the determination of the category for each loan is based on periodic reviews of each loan by our lending and credit officers as well as an independent, third-party consultant. The reviews include a consideration of such factors as recent payment history, current financial data, cash flow, financial projections, collateral evaluations, guarantor or sponsorship financial strength and current economic and business conditions. Categories for residential mortgage and consumer loans are determined through a similar review. Classification of a loan within a category is based on identified weaknesses that increase the credit risk of loss on the loan. Each category carries a loss factor for the allowance percentage to be assigned to the loans within that category. The allowance percentage, is determined based on inherent losses associated with each type of lending as determined through consideration of our loss history with each type of loan, trends in credit quality and collateral values, and an evaluation of current economic and business conditions.
We establish a general allowance on non-classified loans to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem loans. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages to each category. An evaluation of each category is made to determine the need to further segregate the loans within each category by type. For our residential mortgage and consumer loan portfolios, we identify similar characteristics throughout the portfolio including credit scores, loan-to-value ratios and collateral. For our commercial mortgage and construction loan portfolios, a further analysis is made in which we segregated the loans by type based on the purpose of the loan and the collateral properties securing the loan. Various risk factors for each type of loan are considered, including the impact of general economic and business conditions, collateral value trends, credit quality trends and historical loss experience.
As of March 31, 2013, DNB had $17.5 million of non-performing assets, which included $16.3 million of non-performing or impaired loans and $1.2 million of OREO. This compares to $11.7 million of non-performaing assets at December 31, 2012 which included $10.4 million of non-performing or impaired loans and $1.2 million of OREO. Loans are reviewed for impairment in accordance with FASB ASC 310-10-35. Impaired loans can either be secured or unsecured, not including large groups of smaller balance loans that are collectively evaluated. Impairment is measured by the difference between the loan amount and the present value of the future cash flow discounted at the loan's effective interest rate. Management measures loans for impairment by using the fair value of collateral for collateral dependent loans. In general, management reduces the amount of the appraisal by the estimated cost of acquisition and disposition of the underlying collateral and compares that adjusted value with DNB's carrying value. As part of the general allowance, DNB reserves at the rate of approximately 6% to 10% on non-performing or impaired loans. DNB establishes a specific valuation allowance on impaired loans that have a collateral shortfall, including estimated costs to sell in comparison to the carrying value of the loan. Of the $15.6 million of impaired loans at March 31, 2013, $8.5 million had a valuation allowance of $1.7 million and $7.1 million had no specific allowance above the general allowance as of March 31, 2013.  Of the $12.3 million of impaired loans at December 31, 2012, $6.9 million had a valuation allowance of $1.0 million and $5.4 million had no specific allowance above the general allowance as of December 31, 2012.  For those impaired loans that management determined that no specific valuation allowance was necessary, management has reviewed the present value of the future cash flows or the appraisal for each loan and determined that there is no shortfall in the collateral. During the quarter ended March 31, 2013, we recognized no charge-offs related to impaired loans.  An impaired loan may not represent an expected loss.
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
Analysis of Allowance for Credit Losses
(Dollars in thousands)

	Three Months Ended March 31, 2013	Year Ended December 31, 2012	Three Months Ended March 31, 2012
Beginning balance	$6,838	$6,164	$6,164
Provisions	180	1,455	425
Loans charged off:
Residential mortgage	-	(99)	(18)
Commercial	(10)	(886)	(437)
Lease financing	-	(1)	-
Consumer	(5)	(31)	(8)
Total charged off	(15)	(1,017)	(463)
Recoveries:
Residential mortgage	65	21	5
Commercial	4	115	3
Lease financing	51	72	-
Consumer	-	28	8
Total recoveries	120	236	16
Ending balance	$7,123	$6,838	$6,142

Reserve for unfunded loan commitments	$165	$125	$96

The following table sets forth the composition of DNB's allowance for credit losses for the periods indicated.
Composition of Allowance for Credit Losses
(Dollars in thousands)

	Three Months Ended		Year Ended
	March 31, 2013		December 31, 2012
		Percent of		Percent of
		Loan Type		Loan Type
		to Total		to Total
	Amount	Loans	Amount	Loans
Residential mortgage	$327	6%	$306	6%
Commercial	5,889	83	5,136	83
Lease financing	2	0	3	0
Consumer	263	11	264	11
Unallocated	642	0	1,129	0
Total	$7,123	100%	$6,838	100%

Reserve for unfunded loan commitments	$165	-	$125	-
NON-INTEREST INCOME
Non-interest income includes service charges on deposit products; fees received in connection with the sale of non-depository products and services, including fiduciary and investment advisory services offered through DNB First Investment Management and Trust; securities brokerage products and services and insurance products and services offered through DNB Investments & Insurance; and other sources of income such as increases in the cash surrender value of Bank Owned Life Insurance ("BOLI"), net gains on sales of investment securities, SBA loans and other real estate owned ("OREO") properties. In addition, DNB receives fees for cash management, remote capture, merchant services, debit cards, safe deposit box rentals and similar activities.

Non-interest income for the three-month period ended March 31, 2013 was $1.20 million compared to $922,000 for the same period in 2012.  The $277,000 increase during the three months ended March 31, 2013 was mainly attributable to an increase of $147,000 in gains on sales of SBA loans, an increase of $59,000 in gains on sale of investments and an increase of $58,000 in DNB Investment Management and Trust.
NON-INTEREST EXPENSE
Non-interest expense for the three-month period ended March 31, 2013 was $4.39 million compared to $4.32 million for the same period in 2012.  This $71,000 increase was primarily due to the Boothwyn branch acquisition in June 2012 which contributed to a $51,000 increase in salary and employee benefits and a $43,000 increase in occupancy.  This was offset by a $35,000 decrease in furniture and equipment and an $18,000 decrease in advertising and marketing.
INCOME TAXES
Income tax expense for the three-month period ended March 31, 2013 was $430,000 compared to $446,000 for the same period in 2012. The effective tax rate for the three-month period ended March 31, 2013 was 26.8% compared to 28.8% for the same period in 2012. Income tax expense for each period differs from the amount determined at the statutory rate of 34.0% due to tax-exempt income on loans and investment securities, DNB's ownership of BOLI policies, and tax credits recognized on a low-income housing limited partnership.
ASSET QUALITY
Non-performing assets totaled $17.5 million at March 31, 2013 compared to $11.7 million at December 31, 2012 and $11.2 million at March 31, 2012. Total non-performing assets increased $5.8 million during the three months ended March 31, 2013. The

$5.8 million increase during the most recent quarter was primarily due to the addition of five non-accrual loans totalling $5.9 million.    As a result of the increase in non-performing loans, the non-performing loans to total loans ratio increased to 4.05% at March 31, 2013, up from 2.63% at December 31, 2012 and 1.79% at March 31, 2012. The non-performing assets to total assets ratio increased to 2.72% at March 31, 2013, up from 1.82% at December 31, 2012 and 1.79% at March 31, 2012. The allowance to non-performing loans and leases ratio decreased from 83.8% at March 31, 2012 to 43.8% at March 31, 2013. DNB continues to work diligently to improve asset quality by adhering to strict underwriting standards and improving lending policies and procedures. Non-performing assets have, and will continue to have, an impact on earnings; therefore management intends to continue working aggressively to reduce the level of such assets.
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
DNB's Credit Policy Committee monitors the performance of the loan and lease portfolio to identify potential problem assets on a timely basis. Committee members meet to design, implement and review asset recovery strategies, which serve to maximize the recovery of each troubled asset. As of March 31, 2013, DNB had $10.1 million of loans classified as substandard, which, although performing at that date, are believed to require increased supervision and review; and may, depending on the economic environment and other factors, become non-performing assets in future periods. The amount of such loans at December 31, 2012 was $14.2 million. The majority of the loans are secured by commercial real estate, with lesser amounts being secured by residential real estate, inventory and receivables.
The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, and (iii) OREO as a result of foreclosure or voluntary transfer to DNB as well as other repossessed assets. In addition, the table sets forth DNB's asset quality and allowance coverage ratios at the dates indicated:
Non-Performing Assets
(Dollars in thousands)

	March 31, 2013	December 31, 2012	March 31, 2012
Non-accrual loans:
Residential mortgage	$2,512	$2,196	$1,853
Commercial mortgage	5,998	2,804	290
Commercial	6,707	4,326	4,839
Lease financing	26	28	61
Consumer	209	211	150
Total non-accrual loans	15,452	9,565	7,193
Loans 90 days past due and still accruing	827	869	136
Total non-performing loans	16,279	10,434	7,329
Other real estate owned & other repossessed property	1,205	1,237	3,855
Total non-performing assets	$17,484	$11,671	$11,184
Asset quality ratios:
Non-performing loans to total loans	4.05%	2.63%	1.79%
Non-performing assets to total assets	2.72	1.82	1.79
Allowance for credit losses to:
Total loans and leases	1.77	1.72	1.50
Non-performing loans and leases	43.8	65.4	83.8

Included in the loan and lease portfolio are loans for which DNB has ceased the accrual of interest.  If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2013	2012	2012
Interest income which would have been
recorded under original terms	$213	$488	$91
Interest income recorded during the period	-	(372)	-
Net impact on interest income	$213	$116	$91
Impaired loans are measured for impairment using the fair value of the collateral for collateral dependent loans. Information regarding impaired loans is presented as follows:

	At and For the	At and For the	At and For the
	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2013	2012	2012
Total recorded investment	$15,642	$12,323	$7,335
Impaired loans with a specific allowance	8,496	6,891	2,114
Impaired loans without a specific allowance	7,146	5,432	5,221
Average recorded investment	12,700	13,388	7,455
Specific allowance allocation	1,733	1,015	826
Total cash collected	99	3,257	6
Interest income recorded	-	372	-
LIQUIDITY AND CAPITAL RESOURCES
Management maintains liquidity to meet depositors' needs for funds, to satisfy or fund loan commitments, and for other operating purposes.  DNB's foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding.  As part of its liquidity management, DNB maintains assets that comprise its primary liquidity, which totaled $122.5 million at March 31, 2013 compared to $132.8 million at December 31, 2012.  Primary liquidity includes investments, Federal funds sold and cash and due from banks, less pledged securities.  DNB also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.
 In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs.  Through these relationships, DNB has available credit of approximately $190.6 million.  As a member of the FHLB, we are eligible to borrow up to a specific credit limit which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of March 31, 2013, our Maximum Borrowing Capacity with the FHLB was $173.6 million. At March 31, 2013, DNB had borrowed $10.0 million and the FHLB had issued letters of credit, on DNB's behalf, totaling $20.0 million against its available credit lines. At March 31, 2013, we also had available $17.0 million of unsecured federal funds lines of credit with other financial institutions as well as $30.0 million of available short or long term funding through the Certificate of Deposit Account Registry Service (CDARS) program. Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.
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

At March 31, 2013, DNB had $77.8 million in un-funded loan commitments.  Management anticipates these commitments will be funded by means of normal cash flows. Certificates of deposit greater than or equal to $100,000 scheduled to mature in one year or less from March 31, 2013 totaled $35.6 million.  Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in cash and cash equivalents or by pay-downs and maturities of loans and investments.
The Corporation and the Bank have each met the definition of "well capitalized" for regulatory purposes on March 31, 2013.  The Bank's capital category is determined for the purposes of applying the bank regulators' "prompt corrective action" regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of the Corporation's or the Bank's overall financial condition or prospects. The Corporation's capital exceeds the FRB's minimum leverage ratio requirements for bank holding companies (see additional discussion included in Footnote 17 of DNB's 10-K).
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

					To Be Well
					Capitalized
					Under
					Prompt
			For Capital		Corrective
			Adequacy		Action
	Actual		Purposes		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation
March 31, 2013
Total risk-based capital	$72,892	16.0%	$36,463	8%	N/A	N/A
Tier 1 risk-based capital	67,180	14.65	18,232	4	N/A	N/A
Tier 1 (leverage) capital	67,180	10.48	25,630	4	N/A	N/A
December 31, 2012
Total risk-based capital	$71,775	15.9%	$36,153	8%	N/A	N/A
Tier 1 risk-based capital	66,115	14.6	18,076	4	N/A	N/A
Tier 1 (leverage) capital	66,115	10.5	25,189	4	N/A	N/A
DNB First, N.A.
March 31, 2013
Total risk-based capital	$72,852	16.0%	$36,430	8%	$45,538	10%
Tier 1 risk-based capital	67,140	14.65	18,215	4	27,323	6
Tier 1 (leverage) capital	67,140	10.5	25,570	4	31,963	5
December 31, 2012
Total risk-based capital	$71,737	15.9%	$36,119	8%	$45,149	10%
Tier 1 risk-based capital	66,077	14.6	18,060	4	27,090	6
Tier 1 (leverage) capital	66,077	10.5	25,110	4	31,387	5

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes an Economic Value of Equity ("EVE") model.  The EVE model measures the potential price risk of equity to changes in interest rates and factors in the optionality included on the balance sheet.  EVE analysis is used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points.  The EVE is likely to be different if rates change.  Results falling outside prescribed ranges may require action by management.  At March 31, 2013 and December 31, 2012, DNB's variance in the EVE as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the table below. The change as a percentage of the present value of equity with a 200 basis point increase at March 31, 2013 and December 31, 2012 was within DNB's negative 25% guideline.

(Dollars in thousands)	March 31, 2013			December 31, 2012
Change in rates	Flat	-200bp	+200bp	Flat	-200bp	+200bp
EVE	$66,456	$66,710	$50,310	$65,903	$61,701	$54,711
Change		254	(16,146)		(4,202)	(11,192)
Change as % of assets		0.04%	(2.52%)		(0.66%)	(1.75%)
Change as % of PV equity		0.4%	(24.3%)		(6.4%)	(17.0%)
ITEM 4- CONTROLS AND PROCEDURES
DNB's Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2013, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, Management has concluded that DNB's current disclosure controls and procedures are effective.
Management of DNB is responsible for establishing and maintaining adequate internal control over financial reporting for DNB, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  There was no change in DNB's "internal control over financial reporting" (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, DNB's internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Neither DNB nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material legal proceedings other than ordinary routine litigation incident to their businesses.
ITEM 1A. RISK FACTORS
Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the quarter ended March 31, 2013. The following table provides information on repurchases by DNB of its common stock in each month of the quarter ended March 31, 2013:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	Per Share	or Programs	Programs (a)

January 1, 2013- January 31, 2013	-	$-	-	$63,016

February 1, 2013- February 28, 2013	-	-	-	$63,016

March 1, 2013- March 31, 2013	-	-	-	$63,016

Total	-	$-	-
            On July 25, 2001, DNB authorized the buyback of up to 175,000 shares of its common stock over an indefinite period. On August 27, 2004, DNB increased the buyback from 175,000 to 325,000 shares of its common stock over an indefinite period.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
a) The following exhibits are filed or furnished herewith:

Exhibit Number	Description

3.1
Amended and Restated Articles of Incorporation, as amended effective December 8, 2008, filed March 31, 2009 as item 3(i) to Form 10-K for the fiscal year-ended December 31, 2008 (No. 1-34242) and incorporated herein by reference.

3.2	Bylaws of the Registrant as amended December 8, 2008, filed March 31, 2009 as item 3(ii) to Form 10-K for the fiscal year-ended December 31, 2008 (No. 1-34242) and incorporated herein by reference.
3.3
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

overmber
DNB FINANCIAL CORPORATION

May 10, 2013	BY:	/s/ William S. Latoff
William S. Latoff, Chairman of the Board and Chief Executive Officer

May 10, 2013	BY:	/s/ Gerald F. Sopp
Gerald F. Sopp, Chief Financial Officer and Executive Vice President

Exhibit Number	Exhibit Index Description
3.1
Amended and Restated Articles of Incorporation, as amended effective December 8, 2008, filed March 31, 2009 as item 3(i) to Form 10-K for the fiscal year-ended December 31, 2008 (No. 1-34242) and incorporated herein by reference.

3.2	Bylaws of the Registrant as amended December 8, 2008, filed March 31, 2009 as item 3(ii) to Form 10-K for the fiscal year-ended December 31, 2008 (No. 1-34242) and incorporated herein by reference.
3.3
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