Form 10-Q
period 2013-06-30
DNB FINANCIAL CORP /PA/
filed 2013-08-09
CIK 713671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: June 30, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 Par Value) (Class)	2,749,884 (Shares Outstanding as of August 9, 2013)

DNB FINANCIAL CORPORATION AND SUBSIDIARY

INDEX

	PART I - FINANCIAL INFORMATION	PAGE NO

ITEM 1.	FINANCIAL STATEMENTS (Unaudited):

	CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	June 30, 2013 and December 31, 2012	3

	CONSOLIDATED STATEMENTS OF INCOME
	Three and Six Months Ended June 30, 2013 and 2012	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three and Six Months Ended June 30, 2013 and 2012	5

	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	6
	Six Months Ended June 31, 2013 and 2012

	CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30, 2013 and 2012	7

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK,	45

ITEM 4.	CONTROLS AND PROCEDURES	46

	PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	46

ITEM 1A.	RISK FACTORS	46

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	46

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	47

ITEM 4.	MINE SAFETY DISCLOSURES	47

ITEM 5.	OTHER INFORMATION	47

ITEM 6.	EXHIBITS	47

SIGNATURES		48

EXHIBIT INDEX

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

DNB Financial Corporation and Subsidiary

Consolidated Statements of Financial Condition (Unaudited)

	June 30,	December 31,
(Dollars in thousands, except share and per share data)	2013	2012
Assets
Cash and due from banks	$54,040	$17,149
AFS investment securities (amortized cost of $132,765 and $134,035)	131,643	135,288
HTM investment securities (fair value of $66,147 and $68,307)	67,274	66,024
Total investment securities	198,917	201,312
Loans and leases	389,790	396,498
Allowance for credit losses	(6,690)	(6,838)
Net loans and leases	383,100	389,660
Restricted stock	2,964	3,426
Office property and equipment, net	8,117	8,456
Accrued interest receivable	2,463	2,470
OREO & other repossessed property	3,325	1,237
Bank owned life insurance (BOLI)	8,741	8,625
Core deposit intangible	146	181
Net deferred taxes	4,363	3,561
Other assets	1,449	3,491
Total assets	$667,625	$639,568
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$91,200	$85,055
Interest-bearing deposits:
NOW	177,027	161,844
Money market	137,142	122,953
Savings	62,918	58,256
Time	93,621	102,316
Total deposits	561,908	530,424
Federal Home Loan Bank of Pittsburgh (FHLBP) advances	10,000	20,000
Repurchase agreements	23,233	17,014
Junior subordinated debentures	9,279	9,279
Other borrowings	556	571
Total borrowings	43,068	46,864
Accrued interest payable	396	421
Other liabilities	4,850	5,154
Total liabilities	610,222	582,863
Stockholders’ Equity
Preferred stock, $10.00 par value;
1,000,000 shares authorized; $1,000 liquidation preference per share; 13,000 issued and outstanding	12,986	12,978
Common stock, $1.00 par value;
10,000,000 shares authorized; 2,896,703 issued	2,905	2,899
Treasury stock, at cost; 152,107 and 162,803, respectively	(2,802)	(2,999)
Surplus	34,350	34,274
Retained earnings	12,205	10,236
Accumulated other comprehensive loss, net	(2,241)	(683)
Total stockholders’ equity	57,403	56,705
Total liabilities and stockholders’ equity	$667,625	$639,568

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2013	2012	2013	2012
Interest Income:
Interest and fees on loans and leases	$4,875	$5,555	$9,699	$11,060
Interest and dividends on investment securities:
Taxable	720	861	1,401	1,584
Exempt from federal taxes	275	122	532	243
Interest on cash and cash equivalents	17	10	29	20
Total interest and dividend income	5,887	6,548	11,661	12,907
Interest Expense:
Interest on NOW, money market and savings	188	232	382	455
Interest on time deposits	277	403	568	837
Interest on FHLB advances	148	211	354	422
Interest on repurchase agreements	11	19	25	41
Interest on junior subordinated debentures	76	82	152	163
Interest on other borrowings	19	20	38	40
Total interest expense	719	967	1,519	1,958
Net interest income	5,168	5,581	10,142	10,949
Provision for credit losses	375	475	555	900
Net interest income after provision for credit losses	4,793	5,106	9,587	10,049
Non-interest Income:
Service charges	315	329	660	669
Wealth management	301	234	592	467
Increase in cash surrender value of BOLI	58	59	116	118
Gain on sale of investment securities, net	155	79	214	79
Gain on sale of SBA loans	16	158	163	158
Other fees	314	299	613	589
Total non-interest income	1,159	1,158	2,358	2,080
Non-interest Expense:
Salaries and employee benefits	2,251	2,174	4,615	4,487
Furniture and equipment	280	316	564	635
Occupancy	492	463	1,011	939
Professional and consulting	263	306	580	618
Advertising and marketing	167	137	327	315
Printing and supplies	47	65	88	101
FDIC insurance	158	126	263	233
PA shares tax	153	141	307	283
Telecommunications	57	54	115	105
Postage	20	23	41	38
Loss on sale or write down of OREO	18	-	28	17
Other expenses	366	470	721	821
Total non-interest expense	4,272	4,275	8,660	8,592
Income before income tax expense	1,680	1,989	3,285	3,537
Income tax expense	430	589	860	1,035
Net income	$1,250	$1,400	$2,425	$2,502
Preferred stock dividends and accretion of discount	36	130	73	258
Net income available to Common Shareholders	$1,214	$1,270	$2,352	$2,244
Earnings per common share:
Basic	$0.44	$0.47	$0.86	$0.83
Diluted	$0.44	$0.46	$0.85	$0.82
Cash dividends per common share	$0.07	$0.05	$0.14	$0.10
Weighted average common shares outstanding:
Basic	2,740,756	2,707,662	2,733,051	2,704,816
Diluted	2,773,637	2,735,808	2,767,847	2,730,800

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Net income	$1,250	$1,400	$2,425	$2,502
Other Comprehensive (Loss) Income:
Unrealized holding (losses) gains arising during the period
Before tax amount	(1,993)	131	(2,161)	755
Tax effect	678	(45)	734	(256)
Net of tax	(1,315)	86	(1,427)	499
Accretion of discount on AFS to HTM reclassification
Before tax amount	6	9	14	18
Tax effect	(1)	(3)	(4)	(6)
Net of tax	5	6	10	12
Less reclassification for gains included in net income
Before tax amount	(155)	(79)	(214)	(79)
Tax effect	52	27	73	27
Net of tax	(103)	(52)	(141)	(52)
Other comprehensive (loss) income - securities	(1,413)	40	(1,558)	459
Total other comprehensive (loss) income	(1,413)	40	(1,558)	459
Total comprehensive (loss) income	$(163)	$1,440	$867	$2,961

See accompanying notes to unaudited consolidated financial statements.

DNB FINANCIAL CORPORATION AND Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

						Accumulated
						Other
	Preferred	Common	Treasury		Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at January 1, 2013	$12,978	$2,899	$(2,999)	$34,274	$10,236	$(683)	$56,705
Net income for six months ended June 30, 2013	-	-	-	-	2,425	-	2,425
Other comprehensive loss	-	-	-	-	-	(1,558)	(1,558)
SBLF issuance costs accretion	8	-	-	-	(8)	-	-
Restricted stock compensation expense	-	6	-	66	-	-	72
Stock option compensation expense	-	-	-	34	-	-	34
Cash dividends - common ($0.14 per share)	-	-	-	-	(383)	-	(383)
Cash dividends SBLF preferred	-	-	-	-	(65)	-	(65)
Sale of treasury shares to 401(k) (7,096 shares)	-	-	131	(16)	-	-	115
Sale of treasury shares to deferred comp. plan (3,600 shares)	-	-	66	(8)	-	-	58
Balance at June 30, 2013	$12,986	$2,905	$(2,802)	$34,350	$12,205	$(2,241)	$57,403

						Accumulated
						Other
	Preferred	Common	Treasury		Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at January 1, 2012	$12,962	$2,891	$(3,471)	$34,279	$5,871	$(1,476)	$51,056
Net income for six months ended June 30, 2012	-	-	-	-	2,502	-	2,502
Other comprehensive income	-	-	-	-	-	459	459
SBLF issuance costs accretion	8	-	-	-	(8)	-	-
Restricted stock compensation expense	-	4	-	32	-	-	36
Stock option compensation expense	-	-	-	35	-	-	35
Cash dividends - common ($0.10 per share)	-	-	-	-	(271)	-	(271)
Cash dividends SBLF preferred	-	-	-	-	(250)	-	(250)
Sale of treasury shares to 401(k) (9,045 shares)	-	-	172	(61)	-	-	111
Sale of treasury shares to deferred comp. plan (4,360 shares)	-	-	81	(27)	-	-	54
Balance at June 30, 2012	$12,970	$2,895	$(3,218)	$34,258	$7,844	$(1,017)	$53,732

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2013	2012
Cash Flows From Operating Activities:
Net income	$2,425	$2,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,110	956
Provision for credit losses	555	900
Stock based compensation	106	71
Net gain on sale of securities	(214)	(79)
Net loss on sale and write down of OREO and other repossessed property	28	17
Earnings from investment in BOLI	(116)	(118)
Deferred tax expense	-	(24)
Proceeds from sales of SBA loans	2,740	3,013
SBA loans originated for sale	(2,577)	(2,855)
Gain on sale of SBA loans	(163)	(158)
Decrease (increase) in accrued interest receivable	7	(109)
Decrease in other assets	2,047	208
Decrease in accrued interest payable	(25)	(11)
(Decrease) increase in other liabilities	(304)	623
Net Cash Provided By Operating Activities	5,619	4,936
Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Sales	22,549	9,822
Maturities, repayments and calls	11,994	21,474
Purchases	(33,663)	(51,253)
Activity in held-to-maturity securities:
Maturities, repayments and calls	3,459	3,208
Purchases	(4,714)	(22,839)
Net decrease in restricted stock	462	157
Net decrease (increase) in loans and leases	3,767	(4,381)
Net purchases of property and equipment, less proceeds from disposals	(117)	(1,150)
Proceeds from sale of OREO and other repossessed property	122	191
Net Cash Provided By (Used In) Investing Activities	3,859	(44,771)
Cash Flows From Financing Activities:
Net increase in deposits	31,484	29,033
Repayment of FHLBP advances	(10,000)	-
Net increase (decrease) in short term repurchase agreements	6,219	(5,184)
Decrease in other borrowings	(15)	(14)
Dividends paid	(448)	(656)
Sale of treasury stock, net	173	165
Net Cash Provided by Financing Activities	27,413	23,344
Net Change in Cash and Cash Equivalents	36,891	(16,491)
Cash and Cash Equivalents at Beginning of Period	17,149	32,877
Cash and Cash Equivalents at End of Period	$54,040	$16,386
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,544	$1,969
Income taxes	1,503	551
Supplemental Disclosure of Non-cash Flow Information:
Transfers from loans and leases to real estate owned and other repossessed property	2,238	10
Business combinations:
Non-cash assets acquired:
Loans and leases	-	66
Property and equipment	-	686
Total non-cash assets acquired	-	752
Liabilities assumed:
Accrued interest payable	-	(5)
Deposits	-	15,861
Total liabilities assumed	-	15,856
Net non-cash liabilities assumed:	-	15,104
Core deposit intangible	-	130
Net cash and cash equivalents acquired	$-	$15,234

See accompanying notes to unaudited consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, DNB First, National Association (the "Bank") have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior amounts not affecting net income are reclassified when necessary to conform to current period classifications. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results which may be expected for the entire year.  The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2012.

Subsequent Events-- Management has evaluated events and transactions occurring subsequent to June 30, 2013 for items that should potentially be recognized or disclosed in these Consolidated Financial Statements. The evaluation was conducted through the date these financial statements were issued.

Recent Accounting Pronouncements- In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments in this ASU require an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. In addition, the amendments require a cross-reference to other disclosures currently required for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period. Companies should apply these amendments for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The Company has included the required disclosures from ASU 2013-02 in the consolidated financial statements.

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

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3: INVESTMENT SECURITIES

The amortized cost and fair values of investment securities, as of the dates indicated, are summarized as follows:

	June 30, 2013
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$7,379	$257	$-	$7,636
Government Sponsored Entities (GSE) mortgage-backed securities	7,026	220	(5)	7,241
Corporate bonds	6,389	295	(3)	6,681
Collateralized mortgage obligations GSE	5,857	43	(64)	5,836
State and municipal tax-exempt	40,623	174	(2,044)	38,753
Total	$67,274	$989	$(2,116)	$66,147

Available For Sale
US Government agency obligations	$40,894	$28	$(405)	$40,517
GSE mortgage-backed securities	24,455	153	(371)	24,237
Collateralized mortgage obligations GSE	26,816	91	(625)	26,282
Corporate bonds	35,138	403	(359)	35,182
State and municipal tax-exempt	4,185	1	(23)	4,163
Certificates of deposit	1,250	4	(8)	1,246
Equity securities	27	1	(12)	16
Total	$132,765	$681	$(1,803)	$131,643

	December 31, 2012
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$7,266	$563	$-	$7,829
Government Sponsored Entities (GSE) mortgage-backed securities	9,135	435	-	9,570
Corporate bonds	6,500	371	(11)	6,860
Collateralized mortgage obligations GSE	7,204	185	-	7,389
State and municipal tax-exempt	35,919	759	(19)	36,659
Total	$66,024	$2,313	$(30)	$68,307

Available For Sale
US Government agency obligations	$35,424	$133	$(18)	$35,539
GSE mortgage-backed securities	21,885	507	-	22,392
Collateralized mortgage obligations GSE	21,526	151	(27)	21,650
Corporate bonds	41,005	772	(330)	41,447
State and municipal tax-exempt	3,195	1	(11)	3,185
Asset-backed securities	9,723	90	-	9,813
Certificates of deposit	1,250	3	(5)	1,248
Equity securities	27	-	(13)	14
Total	$134,035	$1,657	$(404)	$135,288

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The table below details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at June 30, 2013 and December 31, 2012.

	June 30, 2013
			Fair Value	Unrealized	Fair Value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
GSE mortgage-backed securities	$314	$(5)	$314	$(5)	$-	$-
Corporate bonds	512	(3)	512	(3)	-	-
Collateralized mortgage obligations GSE	680	(64)	680	(64)	-	-
State and Municipal tax-exempt	26,208	(2,044)	26,208	(2,044)	-	-
Total	$27,714	$(2,116)	$27,714	$(2,116)	$-	$-
Available For Sale
US Government agency obligations	$25,201	$(405)	$25,201	$(405)	$-	$-
GSE mortgage-backed securities	17,557	(371)	17,557	(371)	-	-
Collateralized mortgage obligations GSE	19,245	(625)	19,245	(625)	-	-
Corporate bonds	14,339	(359)	9,939	(259)	4,400	(100)
State and Municipal tax-exempt	2,079	(23)	1,304	(7)	775	(16)
Certificates of deposit	742	(8)	742	(8)	-	-
Equity securities	11	(12)	-	-	11	(12)
Total	$79,174	$(1,803)	$73,988	$(1,675)	$5,186	$(128)

	December 31, 2012
			Fair Value	Unrealized	Fair Value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
Corporate bonds	$2,587	$(11)	$2,587	$(11)	$-	$-
State and municipal tax-exempt	8,690	(19)	8,690	(19)	-	-
Total	$11,277	$(30)	$11,277	$(30)	$-	$-
Available For Sale
US Government agency obligations	$10,238	$(18)	$10,238	$(18)	$-	$-
Collateralized mortgage obligations GSE	4,703	(27)	4,703	(27)	-	-
Corporate bonds	15,989	(330)	12,604	(215)	3,385	(115)
State and municipal tax-exempt	1,095	(11)	1,095	(11)	-	-
Certificates of deposits	745	(5)	745	(5)	-	-
Equity securities	14	(13)	-	-	14	(13)
Total	$32,784	$(404)	$29,385	$(276)	$3,399	$(128)

As of June 30, 2013, there were eleven mortgage-backed securities, eleven corporate bonds, seventeen U.S. agency obligations, fourteen collateralized mortgage obligations, forty-two tax-exempt municipalities, three certificates of deposit, and five equity securities which were in an unrealized loss position. DNB does not intend to sell these securities and management of DNB does not expect to be required to sell any of these securities prior to a recovery of its cost basis. Management does not believe any individual unrealized loss as of June 30, 2013 represents an other-than-temporary impairment. There were two tax-exempt municipalities, three corporate bonds, and five equity securities that were impaired for more than 12 months, none of which had an unrealized loss greater than 10% of the book value.  There were fourteen tax-exempt municipal securities and one collateralized mortgage obligation that had an unrealized loss greater than 10% of the book value, but were impaired for less than 12 months. DNB reviews its investment portfolio on a quarterly basis judging each investment for other-than-temporary impairment (OTTI). The OTTI analysis focuses on duration and amount by which a security is below book. As of June 30, 2013, the following securities were reviewed:

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tax-exempt municipal securities There are 42 impaired securities classified as Municipal. Two have been impaired for more than twelve months, but do not have a loss greater than 10% of the book value, and 14 have a loss greater than 10% of the book value, but have been impaired for less than 12 months. All of the issuers that are listed have never deferred or defaulted on interest payments, so credit risk is acceptable. Twelve of the impaired municipals are school districts that have state qualified school aid, eight of which have additional private insurance. The remaining are three townships and one insured county, all of which have strong underlying ratings.

Corporate Securities The unrealized loss on three investments in the corporate bond portfolio was caused by a number of factors. Some of the bonds have had downgrades since they were purchased. Some of the corporates have been affected by the market's perception of the impact of sovereign debit holdings and spreads on the financial sector have widened since they were purchased. The book value of the three securities is $4.5 million and the unrealized loss is $100,000 or 2.2%.  All of the bonds have been impaired for more than twelve months and have a loss less than 10% of the book value. The contractual terms of those investments do not permit the issuer to settle these securities at a price less than the par value of the investments. Based on this analysis and an evaluation of DNB’s ability and intent to hold these securities for a reasonable period of time sufficient for each security to increase to DNB’s cost, DNB does not intend to sell these securities and it is not more likely than not that DNB will be required to sell the securities before recovery of their cost, DNB does not consider these securities to be other-than-temporarily impaired at June 30, 2013.

Equity securities.  DNB’s investment in five marketable equity securities consists primarily of securities in common stock of community banks in Pennsylvania. The unrealized losses on the five securities in the equity securities portfolio were all impaired for more than twelve months. The severity and duration of the impairment are driven by higher collateral losses, wider credit spreads, and changes in interest rates within the financial services sector. DNB evaluated the prospects of all issuers in relation to the severity and duration of the impairment. These securities have been adversely impacted by the effects of the current economic environment on the financial services industry. We evaluated each of the underlying banks for credit impairment based on its financial condition and performance. As of June 30, 2013, we did not intend to sell and it was not more-likely-than-not that we would be required to sell any of these securities before recovery of their amortized cost basis. Based on our evaluation and expectation that these investments will recover within a reasonable period of time, we do not consider these investments to be other-than-temporarily impaired at June 30, 2013.

The amortized cost and fair value of investment securities as of June 30, 2013, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid without penalties.

	Held to Maturity		Available for Sale
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$-	$-	$8,450	$8,468
Due after one year through five years	-	-	37,794	37,935
Due after five years through ten years	24,564	24,829	34,237	33,788
Due after ten years	42,710	41,318	52,257	51,436
No stated maturity	-	-	27	16
Total investment securities	$67,274	$66,147	$132,765	$131,643

DNB sold $22.5 million and $9.8 million from the Available For Sale portfolio during the six month periods ending June 30, 2013 and 2012, respectively. Gains and losses resulting from investment sales, redemptions or calls were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Gross realized gains-AFS	$155	$85	$471	$85
Gross realized losses-AFS	-	(6)	(257)	(6)
Net realized gain	$155	$79	$214	$79

At June 30, 2013 and December 31, 2012, investment securities with a carrying value of approximately $129.1 million and $90.0 million, respectively, were pledged to secure public funds, repurchase agreements  and for other purposes as required by law.

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4: LOANS AND LEASES

The following table sets forth information concerning the composition of total loans and leases outstanding, as of the dates indicated.

(Dollars in thousands)	June 30, 2013	December 31, 2012
Residential mortgage	$24,788	$25,835
Commercial mortgage	227,467	234,202
Commercial:
Commercial term	80,591	81,888
Commercial construction	14,330	12,247
Lease financing	4	67
Consumer:
Home equity	36,200	35,322
Other	6,410	6,937
Total loans and leases	$389,790	$396,498
Less allowance for credit losses	(6,690)	(6,838)
Net loans and leases	$383,100	$389,660

Included in the loan portfolio are loans for which DNB has ceased the accrual of interest (i.e. non-accrual loans). Loans of approximately $10.0 million and $9.6 million as of June 30, 2013 and December 31, 2012, respectively, were on a non-accrual basis. DNB also had loans of approximately $106,000 and $869,000 that were 90 days or more delinquent, but still accruing, as of June 30, 2013 and December 31, 2012, respectively. If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

	Six Months Ended
	June 30,
(Dollars in thousands)	2013	2012
Interest income which would have been recorded under original terms	$378	$224
Interest income recorded during the period	(3)	(56)
Net impact on interest income	$375	$168

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5: ALLOWANCE FOR CREDIT LOSSES

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of June 30, 2013 and December 31, 2012.

Age Analysis of Past Due Loans Receivables

					June 30, 2013
							Loans
							Receivable
	30-59	60-89	Greater			Total	> 90
	Days Past	Days Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivables	Accruing
Residential mortgage	$316	$131	$2,371	$2,818	$21,970	$24,788	$106
Commercial mortgage	525	-	3,286	3,811	223,656	227,467	-
Commercial:
Commercial term	-	-	-	-	80,591	80,591	-
Commercial construction	-	-	4,326	4,326	10,004	14,330	-
Lease financing	4	-	-	4	-	4	-
Consumer:
Home equity	151	78	60	289	35,911	36,200	-
Other	96	17	23	136	6,274	6,410	-
Total	$1,092	$226	$10,066	$11,384	$378,406	$389,790	$106

					December 31, 2012
							Loans
							Receivable
	30-59	60-89	Greater			Total	> 90
	Days Past	Days Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivables	Accruing
Residential mortgage	$692	$319	$2,256	$3,267	$22,568	$25,835	$60
Commercial mortgage	68	-	3,514	3,582	230,620	234,202	710
Commercial:
Commercial term	-	-	-	-	81,888	81,888	-
Commercial construction	-	-	2,031	2,031	10,216	12,247	-
Lease financing	-	-	28	28	39	67	-
Consumer:
Home equity	162	-	152	314	35,008	35,322	92
Other	95	-	54	149	6,788	6,937	7
Total	$1,017	$319	$8,035	$9,371	$387,127	$396,498	$869

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize information in regards to impaired loans by loan portfolio class as of and for the six months ended June 30, 2013 and as of and for the year ended December 31, 2012.

Impaired Loans

	June 30, 2013			December 31, 2012
	Recorded	Unpaid	Related	Recorded	Unpaid	Related
	Investment	Principal	Allowance	Investment	Principal	Allowance
(Dollars in thousands)		Balance			Balance
With no related allowance recorded:
Residential mortgage	$2,444	$3,042	$-	$2,386	$2,883	$-
Commercial mortgage	2,155	2,207	-	2,807	2,814	-
Commercial:
Commercial term	-	3	-	-	3	-
Commercial construction	-	-	-	-	-	-
Lease financing	-	-	-	28	36	-
Consumer:
Home equity	60	68	-	64	72	-
Other	102	102	-	147	147	-
Total	$4,761	$5,422	$-	$5,432	$5,955	$-
With allowance recorded:
Residential mortgage	-	-	-	-	-	-
Commercial mortgage	1,131	1,133	217	2,565	2,569	151
Commercial:
Commercial term	-	-	-	-	-	-
Commercial construction	4,326	4,864	1,709	4,326	4,864	864
Lease financing	-	-	-	-	-	-
Consumer:
Home equity	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	$5,457	$5,997	$1,926	$6,891	$7,433	$1,015
Total:
Residential mortgage	2,444	3,042	-	2,386	2,883	-
Commercial mortgage	3,286	3,340	217	5,372	5,383	151
Commercial:
Commercial term	-	3	-	-	3	-
Commercial construction	4,326	4,864	1,709	4,326	4,864	864
Lease financing	-	-	-	28	36	-
Consumer:
Home equity	60	68	-	64	72	-
Other	102	102	-	147	147	-
Total	$10,218	$11,419	$1,926	$12,323	$13,388	$1,015

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Residential mortgage	$2,414	$-	$2,212	$-	$2,405	$-	$2,146	$-
Commercial mortgage	2,250	-	223	1	2,436	-	149	1
Commercial:
Commercial term	-	-	144	12	-	-	163	12
Commercial construction	1,091	-	3,333	-	727	-	2,326	-
Lease financing	13	-	60	-	18	-	60	-
Consumer:
Home equity	61	-	90	2	62	-	80	2
Other	124	3	64	2	132	3	73	2
Total	$5,953	$3	$6,126	$17	$5,780	$3	$4,997	$17
With allowance recorded:
Residential mortgage	159	-	-	-	106	-	-	-
Commercial mortgage	2,392	-	83	-	2,449	-	760	-
Commercial:
Commercial term	100	-	-	-	67	-	-	-
Commercial construction	4,326	-	2,031	39	4,326	-	2,261	39
Lease financing	-	-	-	-	-	-	-	-
Consumer:
Home equity	-	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-	-
Total	$6,977	$-	$2,114	$39	$6,948	$-	$3,021	$39
Total:
Residential mortgage	2,573	-	2,212	-	2,511	-	2,146	-
Commercial mortgage	4,642	-	306	1	4,885	-	909	1
Commercial:
Commercial term	100	-	144	12	67	-	163	12
Commercial construction	5,417	-	5,364	39	5,053	-	4,587	39
Lease financing	13	-	60	-	18	-	60	-
Consumer:
Home equity	61	-	90	2	62	-	80	2
Other	124	3	64	2	132	3	73	2
Total	$12,930	$3	$8,240	$56	$12,728	$3	$8,018	$56

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within DNB’s internal risk rating system as of June 30, 2013 and December 31, 2012.

Credit Quality Indicators

	June 30, 2013
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$22,414	$-	$2,374	$-	$24,788
Commercial mortgage	208,035	9,743	9,689	-	227,467
Commercial:
Commercial term	80,315	73	203	-	80,591
Commercial construction	8,987	-	3,312	2,031	14,330
Lease financing	4	-	-	-	4
Consumer:
Home equity	35,949	-	251	-	36,200
Other	6,406	-	4	-	6,410
Total	$362,110	$9,816	$15,833	$2,031	$389,790

	December 31, 2012
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$23,346	$-	$2,489	$-	$25,835
Commercial mortgage	211,001	10,847	12,354	-	234,202
Commercial:
Commercial term	81,394	73	421	-	81,888
Commercial construction	4,018	-	6,198	2,031	12,247
Lease financing	67	-	-	-	67
Consumer:
Home equity	35,069	-	253	-	35,322
Other	6,933	-	4	-	6,937
Total	$361,828	$10,920	$21,719	$2,031	$396,498

The following tables set forth the composition of DNB’s allowance for credit losses as of June 30, 2013 and December 31, 2012, the activity for the three and six months ended June 30, 2013 and 2012 and as of and for the year ended December 31, 2012.

Allowance for Credit Losses and Recorded Investment in Loans Receivables

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	mortgage	mortgage	term	construction	financing	home equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - April 1, 2013	$327	$3,248	$711	$1,930	$2	$180	$83	$642	$7,123
Charge-offs	(184)	(394)	(212)	-	(26)	-	-	-	(816)
Recoveries	5	-	1	-	2	-	-	-	8
Provisions	161	256	(16)	74	22	1	(3)	(120)	375
Ending balance - June 30, 2013	$309	$3,110	$484	$2,004	$-	$181	$80	$522	$6,690

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	mortgage	mortgage	term	construction	financing	home equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2013	$306	$3,094	$506	$1,536	$3	$178	$86	$1,129	$6,838
Charge-offs	(184)	(394)	(222)	-	(26)	-	(5)	-	(831)
Recoveries	70	-	5	-	53	-	-	-	128
Provisions	117	410	195	468	(30)	3	(1)	(607)	555
Ending balance - June 30, 2013	$309	$3,110	$484	$2,004	$-	$181	$80	$522	$6,690

Ending balance: individually evaluated for impairment	$-	$217	$-	$1,709	$-	$-	$-	$-	$1,926

Ending balance: collectively evaluated for impairment	$309	$2,893	$484	$295	$-	$181	$80	$522	$4,764
Loans receivables:
Ending balance	$24,788	$227,467	$80,591	$14,330	$4	$36,200	$6,410		$389,790

Ending balance: individually evaluated for impairment	$2,444	$3,286	$-	$4,326	$-	$60	$102		$10,218

Ending balance: collectively evaluated for impairment	$22,344	$224,181	$80,591	$10,004	$4	$36,140	$6,308		$379,572

Reserve for unfunded loan commitments	$-	$11	$81	$41	$-	$9	$-		$142

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	mortgage	mortgage	term	construction	financing	home equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - April 1, 2012	$376	$2,734	$505	$1,728	$7	$180	$93	$519	$6,142
Charge-offs	-	-	(7)	(422)	(1)	-	(1)	-	(431)
Recoveries	5	-	-	-	10	-	13	-	28
Provisions	(3)	126	(13)	149	(11)	(4)	(13)	244	475
Ending balance - June 30, 2012	$378	$2,860	$485	$1,455	$5	$176	$92	$763	$6,214

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	mortgage	mortgage	term	construction	financing	home equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2012	$383	$3,442	$474	$1,029	$10	$165	$95	$566	$6,164
Charge-offs	(18)	-	(18)	(848)	(1)	-	(9)	-	(894)
Recoveries	10	-	3	-	10	-	21	-	44
Provisions	3	(582)	26	1,274	(14)	11	(15)	197	900
Ending balance - June 30, 2012	$378	$2,860	$485	$1,455	$5	$176	$92	$763	$6,214

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	mortgage	mortgage	term	construction	financing	home equity	Other		Unallocated	Total
Allowance for credit losses:
Ending balance - December 31, 2012	$306	$3,094	$506	$1,536	$3	$178	$86		$1,129	$6,838
Ending balance: individually evaluated for impairment	$-	$151	$-	$864	$-	$-	$-		$-	$1,015
Ending balance: collectively evaluated for impairment	$306	$2,943	$506	$672	$3	$178	$86		$1,129	$5,823
Loans receivables:
Ending balance	$25,835	$234,202	$81,888	$12,247	$67	$35,322	$6,937			$396,498
Ending balance: individually evaluated for impairment	$2,386	$5,372	$-	$4,326	$28	$64	$147			$12,323
Ending balance: collectively evaluated for impairment	$23,449	$228,830	$81,888	$7,921	$39	$35,258	$6,790			$384,175
Reserve for unfunded loan commitments	$-	$9	$71	$35	$-	$10	$-	$		$125

NOTE 6: EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the treasury stock method and reflects the potential dilution that could occur from the exercise of stock options, and warrants and the amortized portion of unvested stock awards. Stock options and unvested stock awards for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. Treasury shares are not deemed outstanding for calculations. There were no outstanding stock warrants in 2013 and 2012, 128,568 anti-dilutive stock options outstanding, and no anti-dilutive stock awards outstanding at June 30, 2013. There were no anti-dilutive stock warrants outstanding, 148,459 anti-dilutive stock options outstanding, and no anti-dilutive stock awards outstanding at June 30, 2012. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended			Six Months Ended
	June 30, 2013			June 30, 2013
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$1,214	2,741	$0.44	$2,352	2,733	$0.86
Effect of potential dilutive common stock equivalents– stock options and restricted shares	-	33	-	-	35	(0.01)
Diluted EPS
Income available to common stockholders after assumed conversions	$1,214	2,774	$0.44	$2,352	2,768	$0.85

	Three Months Ended			Six Months Ended
	June 30, 2012			June 30, 2012
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$1,270	2,708	$0.47	$2,244	2,705	$0.83
Effect of potential dilutive common stock equivalents– stock options, restricted shares and warrants	-	28	(0.01)	-	26	(0.01)
Diluted EPS
Income available to common stockholders after assumed conversions	$1,270	2,736	$0.46	$2,244	2,731	$0.82

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7: ACCUMULATED OTHER COMPREHENSIVE INCOME

            The components of accumulated other comprehensive loss included in stockholders' equity are as follows:

Accumulated Other Comprehensive Income (Unaudited)	Before-Tax	Tax	Net-of-Tax
(Dollars in thousands)	Amount	Effect	Amount
June 30, 2013
Net unrealized loss on AFS securities	$(1,122)	$381	$(741)
Discount on AFS to HTM reclassification	(40)	14	(26)
Unrealized actuarial losses-pension	(2,233)	759	(1,474)
Total of all items above	$(3,395)	$1,154	$(2,241)
December 31, 2012
Net unrealized gain on AFS securities	$1,253	$(426)	$827
Discount on AFS to HTM reclassification	(54)	18	(36)
Unrealized actuarial losses-pension	(2,233)	759	(1,474)
Total of all items above	$(1,034)	$351	$(683)

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

DNB Capital Trust I

DNB’s first issuance of junior subordinated debentures was on July 20, 2001. This issuance of debentures are floating rate and were issued to DNB Capital Trust I, a Delaware business trust in which DNB owns all of the common equity. DNB Capital Trust I issued $5.0 million of floating rate (6 month Libor plus 3.75%, with a cap of 12%) capital preferred securities to a qualified institutional buyer. The proceeds of these securities were used by the Trust, along with DNB’s capital contribution, to purchase $5.2 million principal amount of DNB’s floating rate junior subordinated debentures. The preferred securities have been redeemable since July 25, 2006 and must be redeemed upon maturity of the debentures on July 25, 2031.

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

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9: STOCK-BASED COMPENSATION

Stock Option Plan

            DNB has a Stock Option Plan for employees and directors. Under the plan, options (both qualified and non-qualified) to purchase a maximum of 793,368 (as adjusted for subsequent stock dividends) shares of DNB’s common stock could be issued to employees and directors. Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years. Vesting of options under the plan is determined by the Plan Committee. There were 328,964 shares available for grant at June 30, 2013. All options with the exception of 44,600 options granted on April 23, 2010 and 44,600 options granted on December 12, 2011 are immediately exercisable. DNB expensed $34,000 during the six months ended June 30, 2013 and anticipates additional expense of $19,000 through April 23, 2014 for the options granted on April 23, 2010 and $66,000 through December 12, 2014 for the options granted on December 12, 2011, the dates the options can first be exercised. Stock option activity is indicated below.

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2013	214,618	$15.98
Issued	-	-
Exercised	-	-
Forfeited	1,000	10.31
Expired	-	-
Outstanding June 30, 2013	213,618	$16.00

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2012	236,438	$15.98
Issued	-	-
Exercised	-	-
Forfeited	1,000	6.93
Expired	-	-
Outstanding June 30, 2012	235,438	$16.01

The weighted-average price and weighted average remaining contractual life for the outstanding options are listed below for the dates indicated.

June 30, 2013
Range of			Weighted Average
Exercise	Number	Number	Exercise	Remaining	Intrinsic
Prices	Outstanding	Exercisable	Price	Contractual Life	Value
$6.93-10.99	85,050	-	$8.65	4.65 years	$770,000
14.00-19.99	61,715	61,715	17.62	2.22 years	-
20.00-22.99	18,812	18,812	22.78	1.48 years	-
23.00-24.27	48,041	48,041	24.27	1.80 years	-
Total	213,618	128,568	$16.00	3.03 years	$770,000

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2012
Range of			Weighted Average
Exercise	Number	Number	Exercise	Remaining	Intrinsic
Prices	Outstanding	Exercisable	Price	Contractual Life	Value
$6.93-10.99	87,200	-	$8.66	5.65 years	$422,000
14.00-19.99	81,096	81,096	17.44	2.46 years	-
20.00-22.99	19,101	19,101	22.78	2.48 years	-
23.00-24.27	48,041	48,041	24.27	2.80 years	-
Total	235,438	148,238	$16.01	3.71 years	$422,000

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

Share awards granted by the Plan were recorded at the date of award based on the market value of shares.  Awards are being amortized to expense over the three-year cliff-vesting period. DNB records compensation expense equal to the value of the shares being amortized.  For the three and six month periods ended June 30, 2013, $32,000 and $72,000 were amortized to expense, respectively. For the three and six month periods ended June 30, 2012, $18,000 and $36,000 were amortized to expense, respectively. As of June 30, 2013, there was approximately $339,000 in additional compensation that will be recognized over the remaining service period of approximately 2.18 years. At June 30, 2013, 158,754 shares were reserved for future grants under the Plan.

Stock grant activity is indicated below:

		Weighted Average
	Shares	Stock Price
Non-vested stock awards—January 1, 2013	48,270	$11.39
Granted	-	-
Forfeited	400	15.56
Vested	14,200	6.93
Non-vested stock awards—June 30, 2013	33,670	$13.22

		Weighted Average
	Shares	Stock Price
Non-vested stock awards—January 1, 2012	29,200	$8.67
Granted	-	-
Forfeited	-	-
Vested	-	-
Non-vested stock awards—June 30, 2012	29,200	$8.67

NOTE 10:  INCOME TAXES

            As of June 30, 2013, the Corporation had no material unrecognized tax benefits or accrued interest and penalties. It is the Corporation’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.  Federal and state tax years 2009 through 2011 were open for examination as of June 30, 2013.

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

The following table summarizes the assets at June 30, 2013 and December 31, 2012 that are recognized on DNB’s balance sheet using fair value measurement determined based on the differing levels of input:

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	June 30, 2013

(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities:
US Government agency obligations	$-	$40,517	$-	$40,517
GSE mortgage-backed securities	-	24,237	-	24,237
Collateralized mortgage obligations GSE	-	26,282	-	26,282
Corporate bonds	-	35,182	-	35,182
State and municipal tax-exempt	-	4,163	-	4,163
Certificates of deposit	-	1,246	-	1,246
Equity securities	16	-	-	16
Total assets measured at fair value on a recurring basis	$16	$131,627	$-	$131,643

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$3,531	$3,531
OREO and other repossessed property	-	-	2,232	2,232
Total assets measured at fair value on a nonrecurring basis	$-	$-	$5,763	$5,763

	December 31, 2012

(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities:
US Government agency obligations	$-	$35,539	$-	$35,539
GSE mortgage-backed securities	-	22,392	-	22,392
Collateralized mortgage obligations GSE	-	21,650	-	21,650
Corporate bonds	-	41,447	-	41,447
State and municipal tax-exempt	-	3,185	-	3,185
Asset-backed securities	-	9,813	-	9,813
Certficates of deposit	-	1,248	-	1,248
Equity securities	14	-	-	14
Total assets measured at fair value on a recurring basis	$14	$135,274	$-	$135,288

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$6,823	$6,823
OREO and other repossessed property	-	-	213	213
Total assets measured at fair value on a nonrecurring basis	$-	$-	$7,036	$7,036

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents additional information about assets measured at fair value on a nonrecurring basis and for which DNB has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurement

(Dollars in thousands)	Fair Value	Valuation		Range (Weighted
	Estimate	Techniques	Unobservable Input	Average)*
June 30, 2013
Impaired loans- Commercial construction	$2,617	Appraisal of collateral (1)	Appraisal adj.	-10%	to	-40%	(-26%)
			Disposal costs (2)	-2%	to	-7%	(-5%)
Impaired loans- Commercial mortgage	$914	Appraisal of collateral (1)	Disposal costs (2)	-13%	to	-13%	(-13%)

* As of June 30, 2013 there is only 1 loan in the commercial mortgage loan type.

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors and disposal costs. The range and weighted average of disposal costs are presented as a percent of the appraisal.

Impaired loans.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $10.2 million at June 30, 2013. Of this, $5.5 million had a valuation allowance of $1.9 million and $4.8 million had no valuation allowance as of June 30, 2013. Impaired loans had a carrying amount of $12.3 million at December 31, 2012. Of this, $6.9 million had a valuation allowance of $1.0 million and $5.4 million had no valuation allowance as of December 31, 2012.  DNB provided $375,000 and $555,000 for the three and six months ended June 30, 2013, respectively. See the table in note 3 displaying the impact to income if the interest on non-accrual loans would have been recorded.

Other Real Estate Owned & other repossessed property.  Other real estate owned (“OREO”) consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as OREO and other repossessed property are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. DNB had $3.3 million of such assets at June 30, 2013, all of which was OREO and none was other repossessed property. DNB had $1.2 million of such assets at December 31, 2012, which consisted of $1.1 million in OREO and $126,000 in other repossessed property. Subsequent to the repossession of these assets, DNB did not write down the carrying values during the six month period ending June 30, 2013.

DNB's policy is to recognize transfer between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Level 1 and 2 for the three and six months ended June 30, 2013.

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Below is management’s estimate of the fair value of all financial instruments, whether carried at cost or fair value on the Company’s consolidated balance sheet. The carrying amounts and fair values of financial instruments at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$54,040	$54,040	$54,040	$-	$-
AFS investment securities	131,643	131,643	16	131,627	-
HTM investment securities	67,274	66,147	-	66,147	-
Restricted stock	2,964	2,964	-	2,964	-
Loans and leases, net of allowance	383,100	379,731	-	379,731	-
Accrued interest receivable	2,463	2,463	-	2,463	-
Financial liabilities
Deposits:
Non-interest-bearing deposits	91,200	91,200	-	91,200	-
Interest-bearing deposits:	377,087	377,087	-	377,087	-
Time	93,621	94,098	-	94,098	-
Repurchase agreements	23,233	23,233	-	23,233	-
FHLBP advances	10,000	11,425	-	11,425	-
Junior subordinated debentures and other borrowings	9,279	9,590	-	9,590	-
Accrued interest payable	396	396	-	396	-
Off-balance sheet instruments	-	-	-	-	-

	December 31, 2012

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$17,149	$17,149	$17,149	$-	$-
AFS investment securities	135,288	135,288	14	135,274	-
HTM investment securities	66,024	68,307	-	68,307	-
Restricted stock	3,426	3,426	-	3,426	-
Loans and leases, net of allowance	389,660	391,533	-	-	391,533
Accrued interest receivable	2,470	2,470	-	2,470	-
Financial liabilities
Deposits:
Non-interest-bearing deposits	85,055	85,055	-	85,055	-
Interest-bearing deposits:	343,053	343,053	-	343,053	-
Time	102,316	103,045	-	103,045	-
Repurchase agreements	17,014	17,014	-	17,014	-
FHLBP advances	20,000	21,592	-	21,592	-
Junior subordinated debentures and other borrowings	9,279	9,256	-	-	9,256
Accrued interest payable	421	421	-	421	-
Off-balance sheet instruments	-	-	-	-	-

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

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

            Off-balance-sheet Instruments (Disclosed at Cost)  Off-balance-sheet instruments are primarily comprised of loan commitments, which are generally priced at market at the time of funding. Fees on commitments to extend credit and stand-by letters of credit are deemed to be immaterial and these instruments are expected to be settled at face value or expire unused. It is impractical to assign any fair value to these instruments. At June 30, 2013, un-funded loan commitments totaled $80.5 million and stand-by letters of credit totaled $1.8 million. At December 31, 2012, un-funded loan commitments totaled $67.8 million and stand-by letters of credit totaled $2.1 million.

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

            The Series 2011A Preferred Stock is entitled to receive non-cumulative dividends payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate, which is calculated on the aggregate Liquidation Amount, was initially set at 3.874% per annum, and  was based upon the level of “Qualified Small Business Lending”, or “QSBL” (as defined in the Securities Purchase Agreement) originated by the Company’s wholly owned national bank subsidiary DNB First, N.A. (the “Bank”).  The dividend rate for dividends beyond the initial period are  based upon the “Percentage Change in Qualified Lending” (as defined in the Securities Purchase Agreement) between each dividend period and the “Baseline” QSBL level.  Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods depending on the volume of Qualified Small Business Lending the Bank will originate in future periods, and will be fixed at a rate between 1% per annum to 7% per annum and remain unchanged up to four and one-half years following the funding date (the eleventh through the first half of the nineteenth dividend periods).  Because it is not feasible to predict the volume of Qualified Small Business Lending in future periods, it is not feasible to estimate specific future dividend rates under this formula.  If the Series 2011A Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%.  Prior to that time, in general, the dividend rate decreases as the level of the Bank’s Qualified Small Business Lending increases.  Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series 2011A Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series 2011A Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem common stock and other securities.  In addition, if (i) the Company has not timely declared and paid dividends on the Series 2011A Preferred Stock for six dividend periods or more, whether or not consecutive, and (ii) shares of Series 2011A Preferred Stock with an aggregate liquidation preference of at least $13,000,000 are still outstanding, the Treasury (or any successor holder of Series 2011A Preferred Stock) may designate two additional directors to be elected to the Company’s Board of Directors. DNB paid an annual rate on the $13.0 million of Series 2011A Preferred Stock of 1.00%, 1.00%, 1.00% 1.00%, and 3.90% for the quarters ended June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, and June 30, 2012, respectively.

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

Comprehensive 5-Year Plan.  During the second quarter of 2013, management updated the 5-year strategic plan that was designed to reposition its balance sheet and improve core earnings. Through the plan, management will endeavor to expand its loan portfolio through new originations, increased loan participations, as well as strategic loan and lease receivable purchases. Management also plans to reduce the absolute level of borrowings with cash flows from existing loans and investments as well as from new deposit growth. A discussion on DNB’s Key Strategies follows below:

•    Focus on penetrating existing markets to maximize profitability;

•    Grow loans and diversify the mix;

•    Improve asset quality;

•    Focus on profitable customer segments;

•    Grow and diversify non-interest income, primarily wealth management;

•    Focus on reducing DNB’s cost of funds by changing DNB’s mix of deposits; and

•    Focus on cost containment and improving operational efficiencies.

Strategic Plan Update.  During the quarter ended June 30, 2013, management focused on reducing DNB's composite cost of funds as well as strengthening DNB’s net interest margin. The composite cost of funds for the three months ended June 30, 2013 was 0.47% compared to 0.71% in 2012. Management continued to actively manage deposits during 2013 to reduce DNB’s cost of funds. Time deposits decreased $8.7 million to $93.6 million at June 30, 2013 compared to $102.3 million at December 31, 2012. Transaction and savings accounts increased $40.2 million during the six months ended June 30, 2013. Positive trends were observed for the six months ended June 30, 2013 as wealth management as fees increased 26.772% or $125,000 when compared to the same period in 2012. Non-interest expense for the six months ended June 30, 2013 showed a modest increase of 0.79% or $68,000, compared to the same period in 2012, reflecting increases in staffing and occupancy, primarily related to the Boothwyn branch acquisition in 2012. These increases were offset by lower furniture and equipment costs and professional and consulting costs.

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

MATERIAL CHALLENGES, RISKS AND OPPORTUNITIES

The following is a summary of material challenges, risks and opportunities DNB has faced during the six-month period ended June 30, 2013:

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

On November 12, 2009, the FDIC adopted a final rule to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. The prepaid assessment was collected on December 30, 2009, along with the institution’s regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. For purposes of calculating the prepaid assessment, each institution’s assessment rate was its total base assessment rate in effect on September 30, 2009. In calculating the prepayment attributable to 2011 and thereafter, it is calculated using the September 29, 2009 increase in 2011 base assessment rates. In addition, future deposit growth was reflected in the prepayment by assuming that an institution’s third quarter 2009 assessment base would be increased quarterly at a 5 percent annual growth rate through the end of 2012. The FDIC began to draw down institutions’ prepaid assessments on March 30, 2010, representing payment for the regular quarterly risk-based assessment for the fourth quarter of 2009. In announcing these initiatives, the FDIC stated that, while the prepaid assessment would not immediately affect bank earnings, each institution would record the entire amount of its prepaid assessment as a prepaid expense asset as of December 30, 2009, the date the payment was made and, as of December 31, 2009 and each quarter thereafter, record an expense or charge to earnings for its regular quarterly assessment and an offsetting credit to the prepaid assessment until the asset is exhausted. Once the asset is exhausted, institutions would resume paying and accounting for quarterly deposit insurance assessments as they currently do. The total amount of the Bank’s deposit insurance assessment prepayment was $3.1 million. In March of 2013, the FDIC indicated that it would return any unused prepaid FDIC insurance premium. On June 28, 2013, DNB received a payment from the FDIC in the amount of $1.3 million.

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

Material Trends and Uncertainties. For the quarter ended June 30, 2013, DNB reported net income of $1.3 million versus $1.4 million for the same period in 2012. During the same respective periods, per share earnings on a fully diluted basis were $0.44 and $0.46. The global and U.S. economies have experienced reduced business activity as a result of disruptions in the financial system during the past five years. The United States, Europe and many other countries across the globe are struggling with too much debt and weaker streams of revenues as a result of recessionary pressures and high unemployment. Overall economic growth continues to be slow and national and regional unemployment rates remain at elevated levels. While the participation rate has decreased, the risks associated with our business remain acute in periods of slow economic growth and high unemployment. Moreover, financial institutions continue to be affected by a sluggish real estate market and constrained financial markets. While we are continuing to take steps to decrease and limit our exposure to problem loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.

The July 17, 2013 Beige Book indicated that residential builders in the Third Federal Reserve District (the “Third District”), the District where DNB is located, reported moderate growth with most builders meeting their plan for the year with increases as high as 40 percent. Residential brokers reported moderate growth of existing homes while sales closed and sales pending grew by double digits year over year in several larger areas within the Third District. The estimated months' supply of existing inventory of homes has fallen to near six months in many areas.

            The July 17, 2013 Beige Book indicates that nonresidential real estate continued to report little change in the modest pace of overall leasing activity and slight growth of construction. Although the overall climate for new construction is modestly improving, the Federal Reserve's contacts reported a renewed strong push for industrial structures along the I-81 and I-76 corridors throughout eastern Pennsylvania and into central New Jersey. Construction activity also remains greater for multifamily residential units, higher education facilities, and public utility infrastructure. Overall, the Federal Reserve's contacts remained optimistic for a continuation of slow, steady growth.

            Since the June 5, 2013  Beige Book, Third District manufacturers have reported that orders and shipments are rising again. The makers of paper products, rubber products, fabricated metals, industrial machinery, and instruments have reported gains. Firms supplying the home-building sector continued to report strong orders and ongoing hiring to keep pace. The makers of food products and electronic equipment reported lower activity (some was seasonal). Reports were mixed for makers of primary metals. Other contacts attributed growing demand to auto-related business and foreign demand. Across nearly all sectors, Third District manufacturers remained optimistic that business conditions will improve over the next six months. Business plans for the remainder of the year have been lowered slightly for some firms. However, firms appear more confident of ongoing, steady growth and are more willing to invest in capacity and hire new workers as needed to keep pace with demand. Overall, firms have significantly increased their expectations of future hiring and their plans for capital spending since the June 5, 2013 Beige Book.

            The overall outlook of the Third District’s business contacts, many of which have business models similar to DNB’s small business clients, is for moderate growth which has continued since the June 15, 2013 Beige Book. Federal Reserve contacts expressed greater confidence in consumers and in the sustainability of current trends. Firms remain cautious about hiring and about carrying out their long-term capital expenditure plans. However, firms are more comfortable investing when necessary to replace or upgrade aging equipment and to meet growing demand.

            Although DNB’s earnings have been impacted by the general economic conditions, the impact has not been as severe as it has been in many parts of the nation, largely due to a relatively healthier economic climate in the Third Federal Reserve District and specifically Chester County. DNB’s franchise spans both Chester and Delaware counties in southeastern Pennsylvania. The majority of loans have been made to businesses and individuals in Chester County and the majority of deposits are from businesses and individuals within the County. According to census data, Chester County’s population has grown at approximately 15%, compared to 13% for the nation and 3% for the Commonwealth of Pennsylvania. The median household income in Chester County is $72,288 and the County ranks 14th nationally in disposable income. The unemployment rate for Chester County stood at 5.8% as of March 2013, compared to a Pennsylvania unemployment rate of 7.9% and a national unemployment rate of 7.6%. Traditionally, the unemployment rate has been the lowest in the surrounding five-county area and it ranks among the lowest unemployment rates in the Commonwealth. Chester County has a civilian labor force of 266,100, with manufacturing jobs representing 23.1% of the workforce and retail shopping comprising 13.8% of the total employment. During the last few years, the County has been able to keep most of its major employers, however some of them have downsized in order to remain competitive. Chester County is home to several Fortune 500 companies. Thirteen Chester County employers have 1,000 employees or more. Of these 13 companies, two companies have more than 5,000 employees.

As the U.S. and local economy moves through a period of reduced business activity and historically high unemployment rates, delinquencies will rise as the value of homes decline and DNB’s borrowers experience financial difficulty due to corporate downsizing, reduced sales, or other negative events which may impact their ability to meet their contractual loan payments. As a result of continued negative trends in the economy and their impact on our borrowers’ ability to repay their loans, DNB made a $375,000 provision for credit losses during the quarter ended June 30, 2013.

These and other factors have impacted our operations. We continue to focus on the consistency and stability of core earnings and balance sheet strength which are critical success factors in today’s challenging economic environment.

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

New Capital Rules. On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Corporation and the Bank. The FDIC and the OCC have subsequently approved these rules. The final rules were adopted following the issuance of proposed rules by the Federal Reserve in June 2012, and implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and will refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Corporation and the Bank under the final rules would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Basel III provided discretion for regulators to impose an additional buffer, the “countercyclical buffer,” of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth. However, the final rules permit the countercyclical buffer to be applied only to “advanced approach banks” ( i.e. , banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes the Corporation and the Bank. The final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which will be phased out over time. However, the final rules provide that small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes the Corporation) will be able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.

The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions take effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

The final rules set forth certain changes for the calculation of risk-weighted assets, which we will be required to utilize beginning January 1, 2015. The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets. Based on our current capital composition and levels, we believe that we would be in compliance with the requirements as set forth in the final rules if they were presently in effect.

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

Management uses significant estimates to determine the allowance for credit losses.  Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB’s control, management’s estimate of the amount necessary to absorb credit losses and actual credit losses could differ.  DNB’s current judgment is that the allowance for credit losses remains appropriate at June 30, 2013.  For a description of DNB’s accounting policies in connection with its allowance for credit losses, see, “Allowance for Credit Losses”, in Management’s Discussion and Analysis.

Realization of deferred income tax items. Estimates of deferred tax assets and deferred tax liabilities make up the asset category titled “net deferred taxes”.  These estimates involve significant judgments and assumptions by management, which may have a material impact on the carrying value of net deferred tax assets for financial reporting purposes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance would be established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available.  For a more detailed description of these items, refer to Footnote 10 (Federal Income Taxes) to DNB’s consolidated financial statements for the year ended December 31, 2012.

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

FINANCIAL CONDITION

DNB's total assets were $667.6 million at June 30, 2013 compared to $639.6 million at December 31, 2012.  The $28.0  million increase in total assets was primarily attributable to a $36.9 million increase in cash and cash equivalents due to the $31.5 million increase in deposits. The increase was offset by a $6.7 million decrease in loans and leases before allowance for credit losses, and a $2.4 million decrease in investment securities.

            Investment Securities. Investment securities including restricted stock at June 30, 2013 were $201.9 million compared to $204.7 million at December 31, 2012. The $2.8  million decrease in investment securities was primarily due to $38.0 million in sales, principal pay-downs, calls and maturities and a $2.4 million change in unrealized loss, offset by the purchase of $38.4 million in investment securities.

            Gross Loans and Leases.  DNB’s loans and leases decreased  $6.7 million to $389.8 million at June 30, 2013 compared to $396.5 million at December 31, 2012.  Total commercial loans, residential loans, and commercial leases decreased  $6.0 million, $1.0 million, and $63,000, respectively, while consumer loans increased $351,000.

            Deposits.  Deposits were $561.9 million at June 30, 2013 compared to $530.4 million at December 31, 2012.  Deposits increased $31.5 million or 5.94% during the six-month period ended June 30, 2013.  Core deposits, which are comprised of demand, NOW, money markets and savings accounts, increased by $40.2 million while time deposits decreased by $8.7 million.

            Borrowings. Borrowings were $43.1 million at June 30, 2013 compared to $46.9 million at December 31, 2012.  The decrease of $3.8 million or 8.10% was primarily due to a $10.0 million decrease in FHLB advances, offset by a $6.2 million increase in repurchase agreements.

Stockholders’ Equity. Stockholders' equity was $57.4 million at June 30, 2013 compared to $56.7 million at December 31, 2012. The increase in stockholders’ equity was primarily a result of year-to-date earnings of $2.4 million and a $197,000 adjustment to treasury stock for the sale of treasury shares to DNB's 401(k) and deferred compensation plans. These additions to stockholders equity were partially offset by $383,000 of dividends paid on DNB’s common stock and $65,000 of dividends paid on DNB's Non-Cumulative Perpetual Preferred Stock, Series 2011A. (See Note 12 regarding DNB's participation in the Capital Purchase Program ("CPP") of the Emergency Economic Stabilization Act of 2008 and the Treasury’s Small Business Lending Fund program (“SBLF”), a $30 billion fund established under the Small Business Jobs Act of 2010.)

RESULTS OF OPERATIONS

SUMMARY

            Net income for the three and six-month periods ended June 30, 2013 was $1.3 million and $2.4 million compared to $1.4 million and $2.5 million for the same periods in 2012.  Diluted earnings per share for the three and six-month periods ended June 30, 2013 were $0.44 and $0.85 compared to $0.46 and $0.82 for the same periods in 2012.  The $150,000 decrease during the most recent three-month period was attributable to a $413,000 decrease in net interest income before provision for credit losses, partially offset by a $159,000 decrease in income tax expense, and a $100,000 decrease in provision for credit losses. The $77,000 decrease during the six-month period was attributable to a $807,000 decrease in net interest income before provision for credit losses and a $68,000 increase in non-interest expense, partially offset by a $345,000 decrease in provision for credit losses, a $278,000 increase in non-interest income, and a $175,000 decrease in income tax expense.

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

Net interest income after provision for credit losses for the three and six-month periods ended June 30, 2013 was $4.8 million and $9.6 million, compared to $5.1 million and $10.0 million for the same periods in 2012.  Interest income for the three and six-month periods ended June 30, 2013 was $5.9 million and $11.7 million compared to $6.5 million and $12.9 million for the same periods in 2012.  Interest expense for the three and six-month periods ended June 30, 2013 was $719,000 and $1.5 million compared to $967,000 and $2.0 million for the same periods in 2012. The decrease in interest expense during both periods was primarily attributable to lower rates on interest-bearing liabilities.    The composite cost of funds for the three and six-month periods ended June 30, 2013 was 0.49% and 0.52%, compared to 0.69% and 0.71% for the same periods in 2012.  The net interest margin for the three and six-month periods ended June 30, 2013 was 3.35% and 3.34%, compared to 3.78% and 3.77% for the same periods in 2012.

Interest on loans and leases was $4.9 million and $9.7 million for the three and six-month periods ended June 30, 2013, compared to $5.6 million and $11.1 million for the same periods in 2012. The average balance of loans and leases was $395.6 million with an average yield of 4.92% for the second quarter of 2013 compared to $399.6 million with an average yield of 5.55% for the same period in 2012.  The average balance of loans and leases was $395.2 million with an average yield of 4.93% for the current six months compared to $402.4 million with an average yield of 5.50% for the same period in 2012.

Interest and dividends on investment securities was $995,000 and $1.9 million for the three and six-month periods ended June 30, 2013, compared to $983,000 and $1.8 million for the same periods in 2012.  The average balance of investment securities was $202.0 million with an average yield of 2.24% for the second quarter of 2013 compared to $173.9 million with an average yield of 2.40% for the same period in 2012.  The average balance of investment securities was $199.6 million with an average yield of 2.20% for the current six months compared to $163.2 million with an average yield of 2.39% for the same period in 2012.

Interest on deposits was $465,000 and $950,000 for the three and six-month periods ended June 30, 2013, compared to $635,000 and $1.3 million for the same periods in 2012.  The average balance of deposits was $551.2 million with an average rate of 0.34% for the second quarter of 2013 compared to $511.7 million with an average rate of 0.50% for the same period in 2012.   The average balance of deposits was $540.1 million with an average rate of 0.35% for the six months ended June 30, 2013 compared to $503.3 million with an average rate of 0.51% for the same period in 2012. The decrease in rate during both periods was primarily attributable to a lower interest rate environment.

Interest on borrowings was $254,000 and $569,000 for the three and six-month periods ended June 30, 2013, compared to $332,000 and $666,000 for the same periods in 2012. The average balance of borrowings was $42.1 million with an average rate of 2.42% for the second quarter of 2013 compared to $50.6 million with an average rate of 2.63% for the same period in 2012.  The average balance of borrowings was $45.9 million with an average rate of 2.50% for the six months ended June 30, 2013 compared to $51.5 million with an average rate of 2.59% for the same period in 2012.

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

•          The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio; and

•          Changes in the value of underlying collateral for collateral‑dependent loans.

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

There was a $375,000 provision made during the three months ended June 30, 2013, compared to $475,000 during the same period in 2012.  There was a $555,000 provision made during the six months ended June 30, 2013, compared to $900,000 during the same period in 2012. DNB’s percentage of allowance for credit losses to total loans and leases was 1.72%  at June 30, 2013 compared to 1.72% and 1.53% at December 31, 2012 and June 30, 2012, respectively. Net charge-offs were $703,000, $781,000 and $850,000 during the six months ended June 30, 2013, year ended December 31, 2012 and six months ended June 30, 2012, respectively. The percentage of net charge-offs to total average loans and leases were 0.18%, 0.21% and 0.21%  during the same respective periods. Management believes that the allowance for credit losses is adequate, but continues to monitor it along with other performance metrics including those ratios related to non-performing loans and leases. Management is not aware of any potential problem loans, which were accruing and current at June 30, 2013, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to DNB. Non-performing loans decreased $289,000 during the six month period ended June 30, 2013.  The ratio of the allowance for loan losses as a percentage of loans and leases was 1.72% at June 30, 2013 and 1.72% December 31, 2012 and reflects management’s estimate of the level of inherent losses in the portfolio, which has been impacted by a recessionary economy, continued high unemployment, a weakened housing market and deterioration in income-producing properties.

We typically establish a general valuation allowance on classified loans which are not impaired. In establishing the general valuation allowance, we segregate these loans by category. The categories used by DNB include “doubtful,” “substandard,” “special mention,” “watch list” and “pass.” For commercial mortgage, commercial and construction loans, the determination of the category for each loan is based on periodic reviews of each loan by our lending and credit officers as well as an independent, third-party consultant. The reviews include a consideration of such factors as recent payment history, current financial data, cash flow, financial projections, collateral evaluations, guarantor or sponsorship financial strength and current economic and business conditions. Categories for residential mortgage and consumer loans are determined through a similar review. Classification of a loan within a category is based on identified weaknesses that increase the credit risk of loss on the loan. Each category carries a loss factor for the allowance percentage to be assigned to the loans within that category. The allowance percentage, is determined based on inherent losses associated with each type of lending as determined through consideration of our loss history with each type of loan, trends in credit quality and collateral values, and an evaluation of current economic and business conditions.

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

As of June 30, 2013, DNB had $13.5 million of non-performing assets, which included $10.1 million of non-performing or impaired loans and $3.3 million of OREO. This compares to $11.7 million of non-performaing assets at December 31, 2012 which included $10.4 million of non-performing or impaired loans and $1.2 million of OREO. Loans are reviewed for impairment in accordance with FASB ASC 310-10-35. Impaired loans can either be secured or unsecured, not including large groups of smaller balance loans that are collectively evaluated. Impairment is measured by the difference between the loan amount and the present value of the future cash flow discounted at the loan’s effective interest rate. Management measures loans for impairment by using the fair value of collateral for collateral dependent loans. In general, management reduces the amount of the appraisal by the estimated cost of acquisition and disposition of the underlying collateral and compares that adjusted value with DNB’s carrying value. As part of the general allowance, DNB reserves at the rate of approximately 6% to 10% on non-performing or impaired loans. DNB establishes a specific valuation allowance on impaired loans that have a collateral shortfall, including estimated costs to sell in comparison to the carrying value of the loan. Of the $10.2 million of impaired loans at June 30, 2013, $5.5 million had a valuation allowance of $1.9 million and $4.8 million had no specific allowance above the general allowance as of June 30, 2013.  Of the $12.3 million of impaired loans at December 31, 2012, $6.9 million had a valuation allowance of $1.0 million and $5.4 million had no specific allowance above the general allowance as of December 31, 2012.  For those impaired loans that management determined that no specific valuation allowance was necessary, management has reviewed the present value of the future cash flows or the appraisal for each loan and determined that there is no shortfall in the collateral. During the quarter ended June 30, 2013,  DNB recognized $816,000 in total charge-offs, $803,000 of which related to impaired loans.  An impaired loan may not represent an expected loss.

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

Analysis of Allowance for Credit Losses

(Dollars in thousands)

	Six Months Ended June 30, 2013	Year Ended December 31, 2012	Six Months Ended June 30, 2012
Beginning balance	$6,838	$6,164	$6,164
Provisions	555	1,455	900
Loans charged off:
Residential mortgage	(184)	(99)	(18)
Commercial mortgage	(394)	-	-
Commercial:
Commercial term	(222)	(38)	(18)
Commercial construction	-	(848)	(848)
Lease financing	(26)	(1)	(1)
Consumer:
Home Equity	-	-	-
Other	(5)	(31)	(9)
Total charged off	(831)	(1,017)	(894)
Recoveries:
Residential mortgage	70	21	10
Commercial mortgage	-	-	-
Commercial:
Commercial term	5	115	3
Commercial construction	-	-	-
Lease financing	53	72	10
Consumer:
Home Equity	-	-	21
Other	-	28	-
Total recoveries	128	236	44
Ending balance	$6,690	$6,838	$6,214

Reserve for unfunded loan commitments	$142	$125	$99

The following table sets forth the composition of DNB’s allowance for credit losses for the dates indicated.

Composition of Allowance for Credit Losses

(Dollars in thousands)

	June 30, 2013		December 31, 2012
		Percent of		Percent of
		Loan Type		Loan Type
		to Total		to Total
	Amount	Loans	Amount	Loans
Residential mortgage	$309	6%	$306	6%
Commercial mortgage	3,110	58	3,094	59
Commercial:
Commercial term	484	21	506	21
Commercial construction	2,004	4	1,536	3
Lease financing	-	-	3	-
Consumer:
Home Equity	181	9	178	9
Other	80	2	86	2
Unallocated	522	-	1,129	-
Total	$6,690	100%	$6,838	100%

Reserve for unfunded loan commitments	$142	-	$125	-

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

Non-interest income for the three and six-month periods ended June 30, 2013 was $1.2 million and $2.4 million, compared to $1.2 million and $2.1 million for the same periods in 2012.  The $1,000 increase during the three months ended June 30, 2013 was mainly attributable to increased gains on sales of  investments of $76,000, an increase of $67,000 in wealth management fees, and a $15,000 increase in other fees, offset by decreases of $142,000 of gains on the sale of SBA loans and $14,000 on service charges on deposits.  During the six months ended June 30, 2013, non-interest income increased $278,000 over the same period in 2012. This increase was primarily due to a increases in gains on sales of investments of $135,000, wealth management of $125,000, other fees of $24,000, and gains on the sale of loans of $5,000, offset by a $9,000 decrease in service charges on deposits.

NON-INTEREST EXPENSE

Non-interest expense for the three and six-month periods ended June 30, 2013 was $4.3 million and $8.7 million compared to $4.3 million and $8.6 million for the same periods in 2012.  During the three months ended June 30, 2013, total non-interest expense decreased by $3,000.  The decrease was primarily due to a $104,000 decrease in other expenses (due primarily to Boothwyn branch conversion costs in 2012), a $43,000 decrease in professional and consulting, a $36,000 decrease in furniture and equipment, and an $18,000 decrease in printing and supplies. These decreases were offset by a $77,000 increase in salary and employee benefits, a $32,000 increase in FDIC insurance, a $30,000 increase in advertising and marketing, a $29,000 increase in occupancy and an $18,000 increase in loss on sale or write down of OREO.  During the six months ended June 30, 2013, total non-interest expense increased $68,000. The increase was primarily attributable to an increase in salary and employee benefits of  $128,000, an increase in occupancy of $72,000, an increase in FDIC insurance of $30,000 and an increase in PA shares tax of $24,000. These increases  were offset by a decrease in other expenses of $100,000, a decrease in furniture and equipment of $71,000 and a decrease in professional and consulting of $38,000. The increase in salary and employee benefits and occupancy during both the three and six month periods ended June 30, 2013 are primarily due to the Boothwyn branch acquisition in 2012.

INCOME TAXES

Income tax expense for the three and six-month periods ended June 30, 2013 was $430,000 and $860,000 compared to $589,000 and $1.0 million for the same periods in 2012. The effective tax rate for the three and six-month periods ended June 30, 2013 was 25.6%  and 26.2% compared to 29.6%  and 29.3% for the same period in 2012. Income tax expense for each period differs from the amount determined at the statutory rate of 34.0% due to tax-exempt income on loans and investment securities, DNB's ownership of BOLI policies, and tax credits recognized on a low-income housing limited partnership.

ASSET QUALITY

Non-performing assets totaled $13.5 million at June 30, 2013 compared to $11.7 million at December 31, 2012 and $12.8 million at June 30, 2012. Total non-performing assets decreased $4.0 million and increased $1.8 million during the three and six months ended June 30, 2013. The $4.0 million decrease during the most recent quarter was primarily due to charge-offs of $803,000 and the reduction of four non-accrual loans totalling $2.4 million.    The non-performing loans to total loans ratio is 2.60% at June 30, 2013,  down from 2.63% at December 31, 2012 and up from 2.21% at June 30, 2012. The non-performing assets to total assets ratio increased to 2.02% at June 30, 2013, up from 1.82% at December 31, 2012. This ratio was 2.02% at June 30, 2012. The allowance to non-performing loans and leases ratio decreased from 69.0% at June 30, 2012 to 65.9% at June 30, 2013. DNB continues to work diligently to improve asset quality by adhering to strict underwriting standards and improving lending policies and procedures. Non-performing assets have, and will continue to have, an impact on earnings; therefore management intends to continue working aggressively to reduce the level of such assets.

            Non-performing assets are comprised of non-accrual loans and leases, loans and leases delinquent over ninety days and still accruing, as well as Other Real Estate Owned (“OREO”) and other repossessed assets. Non-accrual loans and leases are loans and leases for which the accrual of interest ceases when the collection of principal or interest payments is determined to be doubtful by management. It is the policy of DNB to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier if considered prudent. Interest received on such loans is applied to the principal balance, or may, in some instances, be recognized as income on a cash basis. A non-accrual loan or lease may be restored to accrual status when management expects to collect all contractual principal and interest due and the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms. OREO consists of real estate acquired by foreclosure. Other repossessed assets are primarily assets from DNB’s commercial lease portfolio that were repossessed. OREO and other repossessed assets are carried at the lower of cost or estimated fair value, less estimated disposition costs. Any significant change in the level of non-performing assets is dependent, to a large extent, on the economic climate within DNB’s market area.

DNB’s Credit Policy Committee monitors the performance of the loan and lease portfolio to identify potential problem assets on a timely basis. Committee members meet to design, implement and review asset recovery strategies, which serve to maximize the recovery of each troubled asset. As of June 30, 2013, DNB had $8.0 million of loans classified as substandard, which, although performing at that date, are believed to require increased supervision and review; and may, depending on the economic environment and other factors, become non-performing assets in future periods. The amount of such loans at December 31, 2012 was $14.2 million. The majority of the loans are secured by commercial real estate, with lesser amounts being secured by residential real estate, inventory and receivables.

The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, and (iii) OREO as a result of foreclosure or voluntary transfer to DNB as well as other repossessed assets. In addition, the table sets forth DNB's asset quality and allowance coverage ratios at the dates indicated:

Non-Performing Assets

(Dollars in thousands)

	June 30, 2013	December 31, 2012	June 30, 2012
Non-accrual loans:
Residential mortgage	$2,265	$2,196	$2,286
Commercial mortgage	3,286	2,804	322
Commercial:
Commercial term	-	-	87
Commercial construction	4,326	4,326	6,090
Lease financing	-	28	60
Consumer:
Home Equity	60	64	119
Other	102	147	40
Total non-accrual loans	10,039	9,565	9,004
Loans 90 days past due and still accruing	106	869	-
Total non-performing loans	10,145	10,434	9,004
Other real estate owned & other repossessed property	3,325	1,237	3,776
Total non-performing assets	$13,470	$11,671	$12,780
Asset quality ratios:
Non-performing loans to total loans	2.60%	2.63%	2.21%
Non-performing assets to total assets	2.02	1.82	2.02
Allowance for credit losses to:
Total loans and leases	1.72	1.72	1.53
Non-performing loans and leases	65.9	65.5	69.0

Included in the loan and lease portfolio are loans for which DNB has ceased the accrual of interest.  If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
(Dollars in thousands)	2013	2012	2012
Interest income which would have been
recorded under original terms	$378	$488	$224
Interest income recorded during the period	(3)	(372)	(56)
Net impact on interest income	$375	$116	$168

Impaired loans are measured for impairment using the fair value of the collateral for collateral dependent loans. Information regarding impaired loans is presented as follows:

	At and For the	At and For the	At and For the
	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
(Dollars in thousands)	2013	2012	2012
Total recorded investment	$10,218	$12,323	$9,146
Impaired loans with a specific allowance	5,457	6,891	2,114
Impaired loans without a specific allowance	4,761	5,432	7,032
Average recorded investment	12,728	8,737	8,018
Specific allowance allocation	1,926	1,015	851
Total cash collected	819	3,257	249
Interest income recorded	3	372	56

LIQUIDITY AND CAPITAL RESOURCES

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes.  DNB’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding.  As part of its liquidity management, DNB maintains assets that comprise its primary liquidity, which totaled $126.8 million at June 30, 2013 compared to $132.8 million at December 31, 2012.  Primary liquidity includes investments, Federal funds sold and cash and due from banks, less pledged securities.  DNB also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.

 In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs.  Through these relationships, DNB has available credit of approximately $206.8 million.  As a member of the FHLB, we are eligible to borrow up to a specific credit limit which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of June 30, 2013, our Maximum Borrowing Capacity with the FHLB was $173.8 million. At June 30, 2013, DNB had borrowed $10.0 million and the FHLB had issued letters of credit, on DNB's behalf, totaling $20.0 million against its available credit lines. At June 30, 2013, we also had available $33.0 million of unsecured federal funds lines of credit with other financial institutions as well as $30.0 million of available short or long term funding through the Certificate of Deposit Account Registry Service (CDARS) program. Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

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

            At June 30, 2013, DNB had $80.5 million in un-funded loan commitments.  Management anticipates these commitments will be funded by means of normal cash flows. Certificates of deposit greater than or equal to $100,000 scheduled to mature in one year or less from June 30, 2013 totaled $35.4 million.  Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in cash and cash equivalents or by pay-downs and maturities of loans and investments.

The Corporation and the Bank have each met the definition of “well capitalized” for regulatory purposes on June 30, 2013.  The Bank’s capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of the Corporation’s or the Bank’s overall financial condition or prospects. The Corporation’s capital exceeds the FRB’s minimum leverage ratio requirements for bank holding companies (see additional discussion included in Footnote 16 of DNB’s December 31, 2012 Form 10-K).

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

					To Be Well
					Capitalized
					Under
					Prompt
			For Capital		Corrective
			Adequacy		Action
	Actual		Purposes		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation
June 30, 2013
Total risk-based capital	$73,988	16.5%	$35,931	8.0%	N/A	N/A
Tier 1 risk-based capital	68,364	15.2	17,966	4.0	N/A	N/A
Tier 1 (leverage) capital	68,364	10.4	26,248	4.0	N/A	N/A
December 31, 2012
Total risk-based capital	$71,775	15.9%	$36,153	8.0%	N/A	N/A
Tier 1 risk-based capital	66,115	14.6	18,076	4.0	N/A	N/A
Tier 1 (leverage) capital	66,115	10.5	25,189	4.0	N/A	N/A
DNB First, N.A.
June 30, 2013
Total risk-based capital	$73,958	16.5%	$35,898	8.0%	$44,873	10.0%
Tier 1 risk-based capital	68,334	15.2	17,949	4.0	26,924	6.0
Tier 1 (leverage) capital	68,334	10.4	26,197	4.0	32,747	5.0
December 31, 2012
Total risk-based capital	$71,737	15.9%	$36,119	8.0%	$45,149	10.0%
Tier 1 risk-based capital	66,077	14.6	18,060	4.0	27,090	6.0
Tier 1 (leverage) capital	66,077	10.5	25,110	4.0	31,387	5.0

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes an Economic Value of Equity ("EVE") model.  The EVE model measures the potential price risk of equity to changes in interest rates and factors in the optionality included on the balance sheet.  EVE analysis is used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points.  The EVE is likely to be different if rates change.  Results falling outside prescribed ranges may require action by management.  At June 30, 2013 and December 31, 2012, DNB's variance in the EVE as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the table below. The change as a percentage of the present value of equity with a 200 basis point increase was within DNB's negative 25% guideline at June 30, 2013 and December 31, 2012.

(Dollars in thousands)	June 30, 2013			December 31, 2012
Change in rates	Flat	-200bp	+200bp	Flat	-200bp	+200bp
EVE	$78,088	$75,569	$68,019	$65,903	$61,701	$54,711
Change		(2,519)	(10,069)		(4,202)	(11,192)
Change as % of assets		(0.4%)	(1.5%)		(0.7%)	(1.7%)
Change as % of PV equity		(3.2%)	(12.9%)		(6.4%)	(17.0%)

ITEM 4- CONTROLS AND PROCEDURES

            DNB’s Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2013, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, Management has concluded that DNB’s current disclosure controls and procedures are effective.

            Management of DNB is responsible for establishing and maintaining adequate internal control over financial reporting for DNB, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  There was no change in DNB’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, DNB’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Neither DNB nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material legal proceedings other than ordinary routine litigation incident to their businesses.

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended June 30, 2013. The following table provides information on repurchases by DNB of its common stock in each month of the quarter ended June 30, 2013:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	Per Share	or Programs	Programs (a)

April 1, 2013– April 30, 2013	-	$-	-	$63,016

May 1, 2013– May 31, 2013	-	-	-	$63,016

June 1, 2013– June 30, 2013	-	-	-	$63,016

Total	-	$-	-

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

10.1

Agreement of Lease dated February 10, 2005 between Headwaters Associates, a Pennsylvania general partnership, as Lessor, and DNB First, National Association as Lessee for a portion of premises at 2 North Church Street, West Chester, Pennsylvania, filed March 10, 2005 as Item 10(l) to Form 10-K for the fiscal year ended December 31, 2004 (No. 1-34242) and incorporated herein by reference, as amended by Addendum to Agreement of Lease dated as of November 15, 2005, filed March 23, 2006 as Item 10(l) to Form 10-K for the fiscal year ended December 31, 2005 (No. 1-34242) and incorporated herein by reference, and as further amended by Second Addendum to Agreement of Lease dated as of May 25, 2006, filed August 14, 2006 as Item 10(l) to Form 10-Q for the fiscal quarter ended June 30, 2006 (No. 1-34242) and incorporated herein by reference, and as further amended by Third Addendum to Agreement of Lease dated as of June 9, 2010, filed August 13, 2010 as Item 10(f) to Form 10-Q for the fiscal quarter ended June 30, 2010 (No. 1-34242) and incorporated herein by reference and as further amended by Fourth Addendum to Agreement of Lease dated as of June 30, 2013, filed herewith.

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

overmber
DNB FINANCIAL CORPORATION

August 9, 2013	BY:	/s/ William S. Latoff
William S. Latoff, Chairman of the Board and Chief Executive Officer

August 9, 2013	BY:	/s/ Gerald F. Sopp
Gerald F. Sopp, Chief Financial Officer and Executive Vice President

Exhibit Number	Exhibit Index Description
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

10.1

Agreement of Lease dated February 10, 2005 between Headwaters Associates, a Pennsylvania general partnership, as Lessor, and DNB First, National Association as Lessee for a portion of premises at 2 North Church Street, West Chester, Pennsylvania, filed March 10, 2005 as Item 10(l) to Form 10-K for the fiscal year ended December 31, 2004 (No. 1-34242) and incorporated herein by reference, as amended by Addendum to Agreement of Lease dated as of November 15, 2005, filed March 23, 2006 as Item 10(l) to Form 10-K for the fiscal year ended December 31, 2005 (No. 1-34242) and incorporated herein by reference, and as further amended by Second Addendum to Agreement of Lease dated as of May 25, 2006, filed August 14, 2006 as Item 10(l) to Form 10-Q for the fiscal quarter ended June 30, 2006 (No. 1-34242) and incorporated herein by reference, and as further amended by Third Addendum to Agreement of Lease dated as of June 9, 2010, filed August 13, 2010 as Item 10(f) to Form 10-Q for the fiscal quarter ended June 30, 2010 (No. 1-34242) and incorporated herein by reference and as further amended by Fourth Addendum to Agreement of Lease dated as of June 30, 2013, filed herewith.

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