Form 10-Q
period 2013-09-30
DNB FINANCIAL CORP /PA/
filed 2013-11-12
CIK 713671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: September 30, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 Par Value) (Class)	2,753,931 (Shares Outstanding as of November 12, 2013)

DNB FINANCIAL CORPORATION AND SUBSIDIARY

INDEX

	PART I - FINANCIAL INFORMATION	PAGE NO

ITEM 1.	FINANCIAL STATEMENTS (Unaudited):

	CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	September 30, 2013 and December 31, 2012	3

	CONSOLIDATED STATEMENTS OF INCOME
	Three and Nine Months Ended September 30, 2013 and 2012	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three and Nine Months Ended September 30, 2013 and 2012	5

	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	6
	Nine Months Ended September 30, 2013 and 2012

	CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30, 2013 and 2012	7

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK,	45

ITEM 4.	CONTROLS AND PROCEDURES	46

	PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	46

ITEM 1A.	RISK FACTORS	46

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	46

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	47

ITEM 4.	MINE SAFETY DISCLOSURES	47

ITEM 5.	OTHER INFORMATION	47

ITEM 6.	EXHIBITS	47

SIGNATURES		48

EXHIBIT INDEX

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

DNB Financial Corporation and Subsidiary

Consolidated Statements of Financial Condition (Unaudited)

	September 30,	December 31,
(Dollars in thousands, except share and per share data)	2013	2012
Assets
Cash and due from banks	$19,221	$17,149
AFS investment securities (amortized cost of $137,310 and $134,035)	136,338	135,288
HTM investment securities (fair value of $64,836 and $68,307)	66,031	66,024
Total investment securities	202,369	201,312
Loans and leases	399,239	396,498
Allowance for credit losses	(4,306)	(6,838)
Net loans and leases	394,933	389,660
Restricted stock	2,904	3,426
Office property and equipment, net	8,179	8,456
Accrued interest receivable	2,464	2,470
OREO & other repossessed property	4,191	1,237
Bank owned life insurance (BOLI)	8,801	8,625
Core deposit intangible	129	181
Net deferred taxes	4,311	3,561
Other assets	2,307	3,491
Total assets	$649,809	$639,568
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$95,606	$85,055
Interest-bearing deposits:
NOW	169,334	161,844
Money market	134,416	122,953
Savings	59,620	58,256
Time	92,882	102,316
Total deposits	551,858	530,424
Federal Home Loan Bank of Pittsburgh (FHLBP) advances	10,000	20,000
Repurchase agreements	14,642	17,014
Junior subordinated debentures	9,279	9,279
Other borrowings	548	571
Total borrowings	34,469	46,864
Accrued interest payable	329	421
Other liabilities	5,406	5,154
Total liabilities	592,062	582,863
Stockholders’ Equity
Preferred stock, $10.00 par value;
1,000,000 shares authorized; $1,000 liquidation preference per share; 13,000 issued	12,990	12,978
Common stock, $1.00 par value;
10,000,000 shares authorized; 2,896,703 issued and outstanding	2,908	2,899
Treasury stock, at cost; 146,819 and 162,803, respectively	(2,704)	(2,999)
Surplus	34,385	34,274
Retained earnings	12,307	10,236
Accumulated other comprehensive loss, net	(2,139)	(683)
Total stockholders’ equity	57,747	56,705
Total liabilities and stockholders’ equity	$649,809	$639,568

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2013	2012	2013	2012
Interest Income:
Interest and fees on loans and leases	$4,700	$5,654	$14,399	$16,714
Interest and dividends on investment securities:
Taxable	713	798	2,114	2,382
Exempt from federal taxes	284	168	816	411
Interest on cash and cash equivalents	26	6	55	26
Total interest and dividend income	5,723	6,626	17,384	19,533
Interest Expense:
Interest on NOW, money market and savings	184	226	566	681
Interest on time deposits	256	366	824	1,203
Interest on FHLB advances	150	213	504	635
Interest on repurchase agreements	11	15	36	56
Interest on junior subordinated debentures	75	81	227	244
Interest on other borrowings	19	20	57	60
Total interest expense	695	921	2,214	2,879
Net interest income	5,028	5,705	15,170	16,654
Provision for credit losses	1,600	375	2,155	1,275
Net interest income after provision for credit losses	3,428	5,330	13,015	15,379
Non-interest Income:
Service charges	329	341	989	1,010
Wealth management	345	223	937	690
Increase in cash surrender value of BOLI	60	60	176	178
Gain on sale of investment securities, net	281	161	495	240
Gain on sale of loans	-	-	162	158
Other fees	308	306	922	895
Total non-interest income	1,323	1,091	3,681	3,171
Non-interest Expense:
Salaries and employee benefits	2,405	2,268	7,020	6,755
Furniture and equipment	280	300	844	935
Occupancy	485	469	1,496	1,408
Professional and consulting	306	318	886	936
Advertising and marketing	143	117	470	432
Printing and supplies	27	30	115	131
FDIC insurance	112	119	375	352
PA shares tax	153	141	460	424
Telecommunications	56	42	171	147
Postage	18	26	59	64
Loss on sale or write down of OREO	-	212	28	229
Other expenses	469	409	1,190	1,230
Total non-interest expense	4,454	4,451	13,114	13,043
Income before income tax expense	297	1,970	3,582	5,507
Income tax (benefit) expense	(36)	554	824	1,589
Net income	$333	$1,416	$2,758	$3,918
Preferred stock dividends and accretion of discount	38	37	111	295
Net income available to Common Shareholders	$295	$1,379	$2,647	$3,623
Earnings per common share:
Basic	$0.11	$0.51	$0.97	$1.34
Diluted	$0.10	$0.50	$0.95	$1.32
Cash dividends per common share	$0.07	$0.05	$0.21	$0.15
Weighted average common shares outstanding:
Basic	2,749,748	2,714,427	2,738,629	2,708,006
Diluted	2,788,489	2,744,819	2,774,754	2,735,471

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Net income	$333	$1,416	$2,758	$3,918
Other Comprehensive Income:
Unrealized holding gains (losses) arising during the period
Before tax amount	431	1,021	(1,730)	1,776
Tax effect	(146)	(347)	588	(603)
Net of tax	285	674	(1,142)	1,173
Accretion of discount on AFS to HTM reclassification
Before tax amount	5	11	19	29
Tax effect	(2)	(4)	(6)	(10)
Net of tax	3	7	13	19
Less reclassification for gains included in net income
Before tax amount	(281)	(161)	(495)	(240)
Tax effect	95	55	168	82
Net of tax	(186)	(106)	(327)	(158)
Other comprehensive income (loss) - securities	102	575	(1,456)	1,034
Total other comprehensive income (loss)	102	575	(1,456)	1,034
Total comprehensive income	$435	$1,991	$1,302	$4,952

See accompanying notes to unaudited consolidated financial statements.

DNB FINANCIAL CORPORATION AND Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

						Accumulated
						Other
	Preferred	Common	Treasury		Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at January 1, 2013	$12,978	$2,899	$(2,999)	$34,274	$10,236	$(683)	$56,705
Net income for nine months ended September 30, 2013	-	-	-	-	2,758	-	2,758
Other comprehensive loss	-	-	-	-	-	(1,456)	(1,456)
SBLF issuance costs accretion	12	-	-	-	(12)	-	-
Restricted stock compensation expense	-	9	-	94	-	-	103
Stock option compensation expense	-	-	-	51	-	-	51
Cash dividends - common ($0.21 per share)	-	-	-	-	(576)	-	(576)
Cash dividends SBLF preferred	-	-	-	-	(99)	-	(99)
Sale of treasury shares to 401(k) (10,663 shares)	-	-	197	(23)	-	-	174
Sale of treasury shares to deferred comp. plan (5,320 shares)	-	-	98	(11)	-	-	87
Balance at September 30, 2013	$12,990	$2,908	$(2,704)	$34,385	$12,307	$(2,139)	$57,747

						Accumulated
						Other
	Preferred	Common	Treasury		Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at January 1, 2012	$12,962	$2,891	$(3,471)	$34,279	$5,871	$(1,476)	$51,056
Net income for nine months ended September 30, 2012	-	-	-	-	3,918	-	3,918
Other comprehensive income	-	-	-	-	-	1,034	1,034
SBLF issuance costs accretion	12	-	-	-	(12)	-	-
Restricted stock compensation expense	-	6	-	47	-	-	53
Stock option compensation expense	-	-	-	52	-	-	52
Cash dividends - common ($0.15 per share)	-	-	-	-	(407)	-	(407)
Cash dividends SBLF preferred	-	-	-	-	(283)	-	(283)
Sale of treasury shares to 401(k) (13,098 shares)	-	-	248	(83)	-	-	165
Sale of treasury shares to deferred comp. plan (6,615 shares)	-	-	125	(40)	-	-	85
Balance at September 30, 2012	$12,974	$2,897	$(3,098)	$34,255	$9,087	$(442)	$55,673

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2013	2012
Cash Flows From Operating Activities:
Net income	$2,758	$3,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,609	1,462
Provision for credit losses	2,155	1,275
Stock based compensation	154	105
Net gain on sale of securities	(495)	(240)
Net loss on sale and write down of OREO and other repossessed property	28	229
Earnings from investment in BOLI	(176)	(178)
Deferred tax expense	-	10
Proceeds from sales of SBA loans	2,740	3,013
SBA loans originated for sale	(2,577)	(2,855)
Gain on sale of SBA loans	(163)	(158)
Decrease (increase) in accrued interest receivable	6	(252)
Decrease (increase) in other assets	1,190	(474)
Decrease in accrued interest payable	(92)	(73)
Increase in other liabilities	252	730
Net Cash Provided By Operating Activities	7,389	6,512
Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Sales	30,960	14,418
Maturities, repayments and calls	18,115	32,070
Purchases	(52,739)	(61,867)
Activity in held-to-maturity securities:
Maturities, repayments and calls	4,717	5,132
Purchases	(4,714)	(22,839)
Net decrease in restricted stock	522	198
Net (increase) decrease in loans and leases	(10,533)	103
Net purchases of property and equipment, less proceeds from disposals	(393)	(1,194)
Proceeds from sale of OREO and other repossessed property	123	203
Net Cash Used in Investing Activities	(13,942)	(33,776)
Cash Flows From Financing Activities:
Net increase in deposits	21,434	20,338
Repayment of FHLBP advances	(10,000)	-
Net decrease in short term repurchase agreements	(2,372)	(6,363)
Decrease in other borrowings	(23)	(20)
Dividends paid	(675)	(825)
Sale of treasury stock, net	261	250
Net Cash Provided by Financing Activities	8,625	13,380
Net Change in Cash and Cash Equivalents	2,072	(13,884)
Cash and Cash Equivalents at Beginning of Period	17,149	32,877
Cash and Cash Equivalents at End of Period	$19,221	$18,993
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,306	$2,952
Income taxes	1,578	1,061
Supplemental Disclosure of Non-cash Flow Information:
Transfers from loans and leases to real estate owned and other repossessed property	3,105	322
Business combinations:
Non-cash assets acquired:
Loans and leases	-	66
Property and equipment	-	686
Total non-cash assets acquired	-	752
Liabilities assumed:
Accrued interest payable	-	(5)
Deposits	-	15,861
Total liabilities assumed	-	15,856
Net non-cash liabilities assumed:	-	15,104
Core deposit intangible	-	130
Net cash and cash equivalents acquired	$-	$15,234

See accompanying notes to unaudited consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, DNB First, National Association (the "Bank") have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior amounts not affecting net income are reclassified when necessary to conform to current period classifications. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results which may be expected for the entire year.  The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2012.

Subsequent Events-- Management has evaluated events and transactions occurring subsequent to September 30, 2013 for items that should potentially be recognized or disclosed in these Consolidated Financial Statements. The evaluation was conducted through the date these financial statements were issued.

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

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3: INVESTMENT SECURITIES

The amortized cost and fair values of investment securities, as of the dates indicated, are summarized as follows:

	September 30, 2013
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$7,437	$177	$-	$7,614
Government Sponsored Entities (GSE) mortgage-backed securities	6,360	258	(6)	6,612
Corporate bonds	6,372	272	-	6,644
Collateralized mortgage obligations GSE	5,245	41	-	5,286
State and municipal tax-exempt	40,617	144	(2,081)	38,680
Total	$66,031	$892	$(2,087)	$64,836

Available For Sale
US Government agency obligations	$38,604	$16	$(427)	$38,193
GSE mortgage-backed securities	42,164	419	(309)	42,274
Collateralized mortgage obligations GSE	25,157	86	(499)	24,744
Corporate bonds	25,931	108	(343)	25,696
State and municipal tax-exempt	4,177	1	(20)	4,158
Certificates of deposit	1,250	7	-	1,257
Equity securities	27	1	(12)	16
Total	$137,310	$638	$(1,610)	$136,338

	December 31, 2012
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$7,266	$563	$-	$7,829
Government Sponsored Entities (GSE) mortgage-backed securities	9,135	435	-	9,570
Corporate bonds	6,500	371	(11)	6,860
Collateralized mortgage obligations GSE	7,204	185	-	7,389
State and municipal tax-exempt	35,919	759	(19)	36,659
Total	$66,024	$2,313	$(30)	$68,307

Available For Sale
US Government agency obligations	$35,424	$133	$(18)	$35,539
GSE mortgage-backed securities	21,885	507	-	22,392
Collateralized mortgage obligations GSE	21,526	151	(27)	21,650
Corporate bonds	41,005	772	(330)	41,447
State and municipal tax-exempt	3,195	1	(11)	3,185
Asset-backed securities	9,723	90	-	9,813
Certificates of deposit	1,250	3	(5)	1,248
Equity securities	27	-	(13)	14
Total	$134,035	$1,657	$(404)	$135,288

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The table below details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at September 30, 2013 and December 31, 2012.

	September 30, 2013
			Fair Value	Unrealized	Fair Value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
GSE mortgage-backed securities	$268	$(6)	$268	$(6)	$-	$-
State and Municipal tax-exempt	25,875	(2,081)	25,875	(2,081)	-	-
Total	$26,143	$(2,087)	$26,143	$(2,087)	$-	$-
Available For Sale
US Government agency obligations	$26,640	$(427)	$26,640	$(427)	$-	$-
GSE mortgage-backed securities	13,383	(309)	13,383	(309)	-	-
Collateralized mortgage obligations GSE	16,362	(499)	16,362	(499)	-	-
Corporate bonds	15,796	(343)	11,381	(258)	4,415	(85)
State and Municipal tax-exempt	1,075	(20)	302	(5)	773	(15)
Equity securities	11	(12)	-	-	11	(12)
Total	$73,267	$(1,610)	$68,068	$(1,498)	$5,199	$(112)

	December 31, 2012
			Fair Value	Unrealized	Fair Value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
Corporate bonds	$2,587	$(11)	$2,587	$(11)	$-	$-
State and municipal tax-exempt	8,690	(19)	8,690	(19)	-	-
Total	$11,277	$(30)	$11,277	$(30)	$-	$-
Available For Sale
US Government agency obligations	$10,238	$(18)	$10,238	$(18)	$-	$-
Collateralized mortgage obligations GSE	4,703	(27)	4,703	(27)	-	-
Corporate bonds	15,989	(330)	12,604	(215)	3,385	(115)
State and municipal tax-exempt	1,095	(11)	1,095	(11)	-	-
Certificates of deposits	745	(5)	745	(5)	-	-
Equity securities	14	(13)	-	-	14	(13)
Total	$32,784	$(404)	$29,385	$(276)	$3,399	$(128)

As of September 30, 2013, there were eight mortgage-backed securities, ten corporate bonds, seventeen U.S. agency obligations, eleven collateralized mortgage obligations, forty-one tax-exempt municipalities, one certificate of deposit, and five equity securities which were in an unrealized loss position. DNB does not intend to sell these securities and management of DNB does not expect to be required to sell any of these securities prior to a recovery of its cost basis. Management has reviewed all of these securities and believes that DNB will collect all principal and interest that is due on debt securities on a timely basis.  Management does not believe any individual unrealized loss as of September 30, 2013 represents an other-than-temporary impairment. DNB reviews its investment portfolio on a quarterly basis judging each investment for other-than-temporary impairment (OTTI). The OTTI analysis focuses on duration and severity of impairment in determining of OTTI. As of September 30, 2013, the following securities were reviewed:

Tax-exempt municipal securities There are forty-one impaired securities classified as Municipal. All of the issuers that are listed have never deferred or defaulted on interest payments.  Market values have declined during the most recent quarter due to rising interest rates and the negative impact on the entire sector caused by the Detroit, Michigan bond default.  Eight of the impaired municipals are school districts that have state qualified school aid, six of which have additional private insurance. The remaining nine

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

are four insured school districts, one uninsured school district, three townships and one insured county, all of which have strong underlying ratings.

Corporate Securities The unrealized loss on three investments in the corporate bond portfolio was caused by a number of factors. Some of the bonds have had downgrades since they were purchased but all remain investment grade. Some of the corporates have been affected by the market's perception of the impact of sovereign debit holdings and spreads on the financial sector have widened since they were purchased.  The default rating on bonds with similar agency ratings is negligible. Based on this analysis and an evaluation of DNB’s ability and intent to hold these securities for a reasonable period of time sufficient for each security to increase to DNB’s cost, DNB does not intend to sell these securities and it is not more likely than not that DNB will be required to sell the securities before recovery of their cost, DNB does not consider these securities to be other-than-temporarily impaired at September 30, 2013.

Equity securities.  DNB’s investment in five marketable equity securities consists primarily of securities in common stock of community banks in Pennsylvania. The unrealized losses on the five securities in the equity securities portfolio were all impaired for more than twelve months. The severity and duration of the impairment are driven by higher collateral losses, wider credit spreads, and changes in interest rates within the financial services sector. DNB evaluated the prospects of all issuers in relation to the severity and duration of the impairment. These securities have been adversely impacted by the effects of the current economic environment on the financial services industry. We evaluated each of the underlying banks for credit impairment based on its financial condition and performance. Over the past five quarters, the unrealized loss on these equity securities has slowly decreased. Based on our evaluation and expectation that these investments will recover within a reasonable period of time, we do not consider these investments to be other-than-temporarily impaired at September 30, 2013.

The amortized cost and fair value of investment securities as of September 30, 2013, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid without penalties.

	Held to Maturity		Available for Sale
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$-	$-	$7,369	$7,372
Due after one year through five years	-	-	29,508	29,432
Due after five years through ten years	24,880	25,057	44,813	44,465
Due after ten years	41,151	39,779	55,593	55,053
No stated maturity	-	-	27	16
Total investment securities	$66,031	$64,836	$137,310	$136,338

DNB sold $8.4 million and $31.0 million from the Available for Sale portfolio during the three and nine months ended September 30, 2013. DNB sold $4.6 million and $14.4 million from the Available For Sale portfolio during the three and nine month periods ending September 30, 2012. Gains and losses resulting from investment sales, redemptions or calls were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Gross realized gains-AFS	$281	$161	$752	$246
Gross realized losses-AFS	-	-	(257)	(6)
Net realized gain	$281	$161	$495	$240

At September 30, 2013 and December 31, 2012, investment securities with a carrying value of approximately $128.9 million and  $90.0 million, respectively, were pledged to secure public funds, repurchase agreements and for other purposes as required by law.

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4: LOANS AND LEASES

The following table sets forth information concerning the composition of total loans and leases outstanding, as of the dates indicated.

(Dollars in thousands)	September 30, 2013	December 31, 2012
Residential mortgage	$23,814	$25,835
Commercial mortgage	226,629	234,202
Commercial:
Commercial term	88,466	81,888
Commercial construction	15,489	12,247
Lease financing	3	67
Consumer:
Home equity	38,626	35,322
Other	6,212	6,937
Total loans and leases	$399,239	$396,498
Less allowance for credit losses	(4,306)	(6,838)
Net loans and leases	$394,933	$389,660

If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following tables:

	September 30, 2013
(Dollars in thousands)	Balances	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income
Non-accrual loans:
Residential mortgage	$2,257	$51	$-	$51
Commercial mortgage	281	155	-	155
Commercial:	-			-
Commercial term	-	4	-	4
Commercial construction	2,554	299	-	299
Lease financing	-	1	-	1
Consumer:	-			-
Home Equity	60	4	-	4
Other	102	12	3	9
Total non-accrual loans	$5,254	$526	$3	$523
Loans 90 days past due and still accruing	335
Total non-performing loans	$5,589

	September 30, 2012
(Dollars in thousands)	Balances	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income
Non-accrual loans:
Residential mortgage	$2,200	$46	$-	$46
Commercial mortgage	321	17	1	16
Commercial:				-
Commercial term	65	15	12	3
Commercial construction	4,326	164	196	(32)
Lease financing	33	2	-	2
Consumer:				-
Home Equity	119	7	-	7
Other	44	4	4	-
Total non-accrual loans	$7,108	$255	$213	$42
Loans 90 days past due and still accruing	2,721
Total non-performing loans	$9,829

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5: ALLOWANCE FOR CREDIT LOSSES

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of September 30, 2013 and December 31, 2012.

Age Analysis of Past Due Loans Receivables

					September 30, 2013
							Loans
							Receivable
	30-59	60-89	Greater			Total	> 90
	Days Past	Days Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivables	Accruing
Residential mortgage	$825	$-	$2,177	$3,002	$20,812	$23,814	$-
Commercial mortgage	238	18	290	546	226,083	226,629	215
Commercial:
Commercial term	26	-	-	26	88,440	88,466	-
Commercial construction	-	-	2,554	2,554	12,935	15,489	-
Lease financing	-	3	-	3	-	3	-
Consumer:
Home equity	48	180	180	408	38,218	38,626	120
Other	68	75	41	184	6,028	6,212	-
Total	$1,205	$276	$5,242	$6,723	$392,516	$399,239	$335

					December 31, 2012
							Loans
							Receivable
	30-59	60-89	Greater			Total	> 90
	Days Past	Days Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivables	Accruing
Residential mortgage	$692	$319	$2,256	$3,267	$22,568	$25,835	$60
Commercial mortgage	68	-	3,514	3,582	230,620	234,202	710
Commercial:
Commercial term	-	-	-	-	81,888	81,888	-
Commercial construction	-	-	2,031	2,031	10,216	12,247	-
Lease financing	-	-	28	28	39	67	-
Consumer:
Home equity	162	-	152	314	35,008	35,322	92
Other	95	-	54	149	6,788	6,937	7
Total	$1,017	$319	$8,035	$9,371	$387,127	$396,498	$869

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize information in regards to impaired loans by loan portfolio class as of and for the nine months ended September 30, 2013 and as of and for the year ended December 31, 2012.

Impaired Loans

	September 30, 2013			December 31, 2012
	Recorded	Unpaid	Related	Recorded	Unpaid	Related
	Investment	Principal	Allowance	Investment	Principal	Allowance
(Dollars in thousands)		Balance			Balance
With no related allowance recorded:
Residential mortgage	$2,499	$3,097	$-	$2,386	$2,883	$-
Commercial mortgage	281	351	-	2,807	2,814	-
Commercial:
Commercial term	-	3	-	-	3	-
Commercial construction	2,554	6,741	-	-	-	-
Lease financing	-	-	-	28	36	-
Consumer:
Home equity	60	68	-	64	72	-
Other	102	102	-	147	147	-
Total	$5,496	$10,362	$-	$5,432	$5,955	$-
With allowance recorded:
Residential mortgage	-	-	-	-	-	-
Commercial mortgage	-	-	-	2,565	2,569	151
Commercial:
Commercial term	-	-	-	-	-	-
Commercial construction	-	-	-	4,326	4,864	864
Lease financing	-	-	-	-	-	-
Consumer:
Home equity	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	$-	$-	$-	$6,891	$7,433	$1,015
Total:
Residential mortgage	2,499	3,097	-	2,386	2,883	-
Commercial mortgage	281	351	-	5,372	5,383	151
Commercial:
Commercial term	-	3	-	-	3	-
Commercial construction	2,554	6,741	-	4,326	4,864	864
Lease financing	-	-	-	28	36	-
Consumer:
Home equity	60	68	-	64	72	-
Other	102	102	-	147	147	-
Total	$5,496	$10,362	$-	$12,323	$13,388	$1,015

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2012		September 30, 2013		September 30, 2012
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Residential mortgage	$2,472	$-	$2,409	$-	$2,428	$-	$2,207	$-
Commercial mortgage	1,218	-	240	-	1,897	-	171	1
Commercial:
Commercial term	-	-	76	-	-	-	139	12
Commercial construction	1,277	-	3,177	130	1,184	-	2,318	130
Lease financing	-	-	46	-	14	-	54	-
Consumer:
Home equity	60	-	119	-	62	-	90	2
Other	102	-	42	-	124	3	66	2
Total	$5,129	$-	$6,109	$130	$5,709	$3	$5,045	$147
With allowance recorded:
Residential mortgage	-	-	-	-	80	-	-	-
Commercial mortgage	566	-	82	-	1,837	-	590	-
Commercial:
Commercial term	-	-	-	-	50	-	-	-
Commercial construction	2,163	-	2,031	27	3,245	-	2,203	66
Lease financing	-	-	-	-	-	-	-	-
Consumer:
Home equity	-	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-	-
Total	$2,729	$-	$2,113	$27	$5,212	$-	$2,793	$66
Total:
Residential mortgage	2,472	-	2,409	-	2,508	-	2,207	-
Commercial mortgage	1,784	-	322	-	3,734	-	761	1
Commercial:
Commercial term	-	-	76	-	50	-	139	12
Commercial construction	3,440	-	5,208	157	4,429	-	4,521	196
Lease financing	-	-	46	-	14	-	54	-
Consumer:
Home equity	60	-	119	-	62	-	90	2
Other	102	-	42	-	124	3	66	2
Total	$7,858	$-	$8,222	$157	$10,921	$3	$7,838	$213

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within DNB’s internal risk rating system as of September 30, 2013 and December 31, 2012.

Credit Quality Indicators

	September 30, 2013
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$21,409	$-	$2,405	$-	$23,814
Commercial mortgage	216,787	5,109	4,733	-	226,629
Commercial:
Commercial term	88,190	73	203	-	88,466
Commercial construction	12,822	-	1,967	700	15,489
Lease financing	3	-	-	-	3
Consumer:
Home equity	38,377	-	249	-	38,626
Other	6,208	-	4	-	6,212
Total	$383,796	$5,182	$9,561	$700	$399,239

	December 31, 2012
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$23,346	$-	$2,489	$-	$25,835
Commercial mortgage	211,001	10,847	12,354	-	234,202
Commercial:
Commercial term	81,394	73	421	-	81,888
Commercial construction	4,018	-	6,198	2,031	12,247
Lease financing	67	-	-	-	67
Consumer:
Home equity	35,069	-	253	-	35,322
Other	6,933	-	4	-	6,937
Total	$361,828	$10,920	$21,719	$2,031	$396,498

The following tables set forth the composition of DNB’s allowance for credit losses as of September 30, 2013 and December 31, 2012, the activity for the three and nine months ended September 30, 2013 and 2012 and as of and for the year ended December 31, 2012.

Allowance for Credit Losses and Recorded Investment in Loans Receivables

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	mortgage	mortgage	term	construction	financing	home equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - July 1, 2013	$309	$3,110	$484	$2,004	$-	$181	$80	$522	$6,690
Charge-offs	1	(322)	(13)	(3,648)	-	-	(12)	-	(3,994)
Recoveries	5	-	-	-	4	-	1	-	10
Provisions	(132)	(155)	99	1,846	(4)	11	9	(74)	1,600
Ending balance - September 30, 2013	$183	$2,633	$570	$202	$-	$192	$78	$448	$4,306

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	mortgage	mortgage	term	construction	financing	home equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2013	$306	$3,094	$506	$1,536	$3	178	$86	$1,129	$6,838
Charge-offs	(183)	(716)	(235)	(3,648)	(26)	-	(17)	-	(4,825)
Recoveries	75	-	5	-	57	-	1	-	138
Provisions	(15)	255	294	2,314	(34)	14	8	(681)	2,155
Ending balance - September 30, 2013	$183	$2,633	$570	$202	$-	$192	$78	$448	$4,306

Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-

Ending balance: collectively evaluated for impairment	$183	$2,633	$570	$202	$-	$192	$78	$448	$4,306
Loans receivables:
Ending balance	$23,814	$226,629	$88,466	$15,489	$3	$38,626	$6,212		$399,239

Ending balance: individually evaluated for impairment	$2,499	$281	$-	$2,554	$-	$60	$102		$5,496

Ending balance: collectively evaluated for impairment	$21,315	$226,348	$88,466	$12,935	$3	$38,566	$6,110		$393,743

Reserve for unfunded loan commitments	$-	$17	$88	$37	$-	$10	$-		$152

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	mortgage	mortgage	term	construction	financing	home equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - July 1, 2012	$378	$2,860	$485	$1,455	$5	$176	$92	$763	$6,214
Charge-offs	(81)	-	(10)	-	-	-	-	-	(91)
Recoveries	5	-	23	-	26	-	5	-	59
Provisions	104	526	(10)	(30)	(28)	(5)	(7)	(175)	375
Ending balance - September 30, 2012	$406	$3,386	$488	$1,425	$3	$171	$90	$588	$6,557

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	mortgage	mortgage	term	construction	financing	home equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2012	$383	$3,442	$474	$1,029	$10	$165	$95	$566	$6,164
Charge-offs	(99)	-	(28)	(848)	(1)	-	(9)	-	(985)
Recoveries	15	-	26	-	36	-	26	-	103
Provisions	107	(56)	16	1,244	(42)	6	(22)	22	1,275
Ending balance - September 30, 2012	$406	$3,386	$488	$1,425	$3	$171	$90	$588	$6,557

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	mortgage	mortgage	term	construction	financing	home equity	Other		Unallocated	Total
Allowance for credit losses:
Ending balance - December 31, 2012	$306	$3,094	$506	$1,536	$3	$178	$86		$1,129	$6,838
Ending balance: individually evaluated for impairment	$-	$151	$-	$864	$-	$-	$-		$-	$1,015
Ending balance: collectively evaluated for impairment	$306	$2,943	$506	$672	$3	$178	$86		$1,129	$5,823
Loans receivables:
Ending balance	$25,835	$234,202	$81,888	$12,247	$67	$35,322	$6,937			$396,498
Ending balance: individually evaluated for impairment	$2,386	$5,372	$-	$4,326	$28	$64	$147			$12,323
Ending balance: collectively evaluated for impairment	$23,449	$228,830	$81,888	$7,921	$39	$35,258	$6,790			$384,175
Reserve for unfunded loan commitments	$-	$9	$71	$35	$-	$10	$-	$		$125

NOTE 6: EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the treasury stock method and reflects the potential dilution that could occur from the exercise of stock options, and warrants and the amortized portion of unvested stock awards. Stock options and unvested stock awards for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. Treasury shares are not deemed outstanding for calculations. There were no outstanding stock warrants, 66,853 anti-dilutive stock options outstanding, and no anti-dilutive stock awards outstanding at September 30, 2013. There were no anti-dilutive stock warrants outstanding, 128,568 anti-dilutive stock options outstanding, and no anti-dilutive stock awards outstanding at September 30, 2012. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2013
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$295	2,750	$0.11	$2,647	2,739	$0.97
Effect of potential dilutive common stock equivalents– stock options and restricted shares	-	38	(0.01)	-	36	(0.02)
Diluted EPS
Income available to common stockholders after assumed conversions	$295	2,788	$0.10	$2,647	2,775	$0.95

	Three Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2012
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$1,379	2,714	$0.51	$3,623	2,708	$1.34
Effect of potential dilutive common stock equivalents– stock options, restricted shares and warrants	-	31	(0.01)	-	27	(0.02)
Diluted EPS
Income available to common stockholders after assumed conversions	$1,379	2,745	$0.50	$3,623	2,735	$1.32

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7: ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive loss included in stockholders' equity are as follows:

Accumulated Other Comprehensive Loss (Unaudited)	Before-Tax	Tax	Net-of-Tax
(Dollars in thousands)	Amount	Effect	Amount
September 30, 2013
Net unrealized loss on AFS securities	$(972)	$330	$(642)
Discount on AFS to HTM reclassification	(35)	12	(23)
Unrealized actuarial losses-pension	(2,233)	759	(1,474)
Total of all items above	$(3,240)	$1,101	$(2,139)
December 31, 2012
Net unrealized gain on AFS securities	$1,253	$(426)	$827
Discount on AFS to HTM reclassification	(54)	18	(36)
Unrealized actuarial losses-pension	(2,233)	759	(1,474)
Total of all items above	$(1,034)	$351	$(683)

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

DNB Capital Trust I

DNB’s first issuance of junior subordinated debentures was on July 20, 2001. These debentures are floating rate and were issued to DNB Capital Trust I, a Delaware business trust in which DNB owns all of the common equity. DNB Capital Trust I issued $5.0 million of floating rate (6 month Libor plus 3.75%, with a cap of 12%) capital preferred securities to a qualified institutional buyer. The proceeds of these securities were used by the Trust, along with DNB’s capital contribution, to purchase $5.2 million principal amount of DNB’s floating rate junior subordinated debentures. The preferred securities have been redeemable since July 25, 2006 and must be redeemed upon maturity of the debentures on July 25, 2031.

DNB Capital Trust II

DNB’s second issuance of junior subordinated debentures was on March 30, 2005. These are floating rate and were issued to DNB Capital Trust II, a Delaware business trust in which DNB owns all of the common equity. DNB Capital Trust II issued $4.0 million of floating rate (the rate was fixed at 6.56% for the first 5 years and is now adjusting at a rate of 3-month LIBOR plus 1.77%) capital preferred securities. The proceeds of these securities were used by the Trust, along with DNB’s capital contribution, to purchase $4.1 million principal amount of DNB’s floating rate junior subordinated debentures. The preferred securities have been redeemable since May 23, 2010. The preferred securities must be redeemed upon maturity of the debentures on May 23, 2035.

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9: STOCK-BASED COMPENSATION

Stock Option Plan

DNB has a Stock Option Plan for employees and directors. Under the plan, options (both qualified and non-qualified) to purchase a maximum of 793,368 (as adjusted for subsequent stock dividends) shares of DNB’s common stock could be issued to employees and directors. Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years. Vesting of options under the plan is determined by the Plan Committee. There were 335,279 shares available for grant at September 30, 2013. All options with the exception of 44,600 options granted on April 23, 2010 and 44,600 options granted on December 12, 2011 are immediately exercisable. DNB expensed $51,000 during the nine months ended September 30, 2013 and anticipates additional expense of $13,000 through April 23, 2014 for the options granted on April 23, 2010 and $55,000 through December 12, 2014 for the options granted on December 12, 2011, the dates the options can first be exercised. Stock option activity is indicated below.

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2013	214,618	$15.98
Issued	-	-
Exercised	-	-
Forfeited	1,000	10.31
Expired	6,315	18.66
Outstanding September 30, 2013	207,303	$15.92

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2012	236,438	$15.98
Issued	-	-
Exercised	-	-
Forfeited	2,605	9.69
Expired	19,215	16.83
Outstanding September 30, 2012	214,618	$15.98

The weighted-average price and weighted average remaining contractual life for the outstanding options are listed below for the dates indicated.

September 30, 2013
Range of			Weighted Average
Exercise	Number	Number	Exercise	Remaining	Intrinsic
Prices	Outstanding	Exercisable	Price	Contractual Life	Value
$6.93-10.99	85,050	-	$8.65	4.40 years	$1,047,000
14.00-19.99	55,401	55,401	17.51	2.22 years	191,000
20.00-22.99	18,811	18,811	22.78	1.22 years	-
23.00-24.27	48,041	48,041	24.27	1.55 years	-
Total	207,303	122,253	$15.92	2.87 years	$1,238,000

December 31, 2012
Range of			Weighted Average
Exercise	Number	Number	Exercise	Remaining	Intrinsic
Prices	Outstanding	Exercisable	Price	Contractual Life	Value
$6.93-10.99	86,050	-	$8.67	5.16 years	$588,000
14.00-19.99	61,715	61,715	17.62	2.72 years	-
20.00-22.99	18,812	18,812	22.78	1.97 years	-
23.00-24.27	48,041	48,041	24.27	2.29 years	-
Total	214,618	128,568	$15.98	3.54 years	$588,000

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

Share awards granted by the Plan were recorded at the date of award based on the market value of shares.  Awards are being amortized to expense over the three-year cliff-vesting period. DNB records compensation expense equal to the value of the shares being amortized.  For the three and nine month periods ended September 30, 2013, $31,000 and $103,000 were amortized to expense, respectively. For the three and nine month periods ended September 30, 2012, $18,000 and $53,000 were amortized to expense, respectively. As of September 30, 2013, there was approximately $309,000 in additional compensation that will be recognized over the remaining service period of approximately 1.92 years. At September 30, 2013, 158,754 shares were reserved for future grants under the Plan.

Stock grant activity is indicated below:

		Weighted Average
	Shares	Stock Price
Non-vested stock awards—January 1, 2013	48,270	$11.39
Granted	-	-
Forfeited	400	15.56
Vested	14,200	6.93
Non-vested stock awards—September 30, 2013	33,670	$13.22

		Weighted Average
	Shares	Stock Price
Non-vested stock awards—January 1, 2012	29,200	$8.67
Granted	-	-
Forfeited	-	-
Vested	-	-
Non-vested stock awards—September 30, 2012	29,200	$8.67

NOTE 10:  INCOME TAXES

As of September 30, 2013, the Corporation had no material unrecognized tax benefits or accrued interest and penalties. It is the Corporation’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.  Federal and state tax years 2010 through 2012 were open for examination as of September 30, 2013.

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

The following table summarizes the assets at September 30, 2013 and December 31, 2012 that are recognized on DNB’s balance sheet using fair value measurement determined based on the differing levels of input:

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	September 30, 2013

(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities:
US Government agency obligations	$-	$38,193	$-	$38,193
GSE mortgage-backed securities	-	42,274	-	42,274
Collateralized mortgage obligations GSE	-	24,744	-	24,744
Corporate bonds	-	25,696	-	25,696
State and municipal tax-exempt	-	4,158	-	4,158
Certificates of deposit	-	1,257	-	1,257
Equity securities	16	-	-	16
Total assets measured at fair value on a recurring basis	$16	$136,322	$-	$136,338

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$2,554	$2,554
OREO and other repossessed property	-	-	853	853
Total assets measured at fair value on a nonrecurring basis	$-	$-	$3,407	$3,407

	December 31, 2012

(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities:
US Government agency obligations	$-	$35,539	$-	$35,539
GSE mortgage-backed securities	-	22,392	-	22,392
Collateralized mortgage obligations GSE	-	21,650	-	21,650
Corporate bonds	-	41,447	-	41,447
State and municipal tax-exempt	-	3,185	-	3,185
Asset-backed securities	-	9,813	-	9,813
Certficates of deposit	-	1,248	-	1,248
Equity securities	14	-	-	14
Total assets measured at fair value on a recurring basis	$14	$135,274	$-	$135,288

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$6,823	$6,823
OREO and other repossessed property	-	-	213	213
Total assets measured at fair value on a nonrecurring basis	$-	$-	$7,036	$7,036

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents additional information about assets measured at fair value on a nonrecurring basis and for which DNB has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurement

(Dollars in thousands)	Fair Value	Valuation		Range (Weighted
	Estimate	Techniques	Unobservable Input	Average)*
September 30, 2013
Impaired loans- Commercial construction	$2,554	Appraisal of collateral (1)	Appraisal adj.	0%	to	0%	(0%)
			Disposal costs (2)	-4%	to	-18%	(-12%)
Other Real Estate Owned	$853		Disposal costs (2)	-2%	to	-2%	(-2%)

* As of September 30, 2013 there is only 1 OREO property.

(1)	Fair value is generally determined through independent appraisals or sales contracts of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors and disposal costs. There is no such adjustment on the assets presented above.

Impaired loans.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $5.5 million at September 30, 2013, none of which had a valuation allowance. Impaired loans had a carrying amount of $12.3 million at December 31, 2012. Of this, $6.9 million had a valuation allowance of $1.0 million and $5.4 million had no valuation allowance as of December 31, 2012.  See the table in note 4 displaying the impact to income if the interest on non-accrual loans would have been recorded.

Other Real Estate Owned & other repossessed property.  Other real estate owned (“OREO”) consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets (primarily repossessed assets formerly leased) are classified as OREO and other repossessed property are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. DNB had $4.2 million of such assets at September 30, 2013, $4.2 million of which was OREO and $14,000 was in other repossessed property. DNB had $1.2 million of such assets at December 31, 2012, which consisted of $1.1 million in OREO and $126,000 in other repossessed property. Subsequent to the repossession of these assets, DNB did not write down the carrying values during the nine month period ending September 30, 2013. DNB had $853,000 of OREO measured at fair value at September 30, 2013.

DNB's policy is to recognize transfer between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Level 1 and 2 for the three and nine months ended September 30, 2013.

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Below is management’s estimate of the fair value of all financial instruments, whether carried at cost or fair value on the Company’s consolidated balance sheet. The carrying amounts and fair values of financial instruments at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$19,221	$19,221	$19,221	$-	$-
AFS investment securities	136,338	136,338	16	136,322	-
HTM investment securities	66,031	64,836	-	64,836	-
Restricted stock	2,904	2,904	-	2,904	-
Loans and leases, net of allowance	394,933	394,491	-	-	394,491
Accrued interest receivable	2,464	2,464	-	2,464	-
Financial liabilities
Deposits:
Non-interest-bearing deposits	95,606	95,606	-	95,606	-
Interest-bearing deposits:	363,370	363,370	-	363,370	-
Time	92,882	92,847	-	92,847	-
Repurchase agreements	14,642	14,642	-	14,642	-
FHLBP advances	10,000	11,153	-	11,153	-
Junior subordinated debentures and other borrowings	9,279	8,842	-	8,842	-
Accrued interest payable	329	329	-	329	-
Off-balance sheet instruments	-	-	-	-	-

	December 31, 2012

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$17,149	$17,149	$17,149	$-	$-
AFS investment securities	135,288	135,288	14	135,274	-
HTM investment securities	66,024	68,307	-	68,307	-
Restricted stock	3,426	3,426	-	3,426	-
Loans and leases, net of allowance	389,660	391,533	-	-	391,533
Accrued interest receivable	2,470	2,470	-	2,470	-
Financial liabilities
Deposits:
Non-interest-bearing deposits	85,055	85,055	-	85,055	-
Interest-bearing deposits:	343,053	343,053	-	343,053	-
Time	102,316	103,045	-	103,045	-
Repurchase agreements	17,014	17,014	-	17,014	-
FHLBP advances	20,000	21,592	-	21,592	-
Junior subordinated debentures and other borrowings	9,279	9,256	-	9,256	-
Accrued interest payable	421	421	-	421	-
Off-balance sheet instruments	-	-	-	-	-

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

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Off-balance-sheet Instruments (Disclosed at Cost)  Off-balance-sheet instruments are primarily comprised of loan commitments, which are generally priced at market at the time of funding. Fees on commitments to extend credit and stand-by letters of credit are deemed to be immaterial and these instruments are expected to be settled at face value or expire unused. It is impractical to assign any fair value to these instruments. At September 30, 2013, un-funded loan commitments totaled $88.9 million and stand-by letters of credit totaled $2.0 million. At December 31, 2012, un-funded loan commitments totaled $67.8 million and stand-by letters of credit totaled $2.1 million.

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

The Series 2011A Preferred Stock is entitled to receive non-cumulative dividends payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate, which is calculated on the aggregate Liquidation Amount, was initially set at 3.874% per annum, and  was based upon the level of “Qualified Small Business Lending”, or “QSBL” (as defined in the Securities Purchase Agreement) originated by the Company’s wholly owned national bank subsidiary DNB First, N.A. (the “Bank”).  The dividend rate for dividends beyond the initial period are  based upon the “Percentage Change in Qualified Lending” (as defined in the Securities Purchase Agreement) between each dividend period and the “Baseline” QSBL level.  Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods depending on the volume of Qualified Small Business Lending the Bank will originate in future periods, and will be fixed at a rate between 1% per annum to 7% per annum and remain unchanged up to four and one-half years following the funding date (the eleventh through the first half of the nineteenth dividend periods).  Because it is not feasible to predict the volume of Qualified Small Business Lending in future periods, it is not feasible to estimate specific future dividend rates under this formula.  If the Series 2011A Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%.  Prior to that time, in general, the dividend rate decreases as the level of the Bank’s Qualified Small Business Lending increases.  Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series 2011A Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series 2011A Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem common stock and other securities.  In addition, if (i) the Company has not timely declared and paid dividends on the Series 2011A Preferred Stock for six dividend periods or more, whether or not consecutive, and (ii) shares of Series 2011A Preferred Stock with an aggregate liquidation preference of at least $13,000,000 are still outstanding, the Treasury (or any successor holder of Series 2011A Preferred Stock) may designate two additional directors to be elected to the Company’s Board of Directors. DNB paid an annual rate on the $13.0 million of Series 2011A Preferred Stock of 1.00%,  1.00%,  1.00% 1.00%, and 1.00% for the each of the quarters ended September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, and September 30, 2012.

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

In addition to interest earned on loans and investments, DNB earns revenues from fees it charges customers for non-lending services. These services include wealth management investment and trust services; brokerage, annuitiy and insurance services; cash management services; banking and ATM services; as well as safekeeping and other depository services.

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

Comprehensive 5-Year Plan.  During the second quarter of 2013, management updated the 5-year strategic plan that was designed to reposition its balance sheet and improve core earnings. Through the plan, management will endeavor to expand its loan portfolio through new originations, increased loan participations, as well as strategic loan and lease receivable purchases. Management also plans to reduce the absolute level of borrowings with cash flows from existing loans and investments as well as from new deposit growth. A discussion on DNB’s Key Strategies follows below:

•Focus on penetrating existing markets to maximize profitability;

•Grow loans and diversify the mix;

•Improve asset quality;

•Focus on profitable customer segments;

•Grow and diversify non-interest income, primarily wealth management;

•Focus on reducing DNB’s cost of funds by changing DNB’s mix of deposits; and

•Focus on cost containment and improving operational efficiencies.

Strategic Plan Update.  We made significant strides toward improving asset quality during the third quarter of 2013. Non-performing loans to total loans fell to 1.40%, down from 2.60% at June 30, 2013, 4.05% at March 31, 2013, 2.63% at December 31, 2012, and 2.45% at September 30, 2012. Our earnings in the third quarter of 2013 reflect a $1.6 million provision for credit losses, following a $3.6 million write-down of three legacy non-performing commercial credits. During the quarter ended September 30, 2013, management continued to focus on reducing DNB's composite cost of funds as well as strengthening DNB’s net interest margin. The composite cost of funds for the three months ended September 30, 2013 was 0.46% compared to 0.69% in 2012. Management continued to actively manage deposits during 2013 to reduce DNB’s cost of funds. Time deposits decreased $9.4 million to $92.9 million at September 30, 2013 compared to $102.3 million at December 31, 2012. Transaction and savings accounts increased $30.9 million during the nine months ended September 30, 2013. Positive trends were observed for the nine months ended September 30, 2013 as wealth management fees increased 35.80% or $247,000 when compared to the same period in 2012. Non-interest expense for the nine months ended September 30, 2013 showed a modest increase of 0.54% or $71,000, compared to the same period in 2012, reflecting increases in staffing and occupancy, primarily related to the Boothwyn branch acquisition in 2012. These increases were offset by lower furniture and equipment costs and professional and consulting costs.

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

MATERIAL CHALLENGES, RISKS AND OPPORTUNITIES

The following is a summary of material challenges, risks and opportunities DNB has faced during the nine-month period ended September 30, 2013:

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

Competition. In addition to the challenges related to the interest rate environment, community banks in Chester and Delaware Counties have been experiencing increased competition from large regional and international banks entering DNB’s marketplace through mergers and acquisitions. Competition for loans and deposits may negatively affect DNB’s net interest margin. To compensate for the increased competition, DNB has targetedcustomers who have been disenfranchised by these mergers. To attract these customers, DNB has introduced new products and services, such as Mobile Money and Mobile Deposit, Popmoney and instant issue debit cards.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, that was enacted by Congress on July 15, 2010, and was signed into law by President Obama on July 21, 2010, enacted a number of changes to the federal deposit insurance regime that affected the deposit insurance assessments the Bank is obligated to pay.  For example:

-The law permanently raised the federal deposit insurance limit to $250,000 per account ownership.  This change may have the effect of increasing losses to the FDIC insurance fund on failures of other insured depository institutions.

-The new law made deposit insurance coverage unlimited in amount for non-interest bearing transaction accounts until December 31, 2012.  This change may also have the effect of increasing losses to the FDIC insurance fund on future failures of other insured depository institutions. Effective January 31, 2013, non-interest bearing transaction accounts fell under the existing FDIC insurance limit of $250,000 per account ownership.

-The law increased the insurance fund’s minimum designated reserve ratio from 1.15 to 1.35, and removed the 1.50 cap on the reserve ratio. The law gave the FDIC discretion to suspend or limit the declaration or payment of dividends even when the reserve ratio exceeded the minimum designated reserve ratio.

The Dodd-Frank Act expanded the base for FDIC insurance assessments, requiring that assessments be based on the average consolidated total assets less tangible equity capital of a financial institution. On February 7, 2011, the FDIC approved a final rule to implement the foregoing provision of the Dodd-Frank Act and to make other changes to the deposit insurance assessment system applicable to insured depository institutions with over $10 billion in assets. Among other things, the final rule eliminated risk categories and the use of long-term debt issuer ratings in calculating risk-based assessments, and instead implemented a scorecard method, combining CAMELS ratings and certain forward-looking financial measures to assess the risk an institution poses to the Deposit Insurance Fund. The final rule also revised the assessment rate schedule for large institutions and highly complex institutions to provide assessments ranging from 2.5 to 45 basis points.

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

In addition to deposit insurance assessments, banks are subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The FDIC sets the Financing Corporation assessment rate every quarter. The current annual Financing Corporation assessment rate is 64 basis points on the deposit insurance assessment base, as defined above, which we anticipate will result in an aggregate estimated FICO assessment payment by the Bank of $38,000 in 2013.

Material Trends and Uncertainties. The global and U.S. economies have experienced reduced business activity as a result of disruptions in the financial system during the past five years. The United States, Europe and many other countries across the globe are struggling with too much debt and weaker streams of revenues as a result of recessionary pressures and high unemployment. Overall economic growth continues to be slow and national and regional unemployment rates remain at elevated levels. While the participation rate has decreased, the risks associated with our business remain acute in periods of slow economic growth and high unemployment. Moreover, financial institutions continue to be affected by a sluggish real estate market and constrained financial markets. While we are continuing to take steps to decrease and limit our exposure to problem loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.

The October 16, 2013 Beige Book indicated that aggregate business activity in the Third Federal Reserve District (the "Third District"), the region DNB Financial is located, slowed to a modest pace of growth. The slowdown was most evident in the housing sectors--existing home sales moderated, while homebuilders saw sales, traffic, and new contracts decline; however, construction continued at a modest pace. Other sectors that continued to expand at a modest rate included general retail sales, tourism, staffing services, and commercial real estate leasing. Commercial real estate construction continued to expand only slightly. Meanwhile, manufacturing activity improved to a modest pace of growth. Two broad sectors grew at a more than modest pace: Auto dealers continued to report a strong rate of sales growth, and moderate rates of growth continued for general services. Loan volumes at Third District banks grew at a modest pace across most categories, and credit quality continued to improve. There was little change to the slight overall increases in wages, home prices, and general price levels--similar to the September 4, 2013 Beige Book.

The October 16, 2013 Beige Book indicated that despite a slower pace of growth in some sectors,  their contacts overall maintained an outlook for moderate growth--similar to the September 4, 2013 Beige Book. The housing recovery has softened somewhat for existing home sellers and new homebuilders, and builders are less optimistic. However, contacts in other sectors continued to express confidence in the underlying economy.

The overall outlook of the Third District’s business contacts, many of which have business models similar to DNB’s small business clients, is for moderate growth which has continued since the September 4, 2013 Beige Book.  In particular, manufacturers and service-sector firms expressed greater confidence in the U.S. economy and in global conditions. In regard to hiring and capital expenditure plans, firms continued to expand cautiously, as they face ongoing uncertainty from the federal government shutdown and implementation of the Affordable Care Act.

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

As the U.S. and local economy moves through a period of reduced business activity and historically high unemployment rates, delinquencies may rise as the value of homes decline and DNB’s borrowers experience financial difficulty due to corporate downsizing, reduced sales, or other negative events which may impact their ability to meet their contractual loan payments. For the quarter ended September 30, 2013, DNB reported net income of $333,000 versus $1.4 million for the same period in 2012.  During the same respective periods, per share earnings on a fully diluted basis were $0.10 and $0.50. The reduction in income during this most recent quarter was primarily due to a $1.2 million increase in the provision for credit losses associated with the $3.6 million write-down of three commercial loans.

These and other factors have impacted our operations. We continue to focus on the consistency and stability of core earnings and balance sheet strength which are critical success factors in today’s challenging economic environment.

Regulatory Initiatives Related to Our Industry.    The federal government continues to consider a variety of reforms related to banking and the financial industry including, without limitation, the Dodd-Frank Act.  The Dodd-Frank Act is intended to promote financial stability in the U.S., reduce the risk of bailouts and protect against abusive financial services practices by improving accountability and transparency in the financial system and ending “too big to fail” institutions.  It is the broadest overhaul of the U.S. financial system since the Great Depression, and much of its impact will be determined by the scope and substance of many regulations that will need to be adopted by various regulatory agencies to implement its provisions.  For these reasons, the overall impact on DNB and its subsidiaries remains unknown at this time.

The Dodd-Frank Act delegates to various federal agencies, including the Consumer Financial Protection Bureau, the task of implementing its many provisions through regulation. While some regulations have been adopted, hundreds of new federal regulations, studies and reports addressing all of the major areas of the new law, including the regulation of banks and their holding companies, will be required, ensuring that federal rules and policies in this area will be further developing for months and years to come. Based on the provisions of the Dodd-Frank Act and adopted and anticipated implementing regulations, it is highly likely that banks and thrifts as well as their holding companies will be subject to significantly increased regulation and compliance obligations.

The Dodd-Frank Act could require us to make material expenditures, in particular personnel training costs and additional compliance expenses, or otherwise adversely affect our business or financial results.  It could also require us to change certain of our business practices, adversely affect our ability to pursue business opportunities we might otherwise consider engaging in, cause business disruptions and/or have other impacts that are as-of-yet unknown to DNB and the Bank.  Failure to comply with these laws or regulations, even if inadvertent, could result in negative publicity, fines or additional licensing expenses, any of which could have an adverse effect on our cash flow and results of operations.  For example, a provision of the Dodd-Frank Act precludes bank holding companies from treating future trust preferred securities issuances as Tier 1 capital for regulatory capital adequacy purposes.  This provision may narrow the number of possible capital raising opportunities DNB and other bank holding companies might have in the future.  Further, the new rules issued by the Consumer Financial Protection Bureau may materially affect the methods and costs of compliance by the Bank in connection with future consumer-related transactions.

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

The final rules implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which will be phased out over time. However, the final rules provide that small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes the Corporation) will be able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.

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

Management uses significant estimates to determine the allowance for credit losses.  Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB’s control, management’s estimate of the amount necessary to absorb credit losses and actual credit losses could differ.  DNB’s current judgment is that the allowance for credit losses remains appropriate at September 30, 2013.  For a description of DNB’s accounting policies in connection with its allowance for credit losses, see, “Allowance for Credit Losses”, in Management’s Discussion and Analysis.

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

FINANCIAL CONDITION

DNB's total assets were $649.8 million at September 30, 2013 compared to $639.6 million at December 31, 2012.  The $10.2 million increase in total assets was primarily attributable to a $3.0 million increase in OREO and other repossessed property, a $2.7 million increase in loans and leases before allowance for credit losses, a $2.5 million decrease in allowance for credit losses, and a $2.1 million increase in cash and cash equivalents.

Investment Securities. Investment securities including restricted stock at September 30, 2013 were $205.3 million compared to $204.7 million at December 31, 2012. The $535,000 increase in investment securities and restricted stock was primarily due to $54.3 million in sales, principal pay-downs, calls and maturities and a $2.2 million change in unrealized loss, offset by the purchase of $57.5 million in investment securities.

Gross Loans and Leases.  DNB’s loans and leases increased  $2.7 million to $399.2 million at September 30, 2013 compared to $396.5 million at December 31, 2012.  Total commercial loans and consumer loans increased $2.2 million and $2.6 million, respectively, while residential loans and commercial leases decreased $2.0 million and $64,000, respectively.

Deposits.  Deposits were $551.9 million at September 30, 2013 compared to $530.4 million at December 31, 2012.  Deposits increased $21.4 million or 4.04% during the nine-month period ended September 30, 2013.  Core deposits, which are comprised of demand, NOW, money markets and savings accounts, increased by $30.9 million while time deposits decreased by $9.4 million.

Borrowings. Borrowings were $34.5 million at September 30, 2013 compared to $46.9 million at December 31, 2012.  The decrease of $12.4 million or 26.5% was primarily due to a $10.0 million decrease in FHLB advances and a $2.4 million decrease in repurchase agreements.

Stockholders’ Equity. Stockholders' equity was $57.7 million at September 30, 2013 compared to $56.7 million at December 31, 2012. The increase in stockholders’ equity was primarily a result of year-to-date earnings of $2.8 million and a $295,000 adjustment to treasury stock for the sale of treasury shares to DNB's 401(k) and deferred compensation plans. These additions to stockholders equity were partially offset by $576,000 of dividends paid on DNB’s common stock and $99,000 of dividends paid on DNB's Non-Cumulative Perpetual Preferred Stock, Series 2011A. (See Note 12 regarding DNB's participation in the Treasury’s Small Business Lending Fund program (“SBLF”), a $30 billion fund established under the Small Business Jobs Act of 2010.)

RESULTS OF OPERATIONS

SUMMARY

Net income for the three and nine-month periods ended September 30, 2013 was $333,000 and $2.8 million compared to $1.4 million and $3.9 million for the same periods in 2012.  Diluted earnings per share for the three and nine-month periods ended September 30, 2013 were $0.10 and $0.95 compared to $0.50 and $1.32 for the same periods in 2012.    The $1.1 million decrease in net income during the most recent three-month period was attributable to a $677,000 decrease in net interest income before provision for credit losses, a $1.2 million increase in provision for credit losses, and a $3,000 increase in non-interest expense, partially offset by a $590,000 decrease in income taxes, and a  $232,000 increase in non-interest income. The $1.2 million decrease in net income during the nine-month period was attributable to a $1.5 million decrease in net interest income before provision for credit losses, a $880,000 increase in provision for credit losses, and a $71,000 increase in non-interest expense, partially offset by a $765,000 decrease in income taxes and a $510,000 increase in non-interest income.

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

Net interest income after provision for credit losses for the three and nine-month periods ended September 30, 2013 was $3.4 million and $13.0 million, compared to $5.3 million and $15.4 million for the same periods in 2012.  Interest income for the three and nine-month periods ended September 30, 2013 was $5.7 million and $17.4 million compared to $6.6 million and $19.5 million for the same periods in 2012.  Interest expense for the three and nine-month periods ended September 30, 2013 was $695,000 and $2.2 million compared to $921,000 and $2.9 million for the same periods in 2012. The decrease in interest expense during both periods was primarily attributable to lower rates on interest-bearing liabilities. The composite cost of funds for the three and nine-month periods ended September 30, 2013 was 0.46% and 0.50%, compared to 0.64% and 0.69% for the same periods in 2012.  The net interest margin for the three and nine-month periods ended September 30, 2013 was 3.21% and 3.30%, compared to 3.80% and 3.78% for the same periods in 2012.

Interest on loans and leases was $4.7 million and $14.4 million for the three and nine-month periods ended September 30, 2013, compared to $5.7 million and $16.7 million for the same periods in 2012. The average balance of loans and leases was $391.3 million with an average yield of 4.75% for the third quarter of 2013 compared to $407.8 million with an average yield of 5.48% for the same period in 2012.  The average balance of loans and leases was $393.9 million with an average yield of 4.87% for the current nine months compared to $404.2 million with an average yield of 5.49% for the same period in 2012.

Interest and dividends on investment securities was $997,000 and $2.9 million for the three and nine-month periods ended September 30, 2013, compared to $966,000 and $2.8 million for the same periods in 2012.  The average balance of investment securities was $201.4 million with an average yield of 2.26% for the third quarter of 2013 compared to $180.7 million with an average yield of 2.32% for the same period in 2012.  The average balance of investment securities was $200.2 million with an average yield of 2.23% for the current nine months compared to $169.1 million with an average yield of 2.37% for the same period in 2012.

Interest on deposits was $440,000 and $1.4 million for the three and nine-month periods ended September 30, 2013, compared to $592,000 and $1.9 million for the same periods in 2012.  The average balance of deposits was $555.9 million with an average rate of 0.31% for the third quarter of 2013 compared to $519.5 million with an average rate of 0.45% for the same period in 2012.   The average balance of deposits was $545.4 million with an average rate of 0.34% for the nine months ended September 30, 2013 compared to $508.8 million with an average rate of 0.49% for the same period in 2012. The decrease in rate during both periods was primarily attributable to a lower interest rate environment.

Interest on borrowings was $255,000 and $824,000 for the three and nine-month periods ended September 30, 2013, compared to $329,000 and $995,000 for the same periods in 2012. The average balance of borrowings was $41.7 million with an average rate of 2.43% for the third quarter of 2013 compared to $49.5million with an average rate of 2.64% for the same period in 2012.  The average balance of borrowings was $44.5 million with an average rate of 2.48% for the nine months ended September 30, 2013 compared to $50.8 million with an average rate of 2.61% for the same period in 2012.

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

This analysis is intended to assess the potential for loss within the loan portfolio and to substantiate the adequacy of the allowance. Should the analysis indicate that the allowance is not adequate, management will recommend a provision expense be made in an amount equal to the shortfall derived. In establishing and reviewing the allowance for adequacy, emphasis has been placed on utilizing the methodology prescribed in OCC Bulletin 2006-47. Management believes that the following factors create a comprehensive system of controls in which management can monitor the quality of the loan portfolio. Consideration has been given to the following factors and variables which may influence the risk of loss within the loan portfolio:

•Changes in the nature and volume of the portfolio and in the terms of loans;

•Changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans;

•The existence and effect of any concentrations of credit, and changes in the level of such concentrations;

•Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses;

•Changes in the experience, ability, and depth of lending management and other relevant staff;

•Changes in the quality of the institution’s loan review system;

•Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments;

•The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio; and

•Changes in the value of underlying collateral for collateral‑dependent loans.

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

There was a $1.6 million provision made during the three months ended September 30, 2013, compared to $375,000 during the same period in 2012.  There was a $2.1 million provision made during the nine months ended September 30, 2013, compared to $1.3 million during the same period in 2012. DNB’s percentage of allowance for credit losses to total loans and leases was 1.08%  at September 30, 2013 compared to 1.72% and 1.63% at December 31, 2012 and September 30, 2012, respectively. Net charge-offs were $4.7 million,  $781,000 and $882,000 during the nine months ended September 30, 2013, year ended December 31, 2012 and nine months ended September 30, 2012, respectively. The percentage of net charge-offs to total average loans and leases were 1.18%, 0.21% and 0.22%  during the same respective periods. Management believes that the allowance for credit losses is adequate, but continues to monitor it along with other performance metrics including those ratios related to non-performing loans and leases. Management is not aware of any potential problem loans, which were accruing and current at September 30, 2013, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to DNB. Non-performing loans decreased $4.8 million during the nine month period ended September 30, 2013.  The ratio of the allowance for loan losses as a percentage of loans and leases was 1.08% at September 30, 2013 and 1.72% at December 31, 2012 and reflects management’s estimate of the level of inherent losses in the portfolio, which has been impacted by a recessionary economy, continued high unemployment, a weakened housing market and deterioration in income-producing properties.

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

As of September 30, 2013, DNB had $9.8 million of non-performing assets, which included $5.6 million of non-performing or impaired loans and $4.2 million of OREO.  This compares to $11.7 million of non-performaing assets at December 31, 2012 which included $10.4 million of non-performing or impaired loans and $1.2 million of OREO. Loans are reviewed for impairment in accordance with FASB ASC 310-10-35. Impaired loans can either be secured or unsecured, not including large groups of smaller balance loans that are collectively evaluated. Impairment is measured by the difference between the loan amount and the present value of the future cash flow discounted at the loan’s effective interest rate. Management measures loans for impairment by using the fair value of collateral for collateral dependent loans. In general, management reduces the amount of the appraisal by the estimated cost of acquisition and disposition of the underlying collateral and compares that adjusted value with DNB’s carrying value. As part of the general allowance, DNB reserves at the rate of approximately 6% to 10% on non-performing or impaired loans. DNB establishes a specific valuation allowance on impaired loans that have a collateral shortfall, including estimated costs to sell in comparison to the carrying value of the loan. Of the $5.5 million of impaired loans at September 30, 2013,  none had a specific allowance above the general allowance. During the third quarter ended September 30, 2013, DNB wrote down non-performing loans by $4 million, which reduced the special reserve for these credits to $0 at September 30, 2013. Of the $12.3 million of impaired loans at December 31, 2012, $6.9 million had a valuation allowance of $1.0 million and $5.4 million had no specific allowance above the general allowance as of December 31, 2012.  For those impaired loans that management determined that no specific valuation allowance was necessary, management has reviewed the present value of the future cash flows or the appraisal for each loan and determined that there is no shortfall in the collateral. During the quarter ended September 30, 2013,  DNB recognized $4.0 million in charge-offs  related to impaired loans.  An impaired loan may not represent an expected loss. As of September 30, 2013, DNB has entered into agreements to sell two large OREO properties which are scheduled to close in the fourth quarter of 2013.

We typically order new third-party appraisals or collateral valuations when a loan becomes impaired or is transferred to OREO. This is done within two weeks of a loan becoming impaired or a loan moving to OREO. It generally takes two to eight weeks to receive the appraisals, depending on the type of property being appraised. We recognize any provision or related charge-off within two weeks of receiving the appraisal after the appraisal has been reviewed by DNB. We generally order a new appraisal for all impaired real estate loans having a balance of $100,000 or higher, every twelve months, unless management determines more frequent appraisals are necessary. We use updated valuations when time constraints do not permit a full appraisal process, to reflect rapidly changing market conditions. Because appraisals and updated valuations utilize historical data in reaching valuation conclusions, the appraised or updated value may or may not reflect the actual sales price that we will receive at the time of sale. Management uses the qualitative factor “Changes in the value of underlying collateral for collateral-dependent loans” to calculate any required reserve to mitigate this risk.

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

Analysis of Allowance for Credit Losses

(Dollars in thousands)

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012	Nine Months Ended September 30, 2012
Beginning balance	$6,838	$6,164	$6,164
Provisions	2,155	1,455	1,275
Loans charged off:
Residential mortgage	(183)	(99)	(99)
Commercial mortgage	(716)	-	-
Commercial:
Commercial term	(235)	(38)	(28)
Commercial construction	(3,648)	(848)	(848)
Lease financing	(26)	(1)	(1)
Consumer:
Home Equity	-	-	-
Other	(17)	(31)	(9)
Total charged off	(4,825)	(1,017)	(985)
Recoveries:
Residential mortgage	75	21	15
Commercial mortgage	-	-	-
Commercial:
Commercial term	5	115	26
Commercial construction	-	-	-
Lease financing	57	72	36
Consumer:
Home Equity	-	-	26
Other	1	28	-
Total recoveries	138	236	103
Ending balance	$4,306	$6,838	$6,557

Reserve for unfunded loan commitments	$152	$125	$106

The following table sets forth the composition of DNB’s allowance for credit losses for the dates indicated.

Composition of Allowance for Credit Losses

(Dollars in thousands)

	September 30, 2013		December 31, 2012
		Percent of		Percent of
		Loan Type		Loan Type
		to Total		to Total
	Amount	Loans	Amount	Loans
Residential mortgage	$183	6%	$306	6%
Commercial mortgage	2,633	57	3,094	59
Commercial:
Commercial term	570	22	506	21
Commercial construction	202	4	1,536	3
Lease financing	-	-	3	-
Consumer:
Home Equity	192	10	178	9
Other	78	1	86	2
Unallocated	448	-	1,129	-
Total	$4,306	100%	$6,838	100%

Reserve for unfunded loan commitments	$152	-	$125	-

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

Non-interest income for the three and nine-month periods ended September 30, 2013 was $1.3 million and $3.7 million, compared to $1.1 million and $3.2 million for the same periods in 2012.  The $232,000 increase during the three months ended September 30, 2013 was mainly attributable to increased gains on sales of  investments of $120,000, an increase of $122,000 in wealth management fees, and a $3,000 increase in other fees, offset by decreases of $12,000 on service charges on deposits and $1,000 of gains/losses on the sale of loans.  During the nine months ended September 30, 2013, non-interest income increased $510,000 over the same period in 2012. This increase was primarily due to a increases in gains on sales of investments of $255,000, wealth management of $247,000, other fees of $27,000, and gain on sale of loans of $4,000, offset by a $21,000 decrease in service charges on deposits.

NON-INTEREST EXPENSE

Non-interest expense for the three and nine-month periods ended September 30, 2013 was $4.5 million and $13.1 million compared to $4.5 million and $13.0 million for the same periods in 2012.  During the three months ended September 30, 2013, total non-interest expense increased by $2,000.  The increase was primarily due to a $137,000 increase in salary and employee benefits, a $60,000 increase in other expenses, a $26,000 increase in advertising and marketing, a $16,000 increase in occupancy, a $14,000 increase in telecommunications, and a $12,000 increase in PA shares tax. These increases were offset by a $212,000 decrease in loss on sale or write down of OREO, a $20,000 decrease in furniture and equipment, and a $12,000 decrease in professional and consulting. During the nine months ended September 30, 2013, total non-interest expense increased $71,000. The increase was primarily attributable to an increase in salary and employee benefits of  $265,000, an increase in occupancy of $88,000, an increase in advertising and marketing of $38,000 and an increase in PA shares tax of $36,000. These increases  were offset by a decrease in loss on sale or write down of OREO of $201,000, a decrease in furniture and equipment of $91,000, a decrease in professional and consulting of $50,000 and a decrease in other expenses of $40,000. Increases in salaries and empolyee benefits and occupancy were primarily due to the Boothwyn branch acquisition in June 2012.

INCOME TAXES

Income tax (benefit) expense for the three and nine-month periods ended September 30, 2013 was ($36,000) and $824,000 compared to $554,000 and $1.6 million for the same periods in 2012. The effective tax rate for the three and nine-month periods ended September 30,  2013 was (12.1%) and 23.0%  compared to 28.1%  and 28.9%  for the same period in 2012. During the third quarter 2013, DNB recognized a tax benefit as a result of the large provision to the ALLL. This expense significantly reduced income for the first nine months relative to the income estimate used to calculate taxes. Income tax expense for each period differs from the amount determined at the statutory rate of 34.0% due to tax-exempt income on loans and investment securities, DNB's ownership of BOLI policies, and tax credits recognized on a low-income housing limited partnership.

ASSET QUALITY

Non-performing assets totaled $9.8 million at September 30, 2013 compared to $11.7 million at December 31, 2012 and $13.7 million at September 30, 2012. Total non-performing assets decreased $3.7 million and $1.9 million during the three and nine months ended September 30, 2013. The $3.7 million decrease during the most recent quarter was primarily due to charge-offs of $4.0 million related to five non-accrual loans. All of the loans were secured by commercial real estate or approved residential developments. One of the commercial loans was foreclosed on during the third quarter of 2013, generating a $322,000 charge to the ALLL. Prior to the foreclosure, DNB had a $217,000 specific reserve on this credit. DNB has entered into an agreement of sale to sell this property during the fourth quarter of 2013. Two of the loans were land development loans and two of the loans were secured by various partnership interests in commercial real estate. During the quarter, management wrote-down these three loan relationships by $3.6 million based on new appraisals and/or valuations of underlying collateral. Prior to this write down, management had placed a $1.7 million specific reserve on these four credits.

 The non-performing loans to total loans ratio is 1.40% at September 30, 2013,  down from 2.63% at December 31, 2012 and down from 2.45% at September 30, 2012. The non-performing assets to total assets ratio decreased to 1.51% at September 30, 2013,  down from 1.82% at December 31, 2012, and 2.19% at September 30, 2012. The allowance to non-performing loans and leases ratio increased from 66.7% at September 30, 2012 and 65.5% at December 31, 2012 to 77.0% at September 30, 2013. DNB continues to work diligently to improve asset quality by adhering to strict underwriting standards and improving lending policies and procedures. Non-performing assets have, and will continue to have, an impact on earnings; therefore management intends to continue working aggressively to reduce the level of such assets.

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

DNB’s Credit Policy Committee monitors the performance of the loan and lease portfolio to identify potential problem assets on a timely basis. Committee members meet to design, implement and review asset recovery strategies, which serve to maximize the recovery of each troubled asset. As of September 30, 2013,  DNB had $9.6 of substandard loans. Of the $9.6 million, $4.1 million are performing and are believed to require increased supervision and review; and may, depending on the economic environment and other factors, become non-performing assets in future periods. The amount of such loans at December 31, 2012 was $14.2 million. The majority of the loans are secured by commercial real estate, with lesser amounts being secured by residential real estate, inventory and receivables.

The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, and (iii) OREO as a result of foreclosure or voluntary transfer to DNB as well as other repossessed assets. In addition, the table sets forth DNB's asset quality and allowance coverage ratios at the dates indicated:

Non-Performing Assets

(Dollars in thousands)

	September 30, 2013	December 31, 2012	September 30, 2012
Non-accrual loans:
Residential mortgage	$2,257	$2,196	$2,200
Commercial mortgage	281	2,804	321
Commercial:
Commercial term	-	-	65
Commercial construction	2,554	4,326	4,326
Lease financing	-	28	33
Consumer:
Home Equity	60	64	119
Other	102	147	44
Total non-accrual loans	5,254	9,565	7,108
Loans 90 days past due and still accruing	335	869	2,721
Total non-performing loans	5,589	10,434	9,829
Other real estate owned & other repossessed property	4,191	1,237	3,864
Total non-performing assets	$9,780	$11,671	$13,693
Asset quality ratios:
Non-performing loans to total loans	1.40%	2.63%	2.44%
Non-performing assets to total assets	1.51	1.82	2.19
Allowance for credit losses to:
Total loans and leases	1.08	1.72	1.63
Non-performing loans and leases	77.0	65.5	66.7

Included in the loan and lease portfolio are loans for which DNB has ceased the accrual of interest.  If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
(Dollars in thousands)	2013	2012	2012
Interest income which would have been
recorded under original terms	$526	$488	$255
Interest income recorded during the period	(3)	(372)	(213)
Net impact on interest income	$523	$116	$42

Impaired loans are measured for impairment using the fair value of the collateral for collateral dependent loans. Information regarding impaired loans is presented as follows:

	At and For the	At and For the	At and For the
	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
(Dollars in thousands)	2013	2012	2012
Total recorded investment	$5,496	$12,323	$7,298
Impaired loans with a specific allowance	-	6,891	2,112
Impaired loans without a specific allowance	5,496	5,432	5,186
Average recorded investment	10,921	8,737	7,838
Specific allowance allocation	-	1,015	849
Total cash collected	854	3,257	3,005
Interest income recorded	3	372	213

LIQUIDITY AND CAPITAL RESOURCES

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes.  DNB’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding.  As part of its liquidity management, DNB maintains assets that comprise its primary liquidity, which totaled $95.5 million at September 30, 2013 compared to $132.8 million at December 31, 2012.  Primary liquidity includes investments, Federal funds sold and cash and due from banks, less pledged securities.  DNB also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.

 In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs.  Through these relationships, DNB has available credit of approximately $225.1 million.  As a member of the FHLB, we are eligible to borrow up to a specific credit limit which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of September 30, 2013, our Maximum Borrowing Capacity with the FHLB was $192.1 million. At September 30, 2013, DNB had borrowed $10.0 million and the FHLB had issued letters of credit, on DNB's behalf, totaling $20.0 million against its available credit lines. At Septmeber 30, 2013, we also had available $33.0 million of unsecured federal funds lines of credit with other financial institutions as well as $30.0 million of available short or long term funding through the Certificate of Deposit Account Registry Service (CDARS) program. Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

On August 5, 2011, Standard & Poor's downgraded the credit rating of the U.S. Government and federal agencies, including the FHLB, from AAA to AA+, with a negative outlook.  Any future downgrades in the credit ratings of the U.S. Government and the FHLB could likely increase the borrowing costs of the FHLB and possibly have a negative impact on its operations and long-term performance.  It is possible this could have an adverse effect on the value of the Corporation's investment in FHLB stock.

At September 30, 2013,  DNB had $88.9 million in un-funded loan commitments.  Management anticipates these commitments will be funded by means of normal cash flows. Certificates of deposit greater than or equal to $100,000 scheduled to mature in one year or less from September 30, 2013 totaled $40.1 million.  Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in cash and cash equivalents or by pay-downs and maturities of loans and investments.

The Corporation and the Bank have each met the definition of “well capitalized” for regulatory purposes on September 30, 2013.  The Bank’s capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of the Corporation’s or the Bank’s overall financial condition or prospects. The Corporation’s capital exceeds the FRB’s minimum leverage ratio requirements for bank holding companies (see additional discussion included in Footnote 16 of DNB’s December 31, 2012 Form 10-K).

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

					To Be Well
					Capitalized
					Under
					Prompt
			For Capital		Corrective
			Adequacy		Action
	Actual		Purposes		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation
September 30, 2013
Total risk-based capital	$73,091	16.2%	$36,177	8.0%	N/A	N/A
Tier 1 risk-based capital	68,633	15.2	18,088	4.0	N/A	N/A
Tier 1 (leverage) capital	68,633	10.4	26,421	4.0	N/A	N/A
December 31, 2012
Total risk-based capital	$71,775	15.9%	$36,153	8.0%	N/A	N/A
Tier 1 risk-based capital	66,115	14.6	18,076	4.0	N/A	N/A
Tier 1 (leverage) capital	66,115	10.5	25,189	4.0	N/A	N/A
DNB First, N.A.
September 30, 2013
Total risk-based capital	$73,073	16.2%	$36,144	8.0%	$45,180	10.0%
Tier 1 risk-based capital	68,615	15.2	18,072	4.0	27,108	6.0
Tier 1 (leverage) capital	68,615	10.4	26,460	4.0	33,075	5.0
December 31, 2012
Total risk-based capital	$71,737	15.9%	$36,119	8.0%	$45,149	10.0%
Tier 1 risk-based capital	66,077	14.6	18,060	4.0	27,090	6.0
Tier 1 (leverage) capital	66,077	10.5	25,110	4.0	31,387	5.0

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes an Economic Value of Equity ("EVE") model.  The EVE model measures the potential price risk of equity to changes in interest rates and factors in the optionality included on the balance sheet.  EVE analysis is used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points.  The EVE is likely to be different if rates change.  Results falling outside prescribed ranges may require action by management.  At September 30, 2013 and December 31, 2012, DNB's variance in the EVE as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the table below. The change as a percentage of the present value of equity with a 200 basis point increase was within DNB's negative 25% guideline at September 30, 2013 and December 31, 2012.

(Dollars in thousands)	September 30, 2013			December 31, 2012
Change in rates	Flat	-200bp	+200bp	Flat	-200bp	+200bp
EVE	$79,283	$76,629	$67,348	$65,903	$61,701	$54,711
Change		(2,654)	(11,935)		(4,202)	(11,192)
Change as % of assets		(0.4%)	(1.8%)		(0.7%)	(1.7%)
Change as % of PV equity		(3.3%)	(15.1%)		(6.4%)	(17.0%)

ITEM 4- CONTROLS AND PROCEDURES

DNB’s Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2013, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, Management has concluded that DNB’s current disclosure controls and procedures are effective.

Management of DNB is responsible for establishing and maintaining adequate internal control over financial reporting for DNB, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  There was no change in DNB’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, DNB’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Neither DNB nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material legal proceedings other than ordinary routine litigation incident to their businesses.

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended September 30, 2013. The following table provides information on repurchases by DNB of its common stock in each month of the quarter ended September 30, 2013:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	Per Share	or Programs	Programs (a)

July 1, 2013 – July 31, 2013	-	$-	-	$63,016

August 1, 2013 – August 31, 2013	-	-	-	$63,016

September 1, 2013 – September 30, 2013	-	-	-	$63,016

Total	-	$-	-

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

overmber
DNB FINANCIAL CORPORATION

November 12, 2013	BY:	/s/ William S. Latoff
William S. Latoff, Chairman of the Board and Chief Executive Officer

November 12, 2013	BY:	/s/ Gerald F. Sopp
Gerald F. Sopp, Chief Financial Officer and Executive Vice President

Exhibit Number	Exhibit Index Description
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