Form 10-K
period 2013-12-31
DNB FINANCIAL CORP /PA/
filed 2014-03-21
CIK 713671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2013

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the shares of common stock of the Registrant issued and outstanding on June 30, 2013, which excludes 448,000 shares held by all directors, officers and affiliates of the Registrant as a group, was approximately  $40.8 million. This figure is based on the closing price of $17.71 per share of the Registrant’s common stock on June 30, 2013, the last business day of the Registrant’s second fiscal quarter.

As of March 17,  2014, the Registrant had outstanding 2,758,436 shares of Common Stock, $1 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

DNB FINANCIAL CORPORATION

Table of Contents

Part I
	Item 1.	Business...................................................................................................................................................	2
	Item 1A.	Risk Factors...................................................................................................................................	11
	Item 1B.	Unresolved Staff Comments...............................................................................................................	11
	Item 2.	Properties.........................................................................................................................................	11
	Item 3.	Legal Proceedings...........................................................................................................................	11
	Item 4.	Mine Safety Disclosures...................................................................................................................	11
Part II
	Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12
	Item 6.	Selected Financial Data.....................................................................................................................	14
	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.....................................	15
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.....................................................................	39
	Item 8.	Financial Statements and Supplementary Data.......................................................................................	40
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................	79
	Item 9A.	Controls and Procedures...................................................................................................................	79
	Item 9B.	Other Information...........................................................................................................................	79
Part III
	Item 10.	Directors and Executive Officers of the Registrant.................................................................................	79
	Item 11.	Executive Compensation...................................................................................................................	79
	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.............	80
	Item 13.	Certain Relationships and Related Transactions and Director Independence...............................................	80
	Item 14.	Principal Accountant Fees and Services...............................................................................................	80
Part IV
	Item 15.	Exhibits, Financial Statement Schedules...............................................................................................	81
SIGNATURES.........................................................................................................................................................................			82

DNB FINANCIAL CORPORATION

FORM 10-K

Forward‑Looking Statements

DNB Financial Corporation (the “Corporation,” "Registrant" or "DNB"), may from time to time make written or oral “forward‑looking statements,” including statements contained in DNB’s filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits hereto and thereto), in its reports to stockholders and in other communications by DNB, which are made in good faith by DNB pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

These forward-looking statements include statements with respect to the Corporation's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Corporation's control). The words "may," "could," "should," "would," "will," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Corporation's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Corporation conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Corporation and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Corporation's products and services; the success of the Corporation in gaining regulatory approval of its products and services, when required; the impact of changes in laws and regulations applicable to financial institutions (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; the nature, extent, and timing of governmental actions and reforms, including the rules of participation for the Small Business Lending Fund (SBLF), the implementation of Basel III, which may be changed unilaterally and retroactively by legislative or regulatory actions; and the success of the Corporation at managing the risks involved in the foregoing.

The Corporation cautions that the foregoing list of important factors is not exclusive. Readers are also cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this Form 10-K, even if subsequently made available by the Corporation on its website or otherwise. The Corporation does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Corporation to reflect events or circumstances occurring after the date of this Form 10-K.

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

Part I

Item 1.  Business

General Description of Registrant’s Business and Its Development

DNB Financial Corporation (the “Registrant” or “DNB”), a Pennsylvania business corporation, is a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System (Federal Reserve Board). The Registrant was incorporated on October 28, 1982 and commenced operations on July 1, 1983 upon consummation of the acquisition of all of the outstanding stock of Downingtown National Bank, now known as DNB First, National Association (the “Bank”). Since commencing operations, DNB’s business has consisted primarily of managing and supervising the Bank, and its principal source of income has been derived from the Bank. At December 31, 2013, DNB had total consolidated assets, total liabilities and stockholders’ equity of $661.5 million, $602.9 million, and $58.6 million, respectively.

The Bank was organized in 1860. The Bank is a national banking association that is a member of the Federal Reserve System, the deposits of which are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is a full service commercial bank providing a wide range of services to individuals and small to medium sized businesses in the southeastern Pennsylvania market area, including accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans. In addition, the Bank has twelve full service branches and one limited service branch and a full-service wealth management group known as “DNB First Wealth Management”. The Bank’s financial subsidiary, DNB Financial Services, Inc., (also know as “DNB Investments & Insurance”) is a Pennsylvania licensed insurance agency, which, through a third party marketing agreement with Cetera Investment Services, LLC, sells a broad variety of insurance and investment products. The Bank’s other subsidiaries are Downco, Inc. and DN Acquisition Company, Inc. which were incorporated in December 1995 and December 2008, respectively, for the purpose of acquiring and holding Other Real Estate Owned acquired through foreclosure or deed in-lieu-of foreclosure, as well as Bank-occupied real estate. In accordance with U.S. generally accepted accounting principles, the Registrant and the Bank along with its subsidiaries operate as one segment, and therefore do not report segment financial information.

The Bank’s headquarters is located at 4 Brandywine Avenue, Downingtown, Pennsylvania. As of December 31, 2013, the Bank had total assets of $661.1 million, total deposits of $558.9 million and total stockholders’ equity of $67.6 million. The Bank’s business is not seasonal in nature. The FDIC, to the extent provided by law, insures its deposits. On December 31, 2013,  the Bank had 115 full-time employees and 24 part-time employees.

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

On April 2, 2012, the Bank entered into a Purchase and Assumption Agreement to acquire certain assets and assume certain liabilities of one full-service branch office located in Boothwyn, Pennsylvania (the "Branch Acquisition"). The Bank consummated the Branch Acquisition on June 11, 2012. The Bank purchased specified assets of the branch, including personal loans totaling $66,000, real estate, furniture and equipment totaling $686,000, and assumed approximately $15.9 million of deposits. The Branch Acquisition included the payment of $130,000 or a 0.82% premium on the deposits, which has been recorded as a core deposit intangible.

The Bank encounters vigorous competition from a number of sources, including other commercial banks, thrift institutions, other financial institutions and financial intermediaries. In addition to commercial banks, Federal and state savings and loan associations, savings banks, credit unions and industrial savings banks actively compete in the Bank’s market area to provide a wide variety of banking services. Mortgage banking firms, real estate investment trusts, finance companies, insurance companies, leasing companies and brokerage companies, financial affiliates of industrial companies and certain government agencies provide additional competition for loans and for certain financial services. The Bank also competes for interest‑bearing funds with a number of other financial intermediaries, which offer a diverse range of investment alternatives, including brokerage firms and mutual fund companies.

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

Permitted Non-Banking Activities. The Federal Reserve Board permits bank holding companies to engage in non-banking activities so closely related to banking or managing or controlling banks as to be a proper incident thereto. A number of activities are authorized by Federal Reserve Board regulation, while other activities require prior Federal Reserve Board approval. The types of permissible activities are subject to change by the Federal Reserve Board. Revisions to the Bank Holding Company Act contained in the Federal Gramm‑Leach Bliley Act of 1999 permit certain eligible bank holding companies to qualify as “financial holding companies” and thereupon engage in a wider variety of financial services such as securities and insurance activities, and subject such companies to increased competition from a wider variety of non-banking competitors as well as banks.

Gramm‑Leach Bliley Act of 1999 (“GLB”). This law repealed certain restrictions on bank and securities firm affiliations, and allows bank holding companies to elect to be treated as a “financial holding company” that can engage in approved “financial activities,” including insurance, securities underwriting and merchant banking. Banks without holding companies can engage in many of these financial activities through a “financial subsidiary.” The law also mandates functional regulation of bank securities activities. Banks’ exemption from broker-dealer regulation is limited to, for example, trust, safekeeping, custodian, shareholder and employee benefit plans, sweep accounts, private placements (under certain conditions), self-directed IRAs, third party networking arrangements to offer brokerage services to bank customers, and the like. It also requires banks that advise mutual funds to register as investment advisers. The legislation provides for state regulation of insurance, subject to certain specified state preemption standards. It establishes which insurance products banks and bank subsidiaries may provide as principal or underwriter, and prohibits bank underwriting of title insurance, but also preempts state laws interfering with affiliations. GLB prohibits approval of new de novo thrift charter applications by commercial entities and limits sales of existing so-called “unitary” thrifts to commercial entities. The law bars banks, savings and loans, credit unions, securities firms and insurance companies, as well as other “financial institutions,” from disclosing customer account numbers or access codes to unaffiliated third parties for telemarketing or other direct marketing purposes, and enables customers of financial institutions to “opt out” of having their personal financial information shared with unaffiliated third parties, subject to exceptions related to the processing of customer transactions and joint financial services marketing arrangements with third parties, as long as the institution discloses the activity to its customers and requires the third party to keep the information confidential. It requires policies on privacy and disclosure of information to be disclosed annually, requires federal regulators to adopt comprehensive regulations for ensuring the security and confidentiality of consumers’ personal information, and allows state laws to give consumers greater privacy protections. The GLB has increased the competition the Bank faces from a wider variety of non-banking competitors as well as banks.

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

Participation in U.S. Treasury Capital Purchase Program. On January 30, 2009, as part of the Capital Purchase Program administered by the United States Department of the Treasury, the Registrant entered into a Letter Agreement and a Securities Purchase Agreement with the U.S. Treasury, pursuant to which the Registrant issued and sold on January 30, 2009, and the U.S. Treasury purchased for cash on that date (i) 11,750 shares of the Registrant’s Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008A, par value $10.00 per share, having a liquidation preference of $1,000 per share (the “CPP Shares”), and (ii) a ten-year warrant to purchase up to 186,311 shares of the Registrant’s common stock, $1.00 par value, at an exercise price of $9.46 per share, for an aggregate purchase price of $11,750,000 in cash. The issuance and sale of these securities was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. During its participation in this program, the Registrant was subject to a number of requirements and restrictions related to, among other things, executive compensation and governance standards. On September 21, 2011, DNB entered into a letter agreement (the “Warrant Letter Agreement”) with the Treasury. Pursuant to the Warrant Letter Agreement, DNB Financial Corporation repurchased from the Treasury the warrant to purchase 186,311 shares of DNB Financial Corporation’s common stock issued to the Treasury in January 2009 under CPP. DNB Financial Corporation paid a purchase price of $458,000 for the warrant.

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

Participation in the Temporary Liquidity Guarantee Program. Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts. That coverage was made permanent by the Dodd-Frank Act. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest‑bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2010, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the FDIC through June 30, 2012, or in some cases, December 31, 2012. The Dodd-Frank Act provided for continued unlimited coverage for certain non-interest bearing accounts until December 31, 2012 (see discussion of Dodd-Frank Act below).

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

Pennsylvania Banking Laws

Under the Pennsylvania Banking Code of 1965, as amended (“PA Code”), the Registrant is permitted to control an unlimited number of banks, subject to prior approval of the Federal Reserve Board as more fully described above. The PA Code authorizes reciprocal interstate banking without any geographic limitation. Reciprocity between states exists when a foreign state’s law authorizes Pennsylvania bank holding companies to acquire banks or bank holding companies located in that state on terms and conditions substantially no more restrictive than those applicable to such an acquisition by a bank holding company located in that state. Interstate ownership of banks in Pennsylvania with banks in Delaware, Maryland, New Jersey, Ohio, New York and other states is currently authorized. Some state laws still restrict de novo formations of branches in other states, but restrictions on interstate de novo banking have been relaxed by the Dodd-Frank Act. Pennsylvania law also provides Pennsylvania state chartered institutions elective parity with the power of national banks, federal thrifts, and state‑chartered institutions in other states as authorized by the Federal Deposit Insurance Corporation (“Competing Institutions”). In some cases, this may give state chartered institutions broader powers than national banks such as the Bank, and may increase competition the Bank faces from other banking institutions.

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

Federal and state banking laws and regulations govern, among other things, the scope of a bank’s business, the investments a bank may make, the reserves against deposits a bank must maintain, loans a bank makes and collateral it takes, the activities of a bank with respect to mergers and consolidations and the establishment of branches. All nationally and state‑chartered banks in Pennsylvania are permitted to maintain branch offices in any county of the state. National bank branches may be established only after approval by the OCC. It is the general policy of the OCC to approve applications to establish and operate domestic branches, including ATMs and other automated devices that take deposits, provided that approval would not violate applicable Federal or state laws regarding the establishment of such branches. The OCC reserves the right to deny an application or grant approval subject to conditions if (1) there are significant supervisory concerns with respect to the applicant or affiliated organizations, (2) in accordance with CRA, the applicant’s record of helping meet the credit needs of its entire community, including low and moderate income neighborhoods, consistent with safe and sound operation, is less than satisfactory, or (3) any financial or other business arrangement, direct or indirect, involving the proposed branch or device and bank “insiders” (directors, officers, employees and 10% or greater shareholders) involves terms and conditions more favorable to the insiders than would be available in a comparable transaction with unrelated parties.

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

Capital Adequacy

Federal banking laws impose on banks certain minimum requirements for capital adequacy. Federal banking agencies have issued certain “risk-based capital” guidelines, and certain “leverage” requirements on member banks such as the Bank. Banking regulators have authority to require higher minimum capital ratios for an individual bank or bank holding company in view of its circumstances.

Minimum Capital Ratios.  The risk-based guidelines require all banks to maintain two “risk-weighted assets” ratios. The first is a minimum ratio of total capital (“Tier 1” and “Tier 2” capital) to risk-weighted assets equal to 8.00%; the second is a minimum ratio of “Tier 1” capital to risk-weighted assets equal to 4.00%. Assets are assigned to five risk categories, with higher levels of capital being required for the categories perceived as representing greater risk. In making the calculation, certain intangible assets must be deducted from the capital base. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets.

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

The “leverage” ratio rules require banks which are rated the highest in the composite areas of capital, asset quality, management, earnings, liquidity and sensitivity to market risk to maintain a ratio of “Tier 1” capital to “adjusted total assets” (equal to the bank’s average total assets as stated in its most recent quarterly Call Report filed with its primary federal banking regulator, minus end-of-quarter intangible assets that are deducted from Tier 1 capital) of not less than 3.00%. For banks which are not the most highly rated, the minimum “leverage” ratio will range from 4.00% to 5.00%, or higher at the discretion of the bank’s primary federal regulator, and is required to be at a level commensurate with the nature of the level of risk of the bank’s condition and activities.

For purposes of the capital requirements, “Tier 1” or “core” capital is defined to include common stockholders’ equity and certain non-cumulative perpetual preferred stock and related surplus. “Tier 2” or “qualifying supplementary” capital is defined to include a bank’s allowance for loan and lease losses up to 1.25% of risk-weighted assets, plus certain types of preferred stock and related surplus, certain “hybrid capital instruments” and certain term subordinated debt instruments.

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

Prompt Corrective Action.  Federal banking law mandates certain “prompt corrective actions,” which Federal banking agencies are required to take, and certain actions which they have discretion to take, based upon the capital category into which a Federally regulated depository institution falls. Regulations have been adopted by the Federal bank regulatory agencies setting forth detailed procedures and criteria for implementing prompt corrective action in the case of any institution that is not adequately capitalized. Under the rules, an institution will be deemed to be “adequately capitalized” or better if it exceeds the minimum Federal regulatory capital requirements. However, it will be deemed “undercapitalized” if it fails to meet the minimum capital requirements, “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0%, or a leverage ratio that is less than 3.0%, and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2.0%. The rules require an undercapitalized institution to file a written capital restoration plan, along with a performance guaranty by its holding company or a third party. In addition, an undercapitalized institution becomes subject to certain automatic restrictions including a prohibition on the payment of dividends, a limitation on asset growth and expansion, and in certain cases, a limitation on the payment of bonuses or raises to senior executive officers, and a prohibition on the payment of certain “management fees” to any “controlling person”. Institutions that are classified as undercapitalized are also subject to certain additional supervisory actions, including increased reporting burdens and regulatory monitoring, a limitation on the institution’s ability to make acquisitions, open new branch offices, or engage in new lines of business, obligations to raise additional capital, restrictions on transactions with affiliates, and restrictions on interest rates paid by the institution on deposits. In certain cases, bank regulatory agencies may require replacement of senior executive officers or directors, or sale of the institution to a willing purchaser. If an institution is deemed to be “critically undercapitalized” and continues in that category for four quarters, the statute requires, with certain narrowly limited exceptions, that the institution be placed in receivership.

DNB’s management believes that the Bank is “well capitalized” for regulatory capital purposes. Please see the table detailing the Bank’s compliance with minimum capital ratios, in Note 16 (“Regulatory Matters”) to DNB’s audited financial statements in this Form 10-K.

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

Bank Secrecy Act and OFAC.  Under the Bank Secrecy Act (“BSA”), the Bank is required to report to the Internal Revenue Service, currency transactions of more than $10,000 or multiple transactions of which the Bank is aware in any one day that aggregate in excess of $10,000. Civil and criminal penalties are provided under the BSA for failure to file a required report, for failure to supply information required by the BSA or for filing a false or fraudulent report. The Department of the Treasury’s Office of Foreign Asset Control (“OFAC”) administers and enforces economic and trade sanctions against targeted foreign countries, terrorism‑sponsoring jurisdictions and organizations, and international narcotics traffickers based on U.S. foreign policy and national security goals. OFAC acts under presidential wartime and national emergency powers and authority granted by specific legislation to impose controls on transactions and freeze foreign assets under U.S. jurisdiction. Acting under authority delegated from the Secretary of the Treasury, OFAC promulgates, develops, and administers the sanctions under its statutes and executive orders. OFAC requirements are separate and distinct from the BSA, but both OFAC requirements and the BSA share a common national security goal. Because institutions and regulators view compliance with OFAC sanctions as related to BSA compliance obligations, supervisory examination for OFAC compliance is typically connected to examination of an institution’s BSA compliance. Examiners focus on a banking organization’s compliance processes and evaluate the sufficiency of a banking organization’s implementation of policies, procedures and systems to ensure compliance with OFAC regulations.

USA PATRIOT Act.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (together with its implementing regulations, the “Patriot Act”), designed to deny terrorists and others the ability to obtain access to the United States financial system, has significant implications for banks and other financial institutions. It required DNB and its subsidiary to implement new policies and procedures or amend existing policies and procedures with respect to, anti-money laundering, compliance, suspicious activity and currency transaction reporting and due diligence on customers, as well as related matters. The Patriot Act permits and in some cases requires information sharing for counter‑terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, and it requires federal banking agencies to evaluate the effectiveness of an institution in combating money laundering activities, both in ongoing examinations and in connection with applications for regulatory approval.

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

Effective as of April 1, 2011, the FDIC adopted changes to its base and risk-based deposit insurance rates. Pursuant to the new rules, a bank’s annual assessment base rates were as follows, depending on the bank’s risk category:

Initial and Total Base Assessment Rates*

	Risk Category				Large and
	Risk	Risk	Risk	Risk	Highly
	Category	Category	Category	Category	Complex
	I	II	III	IV	Institutions
Initial base assessment rate	5-9	14	23	35	5-35
Unsecured debt adjustment**	(4.5)-0	(5)-0	(5)-0	(5)-0	(5)-0
Brokered deposit adjustment	-	0-10	0-10	0-10	0-10
TOTAL BASE ASSESSMENT RATE	2.5-9	9-24	18-33	30-45	2.5-45

*Total base assessment rates do not include the depository institution debt adjustment.

**The unsecured debt adjustment cannot exceed the lesser of 5 basis points or 50 percent of an insured depository institution’s initial base assessment rate; thus for example, an insured depository institution with an initial base assessment rate of 5 basis points will have a maximum unsecured debt adjustment of 2.5 basis points and cannot have a total base assessment rate lower than 2.5 basis points.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, that was enacted by Congress on July 15, 2010, and was signed into law by President Obama on July 21, 2010, enacted a number of changes to the federal deposit insurance regime that will affect the deposit insurance assessments the Bank will be obligated to pay in the future. For example:

•The law permanently raises the federal deposit insurance limit to $250,000 per account ownership. This change may have the effect of increasing losses to the FDIC insurance fund on future failures of other insured depository institutions.

•The new law makes deposit insurance coverage unlimited in amount for non-interest bearing transaction accounts until December 31, 2012. This change may also have the effect of increasing losses to the FDIC insurance fund on future failures of other insured depository institutions. Effective January 1, 2013, non-interest bearing transaction accounts will fall under the existing FDIC insurance limit of $250,000 per account ownership.

•The law increases the insurance fund’s minimum designated reserve ratio from 1.15 to 1.35, and removes the current 1.50 cap on the reserve ratio. The law gives the FDIC discretion to suspend or limit the declaration or payment of dividends even when the reserve ratio exceeds the minimum designated reserve ratio.

The Dodd-Frank Act expands the base for FDIC insurance assessments, requiring that assessments be based on the average consolidated total assets less tangible equity capital of a financial institution. On February 7, 2011, the FDIC approved a final rule to implement the foregoing provision of the Dodd-Frank Act and to make other changes to the deposit insurance assessment system applicable to insured depository institutions with over $10 billion in assets. Among other things, the final rule eliminates risk categories and the use of long-term debt issuer ratings in calculating risk-based assessments, and instead implements a scorecard method, combining CAMELS ratings and certain forward‑looking financial measures to assess the risk an institution poses to the Deposit Insurance Fund. The final rule also revises the assessment rate schedule for large institutions and highly complex institutions to provide assessments ranging from 2.5 to 45 basis points.

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

In addition to deposit insurance assessments, banks are subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The FDIC sets the Financing Corporation assessment rate every quarter. The current annual Financing Corporation assessment rate is 64 basis points on the deposit insurance assessment base, as defined above, which we anticipate will result in an aggregate estimated FICO assessment payment by the Bank of $36,000 in 2014.

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

All of DNB’s revenues are attributable to customers located in the United States, and primarily from customers located in Southeastern Pennsylvania. All of Registrant’s assets are located in the United States and in Southeastern Pennsylvania. Registrant has no activities in foreign countries and hence no risks attendant to foreign operations.

DNB files reports with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC Internet site’s address is http://www.sec.gov. DNB maintains a corporate website at www.dnbfirst.com. We will provide printed copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports at no charge upon written request. Requests should be made to DNB Financial Corporation, 4 Brandywine Avenue, Downingtown, PA 19335, Attention: Gerald F. Sopp, Chief Financial Officer.

Item 1A.  Risk Factors

Not applicable.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The main office of the Bank, which the Bank owns, is located at 4 Brandywine Avenue, Downingtown, Pennsylvania 19335. DNB’s registered office is also at this location, and DNB pays no rent or other form of consideration for the use of the Bank’s main office as its principal executive office. The Bank leases its operations center located at 104 Brandywine Avenue, Downingtown. The Bank had a net book value of $6.7 million for all branches owned plus leasehold improvements on offices leased at December 31, 2013. The Bank’s trust department and wealth management unit, operating under the name, “DNB First Wealth Management,” has offices in the Bank’s Exton Office.

The bank has thirteen branch offices located in Chester and Delaware Counties, Pennsylvania. In addition to the main office discussed above, they are:

Office	Office Location	Owned/Leased
Boothwyn	3915 Chichester Ave, Boothwyn	Owned
Caln	1835 East Lincoln Highway, Coatesville	Owned
Chadds Ford	300 Oakland Road, West Chester	Leased
East End	701 East Lancaster Avenue, Downingtown	Owned
Exton	410 Exton Square Parkway, Exton	Leased
Kennett Square	215 East Cypress Street, Kennett Square	Owned
Lionville	891 Pottstown Pike, Exton	Owned
Little Washington	104 Culbertson Run Road, Downingtown	Owned
Ludwig’s Corner	1030 North Pottstown Pike, Chester Springs	Owned
Media	323 West State Street, Media (Limited Service)	Leased
West Chester	2 North Church Street, West Chester	Leased
West Goshen	1115 West Chester Pike, West Chester	Leased

Item 3.  Legal Proceedings

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Price of and Dividends on Registrant’s Common Equity

DNB Financial Corporation’s common stock, par value $1.00 per share, is listed for trading on Nasdaq's Capital Market under the symbol DNBF. Current price information is available from account executives at most brokerage firms as well as the firms listed at the back of this report who are market makers of DNB’s common stock. There were approximately 1,100 shareholders who owned 2.8 million shares of common stock outstanding at March 15, 2014. Quarterly high and low sales prices are set forth below:

	2013			2012
	High	Low	Dividend	High	Low	Dividend
First quarter	$16.74	$14.96	$0.07	$14.09	$10.53	$0.05
Second quarter	17.59	16.71	0.07	14.11	13.07	0.05
Third quarter	22.56	16.84	0.07	16.40	13.12	0.05
Fourth quarter	21.92	19.05	0.07	16.68	15.00	0.05

The information required with respect to the frequency and amount of DNB’s cash dividends declared on each class of its common equity for the two most recent fiscal years is set forth in the section of this report titled, “Item 6 — Selected Financial Data” on page 14, and incorporated herein by reference.

See also the discussion under "5. Certain Regulatory Matters" at page 37 of "Management's Discussion and Analysis of Results of Operations" for further information regarding limitations on our ability to pay dividends.

The information required with respect to securities authorized for issuance under DNB’s equity compensation plans is set forth in “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” on page 80, and incorporated herein by reference.

(b) Recent Sales of Unregistered Securities

None.

 (c) Purchases of Equity Securities by DNB and Affiliated Purchasers

The following table provides information on repurchases by or on behalf of DNB or any “affiliated purchaser” (as defined in Regulation 10b-18(a)(3)) of its common stock in each month of the quarter ended December 31, 2013.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	Per Share	or Programs	Programs
October 1, 2013 - October 31, 2013	-	$-	-	63,016
November 1, 2013 - November 30, 2013	-	-	-	63,016
December 1, 2013 - December 31, 2013	-	-	-	63,016
Total	-	$-	-

On July 25, 2001, DNB authorized the buyback of up to 175,000 shares of its common stock over an indefinite period. On August 27, 2004, DNB increased the buyback from 175,000 to 325,000 shares of its common stock over an indefinite period.

As more fully discussed beginning on page 5 in the “Supervision and Regulation” section of Item 1. “Business” of this Annual Report on Form 10-K, DNB’s ability to repurchase its common stock was limited by the terms of the Securities Purchase Agreement between DNB and the U.S. Treasury regarding its participation in the Treasury’s Small Business Lending

Fund (SBLF). Under the SBLF, effective August 4, 2011, so long as any share of Series 2011A Preferred Stock remains outstanding, DNB may repurchase or redeem any shares of Capital Stock, only if, after giving effect to such dividend, repurchase or redemption, DNB’s Tier 1 capital would be at least equal to the Tier 1 Dividend Threshold, as specified in the agreement and that the dividends on such stock have all been contemporaneously declared and paid.

(d) Corporation Performance Graph

The following graph presents the 5 year cumulative total return on DNB Financial Corporation’s common stock, compared to the S&P 500 Index and the S&P 500 Financial Index for the 5 year period ended December 31, 2013. The comparison assumes that $100 was invested in DNB’s common stock and each of the foregoing indices and that all dividends have been reinvested.

CORPORATION PERFORMANCE

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

AMONG DNB FINANCIAL CORP., the S&P 500 INDEX and the S&P 500 FINANCIAL INDEX

Item 6.  Selected Financial Data

The selected financial data set forth below is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto, contained elsewhere herein.

	At or For the Year Ended December 31
	(Dollars in thousands, except share data)

	2013	2012	2011	2010	2009
RESULTS OF OPERATIONS
Interest income	$23,212	$25,729	$26,174	$26,050	$25,948
Interest expense	2,888	3,755	4,644	7,062	10,629
Net interest income	20,324	21,974	21,530	18,988	15,319
Provision for credit losses	2,530	1,455	1,480	2,216	1,325
Non-interest income	4,795	4,528	3,666	5,430	4,507
Non-interest expense	17,450	17,702	16,748	16,903	16,590
Income before income taxes	5,139	7,345	6,968	5,299	1,911
Income tax expense	1,220	2,106	2,066	1,629	362
Net income	$3,919	$5,239	$4,902	$3,670	$1,549
Preferred stock dividends & accretion of
discount	148	332	779	618	567
Net income available to common stockholders	$3,771	$4,907	$4,123	$3,052	$982

PER SHARE DATA
Basic earnings	$1.38	$1.81	$1.54	$1.16	$0.38
Diluted earnings	1.36	1.79	1.53	1.16	0.38
Cash dividends	0.28	0.20	0.12	0.12	0.23
Book value	16.55	16.08	14.14	12.55	11.88
Weighted average
Common shares outstanding - basic	2,742,417	2,710,819	2,674,716	2,635,549	2,606,596
FINANCIAL CONDITION
Total assets	$661,473	$639,568	$607,099	$602,332	$634,248
Loans and leases, gross	415,354	396,498	403,684	396,171	359,427
Allowance for credit losses	4,623	6,838	6,164	5,884	5,477
Deposits	558,747	530,424	497,545	492,746	507,347
Borrowings	39,674	46,864	53,647	60,230	79,450
Stockholders’ equity	58,583	56,705	51,056	45,208	42,876
SELECTED RATIOS
Return on average stockholders’ equity	6.75%	9.61%	10.01%	8.03%	3.76%
Return on average assets	0.60	0.84	0.80	0.59	0.26
Average equity to average assets	8.86	8.98	7.99	7.40	6.87
Loans to deposits	74.34	74.75	81.14	80.40	70.84
Dividend payout ratio	20.65	11.17	7.84	10.37	59.68

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

I.Introductory Overview

DNB Financial Corporation ("DNB") is a bank holding company whose bank subsidiary, DNB First, National Association (the “Bank”) is a nationally chartered commercial bank with trust powers, and a member of the FDIC. DNB provides a broad range of banking services to individual and corporate customers through its thirteen community offices located throughout Chester and Delaware Counties, Pennsylvania. DNB is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. DNB funds all these activities with retail and business deposits and borrowings. Through its Wealth Management Group, the Bank provides wealth management and trust services to individuals, businesses and non-profit organizations. The Bank and its subsidiary, DNB Investments and Insurance, make available certain non-depository products and services, such as securities brokerage, mutual funds, life insurance and annuities.

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

To ensure we remain well positioned to meet the growing needs of our customers and communities and to meet the challenges of the 21st century, we’ve worked to build awareness of our full-service capabilities and ability to meet the needs of a wide range of customers. This served to not only retain our existing customer base, but to position ourselves as an attractive financial institution on which younger individuals and families can build their dreams. To that end, DNB continues to make appropriate investments in all areas of our business, including people, technology, facilities and marketing.

Highlights of DNB’s results for the year-end December 31, 2013 include:

•Successful Cost of Funds Management — DNB trimmed total interest expense 23% in 2013 compared with 2012 reflecting ongoing interest rate management practices and the growth of core deposits. Total deposits were $558.75 million at December 31, 2013, up 5.3% compared with $530.42 million at December 31, 2012. The deposit growth, which reflected an 8.2% year-over-year increase in total core deposits to $463.21 million, included a 19.8% increase of demand deposits to $101.85 million at year-end 2013 compared with $85.05 million at year-end 2012. Low-cost core deposit growth contributed to DNB's ability to reduce its reliance on FHLB borrowings by half, to $10 million.

•Improvement in asset quality — Improved asset quality was reflected in several key performance ratios, including a non-performing loans to total loans ratio of 1.38% and a ratio of non-performing assets to total assets of 1.03% at December 31, 2013. This compares to 2.63% and 1.82%, respectively, at December 31, 2012.

•DNB continued to focus on growing fee-based income —Wealth Management continued to record strong growth in total assets under care, which increased 23.5% to $148.2 million at December 31, 2013 compared with $120.0 million at December 31, 2012. This growth contributed to a 43% increase in fee income from DNB's Investment Management and Trust Group.

•Strengthened capital position — Shareholder’s equity increased $1.9 million to $58.6 million at December 31, 2013 compared to December 31, 2012, reflecting our solid earnings growth. DNB's Tier 1 leverage ratio and Tier 1 risk-based capital ratio were 10.61% and 15.35%, exceeding regulatory definitions for a well capitalized institution.

The global and U.S. economies have experienced significantly reduced business activity as a result of disruptions in the financial system during the past five years. Dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. As a result of the recession, retail customers may delay borrowing from DNB as unemployment remains high and availability to borrow against equity in primary residences diminishes. As the U.S. economy moves through a period of recession, delinquencies will rise as the value of homes decline and DNB’s borrowers experience financial difficulty due to corporate downsizing, reduced sales, or other negative events which may impact their ability to meet their contractual loan payments. As a result of these negative trends in the economy and their impact on our borrowers’ ability to repay their loans, DNB made a $2.53 million provision for credit losses in 2013, compared to a $1.46 million provision in 2012.

In addition, DNB’s net interest margin has been impacted by these changes in the economy. Management has been aggressive in managing DNB’s cost of funds during the year by implementing carefully planned pricing strategies, designed to offset the decline in rates on earning assets, while matching liquidity needs. Our composite cost of funds for 2013 dropped 20 basis points to 0.58%, from 0.78% in 2012. DNB’s net interest margin decreased to 3.34% in 2013 from 3.78% in 2012.

Earnings.  For the year ended December 31, 2013, DNB reported net income of $3.9 million, a decrease of $1.3 million from $5.2 million reported for the year ended December 31, 2012, or $1.36 per share versus $1.79 per share, respectively, on a fully diluted basis. DNB’s earnings were unfavorably impacted by lower net interest income and a higher provision of credit losses. As DNB reported a decrease in earnings in 2013 over 2012, our operations and earnings are subject to the same negative economic conditions challenging all commercial banking institutions.

Asset Quality.  Non-performing assets were $6.8 million at December 31, 2013 compared to $11.7 million at December 31, 2012. Non-performing assets as of December 31, 2013 were comprised of $5.6 million of non-accrual loans and leases, $141,000 of loans and leases delinquent over ninety days and still accruing, as well as $1.0 million of Other Real Estate Owned (“OREO”) and $73,000 in other repossessed property. As of December 31, 2013, the non-performing loans to total loans ratio decreased to 1.38% compared to 2.63% at December 31, 2012. The non-performing assets to total assets ratio decreased to 1.03% at December 31, 2013, compared to 1.82% at December 31, 2012. The allowance for credit losses was $4.6 million at December 31, 2013, compared to $6.8 million at December 31, 2012. The allowance to total loans was 1.11% at December 31, 2013 compared to 1.72% at December 31, 2012. DNB’s delinquency ratio (the total of all delinquent loans and leases plus loans greater than 90 days and still accruing, divided by total loans and leases) was 1.67% at December 31, 2013,  down from 2.36% at December 31, 2012. The decrease in delinquencies during 2013 occurred primarily in the commercial loan portfolio.

II.Overview of Financial Condition — Major Changes and Trends

At December 31, 2013, DNB had consolidated assets of $661.5 million and a Tier I/Leverage Capital Ratio of 10.61%. Loans and leases comprise 65.3% of earning assets, while investments and overnight funds constitute the remainder. During 2013, assets increased $21.9 million to $661.5 million at December 31, 2013, compared to $639.6 million at December 31, 2012. During the same period, investment securities decreased $14.4 million to $187.0 million, while the loan and lease portfolio increased $18.9 million, or 4.76%, to $415.4 million. Deposits increased $28.3 million to $558.7 million at December 31, 2013. DNB’s liabilities are comprised of a high level of core deposits with a low cost of funds in addition to a moderate level of borrowings with costs that are more volatile than core deposits.

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

•Grow loans and diversify the mix;

•Improve asset quality;

•Focus on profitable customer segments;

•Grow and diversify non-interest income, primarily wealth management and mortgage banking;

•Focus on reducing DNB’s cost of funds by changing DNB’s mix of deposits; and

•Focus on cost containment and improving operational efficiencies.

Strategic Plan Update.    We made significant strides toward improving asset quality during 2013. Non-performing loans to total loans fell to 1.38%, down from 2.63% at December 31, 2012. Management continued to actively manage deposits during 2013 to reduce DNB’s cost of funds. The composite cost of funds for the year ended December 31, 2013 was 0.44% compared to 0.78% in 2012. Time deposits decreased $6.8 million to $95.5 million at December 31, 2013 compared to $102.3 million at December 31, 2012. Transaction and savings accounts increased $35.1 million or 8.2% to $428.1 million at December 31, 2013. Positive trends in non-interest income were observed in 2013 as wealth management fees increased 23.33% or $241,000 to $1.2 million for the year ended December 31, 2013. Non-interest expense for the year ended December 31, 2013 showed a modest decline of 1.43% or $252,000, compared to the same period in 2012.

Management’s strategies are designed to direct DNB’s tactical investment decisions and support financial objectives. DNB’s most significant revenue source continues to be net interest income, defined as total interest income less total interest expense, which in 2013 accounted for approximately 80.9% of total revenue. To produce net interest income and consistent earnings growth over the long-term, DNB must generate loan and deposit growth at acceptable economic spreads within its market area. To generate and grow loans and deposits, DNB must focus on a number of areas including, but not limited to, the economy, branch expansion, sales practices, customer satisfaction and retention, competition, customer behavior, technology, product innovation and credit performance of its customers.

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

III.DNB’s Principal Products and Services

Loans and Lending Services.  DNB’s primary source of earnings and cash flows is derived from its lending function. The commercial loan and lease portfolios amounted to $343.0 million or 82.6% of total loans as of December 31, 2013. DNB focuses on providing these products to small to mid-size businesses throughout Chester and Delaware Counties. In keeping with DNB’s goal to match customer business initiatives with products designed to meet their needs, DNB offers a wide variety of fixed and variable rate loans that are priced competitively. DNB serves this market by providing funds for the purchase of business property or ventures, working capital lines, Small Business Administration loans, lease financing for equipment and for a variety of other purposes.

As a community bank, DNB also serves consumers by providing home equity and home mortgages, as well as term loans for the purchase of consumer goods. Residential mortgage and consumer loans decreased $1.2 million in 2013 compared to 2012, primarily due to the current economic environment, which has lessened consumer demand for home equity loan products as a result of falling housing prices and a higher unemployment rate. In addition to providing funds to customers, DNB also provides a variety of services to its commercial customers. These services, such as cash management, remote capture, commercial sweep accounts, internet banking, letters of credit and other lending services are designed to meet our customer needs and help them become successful. DNB provides these services to assist its customers in obtaining financing, securing business opportunities, providing access to new resources and managing cash flows.

Deposit Products and Services.  DNB’s primary source of funds is derived from customer deposits, which are typically generated by DNB’s thirteen branch offices. DNB’s deposit base, while highly concentrated in central Chester County, extends to southern Chester County and into parts of Delaware and Lancaster Counties. In addition, a growing amount of new deposits are being generated through expanded government service offerings and as a part of comprehensive loan or wealth management relationships.

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

Non-Deposit Products and Services.  DNB offers non-deposit products and services under the names “DNB Investments & Insurance” and “DNB First Investment Management & Trust.” Revenues under these entities were $1.2 million and $1.0 million for 2013 and 2012, respectively.

DNB Investments & Insurance. Through a third party marketing agreement with Cetera Investment Services, LLC, DNB Investments & Insurance offers a complete line of investment and insurance products.

•	Fixed & Variable Annuities	•	401(k) plans
•	401(k) Rollovers	•	Stocks
•	Self-Directed IRAs	•	Bonds
•	Mutual Funds	•	Full Services Brokerage/Cash Management
•	Long Term Care Insurance	•	529 College Savings Plans
•	Life Insurance	•	IRA Accounts
•	Disability Insurance	•	Self Employed Pension (SEP)

DNB First Investment Management & Trust. DNB First Investment Management & Trust offers a full line of services, which includes the following:

•	Investment Management	•	Investment Advisory
•	Estate Settlement	•	Trust Administration
•	Custody Services	•	Financial Planning
•	Corporate Trustee	•	Client Bill Paying

IV.Material Challenges, Risks and Opportunities

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

The principal objective of DNB’s interest rate risk management is to evaluate the interest rate risk included in certain on and off balance sheet accounts, determine the level of risk appropriate given DNB’s business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with approved guidelines. Through such management, DNB seeks to reduce the vulnerability of its operations to changes in interest rates. DNB’s Asset Liability Committee (the “ALCO”) is responsible for reviewing DNB’s asset/liability policies and interest rate risk position and making decisions involving asset liability considerations. The ALCO meets on a monthly basis and reports trends and DNB’s interest rate risk position to the Board of Directors on a quarterly basis. The extent of the movement of interest rates is an uncertainty that could have a negative impact on DNB’s earnings. (See additional discussion in Item 7a. Quantitative and Qualitative Disclosures About Market Risk on page 39 of this Form 10-K.)

1.  Net Interest Margin

DNB’s net interest margin is the ratio of net interest income to average interest‑earning assets. Unlike the interest rate spread, which measures the difference between the rates on earning assets and interest paying liabilities, the net interest margin measures that spread plus the effect of net free funding sources. This is a more meaningful measure of profitability because a bank can have a narrow spread but a high level of equity and non-interest‑bearing deposits, resulting in a higher net interest margin. One of the most critical challenges DNB faced over the last several years was the impact of historically low interest rates and a narrower spread between short-term rates and long-term rates as noted in the following tables.

	December 31
	2013	2012	2011	2010	2009	2008
Prime	3.25%	3.25%	3.25%	3.25%	3.25%	3.25%
Federal Funds Sold (“FFS”)	0.25	0.25	0.25	0.25	0.25	0.25
6 month US Treasury	0.10	0.12	0.05	0.19	0.20	0.27

	Historical Yield Spread
	December 31
	2013	2012	2011	2010	2009	2008
FFS to 5 year US Treasury	1.58%	0.70%	0.64%	1.68%	2.44%	1.30%
FFS to 10 year US Treasury	2.90	1.72	1.73	3.04	3.60	2.00

In general, financial institutions price their fixed rate loans off of 5 and 10 year treasuries and price their deposits off of shorter indices, like the Federal Funds Sold rate. As you can see in the table above, the spread between the Federal Funds Sold rate and the 5 year treasury has ranged from 2.44% to 0.64% during the last 6 years. The spread between the Federal Funds Sold rate and the 10 year treasury has ranged from 3.60% to 1.72% during the last 6 years. As a result of the compression between long and short term rates, many banks, including DNB, have seen their net interest margin fluctuate during the last 6 years.

The following table provides, for the periods indicated, information regarding: (i) DNB’s average balance sheet; (ii) the total dollar amounts of interest income from interest‑earning assets and the resulting average yields (tax-exempt yields have been adjusted to a tax equivalent basis using a 34% tax rate); (iii) the total dollar amounts of interest expense on interest‑bearing liabilities and the resulting average costs; (iv) net interest income; (v) net interest rate spread; and (vi) net interest margin. Average balances were calculated based on daily balances. Non-accrual loan balances are included in total loans. Loan fees and costs are included in interest on total loans.

Average Balances, Rates, and Interest Income and Expense

	Year Ended December 31
	2013			2012			2011
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning assets:
Investment securities:
Taxable	$155,725	$2,861	1.84%	$154,498	$3,163	2.05%	$147,324	$3,250	2.21%
Tax-exempt	43,495	1,657	3.81	18,540	912	4.92	5,656	328	5.79
Total securities	199,220	4,518	2.27	173,038	4,075	2.36	152,980	3,578	2.34
Cash and cash equivalents	34,379	70	0.20	21,888	41	0.19	26,374	56	0.21
Total loans and leases	396,997	19,340	4.87	400,721	22,114	5.52	408,796	22,886	5.60
Total interest-earning assets	630,596	23,928	3.79	595,647	26,230	4.41	588,150	26,520	4.51
Non-interest-earning assets	23,440			25,517			24,489
Total assets	$654,036			$621,164			$612,639
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings deposits	$362,985	$740	0.20%	$327,893	$901	0.27%	$318,085	$1,045	0.33%
Time deposits	95,356	1,071	1.12	103,288	1,531	1.48	123,444	2,190	1.77
Brokered Deposits	-	-	-	17	-	0.28	20	-	0.20
Total interest-bearing deposits	458,341	1,811	0.40	431,198	2,432	0.56	441,549	3,235	0.73
Federal funds purchased	17	-	0.47	71	-	0.59	11	-	0.99
Federal Reserve borrowing	-	-	-	-	-	-	-	-	0.73
Repurchase agreements	20,590	45	0.22	20,419	71	0.34	25,966	142	0.55
FHLBP advances	12,356	653	5.29	20,000	848	4.23	20,329	864	4.25
Other borrowings	9,836	379	3.85	9,864	404	4.10	10,284	403	3.92
Total interest-bearing liabilities	501,140	2,888	0.58	481,552	3,755	0.78	498,139	4,644	0.93
Demand deposits	89,696			80,114			61,951
Other liabilities	5,167			5,155			3,570
Stockholders’ equity	58,033			54,343			48,979
Total liabilities and stockholders’ equity	$654,036			$621,164			$612,639
Net interest income		$21,040			$22,475			$21,876
Interest rate spread			3.22%			3.63%			3.58%
Net interest margin			3.34%			3.78%			3.72%

2.  Rate / Volume Analysis

During 2013, net interest income, before the provision for credit losses, decreased $1.4 million or 6.38% on a tax equivalent basis. As shown in the following Rate/Volume Analysis table,  $2.7 million unfavorable rate changes were offset by $1.2 million favorable volume changes. The volume changes were mostly attributable to increased levels of investment securities of $26.2 million and demand deposits of $9.6 million, offset by decreased levels of FHLBP advances of $7.5 million. The average balance of investment securities was $199.2 million in 2013 compared to $173.0 million in 2012. The average balance of demand deposits was $89.7 million in 2013 compared to $80.1 million in 2012. The average balance of time deposits was $95.4 million in 2013 compared to $103.3 million in 2012. The decrease in yields on interest-earning assets outweighed the decrease in rates on interest-bearing liabilities, resulting in a $2.7 million unfavorable difference. The tax equivalent yield on securities decreased to 2.27% in 2013, from 2.36% in 2012. The favorable change due to rate on savings deposits was $232,000 which had an average rate of 0.20% in 2013, compared to 0.27% in 2012. The favorable change due to rate on time deposits was $371,000 which had an average rate of 1.12% in 2013, compared to 1.48% in 2012. DNB’s composite cost of funds decreased to 0.58% in 2013 compared to 0.78% in 2012.

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

Rate / Volume Analysis

(Dollars in thousands)

	2013 Versus 2012			2012 Versus 2011
	Change Due To			Change Due To
	Rate	Volume	Total	Rate	Volume	Total
Interest-earning assets:
Loans and leases	$(2,593)	$(181)	$(2,774)	$(327)	$(445)	$(772)
Investment securities:
Taxable	(325)	23	(302)	(227)	140	(87)
Tax-exempt	(206)	951	745	(49)	633	584
Cash and cash equivalents	4	25	29	(7)	(8)	(15)
Total	(3,120)	818	(2,302)	(610)	320	(290)
Interest-bearing liabilities:
Savings deposits	(232)	71	(161)	(171)	27	(144)
Time deposits	(371)	(89)	(460)	(361)	(298)	(659)
Repurchase agreements	(26)	-	(26)	(52)	(19)	(71)
FHLBP advances	209	(404)	(195)	(4)	(12)	(16)
Other borrowings	(24)	(1)	(25)	18	(17)	1
Total	(444)	(423)	(867)	(570)	(319)	(889)
Net interest income	$(2,676)	$1,241	$(1,435)	$(40)	$639	$599

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

DNB reports its callable agency investments ($29.9 million at December 31, 2013) and callable FHLBP advances ($10.0 million at December 31, 2013) at their Option Adjusted Spread (“OAS”) effective duration date, as opposed to the call or maturity date. In management’s opinion, using effective duration dates on callable securities and advances provides a better estimate of the option exercise date under any interest rate environment. The OAS methodology is an approach whereby the likelihood of option exercise takes into account the coupon on the security, the distance to the call date, the maturity date and current interest rate volatility. In addition, prepayment assumptions derived from historical data have been applied to mortgage‑related securities, which are included in investments. (See additional discussion in Item 7a. Quantitative and Qualitative Disclosures About Market Risk on page 39 of this Form 10-K.)

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

The objective of DNB’s asset/liability management function is to maintain consistent growth in net interest income within DNB’s policy limits. This objective is accomplished through the management of liquidity and interest rate risk, as well as customer offerings of various loan and deposit products. DNB maintains adequate liquidity to meet daily funding requirements, anticipated deposit withdrawals, or asset opportunities in a timely manner. Liquidity is also necessary to meet obligations during unusual, extraordinary or adverse operating circumstances, while avoiding a significant loss or cost. DNB’s foundation for liquidity is a stable deposit base as well as a marketable investment portfolio that provides cash flow through regular maturities or that can be used for collateral to secure funding in an emergency. As part of its liquidity management, DNB maintains assets, which comprise its primary liquidity (Federal funds sold, investments and interest‑bearing cash balances, less pledged securities).

C.  Credit Risk Management

DNB defines credit risk as the risk of default by a customer or counter‑party. The objective of DNB’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis as well as to limit the risk of loss resulting from an individual customer default. Credit risk is managed through a combination of underwriting, documentation and collection standards. DNB’s credit risk management strategy calls for regular credit examinations and quarterly management reviews of large credit exposures and credits experiencing credit quality deterioration. DNB’s loan review procedures provide objective assessments of the quality of underwriting, documentation, risk grading and charge-off procedures, as well as an assessment of the allowance for credit loss reserve analysis process. As the U.S. economy moves through a period of recession, it is possible that delinquencies and non-performing assets may rise as the value of homes decline and DNB’s borrowers experience financial difficulty due to corporate downsizing, reduced sales, or other negative events which will impact their ability to meet their contractual loan payments. To minimize the impact on DNB’s earnings and maintain sound credit quality, management continues to aggressively monitor credit and credit relationships that may be impacted by such adverse factors.

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

V.Recent Developments

Accounting Developments Affecting DNB

Accounting Standards Update (ASU) No. 2014-04, Receivables (Topic 310): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.

The ASU clarifies that an in substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The amendments may be adopted using either a modified retrospective transition method or a prospective transition method. Early adoption is permitted. Management does not believe the amendments will have a material impact on the Company’s Consolidated Financial Statements.

VI.Critical Accounting Policies and Estimates

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

VII.2013 Financial Results

A.  Liquidity

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes. DNB’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding. Primary liquidity includes investments, Federal funds sold, and interest‑bearing cash balances, less pledged securities. DNB also anticipates scheduled payments and prepayments on its loan and mortgage‑ backed securities portfolios. In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $236.7 million at December 31, 2013. Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

As of December 31, 2013, deposits totaled $558.7 million, up $28.3 million from $530.4 million at December 31, 2012. There were $70.2 million in certificates of deposit (including IRAs) scheduled to mature during the next twelve months. At December 31, 2013, DNB had $89.4 million in un-funded loan commitments. In addition, there was $1.5 million in un-funded letters of credit. Management anticipates the majority of these commitments will be funded by means of normal cash flows.

The following table sets forth the composition of DNB’s deposits at the dates indicated.

Deposits By Major Classification

(Dollars in thousands)

	December 31
	2013	2012	2011	2010	2009
Non-interest-bearing deposits	$101,853	$85,055	$68,371	$58,948	$46,236
Interest-bearing deposits:
NOW	170,427	161,844	171,321	163,104	151,597
Money market	130,835	122,953	107,368	89,944	102,427
Savings	60,090	58,256	45,250	42,521	35,973
Certificates	75,856	81,637	83,260	114,259	148,636
IRA	19,686	20,679	21,975	23,970	22,478
Total deposits	$558,747	$530,424	$497,545	$492,746	$507,347

For detailed information regarding the maturity of our time deposits and certificates of deposit, see Note 6 to our Consolidated Financial Statements beginning at page 60.

Capital Resources and Adequacy

Stockholders' equity was $58.6 million at December 31, 2013 compared to $56.7 million at December 31, 2012. The increase in stockholders’ equity was primarily a result of 2013 earnings of $3.9 million. These additions to stockholders equity were partially offset by $1.7 million of net-of tax other comprehensive loss,  $768,000 of dividends paid on DNB’s common stock and $131,000 of dividends paid on DNB's SBLF Preferred Stock.

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

Management believes that DNB and the Bank have each met the definition of “well capitalized” for regulatory purposes on December 31, 2013. The Bank’s capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of DNB’s or the Bank’s overall financial condition or prospects. DNB’s capital exceeds the Federal Reserve Bank’s (“FRB’s”) minimum leverage ratio requirements for bank holding companies (see additional discussion in Regulatory Matters — Note 16 to DNB’s consolidated financial statements).

Under federal banking laws and regulations, DNB and the Bank are required to maintain minimum capital as determined by certain regulatory ratios. Capital adequacy for regulatory purposes, and the capital category assigned to an institution by its regulators, may be determinative of an institution’s overall financial condition.

B.  Results of Operations

1.  Summary of Performance

(a)  Summary of Results

For the year ended December 31, 2013, DNB reported net income of $3.9 million versus $5.2 million for 2012. Per share earnings on a fully diluted basis were $1.36, down from $1.79 for the prior year. The global and U.S. economies have experienced reduced business activity as a result of disruptions in the financial system during the past six years. The United States, Europe and many other countries across the globe are struggling with too much debt and weaker streams of revenues as a result of recessionary pressures and high unemployment. Overall economic growth continues to be slow and national and regional unemployment rates remain at elevated levels. The risks associated with our business remain acute in periods of slow economic growth and high unemployment. Moreover, financial institutions continue to be affected by a sluggish real estate market and constrained financial markets. While we are continuing to take steps to decrease and limit our exposure to problem loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.

The January 15, 2014 Beige Book indicated that residential builders in the Third Federal Reserve District (the “Third District”), the District where DNB is located, reported that construction has continued at a slight pace of activity since the December 4, 2013 Beige Book. Residential brokers reported robust year-over-year sales growth, with steady year-end momentum. As with new home construction, existing home sales are growing from a low base. Builders and, to a greater extent, brokers are optimistic that recent growth will be sustained in 2014. Reports of pending sales remained positive, and the inventory of homes for sale continued to fall in most markets. The Federal Reserve's contacts remained bullish for a "continued, gradual rise" in 2014 despite the somewhat deeper lull than is normal for December.

The January 15, 2014 Beige Book indicates their nonresidential real estate contacts indicated little change in the slight growth rate of construction and the modest pace of overall leasing activity during this seasonally slow period of the year. New construction of industrial warehouse buildings remains in strong demand, as does new construction of institutional buildings. Most of the Federal Reserve's contacts reported good results for their respective firms in 2013 and expectations for stronger growth in 2014.

Third District manufacturers have reported continued increases in orders and shipments at a slight pace of growth overall since the December 4, 2013 Beige Book. The share of all firms reporting increases or decreases in general activity was about the same as before, with nearly one-third reporting increases in general activity and a little less than one-fourth reporting decreases. The makers of food products, fabricated metals, and industrial machinery have reported gains since the December 4, 2013 Beige Book. Reports of decreases came from the makers of paper products, chemicals, and electronic and other electric equipment. Some firms noted the impact of seasonal trends on business, which were positive for some but negative for others. Optimism that business conditions will improve over the next six months remained high and was widespread across sectors. Over half of the firms continued to anticipate increases in activity, though some firms expected decreases in activity, new orders, and shipments. Firms also expected to see the largest increase in health benefits costs compared with other input and labor costs in 2014. Though still positive overall, contacts have reported lower expectations of hiring and capital spending plans since the December 4, 2013 Beige Book.

Aggregate business activity in the Third District continued to rise at a modest pace during the January 15, 2014 Beige Book period. Reports from most sectors changed little. However, auto dealers reported somewhat slower growth at a moderate pace, and existing home sales slowed further than expected, to a slight pace for the winter season. Sectors that continued to expand at a modest pace included general retail sales, tourism, and commercial real estate leasing. Residential and commercial real estate construction and manufacturing continued to expand only slightly. Loan volumes at Third District banks continued to grow at a modest pace across most categories, and credit quality continued to improve. There was little change to the slight overall increases in wages, home prices, and general price levels--similar to the December 4, 2013 Beige Book. Despite a slower pace of growth in some sectors, contacts overall maintained an outlook for moderate growth--similar to the December 4, 2013 Beige Book. Contacts in most sectors continued to express confidence in the underlying economy. Confidence was bolstered for some as the climate for a less volatile federal fiscal policy seemed to improve. In regard to hiring and capital expenditure plans, firms continued to expand cautiously and will do so until the pace of growth strengthens and exhibits sustainability; in addition, they face ongoing uncertainty from implementation of the Affordable Care Act.

Although DNB’s earnings have been impacted by the general economic conditions, the impact has not been as severe as it has been in many parts of the nation, largely due to a relatively healthier economic climate in the Third Federal Reserve District and specifically Chester County. DNB’s franchise spans both Chester and Delaware counties in southeastern Pennsylvania. The majority of loans have been made to businesses and individuals in Chester County and the majority of deposits are from businesses and individuals within the County. According to census data, Chester County’s population has grown at approximately 15%, compared to 13% for the nation and 3% for the Commonwealth of Pennsylvania. The median household income in Chester County is $72,288 and the County ranks 14th nationally in disposable income. The unemployment rate for Chester County stood at 5.3% as of November 2013, compared to a Pennsylvania unemployment rate of 6.8% and a national unemployment rate of 6.6%. Traditionally, the unemployment rate has been the lowest in the surrounding five-county area and it ranks among the lowest unemployment rates in the Commonwealth. Chester County has a civilian labor force of 266,100, with manufacturing jobs representing 23.1% of the workforce and retail shopping comprising 13.8% of the total employment. During the last few years, the County has been able to keep most of its major employers, however some of them have downsized in order to remain competitive. Chester County is home to several Fortune 500 companies. Thirteen Chester County employers have 1,000 employees or more. Of these 13 companies, two companies have more than 5,000 employees.

As the U.S. and local economy moves through a period of reduced business activity and historically high unemployment rates and low participation rates, delinquencies will rise as the value of homes decline and DNB’s borrowers experience financial difficulty due to corporate downsizing, reduced sales, or other negative events which may impact their ability to meet their contractual loan payments. As a result of continued negative trends in the economy and their impact on our borrowers’ ability to repay their loans, DNB made a $2.5 million provision for credit losses during the year ended December 31, 2013.

These and other factors have impacted our operations. We continue to focus on the consistency and stability of core earnings and balance sheet strength which are critical success factors in today’s challenging economic environment.

 (b)  Significant Events, Transactions and Economic Changes Affecting Results

Some of DNB’s significant events during 2013 include:

•

Total loans and leases were $415.4 million at December 31, 2013,  up  $18.9 million or 4.8% from 2012. Gross loans funded during 2013 were $107.5 million compared to $89.7 million in 2012. Paydowns on loans were $80.7 million, down 16.7% from $96.9 million in 2012. Commercial loans grew by $14.3 million or 15.2% to $108.4 million, consumer loans grew $5.4 million or 12.8% to $47.7 million, while residential loans declined $1.1 million or 4.5% to $24.7 million. Commercial mortgage loans remained relatively flat.

•

Total deposits were $558.7 million at December 31, 2013, up 5.3% compared with $530.4 million at December 31, 2012. DNB's deposit growth, which reflected an 8.2% year-over-year increase in total core deposits to $463.2 million, included a 19.8% increase of demand deposits to $101.9  million at year-end 2013, compared with $85.1  million at year-end 2012.

•

Overall asset quality at December 31, 2013 reflected consistent long-term improvement. Total non-performing loans were $5.7 million and total non-performing assets were $6.8 million at December 31, 2013, down 45% from $10.4 million and 42% from $11.7  million, respectively, at December 31, 2012. The ratio of non-performing loans to total loans was 1.38% at December 31, 2013, compared to 2.63% at December 31, 2012. Non-accrual loans were $5.6  million at December 31, 2013 compared with $9.6 million at December 31, 2012.

(c)  Trends and Uncertainties

Please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Introductory Overview on page 15 of this Form 10-K.

(d)  Material Changes in Results

Please refer to the discussion above in the section titled “Significant Events, Transactions and Economic Changes Affecting Results.”

(e)  Effect of Inflation and Changing Rates

For detailed discussion of the effects of inflation and changes in rates on DNB’s results, refer to the discussion below on “Net Interest Income.”

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

During the year ended December 31, 2013, management focused on growing our loan portfolio, increasing households, improving asset quality, as well as reducing our composite cost of funds.  The composite cost of funds for the year ended December 31, 2013 was 0.58%, compared to 0.78% in 2012. The net interest margin for the year ended December 31, 2013 was 3.34% compared to 3.78% in 2012.  The decrease was caused by lower rates on earning assets, which outweighed the benefit of a  higher volume of earning assets. Management continued to actively manage deposits during 2013 to reduce DNB’s cost of funds. Time deposits decreased $6.8 million to $95.5 million at December 31, 2013, compared to $102.3 million at December 31, 2012. Transaction and savings accounts, which are generally lower costing deposits, increased $35.1 million during the year ended December 31, 2013.

Interest on loans and leases was $19.2 million for 2013, compared to $21.9 million for 2012. The average balance of loans and leases was $397.0 million with an average tax equivalent yield of 4.87% in 2013 compared to $400.7 million with an average tax equivalent yield of 5.52% in 2012.  Year-over-year results reflect the continuing low interest rate environment in combination with pay downs on higher yielding loans

Interest and dividends on investment securities was $4.0 million and $3.8 million for 2013 and 2012, respectively. The average balance of investment securities was $199.2 million with an average tax equivalent yield of 2.27% in 2013 compared to $173.0 million with an average tax equivalent yield of 2.36% in 2012.  Total investment securities decreased $14.9 million from December 31, 2012 to December 31, 2013 primarily due to $79.4 million in sales, principal pay-downs, calls and maturities and a change in unrealized loss of $3.7 million, offset by $68.8 million in purchases. Interest and dividends increased $200,000, primarily due to a higher average balance of securities.

Interest on deposits was $1.8 million for 2013 compared to $1.3 million for 2012. The average balance of interest‑bearing deposits was $458.3 million with an average rate of 0.40% for 2013 compared to $431.2 million with an average rate of 0.56% for 2012. The decrease in rate was primarily attributable to a lower interest rate environment.

Interest on FHLBP advances was $653,000 for 2013 compared to $848,000 for 2012. The average balance on FHLBP advances was $12.4 million with an average rate of 5.29% for 2013 compared to $20.0 million with an average rate of 4.23% for 2012.  During the first quarter of 2013, management paid off $10.0 million of FHLBP borrowing.

Interest on repurchase agreements was $45,000 for 2013 compared to $71,000 for 2012. The average balance on repurchase agreements was $20.6 million with an average rate of 0.22% for 2013 compared to $20.4 million with an average rate of 0.34% for 2012. The decrease in interest expense was primarily the result of the lower rate paid on these accounts.

3.  Provision for Credit Losses

To provide for known and inherent losses in the loan and lease portfolio, DNB maintains an allowance for credit losses. There was a $2.5 million provision made in 2013 compared to $1.5 million in 2012. For a detailed discussion on DNB’s reserve methodology, refer to “Item 1 — Determination of the allowance for credit losses” which can be found under “Critical Accounting Policies and Estimates”.

4.  Non-Interest Income

Non-interest income includes service charges on deposit products; fees received in connection with the sale of non-depository products and services, including fiduciary and investment advisory services offered through DNB First Investment Management and Trust;  non-depository securities brokerage products and services and insurance products and services offered through DNB Investments & Insurance; and other sources of income such as increases in the cash surrender value of Bank Owned Life Insurance (“BOLI”), net gains on sales of investment securities and SBA loans. In addition, DNB receives fees for cash management, remote capture, merchant services, debit cards, safe deposit box rentals and similar activities.

Non-interest income was $4.8 million for 2013 compared to $4.5 million for 2012. The $267,000 increase was primarily due to increases of $214,000 in DNB Wealth Management, $192,000 in gain on sale of investments, and $4,000 in gain on sale of loans. The increases were offset by decreases of $87,000 in other fees, $52,000 in service charges on deposits, and $4,000 in income from BOLI policies.

5.  Non-Interest Expense

Non-interest expense includes salaries & employee benefits, furniture & equipment, occupancy, professional & consulting fees as well as marketing, printing & supplies, FDIC insurance, PA shares tax, telecommunications, write-downs on other real estate owned (“OREO”) and other repossessed property and other less significant expense items. Non-interest expenses decreased during 2013 by $252,000 or 1.4%  compared to 2012.

Salary and employee benefits.  Salary and employee benefits were $9.4 million for 2013 compared to $9.0 million for 2012. The $428,000 increase was attributable to a higher level of full-time equivalent employees year over year, primarily due to the acquisition of the branch in Boothwyn, Pennsylvania as well as a higher level of incentive and commission based compensation paid to various revenue producers.

Professional and Consulting.  Professional and consulting expense was $1.2 million for 2013 compared to $1.3 million for 2012. The decrease was primarily attributable to lower levels of legal fees associated with credit administration.

Other expenses.  Other expenses were $1.6 million for 2013 compared to $1.8 million for 2012. The $186,000 decrease was primarily due to $120,000 in decreased OREO expenses, and $65,000 of one-time conversion costs associated with the Boothwyn branch conversion in the second quarter of 2012.

FDIC insurance.  FDIC insurance expense was $512,000 in 2013 compared to $470,000 in 2012. The $42,000 increase was primarily due to a higher assessment base, higher provisions to the allowance and higher loan charge-offs in 2013 compared to 2012 (See “Deposit Insurance Assessments” on page 8 of this Form 10-K).

Gain/loss on sale or write-down of OREO and other repossessed property.  During 2013, DNB had $106,000 of net gains on sale/write-downs of OREO properties compared to $440,000 of net loss on sale/write-downs in 2012. At December 31, 2013, DNB held $1.1 million of such assets, compared to $1.2 million at December 31, 2012.

6.  Income Taxes

Income tax expense was $1.2 million and $2.1 million for the year ended December 31, 2013 and 2012, respectively. Income tax expense for each period primarily differs from the amount determined at the statutory rate of 34.0% due to tax-exempt income on loans and investment securities, DNB’s ownership of BOLI policies and tax credits recognized on a low-income housing limited partnership. The effective tax rates for 2013 and 2012 were 23.7% and 28.7%, respectively. The lower effective tax rate in 2013 was primarily due to higher levels of tax-exempt investment securities in 2013, compared to 2012.

Financial Condition Analysis

1.  Investment Securities

DNB’s investment portfolio consists of US agency securities, mortgage‑backed securities and collateralized mortgage obligations issued by US Government agencies state and municipal securities, bank stocks, and other bonds and notes. In addition to generating revenue, DNB maintains the investment portfolio to manage interest rate risk, provide liquidity, provide collateral for borrowings and to diversify the credit risk of earning assets. The portfolio is structured to maximize DNB’s net interest income given changes in the economic environment, liquidity position and balance sheet mix.

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

DNB’s investment portfolio (HTM and AFS securities) totaled $187.0 million at December 31, 2013,  down  $14.3 million or 7.1% from $201.3 million at December 31, 2012. The $14.3 million decrease in investment securities was primarily due to $79.4 million in sales, principal pay-downs, calls and maturities and a change in unrealized gain of $3.7 million, offset by $68.8 million in purchases.

At December 31, 2013, approximately 65% of DNB’s investments were in the AFS portfolio and 35% were in the HTM portfolio. Investments consist mainly of mortgage‑backed securities and Agency notes backed by government sponsored enterprises, such as FHLMC, FNMA and FHLB. Management regularly reviews its investment portfolio to determine whether any securities are other than temporarily impaired. DNB did not invest in securities backed by sub-prime mortgages. At December 31, 2013, the combined AFS and HTM portfolios had an unrealized pretax gain of $831,000 and an unrealized pretax loss of $5.2 million. At December 31, 2012, the combined AFS and HTM portfolios had an unrealized pretax gain of $4.0 million and an unrealized pretax loss of $434,000. There were no other than temporarily impaired securities.

The following tables set forth information regarding the composition, stated maturity and average yield of DNB’s investment security portfolio as of the dates indicated (tax-exempt yields have been adjusted to a tax equivalent basis using a 34% tax rate). The first two tables do not include amortization or anticipated prepayments on mortgage‑backed securities. Callable securities are included at their stated maturity dates.

Investment Maturity Schedule, Including Weighted Average Yield

(Dollars in thousands)

	December 31, 2013
					No
	Less than	1-5	5-10	Over	Stated
Held to Maturity	1 Year	Years	Years	10 Years	Maturity	Total	Yield
US Government agency obligations	$-	$-	$7,494	$-	$-	$7,494	3.12%
GSE mortgage-backed securities	-	873	405	4,656	-	5,934	3.13
Corporate bonds	-	-	6,357	-	-	6,357	5.52
Collateralized mortgage obligations GSE	-	-	-	4,903	-	4,903	2.21
State and municipal tax-exempt	-	-	11,992	28,619	-	40,611	4.02
Total	$-	$873	$26,248	$38,178	$-	$65,299	3.85%
Percent of portfolio	-%	1%	40%	59%	-%	100%
Weighted average yield	-%	4.26%	3.19%	2.85%	-%	3.85%

					No
	Less than	1-5	5-10	Over	Stated
Available for Sale	1 Year	Years	Years	10 Years	Maturity	Total	Yield
US Government agency obligations	$-	$13,051	$16,892	$-	$-	$29,943	0.91%
GSE mortgage-backed securities	36	-	21,377	27,517	-	48,930	1.96
Collateralized mortgage obligations GSE	-	567	-	22,319	-	22,886	1.48
Corporate bonds	-	6,480	10,070	-	-	16,550	2.07
State and municipal tax-exempt	1,000	-	470	602	-	2,072	2.71
Certificates of deposit	-	1,260	-	-	-	1,260	1.37
Equity securities	-	-	-	-	18	18	2.80
Total	$1,036	$21,358	$48,809	$50,438	$18	$121,659	1.63%
Percent of portfolio	1%	18%	40%	41%	-%	100%
Weighted average yield	1.77%	1.02%	1.62%	1.87%	2.80%	1.63%

Composition of Investment Securities

(Dollars in thousands)

	December 31
	2013		2012
	Held to	Available	Held to	Available
	Maturity	for Sale	Maturity	for Sale
US Government agency obligations	$7,494	$29,943	$7,266	$35,539
GSE mortgage-backed securities	5,934	48,930	9,135	22,392
Collateralized mortgage obligations GSE	4,903	22,886	7,204	21,650
Corporate bonds	6,357	16,550	6,500	41,447
State and municipal tax-exempt	40,611	2,072	35,919	3,185
Asset-backed securities	-	-	-	9,813
Certificates of deposit	-	1,260	-	1,248
Equity securities	-	18	-	14
Total	$65,299	$121,659	$66,024	$135,288

2.  Loan and Lease Portfolio

DNB’s loan and lease portfolio consists primarily of commercial and residential real estate loans, commercial loans and lines of credit (including commercial construction), commercial leases and consumer loans. The portfolio provides a stable source of interest income, monthly amortization of principal and, in the case of adjustable rate loans, re-pricing opportunities.

Total loans and leases were $415.4 million at December 31, 2013,  up  $18.9 million or 4.8% from 2012. Gross loans funded during 2013 were $107.5 million compared to $89.7 million in 2012. Paydowns on loans were $80.7 million, down from $96.9 million in 2012. Commercial loans increased by $14.3 million or 15.1% to $108.4 million, consumer loans increased by $5.4 million or 12.8% to $47.7 million, residential mortgage and commercial mortgage loans remained relatively flat.

The following table sets forth information concerning the composition of total loans outstanding, net of unearned income and fees and the allowance for credit losses, as of the dates indicated.

Total Loans and Leases Outstanding, Net of Allowance for Credit Losses

(Dollars in thousands)

	December 31
	2013	2012	2011	2010	2009
Residential mortgage	$24,677	$25,835	$26,461	$30,929	$40,951
Commercial mortgage	234,599	234,202	232,297	218,099	172,117
Commercial:
Commercial term	89,279	81,888	76,302	70,580	55,656
Commercial construction	19,117	12,247	24,818	26,964	32,122
Lease financing	2	67	191	898	3,077
Consumer:
Home equity	41,418	35,322	36,042	40,396	45,982
Other	6,262	6,937	7,573	8,305	9,522
Total loans and leases	415,354	396,498	403,684	396,171	359,427
Less allowance for credit losses	(4,623)	(6,838)	(6,164)	(5,884)	(5,477)
Net loans and leases	$410,731	$389,660	$397,520	$390,287	$353,950

The following table sets forth information concerning the contractual maturities of the loan portfolio, net of unearned income and fees. For amortizing loans, scheduled repayments for the maturity category in which the payment is due are not reflected below, because such information is not readily available.

Loan and Lease Maturities

(Dollars in thousands)

	December 31, 2013
	Less than	1-5	Over 5
	1 Year	Years	Years	Total
Residential mortgage	$10,626	$113	$13,938	$24,677
Commercial mortgage	20,189	69,399	145,011	234,599
Commercial:
Commercial term	5,246	17,942	66,091	89,279
Commercial construction	9,230	2,072	7,815	19,117
Lease financing	2	-	-	2
Consumer:
Home equity	2,911	5,558	32,949	41,418
Other	20	403	5,839	6,262
Total loans and leases	48,224	95,487	271,643	415,354
Loans and leases with fixed interest rates	19,071	85,572	179,355	283,998
Loans and leases with variable interest rates	29,153	9,915	92,288	131,356
Total loans and leases	$48,224	$95,487	$271,643	$415,354

3.  Non-Performing Assets

Total non-performing assets decreased  $4.9 million to $6.8 million at December 31, 2013, compared to $11.7 million at December 31, 2012. The $4.9 million decrease was attributable to a $4.0 million decrease in non-accrual loans, a $728,000 decrease in loans 90 days past due and still accruing, and a $141,000 reduction in other real estate owned & other repossessed property. As a result of the decrease in non-performing loans and an  $18.9 million net increase in gross loans, the non-performing loans to total loans ratio decreased to 1.38% at December 31, 2013, from 2.63% at December 31, 2012. The non-performing assets to total assets ratio decreased to 1.03% at December 31, 2013 from 1.82% at December 31, 2012. The allowance to non-performing loans ratio increased to 80.7% at December 31, 2013 from 65.5% at December 31, 2012. DNB continues to work diligently to improve asset quality by adhering to strict underwriting standards and improving lending policies and procedures. Non-performing assets have had, and will continue to have, an impact on earnings; therefore management intends to continue working aggressively to reduce the level of such assets.

Non-performing assets are comprised of non-accrual loans and leases, loans and leases delinquent over ninety days and still accruing, troubled debt restructurings (“TDRs”) as well as Other Real Estate Owned (“OREO”) and other repossessed property. Non-accrual loans and leases are loans and leases for which the accrual of interest ceases when the collection of principal or interest payments is determined to be doubtful by management. It is the policy of DNB to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier if considered prudent. Interest received on such loans is applied to the principal balance, or may, in some instances, be recognized as income on a cash basis. A non-accrual loan or lease may be restored to accrual status when management expects to collect all contractual principal and interest due and the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms. OREO consists of real estate acquired by foreclosure. Other repossessed property are primarily assets from DNB’s commercial lease portfolio that were repossessed. OREO and other repossessed property are carried at the lower of cost or estimated fair value, less estimated disposition costs. Any significant change in the level of non-performing assets is dependent, to a large extent, on the economic climate within DNB’s market area. DNB’s Credit Policy Committee monitors the performance of the loan and lease portfolio to identify potential problem assets on a timely basis. Committee members meet to design, implement and review asset recovery strategies, which serve to maximize the recovery of each troubled asset. As of December 31, 2013, DNB had $4.9 million of loans classified as substandard, which, although performing at that date, are believed to require increased supervision and review; and may, depending on the economic environment and other factors, become non-performing assets in future periods. The amount of such loans at December 31, 2012 was $14.2 million. The majority of the loans are secured by commercial real estate, with lesser amounts being secured by residential real estate, inventory and receivables.

The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, (iii) TDRs other than those included in items (i) and (ii), and (iv) OREO as a result of foreclosure or voluntary transfer to DNB as well as other repossessed property.

Non-Performing Assets

(Dollars in thousands)

	December 31
	2013	2012	2011	2010	2009
Non-accrual loans:
Residential mortgage	$2,250	$2,196	$1,873	$2,334	$3,081
Commercial mortgage	266	2,804	2,114	834	1,317
Commercial:
Commercial term	-	-	201	542	172
Commercial construction	2,554	4,326	3,032	3,180	4,202
Lease financing	-	28	61	273	157
Consumer:
Home equity	434	64	61	58	-
Other	82	147	90	2	62
Total non-accrual loans	5,586	9,565	7,432	7,223	8,991
Loans 90 days past due and still accruing (*)	141	869	210	-	191
Total non-performing loans	5,727	10,434	7,642	7,223	9,182
Other real estate owned & other repossessed property	1,096	1,237	3,974	4,324	4,489
Total non-performing assets	$6,823	$11,671	$11,616	$11,547	$13,671
Asset quality ratios:
Non-performing loans to total loans	1.38%	2.63%	1.89%	1.82%	2.60%
Non-performing assets to total assets	1.03	1.82	1.91	1.92	2.16
Allowance for credit losses to:
Total loans and leases	1.11	1.72	1.53	1.49	1.52
Non-performing loans and leases	80.70	65.54	80.70	81.50	59.60

(*)One loan in 2010 had a balance less than $1,000

Included in the loan portfolio are loans for which DNB has ceased the accrual of interest (i.e. non-accrual loans). Loans of approximately $5.6 million and $9.6 million as of December 31, 2013 and 2012, respectively, were on a non-accrual basis. DNB also had loans of approximately $141,000 and $869,000 that were 90 days or more delinquent, but still accruing, as of December 31, 2013 and 2012, respectively. If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following tables:

		Year Ended December 31, 2013
(Dollars in thousands)	December 31, 2013 Amount	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income
Non-accrual loans:
Residential mortgage	$2,250	$67	$-	$67
Commercial mortgage	266	124	-	124
Commercial:				-
Commercial term	-	4	-	4
Commercial construction	2,554	357	-	357
Lease financing	-	1	-	1
Consumer:				-
Home equity	434	13	-	13
Other	82	14	3	11
Total non-accrual loans	$5,586	$580	$3	$577
Loans 90 days past due and still accruing	141
Total non-performing loans	$5,727

		Year Ended December 31, 2013
(Dollars in thousands)	December 31, 2012 Amount	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income
Non-accrual loans:
Residential mortgage	$2,196	$62	$-	$62
Commercial mortgage	2,804	180	159	21
Commercial:				-
Commercial term	-	1	12	(11)
Commercial construction	4,326	221	196	25
Lease financing	28	2	1	1
Consumer:				-
Home equity	64	8	2	6
Other	147	14	2	12
Total non-accrual loans	$9,565	$488	$372	$116
Loans 90 days past due and still accruing	869
Total non-performing loans	$10,434

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

•Changes in the quality of the institution’s loan review system

•Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments

•The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio

•Changes in the value of underlying collateral for collateral‑dependent loans

Portfolio risk includes the levels and trends in delinquencies, impaired loans, changes in the loan rating matrix and trends in volume and terms of loans. Management is satisfied with the stability of the past due and non-performing loans and believes there has been no decline in the quality of the loan portfolio due to any trend in delinquent or adversely classified loans. In determining the adequacy of the allowance, management considers any deterioration of asset quality in DNB’s commercial mortgage and residential first mortgage portfolios, which were factors contributing to the increase in the level of allowance during 2012.  In addition to ordering new appraisals and creating specific reserves on impaired loans, the allowance allocation rates were increased, reflective of delinquency trends which have been caused by continued weakness in the housing markets, falling home equity values, and rising unemployment. New appraisal values we have obtained for existing loans have generally been consistent with trends indicated by Case-Schiller and other indices.

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

The provision increased to $2.5 million in 2013 compared to $1.5 million in 2012. DNB’s percentage of allowance for credit losses to total loans and leases was 1.11% at December 31, 2013 compared to 1.72%, 1.53% and 1.49% for the years ended December 31, 2012, 2011 and 2010, respectively. The allowance as a percentage of total loans and leases had increased during the three years ended December 31, 2012 and declined during the year ended December 31, 2013. The increase in this ratio during the three years ended December 31, 2012 was due to an increase in non-performing loans during the same period ($10.4 million, $7.6 million and $7.2 million at December 31, 2012, 2011 and 2010, respectively). The decline during the year ended December 31, 2013 was a result of management partially charging off the carrying balance of four large non-performing loans by $4.0 million. Prior to the partial charge-offs of these loans, DNB had specific reserves in the allowance of $1.9 million on these loans. Net charge-offs were $4.7 million in 2013, compared to $781,000 and $1.2 million in 2012 and 2011, respectively. The percentage of net charge-offs to total average loans and leases was 1.20%, 0.20% and 0.29% during the three years ending December 31, 2013, 2012 and 2011, respectively. Management is not aware of any potential problem loans, which were accruing and current at December 31, 2013, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to DNB.

We typically establish a general valuation allowance on classified loans which are not impaired. In establishing the general valuation allowance, we segregate these loans by category. The categories used by DNB include “doubtful,” “substandard,” “special mention,” “watch list” and “pass.” For commercial and construction loans, the determination of the category for each loan is based on periodic reviews of each loan by our lending and credit officers as well as an independent, third‑party consultant. The reviews include a consideration of such factors as recent payment history, current financial data, cash flow, financial projections, collateral evaluations, guarantor or sponsorship financial strength and current economic and business conditions. Categories for mortgage and consumer loans are determined through a similar review. Classification of a loan within a category is based on identified weaknesses that increase the credit risk of loss on the loan. Each category carries a loss factor for the allowance percentage to be assigned to the loans within that category. The allowance percentage, is determined based on inherent losses associated with each type of lending as determined through consideration of our loss history with each type of loan, trends in credit quality and collateral values, and an evaluation of current economic and business conditions.

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

As of December 31, 2013, DNB had $6.8 million of non-performing assets, which included $5.7 million of non-performing loans and $1.1 million of OREO. Loans are reviewed for impairment in accordance with FASB ASC 310-10-35. Impaired loans can either be secured or unsecured, not including large groups of smaller balance loans that are collectively evaluated. Impairment is measured by the difference between the loan amount and the present value of the future cash flow discounted at the loan’s effective interest rate. Management measures loans for impairment by using the fair value of collateral for collateral dependent loans. In general, management reduces the amount of the appraisal by the estimated cost of acquisition and disposition of the underlying collateral and compares that adjusted value with DNB’s carrying value. As part of the general allowance, DNB reserves at the rate of approximately 6% to 10% on non-performing loans. DNB establishes a specific valuation allowance on impaired loans that have a collateral shortfall, including estimated costs to sell in comparison to the carrying value of the loan. Of the $7.9 million of impaired loans at December 31, 2013, $2.1 million had a valuation allowance of $379,000 and $5.8 million had no specific allowance. For those impaired loans that management determined that no specific valuation allowance was necessary, management has reviewed the appraisal for each loan and determined that there is no shortfall in the collateral. During the year ended December 31, 2013, we recognized $4.8 million in charge-offs related to impaired loans.

We typically order new third‑party appraisals or collateral valuations when a loan becomes impaired or is transferred to OREO. This is done within two weeks of a loan becoming impaired or a loan moving to OREO. It generally takes two to eight weeks to receive the appraisals, depending on the type of property being appraised. We recognize any provision or related charge-off within two weeks of receiving the appraisal after the appraisal has been reviewed by DNB. We generally order a new appraisal for all impaired real estate loans having a balance of $100,000 or higher, every twelve months, unless management determines more frequent appraisals are necessary. We use updated valuations when time constraints do not permit a full appraisal process, to reflect rapidly changing market conditions. Because appraisals and updated valuations utilize historical data in reaching valuation conclusions, the appraised or updated value may or may not reflect the actual sales price that we will receive at the time of sale. Management uses the qualitative factor “Changes in the value of underlying collateral for collateral‑dependent loans” to calculate any required write-down to mitigate this risk.

Real estate appraisals typically include up to three approaches to value: the sales comparison approach, the income approach (for income‑producing property) and the cost approach. Not all appraisals utilize all three approaches to value. Depending on the nature of the collateral and market conditions, the appraiser may emphasize one approach over another in determining the fair value of collateral.

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

In connection with the valuation process, we will typically develop an exit strategy for the collateral by assessing overall market conditions, the current condition and use of the asset and its highest and best use. For most income‑ producing real estate, investors value most highly a stable income stream from the asset; consequently, we conduct a comparative evaluation to determine whether conducting a sale on an “as-is” basis or on an “as-stabilized” basis is most likely to produce the highest net realizable value and compare these values with the costs incurred and the holding period necessary to achieve the “as stabilized” value.

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

Analysis of Allowance for Credit Losses

(Dollars in thousands)

	Year Ended December 31
	2013	2012	2011	2010	2009
Beginning balance	$6,838	$6,164	$5,884	$5,477	$4,586
Provisions	2,530	1,455	1,480	2,216	1,325
Loans charged off:
Residential mortgage	(183)	(99)	(280)	(520)	(390)
Commercial mortgage	(716)	-	(51)	-	-
Commercial:
Commercial term	(247)	(38)	(717)	(132)	(99)
Commercial construction	(3,648)	(848)	-	(445)	-
Lease financing	(26)	(1)	(200)	(548)	(61)
Consumer:
Home equity	-	-	-	-	-
Other	(70)	(31)	(64)	(210)	(45)
Total charged off	(4,890)	(1,017)	(1,312)	(1,855)	(595)
Recoveries:
Residential mortgage	80	21	79	15	31
Commercial mortgage	-	-	-	-	93
Commercial:
Commercial term	5	115	9	11	24
Commercial construction	-	-	-	-	-
Lease financing	59	72	3	20	12
Consumer:
Home equity	-	-	-	-	-
Other	1	28	21	-	1
Total recoveries	145	236	112	46	161
Net charge-offs	(4,745)	(781)	(1,200)	(1,809)	(434)
Ending balance	$4,623	$6,838	$6,164	$5,884	$5,477
Reserve for unfunded loan commitments	$143	$125	$99	$150	$149
Ratio of net charge-offs to average loans	1.20%	0.20%	0.29%	0.49%	0.13%

The following table sets forth the composition of DNB’s allowance for credit losses at the dates indicated.

Composition of Allowance for Credit Losses

(Dollars in thousands)

December 31
	2013		2012		2011		2010		2009
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loan Type		Loan Type		Loan Type		Loan Type		Loan Type
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Residential mortgage	$285	6%	$306	6%	$383	6%	$454	8%	$648	11%
Commercial mortgage	2,195	56	3,094	59	3,442	58	2,682	55	1,904	48
Commercial:
Commercial term	658	21	506	21	474	19	634	18	438	15
Commercial construction	784	5	1,536	3	1,029	6	1,071	7	1,458	9
Lease financing	-	-	3	-	10	-	86	0	150	1
Consumer:
Home equity	184	10	178	9	165	4	113	4	78	5
Other	79	2	86	2	95	7	369	8	395	11
Unallocated	438	-	1,129	-	566	-	475	-	406	-
Total	$4,623	100%	$6,838	100%	$6,164	100%	$5,884	100%	$5,477	100%
Reserve for unfunded loan
commitments (other
liability)	$143	-	$125	-	$99	-	$150	-	$149	-

5.  Certain Regulatory Matters

Dividends payable to DNB by the Bank are subject to certain regulatory limitations. Under normal circumstances, the payment of dividends in any year without regulatory permission is limited to the net profits (as defined for regulatory purposes) for that year, plus the retained net profits for the preceding two calendar years. The sum of these items amounted to $11.4 million for the year ended December 31, 2013. During 2013, the Bank paid $590,000 to DNB. During 2014, the Bank will need to provide dividends to DNB in connection with the $13.0 million of Non-Cumulative Perpetual Preferred Stock sold on August 4, 2011 as part of the Small Business Lending Fund program administered by the United States Treasury.

The FDIC has authority to assess and change federal deposit insurance assessment rates based on average consolidated assets, less tangible equity capital of the Bank. For further information, please refer to the discussion of FDIC deposit insurance assessments under Part I, Item 1 (“Business”), section (c) (“Narrative Description of Business”) — “Supervision and Regulation — Bank” under the heading “Deposit Insurance Assessments” on page 8 of this report. DNB’s FDIC insurance expense was $512,000 in 2013.

DNB was well capitalized at December 31, 2013 and met all regulatory capital requirements. Please refer to Note 16 for a table that summarizes required capital ratios and the corresponding regulatory capital positions of DNB and the Bank at December 31, 2013.

At December 31, 2013, DNB owned $1.7 million of stock of the Federal Home Loan Bank of Pittsburgh (“FHLBP”) and had outstanding borrowings of $10.0 million from the FHLBP. The FHLBP stock entitles DNB to dividends from the FHLBP. DNB recognized dividend income of $15,000 in 2013. At December 31, 2013, DNB's excess borrowing capacity from the FHLBP was $203.7 million. Generally, the loan terms from the FHLBP are better than the terms DNB can receive from other sources.

6.  Off Balance Sheet Arrangements

In the normal course of business, various commitments and contingent liabilities are outstanding, such as guarantees and commitments to extend credit, borrow money or act in a fiduciary capacity, which are not reflected in the consolidated financial statements. Management does not anticipate any significant losses as a result of these commitments.

DNB had outstanding stand-by letters of credit totaling $1.5 million and unfunded loan and lines of credit commitments totaling $89.4 million at December 31, 2013.

These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet. The exposure to credit loss, in the event of non-performance by the party to the financial instrument for commitments to extend credit and stand-by letters of credit, is represented by the contractual amount. Management uses the same credit policies in making commitments and conditional obligations as it does for on-balance‑sheet instruments.

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

DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $236.7 million at December 31, 2013. At December 31, 2013, DNB had borrowed $10.0 million and the FHLBP had issued letters of credit, on DNB’s behalf, totaling $20.0 million against its available credit lines.

As of December 31, 2013, approximately $148.2 million of assets are held by DNB First Wealth Management in a fiduciary, custody or agency capacity. These assets are not assets of DNB, and are not included in the consolidated financial statements.

Off Balance Sheet Obligations

(Dollars in thousands)

	Expiration by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Commitments to extend credit	$89,448	$14,407	$7,465	$1,991	$65,585
Letters of credit	1,497	1,366	83	22	26
Total	$90,945	$15,773	$7,548	$2,013	$65,611

For detailed information regarding FHLBP Advances and Short Term Borrowed Funds, see Note 7 to our Consolidated Financial Statements beginning at page 60.

The following table sets forth DNB’s known contractual obligations as of December 31, 2013. The amounts presented below do not include interest.

Contractual Obligations

(Dollars in thousands)

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
FHLBP advances	$10,000	$-	$10,000	$-	$-
Repurchase agreements	19,854	19,854	-	-	-
Capital lease obligations	540	35	87	113	305
Operating lease obligations	4,692	648	1,113	1,022	1,909
Junior subordinated debentures	9,279	-	-	-	9,279
Total	$44,365	$20,537	$11,200	$1,135	$11,493

During 2014, the Bank will need to provide dividends to DNB in connection with the $13.0 million of Non-Cumulative Perpetual Preferred Stock sold on August 4, 2011 as part of the Small Business Lending Fund program administered by the United States Treasury. These payments are not included in the preceding table.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes Key Rate Duration and Economic Value of Equity (“EVE”) models. The Key Rate Duration measures the differences in durations in various maturity buckets and indicates potential asset and liability mismatches. Because of balance sheet optionality, an EVE analysis is also used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The economic value of equity is likely to be different if rates change. Results falling outside prescribed ranges require action by management. At December 31, 2013 and 2012, DNB’s variance in the economic value of equity as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the following table below. The change as a percentage of the present value of equity with a 200 basis point increase or decrease at December 31, 2013 and 2012  was within DNB’s negative 25% guideline.

Quantitative and Qualitative Disclosures About Market Risk

(Dollars in thousands)

	December 31, 2013			December 31, 2012
Change in rates	Flat	−200bp	+200bp	Flat	−200bp	+200bp
EVE	$71,853	$73,065	$62,246	$65,903	$61,701	$54,711
Change		1,212	(9,607)		(4,202)	(11,192)
Change as a % of assets		0.2%	(1.5)%		(0.7)%	(1.7)%
Change as a % of PV equity		1.7%	(13.4)%		(6.4)%	(17.0)%

Item 8.  Financial Statements and Supplementary Data

DNB FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands, except share data)

	December 31
	2013	2012
Assets
Cash and due from banks	$32,710	$17,149
Federal Funds Sold	1,350	-
Cash and cash equivalents	34,060	17,149
Available-for-sale investment securities at fair value (amortized cost of $124,118 and $134,035)	121,659	135,288
Held-to-maturity investment securities (fair value of $63,402 and $68,307)	65,299	66,024
Total investment securities	186,958	201,312
Loans and leases	415,354	396,498
Allowance for credit losses	(4,623)	(6,838)
Net loans and leases	410,731	389,660
Restricted stock	2,903	3,426
Office property and equipment, net	8,218	8,456
Accrued interest receivable	2,297	2,470
Other real estate owned & other repossessed property	1,096	1,237
Bank owned life insurance (BOLI)	8,863	8,625
Core deposit intangible	111	181
Net deferred taxes	3,788	3,561
Other assets	2,448	3,491
Total assets	$661,473	$639,568
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$101,853	$85,055
Interest-bearing deposits:
NOW	170,427	161,844
Money market	130,835	122,953
Savings	60,090	58,256
Time	95,542	102,316
Total deposits	558,747	530,424
Federal Home Loan Bank of Pittsburgh (FHLBP) advances	10,000	20,000
Repurchase agreements	19,854	17,014
Junior subordinated debentures	9,279	9,279
Other borrowings	541	571
Total borrowings	39,674	46,864
Accrued interest payable	376	421
Other liabilities	4,093	5,154
Total liabilities	602,890	582,863
Commitments and contingencies (Note 14)	-	-
Stockholders’ Equity
Preferred stock, $10.00 par value; 1,000,000 shares authorized; $1,000 liquidation preference per share; 13,000 shares issued and outstanding	12,995	12,978
Common stock, $1.00 par value; 10,000,000 shares authorized; 2,896,703 and 2,882,503 issued, respectively	2,910	2,899
Treasury stock, at cost; 142,772 and 162,803 shares, respectively	(2,629)	(2,999)
Surplus	34,441	34,274
Retained earnings	13,239	10,236
Accumulated other comprehensive loss, net	(2,373)	(683)
Total stockholders’ equity	58,583	56,705
Total liabilities and stockholders’ equity	$661,473	$639,568

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(Dollars in thousands, except share and per share data)

	Year Ended December 31
	2013	2012
Interest and Dividend Income:
Interest and fees on loans and leases	$19,183	$21,921
Interest and dividends on investment securities:
Taxable	2,861	3,163
Exempt from federal taxes	1,098	604
Interest on cash and cash equivalents	70	41
Total interest and dividend income	23,212	25,729
Interest Expense:
Interest on NOW, money market and savings	740	901
Interest on time deposits	1,071	1,531
Interest on FHLBP advances	653	848
Interest on repurchase agreements	45	71
Interest on junior subordinated debentures	303	324
Interest on other borrowings	76	80
Total interest expense	2,888	3,755
Net interest income	20,324	21,974
Provision for credit losses	2,530	1,455
Net interest income after provision for credit losses	17,794	20,519
Non-interest Income:
Service charges	1,307	1,359
Wealth management	1,247	1,033
Increase in cash surrender value of BOLI	238	242
Gains on sale of investment securities, net	610	418
Gains on sale of loans	162	158
Other fees	1,231	1,318
Total non-interest income	4,795	4,528
Non-interest Expense:
Salaries and employee benefits	9,437	9,009
Furniture and equipment	1,143	1,234
Occupancy	2,011	1,899
Professional and consulting	1,163	1,292
Advertising and marketing	642	584
Printing and supplies	149	163
FDIC insurance	512	470
PA shares tax	620	566
Telecommunications	231	211
(Gain) loss on sale or write down of OREO	(106)	440
Other expenses	1,648	1,834
Total non-interest expense	17,450	17,702
Income before income tax expense	5,139	7,345
Income tax expense	1,220	2,106
Net income	3,919	5,239
Preferred stock dividends and accretion of discount	148	332
Net income available to common stockholders	$3,771	$4,907
Earnings per common share:
Basic	$1.38	$1.81
Diluted	$1.36	$1.79
Cash dividends per common share	$0.28	$0.20
Weighted average common shares outstanding:
Basic	2,742,417	2,710,819
Diluted	2,780,752	2,739,954

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Year Ended
	December 31
	2013	2012
Net income	$3,919	$5,239
Other comprehensive (loss) income:
Unrealized holding (losses) gains on AFS security investments arising during the period
Before tax amount	(3,102)	1,684
Tax effect	1,055	(572)
Net of tax	(2,047)	1,112
Accretion of discount on AFS to HTM reclassification
Before tax amount	22	38
Tax effect	(7)	(13)
Net of tax	15	25
Less reclassification for gains on AFS securities included in net income
Before tax amount	(610)	(418)
Tax effect	207	142
Net of tax	(403)	(276)
Other comprehensive (loss) income - securities	(2,435)	861
Unrealized actuarial gains (losses) - pension
Before tax amount	1,129	(103)
Tax effect	(384)	35
Other comprehensive income (loss) - pension	745	(68)
Total other comprehensive (loss) income	(1,690)	793
Total comprehensive income	$2,229	$6,032

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

						Accumulated
						Other
						Compre-
	Preferred	Common	Treasury		Retained	hensive
	Stock	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at January 1, 2012	$12,962	$2,891	$(3,471)	$34,279	$5,871	$(1,476)	$51,056
Net income	-	-	-	-	5,239	-	5,239
Other comprehensive income	-	-	-	-	-	793	793
SBLF issuance costs accretion to liquidation value	16	-	-	-	(16)	-	-
Restricted stock compensation expense	-	8	-	66	-	-	74
Stock option compensation	-	-	-	69	-	-	69
Cash dividends - common ($0.20 per share)	-	-	-	-	(543)	-	(543)
Cash dividends SBLF preferred	-	-	-	-	(315)	-	(315)
Sale of treasury shares to 401(k) (16,452 shares)	-	-	358	(140)	-	-	218
Sale of treasury shares to deferred comp. plan (8,399 shares)	-	-	114	-	-	-	114
Balance at December 31, 2012	12,978	2,899	(2,999)	34,274	10,236	(683)	56,705
Net income	-	-	-	-	3,919	-	3,919
Other comprehensive loss	-	-	-	-	-	(1,690)	(1,690)
SBLF issuance costs accretion to liquidation value	17	-	-	-	(17)	-	-
Restricted stock compensation expense	-	11	-	125	-	-	136
Stock option compensation	-	-	-	68	-	-	68
Cash dividends - common ($0.28 per share)	-	-	-	-	(768)	-	(768)
Cash dividends SBLF preferred	-	-	-	-	(131)	-	(131)
Sale of treasury shares to 401(k) (13,396 shares)	-	-	247	(17)	-	-	230
Sale of treasury shares to deferred comp. plan (6,635 shares)	-	-	123	(9)	-	-	114
Balance at December 31, 2013	$12,995	$2,910	$(2,629)	$34,441	$13,239	$(2,373)	$58,583

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended
	December 31
	2013	2012
Cash Flows From Operating Activities:
Net income	$3,919	$5,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	2,103	1,985
Provision for credit losses	2,530	1,455
Stock based compensation	204	143
Net gain on sale of securities	(610)	(418)
Net (gain) loss on sale and write down of OREO and other repossessed property	(106)	440
Earnings from investment in BOLI	(238)	(242)
Deferred taxes	644	(355)
Proceeds from sales of SBA loans	2,740	3,013
SBA loans originated for sale	(2,578)	(2,855)
Gain on sale of SBA loans	(162)	(158)
Decrease in accrued interest receivable	173	66
Decrease (increase) in other assets	1,050	(821)
Decrease in accrued interest payable	(45)	(23)
Increase in other liabilities	68	779
Net Cash Provided By Operating Activities	9,692	8,248
Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Sales	39,311	19,683
Maturities, repayments and calls	34,109	43,325
Purchases	(64,044)	(90,138)
Activity in held-to-maturity securities:
Maturities, repayments and calls	5,472	7,034
Purchases	(4,714)	(36,672)
Net decrease in restricted stock	523	198
Net (increase) decrease in loans and leases	(26,765)	6,055
Purchases of property and equipment	(663)	(1,548)
Proceeds from disposals of property and equipment	1	5
Proceeds from sale of OREO and other repossessed property	3,411	2,647
Net Cash Used in Investing Activities	(13,359)	(49,411)
Cash Flows From Financing Activities:
Net increase in deposits	28,323	32,879
Repayment of FHLBP advances	(10,000)	-
Net increase (decrease) in short term repurchase agreements	2,840	(6,756)
Decrease in other borrowings	(30)	(27)
Dividends paid	(899)	(993)
Sale of treasury stock, net	344	332
Net Cash Provided by Financing Activities	20,578	25,435
Net Change in Cash and Cash Equivalents	16,911	(15,728)
Cash and Cash Equivalents at Beginning of Period	17,149	32,877
Cash and Cash Equivalents at End of Period	$34,060	$17,149
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,933	$3,778
Income taxes	1,578	1,735
Supplemental Disclosure of Non-cash Flow Information:
Transfers from loans and leases to real estate owned and other repossessed property	3,164	350
Business combinations:
Non-cash assets acquired:
Loans and leases	-	66
Property and equipment	-	686
Total non-cash assets acquired	-	752
Liabilities assumed:
Accrued interest payable	-	(5)
Deposits	-	15,861
Total liabilities assumed	-	15,856
Net non-cash liabilities assumed:	-	15,104
Core deposit intangible	-	130
Net cash and cash equivalents acquired	$-	$15,234

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DNB Financial Corporation (the “Corporation” or “DNB”) through its wholly owned subsidiary, DNB First, National Association (the “Bank”), formerly Downingtown National Bank, has been serving individuals and small to medium sized businesses of Chester County, Pennsylvania since 1860. DNB Capital Trust I and II are special purpose Delaware business trusts, which are not consolidated as they are considered variable interest entities and the Corporation is not the primary beneficiary (see additional discussion in Junior Subordinated Debentures — Note 9). The Bank is a locally managed commercial bank providing personal and commercial loans and deposit products, in addition to investment and trust services from thirteen community offices. The Bank encounters vigorous competition for market share from commercial banks, thrift institutions, credit unions and other financial intermediaries.

The consolidated financial statements of DNB and its subsidiary, the Bank, which together are managed as a single operating segment ("Community Banking"), are prepared in accordance with U.S. generally accepted accounting principles applicable to the banking industry.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the balance sheets, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Amounts subject to significant estimates are items such as the allowance for credit losses and lending related commitments, the fair value of repossessed assets, pension and post-retirement obligations, the fair value of financial instruments and other-than-temporary impairments. Among other effects, such changes could result in future impairments of investment securities, and establishment of allowances for credit losses and lending related commitments as well as increased benefit plans’ expenses.

Principles of Consolidation  The accompanying consolidated financial statements include the accounts of DNB and its wholly owned subsidiary, the Bank. All significant inter‑company transactions have been eliminated.

Cash and Due From Banks  For purposes of the consolidated statement of cash flows, cash and due from banks, and federal funds sold are considered to be cash equivalents. Generally, federal funds are sold for one-day periods.

Investment Securities  Investment securities are classified at the time of purchase and accounted for as follows:

Held-To-Maturity (“HTM”) includes debt securities that DNB has the positive intent and ability to hold to maturity. Debt securities are reported at cost, adjusted for amortization of premiums and accretion of discounts.

Available-For-Sale (“AFS”) includes debt and equity securities not classified as HTM securities. Securities classified as AFS are securities that DNB intends to hold for an indefinite period of time, but not necessarily to maturity. Such securities are reported at fair value, with unrealized holding gains and losses excluded from earnings and reported, net of tax (if applicable), as a separate component of stockholders’ equity. Realized gains and losses on the sale of AFS securities are computed on the basis of specific identification of the adjusted cost of each security. Amortization of premiums and accretion of discounts for all types of securities are computed using a level‑yield basis.

Other Than Temporary Impairment ("OTTI")Analysis Securities are evaluated on a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether declines in their value are other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline, and whether or not management intends to sell or expects that it is more likely than not that it will be required to sell the security prior to an anticipated recovery of the fair value. Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total impairment related to credit losses should be included in earnings. The amount of the total impairment related to all other factors should be included in other comprehensive income. DNB recorded no impairment charges in 2013 or 2012.

Restricted Stock Restricted investment in bank stocks consist of Philadelphia Federal Reserve Bank (“FRB”) stock, Pittsburgh Federal Home Loan Bank (“FHLBP”) stock, and Atlantic Central Bankers Bank (“ACBB”) stock. Federal law requires a member institution of the district FRB and FHLB to hold stock according to predetermined formulas. Atlantic Central Bankers Bank requires its correspondent banking institutions to hold stock as a condition of membership. The restricted investment in bank stock is carried at cost. Quarterly, we evaluate the bank stocks for impairment. We evaluate recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history, and impact of legislative and regulatory changes. The FHLBP repurchased $523,000 and $288,000 of excess capital stock during 2013 and 2012, respectively. At December 31, 2013, DNB owned $1.7 million of stock of the FHLBP, $1.1 million of stock of the FRB and $106,000 of stock of ACBB.

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

The loans receivable portfolio is segmented into residential mortgage loans, commercial mortgage loans, commercial loans (which consist of commercial term loans and commercial construction loans), leases, and consumer loans (which consist of home equity loans and other consumer loans.)

For all classes of loans receivable, the accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan or lease is placed on non-accrual, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Interest received on nonaccrual loans, including impaired loans, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

Deferred Loan Fees and Costs  Loan origination and commitment fees and related direct-loan origination costs of completed loans are deferred and accreted to income as a yield adjustment over the life of the loan using the level‑yield method. The accretion to income is discontinued when a loan is placed on non-accrual status. When a loan is paid off, any unamortized net deferred fee balance is credited to income. When a loan is sold, any unamortized net deferred fee balance is considered in the calculation of gain or loss.

Allowance for Credit Losses  The allowance for credit losses consists of the allowance for loan losses and represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The allowance for credit losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of Bankruptcy, or if there is an amount deemed uncollectible. No portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

The allowance for credit losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on DNB’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

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

1.Lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices

2.National, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans

3.Nature and volume of the portfolio and terms of loans

4.Experience, ability, and depth of lending management and staff

5.Volume and severity of past due, classified and nonaccrual loans as well as other loan modifications

6.Quality of DNB’s loan review system, and the degree of oversight by DNB’s Board of Directors

7.Existence and effect of any concentrations of credit and changes in the level of such concentrations

8.Effect of external factors, such as competition and legal and regulatory requirements

9.Changes in the value of underlying collateral for collateral‑dependent loans

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for credit loss calculation.

Commercial real estate lending entails significant additional risks as compared with single‑family residential property lending. Such loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for commercial real estate as well as economic conditions generally.

Commercial loans, which are also referred to as commercial and industrial loans (“C & I loans”), include advances to businesses for general commercial purposes and include permanent and short-term working capital, machinery and equipment financing, and may be either in the form of lines of credit or term loans. Although C & I loans may be unsecured to our highest rated borrowers, the majority of these loans are secured by the borrower’s accounts receivable, inventory and machinery and equipment. In a significant number of these loans, the collateral also includes the business real estate or the business owner’s personal real estate or assets. C & I loans present credit exposure to DNB, as they are more susceptible to risk of loss during a downturn in the economy, as borrowers may have greater difficulty in meeting their debt service requirements and the value of the collateral may decline. DNB attempts to mitigate this risk through its underwriting standards, including evaluating the credit worthiness of the borrower and to the extent available, credit ratings on the business. Additionally, monitoring of the loans through annual renewals and meetings with the borrowers are typical. However, these procedures cannot eliminate the risk of loss associated with this type of lending.

Construction lending is generally considered to involve a higher level of risk as compared to single‑family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on developers and builders. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. DNB has attempted to minimize the foregoing risks by, among other things, limiting the extent of its construction lending and has adopted underwriting guidelines which impose stringent loan-to-value, debt service and other requirements for loans which are believed to involve higher elements of credit risk, by limiting the geographic area in which DNB will do business and by working with builders with whom it has established relationships.

Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely effected by job loss, divorce, illness and personal bankruptcy. In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. DNB believes that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans and that consumer loans are important to its efforts to provide a full range of services to its customers.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that DNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and industrial loans, commercial real estate loans and commercial construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance for credit losses is established for an impaired loan if its carrying value exceeds its estimated fair value. The estimated fair values of substantially all of DNB’s impaired loans are measured based on the estimated fair value of the loan’s collateral.

For commercial loans secured by real estate, estimated fair values are determined primarily through third‑party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.

For commercial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, DNB does not separately identify individual residential mortgage loans, with the exception of certain purchased residential loans, home equity loans and other consumer loans for impairment disclosures, unless such loans are the subject of a troubled debt restructuring agreement.

Loans whose terms are modified are classified as troubled debt restructurings if DNB grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired.

As of December 31, 2013, DNB had one commercial mortgage classified as a TDR totaling $2,272,000, compared to no TDR Loans at December 31, 2012. The rate on this loan was modified and the terms of the loans were changed to interest only while the project was being built out. The loan was extended and there was no reduction of principal. This loan will revert to an amortizing loan during 2014. The balance of the loan prior to modification was $2,272,000 and the balance after the modification was $2,272,000. During the twelve months ended December 31, 2013, there were no defaults on any terms of this loan.

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial and consumer loans. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans criticized special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass.

In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review DNB’s allowance for credit losses and may require DNB to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for credit losses is appropriate.

Other Real Estate Owned & Other Repossessed Property  Other real estate owned (“OREO”) and other repossessed property consists of properties acquired as a result of, or in-lieu-of, foreclosure as well as other repossessed property. Properties classified as OREO are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the properties are capitalized and costs relating to holding the properties are charged to expense.

Office Properties and Equipment  Office properties and equipment are recorded at cost. Depreciation is computed using the straight-line method over the expected useful lives of the assets. The costs of maintenance and repairs are expensed as they are incurred; renewals and betterments are capitalized. All long-lived assets are reviewed for impairment when conditions indicate that impairment may have occurred, based on the fair value of the asset. In addition, long-lived assets to be disposed of are generally reported at the lower of carrying amount or fair value, less cost to sell. Gains or losses on disposition of properties and equipment are reflected in operations.

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

DNB recognizes interest and penalties on income taxes as a component of income tax expense. DNB is no longer subject to examinations by taxing authorities for the years before January 1, 2009. DNB had no unrecognized tax positions as of December 31, 2013.

Pension Plan  The Bank maintains a noncontributory defined benefit pension plan covering substantially all employees over the age of 21 with one year of service. Plan benefits are based on years of service and the employee’s monthly average compensation for the highest five consecutive years of their last ten years of service (see Note 13 — Benefit Plans).

Stock Based Compensation  Stock compensation accounting guidance (FASB ASC Topic 718, Compensation — Stock Compensation) requires that the compensation cost relating to share‑based payment transactions be recognized in financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. The stock compensation accounting guidance covers a wide range of share‑based compensation arrangements including stock options, restricted share plans, performance‑based awards, share appreciation rights, and employee share purchase plans.

The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with graded‑vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black Sholes model is used to estimate the fair value of stock options, while the market price of DNB’s common stock at the date of grant is used for restricted stock awards.

Preferred Stock  Preferred stock ranks senior to common stock with respect to dividends and has preference in the event of liquidation.

Non-Cumulative Perpetual Preferred Stock, Series 2011A—The shares of Non-Cumulative Perpetual Preferred Stock, Series 2011A (“Series 2011A Preferred Stock”) issued to the United States Treasury (“U.S. Treasury”) under the Small Business Lending Fund program (“SBLF”) are accounted for as permanent equity on DNB’s Consolidated Statements of Financial Condition. Proceeds received from the issuance of the SBLF preferred stock were used to redeem, in 2011, the CPP preferred stock issued under the TARP capital purchase plan.

The Series 2011A Preferred Stock is entitled to receive non-cumulative dividends payable quarterly. The dividend rate, which is calculated on the aggregate Liquidation Amount, was initially set at 3.874% per annum based upon the current level of “Qualified Small Business Lending”, or “QSBL” (as defined in the Securities Purchase Agreement) by the Bank. The dividend rate for future dividend periods will be set based upon the “Percentage Change in Qualified Lending” (as defined in the Securities Purchase Agreement) between each dividend period and the “Baseline” QSBL level. Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods depending on the volume of QSBL the Bank originates in future periods, and will be fixed at a rate between 1% per annum to 7% per annum and remain unchanged up to four and one-half years following the funding date (the eleventh through the first half of the nineteenth dividend periods). If the Series 2011A Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%. Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases. At December 31, 2013 and 2012 the dividend rate was 1.00%. Such dividends are not cumulative, but DNB may only declare and pay dividends on its common stock (or any other equity securities junior to the Series 2011A Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series 2011A Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem common stock and other securities. In addition, if (i) DNB has not timely declared and paid dividends on the Series 2011A Preferred Stock for six dividend periods or more, whether or not consecutive, and (ii) shares of Series 2011A Preferred Stock with an aggregate liquidation preference of at least $13,000,000 are still outstanding, the Treasury (or any successor holder of Series 2011A Preferred Stock) may designate two additional directors to be elected to DNB’s Board of Directors. Preferred dividends paid (declared and accrued) is deducted from net income for computing income available to common stockholders and earnings per share computations.

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

Comprehensive Income  Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, accretion of discount on securities transferred from available-for-sale to held-to-maturity, and changes in the funded status of the pension plan of which the accumulated amounts are also recognized as separate components of stockholders’ equity.

Accumulated Other Comprehensive Income	Before-Tax	Tax	Net-of-Tax
(Dollars in thousands)	Amount	Effect	Amount
December 31, 2013
Net unrealized loss on AFS securities	$(2,459)	$836	$(1,623)
Discount on AFS to HTM reclassification	(32)	11	(21)
Unrealized actuarial losses-pension	(1,104)	375	(729)
Total of all items above	$(3,595)	$1,222	$(2,373)
December 31, 2012
Net unrealized gain on AFS securities	$1,253	$(426)	$827
Discount on AFS to HTM reclassification	(54)	18	(36)
Unrealized actuarial losses-pension	(2,233)	759	(1,474)
Total of all items above	$(1,034)	$351	$(683)
Treasury Stock    Shares of the Company's common stock which are repurchased on the open market are classified as treasury stock on the consolidated balance sheet. Treasury stock is recorded at the cost at which it was obtained in the open market, and at the date of reissuance, treasury stock on the consolidated balance sheet is reduced by the cost for which it was purchased, using a weighted average price of the remaining treasury stock.

Bank-Owned Life Insurance  The Bank is the beneficiary of insurance policies on the lives of certain officers of the Bank. The Bank has recognized the amount that could be realized under the insurance policies as an asset in the consolidated statements of financial condition.

Trust Assets  Assets held by DNB First Wealth Management, a wholly owned subsidiary of the Bank, in fiduciary or agency capacities are not included in the consolidated financial statements since such items are not assets of DNB. Operating income and expenses of DNB First Wealth Management are included in the consolidated statements of income and are recorded on an accrual basis.

Subsequent Events  Management has evaluated events and transactions occurring subsequent to December 31, 2013 for items that should potentially be recognized or disclosed in these Consolidated Financial Statements. The evaluation was conducted through the date these financial statements were issued.

(2)    INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities, as of the dates indicated, are summarized as follows:

	December 31, 2013
	Amortized	Unrealized	Unrealized	Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$7,494	$75	$-	$7,569
Government Sponsored Entities (GSE) mortgage-backed securities	5,934	200	-	6,134
Corporate bonds	6,357	249	-	6,606
Collateralized mortgage obligations GSE	4,903	10	(89)	4,824
State and municipal tax-exempt	40,611	83	(2,425)	38,269
Total	$65,299	$617	$(2,514)	$63,402

Available For Sale
US Government agency obligations	$30,522	$4	$(583)	$29,943
GSE mortgage-backed securities	49,448	180	(698)	48,930
Collateralized mortgage obligations GSE	23,836	18	(968)	22,886
Corporate bonds	16,944	-	(394)	16,550
State and municipal tax-exempt	2,091	-	(19)	2,072
Certificates of deposit	1,250	10	-	1,260
Equity securities	27	2	(11)	18
Total	$124,118	$214	$(2,673)	$121,659

	December 31, 2012
	Amortized	Unrealized	Unrealized	Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$7,266	$563	$-	$7,829
Government Sponsored Entities (GSE) mortgage-backed securities	9,135	435	-	9,570
Corporate bonds	6,500	371	(11)	6,860
Collateralized mortgage obligations GSE	7,204	185	-	7,389
State and municipal tax-exempt	35,919	759	(19)	36,659
Total	$66,024	$2,313	$(30)	$68,307

Available For Sale
US Government agency obligations	$35,424	$133	$(18)	$35,539
GSE mortgage-backed securities	21,885	507	-	22,392
Collateralized mortgage obligations GSE	21,526	151	(27)	21,650
Corporate bonds	41,005	772	(330)	41,447
State and municipal tax-exempt	3,195	1	(11)	3,185
Asset-backed securities	9,723	90	-	9,813
Certificates of deposit	1,250	3	(5)	1,248
Equity securities	27	-	(13)	14
Total	$134,035	$1,657	$(404)	$135,288

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The table below details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at December 31, 2013 and 2012.

	December 31, 2013
			Fair Value	Unrealized	Fair Value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
Collateralized mortgage obligations GSE	$2,530	$(89)	$2,530	$(89)	$-	$-
State and municipal tax-exempt	29,142	(2,425)	17,434	(727)	11,708	(1,698)
Total	$31,672	$(2,514)	$19,964	$(816)	$11,708	$(1,698)
Available For Sale
US Government agency obligations	$24,931	$(583)	$24,931	$(583)	$-	$-
GSE mortgage-backed securities	38,255	(698)	38,255	(698)	-	-
Collateralized mortgage obligations GSE	21,416	(968)	20,336	(959)	1,080	(9)
Corporate bonds	16,549	(394)	10,968	(223)	5,581	(171)
State and municipal tax-exempt	1,072	(19)	300	(6)	772	(13)
Equity securities	12	(11)	-	-	12	(11)
Total	$102,235	$(2,673)	$94,790	$(2,469)	$7,445	$(204)

	December 31, 2012
			Fair value	Unrealized	Fair value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
Corporate bonds	$2,587	$(11)	$2,587	$(11)	$-	$-
State and municipal tax-exempt	8,690	(19)	8,690	(19)	-	-
Total	$11,277	$(30)	$11,277	$(30)	$-	$-
Available For Sale
US Government agency obligations	$10,238	$(18)	$10,238	$(18)	$-	$-
Collateralized mortgage obligations GSE	4,703	(27)	4,703	(27)	-	-
Corporate bonds	15,989	(330)	12,604	(215)	3,385	(115)
State and municipal tax-exempt	1,095	(11)	1,095	(11)	-	-
Certificates of deposit	745	(5)	745	(5)	-	-
Equity securities	14	(13)	-	-	14	(13)
Total	$32,784	$(404)	$29,385	$(276)	$3,399	$(128)

As of December 31, 2013, there were nineteen mortgage-backed securities, forty-four municipalities, ten corporate bonds, sixteen agency notes, eighteen collateralized mortgage obligations and five equity securities which were in an unrealized loss position. DNB does not intend to sell these securities and management of DNB does not expect to be required to sell any of these securities prior to a recovery of its cost basis. Management has reviewed all of these securities and believes that DNB will collect all principal and interest that is due on debt securities on a timely basis. Management does not believe any individual unrealized loss as of December 31, 2013 represents an other-than-temporary impairment. There were 4 corporate bonds and 5 equity securities that were impaired for more than 12 months. DNB reviews its investment portfolio on a quarterly basis judging each investment for OTTI. The OTTI analysis focuses on the duration and the amount a particular security is below book.

Factors affecting the market price include credit risk, market risk, interest rates, economic cycles, and liquidity risk. The magnitude of any unrealized loss may be affected by the relative concentration of the Corporation’s investment in any one issuer or industry. DNB has established policies to reduce exposure through diversification of concentration of the investment portfolio including limits on concentrations to any one issuer and as such, management believes the investment portfolio is prudently diversified.

The decline in value is related to a change in interest rates and subsequent change in credit spreads required for these issues affecting market price. All issues are performing and are expected to continue to perform in accordance with their respective contractual terms and conditions. Short to intermediate average durations and in certain cases monthly principal payments should reduce further market value exposure to increases in rates.

Collateralized mortgage obligations GSE  There are eighteen impaired securities classified as collateralized mortgage obligations. All of these securities were issued and insured by FNMA, FHLMC or GNMA. DNB receives monthly principal and interest payments on all of these securities on a timely basis and none of these agencies has ever defaulted on mortgage-backed principal or interest. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from December 31, 2013 levels. Management concluded that these securities were not other-than-temporarily impaired at December 31, 2013.

State and municipal tax-exempt  There are forty-four impaired securities in this category, which are comprised of intermediate to long-term municipal bonds. All of the issues carry an A or better underlying credit support and were evaluated on the basis on their underlying fundamentals; included but not limited to annual financial reports, geographic location, population and debt ratios. In certain cases, options for calls reduce the effective duration and in turn the future market value fluctuations. All issues are performing and are expected to continue to perform in accordance with their respective contractual terms and conditions. There have not been disruptions of any payments, associated with any of these municipal securities. These bonds are conservative in nature and the value decline is related to the changes in interest rates that occurred since the time of purchase and subsequent changes in spreads affecting the market prices. Thirty-four of the impaired municipals are school districts that have PA school district credit enhancement programs and twenty-three of those also have additional insurance. The remaining ten are two insured school districts, two uninsured school district, three townships and three insured county bonds, all of which have strong underlying ratings. Management concluded that these securities were not other-than-temporarily impaired at December 31, 2013.

US Government agency obligations  There are sixteen impaired securities classified as agencies. All of these securities were issued and insured by FHLB, FNMA, or FHLMC. DNB has received timely interest payments on all of these securities and none of these agencies has ever defaulted on their bonds. DNB anticipates a recovery in the market value as the securities approach their maturity dates. Management concluded that these securities were not other-than-temporarily impaired at December 31, 2013.

GSE mortgage-backed securities   There are nineteen impaired bonds classified as GSE mortgage-backed securities. All of these securities were issued and insured by FNMA, FHLMC or GNMA. DNB receives monthly principal and interest payments on all of these securities on a timely basis and none of these agencies has ever defaulted on mortgage-backed principal or interest. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from December 31, 2013 levels. Management concluded that these securities were not other-than-temporarily impaired at December 31, 2013.

Corporate bonds  There were ten impaired bonds classified as corporate bonds. The bonds are conservative in nature and the value decline is related to the changes in interest rates that occurred since the time of purchase and subsequent changes in spreads affecting the market prices. All of the issues carry an A or better underlying credit support and were evaluated on the basis on their underlying fundamentals; included but not limited to annual financial reports, rating agency reports, capital strength and debt ratios. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from December 31, 2013 levels. Management concluded that these securities were not other-than-temporarily impaired at December 31, 2013.

Equity securities     There were six marketable equity securities which consisted primarily of Pennsylvania community bank common stocks. The unrealized losses on five of the six investments in the Equity securities portfolio were all impaired for more than twelve months. The severity and duration of the impairment are driven by higher collateral losses, wider credit spreads, and changes in interest rates within the financial services sector. DNB evaluated the prospects of all issuers in relation to the severity and duration of the impairment. Based on this analysis and an evaluation of DNB’s ability and intent to hold these investments for a reasonable period of time sufficient for each security to increase to DNB’s cost, DNB does not intend to sell these investments and it is not more likely than not that DNB will be required to sell the investments before recovery of their cost, DNB does not consider these investments to be other-than-temporarily impaired at December 31, 2013.

In determining that the securities giving rise to the previously mentioned unrealized losses were not other than temporary, the Corporation evaluated the factors cited above, which the Corporation considers when assessing whether a security is other-than-temporarily impaired. In making these evaluations the Corporation must exercise considerable judgment. Accordingly, there can be no assurance that the actual results will not differ from the Corporation’s judgments and that such differences may not require the future recognition of other-than-temporary impairment charges that could have a material affect on the Corporation’s financial position and results of operations. In addition, the value of, and the realization of any loss on, an investment security is subject to numerous risks as cited above.

The amortized cost and estimated fair value of investment securities as of December 31, 2013, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid without penalties.

	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$-	$-	$1,035	$1,036
Due after one year through five years	873	929	21,637	21,358
Due after five years through ten years	26,248	26,235	49,605	48,809
Due after ten years	38,178	36,238	51,814	50,438
No stated maturity	-	-	27	18
Total investment securities	$65,299	$63,402	$124,118	$121,659

DNB sold $39.3 million and $19.7 million securities from the AFS portfolio during 2013 and 2012, respectively. Gains and losses resulting from investment sales, redemptions or calls were as follows:

	Year Ended
	December 31
(Dollars in thousands)	2013	2012
Gross realized gains-AFS	$867	$424
Gross realized losses-AFS	(257)	(6)
Net realized gain	$610	$418

At December 31, 2013 and 2012, investment securities with a carrying value of approximately $116.2 million and $90.0 million, respectively, were pledged to secure public funds, repurchase agreements, FHLBP advances and for other purposes as required by law. See Note 7 regarding the use of certain securities as collateral.

(3)    LOANS AND LEASES

	December 31
(Dollars in thousands)	2013	2012
Residential mortgage	$24,677	$25,835
Commercial mortgage	234,599	234,202
Commercial:
Commercial term	89,279	81,888
Commercial construction	19,117	12,247
Lease financing	2	67
Consumer:
Home equity	41,418	35,322
Other	6,262	6,937
Total loans and leases	$415,354	$396,498
Less allowance for credit losses	(4,623)	(6,838)
Net loans and leases	$410,731	$389,660

(4)    ALLOWANCE FOR CREDIT LOSSES

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of December 31, 2013 and December 31, 2012:

Age Analysis of Past Due Loans Receivables

	December 31, 2013
							Loans
							Receivable
	30-59	60-89	Greater			Total	> 90
	Days Past	Days Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivables	Accruing
Residential mortgage	$507	$865	$1,757	$3,129	$21,548	$24,677	$-
Commercial mortgage	358	192	74	624	233,975	234,599	-
Commercial:
Commercial term	50	-	-	50	89,229	89,279	-
Commercial construction	-	-	2,554	2,554	16,563	19,117	-
Lease financing	-	-	2	2	-	2	2
Consumer:
Home equity	-	50	376	426	40,992	41,418	67
Other	80	-	77	157	6,105	6,262	72
Total	$995	$1,107	$4,840	$6,942	$408,412	$415,354	$141

	December 31, 2012
							Loans
							Receivable
	30-59	60-89	Greater			Total	> 90
	Days Past	Days Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivables	Accruing
Residential mortgage	$692	$319	$2,256	$3,267	$22,568	$25,835	$60
Commercial mortgage	68	-	3,514	3,582	230,620	234,202	710
Commercial:
Commercial term	-	-	-	-	81,888	81,888	-
Commercial construction	-	-	2,031	2,031	10,216	12,247	-
Lease financing	-	-	28	28	39	67	-
Consumer:
Home equity	162	-	152	314	35,008	35,322	92
Other	95	-	54	149	6,788	6,937	7
Total	$1,017	$319	$8,035	$9,371	$387,127	$396,498	$869

The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, (iii) troubled debt restructurings other than those included in items (i) and (ii), and (iv) OREO as a result of foreclosure or voluntary transfer to DNB as well as other repossessed property.

Non-Performing Assets

	December 31
(Dollars in thousands)	2013	2012
Non-accrual loans:
Residential mortgage	$2,250	$2,196
Commercial mortgage	266	2,804
Commercial:
Commercial term	-	-
Commercial construction	2,554	4,326
Lease financing	-	28
Consumer:
Home equity	434	64
Other	82	147
Total non-accrual loans	5,586	9,565
Loans 90 days past due and still accruing	141	869
Total non-performing loans	5,727	10,434
Other real estate owned & other repossessed property	1,096	1,237
Total non-performing assets	$6,823	$11,671

The following tables summarize information in regards to impaired loans by loan portfolio class as of December 31, 2013 and December 31, 2012 and for the years then ended.

Impaired Loans

	December 31, 2013
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Residential mortgage	$2,250	$2,848	$-	$2,393	$-
Commercial mortgage	2,502	2,574	-	2,018	-
Commercial:
Commercial term	-	3	-	-	-
Commercial construction	499	3,355	-	1,047	-
Lease financing	-	-	-	11	-
Consumer:
Home equity	434	442	-	136	-
Other	78	78	-	115	3
Total:	$5,763	$9,300	$-	$5,720	$3
With allowance recorded:
Residential mortgage	$-	$-	$-	$64	$-
Commercial mortgage	36	36	14	1,477	-
Commercial:
Commercial term	-	-	-	40	-
Commercial construction	2,055	3,386	361	3,007	-
Lease financing	-	-	-	-	-
Consumer:
Home equity	-	-	-	-	-
Other	4	4	4	1	-
Total:	$2,095	$3,426	$379	$4,589	$-
Total:
Residential mortgage	$2,250	$2,848	$-	$2,457	$-
Commercial mortgage	2,538	2,610	14	3,495	-
Commercial:
Commercial term	-	3	-	40	-
Commercial construction	2,554	6,741	361	4,054	-
Lease financing	-	-	-	11	-
Consumer:
Home equity	434	442	-	136	-
Other	82	82	4	116	3
Total:	$7,858	$12,726	$379	$10,309	$3

	December 31, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Residential mortgage	$2,386	$2,883	$-	$2,243	$-
Commercial mortgage	2,807	2,814	-	699	1
Commercial:
Commercial term	-	3	-	111	12
Commercial construction	-	-	-	1,855	130
Lease financing	28	36	-	49	1
Consumer:
Home equity	64	72	-	85	2
Other	147	147	-	82	2
Total:	$5,432	$5,955	$-	$5,124	$148
With allowance recorded:
Residential mortgage	$-	$-	$-	$-	$-
Commercial mortgage	2,565	2,569	151	985	158
Commercial:
Commercial term	-	-	-	-	-
Commercial construction	4,326	4,864	864	2,628	66
Lease financing	-	-	-	-	-
Consumer:
Home equity	-	-	-	-	-
Other	-	-	-	-	-
Total:	$6,891	$7,433	$1,015	$3,613	$224
Total:
Residential mortgage	$2,386	$2,883	$-	$2,243	$-
Commercial mortgage	5,372	5,383	151	1,684	159
Commercial:
Commercial term	-	3	-	111	12
Commercial construction	4,326	4,864	864	4,483	196
Lease financing	28	36	-	49	1
Consumer:
Home equity	64	72	-	85	2
Other	147	147	-	82	2
Total:	$12,323	$13,388	$1,015	$8,737	$372

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within DNB’s internal risk rating system as of December 31, 2013 and December 31, 2012.

Credit Quality Indicators

	December 31, 2013
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$22,142	$-	$2,535	$-	$24,677
Commercial mortgage	224,868	5,028	4,703	-	234,599
Commercial:
Commercial term	88,657	419	203	-	89,279
Commercial construction	16,450	-	1,967	700	19,117
Lease financing	2	-	-	-	2
Consumer:
Home equity	40,940	-	478	-	41,418
Other	6,180	-	82	-	6,262
Total	$399,239	$5,447	$9,968	$700	$415,354

	December 31, 2012
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$23,346	$-	$2,489	$-	$25,835
Commercial mortgage	211,001	10,847	12,354	-	234,202
Commercial:
Commercial term	81,394	73	421	-	81,888
Commercial construction	4,018	-	6,198	2,031	12,247
Lease financing	67	-	-	-	67
Consumer:
Home equity	35,069	-	253	-	35,322
Other	6,933	-	4	-	6,937
Total	$361,828	$10,920	$21,719	$2,031	$396,498

The following tables set forth the activity and composition of DNB’s allowance for credit losses at the dates indicated.

Allowance for Credit Losses and Recorded Investment in Financing Receivables

	Year Ended December 31, 2013
	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	mortgage	mortgage	term	construction	financing	home equity	other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2013	$306	$3,094	$506	$1,536	$3	$178	$86	$1,129	$6,838
Charge-offs	(183)	(716)	(247)	(3,648)	(26)	-	(70)	-	(4,890)
Recoveries	80	-	5	-	59	-	1	-	145
Provisions	82	(368)	357	3,145	(36)	(22)	61	(689)	2,530
Ending balance - December 31, 2013	$285	$2,010	$621	$1,033	$-	$156	$78	$440	$4,623
Ending balance: individually
evaluated for impairment	$-	$14	$-	$361	$-	$-	$4	$-	$379
Ending balance: collectively
evaluated for impairment	$285	$1,996	$621	$672	$-	$156	$74	$440	$4,244
Loans receivables:
Ending balance	$24,677	$234,599	$89,279	$19,117	$2	$41,418	$6,262		$415,354
Ending balance: individually
evaluated for impairment	$2,250	$2,538	$-	$2,554	$-	$434	$82		$7,858
Ending balance: collectively
evaluated for impairment	$22,427	$232,061	$89,279	$16,563	$2	$40,984	$6,180		$407,496

	Year Ended December 31, 2012
	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	mortgage	mortgage	term	construction	financing	home equity	other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2012	$383	$3,442	$474	$1,029	$10	$165	$95	$566	$6,164
Charge-offs	(99)	-	(38)	(848)	(1)	-	(31)	-	(1,017)
Recoveries	21	-	115	-	72	-	28	-	236
Provisions	1	(348)	(45)	1,355	(78)	13	(6)	563	1,455
Ending balance - December 31, 2012	$306	$3,094	$506	$1,536	$3	$178	$86	$1,129	$6,838
Ending balance: individually
evaluated for impairment	$-	$151	$-	$864	$-	$-	$-	$-	$1,015
Ending balance: collectively
evaluated for impairment	$306	$2,943	$506	$672	$3	$178	$86	$1,129	$5,823
Loans receivables:
Ending balance	$25,835	$234,202	$81,888	$12,247	$67	$35,322	$6,937		$396,498
Ending balance: individually
evaluated for impairment	$2,386	$5,372	$-	$4,326	$28	$64	$147		$12,323
Ending balance: collectively
evaluated for impairment	$23,449	$228,830	$81,888	$7,921	$39	$35,258	$6,790		$384,175

(5)    OFFICE PROPERTY AND EQUIPMENT

	Estimated	December 31
(Dollars in thousands)	Useful Lives	2013	2012
Land		$840	$840
Buildings	5-31.5 years	11,793	11,652
Furniture, fixtures and equipment	2-20 years	14,052	13,532
Total cost		26,685	26,024
Less accumulated depreciation		(18,467)	(17,568)
Office property and equipment, net		$8,218	$8,456

Amounts charged to operating expense for depreciation for the years ended December 31, 2013 and 2012 amounted to $899,000 and $934,000, respectively.

(6)    DEPOSITS

Included in interest bearing time deposits are certificates of deposit issued in amounts of $100,000 or more in the amount of $54.4 million and $54.6 million at December 31, 2013 and 2012, respectively. These certificates and their remaining maturities at December 31, 2013 were as follows:

December 31
(Dollars in thousands)	2013
Three months or less	$15,915
Over three through six months	17,709
Over six through twelve months	11,242
Over one year through two years	4,673
Over two years	4,835
Total	$54,374

Certificates of deposit scheduled to mature have the following remaining maturities:

December 31
(Dollars in thousands)	2013
One year or less	$70,221
Over one year through two years	13,326
Over two years through three years	3,963
Over three years through four years	5,677
Over four years through five years	2,355
Over five years	-
Total	$95,542

(7)    FHLBP ADVANCES AND SHORT-TERM BORROWED FUNDS

DNB’s short-term borrowed funds consist of borrowings at the Federal Home Loan Bank of Pittsburgh (FHLBP), repurchase agreements and Federal funds purchased. Repurchase agreements and Federal funds purchased generally represent one-day borrowings. Borrowings at the FHLBP consist of overnight and 90 day borrowings. DNB had $19.9 million of repurchase agreements at December 31, 2013 with an average rate of 0.20% and $17.0 million of repurchase agreements at December 31, 2012 with an average rate of 0.30%.

In addition to short-term borrowings, DNB maintains borrowing arrangements with a correspondent bank and the FHLBP, as well as access to the discount window at the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $236.7 million. DNB has a maximum borrowing capacity at the FHLBP of approximately $203.7 million. At December 31, 2013, DNB had a  $10.0 million outstanding long-term advance, which matures on December 23, 2015, as shown in the table below. This advance is collateralized by loans and investment securities, and a lien on the Bank’s FHLBP stock. At December 31, 2012, DNB had $20.0 million of outstanding long-term advances with an average rate of 4.17%. All of the advances are convertible term advances and are callable, at the FHLBP’s option, at various dates. If an advance is called by the FHLBP, DNB has the option of repaying the borrowing, or continuing to borrow at three month Libor plus 10-14 basis points, depending on the advance. In addition to the $10.0 million of borrowings from the FHLBP at December 31, 2013, the FHLBP had issued letters of credit, on DNB’s behalf, totaling $20.0 million against DNB’s available credit lines. These letters of credit were used to secure public deposits as required by law.

	December 31, 2013
	Weighted
(Dollars in thousands)	Average Rate	Amount
Due by December 31, 2015	5.86%	$10,000
Total	5.86%	$10,000

(8)  CAPITAL LEASE AND OPERATING LEASE OBLIGATIONS

Included in other borrowings is a long-term capital lease agreement, which relates to DNB’s West Goshen branch. As of December 31, 2013 the lease has a carrying amount of $274,000 net of accumulated depreciation of $476,000, and is included in the balance of office properties and equipment in the accompanying statements of financial condition. The following is a schedule of the future minimum capital lease payments, together with the present value of the net minimum lease payments, as of December 31, 2013:

Year ended
(Dollars in thousands)	December 31
2014	$106
2015	106
2016	107
2017	107
2018	106
Thereafter	389
Total minimum lease payments	921
Less amount representing interest	(381)
Present value of net minimum lease payments	$540

The following is a schedule of the future minimum non-callable operating lease payments as of December 31, 2013.

Year ended
(Dollars in thousands)	December 31
2014	$648
2015	587
2016	526
2017	511
2018	511
Thereafter	1,909
Total minimum lease payments	$4,692

(9)  JUNIOR SUBORDINATED DEBENTURES

DNB has two issuances of junior subordinated debentures (the “debentures”) as follows. The majority of the proceeds of each issuance were invested in DNB’s subsidiary, to increase the Bank’s capital levels. The junior subordinated debentures issued in each case qualify as a component of capital for regulatory purposes. DNB Capital Trust I and II are special purpose Delaware business trusts, which are not consolidated.

DNB Capital Trust I

DNB’s first issuance of junior subordinated debentures was on July 20, 2001. This issuance of debentures are at floating rates and were issued to DNB Capital Trust I, a Delaware business trust in which DNB owns all of the common equity. DNB Capital Trust I issued $5 million of floating rate (6 month Libor plus 3.75%, with a cap of 12%) capital preferred securities to a qualified institutional buyer. The proceeds of these securities were used by the Trust, along with DNB’s capital contribution, to purchase $5,155,000 principal amount of DNB’s floating rate junior subordinated debentures. The preferred securities have been redeemable since July 25, 2006 and must be redeemed upon maturity of the debentures on July 25, 2031.

DNB Capital Trust II

DNB’s second issuance of junior subordinated debentures was on March 30, 2005. This issuance of debentures are at floating rates and were issued to DNB Capital Trust II, a Delaware business trust in which DNB owns all of the common equity. DNB Capital Trust II issued $4.0 million of floating rate (the rate was fixed at 6.56% for the first 5 years and is now adjusting at a rate of 3-month LIBOR plus 1.77%) capital preferred securities. The proceeds of these securities were used by the Trust, along with DNB’s capital contribution, to purchase $4,124,000 principal amount of DNB’s floating rate junior subordinated debentures. The preferred securities have been redeemable since May 23, 2010. The preferred securities must be redeemed upon maturity of the debentures on May 23, 2035.

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

U.S. Government agencies are evaluated and priced using multi‑dimensional relational models and option adjusted spreads. State and municipal securities are evaluated on a series of matrices including reported trades and material event notices. Mortgage backed securities are evaluated using matrix correlation to treasury or floating index benchmarks, prepayment speeds, monthly payment information and other benchmarks. Other investments are evaluated using a broker‑quote based application, including quotes from issuers.

Impaired loans are those loans that the Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third‑party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

OREO assets are adjusted to fair value less estimated selling costs upon transfer of the loans to OREO. Subsequently, OREO assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. There assets are included as level 3 fair values.

The following table summarizes the assets at December 31, 2013 and December 31, 2012 that are recognized on DNB’s balance sheet using fair value measurement determined based on the differing levels of input.

	December 31, 2013
				Assets at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
US Government agency obligations	$-	$29,943	$-	$29,943
GSE mortgage-backed securities	-	48,930	-	48,930
Collateralized mortgage obligations GSE	-	22,886	-	22,886
Corporate bonds	-	16,550	-	16,550
State and municipal tax-exempt	-	2,072	-	2,072
Certificates of deposit	-	1,260	-	1,260
Equity securities	18	-	-	18
Total assets measured at fair value on a recurring basis	$18	$121,641	$-	$121,659
Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$2,829	$2,829
OREO & other repossessed property	-	-	124	124
Total assets measured at fair value on a nonrecurring basis	$-	$-	$2,953	$2,953

	December 31, 2012
				Assets at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
US Government agency obligations	$-	$35,539	$-	$35,539
GSE mortgage-backed securities	-	22,392	-	22,392
Collateralized mortgage obligations GSE	-	21,650	-	21,650
Corporate bonds	-	41,447	-	41,447
State and municipal tax-exempt	-	3,185	-	3,185
Asset-backed securities	-	9,813	-	9,813
Certificates of deposit	-	1,248	-	1,248
Equity securities	14	-	-	14
Total assets measured at fair value on a recurring basis	$14	$135,274	$-	$135,288
Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$6,823	$6,823
OREO & other repossessed property	-	-	213	213
Total assets measured at fair value on a nonrecurring basis	$-	$-	$7,036	$7,036

The following table presents additional information about assets measured at fair value on a nonrecurring basis and for which DNB has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurement

(Dollars in thousands)	Fair Value	Valuation		Range (Weighted
	Estimate	Techniques	Unobservable Input	Average)
December 31, 2013
Impaired loans- Commercial construction	$2,193	Appraisal of collateral (1)	Appraisal adj.	0%	to	0%	(0%)
			Disposal costs	-8%	to	-11%	(-9%)
Impaired loans- Commercial mortgage	60	Appraisal of collateral (1)	Appraisal adj.	0%	to	0%	(0%)
			Disposal costs	-7%	to	-21%	(-12%)
Impaired loans- Residential mortgage	576	Appraisal of collateral (1)	Appraisal adj. (2)	0%	to	0%	(0%)
			Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loan total	$2,829
Other real estate owned*	$124		Disposal costs (2)	-5%	to	-5%	(-5%)

Quantitative Information about Level 3 Fair Value Measurement

(Dollars in thousands)	Fair Value	Valuation		Range (Weighted
	Estimate	Techniques	Unobservable Input	Average)
December 31, 2012
Impaired loans- Commercial construction	$3,487	Income approach	Appraisal adj. (2)	0%	to	-40%	(-19%)
			Disposal costs (2)	-2%	to	-10%	(-7%)
Impaired loans- Commercial mortgage	$2,538	Appraisal of collateral (1)	Disposal costs (2)	-5%	to	-7%	(-5%)
Impaired loan total	$6,025

* As of December 31, 2013 there is only 1 OREO property in the table above.

(1)	Fair value is generally determined through independent appraisals or sales contracts of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals are adjusted by management for qualitative factors and disposal costs.

Impaired loan.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $7.9 million at December 31, 2013. Of this, $2.1 million had a valuation allowance of $379,000 and $5.8 million had no valuation allowance as of December 31, 2013. Impaired loans had a carrying amount of $12.3 million at December 31, 2012. Of this, $6.9 million had a valuation allowance of $1.0 million and $5.4 million had no valuation allowance as of December 31, 2012. DNB had a carrying balance of $1.1 million of loans at December 31, 2013 that had partial charge-offs but no specific reserve as of December 31, 2013.

Other Real Estate Owned & other repossessed property  Other real estate owned (“OREO”) consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets are classified as OREO and other repossessed property are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. DNB had $1.1 million of such assets at December 31, 2013, which consisted of $1.0 million in OREO and $73,000 in other repossessed property. DNB had $1.2 million of such assets at December 31, 2012, which consisted of $1.1 million in OREO and $126,000 in other repossessed property. Subsequent to the repossession of these assets, DNB wrote down the carrying values by $70,000 in OREO during the year ending December 31, 2013 and $440,000 during the year ending December 31, 2012.

Below is management’s estimate of the fair value of all financial instruments, whether carried at cost or fair value on DNB’s consolidated balance sheet. The carrying amounts and estimated fair values of financial instruments at December 31, 2013 and December 31, 2012 are as follows:

	December 31, 2013
		Estimated
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$34,060	$34,060	$34,060	$-	$-
AFS investment securities	121,659	121,659	18	121,641	-
HTM investment securities	65,299	63,402	-	63,402	-
Restricted stock	2,903	2,903	-	2,903	-
Loans and leases, net of allowance	410,731	402,569	-	-	402,569
Accrued interest receivable	2,297	2,297	-	2,297	-
Financial liabilities
Deposits:
Non-interest-bearing deposits	101,853	101,853	-	101,853	-
Interest-bearing deposits:	361,352	361,352	-	361,352	-
Time	95,542	95,648	-	95,648	-
Repurchase agreements	19,854	19,854	-	19,854	-
FHLBP advances	10,000	11,057	-	11,057	-
Junior subordinated debentures and other borrowings	9,279	9,267	-	9,267	-
Accrued interest payable	376	376	-	376	-
Off-balance sheet instruments	-	-	-	-	-

	December 31, 2012
		Estimated
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$17,149	$17,149	$17,149	$-	$-
AFS investment securities	135,288	135,288	14	135,274	-
HTM investment securities	66,024	68,307	-	68,307	-
Restricted stock	3,426	3,426	-	3,426	-
Loans and leases, net of allowance	389,660	391,533	-	-	391,533
Accrued interest receivable	2,470	2,470	-	2,470	-
Financial liabilities
Deposits:
Non-interest-bearing deposits	85,055	85,055	-	85,055	-
Interest-bearing deposits:	343,053	343,053	-	343,053	-
Time	102,316	103,045	-	103,045	-
Repurchase agreements	17,014	17,014	-	17,014	-
FHLBP advances	20,000	21,592	-	21,592	-
Junior subordinated debentures and other borrowings	9,279	9,256	-	9,256	-
Accrued interest payable	421	421	-	421	-
Off-balance sheet instruments	-	-	-	-	-

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

Loans  Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial mortgages, residential mortgages, consumer and non-accrual loans. The fair value of performing loans is calculated by discounting expected cash flows using an estimated market discount rate. Expected cash flows include both contractual cash flows and prepayments of loan balances. Prepayments on consumer loans were determined using the median of estimates of securities dealers for mortgage‑backed investment pools.

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

Deposits and Repurchase Agreements    The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate money market accounts, savings accounts, and interest checking accounts approximate their fair values at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-Term Borrowings The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on DNB’s current incremental borrowing rates for similar types of borrowing arrangements.

Long-Term Debt The fair value of DNB’s fixed rate long-term borrowings which includes FHLBP advances and junior subordinated debentures and other borrowings is estimated using a discounted cash flow analysis based on the open market’s rate for similar types of borrowing arrangements. The carrying amounts of variable-rate long-term borrowings approximate their fair values at the reporting date.

Off-balance‑sheet Instruments (Disclosed at Cost)  Off-balance‑ sheet instruments are primarily comprised of loan commitments, which are generally priced at market at the time of funding. Fees on commitments to extend credit and stand-by letters of credit are deemed to be immaterial and these instruments are expected to be settled at face value or expire unused. It is impractical to assign any fair value to these instruments. At December 31, 2013, un-funded loan commitments totaled $89.4 million and stand-by letters of credit totaled $1.5 million. At December 31, 2012, un-funded loan commitments totaled $67.8 million and stand-by letters of credit totaled $2.1 million.

(11)  FEDERAL INCOME TAXES

Income tax expense (benefit) was comprised of the following:

	Year Ended
	December 31
(Dollars in thousands)	2013	2012
Current tax expense:
Federal	$567	$2,450
State	9	11
Deferred income tax expense (benefit):
Federal	644	(355)
State	-	-
Income tax expense	$1,220	$2,106

The effective income tax rates of 23.7% for 2013 and 28.7% for 2012 were different than the applicable statutory Federal income tax rate of 34%. The reason for these differences follows:

	Year Ended
	December 31
(Dollars in thousands)	2013	2012
Federal income taxes at statutory rate	$1,747	$2,497
Decrease resulting from:
Tax-exempt interest and dividend preference	(465)	(324)
Bank owned life insurance	(81)	(82)
Other, net increase	19	15
Income tax expense	$1,220	$2,106

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31
(Dollars in thousands)	2013	2012
Deferred tax assets:
Allowance for credit losses	$1,572	$2,325
Unrealized losses on securities	836	-
Unrealized losses on reclassified securities	11	18
Unrealized loss on pension obligation	375	759
Capital loss disallowance	1	1
State net operating losses	393	373
Unvested stock awards	58	45
Deferred compensation (SERP)	679	653
Nonqualified stock options	61	38
Non-accrued interest	622	422
Joint venture difference	-	-
Deferred compensation (BOLI)	-	-
Provision for unfunded loans	53	42
OREO write-downs	24	75
Accrued expenses	50	118
Total gross deferred tax assets	4,735	4,869
Deferred tax liabilities:
Unrealized gains on securities available for sale	-	(426)
Depreciation	(113)	(80)
Pension expense	(43)	(100)
Bank shares tax credit	(189)	(145)
Prepaid expenses	(169)	(155)
Mortgage servicing rights	(39)	(28)
Total gross deferred tax liabilities	(553)	(934)
Valuation allowance	(394)	(374)
Net deferred tax asset	$3,788	$3,561

As of December 31, 2013, DNB had no material unrecognized tax benefits or accrued interest and penalties. It is DNB’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense. Federal and state tax years 2010 through 2013 were open for examination as of December 31, 2013.

DNB had net operating loss carryovers with the Commonwealth of Pennsylvania of $6.0 million and $5.7 million at December 31, 2013 and 2012, respectively for which a full valuation allowance has been established. These carryovers will begin to expire in 2021.

(12)  EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the treasury stock method and reflects the potential dilution that could occur from the exercise of stock options, and warrants and the amortized portion of unvested stock awards. Stock options and unvested stock awards for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. Treasury shares are not deemed outstanding for calculations. There were 83,978 anti-dilutive stock options outstanding, and no anti-dilutive stock awards at December 31, 2013. There were 128,568 anti-dilutive stock options outstanding, and no anti-dilutive stock awards at December 31, 2012. The following table sets forth the computation of basic and diluted earnings per share:

(In thousands,	Year Ended December 31
except per share data)	2013			2012
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Net income available to common stockholders	$3,771	2,742	$1.38	$4,907	2,711	$1.81
Effect of potential dilutive common stock equivalents -
stock options, restricted shares and warrants	-	39	(0.02)	-	29	(0.02)
Diluted EPS
Income available to common stockholders after assumed
exercises	$3,771	2,781	$1.36	$4,907	2,740	$1.79

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

The following table sets forth the Plan’s funded status, as of the measurement dates of December 31, 2013 and 2012 and amounts recognized in DNB’s consolidated financial statements at December 31, 2013 and 2012:

	December 31
(Dollars in thousands)	2013	2012
Projected benefit obligation	$(6,250)	$(7,221)
Accumulated benefit obligation	(6,250)	(7,221)
Fair value of plan assets	5,274	5,283
Amounts recognized in the statement of financial position consist of:
Liabilities	$(976)	$(1,938)
Funded status	$(976)	$(1,938)
Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net loss	$1,104	$2,233
Total	$1,104	$2,233

The amounts and changes in DNB’s pension benefit obligation and fair value of plan assets for the years ended December 31, 2013 and 2012 are as follows:

	Year ended December 31
(Dollars in thousands)	2013	2012
Change in benefit obligation
Benefit obligation at beginning of year	$7,221	$6,777
Interest cost	254	276
Actuarial (gain) loss	(728)	687
Benefits paid	(497)	(563)
Service cost	-	44
Benefit obligation at end of year	$6,250	$7,221
Change in plan assets
Fair value of assets at beginning of year	$5,283	$5,040
Actual return on plan assets	507	772
Employer contribution	-	90
Benefits paid	(497)	(563)
Estimated expenses	(19)	(56)
Fair value of assets at end of year	$5,274	$5,283

The Plan’s assets are invested using an asset allocation strategy in units of certain equity, bond, real estate and money market funds. The following table summarizes the weighted average asset allocations as of the dates indicated:

	December 31
	2013	2012
Cash and cash equivalents	14.4%	15.2%
Equity securities	34.2	22.0
Fixed income securities	51.4	62.8
Total	100.0%	100.0%

Equity securities consist mainly of equity common trust funds and mutual funds. Fixed income securities consist mainly of fixed income common trust funds and individual securities. Pension plan assets are invested with a moderate growth objective, with target asset allocations of approximately 50 - 60% bonds and cash and approximately 40 - 50% in stocks. As of December 31, 2013, the plan held 65.83% of its assets in bonds and cash.

Net periodic pension costs for the years indicated include the following components:

	Year Ended December 31
(Dollars in thousands)	2013	2012
Service cost	$43	$44
Interest cost	254	276
Expected return on plan assets	(281)	(267)
Recognized net actuarial loss	151	134
Net periodic cost	$167	$187
Assumptions used:
Discount rate	4.50%	3.60%
Rate of increase in compensation level	N/A	N/A
Expected long-term rate of return on assets	5.5	5.5

DNB’s estimated future benefit payments are as follows:

(Dollars in thousands)	Period	Benefits
	2014	$285
	2015	553
	2016	296
	2017	299
	2018	342
	2019-2023	2,861

The fair value of DNB’s pension plan assets by asset category are as follows:

	December 31, 2013
				Assets at
				Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Mutual fund - equity:
US equities	$872	$-	$-	$872
International equities	839	-	-	839
Real estate	91	-	-	91
Mutual funds - fixed income:
Domestic fixed income	665	-	-	665
US corporate bonds, notes and cash:
Corporate bonds	-	2,045	-	2,045
Cash	762	-	-	762
Total assets measured at fair value on a recurring basis	$3,229	$2,045	$-	$5,274

	December 31, 2012
				Assets at
				Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Mutual fund - equity:
US equities	$431	$-	$-	$431
International equities	648	-	-	648
Real estate	84	-	-	84
Mutual funds - fixed income:
Domestic fixed income	1,537	-	-	1,537
US corporate bonds, notes and cash:
Corporate bonds	-	1,779	-	1,779
Cash	804	-	-	804
Total assets measured at fair value on a recurring basis	$3,504	$1,779	$-	$5,283

Retirement and Death Benefit Agreement    During 1999, the Bank and Henry F. Thorne, its then current Chief Executive Officer (the “Executive”), entered into a Death Benefit Agreement providing for supplemental death and retirement benefits for him (the “Supplemental Plan”). In 2003, the Supplemental Plan was replaced by a Retirement and Death Benefit Agreement (the “Replacement Plan”).

The Replacement Plan provides that the Bank and the Executive share in the rights to the cash surrender value and death benefits of a split-dollar life insurance policy (the “Policy”) The policy is designed to provide the Executive, upon attaining age 65, with projected annual after-tax payments of approximately $35,000. In addition, the Policy is intended to provide the Executive with a projected death benefit of $750,000.

In July 2008, DNB commenced making monthly payments of $3,658 to the Executive. The remaining liability under the plan was $740,000 and $729,000 as of December 31, 2013 and 2012, respectively. The annual expense for the same respective periods was $63,000 and $51,000.

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

The remaining liability under the plan was $1.3 million and $1.2 million as of December 31, 2013 and 2012, respectively. The annual expense for the same respective periods was $71,000 and $67,000.

401(k) Retirement Savings Plan  In 1994, the Bank adopted a retirement savings plan intended to comply with Section 401(k) of the Internal Revenue Code of 1986. Participants are permitted to authorize pre-tax savings contributions to a separate trust established under the 401(k) plan, subject to limitations on deductibility of contributions imposed by the Internal Revenue Code. Effective July 1, 2007 the Bank amended the plan to allow after-tax contributions to be made as well. The contributions are subject to the same limitations. Effective January 1, 2010, management indicated that it would evaluate discretionary matching contributions each quarter based upon DNB’s financial performance. DNB made no matching contributions to the 401(k) plan in 2013 and 2012.

Profit Sharing Plan  The Bank maintains a Profit Sharing Plan for eligible employees. The plan provides that the Bank make contributions equal to 3% of the eligible participant’s W-2 wages. DNB’s related expense associated with the Profit Sharing Plan was $231,000 and $225,000 in 2013 and 2012, respectively.

Stock Option Plan  DNB has a Stock Option Plan for employees and directors. Under the plan, options (both qualified and non-qualified) to purchase a maximum of 793,368 (as adjusted for subsequent stock dividends) shares of DNB’s common stock could be issued to employees and directors.

Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years. Vesting of options under the plan is determined by the Plan Committee. There were 335,279 and 327,964 shares available for grant at December 31, 2013 and 2012, respectively. All options with the exception of 44,600 options granted on April 23, 2010 and 44,600 options granted on December 12, 2011 are immediately exercisable. DNB expensed $68,000 and $69,000 during the years ended December 31, 2013 and 2012, respectively, and anticipates additional expense of $7,000 through April 23, 2014 for the options granted on April 23, 2010 and $43,000 through December 12, 2014 for the options granted on December 12, 2011, the dates the options can first be exercised.

Stock option activity is indicated below:

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2012	236,438	$15.98
Issued	-	-
Exercised	-	-
Forfeited	(2,605)	9.69
Expired	(19,215)	16.83
Outstanding December 31, 2012	214,618	$15.98
Issued	-	-
Exercised	-	-
Forfeited	(1,000)	10.31
Expired	(6,315)	18.66
Outstanding December 31, 2013	207,303	$15.92

The weighted‑average price and weighted average remaining contractual life for the outstanding options are listed below for the dates indicated.

December 31, 2013
Range of			Weighted Average
Exercise	Number	Number	Exercise	Remaining		Intrinsic
Prices	Outstanding	Exercisable	Price	Contractual Life		Value
$ 6.93-10.99	85,050	-	$8.65	4.15	years	$1,029,000
14.00-19.99	55,401	55,401	17.51	1.97	years	180,000
20.00-22.99	18,811	18,811	22.78	0.97	years	-
23.00-24.27	48,041	48,041	24.27	1.29	years	-
Total	207,303	122,253	$15.92	2.62	years	$1,209,000

December 31, 2012
Range of			Weighted Average
Exercise	Number	Number	Exercise	Remaining		Intrinsic
Prices	Outstanding	Exercisable	Price	Contractual Life		Value
$ 6.93-13.99	86,050	-	$8.67	5.16	years	$588,000
14.00-19.99	61,715	61,715	17.62	2.72	years	-
20.00-22.99	18,812	18,812	22.78	1.97	years	-
23.00-24.27	48,041	48,041	24.27	2.29	years	-
Total	214,618	128,568	$15.98	3.54	years	$588,000

Other Stock‑Based Compensation  DNB maintains an Incentive Equity and Deferred Compensation Plan. The plan provides that up to 243,101 shares of common stock may be granted, at the discretion of the Board, to individuals of DNB. Shares already granted are issuable on the earlier of three years after the date of the grant or a change in control of DNB if the recipients are then employed by DNB (“Vest Date”). Upon issuance of the shares, resale of the shares is restricted for an additional one year, during which the shares may not be sold, pledged or otherwise disposed of. Prior to the Vest Date and in the event the recipient terminates association with DNB for reasons other than death, disability or change in control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant.

Share awards granted by the plan were recorded at the date of award based on the market value of shares. Awards are being amortized to expense over the three-year cliff-vesting period. DNB records compensation expense equal to the value of the shares being amortized. For the twelve‑month periods ended December 31, 2013 and 2012, $136,000 and $74,000 was amortized to expense. At December 31, 2013, approximately $279,000 in additional compensation will be recognized over the weighted average remaining service period of approximately 2.83 years. At December 31, 2013,  141,629 shares were reserved for future grants under the plan. Stock grant activity is indicated below.

		Weighted Average
	Shares	Stock Price
Non-vested stock awards - January 1, 2012	29,200	$8.67
Granted	19,070	15.56
Forfeited	-	-
Vested	-	-
Non-vested stock awards - December 31, 2012	48,270	$11.39
Granted	17,125	20.43
Forfeited	(400)	15.56
Vested	(14,200)	6.93
Non-vested stock awards - December 31, 2013	50,795	$15.65

(14)  COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE‑SHEET RISK

In the normal course of business, various commitments and contingent liabilities are outstanding, such as guarantees and commitments to extend credit, borrow money or act in a fiduciary capacity, which are not reflected in the consolidated financial statements. Management does not anticipate any significant losses as a result of these commitments.

DNB had outstanding stand-by letters of credit totaling $1.5 million and unfunded loan and lines of credit commitments totaling $89.4 million at December 31, 2013, of which, $80.0 million were variable rate and $9.5 million were fixed rate.

These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet. The exposure to credit loss in the event of non-performance by the party to the financial instrument for commitments to extend credit and stand-by letters of credit is represented by the contractual amount. Management uses the same credit policies in making commitments and conditional obligations as it does for on-balance‑sheet instruments.

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

DNB maintains borrowing arrangements with correspondent banks and the FHLB of Pittsburgh, as well as access to the discount window at the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $236.7 million.

Approximately $148.2 million of assets were held by DNB First Wealth Management in a fiduciary, custody or agency capacity at December 31, 2013. These assets are not assets of DNB, and are not included in the consolidated financial statements.

DNB is a party to a number of lawsuits arising in the ordinary course of business. While any litigation causes an element of uncertainty, management is of the opinion that the liability, if any, resulting from the actions, will not have a material effect on the accompanying financial statements.

(15)  PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of DNB Financial Corporation (parent company only) follows:

Condensed Statements of Financial Condition	December 31
(Dollars in thousands)	2013	2012
Assets
Cash	$157	$222
Investment securities, at fair value	18	14
Investment in subsidiary	67,883	65,945
Other assets	111	118
Total assets	$68,169	$66,299
Liabilities and Stockholders’ Equity
Liabilities
Junior subordinated debentures	$9,279	$9,279
Other liabilities	307	315
Total liabilities	9,586	9,594
Stockholders’ equity	58,583	56,705
Total liabilities and stockholders’ equity	$68,169	$66,299

	Year Ended
Condensed Statements of Income	December 31
(Dollars in thousands)	2013	2012
Income:
Equity in undistributed income of subsidiary	$3,631	$4,843
Dividends from subsidiary	590	721
Total income	4,221	5,564
Expense:
Interest expense	302	325
Total expense	302	325
Net income	$3,919	$5,239

right

Condensed Statements of Comprehensive Income	Year Ended
(Dollars in thousands)	December 31
	2013	2012
Net income	$3,919	$5,239
Other comprehensive income:
Unrealized holding gains (losses) arising during the period
Before tax amount	4	(1)
Tax effect	(1)	-
Net of tax	3	(1)
Total other comprehensive income (loss)	3	(1)
Total comprehensive income	$3,922	$5,238

Condensed Statements of Cash Flows	Year Ended December 31
(Dollars in thousands)	2013	2012
Cash Flows From Operating Activities:
Net income	$3,919	$5,239
Adjustments to reconcile net income to net cash used
in operating activities:
Equity in income of subsidiary and dividends	(4,221)	(5,564)
Unvested stock amortization	204	143
Net change in other liabilities	(8)	6
Net change in other assets	6	6
Net Cash Used in Operating Activities	(100)	(170)
Cash Flows From Investing Activities:
Payments for investments in and advances to subsidiaries	(213)	(157)
Sale or repayment of investments in and advances to subsidiaries	803	877
Other, net	-	2
Net Cash Provided by Investing Activities	590	722
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	344	332
Issuance of preferred stock and warrants	-	-
Repurchase of preferred stock and warrants	-	-
Dividends paid	(899)	(993)
Net Cash (Used in) Financing Activities	(555)	(661)
Net Change in Cash and Cash Equivalents	(65)	(109)
Cash and cash equivalents at Beginning of Period	222	331
Cash and cash equivalents at End of Period	$157	$222

(16)  REGULATORY MATTERS

Under the Federal Reserve’s Regulation H, DNB First, National Association may not, without regulatory approval, declare or pay a dividend to DNB if the total of all dividends declared in a calendar year exceeds the total of (a) the Bank’s net income for that year and (b) its retained net income for the preceding two calendar years, less any required transfers to additional paid-in capital or to a fund for the retirement of preferred stock.

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

Quantitative measures established by regulation to ensure capital adequacy require DNB to maintain certain minimum amounts and ratios as set forth below. Management believes that DNB and the Bank meet all capital adequacy requirements to which they are subject. The Bank is considered “Well Capitalized” under the regulatory framework for prompt corrective action. To be categorized as Well Capitalized, the Bank must maintain minimum ratios as set forth below. There are no conditions or events since the most recent regulatory notification that management believes would have changed the Bank’s category. Actual capital amounts and ratios are presented in the following table.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation
December 31, 2013:
Total risk-based capital	$74,505	16.40%	$36,338	8.00%	N/A	N/A
Tier 1 risk-based capital	69,727	15.35	18,169	4.00	N/A	N/A
Tier 1 (leverage) capital	69,727	10.61	26,295	4.00	N/A	N/A
December 31, 2012:
Total risk-based capital	$71,775	15.88%	$36,153	8.00%	N/A	N/A
Tier 1 risk-based capital	66,115	14.63	18,076	4.00	N/A	N/A
Tier 1 (leverage) capital	66,115	10.50	25,189	4.00	N/A	N/A
DNB First, N.A.
December 31, 2013:
Total risk-based capital	$74,527	16.42%	$36,306	8.00%	$45,381	10.00%
Tier 1 risk-based capital	69,749	15.37	18,152	4.00	27,229	6.00
Tier 1 (leverage) capital	69,749	10.60	26,314	4.00	32,893	5.00
December 31, 2012:
Total risk-based capital	$71,737	15.89%	$36,119	8.00%	$45,149	10.00%
Tier 1 risk-based capital	66,077	14.64	18,060	4.00	27,090	6.00
Tier 1 (leverage) capital	66,077	10.53	25,110	4.00	31,387	5.00

(17)  BRANCH PURCHASE

On April 2, 2012, the Bank entered into a Purchase and Assumption Agreement with Capital Bank, National Association,  to acquire certain assets and assume certain liabilities of one full-service branch office of Capital Bank located in Boothwyn, Pennsylvania (the "Branch Acquisition").

The Bank consummated the Branch Acquisition on June 11, 2012. The Bank purchased specified assets of the branch, including personal loans totaling $66,000, real estate, furniture and equipment totaling $686,000 and assumed approximately $15.9 million of deposits. The Branch Acquisition includes the payment to Capital Bank of $130,000 or a 0.82% premium on the deposits, which has been recorded as a core deposit intangible.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of DNB Financial Corporation
Downingtown, Pennsylvania

We have audited the accompanying consolidated statement of financial condition of DNB Financial Corporation and its subsidiaries (collectively the “Corporation”) as of December 31, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DNB Financial Corporation and its subsidiaries at December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Philadelphia, Pennsylvania
March 21, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
DNB Financial Corporation

We have audited the accompanying consolidated statement of financial condition of DNB Financial Corporation and subsidiaries (the “Corporation”) as of December 31, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DNB Financial Corporation and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Pittsburgh, Pennsylvania

March 20, 2013

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

DNB’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2013, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that DNB’s disclosure controls and procedures are effective as of December 31, 2013.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of DNB’s internal control over financial reporting at December 31, 2013. To make this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework  (1992). Management believes that, as of December 31, 2013, DNB’s internal control over financial reporting was effective. This annual report on Form 10-K does not include an attestation report of DNB’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by DNB’s independent registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” or “accelerated filers”.

There have been no changes in internal controls over financial reporting that occurred during our fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

Part III

Item 10.  Directors and Executive Officers of the Registrant

The information required herein with respect to Registrant’s directors, officers and corporate governance is incorporated by reference to pages 9-19 of DNB’s Proxy Statement for the 2014 Annual Meeting of Stockholders, and the information required herein with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to page 8 of DNB’s Proxy Statement for the Annual Meeting of Shareholders. DNB has adopted a Code of Ethics that applies to DNB’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. DNB’s current Code of Ethics is incorporated herein by reference as Exhibit 14 to this report.

Item 11.  Executive Compensation

The information required herein is incorporated by reference to pages 20-36 of DNB’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)Information Regarding Equity Compensation Plans

The following table summarizes certain information relating to equity compensation plans maintained by DNB as of December 31, 2013:

			Number of securities
			remaining available
	Number of securities		for future issuance
	to be issued	Weighted-	under equity
	upon exercise of	average price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in first column)
Equity compensation plans approved by security holders:
1995 Stock Option Plan	207,303	$15.92	335,279
2004 Incentive Equity and Deferred Compensation Plan	50,795	15.65	141,629
Equity compensation plans not approved by security
holders	-	-	-
Total	258,098	$15.87	476,908

(b)The balance of the information required herein is incorporated by reference to pages 7-8 of DNB’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Party Transactions and Director Independence

The information required herein is incorporated by reference to pages 16 and 36 of DNB’s Proxy Statement for the 2014  Annual Meeting of Shareholders.

Item 14.  Principal Accountant Fees and Services

The information required herein is incorporated by reference to pages 37-39 of DNB’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

Part IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements.

The 2013 consolidated financial statements listed below, together with an opinion of BDO USA, LLP, dated March 21, 2014 for the year ending December 31, 2013 with respect thereto, are set forth beginning at page 40 of this report under Item 8, “Financial Statements and Supplementary Data.”

The 2012 consolidated financial statements listed below, together with an opinion of ParenteBeard, LLC, dated March 20, 2013 for the year ending December 31, 2012 with respect thereto, are set forth beginning at page 40 of this report under Item 8, “Financial Statements and Supplementary Data.”

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
Notes to Consolidated Financial Statements

(a)(2)  Not applicable

(a)(3)  Exhibits, pursuant to Item 601 of Regulation S-K.

The exhibits listed on the Index to Exhibits on pages 83-86 of this report are incorporated by reference and filed or furnished herewith in response to this Item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNB FINANCIAL CORPORATION
March 21, 2014
	BY:	/s/ William S. Latoff William S. Latoff, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William S. Latoff William S. Latoff, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 21, 2014
/s/ William J. Hieb William J. Hieb, Director, President and Chief Risk & Credit Officer	March 21, 2014

/s/ Gerald F. Sopp Gerald F. Sopp Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 21, 2014

/s/ James R. Biery James R. Biery Director	March 21, 2014

/s/ Thomas A. Fillippo Thomas A. Fillippo Director	March 21, 2014

/s/ Gerard F. Griesser Gerard F. Griesser Director	March 21, 2014

/s/ Mildred C. Joyner Mildred C. Joyner Director	March 21, 2014

/s/ James J. Koegel James J. Koegel Director	March 21, 2014

/s/ James H. Thornton James H. Thornton Director	March 21, 2014

Index to Exhibits

Exhibit No. Under Item 601 of Regulation S-K
2	(i)

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

(e)*

Agreement of Lease dated February 10, 2005 between Headwaters Associates, a Pennsylvania general partnership, as Lessor, and DNB First, National Association as Lessee for a portion of premises at 2 North Church Street, West Chester, Pennsylvania, filed March 10, 2005 as Item 10(l) to Form 10-K for the fiscal year ended December 31, 2004 (No. 1-34242) and incorporated herein by reference, as amended by Addendum to Agreement of Lease dated as of November 15, 2005, filed March 23, 2006 as Item 10(l) to Form 10-K for the fiscal year ended December 31, 2005 (No. 1-34242) and incorporated herein by reference, and as further amended by Second Addendum to Agreement of Lease dated as of May 25, 2006, filed August 14, 2006 as Item 10(l) to Form 10-Q for the fiscal quarter ended June 30, 2006 (No. 1-34242) and incorporated herein by reference, and as further amended by Third Addendum to Agreement of Lease dated as of June 9, 2010, filed August 13, 2010 as Item 10(f) to Form 10-Q for the fiscal quarter ended June 30, 2010 (No. 1-34242) and incorporated herein by reference and as further amended by Fourth Addendum to Agreement of Lease dated as of June 30, 2013, filed August 9, 2013 as Item 10.1 to Form 10-Q for the fiscal quarter ended June 30, 2013 (No. 1-34242) and incorporated herein by reference.

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

11	Registrant’s Statement of Computation of Earnings Per Share is set forth in Note 12 to Registrant’s consolidated financial statements at of this Form 10-K and is incorporated herein by reference.
14

Code of Ethics as amended and restated effective February 23, 2005, filed March 10, 2005 as Item 10(m) to Form 10-K for the fiscal year ended December 31, 2004 (No. 1-34242) and incorporated herein by reference.

16.1	Letter dated June 27, 2013 from ParenteBeard to the Securities and Exchange Commission, filed as Exhibit 16.1 to Form 8-K (No. 1-34242) on July 7, 2013 and incorporated herein by reference.
21	List of Subsidiaries, filed herewith.
23.1	Consent of BDO USA, LLP, filed herewith.
23.2	Consent of ParenteBeard LLC, filed herewith.
31.1	Rule 13a-14(a)/15d-14 (a) Certification of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a)/15d-14 (a) Certification of Chief Financial Officer, filed herewith.
32.1	Section 1350 Certification of Chief Executive Officer, filed herewith.
32.2	Section 1350 Certification of Chief Financial Officer, filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*Management contract or compensatory plan arrangement.

**Stockholder approved compensatory plan pursuant to which DNB’s Common Stock may be issued to employees of DNB.

DNB FINANCIAL CORPORATION

CORPORATE HEADQUARTERS

4 Brandywine Avenue

Downingtown, PA 19335

Tel. 610-269-1040 Fax 484-359-3176

www.dnbfirst.com

FINANCIAL INFORMATION

Investors, brokers, security analysts and

others desiring financial information

should contact Gerald F. Sopp at

484-359-3143 or gsopp@dnbfirst.com

INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

BDO USA, LLP

Ten Penn Center, 1801 Market Street

Suite 1700

Philadelphia, PA 19103

COUNSEL

Stradley, Ronon, Stevens and Young, LLP

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

James R. Biery                     Thomas A. Fillippo, Sr.

Gerard F. Griesser

William J. Hieb

Mildred C. Joyner

James J. Koegel

James H. Thornton

DIRECTORS EMERITUS

Robert J. Charles

Vernon J. Jameson

Eli Silberman

Henry F. Thorne

EXECUTIVE OFFICERS

William S. Latoff

Chairman and Chief Executive

Officer

William J. Hieb

President and Chief Risk & Credit

Officer

Vince Liuzzi

Executive Vice President

Chief Banking Officer

Albert J. Melfi, Jr.

Executive Vice President

Chief Lending Officer

Bruce E. Moroney

Executive Vice President

Chief Accounting Officer

Gerald F. Sopp

Executive Vice President

Chief Financial Officer & Secretary