Form 10-Q
period 2014-03-31
DNB FINANCIAL CORP /PA/
filed 2014-05-12
CIK 713671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: March  31, 2014

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

Yes ☒	No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒	No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer	
Non-accelerated filer		Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes 	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 Par Value) (Class)	2,763,099 (Shares Outstanding as of May 12, 2014)

DNB FINANCIAL CORPORATION AND SUBSIDIARY

INDEX

	PART I - FINANCIAL INFORMATION	PAGE NO

ITEM 1.	FINANCIAL STATEMENTS (Unaudited):

	CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	March 31, 2014 and December 31, 2013	3

	CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended March 31, 2014 and 2013	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended March 31, 2014 and 2013	5

	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	6
	Three Months Ended March 31, 2014 and 2013

	CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31, 2014 and 2013	7

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK,	44

ITEM 4.	CONTROLS AND PROCEDURES	45

	PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	45

ITEM 1A.	RISK FACTORS	45

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	45

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	46

ITEM 4.	MINE SAFETY DISCLOSURES	46

ITEM 5.	OTHER INFORMATION	46

ITEM 6.	EXHIBITS	46

SIGNATURES		47

EXHIBIT INDEX

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

DNB Financial Corporation and Subsidiary

Consolidated Statements of Financial Condition (Unaudited)

	March 31,	December 31,
(Dollars in thousands, except share and per share data)	2014	2013
Assets
Cash and due from banks	$35,692	$32,710
Federal Funds Sold	-	1,350
Cash and cash equivalents	35,692	34,060
Available-for-sale investment securities at fair value (amortized cost of $129,900 and $124,118)	128,348	121,659
Held-to-maturity investment securities (fair value of $62,819 and $63,402)	63,481	65,299
Total investment securities	191,829	186,958
Loans and leases	430,171	415,354
Allowance for credit losses	(4,750)	(4,623)
Net loans and leases	425,421	410,731
Restricted stock	2,734	2,903
Office property and equipment, net	8,120	8,218
Accrued interest receivable	2,360	2,297
Other real estate owned & other repossessed property	957	1,096
Bank owned life insurance (BOLI)	8,921	8,863
Core deposit intangible	95	111
Net deferred taxes	3,479	3,788
Other assets	1,651	2,448
Total assets	$681,259	$661,473
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$110,866	$101,853
Interest-bearing deposits:
NOW	177,300	170,427
Money market	127,961	130,835
Savings	62,349	60,090
Time	83,297	95,542
Total deposits	561,773	558,747
Federal Home Loan Bank of Pittsburgh (FHLBP) advances	10,000	10,000
Repurchase agreements	35,555	19,854
Junior subordinated debentures	9,279	9,279
Other borrowings	532	541
Total borrowings	55,366	39,674
Accrued interest payable	317	376
Other liabilities	3,682	4,093
Total liabilities	621,138	602,890
Stockholders’ Equity
Preferred stock, $10.00 par value;
1,000,000 shares authorized; $1,000 liquidation preference per share; 13,000 issued	12,999	12,995
Common stock, $1.00 par value;
10,000,000 shares authorized; 2,896,703 issued and 2,758,436 outstanding	2,914	2,910
Treasury stock, at cost; 138,267 and 142,772, respectively	(2,547)	(2,629)
Surplus	34,515	34,441
Retained earnings	14,013	13,239
Accumulated other comprehensive loss	(1,773)	(2,373)
Total stockholders’ equity	60,121	58,583
Total liabilities and stockholders’ equity	$681,259	$661,473

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2014	2013
Interest Income:
Interest and fees on loans and leases	$4,805	$4,824
Interest and dividends on investment securities:
Taxable	710	681
Exempt from federal taxes	276	257
Interest on cash and cash equivalents	11	12
Total interest and dividend income	5,802	5,774
Interest Expense:
Interest on NOW, money market and savings	155	194
Interest on time deposits	223	291
Interest on FHLB advances	146	206
Interest on repurchase agreements	10	14
Interest on junior subordinated debentures	73	76
Interest on other borrowings	18	19
Total interest expense	625	800
Net interest income	5,177	4,974
Provision for credit losses	375	180
Net interest income after provision for credit losses	4,802	4,794
Non-interest Income:
Service charges	330	345
Wealth management	311	291
Increase in cash surrender value of BOLI	58	58
Gain on sale of investment securities, net	235	59
Gain on sale of SBA loans	-	147
Other fees	285	299
Total non-interest income	1,219	1,199
Non-interest Expense:
Salaries and employee benefits	2,503	2,364
Furniture and equipment	331	284
Occupancy	619	519
Professional and consulting	318	317
Advertising and marketing	155	160
Printing and supplies	39	41
FDIC insurance	112	105
PA shares tax	150	154
Telecommunications	57	58
Postage	20	21
Loss on sale or write down of OREO	6	10
Other expenses	384	355
Total non-interest expense	4,694	4,388
Income before income tax expense	1,327	1,605
Income tax expense	323	430
Net income	$1,004	$1,175
Preferred stock dividends and accretion of discount	37	37
Net income available to Common Shareholders	$967	$1,138
Earnings per common share:
Basic	$0.35	$0.42
Diluted	$0.35	$0.41
Cash dividends per common share	$0.07	$0.07
Weighted average common shares outstanding:
Basic	2,758,135	2,725,111
Diluted	2,802,362	2,761,712

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Net income	$1,004	$1,175
Other Comprehensive Income (Loss):
Unrealized holding gains (losses) arising during the period
Before tax amount	1,142	(168)
Tax effect	(388)	57
Net of tax	754	(111)
Accretion of discount on AFS to HTM reclassification(1)
Before tax amount	2	8
Tax effect	(1)	(3)
Net of tax	1	5
Less reclassification for gains included in net income
Before tax amount	(235)	(59)
Tax effect	80	20
Net of tax	(155)	(39)
Total other comprehensive income (loss)	600	(145)
Total comprehensive income	$1,604	$1,030

(1) Amounts are included in interest and dividends on investment securities in the consolidated statements of income. Related income tax expense in the amount of $1 and $3, respectively, are included in income tax expense.

See accompanying notes to unaudited consolidated financial statements.

DNB FINANCIAL CORPORATION AND Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

						Accumulated
						Other
	Preferred	Common	Treasury		Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at January 1, 2014	$12,995	$2,910	$(2,629)	$34,441	$13,239	$(2,373)	$58,583
Net income for three months ended March 31, 2014	-	-	-	-	1,004	-	1,004
Other comprehensive income	-	-	-	-	-	600	600
SBLF issuance costs accretion	4	-	-	-	(4)	-	-
Restricted stock compensation expense	-	4	-	49	-	-	53
Stock option compensation expense	-	-	-	17	-	-	17
Cash dividends - common ($0.07 per share)	-	-	-	-	(193)	-	(193)
Cash dividends SBLF preferred	-	-	-	-	(33)	-	(33)
Sale of treasury shares to 401(k) (3,015 shares)	-	-	55	5	-	-	60
Sale of treasury shares to deferred comp. plan (1,491 shares)	-	-	27	3	-	-	30
Balance at March 31, 2014	$12,999	$2,914	$(2,547)	$34,515	$14,013	$(1,773)	$60,121

						Accumulated
						Other
	Preferred	Common	Treasury		Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at January 1, 2013	$12,978	$2,899	$(2,999)	$34,274	$10,236	$(683)	$56,705
Net income for three months ended March 31, 2013	-	-	-	-	1,175	-	1,175
Other comprehensive loss	-	-	-	-	-	(145)	(145)
SBLF issuance costs accretion	4	-	-	-	(4)	-	-
Restricted stock compensation expense	-	4	-	36	-	-	40
Stock option compensation expense	-	-	-	17	-	-	17
Cash dividends - common ($0.07 per share)	-	-	-	-	(191)	-	(191)
Cash dividends SBLF preferred	-	-	-	-	(32)	-	(32)
Sale of treasury shares to 401(k) (3,736 shares)	-	-	69	(11)	-	-	58
Sale of treasury shares to deferred comp. plan (1,928 shares)	-	-	36	(6)	-	-	30
Balance at March 31, 2013	$12,982	$2,903	$(2,894)	$34,310	$11,184	$(828)	$57,657

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Cash Flows From Operating Activities:
Net income	$1,004	$1,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	462	560
Provision for credit losses	375	180
Stock based compensation	70	57
Net gain on sale of securities	(235)	(59)
Net loss on sale and write down of OREO and other repossessed property	6	10
Earnings from investment in BOLI	(58)	(58)
Deferred tax	-	-
Proceeds from sales of SBA loans	-	2,460
SBA loans originated for sale	-	(2,313)
Gain on sale of SBA loans	-	(147)
Increase in accrued interest receivable	(63)	(256)
Decrease in other assets	798	844
Decrease in accrued interest payable	(59)	(64)
Decrease in other liabilities	(411)	(586)
Net Cash Provided By Operating Activities	1,889	1,803
Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Sales	15,228	16,292
Maturities, repayments and calls	10,931	6,993
Purchases	(32,010)	(22,013)
Activity in held-to-maturity securities:
Sales	1,228	-
Maturities, repayments and calls	678	1,825
Purchases	-	(2,789)
Net decrease in restricted stock	169	-
Net increase in loans and leases	(15,065)	(5,436)
Net purchases of property and equipment, less proceeds from disposals	(131)	(49)
Proceeds from sale of OREO and other repossessed property	133	28
Net Cash Used in Investing Activities	(18,839)	(5,149)
Cash Flows From Financing Activities:
Net increase in deposits	3,026	7,114
Repayment of FHLBP advances	-	(10,000)
Net increase in repurchase agreements	15,701	4,801
Decrease in other borrowings	(9)	(8)
Dividends paid	(226)	(223)
Sale of treasury stock, net	90	88
Net Cash Provided by Financing Activities	18,582	1,772
Net Change in Cash and Cash Equivalents	1,632	(1,574)
Cash and Cash Equivalents at Beginning of Period	34,060	17,149
Cash and Cash Equivalents at End of Period	$35,692	$15,575
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$684	$864
Income taxes	22	1,103
Supplemental Disclosure of Non-cash Flow Information:
Transfers from loans and leases to real estate owned and other repossessed property	-	6

See accompanying notes to unaudited consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, DNB First, National Association (the "Bank") have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior amounts not affecting net income are reclassified when necessary to conform to current period classifications. The results of operations for the three months ended March  31, 2014 are not necessarily indicative of the results which may be expected for the entire year.  The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2013.

Subsequent Events-- Management has evaluated events and transactions occurring subsequent to March  31, 2014 for items that should potentially be recognized or disclosed in these Consolidated Financial Statements. The evaluation was conducted through the date these financial statements were issued.

Recent Accounting Pronouncements-  Accounting Standards Update (ASU) No. 2014‑04, Receivables (Topic 310): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.

In January 2014, the FASB issued ASU 2014-04 "Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40)." The amendments in this update clarify that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. DNB does not expect the adoption of this FASB ASU to have a material impact on the consolidated financial statements.

NOTE 2: INVESTMENT SECURITIES

The amortized cost and fair values of investment securities, as of the dates indicated, are summarized as follows:

	March 31, 2014
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$7,553	$154	$-	$7,707
Government Sponsored Entities (GSE) mortgage-backed securities	4,411	131	-	4,542
Corporate bonds	6,291	384	-	6,675
Collateralized mortgage obligations GSE	4,620	9	(53)	4,576
State and municipal tax-exempt	40,606	201	(1,488)	39,319
Total	$63,481	$879	$(1,541)	$62,819

Available For Sale
US Government agency obligations	$23,482	$17	$(385)	$23,114
GSE mortgage-backed securities	61,841	33	(501)	61,373
Collateralized mortgage obligations GSE	21,642	29	(598)	21,073
Corporate bonds	21,045	16	(159)	20,902
State and municipal tax-exempt	613	-	(7)	606
Certificates of deposit	1,250	13	-	1,263
Equity securities	27	2	(12)	17
Total	$129,900	$110	$(1,662)	$128,348

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2013
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

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The table below details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at March  31, 2014 and December 31, 2013.

	March 31, 2014
			Fair Value	Unrealized	Fair Value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
Collateralized mortgage obligations GSE	$4,290	$(53)	$4,290	$(53)	$-	$-
State and Municipal tax-exempt	23,933	(1,488)	11,637	(380)	12,296	(1,108)
Total	$28,223	$(1,541)	$15,927	$(433)	$12,296	$(1,108)
Available For Sale
US Government agency obligations	$16,896	$(385)	$16,896	$(385)	$-	$-
GSE mortgage-backed securities	52,864	(501)	52,864	(501)	-	-
Collateralized mortgage obligations GSE	17,977	(598)	15,697	(493)	2,280	(105)
Corporate bonds	13,321	(159)	9,671	(63)	3,650	(96)
State and Municipal tax-exempt	606	(7)	302	(3)	304	(4)
Equity securities	11	(12)	-	-	11	(12)
Total	$101,675	$(1,662)	$95,430	$(1,445)	$6,245	$(217)

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

As of March  31, 2014, there were twenty-two mortgage-backed securities, seven corporate bonds, ten U.S. agency obligations, seventeen collateralized mortgage obligations, thirty-six tax-exempt municipalities, and five equity securities which were in an unrealized loss position. DNB does not intend to sell these securities and management of DNB does not expect to be required to sell any of these securities prior to a recovery of its cost basis. Management has reviewed all of these securities and believes that DNB will collect all principal and interest that is due on debt securities on a timely basis.  Management does not believe any individual unrealized loss as of March  31, 2014 represents an other-than-temporary impairment. DNB reviews its investment portfolio on a quarterly basis judging each investment for other-than-temporary impairment (OTTI). The OTTI analysis focuses on duration and severity of impairment in determining of OTTI. As of March  31, 2014, the following securities were reviewed:

Collateralized mortgage obligations GSE  There are seventeen impaired securities classified as collateralized mortgage obligations. All of these securities were issued and insured by FNMA, FHLMC or GNMA. DNB receives monthly principal and interest payments on all of these securities on a timely basis and none of these agencies has ever defaulted on mortgage-backed principal or interest. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from March 31, 2014 levels. Management concluded that these securities were not other-than-temporarily impaired at March 31, 2014.

State and municipal tax-exempt There are thirty-six impaired securities in this category, which are comprised of intermediate to long-term municipal bonds. All of the issues carry an A or better underlying credit support and were evaluated on the basis on their underlying fundamentals; included but not limited to annual financial reports, geographic location, population and debt ratios. In certain cases, options for calls reduce the effective duration and in turn the future market value fluctuations. All issues are performing and are expected to continue to perform in accordance with their respective contractual terms and conditions. There have not been disruptions of any payments, associated with any of these municipal securities. These bonds are investment grade and the value decline is related to the changes in interest rates.  Twenty-seven of the impaired municipals are school districts that have PA school district credit enhancement programs and nineteen of those also have additional insurance. The remaining nine are two insured school districts, two uninsured school districts, and five townships, all of which have strong underlying ratings. Management concluded that these securities were not other-than-temporarily impaired at March 31, 2014.

US Government agency obligations  There are ten impaired securities classified as agencies. All of these securities were issued and insured by FHLB, FNMA, or FHLMC. DNB has received timely interest payments on all of these securities and none of these agencies has ever defaulted on their bonds. DNB anticipates a recovery in the market value as the securities approach their maturity dates. Management concluded that these securities not other-than-temporarily impaired at March 31, 2014.

GSE mortgage-backed securities  There are twenty-two impaired bonds classified as GSE mortgage-backed securities. All of these securities were issued and insured by FNMA, FHLMC, or GNMA. DNB receives monthly principal and interest payments on all of these securities on a timely basis an none of these agencies has ever defaulted on mortgage-backed principal or interest. DNB

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from March 31, 2014 levels. Management concluded that these securities were not other-than-temporarily impaired at March 31, 2014.

Corporate Securities There were seven impaired bonds classified as corporate bonds. The bonds are investment grade and the value decline is related to the changes in interest rates that occurred since the time of purchase and subsequent changes in spreads affecting the market prices. All of the issues carry an A or better underlying credit support and were evaluated on the basis on their underlying fundamentals; included but not limited to annual financial reports, rating agency reports, capital strength and debt ratios. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from March 31, 2014 levels. Management concluded that these securities were not other-than-temporarily impaired at March 31, 2014.

Equity securities.  DNB’s investment in five marketable equity securities consists primarily of securities in common stock of community banks in Pennsylvania. The unrealized losses on the five securities in the equity securities portfolio were all impaired for more than twelve months. The severity and duration of the impairment are driven by higher collateral losses, wider credit spreads, and changes in interest rates within the financial services sector. DNB evaluated the prospects of all issuers in relation to the severity and duration of the impairment. These securities have been adversely impacted by the effects of the current economic environment on the financial services industry. We evaluated each of the underlying banks for credit impairment based on its financial condition and performance. Over the past five quarters, the unrealized loss on these equity securities has slowly decreased. Based on our evaluation and expectation that these investments will recover within a reasonable period of time, we do not consider these investments to be other-than-temporarily impaired at March 31, 2014.

The amortized cost and fair value of investment securities as of March  31,  2014, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid without penalties.

	Held to Maturity		Available for Sale
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$-	$-	$2,071	$2,071
Due after one year through five years	-	-	21,763	21,514
Due after five years through ten years	31,010	31,124	63,042	62,666
Due after ten years	32,471	31,695	42,997	42,080
No stated maturity	-	-	27	17
Total investment securities	$63,481	$62,819	$129,900	$128,348

DNB sold $15.2 million and $16.3 million from the Available for Sale portfolio during the three months ended March  31, 2014 and 2013, respectively. DNB sold $1.2 million and no securities from the Held to Maturity portfolio during the three month period ending March  31, 2014 and 2013, respectively.  The sales of HTM securities were permissible because DNB collected greater than 85% of the principal outstanding on the HTM securities that were sold during the three months ended March 31, 2014. Gains and losses resulting from investment sales, redemptions or calls were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Gross realized gains-AFS	$192	$316
Gross realized gains-HTM	68	-
Gross realized losses-AFS	(25)	(257)
Net realized gain	$235	$59

At March  31, 2014 and December 31, 2013, investment securities with a carrying value of approximately $114.0 million and $116.2 million, respectively, were pledged to secure public funds, repurchase agreements and for other purposes as required by law.

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3: LOANS

The following table sets forth information concerning the composition of total loans and leases outstanding, as of the dates indicated.

(Dollars in thousands)	March 31, 2014	December 31, 2013
Residential mortgage	$25,095	$24,677
Commercial mortgage	250,476	234,599
Commercial:
Commercial term	90,234	89,279
Commercial construction	13,898	19,117
Lease financing	1	2
Consumer:
Home equity	44,269	41,418
Other	6,198	6,262
Total loans and leases	$430,171	$415,354
Less allowance for credit losses	(4,750)	(4,623)
Net loans and leases	$425,421	$410,731

If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following tables:

	March 31, 2014
(Dollars in thousands)	Balances	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income
Non-accrual loans:
Residential mortgage	$2,245	$16	$-	$16
Commercial mortgage	244	5	-	5
Commercial:
Commercial term	-	-	-	-
Commercial construction	2,293	94	-	94
Lease financing	-	-	-	-
Consumer:
Home Equity	386	7	1	6
Other	154	3	-	3
Total non-accrual loans	$5,322	$125	$1	$124
Loans 90 days past due and still accruing	100
Total non-performing loans	$5,422

	March 31, 2013
(Dollars in thousands)	Balances	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income
Non-accrual loans:
Residential mortgage	$2,512	$18	$-	$18
Commercial mortgage	5,998	66	-	66
Commercial:
Commercial term	200	1	-	1
Commercial construction	6,507	122	-	122
Lease financing	26	1	-	1
Consumer:
Home Equity	63	1	-	1
Other	146	4	-	4
Total non-accrual loans	$15,452	$213	$-	$213
Loans 90 days past due and still accruing	827
Total non-performing loans	$16,279

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4: ALLOWANCE FOR CREDIT LOSSES

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of March  31, 2014 and December 31, 2013.

Age Analysis of Past Due Loans Receivables

					March 31, 2014
							Loans
							Receivable
	30-59	60-89	Greater			Total	> 90
	Days Past	Days Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivables	Accruing
Residential mortgage	$831	$447	$1,756	$3,034	$22,061	$25,095	$-
Commercial mortgage	176	-	74	250	250,226	250,476	-
Commercial:
Commercial term	-	-	-	-	90,234	90,234	-
Commercial construction	-	-	2,293	2,293	11,605	13,898	-
Lease financing	-	-	1	1	-	1	1
Consumer:
Home equity	50	-	406	456	43,813	44,269	99
Other	16	26	77	119	6,079	6,198	-
Total	$1,073	$473	$4,607	$6,153	$424,018	$430,171	$100

					December 31, 2013
							Loans
							Receivable
	30-59	60-89	Greater			Total	> 90
	Days Past	Days Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivables	Accruing
Residential mortgage	$507	$865	$1,757	$3,129	$21,548	$24,677	$-
Commercial mortgage	358	192	74	624	233,975	234,599	-
Commercial:
Commercial term	50	-	-	50	89,229	89,279	-
Commercial construction	-	-	2,554	2,554	16,563	19,117	-
Lease financing	-	-	2	2	-	2	2
Consumer:
Home equity	-	50	376	426	40,992	41,418	67
Other	80	-	77	157	6,105	6,262	72
Total	$995	$1,107	$4,840	$6,942	$408,412	$415,354	$141

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize information in regards to impaired loans by loan portfolio class as of and for the three months ended March 31, 2014 and as of and for the year ended December 31, 2013.

Impaired Loans

	March 31, 2014			December 31, 2013
	Recorded	Unpaid	Related	Recorded	Unpaid	Related
	Investment	Principal	Allowance	Investment	Principal	Allowance
(Dollars in thousands)		Balance			Balance
With no related allowance recorded:
Residential mortgage	$1,494	$1,581	$-	$2,250	$2,848	$-
Commercial mortgage	2,516	2,592	-	2,502	2,574	-
Commercial:
Commercial term	-	3	-	-	3	-
Commercial construction	1,094	1,877	-	499	3,355	-
Lease financing	-	-	-	-	-	-
Consumer:
Home equity	396	407	-	434	442	-
Other	16	16	-	78	78	-
Total	$5,516	$6,476	$-	$5,763	$9,300	$-
With allowance recorded:
Residential mortgage	753	1,264	58	-	-	-
Commercial mortgage	36	36	14	36	36	14
Commercial:
Commercial term	-	-	-	-	-	-
Commercial construction	1,312	4,976	276	2,055	3,386	361
Lease financing	-	-	-	-	-	-
Consumer:
Home equity	-	-	-	-	-	-
Other	137	137	53	4	4	4
Total	$2,238	$6,413	$401	$2,095	$3,426	$379
Total:
Residential mortgage	2,247	2,845	58	2,250	2,848	-
Commercial mortgage	2,552	2,628	14	2,538	2,610	14
Commercial:
Commercial term	-	3	-	-	3	-
Commercial construction	2,406	6,853	276	2,554	6,741	361
Lease financing	-	-	-	-	-	-
Consumer:
Home equity	396	407	-	434	442	-
Other	153	153	53	82	82	4
Total	$7,754	$12,889	$401	$7,858	$12,726	$379

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Residential mortgage	$1,872	$-	$2,385	$-
Commercial mortgage	2,509	-	1,293	-
Commercial:
Commercial term	-	-	-	-
Commercial construction	797	-	1,091	-
Lease financing	-	-	27	-
Consumer:
Home equity	415	1	64	-
Other	47	-	146	-
Total	$5,640	$1	$5,006	$-
With allowance recorded:
Residential mortgage	377	-	159	-
Commercial mortgage	36	-	3,109	-
Commercial:
Commercial term	-	-	100	-
Commercial construction	1,684	-	4,326	-
Lease financing	-	-	-	-
Consumer:
Home equity	-	-	-	-
Other	71	-	-	-
Total	$2,168	$-	$7,694	$-
Total:
Residential mortgage	2,249	-	2,544	-
Commercial mortgage	2,545	-	4,402	-
Commercial:
Commercial term	-	-	100	-
Commercial construction	2,481	-	5,417	-
Lease financing	-	-	27	-
Consumer:
Home equity	415	1	64	-
Other	118	-	146	-
Total	$7,808	$1	$12,700	$-

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within DNB’s internal risk rating system as of March 31, 2014 and December 31, 2013.

Credit Quality Indicators

	March 31, 2014
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$22,565	$-	$2,530	$-	$25,095
Commercial mortgage	241,278	3,131	6,067	-	250,476
Commercial:
Commercial term	87,644	572	2,018	-	90,234
Commercial construction	10,308	-	2,890	700	13,898
Lease financing	1	-	-	-	1
Consumer:
Home equity	43,838	-	431	-	44,269
Other	6,044	-	154	-	6,198
Total	$411,678	$3,703	$14,090	$700	$430,171

	December 31, 2013
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$22,142	$-	$2,535	$-	$24,677
Commercial mortgage	224,868	5,028	4,703	-	234,599
Commercial:
Commercial term	88,657	419	203	-	89,279
Commercial construction	16,450	-	1,967	700	19,117
Lease financing	2	-	-	-	2
Consumer:
Home equity	40,940	-	478	-	41,418
Other	6,180	-	82	-	6,262
Total	$399,239	$5,447	$9,968	$700	$415,354

The following tables set forth the composition of DNB’s allowance for credit losses as of March  31, 2014 and December 31, 2013, the activity for the three months ended March 31, 2014 and 2013 and as of and for the year ended December 31, 2013.

As of March 31, 2014, DNB had one commercial mortgage classified as a TDR totaling $2,272,000, compared to one commercial mortgage classified as a TDR totaling $2,272,000 (the same loan) at December 31, 2013.  The rate on this loan was modified and the terms of the loans were changed to interest only while the project was being built out.  The loan was extended and there was no reduction of principal.  The balance of the loan prior to modification was $2,272,000 and the balance after the modification was $2,272,000.  During the three months ended March 31, 2014, there were no defaults on any terms of this loan.

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Allowance for Credit Losses and Recorded Investment in Loans Receivables

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	mortgage	mortgage	term	construction	financing	home equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2014	$285	$2,010	$621	$1,033	$-	156	$78	$440	$4,623
Charge-offs	-	-	(7)	(261)	-	-	-	-	(268)
Recoveries	3	-	-	10	1	-	6	-	20
Provisions	59	156	38	24	(1)	11	41	47	375
Ending balance - March 31, 2014	$347	$2,166	$652	$806	$-	$167	$125	$487	$4,750

Ending balance: individually evaluated for impairment	$58	$14	$-	$276	$-	$-	$53	$-	$401

Ending balance: collectively evaluated for impairment	$289	$2,152	$652	$530	$-	$167	$72	$487	$4,349
Loans receivables:
Ending balance	$25,095	$250,476	$90,234	$13,898	$1	$44,269	$6,198		$430,171

Ending balance: individually evaluated for impairment	$2,247	$2,552	$-	$2,406	$-	$396	$153		$7,754

Ending balance: collectively evaluated for impairment	$22,848	$247,924	$90,234	$11,492	$1	$43,873	$6,045		$422,417

Reserve for unfunded loan commitments included in other liabilities	$-	$11	$70	$50	$-	$11	$-		$142

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	mortgage	mortgage	term	construction	financing	home equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2013	$306	$3,094	$506	$1,536	$3	$178	$86	$1,129	$6,838
Charge-offs	-	-	(10)	-	-	-	(5)	-	(15)
Recoveries	65	-	4	-	51	-	-	-	120
Provisions	(44)	154	211	394	(52)	2	2	(487)	180
Ending balance - March 31, 2013	$327	$3,248	$711	$1,930	$2	$180	$83	$642	$7,123
Reserve for unfunded loan commitments included in other liabilities	$-	$8	$72	$75	$-	$10	$-		$165

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	mortgage	mortgage	term	construction	financing	home equity	Other	Unallocated	Total
Allowance for credit losses:
Ending balance - December 31, 2013	$285	$2,010	$621	$1,033	$-	$156	$78	$440	$4,623
Ending balance: individually evaluated for impairment	$-	$14	$-	$361	$-	$-	$4	$-	$379
Ending balance: collectively evaluated for impairment	$285	$1,996	$621	$672	$-	$156	$74	$440	$4,244
Loans receivables:
Ending balance	$24,677	$234,599	$89,279	$19,117	$2	$41,418	$6,262		$415,354
Ending balance: individually evaluated for impairment	$2,250	$2,538	$-	$2,554	$-	$434	$82		$7,858
Ending balance: collectively evaluated for impairment	$22,427	$232,061	$89,279	$16,563	$2	$40,984	$6,180		$407,496
Reserve for unfunded loan commitments included in other liabilities	$-	$9	$68	$57	$-	$9	$-		$143

NOTE 5: EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the treasury stock method and reflects the potential dilution that could occur from the exercise of stock options, and warrants and the amortized portion of unvested stock awards. Stock options and unvested stock awards for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. Treasury shares are not deemed outstanding for calculations. There were no outstanding stock warrants,  66,853 anti-dilutive stock options outstanding, and 17,125 anti-dilutive stock awards outstanding at March  31, 2014. There were no anti-dilutive stock warrants outstanding, 128,568 anti-dilutive stock options outstanding, and no anti-dilutive stock awards outstanding at March  31, 2013. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2014
(In thousands, except per-share data)	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$967	2,758	$0.35
Effect of potential dilutive common stock equivalents – stock options and restricted shares	-	44	-
Diluted EPS
Income available to common stockholders after assumed conversions	$967	2,802	$0.35

	Three Months Ended
	March 31, 2013
(In thousands, except per-share data)	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$1,138	2,725	$0.42
Effect of potential dilutive common stock equivalents – stock options and restricted shares	-	37	(0.01)
Diluted EPS
Income available to common stockholders after assumed conversions	$1,138	2,762	$0.41

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6: ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders' equity are as follows:

Accumulated Other Comprehensive Loss (Unaudited)	Before-Tax	Tax	Net-of-Tax
(Dollars in thousands)	Amount	Effect	Amount
March 31, 2014
Net unrealized loss on AFS securities	$(1,552)	$528	$(1,024)
Discount on AFS to HTM reclassification	(30)	10	(20)
Unrealized actuarial losses-pension	(1,104)	375	(729)
Total of all items above	$(2,686)	$913	$(1,773)
December 31, 2013
Net unrealized loss on AFS securities	$(2,459)	$836	$(1,623)
Discount on AFS to HTM reclassification	(32)	11	(21)
Unrealized actuarial losses-pension	(1,104)	375	(729)
Total of all items above	$(3,595)	$1,222	$(2,373)

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

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8: STOCK-BASED COMPENSATION

Stock Option Plan

DNB has a Stock Option Plan for employees and directors. Under the plan, options (both qualified and non-qualified) to purchase a maximum of 793,368 (as adjusted for subsequent stock dividends) shares of DNB’s common stock could be issued to employees and directors. Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years. Vesting of options under the plan is determined by the Plan Committee. There were 335,279 shares available for grant at March  31, 2014. All options with the exception of 44,600 options granted on April 23, 2010 and 44,600 options granted on December 12, 2011 are immediately exercisable. DNB expensed $17,000 during the three months ended March  31, 2014 and March 31, 2013 and anticipates additional expense of $1,000 through April 23, 2014 for the options granted on April 23, 2010 and $32,000 through December 12, 2014 for the options granted on December 12, 2011, the dates the options can first be exercised. Stock option activity is indicated below.

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2014	207,303	$15.92
Issued	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding March 31, 2014	207,303	$15.92

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2013	214,618	$15.98
Issued	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding March 31, 2013	214,618	$15.98

The weighted-average price and weighted average remaining contractual life for the outstanding options are listed below for the dates indicated.

March 31, 2014
Range of			Weighted Average
Exercise	Number	Number	Exercise	Remaining	Intrinsic
Prices	Outstanding	Exercisable	Price	Contractual Life	Value
$6.93-10.99	85,050	-	$8.65	3.90 years	$924,000
14.00-19.99	55,401	55,401	17.51	1.73 years	112,000
20.00-22.99	18,811	18,811	22.78	0.73 years	-
23.00-24.27	48,041	48,041	24.27	1.05 years	-
Total	207,303	122,253	$15.92	2.37 years	$1,036,000

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2013
Range of			Weighted Average
Exercise	Number	Number	Exercise	Remaining	Intrinsic
Prices	Outstanding	Exercisable	Price	Contractual Life	Value
$6.93-10.99	85,050	-	$8.65	4.15 years	$1,029,000
14.00-19.99	55,401	55,401	17.51	1.97 years	180,000
20.00-22.99	18,811	18,811	22.78	0.97 years	-
23.00-24.27	48,041	48,041	24.27	1.29 years	-
Total	207,303	122,253	$15.92	2.62 years	$1,209,000

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

Share awards granted by the Plan were recorded at the date of award based on the market value of shares.  Awards are being amortized to expense over the three-year cliff-vesting period. DNB records compensation expense equal to the value of the shares being amortized.  For the three month period ended March  31, 2014 and 2013,  $53,000 and $40,000 was amortized to expense, respectively.   As of March 31, 2014, there was approximately $572,000 in additional compensation that will be recognized over the remaining service period of approximately 2.58 years.  At March 31, 2014,  141,629 shares were reserved for future grants under the Plan.

Stock grant activity is indicated below:

		Weighted Average
	Shares	Stock Price
Non-vested stock awards—January 1, 2014	50,795	$15.65
Granted	-	-
Forfeited	-	-
Vested	-	-
Non-vested stock awards—March 31, 2014	50,795	$15.65

		Weighted Average
	Shares	Stock Price
Non-vested stock awards—January 1, 2013	48,270	$11.39
Granted	-	-
Forfeited	-	-
Vested	-	-
Non-vested stock awards—March 31, 2013	48,270	$11.39

NOTE 9:  INCOME TAXES

As of March  31, 2014, the Corporation had no material unrecognized tax benefits or accrued interest and penalties. It is the Corporation’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.  Federal and state tax years 2010 through 2013 were open for examination as of March  31, 2014.

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

OREO assets are adjusted to fair value less estimated selling costs upon transfer of the loans to OREO establishing a new cost basis. Subsequently, OREO assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. There assets are included as Level 3 fair values.

The following table summarizes the assets at March  31, 2014 and December 31, 2013 that are recognized on DNB’s statement of financial condition using fair value measurement determined based on the differing levels of input:

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	March 31, 2014

(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities:
US Government agency obligations	$-	$23,114	$-	$23,114
GSE mortgage-backed securities	-	61,373	-	61,373
Collateralized mortgage obligations GSE	-	21,073	-	21,073
Corporate bonds	-	20,902	-	20,902
State and municipal tax-exempt	-	606	-	606
Certificates of deposit	-	1,263	-	1,263
Equity securities	17	-	-	17
Total assets measured at fair value on a recurring basis	$17	$128,331	$-	$128,348

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$2,931	$2,931
Total assets measured at fair value on a nonrecurring basis	$-	$-	$2,931	$2,931

	December 31, 2013

(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities:
US Government agency obligations	$-	$29,943	$-	$29,943
GSE mortgage-backed securities	-	48,930	-	48,930
Collateralized mortgage obligations GSE	-	22,886	-	22,886
Corporate bonds	-	16,550	-	16,550
State and municipal tax-exempt	-	2,072	-	2,072
Certficates of deposit	-	1,260	-	1,260
Equity securities	18	-	-	18
Total assets measured at fair value on a recurring basis	$18	$121,641	$-	$121,659

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$2,829	$2,829
OREO and other repossessed property	-	-	124	124
Total assets measured at fair value on a nonrecurring basis	$-	$-	$2,953	$2,953

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents additional information about assets measured at fair value on a nonrecurring basis and for which DNB has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurement

(Dollars in thousands)	Fair Value	Valuation		Range
	Estimate	Techniques	Unobservable Input	(Weighted Average)
March 31, 2014
Impaired loans- Commercial construction	$2,130	Appraisal of	Appraisal adj.	0%	to	-47%	(-17%)
		collateral (1)	Disposal costs (2)	-8%	to	-11%	(-10%)
Impaired loans- Commercial mortgage	22	Appraisal of	Appraisal adj.	50%	to	50%	(-50%)
		collateral (1)	Disposal costs (2)	-21%	to	-21%	(-21%)
Impaired loans- Residential mortgage	695	Appraisal of	Appraisal adj.	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loans- Consumer other	84	Appraisal of	Appraisal adj.	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loan total	$2,931
(1)

Quantitative Information about Level 3 Fair Value Measurement

(Dollars in thousands)	Fair Value	Valuation		Range
	Estimate	Techniques	Unobservable Input	(Weighted Average)
December 31, 2013
Impaired loans- Commercial construction	$2,193	Appraisal of	Appraisal adj.	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-8%	to	-11%	(-9%)
Impaired loans- Commercial mortgage	60	Appraisal of	Appraisal adj.	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-7%	to	-21%	(-12%)
Impaired loans- Residential mortgage	576	Appraisal of	Appraisal adj.	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loan total	$2,829
Other real estate owned	$124		Disposal costs (2)	-5%	to	-5%	(-5%)
(1)	Fair value is generally determined through independent appraisals or sales contracts of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals are adjusted by management for qualitative factors and disposal costs.

Impaired loans.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $7.8 million at March  31, 2014. Of this, $2.2 had a valuation allowance of $401,000 and $5.5 million had no valuation allowance as of March 31, 2014. Impaired loans had a carrying amount of $7.9 million at December 31, 2013. Of this, $2.1 million had a valuation allowance of $379,000 and $5.8 million had no valuation allowance as of December 31, 2013.

Other Real Estate Owned & other repossessed property.  Other real estate owned (“OREO”) consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets are classified as OREO and other repossessed property are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. DNB had $957,000 of such assets at March  31, 2014,  $898,000 of which was OREO and $59,000 was in other repossessed property. DNB had $1.1 million of such assets at December 31, 2013, which consisted of $1.0 million in OREO and $73,000 in other repossessed property. Subsequent to the repossession of these assets, DNB did not write down the carrying values during the three month period ending March  31, 2014 or the three month period ending March 31, 2013.

DNB's policy is to recognize transfer between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Level 1 and 2 for the three months ended March 31, 2014.

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Below is management’s estimate of the fair value of all financial instruments, whether carried at cost or fair value on the Company’s consolidated balance sheet. The carrying amounts and fair values of financial instruments at March  31, 2014 and December 31, 2013 are as follows:

	March 31, 2014

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$35,692	$35,692	$35,692	$-	$-
AFS investment securities	128,348	128,348	17	128,331	-
HTM investment securities	63,481	62,819	-	62,819	-
Restricted stock	2,734	2,734	-	2,734	-
Loans and leases, net of allowance	425,421	420,050	-	-	420,050
Accrued interest receivable	2,360	2,360	-	2,360	-
Financial liabilities
Deposits:
Non-interest-bearing deposits	110,866	110,866	-	110,866	-
Interest-bearing deposits:	367,610	367,610	-	367,610	-
Time	83,297	83,283	-	83,283	-
Repurchase agreements	35,555	35,555	-	35,555	-
FHLBP advances	10,000	10,929	-	10,929	-
Junior subordinated debentures and other borrowings	9,279	8,596	-	8,596	-
Accrued interest payable	317	317	-	317	-
Off-balance sheet instruments	-	-	-	-	-

	December 31, 2013

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$34,060	$34,060	$34,060	$-	$-
AFS investment securities	121,659	121,659	18	121,641	-
HTM investment securities	65,299	63,402	-	63,402	-
Restricted stock	2,903	2,903	-	2,903	-
Loans and leases, net of allowance	410,731	402,569	-	-	402,569
Accrued interest receivable	2,297	2,297	-	2,297	-
Financial liabilities
Deposits:
Non-interest-bearing deposits	101,853	101,853	-	101,853	-
Interest-bearing deposits:	361,352	361,352	-	361,352	-
Time	95,542	95,648	-	95,648	-
Repurchase agreements	19,854	19,854	-	19,854	-
FHLBP advances	10,000	11,057	-	11,057	-
Junior subordinated debentures and other borrowings	9,279	9,267	-	9,267	-
Accrued interest payable	376	376	-	376	-
Off-balance sheet instruments	-	-	-	-	-

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

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Off-balance-sheet Instruments (Disclosed at Cost)  Off-balance-sheet instruments are primarily comprised of loan commitments, which are generally priced at market at the time of funding. Fees on commitments to extend credit and stand-by letters

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of credit are deemed to be immaterial and these instruments are expected to be settled at face value or expire unused. It is impractical to assign any fair value to these instruments. At March  31, 2014, un-funded loan commitments totaled $95.4 million and stand-by letters of credit totaled $1.7 million. At December 31, 2013, un-funded loan commitments totaled $89.4 million and stand-by letters of credit totaled $1.5 million.

NOTE 11:  STOCKHOLDERS’ EQUITY

On August 4, 2011, DNB entered into a Securities Purchase Agreement with the Secretary of the Treasury, pursuant to which the Company issued and sold to the Treasury 13,000 shares of its Non-Cumulative Perpetual Preferred Stock, Series 2011A (“Series 2011A Preferred Stock”), having a liquidation preference of $1,000 per share for aggregate proceeds of $13,000,000.   The Securities Purchase Agreement was entered into, and the Series 2011A Preferred Stock was issued, pursuant to the Treasury’s Small Business Lending Fund program (“SBLF”), a $30 billion fund established under the Small Business Jobs Act of 2010, that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. Of the $13.0 million in aggregate proceeds, $11,879,000 was used to repurchase the outstanding cumulative perpetual preferred stock. The securities sold in this transaction were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction by DNB not involving a public offering.

The Series 2011A Preferred Stock is entitled to receive non-cumulative dividends payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate, which is calculated on the aggregate Liquidation Amount, was initially set at 3.874% per annum, and  was based upon the level of “Qualified Small Business Lending”, or “QSBL” (as defined in the Securities Purchase Agreement) originated by the Company’s wholly owned national bank subsidiary DNB First, N.A. (the “Bank”).  The dividend rate for dividends beyond the initial period are  based upon the “Percentage Change in Qualified Lending” (as defined in the Securities Purchase Agreement) between each dividend period and the “Baseline” QSBL level.  Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods depending on the volume of Qualified Small Business Lending the Bank will originate in future periods, and will be fixed at a rate between 1% per annum to 7% per annum and remain unchanged up to four and one-half years following the funding date (the eleventh through the first half of the nineteenth dividend periods).  Because it is not feasible to predict the volume of Qualified Small Business Lending in future periods, it is not feasible to estimate specific future dividend rates under this formula.  If the Series 2011A Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%.  Prior to that time, in general, the dividend rate decreases as the level of the Bank’s Qualified Small Business Lending increases.  Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series 2011A Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series 2011A Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem common stock and other securities.  In addition, if (i) the Company has not timely declared and paid dividends on the Series 2011A Preferred Stock for six dividend periods or more, whether or not consecutive, and (ii) shares of Series 2011A Preferred Stock with an aggregate liquidation preference of at least $13,000,000 are still outstanding, the Treasury (or any successor holder of Series 2011A Preferred Stock) may designate two additional directors to be elected to the Company’s Board of Directors. DNB paid an annual rate on the $13.0 million of Series 2011A Preferred Stock of 1.00% for the quarters ended March 31, 2014 and March 31, 2013.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

DNB Financial Corporation. (the “Corporation” or "DNB"), may from time to time make written or oral “forward-looking statements,” including statements contained in the Corporation’s filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the exhibits hereto and thereto), in its reports to stockholders and in other communications by the Corporation, which are made in good faith by the Corporation pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

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

For a complete discussion of the assumptions, risks and uncertainties related to our business, you are encouraged to review our filings with the Securities and Exchange Commission, including this Form 10-Q, as well as any changes in risk factors or other risks that we may identify in our quarterly or other reports subsequently filed with the SEC.

DESCRIPTION OF DNB'S BUSINESS AND BUSINESS STRATEGY

DNB is a bank holding company whose bank subsidiary, DNB First, National Association (the “Bank”) is a nationally chartered commercial bank with trust powers, and a member of the FDIC. DNB provides a broad range of banking services to individual and corporate customers through its thirteen community offices located throughout Chester and Delaware Counties, Pennsylvania. DNB is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. DNB funds all these activities with retail and business deposits and borrowings. Through its DNB First Investment Management division, the Bank provides investment management and trust administration services to individuals and non-profit organizations. The Bank and its subsidiary, DNB Investments & Insurance,  provides brokerage, retirement and insurance services.

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

Strategic Plan Update. The Bank continued to demonstrate accelerating commercial loan growth as its commercial loan portfolio increased 3.39% at March 31, 2014 compared with December 31, 2013.  Despite severe winter weather that impacted retail lending activity, residential mortgages increased 1.7% and consumer lending grew 5.8% compared to year-end 2013 totals. We made significant strides toward improving asset quality as non-performing loans to total loans fell to 1.26% at March 31, 2014, down from 4.05% at March 31, 2013 and 1.38% at December 31, 2013.   During the quarter ended March 31, 2014, management continued to focus on reducing DNB's composite cost of funds as well as strengthening DNB’s net interest margin. The composite cost of funds for the three months ended March 31, 2014 was 0.43% compared to 0.69% in 2013. Time deposits decreased $12.2 million to $83.3 million at March 31, 2014 compared to $95.5 million at December 31, 2013. Transaction and savings accounts increased $15.3 million during the three months ended March 31, 2014.  In addition, wealth management continued to demonstrate strong growth in total assets under care, which increased 13% year-over-year to a record $152.57 million at March 31, 2014 compared with $135.00 million at March 31, 2013.

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

MATERIAL CHALLENGES, RISKS AND OPPORTUNITIES

The following is a summary of material challenges, risks and opportunities DNB has faced during the three-month period ended March 31, 2014:

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

In addition to deposit insurance assessments, banks are subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The FDIC sets the Financing Corporation assessment rate every quarter. The current annual Financing Corporation assessment rate is 62 basis points on the deposit insurance assessment base, as defined above, which we anticipate will result in an aggregate estimated FICO assessment payment by the Bank of $36,500 in 2014.

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

The April 16, 2014 Beige Book indicated that aggregate business activity in the Third Federal Reserve District (the "Third District"), the region DNB Financial is located, rebounded to various degrees from the economic disruptions caused by severe winter weather in January and February. Auto sales rebounded robustly since the March 5, 2014 Beige Book, returning sales to levels above one year ago. General retail sales contacts reported moderate growth that helped bring sales levels even with the prior year's levels. Demand for general services accelerated to a moderate pace of growth; staffing services reported slight gains. After declining in the March 5, 2014 Beige Book, the construction and real estate sectors rebounded sufficiently to resume a slight pace of growth. Manufacturers also reported slight growth similar to what they had reported before the severe winter weather. Lending volumes grew slightly over this period, and credit quality continued to improve. Overall, contacts reported slight increases in wages, home prices, and general price levels, similar to the March 5, 2014 Beige Book.

Third District homebuilders continued to report weather-related disruptions to new home sales; however, customer traffic and construction activity grew enough to resume more normal levels. Contract closings for the entire first quarter were well below last year and even further below plan for this year. Most builders, large and small, expect to see a strong spring sales season in part due to growing pent-up demand from winter as well as the slowly improving economy. According to residential real estate brokers, sales activity grew somewhat from the March 5, 2014  Beige Book period,  however, March contract numbers were still not good. Sales of existing homes were down (year over year) in most of the Third District's larger metropolitan areas in February. Pending sales and new listings were also reported as declining at a modest pace, except along the Jersey shore where listings were up slightly. Throughout the Third District, brokers expect to recapture some portion of the "lost" sales over the next three months; however, some potential buyers from the first quarter of 2014 may defer a decision until 2015.

Nonresidential real estate contacts indicated slight increases--representing a resumption of nearly normal activity following disruptions from the more severe weather of the prior period. Ongoing commercial construction resumed a low level of activity but is expected to ramp up this summer, as several major projects are expected to break ground. Leasing activity also rebounded slightly with the greatest activity (and lowest vacancy rates) for offices in the Philadelphia central business district and the Lehigh Valley.

Despite the ongoing slow job growth of firms that fill office space, most contacts remain optimistic for stronger growth as the year progresses.

The overall outlook of the Third District’s business contacts, many of which have business models similar to DNB’s small business clients, is that most sectors seem to be resuming their trends from before the recent winter disruptions, they are as optimistic as before, if not more so. Overall, contacts anticipated moderate growth over the next six months and continued to express confidence in the underlying economy. In regard to hiring and capital expenditure plans, firms are beginning to increase capital expenditures to boost efficiency, but they continue to approach new hiring with caution.

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

As the U.S. and local economy moves through a period of reduced business activity and historically high unemployment rates, delinquencies may rise as the value of homes decline and DNB’s borrowers experience financial difficulty due to corporate downsizing, reduced sales, or other negative events which may impact their ability to meet their contractual loan payments. For the quarter ended March 31, 2014, DNB reported net income of $1.0 million versus $1.2 million for the same period in 2013.  During the same respective periods, per share earnings on a fully diluted basis were $0.35 and $0.41.

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

In management's opinion, the most critical accounting policies and estimates impacting DNB's consolidated financial statements are listed below.  These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates.  Changes in such estimates may have a significant impact on the financial statements.  For a complete discussion of DNB's significant accounting policies, see the footnotes to the Consolidated Financial Statements included in DNB's 10-K for the year ended December 31, 2013.

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

Management uses significant estimates to determine the allowance for credit losses.  Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB’s control, management’s estimate of the amount necessary to absorb credit losses and actual credit losses could differ.  DNB’s current judgment is that the allowance for credit losses remains appropriate at March 31, 2014.  For a description of DNB’s accounting policies in connection with its allowance for credit losses, see, “Allowance for Credit Losses”, in Management’s Discussion and Analysis.

Realization of deferred income tax items. Estimates of deferred tax assets and deferred tax liabilities make up the asset category titled “net deferred taxes”.  These estimates involve significant judgments and assumptions by management, which may have a material impact on the carrying value of net deferred tax assets for financial reporting purposes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance would be established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available.  For a more detailed description of these items, refer to Note 11 (Federal Income Taxes) to DNB’s consolidated financial statements for the year ended December 31, 2013.

The notes to DNB's most recent Consolidated Financial Statements as set forth in DNB's Annual Report 10-K identify other significant accounting policies used in the development and presentation of its financial statements.  This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of DNB and its results of operations.

FINANCIAL CONDITION

DNB's total assets were $681.3 million at March  31, 2014 compared to $661.5 million at December 31, 2013.  The $19.8 million increase in total assets was primarily attributable to a $14.8 million increase in loans and leases before allowance for credit losses, a  $4.9 million increase in investment securities,  and a $1.6 million increase in cash and cash equivalents,  offset by a  $797,000 decrease in other assets and a $127,000 increase in the allowance for credit losses.

Investment Securities. Investment securities including restricted stock at March 31, 2014 were $194.6 million compared to $189.9 million at December 31, 2013. The $4.7 million increase in investment securities and restricted stock was primarily due to $28.2 million in sales, principal pay-downs, calls and maturities offset by a $907,000 change in unrealized loss and the purchase of $32.0 million in investment securities.

Gross Loans and Leases.  DNB’s loans and leases increased  $14.8 million to $430.2 million at March 31, 2014 compared to $415.4 million at December 31, 2013. Total commercial loans, consumer loans, and residential loans increased $11.6 million, $2.8 million and $418,000, respectively.

Deposits.  Deposits were $561.8 million at March 31, 2014 compared to $558.7 million at December 31, 2013.  Deposits increased $3.0 million or 0.54% during the three-month period ended March 31, 2014.  Core deposits, which are comprised of demand, NOW, money markets and savings accounts, increased by $15.3 million while time deposits decreased by $12.2 million.

Borrowings. Borrowings were $55.4 million at March 31, 2014 compared to $39.7 million at December 31, 2013.  The increase of $15.7 million or 39.6% was primarily due to a $15.7 million increase in repurchase agreements.

Stockholders’ Equity. Stockholders' equity was $60.1 million at March 31, 2014 compared to $58.6 million at December 31, 2013. The increase in stockholders’ equity was primarily a result of year-to-date earnings of $1.0 million and $600,000 of accumulated other comprehensive income. These additions to stockholders equity were partially offset by $193,000 of dividends paid on DNB’s common stock and $33,000 of dividends paid on SBLF preferred. (See Note 11 in the form 10-Q regarding DNB's participation in the Treasury’s Small Business Lending Fund program (“SBLF”), a $30 billion fund established under the Small Business Jobs Act of 2010.)

RESULTS OF OPERATIONS

SUMMARY

Net income for the three-month period ended March 31, 2014 was $1.0 million compared to $1.2 million for the same period in 2013.  Diluted earnings per share for the three-month period ended March 31, 2014 were $0.35 compared to $0.41 for the same period in 2013.  The $171,000 decrease in net income during the most recent three-month period was attributable to a $306,000 increase in non-interest expense, and a $195,000 increase in provision for credit losses, partially offset by a $203,000 increase in net interest income, a $107,000 decrease in income taxes, and a  $20,000 increase in non-interest income.

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

Net interest income for the three-month period ended March  31, 2014 was $5.2 million, compared to $5.0 million for the same period in 2013.  Interest income for the three-month period ended March 31, 2014 was $5.8 million compared to $5.8 million for the same period in 2013.  Interest expense for the three-month period ended March 31, 2014 was $625,000 compared to $800,000 for the same period in 2013. The decrease in interest expense for the period was primarily attributable to lower rates on interest-bearing liabilities. The composite cost of funds for the three-month period ended March 31, 2014 was 0.41% compared to 0.54% for the same period in 2013.

Interest on loans and leases was $4.8 million for the three-month period ended March 31, 2014, compared to $4.8 million for the same period in 2013. The average balance of loans and leases was $421.5 million with an average yield of 4.60% for the first quarter of 2014 compared to $394.8 million with an average yield of 4.94% for the same period in 2013.

Interest and dividends on investment securities was $986,000 for the three-month period ended March 31, 2014, compared to $938,000 for the same period in 2013.  The average balance of investment securities was $189.8 million with an average yield of 2.34% for the first quarter of 2014 compared to $193.8 million with an average yield of 2.19% for the same period in 2013.

Interest on deposits was $378,000 for the three-month period ended March 31, 2014, compared to $485,000 for the same period in 2013.  The average balance of deposits was $554.8 million with an average rate of 0.28% for the first quarter of 2014 compared to $528.8 million with an average rate of 0.37% for the same period in 2013.  The decrease in rate during the period was primarily attributable to a lower interest rate environment.

Interest on borrowings was $247,000 for the three-month period ended March 31, 2014, compared to $315,000 for the same period in 2013. The average balance of borrowings was $39.7 million with an average rate of 2.53% for the first quarter of 2014 compared to $49.8 million with an average rate of 2.56% for the same period in 2013.

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

In addition, DNB reviews historical loss experience for the residential mortgage, commercial mortgage, commercial term,  commercial construction, home equity and consumer installment loan pools to determine a historical loss factor. The historical loss factors are then applied to the current portfolio balances to determine the required reserve percentage for each loan pool.  A historical loss ratio is determined for each group over a five year period. The five year average loss ratio by type is then used to calculate the estimated loss based on the current balance of each group. This five year time period is appropriate given DNB’s historical level of losses and, more importantly, represents the current economic environment.

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

There was a $375,000 provision made during the three months ended March 31, 2014, compared to $180,000 during the same period in 2013. DNB’s percentage of allowance for credit losses to total loans and leases was 1.10%  at March 31, 2014 compared to 1.11% and 1.77% at December 31, 2013 and March 31, 2013, respectively. Net charge-offs were $248,000 and $4.7 million during the three months ended March 31, 2014 and year ended December 31, 2013, respectively. Net recovery was $105,000 for the three months ended March 31, 2013. The percentage of net charge-offs to total average loans and leases were 0.06%, 1.20%  for the three months ended March 31, 2014 and for the year ended December 31, 2013. The percentage of net recoveries to total average loans and leases was 0.03% during the three months ended March 31, 2013. Management believes that the allowance for credit losses is adequate, but continues to monitor it along with other performance metrics including those ratios related to non-performing loans and leases. Management is not aware of any potential problem loans, which were accruing and current at March 31, 2014, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to DNB. Non-performing loans decreased $305,000 during the three month period ended March 31, 2014.  The ratio of the allowance for credit losses as a percentage of loans and leases was 1.10% at March 31, 2014 and 1.11% at December 31, 2013 and reflects management’s estimate of the level of inherent losses in the portfolio, which has been impacted by a recessionary economy, continued high unemployment, a weakened housing market and deterioration in income-producing properties.

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

As of March 31, 2014, DNB had $6.4 million of non-performing assets, which included $5.4 million of non-performing or impaired loans and $957,000 of OREO and other repossessed assets.  This compares to $6.8 million of non-performaing assets at December 31, 2013 which included $5.7 million of non-performing or impaired loans and $1.1 million of OREO and other repossessed assets. Loans are reviewed for impairment in accordance with FASB ASC 310-10-35. Impaired loans can either be secured or unsecured, not including large groups of smaller balance loans that are collectively evaluated. Impairment is measured by the difference between the loan amount and the present value of the future cash flow discounted at the loan’s effective interest rate. Management measures loans for impairment by using the fair value of collateral for collateral dependent loans. In general, management reduces the amount of the appraisal by the estimated cost of acquisition and disposition of the underlying collateral and compares that adjusted value with DNB’s carrying value. DNB establishes a specific valuation allowance on impaired loans that have a collateral shortfall, including estimated costs to sell in comparison to the carrying value of the loan. Of the $7.8 million of impaired loans at March 31, 2014,  $2.2 million had a valuation allowance of $401,000 and $5.5 million had no specific allowance. Of the $7.9 million of impaired loans at December 31, 2013, $2.1 million had a valuation allowance of $379,000 and $5.8 million had no specific allowance. For those impaired loans that management determined that no specific valuation allowance was necessary, management has reviewed the present value of the future cash flows or the appraisal for each loan and determined that there is no shortfall in the collateral. During the quarter ended March 31, 2014,  DNB recognized $261,000 in charge-offs related to impaired loans.  An impaired loan may not represent an expected loss.

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

Analysis of Allowance for Credit Losses

(Dollars in thousands)

	Three Months Ended March 31, 2014	Year Ended December 31, 2013	Three Months Ended March 31, 2013
Beginning balance	$4,623	$6,838	$6,838
Provisions	375	2,530	180
Loans charged off:
Residential mortgage	-	(183)	-
Commercial mortgage	-	(716)	-
Commercial:
Commercial term	(7)	(247)	(10)
Commercial construction	(261)	(3,648)	-
Lease financing	-	(26)	-
Consumer:
Home Equity	-	-	-
Other	-	(70)	(5)
Total charged off	(268)	(4,890)	(15)
Recoveries:
Residential mortgage	3	80	65
Commercial mortgage	-	-	-
Commercial:
Commercial term	-	5	4
Commercial construction	10	-	-
Lease financing	1	59	51
Consumer:
Home Equity	-	-	-
Other	6	1	-
Total recoveries	20	145	120
Ending balance	$4,750	$4,623	$7,123
Reserve for unfunded loan commitments	$142	$143	$165

The following table sets forth the composition of DNB’s allowance for credit losses for the dates indicated.

Composition of Allowance for Credit Losses

(Dollars in thousands)

	March 31, 2014		December 31, 2013
		Percent of		Percent of
		Loan Type		Loan Type
		to Total		to Total
	Amount	Loans	Amount	Loans
Residential mortgage	$347	6%	$285	6%
Commercial mortgage	2,166	58	2,010	56
Commercial:
Commercial term	652	21	621	21
Commercial construction	806	3	1,033	5
Lease financing	-	-	-	-
Consumer:
Home Equity	167	10	156	10
Other	125	2	78	2
Unallocated	487	-	440	-
Total	$4,750	100%	$4,623	100%

Reserve for unfunded loan commitments	$142	-	$143	-

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

Non-interest income for the three-month period ended March  31, 2014 was $1.2 million compared to $1.2 million for the same period in 2013 with only a $20,000 increase.  The $20,000 increase during the three months ended March 31, 2014 was mainly attributable to increased gains on sales of investments of $176,000 and an increase of $20,000 in wealth management fees primarily due to increased annuity and mutual fund fees. These increases were offset by decreases of $147,000 of gains on the sale of loans, $15,000 on service charges on deposits (primarily NSF fees) and $14,000 in other fees.

NON-INTEREST EXPENSE

Non-interest expense for the three-month period ended March  31, 2014 was $4.7 million compared to $4.4 million for the same period in 2013.  During the three months ended March 31, 2014, total non-interest expense increased by $306,000.  The increase was primarily due to a $139,000 increase in salary and employee benefits related to the formation of a new Mortgage Banking division, a $100,000 increase in occupancy mainly attributable to snow removal costs and other expenses relating to the severe winter weather, a $47,000 increase in furniture and fixtures expenses relating to operating system upgrades, and a $29,000 increase in other expenses.

INCOME TAXES

Income tax expense for the three-month period ended March  31, 2014 was $323,000 compared to $430,000 for the same period in 2013. The effective tax rate for the three-month period ended March  31, 2014 was 24.3% compared to 26.8% for the same period in 2013.  Income tax expense for each period differs from the amount determined at the statutory rate of 34.0% due to tax-exempt income on loans and investment securities, DNB's ownership of BOLI policies, and tax credits recognized on a low-income housing limited partnership.

ASSET QUALITY

Non-performing assets totaled $6.4 million at March  31, 2014 compared to $6.8 million at December 31, 2013 and $17.5 million at March  31, 2013. The significant drop in non-performing assets at December 31, 2013 was due to $4.7  million in charge-offs related to non-performing loans, $3.1 million of loans moved to OREO and subsequently sold, and a $2.2 million loan put back on accrual status. Total non-performing assets decreased $444,000 during the three months ended March 31, 2013. The $444,000 decrease during the most recent quarter was primarily due to a  charge-off of $261,000 related to one non-accrual loan.

 The non-performing loans to total loans ratio is 1.26% at March 31, 2014,  down from 1.38% at December 31, 2013 and down from 4.05% at March 31, 2013. The non-performing assets to total assets ratio decreased to 0.94% at March 31, 2014,  down from 1.03% at December 31, 2013, and 2.72% at March 31, 2013. The allowance to non-performing loans and leases ratio increased to 87.6% at March 31, 2014 from 80.7% at December 31, 2013 and 43.8% at March 31, 2013. DNB continues to work diligently to improve asset quality by adhering to strict underwriting standards and improving lending policies and procedures. Non-performing assets have, and will continue to have, an impact on earnings; therefore management intends to continue working aggressively to reduce the level of such assets.

Non-performing assets are comprised of non-accrual loans and leases, loans and leases delinquent over ninety days and still accruing, as well as Other Real Estate Owned (“OREO”) and other repossessed assets. Non-accrual loans and leases are loans and leases for which the accrual of interest ceases when the collection of principal or interest payments is determined to be doubtful by management. It is the policy of DNB to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier if considered prudent. Interest received on such loans is applied to the principal balance, or may, in some instances, be recognized as income on a cash basis. A non-accrual loan or lease may be restored to accrual status when management expects to collect all contractual principal and interest due and the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms. OREO consists of real estate acquired by foreclosure or deed-in-lieu of foreclosure. Other repossessed assets are primarily assets from DNB’s commercial lease portfolio that were repossessed. OREO and other repossessed assets are carried at the lower of carrying value or estimated fair value, less estimated disposition costs. Any significant change in the level of non-performing assets is dependent, to a large extent, on the economic climate within DNB’s market area.

DNB’s Credit Policy Committee monitors the performance of the loan and lease portfolio to identify potential problem assets on a timely basis. Committee members meet to design, implement and review asset recovery strategies, which serve to maximize the recovery of each troubled asset. As of March  31, 2014,  DNB had $14.1 million of substandard loans. Of the $14.1 million, $9.3 million are performing and are believed to require increased supervision and review; and may, depending on the economic environment and other factors, become non-performing assets in future periods. The amount of such loans at December 31, 2013 was $4.9 million. The majority of the loans are secured by commercial real estate, with lesser amounts being secured by residential real estate, inventory and receivables.

The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, and (iii) OREO as a result of foreclosure or voluntary transfer to DNB as well as other repossessed assets. In addition, the table sets forth DNB's asset quality and allowance coverage ratios at the dates indicated:

Non-Performing Assets

(Dollars in thousands)

	March 31, 2014	December 31, 2013	March 31, 2013
Non-accrual loans:
Residential mortgage	$2,245	$2,250	$2,512
Commercial mortgage	244	266	5,998
Commercial:
Commercial term	-	-	200
Commercial construction	2,293	2,554	6,507
Lease financing	-	-	26
Consumer:
Home Equity	386	434	63
Other	154	82	146
Total non-accrual loans	5,322	5,586	15,452
Loans 90 days past due and still accruing	100	141	827
Total non-performing loans	5,422	5,727	16,279
Other real estate owned & other repossessed property	957	1,096	1,205
Total non-performing assets	$6,379	$6,823	$17,484
Asset quality ratios:
Non-performing loans to total loans	1.26%	1.38%	4.05%
Non-performing assets to total assets	0.94	1.03	2.72
Allowance for credit losses to:
Total loans and leases	1.10	1.11	1.77
Non-performing loans and leases	87.6	80.7	43.8

Included in the loan and lease portfolio are loans for which DNB has ceased the accrual of interest.  If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2014	2013	2013
Interest income which would have been
recorded under original terms	$125	$580	$213
Interest income recorded during the period	(1)	(3)	-
Net impact on interest income	$124	$577	$213

As of March 31, 2014, DNB had one commercial mortgage classified as a TDR totaling $2,272,000, compared to one commercial mortgage classified as a TDR totaling $2,272,000 (the same loan) at December 31, 2013.  The rate on this loan was modified and the terms of the loans were changed to interest only while the project was being built out.  The loan was extended and there was no reduction of principal.  The balance of the loan prior to modification was $2,272,000 and the balance after the modification was $2,272,000.  During the three months ended March 31, 2014, there were no defaults on any terms of this loan.

Impaired loans are measured for impairment using the fair value of the collateral for collateral dependent loans.  Information regarding impaired loans is presented as follows:

	At and For the	At and For the	At and For the
	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2014	2013	2013
Total recorded investment	$7,754	$7,858	$15,642
Impaired loans with a specific allowance	2,238	2,095	8,496
Impaired loans without a specific allowance	5,516	5,763	7,146
Average recorded investment	7,808	10,309	12,700
Specific allowance allocation	401	379	1,733
Total principal and interest collected	89	872	99
Interest income recorded	1	3	-

LIQUIDITY AND CAPITAL RESOURCES

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes.  DNB’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding.  As part of its liquidity management, DNB maintains assets that comprise its primary liquidity, which totaled $116.3 million at March  31, 2014 compared to $107.7 million at December 31, 2013.  Primary liquidity includes investments, Federal funds sold and cash and due from banks, less pledged securities.  DNB also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.

 In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs.  Through these relationships, DNB has available credit of approximately $244.4 million.  As a member of the FHLB, we are eligible to borrow up to a specific credit limit which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of March  31, 2014, our Maximum Borrowing Capacity with the FHLB was $211.4 million. At March  31, 2014, DNB had borrowed $10.0 million and the FHLB had issued letters of credit, on DNB's behalf, totaling $20.0 million against its available credit lines. At March  31, 2014, we also had available $33.0 million of unsecured federal funds lines of credit with other financial institutions as well as $30.0 million of available short or long term funding through the Certificate of Deposit Account Registry Service (CDARS) program. Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

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

At March 31, 2014, DNB had $95.4 million in un-funded loan commitments.  Management anticipates these commitments will be funded by means of normal cash flows. Certificates of deposit greater than or equal to $100,000 scheduled to mature in one year or less from March 31, 2014 totaled $37.1 million.  Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in cash and cash equivalents or by pay-downs and maturities of loans and investments.

The Corporation and the Bank have each met the definition of “well capitalized” for regulatory purposes on March 31, 2014.  The Bank’s capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of the Corporation’s or the Bank’s overall financial condition or prospects. The Corporation’s capital exceeds the FRB’s minimum leverage ratio requirements for bank holding companies (see additional discussion included in Footnote 16 of DNB’s December 31, 2013 Form 10-K).

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

					To Be Well
					Capitalized
					Under
					Prompt
			For Capital		Corrective
			Adequacy		Action
	Actual		Purposes		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation
March 31, 2014
Total risk-based capital	$75,685	16.0%	$37,744	8.0%	N/A	N/A
Tier 1 risk-based capital	70,793	15.0	18,872	4.0	N/A	N/A
Tier 1 (leverage) capital	70,793	10.7	26,408	4.0	N/A	N/A
December 31, 2013
Total risk-based capital	$74,505	16.4%	$36,338	8.0%	N/A	N/A
Tier 1 risk-based capital	69,727	15.4	18,169	4.0	N/A	N/A
Tier 1 (leverage) capital	69,727	10.6	26,295	4.0	N/A	N/A
DNB First, N.A.
March 31, 2014
Total risk-based capital	$75,696	16.1%	$37,711	8.0%	$47,139	10.0%
Tier 1 risk-based capital	70,804	15.0	18,856	4.0	28,283	6.0
Tier 1 (leverage) capital	70,804	10.7	26,390	4.0	32,987	5.0
December 31, 2013
Total risk-based capital	$74,527	16.4%	$36,306	8.0%	$45,381	10.0%
Tier 1 risk-based capital	69,749	15.4	18,152	4.0	27,229	6.0
Tier 1 (leverage) capital	69,749	10.6	26,314	4.0	32,893	5.0

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes an Economic Value of Equity ("EVE") model.  The EVE model measures the potential price risk of equity to changes in interest rates and factors in the optionality included on the balance sheet.  EVE analysis is used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points.  The EVE is likely to be different if rates change.  Results falling outside prescribed ranges may require action by management.  At March 31, 2014 and December 31, 2013, DNB's variance in the EVE as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the following table.  The change as a percentage of the present value of equity with a 200 basis point increase was within DNB's negative 25% guideline at March 31, 2014 and December 31, 2013.

(Dollars in thousands)	March 31, 2014			December 31, 2013
Change in rates	Flat	-200bp	+200bp	Flat	-200bp	+200bp
EVE	$74,895	$73,772	$65,100	$71,853	$73,065	$62,246
Change		(1,123)	(9,795)		1,212	(9,607)
Change as % of assets		(0.2%)	(1.4%)		0.2%	(1.5%)
Change as % of PV equity		(1.5%)	(13.1%)		1.7%	(13.4%)

ITEM 4- CONTROLS AND PROCEDURES

DNB’s Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2014, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, Management has concluded that DNB’s current disclosure controls and procedures are effective.

Management of DNB is responsible for establishing and maintaining adequate internal control over financial reporting for DNB, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  There was no change in DNB’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, DNB’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Neither DNB nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material legal proceedings other than ordinary routine litigation incident to their businesses.

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended March 31, 2014. The following table provides information on repurchases by DNB of its common stock in each month of the quarter ended March 31, 2014:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	Per Share	or Programs	Programs (a)

January 1, 2014 – January 31, 2014	-	$-	-	$63,016

February 1, 2014 – February 28, 2014	-	-	-	$63,016

March 1, 2014 – March 31, 2014	-	-	-	$63,016

Total	-	$-	-

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

overmber
DNB FINANCIAL CORPORATION

May 12, 2014	BY:	/s/ William S. Latoff
William S. Latoff, Chairman of the Board and Chief Executive Officer

May 12, 2014	BY:	/s/ Gerald F. Sopp
Gerald F. Sopp, Chief Financial Officer and Executive Vice President

Exhibit Number	Exhibit Index Description
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