Form 10-Q
period 2014-06-30
DNB FINANCIAL CORP /PA/
filed 2014-08-11
CIK 713671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: June 30, 2014

or

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

Large accelerated filer		Accelerated filer	
Non-accelerated filer		Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes 	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 Par Value) (Class)	2,768,303 (Shares Outstanding as of August 11, 2014)

DNB FINANCIAL CORPORATION AND SUBSIDIARY

INDEX

	PART I - FINANCIAL INFORMATION	PAGE NO

ITEM 1.	FINANCIAL STATEMENTS (Unaudited):

	CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	June 30, 2014 and December 31, 2013	3

	CONSOLIDATED STATEMENTS OF INCOME
	Three and Six-Months Ended June 30, 2014 and 2013	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three and Six-Months Ended June 30, 2014 and 2013	5

	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	6
	Six-Months Ended June 30, 2014 and 2013

	CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six-Months Ended June 30, 2014 and 2013	7

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	30

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	46

ITEM 4.	CONTROLS AND PROCEDURES	47

	PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	47

ITEM 1A.	RISK FACTORS	47

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	47

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	48

ITEM 4.	MINE SAFETY DISCLOSURES	48

ITEM 5.	OTHER INFORMATION	48

ITEM 6.	EXHIBITS	48

SIGNATURES		49

EXHIBIT INDEX

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

DNB Financial Corporation and Subsidiary

Consolidated Statements of Financial Condition (Unaudited)

	June 30,	December 31,
(Dollars in thousands, except share and per share data)	2014	2013
Assets
Cash and due from banks	$28,428	$32,710
Federal Funds Sold	-	1,350
Cash and cash equivalents	28,428	34,060
Available-for-sale investment securities at fair value (amortized cost of $132,474 and $124,118)	131,702	121,659
Held-to-maturity investment securities (fair value of $63,361 and $63,402)	63,069	65,299
Total investment securities	194,771	186,958
Loans and leases	439,022	415,354
Allowance for credit losses	(4,887)	(4,623)
Net loans and leases	434,135	410,731
Restricted stock	2,820	2,903
Office property and equipment, net	7,973	8,218
Accrued interest receivable	2,248	2,297
Other real estate owned & other repossessed property	945	1,096
Bank owned life insurance (BOLI)	8,978	8,863
Core deposit intangible	91	111
Net deferred taxes	3,299	3,788
Other assets	1,474	2,448
Total assets	$685,162	$661,473
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$116,989	$101,853
Interest-bearing deposits:
NOW	174,044	170,427
Money market	133,479	130,835
Savings	63,844	60,090
Time	79,494	95,542
Brokered deposits	7,719	-
Total deposits	575,569	558,747
Federal Home Loan Bank of Pittsburgh (FHLBP) advances	10,000	10,000
Repurchase agreements	23,939	19,854
Junior subordinated debentures	9,279	9,279
Other borrowings	523	541
Total borrowings	43,741	39,674
Accrued interest payable	355	376
Other liabilities	3,800	4,093
Total liabilities	623,465	602,890
Stockholders’ Equity
Preferred stock, $10.00 par value;
1,000,000 shares authorized; $1,000 liquidation preference per share; 13,000 issued	13,000	12,995
Common stock, $1.00 par value;
10,000,000 shares authorized; 2,896,937 and 2,896,703 issued, respectively; 2,763,333 and 2,753,931 outstanding, respectively	2,917	2,910
Treasury stock, at cost; 133,604 and 142,772, respectively	(2,461)	(2,629)
Surplus	34,592	34,441
Retained earnings	14,906	13,239
Accumulated other comprehensive loss	(1,257)	(2,373)
Total stockholders’ equity	61,697	58,583
Total liabilities and stockholders’ equity	$685,162	$661,473

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Interest Income:
Interest and fees on loans and leases	$4,857	$4,875	$9,662	$9,699
Interest and dividends on investment securities:
Taxable	739	720	1,449	1,401
Exempt from federal taxes	275	275	551	532
Interest on cash and cash equivalents	6	17	17	29
Total interest and dividend income	5,877	5,887	11,679	11,661
Interest Expense:
Interest on NOW, money market and savings	132	188	287	382
Interest on time deposits	194	277	417	568
Interest in brokered deposits	5	-	5	-
Interest on FHLB advances	149	148	295	354
Interest on repurchase agreements	9	11	19	25
Interest on junior subordinated debentures	73	76	146	152
Interest on other borrowings	19	19	37	38
Total interest expense	581	719	1,206	1,519
Net interest income	5,296	5,168	10,473	10,142
Provision for credit losses	255	375	630	555
Net interest income after provision for credit losses	5,041	4,793	9,843	9,587
Non-interest Income:
Service charges	302	315	632	660
Wealth management	325	301	636	592
Increase in cash surrender value of BOLI	57	58	115	116
Gain on sale of investment securities, net	102	155	337	214
Gain on sale of SBA loans	-	16	-	163
Other fees	328	314	613	613
Total non-interest income	1,114	1,159	2,333	2,358
Non-interest Expense:
Salaries and employee benefits	2,472	2,251	4,975	4,615
Furniture and equipment	332	280	663	564
Occupancy	521	492	1,140	1,011
Professional and consulting	306	263	624	580
Advertising and marketing	196	167	351	327
Printing and supplies	48	47	87	88
FDIC insurance	120	158	232	263
PA shares tax	150	153	300	307
Telecommunications	63	57	120	115
Postage	22	20	42	41
Loss on sale or write down of OREO	1	18	7	28
Other expenses	443	366	827	721
Total non-interest expense	4,674	4,272	9,368	8,660
Income before income tax expense	1,481	1,680	2,808	3,285
Income tax expense	361	430	684	860
Net income	$1,120	$1,250	$2,124	$2,425
Preferred stock dividends and accretion of discount	33	36	70	73
Net income available to Common Shareholders	$1,087	$1,214	$2,054	$2,352
Earnings per common share:
Basic	$0.39	$0.44	$0.74	$0.86
Diluted	$0.38	$0.44	$0.73	$0.85
Cash dividends per common share	$0.07	$0.07	$0.14	$0.14
Weighted average common shares outstanding:
Basic	2,763,079	2,740,756	2,760,658	2,733,051
Diluted	2,809,851	2,773,637	2,806,164	2,767,847

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Net income	$1,120	$1,250	$2,124	$2,425
Other Comprehensive Income (Loss):
Unrealized holding gains (losses) arising during the period
Before tax amount	882	(1,993)	2,024	(2,161)
Tax effect	(300)	678	(688)	734
Net of tax	582	(1,315)	1,336	(1,427)
Accretion of discount on AFS to HTM reclassification(1)
Before tax amount	2	6	4	14
Tax effect(2)	(1)	(1)	(2)	(4)
Net of tax	1	5	2	10
Less reclassification for gains included in net income
Before tax amount	(102)	(155)	(337)	(214)
Tax effect(2)	35	52	115	73
Net of tax	(67)	(103)	(222)	(141)
Total other comprehensive income (loss)	516	(1,413)	1,116	(1,558)
Total comprehensive income (loss)	$1,636	$(163)	$3,240	$867
(1) Amounts are included in interest and dividends on investment securities in the consolidated statements of income.
(2) Amounts are included in income tax expense in the consolidated statements of income.

See accompanying notes to unaudited consolidated financial statements.

DNB FINANCIAL CORPORATION AND Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

						Accumulated
						Other
	Preferred	Common	Treasury		Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at January 1, 2014	$12,995	$2,910	$(2,629)	$34,441	$13,239	$(2,373)	$58,583
Net income for six months ended June 30, 2014	-	-	-	-	2,124	-	2,124
Other comprehensive income	-	-	-	-	-	1,116	1,116
SBLF issuance costs accretion	5	-	-	-	(5)	-	-
Restricted stock compensation expense	-	7	-	98	-	-	105
Exercise of stock options (500 shares)	-	-	-	4	-	-	4
Stock option compensation expense	-	-	-	30	-	-	30
Cash dividends - common ($0.14 per share)	-	-	-	-	(387)	-	(387)
Cash dividends SBLF preferred	-	-	-	-	(65)	-	(65)
Sale of treasury shares to 401(k) (6,091 shares)	-	-	112	13	-	-	125
Sale of treasury shares to deferred comp. plan (3,077 shares)	-	-	56	6	-	-	62
Balance at June 30, 2014	$13,000	$2,917	$(2,461)	$34,592	$14,906	$(1,257)	$61,697

						Accumulated
						Other
	Preferred	Common	Treasury		Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at January 1, 2013	$12,978	$2,899	$(2,999)	$34,274	$10,236	$(683)	$56,705
Net income for six months ended June 30, 2013	-	-	-	-	2,425	-	2,425
Other comprehensive loss	-	-	-	-	-	(1,558)	(1,558)
SBLF issuance costs accretion	8	-	-	-	(8)	-	-
Restricted stock compensation expense	-	6	-	66	-	-	72
Stock option compensation expense	-	-	-	34	-	-	34
Cash dividends - common ($0.14 per share)	-	-	-	-	(383)	-	(383)
Cash dividends SBLF preferred	-	-	-	-	(65)	-	(65)
Sale of treasury shares to 401(k) (7,096 shares)	-	-	131	(16)	-	-	115
Sale of treasury shares to deferred comp. plan (3,600 shares)	-	-	66	(8)	-	-	58
Balance at June 30, 2013	$12,986	$2,905	$(2,802)	$34,350	$12,205	$(2,241)	$57,403

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2014	2013
Cash Flows From Operating Activities:
Net income	$2,124	$2,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	916	1,110
Provision for credit losses	630	555
Stock based compensation	135	106
Net gain on sale of securities	(337)	(214)
Net loss on sale and write down of OREO and other repossessed property	7	28
Earnings from investment in BOLI	(115)	(116)
Deferred tax benefit	(87)	-
Proceeds from sales of SBA loans	-	2,740
SBA loans originated for sale	-	(2,577)
Gain on sale of SBA loans	-	(163)
Decrease in accrued interest receivable	49	7
Decrease in other assets	976	2,047
Decrease in accrued interest payable	(21)	(25)
Decrease in other liabilities	(293)	(304)
Net Cash Provided By Operating Activities	3,984	5,619
Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Sales	26,884	22,549
Maturities, repayments and calls	15,690	11,994
Purchases	(51,146)	(33,663)
Activity in held-to-maturity securities:
Sales	1,228	-
Maturities, repayments and calls	1,119	3,459
Purchases	-	(4,714)
Net decrease in restricted stock	83	462
Net (increase) decrease in loans and leases	(24,076)	3,767
Net purchases of property and equipment, less proceeds from disposals	(212)	(117)
Proceeds from sale of OREO and other repossessed property	186	122
Net Cash (Used in) Provided by Investing Activities	(30,244)	3,859
Cash Flows From Financing Activities:
Net increase in deposits	16,822	31,484
Repayment of FHLBP advances	-	(10,000)
Net increase in repurchase agreements	4,085	6,219
Decrease in other borrowings	(18)	(15)
Dividends paid	(452)	(448)
Proceeds from the exercise of stock options	4	-
Sale of treasury stock	187	173
Net Cash Provided by Financing Activities	20,628	27,413
Net Change in Cash and Cash Equivalents	(5,632)	36,891
Cash and Cash Equivalents at Beginning of Period	34,060	17,149
Cash and Cash Equivalents at End of Period	$28,428	$54,040
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,227	$1,544
Income taxes	392	1,503
Supplemental Disclosure of Non-cash Flow Information:
Transfers from loans and leases to real estate owned and other repossessed property	42	2,238

See accompanying notes to unaudited consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, DNB First, National Association (the "Bank") have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior amounts not affecting net income are reclassified when necessary to conform to current period classifications. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results which may be expected for the entire year.  The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2013.

Subsequent Events-- Management has evaluated events and transactions occurring subsequent to June 30, 2014 for items that should potentially be recognized or disclosed in these Consolidated Financial Statements. The evaluation was conducted through the date these financial statements were issued.

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

Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contract with Customers (Topic 606). The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following five steps: 1) identify the contracts(s) with the customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract; and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer. For a public entity, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. DNB is still evaluating the effect of this amendment on DNB's consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2: INVESTMENT SECURITIES

The amortized cost and fair values of investment securities, as of the dates indicated, are summarized as follows:

	June 30, 2014
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$7,611	$230	$-	$7,841
Government Sponsored Entities (GSE) mortgage-backed securities	4,193	176	-	4,369
Corporate bonds	6,277	472	-	6,749
Collateralized mortgage obligations GSE	4,388	8	(38)	4,358
State and municipal tax-exempt	40,600	400	(956)	40,044
Total	$63,069	$1,286	$(994)	$63,361

Available For Sale
US Government agency obligations	$17,261	$-	$(196)	$17,065
GSE mortgage-backed securities	71,037	456	(196)	71,297
Collateralized mortgage obligations GSE	22,587	24	(765)	21,846
Corporate bonds	20,201	58	(147)	20,112
State and municipal tax-exempt	611	-	(3)	608
Certificates of deposit	750	7	-	757
Equity securities	27	2	(12)	17
Total	$132,474	$547	$(1,319)	$131,702

	December 31, 2013
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$7,494	$75	$-	$7,569
Government Sponsored Entities (GSE) mortgage-backed securities	5,934	200	-	6,134
Corporate bonds	6,357	249	-	6,606
Collateralized mortgage obligations GSE	4,903	10	(89)	4,824
State and municipal tax-exempt	40,611	83	(2,425)	38,269
Total	$65,299	$617	$(2,514)	$63,402

Available For Sale
US Government agency obligations	$30,522	$4	$(583)	$29,943
GSE mortgage-backed securities	49,448	180	(698)	48,930
Collateralized mortgage obligations GSE	23,836	18	(968)	22,886
Corporate bonds	16,944	-	(394)	16,550
State and municipal tax-exempt	2,091	-	(19)	2,072
Certificates of deposit	1,250	10	-	1,260
Equity securities	27	2	(11)	18
Total	$124,118	$214	$(2,673)	$121,659

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The following table details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at June 30, 2014 and December 31, 2013.

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	June 30, 2014
			Fair Value	Unrealized	Fair Value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
Collateralized mortgage obligations GSE	$4,097	$(38)	$4,097	$(38)	$-	$-
State and Municipal tax-exempt	23,576	(956)	2,772	(5)	20,804	(951)
Total	$27,673	$(994)	$6,869	$(43)	$20,804	$(951)
Available For Sale
US Government agency obligations	$17,065	$(196)	$998	$(2)	$16,067	$(194)
GSE mortgage-backed securities	12,142	(196)	4,642	(31)	7,500	(165)
Collateralized mortgage obligations GSE	17,079	(765)	2,528	(58)	14,551	(707)
Corporate bonds	9,125	(147)	3,961	(36)	5,164	(111)
State and Municipal tax-exempt	608	(3)	-	-	608	(3)
Equity securities	11	(12)	-	-	11	(12)
Total	$56,030	$(1,319)	$12,129	$(127)	$43,901	$(1,192)

	December 31, 2013
			Fair Value	Unrealized	Fair Value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
Collateralized mortgage obligations GSE	$2,530	$(89)	$2,530	$(89)	$-	$-
State and municipal tax-exempt	29,142	(2,425)	17,434	(727)	11,708	(1,698)
Total	$31,672	$(2,514)	$19,964	$(816)	$11,708	$(1,698)
Available For Sale
US Government agency obligations	$24,931	$(583)	$24,931	$(583)	$-	$-
GSE mortgage-backed securities	38,255	(698)	38,255	(698)	-	-
Collateralized mortgage obligations GSE	21,416	(968)	20,336	(959)	1,080	(9)
Corporate bonds	16,549	(394)	10,968	(223)	5,581	(171)
State and municipal tax-exempt	1,072	(19)	300	(6)	772	(13)
Equity securities	12	(11)	-	-	12	(11)
Total	$102,235	$(2,673)	$94,790	$(2,469)	$7,445	$(204)

As of June 30, 2014, there were six mortgage-backed securities, five corporate bonds, ten U.S. agency obligations, seventeen collateralized mortgage obligations, thirty-three tax-exempt municipalities, and five equity securities which were in an unrealized loss position. DNB does not intend to sell these securities and management of DNB does not expect to be required to sell any of these securities prior to a recovery of its cost basis. Management has reviewed all of these securities and believes that DNB will collect all principal and interest that is due on debt securities on a timely basis.  Management does not believe any individual unrealized loss as of June 30, 2014 represents an other-than-temporary impairment. DNB reviews its investment portfolio on a quarterly basis judging each investment for other-than-temporary impairment (OTTI). The OTTI analysis focuses on duration and severity of impairment in determining of OTTI. As of June 30, 2014, the following securities were reviewed:

Collateralized mortgage obligations GSE  There are seventeen impaired securities classified as collateralized mortgage obligations,  eleven of which were impaired for more than 12 months. All of these securities were issued and insured by FNMA, FHLMC or GNMA. DNB receives monthly principal and interest payments on all of these securities on a timely basis and none of these agencies has ever defaulted on mortgage-backed principal or interest. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from June 30, 2014 levels. Management concluded that these securities were not other-than-temporarily impaired at June 30, 2014.

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

State and municipal tax-exempt There are thirty-three impaired securities in this category, which are comprised of intermediate to long-term municipal bonds,  thirty-one of which were impaired for more than 12 months. All of the issues carry an A or better underlying credit rating and were evaluated on the basis on their underlying fundamentals; included but not limited to annual financial reports, geographic location, population and debt ratios. In certain cases, options for calls reduce the effective duration and in turn, future market value fluctuations. All issues are performing and are expected to continue to perform in accordance with their respective contractual terms and conditions. There have not been disruptions of any payments, associated with any of these municipal securities. These bonds are investment grade and the value decline is related to the changes in interest rates.  Of the thirty-three municipal securities, there are nineteen insured school districts, nine uninsured school districts, three uninsured townships, and two insured townships, all of which have strong underlying ratings. Management concluded that these securities were not other-than-temporarily impaired at June 30, 2014.

US Government agency obligations  There are ten impaired securities classified as agencies,  nine of which were impaired for more than 12 months. All of these securities were issued and insured by FHLB, FNMA, or FHLMC. DNB has received timely interest payments on all of these securities and none of these agencies has ever defaulted on their bonds. DNB anticipates a recovery in the market value as the securities approach their maturity dates. Management concluded that these securities were not other-than-temporarily impaired at June 30, 2014.

GSE mortgage-backed securities  There are six impaired bonds classified as GSE mortgage-backed securities,  four of which were impaired for more than 12 months. All of these securities were issued and insured by FNMA, FHLMC, or GNMA. DNB receives monthly principal and interest payments on all of these securities on a timely basis and none of these agencies has ever defaulted on mortgage-backed principal or interest. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from June 30, 2014 levels. Management concluded that these securities were not other-than-temporarily impaired at June 30, 2014.

Corporate Securities There were five impaired bonds classified as corporate bonds,  three of which were impaired for more than 12 months. The bonds are investment grade and the value decline is related to the changes in interest rates that occurred since the time of purchase and subsequent changes in spreads affecting the market prices. All of the issues carry an "A" or better underlying credit support and were evaluated on the basis on their underlying fundamentals; included but not limited to annual financial reports, rating agency reports, capital strength and debt ratios. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from June 30, 2014 levels. Management concluded that these securities were not other-than-temporarily impaired at June 30, 2014.

Equity securities.  DNB’s investment in five marketable equity securities consists primarily of securities in common stock of community banks in Pennsylvania, all of which were impaired for more than 12 months. The severity and duration of the impairment are driven by higher collateral losses, wider credit spreads, and changes in interest rates within the financial services sector. DNB evaluated the prospects of all issuers in relation to the severity and duration of the impairment. These securities have been adversely impacted by the effects of the current economic environment on the financial services industry. We evaluated each of the underlying banks for credit impairment based on its financial condition and performance. Based on our evaluation and expectation that these investments will recover within a reasonable period of time, we do not consider these investments to be other-than-temporarily impaired at June 30, 2014.

The amortized cost and fair value of investment securities as of June 30,  2014, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid without penalties.

	Held to Maturity		Available for Sale
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$-	$-	$2,051	$2,052
Due after one year through five years	1,003	984	24,182	23,951
Due after five years through ten years	32,023	32,620	63,327	63,612
Due after ten years	30,043	29,757	42,887	42,070
No stated maturity	-	-	27	17
Total investment securities	$63,069	$63,361	$132,474	$131,702

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The principal value of investments securites sold as of the dates indicated are shown below. The sales of HTM securities were permissible because DNB collected greater than 85% of the principal outstanding on the HTM securities that were sold during the six months ended June 30, 2014.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Available for sale securities sold	$11,653	$6,257	$26,884	$22,549
Held to maturity securities sold	-	-	1,228	-
Total sold securities	$11,653	$6,257	$28,112	$22,549

Gains and losses resulting from investment sales, redemptions or calls were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Gross realized gains-AFS	$102	$155	$294	$471
Gross realized gains-HTM	-	-	68
Gross realized losses-AFS	-	-	(25)	(257)
Net realized gain	$102	$155	$337	$214

At June 30, 2014 and December 31, 2013, investment securities with a carrying value of approximately $126.7 million and $116.2 million, respectively, were pledged to secure public funds, repurchase agreements and for other purposes as required by law.

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3: LOANS

The following table sets forth information concerning the composition of total loans and leases outstanding, as of the dates indicated.

(Dollars in thousands)	June 30, 2014	December 31, 2013
Residential mortgage	$25,337	$24,677
Commercial mortgage	250,014	234,599
Commercial:
Commercial term	87,912	89,279
Commercial construction	22,842	19,117
Lease financing	1	2
Consumer:
Home equity	46,857	41,418
Other	6,059	6,262
Total loans and leases	$439,022	$415,354
Less allowance for credit losses	(4,887)	(4,623)
Net loans and leases	$434,135	$410,731

Information concerning non-accrual loans are shown in the following tables:

			Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
(Dollars in thousands)	December 31, 2013 Balances	June 30, 2014 Balances	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income
Non-accrual loans:
Residential mortgage	$2,250	$1,734	$8	$-	$8	$24	$-	$24
Commercial mortgage	266	192	4	-	4	9	-	9
Commercial:
Commercial term	-	-	-	-	-	-	-	-
Commercial construction	2,554	2,293	86	-	86	180	-	180
Lease financing	-	-	-	-	-	-	-	-
Consumer:
Home Equity	434	346	7	2	5	14	3	11
Other	82	99	2	-	2	5	-	5
Total non-accrual loans	$5,586	$4,664	$107	$2	$105	$232	$3	$229
Loans 90 days past due and accruing	141	501
Total non-performing loans	$5,727	$5,165

		Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
(Dollars in thousands)	June 30, 2013 Balances	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income
Non-accrual loans:
Residential mortgage	$2,265	$17	$-	$17	$35	$-	$35
Commercial mortgage	3,286	48	-	48	114	-	114
Commercial:
Commercial term	-	3	-	3	4	-	4
Commercial construction	4,326	90	-	90	212	-	212
Lease financing	-	-	-	-	1	-	1
Consumer:
Home Equity	60	2	-	2	3	-	3
Other	102	5	3	2	9	3	6
Total non-accrual loans	$10,039	$165	$3	$162	$378	$3	$375
Loans 90 days past due and accruing	106
Total non-performing loans	$10,145

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4: ALLOWANCE FOR CREDIT LOSSES

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a scheduled payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of June 30, 2014 and December 31, 2013.

Age Analysis of Past Due Loans Receivables

June 30, 2014
							Loans
							Receivable
	30-59	60-89	Greater			Total	> 90
	Days Past	Days Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivables	Accruing
Residential mortgage	$306	$465	$2,234	$3,005	$22,332	$25,337	$500
Commercial mortgage	1,322	202	35	1,559	248,455	250,014	-
Commercial:
Commercial term	-	-	-	-	87,912	87,912	-
Commercial construction	-	-	2,293	2,293	20,549	22,842	-
Lease financing	-	-	1	1	-	1	1
Consumer:
Home equity	6	-	263	269	46,588	46,857	-
Other	114	69	99	282	5,777	6,059	-
Total	$1,748	$736	$4,925	$7,409	$431,613	$439,022	$501

December 31, 2013
							Loans
							Receivable
	30-59	60-89	Greater			Total	> 90
	Days Past	Days Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivables	Accruing
Residential mortgage	$507	$865	$1,757	$3,129	$21,548	$24,677	$-
Commercial mortgage	358	192	74	624	233,975	234,599	-
Commercial:
Commercial term	50	-	-	50	89,229	89,279	-
Commercial construction	-	-	2,554	2,554	16,563	19,117	-
Lease financing	-	-	2	2	-	2	2
Consumer:
Home equity	-	50	376	426	40,992	41,418	67
Other	80	-	77	157	6,105	6,262	72
Total	$995	$1,107	$4,840	$6,942	$408,412	$415,354	$141

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize information in regards to impaired loans by loan portfolio class as of and for the three and six months ended June 30, 2014 and as of and for the year ended December 31, 2013.

Impaired Loans

	June 30, 2014			December 31, 2013
	Recorded	Unpaid	Related	Recorded	Unpaid	Related
	Investment	Principal	Allowance	Investment	Principal	Allowance
(Dollars in thousands)		Balance			Balance
With no related allowance recorded:
Residential mortgage	$1,734	$2,321	$-	$2,250	$2,848	$-
Commercial mortgage	2,499	2,579	-	2,502	2,574	-
Commercial:
Commercial term	-	-	-	-	3	-
Commercial construction	1,094	1,877	-	499	3,355	-
Consumer:
Home equity	460	472	-	434	442	-
Other	27	31	-	78	78	-
Total	$5,814	$7,280	$-	$5,763	$9,300	$-
With allowance recorded:
Residential mortgage	-	-	-	-	-	-
Commercial mortgage	-	-	-	36	36	14
Commercial:
Commercial term	-	-	-	-	-	-
Commercial construction	1,312	4,976	276	2,055	3,386	361
Consumer:
Home equity	-	-	-	-	-	-
Other	72	72	24	4	4	4
Total	$1,384	$5,048	$300	$2,095	$3,426	$379
Total:
Residential mortgage	1,734	2,321	-	2,250	2,848	-
Commercial mortgage	2,499	2,579	-	2,538	2,610	14
Commercial:
Commercial term	-	-	-	-	3	-
Commercial construction	2,406	6,853	276	2,554	6,741	361
Consumer:
Home equity	460	472	-	434	442	-
Other	99	103	24	82	82	4
Total	$7,198	$12,328	$300	$7,858	$12,726	$379

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Residential mortgage	$1,614	$-	$2,414	$-	$1,826	$-	$2,405	$-
Commercial mortgage	2,508	-	2,250	-	2,506	-	2,436	-
Commercial:
Commercial term	-	-	-	-	-	-	-	-
Commercial construction	1,094	-	1,091	-	896	-	727	-
Lease financing	-	-	13	-	-	-	18	-
Consumer:
Home equity	428	2	61	-	430	3	62	-
Other	22	-	124	3	40	-	132	3
Total	$5,666	$2	$5,953	$3	$5,698	$3	$5,780	$3
With allowance recorded:
Residential mortgage	377	-	159	-	251	-	106	-
Commercial mortgage	18	-	2,392	-	24	-	2,449	-
Commercial:
Commercial term	-	-	100	-	-	-	67	-
Commercial construction	1,312	-	4,326	-	1,560	-	4,326	-
Lease financing	-	-	-	-	-	-	-	-
Consumer:
Home equity	-	-	-	-	-	-	-	-
Other	105	-	-	-	71	-	-	-
Total	$1,811	$-	$6,977	$-	$1,906	$-	$6,948	$-
Total:
Residential mortgage	1,991	-	2,573	-	2,077	-	2,511	-
Commercial mortgage	2,526	-	4,642	-	2,530	-	4,885	-
Commercial:
Commercial term	-	-	100	-	-	-	67	-
Commercial construction	2,406	-	5,417	-	2,456	-	5,053	-
Lease financing	-	-	13	-	-	-	18	-
Consumer:
Home equity	428	2	61	-	430	3	62	-
Other	127	-	124	3	111	-	132	3
Total	$7,477	$2	$12,930	$3	$7,604	$3	$12,728	$3

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within DNB’s internal risk rating system as of June 30, 2014 and December 31, 2013.

Credit Quality Indicators

	June 30, 2014
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$23,321	$-	$2,016	$-	$25,337
Commercial mortgage	240,201	415	9,398	-	250,014
Commercial:
Commercial term	82,192	72	5,648	-	87,912
Commercial construction	18,767	-	3,375	700	22,842
Lease financing	1	-	-	-	1
Consumer:
Home equity	46,362	-	495	-	46,857
Other	5,961	-	98	-	6,059
Total	$416,805	$487	$21,030	$700	$439,022

	December 31, 2013
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$22,142	$-	$2,535	$-	$24,677
Commercial mortgage	224,868	5,028	4,703	-	234,599
Commercial:
Commercial term	88,657	419	203	-	89,279
Commercial construction	16,450	-	1,967	700	19,117
Lease financing	2	-	-	-	2
Consumer:
Home equity	40,940	-	478	-	41,418
Other	6,180	-	82	-	6,262
Total	$399,239	$5,447	$9,968	$700	$415,354

As of June 30, 2014, DNB had one commercial mortgage classified as a TDR totaling $2,269,000, compared to one commercial mortgage classified as a TDR totaling $2,272,000 (the same loan) at December 31, 2013.  The rate on this loan was modified and the terms of the loans were changed to interest only while the project was being built out.  The loan was extended and there was no reduction of principal.  The balance of the loan prior to modification was $2,272,000 and the balance after the modification was $2,272,000.  During the three and six months ended June 30, 2014, there were no defaults on any terms of this loan. DNB had no TDRs as of June 30, 2013.

As of June 30, 2014, DNB had one consumer home equity loan classified as a TDR totaling $102,000, compared to no such loans at December 31, 2013 and March 31, 2014.  The monthly payment on this loan was reduced for 36 months and the borrower will resume making contractual payments at the end of this period. The loan was extended and there was no reduction of principal.  This loan was classified a TDR in June of 2014. The balance of the loan prior to modification was $102,000 and the balance after the modification was $102,000.  During the three and six months ended June 30, 2014, there were no defaults on any terms of this loan.

The following tables set forth the composition of DNB’s allowance for credit losses as of June 30, 2014 and December 31, 2013, the activity for the three and six months ended June 30, 2014 and 2013 and as of and for the year ended December 31, 2013.

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Allowance for Credit Losses and Recorded Investment in Loans Receivables

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	mortgage	mortgage	term	construction	financing	home equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - April 1, 2014	$347	$2,146	$652	$806	$-	$167	$125	$507	$4,750
Charge-offs	(100)	(8)	(11)	-	-	-	(11)	-	(130)
Recoveries	2	-	2	-	5	-	3	-	12
Provisions	66	(7)	(2)	213	(5)	9	(19)	-	255
Ending balance - June 30, 2014	$315	$2,131	$641	$1,019	$-	$176	$98	$507	$4,887

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	mortgage	mortgage	term	construction	financing	home equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2014	$285	$2,010	$621	$1,033	$-	$156	$78	$440	$4,623
Charge-offs	(100)	(8)	(18)	(261)	-	-	(11)	-	(398)
Recoveries	5	-	2	10	6	-	9	-	32
Provisions	125	129	36	237	(6)	20	22	67	630
Ending balance - June 30, 2014	$315	$2,131	$641	$1,019	$-	$176	$98	$507	$4,887

Ending balance: individually evaluated for impairment	$-	$-	$-	$276	$-	$-	$24	$-	$300

Ending balance: collectively evaluated for impairment	$315	$2,131	$641	$743	$-	$176	$74	$507	$4,587
Loans receivables:
Ending balance	$25,337	$250,014	$87,912	$22,842	$1	$46,857	$6,059		$439,022

Ending balance: individually evaluated for impairment	$1,734	$2,499	$-	$2,406	$-	$460	$99		$7,198

Ending balance: collectively evaluated for impairment	$23,603	$247,515	$87,912	$20,436	$1	$46,397	$5,960		$431,824

Reserve for unfunded loan commitments included in other liabilities	$-	$10	$79	$60	$-	$11	$-		$160

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	mortgage	mortgage	term	construction	financing	home equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - April 1, 2013	$327	$3,248	$711	$1,930	$2	$180	$83	$642	$7,123
Charge-offs	(184)	(394)	(212)	-	(26)	-	-	-	(816)
Recoveries	5	-	1	-	2	-	-	-	8
Provisions	161	256	(16)	74	22	1	(3)	(120)	375
Ending balance - June 30, 2013	$309	$3,110	$484	$2,004	$-	$181	$80	$522	$6,690

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	mortgage	mortgage	term	construction	financing	home equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2013	$306	$3,094	$506	$1,536	$3	$178	$86	$1,129	$6,838
Charge-offs	(184)	(394)	(222)	-	(26)	-	(5)	-	(831)
Recoveries	70	-	5	-	53	-	-	-	128
Provisions	117	410	195	468	(30)	3	(1)	(607)	555
Ending balance - June 30, 2013	$309	$3,110	$484	$2,004	$-	$181	$80	$522	$6,690
Reserve for unfunded loan commitments included in other liabilities	$-	$11	$81	$41	$-	$9	$-		$142

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	mortgage	mortgage	term	construction	financing	home equity	Other	Unallocated	Total
Allowance for credit losses:
Ending balance - December 31, 2013	$285	$2,010	$621	$1,033	$-	$156	$78	$440	$4,623
Ending balance: individually evaluated for impairment	$-	$14	$-	$361	$-	$-	$4	$-	$379
Ending balance: collectively evaluated for impairment	$285	$1,996	$621	$672	$-	$156	$74	$440	$4,244
Loans receivables:
Ending balance	$24,677	$234,599	$89,279	$19,117	$2	$41,418	$6,262		$415,354
Ending balance: individually evaluated for impairment	$2,250	$2,538	$-	$2,554	$-	$434	$82		$7,858
Ending balance: collectively evaluated for impairment	$22,427	$232,061	$89,279	$16,563	$2	$40,984	$6,180		$407,496
Reserve for unfunded loan commitments included in other liabilities	$-	$9	$68	$57	$-	$9	$-		$143

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5: EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the treasury stock method and reflects the potential dilution that could occur from the exercise of stock options, and warrants and the amortized portion of unvested stock awards. Stock options and unvested stock awards for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. Treasury shares are not deemed outstanding for calculations. There were no outstanding stock warrants, 66,853 anti-dilutive stock options outstanding, and no anti-dilutive stock awards outstanding at June 30, 2014. There were no anti-dilutive stock warrants outstanding, 128,568 anti-dilutive stock options outstanding, and no anti-dilutive stock awards outstanding at June 30, 2013. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended			Six Months Ended
	June 30, 2014			June 30, 2014
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$1,087	2,763	$0.39	$2,054	2,761	$0.74
Effect of potential dilutive common stock equivalents – stock options and restricted shares	-	47	(0.01)	-	45	(0.01)
Diluted EPS
Income available to common stockholders after assumed conversions	$1,087	2,810	$0.38	$2,054	2,806	$0.73

	Three Months Ended			Six Months Ended
	June 30, 2013			June 30, 2013
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$1,214	2,741	$0.44	$2,352	2,733	$0.86
Effect of potential dilutive common stock equivalents – stock options and restricted shares	-	33	-	-	35	(0.01)
Diluted EPS
Income available to common stockholders after assumed conversions	$1,214	2,774	$0.44	$2,352	2,768	$0.85

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6: ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders' equity are as follows:

Accumulated Other Comprehensive Loss (Unaudited)	Before-Tax	Tax	Net-of-Tax
(Dollars in thousands)	Amount	Effect	Amount
June 30, 2014
Net unrealized loss on AFS securities	$(772)	$263	$(509)
Discount on AFS to HTM reclassification	(28)	9	(19)
Unrealized actuarial losses-pension	(1,104)	375	(729)
Total of all items above	$(1,904)	$647	$(1,257)
December 31, 2013
Net unrealized loss on AFS securities	$(2,459)	$836	$(1,623)
Discount on AFS to HTM reclassification	(32)	11	(21)
Unrealized actuarial losses-pension	(1,104)	375	(729)
Total of all items above	$(3,595)	$1,222	$(2,373)

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

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8: STOCK-BASED COMPENSATION

Stock Option Plan

DNB has a Stock Option Plan for employees and directors. Under the plan, options (both qualified and non-qualified) to purchase a maximum of 793,368 (as adjusted for subsequent stock dividends) shares of DNB’s common stock could be issued to employees and directors. Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years. Vesting of options under the plan is determined by the Plan Committee. There were 335,279 shares available for grant at June 30, 2014. All options with the exception of 44,600 options granted on December 12, 2011 are immediately exercisable. DNB expensed $13,000 and $30,000 during the three and six months ended June 30, 2014, respectively compared to $17,000 and $34,000 during the same respective periods in 2013. DNB anticipates additional expense of $20,000 through December 12, 2014 for the options granted on December 12, 2011, the dates the options can first be exercised. Stock option activity is indicated below.

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2014	207,303	$15.92
Issued	-	-
Exercised	500	6.93
Forfeited	-	-
Expired	-	-
Outstanding June 30, 2014	206,803	$15.94

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2013	214,618	$15.98
Issued	-	-
Exercised	-	-
Forfeited	1,000	10.31
Expired	-	-
Outstanding June 30, 2013	213,618	$16.00

The weighted-average price and weighted average remaining contractual life for the outstanding options are listed below for the dates indicated.

June 30, 2014
Range of			Weighted Average
Exercise	Number	Number	Exercise	Remaining	Intrinsic
Prices	Outstanding	Exercisable	Price	Contractual Life	Value
$6.93-10.99	84,550	41,200	$8.66	3.66 years	$1,064,000
14.00-19.99	55,401	55,401	17.51	1.48 years	207,000
20.00-22.99	18,811	18,811	22.78	0.48 years	-
23.00-24.27	48,041	48,041	24.27	0.80 years	-
Total	206,803	163,453	$15.94	2.12 years	$1,271,000

December 31, 2013
Range of			Weighted Average
Exercise	Number	Number	Exercise	Remaining	Intrinsic
Prices	Outstanding	Exercisable	Price	Contractual Life	Value
$6.93-10.99	85,050	-	$8.65	4.15 years	$1,029,000
14.00-19.99	55,401	55,401	17.51	1.97 years	180,000
20.00-22.99	18,811	18,811	22.78	0.97 years	-
23.00-24.27	48,041	48,041	24.27	1.29 years	-
Total	207,303	122,253	$15.92	2.62 years	$1,209,000

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

Share awards granted by the Plan were recorded at the date of award based on the market value of shares.  Awards are being amortized to expense over the three-year cliff-vesting period. DNB records compensation expense equal to the value of the shares being amortized.  For the three and six month periods ended June 30, 2014,  $52,000 and $105,000 was amortized to expense, respectively. For the three and six month periods ended June 30, 2013, $32,000 and $72,000 was amortized to expense, respectively.   As of June 30, 2014, there was approximately $520,000 in additional compensation that will be recognized over the remaining service period of approximately 2.33 years.  At June 30,  2014,  141,629 shares were reserved for future grants under the Plan.

Stock grant activity is indicated below:

		Weighted Average
	Shares	Stock Price
Non-vested stock awards—January 1, 2014	50,795	$15.65
Granted	-	-
Forfeited	-	-
Vested	-	-
Non-vested stock awards—June 30, 2014	50,795	$15.65

		Weighted Average
	Shares	Stock Price
Non-vested stock awards—January 1, 2013	48,270	$11.39
Granted	-	-
Forfeited	400	15.56
Vested	14,200	6.93
Non-vested stock awards—June 30, 2013	33,670	$13.22

NOTE 9:  INCOME TAXES

As of June 30, 2014, the Corporation had no material unrecognized tax benefits or accrued interest and penalties. It is the Corporation’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.  Federal and state tax years 2010 through 2013 were open for examination as of June 30, 2014.

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

The following table summarizes the assets at June 30, 2014 and December 31, 2013 that are recognized on DNB’s statement of financial condition using fair value measurement determined based on the differing levels of input:

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	June 30, 2014

(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities:
US Government agency obligations	$-	$17,065	$-	$17,065
GSE mortgage-backed securities	-	71,297	-	71,297
Collateralized mortgage obligations GSE	-	21,846	-	21,846
Corporate bonds	-	20,112	-	20,112
State and municipal tax-exempt	-	608	-	608
Certificates of deposit	-	757	-	757
Equity securities	17	-	-	17
Total assets measured at fair value on a recurring basis	$17	$131,685	$-	$131,702

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$2,804	$2,804
OREO and other repossessed property	-	-	42	42
Total assets measured at fair value on a nonrecurring basis	$-	$-	$2,846	$2,846

	December 31, 2013

(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities:
US Government agency obligations	$-	$29,943	$-	$29,943
GSE mortgage-backed securities	-	48,930	-	48,930
Collateralized mortgage obligations GSE	-	22,886	-	22,886
Corporate bonds	-	16,550	-	16,550
State and municipal tax-exempt	-	2,072	-	2,072
Certficates of deposit	-	1,260	-	1,260
Equity securities	18	-	-	18
Total assets measured at fair value on a recurring basis	$18	$121,641	$-	$121,659

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$2,829	$2,829
OREO and other repossessed property	-	-	124	124
Total assets measured at fair value on a nonrecurring basis	$-	$-	$2,953	$2,953

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents additional information about assets measured at fair value on a nonrecurring basis and for which DNB has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurement

(Dollars in thousands)	Fair Value	Valuation		Range
	Estimate	Techniques	Unobservable Input	(Weighted Average)
June 30, 2014
Impaired loans- Commercial construction	$2,130	Appraisal of	Appraisal adj.	0%	to	-47%	(-17%)
		collateral (1)	Disposal costs (2)	-8%	to	-11%	(-10%)
Impaired loans- Residential mortgage	626	Appraisal of	Appraisal adj.	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loans- Consumer other	48	Appraisal of	Appraisal adj.	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loan total	$2,804
Other real estate owned	$42		Disposal costs (2)	-8%	to	-8%	(-8%)
(1)

Quantitative Information about Level 3 Fair Value Measurement

(Dollars in thousands)	Fair Value	Valuation		Range
	Estimate	Techniques	Unobservable Input	(Weighted Average)
December 31, 2013
Impaired loans- Commercial construction	$2,193	Appraisal of	Appraisal adj.	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-8%	to	-11%	(-9%)
Impaired loans- Commercial mortgage	60	Appraisal of	Appraisal adj.	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-7%	to	-21%	(-12%)
Impaired loans- Residential mortgage	576	Appraisal of	Appraisal adj.	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loan total	$2,829
Other real estate owned	$124		Disposal costs (2)	-5%	to	-5%	(-5%)
(1)	Fair value is generally determined through independent appraisals or sales contracts of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals are adjusted by management for qualitative factors and disposal costs.

Impaired loans.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $7.2 million at June 30, 2014. Of this, $1.4 million had a specific valuation allowance of $300,000, leaving a fair value of $1.1 million as of June 30, 2014.  In addition, DNB had $2.0 million in impaired loans that were partially charged down by $300,000, leaving $1.7 million at fair value as of June 30, 2014. The total fair value of impaired loans at June 30, 2014 was $2.8 million.

Impaired loans had a carrying amount of $7.9 million at December 31, 2013. Of this, $2.1 million had a specific valuation allowance of $379,000, leaving a fair value of $1.7 million at December 31, 2013.  In addition, DNB had $3.1 million in impaired loans that were partially charged down by $2.0 million, leaving $1.1 million at fair value as of December 31, 2013. The total fair value of impaired loans at December 31, 2013 was $2.8 million.

Other Real Estate Owned & other repossessed property.  Other real estate owned (“OREO”) consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets are classified as OREO and other repossessed property are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. DNB had $945,000 of such assets at June 30, 2014, $940,000 of which was OREO and $5,000 was in other repossessed property. DNB had $1.1 million of such assets at December 31, 2013, which consisted of $1.0 million in OREO and $73,000 in other

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

repossessed property. Subsequent to the repossession of these assets, DNB did not write down the carrying values during the six month period ending June 30, 2014 or the six month period ending June 30, 2013.

DNB's policy is to recognize transfer between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Level 1 and 2 for the three and six months ended June 30, 2014.

Below is management’s estimate of the fair value of all financial instruments, whether carried at cost or fair value on the Company’s consolidated balance sheet. The carrying amounts and fair values of financial instruments at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$28,428	$28,428	$28,428	$-	$-
AFS investment securities	131,702	131,702	17	131,685	-
HTM investment securities	63,069	63,361	-	63,361	-
Restricted stock	2,820	2,820	-	2,820	-
Loans and leases, net of allowance	434,135	427,449	-	-	427,449
Accrued interest receivable	2,248	2,248	-	2,248	-
Financial liabilities
Deposits:
Non-interest-bearing deposits	116,989	116,989	-	116,989	-
Interest-bearing deposits:	371,367	371,367	-	371,367	-
Time	79,494	79,196	-	79,196	-
Brokered deposits	7,719	7,660	-	7,660	-
Repurchase agreements	23,939	23,939	-	23,939	-
FHLBP advances	10,000	10,801	-	10,801	-
Junior subordinated debentures and other borrowings	9,279	8,236	-	8,236	-
Accrued interest payable	355	355	-	355	-
Off-balance sheet instruments	-	-	-	-	-

	December 31, 2013

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$34,060	$34,060	$34,060	$-	$-
AFS investment securities	121,659	121,659	18	121,641	-
HTM investment securities	65,299	63,402	-	63,402	-
Restricted stock	2,903	2,903	-	2,903	-
Loans and leases, net of allowance	410,731	402,569	-	-	402,569
Accrued interest receivable	2,297	2,297	-	2,297	-
Financial liabilities
Deposits:
Non-interest-bearing deposits	101,853	101,853	-	101,853	-
Interest-bearing deposits:	361,352	361,352	-	361,352	-
Time	95,542	95,648	-	95,648	-
Repurchase agreements	19,854	19,854	-	19,854	-
FHLBP advances	10,000	11,057	-	11,057	-
Junior subordinated debentures and other borrowings	9,279	9,267	-	9,267	-
Accrued interest payable	376	376	-	376	-
Off-balance sheet instruments	-	-	-	-	-

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

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Junior subordinated debentures  The fair value for subordinated debentures is calculated using discounted cash flows based upon current market spreads to LIBOR for debt of similar remaining maturities and collateral terms.

Off-balance-sheet Instruments (Disclosed at Cost)  Off-balance-sheet instruments are primarily comprised of loan commitments, which are generally priced at market at the time of funding. Fees on commitments to extend credit and stand-by letters of credit are deemed to be immaterial and these instruments are expected to be settled at face value or expire unused. It is impractical to assign any fair value to these instruments. At June 30, 2014, un-funded loan commitments totaled $103.5 million and stand-by letters of credit totaled $2.1 million. At December 31, 2013, un-funded loan commitments totaled $89.4 million and stand-by letters of credit totaled $1.5 million.

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

The Series 2011A Preferred Stock is entitled to receive non-cumulative dividends payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate, which is calculated on the aggregate Liquidation Amount, was initially set at 3.874% per annum, and  was based upon the level of “Qualified Small Business Lending”, or “QSBL” (as defined in the Securities Purchase Agreement) originated by the Company’s wholly owned national bank subsidiary DNB First, N.A. (the “Bank”).  The dividend rate for dividends beyond the initial period are  based upon the “Percentage Change in Qualified Lending” (as defined in the Securities Purchase Agreement) between each dividend period and the “Baseline” QSBL level.  Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods depending on the volume of Qualified Small Business Lending the Bank will originate in future periods, and will be fixed at a rate between 1% per annum to 7% per annum and remain unchanged up to four and one-half years following the funding date (the eleventh through the first half of the nineteenth dividend periods).  Because it is not feasible to predict the volume of Qualified Small Business Lending in future periods, it is not feasible to estimate specific future dividend rates under this formula.  If the Series 2011A Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%.  Prior to that time, in general, the dividend rate decreases as the level of the Bank’s Qualified Small Business Lending increases.  Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series 2011A Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series 2011A Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem common stock and other securities.  In addition, if (i) the Company has not timely declared and paid dividends on the Series 2011A Preferred Stock for six dividend periods or more, whether or not consecutive, and (ii) shares of Series 2011A Preferred Stock with an aggregate liquidation preference of at least $13,000,000 are still outstanding, the Treasury (or any successor holder of Series 2011A Preferred Stock) may designate two additional directors to be elected to the Company’s Board of Directors. DNB paid an annual rate on the $13.0 million of Series 2011A Preferred Stock of 1.00% for the quarters ended June 30, 2014 and June 30, 2013.

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

DESCRIPTION OF DNB'S BUSINESS AND BUSINESS STRATEGY

DNB is a bank holding company whose bank subsidiary, DNB First, National Association (the “Bank”) is a nationally chartered commercial bank with trust powers, and a member of the FDIC. DNB provides a broad range of banking services to individual and corporate customers through its thirteen community offices located throughout Chester and Delaware Counties, Pennsylvania. DNB is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. DNB funds all these activities with retail and business deposits and borrowings. Through its DNB First Investment Management & Trust division, the Bank provides investment management and trust administration services to individuals and non-profit organizations. The Bank and its subsidiary, DNB Investments & Insurance,  provide brokerage, retirement and insurance services.

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

Strategic Plan Update. DNB's second quarter and first half year-over-year earnings comparisons, in part, reflect the investments we have made in new hires to drive revenue in future quarters, technology to enhance the company’s capabilities, and branch upgrades to accommodate increased business and provide a welcoming environment for customers. We are further streamlining our retail banking business line, and initiatives we’ve taken have contributed to the reduction in our funding cost and gains in consumer lending. We recently launched a mortgage banking division, and we expect traction in this area to accelerate in future periods. Our growing consumer service capability is complementing our traditional commercial banking business, which remains a strong focus. DNB's net interest margin was 3.36% for the second quarter of 2014 compared with 3.35% for the second quarter of 2013, reflecting relative margin stability despite the continuing pressures of a low-interest rate environment.  DNB mitigated some of this pressure through interest expense management, the positive impact of carrying fewer non-performing assets, increased levels of demand deposits and careful management of borrowings. DNB's composite cost of funds for the three and six-month periods ended June 30, 2014 was 0.38% and 0.40%, compared to 0.49% and 0.52% for the same periods in 2013. Total loans and leases after allowance for credit losses grew 5.7% to $434.14 million at June 30, 2014 compared with $410.73 million at December 31, 2013. Loan totals in the first half of 2014 reflected growth in commercial real estate and consumer lending. Total deposits were $575.57 million at June 30, 2014, growing from $558.75 million at December 31, 2013, and $561.91 million at June 30, 2013. The Company continued to build lower-cost core deposits, which increased 5.4% to $488.36 million at June 30, 2014 compared with $463.21 million at December 31, 2013. In addition, wealth management continued to build total assets under care, which increased 16.7% to $158.7 million at June 30, 2014 compared with $135.9 million at June 30, 2013, reflecting consistent consecutive quarterly growth.  Increased assets under care contributed to 7.86% growth in second quarter 2014 fee income from wealth management services compared with the second quarter of 2013.

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

MATERIAL CHALLENGES, RISKS AND OPPORTUNITIES

The following is a summary of material challenges, risks and opportunities DNB has faced during the six-month period ended June 30, 2014:

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

Competition. In addition to the challenges related to the interest rate environment, community banks in Chester and Delaware Counties have been experiencing increased competition from large regional and international banks entering DNB’s marketplace through mergers and acquisitions. Competition for loans and deposits may negatively affect DNB’s net interest margin. To compensate for the increased competition, DNB has targeted customers who have been disenfranchised by these mergers. To attract these customers, DNB has introduced new products and services, such as Mobile Money and Mobile Deposit, Popmoney and instant issue debit cards.

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

The July 16, 2014 Beige Book indicated aggregate business activity in the Third Federal Reserve District (the "Third District"), the region DNB Financial is located, grew at a modest pace during the July 16, 2014 Beige Book period, with few changes from the June 4, 2014 Beige Book period. Auto sales continued at a very strong pace of growth. Service sectors maintained a moderate pace of growth overall, as did demand for transportation services. Non-auto retail sales and staffing services continued to rise at a modest pace, although there are signs that momentum is building for stronger growth in the remainder of the year. Manufacturers also reported an ongoing modest rate of increase in activity. Real estate sectors all reported slight overall growth for the July 16, 2014 Beige Book period. Lending volumes continued to grow slowly over this period, and credit quality continued to improve. Some contacts suggest that credit risks are rising with heated competition for loans. Overall, contacts reported slight increases in wages, home prices, and general price levels, similar to the June 4, 2014  Beige Book period.

Third District homebuilders reported little change in sales from the June 4, 2014 Beige Book period when a general malaise had dampened hopes for a strong spring season; however, construction has picked up. Residential real estate brokers reported slight improvements in sales in June, although May sales were still negative in most major markets on a year-over-year basis.

Nonresidential real estate contacts reported that growth in construction activity changed little from the slight pace seen in the June 4, 2014 Beige Book period. The growth of leasing activity dropped back to a slight pace from the more modest growth observed in the June 4, 2014 Beige Book period. However, construction activity is expected to accelerate throughout the second half of this year and the first half of 2015 because several major projects have recently broken ground and more will do so in the third quarter. The market for industrial/warehouse space remains strong throughout much of the Third District.

The overall outlook of the Third District’s business contacts, many of which have business models similar to DNB’s small business clients, is that they expect moderate growth over the next six months. Moreover, they generally expressed greater confidence in the underlying economy than in recent periods from their own perspective and from that of their consumer and business customers. About one-third of all firms reported plans to increase employment and to make additional capital expenditures over the next six months. For smaller businesses, such plans are likely to be realized on a very incremental basis.

Although DNB’s earnings have been impacted by the general economic conditions, the impact has not been as severe as it has been in many parts of the nation, largely due to a relatively healthier economic climate in the Third Federal Reserve District and specifically Chester County. DNB’s franchise spans both Chester and Delaware counties in southeastern Pennsylvania. The majority of loans have been made to businesses and individuals in Chester County and the majority of deposits are from businesses and individuals within the County. According to census data, Chester County's population has grown at approximately 15%, compared to 13% for the nation and 3% for the Commonwealth of Pennsylvania. The median household income in Chester County is $72,288 and the County ranks 14th nationally in disposable income. The unemployment rate for Chester County stood at 4.8% as of March 2014, compared to a Pennsylvania unemployment rate of 5.6% and a national unemployment rate of 6.8%. Traditionally, the unemployment rate has been the lowest in the surrounding five-county area and it ranks among the lowest unemployment rates in the Commonwealth. Chester County has a civilian labor force of 266,100, with manufacturing jobs representing 23.1% of the workforce and retail shopping comprising 13.8% of the total employment. During the last few years, the County has been able to keep most of its major employers, however some of them have downsized in order to remain competitive. Chester County is home to several Fortune 500 companies. Thirteen Chester County employers have 1,000 employees or more. Of these 13 companies, two companies have more than 5,000 employees.

As the U.S. and local economy moves through a period of reduced business activity and historically high unemployment rates, delinquencies may rise as the value of homes decline and DNB’s borrowers experience financial difficulty due to corporate downsizing, reduced sales, or other negative events which may impact their ability to meet their contractual loan payments. For the three months ended June 30, 2014, net income available to common shareholders was $1.09 million or $0.38 per diluted common share compared with $1.21 million or $0.44 per diluted common share for the three months ended June 30, 2013. For the six months ended June 30, 2014, net income available to common shareholders was $2.05 million or $0.73 per diluted common share compared with $2.35 million or $0.85 per diluted common share for the six months ended June 30, 2013.

These and other factors have impacted our operations. We continue to focus on the consistency and stability of core earnings and balance sheet strength which are critical success factors in today’s challenging economic environment.

Regulatory Initiatives Related to Our Industry.    The federal government continues to consider a variety of reforms related to banking and the financial industry including, without limitation, the Dodd-Frank Act.  The Dodd-Frank Act is intended to promote financial stability in the U.S., reduce the risk of bailouts and protect against abusive financial services practices by improving accountability and transparency in the financial system and ending “too big to fail” institutions.  It is the broadest overhaul of the U.S. financial system since the Great Depression, and although enacted more than five years ago, much of its impact will be determined by the scope and substance of many regulations that still need to be adopted by various regulatory agencies to implement its provisions.  For these reasons, the overall impact on DNB and its subsidiaries remains unknown at this time.

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

Management uses significant estimates to determine the allowance for credit losses.  Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB’s control, management’s estimate of the amount necessary to absorb credit losses and actual credit losses could differ.  DNB’s current judgment is that the allowance for credit losses remains appropriate at June 30, 2014.  For a description of DNB’s accounting policies in connection with its allowance for credit losses, see, “Allowance for Credit Losses”, in Management’s Discussion and Analysis.

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

FINANCIAL CONDITION

DNB's total assets were $685.2 million at June 30, 2014 compared to $661.5  million at December 31, 2013.  The $23.7 million increase in total assets was primarily attributable to a $23.7 million increase in loans and leases before allowance for credit losses and a $7.8 million increase in investment securities,  offset by a $5.6 million decrease in cash and cash equivalents,  a  $974,000 decrease in other assets and a $264,000 increase in the allowance for credit losses.

Investment Securities. Investment securities including restricted stock at June 30, 2014 were $197.6 million compared to $189.9 million at December 31, 2013. The $7.7 million increase in investment securities and restricted stock was primarily due to $44.9 million in sales, principal pay-downs, calls and maturities offset by a $1.7 million change in unrealized loss and the purchase of $51.2 million in investment securities.

Gross Loans and Leases.  DNB’s loans and leases increased  $23.7 million to $439.0 million at June 30, 2014 compared to $415.4 million at December 31, 2013. Total commercial loans, consumer loans, and residential loans increased $17.8 million,  $5.2 million and $660,000, respectively.

Deposits.  Deposits were $575.6 million at June 30, 2014 compared to $558.7 million at December 31, 2013.  Deposits increased $16.8 million or 3.01% during the six-month period ended June 30, 2014.  Core deposits, which are comprised of demand, NOW, money markets and savings accounts, increased by $25.1 million and brokered deposits increased by $7.7 million while time deposits decreased by $16.0 million.

Borrowings. Borrowings were $43.7 million at June 30, 2014 compared to $39.7 million at December 31, 2013.  The increase of $4.1 million or 10.3% was primarily due to a $4.1 million increase in repurchase agreements.

Stockholders’ Equity. Stockholders' equity was $61.7 million at June 30, 2014 compared to $58.6 million at December 31, 2013. The increase in stockholders’ equity was primarily a result of year-to-date earnings of $2.1 million and $1.1 million of accumulated other comprehensive income. These additions to stockholders equity were partially offset by $387,000 of dividends paid on DNB’s common stock and $65,000 of dividends paid on SBLF preferred stock. (See Note 11 in this form 10-Q regarding DNB's participation in the Treasury’s Small Business Lending Fund program (“SBLF”), a $30 billion fund established under the Small Business Jobs Act of 2010.)

RESULTS OF OPERATIONS

SUMMARY

Net income for the three and six-month periods ended June 30, 2014 was $1.1 million and $2.1 million compared to $1.3 million and $2.4 million for the same periods in 2013.  Diluted earnings per share for the three and six-month periods ended June 30, 2014 were $0.38 and $0.73 compared to $0.44 and $0.85 for the same periods in 2013.  The $130,000 decrease in net income during the most recent three-month period was attributable to a $402,000 increase in non-interest expense, a $45,000 decrease in non-interest income,  and a $10,000 decrease in interest income, partially offset by $138,000 decrease in interest expense, a $120,000 decrease in provision for credit losses and a $69,000 decrease in tax expense. The $301,000 decrease during the six-month period was attributable to a $708,000 increase in non-interest expense, a $75,000 increase in the provision for credit losses, and a $25,000 decrease in non-

interest income, offset by a $313,000 decrease in interest expense, a $176,000 decrease in income tax expense, and an $18,000 increase in interest income.

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

Net interest income for the three and six-month periods ended June 30, 2014 was $5.3 million and $10.5 million compared to $5.2 million and $10.1 million for the same periods in 2013. Interest income for the three and six-month periods ended June 30, 2014 was $5.9 million and $11.7 million compared to $5.9 million and $11.7 million for the same periods in 2013. Interest expense for the three and six-month periods ended June 30, 2014 was $581,000 and $1.2 million compared to $719,000 and $1.5 million for the same periods in 2013. The composite cost of funds for the three and six-month periods ended June 30, 2014 was 0.38% and 0.40%, compared to 0.49% and 0.52% for the same periods in 2013. The net interest margin for the three and six-month periods ended June 30, 2014 was 3.36% and 3.36% compared to 3.35% and 3.34% for the same periods in 2013.

Interest on loans and leases was $4.9 million and $9.7 million for the three and six-month periods ended June 30, 2014, compared to $4.9 million and $9.7 million for the same periods in 2013. The average balance of loans and leases was $431.8 million with an average yield of 4.49% for the second quarter of 2014 compared to $395.6 million with an average yield of 4.92% for the same period in 2013. The average balance of loans and leases was $426.7 million with an average yield of 4.54% for the first six months of 2014 compared to $395.2 million with an average yield of 4.93% for the same period in 2013.

Interest and dividends on investment securities was $1.0 million and $2.0 million for the three and six-month periods ended June 30, 2014, compared to $995,000 and $1.9 million for the same periods in 2013. The average balance of investment securities was $192.4 million with a tax equivalent average yield of 2.29% for the second quarter of 2014 compared to $198.8 million with a tax equivalent average yield of 2.20% for the same period in 2013. The average balance of investment securities was $191.2 million with a tax equivalent average yield of 2.32% for the first six months of 2014 compared to $196.3 million with a tax equivalent average yield of 2.20% for the same period in 2013.

Interest on deposits was $331,000 and $709,000 for the three and six-month periods ended June 30, 2014, compared to $465,000 and $950,000 for the same periods in 2013. The average balance of deposits was $562.2 million with an average rate of 0.23% for the second quarter of 2014 compared to $551.2 million with an average rate of 0.34% for the same period in 2013. The average balance of deposits was $558.5 million with an average rate of 0.25% for the first six months of 2014 compared to $540.1 million with an average rate of 0.35% for the same period in 2013.

Interest on borrowings was $250,000 and $497,000 for the three and six-month periods ended June 30, 2014, compared to $254,000 and $569,000 for the same periods in 2013. The average balance of borrowings was $39.2 million with an average rate of 2.55% for the second quarter of 2014 compared to $42.1 million with an average rate of 2.42% for the same period in 2013. The average balance of borrowings was $39.4 million with an average rate of 2.54% for the first six months of 2014 compared to $45.9 million with an average rate of 2.50% for the same period in 2013.

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

There was a $255,000 and a $630,000 provision made during the three and six months ended June 30, 2014, compared to $375,000 and $555,000 for the same periods in 2013. DNB’s percentage of allowance for credit losses to total loans and leases was

1.11%  at June 30, 2014 compared to 1.11% and 1.72% at December 31, 2013 and June 30, 2013, respectively. Net charge-offs were $366,000, $4.7 million, and $703,000 during the six months ended June 30, 2014, year ended December 31, 2013, and six months ended June 30, 2013, respectively. The percentage of net charge-offs to total average loans and leases were 0.09%, 1.20%, and 0.18% for those same respective periods. Management believes that the allowance for credit losses is adequate, but continues to monitor it along with other performance metrics including those ratios related to non-performing loans and leases. Management is not aware of any potential problem loans, which were accruing and current at June 30, 2014, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to DNB. Non-performing loans decreased $562,000 during the six month period ended June 30, 2014.  The ratio of the allowance for credit losses as a percentage of loans and leases was 1.11% at June 30, 2014 and 1.11% at December 31, 2013 and reflects management’s estimate of the level of inherent losses in the portfolio, which has been impacted by a recessionary economy, continued high unemployment, a weakened housing market and deterioration in income-producing properties.

We typically establish a general valuation allowance on classified loans which are not individually impaired. In establishing the general valuation allowance, we segregate these loans by category. The categories used by DNB include “doubtful,” “substandard,” “special mention,” “watch list” and “pass.” For commercial mortgage, commercial and construction loans, the determination of the category for each loan is based on periodic reviews of each loan by our lending and credit officers as well as an independent, third-party consultant. The reviews include a consideration of such factors as recent payment history, current financial data, cash flow, financial projections, collateral evaluations, guarantor or sponsorship financial strength and current economic and business conditions. Categories for residential mortgage and consumer loans are determined through a similar review. Classification of a loan within a category is based on identified weaknesses that increase the credit risk of loss on the loan. Each category carries a loss factor for the allowance percentage to be assigned to the loans within that category. The allowance percentage, is determined based on inherent losses associated with each type of lending as determined through consideration of our loss history with each type of loan, trends in credit quality and collateral values, and an evaluation of current economic and business conditions.

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

As of June 30, 2014, DNB had $6.1 million of non-performing assets, which included $5.2 million of non-performing loans and $945,000 of OREO and other repossessed assets.  This compares to $6.8 million of non-performaing assets at December 31, 2013 which included $5.7 million of non-performing or impaired loans and $1.1 million of OREO and other repossessed assets. Loans are reviewed for impairment in accordance with FASB ASC 310-10-35. Impaired loans can either be secured or unsecured, not including large groups of smaller balance loans that are collectively evaluated. Impairment is measured by the difference between the loan amount and the present value of the future cash flow discounted at the loan’s effective interest rate. Management measures loans for impairment by using the fair value of collateral for collateral dependent loans. In general, management reduces the amount of the appraisal by the estimated cost of acquisition and disposition of the underlying collateral and compares that adjusted value with DNB’s carrying value. DNB establishes a specific valuation allowance on impaired loans that have a collateral shortfall and/or statement cashflow shortfalls, including estimated costs to sell in comparison to the carrying value of the loan. Of the $7.2 million of impaired loans at June 30, 2014,  $1.4 million had a valuation allowance of $300,000 and $5.8 million had no specific allowance. Of the $7.9 million of impaired loans at December 31, 2013, $2.1 million had a valuation allowance of $379,000 and $5.8 million had no specific allowance. For those impaired loans that management determined that no specific valuation allowance was necessary, management has reviewed the present value of the future cash flows or the appraisal for each loan and determined that there is no shortfall in the collateral. During the quarter ended June 30, 2014,  DNB recognized $130,000 in total charge-offs, $119,000 of which related to impaired loans.  An impaired loan may not represent an expected loss.

We typically order new third-party appraisals or collateral valuations when a loan becomes impaired or is transferred to Other Real Estate Owned ("OREO"). This is done within two weeks of a loan becoming impaired or a loan moving to OREO. It generally takes two to eight weeks to receive the appraisals, depending on the type of property being appraised. We recognize any provision or related charge-off within two weeks of receiving the appraisal after the appraisal has been reviewed by DNB. We generally order a new appraisal for all impaired real estate loans having a balance of $100,000 or higher, every twelve months, unless management determines more frequent appraisals are necessary. We use updated valuations when time constraints do not permit a full appraisal process, to reflect rapidly changing market conditions. Because appraisals and updated valuations utilize historical data in reaching valuation conclusions, the appraised or updated value may or may not reflect the actual sales price that we will receive at the time of sale. Management uses the qualitative factor “Changes in the value of underlying collateral for collateral-dependent loans” to calculate any required reserve to mitigate this risk.

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

Analysis of Allowance for Credit Losses

(Dollars in thousands)

	Six Months Ended June 30, 2014	Year Ended December 31, 2013	Six Months Ended June 30, 2013
Beginning balance	$4,623	$6,838	$6,838
Provisions	630	2,530	555
Loans charged off:
Residential mortgage	(100)	(183)	(184)
Commercial mortgage	(8)	(716)	(394)
Commercial:
Commercial term	(18)	(247)	(222)
Commercial construction	(261)	(3,648)	-
Lease financing	-	(26)	(26)
Consumer:
Home Equity	-	-	-
Other	(11)	(70)	(5)
Total charged off	(398)	(4,890)	(831)
Recoveries:
Residential mortgage	5	80	70
Commercial mortgage	-	-	-
Commercial:
Commercial term	2	5	5
Commercial construction	10	-	-
Lease financing	6	59	53
Consumer:
Home Equity	-	-	-
Other	9	1	-
Total recoveries	32	145	128
Ending balance	$4,887	$4,623	$6,690
Reserve for unfunded loan commitments	$160	$143	$142

The following table sets forth the composition of DNB’s allowance for credit losses for the dates indicated.

Composition of Allowance for Credit Losses

(Dollars in thousands)

	June 30, 2014		December 31, 2013		June 30, 2013
		Percent of		Percent of		Percent of
		Loan Type		Loan Type		Loan Type
		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans
Residential mortgage	$315	6%	$285	6%	$309	6%
Commercial mortgage	2,131	57	2,010	56	3,110	58
Commercial:
Commercial term	641	20	621	21	484	21
Commercial construction	1,019	5	1,033	5	2,004	4
Lease financing	-	-	-	-	-	-
Consumer:
Home Equity	176	10	156	10	181	9
Other	98	2	78	2	80	2
Unallocated	507	-	440	-	522	-
Total	$4,887	100%	$4,623	100%	$6,690	100%

Reserve for unfunded loan commitments	$160	-	$143	-	$142	—

NON-INTEREST INCOME

Non-interest income includes service charges on deposit products; fees received in connection with the sale of non-depository products and services, including fiduciary and investment advisory services offered through DNB First Investment Management and Trust; securities brokerage products and services and insurance products and services offered through DNB Investments & Insurance; and other sources of income such as increases in the cash surrender value of Bank Owned Life Insurance (“BOLI”), net gains on sales of investment securities, SBA loans and OREO properties. In addition, DNB receives fees for cash management, remote capture, merchant services, debit cards, safe deposit box rentals and similar activities.

Non-interest income for the three and six-month periods ended June 30, 2014 was $1.1 million and $2.3 million compared to $1.2 million and $2.4 million for the same periods in 2013.  The $45,000 decrease during the three months ended June 30, 2014 was mainly attributable to decreased gains on sales of investments of $53,000, decreased gains on sales of loans of $16,000, decreased service charges on deposits (primarily NSF fees) of $13,000. These decreases were offset by increases of $24,000 in wealth management fees primarily due to increased annuity and mutual fund fees and $14,000 in other fees. During the six months ended June 30, 2014, non-interest income decreased $25,000 over the same period in 2013. This decrease was primarily due to decreases in gains on sale of loans of $163,000 and service charges on deposits (primarily NSF fees) of $28,000, offset by increases of $123,000 in gains on sale of investments and $44,000 in wealth management fees, primarily due to increased assets under care resulting in additional recurring fee income.

NON-INTEREST EXPENSE

Non-interest expense for the three and six-month periods ended June 30, 2014 was $4.7 million and $9.4 million compared to $4.3 million and $8.7 million for the same periods in 2013.  During the three months ended June 30, 2014, total non-interest expense increased by $402,000.  The increase was primarily due to a $221,000 increase in salary and employee benefits related to the formation of a new Mortgage Banking division,  a $77,000 increase in other expenses, a $52,000 increase in furniture and equipment, a $43,000 increase in professional and consulting, a $29,000 increase in occupancy, and a $29,000 increase in advertising and marketing, offset by a $38,000 decrease in FDIC insurance and a $17,000 decrease in loss on sale of OREO. During the six months ended June 30, 2014, total non-interest expense increased $708,000. The increase was primarily attributable to a $360,000 increase in salary and employee benefits related to the formation of the new Mortgage Banking division, a $129,000 increase in occupancy mainly attributable to snow removal costs and other expenses relating to the severe winter weather, a $106,000 increase in other expenses, a $99,000 increase in furniture and equipment, a $44,000 increase in professional and consulting, and a $24,000 increase in advertising and marketing, offset by a $31,000 decrease in FDIC insurance and a $21,000 decrease in loss on sale of OREO.

INCOME TAXES

Income tax expense for the three and six-month periods ended June 30, 2014 was $361,000 and $684,000 compared to $430,000 and $860,000 for the same periods in 2013. The effective tax rate for the three and six-month periods ended June 30, 2014 was 24.4% and 24.4% compared to 25.6%  and 26.2% for the same periods in 2013.  Income tax expense for each period differs from the amount determined at the statutory rate of 34.0% due to tax-exempt income on loans and investment securities, DNB's ownership of BOLI policies, and tax credits recognized on a low-income housing limited partnership.

ASSET QUALITY

Non-performing assets totaled $6.1 million at June 30, 2014 compared to $6.8 million at December 31, 2013 and $13.5 million at June 30, 2013. The significant drop in non-performing assets at June 30, 2014 from June 30, 2013 was due to $4.7  million in charge-offs related to non-performing loans, $3.1 million of loans moved to OREO and subsequently sold, and a $2.2 million loan placed back on accrual status. Total non-performing assets decreased $269,000 and $713,000 during the three and six months ended June 30, 2014.

The non-performing loans to total loans ratio is 1.18% at June 30, 2014,  down from 1.38% at December 31, 2013 and down from 2.60% at June 30, 2013. The non-performing assets to total assets ratio decreased to 0.89% at June 30, 2014,  down from 1.03% at December 31, 2013, and 2.02% at June 30, 2013. The allowance to non-performing loans and leases ratio increased to 94.6% at June 30, 2014 from 80.7% at December 31, 2013 and 65.9% at June 30, 2013. DNB continues to work diligently to improve asset quality by adhering to strict underwriting standards and improving lending policies and procedures. Non-performing assets have, and will continue to have, an impact on earnings; therefore management intends to continue working aggressively to reduce the level of such assets.

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

DNB’s Credit Policy Committee monitors the performance of the loan and lease portfolio to identify potential problem assets on a timely basis. Committee members meet to design, implement and review asset recovery strategies, which serve to maximize the recovery of each troubled asset. As of June 30, 2014,  DNB had $21.0 million of substandard loans. Of the $21.0 million, $16.9 million are performing and are believed to require increased supervision and review; and may, depending on the economic environment and other factors, become non-performing assets in future periods. The amount of performing substandard loans at December 31, 2013 was $4.9 million. The majority of the loans are secured by commercial real estate, with lesser amounts being secured by residential real estate, inventory and receivables.

The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, and (iii) OREO as a result of foreclosure or voluntary transfer to DNB as well as other repossessed assets. In addition, the table sets forth DNB's asset quality and allowance coverage ratios at the dates indicated:

Non-Performing Assets

(Dollars in thousands)

	June 30, 2014	December 31, 2013	June 30, 2013
Non-accrual loans:
Residential mortgage	$1,734	$2,250	$2,265
Commercial mortgage	192	266	3,286
Commercial:
Commercial term	-	-	-
Commercial construction	2,293	2,554	4,326
Lease financing	-	-	-
Consumer:
Home Equity	346	434	60
Other	99	82	102
Total non-accrual loans	4,664	5,586	10,039
Loans 90 days past due and still accruing	501	141	106
Total non-performing loans	5,165	5,727	10,145
Other real estate owned & other repossessed property	945	1,096	3,325
Total non-performing assets	$6,110	$6,823	$13,470
Asset quality ratios:
Non-performing loans to total loans	1.18%	1.38%	2.60%
Non-performing assets to total assets	0.89	1.03	2.02
Allowance for credit losses to:
Total loans and leases	1.11	1.11	1.72
Non-performing loans and leases	94.6	80.7	65.9

Included in the loan and lease portfolio are loans for which DNB has ceased the accrual of interest.  If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
(Dollars in thousands)	2014	2013	2013
Interest income which would have been
recorded under original terms	$232	$580	$378
Interest income recorded during the period	3	3	3
Net impact on interest income	$229	$577	$375

As of June 30, 2014, DNB had one commercial mortgage classified as a TDR totaling $2,269,000, compared to one commercial mortgage classified as a TDR totaling $2,272,000 (the same loan) at December 31, 2013.  The rate on this loan was modified and the terms of the loans were changed to interest only while the project was being built out.  The loan was extended and there was no reduction of principal.  The balance of the loan prior to modification was $2,272,000 and the balance after the modification was $2,272,000.  During the six months ended June  30, 2014, there were no defaults on any terms of this loan.

As of June 30, 2014, DNB had one consumer home equity loan classified as a TDR totaling $102,000, compared to no such loans at December 31, 2013.  The monthly payment on this loan was reduced for 36 months and the borrower will resume making contractual payments at the end of this period. The loan was extended and there was no reduction of principal.  The balance of the loan prior to modification was $102,000 and the balance after the modification was $102,000.  During the six months ended June 30, 2014, there were no defaults on any terms of this loan.

Impaired loans are measured for impairment using the fair value of the collateral for collateral dependent loans.  Information regarding impaired loans is presented as follows:

	At and For the	At and For the	At and For the
	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
(Dollars in thousands)	2014	2013	2013
Total recorded investment	$7,198	$7,858	$10,218
Impaired loans with a specific allowance	1,384	2,095	5,457
Impaired loans without a specific allowance	5,814	5,763	4,761
Average recorded investment	7,604	10,309	12,728
Specific allowance allocation	300	379	1,926
Total principal and interest collected	272	872	819
Interest income recorded	3	3	3

LIQUIDITY AND CAPITAL RESOURCES

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes.  DNB’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding.  As part of its liquidity management, DNB maintains assets that comprise its primary liquidity, which totaled $99.3 million at June 30, 2014 compared to $107.7 million at December 31, 2013.  Primary liquidity includes investments, Federal funds sold and cash and due from banks, less pledged securities.  DNB also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.

 In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs.  Through these relationships, DNB had available credit of approximately $256.8 million at June 30, 2014.  As a member of the FHLB, we are eligible to borrow up to a specific credit limit which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of June 30, 2014, our Maximum Borrowing Capacity with the FHLB was $223.8 million. At June 30, 2014, DNB had borrowed $10.0 million and the FHLB had issued letters of credit, on DNB's behalf, totaling $20.0 million against its available credit lines. At June 30, 2014, we also had available $33.0 million of unsecured federal funds lines of credit with other financial institutions as well as $22.3 million of available short or long term funding through the Certificate of Deposit Account Registry Service (CDARS) program. Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

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

At June 30, 2014, DNB had $103.5 million in un-funded loan commitments.  Management anticipates these commitments will be funded by means of normal cash flows. Certificates of deposit greater than or equal to $100,000 scheduled to mature in one year or less from June 30, 2014 totaled $34.4 million.  Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in cash and cash equivalents or by pay-downs and maturities of loans and investments.

The Corporation and the Bank have each met the definition of “well capitalized” for regulatory purposes on June 30, 2014.  The Bank’s capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of the Corporation’s or the Bank’s overall financial condition or prospects. The Corporation’s capital exceeds the FRB’s minimum leverage ratio requirements for bank holding companies (see additional discussion included in Footnote 16 of DNB’s December 31, 2013 Form 10-K).

Under federal banking laws and regulations, DNB and the Bank are required to maintain minimum capital as determined by certain regulatory ratios. Capital adequacy for regulatory purposes, and the capital category assigned to an institution by its regulators, may be determinative of an institution’s overall financial condition.

The following table summarizes data and ratios pertaining to the Corporation and the Bank's capital structure.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation
June 30, 2014
Total risk-based capital	$76,905	15.9%	$38,634	8.0%	N/A	N/A
Tier 1 risk-based capital	71,858	14.9	19,317	4.0	N/A	N/A
Tier 1 (leverage) capital	71,858	10.8	26,716	4.0	N/A	N/A
December 31, 2013
Total risk-based capital	$74,505	16.4%	$36,338	8.0%	N/A	N/A
Tier 1 risk-based capital	69,727	15.4	18,169	4.0	N/A	N/A
Tier 1 (leverage) capital	69,727	10.6	26,295	4.0	N/A	N/A
DNB First, N.A.
June 30, 2014
Total risk-based capital	$76,900	15.9%	$38,601	8.0%	$48,252	10.0%
Tier 1 risk-based capital	71,853	14.9	19,301	4.0	28,951	6.0
Tier 1 (leverage) capital	71,853	10.8	26,698	4.0	33,373	5.0
December 31, 2013
Total risk-based capital	$74,527	16.4%	$36,306	8.0%	$45,381	10.0%
Tier 1 risk-based capital	69,749	15.4	18,152	4.0	27,229	6.0
Tier 1 (leverage) capital	69,749	10.6	26,314	4.0	32,893	5.0

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes an Economic Value of Equity ("EVE") model.  The EVE model measures the potential price risk of equity to changes in interest rates and factors in the optionality included on the balance sheet.  EVE analysis is used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points.  The EVE is likely to be different if rates change.  Results falling outside prescribed ranges may require action by management.  At June 30, 2014 and December 31, 2013, DNB's variance in the EVE as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the following table. The change as a percentage of the present value of equity with a 200 basis point increase was within DNB's negative 25% guideline at June 30, 2014 and December 31, 2013.

(Dollars in thousands)	June 30, 2014			December 31, 2013
Change in rates	Flat	-200bp	+200bp	Flat	-200bp	+200bp
EVE	$80,653	$80,162	$69,614	$71,853	$73,065	$62,246
Change		(491)	(11,039)		1,212	(9,607)
Change as % of assets		(0.1%)	(1.6%)		0.2%	(1.5%)
Change as % of PV equity		(0.6%)	(13.7%)		1.7%	(13.4%)

ITEM 4- CONTROLS AND PROCEDURES

DNB’s Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2014, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, Management has concluded that DNB’s current disclosure controls and procedures are effective.

Management of DNB is responsible for establishing and maintaining adequate internal control over financial reporting for DNB, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  There was no change in DNB’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, DNB’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Neither DNB nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material legal proceedings other than ordinary routine litigation incident to their businesses.

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended June 30, 2014. The following table provides information on repurchases by DNB of its common stock in each month of the quarter ended June 30, 2014:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	Per Share	or Programs	Programs (a)

April 1, 2014 – April 30, 2014	-	$-	-	$63,016

May 1, 2014 – May 31, 2014	-	-	-	$63,016

June 1, 2014 – June 30, 2014	-	-	-	$63,016

Total	-	$-	-	$63,016

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

10.1	Change of Control Agreement among DNB Financial Corporation, DNB First, N.A. and Vincent Liuzzi, filed herewith.
31.1	Rule 13a-14(a)/15d-14 (a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14 (a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

overmber
DNB FINANCIAL CORPORATION

August 11, 2014	BY:	/s/ William S. Latoff
William S. Latoff, Chairman of the Board and Chief Executive Officer

August 11, 2014	BY:	/s/ Gerald F. Sopp
Gerald F. Sopp, Chief Financial Officer and Executive Vice President

Exhibit Number	Exhibit Index Description
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

10.1	Change of Control Agreement among DNB Financial Corporation, DNB First, N.A. and Vincent Liuzzi, filed herewith.
31.1	Rule 13a-14(a)/15d-14 (a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14 (a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document