Form 10-Q
period 2014-09-30
DNB FINANCIAL CORP /PA/
filed 2014-11-10
CIK 713671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: September 30, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 Par Value) (Class)	2,776,624 (Shares Outstanding as of November 10, 2014)

DNB FINANCIAL CORPORATION AND SUBSIDIARY

INDEX

	PART I - FINANCIAL INFORMATION	PAGE NO

ITEM 1.	FINANCIAL STATEMENTS (Unaudited):

	CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	September 30, 2014 and December 31, 2013	3

	CONSOLIDATED STATEMENTS OF INCOME
	Three and Nine-Months Ended September 30, 2014 and 2013	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three and Nine-Months Ended September 30, 2014 and 2013	5

	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	6
	Nine-Months Ended September 30, 2014 and 2013

	CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine-Months Ended September 30, 2014 and 2013	7

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	30

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	46

ITEM 4.	CONTROLS AND PROCEDURES	47

	PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	47

ITEM 1A.	RISK FACTORS	47

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	47

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	48

ITEM 4.	MINE SAFETY DISCLOSURES	48

ITEM 5.	OTHER INFORMATION	48

ITEM 6.	EXHIBITS	48

SIGNATURES		49

EXHIBIT INDEX

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

DNB Financial Corporation and Subsidiary

Consolidated Statements of Financial Condition (Unaudited)

	September 30,	December 31,
(Dollars in thousands, except share and per share data)	2014	2013
Assets
Cash and due from banks	$23,891	$32,710
Federal Funds Sold	-	1,350
Cash and cash equivalents	23,891	34,060
Available-for-sale investment securities at fair value (amortized cost of $137,431 and $124,118)	135,926	121,659
Held-to-maturity investment securities (fair value of $62,761 and $63,402)	62,160	65,299
Total investment securities	198,086	186,958
Loans and leases	449,407	415,354
Allowance for credit losses	(4,887)	(4,623)
Net loans and leases	444,520	410,731
Restricted stock	2,867	2,903
Office property and equipment, net	7,825	8,218
Accrued interest receivable	2,277	2,297
Other real estate owned & other repossessed property	901	1,096
Bank owned life insurance (BOLI)	9,037	8,863
Core deposit intangible	86	111
Net deferred taxes	3,696	3,788
Other assets	2,234	2,448
Total assets	$695,420	$661,473
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$116,758	$101,853
Interest-bearing deposits:
NOW	173,168	170,427
Money market	143,771	130,835
Savings	64,550	60,090
Time	80,898	95,542
Brokered deposits	10,221	-
Total deposits	589,366	558,747
Federal Home Loan Bank of Pittsburgh (FHLBP) advances	10,000	10,000
Repurchase agreements	19,330	19,854
Junior subordinated debentures	9,279	9,279
Other borrowings	514	541
Total borrowings	39,123	39,674
Accrued interest payable	301	376
Other liabilities	4,267	4,093
Total liabilities	633,057	602,890
Stockholders’ Equity
Preferred stock, $10.00 par value;
1,000,000 shares authorized; $1,000 liquidation preference per share; 13,000 issued	13,000	12,995
Common stock, $1.00 par value;
10,000,000 shares authorized; 2,901,510 and 2,896,703 issued, respectively; 2,772,374 and 2,753,931 outstanding, respectively	2,925	2,910
Treasury stock, at cost; 129,136 and 142,772 shares, respectively	(2,379)	(2,629)
Surplus	34,648	34,441
Retained earnings	15,908	13,239
Accumulated other comprehensive loss	(1,739)	(2,373)
Total stockholders’ equity	62,363	58,583
Total liabilities and stockholders’ equity	$695,420	$661,473

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Interest Income:
Interest and fees on loans and leases	$4,948	$4,700	$14,610	$14,399
Interest and dividends on investment securities:
Taxable	671	713	2,120	2,114
Exempt from federal taxes	275	284	826	816
Interest on cash and cash equivalents	11	26	28	55
Total interest and dividend income	5,905	5,723	17,584	17,384
Interest Expense:
Interest on NOW, money market and savings	121	184	408	566
Interest on time deposits	149	256	566	824
Interest in brokered deposits	23	-	28	-
Interest on FHLB advances	148	150	443	504
Interest on repurchase agreements	10	11	29	36
Interest on junior subordinated debentures	75	75	221	227
Interest on other borrowings	18	19	55	57
Total interest expense	544	695	1,750	2,214
Net interest income	5,361	5,028	15,834	15,170
Provision for credit losses	300	1,600	930	2,155
Net interest income after provision for credit losses	5,061	3,428	14,904	13,015
Non-interest Income:
Service charges	303	329	935	989
Wealth management	343	345	979	937
Mortgage banking	30	-	30	-
Increase in cash surrender value of BOLI	58	60	174	176
Gain on sale of investment securities, net	86	281	423	495
Gain on sale of SBA loans	-	-	-	162
Other fees	307	308	919	922
Total non-interest income	1,127	1,323	3,460	3,681
Non-interest Expense:
Salaries and employee benefits	2,431	2,405	7,406	7,020
Furniture and equipment	311	280	974	844
Occupancy	497	485	1,637	1,496
Professional and consulting	296	306	920	886
Advertising and marketing	149	143	500	470
Printing and supplies	42	27	129	115
FDIC insurance	123	112	355	375
PA shares tax	151	153	451	460
Telecommunications	68	56	188	171
Postage	17	18	59	59
Loss on sale or write down of OREO, net	-	-	7	28
Other expenses	447	469	1,274	1,190
Total non-interest expense	4,532	4,454	13,900	13,114
Income before income tax expense (benefit)	1,656	297	4,464	3,582
Income tax expense (benefit)	427	(36)	1,111	824
Net income	$1,229	$333	$3,353	$2,758
Preferred stock dividends and accretion of discount	33	38	103	111
Net income available to Common Shareholders	$1,196	$295	$3,250	$2,647
Earnings per common share:
Basic	$0.43	$0.11	$1.18	$0.97
Diluted	$0.43	$0.10	$1.16	$0.95
Cash dividends per common share	$0.07	$0.07	$0.21	$0.21
Weighted average common shares outstanding:
Basic	2,769,451	2,749,748	2,763,597	2,738,629
Diluted	2,816,703	2,788,489	2,809,691	2,774,754

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Net income	$1,229	$333	$3,353	$2,758
Other Comprehensive (Loss) Income:
Unrealized holding (losses) gains arising during the period
Before tax amount	(647)	431	1,377	(1,730)
Tax effect	220	(146)	(468)	588
Net of tax	(427)	285	909	(1,142)
Accretion of discount on AFS to HTM reclassification(1)
Before tax amount	2	5	6	19
Tax effect(2)	-	(2)	(2)	(6)
Net of tax	2	3	4	13
Less reclassification for gains included in net income
Before tax amount	(86)	(281)	(423)	(495)
Tax effect(2)	29	95	144	168
Net of tax	(57)	(186)	(279)	(327)
Total other comprehensive (loss) income	(482)	102	634	(1,456)
Total comprehensive income	$747	$435	$3,987	$1,302
(1) Amounts are included in interest and dividends on investment securities in the consolidated statements of income.
(2) Amounts are included in income tax expense (benefit) in the consolidated statements of income.

See accompanying notes to unaudited consolidated financial statements.

DNB FINANCIAL CORPORATION AND Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

						Accumulated
						Other
	Preferred	Common	Treasury		Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at January 1, 2014	$12,995	$2,910	$(2,629)	$34,441	$13,239	$(2,373)	$58,583
Net income for nine months ended September 30, 2014	-	-	-	-	3,353	-	3,353
Other comprehensive income	-	-	-	-	-	634	634
SBLF issuance costs accretion	5	-	-	-	(5)	-	-
Restricted stock compensation expense	-	10	-	148	-	-	158
Exercise of stock options (4,807 shares)	-	5	-	12	-	-	17
Taxes on exercise of stock options	-	-	-	(24)	-	-	(24)
Stock option compensation expense	-	-	-	42	-	-	42
Cash dividends - common ($0.21 per share)	-	-	-	-	(581)	-	(581)
Cash dividends SBLF preferred	-	-	-	-	(98)	-	(98)
Sale of treasury shares to 401(k) (9,071 shares)	-	-	166	19	-	-	185
Sale of treasury shares to deferred comp. plan (4,565 shares)	-	-	84	10	-	-	94
Balance at September 30, 2014	$13,000	$2,925	$(2,379)	$34,648	$15,908	$(1,739)	$62,363

						Accumulated
						Other
	Preferred	Common	Treasury		Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at January 1, 2013	$12,978	$2,899	$(2,999)	$34,274	$10,236	$(683)	$56,705
Net income for nine months ended September 30, 2013	-	-	-	-	2,758	-	2,758
Other comprehensive loss	-	-	-	-	-	(1,456)	(1,456)
SBLF issuance costs accretion	12	-	-	-	(12)	-	-
Restricted stock compensation expense	-	9	-	94	-	-	103
Stock option compensation expense	-	-	-	51	-	-	51
Cash dividends - common ($0.21 per share)	-	-	-	-	(576)	-	(576)
Cash dividends SBLF preferred	-	-	-	-	(99)	-	(99)
Sale of treasury shares to 401(k) (10,663 shares)	-	-	197	(23)	-	-	174
Sale of treasury shares to deferred comp. plan (5,320 shares)	-	-	98	(11)	-	-	87
Balance at September 30, 2013	$12,990	$2,908	$(2,704)	$34,385	$12,307	$(2,139)	$57,747

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2014	2013
Cash Flows From Operating Activities:
Net income	$3,353	$2,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,370	1,609
Provision for credit losses	930	2,155
Stock based compensation	200	154
Net gain on sale of securities	(423)	(495)
Net loss on sale and write down of OREO and other repossessed property	7	28
Earnings from investment in BOLI	(174)	(176)
Deferred tax benefit	(234)	-
Proceeds from sales of loans	1,183	2,740
Loans originated for sale	(1,153)	(2,577)
Gain on sale of loans	(30)	(163)
Decrease in accrued interest receivable	20	6
Decrease in other assets	216	1,190
Decrease in accrued interest payable	(75)	(92)
Increase in other liabilities	174	252
Net Cash Provided By Operating Activities	5,364	7,389
Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Sales	34,970	30,960
Maturities, repayments and calls	20,317	18,115
Purchases	(68,991)	(52,739)
Activity in held-to-maturity securities:
Sales	1,613	-
Maturities, repayments and calls	1,675	4,717
Purchases	-	(4,714)
Net decrease in restricted stock	36	522
Net increase in loans and leases	(34,830)	(10,533)
Net purchases of property and equipment, less proceeds from disposals	(283)	(393)
Proceeds from sale of OREO and other repossessed property	299	123
Net Cash Used in Investing Activities	(45,194)	(13,942)
Cash Flows From Financing Activities:
Net increase in deposits	30,619	21,434
Repayment of FHLBP advances	-	(10,000)
Net decrease in repurchase agreements	(524)	(2,372)
Decrease in other borrowings	(27)	(23)
Dividends paid	(679)	(675)
Proceeds from the exercise of stock options	17	-
Taxes on exercise of stock options	(24)	-
Sale of treasury stock	279	261
Net Cash Provided by Financing Activities	29,661	8,625
Net Change in Cash and Cash Equivalents	(10,169)	2,072
Cash and Cash Equivalents at Beginning of Period	34,060	17,149
Cash and Cash Equivalents at End of Period	$23,891	$19,221
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,825	$2,306
Income taxes	722	1,578
Supplemental Disclosure of Non-cash Flow Information:
Transfers from loans and leases to real estate owned and other repossessed property	111	3,105

See accompanying notes to unaudited consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, DNB First, National Association (the "Bank") have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior amounts not affecting net income are reclassified when necessary to conform to current period classifications. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results which may be expected for the entire year.  The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2013.

Subsequent Events-- Management has evaluated events and transactions occurring subsequent to September 30, 2014 for items that should potentially be recognized or disclosed in these Consolidated Financial Statements. The evaluation was conducted through the date these financial statements were issued.

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

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2: INVESTMENT SECURITIES

The amortized cost and fair values of investment securities, as of the dates indicated, are summarized as follows:

	September 30, 2014
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$7,670	$202	$-	$7,872
Government Sponsored Entities (GSE) mortgage-backed securities	3,775	118	-	3,893
Corporate bonds	6,261	497	-	6,758
Collateralized mortgage obligations GSE	3,860	-	(60)	3,800
State and municipal tax-exempt	40,594	455	(611)	40,438
Total	$62,160	$1,272	$(671)	$62,761

Available For Sale
US Government agency obligations	$27,443	$-	$(191)	$27,252
GSE mortgage-backed securities	70,016	50	(466)	69,600
Collateralized mortgage obligations GSE	21,496	12	(787)	20,721
Corporate bonds	17,840	19	(130)	17,729
State and municipal tax-exempt	609	-	(1)	608
Equity securities	27	2	(13)	16
Total	$137,431	$83	$(1,588)	$135,926

	December 31, 2013
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$7,494	$75	$-	$7,569
Government Sponsored Entities (GSE) mortgage-backed securities	5,934	200	-	6,134
Corporate bonds	6,357	249	-	6,606
Collateralized mortgage obligations GSE	4,903	10	(89)	4,824
State and municipal tax-exempt	40,611	83	(2,425)	38,269
Total	$65,299	$617	$(2,514)	$63,402

Available For Sale
US Government agency obligations	$30,522	$4	$(583)	$29,943
GSE mortgage-backed securities	49,448	180	(698)	48,930
Collateralized mortgage obligations GSE	23,836	18	(968)	22,886
Corporate bonds	16,944	-	(394)	16,550
State and municipal tax-exempt	2,091	-	(19)	2,072
Certificates of deposit	1,250	10	-	1,260
Equity securities	27	2	(11)	18
Total	$124,118	$214	$(2,673)	$121,659

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The following table details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at September 30, 2014 and December 31, 2013.

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	September 30, 2014
			Fair Value	Unrealized	Fair Value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
Collateralized mortgage obligations GSE	$3,800	$(60)	$3,800	$(60)	$-	$-
State and Municipal tax-exempt	22,002	(611)	5,148	(6)	16,854	(605)
Total	$25,802	$(671)	$8,948	$(66)	$16,854	$(605)
Available For Sale
US Government agency obligations	$17,052	$(191)	$2,505	$(5)	$14,547	$(186)
GSE mortgage-backed securities	62,496	(466)	55,282	(249)	7,214	(217)
Collateralized mortgage obligations GSE	16,308	(787)	2,363	(64)	13,945	(723)
Corporate bonds	12,685	(130)	8,748	(43)	3,937	(87)
State and Municipal tax-exempt	608	(1)	-	-	608	(1)
Equity securities	11	(13)	-	-	11	(13)
Total	$109,160	$(1,588)	$68,898	$(361)	$40,262	$(1,227)

	December 31, 2013
			Fair Value	Unrealized	Fair Value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
Collateralized mortgage obligations GSE	$2,530	$(89)	$2,530	$(89)	$-	$-
State and municipal tax-exempt	29,142	(2,425)	17,434	(727)	11,708	(1,698)
Total	$31,672	$(2,514)	$19,964	$(816)	$11,708	$(1,698)
Available For Sale
US Government agency obligations	$24,931	$(583)	$24,931	$(583)	$-	$-
GSE mortgage-backed securities	38,255	(698)	38,255	(698)	-	-
Collateralized mortgage obligations GSE	21,416	(968)	20,336	(959)	1,080	(9)
Corporate bonds	16,549	(394)	10,968	(223)	5,581	(171)
State and municipal tax-exempt	1,072	(19)	300	(6)	772	(13)
Equity securities	12	(11)	-	-	12	(11)
Total	$102,235	$(2,673)	$94,790	$(2,469)	$7,445	$(204)

As of September 30, 2014, there were twenty-eight mortgage-backed securities, seven corporate bonds, ten U.S. agency obligations, seventeen collateralized mortgage obligations, thirty tax-exempt municipalities, and five equity securities which were in an unrealized loss position. DNB does not intend to sell these securities and management of DNB does not expect to be required to sell any of these securities prior to a recovery of its cost basis. Management has reviewed all of these securities and believes that DNB will collect all principal and interest that is due on debt securities on a timely basis.  Management does not believe any individual unrealized loss as of September 30, 2014 represents an other-than-temporary impairment (OTTI). DNB reviews its investment portfolio on a quarterly basis judging each investment for OTTI. The OTTI analysis focuses on condition of the issuers as well as duration and severity of impairment in determining OTTI. As of September 30, 2014, the following securities were reviewed:

Collateralized mortgage obligations GSE  There are seventeen impaired securities classified as collateralized mortgage obligations,  eleven of which were impaired for more than 12 months. All of these securities were issued and insured by FNMA, FHLMC or GNMA. DNB receives monthly principal and interest payments on all of these securities on a timely basis and none of these agencies has ever defaulted on mortgage-backed principal or interest. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from September 30, 2014 levels. Management concluded that these securities were not other-than-temporarily impaired at September 30, 2014.

State and municipal tax-exempt There are thirty impaired securities in this category, which are comprised of intermediate to long-term municipal bonds,  twenty-six of which were impaired for more than 12 months. All of the issues carry an “A” or better

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

underlying credit rating and/or have strong underlying fundamentals; included but not limited to annual financial reports, geographic location, population and debt ratios. In certain cases, options for calls reduce the effective duration and in turn, future market value fluctuations. All issues are performing and are expected to continue to perform in accordance with their respective contractual terms and conditions. There have not been disruptions of any payments, associated with any of these municipal securities. These bonds are investment grade and the value decline is related to the changes in interest rates.  Of the thirty municipal securities, there are eighteen insured school districts, nine uninsured school districts, and three uninsured townships, all of which have strong underlying ratings. Management concluded that these securities were not other-than-temporarily impaired at September 30, 2014.

US Government agency obligations  There are ten impaired securities classified as agencies,  eight of which were impaired for more than 12 months. All of these securities were issued and insured by FHLB, FNMA, or FHLMC. DNB has received timely interest payments on all of these securities and none of these agencies has ever defaulted on their bonds. DNB anticipates a recovery in the market value as the securities approach their maturity dates. Management concluded that these securities were not other-than-temporarily impaired at September 30, 2014.

GSE mortgage-backed securities  There are twenty-eight impaired bonds classified as GSE mortgage-backed securities,  four of which were impaired for more than 12 months. All of these securities were issued and insured by FNMA, FHLMC, or GNMA. DNB receives monthly principal and interest payments on all of these securities on a timely basis and none of these agencies has ever defaulted on principal or interest. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from September 30, 2014 levels. Management concluded that these securities were not other-than-temporarily impaired at September 30, 2014.

Corporate Securities There were seven impaired bonds classified as corporate bonds,  two of which were impaired for more than 12 months. The bonds are investment grade and the value decline is related to the changes in interest rates that occurred since the time of purchase and subsequent changes in spreads affecting the market prices. All of the issues carry an "A" or better underlying credit support and were evaluated on the basis on their underlying fundamentals; included but not limited to annual financial reports, rating agency reports, capital strength and debt ratios. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from September 30, 2014 levels. Management concluded that these securities were not other-than-temporarily impaired at September 30, 2014.

Equity securities.  DNB’s investment in five marketable equity securities consists primarily of securities in common stock of community banks in Pennsylvania, all of which were impaired for more than 12 months. The severity and duration of the impairment are driven by higher collateral losses, wider credit spreads, and changes in interest rates within the financial services sector. DNB evaluated the prospects of all issuers in relation to the severity and duration of the impairment. These securities have been adversely impacted by the effects of the current economic environment on the financial services industry. We evaluated each of the underlying banks for credit impairment based on its financial condition and performance. Based on our evaluation and expectation that these investments will recover within a reasonable period of time, management does not consider these investments to be other-than-temporarily impaired at September 30, 2014.

The amortized cost and fair value of investment securities as of September 30,  2014, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid without penalties.

	Held to Maturity		Available for Sale
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$-	$-	$3,531	$3,526
Due after one year through five years	1,003	991	32,077	31,837
Due after five years through ten years	32,433	33,102	65,822	65,587
Due after ten years	28,724	28,668	35,974	34,960
No stated maturity	-	-	27	16
Total investment securities	$62,160	$62,761	$137,431	$135,926

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The principal value of investments securites sold as of the dates indicated are shown below. The HTM securities that were sold during the nine months ended September 30, 2014 were permissible because DNB collected greater than 85% of the original recorded investment on the HTM securities prior to the sale.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Available for sale securities sold	$6,635	$8,412	$34,970	$30,960
Held to maturity securities sold	385	-	1,613	-
Total sold securities	$7,020	$8,412	$36,583	$30,960

Gains and losses resulting from investment sales, redemptions or calls were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Gross realized gains-AFS	$81	$281	$375	$752
Gross realized gains-HTM	5	-	73	-
Gross realized losses-AFS	-	-	(25)	(257)
Net realized gain	$86	$281	$423	$495

At September 30, 2014 and December 31, 2013, investment securities with a carrying value of approximately $143.9 million and $116.2 million, respectively, were pledged to secure public funds, repurchase agreements and for other purposes as required by law.

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3: LOANS

The following table sets forth information concerning the composition of total loans and leases outstanding, as of the dates indicated.

(Dollars in thousands)	September 30, 2014	December 31, 2013
Residential mortgage	$25,810	$24,677
Commercial mortgage	257,608	234,599
Commercial:
Commercial term	87,396	89,279
Commercial construction	26,018	19,117
Lease financing	-	2
Consumer:
Home equity	46,798	41,418
Other	5,777	6,262
Total loans and leases	$449,407	$415,354
Less allowance for credit losses	(4,887)	(4,623)
Net loans and leases	$444,520	$410,731

Information concerning non-accrual loans are shown in the following tables:

			Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
(Dollars in thousands)	December 31, 2013	September 30, 2014	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income
Non-accrual loans:
Residential mortgage	$2,250	$2,117	$21	$-	$21	$45	$-	$45
Commercial mortgage	266	1,131	9	-	9	18	-	18
Commercial:
Commercial term	-	200	1	-	1	1	-	1
Commercial construction	2,554	2,043	87	-	87	267	-	267
Lease financing	-	-	-	-	-	-	-	-
Consumer:
Home Equity	434	343	5	-	5	19	3	16
Other	82	94	5	-	5	10	-	10
Total non-accrual loans	$5,586	$5,928	$128	$-	$128	$360	$3	$357
Loans 90 days past due and accruing	141	105
Total non-performing loans	$5,727	$6,033

		Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
(Dollars in thousands)	September 30, 2013	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income
Non-accrual loans:
Residential mortgage	$2,257	$16	$-	$16	$51	$-	$51
Commercial mortgage	281	41	-	41	155	-	155
Commercial:
Commercial term	-	-	-	-	4	-	4
Commercial construction	2,554	87	-	87	299	-	299
Lease financing	-	-	-	-	1	-	1
Consumer:
Home Equity	60	1	-	1	4	-	4
Other	102	3	-	3	12	3	9
Total non-accrual loans	$5,254	$148	$-	$148	$526	$3	$523
Loans 90 days past due and accruing	335
Total non-performing loans	$5,589

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4: ALLOWANCE FOR CREDIT LOSSES

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a scheduled payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of September 30, 2014 and December 31, 2013.

Age Analysis of Past Due Loans Receivable

September 30, 2014
							Loans
							Receivable
	30-59	60-89	Greater			Total	> 90
	Days Past	Days Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivable	Accruing
Residential mortgage	$943	$145	$2,144	$3,232	$22,578	$25,810	$105
Commercial mortgage	2	166	35	203	257,405	257,608	-
Commercial:
Commercial term	30	-	-	30	87,366	87,396	-
Commercial construction	-	-	2,043	2,043	23,975	26,018	-
Lease financing	-	-	-	-	-	-	-
Consumer:
Home equity	160	-	268	428	46,370	46,798	-
Other	68	-	94	162	5,615	5,777	-
Total	$1,203	$311	$4,584	$6,098	$443,309	$449,407	$105

December 31, 2013
							Loans
							Receivable
	30-59	60-89	Greater			Total	> 90
	Days Past	Days Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivable	Accruing
Residential mortgage	$507	$865	$1,757	$3,129	$21,548	$24,677	$-
Commercial mortgage	358	192	74	624	233,975	234,599	-
Commercial:
Commercial term	50	-	-	50	89,229	89,279	-
Commercial construction	-	-	2,554	2,554	16,563	19,117	-
Lease financing	-	-	2	2	-	2	2
Consumer:
Home equity	-	50	376	426	40,992	41,418	67
Other	80	-	77	157	6,105	6,262	72
Total	$995	$1,107	$4,840	$6,942	$408,412	$415,354	$141

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize information in regards to impaired loans by loan portfolio class as of and for the three and nine months ended September 30, 2014 and as of and for the year ended December 31, 2013.

Impaired Loans

	September 30, 2014			December 31, 2013
	Recorded	Unpaid	Related	Recorded	Unpaid	Related
	Investment	Principal	Allowance	Investment	Principal	Allowance
(Dollars in thousands)		Balance			Balance
With no related allowance recorded:
Residential mortgage	$2,117	$2,763	$-	$2,250	$2,848	$-
Commercial mortgage	3,428	3,509	-	2,502	2,574	-
Commercial:
Commercial term	-	-	-	-	3	-
Commercial construction	2,156	6,853	-	499	3,355	-
Consumer:
Home equity	458	472	-	434	442	-
Other	94	94	-	78	78	-
Total	$8,253	$13,691	$-	$5,763	$9,300	$-
With allowance recorded:
Residential mortgage	-	-	-	-	-	-
Commercial mortgage	-	-	-	36	36	14
Commercial:
Commercial term	200	200	121	-	-	-
Commercial construction	-	-	-	2,055	3,386	361
Consumer:
Home equity	-	-	-	-	-	-
Other	-	-	-	4	4	4
Total	$200	$200	$121	$2,095	$3,426	$379
Total:
Residential mortgage	2,117	2,763	-	2,250	2,848	-
Commercial mortgage	3,428	3,509	-	2,538	2,610	14
Commercial:
Commercial term	200	200	121	-	3	-
Commercial construction	2,156	6,853	-	2,554	6,741	361
Consumer:
Home equity	458	472	-	434	442	-
Other	94	94	-	82	82	4
Total	$8,453	$13,891	$121	$7,858	$12,726	$379

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Residential mortgage	$1,926	$-	$2,472	$-	$1,899	$-	$2,428	$-
Commercial mortgage	2,964	29	1,218	-	2,736	76	1,897	-
Commercial:
Commercial term	-	-	-	-	-	-	-	-
Commercial construction	1,625	-	1,277	-	1,211	-	1,184	-
Lease financing	-	-	-	-	-	-	14	-
Consumer:
Home equity	459	1	60	-	437	7	62	-
Other	61	-	102	-	54	-	124	3
Total	$7,034	$30	$5,129	$-	$6,337	$83	$5,709	$3
With allowance recorded:
Residential mortgage	-	-	-	-	188	-	80	-
Commercial mortgage	-	-	566	-	18	-	1,837	-
Commercial:
Commercial term	100	-	-	-	50	-	50	-
Commercial construction	656	-	2,163	-	1,170	-	3,245	-
Lease financing	-	-	-	-	-	-	-	-
Consumer:
Home equity	-	-	-	-	-	-	-	-
Other	36	-	-	-	53	-	-	-
Total	$792	$-	$2,729	$-	$1,479	$-	$5,212	$-
Total:
Residential mortgage	1,926	-	2,472	-	2,087	-	2,508	-
Commercial mortgage	2,964	29	1,784	-	2,754	76	3,734	-
Commercial:
Commercial term	100	-	-	-	50	-	50	-
Commercial construction	2,281	-	3,440	-	2,381	-	4,429	-
Lease financing	-	-	-	-	-	-	14	-
Consumer:
Home equity	459	1	60	-	437	7	62	-
Other	97	-	102	-	107	-	124	3
Total	$7,826	$30	$7,858	$-	$7,816	$83	$10,921	$3

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within DNB’s internal risk rating system as of September 30, 2014 and December 31, 2013.

Credit Quality Indicators

	September 30, 2014
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$23,413	$-	$2,397	$-	$25,810
Commercial mortgage	247,899	405	9,304	-	257,608
Commercial:
Commercial term	81,831	72	5,493	-	87,396
Commercial construction	21,777	-	4,241	-	26,018
Lease financing	-	-	-	-	-
Consumer:
Home equity	46,306	-	492	-	46,798
Other	5,683	-	94	-	5,777
Total	$426,909	$477	$22,021	$-	$449,407

	December 31, 2013
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$22,142	$-	$2,535	$-	$24,677
Commercial mortgage	224,868	5,028	4,703	-	234,599
Commercial:
Commercial term	88,657	419	203	-	89,279
Commercial construction	16,450	-	1,967	700	19,117
Lease financing	2	-	-	-	2
Consumer:
Home equity	40,940	-	478	-	41,418
Other	6,180	-	82	-	6,262
Total	$399,239	$5,447	$9,968	$700	$415,354

As of September 30, 2014, DNB had one commercial mortgage classified as a TDR totaling $2,269,000, compared to one commercial mortgage classified as a TDR totaling $2,272,000 (the same loan) at December 31, 2013.  The rate on this loan was modified and the terms of the loans were changed to interest only while the project was being built out.  The loan commenced normal principal and interest payments in June 2014.  The loan was extended and there was no reduction of principal.  The balance of the loan prior to modification was $2,272,000 and the balance after the modification was $2,272,000.  During the three and nine months ended September 30, 2014, there were no defaults on any terms of this loan. DNB had no TDRs as of September 30, 2013.

As of September 30, 2014, DNB had one consumer home equity loan classified as a TDR totaling $102,000, compared to no such loans at December 31, 2013.  The monthly payment on this loan was reduced for 36 months and the borrower will resume making contractual payments at the end of this period. The loan was extended and there was no reduction of principal.  This loan was classified a TDR in June of 2014. The balance of the loan prior to modification was $102,000 and the balance after the modification was $102,000.  During the three and nine months ended September 30, 2014, there were no defaults on any terms of this loan.

Loans classified as TDR, are considered impaired. The following tables set forth the composition of DNB’s allowance for credit losses as of September 30, 2014 and December 31, 2013, the activity for the three and nine months ended September 30, 2014 and 2013 and as of and for the year ended December 31, 2013.

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Allowance for Credit Losses and Recorded Investment in Loans Receivables

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	mortgage	mortgage	term	construction	financing	home equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - July 1, 2014	$315	$2,131	$641	$1,019	$-	$176	$98	$507	$4,887
Charge-offs	(59)	-	(13)	(250)	(1)	-	(71)	-	(394)
Recoveries	-	-	-	93	1	-	-	-	94
Provisions	63	53	121	(86)	-	-	44	105	300
Ending balance - September 30, 2014	$319	$2,184	$749	$776	$-	$176	$71	$612	$4,887

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	mortgage	mortgage	term	construction	financing	home equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2014	$285	$2,010	$621	$1,033	$-	$156	$78	$440	$4,623
Charge-offs	(159)	(8)	(31)	(511)	(1)	-	(82)	-	(792)
Recoveries	5	-	2	103	7	-	9	-	126
Provisions	188	182	157	151	(6)	20	66	172	930
Ending balance - September 30, 2014	$319	$2,184	$749	$776	$-	$176	$71	$612	$4,887

Ending balance: individually evaluated for impairment	$-	$-	$121	$-	$-	$-	$-	$-	$121

Ending balance: collectively evaluated for impairment	$319	$2,184	$628	$776	$-	$176	$71	$612	$4,766
Loans receivables:
Ending balance	$25,810	$257,608	$87,396	$26,018	$-	$46,798	$5,777		$449,407

Ending balance: individually evaluated for impairment	$2,117	$3,428	$200	$2,156	$-	$458	$94		$8,453

Ending balance: collectively evaluated for impairment	$23,693	$254,180	$87,196	$23,862	$-	$46,340	$5,683		$440,954

Reserve for unfunded loan commitments included in other liabilities	$-	$9	$85	$40	$-	$11	$-		$145

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	mortgage	mortgage	term	construction	financing	home equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - July 1, 2013	$309	$3,110	$484	$2,004	$-	$181	$80	$522	$6,690
Charge-offs	1	(322)	(13)	(3,648)	-	-	(12)	-	(3,994)
Recoveries	5	-	-	-	4	-	1	-	10
Provisions	(132)	(155)	99	1,846	(4)	11	9	(74)	1,600
Ending balance - September 30, 2013	$183	$2,633	$570	$202	$-	$192	$78	$448	$4,306

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	mortgage	mortgage	term	construction	financing	home equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2013	$306	$3,094	$506	$1,536	$3	178	$86	$1,129	$6,838
Charge-offs	(183)	(716)	(235)	(3,648)	(26)	-	(17)	-	(4,825)
Recoveries	75	-	5	-	57	-	1	-	138
Provisions	(15)	255	294	2,314	(34)	14	8	(681)	2,155
Ending balance - September 30, 2013	$183	$2,633	$570	$202	$-	$192	$78	$448	$4,306
Reserve for unfunded loan commitments included in other liabilities	$-	$17	$88	$37	$-	$10	$-		$152

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	mortgage	mortgage	term	construction	financing	home equity	Other	Unallocated	Total
Allowance for credit losses:
Ending balance - December 31, 2013	$285	$2,010	$621	$1,033	$-	$156	$78	$440	$4,623
Ending balance: individually evaluated for impairment	$-	$14	$-	$361	$-	$-	$4	$-	$379
Ending balance: collectively evaluated for impairment	$285	$1,996	$621	$672	$-	$156	$74	$440	$4,244
Loans receivables:
Ending balance	$24,677	$234,599	$89,279	$19,117	$2	$41,418	$6,262		$415,354
Ending balance: individually evaluated for impairment	$2,250	$2,538	$-	$2,554	$-	$434	$82		$7,858
Ending balance: collectively evaluated for impairment	$22,427	$232,061	$89,279	$16,563	$2	$40,984	$6,180		$407,496
Reserve for unfunded loan commitments included in other liabilities	$-	$9	$68	$57	$-	$9	$-		$143

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5: EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the treasury stock method and reflects the potential dilution that could occur from the exercise of stock options, and warrants and the amortized portion of unvested stock awards. Stock options and unvested stock awards for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. Treasury shares are not deemed outstanding for calculations. There were no outstanding stock warrants, 66,852 anti-dilutive stock options outstanding, and no anti-dilutive stock awards outstanding at September 30, 2014. There were no anti-dilutive stock warrants outstanding, 66,568 anti-dilutive stock options outstanding, and no anti-dilutive stock awards outstanding at September 30, 2013. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2014
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$1,196	2,769	$0.43	$3,250	2,764	$1.18
Effect of potential dilutive common stock equivalents – stock options and restricted shares	-	48	-	-	46	(0.02)
Diluted EPS
Income available to common stockholders after assumed conversions	$1,196	2,817	$0.43	$3,250	2,810	$1.16

	Three Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2013
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$295	2,750	$0.11	$2,647	2,739	$0.97
Effect of potential dilutive common stock equivalents – stock options and restricted shares	-	38	(0.01)	-	36	(0.02)
Diluted EPS
Income available to common stockholders after assumed conversions	$295	2,788	$0.10	$2,647	2,775	$0.95

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6: ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders' equity are as follows:

Accumulated Other Comprehensive Loss	Before-Tax	Tax	Net-of-Tax
(Dollars in thousands)	Amount	Effect	Amount
September 30, 2014
Net unrealized loss on AFS securities	$(1,505)	$512	$(993)
Discount on AFS to HTM reclassification	(26)	9	(17)
Unrealized actuarial losses-pension	(1,104)	375	(729)
Total of all items above	$(2,635)	$896	$(1,739)
December 31, 2013
Net unrealized loss on AFS securities	$(2,459)	$836	$(1,623)
Discount on AFS to HTM reclassification	(32)	11	(21)
Unrealized actuarial losses-pension	(1,104)	375	(729)
Total of all items above	$(3,595)	$1,222	$(2,373)

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

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8: STOCK-BASED COMPENSATION

Stock Option Plan

DNB has a Stock Option Plan for employees and directors. Under the plan, options (both qualified and non-qualified) to purchase a maximum of 793,368 (as adjusted for subsequent stock dividends) shares of DNB’s common stock could be issued to employees and directors. Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years. Vesting of options under the plan is determined by the Plan Committee. There were 335,279 shares available for grant at September 30, 2014. All options with the exception of 44,600 options granted on December 12, 2011 are immediately exercisable. DNB expensed $12,000 and $42,000 during the three and nine months ended September 30, 2014, respectively compared to $17,000 and $51,000 during the same respective periods in 2013. DNB anticipates additional expense of $9,000 through December 12, 2014 for the options granted on December 12, 2011, the dates the options can first be exercised. Stock option activity is indicated below.

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2014	207,303	$15.92
Issued	-	-
Exercised	22,806	16.44
Forfeited	-	-
Expired	-	-
Outstanding September 30, 2014	184,497	$15.86

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2013	214,618	$15.98
Issued	-	-
Exercised	-	-
Forfeited	1,000	10.31
Expired	6,315	18.66
Outstanding September 30, 2013	207,303	$15.92

The weighted-average price and weighted average remaining contractual life for the outstanding options are listed below for the dates indicated.

September 30, 2014
Range of			Weighted Average
Exercise	Number	Number	Exercise	Remaining	Intrinsic
Prices	Outstanding	Exercisable	Price	Contractual Life	Value
$6.93-10.99	82,750	39,400	$8.70	3.42 years	$1,055,000
14.00-19.99	34,895	34,895	17.51	1.22 years	138,000
20.00-22.99	18,811	18,811	22.78	0.22 years	-
23.00-24.27	48,041	48,041	24.27	0.55 years	-
Total	184,497	141,147	$15.86	1.93 years	$1,193,000

December 31, 2013
Range of			Weighted Average
Exercise	Number	Number	Exercise	Remaining	Intrinsic
Prices	Outstanding	Exercisable	Price	Contractual Life	Value
$6.93-10.99	85,050	-	$8.65	4.15 years	$1,029,000
14.00-19.99	55,401	55,401	17.51	1.97 years	180,000
20.00-22.99	18,811	18,811	22.78	0.97 years	-
23.00-24.27	48,041	48,041	24.27	1.29 years	-
Total	207,303	122,253	$15.92	2.62 years	$1,209,000

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

Share awards granted by the Plan were recorded at the date of award based on the market value of shares.  Awards are being amortized to expense over the three-year cliff-vesting period. DNB records compensation expense equal to the value of the shares being amortized.  For the three and nine month periods ended September 30, 2014,  $53,000 and $158,000 was amortized to expense, respectively. For the three and nine month periods ended September 30, 2013, $31,000 and $103,000 was amortized to expense, respectively.   As of September 30, 2014, there was approximately $467,000 in additional compensation that will be recognized over the remaining service period of approximately 2.08 years.  At September 30,  2014,  141,629 shares were reserved for future grants under the Plan.

Stock grant activity is indicated below:

		Weighted Average
	Shares	Stock Price
Non-vested stock awards—January 1, 2014	50,795	$15.65
Granted	-	-
Forfeited	-	-
Vested	-	-
Non-vested stock awards—September 30, 2014	50,795	$15.65

		Weighted Average
	Shares	Stock Price
Non-vested stock awards—January 1, 2013	48,270	$11.39
Granted	-	-
Forfeited	400	15.56
Vested	14,200	6.93
Non-vested stock awards—September 30, 2013	33,670	$13.22

NOTE 9:  INCOME TAXES

As of September 30, 2014, the Corporation had no material unrecognized tax benefits or accrued interest and penalties. It is the Corporation’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.  Federal and state tax years 2011 through 2013 were open for examination as of September 30, 2014.

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

The following table summarizes the assets at September 30, 2014 and December 31, 2013 that are recognized on DNB’s statement of financial condition using fair value measurement determined based on the differing levels of input:

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	September 30, 2014

(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities:
US Government agency obligations	$-	$27,252	$-	$27,252
GSE mortgage-backed securities	-	69,600	-	69,600
Collateralized mortgage obligations GSE	-	20,721	-	20,721
Corporate bonds	-	17,729	-	17,729
State and municipal tax-exempt	-	608	-	608
Equity securities	16	-	-	16
Total assets measured at fair value on a recurring basis	$16	$135,910	$-	$135,926

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$2,811	$2,811
OREO and other repossessed property	-	-	100	100
Total assets measured at fair value on a nonrecurring basis	$-	$-	$2,911	$2,911

	December 31, 2013

(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities:
US Government agency obligations	$-	$29,943	$-	$29,943
GSE mortgage-backed securities	-	48,930	-	48,930
Collateralized mortgage obligations GSE	-	22,886	-	22,886
Corporate bonds	-	16,550	-	16,550
State and municipal tax-exempt	-	2,072	-	2,072
Certficates of deposit	-	1,260	-	1,260
Equity securities	18	-	-	18
Total assets measured at fair value on a recurring basis	$18	$121,641	$-	$121,659

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$2,829	$2,829
OREO and other repossessed property	-	-	124	124
Total assets measured at fair value on a nonrecurring basis	$-	$-	$2,953	$2,953

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents additional information about assets measured at fair value on a nonrecurring basis and for which DNB has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurement

(Dollars in thousands)	Fair Value	Valuation		Range
	Estimate	Techniques	Unobservable Input	(Weighted Average)
September 30, 2014
Impaired loans- Residential mortgage	$1,188	Appraisal of	Appraisal adj.	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loans- Commercial term	79	Appraisal of	Appraisal adj.	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-11%	to	-11%	(-11%)
Impaired loans- Commercial construction	1,544	Appraisal of	Appraisal adj.	0%	to	-47%	(-21%)
		collateral (1)	Disposal costs (2)	-10%	to	-11%	(-10%)
Impaired loan total	$2,811
Other real estate owned	$100		Disposal costs (2)	-8%	to	-16%	(-12%)
(1)

Quantitative Information about Level 3 Fair Value Measurement

(Dollars in thousands)	Fair Value	Valuation		Range
	Estimate	Techniques	Unobservable Input	(Weighted Average)
December 31, 2013
Impaired loans- Residential mortgage	$576	Appraisal of	Appraisal adj.	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loans- Commercial mortgage	60	Appraisal of	Appraisal adj.	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-7%	to	-21%	(-12%)
Impaired loans- Commercial construction	2,193	Appraisal of	Appraisal adj.	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-8%	to	-11%	(-9%)
Impaired loan total	$2,829
Other real estate owned	$124		Disposal costs (2)	-5%	to	-5%	(-5%)
(1)	Fair value is generally determined through independent appraisals or sales contracts of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals are adjusted by management for qualitative factors and disposal costs.

Impaired loans.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $8.5 million at September 30, 2014. Of this, $200,000 had a specific valuation allowance of $121,000, leaving a fair value of $79,000 as of September 30, 2014. In addition, DNB had $3.3 million in impaired loans that were partially charged down by $596,000, leaving $2.7 million at fair value as of September 30, 2014. The total fair value of impaired loans at September 30, 2014 was $2.8 million.

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

Other Real Estate Owned & other repossessed property.  Other real estate owned (“OREO”) consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets are classified as OREO and other repossessed property are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. DNB had $901,000 of such assets at September 30, 2014, $837,000 of which was OREO and $64,000 was in other repossessed property. DNB had $1.1 million of such assets at December 31, 2013, which consisted of $1.0 million in OREO and

DNB FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

$73,000 in other repossessed property. Subsequent to the repossession of these assets, DNB did not write down the carrying values during the nine month period ending September 30, 2014 or the nine month period ending September 30, 2013.

DNB's policy is to recognize transfer between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Level 1 and 2 for the three and nine months ended September 30, 2014.

Below is management’s estimate of the fair value of all financial instruments, whether carried at cost or fair value on the Company’s consolidated balance sheet. The carrying amounts and fair values of financial instruments at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$23,891	$23,891	$23,891	$-	$-
AFS investment securities	135,926	135,926	16	135,910	-
HTM investment securities	62,160	62,761	-	62,761	-
Restricted stock	2,867	2,867	-	2,867	-
Loans and leases, net of allowance	444,520	434,717	-	-	434,717
Accrued interest receivable	2,277	2,277	-	2,277	-
Financial liabilities
Deposits:
Non-interest-bearing deposits	116,758	116,758	-	116,758	-
Interest-bearing deposits:	381,489	381,489	-	381,489	-
Time	80,898	80,701	-	80,701	-
Brokered deposits	10,221	10,161	-	10,161	-
Repurchase agreements	19,330	19,330	-	19,330	-
FHLBP advances	10,000	10,664	-	10,664	-
Junior subordinated debentures and other borrowings	9,279	7,941	-	7,941	-
Accrued interest payable	301	301	-	301	-
Off-balance sheet instruments	-	-	-	-	-

	December 31, 2013

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$34,060	$34,060	$34,060	$-	$-
AFS investment securities	121,659	121,659	18	121,641	-
HTM investment securities	65,299	63,402	-	63,402	-
Restricted stock	2,903	2,903	-	2,903	-
Loans and leases, net of allowance	410,731	402,569	-	-	402,569
Accrued interest receivable	2,297	2,297	-	2,297	-
Financial liabilities
Deposits:
Non-interest-bearing deposits	101,853	101,853	-	101,853	-
Interest-bearing deposits:	361,352	361,352	-	361,352	-
Time	95,542	95,648	-	95,648	-
Repurchase agreements	19,854	19,854	-	19,854	-
FHLBP advances	10,000	11,057	-	11,057	-
Junior subordinated debentures and other borrowings	9,279	9,267	-	9,267	-
Accrued interest payable	376	376	-	376	-
Off-balance sheet instruments	-	-	-	-	-

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

Deposits The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate money market accounts, savings accounts, and interest checking accounts approximate their fair values at the reporting date. Fair values for fixed-rate CDs and brokered deposits (all of which are CDs) are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits. Of the $10.2 million in brokered deposits, $4.0 million matures in 2016 and $6.2 million matures in 2017.

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

Off-balance-sheet Instruments (Disclosed at Cost)  Off-balance-sheet instruments are primarily comprised of loan commitments, which are generally priced at market at the time of funding. Fees on commitments to extend credit and stand-by letters of credit are deemed to be immaterial and these instruments are expected to be settled at face value or expire unused. It is impractical to assign any fair value to these instruments. At September 30, 2014, un-funded loan commitments totaled $98.9 million and stand-by letters of credit totaled $2.2 million. At December 31, 2013, un-funded loan commitments totaled $89.4 million and stand-by letters of credit totaled $1.5 million.

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

The Series 2011A Preferred Stock is entitled to receive non-cumulative dividends payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate, which is calculated on the aggregate Liquidation Amount, was initially set at 3.874% per annum, and  was based upon the level of “Qualified Small Business Lending”, or “QSBL” (as defined in the Securities Purchase Agreement) originated by the Company’s wholly owned national bank subsidiary DNB First, N.A. (the “Bank”).  The dividend rate for dividends beyond the initial period are  based upon the “Percentage Change in Qualified Lending” (as defined in the Securities Purchase Agreement) between each dividend period and the “Baseline” QSBL level.  Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods depending on the volume of Qualified Small Business Lending the Bank will originate in future periods, and will be fixed at a rate between 1% per annum to 7% per annum and remain unchanged up to four and one-half years following the funding date (the eleventh through the first half of the nineteenth dividend periods).  Because it is not feasible to predict the volume of Qualified Small Business Lending in future periods, it is not feasible to estimate specific future dividend rates under this formula.  If the Series 2011A Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%.  Prior to that time, in general, the dividend rate decreases as the level of the Bank’s Qualified Small Business Lending increases.  Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series 2011A Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series 2011A Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem common stock and other securities.  In addition, if (i) the Company has not timely declared and paid dividends on the Series 2011A Preferred Stock for six dividend periods or more, whether or not consecutive, and (ii) shares of Series 2011A Preferred Stock with an aggregate liquidation preference of at least $13,000,000 are still outstanding, the Treasury (or any successor holder of Series 2011A Preferred Stock) may designate two additional directors to be elected to the Company’s Board of Directors. DNB paid an annual rate on the $13.0 million of Series 2011A Preferred Stock of 1.00% for the quarters ended September 30, 2014 and September 30, 2013.

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

Comprehensive 5-Year Plan.  During the second quarter of 2014, management updated the 5-year strategic plan that was designed to reposition its balance sheet and improve core earnings. Through the plan, management will endeavor to expand its loan portfolio through new originations, increased loan participations, as well as strategic loan and lease receivable purchases. Management also plans to reduce the absolute level of borrowings with cash flows from existing loans and investments as well as from new deposit growth. A discussion on DNB’s Key Strategies follows below:

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

Strategic Plan Update.  DNB's third quarter and first nine month year-over-year earnings comparisons, in part, reflect the investments we have made in new hires to drive revenue in future quarters, technology to enhance the company’s capabilities, and branch upgrades to accommodate increased business and provide a welcoming environment for customers. We are further streamlining our retail banking business line, and initiatives we’ve taken have contributed to the reduction in our funding cost and gains in consumer lending. We recently launched a mortgage banking division, and we expect traction in this area to accelerate in future periods. Our growing consumer service capability is complementing our traditional commercial banking business, which remains a strong focus. DNB's net interest margin was 3.33% for the third quarter of 2014 compared with 3.21% for the third quarter of 2013, reflecting relative margin stability despite the continuing pressures of a low-interest rate environment.  DNB mitigated some of this pressure through interest expense management, the positive impact of carrying fewer non-performing assets, increased levels of demand deposits and careful management of borrowings. DNB's composite cost of funds for the three and nine-month periods ended September 30, 2014 was 0.34% and 0.38%, compared to 0.46% and 0.50% for the same periods in 2013. Total net loans and leases after allowance for credit losses increased 8.2% to $444.52 million at September 30, 2014 compared with $410.73 million at December 31, 2013. Loan totals at September 30, 2014 included a 9.8% growth in commercial real estate lending, a  36.1% growth in construction lending, a  4.6% increase in residential mortgage loans and a  10.3% growth in consumer lending compared with loan totals at December 31, 2013. Total deposits were $589.37 million at September 30, 2014, growing from $558.75 million at December 31, 2013, and $551.86 million at September 30, 2013. The Company continued to build lower-cost core deposits resulting in a decline in its cost of funds to 34 basis points for the quarter ended September 30, 2014, significantly below the Company’s Mid Atlantic peer group. Wealth management’s total assets under care grew to $161.07 million at September 30, 2014, up 15.47% from a year ago. Increased assets under care contributed to an 8.45% growth in quarterly fee income from DNB Investment Management and Trust services compared with the third quarter of 2013.

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

MATERIAL CHALLENGES, RISKS AND OPPORTUNITIES

The following is a summary of material challenges, risks and opportunities DNB has faced during the nine-month period ended September 30, 2014:

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

In addition to deposit insurance assessments, banks are subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The FDIC sets the Financing Corporation assessment rate every quarter. The current annual Financing Corporation assessment rate is 62 basis points on the deposit insurance assessment base, as defined above, which we anticipate will result in an aggregate estimated FICO assessment payment by the Bank of $36,700 in 2014.

Material Trends and Uncertainties. The global and U.S. economies have experienced reduced business activity as a result of disruptions in the financial system during recent years. The United States, Europe and many other countries across the globe are struggling with too much debt and weaker streams of revenues as a result of recessionary pressures and high unemployment. Overall economic growth continues to be slow and national and regional unemployment rates remain at elevated levels, while the labor participation rate has decreased as many have dropped out of the labor force. The risks associated with our business remain acute in periods of slow economic growth and high unemployment. Moreover, financial institutions continue to be affected by a sluggish real estate market and constrained financial markets. While we are continuing to take steps to decrease and limit our exposure to problem loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.

The October 15th, 2014 Beige Book indicated aggregate business activity in the Third Federal Reserve District (the "Third District"), the region DNB Financial is located, grew at a modest pace from the September 3rd, 2014 Beige Book period with very few shifts in the growth rates of specific sectors. The most notable change in growth was reported by staffing companies, which experienced further increases in staffing requests for temporary and permanent positions. Overall, service sectors maintained a moderate pace of growth. Non-auto retailers continued to report slight growth, auto dealers continued to report strong growth, and tourism activity continued at a modest pace. Manufacturers also reported an ongoing modest rate of increase in activity. The commercial and residential real estate sectors continued to report slight overall growth for construction and for leasing of existing commercial properties; exhibiting little change for existing home sales, which continued to be down somewhat on a year-over-year basis. Lending volumes continued to grow slowly, and credit quality continued to improve, while contacts continued to warn of a slight rise in credit risks because of heated competition for loans. Overall, the Federal Reserve’s contacts reported a slight increases in wages, home prices, and general price levels that were similar to those reported for the September 3rd, 2014  Beige Book period.

Third District homebuilders have continued to report a slight growth in new home construction since the September 3, 2014 Beige Book. The Federal Reserve’s contacts credited lower gas prices for improving sales traffic and lower interest rates for improving contract signings. Construction activity is expected to continue at modest levels, as builders are starting some homes on a speculation basis to boost their inventory of move-in-ready homes before the end of the year. Residential real estate brokers reported little change in sales this period from the September 3, 2014 Beige Book period. On a year-over-year basis, sales have fallen in most major markets. Brokers noted that more deals are falling through now than prior to the recession, and bankers noted that fewer people are qualifying for mortgages. These observations have been borne out by recent monthly reports that have seen positive year-over-year growth of pending contracts evolve into negative growth of contracts closed one month later. Brokers also reported that the months' supply of inventory has begun to increase again.

Nonresidential real estate contacts have reported little change since the September 3rd, 2014 Beige Book period in the pace of growth of construction and leasing activity, which remains slight. Construction activity continues to be greatest for industrial/warehouse building projects; however, some major office and residential projects have broken ground in Center City Philadelphia. The Federal Reserve’s contacts also reported improved leasing activity in downtown Philadelphia and suburban Philadelphia, especially for Class “A” office space. Strong demand continued in Center City Philadelphia for office, residential, and retail space.

The overall outlook of the Third District’s business contacts, many of which have business models similar to DNB’s small business clients, is that they expect moderate growth over the next six months and they have generally expressed greater confidence in the underlying economy than in recent periods from their own perspective and from that of their consumer and business customers.

Although DNB’s earnings have been impacted by the general economic conditions, the impact has not been as severe as it has been in many parts of the nation, largely due to a relatively healthier economic climate in the Third Federal Reserve District and specifically Chester County. DNB’s franchise spans both Chester and Delaware counties in southeastern Pennsylvania. The majority of loans have been made to businesses and individuals in Chester County and the majority of deposits are from businesses and individuals within the County. According to census data, Chester County's population has grown at approximately 15%, compared to 13% for the nation and 3% for the Commonwealth of Pennsylvania. The median household income in Chester County is $72,288 and the County ranks 14th nationally in disposable income. The unemployment rate for Chester County stood at 4.8% as of March 2014, compared to a Pennsylvania unemployment rate of 5.6% and a national unemployment rate of 6.8%. Historically, the unemployment rate has been the lowest in the surrounding five-county area and it ranks among the lowest unemployment rates in the Commonwealth. Chester County has a civilian labor force of 266,100, with manufacturing jobs representing 23.1% of the workforce and retail shopping comprising 13.8% of the total employment. During the last few years, the County has been able to keep most of its major employers; however some of them have downsized in order to remain competitive. Chester County is home to several Fortune 500 companies. Thirteen Chester County employers have 1,000 employees or more. Of these 13 companies, two companies have more than 5,000 employees.

As the U.S. and local economy moves through a period of reduced business activity and historically high unemployment rates, delinquencies may rise as the value of homes decline and DNB’s borrowers experience financial difficulty due to corporate downsizing, reduced sales, or other negative events which may impact their ability to meet their contractual loan payments. For the three months ended September 30, 2014, net income available to common shareholders was $1.20 million or $0.43 per diluted common share compared with $295,000 or $0.10 per diluted common share for the three months ended September 30, 2013. For the nine months ended September 30, 2014, net income available to common shareholders was $3.25 million or $1.16 per diluted common share compared with $2.65 million or $0.95 per diluted common share for the nine months ended June 30, 2013. Results in both 2013 periods include a $1.6 million provision for credit losses taken in the third quarter of 2013, following a $3.6 million write-down of three non-performing commercial credits.

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

Management uses significant estimates to determine the allowance for credit losses.  Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB’s control, management’s estimate of the amount necessary to absorb credit losses and actual credit losses could differ.  DNB’s current judgment is that the allowance for credit losses remains appropriate at September 30, 2014.  For a description of DNB’s accounting policies in connection with its allowance for credit losses, see, “Allowance for Credit Losses”, in Management’s Discussion and Analysis.

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

FINANCIAL CONDITION

DNB's total assets were $695.4 million at September 30, 2014 compared to $661.5  million at December 31, 2013.  The $33.9 million increase in total assets was primarily attributable to a $34.0 million increase in loans and leases before allowance for credit losses and  an $11.1 million increase in investment securities,  offset by a $10.2 million decrease in cash and cash equivalents,  an $801,000 net decrease in all other assets and a $264,000 increase in the allowance for credit losses.

Investment Securities. Investment securities including restricted stock at September 30, 2014 were $201.0 million compared to $189.9 million at December 31, 2013. The $11.1 million increase in investment securities and restricted stock was primarily due to $58.6 million in sales, principal pay-downs, calls and maturities offset by a $954,000 change in unrealized loss and the purchase of $69.0 million in investment securities.

Gross Loans and Leases.  DNB’s loans and leases increased  $34.1 million to $449.4 million at September 30, 2014 compared to $415.4 million at December 31, 2013. Total commercial loans, consumer loans, and residential loans increased $28.1 million,  $4.9 million and $1.1 million, respectively.

Deposits.  Deposits were $589.4 million at September 30, 2014 compared to $558.7 million at December 31, 2013.  Deposits increased $30.6 million or 5.48% during the nine-month period ended September 30, 2014.  Core deposits, which are comprised of demand, NOW, money markets and savings accounts, increased by $35.0 million and brokered deposits increased by $10.2 million while time deposits decreased by $14.6 million.

Borrowings. Borrowings were $39.1 million at September 30, 2014 compared to $39.7 million at December 31, 2013.  The decrease of $551,000 or 1.39% was primarily due to a $524,000 decrease in repurchase agreements.

Stockholders’ Equity. Stockholders' equity was $62.4 million at September 30, 2014 compared to $58.6 million at December 31, 2013. The increase in stockholders’ equity was primarily a result of year-to-date earnings of $3.4 million and $634,000 of accumulated other comprehensive income. These additions to stockholders equity were partially offset by $581,000 of dividends paid on DNB’s common stock and $98,000 of dividends paid on SBLF preferred stock. (See Note 11 in this form 10-Q regarding DNB's participation in the Treasury’s Small Business Lending Fund program (“SBLF”), a $30 billion fund established under the Small Business Jobs Act of 2010.)

RESULTS OF OPERATIONS

SUMMARY

Net income for the three and nine-month periods ended September 30, 2014 was $1.2 million and $3.4 million compared to $333,000 and $2.7 million for the same periods in 2013.  Diluted earnings per share for the three and nine-month periods ended September 30, 2014 were $0.43 and $1.16 compared to $0.10 and $0.95  for the same periods in 2013.  The $896,000 increase in net income during the most recent three-month period was primarily attributable to a $1.3 million decrease in provision for credit losses, a $182,000 increase in interest income, and a $151,000 decrease in interest expense, partially offset by a $463,000 increase in income taxes, a $196,000 decrease in non-interest income, and a $78,000 increase in non-interest expense. The $595,000 increase during the nine-month period was primarily attributable to a $1.2 million decrease in the provision for credit losses, a $464,000 decrease in interest expense, and a $200,000 increase in interest income, offset by a $786,000 increase in non-interest expense, a $287,000 increase in income tax expense, and a $221,000 decrease in non-interest income.

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

Net interest income for the three and nine-month periods ended September 30, 2014 was $5.1 million and $14.9 million compared to $3.4 million and $13.0 million for the same periods in 2013. Interest income for the three and nine-month periods ended September 30, 2014 was $5.9 million and $17.6 million compared to $5.7 million and $17.4 million for the same periods in 2013. Interest expense for the three and nine-month periods ended September 30, 2014 was $544,000 and $1.8 million compared to $695,000 and $2.2 million for the same periods in 2013. The composite cost of funds for the three and nine-month periods ended September 30, 2014 was 0.34% and 0.38%, compared to 0.46% and 0.50% for the same periods in 2013. The net interest margin for the three and nine-month periods ended September 30, 2014 was 3.33% and 3.35% compared to 3.21% and 3.30% for the same periods in 2013.

Interest on loans and leases was $4.9 million and $14.6 million for the three and nine-month periods ended September 30, 2014, compared to $4.7 million and $14.4 million for the same periods in 2013. The average balance of loans and leases was $439.6 million with an average yield of 4.45% for the third quarter of 2014 compared to $391.3 million with an average yield of 4.75% for the same period in 2013. The average balance of loans and leases was $431.0 million with an average yield of 4.51% for the first nine months of 2014 compared to $393.9 million with an average yield of 4.87% for the same period in 2013.

Interest and dividends on investment securities was $946,000 and $2.9 million for the three and nine-month periods ended September 30, 2014, compared to $997,000 and $2.9 million for the same periods in 2013. The average balance of investment securities was $194.2 million with a tax equivalent average yield of 2.19% for the third quarter of 2014 compared to $198.5 million with a tax equivalent average yield of 2.28% for the same period in 2013. The average balance of investment securities was $192.2 million with a tax equivalent average yield of 2.28% for the first nine months of 2014 compared to $197.1 million with a tax equivalent average yield of 2.24% for the same period in 2013.

Interest on deposits was $293,000 and $1.0 million for the three and nine-month periods ended September 30, 2014, compared to $440,000 and $1.4 million for the same periods in 2013. The average balance of deposits was $570.7 million with an average rate of 0.19% for the third quarter of 2014 compared to $555.9 million with an average rate of 0.31% for the same period in 2013. The average balance of deposits was $562.6 million with an average rate of 0.23% for the first nine months of 2014 compared to $545.4 million with an average rate of 0.34% for the same period in 2013.

Interest on borrowings was $251,000 and $748,000 for the three and nine-month periods ended September 30, 2014, compared to $255,000 and $824,000 for the same periods in 2013. The average balance of borrowings was $40.3 million with an average rate of 2.47% for the third quarter of 2014 compared to $41.7 million with an average rate of 2.43% for the same period in 2013. The average balance of borrowings was $39.7 million with an average rate of 2.52% for the first nine months of 2014 compared to $44.5 million with an average rate of 2.48% for the same period in 2013.

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

There was a $300,000 and a $930,000 provision made during the three and nine months ended September 30, 2014, compared to $1.6 million and $2.2 million for the same periods in 2013. DNB’s percentage of allowance for credit losses to total loans and leases was 1.09%  at September 30, 2014 compared to 1.11% and 1.08% at December 31, 2013 and September 30, 2013, respectively. Net charge-offs were $666,000, $4.7 million, and $4.7 million during the nine months ended Septmeber 30, 2014, year ended December 31, 2013, and nine months ended September 30, 2013, respectively. The percentage of net charge-offs to total average loans and leases were 0.15%, 1.20%, and 1.18% for those same respective periods. Management believes that the allowance for credit losses is adequate, but continues to monitor it along with other performance metrics including those ratios related to non-performing loans and leases. Management is not aware of any potential problem loans, which were accruing and current at September 30, 2014, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to DNB. Non-performing loans increased $306,000 during the nine month period ended September 30, 2014.  The ratio of the allowance for credit losses as a percentage of loans and leases was 1.09% at September 30, 2014 and 1.11% at December 31, 2013 and reflects management’s estimate of the level of inherent losses in the portfolio, which has been impacted by a recessionary economy, continued high unemployment, a weakened housing market and deterioration in income-producing properties.

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

As of September 30, 2014, DNB had $6.9 million of non-performing assets, which included $6.0 million of non-performing loans and $901,000 of OREO and other repossessed assets.  This compares to $6.8 million of non-performing assets at December 31, 2013 which included $5.7 million of non-performing or impaired loans and $1.1 million of OREO and other repossessed assets. Loans are reviewed for impairment in accordance with FASB ASC 310-10-35. Impaired loans can either be secured or unsecured, not including large groups of smaller balance loans that are collectively evaluated. Impairment is measured by the difference between the loan amount and the present value of the future cash flow discounted at the loan’s effective interest rate. Management measures loans for impairment by using the fair value of collateral for collateral dependent loans. In general, management reduces the amount of the appraisal by the estimated cost of acquisition and disposition of the underlying collateral and compares that adjusted value with DNB’s carrying value. DNB establishes a specific valuation allowance on impaired loans that have a collateral shortfall and/or statement cashflow shortfalls, including estimated costs to sell in comparison to the carrying value of the loan. Of the $8.5 million of impaired loans at September 30, 2014,  $200,000 had a valuation allowance of $121,000 and $8.3 million had no specific allowance. Of the $7.9 million of impaired loans at December 31, 2013, $2.1 million had a valuation allowance of $379,000 and $5.8 million had no specific allowance. For those impaired loans that management determined that no specific valuation allowance was necessary, management has reviewed the present value of the future cash flows or the appraisal for each loan and determined that there is no shortfall in the collateral. During the quarter ended September 30, 2014,  DNB recognized $394,000 in total charge-offs, $346,000 of which related to impaired loans.  An impaired loan may not represent an expected loss.

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

Analysis of Allowance for Credit Losses

(Dollars in thousands)

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013	Nine Months Ended September 30, 2013
Beginning balance	$4,623	$6,838	$6,838
Provisions	930	2,530	2,155
Loans charged off:
Residential mortgage	(159)	(183)	(183)
Commercial mortgage	(8)	(716)	(716)
Commercial:
Commercial term	(31)	(247)	(235)
Commercial construction	(511)	(3,648)	(3,648)
Lease financing	(1)	(26)	(26)
Consumer:
Home Equity	-	-	-
Other	(82)	(70)	(17)
Total charged off	(792)	(4,890)	(4,825)
Recoveries:
Residential mortgage	5	80	75
Commercial mortgage	-	-	-
Commercial:
Commercial term	2	5	5
Commercial construction	103	-	-
Lease financing	7	59	57
Consumer:
Home Equity	-	-	-
Other	9	1	1
Total recoveries	126	145	138
Ending balance	$4,887	$4,623	$4,306
Reserve for unfunded loan commitments	$145	$143	$152

The following table sets forth the composition of DNB’s allowance for credit losses for the dates indicated.

Composition of Allowance for Credit Losses

(Dollars in thousands)

	September 30, 2014		December 31, 2013		September 30, 2013
		Percent of		Percent of		Percent of
		Loan Type		Loan Type		Loan Type
		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans
Residential mortgage	$319	6%	$285	6%	$183	6%
Commercial mortgage	2,184	57	2,010	56	2,633	57
Commercial:
Commercial term	749	20	621	21	570	22
Commercial construction	776	6	1,033	5	202	4
Lease financing	-	-	-	-	-	-
Consumer:
Home Equity	176	10	156	10	192	10
Other	71	1	78	2	78	1
Unallocated	612	-	440	-	448	-
Total	$4,887	100%	$4,623	100%	$4,306	100%

Reserve for unfunded loan commitments	$145	-	$143	-	$152	-

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

Non-interest income for the three and nine-month periods ended September 30, 2014 was $1.1 million and $3.5 million compared to $1.3 million and $3.7 million for the same periods in 2013. The $196,000 decrease during the three months ended September 30, 2014 was mainly attributable to decreased gains on sales of investments of $195,000 and decreased service charges on deposits (primarily NSF fees) of $26,000. These decreases were offset by increases of $30,000 in mortgage banking. During the nine months ended September 30, 2014, non-interest income decreased $221,000 over the same period in 2013. This decrease was primarily due to decreases in gains on sale of loans of $162,000, gains on sale of investments of $72,000 and service charges on deposits (primarily NSF fees) of $54,000, offset by increases of $42,000 in wealth management fees, primarily due to increased assets under care resulting in additional recurring fee income, and $30,000 in mortgage banking.

NON-INTEREST EXPENSE

Non-interest expense for the three and nine-month periods ended September 30, 2014 was $4.5 million and $13.9 million compared to $4.5 million and $13.1 million for the same periods in 2013.  During the three months ended September 30, 2014, total non-interest expense increased by $78,000.  The increase was primarily due to a $31,000 increase in furniture and equipment, a $26,000 increase in salary and employee benefits, a  $15,000 increase in printing and supplies, a $12,000 increase in occupancy, and a $12,000 increase in telecommunications. The increases were partially offset by decreases of $22,000 in other expenses and $10,000 in professional and consulting. During the nine months ended September 30, 2014, total non-interest expense increased $786,000. The increase was primarily attributable to a $386,000 increase in salary and employee benefits related to the formation of the new Mortgage Banking unit, a $141,000 increase in occupancy mainly attributable to snow removal costs and other expenses relating to the severe winter weather, a $130,000 increase in furniture and equipment due to higher maintenance agreement and software license costs,  an $84,000 increase in other expenses, a $34,000 increase in professional and consulting, and a $30,000 increase in advertising and marketing, offset by a $21,000 decrease in loss on sale of OREO and a $20,000 decrease in FDIC insurance.

INCOME TAXES

Income tax expense (benefit) for the three and nine-month periods ended September 30, 2014 was $427,000 and $1.1 million compared to ($36,000) and $824,000 for the same periods in 2013. The effective tax rate for the three and nine-month periods ended September 30, 2014 was 25.8% and 24.9%  compared to (12.1%) and 23.0%  for the same periods in 2013.  During the third quarter 2013, DNB recognized a tax benefit as a result of the large provision to the ALLL. This expense significantly reduced income for the first nine months relative to the income estimate used to calculate taxes. Income tax expense for each period differs from the amount determined at the statutory rate of 34.0% due to tax-exempt income on loans and investment securities, DNB's ownership of BOLI policies, and tax credits recognized on a low-income housing limited partnership.

ASSET QUALITY

Non-performing assets totaled $6.9 million at September 30, 2014 compared to $6.8 million at December 31, 2013 and $9.8 million at September 30,  2013. The significant drop in non-performing assets at September 30, 2014 from September 30, 2013 was due to $734,000 in charge-offs related to non-performing loans and $3.1 million of loans moved to OREO and subsequently sold. Total non-performing assets increased $824,000 and $111,000 during the three and nine months ended September 30, 2014.

The non-performing loans to total loans ratio was 1.34% at September 30, 2014,  down from 1.38% at December 31, 2013 and 1.40% at September 30, 2013. The non-performing assets to total assets ratio decreased to 1.00% at September 30, 2014,  down from 1.03% at December 31, 2013, and 1.51% at September 30, 2013. The allowance to non-performing loans and leases ratio increased to 81.0% at September 30, 2014 from 80.7% at December 31, 2013 and 77.0% at September 30, 2013. DNB continues to work diligently to improve asset quality by adhering to strict underwriting standards and improving lending policies and procedures. Non-performing assets have, and will continue to have, an impact on earnings; therefore management intends to continue working aggressively to reduce the level of such assets.

Non-performing assets are comprised of non-accrual loans and leases, loans and leases delinquent over ninety days and still accruing, as well as OREO and other repossessed assets. Non-accrual loans and leases are loans and leases for which the accrual of interest ceases when the collection of principal or interest payments is determined to be doubtful by management. It is the policy of

DNB to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier if considered prudent. Interest received on such loans is applied to the principal balance, or may, in some instances, be recognized as income on a cash basis. A non-accrual loan or lease may be restored to accrual status when management expects to collect all contractual principal and interest due and the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms. OREO consists of real estate acquired by foreclosure or deed-in-lieu of foreclosure. Other repossessed assets are primarily assets from DNB’s commercial lease portfolio that were repossessed. OREO and other repossessed assets are carried at the lower of carrying value or estimated fair value, less estimated disposition costs. Any significant change in the level of non-performing assets is dependent, to a large extent, on the economic climate within DNB’s market area.

DNB’s Credit Policy Committee monitors the performance of the loan and lease portfolio to identify potential problem assets on a timely basis. Committee members meet to design, implement and review asset recovery strategies, which serve to maximize the recovery of each troubled asset. As of September 30, 2014,  DNB had $22.0 million of substandard loans. Of the $22.0 million, $15.0 million are performing and are believed to require increased supervision and review; and may, depending on the economic environment and other factors, become non-performing assets in future periods. The amount of performing substandard loans at December 31, 2013 was $4.9 million. The majority of the loans are secured by commercial real estate, with lesser amounts being secured by residential real estate, inventory and receivables.

The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, and (iii) OREO as a result of foreclosure or voluntary transfer to DNB as well as other repossessed assets. In addition, the table sets forth DNB's asset quality and allowance coverage ratios at the dates indicated:

Non-Performing Assets

(Dollars in thousands)

	September 30, 2014	December 31, 2013	September 30, 2013
Non-accrual loans:
Residential mortgage	$2,117	$2,250	$2,257
Commercial mortgage	1,131	266	281
Commercial:
Commercial term	200	-	-
Commercial construction	2,043	2,554	2,554
Lease financing	-	-	-
Consumer:
Home Equity	342	434	60
Other	95	82	102
Total non-accrual loans	5,928	5,586	5,254
Loans 90 days past due and still accruing	105	141	335
Total non-performing loans	6,033	5,727	5,589
Other real estate owned & other repossessed property	901	1,096	4,191
Total non-performing assets	$6,934	$6,823	$9,780
Asset quality ratios:
Non-performing loans to total loans	1.34%	1.38%	1.40%
Non-performing assets to total assets	1.00	1.03	1.51
Allowance for credit losses to:
Total loans and leases	1.09	1.11	1.08
Non-performing loans and leases	81.0	80.7	77.0

Included in the loan and lease portfolio are loans for which DNB has ceased the accrual of interest.  If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
(Dollars in thousands)	2014	2013	2013
Interest income which would have been
recorded under original terms	$360	$580	$526
Interest income recorded during the period	3	3	3
Net impact on interest income	$357	$577	$523

As of September 30, 2014, DNB had one commercial mortgage classified as a TDR totaling $2,269,000, compared to one commercial mortgage classified as a TDR totaling $2,272,000 (the same loan) at December 31, 2013.  The rate on this loan was modified and the terms of the loans were changed to interest only while the project was being built out.  The loan commenced normal principal and interest payment in June 2014. The loan was extended and there was no reduction of principal.  The balance of the loan prior to modification was $2,272,000 and the balance after the modification was $2,272,000.  During the three and nine months ended September 30, 2014, there were no defaults on any terms of this loan. DNB had no TDRs as of September 30, 2013.

As of September 30, 2014, DNB had one consumer home equity loan classified as a TDR totaling $102,000, compared to no such loans at December 31, 2013.  The monthly payment on this loan was reduced for 36 months and the borrower will resume making contractual payments at the end of this period. The loan was extended and there was no reduction of principal.  This loan was classified a TDR in June of 2014. The balance of the loan prior to modification was $102,000 and the balance after the modification was $102,000.  During the three and nine months ended June 30, 2014, there were no defaults on any terms of this loan.

Impaired loans are measured for impairment using the fair value of the collateral for collateral dependent loans.  Information regarding impaired loans is presented as follows:

	At and For the	At and For the	At and For the
	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
(Dollars in thousands)	2014	2013	2013
Total recorded investment	$8,453	$7,858	$5,496
Impaired loans with a specific allowance	200	2,095	-
Impaired loans without a specific allowance	8,253	5,763	5,496
Average recorded investment	7,816	10,309	10,921
Specific allowance allocation	121	379	-
Total principal and interest collected	290	872	854
Interest income recorded	3	3	3

LIQUIDITY AND CAPITAL RESOURCES

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes.  DNB’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding.  As part of its liquidity management, DNB maintains assets that comprise its primary liquidity, which totaled $81.0 million at September 30, 2014 compared to $107.7 million at December 31, 2013.  Primary liquidity includes investments, Federal funds sold and cash and due from banks, less pledged securities.  DNB also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.

 In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs.  Through these relationships, DNB had available credit of approximately $258.2 million at September 30, 2014.  As a member of the FHLB, we are eligible to borrow up to a specific credit limit which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of September 30, 2014, our Maximum Borrowing Capacity with the FHLB was $225.2 million. At September 30, 2014, DNB had borrowed $10.0 million and the FHLB had issued letters of credit, on DNB's behalf, totaling $20.0 million against its available credit lines. At September 30, 2014, we also had available $33.0 million of unsecured federal funds lines of credit with other financial institutions as well as $19.8 million of available short or long term funding through the Certificate of Deposit Account Registry Service (CDARS) program. Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

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

At September 30, 2014, DNB had $98.9 million in un-funded loan commitments. Management anticipates these commitments will be funded by means of normal cash flows. Certificates of deposit greater than or equal to $100,000 scheduled to mature in one year or less from September 30, 2014 totaled $39.2 million.  Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in cash and cash equivalents or by pay-downs and maturities of loans and investments.

The Corporation and the Bank have each met the definition of “well capitalized” for regulatory purposes on September 30, 2014.  The Bank’s capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of the Corporation’s or the Bank’s overall financial condition or prospects. The Corporation’s capital exceeds the FRB’s minimum leverage ratio requirements for bank holding companies (see additional discussion included in Note 16 of DNB’s December 31, 2013 Form 10-K).

Under federal banking laws and regulations, DNB and the Bank are required to maintain minimum capital as determined by certain regulatory ratios. Capital adequacy for regulatory purposes, and the capital category assigned to an institution by its regulators, may be determinative of an institution’s overall financial condition.

The following table summarizes data and ratios pertaining to the Corporation and the Bank's capital structure.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation
September 30, 2014
Total risk-based capital	$78,047	15.9%	$39,360	8.0%	N/A	N/A
Tier 1 risk-based capital	73,008	14.8	19,680	4.0	N/A	N/A
Tier 1 (leverage) capital	73,008	10.8	27,154	4.0	N/A	N/A
December 31, 2013
Total risk-based capital	$74,505	16.4%	$36,338	8.0%	N/A	N/A
Tier 1 risk-based capital	69,727	15.4	18,169	4.0	N/A	N/A
Tier 1 (leverage) capital	69,727	10.6	26,295	4.0	N/A	N/A
DNB First, N.A.
September 30, 2014
Total risk-based capital	$78,047	15.9%	$39,327	8.0%	$49,159	10.0%
Tier 1 risk-based capital	73,008	14.9	19,664	4.0	29,496	6.0
Tier 1 (leverage) capital	73,008	10.8	27,137	4.0	33,921	5.0
December 31, 2013
Total risk-based capital	$74,527	16.4%	$36,306	8.0%	$45,381	10.0%
Tier 1 risk-based capital	69,749	15.4	18,152	4.0	27,229	6.0
Tier 1 (leverage) capital	69,749	10.6	26,314	4.0	32,893	5.0

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes an Economic Value of Equity ("EVE") model.  The EVE model measures the potential price risk of equity to changes in interest rates and factors in the optionality included on the balance sheet.  EVE analysis is used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points.  The EVE is likely to be different if rates change.  Results falling outside prescribed ranges may require action by management.  At September 30, 2014 and December 31, 2013, DNB's variance in the EVE as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the following table. The change as a percentage of the present value of equity with a 200 basis point increase was within DNB's negative 25% guideline at September 30, 2014 and December 31, 2013. EVE for December 31, 2013 as reported below has been revised from figures previously reported due to the discovery of an incorrect underlying assumption in the EVE model used for such period. Notwithstanding such revised EVE, at all times DNB’s EVE remained within applicable guidelines.

(Dollars in thousands)	September 30, 2014			December 31, 2013
Change in rates	Flat	-200bp	+200bp	Flat	-200bp	+200bp
EVE	$74,133	$73,406	$59,804	$71,272	$75,702	$57,423
Change		(727)	(14,329)		4,430	(13,849)
Change as % of assets		(0.1%)	(2.1%)		0.7%	(2.1%)
Change as % of PV equity		(1.0%)	(19.3%)		6.2%	(19.4%)

ITEM 4- CONTROLS AND PROCEDURES

DNB’s Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2014, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, Management has concluded that DNB’s current disclosure controls and procedures are effective.

Management of DNB is responsible for establishing and maintaining adequate internal control over financial reporting for DNB, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  There was no change in DNB’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, DNB’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Neither DNB nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material legal proceedings other than ordinary routine litigation incident to their businesses.

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended September 30, 2014. The following table provides information on repurchases by DNB of its common stock in each month of the quarter ended September 30, 2014:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	Per Share	or Programs	Programs (a)

July 1, 2014 – July 31, 2014	-	$-	-	$63,016

August 1, 2014 – August 31, 2014	-	-	-	$63,016

September 1, 2014 – September 30, 2014	-	-	-	$63,016

Total	-	$-	-	$63,016

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

overmber
DNB FINANCIAL CORPORATION

November 10, 2014	BY:	/s/ William S. Latoff
William S. Latoff, Chairman of the Board and Chief Executive Officer

November 10, 2014	BY:	/s/ Gerald F. Sopp
Gerald F. Sopp, Chief Financial Officer and Executive Vice President

Exhibit Number	Exhibit Index Description
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