Form 10-K
period 2014-12-31
DNB FINANCIAL CORP /PA/
filed 2015-03-23
CIK 713671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the shares of common stock of the Registrant issued and outstanding on June 30, 2014, which excludes 481,000 shares held by all directors, officers and affiliates of the Registrant as a group, was approximately  $48.5 million. This figure is based on the closing price of $21.25 per share of the Registrant’s common stock on June 30, 2014, the last business day of the Registrant’s second fiscal quarter.

As of March 17,  2015, the Registrant had outstanding 2,787,413 shares of Common Stock, $1 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

DNB FINANCIAL CORPORATION

Table of Contents

Part I
	Item 1.	Business...................................................................................................................................................	2
	Item 1A.	Risk Factors...................................................................................................................................	10
	Item 1B.	Unresolved Staff Comments...............................................................................................................	10
	Item 2.	Properties.........................................................................................................................................	10
	Item 3.	Legal Proceedings...........................................................................................................................	11
	Item 4.	Mine Safety Disclosures...................................................................................................................	11
Part II
	Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12
	Item 6.	Selected Financial Data.....................................................................................................................	14
	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.....................................	15
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.....................................................................	39
	Item 8.	Financial Statements and Supplementary Data.......................................................................................	40
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................	79
	Item 9A.	Controls and Procedures...................................................................................................................	79
	Item 9B.	Other Information...........................................................................................................................	79
Part III
	Item 10.	Directors and Executive Officers of the Registrant.................................................................................	79
	Item 11.	Executive Compensation...................................................................................................................	79
	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.............	80
	Item 13.	Certain Relationships and Related Transactions and Director Independence...............................................	80
	Item 14.	Principal Accountant Fees and Services...............................................................................................	80
Part IV
	Item 15.	Exhibits, Financial Statement Schedules...............................................................................................	81
SIGNATURES.........................................................................................................................................................................			82

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

Part I

Item 1.  Business

General Description of Registrant’s Business and Its Development

DNB Financial Corporation (the “Registrant” or “DNB”), a Pennsylvania business corporation, is a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System (Federal Reserve Board). The Registrant was incorporated on October 28, 1982 and commenced operations on July 1, 1983 upon consummation of the acquisition of all of the outstanding stock of Downingtown National Bank, now known as DNB First, National Association (the “Bank”). Since commencing operations, DNB’s business has consisted primarily of managing and supervising the Bank, and its principal source of income has been derived from the Bank. At December 31, 2014, DNB had total consolidated assets, total liabilities and stockholders’ equity of $723.3 million, $659.4 million, and $63.9 million, respectively.

The Bank was organized in 1860. The Bank is a national banking association that is a member of the Federal Reserve System, the deposits of which are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is a full service commercial bank providing a wide range of services to individuals and small to medium sized businesses in the southeastern Pennsylvania market area, including accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans. In addition, the Bank has twelve full service branches and one limited service branch and a full-service wealth management group known as “DNB First Wealth Management”. The Bank’s financial subsidiary, DNB Financial Services, Inc., (also known as “DNB Investments & Insurance”) is a Pennsylvania licensed insurance agency, which, through a third party marketing agreement with Cetera Investment Services, LLC, sells a broad variety of insurance and investment products. The Bank’s other subsidiaries are Downco, Inc. and DN Acquisition Company, Inc. which were incorporated in December 1995 and December 2008, respectively, for the purpose of acquiring and holding Other Real Estate Owned acquired through foreclosure or deed in-lieu-of foreclosure, as well as Bank-occupied real estate.

The Bank’s headquarters is located at 4 Brandywine Avenue, Downingtown, Pennsylvania. As of December 31, 2014, the Bank had total assets of $723.3 million, total deposits of $605.1 million and total stockholders’ equity of $72.9 million. The Bank’s business is not seasonal in nature. The FDIC, to the extent provided by law, insures its deposits. On December 31, 2014, the Bank had 116 full-time employees and 17 part-time employees.

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

Participation in U.S. Treasury Small Business Lending Fund Program.  On August 4, 2011, DNB entered into a Securities Purchase Agreement with the Secretary of the Treasury, pursuant to which DNB issued and sold to the Treasury 13,000 shares of its Non-Cumulative Perpetual Preferred Stock, Series 2011A (“Series 2011A Preferred Stock”), having a liquidation preference of $1,000 per share for aggregate proceeds of $13.0 million. The Securities Purchase Agreement was entered into, and the Series 2011A Preferred Stock was issued, pursuant to the Treasury’s Small Business Lending Fund program (“SBLF”), a $30 billion fund established under the Small Business Jobs Act of 2010, that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. The securities sold in this transaction were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction by DNB not involving a public offering. Of the $13.0 million in aggregate proceeds, $11,879,000 was used on August 4, 2011 to repurchase all shares issued and sold in 2009 to the United States Department of the Treasury in connection with the U. S. Treasury Capital Purchase Program (“CPP Shares”) ($11,750,000 was paid in principal and $128,900 in dividends related to the CPP Shares) held by the Treasury as described above.

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

The final rules set forth certain changes for the calculation of risk-weighted assets, which we are required to utilize beginning January 1, 2015. The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets. Based on our current capital composition and levels, we believe that we are in compliance with the requirements.

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

Interstate Banking.  Federal law permits interstate bank mergers and acquisitions. Limited branch purchases are still subject to state laws. Pennsylvania law permits out-of-state banking institutions to establish branches in Pennsylvania with the approval of the Pennsylvania Department of Banking and Securities, provided the law of the state where the banking institution is located would permit a Pennsylvania banking institution to establish and maintain a branch in that state on substantially similar terms and conditions. It also permits Pennsylvania banking institutions to maintain branches in other states. The Dodd-Frank Act created a more permissive interstate branching regime by permitting banks to establish branches de novo in any state if a bank chartered by such state would have been permitted to establish the branch. Bank management anticipates that interstate banking will continue to increase competitive pressures in the Bank’s market by permitting entry of additional competitors, but management is of the opinion that this will not have a material impact upon the anticipated results of operations of the Bank.

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

•The new law made deposit insurance coverage unlimited in amount for non-interest bearing transaction accounts until December 31, 2012. This change had the effect of increasing losses to the FDIC insurance fund on future failures of other insured depository institutions. Effective January 1, 2013, non-interest bearing transaction accounts fall under the existing FDIC insurance limit of $250,000 per account ownership.

•The law increased the insurance fund’s minimum designated reserve ratio from 1.15 to 1.35, and removed the current 1.50 cap on the reserve ratio. The law gives the FDIC discretion to suspend or limit the declaration or payment of dividends even when the reserve ratio exceeds the minimum designated reserve ratio.

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

In addition to deposit insurance assessments, banks are subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The FDIC sets the Financing Corporation assessment rate every quarter. The current annual Financing Corporation assessment rate is 60 basis points on the deposit insurance assessment base, as defined above, which we anticipate will result in an aggregate estimated FICO assessment payment by the Bank of $38,000 in 2015.

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

Item 1A.  Risk Factors

Not applicable.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The main office of the Bank, which the Bank owns, is located at 4 Brandywine Avenue, Downingtown, Pennsylvania 19335. DNB’s registered office is also at this location, and DNB pays no rent or other form of consideration for the use of the Bank’s main office as its principal executive office. The Bank leases its operations center located at 104 Brandywine Avenue, Downingtown. The Bank had a net book value of $6.4 million for all branches owned plus leasehold improvements on offices leased at December 31, 2014. The Bank’s trust department and wealth management unit, operating under the name, “DNB First Wealth Management,” has offices in the Bank’s Exton Office.

The bank has thirteen branch offices located in Chester and Delaware Counties, Pennsylvania. In addition to the main office discussed above, they are:

Office	Office Location	Owned/Leased
Boothwyn	3915 Chichester Avenue, Boothwyn	Owned
Caln	1835 East Lincoln Highway, Coatesville	Owned
Chadds Ford	300 Oakland Road, West Chester	Leased
East End	701 East Lancaster Avenue, Downingtown	Owned
Exton	410 Exton Square Parkway, Exton	Leased
Kennett Square	215 East Cypress Street, Kennett Square	Owned
Lionville	891 Pottstown Pike, Exton	Owned
Little Washington	104 Culbertson Run Road, Downingtown	Owned
Ludwig’s Corner	1030 North Pottstown Pike, Chester Springs	Owned
Media	323 West State Street, Media (Limited Service)	Leased
West Chester	2 North Church Street, West Chester	Leased
West Goshen	1115 West Chester Pike, West Chester	Leased

Item 3.  Legal Proceedings

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Price of and Dividends on Registrant’s Common Equity

DNB Financial Corporation’s common stock, par value $1.00 per share, is listed for trading on Nasdaq's Capital Market under the symbol DNBF. Current price information is available from account executives at most brokerage firms as well as the firms listed at the back of this report who are market makers of DNB’s common stock. There were approximately 1,100 shareholders who owned 2.8 million shares of common stock outstanding at March 15, 2015. Quarterly high and low sales prices are set forth in the following table:

	2014			2013
	High	Low	Dividend	High	Low	Dividend
First quarter	$20.48	$18.60	$0.07	$16.74	$14.96	$0.07
Second quarter	22.75	19.33	0.07	17.59	16.71	0.07
Third quarter	21.93	20.63	0.07	22.56	16.84	0.07
Fourth quarter	22.07	20.93	0.07	21.92	19.05	0.07

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

(b) Recent Sales of Unregistered Securities

None.

 (c) Purchases of Equity Securities by DNB and Affiliated Purchasers

The following table provides information on repurchases by or on behalf of DNB or any “affiliated purchaser” (as defined in Regulation 10b-18(a)(3)) of its common stock in each month of the quarter ended December 31, 2014.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	Per Share	or Programs	Programs
October 1, 2014 - October 31, 2014	-	$-	-	63,016
November 1, 2014 - November 30, 2014	-	-	-	63,016
December 1, 2014 - December 31, 2014	-	-	-	63,016
Total	-	$-	-	63,016

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

(d) Corporation Performance Graph

The following graph presents the 5 year cumulative total return on DNB Financial Corporation’s common stock, compared to the S&P 500 Index and the S&P 500 Financial Index for the 5 year period ended December 31, 2014. The comparison assumes that $100 was invested in DNB’s common stock and each of the foregoing indices and that all dividends have been reinvested.

CORPORATION PERFORMANCE

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

AMONG DNB FINANCIAL CORP., the S&P 500 INDEX and the S&P 500 FINANCIAL INDEX

Item 6.  Selected Financial Data

The selected financial data set forth below is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto, contained elsewhere herein.

	At or For the Year Ended December 31
	(Dollars in thousands, except share data)

	2014	2013	2012	2011	2010
RESULTS OF OPERATIONS
Interest income	$23,596	$23,212	$25,729	$26,174	$26,050
Interest expense	2,311	2,888	3,755	4,644	7,062
Net interest income	21,285	20,324	21,974	21,530	18,988
Provision for credit losses	1,130	2,530	1,455	1,480	2,216
Non-interest income	4,958	4,795	4,528	3,666	5,430
Non-interest expense	18,632	17,450	17,702	16,748	16,903
Income before income taxes	6,481	5,139	7,345	6,968	5,299
Income tax expense	1,677	1,220	2,106	2,066	1,629
Net income	$4,804	$3,919	$5,239	$4,902	$3,670
Preferred stock dividends & accretion of
discount	135	148	332	779	618
Net income available to common stockholders	$4,669	$3,771	$4,907	$4,123	$3,052

PER SHARE DATA
Basic earnings	$1.69	$1.38	$1.81	$1.54	$1.16
Diluted earnings	1.66	1.36	1.79	1.53	1.16
Cash dividends	0.28	0.28	0.20	0.12	0.12
Book value	18.32	16.55	16.08	14.14	12.55
Weighted average
Common shares outstanding - basic	2,766,723	2,742,417	2,710,819	2,674,716	2,635,549
FINANCIAL CONDITION
Total assets	$723,330	$661,473	$639,568	$607,099	$602,332
Loans and leases, gross	455,603	415,354	396,498	403,684	396,171
Allowance for credit losses	4,906	4,623	6,838	6,164	5,884
Deposits	605,083	558,747	530,424	497,545	492,746
Borrowings	49,005	39,674	46,864	53,647	60,230
Stockholders’ equity	63,908	58,583	56,705	51,056	45,208
SELECTED RATIOS
Return on average stockholders’ equity	7.78%	6.75%	9.61%	10.01%	8.03%
Return on average assets	0.71	0.60	0.84	0.80	0.59
Average equity to average assets	9.12	8.87	8.75	7.99	7.40
Loans to deposits	75.30	74.34	74.75	81.14	80.40
Dividend payout ratio	16.87	20.65	11.17	7.84	10.37

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

Highlights of DNB’s results for the year-end December 31, 2014 include:

•Increased earnings — Net income increased $885,000 or 22.6% year over year. Net income was $4.8 million or $1.66 per diluted share in 2014, compared to $3.9 million or $1.36 per diluted share in 2013.

•Successful Cost of Funds Management — DNB trimmed total interest expense 20.0% in 2014 compared with 2013 reflecting ongoing interest rate management practices and the growth of core deposits. Total deposits were $605.1 million at December 31, 2014, up 8.3% compared with $558.7 million at December 31, 2013. The deposit growth was mainly attributable to an 11.8% year-over-year increase in low-cost total core deposits to $518.0 million, offset by a 19.6% decrease of high-cost time deposits to $76.8 million.

•DNB continued to focus on growing fee-based income —Wealth Management continued to record strong growth in total assets under care, which increased 10.5% to $163.8 million at December 31, 2014 compared with $148.2 million at December 31, 2013. This growth contributed to an 11.2% increase in fee income from DNB's Investment Management and Trust Group.

•Strengthened capital position — Shareholder’s equity increased $5.3 million to $63.9 million at December 31, 2014 compared to December 31, 2013, reflecting our solid earnings growth. DNB's Tier 1 leverage ratio and Tier 1 risk-based capital ratio were 10.55% and 14.90%, exceeding regulatory definitions for a well capitalized institution.

The global and U.S. economies have experienced significantly reduced business activity as a result of disruptions in the financial system during the past six years. Dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. As a result of the recession, retail customers may delay borrowing from DNB as unemployment remains high and availability to borrow against equity in primary residences diminishes. As the U.S. economy moves through a period of slow recovery, delinquencies may rise as the value of homes decline or stagnate and DNB’s borrowers experience financial difficulty due to corporate downsizing, reduced sales, or other negative events which may impact their ability to meet their contractual loan payments. As a result of these negative trends in the economy and their impact on our borrowers’ ability to repay their loans, DNB made a $1.13 million provision for credit losses in 2014, compared to a $2.53 million provision in 2013. During the third quarter of 2013, management wrote down four non-performing loans by $4.0 million and provided $1.6 million to the allowance, contributing to a higher provision in 2013 compared to 2014.

In addition, DNB’s net interest margin has been impacted by these changes in the economy. Management has been aggressive in managing DNB’s cost of funds during the year by implementing carefully planned pricing strategies, designed to offset the decline in rates on earning assets, while matching liquidity needs. Our composite cost of funds for 2014 dropped 13 basis points to 0.45%, from 0.58% in 2013. DNB’s net interest margin decreased to 3.36% in 2014 from 3.34% in 2013.

Earnings.  For the year ended December 31, 2014, DNB reported net income of $4.8 million, an increase of $885,000 from $3.9 million reported for the year ended December 31, 2013, or $1.66 per share versus $1.36 per share, respectively, on a fully diluted basis. DNB’s earnings were favorably impacted by higher net interest income and a lower provision of credit losses. Although DNB reported an increase in earnings in 2014 over 2013, our operations and earnings are subject to the same negative economic conditions challenging all commercial banking institutions.

Asset Quality.  Non-performing assets were $7.8 million at December 31, 2014 compared to $6.8 million at December 31, 2013. Non-performing assets as of December 31, 2014 were comprised of $6.5 million of non-accrual loans, $334,000 of loans delinquent over ninety days and still accruing, as well as $837,000 of Other Real Estate Owned (“OREO”) and $64,000 in other repossessed property. As of December 31, 2014, the non-performing loans to total loans ratio increased to 1.50% compared to 1.38% at December 31, 2013. The non-performing assets to total assets ratio increased to 1.07% at December 31, 2014, compared to 1.03% at December 31, 2013. The allowance for credit losses was $4.9 million at December 31, 2014, compared to $4.6 million at December 31, 2013. The allowance to total loans was 1.08% at December 31, 2014 compared to 1.11% at December 31, 2013. DNB’s delinquency ratio (the total of all delinquent loans and leases plus loans greater than 90 days and still accruing, divided by total loans and leases) was 1.70% at December 31, 2014, up from 1.67% at December 31, 2013. The increase in delinquencies during 2014 occurred primarily in the residential loan portfolio.

II.Overview of Financial Condition — Major Changes and Trends

At December 31, 2014, DNB had consolidated assets of $723.3 million and a Tier I/Leverage Capital Ratio of 10.55%. Loans comprise 64.9% of earning assets, while investments and overnight funds constitute the remainder. During 2014, assets increased $61.9 million to $723.3 million at December 31, 2014, compared to $661.5 million at December 31, 2013. During the same period, investment securities increased $44.7 million to $231.7 million, while the loan portfolio increased $40.2 million, or 9.69%, to $455.6 million. Deposits increased $46.3 million to $605.1 million at December 31, 2014. DNB’s liabilities are comprised of a high level of core deposits with a low cost of funds in addition to a moderate level of borrowings with costs that are more volatile than core deposits.

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

Strategic Plan Update.

During the year ended December 31, 2014, management focused on reducing our composite cost of funds as well as strengthening DNB's net interest margin. The composite cost of funds for the year ended December 31, 2014 was 0.45% compared to 0.58% for 2013. The net interest margin for the year ended December 31, 2014 was 3.36% compared to 3.34% in

2013. Management continued to actively manage deposits during the year ended December 31, 2014 to reduce DNB’s cost of funds. Time deposits (including $10.2 million of Brokered Deposits) declined $8.5 million to $87.0 million at December 31, 2014 compared to $95.5 million at December 31, 2013. Core deposits increased $54.8 million during the year ended December 31, 2014. Positive trends were observed for the year ended December 31, 2014 from the sale of investments and insurance products through our third-party broker-dealer, Cetera Financial Services, Inc. and ongoing trust administration and direct management of investment assets for clients which increased fees 5.40% or $67,000 when compared to 2013. Overall, non-interest income increased $163,000 or 3.40% over 2013 to $5.0 million, due primarily to a $92,000 increase in Mortgage Banking Fees, $67,000 increase in Wealth Management fees and a $248,000 increase in gains on the sales of investments. These increases were partially offset by an $81,000 decline in service charges on deposits and a $162,000 decline in gain on sale of SBA loans. Non-interest expense for year ended December 31, 2014 increased 6.77% or $1.2 million, compared to 2013, due primarily to increases of $561,000, $219,000, $146,000 and $108,000 in Salary & employee benefits, other non interest expenses, furniture & equipment and occupancy, respectively. Management has made ongoing investments in technology, personnel and facilities to support retail banking initiatives, build wealth management capabilities and drive efficiency and productivity throughout the franchise. In addition, 2013's non-interest expenses included a $133,000 net gain on the sale/write-down on OREO which is treated as a contra-expense under GAAP.

DNB’s most significant revenue source continues to be net interest income, defined as total interest income less total interest expense, which in 2014 accounted for approximately 81.1% of total revenue. To produce net interest income and consistent earnings growth over the long-term, DNB must generate loan and deposit growth at acceptable economic spreads within its market area. To generate and grow loans and deposits, DNB must focus on a number of areas including, but not limited to, the economy, branch expansion, sales practices, customer satisfaction and retention, competition, customer behavior, technology, product innovation and credit performance of its customers.

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

III.DNB’s Principal Products and Services

Loans and Lending Services.  DNB’s primary source of earnings and cash flows is derived from its lending function. The commercial loan and lease portfolios amounted to $373.6 million or 82.0% of total loans as of December 31, 2014. DNB focuses on providing these products to small to mid-size businesses throughout Chester and Delaware Counties. In keeping with DNB’s goal to match customer business initiatives with products designed to meet their needs, DNB offers a wide variety of fixed and variable rate loans that are priced competitively. DNB serves this market by providing funds for the purchase of business property or ventures, working capital lines, Small Business Administration loans, lease financing for equipment and for a variety of other purposes.

As a community bank, DNB also serves consumers by providing home equity and home mortgages, as well as term loans for the purchase of consumer goods. Residential mortgage and consumer loans increased $9.6 million in 2014 compared to 2013, primarily in the home equity portfolio. In addition to providing funds to customers, DNB also provides a variety of services to its commercial customers. These services, such as cash management, remote capture, commercial sweep accounts, internet banking, letters of credit and other lending services are designed to meet our customer needs and help them become successful. DNB provides these services to assist its customers in obtaining financing, securing business opportunities, providing access to new resources and managing cash flows.

Deposit Products and Services.  DNB’s primary source of funds is derived from customer deposits, which are typically generated by DNB’s thirteen branch offices. DNB’s deposit base, while highly concentrated in central Chester County, extends to southern Chester County and into parts of Delaware and Lancaster Counties. In addition, a growing amount of new deposits are being generated through expanded government service offerings and as a part of comprehensive loan or wealth management relationships. DNB also has access to wholesale brokered deposits which amounted to $10.2 million at December 31, 2014.

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

Non-Deposit Products and Services.  DNB offers non-deposit products and services under the names “DNB Investments & Insurance” and “DNB First Investment Management & Trust.” Revenues under these entities were $1.3 million and $1.2 million for 2014 and 2013, respectively.

DNB Investments & Insurance. Through a third party marketing agreement with Cetera Investment Services, LLC, DNB Investments & Insurance offers a complete line of investment and insurance products.

•	Fixed & Variable Annuities	•	401(k) plans
•	401(k) Rollovers	•	Stocks
•	Self-Directed and Managed IRAs	•	Bonds
•	Mutual Funds	•	Full Services Brokerage/Cash Management
•	Long Term Care Insurance	•	529 College Savings Plans
•	Life Insurance	•	Separately Managed Investment Accounts (SMA)
•	Disability Insurance	•	Self Employed Pension (SEP)

DNB First Investment Management & Trust. DNB First Investment Management & Trust offers a full line of services, which includes the following:

•	Investment Management	•	Investment Advisory
•	Estate Settlement	•	Client Bill Paying
•	Custody Services	•	Financial Planning
•	Corporate Trustee / Trust Administration	•	Power of Attorney and Guardian of the Estate Capacities

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

	December 31
	2014	2013	2012	2011	2010	2009
Prime	3.25%	3.25%	3.25%	3.25%	3.25%	3.25%
Federal Funds Sold (“FFS”)	0.25	0.25	0.25	0.25	0.25	0.25
6 month US Treasury	0.11	0.10	0.12	0.05	0.19	0.20

	Historical Yield Spread
	December 31
	2014	2013	2012	2011	2010	2009
FFS to 5 year US Treasury	1.64%	1.58%	0.70%	0.64%	1.68%	2.44%
FFS to 10 year US Treasury	2.21	2.90	1.72	1.73	3.04	3.60

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

Average Balances, Rates, and Interest Income and Expense

	Year Ended December 31
	2014			2013			2012
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning assets:
Investment securities:
Taxable	$156,402	$2,850	1.82%	$155,725	$2,861	1.84%	$154,498	$3,163	2.05%
Tax-exempt	41,934	1,685	4.02	43,495	1,657	3.81	18,540	912	4.92
Total securities	198,336	4,535	2.29	199,220	4,518	2.27	173,038	4,075	2.36
Cash and cash equivalents	21,247	42	0.20	34,379	70	0.20	21,888	41	0.19
Total loans and leases	435,816	19,733	4.53	396,997	19,340	4.87	400,721	22,114	5.52
Total interest-earning assets	655,399	24,310	3.71	630,596	23,928	3.79	595,647	26,230	4.41
Non-interest-earning assets	21,457			23,440			25,517
Total assets	$676,856			$654,036			$621,164
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings deposits	$376,568	$541	0.14%	$362,985	$740	0.20%	$327,893	$901	0.27%
Time deposits	81,546	697	0.85	95,356	1,071	1.12	103,288	1,531	1.48
Brokered deposits	5,590	53	0.95	-	-	-	17	-	0.28
Total interest-bearing deposits	463,704	1,291	0.27	458,341	1,811	0.40	431,198	2,432	0.56
Federal funds purchased	276	2	0.64	17	-	0.47	71	-	0.59
Repurchase agreements	19,531	39	0.20	20,590	45	0.22	20,419	71	0.34
FHLBP advances	10,986	613	5.58	12,356	653	5.29	20,000	848	4.23
Other interest bearing accounts	9,802	366	3.73	9,836	379	3.85	9,864	404	4.10
Total interest-bearing liabilities	504,299	2,311	0.45	501,140	2,888	0.58	481,552	3,755	0.78
Demand deposits	106,604			89,696			80,114
Other liabilities	4,190			5,167			5,155
Stockholders’ equity	61,763			58,033			54,343
Total liabilities and stockholders’ equity	$676,856			$654,036			$621,164
Net interest income		$21,999			$21,040			$22,475
Interest rate spread			3.26%			3.22%			3.63%
Net interest margin			3.36%			3.34%			3.78%

2.  Rate / Volume Analysis

During 2014, net interest income increased $959,000 or 4.56% on a tax equivalent basis. As shown in the following Rate/Volume Analysis table, $1.8 million favorable volume changes were offset by $843,000 unfavorable rate changes. The volume changes were mostly attributable to increased levels of loans and leases of $38.8 million and decreased levels of time deposits of $13.8 million, offset by decreased levels of investment securities of $884,000. The average balance of loans and leases was $435.8 million in 2014 compared to $397.0 million in 2013. The average balance of time deposits was $81.5 million in 2014 compared to $95.4 million in 2013. The average balance of investment securities was $198.3 million in 2014 compared to $199.2 million in 2013. The impact of decreased  yields on interest-earning assets outweighed the impact of decreased  rates on interest-bearing liabilities, resulting in an $843,000 unfavorable difference. The tax equivalent yield on securities increased to 2.29% in 2014, from 2.27% in 2013. The favorable change due to rate on savings deposits was $219,000 which had an average rate of 0.14% in 2014, compared to 0.20% in 2013. The favorable change due to rate on time deposits was $256,000 which had an average rate of 0.85% in 2014, compared to 1.12% in 2013. DNB’s composite cost of funds decreased to 0.45% in 2014 compared to 0.58% in 2013.

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

Rate / Volume Analysis

(Dollars in thousands)

	2014 Versus 2013			2013 Versus 2012
	Change Due To			Change Due To
	Rate	Volume	Total	Rate	Volume	Total
Interest-earning assets:
Loans and leases	$(1,364)	$1,757	$393	$(2,593)	$(181)	$(2,774)
Investment securities:
Taxable	(23)	12	(11)	(325)	23	(302)
Tax-exempt	90	(62)	28	(206)	951	745
Cash and cash equivalents	(2)	(26)	(28)	4	25	29
Total	(1,299)	1,681	382	(3,120)	818	(2,302)
Interest-bearing liabilities:
Savings deposits	(219)	20	(199)	(232)	71	(161)
Time deposits	(256)	(118)	(374)	(371)	(89)	(460)
Brokered deposits	-	53	53	-	-	-
Federal funds purchased	-	2	2	-	-	-
Repurchase agreements	(4)	(2)	(6)	(26)	-	(26)
FHLBP advances	36	(76)	(40)	209	(404)	(195)
Other borrowings	(12)	(1)	(13)	(24)	(1)	(25)
Total	(455)	(122)	(577)	(444)	(423)	(867)
Net interest income	$(844)	$1,803	$959	$(2,676)	$1,241	$(1,435)

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

DNB reports its callable agency investments ($41.2 million at December 31, 2014) and callable FHLBP advances ($20.0 million at December 31, 2014) at their Option Adjusted Spread (“OAS”) effective duration date, as opposed to the call or maturity date. In management’s opinion, using effective duration dates on callable securities and advances provides a better estimate of the option exercise date under any interest rate environment. The OAS methodology is an approach whereby the likelihood of option exercise takes into account the coupon on the security, the distance to the call date, the maturity date and current interest rate volatility. In addition, prepayment assumptions derived from historical data have been applied to mortgage‑related securities, which are included in investments. (See additional discussion in Item 7a. Quantitative and Qualitative Disclosures About Market Risk on page 39 of this Form 10-K.)

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

To attract these customers, DNB has introduced new deposit products and services, such as Choice Checking with ATM surcharge rebates, Mobile Banking, Popmoney® and expanded bill payment functionality with CheckFree®. DNB also offers a complete package of cash management services including remote deposit, ARP services, JetPay Payroll Services®, ACH, government account services and more. In addition, our Free Business Checking products provide significant advantages to our customers when compared to those offered by our competitors.

V.Critical Accounting Policies and Estimates

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

In management’s opinion, the most critical accounting policies and estimates impacting DNB’s consolidated financial statements are in Note 1. These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. For a complete discussion of DNB’s significant accounting policies, see the notes to the Consolidated Financial Statements and discussion throughout this Form 10-K.

VI.2014 Financial Results

A.  Liquidity

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes. DNB’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding. Primary liquidity includes investments, Federal funds sold, and interest‑bearing cash balances, less pledged securities. DNB also anticipates scheduled payments and prepayments on its loan and mortgage‑ backed securities portfolios. In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $260.7 million at December 31, 2014. Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

As of December 31, 2014, deposits totaled $605.1 million, up $46.3 million from $558.7 million at December 31, 2013. There were $57.8 million in certificates of deposit (including IRAs) scheduled to mature during the next twelve months. At December 31, 2014, DNB had $101.7 million in un-funded loan commitments. In addition, there was $2.2 million in un-funded letters of credit. Management anticipates the majority of these commitments will be funded by means of normal cash flows.

The following table sets forth the composition of DNB’s deposits at the dates indicated.

Deposits By Major Classification

(Dollars in thousands)

	December 31
	2014	2013	2012	2011	2010
Non-interest-bearing deposits	$102,107	$101,853	$85,055	$68,371	$58,948
Interest-bearing deposits:
NOW	205,816	170,427	161,844	171,321	163,104
Money market	143,483	130,835	122,953	107,368	89,944
Savings	66,634	60,090	58,256	45,250	42,521
Certificates	62,747	75,856	81,637	83,260	114,259
IRA	14,058	19,686	20,679	21,975	23,970
Brokered deposits	10,238	-	-	-	-
Total deposits	$605,083	$558,747	$530,424	$497,545	$492,746

For detailed information regarding the maturity of our time deposits and certificates of deposit, see Note 6 to our Consolidated Financial Statements beginning at page 60.

Capital Resources and Adequacy

Stockholders' equity was $63.9 million at December 31, 2014 compared to $58.6 million at December 31, 2013. The increase in stockholders’ equity was primarily a result of 2014 earnings of $4.8 million and net-of tax other comprehensive income of $774,000. These additions to stockholders equity were partially offset by $775,000 of dividends paid on DNB’s common stock and $131,000 of dividends paid on DNB's SBLF Preferred Stock. We have modeled our ratios under the finalized Basel III rules and we do not expect that we will be required to raise additional capital as a result of these rules.

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

Management believes that DNB and the Bank have each met the definition of “well capitalized” for regulatory purposes on December 31, 2014. The Bank’s capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of DNB’s or the Bank’s overall financial condition or prospects. DNB’s capital exceeds the Federal Reserve Bank’s (“FRB’s”) minimum leverage ratio requirements for bank holding companies (see additional discussion in Regulatory Matters — Note 16 to DNB’s Consolidated Financial Statements).

Under federal banking laws and regulations, DNB and the Bank are required to maintain minimum capital as determined by certain regulatory ratios. Capital adequacy for regulatory purposes, and the capital category assigned to an institution by its regulators, may be determinative of an institution’s overall financial condition.

B.  Results of Operations

1.  Summary of Performance

(a)  Summary of Results

For the year ended December 31, 2014, DNB reported net income of $4.8 million versus $3.9 million for 2013. Per share earnings on a fully diluted basis were $1.66, up from $1.36 for the prior year. There are many factors that contribute to DNB’s ability to grow revenues and net income. One of the most significant factors is that the global and U.S. economies have experienced reduced business activity as a result of disruptions in the financial system during the past six years. The United States, Europe and many other countries across the globe are struggling with too much debt and weaker streams of revenues as a result of recessionary pressures and high unemployment. Overall economic growth continues to be slow at a time when national and regional unemployment rates have improved, however participation rates remain at historically low levels. The risks associated with our business remain acute in periods of slow wage and economic growth. Moreover, financial institutions continue to be affected by a sluggish real estate market and constrained financial markets. While we are continuing to take steps to decrease and limit our exposure to problem loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.

The January 14, 2015 Beige Book indicated that residential builders in the Third Federal Reserve District (the “Third District”), the District where DNB is located, reported weak traffic and declining numbers of contract signings. Builders reported ongoing price pressures from contractors for their labor costs and continued difficulty attracting first-time homebuyers out of the rental market. Builders expect that 2015 will be a better year than 2014, but they expressed a range of opinions on whether household formations will return to the pre-recession rate or settle into a new, lower normal trend. Brokers reported that existing home sales finished lower in November 2014 on a year-over-year basis. The Federal Reserve’s contacts continued to report slight overall increases in home prices. Brokers are generally more optimistic for a return to growth in 2015.

The January 14, 2015 Beige Book indicates that construction and leasing continued at a modest pace. Demand continued for new industrial/warehouse projects and for projects in Center City Philadelphia and some outlying suburbs. Contacts from architecture and engineering firms reported a significant increase in bids emerging for new projects, while competition from other firms has begun to abate. The falling competition was attributed to increased demand that has begun to stretch the capacity of some firms. The Federal Reserve’s contacts continued to report incremental improvements in leasing activity in downtown and suburban Philadelphia, especially for office, residential, and retail spaces in Center City and select suburban office markets. The office space demand primarily represents a shift in the desired type of office space, rather than growth of office employment. The Federal Reserve’s contacts are optimistic for continued growth of both new construction and leasing activity in 2015.

Third District manufacturers reported that current activity resumed growing at a modest pace after rising more briskly during the December 3, 2014  Beige Book period. Reports of new orders and shipments also suggested continued growth, but with less vigor. About twice as many firms reported decreases in new orders and shipments compared with the December 3, 2014 Beige Book period. Gains in activity appeared to be stronger among makers of primary metals, chemicals, and paper products; activity appeared weaker among makers of lumber and wood, rubber, and plastic products. The Federal Reserve’s contacts continued to report that stronger demand emanated from the automotive and commercial aviation sectors. Expectations of positive growth during the next six months remained at historically elevated levels and were broad-based. Nearly two-thirds of the Third District manufacturing contacts reported positive expectations for growth. Overall, about one-third of the firms' contacts also continued to report that they expect to increase employment levels and capital expenditures.

Only 10 percent or fewer of manufacturing contacts expected a decrease in employment, capital expenditures, or general activity.

Aggregate business activity in the Third District continued to grow at a modest pace during the January 14, 2015 Beige Book period, with very few changes in the growth rates of specific sectors. Manufacturers reported modest growth after a somewhat faster pace during the December 3, 2014 Beige Book period. Auto dealers, staffing firms, and other general service-sector firms continued to report a moderate pace of growth. Non-auto retailers continued to report modest growth, while tourism activity appears to have slowed. Residential builders continued to report a slight decline in contract sales of new homes. Overall, brokers noted little change in existing home sales (sales of existing homes had risen slightly during the December 3, 2014 Beige Book period). The commercial real estate sectors continued to report modest growth for construction and for leasing of existing commercial properties. Lending volumes continued to grow at a modest pace, and credit quality continued to improve; however, more of the Federal Reserve’s contacts expressed concern about loosening underwriting standards. As in the December 3, 2014 Beige Book, contacts reported slight increases in wages, home prices, and general price levels. The Federal Reserve’s contacts continued to anticipate moderate growth of economic activity over the next six months.

Although DNB’s earnings have been impacted by the general economic conditions, the impact has not been as severe as it has been in many parts of the nation, largely due to a relatively healthier economic climate in the Third Federal Reserve District and specifically Chester County. DNB’s franchise spans both Chester and Delaware counties in southeastern Pennsylvania. The majority of loans have been made to businesses and individuals in Chester County and the majority of deposits are from businesses and individuals within the County. According to census data, Chester County’s population has grown at approximately 15%, compared to 13% for the nation and 3% for the Commonwealth of Pennsylvania. The median household income in Chester County is $86,184 and the County ranks 14th nationally in disposable income. The unemployment rate for Chester County stood at 3.9% as of October 2014, compared to a Pennsylvania unemployment rate of 5.4% and a national unemployment rate of 5.7%. Traditionally, the unemployment rate has been the lowest in the surrounding five-county area and it ranks among the lowest unemployment rates in the Commonwealth. Chester County has a civilian labor force of 266,900, with manufacturing jobs representing 23.1% of the workforce and retail shopping comprising 13.8% of the total employment. During the last few years, the County has been able to keep most of its major employers, however some of them have downsized in order to remain competitive. Chester County is home to several Fortune 500 companies. Thirteen Chester County employers have 1,000 employees or more. Of these 13 companies, two companies have more than 5,000 employees.

These and other factors have impacted our operations. We continue to focus on the consistency and stability of core earnings and balance sheet strength which are critical success factors in today’s challenging economic environment.

(b)  Significant Events, Transactions and Economic Changes Affecting Results

Some of DNB’s significant events during 2014 include:

•

Total loans and leases were $455.6 million at December 31, 2014, up $40.2 million or 9.7% from 2013. Gross loans funded during 2014 were $129.6 million compared to $107.5 million in 2013. Paydowns on loans were $89.4 million, up 10.8% from $80.7 million in 2013. Commercial loans grew by $8.0 million or 7.3% to $116.4 million, commercial mortgage loans grew $22.7 million or 9.7%, consumer loans grew $8.3 million or 17.3% to $55.9 million, and residential loans grew $1.3 million or 5.3% to $26.0 million.

•

Total deposits were $605.1 million at December 31, 2014, up 8.3% compared with $558.7 million at December 31, 2013. DNB's deposit growth, which reflected an 11.8% year-over-year increase in total core deposits to $518.0 million at year-end 2014, compared with $463.2 million at year-end 2013.

•	Wealth management assets under care grew to $163.81 million at December 31, 2014, up from $148.19 million at December 31, 2013, as the Bank continued expanding its wealth management business.

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

(e)  Effect of Inflation and Changing Rates

For detailed discussion of the effects of inflation and changes in rates on DNB’s results, refer to the following discussion on “Net Interest Income.”

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

During the year ended December 31, 2014, management focused on growing our loan portfolio, increasing households, improving asset quality, as well as reducing our composite cost of funds. The composite cost of funds for the year ended December 31, 2014 was 0.45%, compared to 0.58% in 2013. The net interest margin for the year ended December 31, 2014 was 3.36%  compared to 3.34% in 2013. The increase was caused by the benefit of a higher volume of earning assets, which outweighed the lower rates on earning assets.  Management continued to actively manage deposits during 2014 to reduce DNB’s cost of funds. Time deposits decreased $18.7 million to $76.8 million at December 31, 2014, compared to $95.5 million at December 31, 2013. DNB purchased brokered deposits during 2014 and had a balance of $10.2 million at December 31, 2014. Transaction and savings accounts, which are generally lower costing deposits, increased $54.8 million during the year ended December 31, 2014.

Interest on loans and leases was $19.6 million for 2014, compared to $19.2 million for 2013. The average balance of loans and leases was $435.8 million with an average tax equivalent yield of 4.53% in 2014 compared to $397.0 million with an average tax equivalent yield of 4.87% in 2013. Year-over-year results reflect the continuing low interest rate environment in combination with pay downs on higher yielding loans.

Interest and dividends on investment securities was $4.0 million for both 2014 and 2013. The average balance of investment securities was $198.3 million with an average tax equivalent yield of 2.29% in 2014 compared to $199.2 million with an average tax equivalent yield of 2.27% in 2013. Total investment securities increased $44.7 million from December 31, 2013 to December 31, 2014 primarily due to $114.4 million in purchases and a change in unrealized loss of $1.8 million, offset by $71.5 million in sales, principal pay-downs, calls and maturities. Interest and dividends increased $7,000, primarily due to higher yields in the portfolio.

Interest on deposits was $1.3 million for 2014 compared to $1.8 million for 2013. The average balance of interest‑bearing deposits was $463.7 million with an average rate of 0.27% for 2014 compared to $458.3 million with an average rate of 0.40% for 2013. The decrease in rate was primarily attributable to a lower interest rate environment.

Interest on FHLBP advances was $613,000 for 2014 compared to $653,000 for 2013. The average balance on FHLBP advances was $11.0 million with an average rate of 5.58% for 2014 compared to $12.4 million with an average rate of 5.29% for 2013. During the fourth quarter of 2014, management increased DNB’s FHLBP Advances by $10.0 million.

Interest on repurchase agreements was $39,000 for 2014 compared to $45,000 for 2013. The average balance on repurchase agreements was $19.5 million with an average rate of 0.20% for 2014 compared to $20.6 million with an average rate of 0.22% for 2013. The decrease in interest expense was primarily the result of the lower rate paid on these accounts.

3.  Provision for Credit Losses

To provide for known and inherent losses in the loan and lease portfolio, DNB maintains an allowance for credit losses. There was a $1.1 million provision made in 2014 compared to $2.5 million in 2013. For a detailed discussion on DNB’s reserve methodology, refer to “Item 1 — Determination of the allowance for credit losses” which can be found under “Critical Accounting Policies and Estimates”.

4.  Non-Interest Income

Non-interest income includes service charges on deposit products; fees received in connection with the sale of non-depository products and services, including fiduciary and investment advisory services offered through DNB First Investment Management and Trust; non-depository securities brokerage products and services and insurance products and services offered through DNB Investments & Insurance; and other sources of income such as increases in the cash surrender value of Bank Owned Life Insurance (“BOLI”), net gains on sales of investment securities and loans. In addition, DNB receives fees for cash management, remote capture, merchant services, debit cards, safe deposit box rentals and similar activities.

Non-interest income was $5.0 million for 2014 compared to $4.8 million for 2013. The $163,000 increase was primarily due to increases of $248,000 in gain on sale of investments, $92,000 in mortgage banking, $67,000 in Wealth Management and $2,000 in other fees. The increases were offset by decreases of $162,000 in gains on sale of loans, $81,000 in service charges on deposits, primarily non-sufficient fund fees, and $3,000 in income from BOLI policies.

5.  Non-Interest Expense

Non-interest expense includes salaries & employee benefits, furniture & equipment, occupancy, professional & consulting fees as well as marketing, printing & supplies, FDIC insurance, PA shares tax, telecommunications, write-downs on other real estate owned (“OREO”) and other repossessed property and other less significant expense items. Non-interest expenses increased during 2014 by $1.2 million or 6.8% compared to 2013.

Salary and employee benefits.  Salary and employee benefits were $10.0 million for 2014 compared to $9.4 million for 2013. The $561,000 increase was attributable to a higher level of full-time equivalent employees year over year, primarily due to the creation of the Mortgage Banking group, as well as a higher level of incentive and commission based compensation paid to various revenue producers.

Professional and Consulting.    Professional and consulting expense remained relatively flat at $1.2 million for 2014 and 2013.

Other expenses.  Other expenses were $1.9 million for 2014 compared to $1.6 million for 2013. The $219,000 increase was primarily due to $159,000 in increased OREO expenses, and $25,000 in increased contribution expenses.

FDIC insurance.  FDIC insurance expense was $455,000 in 2014 compared to $512,000 in 2013. The $57,000 decrease was primarily due to a higher assessment base, higher provisions to the allowance and higher loan charge-offs in 2013 compared to 2014 (See “Deposit Insurance Assessments” on page 8 of this Form 10-K).

Gain/loss on sale or write-down of OREO and other repossessed property.  During 2014, DNB had $7,000 of net loss on sale/write-downs of OREO properties compared to $106,000 of net gain on sale/write-downs in 2013. At December 31, 2014, DNB held $901,000 of such assets, compared to $1.1 million at December 31, 2013.

6.  Income Taxes

Income tax expense was $1.7 million and $1.2 million for the year ended December 31, 2014 and 2013, respectively. Income tax expense for each period primarily differs from the amount determined at the statutory rate of 34.0% due to tax-exempt income on loans and investment securities, DNB’s ownership of BOLI policies and tax credits recognized on a low-income housing limited partnership. The effective tax rates for 2014 and 2013 were 25.9% and 23.7%, respectively. The higher effective tax rate in 2014 was primarily due to higher levels of pre-tax income in 2014, compared to 2013.

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

DNB’s investment portfolio (HTM and AFS securities) totaled $231.7 million at December 31, 2014, up $44.7 million or 23.9% from $187.0 million at December 31, 2013. The $44.7 million increase in investment securities was primarily due to $114.4 million in purchases and a decrease in unrealized loss of $1.8 million, offset by $71.5 million in sales, principal pay-downs, calls and maturities.

At December 31, 2014, approximately 74% of DNB’s investments were in the AFS portfolio and 26% were in the HTM portfolio. Investments consist mainly of mortgage‑backed securities and Agency notes backed by government sponsored enterprises, such as FHLMC, FNMA and FHLB. Management regularly reviews its investment portfolio to determine whether any securities are other than temporarily impaired. DNB did not invest in securities backed by sub-prime mortgages. At December 31, 2014, the combined AFS and HTM portfolios had an unrealized pretax gain of $1.5 million and an unrealized pretax loss of $1.5 million. At December 31, 2013, the combined AFS and HTM portfolios had an unrealized pretax gain of $831,000 and an unrealized pretax loss of $5.2 million. There were no other than temporarily impaired securities.

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

Investment Maturity Schedule, Including Weighted Average Yield

(Dollars in thousands)

	December 31, 2014
					No
	Less than	1-5	5-10	Over	Stated
Held to Maturity	1 Year	Years	Years	10 Years	Maturity	Total	Yield
US Government agency obligations	$-	$7,730	$-	$-	$-	$7,730	3.12%
GSE mortgage-backed securities	-	-	-	3,579	-	3,579	2.87
Corporate bonds	-	-	3,951	-	-	3,951	5.84
Collateralized mortgage obligations GSE	-	-	-	3,605	-	3,605	2.11
State and municipal tax-exempt	-	2,860	16,642	21,087	-	40,589	3.95
Total	$-	$10,590	$20,593	$28,271	$-	$59,454	3.79%
Percent of portfolio	-%	18%	35%	47%	-%	100%
Weighted average yield	-%	2.78%	3.07%	2.86%	-%	3.79%

					No
	Less than	1-5	5-10	Over	Stated
Available for Sale	1 Year	Years	Years	10 Years	Maturity	Total	Yield
US Government agency obligations	$-	$52,870	$8,484	$-	$-	$61,354	1.00%
GSE mortgage-backed securities	-	-	52,996	13,727	-	66,723	1.64
Collateralized mortgage obligations GSE	-	42	-	19,969	-	20,011	1.58
Corporate bonds	3,507	9,595	-	-	-	13,102	1.15
State and municipal tax-exempt	-	-	3,258	7,736	-	10,994	4.03
Equity securities	-	-	-	-	18	18	3.00
Total	$3,507	$62,507	$64,738	$41,432	$18	$172,202	1.52%
Percent of portfolio	2%	36%	38%	24%	-%	100%
Weighted average yield	1.04%	0.92%	1.63%	1.91%	3.00%	1.52%

Composition of Investment Securities

(Dollars in thousands)

	December 31
	2014		2013		2012
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
Held to Maturity	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
US Government agency obligations	$7,730	$8,073	$7,494	$7,569	$7,266	$7,829
GSE mortgage-backed securities	3,579	3,712	5,934	6,134	9,135	9,570
Collateralized mortgage obligations GSE	3,951	3,579	4,903	4,824	7,204	7,389
Corporate bonds	3,605	4,275	6,357	6,606	6,500	6,860
State and municipal tax-exempt	40,589	40,460	40,611	38,269	35,919	36,659
Total	$59,454	$60,099	$65,299	$63,402	$66,024	$68,307

	December 31
	2014		2013		2012
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
Available for Sale	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
US Government agency obligations	$61,547	$61,354	$30,522	$29,943	$35,424	$35,539
GSE mortgage-backed securities	66,669	66,723	49,448	48,930	21,885	22,392
Collateralized mortgage obligations GSE	20,499	20,011	23,836	22,886	21,526	21,650
Corporate bonds	13,208	13,102	16,944	16,550	41,005	41,447
State and municipal tax-exempt	10,917	10,994	2,091	2,072	3,195	3,185
Certificates of deposit	-	-	1,250	1,260	1,250	1,248
Asset-backed securities	-	-	-	-	9,723	9,813
Equity securities	27	18	27	18	27	14
Total	$172,867	$172,202	$124,118	$121,659	$134,035	$135,288

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

Total loans and leases were $455.6 million at December 31, 2014, up $40.2 million or 9.7% from 2013. Gross loans funded during 2014 were $129.6 million compared to $107.5 million in 2013. Paydowns on loans were $89.4 million, up 10.8% from $80.7 million in 2013. Commercial loans grew by $8.0 million or 7.3% to $116.4 million, commercial mortgage loans grew $22.7 million or 9.7% to $257.3 million, consumer loans grew $8.3 million or 17.3% to $55.9 million, and residential loans grew $1.3 million or 5.3% to $26.0 million.

The following table sets forth information concerning the composition of total loans outstanding, net of unearned income and fees and the allowance for credit losses, as of the dates indicated.

Total Loans and Leases Outstanding, Net of Allowance for Credit Losses

(Dollars in thousands)

	December 31
	2014	2013	2012	2011	2010
Residential mortgage	$25,993	$24,677	$25,835	$26,461	$30,929
Commercial mortgage	257,310	234,599	234,202	232,297	218,099
Commercial:
Commercial term	80,819	89,279	81,888	76,302	70,580
Commercial construction	35,534	19,117	12,247	24,818	26,964
Lease financing	-	2	67	191	898
Consumer:
Home equity	50,192	41,418	35,322	36,042	40,396
Other	5,755	6,262	6,937	7,573	8,305
Total loans and leases	455,603	415,354	396,498	403,684	396,171
Less allowance for credit losses	(4,906)	(4,623)	(6,838)	(6,164)	(5,884)
Net loans and leases	$450,697	$410,731	$389,660	$397,520	$390,287

The following table sets forth information concerning the contractual maturities of the loan portfolio, net of unearned income and fees. For amortizing loans, scheduled repayments for the maturity category in which the payment is due are not reflected below, because such information is not readily available.

Loan and Lease Maturities

(Dollars in thousands)

	December 31, 2014
	Less than	1-5	Over 5
	1 Year	Years	Years	Total
Residential mortgage	$9,303	$112	$16,578	$25,993
Commercial mortgage	11,222	91,779	154,309	257,310
Commercial:
Commercial term	5,074	13,407	62,338	80,819
Commercial construction	13,098	6,198	16,238	35,534
Consumer:
Home equity	998	4,256	44,938	50,192
Other	13	574	5,168	5,755
Total loans and leases	39,708	116,326	299,569	455,603
Loans and leases with fixed interest rates	12,485	104,485	180,285	297,255
Loans and leases with variable interest rates	27,223	11,841	119,284	158,348
Total loans and leases	$39,708	$116,326	$299,569	$455,603

3.  Non-Performing Assets

Total non-performing assets increased $931,000 to $7.8 million at December 31, 2014, compared to $6.8 million at December 31, 2013. The $931,000 increase was attributable to a $933,000 increase in non-accrual loans and a $193,000 increase in loans 90 days past due and still accruing, offset by a $195,000 reduction in other real estate owned & other repossessed property. As a result of the increase in non-performing loans and a $40.2 million net increase in gross loans, the non-performing loans to total loans ratio increased to 1.50% at December 31, 2014, from 1.38% at December 31, 2013. The non-performing assets to total assets ratio increased to 1.07% at December 31, 2014 from 1.03% at December 31, 2013. The allowance to non-performing loans ratio decreased to 71.6% at December 31, 2014 from 80.7% at December 31, 2013. DNB continues to work diligently to improve asset quality by adhering to strict underwriting standards and improving lending policies and procedures. Non-performing assets have had, and will continue to have, an impact on earnings; therefore management intends to continue working aggressively to reduce the level of such assets.

Non-performing assets are comprised of non-accrual loans and leases, loans and leases delinquent over ninety days and still accruing, troubled debt restructurings (“TDRs”) as well as Other Real Estate Owned (“OREO”) and other repossessed property. Non-accrual loans and leases are loans and leases for which the accrual of interest ceases when the collection of principal or interest payments is determined to be doubtful by management. It is the policy of DNB to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier if considered prudent. Interest received on such loans is applied to the principal balance, or may, in some instances, be recognized as income on a cash basis. A non-accrual loan or lease may be restored to accrual status when management expects to collect all contractual principal and interest due and the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms. OREO consists of real estate acquired by foreclosure. Other repossessed property are primarily assets from DNB’s commercial lease portfolio that were repossessed. OREO and other repossessed property are carried at the lower of cost or estimated fair value, less estimated disposition costs. Any significant change in the level of non-performing assets is dependent, to a large extent, on the economic climate within DNB’s market area. DNB’s Credit Policy Committee monitors the performance of the loan and lease portfolio to identify potential problem assets on a timely basis. Committee members meet to design, implement and review asset recovery strategies, which serve to maximize the recovery of each troubled asset. As of December 31, 2014, DNB had $22.7 million of loans classified as substandard. Of the $22.7 million, $16.0 million are performing and are believed to require increased supervision and review; and may, depending on the economic environment and other factors, become non-performing assets in future periods. The majority of these loans are secured by commercial real estate, with lesser amounts being secured by residential real estate, inventory and receivables. The amount of performing substandard loans at December 31, 2013 was $4.9 million.

The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, (iii) TDRs other than those included in items (i) and (ii), and (iv) OREO as a result of foreclosure or voluntary transfer to DNB as well as other repossessed property.

Non-Performing Assets

(Dollars in thousands)

	December 31
	2014	2013	2012	2011	2010
Non-accrual loans:
Residential mortgage	$2,458	$2,250	$2,196	$1,873	$2,334
Commercial mortgage	1,294	266	2,804	2,114	834
Commercial:
Commercial term	198	-	-	201	542
Commercial construction	2,043	2,554	4,326	3,032	3,180
Lease financing	-	-	28	61	273
Consumer:
Home equity	432	434	64	61	58
Other	94	82	147	90	2
Total non-accrual loans	6,519	5,586	9,565	7,432	7,223
Loans 90 days past due and still accruing (*)	334	141	869	210	-
Total non-performing loans	6,853	5,727	10,434	7,642	7,223
Other real estate owned & other repossessed property	901	1,096	1,237	3,974	4,324
Total non-performing assets	$7,754	$6,823	$11,671	$11,616	$11,547
Asset quality ratios:
Non-performing loans to total loans	1.50%	1.38%	2.63%	1.89%	1.82%
Non-performing assets to total assets	1.07	1.03	1.82	1.91	1.92
Allowance for credit losses to:
Total loans and leases	1.08	1.11	1.72	1.53	1.49
Non-performing loans and leases	71.59	80.70	65.54	80.70	81.50

(*)One loan in 2010 had a balance less than $1,000

Included in the loan portfolio are loans for which DNB has ceased the accrual of interest (i.e. non-accrual loans). Loans of approximately $6.5 million and $5.6 million as of December 31, 2014 and 2013, respectively, were on a non-accrual basis. DNB also had loans of approximately $334,000 and $141,000 that were 90 days or more delinquent, but still accruing, as of December 31, 2014 and 2013, respectively. If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following tables:

Non-accrual Loans – Contractual Interest Income

(Dollars in thousands)

		Year Ended December 31, 2014
	December 31, 2014 Amount	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income
Non-accrual loans:
Residential mortgage	$2,458	$56	$-	$56
Commercial mortgage	1,294	41	-	41
Commercial:				-
Commercial term	198	3	-	3
Commercial construction	2,043	355	-	355
Lease financing	-	-	-	-
Consumer:				-
Home equity	432	26	3	23
Other	94	12	-	12
Total non-accrual loans	6,519	493	3	490
Loans 90 days past due and still accruing	334	6	6	-
Total non-performing loans	$6,853	$499	$9	$490

		Year Ended December 31, 2013
	December 31, 2013 Amount	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income
Non-accrual loans:
Residential mortgage	$2,250	$67	$-	$67
Commercial mortgage	266	124	-	124
Commercial:				-
Commercial term	-	4	-	4
Commercial construction	2,554	357	-	357
Lease financing	-	1	-	1
Consumer:				-
Home equity	434	13	-	13
Other	82	14	3	11
Total non-accrual loans	5,586	580	3	577
Loans 90 days past due and still accruing	141	4	4	-
Total non-performing loans	$5,727	$584	$7	$577

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

Management reviews and establishes the adequacy of the allowance for credit losses in accordance with U.S. generally accepted accounting principles, guidance provided by the Securities and Exchange Commission and as prescribed in OCC Bulletin 2006-47. Its methodology for assessing the appropriateness of the allowance consists of several key elements which include: specific allowances for identified impaired loans; and allowances by loan type for pooled homogenous loans. In considering national and local economic trends, we review a variety of information including Federal Reserve publications, general economic statistics, foreclosure rates and housing statistics published by third parties. We believe this improves the measure of inherent loss over a complete economic cycle and reduces the impact for qualitative adjustments. An unallocated portion of the allowance is intended to provide for probable losses not otherwise accounted for in management’s other elements of its overall estimate. An unallocated component is maintained to cover uncertainties such as changes in the national and local economy, concentrations of credit, expansion into new markets and other factors that could affect management’s estimate of probable losses. The unallocated component of the allowance also reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

In addition, DNB reviews historical loss experience for the commercial real estate, commercial, residential real estate, home equity and consumer installment loan pools to determine historical loss factors. The historical loss factors are then applied to the current portfolio balances to determine the required reserve percentage for each loan pool based on risk rating. Historical losses are segregated into risk-similar groups and a loss ratio is determined for each group over a five year period. The five year average loss ratio by type is then used to calculate the estimated loss based on the current balance of each group. This five year time period is appropriate given DNB’s historical level of losses and, more importantly, represents the current economic environment.

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

Portfolio risk includes the levels and trends in delinquencies, impaired loans, changes in the loan rating matrix and trends in volume and terms of loans. Management is satisfied with the stability of the past due and non-performing loans and believes there has been no decline in the quality of the loan portfolio due to any trend in delinquent or adversely classified loans. In determining the adequacy of the allowance, management considers any deterioration of asset quality in DNB’s commercial mortgage and residential first mortgage portfolios. In addition to ordering new appraisals and creating specific reserves on impaired loans, the allowance allocation rates were increased, reflective of delinquency trends which have been caused by continued weakness in the housing markets, falling home equity values, and rising unemployment. New appraisal values we have obtained for existing loans have generally been consistent with trends indicated by Case-Schiller and other indices.

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

The provision decreased to $1.1 million in 2014 compared to $2.5 million in 2013. During the third quarter of 2013, management wrote down four non-performing loans by $4.0 million and provided $1.6 million to the allowance, contributing to a higher provision in 2013 compared to 2014.  In addition, the decrease in the provision was directionally consistent in 2014 with the improving credit metrics and the slow economic recovery. DNB’s percentage of allowance for credit losses to total loans and leases was 1.08% at December 31, 2014 compared to 1.11%, 1.72% and 1.53% for the years ended December 31, 2013, 2012 and 2011, respectively. The allowance as a percentage of total loans and leases had increased during the two years ended December 31, 2012 and declined during the two years ended December 31, 2014. The increase in this ratio during the two years ended December 31, 2012 was due to an increase in non-performing loans during the same period ($10.4 million and $7.6 million at December 31, 2012 and 2011, respectively). The decline during the two years ended December 31, 2014 was a result of management partially charging off the carrying balance of four large non-performing loans by $4.0 million during 2013 and an increase in total loans and leases during 2013 and 2014 of $59.1 million. Prior to the partial charge-offs during 2013, DNB had specific reserves in the allowance of $1.9 million on these loans. Net charge-offs were $847,000 in 2014, compared to $4.7 million and $781,000 in 2013 and 2012, respectively. The percentage of net charge-offs to total average loans and leases was 0.19%, 1.20% and 0.20% during the three years ending December 31, 2014, 2013 and 2012, respectively. Management is not aware of any potential problem loans, which were accruing and current at December 31, 2014, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to DNB.

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

As of December 31, 2014, DNB had $7.8 million of non-performing assets, which included $6.9 million of non-performing loans and $901,000 of OREO. Loans are reviewed for impairment in accordance with FASB ASC 310-10-35. Impaired loans can either be secured or unsecured, not including large groups of smaller balance loans that are collectively evaluated. Impairment is measured by the difference between the loan amount and the present value of the future cash flow discounted at the loan’s effective interest rate. Management measures loans for impairment by using the fair value of collateral for collateral dependent loans. In general, management reduces the amount of the appraisal by the estimated cost of acquisition and disposition of the underlying collateral and compares that adjusted value with DNB’s carrying value. As part of the general allowance, DNB reserves at the rate of approximately 6% to 11% on non-performing loans. DNB establishes a specific valuation allowance on impaired loans that have a collateral shortfall, including estimated costs to sell in comparison to the carrying value of the loan. Of the $9.1 million of impaired loans at December 31, 2014, $850,000 had a valuation allowance of $273,000 and $8.2 million had no specific allowance. For those impaired loans that management determined that no specific valuation allowance was necessary, management has reviewed the appraisal for each loan and determined that there is no shortfall in the collateral. During the year ended December 31, 2014, DNB recognized $975,000 in total charge-offs, $927,000 of which related to impaired loans.

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

Analysis of Allowance for Credit Losses

(Dollars in thousands)

	Year Ended December 31
	2014	2013	2012	2011	2010
Beginning balance	$4,623	$6,838	$6,164	$5,884	$5,477
Provisions	1,130	2,530	1,455	1,480	2,216
Loans charged off:
Residential mortgage	(326)	(183)	(99)	(280)	(520)
Commercial mortgage	(8)	(716)	-	(51)	-
Commercial:
Commercial term	(47)	(247)	(38)	(717)	(132)
Commercial construction	(511)	(3,648)	(848)	-	(445)
Lease financing	(1)	(26)	(1)	(200)	(548)
Consumer:
Home equity	-	-	-	-	-
Other	(82)	(70)	(31)	(64)	(210)
Total charged off	(975)	(4,890)	(1,017)	(1,312)	(1,855)
Recoveries:
Residential mortgage	5	80	21	79	15
Commercial mortgage	-	-	-	-	-
Commercial:
Commercial term	3	5	115	9	11
Commercial construction	103	-	-	-	-
Lease financing	8	59	72	3	20
Consumer:
Home equity	-	-	-	-	-
Other	9	1	28	21	-
Total recoveries	128	145	236	112	46
Net charge-offs	(847)	(4,745)	(781)	(1,200)	(1,809)
Ending balance	$4,906	$4,623	$6,838	$6,164	$5,884
Reserve for unfunded loan commitments	$166	$143	$125	$99	$150
Ratio of net charge-offs to average loans	0.19%	1.20%	0.20%	0.29%	0.49%

The following table sets forth the composition of DNB’s allowance for credit losses at the dates indicated.

Composition of Allowance for Credit Losses

(Dollars in thousands)

December 31
	2014		2013		2012		2011		2010
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loan Type		Loan Type		Loan Type		Loan Type		Loan Type
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Residential mortgage	$269	6%	$285	6%	$306	6%	$383	6%	$454	8%
Commercial mortgage	2,300	56	2,010	56	3,094	59	3,442	58	2,682	55
Commercial:
Commercial term	709	18	621	21	506	21	474	19	634	18
Commercial construction	881	8	1,073	5	1,536	3	1,029	6	1,071	7
Lease financing	-	-	-	-	3	-	10	-	86	-
Consumer:
Home equity	189	11	156	10	178	9	165	4	113	4
Other	70	1	78	2	86	2	95	7	369	8
Unallocated	488	-	440	-	1,129	-	566	-	475	-
Total	$4,906	100%	$4,623	100%	$6,838	100%	$6,164	100%	$5,884	100%
Reserve for unfunded loan
commitments (other
liability)	$166		$143		$125		$99		$150

5.  Certain Regulatory Matters

Dividends payable to DNB by the Bank are subject to certain regulatory limitations. Under normal circumstances, the payment of dividends in any year without regulatory permission is limited to the net profits (as defined for regulatory purposes) for that year, plus the retained net profits for the preceding two calendar years. The sum of these items amounted to $13.0 million for the year ended December 31, 2014.  During 2014, the Bank paid $551,000 to DNB in connection with the $13.0 million of Non-Cumulative Perpetual Preferred Stock issued on August 4, 2011 as part of the Small Business Lending Fund program administered by the United States Treasury.

The FDIC has authority to assess and change federal deposit insurance assessment rates based on average consolidated assets, less tangible equity capital of the Bank. For further information, please refer to the discussion of FDIC deposit insurance assessments under Part I, Item 1 (“Business”), section (c) (“Narrative Description of Business”) — “Supervision and Regulation — Bank” under the heading “Deposit Insurance Assessments” on page 8 of this report. DNB’s FDIC insurance expense was $455,000 in 2014.

DNB was well capitalized at December 31, 2014 and met all regulatory capital requirements. Please refer to Note 16 to the Consolidated Financial Statements for a table that summarizes required capital ratios and the corresponding regulatory capital positions of DNB and the Bank at December 31, 2014.

At December 31, 2014, DNB owned $1.4 million of stock of the Federal Home Loan Bank of Pittsburgh (“FHLBP”) and had outstanding borrowings of $20.0 million from the FHLBP. The FHLBP stock entitles DNB to dividends from the FHLBP. DNB recognized dividend income of $61,000 in 2014. At December 31, 2014, DNB's excess borrowing capacity from the FHLBP was $227.7 million. Generally, the loan terms from the FHLBP are better than the terms DNB can receive from other sources.

6.  Off Balance Sheet Arrangements

In the normal course of business, various commitments and contingent liabilities are outstanding, such as guarantees and commitments to extend credit, borrow money or act in a fiduciary capacity, which are not reflected in the consolidated financial statements. Management does not anticipate any significant losses as a result of these commitments.

DNB had outstanding stand-by letters of credit totaling $2.2 million and unfunded loan and lines of credit commitments totaling $101.7 million at December 31, 2014.

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

DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $260.7 million at December 31, 2014. At December 31, 2014, DNB had $20.0 million of FHLBP borrowings outstanding and the FHLBP had issued letters of credit, on DNB’s behalf, totaling $20.0 million against its available credit lines.

As of December 31, 2014, approximately $163.8 million of assets are held by DNB First Wealth Management in a fiduciary, custody or agency capacity. These assets are not assets of DNB, and are not included in the consolidated financial statements.

Off Balance Sheet Obligations

(Dollars in thousands)

	Expiration by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Commitments to extend credit	$101,731	$9,209	$5,714	$1,919	$84,889
Letters of credit	2,165	2,121	18	-	26
Total	$103,896	$11,330	$5,732	$1,919	$84,915

For detailed information regarding FHLBP Advances and Short Term Borrowed Funds, see Note 7 to our Consolidated Financial Statements beginning at page 60.

The following table sets forth DNB’s known contractual obligations as of December 31, 2014. The amounts presented below do not include interest.

Contractual Obligations

(Dollars in thousands)

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
FHLBP advances	$20,000	$10,000	$-	$10,000	$-
Repurchase agreements	19,221	19,221	-	-	-
Capital lease obligations	505	40	99	130	236
Operating lease obligations	4,960	734	1,476	1,084	1,666
Junior subordinated debentures	9,279	-	-	-	9,279
Total	$53,965	$29,995	$1,575	$11,214	$11,181

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes an Economic Value of Equity (“EVE”) model. The EVE model measures the potential price risk of equity to changes in interest rates and factors in the optionality included on the balance sheet. EVE analysis is used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The EVE is likely to be different if rates change. Results falling outside prescribed ranges may require action by management. At December 31, 2014 and 2013, DNB’s variance in the EVE as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the following table. The change as a percentage of the present value of equity with a 200 basis point increase was within DNB’s negative 25% guideline at December 31, 2014 and 2013. EVE for December 31, 2013 as reported in the following table has been revised from figures previously reported due to the discovery of an incorrect underlying assumption in the EVE model used for such period. Notwithstanding such revised EVE, at all times DNB’s EVE remained within applicable guidelines.

Quantitative and Qualitative Disclosures About Market Risk

(Dollars in thousands)

	December 31, 2014			December 31, 2013
Change in rates	Flat	−200bp	+200bp	Flat	−200bp	+200bp
EVE	$72,548	$68,218	$58,656	$71,272	$75,702	$57,423
Change		(4,330)	(13,892)		4,430	(13,849)
Change as a % of assets		(0.6)%	(1.9)%		0.7%	(2.1)%
Change as a % of PV equity		(6.0)%	(19.1)%		6.2%	(19.4)%

Item 8.  Financial Statements and Supplementary Data

DNB FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands, except share data)

	December 31
	2014	2013
Assets
Cash and due from banks	$12,504	$32,710
Federal Funds Sold	-	1,350
Cash and cash equivalents	12,504	34,060
Available-for-sale investment securities at fair value (amortized cost of $172,867 and $124,118)	172,202	121,659
Held-to-maturity investment securities (fair value of $60,099 and $63,402)	59,454	65,299
Total investment securities	231,656	186,958
Loans held for sale	617	-
Loans and leases	455,603	415,354
Allowance for credit losses	(4,906)	(4,623)
Net loans and leases	450,697	410,731
Restricted stock	2,587	2,903
Office property and equipment, net	7,668	8,218
Accrued interest receivable	2,253	2,297
Other real estate owned & other repossessed property	901	1,096
Bank owned life insurance (BOLI)	9,098	8,863
Core deposit intangible	82	111
Net deferred taxes	3,446	3,788
Other assets	1,821	2,448
Total assets	$723,330	$661,473
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$102,107	$101,853
Interest-bearing deposits:
NOW	205,816	170,427
Money market	143,483	130,835
Savings	66,634	60,090
Time	76,805	95,542
Brokered deposits	10,238	-
Total deposits	605,083	558,747
Federal Home Loan Bank of Pittsburgh (FHLBP) advances	20,000	10,000
Repurchase agreements	19,221	19,854
Junior subordinated debentures	9,279	9,279
Other borrowings	505	541
Total borrowings	49,005	39,674
Accrued interest payable	351	376
Other liabilities	4,983	4,093
Total liabilities	659,422	602,890
Commitments and contingencies	-	-
Stockholders’ Equity
Preferred stock, $10.00 par value; 1,000,000 shares authorized; $1,000 liquidation preference per share; 13,000 shares issued and outstanding	13,000	12,995
Common stock, $1.00 par value; 10,000,000 shares authorized; 2,903,610 and 2,896,703 issued, respectively; 2,778,724 and 2,753,931 outstanding, respectively	2,931	2,910
Treasury stock, at cost; 124,886 and 142,772 shares, respectively	(2,301)	(2,629)
Surplus	34,745	34,441
Retained earnings	17,132	13,239
Accumulated other comprehensive loss, net	(1,599)	(2,373)
Total stockholders’ equity	63,908	58,583
Total liabilities and stockholders’ equity	$723,330	$661,473

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(Dollars in thousands, except share and per share data)

	Year Ended December 31
	2014	2013
Interest and Dividend Income:
Interest and fees on loans and leases	$19,588	$19,183
Interest and dividends on investment securities:
Taxable	2,850	2,861
Exempt from federal taxes	1,116	1,098
Interest on cash and cash equivalents	42	70
Total interest and dividend income	23,596	23,212
Interest Expense:
Interest on NOW, money market and savings	541	740
Interest on time deposits	697	1,071
Interest on brokered deposits	53	-
Interest on FHLBP advances	613	653
Interest on repurchase agreements	39	45
Interest on junior subordinated debentures	295	303
Interest on other borrowings	73	76
Total interest expense	2,311	2,888
Net interest income	21,285	20,324
Provision for credit losses	1,130	2,530
Net interest income after provision for credit losses	20,155	17,794
Non-interest Income:
Service charges	1,226	1,307
Wealth management	1,314	1,247
Mortgage banking	92	-
Increase in cash surrender value of BOLI	235	238
Gains on sale of investment securities, net	858	610
Gains on sale of loans	-	162
Other fees	1,233	1,231
Total non-interest income	4,958	4,795
Non-interest Expense:
Salaries and employee benefits	9,998	9,437
Furniture and equipment	1,289	1,143
Occupancy	2,119	2,011
Professional and consulting	1,216	1,163
Advertising and marketing	662	642
Printing and supplies	165	149
FDIC insurance	455	512
PA shares tax	602	620
Telecommunications	252	231
Loss (gain) on sale or write down of OREO	7	(106)
Other expenses	1,867	1,648
Total non-interest expense	18,632	17,450
Income before income tax expense	6,481	5,139
Income tax expense	1,677	1,220
Net income	4,804	3,919
Preferred stock dividends	135	148
Net income available to common stockholders	$4,669	$3,771
Earnings per common share:
Basic	$1.69	$1.38
Diluted	$1.66	$1.36
Cash dividends per common share	$0.28	$0.28
Weighted average common shares outstanding:
Basic	2,766,723	2,742,417
Diluted	2,812,726	2,780,752

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Year Ended
	December 31
	2014	2013
Net income	$4,804	$3,919
Other comprehensive income (loss):
Unrealized holding gains (losses) on AFS security investments arising during the period
Before tax amount	2,237	(3,102)
Tax effect	(760)	1,055
Net of tax	1,477	(2,047)
Accretion of discount on AFS to HTM reclassification(1)
Before tax amount	8	22
Tax effect(2)	(3)	(7)
Net of tax	5	15
Less reclassification for gains on AFS securities included in net income
Before tax amount	(443)	(610)
Tax effect(2)	151	207
Net of tax	(292)	(403)
Other comprehensive income (loss) - securities	1,190	(2,435)
Unrealized actuarial (losses) gains - pension
Before tax amount	(630)	1,129
Tax effect	214	(384)
Other comprehensive (loss) income - pension	(416)	745
Total other comprehensive income (loss)	774	(1,690)
Total comprehensive income	$5,578	$2,229
(1) Amounts are included in interest and dividends on investment securities in the consolidated statements of income.
(2) Amounts are included in income tax expense (benefit) in the consolidated statements of income.

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

						Accumulated
						Other
						Compre-
	Preferred	Common	Treasury		Retained	hensive
	Stock	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at January 1, 2013	$12,978	$2,899	$(2,999)	$34,274	$10,236	$(683)	$56,705
Net income	-	-	-	-	3,919	-	3,919
Other comprehensive loss	-	-	-	-	-	(1,690)	(1,690)
SBLF issuance costs accretion to liquidation value	17	-	-	-	(17)	-	-
Restricted stock compensation expense	-	11	-	125	-	-	136
Stock option compensation	-	-	-	68	-	-	68
Cash dividends - common ($0.28 per share)	-	-	-	-	(768)	-	(768)
Cash dividends SBLF preferred	-	-	-	-	(131)	-	(131)
Sale of treasury shares to 401(k) (13,396 shares)	-	-	247	(17)	-	-	230
Sale of treasury shares to deferred comp. plan (6,635 shares)	-	-	123	(9)	-	-	114
Balance at December 31, 2013	12,995	2,910	(2,629)	34,441	13,239	(2,373)	58,583
Net income	-	-	-	-	4,804	-	4,804
Other comprehensive income	-	-	-	-	-	774	774
SBLF issuance costs accretion to liquidation value	5	-	-	-	(5)	-	-
Restricted stock compensation expense	-	14	-	202	-	-	216
Exercise of stock options	-	7	-	32	-	-	39
Taxes on exercise of stock options	-	-	-	(23)	-	-	(23)
Stock option compensation	-	-	-	51	-	-	51
Cash dividends - common ($0.28 per share)	-	-	-	-	(775)	-	(775)
Cash dividends SBLF preferred	-	-	-	-	(131)	-	(131)
Sale of treasury shares to 401(k) (11,866 shares)	-	-	218	28	-	-	246
Sale of treasury shares to deferred comp. plan (6,020 shares)	-	-	110	14	-	-	124
Balance at December 31, 2014	$13,000	$2,931	$(2,301)	$34,745	$17,132	$(1,599)	$63,908

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended
	December 31
	2014	2013
Cash Flows From Operating Activities:
Net income	$4,804	$3,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,802	2,103
Provision for credit losses	1,130	2,530
Stock based compensation	267	204
Net gain on sale of securities	(858)	(610)
Net loss (gain) on sale and write down of OREO and other repossessed property	7	(106)
Earnings from investment in BOLI	(235)	(238)
Deferred tax (benefit) expense	(226)	644
Proceeds from sales of loans	3,645	2,740
Loans originated for sale	(4,170)	(2,578)
Gain on sale of loans	(92)	(162)
Taxes on exercise of stock options	(23)	-
Decrease in accrued interest receivable	44	173
Decrease in other assets	799	1,050
Decrease in accrued interest payable	(25)	(45)
Increase in other liabilities	260	68
Net Cash Provided By Operating Activities	7,129	9,692
Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Sales	39,333	39,311
Maturities, repayments and calls	25,805	34,109
Purchases	(114,425)	(64,044)
Activity in held-to-maturity securities:
Sales	1,612	-
Maturities, repayments and calls	4,756	5,472
Purchases	-	(4,714)
Net decrease in restricted stock	316	523
Net increase in loans and leases	(41,196)	(26,765)
Purchases of office property and equipment	(344)	(663)
Proceeds from disposals of office property and equipment	-	1
Proceeds from sale of OREO and other repossessed property	288	3,411
Net Cash Used in Investing Activities	(83,855)	(13,359)
Cash Flows From Financing Activities:
Net increase in deposits	46,336	28,323
Funding (repayment) of FHLBP advances	10,000	(10,000)
Net (decrease) increase in repurchase agreements	(633)	2,840
Decrease in other borrowings	(36)	(30)
Dividends paid	(906)	(899)
Proceeds from the exercise of stock options	39	-
Sale of treasury stock	370	344
Net Cash Provided by Financing Activities	55,170	20,578
Net Change in Cash and Cash Equivalents	(21,556)	16,911
Cash and Cash Equivalents at Beginning of Period	34,060	17,149
Cash and Cash Equivalents at End of Period	$12,504	$34,060
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,336	$2,933
Income taxes	872	1,578
Supplemental Disclosure of Non-cash Flow Information:
Transfers from loans and leases to real estate owned and other repossessed property	100	3,164

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

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Consolidated Statements of Financial Condition, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Amounts subject to significant estimates are items such as the allowance for credit losses and lending related commitments, the fair value of repossessed assets, pension and post-retirement obligations, the fair value of financial instruments and other-than-temporary impairments of investment securities. Among other effects, such changes could result in future impairments of investment securities, and establishment of allowances for credit losses and lending related commitments as well as increased benefit plans’ expenses.

Accounting Developments Affecting DNB  Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606)  In May 2014, the FASB issued Accounting Standards Update No. 2014-09 “Revenue from Contract with Customers (Topic 606).” The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts.) The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To achieve that core principle, an entity should apply the following five steps: 1) identify the contract(s) with the customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract; and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer. For a public entity, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016. Including interim periods within that reporting period. Early application is not permitted. DNB is still evaluating the effect of this amendment on DNB’s consolidated financial statements.

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

Investment Securities  Investment securities are classified at the time of purchase and accounted for as follows:

Held-To-Maturity (“HTM”)Includes debt securities that DNB has the positive intent and ability to hold to maturity. Debt securities are reported at cost, adjusted for amortization of premiums and accretion of discounts. DNB may sell HTM securities when DNB collects greater than 85% of the original recorded investment on the HTM securities prior to the sale.

Available-For-Sale (“AFS”)Includes debt and equity securities not classified as HTM securities. Securities classified as AFS are securities that DNB intends to hold for an indefinite period of time, but not necessarily to maturity. Such securities are reported at fair value, with unrealized holding gains and losses excluded from earnings and reported, net of tax (if applicable), as a separate component of stockholders’ equity. Realized gains and losses on the sale of AFS securities are computed on the basis of specific identification of the adjusted cost of each security. Amortization of premiums and accretion of discounts for all types of securities are computed using a level‑yield basis.

Other Than Temporary Impairment ("OTTI")AnalysisSecurities are evaluated on a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether declines in their value are other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline, and whether or not management intends to sell or expects that it is more likely than not that it will be required to sell the security prior to an anticipated recovery of the fair value. Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total impairment related to credit losses is included in earnings. The amount of the total impairment related to all other factors is included in other comprehensive income. DNB recorded no impairment charges in 2014 or 2013.

Restricted StockRestricted investment in bank stocks consist of Philadelphia Federal Reserve Bank (“FRB”) stock, Pittsburgh Federal Home Loan Bank (“FHLBP”) stock, and Atlantic Central Bankers Bank (“ACBB”) stock. Federal law requires a member institution of the district FRB and FHLB to hold stock according to predetermined formulas. Atlantic Central Bankers Bank requires its correspondent banking institutions to hold stock as a condition of membership. The restricted investment in bank stock is carried at cost. Quarterly, the Corporation evaluates the bank stocks for impairment. We evaluate recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history, and impact of legislative and regulatory changes. At December 31, 2014, DNB owned $1.4 million of stock of the FHLBP, $1.1 million of stock of the FRB and $106,000 of stock of ACBB. At December 31, 2013, DNB owned $1.7 million of stock of the FHLBP, $1.1 million of stock of the FRB and $106,000 of stock of ACBB.

Loans Held-for-Sale Loans held for sale consist of residential mortgages. All residential mortgages held for sale are sold servicing released.

December 31, 2014
(Dollars in thousands)	Cost	Fair Value	Balance Sheet Classification	Fair Value Adjustment Gain	Statement of Income Classifications
Mortgage loans held-for-sale	$617	$640	Loans held-for-sale	$23	Gains on sale of loans

December 31, 2013
(Dollars in thousands)	Cost	Fair Value	Balance Sheet Classification	Fair Value Adjustment Gain	Statement of Income Classifications
Mortgage loans held-for-sale	$-	$-	Loans held-for-sale	$-	Gains on sale of loans

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

During December 31, 2014, DNB modified one commercial mortgage classified as a TDR totaling $2,246,000, compared to one commercial mortgage classified as a TDR totaling $2,272,000 (the same loan) at December 31, 2013. The rate on this loan was modified and the terms of the loans were changed to interest only while the project was being built out. The loan commenced normal principal and interest payments in June 2014. The loan was extended and there was no reduction of principal. The balance of the loan prior to modification was $2,272,000 and the balance after the modification was $2,272,000. During the twelve months ended December 31, 2014, there were no defaults on any terms of this loan.

During December 31, 2014, DNB modified one consumer home equity loan classified as a TDR totaling $102,000 compared to no such loans at December 31, 2013. The monthly payment on this loan was reduced for 36 months and the borrower will resume making contractual payments at the end of this period. The loan was extended and there was no reduction of principal. This loan was classified a TDR in June of 2014. The balance of the loan prior to the modification was $102,000 and the balance after the modification was $102,000. During the twelve months ended December 31, 2014, there were no defaults on any terms of this loan.

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

Reserve for unfunded loan commitments  The reserve for unfunded loan commitments represents management’s estimate of losses inherent in off-balance sheet items related to the loan portfolio which consist of commitments to extend credit and letters of credit.  The same risk and loss factors are applied to both funded and unfunded commitments. However, the bank calculates reserves required to support unfunded commitments in each loan category based only on the estimated likelihood (the probability) that DNB would advance funds into a known troubled situation, and then sustain a loss on the newly advanced funds.

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

DNB recognizes interest and penalties on income taxes as a component of income tax expense. DNB is no longer subject to examinations by taxing authorities for the years before January 1, 2011. DNB had no unrecognized tax positions as of December 31, 2014.

Pension Plan  The Bank maintains a noncontributory defined benefit pension plan covering substantially all employees over the age of 21 with one year of service. Plan benefits are based on years of service and the employee’s monthly average compensation for the highest five consecutive years of their last ten years of service (see Note 13 — Benefit Plans). The Bank recognizes the overfunded or underfunded status of pension and other post retirement benefit plans on the balance sheet. Gains and losses, prior service costs and credits, and any remaining transition amounts that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost.

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

Comprehensive Loss    Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, accretion of discount on securities transferred from available-for-sale to held-to-maturity, and changes in the funded status of the pension plan of which the accumulated amounts are also recognized as separate components of stockholders’ equity.

Accumulated Other Comprehensive Loss	Before-Tax	Tax	Net-of-Tax
(Dollars in thousands)	Amount	Effect	Amount
December 31, 2014
Net unrealized loss on AFS securities	$(665)	$227	$(438)
Discount on AFS to HTM reclassification	(24)	8	(16)
Unrealized actuarial losses-pension	(1,734)	589	(1,145)
	$(2,423)	$824	$(1,599)
December 31, 2013
Net unrealized loss on AFS securities	$(2,459)	$836	$(1,623)
Discount on AFS to HTM reclassification	(32)	11	(21)
Unrealized actuarial losses-pension	(1,104)	375	(729)
	$(3,595)	$1,222	$(2,373)

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

Subsequent Events  Management has evaluated events and transactions occurring subsequent to December 31, 2014 for items that should potentially be recognized or disclosed in these Consolidated Financial Statements. The evaluation was conducted through the date these financial statements were issued.

On March 5, 2015, DNB entered into a Subordinated Note Purchase Agreement with an accredited investor under which the DNB issued a $9.75 million subordinated note (the “Note”) to the investor. The Note has a maturity date of March 6, 2025, and will bear interest at a fixed rate of 4.25% per annum for the first 5 years and then float at the Wall Street Journal Prime rate plus 1.00%, provided that the interest rate applicable to the outstanding principal balance at no time be less than 3.0% or more than 5.75% per annum.

On March 6, 2015, DNB redeemed 9,750 of the 13,000 shares of DNB’s Non-Cumulative Perpetual Preferred Stock, Series 2011A (“Series 2011A Preferred Stock”), that had been issued to the United States Department of the Treasury on August 4, 2011 in connection with the DNB’s participation in the Small Business Lending Fund program. The shares were redeemed at their liquidation value of $1,000 per share plus accrued dividends for a total redemption price of $9,767,604.17. Following the consummation of this partial redemption, DNB continues to have outstanding 3,250 shares of its Series 2011A Preferred Stock.

(2)  INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities, as of the dates indicated, are summarized as follows:

	December 31, 2014
	Amortized	Unrealized	Unrealized	Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$7,730	$343	$-	$8,073
Government Sponsored Entities (GSE) mortgage-backed securities	3,579	133	-	3,712
Corporate bonds	3,951	324	-	4,275
Collateralized mortgage obligations GSE	3,605	3	(29)	3,579
State and municipal tax-exempt	40,589	418	(547)	40,460
Total	$59,454	$1,221	$(576)	$60,099

Available For Sale
US Government agency obligations	$61,547	$4	$(197)	$61,354
GSE mortgage-backed securities	66,669	189	(135)	66,723
Collateralized mortgage obligations GSE	20,499	8	(496)	20,011
Corporate bonds	13,208	-	(106)	13,102
State and municipal tax-exempt	10,917	87	(10)	10,994
Equity securities	27	2	(11)	18
Total	$172,867	$290	$(955)	$172,202

	December 31, 2013
	Amortized	Unrealized	Unrealized	Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$7,494	$75	$-	$7,569
Government Sponsored Entities (GSE) mortgage-backed securities	5,934	200	-	6,134
Corporate bonds	6,357	249	-	6,606
Collateralized mortgage obligations GSE	4,903	10	(89)	4,824
State and municipal tax-exempt	40,611	83	(2,425)	38,269
Total	$65,299	$617	$(2,514)	$63,402

Available For Sale
US Government agency obligations	$30,522	$4	$(583)	$29,943
GSE mortgage-backed securities	49,448	180	(698)	48,930
Collateralized mortgage obligations GSE	23,836	18	(968)	22,886
Corporate bonds	16,944	-	(394)	16,550
State and municipal tax-exempt	2,091	-	(19)	2,072
Certificates of deposit	1,250	10	-	1,260
Equity securities	27	2	(11)	18
Total	$124,118	$214	$(2,673)	$121,659

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The table below details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at December 31, 2014 and 2013.

	December 31, 2014
			Fair Value	Unrealized	Fair Value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
Collateralized mortgage obligations GSE	$3,043	$(29)	$3,043	$(29)	$-	$-
State and municipal tax-exempt	19,054	(547)	2,138	(7)	16,916	(540)
Total	$22,097	$(576)	$5,181	$(36)	$16,916	$(540)
Available For Sale
US Government agency obligations	$56,342	$(197)	$49,222	$(97)	$7,120	$(100)
GSE mortgage-backed securities	22,157	(135)	14,996	(38)	7,161	(97)
Collateralized mortgage obligations GSE	18,133	(496)	3,669	(5)	14,464	(491)
Corporate bonds	13,102	(106)	9,531	(31)	3,571	(75)
State and municipal tax-exempt	2,967	(10)	2,360	(9)	607	(1)
Equity securities	12	(11)	-	-	12	(11)
Total	$112,713	$(955)	$79,778	$(180)	$32,935	$(775)

	December 31, 2013
			Fair value	Unrealized	Fair value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
Collateralized mortgage obligations GSE	$2,530	$(89)	$2,530	$(89)	$-	$-
State and municipal tax-exempt	29,142	(2,425)	17,434	(727)	11,708	(1,698)
Total	$31,672	$(2,514)	$19,964	$(816)	$11,708	$(1,698)
Available For Sale
US Government agency obligations	$24,931	$(583)	$24,931	$(583)	$-	$-
GSE mortgage-backed securities	38,255	(698)	38,255	(698)	-	-
Collateralized mortgage obligations GSE	21,416	(968)	20,336	(959)	1,080	(9)
Corporate bonds	16,549	(394)	10,968	(223)	5,581	(171)
State and municipal tax-exempt	1,072	(19)	300	(6)	772	(13)
Equity securities	12	(11)	-	-	12	(11)
Total	$102,235	$(2,673)	$94,790	$(2,469)	$7,445	$(204)

As of December 31, 2014, there were nine mortgage-backed securities, thirty-one municipalities, seven corporate bonds, eleven agency notes, sixteen collateralized mortgage obligations and five equity securities which were in an unrealized loss position. DNB does not intend to sell these securities and management of DNB does not expect to be required to sell any of these securities prior to a recovery of its cost basis. Management has reviewed all of these securities and believes that DNB will collect all principal and interest that is due on debt securities on a timely basis. Management does not believe any individual unrealized loss as of December 31, 2014 represents an other-than-temporary impairment. DNB reviews its investment portfolio on a quarterly basis judging each investment for OTTI. The OTTI analysis focuses on the duration and the amount a particular security is below book.

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

The declines in value are related to a change in interest rates and/or subsequent change in credit spreads required for these issues affecting market price. All issues are performing and are expected to continue to perform in accordance with their respective contractual terms and conditions. Short to intermediate average durations and in certain cases monthly principal payments should reduce further market value exposure to increases in rates.

Collateralized mortgage obligations GSE  There are sixteen impaired securities classified as collateralized mortgage obligations, twelve of which were impaired for more than 12 months. All of these securities were issued and insured by FNMA, FHLMC or GNMA. DNB receives monthly principal and interest payments on all of these securities on a timely basis and none of these agencies has ever defaulted on mortgage-backed principal or interest. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from December 31, 2014 levels. Management concluded that these securities were not other-than-temporarily impaired at December 31, 2014.

State and municipal tax-exempt  There are thirty-one impaired securities in this category, which are comprised of intermediate to long-term municipal bonds, twenty-six of which were impaired for more than 12 months. All of the issues carry an “A” or better underlying credit support and were evaluated on the basis on their underlying fundamentals; included but not limited to annual financial reports, geographic location, population and debt ratios. In certain cases, options for calls reduce the effective duration and in turn the future market value fluctuations. All issues are performing and are expected to continue to perform in accordance with their respective contractual terms and conditions. There have not been disruptions of any payments, associated with any of these municipal securities. These bonds are conservative in nature and the value decline is related to the changes in interest rates that occurred since the time of purchase and subsequent changes in spreads affecting the market prices. Twenty-two of the impaired municipals are school districts that have PA school district credit enhancement programs and eighteen of those also have additional insurance. The remaining nine are four insured school districts, two uninsured school district, and three uninsured townships, all of which have strong underlying ratings. Management concluded that these securities were not other-than-temporarily impaired at December 31, 2014.

US Government agency obligations  There are eleven impaired securities classified as agencies, four of which were impaired for more than 12 months. All of these securities were issued and insured by FHLB, FNMA, or FHLMC. DNB has received timely interest payments on all of these securities and none of these agencies has ever defaulted on their bonds. DNB anticipates a recovery in the market value as the securities approach their maturity dates. Management concluded that these securities were not other-than-temporarily impaired at December 31, 2014.

GSE mortgage-backed securities   There are nine impaired bonds classified as GSE mortgage-backed securities, four of which were impaired for more than 12 months. All of these securities were issued and insured by FNMA, FHLMC or GNMA. DNB receives monthly principal and interest payments on all of these securities on a timely basis and none of these agencies has ever defaulted on mortgage-backed principal or interest. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from December 31, 2014 levels. Management concluded that these securities were not other-than-temporarily impaired at December 31, 2014.

Corporate bonds  There were seven impaired bonds classified as corporate bonds, two of which were impaired for more than 12 months. The bonds are investment grade and the value decline is related to the changes in interest rates that occurred since the time of purchase and subsequent changes in spreads affecting the market prices. All of the issues carry an “A” or better underlying credit support and were evaluated on the basis on their underlying fundamentals; included but not limited to annual financial reports, rating agency reports, capital strength and debt ratios. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from December 31, 2014 levels. Management concluded that these securities were not other-than-temporarily impaired at December 31, 2014.

Equity securities   There were six marketable equity securities which consisted primarily of Pennsylvania community bank common stocks. The unrealized losses on five of the six investments in the Equity securities portfolio were all impaired for more than 12 months. The severity and duration of the impairment are driven by higher collateral losses, wider credit spreads, and changes in interest rates within the financial services sector. DNB evaluated the prospects of all issuers in relation to the severity and duration of the impairment. Based on this analysis and an evaluation of DNB’s ability and intent to hold these investments for a reasonable period of time sufficient for each security to increase to DNB’s cost, DNB does not intend to sell these investments and it is not more likely than not that DNB will be required to sell the investments before recovery of their cost, DNB does not consider these investments to be other-than-temporarily impaired at December 31, 2014.

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

The amortized cost and estimated fair value of investment securities as of December 31, 2014, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid without penalties.

	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$-	$-	$3,512	$3,507
Due after one year through five years	10,590	10,920	62,782	62,507
Due after five years through ten years	20,593	20,904	64,654	64,738
Due after ten years	28,271	28,275	41,892	41,432
No stated maturity	-	-	27	18
Total investment securities	$59,454	$60,099	$172,867	$172,202

The principal value of investment securities sold as of the dates indicated are shown below. The HTM securities that were sold during the year ended December 31, 2014 were permissible because DNB collected greater than 85% of the original recorded investment on the HTM securities prior to the sale.

	Year Ended
	December 31
(Dollars in thousands)	2014	2013
Available for sale securities sold	$39,333	$39,311
Held to maturity securities sold	1,612	-
Total sold securities	$40,945	$39,311

Gains and losses resulting from investment sales, redemptions or calls were as follows:

	Year Ended
	December 31
(Dollars in thousands)	2014	2013
Gross realized gains-AFS	$474	$867
Gross realized gains-HTM	415	-
Gross realized losses-AFS	(31)	(257)
Gross realized losses-HTM	-	-
Net realized gain	$858	$610

At December 31, 2014 and 2013, investment securities with a carrying value of approximately $174.9 million and $116.2 million, respectively, were pledged to secure public funds, repurchase agreements, FHLBP advances and for other purposes as required by law. See Note 7 regarding the use of certain securities as collateral.

(3)    LOANS AND LEASES

	December 31
(Dollars in thousands)	2014	2013
Residential mortgage	$25,993	$24,677
Commercial mortgage	257,310	234,599
Commercial:
Commercial term	80,819	89,279
Commercial construction	35,534	19,117
Lease financing	-	2
Consumer:
Home equity	50,192	41,418
Other	5,755	6,262
Total loans and leases	$455,603	$415,354
Less allowance for credit losses	(4,906)	(4,623)
Net loans and leases	$450,697	$410,731

(4)    ALLOWANCE FOR CREDIT LOSSES

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of December 31, 2014 and December 31, 2013:

Age Analysis of Past Due Loans Receivables

	December 31, 2014
							Loans
							Receivable
	30-59	60-89	Greater			Total	> 90
	Days Past	Days Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivables	Accruing
Residential mortgage	$1,005	$302	$2,648	$3,955	$22,038	$25,993	$191
Commercial mortgage	48	187	236	471	256,839	257,310	-
Commercial:
Commercial term	-	-	-	-	80,819	80,819	-
Commercial construction	-	-	2,043	2,043	33,491	35,534	-
Lease financing	-	-	-	-	-	-	-
Consumer:
Home equity	58	214	386	658	49,534	50,192	119
Other	71	70	119	260	5,495	5,755	24
Total	$1,182	$773	$5,432	$7,387	$448,216	$455,603	$334

	December 31, 2013
							Loans
							Receivable
	30-59	60-89	Greater			Total	> 90
	Days Past	Days Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivables	Accruing
Residential mortgage	$507	$865	$1,757	$3,129	$21,548	$24,677	$-
Commercial mortgage	358	192	74	624	233,975	234,599	-
Commercial:
Commercial term	50	-	-	50	89,229	89,279	-
Commercial construction	-	-	2,554	2,554	16,563	19,117	-
Lease financing	-	-	2	2	-	2	2
Consumer:
Home equity	-	50	376	426	40,992	41,418	67
Other	80	-	77	157	6,105	6,262	72
Total	$995	$1,107	$4,840	$6,942	$408,412	$415,354	$141

The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, (iii) troubled debt restructurings other than those included in items (i) and (ii), and (iv) OREO as a result of foreclosure or voluntary transfer to DNB as well as other repossessed property.

Non-Performing Assets

	December 31
(Dollars in thousands)	2014	2013
Non-accrual loans:
Residential mortgage	$2,457	$2,250
Commercial mortgage	1,294	266
Commercial:
Commercial term	198	-
Commercial construction	2,043	2,554
Lease financing	-	-
Consumer:
Home equity	432	434
Other	95	82
Total non-accrual loans	6,519	5,586
Loans 90 days past due and still accruing	334	141
Total non-performing loans	6,853	5,727
Other real estate owned & other repossessed property	901	1,096
Total non-performing assets	$7,754	$6,823

Interest that would have been recognized on nonaccrual loans had they been current in accordance with their original terms was $493,000 and $580,000 for the years ended December 31, 2014 and December 31, 2013, respectively.

The following tables summarize information in regards to impaired loans by loan portfolio class as of December 31, 2014 and December 31, 2013 and for the years then ended.

Impaired Loans

	December 31, 2014
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Residential mortgage	$2,457	$3,270	$-	$2,010	$-
Commercial mortgage	3,400	3,501	-	2,869	88
Commercial:
Commercial term	-	-	-	-	-
Commercial construction	1,706	4,822	-	1,310	-
Lease financing	-	-	-	-	-
Consumer:
Home equity	549	564	-	459	9
Other	94	102	-	62	-
Total	$8,206	$12,259	$-	$6,710	$97
With allowance recorded:
Residential mortgage	$-	$-	$-	$151	$-
Commercial mortgage	200	200	104	54	-
Commercial:
Commercial term	200	202	119	80	-
Commercial construction	450	2,031	50	1,026	-
Lease financing	-	-	-	-	-
Consumer:
Home equity	-	-	-	-	-
Other	-	-	-	43	-
Total	$850	$2,433	$273	$1,354	$-
Total:
Residential mortgage	$2,457	$3,270	$-	$2,161	$-
Commercial mortgage	3,600	3,701	104	2,923	88
Commercial:
Commercial term	200	202	119	80	-
Commercial construction	2,156	6,853	50	2,336	-
Lease financing	-	-	-	-	-
Consumer:
Home equity	549	564	-	459	9
Other	94	102	-	105	-
Total	$9,056	$14,692	$273	$8,064	$97

	December 31, 2013
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Residential mortgage	$2,250	$2,848	$-	$2,393	$-
Commercial mortgage	2,502	2,574	-	2,018	-
Commercial:
Commercial term	-	3	-	-	-
Commercial construction	499	3,355	-	1,047	-
Lease financing	-	-	-	11	-
Consumer:
Home equity	434	442	-	136	-
Other	78	78	-	115	3
Total	$5,763	$9,300	$-	$5,720	$3
With allowance recorded:
Residential mortgage	$-	$-	$-	$64	$-
Commercial mortgage	36	36	14	1,477	-
Commercial:
Commercial term	-	-	-	40	-
Commercial construction	2,055	3,386	361	3,007	-
Lease financing	-	-	-	-	-
Consumer:
Home equity	-	-	-	-	-
Other	4	4	4	1	-
Total	$2,095	$3,426	$379	$4,589	$-
Total:
Residential mortgage	$2,250	$2,848	$-	$2,457	$-
Commercial mortgage	2,538	2,610	14	3,495	-
Commercial:
Commercial term	-	3	-	40	-
Commercial construction	2,554	6,741	361	4,054	-
Lease financing	-	-	-	11	-
Consumer:
Home equity	434	442	-	136	-
Other	82	82	4	116	3
Total	$7,858	$12,726	$379	$10,309	$3

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within DNB’s internal risk rating system as of December 31, 2014 and December 31, 2013.

Credit Quality Indicators

	December 31, 2014
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$23,259	$-	$2,734	$-	$25,993
Commercial mortgage	245,307	2,610	9,393	-	257,310
Commercial:
Commercial term	75,303	72	5,444	-	80,819
Commercial construction	31,057	-	4,477	-	35,534
Lease financing	-	-	-	-	-
Consumer:
Home equity	49,611	-	581	-	50,192
Other	5,661	-	94	-	5,755
Total	$430,198	$2,682	$22,723	$-	$455,603

	December 31, 2013
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$22,142	$-	$2,535	$-	$24,677
Commercial mortgage	224,868	5,028	4,703	-	234,599
Commercial:
Commercial term	88,657	419	203	-	89,279
Commercial construction	16,450	-	1,967	700	19,117
Lease financing	2	-	-	-	2
Consumer:
Home equity	40,940	-	478	-	41,418
Other	6,180	-	82	-	6,262
Total	$399,239	$5,447	$9,968	$700	$415,354

The following tables set forth the activity and composition of DNB’s allowance for credit losses at the dates indicated.

Allowance for Credit Losses and Recorded Investment in Financing Receivables

	Year Ended December 31, 2014
	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	mortgage	mortgage	term	construction	financing	home equity	other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2014	$285	$2,010	$621	$1,033	$-	$156	$78	$440	$4,623
Charge-offs	(326)	(8)	(47)	(511)	(1)	-	(82)	-	(975)
Recoveries	5	-	3	103	8	-	9	-	128
Provisions	305	298	132	256	(7)	33	65	48	1,130
Ending balance - December 31, 2014	$269	$2,300	$709	$881	$-	$189	$70	$488	$4,906
Ending balance: individually
evaluated for impairment	$-	$104	$119	$50	$-	$-	$-	$-	$273
Ending balance: collectively
evaluated for impairment	$269	$2,196	$590	$831	$-	$189	$70	$488	$4,633
Ending balance: Loan
receivables	$25,993	$257,310	$80,819	$35,534	$-	$50,192	$5,755		$455,603
Ending balance: individually
evaluated for impairment	$2,457	$3,600	$200	$2,156	$-	$549	$94		$9,056
Ending balance: collectively
evaluated for impairment	$23,536	$253,710	$80,619	$33,378	$-	$49,643	$5,661		$446,547

	Year Ended December 31, 2013
	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	mortgage	mortgage	term	construction	financing	home equity	other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2013	$306	$3,094	$506	$1,536	$3	$178	$86	$1,129	$6,838
Charge-offs	(183)	(716)	(247)	(3,648)	(26)	-	(70)	-	(4,890)
Recoveries	80	-	5	-	59	-	1	-	145
Provisions	82	(368)	357	3,145	(36)	(22)	61	(689)	2,530
Ending balance - December 31, 2013	$285	$2,010	$621	$1,033	$-	$156	$78	$440	$4,623
Ending balance: individually
evaluated for impairment	$-	$14	$-	$361	$-	$-	$4	$-	$379
Ending balance: collectively
evaluated for impairment	$285	$1,996	$621	$672	$-	$156	$74	$440	$4,244
Ending balance: Loan
receivables	$24,677	$234,599	$89,279	$19,117	$2	$41,418	$6,262		$415,354
Ending balance: individually
evaluated for impairment	$2,250	$2,538	$-	$2,554	$-	$434	$82		$7,858
Ending balance: collectively
evaluated for impairment	$22,427	$232,061	$89,279	$16,563	$2	$40,984	$6,180		$407,496

(5)    OFFICE PROPERTY AND EQUIPMENT

	Estimated	December 31
(Dollars in thousands)	Useful Lives	2014	2013
Land		$840	$840
Buildings	5-31.5 years	11,807	11,793
Furniture, fixtures and equipment	2-20 years	14,382	14,052
Total cost		27,029	26,685
Less accumulated depreciation		(19,361)	(18,467)
Office property and equipment, net		$7,668	$8,218

Amounts charged to operating expense for depreciation for the years ended December 31, 2014 and 2013  amounted to $894,000 and $899,000, respectively.

(6)  DEPOSITS

Included in interest bearing time deposits are time and brokered deposit issued in amounts of $100,000 or more in the amount of $55.0 million and $54.4 million at December 31, 2014 and 2013, respectively. These certificates and their remaining maturities at December 31, 2014 were as follows:

	December 31, 2014
	Time	Brokered
(Dollars in thousands)	Deposits	Deposits	Total
Three months or less	$6,359	$-	$6,359
Over three through six months	16,015	-	16,015
Over six through twelve months	16,043	-	16,043
Over one year through two years	1,935	3,849	5,784
Over two years	5,177	5,581	10,758
Total	$45,529	$9,430	$54,959

Time and brokered deposit scheduled to mature have the following remaining maturities:

	December 31, 2014
	Time	Brokered
(Dollars in thousands)	Deposits	Deposits	Total
One year or less	$57,795	$-	$57,795
Over one year through two years	7,340	4,005	11,345
Over two years through three years	5,463	6,233	11,696
Over three years through four years	1,968	-	1,968
Over four years through five years	4,239	-	4,239
Over five years	-	-	-
Total	$76,805	$10,238	$87,043

(7)    FHLBP ADVANCES AND SHORT-TERM BORROWED FUNDS

The schedule below provides a summary of short-term borrowings that consist of securities sold under agreements to repurchase, federal funds purchased and other borrowings. Securities sold under agreements to repurchase are overnight borrowings between DNB and its commercial depositors and are subject to daily repricing. Federal Funds purchased from correspondent banks mature in one business day and reprice daily based on the Federal Funds rate. As of December 31, 2014, DNB’s total availability under Federal Funds lines was $33 million. Other short-term borrowings consist of credit available through the Federal Home Loan Bank of Pittsburgh (FHLBP) and the Federal Reserve Discount Window. DNB maintains a line-of-credit (Open Repo Plus) with the FHLBP which is a revolving term commitment used on an overnight basis. The term of this commitment may not exceed 364 days and it reprices daily at market rates. Under terms of a blanket collateral agreement with the FHLBP, the line-of-credit and long term advances are secured by FHLBP stock and qualifying loan receivables, principally real estate secured loans. As of December 31, 2014 DNB’s total availability was $227.7 million with the FHLBP and availability at the Federal Reserve Discount Window is dependent upon the market value of the collateral delivered to the Federal Reserve at the time funds are borrowed.

The following table presents a summary of aggregate short-term borrowings as of and for the years ended December 31, 2014 and 2013.

	2014		2013
		Other		Other
	Repurchase	Short-term	Repurchase	Short-term
(Dollars in thousands)	Agreements	Borrowings	Agreements	Borrowings
Amount outstanding at end of year	$19,221	$-	$19,854	$1
Weighted average interest rate at end of year	0.16%	-%	0.20%	0.35%
Maximum amount outstanding at any month-end	$35,555	$600	$25,325	$1
Daily average amount outstanding	$19,531	$276	$20,590	$17
Weighted average interest rate for the year	0.20%	0.64%	0.22%	0.47%

In addition to short-term borrowings, DNB maintains borrowing arrangements with the FHLBP to meet borrowing needs exceeding 30 days. The advances are collateralized by loans and investment securities, and a lien on the Bank’s FHLBP stock. In the table below, the advance maturing in 2015 is a convertible term advance and is callable, at the FHLBP’s option, at various dates. If an advance is called by the FHLBP, DNB has the option of repaying the borrowing, or continuing to borrow at three month Libor plus 14 basis points. In addition to the $20.0 million of borrowings from the FHLBP at December 31, 2014, the FHLBP had issued letters of credit, on DNB’s behalf, totaling $20.0 million against DNB’s available credit lines. These letters of credit were used to secure public deposits as required by law.

	December 31, 2014		December 31, 2013
	Weighted		Weighted
(Dollars in thousands)	Average Rate	Amount	Average Rate	Amount
Due by December 31, 2015	5.86%	$10,000	5.86%	$10,000
Due by December 31, 2019	1.91	10,000
Total	3.89%	$20,000	5.86%	$10,000

(8)  CAPITAL LEASE AND OPERATING LEASE OBLIGATIONS

Included in other borrowings is a long-term capital lease agreement, which relates to DNB’s West Goshen branch. As of December 31, 2014 the lease has a carrying amount of $240,000 net of accumulated depreciation of $510,000, and is included in the balance of office properties and equipment in the accompanying statements of financial condition. The following is a schedule of the future minimum capital lease payments, together with the present value of the net minimum lease payments, as of December 31, 2014:

Year ended
(Dollars in thousands)	December 31
2015	$106
2016	107
2017	107
2018	106
2019	107
Thereafter	282
Total minimum lease payments	815
Less amount representing interest	(310)
Present value of net minimum lease payments	$505

The following is a schedule of the future minimum non-cancelable operating lease payments for the Operations Center in Downingtown, and branches at Exton, West Chester, Media, and Chadds Ford as of December 31, 2014.

Year ended
(Dollars in thousands)	December 31
2015	$734
2016	673
2017	657
2018	657
2019	573
Thereafter	1,666
Total minimum lease payments	$4,960

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

(10)  FAIR VALUES

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

The following table summarizes the assets at December 31, 2014 and December 31, 2013 that are recognized on DNB’s balance sheet using fair value measurement determined based on the differing levels of input.

	December 31, 2014
				Assets at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
US Government agency obligations	$-	$61,354	$-	$61,354
GSE mortgage-backed securities	-	66,723	-	66,723
Collateralized mortgage obligations GSE	-	20,011	-	20,011
Corporate bonds	-	13,102	-	13,102
State and municipal tax-exempt	-	10,994	-	10,994
Equity securities	18	-	-	18
Total assets measured at fair value on a recurring basis	$18	$172,184	$-	$172,202
Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$2,916	$2,916
OREO & other repossessed property	-	-	100	100
Total assets measured at fair value on a nonrecurring basis	$-	$-	$3,016	$3,016

	December 31, 2013
				Assets at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
US Government agency obligations	$-	$29,943	$-	$29,943
GSE mortgage-backed securities	-	48,930	-	48,930
Collateralized mortgage obligations GSE	-	22,886	-	22,886
Corporate bonds	-	16,550	-	16,550
State and municipal tax-exempt	-	2,072	-	2,072
Certificates of deposit	-	1,260	-	1,260
Equity securities	18	-	-	18
Total assets measured at fair value on a recurring basis	$18	$121,641	$-	$121,659
Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$2,829	$2,829
OREO & other repossessed property	-	-	124	124
Total assets measured at fair value on a nonrecurring basis	$-	$-	$2,953	$2,953

The following table presents additional information about assets measured at fair value on a nonrecurring basis and for which DNB has utilized Level 3 inputs to determine fair value:

December 31, 2014
Quantitative Information about Level 3 Fair Value Measurement

	Fair Value	Valuation		Range (Weighted
(Dollars in thousands)	Estimate	Techniques	Unobservable Input	Average)
Impaired loans- Residential mortgage	$1,244	Appraisal of collateral (1)	Appraisal adj. (2)	0%	to	0%	(0%)
			Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loans- Commercial mortgage	97	Appraisal of collateral (1)	Appraisal adj. (2)	0%	to	0%	(0%)
			Disposal costs (2)	-13%	to	-13%	(-13%)
Impaired loans- Commercial term	81	Appraisal of collateral (1)	Appraisal adj. (2)	0%	to	0%	(0%)
			Disposal costs (2)	-11%	to	-11%	(-11%)
Impaired loans- Commercial construction	1,494	Appraisal of collateral (1)	Appraisal adj. (2)	0%	to	-47%	(-19%)
			Disposal costs (2)	-11%	to	-11%	(-11%)
Impaired loan total	$2,916
Other real estate owned	$100		Disposal costs (2)	-8%	to	-16%	(-12%)

December 31, 2013
Quantitative Information about Level 3 Fair Value Measurement

	Fair Value	Valuation		Range (Weighted
(Dollars in thousands)	Estimate	Techniques	Unobservable Input	Average)
Impaired loans- Residential mortgage	$576	Appraisal of collateral (1)	Appraisal adj. (2)	0%	to	0%	(0%)
			Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loans- Commercial mortgage	60	Appraisal of collateral (1)	Appraisal adj. (2)	0%	to	0%	(0%)
			Disposal costs (2)	-7%	to	-21%	(-12%)
Impaired loans- Commercial construction	2,193	Appraisal of collateral (1)	Appraisal adj. (2)	0%	to	0%	(0%)
			Disposal costs (2)	-8%	to	-11%	(-9%)
Impaired loan total	$2,829
Other real estate owned	$124		Disposal costs (2)	-5%	to	-5%	(-5%)
(1)	Fair value is generally determined through independent appraisals or sales contracts of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals are adjusted by management for qualitative factors and disposal costs.

Impaired loans.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $9.1 million at December 31, 2014. Of this, $850,000 had specific valuation allowance of $273,000, leaving a fair value of $577,000 as of December 31, 2014. In addition, DNB had $2.9 million in impaired loans that were partially charged down by $526,000, leaving $2.3 million at fair value as of December 31, 2014. The total fair value of impaired loans at December 31, 2014 was $2.9 million.

Impaired loans had a carrying amount of $7.9 million at December 31, 2013. Of this, $2.1 million had specific valuation allowances of $379,000, leaving a fair value of $1.7 million at December 31, 2013. In addition, DNB had $3.1 million in impaired loans that were partially charged down by $2.0 million, leaving $1.1 million at fair value as of December 31, 2013. The total fair value of impaired loans at December 31, 2013 was $2.8 million.

Other Real Estate Owned & other repossessed property  Other real estate owned (“OREO”) consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets are classified as OREO and other repossessed property are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. DNB had $901,000 of such assets at December 31, 2014, which consisted of $837,000 in OREO and $64,000 in other repossessed property. DNB had $1.1 million of such assets at December 31, 2013, which consisted of $1.0 million in OREO and $73,000 in other repossessed property. Subsequent to the repossession of these assets, DNB did not write down the carrying values during the year ending December 31, 2014. DNB wrote down the carrying values by $70,000 in OREO during the year ending December 31, 2013.

Below is management’s estimate of the fair value of all financial instruments, whether carried at cost or fair value on DNB’s consolidated balance sheet. The carrying amounts and estimated fair values of financial instruments at December 31, 2014 and December 31, 2013 are as follows:

	December 31, 2014
		Estimated
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$12,504	$12,504	$12,504	$-	$-
AFS investment securities	172,202	172,202	18	172,184	-
HTM investment securities	59,454	60,099	-	60,099	-
Restricted stock	2,587	2,587	-	2,587	-
Loans held-for-sale	617	640	-	-	-
Loans and leases, net of allowance, including impaired	450,697	436,499	-	-	436,499
Accrued interest receivable	2,253	2,253	-	2,253	-
Financial liabilities
Deposits:
Non-interest-bearing deposits	102,107	102,107	-	102,107	-
Interest-bearing deposits:	415,933	415,933	-	415,933	-
Time	76,805	76,519	-	76,519	-
Brokered deposits	10,238	10,204	-	10,204	-
Repurchase agreements	19,221	19,221	-	19,221	-
FHLBP advances	20,000	20,616	-	20,616	-
Junior subordinated debentures and other borrowings	9,279	7,546	-	7,546	-
Accrued interest payable	351	351	-	351	-
Off-balance sheet instruments	-	-	-	-	-

	December 31, 2013
		Estimated
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$34,060	$34,060	$34,060	$-	$-
AFS investment securities	121,659	121,659	18	121,641	-
HTM investment securities	65,299	63,402	-	63,402	-
Restricted stock	2,903	2,903	-	2,903	-
Loans and leases, net of allowance, including impaired	410,731	402,569	-	-	402,569
Accrued interest receivable	2,297	2,297	-	2,297	-
Financial liabilities
Deposits:
Non-interest-bearing deposits	101,853	101,853	-	101,853	-
Interest-bearing deposits:	361,352	361,352	-	361,352	-
Time	95,542	95,648	-	95,648	-
Repurchase agreements	19,854	19,854	-	19,854	-
FHLBP advances	10,000	11,057	-	11,057	-
Junior subordinated debentures and other borrowings	9,279	9,267	-	9,267	-
Accrued interest payable	376	376	-	376	-
Off-balance sheet instruments	-	-	-	-	-

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

Loans Held-for-Sale (Carried at Fair Value) The fair value of loans held-for-sale is determined, when possible, using quoted secondary-market prices. If no such quotes prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan.

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

(11)  FEDERAL INCOME TAXES

Income tax expense (benefit) was comprised of the following:

	Year Ended
	December 31
(Dollars in thousands)	2014	2013
Current tax expense:
Federal	$1,894	$567
State	9	9
Deferred income tax (benefit) expense:
Federal	(226)	644
Income tax expense	$1,677	$1,220

The effective income tax rates of 25.9% for 2014 and 23.7% for 2013 were different than the applicable statutory Federal income tax rate of 34%. The reason for these differences follows:

	Year Ended
	December 31
(Dollars in thousands)	2014	2013
Federal income taxes at statutory rate	$2,203	$1,747
Decrease resulting from:
Tax-exempt interest and dividend preference	(467)	(465)
Bank owned life insurance	(80)	(81)
Other, net increase	21	19
Income tax expense	$1,677	$1,220

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented below:

	December 31
(Dollars in thousands)	2014	2013
Deferred tax assets:
Allowance for credit losses	$1,485	$1,572
Unrealized losses on securities	227	836
Unrealized losses on reclassified securities	8	11
Unrealized loss on pension obligation	589	375
Capital loss disallowance	1	1
State net operating losses	463	393
Unvested stock awards	131	58
Deferred compensation (SERP)	704	679
Nonqualified stock options	74	61
Non-accrued interest	547	622
Provision for unfunded loans	57	53
OREO write-downs	75	24
Core deposit intangible	16	26
Accrued expenses	51	24
Total gross deferred tax assets	4,428	4,735
Deferred tax liabilities:
Unrealized gains on securities available for sale	-	-
Depreciation	(101)	(113)
Pension expense	(50)	(43)
Bank shares tax credit	(189)	(189)
Prepaid expenses	(151)	(169)
Mortgage servicing rights	(28)	(39)
Total gross deferred tax liabilities	(519)	(553)
Valuation allowance	(463)	(394)
Net deferred tax asset	$3,446	$3,788

As of December 31, 2014, DNB had no material unrecognized tax benefits or accrued interest and penalties. It is DNB’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense. Federal and state tax years 2011 through 2013 were open for examination as of December 31, 2014.

DNB had net state operating loss carryovers with the Commonwealth of Pennsylvania of $6.7 million and $6.0 million at December 31, 2014 and 2013, respectively for which a full valuation allowance has been established. These carryovers will begin to expire in 2021.

(12)  EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the treasury stock method and reflects the potential dilution that could occur from the exercise of stock options, and warrants and the amortized portion of unvested stock awards. Stock options and unvested stock awards for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. Treasury shares are not deemed outstanding for earnings per share calculations. There were 91,988 anti-dilutive stock options outstanding, and no anti-dilutive stock awards at December 31, 2014.  There were 83,978 anti-dilutive stock options outstanding, and no anti-dilutive stock awards at December 31, 2013. The following table sets forth the computation of basic and diluted earnings per share:

(In thousands,	Year Ended December 31
except per share data)	2014			2013
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Net income available to common stockholders	$4,669	2,767	$1.69	$3,771	2,742	$1.38
Effect of potential dilutive common stock equivalents -
stock options, restricted shares and warrants	-	46	(0.03)	-	39	(0.02)
Diluted EPS
Income available to common stockholders after assumed
Exercises	$4,669	2,813	$1.66	$3,771	2,781	$1.36

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

Effective December 31, 2003, DNB amended its Plan to curtail future eligibility and so that no participants will earn additional benefits under the Plan after December 31, 2003. As a result of this amendment, no further service or compensation was credited under the Plan after December 31, 2003. The Plan, although frozen, will continue to provide benefit payments and eligible employees can still earn vesting credits until retirement.

The Society of Actuaries released new mortality tables in 2014 which the Company utilized in its pension plan remeasurements at December 31, 2014. The change in mortality assumption resulted in an increase to the pension plan’s accumulated benefit obligation of $99,998.

The following table summarizes the changes in the fair value of plan assets, changes in the projected benefit obligation (PBO), the funded status of both the accumulated benefit obligation (ABO) and the PBO, and the weighted-average assumptions used to determine benefit obligations for the pension plan at December 31, 2014 and 2013. Amounts recognized at December 31, 2014 and 2013 are reflected in other assets, and in accrued expenses and other liabilities on the Consolidated Statements of Financial Condition. The estimation of DNB’s PBO associated with these plans considers various actuarial assumptions for mortality rates and discount rates. As of December 31, 2014, DNB adopted mortality assumptions published by the Society of Actuaries in October 2014, adjusted to reflect observed and anticipated future mortality.

The following table sets forth the Plan’s funded status, as of the measurement dates of December 31, 2014 and 2013 and amounts recognized in DNB’s consolidated financial statements at December 31, 2014 and 2013:

	December 31
(Dollars in thousands)	2014	2013
Projected benefit obligation	$(6,783)	$(6,250)
Accumulated benefit obligation	(6,783)	(6,250)
Fair value of plan assets	5,197	5,274
Amounts recognized in the statement of financial position consist of:
Liabilities	$(1,586)	$(976)
Funded status	$(1,586)	$(976)
Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	$1,734	$1,104
Total	$1,734	$1,104

The amounts and changes in DNB’s pension benefit obligation and fair value of plan assets for the years ended December 31, 2014 and 2013 are as follows:

	Year ended December 31
(Dollars in thousands)	2014	2013
Change in benefit obligation
Benefit obligation at beginning of year	$6,250	$7,221
Interest cost	275	254
Actuarial (gain) loss	636	(728)
Benefits paid	(378)	(497)
Benefit obligation at end of year	$6,783	$6,250
Change in plan assets
Fair value of assets at beginning of year	$5,274	$5,283
Actual return on plan assets	235	507
Employer contribution	103	-
Benefits paid	(378)	(497)
Estimated expenses	(37)	(19)
Fair value of assets at end of year	$5,197	$5,274

The Plan’s assets are invested using an asset allocation strategy in units of certain equity, bond, real estate and money market funds. The following table summarizes the weighted average asset allocations as of the dates indicated:

	December 31
	2014	2013
Cash and cash equivalents	2.4%	14.4%
Equity securities	57.8	34.2
Fixed income securities	39.8	51.4
Total	100.0%	100.0%

Equity securities consist mainly of equity common trust funds and mutual funds. Fixed income securities consist mainly of fixed income common trust funds and individual securities. Pension plan assets are invested with a moderate growth objective, with target asset allocations of approximately 50 - 60% bonds and cash and approximately 40 - 50% in stocks. As of December 31, 2014, the plan held 42.2% of its assets in bonds and cash.

Net periodic pension costs for the years indicated include the following components:

	Year Ended December 31
(Dollars in thousands)	2014	2013
Service cost	$44	$43
Interest cost	275	254
Expected return on plan assets	(285)	(281)
Recognized net actuarial loss	49	151
Net periodic cost	$83	$167
Assumptions used:
Discount rate:
Obligation	3.75%	4.50%
Expense	4.50	3.60
Rate of increase in compensation level	N/A	N/A
Expected long-term rate of return on assets	5.5	5.5

DNB’s estimated future benefit payments are as follows:

(Dollars in thousands)	Period	Benefits
	2015	$576
	2016	278
	2017	300
	2018	353
	2019	425
	2020-2024	3,081

The fair value of DNB’s pension plan assets by asset category are as follows:

	December 31, 2014
				Assets at
				Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Mutual fund - equity:
US equities	$1,622	$-	$-	$1,622
International equities	1,245	-	-	1,245
Real estate	133	-	-	133
Mutual funds - fixed income:
Domestic fixed income	-	-	-	-
US corporate bonds, notes and cash:
Corporate bonds	-	2,070	-	2,070
Cash	127	-	-	127
Total assets measured at fair value on a recurring basis	$3,127	$2,070	$-	$5,197

	December 31, 2013
				Assets at
				Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Mutual fund - equity:
US equities	$872	$-	$-	$872
International equities	839	-	-	839
Real estate	91	-	-	91
Mutual funds - fixed income:
Domestic fixed income	665	-	-	665
US corporate bonds, notes and cash:
Corporate bonds	-	2,045	-	2,045
Cash	762	-	-	762
Total assets measured at fair value on a recurring basis	$3,229	$2,045	$-	$5,274

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

In July 2008, DNB commenced making monthly payments of $3,658 to the Executive. The remaining liability under the plan was $739,000 and $740,000 as of December 31, 2014 and 2013, respectively. The annual expense for the same respective periods was $53,000 and $63,000.

Supplemental Executive Retirement Plan for Chairman and Chief Executive Officer    DNB has a Supplemental Executive Retirement Plan (also known as a SERP) for its Chairman and Chief Executive Officer, William S. Latoff. The purpose of the SERP is to provide Mr. Latoff a pension supplement beginning at age 70 for 15 years in approximately equal amounts each year and to compensate him for the loss of retirement plan funding opportunities from his other business interests because of his commitments to DNB as Chairman and CEO.

The remaining liability under the plan was $1.3 million and $1.3 million as of December 31, 2014 and 2013, respectively. The annual expense for the same respective periods was $75,000 and $71,000.

401(k) Retirement Savings Plan    The Bank has adopted a retirement savings 401(k) plan. Participants are permitted to authorize pre-tax savings contributions to a separate trust established under the 401(k) plan, subject to limitations on deductibility of contributions imposed by the Internal Revenue Code. The plan allows after-tax contributions to be made as well. The contributions are subject to the same limitations. Management evaluates discretionary matching contributions each quarter based upon DNB’s financial performance. DNB made no matching contributions to the 401(k) plan in 2014 and 2013.

Profit Sharing Plan  The Bank maintains a Profit Sharing Plan for eligible employees. The plan provides that the Bank make contributions equal to 3% of the eligible participant’s W-2 wages. DNB’s related expense associated with the Profit Sharing Plan was $246,000 and $231,000 in 2014 and 2013, respectively.

Stock Option Plan  DNB has a Stock Option Plan for employees and directors. Under the plan, options (both qualified and non-qualified) to purchase a maximum of 793,368 (as adjusted for subsequent stock dividends) shares of DNB’s common stock could be issued to employees and directors.

Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years. Vesting of options under the plan is determined by the Plan Committee. There were 354,090 and 335,279 shares available for grant at December 31, 2014 and 2013, respectively. All options currently outstanding are immediately exercisable. DNB expensed $51,000 and $68,000 during the years ended December 31, 2014 and 2013, respectively, with no anticipated additional expense.

Stock option activity is indicated below:

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2013	214,618	$15.98
Issued	-	-
Exercised	-	-
Forfeited	(1,000)	10.31
Expired	(6,315)	18.66
Outstanding December 31, 2013	207,303	$15.92
Issued	-	-
Exercised	(24,906)	15.92
Forfeited	-	-
Expired	(18,811)	22.78
Outstanding December 31, 2014	163,586	$15.13

The weighted‑average price and weighted average remaining contractual life for the outstanding options are listed below for the dates indicated.

December 31, 2014
Range of			Weighted Average
Exercise	Number	Number	Exercise	Remaining		Intrinsic
Prices	Outstanding	Exercisable	Price	Contractual Life		Value
$ 6.93-10.99	80,650	80,650	$8.66	3.15	years	$1,044,000
14.00-19.99	34,895	34,895	17.51	0.97	years	143,000
23.00-24.27	48,041	48,041	24.27	0.29	years	-
Total	163,586	163,586	$15.13	1.85	years	$1,187,000

December 31, 2013
Range of			Weighted Average
Exercise	Number	Number	Exercise	Remaining		Intrinsic
Prices	Outstanding	Exercisable	Price	Contractual Life		Value
$ 6.93-13.99	85,050	-	$8.65	4.15	years	$1,029,000
14.00-19.99	55,401	55,401	17.51	1.97	years	180,000
20.00-22.99	18,811	18,811	22.78	0.97	years	-
23.00-24.27	48,041	48,041	24.27	1.29	years	-
Total	207,303	122,253	$15.92	2.62	years	$1,209,000

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

Share awards granted by the plan were recorded at the date of award based on the fair market value of shares. Awards are being amortized to expense over the three-year cliff-vesting period. DNB records compensation expense equal to the value of the shares being amortized. For the twelve‑month periods ended December 31, 2014 and 2013, $216,000 and $136,000 was amortized to expense. At December 31, 2014, approximately $955,000 in additional compensation will be recognized over the weighted average remaining service period of approximately 2.53 years. At December 31, 2014,  116,494 shares were reserved for future grants under the plan. Stock grant activity is indicated below.

		Weighted Average
	Shares	Stock Price
Non-vested stock awards - January 1, 2013	48,270	$11.39
Granted	17,125	20.43
Forfeited	(400)	15.56
Vested	(14,200)	6.93
Non-vested stock awards - December 31, 2013	50,795	$15.65
Granted	25,135	21.72
Forfeited	-	-
Vested	-	-
Non-vested stock awards - December 31, 2014	75,930	$17.66

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

DNB had outstanding stand-by letters of credit totaling $2.2 million and unfunded loan and lines of credit commitments totaling $101.7 million at December 31, 2014, of which, $94.6 million were variable rate and $7.1 million were fixed rate. DNB had outstanding stand-by letters of credit totaling $1.5 million and unfunded loan and lines of credit commitments totaling $89.4 million at December 31, 2013, of which, $80.0 million were variable rate and $9.5 million were fixed rate.

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

DNB maintains borrowing arrangements with correspondent banks and the FHLB of Pittsburgh, as well as access to the discount window at the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $260.7 million.

Approximately $163.8 million of assets were held by DNB First Wealth Management in a fiduciary, custody or agency capacity at December 31, 2014. These assets are not assets of DNB, and are not included in the consolidated financial statements.

DNB is a party to a number of lawsuits arising in the ordinary course of business. While any litigation causes an element of uncertainty, management is of the opinion that the liability, if any, resulting from the actions, will not have a material effect on the accompanying financial statements.

(15)  PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of DNB Financial Corporation (parent company only) follows:

Condensed Statements of Financial Condition	December 31
(Dollars in thousands)	2014	2013
Assets
Cash	$160	$157
Investment securities, at fair value	18	18
Investment in subsidiary	73,206	67,883
Other assets	104	111
Total assets	$73,488	$68,169
Liabilities and Stockholders’ Equity
Liabilities
Junior subordinated debentures	$9,279	$9,279
Other liabilities	301	307
Total liabilities	9,580	9,586
Stockholders’ equity	63,908	58,583
Total liabilities and stockholders’ equity	$73,488	$68,169

	Year Ended
Condensed Statements of Income	December 31
(Dollars in thousands)	2014	2013
Income:
Equity in undistributed income of subsidiary	$4,548	$3,631
Dividends from subsidiary	551	590
Total income	5,099	4,221
Expense:
Interest expense	295	302
Total expense	295	302
Net income	$4,804	$3,919

right

Condensed Statements of Comprehensive Income	Year Ended
(Dollars in thousands)	December 31
	2014	2013
Net income	$4,804	$3,919
Other comprehensive income:
Unrealized holding gains (losses) arising during the period
Before tax amount	-	4
Tax effect	-	(1)
Net of tax	-	3
Total other comprehensive income (loss)	-	3
Total comprehensive income	$4,804	$3,922

Condensed Statements of Cash Flows	Year Ended December 31
(Dollars in thousands)	2014	2013
Cash Flows From Operating Activities:
Net income	$4,804	$3,919
Adjustments to reconcile net income to net cash used
in operating activities:
Equity in income of subsidiary and dividends	(5,099)	(4,221)
Unvested stock amortization	244	204
Net change in other liabilities	(5)	(8)
Net change in other assets	7	6
Net Cash Used in Operating Activities	(49)	(100)
Cash Flows From Investing Activities:
Payments for investments in and advances to subsidiaries	(269)	(213)
Sale or repayment of investments in and advances to subsidiaries	818	803
Net Cash Provided by Investing Activities	549	590
Cash Flows From Financing Activities:
Sale of treasury stock	370	344
Proceeds from exercises of stock options	39	-
Dividends paid	(906)	(899)
Net Cash Used in Financing Activities	(497)	(555)
Net Change in Cash and Cash Equivalents	3	(65)
Cash and cash equivalents at Beginning of Period	157	222
Cash and cash equivalents at End of Period	$160	$157

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

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation
December 31, 2014:
Total risk-based capital	$79,491	15.92%	$39,951	8.00%	N/A	N/A
Tier 1 risk-based capital	74,419	14.90	19,975	4.00	N/A	N/A
Tier 1 (leverage) capital	74,419	10.55	28,215	4.00	N/A	N/A
December 31, 2013:
Total risk-based capital	$74,505	16.40%	$36,338	8.00%	N/A	N/A
Tier 1 risk-based capital	69,727	15.35	18,169	4.00	N/A	N/A
Tier 1 (leverage) capital	69,727	10.61	26,295	4.00	N/A	N/A
DNB First, N.A.
December 31, 2014:
Total risk-based capital	$79,510	15.93%	$39,919	8.00%	$49,898	10.00%
Tier 1 risk-based capital	74,438	14.92	19,959	4.00	29,939	6.00
Tier 1 (leverage) capital	74,438	10.56	28,198	4.00	35,247	5.00
December 31, 2013:
Total risk-based capital	$74,527	16.42%	$36,306	8.00%	$45,381	10.00%
Tier 1 risk-based capital	69,749	15.37	18,152	4.00	27,229	6.00
Tier 1 (leverage) capital	69,749	10.60	26,314	4.00	32,893	5.00

Tel: 215-564-1900 Fax: 215-564-3940 www.bdo.com	1801 Market Street, Suite 1700 Ten Penn Center Philadelphia, PA 19103

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of DNB Financial Corporation
Downingtown, Pennsylvania

We have audited the accompanying consolidated statements of financial condition of DNB Financial Corporation and its subsidiaries (collectively the “Corporation”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DNB Financial Corporation and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Philadelphia, Pennsylvania
March 23,  2015

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

DNB’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2014, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that DNB’s disclosure controls and procedures are effective as of December 31, 2014.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of DNB’s internal control over financial reporting at December 31, 2014. To make this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework  (2013). Management believes that, as of December 31, 2014, DNB’s internal control over financial reporting was effective. This annual report on Form 10-K does not include an attestation report of DNB’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by DNB’s independent registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” or “accelerated filers”.

There have been no changes in internal controls over financial reporting that occurred during our fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

Part III

Item 10.  Directors and Executive Officers of the Registrant

The information required herein with respect to Registrant’s directors, officers and corporate governance is incorporated by reference to pages 9-19 of DNB’s Proxy Statement for the 2015 Annual Meeting of Stockholders, and the information required herein with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to page 8 of DNB’s Proxy Statement for the Annual Meeting of Shareholders. DNB has adopted a Code of Ethics that applies to DNB’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. DNB’s current Code of Ethics is incorporated herein by reference as Exhibit 14 to this report.

Item 11.  Executive Compensation

The information required herein is incorporated by reference to pages 20-35 of DNB’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)Information Regarding Equity Compensation Plans

The following table summarizes certain information relating to equity compensation plans maintained by DNB as of December 31, 2014:

			Number of securities
			remaining available
	Number of securities		for future issuance
	to be issued	Weighted-	under equity
	upon exercise of	average price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in first column)
Equity compensation plans approved by security holders:
1995 Stock Option Plan	163,586	$15.13	354,090
2004 Incentive Equity and Deferred Compensation Plan	75,930	17.66	116,494
Equity compensation plans not approved by security holders	-	-	-
Total	239,516	$15.93	470,584

(b)The balance of the information required herein is incorporated by reference to pages 7-8 of DNB’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Party Transactions and Director Independence

The information required herein is incorporated by reference to pages 16 and 36 of DNB’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

Item 14.  Principal Accountant Fees and Services

The information required herein is incorporated by reference to pages 37-39 of DNB’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

Part IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements.

The 2014 and 2013 consolidated financial statements listed below, together with an opinion of BDO USA, LLP, dated March 23, 2015 for the years ending December 31, 2014 and 2013 with respect thereto, are set forth beginning at page 40 of this report under Item 8, “Financial Statements and Supplementary Data.”

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
March 23, 2015
	BY:	/s/ William S. Latoff William S. Latoff, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William S. Latoff William S. Latoff, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 23, 2015
/s/ William J. Hieb William J. Hieb, Director, President and Chief Risk & Credit Officer	March 23, 2015

/s/ Gerald F. Sopp Gerald F. Sopp Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 23, 2015

/s/ James R. Biery James R. Biery Director	March 23, 2015

/s/ Thomas A. Fillippo Thomas A. Fillippo Director	March 23, 2015

/s/ Gerard F. Griesser Gerard F. Griesser Director	March 23, 2015

/s/ Mildred C. Joyner Mildred C. Joyner Director	March 23, 2015

/s/ James J. Koegel James J. Koegel Director	March 23, 2015

/s/ James H. Thornton James H. Thornton Director	March 23, 2015

Index to Exhibits

Exhibit No. Under Item 601 of Regulation S-K
2	(i)

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

Amended and Restated Change of Control Agreements dated December 20, 2006 between DNB Financial Corporation and DNB First, N.A. and the following executive officers, each in the form filed March 26, 2007 as item 10(a) to Form 10-K for the fiscal year-ended December 31, 2006 (No. 1-34242) and incorporated herein by reference: Bruce E. Moroney and C. Tomlinson Kline III.

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

(ii)*

Change of Control Agreement among DNB Financial Corporation, DNB First, N.A. and Vincent Liuzzi, filed August 11, 2014 as Item 10.1 to Form 10-Q for the fiscal quarter ended June 30, 2014 (No. 1-34242) and incorporated herein by reference.

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

21	List of Subsidiaries, filed herewith.
23	Consent of BDO USA, LLP, filed herewith.

31.1	Rule 13a-14(a)/15d-14 (a) Certification of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a)/15d-14 (a) Certification of Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer, filed herewith.
32.2	Section 1350 Certification of Chief Financial Officer, filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

2600 One Commerce Square

Philadelphia, PA 19103

REGISTRAR AND STOCK

TRANSFER AGENT

Computershare Shareholder Services
211 Quality Circle, Suite 210
P.O. Box 30170
College Station, TX 77842-3170
(800) 368-5948

www-us.computershare.com/investor

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

Chief Financial Officer & Secretary