Form 10-Q
period 2015-03-31
DNB FINANCIAL CORP /PA/
filed 2015-05-11
CIK 713671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: March 31, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 Par Value) (Class)	2,802,082 (Shares Outstanding as of May 11, 2015)

DNB FINANCIAL CORPORATION AND SUBSIDIARY

INDEX

	PART I - FINANCIAL INFORMATION	PAGE NO

ITEM 1.	FINANCIAL STATEMENTS (Unaudited):

	CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	March 31, 2015 and December 31, 2014	3

	CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended March 31, 2015 and 2014	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended March 31, 2015 and 2014	5

	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	6
	Three Months Ended March 31, 2015 and 2014

	CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31, 2015 and 2014	7

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	30

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	47

ITEM 4.	CONTROLS AND PROCEDURES	48

	PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	48

ITEM 1A.	RISK FACTORS	48

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	48

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	48

ITEM 4.	MINE SAFETY DISCLOSURES	48

ITEM 5.	OTHER INFORMATION	48

ITEM 6.	EXHIBITS	49

SIGNATURES		50

EXHIBIT INDEX

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

DNB Financial Corporation and Subsidiary

Consolidated Statements of Financial Condition (Unaudited)

	March 31,	December 31,
(Dollars in thousands, except share and per share data)	2015	2014
Assets
Cash and due from banks	$28,335	$12,504
Federal Funds Sold	-	-
Cash and cash equivalents	28,335	12,504
Available-for-sale investment securities at fair value (amortized cost of $172,109 and $172,867)	172,478	172,202
Held-to-maturity investment securities (fair value of $61,500 and $60,099)	60,480	59,454
Total investment securities	232,958	231,656
Loans held for sale	-	617
Loans and leases	464,100	455,603
Allowance for credit losses	(5,190)	(4,906)
Net loans and leases	458,910	450,697
Restricted stock	2,720	2,587
Office property and equipment, net	7,490	7,668
Accrued interest receivable	2,572	2,253
Other real estate owned & other repossessed property	908	901
Bank owned life insurance (BOLI)	9,153	9,098
Core deposit intangible	78	82
Net deferred taxes	3,433	3,446
Other assets	1,883	1,821
Total assets	$748,440	$723,330
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$113,419	$102,107
Interest-bearing deposits:
NOW	215,799	205,816
Money market	144,648	143,483
Savings	70,363	66,634
Time	72,784	76,805
Brokered deposits	10,248	10,238
Total deposits	627,261	605,083
Federal Home Loan Bank of Pittsburgh (FHLBP) advances	20,000	20,000
Repurchase agreements	20,316	19,221
Junior subordinated debentures	9,279	9,279
Subordinated debt	9,750	-
Other borrowings	495	505
Total borrowings	59,840	49,005
Accrued interest payable	306	351
Other liabilities	4,860	4,983
Total liabilities	692,267	659,422
Stockholders’ Equity
Preferred stock, $10.00 par value;
1,000,000 shares authorized; $1,000 liquidation preference per share; 3,250 and 13,000 issued, respectively	3,250	13,000
Common stock, $1.00 par value;
10,000,000 shares authorized; 2,918,306 and 2,903,610 issued, respectively; 2,797,820 and 2,778,724 outstanding, respectively	2,950	2,931
Treasury stock, at cost; 120,486 and 124,886 shares, respectively	(2,220)	(2,301)
Surplus	34,944	34,745
Retained earnings	18,164	17,132
Accumulated other comprehensive loss	(915)	(1,599)
Total stockholders’ equity	56,173	63,908
Total liabilities and stockholders’ equity	$748,440	$723,330

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2015	2014
Interest Income:
Interest and fees on loans and leases	$4,912	$4,805
Interest and dividends on investment securities:
Taxable	735	710
Exempt from federal taxes	342	276
Interest on cash and cash equivalents	7	11
Total interest and dividend income	5,996	5,802
Interest Expense:
Interest on NOW, money market and savings	149	155
Interest on time deposits	109	223
Interest in brokered deposits	24	-
Interest on FHLB advances	194	146
Interest on repurchase agreements	9	10
Interest on junior subordinated debentures	74	73
Interest on subordinated debt	30	-
Interest on other borrowings	17	18
Total interest expense	606	625
Net interest income	5,390	5,177
Provision for credit losses	300	375
Net interest income after provision for credit losses	5,090	4,802
Non-interest Income:
Service charges	296	330
Wealth management	352	311
Mortgage banking	38	-
Increase in cash surrender value of BOLI	55	58
Gain on sale of investment securities, net	53	235
Gain on sale of SBA loans	231	-
Other fees	310	285
Total non-interest income	1,335	1,219
Non-interest Expense:
Salaries and employee benefits	2,644	2,503
Furniture and equipment	302	331
Occupancy	603	619
Professional and consulting	328	318
Advertising and marketing	169	155
Printing and supplies	48	39
FDIC insurance	123	112
PA shares tax	150	150
Telecommunications	61	57
Postage	23	20
Loss on sale or write down of OREO, net	-	6
Other expenses	373	384
Total non-interest expense	4,824	4,694
Income before income tax expense	1,601	1,327
Income tax expense	349	323
Net income	$1,252	$1,004
Preferred stock dividends and accretion of discount	26	37
Net income available to Common Shareholders	$1,226	$967
Earnings per common share:
Basic	$0.44	$0.35
Diluted	$0.43	$0.35
Cash dividends per common share	$0.07	$0.07
Weighted average common shares outstanding:
Basic	2,786,012	2,758,135
Diluted	2,832,869	2,802,362

See accompanying notes to unaudited consolidated financial statements

DNB Financial Corporation and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Net income	$1,252	$1,004
Other Comprehensive Income:
Unrealized holding gains arising during the period
Before tax amount	1,087	1,142
Tax effect	(370)	(388)
Net of tax	717	754
Accretion of discount on AFS to HTM reclassification(1)
Before tax amount	3	2
Tax effect(2)	(1)	(1)
Net of tax	2	1
Less reclassification for gains included in net income
Before tax amount	(53)	(235)
Tax effect(2)	18	80
Net of tax	(35)	(155)
Total other comprehensive income	684	600
Total comprehensive income	$1,936	$1,604
(1) Amounts are included in interest and dividends on investment securities in the consolidated statements of income.
(2) Amounts are included in income tax expense (benefit) in the consolidated statements of income.

See accompanying notes to unaudited consolidated financial statements.

DNB FINANCIAL CORPORATION AND Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

						Accumulated
						Other
	Preferred	Common	Treasury		Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at January 1, 2015	$13,000	$2,931	$(2,301)	$34,745	$17,132	$(1,599)	$63,908
Net income for three months ended March 31, 2015	-	-	-	-	1,252	-	1,252
Other comprehensive income	-	-	-	-	-	684	684
Redemption of preferred stock (9,750 shares)	(9,750)	-	-	-	-	-	(9,750)
Restricted stock compensation expense	-	5	-	82	-	-	87
Exercise of stock options (93,834 shares)	-	14	-	149	-	-	163
Taxes on exercise of stock options	-	-	-	(46)	-	-	(46)
Cash dividends - common ($0.07 per share)	-	-	-	-	(194)	-	(194)
Cash dividends SBLF preferred	-	-	-	-	(26)	-	(26)
Sale of treasury shares to 401(k) (2,926 shares)	-	-	54	9	-	-	63
Sale of treasury shares to deferred comp. plan (1,474 shares)	-	-	27	5	-	-	32
Balance at March 31, 2015	$3,250	$2,950	$(2,220)	$34,944	$18,164	$(915)	$56,173

						Accumulated
						Other
	Preferred	Common	Treasury		Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at January 1, 2014	$12,995	$2,910	$(2,629)	$34,441	$13,239	$(2,373)	$58,583
Net income for three months ended March 31, 2014	-	-	-	-	1,004	-	1,004
Other comprehensive income	-	-	-	-	-	600	600
SBLF issuance costs accretion	4	-	-	-	(4)	-	-
Restricted stock compensation expense	-	4	-	49	-	-	53
Stock option compensation expense	-	-	-	17	-	-	17
Cash dividends - common ($0.07 per share)	-	-	-	-	(193)	-	(193)
Cash dividends SBLF preferred	-	-	-	-	(33)	-	(33)
Sale of treasury shares to 401(k) (3,015 shares)	-	-	55	5	-	-	60
Sale of treasury shares to deferred comp. plan (1,491 shares)	-	-	27	3	-	-	30
Balance at March 31, 2014	$12,999	$2,914	$(2,547)	$34,515	$14,013	$(1,773)	$60,121

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Cash Flows From Operating Activities:
Net income	$1,252	$1,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	460	462
Provision for credit losses	300	375
Stock based compensation	87	70
Net gain on sale of securities	(53)	(235)
Net loss on sale and write down of OREO and other repossessed property	-	6
Earnings from investment in BOLI	(55)	(58)
Deferred tax benefit	(339)	-
Proceeds from sales of loans originated for sale	5,555	-
Loans originated for sale	(4,669)	-
Gain on sale of loans	(269)	-
Taxes on exercise of stock options	(46)	-
Increase in accrued interest receivable	(319)	(63)
(Increase) decrease in other assets	(61)	798
Decrease in accrued interest payable	(45)	(59)
Decrease in other liabilities	(123)	(411)
Net Cash Provided By Operating Activities	1,675	1,889
Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Sales	3,926	15,228
Maturities, repayments and calls	11,386	10,931
Purchases	(14,778)	(32,010)
Activity in held-to-maturity securities:
Sales	-	1,228
Maturities, repayments and calls	509	678
Purchases	(1,500)	-
Net (increase) decrease in restricted stock	(133)	169
Net increase in loans and leases	(8,520)	(15,065)
Net purchases of property and equipment, less proceeds from disposals	(35)	(131)
Proceeds from sale of OREO and other repossessed property	-	133
Net Cash Used in Investing Activities	(9,145)	(18,839)
Cash Flows From Financing Activities:
Net increase in deposits	22,178	3,026
Net increase in repurchase agreements	1,095	15,701
Proceeds from issuance of subordinated debt	9,750	-
Repayment of other borrowings	(10)	(9)
Dividends paid	(220)	(226)
Proceeds from the exercise of stock options	163	-
Redemption of preferred stock	(9,750)	-
Sale of treasury stock	95	90
Net Cash Provided by Financing Activities	23,301	18,582
Net Change in Cash and Cash Equivalents	15,831	1,632
Cash and Cash Equivalents at Beginning of Period	12,504	34,060
Cash and Cash Equivalents at End of Period	$28,335	$35,692
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$651	$684
Income taxes	858	22
Supplemental Disclosure of Non-cash Flow Information:
Transfers from loans and leases to real estate owned and other repossessed property	7	-

See accompanying notes to unaudited consolidated financial statements.

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, DNB First, National Association (the "Bank") have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior amounts not affecting net income are reclassified when necessary to conform to current period classifications. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results which may be expected for the entire year.  The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2014.

Subsequent Events-- Management has evaluated events and transactions occurring subsequent to March 31, 2015 for items that should potentially be recognized or disclosed in these Consolidated Financial Statements. The evaluation was conducted through the date these financial statements were issued.

Recent Accounting Pronouncements-

Accounting Standards Update (ASU) No. 2014‑04, Receivables (Topic 310): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.

In January 2014, the FASB issued ASU 2014-04 "Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40)." The amendments in this update clarify that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. The adoption of this FASB ASU has not had a material impact on DNB’s consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2015, and is to be applied retrospectively. Early adoption is permitted. DNB is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the DNB's consolidated financial statements.

NOTE 2: INVESTMENT SECURITIES

The amortized cost and fair values of investment securities, as of the dates indicated, are summarized as follows:

	March 31, 2015
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$7,790	$432	$-	$8,222
Government Sponsored Entities (GSE) mortgage-backed securities	3,374	146	-	3,520
Corporate bonds	5,390	345	-	5,735
Collateralized mortgage obligations GSE	3,344	34	(6)	3,372
State and municipal tax-exempt	40,582	449	(380)	40,651
Total	$60,480	$1,406	$(386)	$61,500

Available For Sale
US Government agency obligations	$60,932	$136	$(47)	$61,021
GSE mortgage-backed securities	60,390	544	(63)	60,871
Collateralized mortgage obligations GSE	19,346	54	(313)	19,087
Corporate bonds	20,501	24	(94)	20,431
State and municipal tax-exempt	10,913	137	-	11,050
Equity securities	27	2	(11)	18
Total	$172,109	$897	$(528)	$172,478

	December 31, 2014
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$7,730	$343	$-	$8,073
Government Sponsored Entities (GSE) mortgage-backed securities	3,579	133	-	3,712
Corporate bonds	3,951	324	-	4,275
Collateralized mortgage obligations GSE	3,605	3	(29)	3,579
State and municipal tax-exempt	40,589	418	(547)	40,460
Total	$59,454	$1,221	$(576)	$60,099

Available For Sale
US Government agency obligations	$61,547	$4	$(197)	$61,354
GSE mortgage-backed securities	66,669	189	(135)	66,723
Collateralized mortgage obligations GSE	20,499	8	(496)	20,011
Corporate bonds	13,208	-	(106)	13,102
State and municipal tax-exempt	10,917	87	(10)	10,994
Equity securities	27	2	(11)	18
Total	$172,867	$290	$(955)	$172,202

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The following table details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at March 31, 2015 and December 31, 2014.

	March 31, 2015
			Fair Value	Unrealized	Fair Value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
Collateralized mortgage obligations GSE	$1,412	$(6)	$-	$-	$1,412	$(6)
State and Municipal tax-exempt	16,364	(380)	6,111	(42)	10,253	(338)
Total	$17,776	$(386)	$6,111	$(42)	$11,665	$(344)
Available For Sale
US Government agency obligations	$5,007	$(47)	$5,007	$(47)	$-	$-
GSE mortgage-backed securities	6,952	(63)	2,092	(7)	4,860	(56)
Collateralized mortgage obligations GSE	13,009	(313)	-	-	13,009	(313)
Corporate bonds	10,245	(94)	7,803	(36)	2,442	(58)
Equity securities	12	(11)	-	-	12	(11)
Total	$35,225	$(528)	$14,902	$(90)	$20,323	$(438)

	December 31, 2014
			Fair Value	Unrealized	Fair Value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
Collateralized mortgage obligations GSE	$3,043	$(29)	$3,043	$(29)	$-	$-
State and municipal tax-exempt	19,054	(547)	2,138	(7)	16,916	(540)
Total	$22,097	$(576)	$5,181	$(36)	$16,916	$(540)
Available For Sale
US Government agency obligations	$56,342	$(197)	$49,222	$(97)	$7,120	$(100)
GSE mortgage-backed securities	22,157	(135)	14,996	(38)	7,161	(97)
Collateralized mortgage obligations GSE	18,133	(496)	3,669	(5)	14,464	(491)
Corporate bonds	13,102	(106)	9,531	(31)	3,571	(75)
State and municipal tax-exempt	2,967	(10)	2,360	(9)	607	(1)
Equity securities	12	(11)	-	-	12	(11)
Total	$112,713	$(955)	$79,778	$(180)	$32,935	$(775)

As of March 31, 2015, there were four mortgage-backed securities, seven corporate bonds, two U.S. agency obligations, twelve collateralized mortgage obligations,  twenty-three tax-exempt municipalities, and five equity securities which were in an unrealized loss position. DNB does not intend to sell these securities and management of DNB does not expect to be required to sell any of these securities prior to a recovery of its cost basis. Management has reviewed all of these securities and believes that DNB will collect all principal and interest that is due on debt securities on a timely basis.  Management does not believe any individual unrealized loss as of March 31, 2015 represents an other-than-temporary impairment (OTTI). DNB reviews its investment portfolio on a quarterly basis judging each investment for OTTI. The OTTI analysis focuses on condition of the issuers as well as duration and severity of impairment in determining OTTI. As of March 31, 2015, the following securities were reviewed:

Collateralized mortgage obligations GSE  There are twelve impaired securities classified as collateralized mortgage obligations,  all of which were impaired for more than 12 months. All of these securities were issued and insured by FNMA, FHLMC or GNMA. DNB receives monthly principal and interest payments on all of these securities on a timely basis and none of these agencies has ever defaulted on mortgage-backed principal or interest. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from March 31, 2015 levels. Management concluded that these securities were not other-than-temporarily impaired at March 31, 2015.

State and municipal tax-exempt There are twenty-three impaired securities in this category, which are comprised of intermediate to long-term municipal bonds,  fourteen of which were impaired for more than 12 months. All of the issues carry an “A” or better underlying credit rating and/or have strong underlying fundamentals; included but not limited to annual financial reports, geographic location, population and debt ratios. In certain cases, options for calls reduce the effective duration and in turn, future market value fluctuations. All issues are performing and are expected to continue to perform in accordance with their respective contractual terms and conditions. There have not been disruptions of any payments, associated with any of these municipal securities. These bonds are investment grade and the value decline is related to the changes in interest rates.  Of the twenty-three municipal securities, there are sixteen insured school districts, six uninsured school districts, and one uninsured township, all of which have strong underlying ratings. Management concluded that these securities were not other-than-temporarily impaired at March 31, 2015.

US Government agency obligations  There are two impaired securities classified as agencies,  neither of which were impaired for more than 12 months. All of these securities were issued and insured by FHLB, FNMA, or FHLMC. DNB has received timely interest payments on all of these securities and none of these agencies has ever defaulted on their bonds. DNB anticipates a recovery in the market value as the securities approach their maturity dates. Management concluded that these securities were not other-than-temporarily impaired at March 31, 2015.

GSE mortgage-backed securities  There are four impaired bonds classified as GSE mortgage-backed securities,  three of which were impaired for more than 12 months. All of these securities were issued and insured by FNMA, FHLMC, or GNMA. DNB receives monthly principal and interest payments on all of these securities on a timely basis and none of these agencies has ever defaulted on principal or interest. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from March 31, 2015 levels. Management concluded that these securities were not other-than-temporarily impaired at March 31, 2015.

Corporate Securities There were seven impaired bonds classified as corporate bonds,  one of which was impaired for more than 12 months. The bonds are investment grade and the value decline is related to the changes in interest rates that occurred since the time of purchase and subsequent changes in spreads affecting the market prices. All of the issues carry an "A" or better underlying credit support and were evaluated on the basis on their underlying fundamentals; included but not limited to annual financial reports, rating agency reports, capital strength and debt ratios. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from March 31, 2105 levels. Management concluded that these securities were not other-than-temporarily impaired at March 31, 2015.

Equity securities.  DNB’s investment in five marketable equity securities consists primarily of securities in common stock of community banks in Pennsylvania, all of which were impaired for more than 12 months. The severity and duration of the impairment are driven by higher collateral losses, wider credit spreads, and changes in interest rates within the financial services sector. DNB evaluated the prospects of all issuers in relation to the severity and duration of the impairment. These securities have been adversely impacted by the effects of the current economic environment on the financial services industry. We evaluated each of the underlying banks for credit impairment based on its financial condition and performance. Based on our evaluation and expectation that these investments will recover within a reasonable period of time, management does not consider these investments to be other-than-temporarily impaired at March 31, 2015.

The amortized cost and fair value of investment securities as of March 31, 2015, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid without penalties.

	Held to Maturity		Available for Sale
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$-	$-	$1,500	$1,497
Due after one year through five years	10,649	11,079	69,968	69,989
Due after five years through ten years	24,014	24,408	63,211	63,729
Due after ten years	25,817	26,013	37,403	37,245
No stated maturity	-	-	27	18
Total investment securities	$60,480	$61,500	$172,109	$172,478

The gross principal value of investments securites sold as of the dates indicated are shown below. The HTM securities that were sold during the three months ended March 31, 2014 were permissible because DNB collected greater than 85% of the original recorded investment on the HTM securities prior to the sale.

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Available for sale securities sold	$3,926	$15,228
Held to maturity securities sold	-	1,228
Total sold securities	$3,926	$16,456

Gains and losses resulting from investment sales, redemptions or calls were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Gross realized gains-AFS	$53	$192
Gross realized gains-HTM	-	68
Gross realized losses-AFS	-	(25)
Net realized gain	$53	$235

At March 31, 2015 and December 31, 2014, investment securities with a carrying value of approximately $168.9 million and $174.9 million, respectively, were pledged to secure public funds, repurchase agreements and for other purposes as required by law

.

NOTE 3: LOANS

The following table sets forth information concerning the composition of total loans and leases outstanding, as of the dates indicated.

(Dollars in thousands)	March 31, 2015	December 31, 2014
Residential mortgage	$26,538	$25,993
Commercial mortgage	268,586	257,310
Commercial:
Commercial term	81,730	80,819
Commercial construction	30,415	35,534
Consumer:
Home equity	51,269	50,192
Other	5,562	5,755
Total loans and leases	$464,100	$455,603
Less allowance for credit losses	(5,190)	(4,906)
Net loans and leases	$458,910	$450,697

Information concerning non-accrual loans are shown in the following tables:

			Three Months Ended March 31, 2015
(Dollars in thousands)	December 31, 2014	March 31, 2015	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income
Non-accrual loans:
Residential mortgage	$2,458	$2,446	$16	$-	$16
Commercial mortgage	1,294	1,262	21	-	21
Commercial:
Commercial term	198	196	2	-	2
Commercial construction	2,043	2,043	84	-	84
Consumer:
Home equity	432	429	7	-	7
Other	94	194	5	-	5
Total non-accrual loans	$6,519	$6,570	$135	$-	$135
Loans 90 days past due and accruing	334	239	5	5	-
Total non-performing loans	$6,853	$6,809	$140	$5	$135

		Three Months Ended March 31, 2014
(Dollars in thousands)	March 31, 2014	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income
Non-accrual loans:
Residential mortgage	$2,245	$16	$-	$16
Commercial mortgage	244	5	-	5
Commercial:
Commercial term	-	-	-	-
Commercial construction	2,293	94	-	94
Consumer:
Home equity	386	7	1	6
Other	154	3	-	3
Total non-accrual loans	$5,322	$125	$1	$124
Loans 90 days past due and accruing	100	3	3	-
Total non-performing loans	$5,422	$128	$4	$124

NOTE 4: ALLOWANCE FOR CREDIT LOSSES

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a scheduled payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of March 31, 2015 and December 31, 2014.

Age Analysis of Past Due Loans Receivable

March 31, 2015
							Loans
							Receivable
	30-59	60-89	Greater			Total	> 90
	Days Past	Days Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivable	Accruing
Residential mortgage	$1,408	$-	$2,635	$4,043	$22,495	$26,538	$189
Commercial mortgage	43	-	363	406	268,180	268,586	-
Commercial:
Commercial term	-	-	-	-	81,730	81,730	-
Commercial construction	-	-	2,043	2,043	28,372	30,415	-
Consumer:
Home equity	16	112	405	533	50,736	51,269	50
Other	-	-	194	194	5,368	5,562	-
Total	$1,467	$112	$5,640	$7,219	$456,881	$464,100	$239

December 31, 2014
							Loans
							Receivable
	30-59	60-89	Greater			Total	> 90
	Days Past	Days Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivable	Accruing
Residential mortgage	$1,005	$302	$2,648	$3,955	$22,038	$25,993	$191
Commercial mortgage	48	187	236	471	256,839	257,310	-
Commercial:
Commercial term	-	-	-	-	80,819	80,819	-
Commercial construction	-	-	2,043	2,043	33,491	35,534	-
Consumer:
Home equity	58	214	386	658	49,534	50,192	119
Other	71	70	119	260	5,495	5,755	24
Total	$1,182	$773	$5,432	$7,387	$448,216	$455,603	$334

The following tables summarize information in regards to impaired loans by loan portfolio class as of and for the three months ended March 31, 2015 and 2014 and as of December 31, 2014.

Impaired Loans

	March 31, 2015			December 31, 2014
	Recorded	Unpaid	Related	Recorded	Unpaid	Related
	Investment	Principal	Allowance	Investment	Principal	Allowance
(Dollars in thousands)		Balance			Balance
With no related allowance recorded:
Residential mortgage	$2,182	$2,958	$-	$2,457	$3,270	$-
Commercial mortgage	3,372	3,492	-	3,400	3,501	-
Commercial construction	1,094	1,877	-	1,706	4,822	-
Consumer:
Home equity	459	474	-	549	564	-
Other	194	194	-	94	102	-
Total	$7,301	$8,995	$-	$8,206	$12,259	$-
With allowance recorded:
Residential mortgage	408	445	1	-	-	-
Commercial mortgage	202	202	106	200	200	104
Commercial:
Commercial term	200	205	116	200	202	119
Commercial construction	1,062	4,976	147	450	2,031	50
Consumer:
Home equity	88	88	31	-	-	-
Total	$1,960	$5,916	$401	$850	$2,433	$273
Total:
Residential mortgage	2,590	3,403	1	2,457	3,270	-
Commercial mortgage	3,574	3,694	106	3,600	3,701	104
Commercial:
Commercial term	200	205	116	200	202	119
Commercial construction	2,156	6,853	147	2,156	6,853	50
Consumer:
Home equity	547	562	31	549	564	-
Other	194	194	-	94	102	-
Total	$9,261	$14,911	$401	$9,056	$14,692	$273

	Three Months Ended		Three Months Ended
	March 31, 2015		March 31, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Residential mortgage	$2,320	$-	$1,872	$-
Commercial mortgage	3,386	26	2,509	-
Commercial construction	1,400	-	797	-
Consumer:
Home equity	504	1	415	1
Other	144	-	47	-
Total	$7,754	$27	$5,640	$1
With allowance recorded:
Residential mortgage	204	-	377	-
Commercial mortgage	201	-	36	-
Commercial:
Commercial term	200	-	-	-
Commercial construction	756	-	1,684	-
Consumer:
Home equity	44	-	-	-
Other	-	-	71	-
Total	$1,405	$-	$2,168	$-
Total:
Residential mortgage	2,524	-	2,249	-
Commercial mortgage	3,587	26	2,545	-
Commercial:
Commercial term	200	-	-	-
Commercial construction	2,156	-	2,481	-
Consumer:
Home equity	548	1	415	1
Other	144	-	118	-
Total	$9,159	$27	$7,808	$1

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within DNB’s internal risk rating system as of March 31, 2015 and December 31, 2014.

Credit Quality Indicators

	March 31, 2015
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$23,817	$-	$2,721	$-	$26,538
Commercial mortgage	256,698	2,593	9,295	-	268,586
Commercial:
Commercial term	76,192	72	5,466	-	81,730
Commercial construction	25,846	-	4,569	-	30,415
Consumer:
Home equity	50,690	-	579	-	51,269
Other	5,368	-	194	-	5,562
Total	$438,611	$2,665	$22,824	$-	$464,100

	December 31, 2014
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$23,259	$-	$2,734	$-	$25,993
Commercial mortgage	245,307	2,610	9,393	-	257,310
Commercial:
Commercial term	75,303	72	5,444	-	80,819
Commercial construction	31,057	-	4,477	-	35,534
Consumer:
Home equity	49,611	-	581	-	50,192
Other	5,661	-	94	-	5,755
Total	$430,198	$2,682	$22,723	$-	$455,603

As of March 31, 2015, DNB had one commercial mortgage classified as a TDR totaling $2,234,000, compared to one commercial mortgage classified as a TDR totaling $2,246,000 (the same loan) at December 31, 2014, and one commercial mortgage classified as a TDR totaling $2,272,000 (the same loan) at March 31, 2014.  The rate on this loan was modified and the terms of the loans were changed to interest only while the project was being built out.  The loan commenced normal principal and interest payments in June 2014.  The loan was extended and there was no reduction of principal.  The balance of the loan prior to modification was $2,272,000 and the balance after the modification was $2,272,000.  During the three months ended March  31, 2015, there were no defaults on any terms of this loan.

As of March 31, 2015, DNB had one consumer home equity loan classified as a TDR totaling $102,000, compared to one consumer home equity loan classified as a TDR totaling $102,000 (the same loan) at December 31, 2014, and no such loans at March 31, 2014.  The monthly payment on this loan was reduced for 36 months and the borrower will resume making contractual payments at the end of this period. The loan was extended and there was no reduction of principal.  This loan was classified a TDR in June of 2014. The balance of the loan prior to modification was $102,000 and the balance after the modification was $102,000.  During the three months ended March 31, 2015, there were no defaults on any terms of this loan.

Loans classified as TDR, are considered impaired. The following tables set forth the composition of DNB’s allowance for credit losses as of March 31, 2015 and December 31, 2014, the activity for the three months ended March 31, 2015 and 2014 and as of and for the year ended December 31, 2014.

Allowance for Credit Losses and Recorded Investment in Loans Receivables

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	mortgage	mortgage	term	construction	financing	home equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2015	$269	$2,300	$709	$881	$-	$189	$70	$488	$4,906
Charge-offs	-	-	(11)	-	-	-	(6)	-	(17)
Recoveries	-	-	-	-	1	-	-	-	1
Provisions	-	98	7	41	(1)	35	2	118	300
Ending balance - March 31, 2015	$269	$2,398	$705	$922	$-	$224	$66	$606	$5,190

Ending balance: individually evaluated for impairment	$1	$106	$116	$147	$-	$31	$-	$-	$401

Ending balance: collectively evaluated for impairment	$268	$2,292	$589	$775	$-	$193	$66	$606	$4,789
Loans receivables:
Ending balance	$26,538	$268,586	$81,730	$30,415	$-	$51,269	$5,562		$464,100

Ending balance: individually evaluated for impairment	$2,590	$3,574	$200	$2,156	$-	$547	$194		$9,261

Ending balance: collectively evaluated for impairment	$23,948	$265,012	$81,530	$28,259	$-	$50,722	$5,368		$454,839

Reserve for unfunded loan commitments included in other liabilities	$-	$4	$87	$53	$-	$12	$-		$156

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	mortgage	mortgage	term	construction	financing	home equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2014	$285	$2,010	$621	$1,033	$-	156	$78	$440	$4,623
Charge-offs	-	-	(7)	(261)	-	-	-	-	(268)
Recoveries	3	-	-	10	1	-	6	-	20
Provisions	59	156	38	24	(1)	11	41	47	375
Ending balance - March 31, 2014	$347	$2,166	$652	$806	$-	$167	$125	$487	$4,750
Reserve for unfunded loan commitments included in other liabilities	$-	$11	$70	$50	$-	$11	$-		$142

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	mortgage	mortgage	term	construction	financing	home equity	Other	Unallocated	Total
Allowance for credit losses:
Ending balance - December 31, 2014	$269	$2,300	$709	$881	$-	$189	$70	$488	$4,906
Ending balance: individually evaluated for impairment	$-	$104	$119	$50	$-	$-	$-	$-	$273
Ending balance: collectively evaluated for impairment	$269	$2,196	$590	$831	$-	$189	$70	$488	$4,633
Loans receivables:
Ending balance	$25,993	$257,310	$80,819	$35,534	$-	$50,192	$5,755		$455,603
Ending balance: individually evaluated for impairment	$2,457	$3,600	$200	$2,156	$-	$549	$94		$9,056
Ending balance: collectively evaluated for impairment	$23,536	$253,710	$80,619	$33,378	$-	$49,643	$5,661		$446,547
Reserve for unfunded loan commitments included in other liabilities	$-	$10	$89	$55	$-	$12	$-		$166

NOTE 5: EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the treasury stock method and reflects the potential dilution that could occur from the exercise of stock options, and warrants and the amortized portion of unvested stock awards. Stock options and unvested stock awards for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. Treasury shares are not deemed outstanding for calculations. There were no outstanding stock warrants, no anti-dilutive stock options outstanding, and no anti-dilutive stock awards outstanding at March 31, 2015. There were no anti-dilutive stock warrants outstanding, 66,853 anti-dilutive stock options outstanding, and 17,125 anti-dilutive stock awards outstanding at March 31, 2014. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2015
(In thousands, except per-share data)	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$1,226	2,786	$0.44
Effect of potential dilutive common stock equivalents – stock options and restricted shares	-	47	(0.01)
Diluted EPS
Income available to common stockholders after assumed conversions	$1,226	2,833	$0.43

	Three Months Ended
	March 31, 2014
(In thousands, except per-share data)	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$967	2,758	$0.35
Effect of potential dilutive common stock equivalents – stock options and restricted shares	-	44	-
Diluted EPS
Income available to common stockholders after assumed conversions	$967	2,802	$0.35

NOTE 6: ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders' equity are as follows:

Accumulated Other Comprehensive Loss	Before-Tax	Tax	Net-of-Tax
(Dollars in thousands)	Amount	Effect	Amount
March 31, 2015
Net unrealized gain on AFS securities	$369	$(125)	$244
Discount on AFS to HTM reclassification	(21)	7	(14)
Unrealized actuarial losses-pension	(1,734)	589	(1,145)
	$(1,386)	$471	$(915)
December 31, 2014
Net unrealized loss on AFS securities	$(665)	$227	$(438)
Discount on AFS to HTM reclassification	(24)	8	(16)
Unrealized actuarial losses-pension	(1,734)	589	(1,145)
	$(2,423)	$824	$(1,599)

NOTE 7: SUBORDINATED DEBENTURES, NOTES, AND OTHER BORROWINGS

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

Subordinated Note

On March 5, 2015, DNB Financial Corporation entered into a Subordinated Note Purchase Agreement (the “Agreement”) with an accredited investor under which the Company issued a $9.75 million subordinated note (the “Note”) to the investor. The Note has a maturity date of March 6, 2025, and will bear interest at a fixed rate of 4.25% per annum for the first 5 years and then float at the Wall Street Journal Prime rate  plus 1.00%, provided that the interest rate applicable to the outstanding principal balance will at no time be less than 3.0% and more than 5.75% per annum.

The Company may, at its option, beginning with the first interest payment date after March 6, 2019, and on any interest payment date thereafter, redeem the Note, in whole or in part, at par plus accrued and unpaid interest to the date of redemption. The Note is not subject to repayment at the option of the noteholder.

The Note is unsecured and ranks junior in right of payment to the Company’s senior indebtedness and to the Company’s obligations to its general creditors and qualifies as Tier 2 capital for regulatory purposes.

Repurchase Agreements Accounted for as Secured Borrowings

As of March 31, 2015, DNB had $20.3 million of repurchase agreements. In conjunction with these repurchase agreements,  $20.7 million of state and municipal securities were sold on an overnight basis as of March 31, 2015, which represents 102% of the repurchase agreement amount.

NOTE 8: STOCK-BASED COMPENSATION

Stock Option Plan

DNB has a Stock Option Plan for employees and directors. Under the plan, options (both qualified and non-qualified) to purchase a maximum of 793,368 (as adjusted for subsequent stock dividends) shares of DNB’s common stock could be issued to employees and directors. Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years. Vesting of options under the plan is determined by the Plan Committee. There were 354,090 shares available for grant at March 31, 2015. All options are immediately exercisable. DNB had no expenses during the three months ended March 31, 2015 compared to $17,000 during the three months ended March 31, 2014. DNB has no anticipated additional expense. Stock option activity is indicated below.

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2015	163,586	$15.13
Issued	-	-
Exercised	93,834	19.60
Forfeited	-	-
Expired	-	-
Outstanding March 31, 2015	69,752	$9.13

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2014	207,303	$15.92
Issued	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding March 31, 2014	207,303	$15.92

The weighted-average price and weighted average remaining contractual life for the outstanding options are listed below for the dates indicated.

March 31, 2015
Range of			Weighted Average
Exercise	Number	Number	Exercise	Remaining	Intrinsic
Prices	Outstanding	Exercisable	Price	Contractual Life	Value
$6.93-10.99	66,500	66,500	$8.72	2.93 years	$1,149,000
14.00-19.99	3,252	3,252	17.51	0.73 years	28,000
Total	69,752	69,752	$9.13	2.83 years	$1,177,000

December 31, 2014
Range of			Weighted Average
Exercise	Number	Number	Exercise	Remaining	Intrinsic
Prices	Outstanding	Exercisable	Price	Contractual Life	Value
$6.93-10.99	80,650	80,650	$8.66	3.15 years	$1,044,000
14.00-19.99	34,895	34,895	17.51	0.97 years	143,000
23.00-24.27	48,041	48,041	24.27	0.29 years	-
Total	163,586	163,586	$15.13	1.85 years	$1,187,000

Other Stock-Based Compensation

DNB maintains an Incentive Equity and Deferred Compensation Plan (the "Plan"). The Plan provides that up to 243,101 (as adjusted for subsequent stock dividends) shares of common stock may be granted, at the discretion of the Board, to individuals of the Corporation. Shares already granted are issuable on the earlier of three or four years (cliff vesting period) after the date of the grant or a change in control of DNB if the recipients are then employed by DNB (“Vest Date”).  Upon issuance of the shares, resale of the shares is restricted for an additional one year, during which the shares may not be sold, pledged or otherwise disposed of. Prior to the Vest Date and in the event the recipient terminates association with DNB for reasons other than death, disability or change in control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant.

Share awards granted by the Plan were recorded at the date of award based on the market value of shares.  Awards are being amortized to expense over a  three or four year cliff-vesting period. DNB records compensation expense equal to the value of the shares being amortized.  For the three month periods ended March 31, 2015 and 2014,  $87,000 and $53,000 was amortized to expense, respectively.  As of March 31, 2015, there was approximately $868,000 in additional compensation that will be recognized over the remaining service period of approximately 2.29 years.  At March 31, 2015,  116,494 shares were reserved for future grants under the Plan.

Stock grant activity is indicated below:

		Weighted Average
	Shares	Stock Price
Non-vested stock awards—January 1, 2015	75,930	$17.66
Granted	-	-
Forfeited	-	-
Vested	-	-
Non-vested stock awards—March 31, 2015	75,930	$17.66

		Weighted Average
	Shares	Stock Price
Non-vested stock awards—January 1, 2014	50,795	$15.65
Granted	-	-
Forfeited	-	-
Vested	-	-
Non-vested stock awards—March 31, 2014	50,795	$15.65

NOTE 9:  INCOME TAXES

As of March 31, 2015, the Corporation had no material unrecognized tax benefits or accrued interest and penalties. It is the Corporation’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.  Federal and state tax years 2011 through 2014 were open for examination as of March 31, 2015.

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

The following table summarizes the assets at March 31, 2015 and December 31, 2014 that are recognized on DNB’s statement of financial condition using fair value measurement determined based on the differing levels of input:

	March 31, 2015

(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities:
US Government agency obligations	$-	$61,021	$-	$61,021
GSE mortgage-backed securities	-	60,871	-	60,871
Collateralized mortgage obligations GSE	-	19,087	-	19,087
Corporate bonds	-	20,431	-	20,431
State and municipal tax-exempt	-	11,050	-	11,050
Equity securities	18	-	-	18
Total assets measured at fair value on a recurring basis	$18	$172,460	$-	$172,478

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$1,559	$1,559
Total assets measured at fair value on a nonrecurring basis	$-	$-	$1,559	$1,559

	December 31, 2014

(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities:
US Government agency obligations	$-	$61,354	$-	$61,354
GSE mortgage-backed securities	-	66,723	-	66,723
Collateralized mortgage obligations GSE	-	20,011	-	20,011
Corporate bonds	-	13,102	-	13,102
State and municipal tax-exempt	-	10,994	-	10,994
Equity securities	18	-	-	18
Total assets measured at fair value on a recurring basis	$18	$172,184	$-	$172,202

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$2,916	$2,916
OREO and other repossessed property	-	-	100	100
Total assets measured at fair value on a nonrecurring basis	$-	$-	$3,016	$3,016

The following table presents additional information about assets measured at fair value on a nonrecurring basis and for which DNB has utilized Level 3 inputs to determine fair value:

March 31, 2015
Quantitative Information about Level 3 Fair Value Measurement

	Fair Value	Valuation		Range
(Dollars in thousands)	Estimate	Techniques	Unobservable Input	(Weighted Average)
Impaired loans - Residential mortgage	$407	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loans - Commercial mortgage	97	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-13%	to	-13%	(-13%)
Impaired loans - Commercial term	83	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-11%	to	-11%	(-11%)
Impaired loans - Commercial construction	915	Appraisal of	Appraisal adj. (2)	-15%	to	-47%	(-35%)
		collateral (1)	Disposal costs (2)	-8%	to	-11%	(-10%)
Impaired loans - Home equity	57	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loan total	$1,559
(1)

December 31, 2014
Quantitative Information about Level 3 Fair Value Measurement

	Fair Value	Valuation		Range
(Dollars in thousands)	Estimate	Techniques	Unobservable Input	(Weighted Average)
Impaired loans - Residential mortgage	$1,244	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loans - Commercial mortgage	97	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-13%	to	-13%	(-13%)
Impaired loans - Commercial term	81	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-11%	to	-11%	(-11%)
Impaired loans - Commercial construction	1,494	Appraisal of	Appraisal adj. (2)	0%	to	-47%	(-19%)
		collateral (1)	Disposal costs (2)	-11%	to	-11%	(-11%)
Impaired loan total	$2,916
Other real estate owned	$100		Disposal costs (2)	-8%	to	-16%	(-12%)
(1)	Fair value is generally determined through independent appraisals or sales contracts of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals are adjusted by management for qualitative factors and disposal costs.

Impaired loans.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $9.3 million at March 31, 2015. Of this, $2.0 million had a specific valuation allowance of $401,000, leaving a fair value of $1.6 million as of March 31, 2015. DNB had no impaired loans that were partially charged down as of March 31, 2015. The total fair value of impaired loans at March 31, 2015 was $1.6 million.

Impaired loans had a carrying amount of $9.1 million at December 31, 2014. Of this, $850,000 had a specific valuation allowance of $273,000, leaving a fair value of $577,000 at December 31, 2014. In addition, DNB had $2.9 million in impaired loans that were partially charged down by $526,000, leaving $2.3 million at fair value as of December 31, 2014. The total fair value of impaired loans at December 31, 2014 was $2.9 million.

Other Real Estate Owned & other repossessed property.  Other real estate owned (“OREO”) consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets are classified as OREO and other repossessed property are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. DNB had $908,000 of such assets at March 31, 2015, $837,000 of which was OREO and $71,000 was in other repossessed property. DNB had $901,000 of such assets at December 31, 2014, which consisted of $837,000 in OREO and $64,000 in other repossessed property. Subsequent to the repossession of these assets, DNB did not write down the carrying values during the three month period ending March 31, 2015 or the three month period ending March 31, 2014.

DNB's policy is to recognize transfer between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Level 1 and 2 for the three and nine months ended March 31, 2015.

Below is management’s estimate of the fair value of all financial instruments, whether carried at cost or fair value on the Company’s consolidated balance sheet. The carrying amounts and fair values of financial instruments at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$28,335	$28,335	$28,335	$-	$-
AFS investment securities	172,478	172,478	18	172,460	-
HTM investment securities	60,480	61,500	-	61,500	-
Restricted stock	2,720	2,720	-	2,720	-
Loans and leases, net of allowance, including impaired	458,910	452,830	-	-	452,830
Accrued interest receivable	2,572	2,572	-	2,572	-
Financial liabilities
Deposits:
Non-interest-bearing deposits	113,419	113,419	-	113,419	-
Interest-bearing deposits:	430,810	430,810	-	430,810	-
Time	72,784	72,562	-	72,562	-
Brokered deposits	10,248	10,258	-	10,258	-
Repurchase agreements	20,316	20,316	-	20,316	-
FHLBP advances	20,000	20,631	-	20,631	-
Junior subordinated debentures and other borrowings	9,279	7,349	-	7,349	-
Subordinated debt	9,750	9,750	-	9,750	-
Accrued interest payable	306	306	-	306	-
Off-balance sheet instruments	-	-	-	-	-

	December 31, 2014

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$12,504	$12,504	$12,504	$-	$-
AFS investment securities	172,202	172,202	18	172,184	-
HTM investment securities	59,454	60,099	-	60,099	-
Restricted stock	2,587	2,587	-	2,587	-
Loans held-for-sale	617	640	-	-	-
Loans and leases, net of allowance, including impaired	450,697	436,499	-	-	436,499
Accrued interest receivable	2,253	2,253	-	2,253	-
Financial liabilities
Deposits:
Non-interest-bearing deposits	102,107	102,107	-	102,107	-
Interest-bearing deposits:	415,933	415,933	-	415,933	-
Time	76,805	76,519	-	76,519	-
Brokered deposits	10,238	10,204	-	10,204	-
Repurchase agreements	19,221	19,221	-	19,221	-
FHLBP advances	20,000	20,616	-	20,616	-
Junior subordinated debentures and other borrowings	9,279	7,546	-	7,546	-
Accrued interest payable	351	351	-	351	-
Off-balance sheet instruments	-	-	-	-	-

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

Loans Held-for-Sale  The fair value of loans held-for-sale is determined, when possible, using quoted secondary-market prices. If no such quotes prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan.

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

Subordinated Note    The fair value of the subordinated note was estimated using either a discounted cash flow analysis based on current market interest rates for debt with similar maturities and credit quality or estimated using market quotes.

Off-balance-sheet Instruments (Disclosed at Cost)  Off-balance-sheet instruments are primarily comprised of loan commitments, which are generally priced at market at the time of funding. Fees on commitments to extend credit and stand-by letters of credit are deemed to be immaterial and these instruments are expected to be settled at face value or expire unused. It is impractical to assign any fair value to these instruments. At March 31, 2015, un-funded loan commitments totaled $100.6 million and stand-by letters of credit totaled $2.2 million. At December 31, 2014, un-funded loan commitments totaled $101.7 million and stand-by letters of credit totaled $2.2 million.

NOTE 11:  STOCKHOLDERS’ EQUITY

In July 2013, the Board of Directors of the FRB approved the Basel III intereim final rule (Basel III), which is intended to strengthen the quality and increase the required level of regulatory capital for a more stable and resilient banking system. The changes include (1) a new regulatory capital measure, Common Equity Tier 1 (CET1), which is limited to capital elements of the highest quality, (2) a new definition and increase of tier 1 capital which is now comprised of CET1 and Additional Tier 1, (3) changes in calculation of some risk-weighted assets and off-balance sheet exposure, and (4) a capital conservation buffer that will limit capital distributions, stock redemptions, and certain discretionary bonus payments if the institution does not maintain capital in excess of the minimum capital requirements. These new capital rules took effect for our bank on January 1, 2015 and reporting began with the March 31, 2015 call report.

On August 4, 2011, DNB entered into a Securities Purchase Agreement with the Secretary of the Treasury, pursuant to which the Corporation issued and sold to the Treasury 13,000 shares of its Non-Cumulative Perpetual Preferred Stock, Series 2011A (“Series 2011A Preferred Stock”), having a liquidation preference of $1,000 per share for aggregate proceeds of $13,000,000.   The Securities Purchase Agreement was entered into, and the Series 2011A Preferred Stock was issued, pursuant to the Treasury’s Small Business Lending Fund program (“SBLF”), a $30 billion fund established under the Small Business Jobs Act of 2010, that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. Of the $13.0 million in aggregate proceeds, $11,879,000 was used to repurchase the outstanding cumulative perpetual preferred stock. The securities sold in this transaction were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction by DNB not involving a public offering.

The Series 2011A Preferred Stock is entitled to receive non-cumulative dividends payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate, which is calculated on the aggregate Liquidation Amount, was initially set at 3.874% per annum, and  was based upon the level of “Qualified Small Business Lending”, or “QSBL” (as defined in the Securities Purchase Agreement) originated by the Corporation’s wholly owned national bank subsidiary DNB First, N.A. (the “Bank”).  The dividend rate for dividends beyond the initial period are  based upon the “Percentage Change in Qualified Lending” (as defined in the Securities Purchase Agreement) between each dividend period and the “Baseline” QSBL level.  Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods depending on the volume of Qualified Small Business Lending the Bank will originate in future periods, and will be fixed at a rate between 1% per annum to 7% per annum and remain unchanged up to four and one-half years following the funding date (the eleventh through the first half of the nineteenth dividend periods).  Because it is not feasible to predict the volume of Qualified Small Business Lending in future periods, it is not feasible to estimate specific future dividend rates under this formula.  If the Series 2011A Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%.  Prior to that time, in general, the dividend rate decreases as the level of the Bank’s Qualified Small Business Lending increases.  Such dividends are not cumulative, but the Corporation may only declare and pay dividends on its common stock (or any other equity securities junior to the Series 2011A Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series 2011A Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem common stock and other securities.  In addition, if (i) the Corporation has not timely declared and paid dividends on the Series 2011A Preferred Stock for six dividend periods or more, whether or not consecutive, and (ii) shares of Series 2011A Preferred Stock with an aggregate liquidation preference of at least $13,000,000 are still outstanding, the Treasury (or any successor holder of Series 2011A Preferred Stock) may designate two additional directors to be elected to the Corporation’s Board of Directors. DNB paid an annual rate on the $13.0 million of Series 2011A Preferred Stock of 1.00% for the year ended December 31, 2014 and the annual rate remained at 1.00% as of March 31, 2015.

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

The Corporation may redeem the shares of Series 2011A Preferred Stock, in whole or in part, at any time at a redemption price equal to the sum of the Liquidation Amount per share and the per-share amount of any unpaid dividends for the then-current period, subject to any required prior approval by the Corporation’s primary federal banking regulator.

On March 6, 2015, DNB  redeemed  9,750 of the 13,000 shares of the Corporation’s Series 2011A Preferred Stock that had been issued to the United States Department of the Treasury in connection with the Corporation’s participation in the SBLF program. The shares were redeemed at their liquidation value of $1,000 per share plus accrued dividends for a total redemption price of $9,767,604.17. Following the consummation of this partial redemption, the Corporation continues to have outstanding 3,250 shares of its Series 2011A Preferred Stock.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

DNB Financial Corporation (the “Corporation” or "DNB"), may from time to time make written or oral “forward-looking statements,” including statements contained in the Corporation’s filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the exhibits hereto and thereto), in its reports to stockholders and in other communications by the Corporation, which are made in good faith by the Corporation pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

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

Strategic Plan Update.  DNB's first quarter year-over-year earnings comparisons for 2014 and 2015, in part, reflect the investments DNB  made in new hires to drive revenue in future quarters, technology to enhance the DNB’s capabilities, and branch upgrades to accommodate increased business and provide a welcoming environment for customers. The first quarter of 2015 was a strong quarter in which we met many of our financial performance targets and delivered significant year-over-year net income growth driven by increased earning assets. Initiatives in place to expand banking relationships with clients played a key role in driving strong growth in core deposits. DNB's net interest margin was 3.14% for the first quarter of 2015 compared with 3.36% for the first quarter of 2014. On a consecutive quarter basis, DNB’s net interest margin remained relatively stable throughout 2014, but net interest margin in the first quarter of 2015 reflected continuing pressure on margins in a low-interest rate environment, and intense pricing competition for quality lending business. As in past quarters, DNB mitigated some of this pressure through interest expense management, growing lower-cost core deposits while trimming time deposits, and opportunistic use of wholesale borrowings at attractive rates. DNB's composite cost of funds for the three months ended March 31, 2015 was 0.37%, compared to 0.43% for the same period in 2014.

Total net loans and leases before allowance for credit losses were $464.1 million at March 31, 2015 compared to $430.2 million and $455.6 million at March 31, 2014 and December 31, 2014, respectively. After allowance for credit losses, net loans and leases were $458.9 million at March 31, 2015, compared to $425.4 million at March 31, 2014 and up from $450.7 million at year-end 2014. Asset quality measurements at March 31, 2015 continued to reflect a sound balance sheet and disciplined risk and credit management. At March 31, 2015, the ratio of total non-performing loans to total loans was 1.47%, the ratio of non-performing assets to total assets was 1.03%, and net charge-offs to average loans was 0.01%.

Total deposits were $627.3 million at March 31, 2015, an 11.66% increase compared with $561.8 million at March 31, 2014, and up 3.67% from $605.1 million at December 31, 2014. DNB added $65.8 million in lower-cost core deposits (demand deposits, NOW accounts, money market and savings accounts) between March 31, 2014 and March 31, 2015, and grew core deposits 5.06% from December 31, 2014.

Total non-interest income, including fees from wealth management, gains on the sale of investment securities and loans, income from merchant services and debit and credit card use, rose 9.5% to $1.34 million in the first quarter of 2015 compared with $1.22 million in the first quarter of 2014. The year-over-year results included 19.94% growth in fees from DNB Investment Management and Trust, new fee income from mortgage banking reflecting DNB’s expanding retail banking business, and a gain of $231,000 from the sale of Small Business Administration (SBA) loans, as part of the Corporation's SBA lending activities.

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

MATERIAL CHALLENGES, RISKS AND OPPORTUNITIES

The following is a summary of material challenges, risks and opportunities DNB has faced during the three month period ended March 31, 2015:

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

In addition to deposit insurance assessments, banks are subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The FDIC sets the Financing Corporation assessment rate every quarter. The current annual Financing Corporation assessment rate is 60 basis points on the deposit insurance assessment base, as defined above, which we anticipate will result in an aggregate estimated FICO assessment payment by the Bank of $37,900 in 2015.

Material Trends and Uncertainties.

For the quarter ended March 31, 2015, DNB reported net income of $1.23 million versus $967,000 for the same period in 2014. Per share earnings on a fully diluted basis were $0.43, up from $0.35 the prior year. Even though DNB’s quarterly earnings have increased, there are many aspects of the economy and the Federal Reserve’s monetary policy that factor into DNB’s ability to grow revenues and net income. One of the most significant factors is that the global and U.S. economies have experienced reduced business activity as a result of disruptions in the financial system during the past seven years. The United States, Europe and many other countries across the globe are struggling with too much debt and weaker streams of revenues as a result of recessionary pressures and high unemployment. Overall economic growth continues to be slow at a time when national and regional unemployment rates have improved, however participation rates remain at historically low levels. The risks associated with our business remain acute in periods of slow wage and economic growth. Moreover, financial institutions continue to be affected by a sluggish real estate market and constrained financial markets. While we are continuing to take steps to decrease and limit our exposure to problem loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.

The April 15, 2015 Beige Book indicated that residential builders in the Third Federal Reserve District (the “Third District”), the District where DNB is located, reported mixed results. Generally, builders reported that housing starts have slowed with the cold and snow. Also, builders reported that regular price increases of construction materials leaves little room within their own tight margins for addressing wage pressures from their subcontractors. Builders anticipate a better year in 2015. Brokers reported that existing home sales were greater in December and January on a year-over-year basis; sales growth was the greatest in central Pennsylvania, while sales were essentially unchanged along the Jersey shore. The Federal Reserve’s contacts continued to report slight overall increases in home prices, except in the city of Philadelphia where sales and prices are rising faster. Brokers are generally more optimistic for a return to growth in 2015.

The April 15, 2015 Beige Book indicates that construction and leasing continued at a modest pace. New construction continued to be dominated by industrial/warehouse projects, urban apartment dwellings, and public infrastructure, including sand reclamation projects along the Jersey shore. The Federal Reserve’s contacts reported that continuing incremental improvements in leasing activity in downtown and suburban Philadelphia is leading to some upward push on rents, especially for Class A or better office space. Center City residential and retail markets also continued to be active, as well as several select suburban office markets. The Federal Reserve’s contacts remained optimistic for the ongoing growth of both new construction and leasing activity in 2015.

The Third District’s financial firms continued to report modest increases in total loan volume since the March 4, 2015 Beige Book and credit quality continued to improve. Volumes decreased seasonally for credit card lines as consumers paid down for several weeks following their holiday spending. Strong growth was reported for other consumer credit lines, including auto loans, and for commercial real estate loans. Moderate growth was reported for commercial and industrial lending, while modest growth was reported for home mortgages. Only slight growth was reported for home equity lines of credit. Increasing numbers of the Federal Reserve’s contacts expressed concerns that competition has lowered lending standards, undercut margins, and is beginning to lower overall credit quality. Many indicated that they saw no signs of inflationary pressures. Banking contacts tended to be most positive about economic prospects in central Pennsylvania, the Lehigh Valley area, and the Philadelphia market. Nearly all of the Federal Reserve’s contacts have grown more optimistic about growth prospects for 2015.

Manufacturers in the Third District reported that current activity continued to grow during the April 15, 2015 Beige Book period but only at a slight pace. Nearly as many firms indicated declines in activity as increases. New orders and shipments also grew more slowly; the percentage of firms reporting decreases in new orders and shipments rose further compared with the last period. Gains in activity appeared to be stronger among makers of industrial machinery, electronic equipment, and paper products; activity appeared weaker among makers of primary and fabricated metal products. Overall, most firms reported that declining energy prices were having a positive impact on their own production costs and on potential demand via consumer channels; however, some firms reported weaker demand or a weaker outlook for demand from customers serving energy production sectors. Expectations of growth during the next six months remained positive but slipped from historically high levels to levels that are more typical of an expansionary period. The percentage of firms anticipating positive growth dropped to less than 50 percent for the first time in more than a year. Despite that shift, firms reported little change in expectations of future employment and capital expenditures, with about one-third anticipating increases and about one-tenth anticipating decreases. Only 10 percent or fewer of manufacturing contacts expected a decrease in employment, capital expenditures, or general activity.

Aggregate business activity in the Third District continued to grow at a modest pace during the April 15, 2015 Beige Book period. Most of the observed differences in growth stem from year-over-year comparisons with the early 2014 months that were battered by severe winter weather. This was especially true for tourism, new home construction, and existing home sales; all three sectors benefited from a somewhat milder winter this year. In contrast, manufacturers reported only slight growth after a somewhat faster pace during the previous period. Auto dealers, staffing firms, and other general service-sector firms continued to report a moderate pace of growth, as did transportation services. Non-auto retailers continued to report modest growth, while tourism appeared to have regained a strong level of activity similar to last year as snow settled on ski resorts. Residential builders responded with mixed reports that offered some optimism for a better 2015. Overall, brokers noted some slight improvement in activity. The commercial real estate sectors continued to report modest growth for construction and for leasing of existing commercial properties.

Although DNB’s earnings have been impacted by the general economic conditions, the impact has not been as severe as it has been in many parts of the nation, largely due to a relatively healthier economic climate in the Third Federal Reserve District and specifically Chester County. DNB’s franchise spans both Chester and Delaware counties in southeastern Pennsylvania. The majority of loans have been made to businesses and individuals in Chester County and the majority of deposits are from businesses and individuals within the County. According to census data, Chester County’s population has grown at approximately 15%, compared to 13% for the nation and 3% for the Commonwealth of Pennsylvania. The median household income in Chester County is $86,184 and the County ranks 14th nationally in disposable income. The unemployment rate for Chester County stood at 3.4% as of December 2014, compared to a Pennsylvania unemployment rate of 4.8% and a national unemployment rate of 5.4%. Traditionally, the unemployment rate has been the lowest in the surrounding five-county area and it ranks among the lowest unemployment rates in the Commonwealth. Chester County has a civilian labor force of 266,900, with manufacturing jobs representing 23.1% of the workforce and retail shopping comprising 13.8% of the total employment. During the last few years, the County has been able to keep most of its major employers; however some of them have downsized in order to remain competitive. Chester County is home to several Fortune 500 companies. Thirteen Chester County employers have 1,000 employees or more. Of these 13 companies, two companies have more than 5,000 employees.

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

The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Corporation and the Bank under the final rules effective as of January 1, 2015: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions took effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

The final rules set forth certain changes for the calculation of risk-weighted assets, which have been required to utilize since January 1, 2015. The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets. Based on our current capital composition and levels, we believe that we are in compliance with the requirements as set forth in the final rules presently in effect.

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

In management's opinion, the most critical accounting policies and estimates impacting DNB's consolidated financial statements are listed below.  These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates.  Changes in such estimates may have a significant impact on the financial statements.  For a complete discussion of DNB's significant accounting policies, see the notes to the Consolidated Financial Statements included in DNB's 10-K for the year ended December 31, 2014.

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

Management uses significant estimates to determine the allowance for credit losses.  Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB’s control, management’s estimate of the amount necessary to absorb credit losses and actual credit losses could differ.  DNB’s current judgment is that the allowance for credit losses remains appropriate at March 31, 2015.  For a description of DNB’s accounting policies in connection with its allowance for credit losses, see, “Allowance for Credit Losses”, in Management’s Discussion and Analysis.

Realization of deferred income tax items. Estimates of deferred tax assets and deferred tax liabilities make up the asset category titled “net deferred taxes”.  These estimates involve significant judgments and assumptions by management, which may have a material impact on the carrying value of net deferred tax assets for financial reporting purposes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance would be established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available.  For a more detailed description of these items, refer to Note 11 (Federal Income Taxes) to DNB’s consolidated financial statements for the year ended December 31, 2014.

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

FINANCIAL CONDITION

DNB's total assets were $748.4 million at March 31, 2015, compared to $723.3 million at December 31, 2014.  The $25.1 million increase in total assets was primarily attributable to a $15.8 million increase in cash and cash equivalents, an $8.5 million increase in loans and leases before allowance for credit losses, a $1.3 million increase in investment securities,  a $381,000 increase in all other assets, offset by a $284,000 increase in the allowance for credit losses.

Investment Securities. Investment securities, including restricted stock, at March 31, 2015 were $235.7 million, compared to $234.2 million at December 31, 2014. The $1.4 million increase in investment securities and restricted stock was primarily due to $16.3 million in purchases of investment securities and a $1.0 million change in fair value, offset by $15.8 million in sales, principal pay-downs, calls and maturities.

Gross Loans and Leases.  DNB’s loans and leases increased  $8.5 million to $464.1 million at March 31, 2015, compared to $455.6 million at December 31, 2014. Total commercial loans, consumer loans, and residential loans increased $7.1 million,  $884,000 and $545,000, respectively.

Deposits.  Deposits were $627.3 million at March 31, 2015, compared to $605.1 million at December 31, 2014.  Deposits increased $22.2 million or 3.67% during the three-month period ended March 31, 2015.  Core deposits, which are comprised of demand, NOW, money markets and savings accounts, increased by $26.2 million while time deposits decreased by $4.0 million.

Borrowings. Borrowings were $59.8 million at March 31, 2015, compared to $49.0 million at December 31, 2014.  The increase of $10.8 million or 22.11% was primarily due to a $9.8 million increase in subordinated debt and a $1.1 million increase in repurchase agreements. (See Note 7 regarding issuance of $9.8 million subordinated debt.)

Stockholders’ Equity. Stockholders' equity was $56.2 million at March 31, 2015, compared to $63.9 million at December 31, 2014. The decrease in stockholders’ equity was primarily a result of the partial redemption of the SBLF Series 2011A Preferred Stock by $9.8 million and $195,000 of dividends paid on DNB’s common stock and $25,000 of dividends paid on SBLF Series 2011A Preferred Stock. These subtractions to stockholders equity were partially offset by year-to-date earnings of $1.3 million and $684,000 of other comprehensive income. (See Note 11 in this form 10-Q regarding DNB's participation in the Treasury’s SBLF, a $30 billion fund established under the Small Business Jobs Act of 2010.)

RESULTS OF OPERATIONS

SUMMARY

Net income for the three-month period ended March 31, 2015 was $1.3 million compared to $1.0 million for the same period in 2014.  Diluted earnings per share for the three-month period ended March 31, 2015 were $0.43 compared to $0.35 for the same period in 2014.  The $248,000 increase in net income during the most recent three-month period was primarily attributable to a  $213,000 increase in net interest income, a $116,000 increase in non-interest income, and a $75,000 decrease in the provision for credit losses, offset by a $130,000 increase in non-interest expense, and a $26,000 increase in income tax expense

NET INTEREST INCOME

DNB's earnings performance is primarily dependent upon its level of net interest income, which is the excess of interest income over interest expense.  Interest income includes interest earned on loans, investments and federal funds sold and interest-earning cash, as well as loan fees and dividend income earned on investment securities.  Interest expense includes interest on deposits, Federal Home Loan Bank of Pittsburgh ("FHLBP") advances, repurchase agreements, Federal funds purchased, subordinated notes, and other borrowings.

Net interest income for the three-month period ended March 31, 2015 was $5.3 million, compared to $5.2 million for the same period in 2014. Interest income for the three-month period ended March 31, 2015 was $6.0 million compared to $5.8 million for the same period in 2014. Interest expense for the three-month period ended March 31, 2015 was $606,000, compared to $625,000 for the same period in 2014. The composite cost of funds for the three-month period ended March 31, 2015 was 0.37%, compared to 0.43% for the same period in 2014. The net interest margin for the three-month period ended March 31, 2015 was 3.14%, compared to 3.36% for the same period in 2014.

Interest on loans and leases was $4.9 million for the three-month period ended March 31, 2015, compared to $4.8 million for the same period in 2014. The average balance of loans and leases was $460.6 million with an average yield of 4.31% for the first quarter of 2015, compared to $421.5 million with an average yield of 4.60% for the same period in 2014.

Interest and dividends on investment securities was $1.1 million for the three-month period ended March 31, 2015, compared to $986,000 for the same period in 2014. The average balance of investment securities was $232.6 million with a tax equivalent average yield of 2.04% for the first quarter of 2015, compared to $192.7 million with a tax equivalent average yield of 2.33% for the same period in 2014.

Interest on deposits was $282,000 for the three-month period ended March 31, 2015, compared to $378,000 for the same period in 2014. The average balance of deposits was $617.4 million with an average rate of 0.19% for the first quarter of 2015 compared to $554.8 million with an average rate of 0.28% for the same period in 2014.

Interest on borrowings was $324,000 for the three-month period ended March 31, 2015, compared to $247,000 for the same periods in 2014. The average balance of borrowings was $51.0 million with an average rate of 2.57% for the first quarter of 2015 compared to $39.7 million with an average rate of 2.53% for the same period in 2014.

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

There was a $300,000 provision made during the three months ended March 31, 2015, compared to $375,000 for the same period in 2014. DNB’s percentage of allowance for credit losses to total loans and leases was 1.12%  at March 13, 2015 compared to

1.08% and 1.10% at December 31, 2014 and March 31, 2014, respectively. Net charge-offs were $16,000, $847,000, and $248,000 during the three months ended March 31, 2015, year ended December 31, 2014,  and three months ended March 31, 2014,  respectively. The percentage of net charge-offs to total average loans and leases were 0.001%, 0.19%, and 0.06% for those same respective periods. Management believes that the allowance for credit losses is adequate, but continues to monitor it along with other performance metrics including those ratios related to non-performing loans and leases. Management is not aware of any potential problem loans, which were accruing and current at March 31, 2015, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to DNB. Non-performing loans decreased  $44,000 during the three month period ended March 31, 2015.  The ratio of the allowance for credit losses as a percentage of loans and leases was 1.10% at March 31, 2015 and 1.08% at December 31, 2014 and reflects management’s estimate of the level of inherent losses in the portfolio, which has been impacted by a recessionary economy, continued high unemployment, a weakened housing market and deterioration in income-producing properties.

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

As of March 31, 2015, DNB had $7.7 million of non-performing assets, which included $6.8 million of non-performing loans and $908,000 of OREO and other repossessed assets.  This compares to $7.8 million of non-performing assets at December 31, 2014 which included $6.9 million of non-performing or impaired loans and $901,000 of OREO and other repossessed assets. Loans are reviewed for impairment in accordance with FASB ASC 310-10-35. Impaired loans can either be secured or unsecured, not including large groups of smaller balance loans that are collectively evaluated. Impairment is measured by the difference between the loan amount and the present value of the future cash flow discounted at the loan’s effective interest rate. Management measures loans for impairment by using the fair value of collateral for collateral dependent loans. In general, management reduces the amount of the appraisal by the estimated cost of acquisition and disposition of the underlying collateral and compares that adjusted value with DNB’s carrying value. DNB establishes a specific valuation allowance on impaired loans that have a collateral shortfall and/or statement cashflow shortfalls, including estimated costs to sell in comparison to the carrying value of the loan. Of the $9.3 million of impaired loans at March 31, 2015,  $2.0 million had a valuation allowance of $401,000 and $7.3 million had no specific allowance. Of the $9.1 million of impaired loans at December 31, 2014, $850,000 had a valuation allowance of $273,000 and  $8.2 million had no specific allowance. For those impaired loans that management determined that no specific valuation allowance was necessary, management has reviewed the present value of the future cash flows or the appraisal for each loan and determined that there is no shortfall in the collateral. During the quarter ended March 31, 2015,  DNB recognized $17,000 in total charge-offs, $6,000 of which related to impaired loans.  An impaired loan may not represent an expected loss.

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

Analysis of Allowance for Credit Losses

(Dollars in thousands)

	Three Months Ended March 31, 2015	Year Ended December 31, 2014	Three Months Ended March 31, 2014
Beginning balance	$4,906	$4,623	$4,623
Provisions	300	1,130	375
Loans charged off:
Residential mortgage	-	(326)	-
Commercial mortgage	-	(8)	-
Commercial:
Commercial term	(11)	(47)	(7)
Commercial construction	-	(511)	(261)
Lease financing	-	(1)	-
Consumer:
Home equity	-	-	-
Other	(6)	(82)	-
Total charged off	(17)	(975)	(268)
Recoveries:
Residential mortgage	-	5	3
Commercial mortgage	-	-	-
Commercial:
Commercial term	-	3	-
Commercial construction	-	103	10
Lease financing	1	8	1
Consumer:
Home Equity	-	-	-
Other	-	9	6
Total recoveries	1	128	20
Ending balance	5,190	4,906	4,750
Reserve for unfunded loan commitments	$156	$166	$142

The following table sets forth the composition of DNB’s allowance for credit losses for the dates indicated.

Composition of Allowance for Credit Losses

(Dollars in thousands)

	March 31, 2015		December 31, 2014		March 31, 2014
		Percent of		Percent of		Percent of
		Loan Type		Loan Type		Loan Type
		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans
Residential mortgage	$269	6%	$269	6%	$347	6%
Commercial mortgage	2,398	58	2,300	56	2,166	56
Commercial:
Commercial term	705	18	709	18	652	21
Commercial construction	922	6	881	8	806	5
Consumer:
Home equity	224	11	189	11	167	10
Other	66	1	70	1	125	2
Unallocated	606	-	488	-	487	-
Total	$5,190	100%	$4,906	100%	$4,750	100%

Reserve for unfunded loan commitments	$156	-	$166	-	$142	-

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

Non-interest income for the three-month period ended March 31, 2015 was $1.3 million, compared to $1.2 million for the same period in 2014. The $116,000 increase during the three months ended March 31, 2015 was mainly attributable to increases of $231,000 in gains on sales of loans, $41,000 in wealth management, $38,000 in mortgage banking, and $25,000 in other fees. These increases were offset by decreases of $182,000 in gains on sale of investments and $34,000 in service charges on deposits (primarily NSF fees).

NON-INTEREST EXPENSE

Non-interest expense for the three-month period ended March 31, 2015 was $4.8 million, compared to $4.7 million for the same period in 2014.  During the three months ended March 31, 2015, total non-interest expense increased by $130,000.  The increase was primarily due to increases of $141,000 in salary and employee benefits, $14,000 in advertising and marketing, $11,000 in FDIC insurance, $10,000 in professional and consulting, and $9,000 in printing and supplies. The increases were partially offset by decreases of $29,000 in furniture and equipment, $16,000 in occupancy, and $11,000 in other non-interest expenses.

INCOME TAXES

Income tax expense for the three-month period ended March 31, 2015 was $349,000, compared to $323,000  for the same period in 2014. The effective tax rate for the three-month period ended March 31, 2015 was 21.8% compared to 24.3%  for the same period in 2014.  Income tax expense for each period differs from the amount determined at the statutory rate of 34.0% due to tax-exempt income on loans and investment securities, DNB's ownership of BOLI policies, and tax credits recognized on a low-income housing limited partnership.

ASSET QUALITY

Non-performing assets totaled $7.7 million at March 31, 2015 compared to $7.8 million at December 31, 2014 and $6.4 million at March 31, 2014. The non-performing loans to total loans ratio was 1.47% at March 31, 2015,  1.50% at December 31, 2014 and 1.26% at March 31, 2014. The non-performing assets to total assets ratio was 1.03% at March 31, 2015, 1.07% at December 31, 2014, and 1.26% at March 31, 2014. The allowance to non-performing loans and leases ratio was 76.2% at March 31, 2015, 71.6% at December 31, 2014 and 87.6% at March 31, 2014. DNB continues to work diligently to improve asset quality by adhering to strict underwriting standards and improving lending policies and procedures. Non-performing assets have, and will continue to have, an impact on earnings; therefore management intends to continue working aggressively to reduce the level of such assets.

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

DNB’s Credit Policy Committee monitors the performance of the loan and lease portfolio to identify potential problem assets on a timely basis. Committee members meet to design, implement and review asset recovery strategies, which serve to maximize the recovery of each troubled asset. As of March 31, 2015,  DNB had $22.8 million of substandard loans. Of the $22.8 million, $16.0 million are performing and are believed to require increased supervision and review; and may, depending on the economic environment and other factors, become non-performing assets in future periods. The amount of performing substandard loans at

December 31, 2014 was $16.0 million. The majority of the loans are secured by commercial real estate, with lesser amounts being secured by residential real estate, inventory and receivables.

The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, and (iii) OREO as a result of foreclosure or voluntary transfer to DNB as well as other repossessed assets. In addition, the table sets forth DNB's asset quality and allowance coverage ratios at the dates indicated:

Non-Performing Assets

(Dollars in thousands)

	March 31, 2015	December 31, 2014	March 31, 2014
Non-accrual loans:
Residential mortgage	$2,446	$2,458	$2,245
Commercial mortgage	1,262	1,294	244
Commercial:
Commercial term	196	198	-
Commercial construction	2,043	2,043	2,293
Consumer:
Home equity	429	432	386
Other	194	94	154
Total non-accrual loans	6,570	6,519	5,322
Loans 90 days past due and still accruing	239	334	100
Total non-performing loans	6,809	6,853	5,422
Other real estate owned & other repossessed property	908	901	957
Total non-performing assets	$7,717	$7,754	$6,379
Asset quality ratios:
Non-performing loans to total loans	1.47%	1.50%	1.26%
Non-performing assets to total assets	1.03	1.07	0.94
Allowance for credit losses to:
Total loans and leases	1.12	1.08	1.10
Non-performing loans and leases	76.2	71.6	87.6

Included in the loan and lease portfolio are loans for which DNB has ceased the accrual of interest.  If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2015	2014	2014
Interest income which would have been
recorded under original terms	$135	$499	$125
Interest income recorded during the period	27	97	1
Net impact on interest income	$108	$402	$124

As of March 31, 2015, DNB had one commercial mortgage classified as a TDR totaling $2,234,000, compared to one commercial mortgage classified as a TDR totaling $2,246,000 (the same loan) at December 31, 2014, and one commercial mortgage classified as a TDR totaling $2,272,000 (the same loan) at March 31, 2014.  The rate on this loan was modified and the terms of the loans were changed to interest only while the project was being built out.  The loan commenced normal principal and interest payments in June 2014.  The loan was extended and there was no reduction of principal.  The balance of the loan prior to modification was $2,272,000 and the balance after the modification was $2,272,000.  During the three months ended March 31, 2015, there were no defaults on any terms of this loan.

As of March 31, 2015, DNB had one consumer home equity loan classified as a TDR totaling $102,000, compared one consumer home equity loan classified as a TDR totaling $102,000 (the same loan) at December 31, 2014, and no such loans at March 31, 2014.  The monthly payment on this loan was reduced for 36 months and the borrower will resume making contractual payments at the end of this period. The loan was extended and there was no reduction of principal.  This loan was classified a TDR in June of 2014. The balance of the loan prior to modification was $102,000 and the balance after the modification was $102,000.  During the three months ended March 31, 2015, there were no defaults on any terms of this loan.

Impaired loans are measured for impairment using the fair value of the collateral for collateral dependent loans.  Information regarding impaired loans is presented as follows:

	At and For the	At and For the	At and For the
	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2015	2014	2014
Total recorded investment	$9,261	$9,056	$7,754
Impaired loans with a specific allowance	1,960	850	2,238
Impaired loans without a specific allowance	7,301	8,206	5,516
Average recorded investment	9,159	8,064	7,808
Specific allowance allocation	401	273	401
Total principal and interest collected	92	478	89
Interest income recorded	27	97	1

LIQUIDITY AND CAPITAL RESOURCES

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes.  DNB’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding.  As part of its liquidity management, DNB maintains assets that comprise its primary liquidity, which totaled $95.1 million at March 31, 2015 compared to $71.9 million at December 31, 2014.  Primary liquidity includes investments, Federal funds sold and cash and due from banks, less pledged securities.  DNB also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.

 In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs.  Through these relationships, DNB had available credit of approximately $288.0 million at March 31, 2015.  As a member of the FHLB, we are eligible to borrow up to a specific credit limit which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of March 31, 2015, our Maximum Borrowing Capacity with the FHLB was $250.0 million. At March 31, 2015, DNB had borrowed $20.0 million and the FHLB had issued letters of credit, on DNB's behalf, totaling $30.0 million against its available credit lines. At March 31, 2015, we also had available $38.0 million of unsecured federal funds lines of credit with other financial institutions as well as $19.8 million of available short or long term funding through the Certificate of Deposit Account Registry Service (CDARS) program. Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

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

At March 31, 2015, DNB had $100.6 million in un-funded loan commitments. Management anticipates these commitments will be funded by means of normal cash flows. Certificates of deposit greater than or equal to $100,000 scheduled to mature in one year or less from March 31, 2015 totaled $37.0 million.  Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in cash and cash equivalents or by pay-downs and maturities of loans and investments.

The Corporation and the Bank have each met the definition of “well capitalized” for regulatory purposes on March 31, 2015.  The Bank’s capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of the Corporation’s or the Bank’s overall financial condition or prospects. The Corporation’s capital exceeds the FRB’s minimum leverage ratio requirements for bank holding companies (see additional discussion included in Note 16 of DNB’s December 31, 2014 Form 10-K).

Under federal banking laws and regulations, DNB and the Bank are required to maintain minimum capital as determined by certain regulatory ratios. Capital adequacy for regulatory purposes, and the capital category assigned to an institution by its regulators, may be determinative of an institution’s overall financial condition.

The following table summarizes data and ratios pertaining to the Corporation and the Bank's capital structure.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation
March 31, 2015
Total risk-based capital	$81,147	15.5%	$41,854	8.0%	N/A	N/A
Tier 1 risk-based capital	66,051	12.6	31,390	6.0	N/A	N/A
Tier 1 (leverage) capital	66,051	9.0	29,437	4.0	N/A	N/A
December 31, 2014
Total risk-based capital	$79,491	15.9%	$39,951	8.0%	N/A	N/A
Tier 1 risk-based capital	74,419	14.9	19,975	4.0	N/A	N/A
Tier 1 (leverage) capital	74,419	10.6	28,215	4.0	N/A	N/A
DNB First, N.A.
March 31, 2015
Total risk-based capital	$80,352	15.4%	$41,819	8.0%	$52,274	10.0%
Tier 1 risk-based capital	75,006	14.4	31,364	6.0	41,819	8.0
Tier 1 (leverage) capital	75,006	10.2	29,415	4.0	36,768	5.0
December 31, 2014
Total risk-based capital	$79,510	15.9%	$39,919	8.0%	$49,898	10.0%
Tier 1 risk-based capital	74,438	14.9	19,959	4.0	29,939	6.0
Tier 1 (leverage) capital	74,438	10.6	28,198	4.0	35,247	5.0

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes an Economic Value of Equity ("EVE") model.  The EVE model measures the potential price risk of equity to changes in interest rates and factors in the optionality included on the balance sheet.  EVE analysis is used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points.  The EVE is likely to be different if rates change.  Results falling outside prescribed ranges may require action by management.  At March 31, 2015 and December 31, 2014, DNB's variance in the EVE as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the following table. The change as a percentage of the present value of equity with a 200 basis point increase was within DNB's negative 25% guideline at March 31, 2015 and December 31, 2014.

(Dollars in thousands)	March 31, 2015			December 31, 2014
Change in rates	Flat	-200bp	+200bp	Flat	-200bp	+200bp
EVE	$71,361	$60,748	$60,206	$72,548	$68,218	$58,656
Change		(10,613)	(11,155)		(4,330)	(13,892)
Change as % of assets		(1.4%)	(1.5%)		(0.6%)	(1.9%)
Change as % of PV equity		(14.9%)	(15.6%)		(6.0%)	(19.1%)

ITEM 4- CONTROLS AND PROCEDURES

DNB’s Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2015, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, Management has concluded that DNB’s current disclosure controls and procedures are effective.

Management of DNB is responsible for establishing and maintaining adequate internal control over financial reporting for DNB, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  There was no change in DNB’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, DNB’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Neither DNB nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material legal proceedings other than ordinary routine litigation incident to their businesses.

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended March 31, 2015. The following table provides information on repurchases by DNB of its common stock in each month of the quarter ended March 31, 2015:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	Per Share	or Programs	Programs (a)

January 1, 2015 – January 31, 2015	-	$-	-	$63,016

February 1, 2015 – February 28, 2015	-	-	-	$63,016

March 1, 2015 – March 31, 2015	-	-	-	$63,016

Total	-	$-	-	$63,016

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

overmber
DNB FINANCIAL CORPORATION

May 11, 2015	BY:	/s/ William S. Latoff
William S. Latoff, Chairman of the Board and Chief Executive Officer

May 11, 2015	BY:	/s/ Gerald F. Sopp
Gerald F. Sopp, Chief Financial Officer and Executive Vice President

Exhibit Number	Exhibit Index Description
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