Form 10-Q
period 2015-06-30
DNB FINANCIAL CORP /PA/
filed 2015-08-10
CIK 713671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: June 30, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 Par Value) (Class)	2,806,549 (Shares Outstanding as of August 10, 2015)

DNB FINANCIAL CORPORATION AND SUBSIDIARY

INDEX

	PART I - FINANCIAL INFORMATION	PAGE NO

ITEM 1.	FINANCIAL STATEMENTS (Unaudited):

	CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	June 30, 2015 and December 31, 2014	3

	CONSOLIDATED STATEMENTS OF INCOME
	Three and Six-Months Ended June 30, 2015 and 2014	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three and Six-Months Ended June 30, 2015 and 2014	5

	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	6
	Six Months Ended June 30, 2015 and 2014

	CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30, 2015 and 2014	7

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	30

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	47

ITEM 4.	CONTROLS AND PROCEDURES	48

	PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	48

ITEM 1A.	RISK FACTORS	48

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	48

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	48

ITEM 4.	MINE SAFETY DISCLOSURES	48

ITEM 5.	OTHER INFORMATION	48

ITEM 6.	EXHIBITS	49

SIGNATURES		50

EXHIBIT INDEX

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

DNB Financial Corporation and Subsidiary

Consolidated Statements of Financial Condition (Unaudited)

	June 30,	December 31,
(Dollars in thousands, except share and per share data)	2015	2014
Assets
Cash and due from banks	$27,493	$12,504
Federal Funds Sold	-	-
Cash and cash equivalents	27,493	12,504
Available-for-sale investment securities at fair value (amortized cost of $167,267 and $172,867)	166,485	172,202
Held-to-maturity investment securities (fair value of $65,374 and $60,099)	65,227	59,454
Total investment securities	231,712	231,656
Loans held for sale	-	617
Loans and leases	472,335	455,603
Allowance for credit losses	(5,108)	(4,906)
Net loans and leases	467,227	450,697
Restricted stock	2,864	2,587
Office property and equipment, net	6,629	7,668
Accrued interest receivable	2,388	2,253
Other real estate owned & other repossessed property	2,002	901
Bank owned life insurance (BOLI)	9,209	9,098
Core deposit intangible	74	82
Net deferred taxes	3,909	3,446
Other assets	2,436	1,821
Total assets	$755,943	$723,330
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$122,642	$102,107
Interest-bearing deposits:
NOW	209,606	205,816
Money market	145,283	143,483
Savings	73,461	66,634
Time	56,729	76,805
Brokered deposits	18,655	10,238
Total deposits	626,376	605,083
Federal Home Loan Bank of Pittsburgh (FHLBP) advances	20,000	20,000
Repurchase agreements	28,211	19,221
Junior subordinated debentures	9,279	9,279
Subordinated debt	9,750	-
Other borrowings	485	505
Total borrowings	67,725	49,005
Accrued interest payable	355	351
Other liabilities	4,863	4,983
Total liabilities	699,319	659,422
Stockholders’ Equity
Preferred stock, $10.00 par value;
1,000,000 shares authorized; $1,000 liquidation preference per share; 3,250 and 13,000 issued, respectively	3,250	13,000
Common stock, $1.00 par value;
10,000,000 shares authorized; 2,919,126 and 2,903,610 issued, respectively; 2,802,902 and 2,778,724 outstanding, respectively	2,956	2,931
Treasury stock, at cost; 116,224 and 124,886 shares, respectively	(2,143)	(2,301)
Surplus	35,041	34,745
Retained earnings	19,194	17,132
Accumulated other comprehensive loss	(1,674)	(1,599)
Total stockholders’ equity	56,624	63,908
Total liabilities and stockholders’ equity	$755,943	$723,330

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
Interest Income:
Interest and fees on loans and leases	$5,011	$4,857	$9,923	$9,662
Interest and dividends on investment securities:
Taxable	759	739	1,494	1,449
Exempt from federal taxes	346	275	688	551
Interest on cash and cash equivalents	15	6	22	17
Total interest and dividend income	6,131	5,877	12,127	11,679
Interest Expense:
Interest on NOW, money market and savings	153	132	302	287
Interest on time deposits	98	194	207	417
Interest in brokered deposits	26	5	50	5
Interest on FHLB advances	197	149	391	295
Interest on repurchase agreements	10	9	19	19
Interest on junior subordinated debentures	73	73	147	146
Interest on subordinated debt	104	-	134	-
Interest on other borrowings	17	19	34	37
Total interest expense	678	581	1,284	1,206
Net interest income	5,453	5,296	10,843	10,473
Provision for credit losses	415	255	715	630
Net interest income after provision for credit losses	5,038	5,041	10,128	9,843
Non-interest Income:
Service charges	272	302	568	632
Wealth management	422	325	774	636
Mortgage banking	51	-	89	-
Increase in cash surrender value of BOLI	56	57	111	115
Gain on sale of investment securities, net	11	102	64	337
Gain on sale of loans	185	-	416	-
Other fees	341	328	651	613
Total non-interest income	1,338	1,114	2,673	2,333
Non-interest Expense:
Salaries and employee benefits	2,638	2,472	5,282	4,975
Furniture and equipment	303	332	605	663
Occupancy	466	521	1,069	1,140
Professional and consulting	261	306	589	624
Advertising and marketing	170	196	339	351
Printing and supplies	39	48	87	87
FDIC insurance	124	120	247	232
PA shares tax	151	150	301	300
Telecommunications	60	63	121	120
Postage	22	22	45	42
Loss on sale or write down of OREO, net	-	1	-	7
Other expenses	490	443	863	827
Total non-interest expense	4,724	4,674	9,548	9,368
Income before income tax expense	1,652	1,481	3,253	2,808
Income tax expense	417	361	766	684
Net income	$1,235	$1,120	$2,487	$2,124
Preferred stock dividends and accretion of discount	8	33	34	70
Net income available to Common Shareholders	$1,227	$1,087	$2,453	$2,054
Earnings per common share:
Basic	$0.44	$0.39	$0.88	$0.74
Diluted	$0.43	$0.38	$0.86	$0.73
Cash dividends per common share	$0.07	$0.07	$0.14	$0.14
Weighted average common shares outstanding:
Basic	2,802,292	2,763,079	2,794,283	2,760,658
Diluted	2,847,638	2,809,851	2,840,380	2,806,164

See accompanying notes to unaudited consolidated financial statements

DNB Financial Corporation and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Net income	$1,235	$1,120	$2,487	$2,124
Other Comprehensive (Loss) Income:
Unrealized holding gains arising during the period
Before tax amount	(1,140)	882	(53)	2,024
Tax effect	388	(300)	18	(688)
Net of tax	(752)	582	(35)	1,336
Accretion of discount on AFS to HTM reclassification(1)
Before tax amount	1	2	4	4
Tax effect(2)	-	(1)	(1)	(2)
Net of tax	1	1	3	2
Less reclassification for gains included in net income
Before tax amount	(11)	(102)	(64)	(337)
Tax effect(2)	3	35	21	115
Net of tax	(8)	(67)	(43)	(222)
Total other comprehensive (loss) income	(759)	516	(75)	1,116
Total comprehensive income	$476	$1,636	$2,412	$3,240
(1) Amounts are included in interest and dividends on investment securities in the consolidated statements of income.
(2) Amounts are included in income tax expense (benefit) in the consolidated statements of income.

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corportation and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

						Accumulated
						Other
	Preferred	Common	Treasury		Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at January 1, 2015	$13,000	$2,931	$(2,301)	$34,745	$17,132	$(1,599)	$63,908
Net income for six months ended June 30, 2015	-	-	-	-	2,487	-	2,487
Other comprehensive loss	-	-	-	-	-	(75)	(75)
Redemption of preferred stock (9,750 shares)	(9,750)	-	-	-	-	-	(9,750)
Restricted stock compensation expense	-	9	-	156	-	-	165
Exercise of stock options (95,834 shares)	-	16	-	247	-	-	263
Taxes on exercise of stock options	-	-	-	(152)	-	-	(152)
Cash dividends - common ($0.14 per share)	-	-	-	-	(391)	-	(391)
Cash dividends SBLF preferred	-	-	-	-	(34)	-	(34)
Sale of treasury shares to 401(k) (5,855 shares)	-	-	107	31	-	-	138
Sale of treasury shares to deferred comp. plan (2,807 shares)	-	-	51	14	-	-	65
Balance at June 30, 2015	$3,250	$2,956	$(2,143)	$35,041	$19,194	$(1,674)	$56,624

						Accumulated
						Other
	Preferred	Common	Treasury		Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at January 1, 2014	$12,995	$2,910	$(2,629)	$34,441	$13,239	$(2,373)	$58,583
Net income for six months ended June 30, 2014	-	-	-	-	2,124	-	2,124
Other comprehensive income	-	-	-	-	-	1,116	1,116
SBLF issuance costs accretion	5	-	-	-	(5)	-	-
Restricted stock compensation expense	-	7	-	98	-	-	105
Exercise of stock options (500 shares)	-	-	-	4	-	-	4
Stock option compensation expense	-	-	-	30	-	-	30
Cash dividends - common ($0.14 per share)	-	-	-	-	(387)	-	(387)
Cash dividends SBLF preferred	-	-	-	-	(65)	-	(65)
Sale of treasury shares to 401(k) (6,091 shares)	-	-	112	13	-	-	125
Sale of treasury shares to deferred comp. plan (3,077 shares)	-	-	56	6	-	-	62
Balance at June 30, 2014	$13,000	$2,917	$(2,461)	$34,592	$14,906	$(1,257)	$61,697

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2015	2014
Cash Flows From Operating Activities:
Net income	$2,487	$2,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	931	916
Provision for credit losses	715	630
Stock based compensation	165	135
Net gain on sale of securities	(64)	(337)
Net loss on sale and write down of OREO and other repossessed property	-	7
Earnings from investment in BOLI	(111)	(115)
Deferred tax benefit	(424)	(87)
Proceeds from sales of loans originated for sale	12,049	-
Loans originated for sale	(10,927)	-
Gain on sale of loans	(505)	-
Write off of property and equipment	731	-
Taxes on exercise of stock options	(152)	-
(Increase) decrease in accrued interest receivable	(135)	49
(Increase) decrease in other assets	(614)	976
Increase (decrease) in accrued interest payable	4	(21)
Decrease in other liabilities	(120)	(293)
Net Cash Provided By Operating Activities	4,030	3,984
Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Sales	9,731	26,884
Maturities, repayments and calls	15,844	15,690
Purchases	(20,478)	(51,146)
Activity in held-to-maturity securities:
Sales	-	1,228
Maturities, repayments and calls	1,006	1,119
Purchases	(6,709)	-
Net (increase) decrease in restricted stock	(277)	83
Net increase in loans and leases	(18,346)	(24,076)
Net purchases of property and equipment, less proceeds from disposals	(116)	(212)
Proceeds from sale of OREO and other repossessed property	-	186
Net Cash Used in Investing Activities	(19,345)	(30,244)
Cash Flows From Financing Activities:
Net increase in deposits	21,293	16,822
Net increase in repurchase agreements	8,990	4,085
Proceeds from issuance of subordinated debt	9,750	-
Repayment of other borrowings	(20)	(18)
Dividends paid	(425)	(452)
Proceeds from the exercise of stock options	263	4
Redemption of preferred stock	(9,750)	-
Sale of treasury stock	203	187
Net Cash Provided by Financing Activities	30,304	20,628
Net Change in Cash and Cash Equivalents	14,989	(5,632)
Cash and Cash Equivalents at Beginning of Period	12,504	34,060
Cash and Cash Equivalents at End of Period	$27,493	$28,428
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,280	$1,227
Income taxes	1,427	392
Supplemental Disclosure of Non-cash Flow Information:
Transfers from loans and leases to real estate owned and other repossessed property	1,101	42

See accompanying notes to unaudited consolidated financial statements.

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, DNB First, National Association (the "Bank") have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior amounts not affecting net income are reclassified when necessary to conform to current period classifications. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results which may be expected for the entire year.  The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2014.

Subsequent Events-- Management has evaluated events and transactions occurring subsequent to June 30, 2015 for items that should potentially be recognized or disclosed in these Consolidated Financial Statements. The evaluation was conducted through the date these financial statements were issued.

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

In June 2014, ASU No. 2014-11 amended ASC Topic 860, “Transfers and Servicing” to address concerns that current accounting guidance distinguishes between repurchase agreements that settle at the same time as the maturity of the transferred financial asset and those that settle any time before maturity. The update changed the accounting for repurchase-to-maturity transactions to secured borrowing accounting and, for repurchase financing arrangements, separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which resulted in secured borrowing accounting for the repurchase agreement. The adoption of this ASU did not have a material effect on the Company’s operating results or financial conditionsignificant impact on our operations or financial statement disclosures.

NOTE 2: INVESTMENT SECURITIES

The amortized cost and fair values of investment securities, as of the dates indicated, are summarized as follows:

	June 30, 2015
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$7,851	$347	$-	$8,198
Government Sponsored Entities (GSE) mortgage-backed securities	3,142	115	-	3,257
Corporate bonds	10,587	320	(15)	10,892
Collateralized mortgage obligations GSE	3,070	18	(12)	3,076
State and municipal tax-exempt	40,577	314	(940)	39,951
Total	$65,227	$1,114	$(967)	$65,374

Available For Sale
US Government agency obligations	$60,891	$95	$(48)	$60,938
GSE mortgage-backed securities	54,249	77	(185)	54,141
Collateralized mortgage obligations GSE	18,162	18	(421)	17,759
Corporate bonds	20,426	9	(213)	20,222
State and municipal tax-exempt	13,512	-	(105)	13,407
Equity securities	27	2	(11)	18
Total	$167,267	$201	$(983)	$166,485

	December 31, 2014
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$7,730	$343	$-	$8,073
Government Sponsored Entities (GSE) mortgage-backed securities	3,579	133	-	3,712
Corporate bonds	3,951	324	-	4,275
Collateralized mortgage obligations GSE	3,605	3	(29)	3,579
State and municipal tax-exempt	40,589	418	(547)	40,460
Total	$59,454	$1,221	$(576)	$60,099

Available For Sale
US Government agency obligations	$61,547	$4	$(197)	$61,354
GSE mortgage-backed securities	66,669	189	(135)	66,723
Collateralized mortgage obligations GSE	20,499	8	(496)	20,011
Corporate bonds	13,208	-	(106)	13,102
State and municipal tax-exempt	10,917	87	(10)	10,994
Equity securities	27	2	(11)	18
Total	$172,867	$290	$(955)	$172,202

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The following table details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at June 30, 2015 and December 31, 2014.

	June 30, 2015
			Fair Value	Unrealized	Fair Value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
Corporate bonds	$4,191	$(15)	$4,191	$(15)	$-	$-
Collateralized mortgage obligations GSE	1,752	(12)	464	(1)	1,288	(11)
State and Municipal tax-exempt	20,804	(940)	10,899	(254)	9,905	(686)
Total	$26,747	$(967)	$15,554	$(270)	$11,193	$(697)
Available For Sale
US Government agency obligations	$9,361	$(48)	$9,361	$(48)	$-	$-
GSE mortgage-backed securities	42,382	(185)	37,721	(104)	4,661	(81)
Collateralized mortgage obligations GSE	13,979	(421)	1,766	(18)	12,213	(403)
Corporate bonds	16,191	(213)	10,264	(141)	5,927	(72)
State and Municipal tax-exempt	13,407	(105)	13,407	(105)	-	-
Equity securities	12	(11)	-	-	12	(11)
Total	$95,332	$(983)	$72,519	$(416)	$22,813	$(567)

	December 31, 2014
			Fair Value	Unrealized	Fair Value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
Collateralized mortgage obligations GSE	$3,043	$(29)	$3,043	$(29)	$-	$-
State and municipal tax-exempt	19,054	(547)	2,138	(7)	16,916	(540)
Total	$22,097	$(576)	$5,181	$(36)	$16,916	$(540)
Available For Sale
US Government agency obligations	$56,342	$(197)	$49,222	$(97)	$7,120	$(100)
GSE mortgage-backed securities	22,157	(135)	14,996	(38)	7,161	(97)
Collateralized mortgage obligations GSE	18,133	(496)	3,669	(5)	14,464	(491)
Corporate bonds	13,102	(106)	9,531	(31)	3,571	(75)
State and municipal tax-exempt	2,967	(10)	2,360	(9)	607	(1)
Equity securities	12	(11)	-	-	12	(11)
Total	$112,713	$(955)	$79,778	$(180)	$32,935	$(775)

As of June 30, 2015, there were nineteen mortgage-backed securities, twelve corporate bonds, four U.S. agency obligations, sixteen collateralized mortgage obligations, fourty-two tax-exempt municipalities, and five equity securities which were in an unrealized loss position. DNB does not intend to sell these securities and management of DNB does not expect to be required to sell any of these securities prior to a recovery of its cost basis. Management has reviewed all of these securities and believes that DNB will collect all principal and interest that is due on debt securities on a timely basis.  Management does not believe any individual unrealized loss as of June 30, 2015 represents an other-than-temporary impairment (OTTI). DNB reviews its investment portfolio on a quarterly basis judging each investment for OTTI. The OTTI analysis focuses on condition of the issuers as well as duration and severity of impairment in determining OTTI. As of June 30, 2015, the following securities were reviewed:

Collateralized mortgage obligations GSE  There are sixteen impaired securities classified as collateralized mortgage obligations, fourteen of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 5.16% of its book value. All of these securities were issued and insured by FNMA, FHLMC or GNMA. DNB receives monthly principal and interest payments on all of these securities on a timely basis and none of these agencies has ever defaulted on mortgage-backed principal or interest. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from June 30, 2015 levels. Management concluded that these securities were not other-than-temporarily impaired at June 30, 2015.

State and municipal tax-exempt There are fourty-two impaired securities in this category, which are comprised of intermediate to long-term municipal bonds, fourteen of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 9.55% of its book value. All of the issues carry an “A+” or better underlying credit rating and/or have strong underlying fundamentals; included but not limited to annual financial reports, geographic location, population and debt ratios. In certain cases, options for calls reduce the effective duration and in turn, future market value fluctuations. All issues are performing and are expected to continue to perform in accordance with their respective contractual terms and conditions. There have not been disruptions of any payments, associated with any of these municipal securities. These bonds are investment grade and the value decline is related to the changes in interest rates. Of the fourty-two municipal securities, there are twenty-four insured school districts, thirteen uninsured school districts, two insured townships and three uninsured townships, all of which have strong underlying ratings. Management concluded that these securities were not other-than-temporarily impaired at June 30, 2015.

US Government agency obligations  There are four impaired securities classified as agencies, none of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 0.74% of its book value. All of these securities were issued and insured by FHLB, FNMA, or FHLMC. DNB has received timely interest payments on all of these securities and none of these agencies has ever defaulted on their bonds. DNB anticipates a recovery in the market value as the securities approach their maturity dates. Management concluded that these securities were not other-than-temporarily impaired at June 30, 2015.

GSE mortgage-backed securities  There are nineteen impaired bonds classified as GSE mortgage-backed securities, three of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 1.84% of its book value. All of these securities were issued and insured by FNMA, FHLMC, or GNMA. DNB receives monthly principal and interest payments on all of these securities on a timely basis and none of these agencies has ever defaulted on principal or interest. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from June 30, 2015 levels. Management concluded that these securities were not other-than-temporarily impaired at June 30, 2015.

Corporate Securities There were twelve impaired bonds classified as corporate bonds, three of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 2.24% of its book value. The bonds are investment grade and the value decline is related to the changes in interest rates that occurred since the time of purchase and subsequent changes in spreads affecting the market prices. All of the issues carry an "BBB" or better underlying credit support and were evaluated on the basis on their underlying fundamentals; included but not limited to annual financial reports, rating agency reports, capital strength and debt ratios. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from June 30, 2105 levels. Management concluded that these securities were not other-than-temporarily impaired at June 30, 2015.

Equity securities.  DNB’s investment in five marketable equity securities consists primarily of securities in common stock of community banks in Pennsylvania, all of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 79.96%. The severity and duration of the impairment are driven by higher collateral losses, wider credit spreads, and changes in interest rates within the financial services sector. DNB evaluated the prospects of all issuers in relation to the severity and duration of the impairment. These securities have been adversely impacted by the effects of the current economic environment on the financial services industry. We evaluated each of the underlying banks for credit impairment based on its financial condition and performance. Based on our evaluation and expectation that these investments will recover within a reasonable period of time, management does not consider these investments to be other-than-temporarily impaired at June 30, 2015.

The amortized cost and fair value of investment securities as of June 30, 2015, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid without penalties.

	Held to Maturity		Available for Sale
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$-	$-	$4,102	$4,102
Due after one year through five years	13,482	13,830	77,725	77,608
Due after five years through ten years	29,327	29,432	51,307	51,241
Due after ten years	22,418	22,112	34,106	33,516
No stated maturity	-	-	27	18
Total investment securities	$65,227	$65,374	$167,267	$166,485

The gross principal value of investments securites sold as of the dates indicated are shown below. The HTM securities that were sold during the six months ended June 30, 2014 were permissible because DNB collected greater than 85% of the original recorded investment on the HTM securities prior to the sale.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Available for sale securities sold	$5,805	$11,653	$9,731	$26,884
Held to maturity securities sold	-	-	-	1,228
Total sold securities	$5,805	$11,653	$9,731	$28,112

Gains and losses resulting from investment sales, redemptions or calls were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Gross realized gains-AFS	$11	$102	$64	$294
Gross realized gains-HTM	-	-	-	68
Gross realized losses-AFS	-	-	-	(25)
Net realized gain	$11	$102	$64	$337

At June 30, 2015 and December 31, 2014, investment securities with a carrying value of approximately $169.6 million and $174.9 million, respectively, were pledged to secure public funds, repurchase agreements and for other purposes as required by law.

NOTE 3: LOANS

The following table sets forth information concerning the composition of total loans and leases outstanding, as of the dates indicated.

(Dollars in thousands)	June 30, 2015	December 31, 2014
Residential mortgage	$26,293	$25,993
Commercial mortgage	287,983	257,310
Commercial:
Commercial term	79,563	80,819
Commercial construction	22,599	35,534
Consumer:
Home equity	50,389	50,192
Other	5,508	5,755
Total loans and leases	$472,335	$455,603
Less allowance for credit losses	(5,108)	(4,906)
Net loans and leases	$467,227	$450,697

Information concerning non-accrual loans are shown in the following tables:

			Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
(Dollars in thousands)	December 31, 2014	June 30, 2015	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income
Non-accrual loans:
Residential mortgage	$2,458	$1,671	$24	$-	$24	$40	$-	$40
Commercial mortgage	1,294	1,251	22	-	22	43	-	43
Commercial:
Commercial term	198	193	3	-	3	5	-	5
Commercial construction	2,043	749	86	-	86	170	-	170
Consumer:
Home equity	432	431	5	-	5	12	-	12
Other	94	169	3	-	3	8	-	8
Total non-accrual loans	$6,519	$4,464	$143	$-	$143	$278	$-	$278
Loans 90 days past due and accruing	334	168	-	-	-	5	5	-
Total non-performing loans	$6,853	$4,632	$143	$-	$143	$283	$5	$278

		Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
(Dollars in thousands)	June 30, 2014	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income
Non-accrual loans:
Residential mortgage	$1,734	$8	$-	$8	$24	$-	$24
Commercial mortgage	192	4	-	4	9	-	9
Commercial:
Commercial term	-	-	-	-	-	-	-
Commercial construction	2,293	86	-	86	180	-	180
Consumer:
Home equity	346	7	2	5	14	3	11
Other	99	2	-	2	5	-	5
Total non-accrual loans	$4,664	$107	$2	$105	$232	$3	$229
Loans 90 days past due and accruing	501	4	4	-	7	7	-
Total non-performing loans	$5,165	$111	$6	$105	$239	$10	$229

NOTE 4: ALLOWANCE FOR CREDIT LOSSES

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a scheduled payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of June 30, 2015 and December 31, 2014.

Age Analysis of Past Due Loans Receivable

June 30, 2015
							Loans
							Receivable
	30-59	60-89	Greater			Total	> 90
	Days Past	Days Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivable	Accruing
Residential mortgage	$1,248	$615	$1,763	$3,626	$22,667	$26,293	$168
Commercial mortgage	182	-	339	521	287,462	287,983	-
Commercial:
Commercial term	-	-	-	-	79,563	79,563	-
Commercial construction	-	-	749	749	21,850	22,599	-
Consumer:
Home equity	39	-	322	361	50,028	50,389	-
Other	40	-	169	209	5,299	5,508	-
Total	$1,509	$615	$3,342	$5,466	$466,869	$472,335	$168

December 31, 2014
							Loans
							Receivable
	30-59	60-89	Greater			Total	> 90
	Days Past	Days Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivable	Accruing
Residential mortgage	$1,005	$302	$2,648	$3,955	$22,038	$25,993	$191
Commercial mortgage	48	187	236	471	256,839	257,310	-
Commercial:
Commercial term	-	-	-	-	80,819	80,819	-
Commercial construction	-	-	2,043	2,043	33,491	35,534	-
Consumer:
Home equity	58	214	386	658	49,534	50,192	119
Other	71	70	119	260	5,495	5,755	24
Total	$1,182	$773	$5,432	$7,387	$448,216	$455,603	$334

The following tables summarize information in regards to impaired loans by loan portfolio class as of and for the three and six months ended June 30, 2015 and 2014 and as of December 31, 2014.

Impaired Loans

	June 30, 2015			December 31, 2014
	Recorded	Unpaid	Related	Recorded	Unpaid	Related
	Investment	Principal	Allowance	Investment	Principal	Allowance
(Dollars in thousands)		Balance			Balance
With no related allowance recorded:
Residential mortgage	$1,671	$2,403	$-	$2,457	$3,270	$-
Commercial mortgage	3,362	3,495	-	3,400	3,501	-
Commercial construction	250	2,031	-	1,706	4,822	-
Consumer:
Home equity	547	561	-	549	564	-
Other	169	177	-	94	102	-
Total	$5,999	$8,667	$-	$8,206	$12,259	$-
With allowance recorded:
Commercial mortgage	202	202	106	200	200	104
Commercial:
Commercial term	200	207	114	200	202	119
Commercial construction	612	2,945	97	450	2,031	50
Total	$1,014	$3,354	$317	$850	$2,433	$273
Total:
Residential mortgage	1,671	2,403	-	2,457	3,270	-
Commercial mortgage	3,564	3,697	106	3,600	3,701	104
Commercial:
Commercial term	200	207	114	200	202	119
Commercial construction	862	4,976	97	2,156	6,853	50
Consumer:
Home equity	547	561	-	549	564	-
Other	169	177	-	94	102	-
Total	$7,013	$12,021	$317	$9,056	$14,692	$273

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Residential mortgage	$1,927	$-	$1,614	$-	$2,103	$-	$1,826	$-
Commercial mortgage	3,367	29	2,508	-	3,378	57	2,506	-
Commercial construction	672	-	1,094	-	1,017	-	896	-
Consumer:
Home equity	503	1	428	2	518	2	430	3
Other	182	-	22	-	152	-	40	-
Total	$6,651	$30	$5,666	$2	$7,168	$59	$5,698	$3
With allowance recorded:
Residential mortgage	204	-	377	-	136	-	251	-
Commercial mortgage	202	-	18	-	201	-	24	-
Commercial:
Commercial term	200	-	-	-	200	-	-	-
Commercial construction	837	-	1,312	-	708	-	1,560	-
Consumer:
Home equity	44	-	-	-	29	-	-	-
Other	-	-	105	-	-	-	71	-
Total	$1,487	$-	$1,812	$-	$1,274	$-	$1,906	$-
Total:
Residential mortgage	2,131	-	1,991	-	2,239	-	2,077	-
Commercial mortgage	3,569	29	2,526	-	3,579	57	2,530	-
Commercial:
Commercial term	200	-	-	-	200	-	-	-
Commercial construction	1,509	-	2,406	-	1,725	-	2,456	-
Consumer:
Home equity	547	1	428	2	547	2	430	3
Other	182	-	127	-	152	-	111	-
Total	$8,138	$30	$7,478	$2	$8,442	$59	$7,604	$3

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within DNB’s internal risk rating system as of June 30, 2015 and December 31, 2014.

Credit Quality Indicators

	June 30, 2015
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$24,349	$-	$1,944	$-	$26,293
Commercial mortgage	276,065	2,577	9,341	-	287,983
Commercial:
Commercial term	73,460	72	6,031	-	79,563
Commercial construction	18,851	-	3,748	-	22,599
Consumer:
Home equity	49,812	-	577	-	50,389
Other	5,339	-	169	-	5,508
Total	$447,876	$2,649	$21,810	$-	$472,335

	December 31, 2014
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$23,259	$-	$2,734	$-	$25,993
Commercial mortgage	245,307	2,610	9,393	-	257,310
Commercial:
Commercial term	75,303	72	5,444	-	80,819
Commercial construction	31,057	-	4,477	-	35,534
Consumer:
Home equity	49,611	-	581	-	50,192
Other	5,661	-	94	-	5,755
Total	$430,198	$2,682	$22,723	$-	$455,603

Loans classified as troubled debt restructurings (“TDR”) are considered impaired. As of June 30, 2015, DNB had one commercial mortgage classified as a TDR totaling $2,222,000, compared to one commercial mortgage classified as a TDR totaling $2,246,000 (the same loan) at December 31, 2014, and one commercial mortgage classified as a TDR totaling $2,269,000 (the same loan) at June 30, 2014. The rate on this loan was modified and the terms of the loans were changed to interest only while the project was being built out. The loan commenced normal principal and interest payments in June 2014.  The loan was extended and there was no reduction of principal. The balance of the loan prior to modification was $2,272,000 and the balance after the modification was $2,272,000. During the three and six months ended June 30, 2015 and 2014, there were no defaults on any terms of this loan.

As of June 30, 2015, DNB had one consumer home equity loan classified as a TDR totaling $102,000, compared to one consumer home equity loan classified as a TDR totaling $102,000 (the same loan) at December 31, 2014, and one consumer home equity loan classified as a TDR totaling $102,000 (the same loan) at June 30, 2014. The monthly payment on this loan was reduced for 36 months and the borrower will resume making contractual payments at the end of this period. The loan was extended and there was no reduction of principal. This loan was classified a TDR in June of 2014. The balance of the loan prior to modification was $102,000 and the balance after the modification was $102,000. During the three and six months ended June 30, 2015 and 2014, there were no defaults on any terms of this loan.

The following tables set forth the composition of DNB’s allowance for credit losses as of June 30, 2015 and December 31, 2014, the activity for the three and six months ended June 30, 2015 and 2014 and as of and for the year ended December 31, 2014.

Allowance for Credit Losses and Recorded Investment in Loans Receivables

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	mortgage	mortgage	term	construction	financing	home equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - April 1, 2015	$269	$2,398	$705	$922	$-	$224	$66	$606	$5,190
Charge-offs	(35)	-	(163)	(278)	-	(1)	(24)	-	(501)
Recoveries	-	-	2	-	1	-	1	-	4
Provisions	31	164	177	130	(1)	(33)	22	(75)	415
Ending balance - June 30, 2015	$265	$2,562	$721	$774	$-	$190	$65	$531	$5,108

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	mortgage	mortgage	term	construction	financing	home equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2015	$269	$2,300	$709	$881	$-	$189	$70	$488	$4,906
Charge-offs	(35)	-	(174)	(278)	-	(1)	(30)	-	(518)
Recoveries	-	-	2	-	2	-	1	-	5
Provisions	31	262	184	171	(2)	2	24	43	715
Ending balance - June 30, 2015	$265	$2,562	$721	$774	$-	$190	$65	$531	$5,108

Ending balance: individually evaluated for impairment	$-	$106	$114	$97	$-	$-	$-	$-	$317

Ending balance: collectively evaluated for impairment	$265	$2,456	$607	$677	$-	$190	$65	$531	$4,791
Loans receivables:
Ending balance	$26,293	$287,983	$79,563	$22,599	$-	$50,389	$5,508		$472,335

Ending balance: individually evaluated for impairment	$1,671	$3,564	$200	$862	$-	$547	$169		$7,013

Ending balance: collectively evaluated for impairment	$24,622	$284,419	$79,363	$21,737	$-	$49,842	$5,339		$465,322

Reserve for unfunded loan commitments included in other liabilities	$-	$4	$107	$56	$-	$13	$-		$180

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	mortgage	mortgage	term	construction	financing	home equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - April 1, 2014	$347	$2,146	$652	$806	$-	$167	$125	$507	$4,750
Charge-offs	(100)	(8)	(11)	-	-	-	(11)	-	(130)
Recoveries	2	-	2	-	5	-	3	-	12
Provisions	66	(7)	(2)	213	(5)	9	(19)	-	255
Ending balance - June 30, 2014	$315	$2,131	$641	$1,019	$-	$176	$98	$507	$4,887

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	mortgage	mortgage	term	construction	financing	home equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2014	$285	$2,010	$621	$1,033	$-	$156	$78	$440	$4,623
Charge-offs	(100)	(8)	(18)	(261)	-	-	(11)	-	(398)
Recoveries	5	-	2	10	6	-	9	-	32
Provisions	125	129	36	237	(6)	20	22	67	630
Ending balance - June 30, 2014	$315	$2,131	$641	$1,019	$-	$176	$98	$507	$4,887
Reserve for unfunded loan commitments included in other liabilities	$-	$10	$79	$60	$-	$11	$-		$160

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	mortgage	mortgage	term	construction	financing	home equity	Other	Unallocated	Total
Allowance for credit losses:
Ending balance - December 31, 2014	$269	$2,300	$709	$881	$-	$189	$70	$488	$4,906
Ending balance: individually evaluated for impairment	$-	$104	$119	$50	$-	$-	$-	$-	$273
Ending balance: collectively evaluated for impairment	$269	$2,196	$590	$831	$-	$189	$70	$488	$4,633
Loans receivables:
Ending balance	$25,993	$257,310	$80,819	$35,534	$-	$50,192	$5,755		$455,603
Ending balance: individually evaluated for impairment	$2,457	$3,600	$200	$2,156	$-	$549	$94		$9,056
Ending balance: collectively evaluated for impairment	$23,536	$253,710	$80,619	$33,378	$-	$49,643	$5,661		$446,547
Reserve for unfunded loan commitments included in other liabilities	$-	$10	$89	$55	$-	$12	$-		$166

NOTE 5: EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the treasury stock method and reflects the potential dilution that could occur from the exercise of stock options, and warrants and the amortized portion of unvested stock awards. Stock options and unvested stock awards for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. Treasury shares are not deemed outstanding for calculations. There were no outstanding stock warrants, no anti-dilutive stock options outstanding, and no anti-dilutive stock awards outstanding at June 30, 2015. There were no anti-dilutive stock warrants outstanding, 66,853 anti-dilutive stock options outstanding, and no anti-dilutive stock awards outstanding at June 30, 2014. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended			Six Months Ended
	June 30, 2015			June 30, 2015
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$1,227	2,802	$0.44	$2,453	2,794	$0.88
Effect of potential dilutive common stock equivalents – stock options and restricted shares	-	46	(0.01)	-	46	(0.02)
Diluted EPS
Income available to common stockholders after assumed conversions	$1,227	2,848	$0.43	$2,453	2,840	$0.86

	Three Months Ended			Six Months Ended
	June 30, 2014			June 30, 2014
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$1,087	2,763	$0.39	$2,054	2,761	$0.74
Effect of potential dilutive common stock equivalents – stock options and restricted shares	-	47	(0.01)	-	45	(0.01)
Diluted EPS
Income available to common stockholders after assumed conversions	$1,087	2,810	$0.38	$2,054	2,806	$0.73

NOTE 6: ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders' equity are as follows:

Accumulated Other Comprehensive Loss	Before-Tax	Tax	Net-of-Tax
(Dollars in thousands)	Amount	Effect	Amount
June 30, 2015
Net unrealized loss on AFS securities	$(782)	$266	$(516)
Discount on AFS to HTM reclassification	(20)	7	(13)
Unrealized actuarial losses-pension	(1,734)	589	(1,145)
	$(2,536)	$862	$(1,674)
December 31, 2014
Net unrealized loss on AFS securities	$(665)	$227	$(438)
Discount on AFS to HTM reclassification	(24)	8	(16)
Unrealized actuarial losses-pension	(1,734)	589	(1,145)
	$(2,423)	$824	$(1,599)

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

Subordinated Note

On March 5, 2015, DNB Financial Corporation entered into a Subordinated Note Purchase Agreement (the “Agreement”) with an accredited investor under which the Company issued a $9.75 million subordinated note (the “Note”) to the investor. The Note has a maturity date of March 6, 2025, and bears interest at a fixed rate of 4.25% per annum for the first 5 years and then will float at the Wall Street Journal Prime rate  plus 1.00%, provided that the interest rate applicable to the outstanding principal balance will at no time be less than 3.0% and more than 5.75% per annum.

DNB may, at its option, beginning with the first interest payment date after March 6, 2019, and on any interest payment date thereafter, redeem the Note, in whole or in part, at par plus accrued and unpaid interest to the date of redemption. The Note is not subject to repayment at the option of the noteholder.

The Note is unsecured and ranks junior in right of payment to DNB’s senior indebtedness and to DNB’s obligations to its general creditors and qualifies as Tier 2 capital for regulatory purposes.

Repurchase Agreements Accounted for as Secured Borrowings

Repurchase agreements accounted for as secured borrowings are shown in the following table.

(Dollars in thousands)	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
June 30, 2015
Repurchase agreements and repurchase-to-maturity transactions	$28,211	$-	$-	$-	$28,211
Gross amount of recognized liabilities for repurchase agreements in Statement of Condition					$28,211
December 31, 2014
Repurchase agreements and repurchase-to-maturity transactions	$19,221	$-	$-	$-	$19,221
Gross amount of recognized liabilities for repurchase agreements in Statement of Condition					$19,221

As of June 30, 2015 and December 31, 2014, DNB had $28.2 million and $19.2 million of repurchase agreements, respectively.  In conjunction with these repurchase agreements,  $28.8 million and $19.6 million of state and municipal securities were sold on an overnight basis as of June 30, 2015 and December 31, 2014,  respectively, which represents 102% of the repurchase agreement amount.

NOTE 8: STOCK-BASED COMPENSATION

Stock Option Plan

DNB has a Stock Option Plan for employees and directors. Under the plan, options (both qualified and non-qualified) to purchase a maximum of 793,368 (as adjusted for subsequent stock dividends) shares of DNB’s common stock could be issued to employees and directors. Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years. Vesting of options under the plan is determined by the Plan Committee. There were 354,090 shares available for grant at June 30, 2015. All options are immediately exercisable. DNB had no expenses during the three and six months ended June 30, 2015 compared to $13,000 and $30,000 during the three and six months ended June 30, 2014. DNB has no anticipated additional expense. Stock option activity is indicated below.

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2015	163,586	$15.13
Issued	-	-
Exercised	95,834	19.40
Forfeited	-	-
Expired	-	-
Outstanding June 30, 2015	67,752	$9.09

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2014	207,303	$15.92
Issued	-	-
Exercised	500	6.93
Forfeited	-	-
Expired	-	-
Outstanding June 30, 2014	206,803	$15.94

The weighted-average price and weighted average remaining contractual life for the outstanding options are listed in the following table for the dates indicated.

June 30, 2015
Range of			Weighted Average
Exercise	Number	Number	Exercise	Remaining	Intrinsic
Prices	Outstanding	Exercisable	Price	Contractual Life	Value
$6.93-10.99	64,500	64,500	$8.67	2.66 years	$1,108,000
14.00-19.99	3,252	3,252	17.51	0.48 years	27,000
Total	67,752	67,752	$9.09	2.56 years	$1,135,000

December 31, 2014
Range of			Weighted Average
Exercise	Number	Number	Exercise	Remaining	Intrinsic
Prices	Outstanding	Exercisable	Price	Contractual Life	Value
$6.93-10.99	80,650	80,650	$8.66	3.15 years	$1,044,000
14.00-19.99	34,895	34,895	17.51	0.97 years	143,000
23.00-24.27	48,041	48,041	24.27	0.29 years	-
Total	163,586	163,586	$15.13	1.85 years	$1,187,000

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

Share awards granted by the Plan were recorded at the date of award based on the market value of shares.  Awards are being amortized to expense over a three or four year cliff-vesting period. DNB records compensation expense equal to the value of the shares being amortized.  For the three and six month periods ended June 30, 2015, $78,000 and $165,000 was amortized to expense, respectively. For the three and six month periods ended June 30, 2014, $52,000 and $105,000 was amortized to expense, respectively. As of June 30, 2015, there was approximately $766,000 in additional compensation that will be recognized over the remaining service period of approximately 2.04 years.  At June 30, 2015, 117,714 shares were reserved for future grants under the Plan.

Stock grant activity is indicated below:

		Weighted Average
	Shares	Stock Price
Non-vested stock awards—January 1, 2015	75,930	$17.66
Granted	-	-
Forfeited	1,220	19.36
Vested	-	-
Non-vested stock awards—June 30, 2015	74,710	$17.35

		Weighted Average
	Shares	Stock Price
Non-vested stock awards—January 1, 2014	50,795	$15.65
Granted	-	-
Forfeited	-	-
Vested	-	-
Non-vested stock awards—June 30, 2014	50,795	$15.65

NOTE 9:  INCOME TAXES

As of June 30, 2015, the Corporation had no material unrecognized tax benefits or accrued interest and penalties. It is the Corporation’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.  Federal and state tax years 2011 through 2014 were open for examination as of June 30, 2015.

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

The following table summarizes the assets at June 30, 2015 and December 31, 2014 that are recognized on DNB’s statement of financial condition using fair value measurement determined based on the differing levels of input:

	June 30, 2015

(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities:
US Government agency obligations	$-	$60,938	$-	$60,938
GSE mortgage-backed securities	-	54,141	-	54,141
Collateralized mortgage obligations GSE	-	17,759	-	17,759
Corporate bonds	-	20,222	-	20,222
State and municipal tax-exempt	-	13,407	-	13,407
Equity securities	18	-	-	18
Total assets measured at fair value on a recurring basis	$18	$166,467	$-	$166,485

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$993	$993
Total assets measured at fair value on a nonrecurring basis	$-	$-	$993	$993

	December 31, 2014

(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities:
US Government agency obligations	$-	$61,354	$-	$61,354
GSE mortgage-backed securities	-	66,723	-	66,723
Collateralized mortgage obligations GSE	-	20,011	-	20,011
Corporate bonds	-	13,102	-	13,102
State and municipal tax-exempt	-	10,994	-	10,994
Equity securities	18	-	-	18
Total assets measured at fair value on a recurring basis	$18	$172,184	$-	$172,202

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$2,916	$2,916
OREO and other repossessed property	-	-	100	100
Total assets measured at fair value on a nonrecurring basis	$-	$-	$3,016	$3,016

The following table presents additional information about assets measured at fair value on a nonrecurring basis and for which DNB has utilized Level 3 inputs to determine fair value:

June 30, 2015
Quantitative Information about Level 3 Fair Value Measurement

	Fair Value	Valuation		Range
(Dollars in thousands)	Estimate	Techniques	Unobservable Input	(Weighted Average)
Impaired loans - Commercial mortgage	96	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-13%	to	-13%	(-13%)
Impaired loans - Commercial term	86	Appraisal of	Appraisal adj. (2)	-72%	to	-72%	(-72%)
		collateral (1)	Disposal costs (2)	-11%	to	-11%	(-11%)
Impaired loans - Commercial construction	765	Appraisal of	Appraisal adj. (2)	0%	to	-10%	(-9%)
		collateral (1)	Disposal costs (2)	-8%	to	-17%	(-12%)
Impaired loans - Consumer other	46	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	0%	to	0%	(0%)
Impaired loan total	$993
(1)
(2)

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

Impaired loans.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $7.0 million at June 30, 2015. Of this, $1.0 million had a specific valuation allowance of $317,000, leaving a fair value of $697,000 as of June 30, 2015. DNB had $570,000 in impaired loans that were partially charged down by $274,000, leaving $296,000 at fair value as of June 30, 2015. The total fair value of impaired loans at June 30, 2015 was $993,000.

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

Other Real Estate Owned & other repossessed property.  Other real estate owned (“OREO”) consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets are classified as OREO and other repossessed property are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. DNB had $2.0 million of such assets at June 30, 2015, $1.9 million of which was OREO and $71,000 was in other repossessed property. DNB had $901,000 of such assets at December 31, 2014, which consisted of $837,000 in OREO and $64,000 in other repossessed property. Subsequent to the repossession of these assets, DNB did not write down the carrying values during the six month period ending June 30, 2015 or the six month period ending June 30, 2014.

DNB's policy is to recognize transfer between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Level 1 and 2 for the three and six months ended June 30, 2015.

Below is management’s estimate of the fair value of all financial instruments, whether carried at cost or fair value on the Company’s consolidated balance sheet. The carrying amounts and fair values of financial instruments at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$27,493	$27,493	$27,493	$-	$-
AFS investment securities	166,485	166,485	18	166,467	-
HTM investment securities	65,227	65,374	-	65,374	-
Restricted stock	2,864	2,864	-	2,864	-
Loans and leases, net of allowance, including impaired	467,227	456,933	-	-	456,933
Accrued interest receivable	2,388	2,388	-	2,388	-
Financial liabilities
Deposits:
Non-interest-bearing deposits	122,642	122,642	-	122,642	-
Interest-bearing deposits:	428,350	428,350	-	428,350	-
Time	56,729	56,378	-	56,378	-
Brokered deposits	18,655	18,662	-	18,662	-
Repurchase agreements	28,211	28,211	-	28,211	-
FHLBP advances	20,000	20,380	-	20,380	-
Junior subordinated debentures and other borrowings	9,279	7,505	-	7,505	-
Subordinated debt	9,750	9,532	-	9,532	-
Accrued interest payable	355	355	-	355	-
Off-balance sheet instruments	-	-	-	-	-

	December 31, 2014

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$12,504	$12,504	$12,504	$-	$-
AFS investment securities	172,202	172,202	18	172,184	-
HTM investment securities	59,454	60,099	-	60,099	-
Restricted stock	2,587	2,587	-	2,587	-
Loans held-for-sale	617	640	-	-	-
Loans and leases, net of allowance, including impaired	450,697	436,499	-	-	436,499
Accrued interest receivable	2,253	2,253	-	2,253	-
Financial liabilities
Deposits:
Non-interest-bearing deposits	102,107	102,107	-	102,107	-
Interest-bearing deposits:	415,933	415,933	-	415,933	-
Time	76,805	76,519	-	76,519	-
Brokered deposits	10,238	10,204	-	10,204	-
Repurchase agreements	19,221	19,221	-	19,221	-
FHLBP advances	20,000	20,616	-	20,616	-
Junior subordinated debentures and other borrowings	9,279	7,546	-	7,546	-
Accrued interest payable	351	351	-	351	-
Off-balance sheet instruments	-	-	-	-	-
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

Deposits The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate money market accounts, savings accounts, and interest checking accounts approximate their fair values at the reporting date. Fair values for fixed-rate CDs and brokered deposits (all of which are CDs) are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits. Of the $18.7 million in brokered deposits, $4.0 million matures in 2016, $6.2 million matures in 2017, $3.2 million matures in 2018, and $5.2 million matures in 2019.

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

Subordinated debt  The fair value of the subordinated debt was estimated using either a discounted cash flow analysis based on current market interest rates for debt with similar maturities and credit quality or estimated using market quotes.

Off-balance-sheet Instruments (Disclosed at Cost)  Off-balance-sheet instruments are primarily comprised of loan commitments, which are generally priced at market at the time of funding. Fees on commitments to extend credit and stand-by letters of credit are deemed to be immaterial and these instruments are expected to be settled at face value or expire unused. It is impractical to assign any fair value to these instruments. At June 30, 2015, un-funded loan commitments totaled $113.8 million and stand-by letters of credit totaled $2.5 million. At December 31, 2014, un-funded loan commitments totaled $101.7 million and stand-by letters of credit totaled $2.2 million.

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

The Series 2011A Preferred Stock is entitled to receive non-cumulative dividends payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate, which is calculated on the aggregate Liquidation Amount, was initially set at 3.874% per annum, and  was based upon the level of “Qualified Small Business Lending”, or “QSBL” (as defined in the Securities Purchase Agreement) originated by the Corporation’s wholly owned national bank subsidiary DNB First, N.A. (the “Bank”).  The dividend rate for dividends beyond the initial period are  based upon the “Percentage Change in Qualified Lending” (as defined in the Securities Purchase Agreement) between each dividend period and the “Baseline” QSBL level.  Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods depending on the volume of Qualified Small Business Lending the Bank will originate in future periods, and will be fixed at a rate between 1% per annum to 7% per annum and remain unchanged up to four and one-half years following the funding date (the eleventh through the first half of the nineteenth dividend periods).  Because it is not feasible to predict the volume of Qualified Small Business Lending in future periods, it is not feasible to estimate specific future dividend rates under this formula.  If the Series 2011A Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%.  Prior to that time, in general, the dividend rate decreases as the level of the Bank’s Qualified Small Business Lending increases.  Such dividends are not cumulative, but the Corporation may only declare and pay dividends on its common stock (or any other equity securities junior to the Series 2011A Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series 2011A Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem common stock and other securities.  In addition, if (i) the Corporation has not timely declared and paid dividends on the Series 2011A Preferred Stock for six dividend periods or more, whether or not consecutive, and (ii) shares of Series 2011A Preferred Stock with an aggregate liquidation preference of at least $13,000,000 are still outstanding, the Treasury (or any successor holder of Series 2011A Preferred Stock) may designate two additional directors to be elected to the Corporation’s Board of Directors. DNB paid an annual rate on the $13.0 million of Series 2011A Preferred Stock of 1.00% for the year ended December 31, 2014 and the annual rate remained at 1.00% as of June 30, 2015.

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

On March 6, 2015, DNB  redeemed  9,750 of the 13,000 shares of the Corporation’s Series 2011A Preferred Stock that had been issued to the United States Department of the Treasury in connection with the Corporation’s participation in the SBLF program. The shares were redeemed at their liquidation value of $1,000 per share plus accrued dividends for a total redemption price of $9,767,604. Following the consummation of this partial redemption, the Corporation continues to have outstanding 3,250 shares of its Series 2011A Preferred Stock.

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

Strategic Plan Update.   DNB's second quarter year-over-year earnings comparisons for 2014 and 2015, in part, reflect the investments DNB made in new hires to drive revenue in future quarters, technology to enhance DNB’s capabilities, and branch upgrades to accommodate increased business and provide a welcoming environment for customers. The second quarter of 2015 was a strong quarter in which we met many of our financial performance targets and delivered strong year-over-year net income growth driven by increased earning assets. Initiatives in place to expand banking relationships with clients played a key role in driving strong growth in core deposits.

The net interest margin for the second quarter of 2015 was 3.11%, compared with 3.36% for the second quarter of 2014 and 3.14% for the first quarter of 2015.  On a consecutive quarter basis, DNB's net interest margin has been relatively stable in 2015, despite continuing pressure due to the low-interest rate environment and intense pricing competition for quality lending business. As in past quarters, DNB partially offset this pressure by growing lower-cost core deposits while trimming time deposits, and through the opportunistic use of wholesale borrowings at attractive rates.  As of June 30, 2015, the loan-to-deposit ratio was 76.1%, which indicates that DNB is largely core-funded.

Total loans grew $33.3 million, or 7.6%, to $472.3 million as of June 30, 2015, from $439.0 million as of June 30, 2014.  On a sequential quarter basis, total loans increased 1.9% (not annualized) from $464.1 million as of March 31, 2015.  As of June 30, 2015, total loans were 62.6% of total assets compared with 64.1% as of June 30, 2014, reflecting strong asset growth fueled by core deposit growth that has outpaced loan growth.

Asset quality remained strong although net charge-offs increased to 0.43% of average loans for the quarter ending June 30, 2015, compared with lower levels for the previous few quarters.  The increase was primarily due to the write down of three non-performing loans based on recent valuations.  Total non-performing assets, including loans and other real estate property, were $6.6 million as of June 30, 2015 compared with $7.7 million as of March 31, 2015 and $6.1 million as of June 30, 2014.  The ratio of non-performing assets to total assets was 0.88% and non-performing loans were 0.98% of total loans as of June 30, 3015.  As of the same date, the allowance for loan losses to total loans ratio was 1.08%. DNB’s allowance for credit losses as a percentage of non-performing loans increased to 110.3% on June 30, 2015, from 76.24% at March 31, 2015.

Total core deposits continued to grow during the second quarter of 2015 and were 88.0% of total deposits as of June 30, 2015.  The increase in core deposits was primarily due to a $9.2 million rise in demand deposits, which was partially offset by a $6.2 million decrease in NOW accounts.  Time deposits declined $16.1 million, which were partially offset by an $8.4 million increase in brokered deposits in the second quarter.  Total deposits were $626.4 million as of June 30, 2015, compared with $575.6 million as of June 30, 2014 and $627.3 million at March 31, 2015.

Total non-interest income for the second quarter of 2015 was $1.3 million, which was a $224,000, or 20.1% increase, from the second quarter of 2014.  On a sequential quarter basis, total non-interest income was relatively unchanged.  The primary driver of the year-over-year increase was a strong 30.0% growth from DNB’s wealth management business and a $185,000 gain on Small Business Administration (SBA) loan sales.  Wealth management fees were $422,000 for the quarter ending June 30, 2015, which represented nearly one-third of total fee income.

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

MATERIAL CHALLENGES, RISKS AND OPPORTUNITIES

The following is a summary of material challenges, risks and opportunities DNB has faced during the six month period ended June 30, 2015:

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

In addition to deposit insurance assessments, banks are subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The FDIC sets the Financing Corporation assessment rate every quarter. The current annual Financing Corporation assessment rate is 58 basis points on the deposit insurance assessment base, as defined above, which we anticipate will result in an aggregate estimated FICO assessment payment by the Bank of $38,000 in 2015.

Material Trends and Uncertainties.

For the quarter ended June 30, 2015, DNB reported net income of $1.24 million versus $1.12 million for the same period in 2014. Per share earnings on a fully diluted basis were $0.43, up from $0.38 the prior year. Even though DNB’s quarterly earnings have increased, there are many aspects of the economy and the Federal Reserve’s monetary policy that hinder DNB’s ability to grow revenues and net income. One of the most significant factors is that the global and U.S. economies have experienced reduced business activity as a result of disruptions in the financial system during the past seven years. The United States, Europe, China and many other countries across the globe are struggling with too much debt and weaker streams of revenues as a result of recessionary pressures and high unemployment. Overall economic growth continues to be slow at a time when national and regional unemployment rates have improved, however participation rates remain at historically low levels. The risks associated with our business remain acute in periods of slow wage and economic growth. Moreover, financial institutions continue to be affected by a sluggish real estate market. While we are continuing to take steps to decrease and limit our exposure to problem loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.

The July 15, 2015 Beige Book indicated that aggregate business activity in the Third Federal Reserve District (the "Third District"), the region DNB Financial is located, continued to grow at a modest pace during this July 15, 2015 Beige Book period.  The Federal Reserve’s contacts continued to report modest growth in hiring and only slight increases in wages; price increases also remained relatively slight, with most contacts reporting little change. Moderate growth of economic activity is anticipated over the next six months.

Third District homebuilders have reported little or no change in activity since the June 3, 2015 Beige Book. The Federal Reserve’s contacts reported that economic and financial conditions remained challenging for contract signings on new homes. Activity remained inconsistent through the current time period. However, surviving smaller builders are generally meeting their plans and expect this year to be as good as, if not better than last year. Brokers in the Philadelphia and Harrisburg areas reported continued year-over-year gains in home sales; however, the prior spring had been relatively weak.

The Federal Reserve’s nonresidential real estate contacts reported little change to the modest pace of construction and leasing activity seen earlier. Downtown Allentown and Philadelphia remain the focus of significant new construction for office and mixed-use developments. While most of the new office demand stems from firms moving around the region, the Federal Reserve’s contacts suggest that some demand is being driven by employment growth from existing firms and from new locations by out-of-market firms. Overall, commercial rents continued to increase slightly. The Federal Reserve’s contacts generally remained optimistic for the ongoing growth of both new construction and leasing activity in 2015.

Third District financial firms have continued to report modest overall increases in total loan volume since the June 3, 2015 Beige Book. Strong growth was reported for commercial and industrial lending and auto loans, while most real estate lending and other loans were relatively flat. Generally, the Federal Reserve’s banking contacts described a slow, steady pick-up in activity and remained optimistic for the remainder of the year.

Third District manufacturers reported that overall activity picked up to a modest pace of growth during the July 15, 2015 Beige Book period. Contacts reported similar improvements in new orders and in shipments. Gains in activity appeared to be stronger among the makers of paper products, chemical products, rubber and plastic products, industrial machinery, and fabricated metal products; activity appeared weaker among the makers of food products, primary metal products, and electronics. Slightly more than half of the Federal Reserve’s contacts indicated that underlying demand for their products had increased over the past three months, while one-fifth reported no change. Expectations of business activity growth during the next six months, particularly for new orders and shipments, have improved somewhat since the June 3, 2015 Beige Book report. However, firms indicated little change in their expectations of future employment while softening plans for future capital expenditures.

Although DNB’s earnings have been impacted by the general economic conditions, the impact has not been as severe as it has been in many parts of the nation, largely due to a relatively healthier economic climate in the Third Federal Reserve District and specifically Chester County. DNB’s franchise spans both Chester and Delaware counties in southeastern Pennsylvania. The majority of loans have been made to businesses and individuals in Chester County and the majority of deposits are from businesses and individuals within the County. According to census data, Chester County’s population has grown at approximately 15%, compared to 13% for the nation and 3% for the Commonwealth of Pennsylvania. The median household income in Chester County is $86,184 and the County ranks 14th nationally in disposable income. The unemployment rate for Chester County stood at 3.8% as of March 2015, compared to a Pennsylvania unemployment rate of 5.3% and a national unemployment rate of 5.6%. Traditionally, the unemployment rate has been the lowest in the surrounding five-county area and it ranks among the lowest unemployment rates in the Commonwealth. Chester County has a civilian labor force of 266,900, with manufacturing jobs representing 23.1% of the workforce and retail shopping comprising 13.8% of the total employment. During the last few years, the County has been able to keep most of its major employers; however some of them have downsized in order to remain competitive. Chester County is home to several Fortune 500 companies. Thirteen Chester County employers have 1,000 employees or more. Of these 13 companies, two companies have more than 5,000 employees.

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

Management uses significant estimates to determine the allowance for credit losses.  Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB’s control, management’s estimate of the amount necessary to absorb credit losses and actual credit losses could differ.  DNB’s current judgment is that the allowance for credit losses remains appropriate at June 30, 2015.  For a description of DNB’s accounting policies in connection with its allowance for credit losses, see, “Allowance for Credit Losses”, in Management’s Discussion and Analysis.

Realization of deferred income tax items. Estimates of deferred tax assets and deferred tax liabilities make up the asset category titled “net deferred taxes”.  These estimates involve significant judgments and assumptions by management, which may have a material impact on the carrying value of the net deferred tax assets for financial reporting purposes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance would be established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available.  For a more detailed description of these items, refer to Note 11 (Federal Income Taxes) to DNB’s consolidated financial statements for the year ended December 31, 2014.

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

FINANCIAL CONDITION

DNB's total assets were $755.9 million at June 30, 2015, compared to $723.3 million at December 31, 2014.  The $32.6 million increase in total assets was primarily attributable to a $16.7 million increase in loans and leases before allowance for credit losses, a $15.0 million increase in cash and cash equivalents, a $56,000 increase in investment securities, and a $1.6 million increase in all other assets, offset by a $617,000 decrease in loans held for sale and a $202,000 increase in the allowance for credit losses.

Investment Securities. Investment securities, including restricted stock, at June 30,  2015 were $234.6 million, compared to $234.2 million at December 31, 2014. The $333,000 increase in investment securities and restricted stock was primarily due to $27.2 million in purchases of investment securities, offset by $26.6 million in sales, principal pay-downs, calls and maturities.

Gross Loans and Leases.  DNB’s loans and leases increased  $16.7 million to $472.3 million at June 30, 2015, compared to $455.6 million at December 31, 2014. Total commercial loans and residential loans increased $16.5 million and $300,000, respectively, while consumer loans decreased $50,000.

Deposits.  Deposits were $626.4 million at June 30, 2015, compared to $605.1 million at December 31, 2014.  Deposits increased $21.3 million or 3.52% during the six-month period ended June 30, 2015.  Core deposits, which are comprised of demand, NOW, money markets and savings accounts, increased by $33.0 million and brokered deposits increased by $8.4 million while time deposits decreased by $20.1 million.

Borrowings. Borrowings were $67.7 million at June 30, 2015, compared to $49.0 million at December 31, 2014.  The increase of $18.7 million or 38.2% was primarily due to a $9.8  million increase in subordinated debt and a $9.0 million increase in repurchase agreements. (See Note 7 regarding issuance of $9.8 million subordinated debt.)

Stockholders’ Equity. Stockholders' equity was $56.6 million at June 30, 2015, compared to $63.9 million at December 31, 2014. The decrease in stockholders’ equity was primarily a result of the partial redemption of the SBLF Series 2011A Preferred Stock by $9.8 million, $391,000 of dividends paid on DNB’s common stock,  $34,000 of dividends paid on SBLF Series 2011A Preferred Stock, and $75,000 of other comprehensive loss. These subtractions to stockholders equity were partially offset by year-to-date earnings of $2.5 million. (See Note 11 in this form 10-Q regarding DNB's participation in the Treasury’s SBLF, a $30 billion fund established under the Small Business Jobs Act of 2010.)

RESULTS OF OPERATIONS

SUMMARY

Net income for the three and six-month periods ended June 30,  2015 was $1.2 million and $2.5 million compared to $1.1 million and $2.1 million for the same periods in 2014.  Diluted earnings per share for the three and six-month periods ended June 30, 2015 were $0.43 and $0.86 compared to $0.38 and $0.73 for the same periods in 2014.  The $115,000 increase in net income during the most recent three-month period was primarily attributable to a $224,000 increase in non-interest income and a  $157,000 increase in net interest income, offset by a $160,000 increase in the provision for credit losses, a $56,000 increase in income tax expense, and a $50,000 increase in non-interest expense. The $363,000 increase in net income during the six-month period was primarily attributable to a $370,000 increase in net interest income and a $340,000 increase in non-interest income, offset by a $180,000 increase in non-interest expense, an  $85,000 increase in the provision for credit losses, and an  $82,000 increase in income tax expense.

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

Net interest income for the three and six-month periods ended June 30, 2015 was $5.5 million and $10.8 million, compared to $5.3 million and $10.5 million for the same periods in 2014. Interest income for the three and six-month periods ended June 30, 2015 was $6.1 million and $12.1 million, compared to $5.9 million and $11.7 million for the same periods in 2014. Interest expense for the three and six-month periods ended June 30, 2015 was $678,000 and $1.3 million, compared to $581,000 and $1.2 million for the same periods in 2014. The composite cost of funds for the three and six-month periods ended June 30, 2015 was 0.40% and 0.38%, compared to 0.38% and 0.40% for the same periods in 2014. The net interest margin for the three and six-month periods ended June 30, 2015 was 3.11% and 3.13%, compared to 3.36% and 3.36% for the same periods in 2014.

Interest on loans and leases was $5.0 million and $9.9 million for the three and six-month periods ended June 30, 2015, compared to $4.9 million and $9.7 million for the same periods in 2014. The average balance of loans and leases was $459.5 million with an average yield of 4.36% for the second quarter of 2015, compared to $431.8 million with an average yield of 4.49% for the same period in 2014. The average balance of loans and leases was $460.0 million with an average yield of 4.34% for the six months ended June 30, 2015, compared to $426.7 million with an average yield of 4.54% for the same period in 2014.

Interest and dividends on investment securities was $1.1 million and $2.2 million for the three and six-month periods ended June 30, 2015, compared to $1.0 million and $2.0 million for the same periods in 2014. The average balance of investment securities was $234.27 million with a tax equivalent average yield of 2.10% for the second quarter of 2015, compared to $192.5 million with a tax equivalent average yield of 2.29% for the same period in 2014.  The average balance of investment securities was $233.5 million with a tax equivalent average yield of 2.08% for the six months ended June 30, 2015, compared to $191.2 million with a tax equivalent average yield of 2.32% for the same period in 2014.

Interest on deposits was $277,000 and $559,000 for the three and six-month periods ended June 30, 2015, compared to $331,000 and $709,000 for the same periods in 2014. The average balance of deposits was $623.5 million with an average rate of 0.18% for the second quarter of 2015, compared to $562.2 million with an average rate of 0.23% for the same period in 2014.  The average balance of deposits was $620.4 million with an average rate of 0.18% for the six months ended June 30, 2015, compared to $558.5 million with an average rate of 0.25% for the same period in 2014.

Interest on borrowings was $401,000 and $725,000 for the three and six-month period ended June 30, 2015, compared to $250,000 and $497,000 for the same periods in 2014. The average balance of borrowings was $60.2 million with an average rate of 2.67% for the second quarter of 2015, compared to $39.2 million with an average rate of 2.55% for the same period in 2014.  The average balance of borrowings was $55.6 million with an average rate of 2.62% for the six months ended June 30, 2015, compared to $39.4 million with an average rate of 2.54% for the same period in 2014.  The increase in borrowings in both current periods is primarily due to issuance of $9.75 million in subordinated debt and higher levels of outstanding repurchase agreements.

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

There was a $415,000 and a $715,000 provision made during the three and six months ended June 30, 2015, compared to $255,000 and $630,000 for the same periods in 2014. DNB’s percentage of allowance for credit losses to total loans and leases was 1.08%  at June 30, 2015 compared to 1.08% and 1.11% at December 31, 2014 and June 30, 2014, respectively. Net charge-offs were $513,000, $847,000, and  $366,000 during the six months ended June 30, 2015, year ended December 31, 2014,  and six months ended June 30, 2014,  respectively. The percentage of net charge-offs to total average loans and leases were 0.11%, 0.19%, and 0.09% for those same respective periods. Management believes that the allowance for credit losses is adequate, but continues to monitor it along with other performance metrics including those ratios related to non-performing loans and leases. Management is not aware of any potential problem loans, which were accruing and current at June 30, 2015, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to DNB. Non-performing loans decreased  $2.2 million during the six month period ended June 30,  2015.  The ratio of the allowance for credit losses as a percentage of loans and leases was 1.08% at June 30, 2015 and 1.08% at December 31, 2014 and reflects management’s estimate of the level of inherent losses in the portfolio, which has been impacted by a recessionary economy, continued high unemployment, a weakened housing market and deterioration in income-producing properties.

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

As of June 30,  2015, DNB had $6.6 million of non-performing assets, which included $4.6 million of non-performing loans and $2.0 million of OREO and other repossessed assets.  This compares to $7.8 million of non-performing assets at December 31, 2014 which included $6.9 million of non-performing or impaired loans and $901,000 of OREO and other repossessed assets. Loans are reviewed for impairment in accordance with FASB ASC 310-10-35. Impaired loans can either be secured or unsecured, not including large groups of smaller balance loans that are collectively evaluated. Impairment is measured by the difference between the loan amount and the present value of the future cash flow discounted at the loan’s effective interest rate. Management measures loans for impairment by using the fair value of collateral for collateral dependent loans. In general, management reduces the amount of the appraisal by the estimated cost of acquisition and disposition of the underlying collateral and compares that adjusted value with DNB’s carrying value. DNB establishes a specific valuation allowance on impaired loans that have a collateral shortfall and/or statement cashflow shortfalls, including estimated costs to sell in comparison to the carrying value of the loan. Of the $7.0 million of impaired loans at June 30, 2015,  $1.0 million had a valuation allowance of $317,000 and $6.0 million had no specific allowance. Of the $9.1 million of impaired loans at December 31, 2014, $850,000 had a valuation allowance of $273,000 and $8.2 million had no specific allowance. For those impaired loans that management determined that no specific valuation allowance was necessary, management has reviewed the present value of the future cash flows or the appraisal for each loan and determined that there is no shortfall in the collateral. During the quarter ended June 30, 2015,  DNB recognized $501,000 in total charge-offs, $338,000 of which related to impaired loans.  An impaired loan may not represent an expected loss.

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

Analysis of Allowance for Credit Losses

(Dollars in thousands)

	Six Months Ended June 30, 2015	Year Ended December 31, 2014	Six Months Ended June 30, 2014
Beginning balance	$4,906	$4,623	$4,623
Provisions	715	1,130	630
Loans charged off:
Residential mortgage	(35)	(326)	(100)
Commercial mortgage	-	(8)	(8)
Commercial:
Commercial term	(174)	(47)	(18)
Commercial construction	(278)	(511)	(261)
Lease financing	-	(1)	-
Consumer:
Home equity	(1)	-	-
Other	(30)	(82)	(11)
Total charged off	(518)	(975)	(398)
Recoveries:
Residential mortgage	-	5	5
Commercial mortgage	-	-	-
Commercial:
Commercial term	2	3	2
Commercial construction	-	103	10
Lease financing	2	8	6
Consumer:
Home Equity	-	-	-
Other	1	9	9
Total recoveries	5	128	32
Ending balance	5,108	4,906	4,887
Reserve for unfunded loan commitments	$180	$166	$160

The following table sets forth the composition of DNB’s allowance for credit losses for the dates indicated.

Composition of Allowance for Credit Losses

(Dollars in thousands)

	June 30, 2015		December 31, 2014		June 30, 2014
		Percent of		Percent of		Percent of
		Loan Type		Loan Type		Loan Type
		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans
Residential mortgage	$265	5%	$269	6%	$315	6%
Commercial mortgage	2,562	61	2,300	56	2,131	57
Commercial:
Commercial term	721	17	709	18	641	20
Commercial construction	774	5	881	8	1,019	5
Consumer:
Home equity	190	11	189	11	176	10
Other	65	1	70	1	98	2
Unallocated	531	-	488	-	507	-
Total	$5,108	100%	$4,906	100%	$4,887	100%

Reserve for unfunded loan commitments	$180	-	$166	-	$160	-

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

Non-interest income for the three and six-month period ended June 30, 2015 was $1.3 million and $2.7 million, compared to $1.1 million and $2.3 million for the same periods in 2014. The $224,000 increase during the three months ended June 30, 2015 was mainly attributable to increases of $185,000 in gains on sales of loans, $97,000 in wealth management, $51,000 in mortgage banking, and $13,000 in other fees. These increases were offset by decreases of $91,000 in gains on sale of investments and $30,000 in service charges on deposits (primarily NSF fees). The $340,000 increase during the six months ended June 30, 2015 was mainly attributable to increases of $416,000 in gains on sales of loans, $138,000 in wealth management, $89,000 in mortgage banking, and $38,000 in other fees. These increases were offset by decreases of $273,000 in gains on sale of investments and $64,000 in service charges on deposits (primarily NSF fees).

NON-INTEREST EXPENSE

Non-interest expense for the three and six-month periods ended June 30, 2015 was $4.7 million and $9.5 million, compared to $4.7 million and $9.4 million for the same periods in 2014.  During the three months ended June 30, 2015, total non-interest expense increased by $50,000.  The increase was primarily due to increases of $166,000 in salary and employee benefits (normal merit increases, higher incentives paid to revenue generators, and increased restricted stock expense), $47,000 in other expenses, and $4,000 in FDIC insurance. The increases were partially offset by decreases of $55,000 in occupancy, $45,000 in professional and consulting, $29,000 in furniture and equipment, $26,000 in advertising and marketing, and $9,000 in printing and supplies. During the six months ended June 30, 2015, total non-interest expense increased by $180,000. The increase was primarily due to increases of $307,000 in salary and employee benefits (normal merit increases, higher incentives paid to revenue generators, and increased restricted stock expense), $36,000 in other expenses, and $15,000 in FDIC insurance. These increases were partially offset by decreases of $71,000 in occupancy, $58,000 in furniture and equipment, $35,000 in professional and consulting, $12,000 in advertising and marketing, and $7,000 in loss on sale or write down of OREO.

INCOME TAXES

Income tax expense for the three and six-month periods ended June 30, 2015 was $417,000 and $766,000, compared to $361,000 and $684,000 for the same periods in 2014. The effective tax rate for the three and six-month periods ended June 30, 2015 was 25.2% and 24.4%  compared to 24.4%  and 24.4% for the same periods in 2014.  Income tax expense for each period differs from the amount determined at the statutory rate of 34.0% due to tax-exempt income on loans and investment securities, DNB's ownership of BOLI policies, and tax credits recognized on a low-income housing limited partnership.

ASSET QUALITY

DNB continues to work diligently to improve asset quality by adhering to strict underwriting standards and improving lending policies and procedures. Non-performing assets totaled $6.6 million at June 30,  2015 compared to $7.8 million at December 31, 2014 and $6.1 million at June 30, 2014. The non-performing loans to total loans ratio was 0.98% at June 30, 2015,  1.50% at December 31, 2014 and 1.18% at June 30, 2014. The non-performing assets to total assets ratio was 0.88% at June 30, 2015, 1.07% at December 31, 2014, and 0.89% at June 30, 2014. The allowance to non-performing loans and leases ratio was 110.3% at June 30, 2015, 71.6% at December 31, 2014 and 94.6% at June 30, 2014. Non-performing assets have, and will continue to have, an impact on earnings; therefore management intends to continue working aggressively to reduce the level of such assets.

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

DNB’s Credit Policy Committee monitors the performance of the loan and lease portfolio to identify potential problem assets on a timely basis. Committee members meet to design, implement and review asset recovery strategies, which serve to maximize the recovery of each troubled asset. As of June 30, 2015,  DNB had $21.8 million of substandard loans. Of the $21.8 million, $17.1 million are performing and are believed to require increased supervision and review; and may, depending on the economic environment and other factors, become non-performing assets in future periods. The amount of performing substandard loans at December 31, 2014 was $16.0 million. The majority of the loans are secured by commercial real estate, with lesser amounts being secured by residential real estate, inventory and receivables.

The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, and (iii) OREO as a result of foreclosure or voluntary transfer to DNB as well as other repossessed assets. In addition, the table sets forth DNB's asset quality and allowance coverage ratios at the dates indicated:

Non-Performing Assets

(Dollars in thousands)

	June 30, 2015	December 31, 2014	June 30, 2014
Non-accrual loans:
Residential mortgage	$1,671	$2,458	$1,734
Commercial mortgage	1,251	1,294	192
Commercial:
Commercial term	193	198	-
Commercial construction	749	2,043	2,293
Consumer:
Home equity	431	432	346
Other	169	94	99
Total non-accrual loans	4,464	6,519	4,664
Loans 90 days past due and still accruing	168	334	501
Total non-performing loans	4,632	6,853	5,165
Other real estate owned & other repossessed property	2,002	901	945
Total non-performing assets	$6,634	$7,754	$6,110
Asset quality ratios:
Non-performing loans to total loans	0.98%	1.50%	1.18%
Non-performing assets to total assets	0.88	1.07	0.89
Allowance for credit losses to:
Total loans and leases	1.08	1.08	1.11
Non-performing loans and leases	110.3	71.6	94.6

Included in the loan and lease portfolio are loans for which DNB has ceased the accrual of interest.  If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
(Dollars in thousands)	2015	2014	2014
Interest income which would have been
recorded under original terms	$278	$499	$232
Interest income recorded during the period	-	97	3
Net impact on interest income	$278	$402	$229

As of June 30, 2015, DNB had one commercial mortgage classified as a TDR totaling $2,222,000, compared to one commercial mortgage classified as a TDR totaling $2,246,000 (the same loan) at December 31, 2014, and one commercial mortgage classified as a TDR totaling $2,269,000 (the same loan) at June 30, 2014. The rate on this loan was modified and the terms of the loans were changed to interest only while the project was being built out. The loan commenced normal principal and interest payments in June 2014.  The loan was extended and there was no reduction of principal. The balance of the loan prior to modification was $2,272,000 and the balance after the modification was $2,272,000. During the three and six months ended June 30, 2015, there were no defaults on any terms of this loan.

As of June 30, 2015, DNB had one consumer home equity loan classified as a TDR totaling $102,000, compared to one consumer home equity loan classified as a TDR totaling $102,000 (the same loan) at December 31, 2014, and one consumer home equity loan classified as a TDR totaling $102,000 (the same loan) at June 30, 2014. The monthly payment on this loan was reduced for 36 months and the borrower will resume making contractual payments at the end of this period. The loan was extended and there was no reduction of principal. This loan was classified a TDR in June of 2014. The balance of the loan prior to modification was $102,000 and the balance after the modification was $102,000. During the three and six months ended June 30, 2015, there were no defaults on any terms of this loan.

Impaired loans are measured for impairment using the fair value of the collateral for collateral dependent loans.  Information regarding impaired loans is presented as follows:

	At and For the	At and For the	At and For the
	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
(Dollars in thousands)	2015	2014	2014
Total recorded investment	$7,013	$9,056	$7,198
Impaired loans with a specific allowance	1,014	850	1,384
Impaired loans without a specific allowance	5,999	8,206	5,814
Average recorded investment	8,442	8,064	7,604
Specific allowance allocation	317	273	300
Total principal and interest collected	473	478	272
Interest income recorded	-	97	3

LIQUIDITY AND CAPITAL RESOURCES

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes.  DNB’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding.  As part of its liquidity management, DNB maintains assets that comprise its primary liquidity, which totaled $92.5 million at June 30, 2015 compared to $71.9 million at December 31, 2014.  Primary liquidity includes investments, Federal funds sold and cash and due from banks, less pledged securities.  DNB also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.

 In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs.  Through these relationships, DNB had available credit of approximately $299.8 million at June 30, 2015.  As a member of the FHLB, we are eligible to borrow up to a specific credit limit which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of June 30, 2015, our Maximum Borrowing Capacity with the FHLB was $253.8 million. At June 30, 2015, DNB had borrowed $20.0 million and the FHLB had issued letters of credit, on DNB's behalf, totaling $30.0 million against its available credit lines. At June 30, 2015, we also had available $46.0 million of unsecured federal funds lines of credit with other financial institutions as well as $19.7 million of available short or long term funding through the Certificate of Deposit Account Registry Service (CDARS) program and $113.1 million of available short or long term funding through Raymond James’ brokered CDs agreement. Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

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

At June 30, 2015, DNB had $113.8 million in un-funded loan commitments. Management anticipates these commitments will be funded by means of normal cash flows. Certificates of deposit greater than or equal to $100,000 scheduled to mature in one year or less from June 30, 2015 totaled $23.1 million.  Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in cash and cash equivalents or by pay-downs and maturities of loans and investments.

The Corporation and the Bank have each met the definition of “well capitalized” for regulatory purposes on June 30, 2015.  The Bank’s capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of the Corporation’s or the Bank’s overall financial condition or prospects. The Corporation’s capital exceeds the FRB’s minimum leverage ratio requirements for bank holding companies (see additional discussion included in Note 16 of DNB’s December 31, 2014 Form 10-K).

Under federal banking laws and regulations, DNB and the Bank are required to maintain minimum capital as determined by certain regulatory ratios. Capital adequacy for regulatory purposes, and the capital category assigned to an institution by its regulators, may be determinative of an institution’s overall financial condition.

The following table summarizes data and ratios pertaining to the Corporation and the Bank's capital structure.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation
June 30, 2015
Total risk-based capital	$82,301	15.2%	$43,282	8.0%	N/A	N/A
Tier 1 risk-based capital	67,263	12.4	32,462	6.0	N/A	N/A
Tier 1 (leverage) capital	67,263	9.0	29,816	4.0	N/A	N/A
December 31, 2014
Total risk-based capital	$79,491	15.9%	$39,951	8.0%	N/A	N/A
Tier 1 risk-based capital	74,419	14.9	19,975	4.0	N/A	N/A
Tier 1 (leverage) capital	74,419	10.6	28,215	4.0	N/A	N/A
DNB First, N.A.
June 30, 2015
Total risk-based capital	$81,423	15.1%	$43,189	8.0%	$53,987	10.0%
Tier 1 risk-based capital	76,135	14.1	32,392	6.0	43,189	8.0
Tier 1 (leverage) capital	76,135	10.2	29,775	4.0	37,219	5.0
December 31, 2014
Total risk-based capital	$79,510	15.9%	$39,919	8.0%	$49,898	10.0%
Tier 1 risk-based capital	74,438	14.9	19,959	4.0	29,939	6.0
Tier 1 (leverage) capital	74,438	10.6	28,198	4.0	35,247	5.0

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes an Economic Value of Equity ("EVE") model.  The EVE model measures the potential price risk of equity to changes in interest rates and factors in the optionality included on the balance sheet.  EVE analysis is used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points.  The EVE is likely to be different if rates change.  Results falling outside prescribed ranges may require action by management.  At June 30, 2015 and December 31, 2014, DNB's variance in the EVE as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the following table. The change as a percentage of the present value of equity with a 200 basis point increase was within DNB's negative 25% guideline at June 30, 2015 and December 31, 2014.

(Dollars in thousands)	June 30, 2015			December 31, 2014
Change in rates	Flat	-200bp	+200bp	Flat	-200bp	+200bp
EVE	$73,100	$67,592	$62,214	$72,548	$68,218	$58,656
Change		(5,508)	(10,886)		(4,330)	(13,892)
Change as % of assets		(0.7%)	(1.4%)		(0.6%)	(1.9%)
Change as % of PV equity		(7.5%)	(14.9%)		(6.0%)	(19.1%)

ITEM 4- CONTROLS AND PROCEDURES

DNB’s Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2015, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, Management has concluded that DNB’s current disclosure controls and procedures are effective.

Management of DNB is responsible for establishing and maintaining adequate internal control over financial reporting for DNB, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  There was no change in DNB’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, DNB’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Neither DNB nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material legal proceedings other than ordinary routine litigation incident to their businesses.

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended June 30, 2015. The following table provides information on repurchases by DNB of its common stock in each month of the quarter ended June 30, 2015:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	Per Share	or Programs	Programs (a)

April 1, 2015 – April 30, 2015	-	$-	-	$63,016

May 1, 2015 – May 31, 2015	-	-	-	$63,016

June 1, 2015 – June 30, 2015	-	-	-	$63,016

Total	-	$-	-	$63,016

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

overmber
DNB FINANCIAL CORPORATION

August 10, 2015	BY:	/s/ William S. Latoff
William S. Latoff, Chairman of the Board and Chief Executive Officer

August 10, 2015	BY:	/s/ Gerald F. Sopp
Gerald F. Sopp, Chief Financial Officer and Executive Vice President

Exhibit Number	Exhibit Index Description
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