Form 10-Q
period 2015-09-30
DNB FINANCIAL CORP /PA/
filed 2015-11-09
CIK 713671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: September 30, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 Par Value) (Class)	2,809,917 (Shares Outstanding as of November 9, 2015)

DNB FINANCIAL CORPORATION AND SUBSIDIARY

INDEX

	PART I - FINANCIAL INFORMATION	PAGE NO

ITEM 1.	FINANCIAL STATEMENTS (Unaudited):

	CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	September 30, 2015 and December 31, 2014	3

	CONSOLIDATED STATEMENTS OF INCOME
	Three and Nine-Months Ended September 30, 2015 and 2014	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three and Nine-Months Ended September 30, 2015 and 2014	5

	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	6
	Nine Months Ended September 30, 2015 and 2014

	CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30, 2015 and 2014	7

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	30

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	47

ITEM 4.	CONTROLS AND PROCEDURES	47

	PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	47

ITEM 1A.	RISK FACTORS	47

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	47

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	48

ITEM 4.	MINE SAFETY DISCLOSURES	48

ITEM 5.	OTHER INFORMATION	48

ITEM 6.	EXHIBITS	48

SIGNATURES		49

EXHIBIT INDEX

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

DNB Financial Corporation and Subsidiary

Consolidated Statements of Financial Condition (Unaudited)

	September 30,	December 31,
(Dollars in thousands, except share and per share data)	2015	2014
Assets
Cash and due from banks	$18,959	$12,504
Federal Funds Sold	-	-
Cash and cash equivalents	18,959	12,504
Available-for-sale investment securities at fair value (amortized cost of $162,088 and $172,867)	162,063	172,202
Held-to-maturity investment securities (fair value of $66,007 and $60,099)	65,300	59,454
Total investment securities	227,363	231,656
Loans held for sale	-	617
Loans and leases	470,396	455,603
Allowance for credit losses	(4,729)	(4,906)
Net loans and leases	465,667	450,697
Restricted stock	2,964	2,587
Office property and equipment, net	6,630	7,668
Accrued interest receivable	2,542	2,253
Other real estate owned & other repossessed property	2,235	901
Bank owned life insurance (BOLI)	9,267	9,098
Core deposit intangible	70	82
Net deferred taxes	3,512	3,446
Other assets	2,682	1,821
Total assets	$741,891	$723,330
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$120,018	$102,107
Interest-bearing deposits:
NOW	189,502	205,816
Money market	139,213	143,483
Savings	71,316	66,634
Time	69,744	76,805
Brokered deposits	18,665	10,238
Total deposits	608,458	605,083
Federal Home Loan Bank of Pittsburgh (FHLBP) advances	20,000	20,000
Repurchase agreements	30,501	19,221
Junior subordinated debentures	9,279	9,279
Subordinated debt	9,750	-
Other borrowings	475	505
Total borrowings	70,005	49,005
Accrued interest payable	322	351
Other liabilities	4,738	4,983
Total liabilities	683,523	659,422
Stockholders’ Equity
Preferred stock, $10.00 par value;
1,000,000 shares authorized; $1,000 liquidation preference per share; 3,250 and 13,000 issued, respectively	3,250	13,000
Common stock, $1.00 par value;
10,000,000 shares authorized; 2,919,126 and 2,903,610 issued, respectively; 2,806,549 and 2,778,724 outstanding, respectively	2,961	2,931
Treasury stock, at cost; 112,577 and 124,886 shares, respectively	(2,076)	(2,301)
Surplus	35,147	34,745
Retained earnings	20,259	17,132
Accumulated other comprehensive loss	(1,173)	(1,599)
Total stockholders’ equity	58,368	63,908
Total liabilities and stockholders’ equity	$741,891	$723,330

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
Interest Income:
Interest and fees on loans and leases	$5,083	$4,948	$15,006	$14,610
Interest and dividends on investment securities:
Taxable	714	671	2,208	2,120
Exempt from federal taxes	354	275	1,042	826
Interest on cash and cash equivalents	10	11	32	28
Total interest and dividend income	6,161	5,905	18,288	17,584
Interest Expense:
Interest on NOW, money market and savings	148	121	450	408
Interest on time deposits	84	149	291	566
Interest in brokered deposits	68	23	118	28
Interest on FHLB advances	198	148	589	443
Interest on repurchase agreements	16	10	35	29
Interest on junior subordinated debentures	77	75	224	221
Interest on subordinated debt	103	-	237	-
Interest on other borrowings	17	18	51	55
Total interest expense	711	544	1,995	1,750
Net interest income	5,450	5,361	16,293	15,834
Provision for credit losses	100	300	815	930
Net interest income after provision for credit losses	5,350	5,061	15,478	14,904
Non-interest Income:
Service charges	292	303	860	935
Wealth management	317	343	1,091	979
Mortgage banking	38	30	127	30
Increase in cash surrender value of BOLI	57	58	169	174
Gain on sale of investment securities, net	10	86	74	423
Gain on sale of loans	-	-	416	-
Other fees	323	307	973	919
Total non-interest income	1,037	1,127	3,710	3,460
Non-interest Expense:
Salaries and employee benefits	2,615	2,431	7,897	7,406
Furniture and equipment	303	311	908	974
Occupancy	431	497	1,500	1,637
Professional and consulting	317	296	906	920
Advertising and marketing	141	149	480	500
Printing and supplies	35	42	122	129
FDIC insurance	129	123	376	355
PA shares tax	151	151	452	451
Telecommunications	63	68	184	188
Postage	20	17	65	59
Loss on sale or write down of OREO, net	154	-	154	7
Other expenses	400	447	1,263	1,274
Total non-interest expense	4,759	4,532	14,307	13,900
Income before income tax expense	1,628	1,656	4,881	4,464
Income tax expense	359	427	1,125	1,111
Net income	$1,269	$1,229	$3,756	$3,353
Preferred stock dividends and accretion of discount	8	33	42	103
Net income available to Common Shareholders	$1,261	$1,196	$3,714	$3,250
Earnings per common share:
Basic	$0.45	$0.43	$1.33	$1.18
Diluted	$0.44	$0.43	$1.31	$1.16
Cash dividends per common share	$0.07	$0.07	$0.21	$0.21
Weighted average common shares outstanding:
Basic	2,806,549	2,769,451	2,798,360	2,763,597
Diluted	2,852,237	2,816,703	2,844,319	2,809,691

See accompanying notes to unaudited consolidated financial statements

DNB Financial Corporation and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Net income	$1,269	$1,229	$3,756	$3,353
Other Comprehensive Income (Loss):
Unrealized holding gains (losses) arising during the period
Before tax amount	767	(647)	714	1,377
Tax effect	(261)	220	(243)	(468)
Net of tax	506	(427)	471	909
Accretion of discount on AFS to HTM reclassification(1)
Before tax amount	2	2	6	6
Tax effect(2)	(1)	-	(2)	(2)
Net of tax	1	2	4	4
Less reclassification for gains included in net income
Before tax amount	(10)	(86)	(74)	(423)
Tax effect(2)	4	29	25	144
Net of tax	(6)	(57)	(49)	(279)
Total other comprehensive income (loss)	501	(482)	426	634
Total comprehensive income	$1,770	$747	$4,182	$3,987
(1) Amounts are included in interest and dividends on investment securities in the consolidated statements of income.
(2) Amounts are included in income tax expense (benefit) in the consolidated statements of income.

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corportation and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

						Accumulated
						Other
	Preferred	Common	Treasury		Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at January 1, 2015	$13,000	$2,931	$(2,301)	$34,745	$17,132	$(1,599)	$63,908
Net income for nine months ended September 30, 2015	-	-	-	-	3,756	-	3,756
Other comprehensive income	-	-	-	-	-	426	426
Redemption of preferred stock (9,750 shares)	(9,750)	-	-	-	-	-	(9,750)
Restricted stock compensation expense	-	14	-	236	-	-	250
Exercise of stock options (95,834 shares)	-	16	-	247	-	-	263
Taxes on exercise of stock options	-	-	-	(153)	-	-	(153)
Cash dividends - common ($0.21 per share)	-	-	-	-	(587)	-	(587)
Cash dividends SBLF preferred	-	-	-	-	(42)	-	(42)
Sale of treasury shares to 401(k) (8,280 shares)	-	-	151	49	-	-	200
Sale of treasury shares to deferred comp. plan (4,029 shares)	-	-	74	23	-	-	97
Balance at September 30, 2015	$3,250	$2,961	$(2,076)	$35,147	$20,259	$(1,173)	$58,368

						Accumulated
						Other
	Preferred	Common	Treasury		Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at January 1, 2014	$12,995	$2,910	$(2,629)	$34,441	$13,239	$(2,373)	$58,583
Net income for nine months ended September 30, 2014	-	-	-	-	3,353	-	3,353
Other comprehensive income	-	-	-	-	-	634	634
SBLF issuance costs accretion	5	-	-	-	(5)	-	-
Restricted stock compensation expense	-	10	-	148	-	-	158
Exercise of stock options (22,806 shares)	-	5	-	12	-	-	17
Taxes on exercise of stock options	-	-	-	(24)	-	-	(24)
Stock option compensation expense	-	-	-	42	-	-	42
Cash dividends - common ($0.21 per share)	-	-	-	-	(581)	-	(581)
Cash dividends SBLF preferred	-	-	-	-	(98)	-	(98)
Sale of treasury shares to 401(k) (9,071 shares)	-	-	166	19	-	-	185
Sale of treasury shares to deferred comp. plan (4,565 shares)	-	-	84	10	-	-	94
Balance at September 30, 2014	$13,000	$2,925	$(2,379)	$34,648	$15,908	$(1,739)	$62,363

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2015	2014
Cash Flows From Operating Activities:
Net income	$3,756	$3,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,385	1,370
Provision for credit losses	815	930
Stock based compensation	250	200
Net gain on sale of investments	(74)	(423)
Net loss on sale and write down of OREO and other repossessed property	154	7
Earnings from investment in BOLI	(169)	(174)
Deferred tax benefit	(285)	(234)
Proceeds from sales of loans originated for sale	14,332	1,183
Loans originated for sale	(13,172)	(1,153)
Gain on sale of loans	(543)	(30)
Write off of property and equipment	690	-
Taxes on exercise of stock options	(153)	(24)
(Increase) decrease in accrued interest receivable	(289)	20
(Increase) decrease in other assets	(859)	216
Decrease in accrued interest payable	(29)	(75)
(Decrease) increase in other liabilities	(245)	174
Net Cash Provided By Operating Activities	5,564	5,340
Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Sales	17,969	34,970
Maturities, repayments and calls	39,982	20,317
Purchases	(47,929)	(68,991)
Activity in held-to-maturity securities:
Sales	-	1,613
Maturities, repayments and calls	1,452	1,675
Purchases	(7,209)	-
Net (increase) decrease in restricted stock	(377)	36
Net increase in loans and leases	(17,273)	(34,830)
Net purchases of property and equipment, less proceeds from disposals	(280)	(283)
Proceeds from sale of OREO and other repossessed property	-	299
Net Cash Used in Investing Activities	(13,665)	(45,194)
Cash Flows From Financing Activities:
Net increase in deposits	3,375	30,619
Net increase (decrease) in repurchase agreements	11,280	(524)
Proceeds from issuance of subordinated debt	9,750	-
Repayment of other borrowings	(30)	(27)
Dividends paid	(629)	(679)
Proceeds from the exercise of stock options	263	17
Redemption of preferred stock	(9,750)	-
Sale of treasury stock	297	279
Net Cash Provided by Financing Activities	14,556	29,685
Net Change in Cash and Cash Equivalents	6,455	(10,169)
Cash and Cash Equivalents at Beginning of Period	12,504	34,060
Cash and Cash Equivalents at End of Period	$18,959	$23,891
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,024	$1,825
Income taxes	1,702	722
Supplemental Disclosure of Non-cash Flow Information:
Transfers from loans and leases to real estate owned and other repossessed property	1,488	111

See accompanying notes to unaudited consolidated financial statements.

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, DNB First, National Association (the "Bank") have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior amounts not affecting net income are reclassified when necessary to conform to current period classifications. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results which may be expected for the entire year.  The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2014.

Subsequent Events-- Management has evaluated events and transactions occurring subsequent to September 30, 2015 for items that should potentially be recognized or disclosed in these Consolidated Financial Statements. The evaluation was conducted through the date these financial statements were issued.

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

In June 2014, ASU No. 2014-11 amended ASC Topic 860, “Transfers and Servicing” to address concerns that current accounting guidance distinguishes between repurchase agreements that settle at the same time as the maturity of the transferred financial asset and those that settle any time before maturity. The update changed the accounting for repurchase-to-maturity transactions to secured borrowing accounting and, for repurchase financing arrangements, separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which resulted in secured borrowing accounting for the repurchase agreement. The adoption of this ASU did not have a material effect on DNB’s operating results or financial condition.

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

NOTE 2: INVESTMENT SECURITIES

The amortized cost and fair values of investment securities, as of the dates indicated, are summarized as follows:

	September 30, 2015
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$7,912	$426	$-	$8,338
Government Sponsored Entities (GSE) mortgage-backed securities	2,937	115	-	3,052
Corporate bonds	11,052	319	(4)	11,367
Collateralized mortgage obligations GSE	2,821	23	(9)	2,835
State and municipal tax-exempt	40,578	316	(479)	40,415
Total	$65,300	$1,199	$(492)	$66,007

Available For Sale
US Government agency obligations	$60,849	$127	$(8)	$60,968
GSE mortgage-backed securities	43,098	233	(40)	43,291
Collateralized mortgage obligations GSE	17,110	37	(254)	16,893
Corporate bonds	23,409	20	(233)	23,196
State and municipal tax-exempt	17,595	107	(5)	17,697
Equity securities	27	2	(11)	18
Total	$162,088	$526	$(551)	$162,063

	December 31, 2014
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$7,730	$343	$-	$8,073
Government Sponsored Entities (GSE) mortgage-backed securities	3,579	133	-	3,712
Corporate bonds	3,951	324	-	4,275
Collateralized mortgage obligations GSE	3,605	3	(29)	3,579
State and municipal tax-exempt	40,589	418	(547)	40,460
Total	$59,454	$1,221	$(576)	$60,099

Available For Sale
US Government agency obligations	$61,547	$4	$(197)	$61,354
GSE mortgage-backed securities	66,669	189	(135)	66,723
Collateralized mortgage obligations GSE	20,499	8	(496)	20,011
Corporate bonds	13,208	-	(106)	13,102
State and municipal tax-exempt	10,917	87	(10)	10,994
Equity securities	27	2	(11)	18
Total	$172,867	$290	$(955)	$172,202

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The following table details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at September 30, 2015 and December 31, 2014.

	September 30, 2015
			Fair Value	Unrealized	Fair Value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
Corporate bonds	$2,674	$(4)	$2,674	$(4)	$-	$-
Collateralized mortgage obligations GSE	1,611	(9)	420	(6)	1,191	(3)
State and municipal tax-exempt	16,867	(479)	6,681	(76)	10,186	(403)
Total	$21,152	$(492)	$9,775	$(86)	$11,377	$(406)
Available For Sale
US Government agency obligations	$13,231	$(8)	$13,231	$(8)	$-	$-
GSE mortgage-backed securities	6,516	(40)	1,990	(4)	4,526	(36)
Collateralized mortgage obligations GSE	12,557	(254)	829	(6)	11,728	(248)
Corporate bonds	18,526	(233)	14,099	(161)	4,427	(72)
State and municipal tax-exempt	7,286	(5)	7,286	(5)	-	-
Equity securities	12	(11)	-	-	12	(11)
Total	$58,128	$(551)	$37,435	$(184)	$20,693	$(367)

	December 31, 2014
			Fair Value	Unrealized	Fair Value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
Collateralized mortgage obligations GSE	$3,043	$(29)	$3,043	$(29)	$-	$-
State and municipal tax-exempt	19,054	(547)	2,138	(7)	16,916	(540)
Total	$22,097	$(576)	$5,181	$(36)	$16,916	$(540)
Available For Sale
US Government agency obligations	$56,342	$(197)	$49,222	$(97)	$7,120	$(100)
GSE mortgage-backed securities	22,157	(135)	14,996	(38)	7,161	(97)
Collateralized mortgage obligations GSE	18,133	(496)	3,669	(5)	14,464	(491)
Corporate bonds	13,102	(106)	9,531	(31)	3,571	(75)
State and municipal tax-exempt	2,967	(10)	2,360	(9)	607	(1)
Equity securities	12	(11)	-	-	12	(11)
Total	$112,713	$(955)	$79,778	$(180)	$32,935	$(775)

As of September 30, 2015, there were four GSE mortgage-backed securities, eleven corporate bonds, two U.S. agency obligations, fourteen collateralized mortgage obligations, thirty tax-exempt municipalities, and five equity securities which were in an unrealized loss position. DNB does not intend to sell these securities and management of DNB does not expect to be required to sell any of these securities prior to a recovery of its cost basis. Management has reviewed all of these securities and believes that DNB will collect all principal and interest that is due on debt securities on a timely basis.  Management does not believe any individual unrealized loss as of September 30, 2015 represents an other-than-temporary impairment (OTTI). DNB reviews its investment portfolio on a quarterly basis judging each investment for OTTI. The OTTI analysis focuses on condition of the issuers as well as duration and severity of impairment in determining OTTI. As of September 30, 2015, the following securities were reviewed:

Collateralized mortgage obligations GSE  There are fourteen impaired securities classified as collateralized mortgage obligations, twelve of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 3.48% of its book value. All of these securities were issued and insured by FNMA, FHLMC or GNMA. DNB receives monthly principal and interest payments on all of these securities on a timely basis and none of these agencies has ever defaulted on mortgage-backed principal or interest. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from September 30, 2015 levels. Management concluded that these securities were not other-than-temporarily impaired at September 30, 2015.

State and municipal tax-exempt There are thirty impaired securities in this category, which are comprised of intermediate to long-term municipal bonds, fourteen of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 6.51% of its book value. All of the issues carry an “A-” or better underlying credit rating and/or have strong underlying fundamentals; included but not limited to annual financial reports, geographic location, population and debt ratios. In certain cases, options for calls reduce the effective duration and in turn, future market value fluctuations. All issues are performing and are expected to continue to perform in accordance with their respective contractual terms and conditions. There have not been disruptions of any payments, associated with any of these municipal securities. These bonds are investment grade and the value decline is related to the changes in interest rates. Of the thirty municipal securities, there are eighteen insured school districts, seven uninsured school districts, and five uninsured townships, all of which have strong underlying ratings. Management concluded that these securities were not other-than-temporarily impaired at September 30, 2015.

US Government agency obligations  There are two impaired securities classified as agencies, none of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 0.07% of its book value. All of these securities were issued and insured by FHLB, FNMA, or FHLMC. DNB has received timely interest payments on all of these securities and none of these agencies has ever defaulted on their bonds. DNB anticipates a recovery in the market value as the securities approach their maturity dates. Management concluded that these securities were not other-than-temporarily impaired at September 30, 2015.

GSE mortgage-backed securities  There are four impaired bonds classified as GSE mortgage-backed securities, three of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 0.94% of its book value. All of these securities were issued and insured by FNMA, FHLMC, or GNMA. DNB receives monthly principal and interest payments on all of these securities on a timely basis and none of these agencies has ever defaulted on principal or interest. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from September 30, 2015 levels. Management concluded that these securities were not other-than-temporarily impaired at September 30, 2015.

Corporate securities There are eleven impaired bonds classified as corporate bonds, two of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 2.88% of its book value. The bonds are investment grade and the value decline is related to the changes in interest rates that occurred since the time of purchase and subsequent changes in spreads affecting the market prices. All of the issues carry a "BBB" or better underlying credit support and were evaluated on the basis on their underlying fundamentals; included but not limited to annual financial reports, rating agency reports, capital strength and debt ratios. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from September 30, 2105 levels. Management concluded that these securities were not other-than-temporarily impaired at September 30, 2015.

Equity securities.  DNB’s investment in five marketable equity securities consists primarily of securities in common stock of community banks in Pennsylvania, all of which have been impaired for more than 12 months. The unrealized loss of this portfolio is $11,000. The largest unrealized loss of a security in this group is 78.33%. The severity and duration of the impairment are driven by higher collateral losses, wider credit spreads, and changes in interest rates within the financial services sector. DNB evaluated the prospects of all issuers in relation to the severity and duration of the impairment. These securities have been adversely impacted by the effects of the current economic environment on the financial services industry. We evaluated each of the underlying banks for credit impairment based on its financial condition and performance. Based on our evaluation and expectation that these investments will recover within a reasonable period of time, management does not consider these investments to be other-than-temporarily impaired at September 30, 2015.

The amortized cost and fair value of investment securities as of September 30, 2015, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid without penalties.

	Held to Maturity		Available for Sale
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$-	$-	$6,689	$6,684
Due after one year through five years	15,069	15,755	80,666	80,594
Due after five years through ten years	30,304	30,403	43,967	44,197
Due after ten years	19,927	19,849	30,739	30,570
No stated maturity	-	-	27	18
Total investment securities	$65,300	$66,007	$162,088	$162,063

The gross principal value of investments securites sold as of the dates indicated are shown below. The HTM securities that were sold during the nine months ended September 30, 2014 were permissible because DNB collected greater than 85% of the original recorded investment on the HTM securities prior to the sale.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Available for sale securities sold	$8,238	$6,635	$17,969	$34,970
Held to maturity securities sold	-	385	-	1,613
Total sold securities	$8,238	$7,020	$17,969	$36,583

Gains and losses resulting from investment sales, redemptions or calls were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Gross realized gains-AFS	$13	$81	$77	$375
Gross realized gains-HTM	-	5	-	73
Gross realized losses-AFS	(3)	-	(3)	(25)
Net realized gain	$10	$86	$74	$423

At September 30, 2015 and December 31, 2014, investment securities with a carrying value of approximately $167.8 million and $174.9 million, respectively, were pledged to secure public funds, repurchase agreements and for other purposes as required by law.

NOTE 3: LOANS

The following table sets forth information concerning the composition of total loans and leases outstanding, as of the dates indicated.

(Dollars in thousands)	September 30, 2015	December 31, 2014
Residential mortgage	$27,591	$25,993
Commercial mortgage	287,161	257,310
Commercial:
Commercial term	77,020	80,819
Commercial construction	20,679	35,534
Consumer:
Home equity	52,540	50,192
Other	5,405	5,755
Total loans and leases	$470,396	$455,603
Less allowance for credit losses	(4,729)	(4,906)
Net loans and leases	$465,667	$450,697

Information concerning non-accrual loans are shown in the following tables:

			Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
(Dollars in thousands)	December 31, 2014	September 30, 2015	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income
Non-accrual loans:
Residential mortgage	$2,458	$1,600	$10	$-	$10	$50	$-	$50
Commercial mortgage	1,294	1,075	21	-	21	64	-	64
Commercial:
Commercial term	198	191	2	-	2	7	-	7
Commercial construction	2,043	451	56	-	56	226	-	226
Consumer:
Home equity	432	313	7	-	7	19	-	19
Other	94	120	6	-	6	14	-	14
Total non-accrual loans	$6,519	$3,750	$102	$-	$102	$380	$-	$380
Loans 90 days past due and accruing	334	498	-	-	-	5	5	-
Total non-performing loans	$6,853	$4,248	$102	$-	$102	$385	$5	$380

		Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
(Dollars in thousands)	September 30, 2014	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income
Non-accrual loans:
Residential mortgage	$2,117	$21	$-	$21	$45	$-	$45
Commercial mortgage	1,131	9	-	9	18	-	18
Commercial:
Commercial term	200	1	-	1	1	-	1
Commercial construction	2,043	87	-	87	267	-	267
Consumer:
Home equity	342	5	-	5	19	3	16
Other	95	5	-	5	10	-	10
Total non-accrual loans	$5,928	$128	$-	$128	$360	$3	$357
Loans 90 days past due and accruing	105	3	3	-	10	10	-
Total non-performing loans	$6,033	$131	$3	$128	$370	$13	$357

NOTE 4: ALLOWANCE FOR CREDIT LOSSES

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a scheduled payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of September 30, 2015 and December 31, 2014.

Age Analysis of Past Due Loans Receivable

September 30, 2015
							Loans
							Receivable
	30-59	60-89	Greater			Total	> 90
	Days Past	Days Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivable	Accruing
Residential mortgage	$54	$1,440	$2,021	$3,515	$24,076	$27,591	$498
Commercial mortgage	259	-	96	355	286,806	287,161	-
Commercial:
Commercial term	-	-	-	-	77,020	77,020	-
Commercial construction	-	-	451	451	20,228	20,679	-
Consumer:
Home equity	-	-	246	246	52,294	52,540	-
Other	-	84	120	204	5,201	5,405	-
Total	$313	$1,524	$2,934	$4,771	$465,625	$470,396	$498

December 31, 2014
							Loans
							Receivable
	30-59	60-89	Greater			Total	> 90
	Days Past	Days Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivable	Accruing
Residential mortgage	$1,005	$302	$2,648	$3,955	$22,038	$25,993	$191
Commercial mortgage	48	187	236	471	256,839	257,310	-
Commercial:
Commercial term	-	-	-	-	80,819	80,819	-
Commercial construction	-	-	2,043	2,043	33,491	35,534	-
Consumer:
Home equity	58	214	386	658	49,534	50,192	119
Other	71	70	119	260	5,495	5,755	24
Total	$1,182	$773	$5,432	$7,387	$448,216	$455,603	$334

The following tables summarize information in regards to impaired loans by loan portfolio class as of and for the three and nine months ended September 30, 2015 and 2014 and as of December 31, 2014.

Impaired Loans

	September 30, 2015			December 31, 2014
	Recorded	Unpaid	Related	Recorded	Unpaid	Related
	Investment	Principal	Allowance	Investment	Principal	Allowance
(Dollars in thousands)		Balance			Balance
With no related allowance recorded:
Residential mortgage	$1,483	$2,083	$-	$2,457	$3,270	$-
Commercial mortgage	1,191	1,454	-	3,400	3,501	-
Commercial construction	-	-	-	1,706	4,822	-
Consumer:
Home equity	431	446	-	549	564	-
Other	80	88	-	94	102	-
Total	$3,185	$4,071	$-	$8,206	$12,259	$-
With allowance recorded:
Residential mortgage	117	117	2	-	-	-
Commercial mortgage	-	-	-	200	200	104
Commercial:
Commercial term	200	209	112	200	202	119
Commercial construction	563	2,945	4	450	2,031	50
Consumer:
Other	40	40	2	-	-	-
Total	$920	$3,311	$120	$850	$2,433	$273
Total:
Residential mortgage	1,600	2,200	2	2,457	3,270	-
Commercial mortgage	1,191	1,454	-	3,600	3,701	104
Commercial:
Commercial term	200	209	112	200	202	119
Commercial construction	563	2,945	4	2,156	6,853	50
Consumer:
Home equity	431	446	-	549	564	-
Other	120	128	2	94	102	-
Total	$4,105	$7,382	$120	$9,056	$14,692	$273

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Residential mortgage	$1,577	$-	$1,926	$-	$1,948	$-	$1,899	$-
Commercial mortgage	2,277	28	2,964	29	2,831	85	2,736	76
Commercial construction	125	-	1,625	-	763	-	1,211	-
Consumer:
Home equity	489	1	459	1	497	3	437	7
Other	125	-	61	-	134	-	54	-
Total	$4,593	$29	$7,035	$30	$6,173	$88	$6,337	$83
With allowance recorded:
Residential mortgage	59	-	-	-	131	-	188	-
Commercial mortgage	101	-	-	-	151	-	18	-
Commercial:
Commercial term	200	-	100	-	200	-	50	-
Commercial construction	588	-	656	-	672	-	1,170	-
Consumer:
Home equity	-	-	-	-	22	-	-	-
Other	20	-	36	-	10	-	53	-
Total	$968	$-	$792	$-	$1,186	$-	$1,479	$-
Total:
Residential mortgage	1,636	-	1,926	-	2,079	-	2,087	-
Commercial mortgage	2,378	28	2,964	29	2,982	85	2,754	76
Commercial:
Commercial term	200	-	100	-	200	-	50	-
Commercial construction	713	-	2,281	-	1,435	-	2,381	-
Consumer:
Home equity	489	1	459	1	519	3	437	7
Other	145	-	97	-	144	-	107	-
Total	$5,561	$29	$7,827	$30	$7,359	$88	$7,816	$83

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within DNB’s internal risk rating system as of September 30, 2015 and December 31, 2014.

Credit Quality Indicators

	September 30, 2015
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$25,720	$-	$1,871	$-	$27,591
Commercial mortgage	276,237	4,029	6,895	-	287,161
Commercial:
Commercial term	68,469	2,578	5,973	-	77,020
Commercial construction	16,662	-	4,017	-	20,679
Consumer:
Home equity	52,080	-	460	-	52,540
Other	5,285	-	120	-	5,405
Total	$444,453	$6,607	$19,336	$-	$470,396

	December 31, 2014
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$23,259	$-	$2,734	$-	$25,993
Commercial mortgage	245,307	2,610	9,393	-	257,310
Commercial:
Commercial term	75,303	72	5,444	-	80,819
Commercial construction	31,057	-	4,477	-	35,534
Consumer:
Home equity	49,611	-	581	-	50,192
Other	5,661	-	94	-	5,755
Total	$430,198	$2,682	$22,723	$-	$455,603

Loans classified as troubled debt restructurings (“TDR”) are considered impaired. As of September 30, 2015, DNB had no commercial mortgages classified as a TDR, compared to one commercial mortgage classified as a TDR totaling $2,246,000 at December 31, 2014, and one commercial mortgage classified as a TDR totaling $2,269,000 (the same loan) at September 30, 2014. This loan paid off during the third quarter of 2015. The rate on this loan was modified and the terms of the loans were changed to interest only while the project was being built out. The loan commenced normal principal and interest payments in June 2014.  The loan was extended and there was no reduction of principal. The balance of the loan prior to modification was $2,272,000 and the balance after the modification was $2,272,000. During the three and nine months ended September 30, 2015 and 2014, there were no defaults on any terms of this loan.

As of September 30, 2015, DNB had one consumer home equity loan classified as a TDR totaling $102,000, compared to one consumer home equity loan classified as a TDR totaling $102,000 (the same loan) at December 31, 2014, and one consumer home equity loan classified as a TDR totaling $102,000 (the same loan) at September 30, 2014. The monthly payment on this loan was reduced for 36 months and the borrower will resume making contractual payments at the end of this period. The loan was extended and there was no reduction of principal. This loan was classified a TDR in June of 2014. The balance of the loan prior to modification was $102,000 and the balance after the modification was $102,000. During the three and nine months ended September 30, 2015 and 2014, there were no defaults on any terms of this loan.

The following tables set forth the composition of DNB’s allowance for credit losses as of September 30, 2015 and December 31, 2014, the activity for the three and nine months ended September 30, 2015 and 2014 and as of and for the year ended December 31, 2014.

Allowance for Credit Losses and Recorded Investment in Loans Receivables

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - July 1, 2015	$265	$2,562	$721	$774	$-	$190	$65	$531	$5,108
Charge-offs	(34)	(105)	(16)	(299)	-	(10)	(30)	-	(494)
Recoveries	2	-	8	5	-	-	-	-	15
Provisions	(39)	34	6	198	-	20	31	(150)	100
Ending balance - September 30, 2015	$194	$2,491	$719	$678	$-	$200	$66	$381	$4,729

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2015	$269	$2,300	$709	$881	$-	$189	$70	$488	$4,906
Charge-offs	(69)	(105)	(190)	(577)	-	(11)	(60)	-	(1,012)
Recoveries	2	-	10	5	2	-	1	-	20
Provisions	(8)	296	190	369	(2)	22	55	(107)	815
Ending balance - September 30, 2015	$194	$2,491	$719	$678	$-	$200	$66	$381	$4,729

Ending balance: individually evaluated for impairment	$2	$-	$112	$4	$-	$-	$2	$-	$120

Ending balance: collectively evaluated for impairment	$192	$2,491	$607	$674	$-	$200	$64	$381	$4,609
Loans receivables:
Ending balance	$27,591	$287,161	$77,020	$20,679	$-	$52,540	$5,405		$470,396

Ending balance: individually evaluated for impairment	$1,600	$1,191	$200	$563	$-	$431	$120		$4,105

Ending balance: collectively evaluated for impairment	$25,991	$285,970	$76,820	$20,116	$-	$52,109	$5,285		$466,291

Reserve for unfunded loan commitments included in other liabilities	$-	$4	$105	$57	$-	$12	$-		$178

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - July 1, 2014	$315	$2,131	$641	$1,019	$-	$176	$98	$507	$4,887
Charge-offs	(59)	-	(13)	(250)	(1)	-	(71)	-	(394)
Recoveries	-	-	-	93	1	-	-	-	94
Provisions	63	53	121	(86)	-	-	44	105	300
Ending balance - September 30, 2014	$319	$2,184	$749	$776	$-	$176	$71	$612	$4,887

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2014	$285	$2,010	$621	$1,033	$-	$156	$78	$440	$4,623
Charge-offs	(159)	(8)	(31)	(511)	(1)	-	(82)	-	(792)
Recoveries	5	-	2	103	7	-	9	-	126
Provisions	188	182	157	151	(6)	20	66	172	930
Ending balance - September 30, 2014	$319	$2,184	$749	$776	$-	$176	$71	$612	$4,887
Reserve for unfunded loan commitments included in other liabilities	$-	$9	$85	$40	$-	$11	$-		$145

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Ending balance - December 31, 2014	$269	$2,300	$709	$881	$-	$189	$70	$488	$4,906
Ending balance: individually evaluated for impairment	$-	$104	$119	$50	$-	$-	$-	$-	$273
Ending balance: collectively evaluated for impairment	$269	$2,196	$590	$831	$-	$189	$70	$488	$4,633
Loans receivables:
Ending balance	$25,993	$257,310	$80,819	$35,534	$-	$50,192	$5,755		$455,603
Ending balance: individually evaluated for impairment	$2,457	$3,600	$200	$2,156	$-	$549	$94		$9,056
Ending balance: collectively evaluated for impairment	$23,536	$253,710	$80,619	$33,378	$-	$49,643	$5,661		$446,547
Reserve for unfunded loan commitments included in other liabilities	$-	$10	$89	$55	$-	$12	$-		$166

NOTE 5: EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the treasury stock method and reflects the potential dilution that could occur from the exercise of stock options, and warrants and the amortized portion of unvested stock awards. Stock options and unvested stock awards for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. Treasury shares are not deemed outstanding for calculations. There were no outstanding stock warrants, no anti-dilutive stock options outstanding, and no anti-dilutive stock awards outstanding at September 30, 2015. There were no anti-dilutive stock warrants outstanding, 66,852 anti-dilutive stock options outstanding, and no anti-dilutive stock awards outstanding at September 30, 2014. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2015
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$1,261	2,807	$0.45	$3,714	2,798	$1.33
Effect of potential dilutive common stock equivalents – stock options and restricted shares	-	45	(0.01)	-	46	(0.02)
Diluted EPS
Income available to common stockholders after assumed conversions	$1,261	2,852	$0.44	$3,714	2,844	$1.31

	Three Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2014
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$1,196	2,769	$0.43	$3,250	2,764	$1.18
Effect of potential dilutive common stock equivalents – stock options and restricted shares	-	48	-	-	46	(0.02)
Diluted EPS
Income available to common stockholders after assumed conversions	$1,196	2,817	$0.43	$3,250	2,810	$1.16

NOTE 6: ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders' equity are as follows:

Accumulated Other Comprehensive Loss	Before-Tax	Tax	Net-of-Tax
(Dollars in thousands)	Amount	Effect	Amount
September 30, 2015
Net unrealized loss on AFS securities	$(25)	$9	$(16)
Discount on AFS to HTM reclassification	(18)	6	(12)
Unrealized actuarial losses-pension	(1,734)	589	(1,145)
	$(1,777)	$604	$(1,173)
December 31, 2014
Net unrealized loss on AFS securities	$(665)	$227	$(438)
Discount on AFS to HTM reclassification	(24)	8	(16)
Unrealized actuarial losses-pension	(1,734)	589	(1,145)
	$(2,423)	$824	$(1,599)

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

Subordinated Note

On March 5, 2015, DNB Financial Corporation entered into a Subordinated Note Purchase Agreement (the “Agreement”) with an accredited investor under which DNB issued a $9.75 million subordinated note (the “Note”) to the investor. The Note has a maturity date of March 6, 2025, and bears interest at a fixed rate of 4.25% per annum for the first 5 years and then will float at the Wall Street Journal Prime rate  plus 1.00%, provided that the interest rate applicable to the outstanding principal balance will at no time be less than 3.0% and more than 5.75% per annum.

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

Repurchase Agreements Accounted for as Secured Borrowings

Repurchase agreements accounted for as secured borrowings are shown in the following table.

(Dollars in thousands)	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
September 30, 2015
Repurchase agreements and repurchase-to-maturity transactions	$30,501	$-	$-	$-	$30,501
Gross amount of recognized liabilities for repurchase agreements
in Statement of Condition					$30,501
December 31, 2014
Repurchase agreements and repurchase-to-maturity transactions	$19,221	$-	$-	$-	$19,221
Gross amount of recognized liabilities for repurchase agreements
in Statement of Condition					$19,221

As of September 30, 2015 and December 31, 2014, DNB had $30.5 million and $19.2 million of repurchase agreements, respectively.  In conjunction with these repurchase agreements,  $31.1 million and  $19.6 million of state and municipal securities were sold on an overnight basis as of September 30, 2015 and December 31, 2014,  respectively, which represents 102% of the repurchase agreement amount.

NOTE 8: STOCK-BASED COMPENSATION

Stock Option Plan

DNB has a Stock Option Plan for employees and directors. Under the plan, options (both qualified and non-qualified) to purchase a maximum of 793,368 (as adjusted for subsequent stock dividends) shares of DNB’s common stock could be issued to employees and directors. Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years. Vesting of options under the plan is determined by the Plan Committee. There were 354,090 shares available for grant at September 30, 2015. All options are immediately exercisable. DNB had no expenses related to the plan during the three and nine months ended September 30, 2015 compared to $12,000 and $42,000 during the three and nine months ended September 30, 2014. DNB has no anticipated additional expense related to the plan. Stock option activity is indicated below.

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2015	163,586	$15.13
Issued	-	-
Exercised	95,834	19.40
Forfeited	-	-
Expired	-	-
Outstanding September 30, 2015	67,752	$9.09

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2014	207,303	$15.92
Issued	-	-
Exercised	22,806	16.44
Forfeited	-	-
Expired	-	-
Outstanding September 30, 2014	184,497	$15.86

The weighted-average price and weighted average remaining contractual life for the outstanding options are listed in the following table for the dates indicated.

September 30, 2015
Range of			Weighted Average
Exercise	Number	Number	Exercise	Remaining	Intrinsic
Prices	Outstanding	Exercisable	Price	Contractual Life	Value
$6.93-10.99	64,500	64,500	$8.67	2.41 years	$1,139,000
14.00-19.99	3,252	3,252	17.51	0.22 years	29,000
Total	67,752	67,752	$9.09	2.30 years	$1,168,000

December 31, 2014
Range of			Weighted Average
Exercise	Number	Number	Exercise	Remaining	Intrinsic
Prices	Outstanding	Exercisable	Price	Contractual Life	Value
$6.93-10.99	80,650	80,650	$8.66	3.15 years	$1,044,000
14.00-19.99	34,895	34,895	17.51	0.97 years	143,000
23.00-24.27	48,041	48,041	24.27	0.29 years	-
Total	163,586	163,586	$15.13	1.85 years	$1,187,000

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

Share awards granted by the Plan were recorded at the date of award based on the market value of shares.  Awards are being amortized to expense over a three or four year cliff-vesting period. DNB records compensation expense equal to the value of the shares being amortized.  For the three and nine month periods ended September 30, 2015, $85,000 and $250,000 was amortized to expense, respectively. For the three and nine month periods ended September 30, 2014, $53,000 and $158,000 was amortized to expense, respectively. As of September 30, 2015, there was approximately $680,000 in additional compensation that will be recognized over the remaining service period of approximately 1.78 years.  At September 30, 2015, 117,764 shares were reserved for future grants under the Plan.

Stock grant activity is indicated below:

		Weighted Average
	Shares	Stock Price
Non-vested stock awards—January 1, 2015	75,930	$17.66
Granted	-	-
Forfeited	1,270	19.21
Vested	-	-
Non-vested stock awards—September 30, 2015	74,660	$17.63

		Weighted Average
	Shares	Stock Price
Non-vested stock awards—January 1, 2014	50,795	$15.65
Granted	-	-
Forfeited	-	-
Vested	-	-
Non-vested stock awards—September 30, 2014	50,795	$15.65

NOTE 9:  INCOME TAXES

As of September 30, 2015, the Corporation had no material unrecognized tax benefits or accrued interest and penalties. It is the Corporation’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.  Federal and state tax years 2011 through 2014 were open for examination as of September 30, 2015.

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

The following table summarizes the assets at September 30, 2015 and December 31, 2014 that are recognized on DNB’s statement of financial condition using fair value measurement determined based on the differing levels of input:

	September 30, 2015

(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities:
US Government agency obligations	$-	$60,968	$-	$60,968
GSE mortgage-backed securities	-	43,291	-	43,291
Collateralized mortgage obligations GSE	-	16,893	-	16,893
Corporate bonds	-	23,196	-	23,196
State and municipal tax-exempt	-	17,697	-	17,697
Equity securities	18	-	-	18
Total	$18	$162,045	$-	$162,063

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$896	$896
OREO and other repossessed property	-	-	453	453
Total	$-	$-	$1,349	$1,349

	December 31, 2014

(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities:
US Government agency obligations	$-	$61,354	$-	$61,354
GSE mortgage-backed securities	-	66,723	-	66,723
Collateralized mortgage obligations GSE	-	20,011	-	20,011
Corporate bonds	-	13,102	-	13,102
State and municipal tax-exempt	-	10,994	-	10,994
Equity securities	18	-	-	18
Total	$18	$172,184	$-	$172,202

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$2,916	$2,916
OREO and other repossessed property	-	-	100	100
Total	$-	$-	$3,016	$3,016

The following table presents additional information about assets measured at fair value on a nonrecurring basis and for which DNB has utilized Level 3 inputs to determine fair value:

September 30, 2015
Quantitative Information about Level 3 Fair Value Measurement

	Fair Value	Valuation		Range
(Dollars in thousands)	Estimate	Techniques	Unobservable Input	(Weighted Average)
Impaired loans - Residential mortgage	$115	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loans - Commercial mortgage	96	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-13%	to	-13%	(-13%)
Impaired loans - Commercial term	88	Appraisal of	Appraisal adj. (2)	-72%	to	-72%	(-72%)
		collateral (1)	Disposal costs (2)	-11%	to	-11%	(-11%)
Impaired loans - Commercial construction	559	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loans - Consumer other	38	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loan total	$896
Other real estate owned	$453		Disposal costs (2)	8%	to	8%	(-8%)
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

Impaired loans.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $4.1 million at September 30, 2015. Of this, $920,000 had a specific valuation allowance of $120,000, leaving a fair value of $800,000 as of September 30, 2015. DNB had $202,000 in impaired loans that were partially charged down by $106,000, leaving $96,000 at fair value as of September 30, 2015. The total fair value of impaired loans at September 30, 2015 was $896,000.

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

Other Real Estate Owned & other repossessed property.  Other real estate owned (“OREO”) consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets are classified as OREO and other repossessed property are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. DNB had $2.2 million of such assets at September 30, 2015, $2.1 million of which was OREO and $165,000 was in other repossessed property. DNB had $901,000 of such assets at December 31, 2014, which consisted of $837,000 in OREO and $64,000 in other repossessed property. Subsequent to the repossession of these assets, DNB wrote down the carrying value of one OREO property by $154,000 to $453,000 during the nine month period ending September 30, 2015. DNB did not write down the carrying values of OREO in the nine month period ending September 30, 2014.

DNB's policy is to recognize transfer between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Level 1 and 2 for the three and nine months ended September 30, 2015.

Below is management’s estimate of the fair value of all financial instruments, whether carried at cost or fair value on the Company’s consolidated balance sheet. The carrying amounts and fair values of financial instruments at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$18,959	$18,959	$18,959	$-	$-
AFS investment securities	162,063	162,063	18	162,045	-
HTM investment securities	65,300	66,007	-	66,007	-
Restricted stock	2,964	2,964	-	2,964	-
Loans and leases, net of allowance, including impaired	465,667	453,356	-	-	453,356
Accrued interest receivable	2,542	2,542	-	2,542	-
Financial liabilities
Deposits:
Non-interest-bearing deposits	120,018	120,018	-	120,018	-
Interest-bearing deposits:	400,031	400,031	-	400,031	-
Time	69,744	69,408	-	69,408	-
Brokered deposits	18,665	18,558	-	18,558	-
Repurchase agreements	30,501	30,501	-	30,501	-
FHLBP advances	20,000	20,413	-	20,413	-
Junior subordinated debentures and other borrowings	9,279	8,067	-	8,067	-
Subordinated debt	9,750	10,131	-	10,131	-
Accrued interest payable	322	322	-	322	-
Off-balance sheet instruments	-	-	-	-	-

	December 31, 2014

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$12,504	$12,504	$12,504	$-	$-
AFS investment securities	172,202	172,202	18	172,184	-
HTM investment securities	59,454	60,099	-	60,099	-
Restricted stock	2,587	2,587	-	2,587	-
Loans held-for-sale	617	640	-	-	-
Loans and leases, net of allowance, including impaired	450,697	436,499	-	-	436,499
Accrued interest receivable	2,253	2,253	-	2,253	-
Financial liabilities
Deposits:
Non-interest-bearing deposits	102,107	102,107	-	102,107	-
Interest-bearing deposits:	415,933	415,933	-	415,933	-
Time	76,805	76,519	-	76,519	-
Brokered deposits	10,238	10,204	-	10,204	-
Repurchase agreements	19,221	19,221	-	19,221	-
FHLBP advances	20,000	20,616	-	20,616	-
Junior subordinated debentures and other borrowings	9,279	7,546	-	7,546	-
Accrued interest payable	351	351	-	351	-
Off-balance sheet instruments	-	-	-	-	-

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

Deposits The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate money market accounts, savings accounts, and interest checking accounts approximate their fair values at the reporting date. Fair values for fixed-rate CDs and brokered deposits (all of which are CDs) are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits. Of the $18.7 million in brokered deposits, $4.0 million matures in 2016, $6.2 million matures in 2017, $3.2 million matures in 2018, and $5.3 million matures in 2019.

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

Off-balance-sheet Instruments (Disclosed at Cost)  Off-balance-sheet instruments are primarily comprised of loan commitments, which are generally priced at market at the time of funding. Fees on commitments to extend credit and stand-by letters of credit are deemed to be immaterial and these instruments are expected to be settled at face value or expire unused. It is impractical to assign any fair value to these instruments. At September 30, 2015, un-funded loan commitments totaled $111.7 million and stand-by letters of credit totaled $3.5 million. At December 31, 2014, un-funded loan commitments totaled $101.7 million and stand-by letters of credit totaled $2.2 million.

NOTE 11:  STOCKHOLDERS’ EQUITY

In July 2013, the Board of Governors of the Federal Reserve approved the Basel III interim final rule (Basel III), which is intended to strengthen the quality and increase the required level of regulatory capital for a more stable and resilient banking system. The changes include (1) a new regulatory capital measure, Common Equity Tier 1 (CET1), which is limited to capital elements of the highest quality, (2) a new definition and increase of tier 1 capital which is now comprised of CET1 and Additional Tier 1, (3) changes in calculation of some risk-weighted assets and off-balance sheet exposure, and (4) a capital conservation buffer that will limit capital distributions, stock redemptions, and certain discretionary bonus payments if the institution does not maintain capital in excess of the minimum capital requirements. These new capital rules took effect for our Bank on January 1, 2015 and reporting began with the March 31, 2015 call report.

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

The Series 2011A Preferred Stock is entitled to receive non-cumulative dividends payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate, which is calculated on the aggregate Liquidation Amount, was initially set at 3.874% per annum, and  was based upon the level of “Qualified Small Business Lending”, or “QSBL” (as defined in the Securities Purchase Agreement) originated by the Corporation’s wholly subsidiary DNB First, the Bank.  The dividend rate for dividends beyond the initial period are  based upon the “Percentage Change in Qualified Lending” (as defined in the Securities Purchase Agreement) between each dividend period and the “Baseline” QSBL level.  Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods depending on the volume of Qualified Small Business Lending the Bank will originate in future periods, and will be fixed at a rate between 1% per annum to 7% per annum and remain unchanged up to four and one-half years following the funding date (the eleventh through the first half of the nineteenth dividend periods).  Because it is not feasible to predict the volume of Qualified Small Business Lending in future periods, it is not feasible to estimate specific future dividend rates under this formula.  If the Series 2011A Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%.  Prior to that time, in general, the dividend rate decreases as the level of the Bank’s Qualified Small Business Lending increases.  Such dividends are not cumulative, but the Corporation may only declare and pay dividends on its common stock (or any other equity securities junior to the Series 2011A Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series 2011A Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem common stock and other securities.  In addition, if (i) the Corporation has not timely declared and paid dividends on the Series 2011A Preferred Stock for six dividend periods or more, whether or not consecutive, and (ii) shares of Series 2011A Preferred Stock with an aggregate liquidation preference of at least $13,000,000 are still outstanding, the Treasury (or any successor holder of Series 2011A Preferred Stock) may designate two additional directors to be elected to the Corporation’s Board of Directors. DNB paid an annual rate on the $13.0 million of Series 2011A Preferred Stock of 1.00% for the year ended December 31, 2014 and the annual rate remained at 1.00% as of September 30, 2015.

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

In addition to interest earned on loans and investments, DNB earns revenues from fees it charges customers for non-lending services. These products and services include trust administration, estate settlement, investment management, annuity, insurance and brokerage; cash management services; banking and ATM services; as well as safekeeping and other depository services.

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

Comprehensive 5-Year Plan.  During the third quarter of 2015, management updated the 5-year strategic plan that was designed to reposition its balance sheet and improve core earnings. Through the plan, management will endeavor to expand its loan portfolio through new originations, increased loan participations, as well as strategic loan and lease receivable purchases. Management also plans to reduce the absolute level of borrowings with cash flows from existing loans and investments as well as from new deposit growth. A discussion on DNB’s Key Strategies follows below:

•Focus on penetrating existing markets to maximize profitability;

•Grow loans and diversify the mix;

•Improve asset quality;

•Focus on profitable customer segments;

•Grow and diversify non-interest income, primarily wealth management and mortgage banking;

•Continue to grow core deposits to maintain low funding costs;

•Focus on cost containment and improving operational efficiencies; and

•Continue to engage employees to help them become more effective and successful.

Strategic Plan Update.  DNB reported net income available to common stockholders of $1.3 million, or $0.44 per diluted share, for the quarter ending September 30, 2015, compared with $1.2 million, or $0.43 per diluted share, for the same quarter, 2014. Net income available for common shareholders for the first nine months of 2015 was $3.7 million, or $1.31 per diluted share, compared with $3.3 million or $1.16 per diluted share, in the prior year period. Quarterly earnings increased as a result of higher levels of earning assets and constant vigilance of expense management.  Non-interest expense was $4.8  million for the third quarter of 2015, which represented an increase of only 1.6% from that of the corresponding quarter last year.

The net interest margin for the third quarter of 2015 was 3.13%, compared with 3.33% for the third quarter of 2014 and 3.11% for the second quarter of 2015.  On a consecutive quarter basis, DNB’'s net interest margin was relatively stable in 2015, despite continuing pressure due to the low-interest rate environment and intense pricing competition for quality lending business.

Quality loan growth was achieved over the past year and we remain committed to maintaining our prudent pricing and credit discipline.    Total loans grew $21.0 million or 4.7% to $470.4 million as of September 30, 2015, from $449.4 million as of September 30, 2014.  On a sequential quarter basis, total loans decreased slightly (less than 1%) from $472.3 million as of June 30, 2015.  As of September 30, 2015, total loans were 63.4% of total assets compared with 64.6% as of September 30, 2014.  Loan growth has been moderate; and DNB remains challenged to grow commercial loans in a competitive market, while maintaining its conservative underwriting standards.  DNB’s loans and leases increased $14.8 million to $470.4 million at September 30, 2015, compared to $455.6 million at December 31, 2014. Total commercial loans, residential loans, and consumer loans increased $11.2 million, $1.6 million, and $2.0 million, respectively.

Asset quality remained strong.  Net charge-offs decreased slightly to 0.41% of total average loans for the quarter ending September 30, 2015, compared with 0.43% for the quarter ending June 30, 2015. The net charge-offs for the three months ended September 30, 2015, were primarily due to four credits, two of which were previously reserved, for which new market and financial information became available during the quarter. Total non-performing assets, including loans and other real estate property, were $6.5 million as of September 30, 2015, compared with $6.6 million as of June 30, 2015, and $6.9 million as of September 30, 2014.  The ratio of non-performing assets to total assets was 0.87% and non-performing loans were 0.90% of total loans as of September 30, 2015.  As of the same date, the allowance for loan losses to total loans ratio was 1.01%.

On a sequential quarter basis, total core deposits declined $30.9 million, or 5.6% (not annualized), but represented 85.5% of total deposits as of September 30, 2015.  The decrease in core deposits was primarily due to a $20.1 million decrease in NOW accounts. The decline is mainly attributed to the delay in approving the Commonwealth of Pennsylvania's annual budget, which includes distributions to many of DNB's municipal clients, who have temporarily drawn down their accounts to fund normal operating costs. Time deposits, however, increased $13.0 million. Total deposits were $608.5 million as of September 30, 2015, compared with $626.4 million as of June 30, 2015 and $589.4 million at September 30, 2014.

Total non-interest income for the third quarter of 2015 was $1.0 million, which was essentially unchanged from the same quarter in 2014. On a sequential quarter basis, total non-interest income declined $301,000, or 22.5% (not annualized). The primary reason for the decrease was a $185,000 gain on Small Business Administration (SBA) loan sales, which occurred in the previous quarter and a $105,000 decrease in income from DNB’s wealth management business.  Wealth management fees were $317,000 for the quarter ending September 30, 2015, which represented nearly one-third of total fee income.  Assets under administration were $184.5 million as of September 30, 2015, but were negatively impacted by declines in asset values due to market conditions.

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

MATERIAL CHALLENGES, RISKS AND OPPORTUNITIES

The following is a summary of material challenges, risks and opportunities DNB has faced during the nine month period ended September 30, 2015:

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

FDIC Insurance and Assessments.  The Bank’s deposits are insured to applicable limits by the FDIC. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the maximum deposit insurance amount was permanently increased from $100,000 to $250,000.

The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Within its risk category, an institution is assigned an initial base assessment which is then adjusted to determine its final assessment rate based on its level of brokered deposits, secured liabilities and unsecured debt.

The Dodd-Frank Act required the FDIC to take such steps as necessary to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020. In setting the assessments, the FDIC is required to offset the effect of the higher reserve ratio against insured depository institutions with total consolidated assets of less than $10 billion. The Dodd-Frank Act also broadened the base for FDIC insurance assessments so that assessments will be based on the average consolidated total assets less average tangible equity capital of a financial institution rather than on its insured deposits. The FDIC has adopted a restoration plan to increase the reserve ratio to 1.15% by September 30, 2020 with additional rulemaking scheduled regarding the method to be used to achieve a 1.35% reserve ratio by that date and offset the effect on institutions with less than $10 billion in assets.

Pursuant to these requirements, the FDIC adopted new assessment regulations effective April 1, 2011 that redefined the assessment base as average consolidated assets less average tangible equity. Insured banks with more than $1.0 billion in assets must calculate quarterly average assets based on daily balances while smaller banks and newly chartered banks may use weekly averages. Average assets would be reduced by goodwill and other intangibles. Average tangible equity equals Tier 1 capital. For institutions with more than $1.0 billion in assets, average tangible equity is calculated on a weekly basis while smaller institutions may use the quarter-end balance. The base assessment rate for insured institutions in Risk Category I will range between 5 to 9 basis points and for institutions in Risk Categories II, III, and IV will be 14, 23 and 35 basis points. An institution’s assessment rate will be reduced based on the amount of its outstanding unsecured long-term debt and for institutions in Risk Categories II, III and IV may be increased based on their brokered deposits.

In addition to deposit insurance assessments, banks are subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The FDIC sets the Financing Corporation assessment rate every quarter. The current annual Financing Corporation assessment rate is 60 basis points on the deposit insurance assessment base, as defined above, which we anticipate will result in an aggregate estimated FICO assessment payment by the Bank of $39,000 in 2015.

Material Trends and Uncertainties.

For the quarter ended September 30, 2015, DNB reported net income of $1.3 million versus $1.2 million for the same period in 2014. Per share earnings on a fully diluted basis were $0.44, up from $0.43 the prior year. Even though DNB’s quarterly earnings have increased, there are many aspects of the economy and the Federal Reserve’s monetary policy that hinder DNB’s ability to grow revenues and net income. One of the most significant factors is that the global and U.S. economies have experienced reduced business activity as a result of disruptions in the financial system during the past seven years. The United States, Europe, China and many other countries across the globe are struggling with too much debt and weaker streams of revenues as a result of recessionary pressures and high unemployment. Overall economic growth continues to be slow at a time when national and regional unemployment rates have improved, however participation rates remain at historically low levels. The risks associated with our business remain acute in periods of slow wage and economic growth. Moreover, financial institutions continue to be affected by a sluggish real estate market. While we are continuing to take steps to decrease and limit our exposure to problem loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.

The October 14, 2015 Beige Book indicated that aggregate business activity in the Third District continued to grow at a modest pace. In addition, most contacts continued to report modest growth in hiring, although staffing firms reported stronger results. On balance, only slight increases were reported in wages and prices, including home prices. Moderate growth of economic activity is anticipated over the next six months.

Overall, Third District homebuilders reported a slight improvement since the September 2, 2015 Beige Book. Builders in New Jersey and Pennsylvania noted ongoing softness. Builders did not cite any recent cost increases for materials; however, most continue to struggle with labor costs and securing timely delivery of subcontract work. Brokers in the major Third District housing markets continued to report modest growth of existing home sales. The relative lack of new home construction continues to buoy existing home sales. Year-over-year comparisons have begun to diminish, as 2014's sales began to strengthen near year-end. Inventory levels remain relatively unchanged at sufficiently high levels such that price increases are constrained and limited to select local markets.

The Federal Reserve’s nonresidential real estate contacts reported little change to the modest pace of growth in construction and leasing activity seen earlier. Activity remains focused on urban, upscale mixed-use developments and on industrial warehouse space. The Federal Reserve’s contacts remained optimistic for ongoing growth of both new construction and leasing activity throughout the District into 2016.

Third District financial firms reported moderate overall increases in total loan volumes since the September 2, 2015 Beige Book. Commercial real estate activity, commercial and industrial lending, auto loans, and other consumer lending (excluding credit cards) were the segments with the strongest growth in volumes. Residential real estate lending volumes remained essentially flat for mortgages and refinancing loans. The Federal Reserve’s banking contacts in most parts of the District described a steadily growing economy with little sign of inflation. The Federal Reserve’s contacts remained optimistic for continued growth over the next six months.

Third District manufacturers reported that general activity had declined; however, contacts reported little change in the slight growth of new orders and in shipments. Moreover, employment picked up a bit among manufacturers. Gains in activity appeared to be stronger among the makers of lumber and wood products, paper products, fabricated metal products, and instruments; activity appeared weaker among the makers of chemicals, primary metals, and electronics. Firms continued to cite concerns about the strong dollar.  Despite the weakness in general activity suggested by the Federal Reserve’s contacts, their expectations of growth during the next six months have remained the same since the September 2, 2015 Beige Book report, if not slightly better. Firms also indicated higher expectations for future capital expenditures; however, plans for future hiring sagged a bit. Still, nearly three times more firms anticipate hiring workers than firms that expect to decrease employment.

Although DNB’s earnings have been impacted by the general economic conditions, the impact has not been as severe as it has been in many parts of the nation, largely due to a relatively healthier economic climate in the Third Federal Reserve District and specifically Chester County. DNB’s franchise spans both Chester and Delaware counties in southeastern Pennsylvania. The majority of loans have been made to businesses and individuals in Chester County and the majority of deposits are from businesses and individuals within the County. According to census data, Chester County’s population has grown at approximately 15%, compared to 13% for the nation and 3% for the Commonwealth of Pennsylvania. The median household income in Chester County is $86,184 and the County ranks 14th nationally in disposable income. The unemployment rate for Chester County stood at 4.1% as of June 2015, compared to a Pennsylvania unemployment rate of 5.4% and a national unemployment rate of 5.5%. Traditionally, the unemployment rate has been the lowest in the surrounding five-county area and it ranks among the lowest unemployment rates in the Commonwealth. Chester County has a civilian labor force of 266,900, with manufacturing jobs representing 23.1% of the workforce and retail shopping comprising 13.8% of the total employment. During the last few years, the County has been able to keep most of its major employers; however some of them have downsized in order to remain competitive. Chester County is home to several Fortune 500 companies. Thirteen Chester County employers have 1,000 employees or more. Of these 13 companies, two companies have more than 5,000 employees.

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

Management uses significant estimates to determine the allowance for credit losses.  Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB’s control, management’s estimate of the amount necessary to absorb credit losses and actual credit losses could differ.  DNB’s current judgment is that the allowance for credit losses remains appropriate at September 30, 2015.  For a description of DNB’s accounting policies in connection with its allowance for credit losses, see, “Allowance for Credit Losses”, in Management’s Discussion and Analysis.

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

FINANCIAL CONDITION

DNB's total assets were $741.9 million at September 30, 2015, compared to $723.3 million at December 31, 2014.  The $18.6 million increase in total assets was primarily attributable to a $14.8 million increase in loans and leases before allowance for credit losses, a $6.5 million increase in cash and cash equivalents, a $2.0 million increase in all other assets, and a $177,000 decrease in the allowance for credit losses, offset by a $4.5 million  decrease in investment securities, and a $617,000 decrease in loans held for sale.

Investment Securities. Investment securities, including restricted stock, at September 30, 2015 were $230.3 million, compared to $234.2 million at December 31, 2014. The $3.9 million decrease in investment securities and restricted stock was primarily due to $59.4 million in sales, principal pay-downs, calls and maturities, offset by $55.5 million in purchases of investment securities and restricted stock.

Gross Loans and Leases.  DNB’s loans and leases increased $14.8 million to $470.4 million at September 30, 2015, compared to $455.6 million at December 31, 2014. Total commercial loans, residential loans, and consumer loans increased $11.2 million, $1.6 million, and $2.0 million, respectively.

Deposits. Deposits were $608.5 million at September 30, 2015, compared to $605.1 million at December 31, 2014.  Deposits increased $3.4 million or 0.56% during the nine-month period ended September 30, 2015.  Core deposits, which are comprised of demand, NOW, money markets and savings accounts, increased by $2.0 million and brokered deposits increased by $8.4 million, while time deposits decreased by $7.1 million.

Borrowings. Borrowings were $70.0 million at September 30, 2015, compared to $49.0 million at December 31, 2014.  The increase of $21.0 million or 42.9% was primarily due to an $11.3 million increase in repurchase agreements and a $9.8 million increase in subordinated debt. (See Note 7 regarding issuance of $9.8 million subordinated debt.)

Stockholders’ Equity. Stockholders' equity was $58.4 million at September 30, 2015, compared to $63.9 million at December 31, 2014. The decrease in stockholders’ equity was primarily a result of the partial redemption of the SBLF Series 2011A Preferred Stock by $9.8 million, $587,000 of dividends paid on DNB’s common stock and $42,000 of dividends paid on SBLF Series 2011A Preferred Stock. These subtractions to stockholders equity were partially offset by year-to-date earnings of $3.8 million and $426,000 of other comprehensive income (see Note 11 in this Form 10-Q regarding DNB's participation in the Treasury’s SBLF, a $30 billion fund established under the Small Business Jobs Act of 2010.)

RESULTS OF OPERATIONS

SUMMARY

Net income for the three and nine-month periods ended September 30, 2015 was $1.3 million and $3.8 million compared to $1.2 million and $3.4 million for the same periods in 2014.  Diluted earnings per share for the three and nine-month periods ended September 30, 2015 were $0.44 and $1.31 compared to $0.43 and $1.16 for the same periods in 2014.    The $40,000 increase in net income during the most recent three-month period was primarily attributable to a $200,000 decrease in the provision for credit losses, an $89,000 increase in net interest income, and a $68,000 decrease in income tax expense, offset by a $90,000 decrease in non-interest income and a $227,000 increase in non-interest expense. The $403,000 increase in net income during the nine-month period was primarily attributable to a $459,000 increase in net interest income, a $250,000 increase in non-interest income, and a $115,000 decrease in the provision for credit losses, offset by a $407,000 increase in non-interest expense, and a $14,000 increase in income tax expense.

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

Net interest income for the three and nine-month periods ended September 30, 2015 was $5.5 million and $16.3 million, compared to $5.4 million and $15.8 million for the same periods in 2014. Interest income for the three and nine-month periods ended September 30, 2015 was $6.2 million and $18.3 million, compared to $5.9 million and $17.6 million for the same periods in 2014. Interest expense for the three and nine-month periods ended September 30, 2015 was $711,000 and $2.0 million, compared to $544,000 and $1.8 million for the same periods in 2014. The composite cost of funds for the three and nine-month periods ended September 30, 2015 was 0.42% and 0.39%, compared to 0.34% and 0.38% for the same periods in 2014. The net interest margin for the three and nine-month periods ended September 30, 2015 was 3.13% and 3.13%, compared to 3.33% and 3.35% for the same periods in 2014.

Interest on loans and leases was $5.1 million and $15.0 million for the three and nine-month periods ended September 30, 2015, compared to $4.9 million and $14.6 million for the same periods in 2014. The average balance of loans and leases was $469.9 million with an average yield of 4.32% for the third quarter of 2015, compared to $439.6 million with an average yield of 4.45% for the same period in 2014. The average balance of loans and leases was $463.3 million with an average yield of 4.33% for the nine months ended September 30, 2015, compared to $431.0 million with an average yield of 4.51% for the same period in 2014.

Interest and dividends on investment securities was $1.1 million and $3.3 million for the three and nine-month periods ended September 30, 2015, compared to $946,000 and $2.9 million for the same periods in 2014. The average balance of investment securities was $225.8 million with a tax equivalent average yield of 2.17% for the third quarter of 2015, compared to $194.2 million with a tax equivalent average yield of 2.28% for the same period in 2014. The average balance of investment securities was $230.9 million with a tax equivalent average yield of 2.11% for the nine months ended September 30, 2015, compared to $192.2 million with a tax equivalent average yield of 2.28% for the same period in 2014.

Interest on deposits was $300,000 and $859,000 for the three and nine-month periods ended September 30, 2015, compared to $293,000 and $1.0 million for the same periods in 2014. The average balance of deposits was $607.3 million with an average rate of 0.20% for the third quarter of 2015, compared to $570.7 million with an average rate of 0.19% for the same period in 2014. The average balance of deposits was $616.0 million with an average rate of 0.19% for the nine months ended September 30, 2015, compared to $562.6 million with an average rate of 0.23% for the same period in 2014.

Interest on borrowings was $411,000 and $1.1 million for the three and nine-month period ended September 30, 2015, compared to $251,000 and $748,000 for the same periods in 2014. The average balance of borrowings was $71.5 million with an average rate of 2.29% for the third quarter of 2015, compared to $40.3 million with an average rate of 2.47% for the same period in 2014. The average balance of borrowings was $60.9 million with an average rate of 2.49% for the nine months ended September 30, 2015, compared to $39.7 million with an average rate of 2.52% for the same period in 2014.  The increase in borrowings in both current periods is primarily due to issuance of $9.75 million in subordinated debt and higher levels of outstanding repurchase agreements.

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

There was a $100,000 and a $815,000 provision made during the three and nine months ended September 30, 2015, compared to $300,000 and $930,000 for the same periods in 2014. DNB’s percentage of allowance for credit losses to total loans and leases was 1.01% at Septmeber 30, 2015 compared to 1.08% and 1.09% at December 31, 2014 and September 30, 2014, respectively. Net charge-offs were $992,000, $847,000, and $666,000 during the nine months ended September 30, 2015, year ended December 31, 2014, and nine months ended September 30, 2014, respectively. The percentage of net charge-offs to total average loans and leases were 0.21%, 0.19%, and 0.15% for those same respective periods. Management believes that the allowance for credit losses is adequate, but continues to monitor it along with other performance metrics including those ratios related to non-performing loans and leases. Management is not aware of any potential problem loans, which were accruing and current at September 30, 2015, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to DNB. Non-performing loans decreased $2.6 million during the nine month period ended September 30, 2015.  The ratio of the allowance for credit losses as a percentage of loans and leases was 1.01% at September 30, 2015 and 1.08% at December 31, 2014 and reflects management’s estimate of the level of inherent losses in the portfolio, which has been impacted by a recessionary economy, continued high unemployment, a weakened housing market and deterioration in income-producing properties.

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

As of September 30, 2015, DNB had $6.5 million of non-performing assets, which included $4.2 million of non-performing loans and $2.2 million of OREO and other repossessed assets. This compares to $7.8 million of non-performing assets at December 31, 2014 which included $6.9 million of non-performing or impaired loans and $901,000 of OREO and other repossessed assets. Loans are reviewed for impairment in accordance with FASB ASC 310-10-35. Impaired loans can either be secured or unsecured, not including large groups of smaller balance loans that are collectively evaluated. Impairment is measured by the difference between the loan amount and the present value of the future cash flow discounted at the loan’s effective interest rate. Management measures loans for impairment by using the fair value of collateral for collateral dependent loans. In general, management reduces the amount of the appraisal by the estimated cost of acquisition and disposition of the underlying collateral and compares that adjusted value with DNB’s carrying value. DNB establishes a specific valuation allowance on impaired loans that have a collateral shortfall and/or statement cashflow shortfalls, including estimated costs to sell in comparison to the carrying value of the loan. Of the $4.1 million of impaired loans at September 30, 2015, $920,000 had valuation allowances of $120,000 and $3.2 million had no specific allowance. Of the $9.1 million of impaired loans at December 31, 2014, $850,000 had valuation allowances of $273,000 and $8.2 million had no specific allowance. For those impaired loans that management determined that no specific valuation allowance was necessary, management has reviewed the present value of the future cash flows or the appraisal for each loan and determined that there is no shortfall in the collateral. During the quarter ended Septmber 30, 2015, DNB recognized $494,000 in total charge-offs, $479,000 of which related to impaired loans.  An impaired loan may not represent an expected loss.

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

Analysis of Allowance for Credit Losses

(Dollars in thousands)

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014	Nine Months Ended September 30, 2014
Beginning balance	$4,906	$4,623	$4,623
Provisions	815	1,130	930
Loans charged off:
Residential mortgage	(69)	(326)	(159)
Commercial mortgage	(105)	(8)	(8)
Commercial:
Commercial term	(190)	(47)	(31)
Commercial construction	(577)	(511)	(511)
Lease financing	-	(1)	(1)
Consumer:
Home equity	(11)	-	-
Other	(60)	(82)	(82)
Total charged off	(1,012)	(975)	(792)
Recoveries:
Residential mortgage	2	5	5
Commercial mortgage	-	-	-
Commercial:
Commercial term	10	3	2
Commercial construction	5	103	103
Lease financing	2	8	7
Consumer:
Home Equity	-	-	-
Other	1	9	9
Total recoveries	20	128	126
Ending balance	$4,729	$4,906	$4,887
Reserve for unfunded loan commitments	$178	$166	$145

The following table sets forth the composition of DNB’s allowance for credit losses for the dates indicated.

Composition of Allowance for Credit Losses

(Dollars in thousands)

	September 30, 2015		December 31, 2014		September 30, 2014
		Percent of		Percent of		Percent of
		Loan Type		Loan Type		Loan Type
		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans
Residential mortgage	$194	6%	$269	6%	$319	6%
Commercial mortgage	2,491	61	2,300	56	2,184	57
Commercial:
Commercial term	719	16	709	18	749	20
Commercial construction	678	5	881	8	776	6
Consumer:
Home equity	200	11	189	11	176	10
Other	66	1	70	1	71	1
Unallocated	381	-	488	-	612	-
Total	$4,729	100%	$4,906	100%	$4,887	100%
Reserve for unfunded loan commitments	$178		$166		$145

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

Non-interest income for the three and nine-month period ended September 30, 2015 was $1.0 million and $3.7 million, compared to $1.1 million and $3.5 million for the same periods in 2014. The $90,000 decrease during the three months ended September 30, 2015 was mainly attributable to decreases of $76,000 in gains of sales of investments, $26,000 in wealth management, and $11,000 in service charges on deposits (primarily NSF fees). These decreases were offset by increases of $16,000 in other fees (mostly check printing fees and merchant card processing) and $8,000 in mortgage banking. The $250,000 increase during the nine months ended September 30, 2015 was mainly attributable to increases of $416,000 in gains on sales of loans, $112,000 in wealth management, $97,000 in mortgage banking, and $54,000 in other fees (mostly check printing fees and merchant card processing). These increases were offset by decreases of $349,000 in gains on sale of investments and $75,000 in service charges on deposits (primarily NSF fees).

NON-INTEREST EXPENSE

Non-interest expense for the three and nine-month periods ended September 30, 2015 was $4.8 million and $14.3 million, compared to $4.5 million and $13.9 million for the same periods in 2014.  During the three months ended September 30, 2015, total non-interest expense increased by $227,000.  The increase was primarily due to increases of $184,000 in salary and employee benefits (normal merit increases, higher incentives paid to revenue generators, and increased restricted stock expense), $154,000 in loss on sale or write down on OREO, and $21,000 in professional and consulting. The increases were partially offset by decreases of $66,000 in occupancy, $47,000 in other expenses (mostly contributions, OREO expenses and Visa debit card charge-off expenses), $8,000 in furniture and equipment, $8,000 in advertising and marketing, and $7,000 in printing and supplies. During the nine months ended September 30, 2015, total non-interest expense increased by $407,000. The increase was primarily due to increases of $491,000 in salary and employee benefits (normal merit increases, higher incentives paid to revenue generators, and increased restricted stock expense), $147,000 in loss on sale or write down of OREO, and $21,000 in FDIC insurance. These increases were partially offset by decreases of $137,000 in occupancy, $66,000 in furniture and equipment, $20,000 in advertising and marketing, $14,000 in professional and consulting, and $11,000 in other expenses (mostly contributions).

INCOME TAXES

Income tax expense for the three and nine-month periods ended September 30, 2015 was $359,000 and $1.1 million, compared to $427,000 and $1.1 million for the same periods in 2014. The effective tax rate for the three and nine-month periods ended September 30, 2015 was 22.1% and 23.0% compared to 25.8% and 24.9% for the same periods in 2014. The primary reason for the lower effective tax rate was an increase in tax exempt loans to local municipalities and tax exempt municipal investment securities. Income tax expense for each period differs from the amount determined at the statutory rate of 34.0% due to tax-exempt income on loans and investment securities, DNB's ownership of BOLI policies, and tax credits recognized on a low-income housing limited partnership.

ASSET QUALITY

DNB continues to work diligently to improve asset quality by adhering to strict underwriting standards and improving lending policies and procedures. Non-performing assets totaled $6.5 million at September 30, 2015 compared to $7.8 million at December 31, 2014 and $6.9 million at September 30, 2014. The non-performing loans to total loans ratio was 0.90% at September 30, 2015, 1.50% at December 31, 2014 and 1.34% at September 30, 2014. The non-performing assets to total assets ratio was 0.87% at September 30, 2015, 1.07% at December 31, 2014, and 1.00% at September 30, 2014. The allowance to non-performing loans and leases ratio was 111.3% at September 30, 2015, 71.6% at December 31, 2014 and 81.0% at September 30, 2014. Non-performing assets have, and will continue to have, an impact on earnings; therefore management intends to continue working aggressively to reduce the level of such assets.

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

DNB’s Credit Policy Committee monitors the performance of the loan and lease portfolio to identify potential problem assets on a timely basis. Committee members meet to design, implement and review asset recovery strategies, which serve to maximize the recovery of each troubled asset. As of September 30, 2015, DNB had $19.3 million of substandard loans. Of the $19.3 million, $15.3 million are performing and are believed to require increased supervision and review; and may, depending on the economic environment and other factors, become non-performing assets in future periods. The amount of performing substandard loans at December 31, 2014 was $16.0 million. The majority of the loans are secured by commercial real estate, with lesser amounts being secured by residential real estate, inventory and receivables.

The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, and (iii) OREO as a result of foreclosure or voluntary transfer to DNB as well as other repossessed assets. In addition, the table sets forth DNB's asset quality and allowance coverage ratios at the dates indicated:

Non-Performing Assets

(Dollars in thousands)

	September 30, 2015	December 31, 2014	September 30, 2014
Non-accrual loans:
Residential mortgage	$1,600	$2,458	$2,117
Commercial mortgage	1,075	1,294	1,131
Commercial:
Commercial term	191	198	200
Commercial construction	451	2,043	2,043
Consumer:
Home equity	313	432	342
Other	120	94	95
Total non-accrual loans	3,750	6,519	5,928
Loans 90 days past due and still accruing	498	334	105
Total non-performing loans	4,248	6,853	6,033
Other real estate owned & other repossessed property	2,235	901	901
Total non-performing assets	$6,483	$7,754	$6,934
Asset quality ratios:
Non-performing loans to total loans	0.90%	1.50%	1.34%
Non-performing assets to total assets	0.87	1.07	1.00
Allowance for credit losses to:
Total loans and leases	1.01	1.08	1.09
Non-performing loans and leases	111.3	71.6	81.0

Included in the loan and lease portfolio are loans for which DNB has ceased the accrual of interest.  If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
(Dollars in thousands)	2015	2014	2014
Interest income which would have been
recorded under original terms	$380	$499	$360
Interest income recorded during the period	-	97	3
Net impact on interest income	$380	$402	$357

As of September 30, 2015, DNB had no commercial mortgages classified as a TDR, compared to one commercial mortgage classified as a TDR totaling $2,246,000 at December 31, 2014, and one commercial mortgage classified as a TDR totaling $2,269,000 (the same loan) at September 30, 2014. This loan paid off during the third quarter of 2015. The rate on this loan was modified and the terms of the loans were changed to interest only while the project was being built out. The loan commenced normal principal and interest payments in June 2014.  The loan was extended and there was no reduction of principal. The balance of the loan prior to modification was $2,272,000 and the balance after the modification was $2,272,000. During the three and nine months ended September 30, 2015 and 2014, there were no defaults on any terms of this loan.

As of September 30, 2015, DNB had one consumer home equity loan classified as a TDR totaling $102,000, compared to one consumer home equity loan classified as a TDR totaling $102,000 (the same loan) at December 31, 2014, and one consumer home equity loan classified as a TDR totaling $102,000 (the same loan) at September 30, 2014. The monthly payment on this loan was reduced for 36 months and the borrower will resume making contractual payments at the end of this period. The loan was extended and there was no reduction of principal. This loan was classified a TDR in June of 2014. The balance of the loan prior to modification was $102,000 and the balance after the modification was $102,000. During the three and nine months ended September 30, 2015 and 2014, there were no defaults on any terms of this loan.

Impaired loans are measured for impairment using the fair value of the collateral for collateral dependent loans.  Information regarding impaired loans is presented as follows:

	At and For the	At and For the	At and For the
	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
(Dollars in thousands)	2015	2014	2014
Total recorded investment	$4,105	$9,056	$8,453
Impaired loans with a specific allowance	920	850	200
Impaired loans without a specific allowance	3,185	8,206	8,253
Average recorded investment	7,359	8,064	7,816
Specific allowance allocation	120	273	121
Total principal and interest collected	2,830	478	290
Interest income recorded	-	97	3

LIQUIDITY AND CAPITAL RESOURCES

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes.  DNB’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding.  As part of its liquidity management, DNB maintains assets that comprise its primary liquidity, which totaled $81.5 million at September 30, 2015 compared to $71.9 million at December 31, 2014.  Primary liquidity includes investments and restricted stock, Federal funds sold and cash and due from banks, less pledged securities of $167.8 million.  DNB also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.

In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs.  Through these relationships, DNB had available credit of approximately $302.9 million at September 30, 2015.  As a member of the FHLB, we are eligible to borrow up to a specific credit limit which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of September 30, 2015, our Maximum Borrowing Capacity with the FHLB was $256.9 million. At September 30, 2015, DNB had borrowed $20.0 million and the FHLB had issued letters of credit, on DNB's behalf, totaling $30.0 million against its available credit lines. At September 30, 2015, we also had available $46.0 million of unsecured federal funds lines of credit with other financial institutions as well as $19.7 million of available short or long term funding through the Certificate of Deposit Account Registry Service (CDARS) program and $109.6 million of available short or long term funding through Raymond James’ brokered CDs agreement. Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

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

At September 30, 2015, DNB had $111.7 million in un-funded loan commitments. Management anticipates these commitments will be funded by means of normal cash flows. Certificates of deposit greater than or equal to $100,000 scheduled to mature in one year or less from September 30, 2015 totaled $37.2 million.  Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in cash and cash equivalents or by pay-downs and maturities of loans and investments.

The Corporation and the Bank have each met the definition of “well capitalized” for regulatory purposes on September 30, 2015.  The Bank’s capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of the Corporation’s or the Bank’s overall financial condition or prospects. The Corporation’s capital exceeds the FRB’s minimum leverage ratio requirements for bank holding companies (see additional discussion included in Note 16 of DNB’s December 31, 2014 Form 10-K).

Under federal banking laws and regulations, DNB and the Bank are required to maintain minimum capital as determined by certain regulatory ratios. Capital adequacy for regulatory purposes, and the capital category assigned to an institution by its regulators, may be determinative of an institution’s overall financial condition.

The following table summarizes data and ratios pertaining to the Corporation and the Bank's capital structure.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation
September 30, 2015
Total risk-based capital	$83,163	15.5%	$56,481	10.5%	N/A	N/A
Common Equity Tier 1 capital	56,256	10.5	37,654	7.0	N/A	N/A
Tier 1 risk-based capital	68,506	12.7	45,723	8.5	N/A	N/A
Tier 1 (leverage) capital	68,506	9.2	29,692	4.0	N/A	N/A
December 31, 2014
Total risk-based capital	$79,491	15.9%	$39,951	8.0%	N/A	N/A
Tier 1 risk-based capital	74,419	14.9	19,975	4.0	N/A	N/A
Tier 1 (leverage) capital	74,419	10.6	28,215	4.0	N/A	N/A
DNB First, N.A.
September 30, 2015
Total risk-based capital	$82,234	15.3%	$56,358	10.5%	$67,093	12.5%
Common Equity Tier 1 capital	77,327	14.4	37,572	7.0	48,307	9.0
Tier 1 risk-based capital	77,327	14.4	45,623	8.5	56,358	10.5
Tier 1 (leverage) capital	77,327	10.4	29,645	4.0	37,056	5.0
December 31, 2014
Total risk-based capital	$79,510	15.9%	$39,919	8.0%	$49,898	10.0%
Tier 1 risk-based capital	74,438	14.9	19,959	4.0	29,939	6.0
Tier 1 (leverage) capital	74,438	10.6	28,198	4.0	35,247	5.0

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes an Economic Value of Equity ("EVE") model.  The EVE model measures the potential price risk of equity to changes in interest rates and factors in the optionality included on the balance sheet.  EVE analysis is used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points.  The EVE is likely to be different if rates change.  Results falling outside prescribed ranges may require action by management.  At September 30, 2015 and December 31, 2014, DNB's variance in the EVE as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the following table. The change as a percentage of the present value of equity with a 200 basis point increase was within DNB's negative 25% guideline at September 30, 2015 and December 31, 2014.

(Dollars in thousands)	September 30, 2015			December 31, 2014
Change in rates	Flat	-200bp	+200bp	Flat	-200bp	+200bp
EVE	$73,809	$65,478	$63,308	$72,548	$68,218	$58,656
Change		(8,331)	(10,501)		(4,330)	(13,892)
Change as % of assets		(1.1%)	(1.4%)		(0.6%)	(1.9%)
Change as % of PV equity		(11.3%)	(14.2%)		(6.0%)	(19.1%)

ITEM 4- CONTROLS AND PROCEDURES

DNB’s Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2015, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, Management has concluded that DNB’s current disclosure controls and procedures are effective.

Management of DNB is responsible for establishing and maintaining adequate internal control over financial reporting for DNB, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  There was no change in DNB’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, DNB’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Neither DNB nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material legal proceedings other than ordinary routine litigation incident to their businesses.

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended September 30, 2015. The following table provides information on repurchases by DNB of its common stock in each month of the quarter ended September 30, 2015:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	Per Share	or Programs	Programs (a)

July 1, 2015 – July 31, 2015	-	$-	-	$63,016

August 1, 2015 – August 31, 2015	-	-	-	$63,016

September 1, 2015 – September 30, 2015	-	-	-	$63,016

Total	-	$-	-	$63,016

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

overmber
DNB FINANCIAL CORPORATION

November 9, 2015	BY:	/s/ William S. Latoff
William S. Latoff, Chairman of the Board and Chief Executive Officer

November 9, 2015	BY:	/s/ Gerald F. Sopp
Gerald F. Sopp, Chief Financial Officer and Executive Vice President

Exhibit Number	Exhibit Index Description
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