Form 10-K
period 2015-12-31
DNB FINANCIAL CORP /PA/
filed 2016-03-23
CIK 713671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the shares of common stock of the Registrant issued and outstanding on June 30, 2015, which excludes 484,000 shares held by all directors, officers and affiliates of the Registrant as a group, was approximately $59.9 million. This figure is based on the closing price of $21.25 per share of the Registrant’s common stock on June 30, 2015, the last business day of the Registrant’s second fiscal quarter.

As of March 15, 2016, the Registrant had outstanding 2,844,973 shares of Common Stock, $1 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

DNB FINANCIAL CORPORATION

Table of Contents

Part I
	Item 1.	Business...................................................................................................................................................	2
	Item 1A.	Risk Factors...................................................................................................................................	9
	Item 1B.	Unresolved Staff Comments...............................................................................................................	9
	Item 2.	Properties.........................................................................................................................................	9
	Item 3.	Legal Proceedings...........................................................................................................................	10
	Item 4.	Mine Safety Disclosures...................................................................................................................	10
Part II
	Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11
	Item 6.	Selected Financial Data.....................................................................................................................	13
	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.....................................	14
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.....................................................................	38
	Item 8.	Financial Statements and Supplementary Data.......................................................................................	39
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................	79
	Item 9A.	Controls and Procedures...................................................................................................................	79
	Item 9B.	Other Information...........................................................................................................................	79
Part III
	Item 10.	Directors and Executive Officers of the Registrant.................................................................................	79
	Item 11.	Executive Compensation...................................................................................................................	79
	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.............	80
	Item 13.	Certain Relationships and Related Transactions and Director Independence...............................................	80
	Item 14.	Principal Accountant Fees and Services...............................................................................................	80
Part IV
	Item 15.	Exhibits, Financial Statement Schedules...............................................................................................	80
SIGNATURES.........................................................................................................................................................................			81

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

These forward-looking statements include statements with respect to the Corporation's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Corporation's control). The words "may," "could," "should," "would," "will," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Corporation's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Corporation conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Corporation and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Corporation's products and services; the success of the Corporation in gaining regulatory approval of its products and services, when required; the impact of changes in laws and regulations applicable to financial institutions (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions or investment transactions; including the ability to consummate and integrate any such opportunities that are identified; changes in consumer spending and saving habits; the nature, extent, and timing of governmental actions and reforms, including the rules of participation for the Small Business Lending Fund (SBLF), the implementation of Basel III, which may be changed unilaterally and retroactively by legislative or regulatory actions; and the success of the Corporation at managing the risks involved in the foregoing.

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

Part I

Item 1.  Business

General Description of Registrant’s Business and Its Development

DNB Financial Corporation (the “Registrant” or “DNB”), a Pennsylvania business corporation, is a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System (Federal Reserve Board). The Registrant was incorporated on October 28, 1982 and commenced operations on July 1, 1983 upon consummation of the acquisition of all of the outstanding stock of Downingtown National Bank, now known as DNB First, National Association (the “Bank”). Since commencing operations, DNB’s business has consisted primarily of managing and supervising the Bank, and its principal source of income has been derived from the Bank. At December 31, 2015, DNB had total consolidated assets, total liabilities and stockholders’ equity of $748.8 million, $693.3 million, and $55.5 million, respectively.

The Bank was organized in 1860. The Bank is a national banking association that is a member of the Federal Reserve System, the deposits of which are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is a full service commercial bank providing a wide range of services to individuals and small to medium sized businesses in the southeastern Pennsylvania market area, including accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans. In addition, the Bank has twelve full service branches and a full-service wealth management group known as “DNB First Wealth Management”. The Bank’s financial subsidiary, DNB Financial Services, Inc., (also known as “DNB Investments & Insurance”) is a Pennsylvania licensed insurance agency, which, through a third party marketing agreement with Cetera Investment Services, LLC, sells a broad variety of insurance and investment products. The Bank’s other subsidiaries are Downco, Inc. and DN Acquisition Company, Inc. which were incorporated in December 1995 and December 2008, respectively, for the purpose of acquiring and holding Other Real Estate Owned acquired through foreclosure or deed in-lieu-of foreclosure, as well as Bank-occupied real estate.

The Bank’s headquarters is located at 4 Brandywine Avenue, Downingtown, Pennsylvania. As of December 31, 2015, the Bank had total assets of $749.3 million, total deposits of $606.3 million and total stockholders’ equity of $74.0 million. The Bank’s business is not seasonal in nature. The FDIC, to the extent provided by law, insures its deposits. On December 31, 2015, the Bank had 118 full-time employees and 11 part-time employees.

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

Permitted Non-Banking Activities. The Federal Reserve Board permits bank holding companies to engage in non-banking activities so closely related to banking or managing or controlling banks as to be a proper incident thereto. A number of activities are authorized by Federal Reserve Board regulation, while other activities require prior Federal Reserve Board approval. The types of permissible activities are subject to change by the Federal Reserve Board. Revisions to the Bank Holding Company Act contained in the Gramm‑Leach Bliley Act of 1999 permit certain eligible bank holding companies to qualify as “financial holding companies” and thereupon engage in a wider variety of financial services such as securities and insurance activities, and subject such companies to increased competition from a wider variety of non-banking competitors as well as banks.

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

Participation in U.S. Treasury Small Business Lending Fund Program.  On August 4, 2011, DNB entered into a Securities Purchase Agreement with the Secretary of the Treasury, pursuant to which DNB issued and sold to the Treasury 13,000 shares of its Non-Cumulative Perpetual Preferred Stock, Series 2011A (“Series 2011A Preferred Stock”), having a liquidation preference of $1,000 per share for aggregate proceeds of $13.0 million. The Securities Purchase Agreement was entered into, and the Series 2011A Preferred Stock was issued, pursuant to the Treasury’s Small Business Lending Fund program (“SBLF”), a $30 billion fund established under the Small Business Jobs Act of 2010, that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. The securities sold in this transaction were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction by DNB not involving a public offering. Of the $13.0 million in aggregate proceeds, $11,879,000 was used on August 4, 2011 to repurchase all shares issued and sold in 2009 to the United States Department of the Treasury in connection with the U. S. Treasury Capital Purchase Program (“CPP Shares”) ($11,750,000 was paid in principal and $128,900 in dividends related to the CPP Shares) held by the Treasury as described above. As of December 31, 2015, DNB had redeemed all of the Series 2011A Preferred Stock issued to the U.S. Treasury.

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

New Capital Rules. On July 2, 2013, the Federal Reserve approved final rules that substantially amended the regulatory risk-based capital rules applicable to the Corporation and the Bank. The FDIC and the OCC subsequently approved these rules. The final rules were adopted following the issuance of proposed rules by the Federal Reserve in June 2012, and implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and will refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Corporation and the Bank under the final rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

FDIC Insurance and Assessments.  The Bank’s deposits are insured to applicable limits by the FDIC. Under the Dodd-Frank Act, the maximum deposit insurance amount was permanently increased from $100,000 to $250,000.

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

In addition to deposit insurance assessments, banks are subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The FDIC sets the Financing Corporation assessment rate every quarter. The current annual Financing Corporation assessment rate is 58 basis points on the deposit insurance assessment base, as defined above, which we anticipate will result in an aggregate estimated FICO assessment payment by the Bank of $39,000 in 2016.

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

Item 1A.  Risk Factors

Not applicable.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The main office of the Bank, which the Bank owns, is located at 4 Brandywine Avenue, Downingtown, Pennsylvania 19335. DNB’s registered office is also at this location, and DNB pays no rent or other form of consideration for the use of the Bank’s main office as its principal executive office. The Bank leases its operations centers located at 104 Brandywine Avenue, Downingtown, PA and 801 Springdale Drive, Exton, PA. The Bank had a net book value of $5.5 million for all branches owned plus leasehold improvements on offices leased at December 31, 2015. The Bank’s DNB Investments & Insurance and DNB First Investment Management & Trust units, operating under the name, “DNB First Wealth Management,” have offices adjacent to the Bank’s Exton Office.

The bank has twelve branch offices located in Chester and Delaware Counties, Pennsylvania. In addition to the main office discussed above, they are:

Office	Office Location	Owned/Leased
Boothwyn	3915 Chichester Avenue, Boothwyn	Owned
Caln	1835 East Lincoln Highway, Coatesville	Owned
Chadds Ford	300 Oakland Road, West Chester	Leased
East End	701 East Lancaster Avenue, Downingtown	Owned
Exton	410 Exton Square Parkway, Exton	Leased
Kennett Square	215 East Cypress Street, Kennett Square	Owned
Lionville	891 Pottstown Pike, Exton	Owned
Little Washington	104 Culbertson Run Road, Downingtown	Owned
Ludwig’s Corner	1030 North Pottstown Pike, Chester Springs	Owned
West Chester	124 West Market Street, West Chester	Leased
West Goshen	1115 West Chester Pike, West Chester	Leased

Item 3.  Legal Proceedings

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Price of and Dividends on Registrant’s Common Equity

DNB Financial Corporation’s common stock, par value $1.00 per share, is listed for trading on Nasdaq's Capital Market under the symbol DNBF. Current price information is available from account executives at most brokerage firms as well as the firms listed at the back of this report who are market makers of DNB’s common stock. There were approximately 900 shareholders who owned 2.8 million shares of common stock outstanding at March 15, 2016. Quarterly high and low sales prices are set forth in the following table:

	2015			2014
	High	Low	Dividend	High	Low	Dividend
First quarter	$28.67	$21.13	$0.07	$20.48	$18.60	$0.07
Second quarter	26.93	24.44	0.07	22.75	19.33	0.07
Third quarter	27.85	25.10	0.07	21.93	20.63	0.07
Fourth quarter	29.87	26.07	0.07	22.07	20.93	0.07

The information required with respect to the frequency and amount of DNB’s cash dividends declared on each class of its common equity for the two most recent fiscal years is set forth in the section of this report titled, “Item 6 — Selected Financial Data” on page 13, and incorporated herein by reference.

See also the discussion under "5. Certain Regulatory Matters" at page 36 of "Management's Discussion and Analysis of Results of Operations" for further information regarding limitations on our ability to pay dividends.

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

(b) Recent Sales of Unregistered Securities

None.

 (c) Purchases of Equity Securities by DNB and Affiliated Purchasers

The following table provides information on repurchases by or on behalf of DNB or any “affiliated purchaser” (as defined in Regulation 10b-18(a)(3)) of its common stock in each month of the quarter ended December 31, 2015.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	Per Share	or Programs	Programs
October 1, 2015 - October 31, 2015	-	$-	-	63,016
November 1, 2015 - November 30, 2015	-	-	-	63,016
December 1, 2015 - December 31, 2015	-	-	-	63,016
Total	-	$-	-	63,016

On July 25, 2001, DNB authorized the buyback of up to 175,000 shares of its common stock over an indefinite period. On August 27, 2004, DNB increased the buyback from 175,000 to 325,000 shares of its common stock over an indefinite period.

As more fully discussed beginning on page 5 in the “Supervision and Regulation” section of Item 1. “Business” of this Annual Report on Form 10-K, DNB’s ability to repurchase its common stock was limited by the terms of the Securities Purchase Agreement between DNB and the U.S. Treasury regarding its participation in the Treasury’s Small Business Lending Fund (SBLF). Under the SBLF, effective August 4, 2011, so long as any share of Series 2011A Preferred Stock remained outstanding, DNB was permitted to repurchase or redeem any shares of Capital Stock, only if, after giving effect to such dividend, repurchase or redemption, DNB’s Tier 1 capital would be at least equal to the Tier 1 Dividend Threshold, as specified in the agreement and that the dividends on such stock have all been contemporaneously declared and paid. During 2015, DNB redeemed all remaining shares issued to the U.S. Treasury.

(d) Corporation Performance Graph

The following graph presents the 5 year cumulative total return on DNB Financial Corporation’s common stock, compared to the S&P 500 Index and the S&P 500 Financial Index for the 5 year period ended December 31, 2015. The comparison assumes that $100 was invested in DNB’s common stock and each of the foregoing indices and that all dividends have been reinvested.

CORPORATION PERFORMANCE

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

AMONG DNB FINANCIAL CORP., the S&P 500 INDEX and the S&P 500 FINANCIAL INDEX

Item 6.  Selected Financial Data

The selected financial data set forth below is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto, contained elsewhere herein.

	At or For the Year Ended December 31
	(Dollars in thousands, except share data)

	2015	2014	2013	2012	2011
RESULTS OF OPERATIONS
Interest income	$24,478	$23,596	$23,212	$25,729	$26,174
Interest expense	2,712	2,311	2,888	3,755	4,644
Net interest income	21,766	21,285	20,324	21,974	21,530
Provision for credit losses	1,105	1,130	2,530	1,455	1,480
Non-interest income	5,009	4,958	4,795	4,528	3,666
Non-interest expense	19,029	18,632	17,450	17,702	16,748
Income before income taxes	6,641	6,481	5,139	7,345	6,968
Income tax expense	1,503	1,677	1,220	2,106	2,066
Net income	$5,138	$4,804	$3,919	$5,239	$4,902
Preferred stock dividends & accretion of
discount	50	135	148	332	779
Net income available to common stockholders	$5,088	$4,669	$3,771	$4,907	$4,123

PER SHARE DATA
Basic earnings	$1.82	$1.69	$1.38	$1.81	$1.54
Diluted earnings	1.79	1.66	1.36	1.79	1.53
Cash dividends	0.28	0.28	0.28	0.20	0.12
Book value	19.65	18.33	16.55	16.08	14.14
Weighted average
Common shares outstanding - basic	2,801,881	2,766,723	2,742,417	2,710,819	2,674,716
FINANCIAL CONDITION
Total assets	$748,818	$723,330	$661,473	$639,568	$607,099
Loans, gross	481,758	455,603	415,354	396,498	403,684
Allowance for credit losses	4,935	4,906	4,623	6,838	6,164
Deposits	606,275	605,083	558,747	530,424	497,545
Borrowings	81,909	49,005	39,674	46,864	53,647
Stockholders’ equity	55,488	63,908	58,583	56,705	51,056
SELECTED RATIOS
Return on average stockholders’ equity	8.72%	7.78%	6.75%	9.61%	10.01%
Return on average assets	0.69	0.71	0.60	0.84	0.80
Average equity to average assets	7.95	9.12	8.87	8.75	7.99
Loans to deposits	79.46	75.30	74.34	74.75	81.14
Dividend payout ratio	15.67	16.87	20.65	11.17	7.84

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

I.Introductory Overview

DNB is a bank holding company whose bank subsidiary the Bank is a nationally chartered commercial bank with trust powers, and a member of the FDIC. DNB provides a broad range of banking services to individual and corporate customers through its twelve community offices located throughout Chester and Delaware Counties, Pennsylvania. DNB is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. DNB funds all these activities with retail and business deposits and borrowings. Through its Wealth Management Group, the Bank provides wealth management and trust services to individuals, businesses and non-profit organizations. The Bank and its subsidiary, DNB Investments and Insurance, make available certain non-depository products and services, such as securities brokerage, mutual funds, life insurance and annuities.

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

Highlights of DNB’s results for the year-end December 31, 2015 include:

•Earnings increased $419,000 or 9.0% — Net income available to common shareholders for the year ending December 31, 2015 was $5.1 million, or $1.79 per diluted share, compared with $4.7 million or $1.66 per diluted share, for 2014.

•Strong loan growth and stable asset quality — Total loans grew $26.2 million or 5.7% to $481.8 million as of December 31, 2015, from $455.6 million as of December 31, 2014.  Non-performing assets to total assets was 1.02% at December 31, 2015, compared to 1.07% at December 31, 2014.

•Continued focus on growing fee-based income  — Wealth Management continued to record strong growth in total assets under care, which increased 16.9% to $191.5 million at December 31, 2015 compared with $163.8 million at December 31, 2014. This growth contributed to a  $171,000 or 13.0% increase in Wealth Management fee income. In addition, mortgage banking revenue increased $79,000 or 85.9% to $171,000 in 2015.

•Full redemption of SBLF Preferred Shares — During 2015, DNB redeemed $13.0 million or 100% of the Series 2011A Preferred Stock which DNB had issued and sold to the Treasury. Capital ratios continue to exceed minimum regulatory standards for well capitalized institutions.  At December 31, 2015, the Tier 1 leverage ratio was 8.94%, Tier 1 risk-based capital was 12.08%, and total risk based capital ratio was 14.79%. As of the same date, the tangible common equity-to-tangible assets ratio was 7.40%, and the common equity tier 1 capital ratio was 10.44%.

DNB is particularly exposed to downturns in the greater Philadelphia region as well as the global and U.S. economies. Starting in the 2007-2008 time period, a weak economy, coupled with declines in the housing market and elevated unemployment negatively impacted the credit performance of mortgage, construction and other loans and resulted in significant write-downs by many financial institutions across the U.S.  In addition, the values of real estate collateral supporting many loans declined. While certain economic conditions in the U.S. have shown some improvement, economic growth has been slow and uneven as consumers continue to recover from previously high unemployment rates and lower housing valuations. In addition, high levels of U.S. government debt, as well as economic and political conditions in the global markets may impact DNB’s borrowers negatively. Unfavorable general economic trends, reduced availability of commercial credit and sustained high unemployment coupled with a low participation rate, can negatively impact the credit performance of both consumer and commercial credits, resulting in increased write-downs. A worsening of these conditions, such as an economic slowdown or recession, would likely worsen the adverse effects of these difficult market conditions on DNB and other financial institutions. As a result of strong loan growth in 2015, as well as these negative trends in the economy, and their impact on our borrowers’ ability to repay their loans, DNB made a $1,105,000 provision for credit losses in 2015, compared to a $1,130,000 provision in 2014.

In addition, DNB’s net interest margin has been impacted by these changes in the economy. Management has been aggressive in managing DNB’s cost of funds during the year by implementing carefully planned pricing strategies, designed to offset the decline in rates on earning assets, while matching liquidity needs. Our composite cost of funds for 2015 was 0.45%, compared to 0.45% in 2014. DNB’s net interest margin decreased to 3.19% in 2015 from 3.36% in 2014.

Earnings.  For the year ended December 31, 2015, DNB reported net income available to common shareholders of $5.1 million, an increase of $419,000 from $4.7 million reported for the year ended December 31, 2014, or $1.79 per share versus $1.66 per share, respectively, on a fully diluted basis. DNB’s earnings were favorably impacted by higher net interest income, lower income tax expense, and a lower provision for credit losses. Although DNB reported an increase in earnings in 2015 over 2014, our operations and earnings are subject to the same negative economic conditions facing all financial institutions.

Asset Quality.  Non-performing assets were $7.7 million at December 31, 2015 compared to $7.8 million at December 31, 2014. Non-performing assets as of December 31, 2015 were comprised of $4.6 million of non-accrual loans, $457,000 of loans delinquent over ninety days and still accruing, as well as $2.4 million of Other Real Estate Owned (“OREO”) and $165,000 in other repossessed property. As of December 31, 2015, the non-performing loans to total loans ratio decreased to 1.06% compared to 1.50% at December 31, 2014. The non-performing assets to total assets ratio decreased to 1.02% at December 31, 2015, compared to 1.07% at December 31, 2014. The allowance for credit losses was $4.9 million at December 31, 2015, compared to $4.9 million at December 31, 2014. The allowance to total loans was 1.02% at December 31, 2015 compared to 1.08% at December 31, 2014. DNB’s delinquency ratio (the total of all delinquent loans plus loans greater than 90 days and still accruing, divided by total loans) was 1.32% at December 31, 2015,  down from 1.87% at December 31, 2014.

II.Overview of Financial Condition — Major Changes and Trends

At December 31, 2015, DNB had consolidated assets of $748.8 million and a Tier I/Leverage Capital Ratio of 8.94%. Loans comprise 66.3% of earning assets, while investments and overnight funds constitute the remainder. During 2015, assets increased $25.5 million to $748.8 million at December 31, 2015, compared to $723.3 million at December 31, 2014. During the same period, investment securities decreased $11.4 million to $220.2 million, while the loan portfolio increased $26.2 million, or 5.74%, to $481.8 million. Deposits increased $1.2 million to $606.3 million at December 31, 2015. DNB’s liabilities are comprised of a high level of core deposits with a low cost of funds in addition to a moderate level of borrowings with costs that are more volatile than core deposits.

Comprehensive 5-Year Plan. During the third quarter of 2015, management updated the 5-year strategic plan that was designed to reposition its balance sheet and improve core earnings. Through the plan, management will endeavor to expand its loan portfolio through new originations, increased loan participations, as well as strategic loan and lease purchases. Management also plans to reduce the absolute level of borrowings with cash flows from existing loans and investments as well as from new deposit growth. A discussion on DNB’s Key Strategies follows below:

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

Strategic Plan Update.

During the year ended December 31, 2015, management focused on controlling our composite cost of funds as well as maintaining strong asset quality. The composite cost of funds for the year ended December 31, 2015 was 0.45% compared to 0.45% for 2014.  As a major component, DNB’s cost of interest bearing deposits declined from 0.27% in 2014 to 0.20% in 2015. This decrease was offset in large part, due to DNB’s issuance of $9,750,000 of subordinated debt during the first quarter of 2015 at 4.25% per annum. DNB issued the subordinated debt to redeem 75% of the outstanding Series 2011A Perpetual Preferred Stock that had been issued to the United States Department of the Treasury in conjunction with DNB’s participation in the Small Business Lending Fund program. DNB redeemed this Preferred Stock because the dividend yield was scheduled to increase from 1% per annum to 9% per annum in the first quarter of 2016. Total non-performing assets, including loans and other real estate property, were $7.7 million as of December 31, 2015 compared with $7.8 million for December 31, 2014.  The ratio of non-performing assets to total assets was 1.02% and non-performing loans were 1.06% of total loans as of December 31, 2015. Positive trends were observed for the year ended December 31, 2015 from the sale of investments and insurance products through our third-party broker-dealer, Cetera Financial Services, Inc. and ongoing trust administration and direct management of investment assets for clients which increased fees 13.01% or $171,000 when compared to 2014. In addition, mortgage banking revenue increased $79,000 or 85.9% to $171,000 in 2015.  Non-interest expense for the year ended December 31, 2015 increased slightly by 2.13% or $397,000, compared to 2014, reflecting management’s disciplined expense controls.

DNB’s most significant revenue source continues to be net interest income, defined as total interest income less total interest expense, which in 2015 accounted for approximately 81.3% of total revenue. To produce net interest income and consistent earnings growth over the long-term, DNB must generate loan and deposit growth at acceptable economic spreads within its market area. To generate and grow loans and deposits, DNB must focus on a number of areas including, but not limited to, the economy, branch expansion, sales practices, customer satisfaction and retention, competition, customer behavior, technology, product innovation and credit performance of its customers.

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

III.DNB’s Principal Products and Services

Loans and Lending Services.  DNB’s primary source of earnings and cash flows is derived from its lending function. The commercial loan and lease portfolios amounted to $396.7 million or 82.3% of total loans as of December 31, 2015. DNB focuses on providing these products to small to mid-size businesses throughout Chester and Delaware Counties. In keeping with DNB’s goal to match customer business initiatives with products designed to meet their needs, DNB offers a wide variety of fixed and variable rate loans that are priced competitively. DNB serves this market by providing funds for the purchase of business property or ventures, working capital lines, Small Business Administration loans, lease financing for equipment and for a variety of other purposes.

As a community bank, DNB also serves consumers by providing home equity and home mortgages, as well as term loans for the purchase of consumer goods. Residential mortgage and consumer loans increased $3.1 million in 2015 compared to 2014, primarily in the residential mortgage portfolio. In addition to providing funds to customers, DNB also provides a variety of services to its commercial customers. These services, such as cash management, remote capture, commercial sweep accounts, internet banking, letters of credit and other lending services are designed to meet our customer needs and help them become successful. DNB provides these services to assist its customers in obtaining financing, securing business opportunities, providing access to new resources and managing cash flows.

Deposit Products and Services.  DNB’s primary source of funds is derived from customer deposits, which are typically generated by DNB’s twelve branch offices. DNB’s deposit base, while highly concentrated in central Chester County, extends to southern Chester County and into parts of Delaware and Lancaster Counties. In addition, a growing amount of new deposits are being generated through expanded government service offerings and as a part of comprehensive loan or wealth management relationships. DNB also has access to wholesale brokered deposits which amounted to $18.5 million at December 31, 2015.

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

Non-Deposit Products and Services.  DNB offers non-deposit products and services under the names “DNB Investments & Insurance” and “DNB First Investment Management & Trust.” Revenues under these entities were $1.5 million and $1.3 million for 2015 and 2014, respectively.

DNB Investments & Insurance. Through a third party marketing agreement with Cetera Investment Services, LLC, DNB Investments & Insurance offers a complete line of investment and insurance products, which include the following:

•	Fixed & Variable Annuities	•	401(k) plans
•	401(k) Rollovers	•	Stocks
•	Self-Directed and Managed IRAs	•	Bonds
•	Mutual Funds	•	Full Services Brokerage/Cash Management
•	Long Term Care Insurance	•	529 College Savings Plans
•	Life Insurance	•	Separately Managed Investment Accounts (SMA)
•	Disability Insurance	•	Self Employed Pension (SEP)

DNB First Investment Management & Trust. DNB First Investment Management & Trust offers a full line of investment and fiduciary services, which includes the following:

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

The principal objective of DNB’s interest rate risk management is to evaluate the interest rate risk included in certain on and off balance sheet accounts, determine the level of risk appropriate given DNB’s business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with approved guidelines. Through such management, DNB seeks to reduce the vulnerability of its operations to changes in interest rates. DNB’s Asset Liability Committee (the “ALCO”) is responsible for reviewing DNB’s asset/liability policies and interest rate risk position and making decisions involving asset liability considerations. The ALCO meets on a monthly basis and reports trends and DNB’s interest rate risk position to the Board of Directors on a quarterly basis. The extent of the movement of interest rates is an uncertainty that could have a negative impact on DNB’s earnings. (See additional discussion in Item 7a. Quantitative and Qualitative Disclosures About Market Risk on page 38 of this Form 10-K.)

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

	December 31
	2015	2014	2013	2012	2011	2010
Prime	3.50%	3.25%	3.25%	3.25%	3.25%	3.25%
Federal Funds Sold (“FFS”)	0.50	0.25	0.25	0.25	0.25	0.25
6 month US Treasury	0.48	0.11	0.10	0.12	0.05	0.19

	Historical Yield Spread
	December 31
	2015	2014	2013	2012	2011	2010
FFS to 5 year US Treasury	1.21%	1.64%	1.58%	0.70%	0.64%	1.68%
FFS to 10 year US Treasury	1.75	2.21	2.90	1.72	1.73	3.04

In general, financial institutions price their fixed rate loans off of 5 and 10 year treasuries and price their deposits off of shorter indices, like the Federal Funds Sold rate. As you can see in the table above, the spread between the Federal Funds Sold rate and the 5 year treasury has ranged from 1.68% to 0.64% during the last 6 years. The spread between the Federal Funds Sold rate and the 10 year treasury has ranged from 3.04% to 1.72% during the last 6 years. As a result of the compression between long and short term rates, many banks, including DNB, have seen their net interest margin fluctuate during the last 6 years.

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

Average Balances, Rates, and Interest Income and Expense

	Year Ended December 31
	2015			2014			2013
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning assets:
Investment securities:
Taxable	$177,213	$2,955	1.67%	$156,402	$2,850	1.82%	$155,725	$2,861	1.84%
Tax-exempt	54,578	2,112	3.87	41,934	1,685	4.02	43,495	1,657	3.81
Total securities	231,791	5,067	2.19	198,336	4,535	2.29	199,220	4,518	2.27
Cash and cash equivalents	21,075	42	0.20	21,247	42	0.20	34,379	70	0.20
Total loans	465,944	20,348	4.37	435,816	19,733	4.53	396,997	19,340	4.87
Total interest-earning assets	718,810	25,457	3.54	655,399	24,310	3.71	630,596	23,928	3.79
Non-interest-earning assets	22,542			21,457			23,440
Total assets	$741,352			$676,856			$654,036
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings deposits	$414,920	$590	0.14%	$376,568	$541	0.14%	$362,985	$740	0.20%
Time deposits	67,487	396	0.59	81,546	697	0.85	95,356	1,071	1.12
Brokered deposits	14,803	179	1.21	5,590	53	0.95	-	-	-
Total interest-bearing deposits	497,210	1,165	0.23	463,704	1,291	0.28	458,341	1,811	0.40
Federal funds purchased	204	1	0.51	276	2	0.64	17	-	0.47
Repurchase agreements	25,574	51	0.20	19,531	39	0.20	20,590	45	0.22
Subordinated debt	8,067	341	4.22	-	-	-	-	-	-
FHLBP advances	20,603	787	3.82	10,986	613	5.58	12,356	653	5.29
Other interest bearing accounts	9,765	367	3.76	9,802	366	3.73	9,836	379	3.85
Total interest-bearing liabilities	561,423	2,712	0.48	504,299	2,311	0.46	501,140	2,888	0.58
Demand deposits	115,901			106,604			89,696
Other liabilities	5,115			4,190			5,167
Stockholders’ equity	58,913			61,763			58,033
Total liabilities and stockholders’ equity	$741,352			$676,856			$654,036
Net interest income		$22,745			$21,999			$21,040
Interest rate spread			3.09%			3.25%			3.22%
Net interest margin			3.16%			3.36%			3.34%

2.  Rate / Volume Analysis

During 2015, net interest income increased $746,000 or 3.39% on a tax equivalent basis. As shown in the following Rate/Volume Analysis table, $1.3 million favorable volume changes were offset by $603,000 unfavorable rate changes. The favorable change in net interest income due to volume changes is mostly attributable to increased average balances of loans of $30.1 million (affecting net interest income favorably by $1.3 million), increased average balances of investment securities of $33.5 million (favorable change $836,000), and decreased average balances of time deposits of $14.1 million  (favorable change $82,000),  offset by increased average balances of FHLBP advances of $9.6 million (unfavorable change $367,000) and increased average balances of subordinated debt of $8.1 million (unfavorable change $341,000).  The unfavorable impact of decreased yields on interest-earning assets outweighed the favorable impact of decreased rates on interest-bearing liabilities, resulting in a $603,000 unfavorable difference. The unfavorable change due to rate earned on loans was $701,000 (an average rate earned of 4.37% in 2015, compared to 4.53% in 2014). The unfavorable change due to rate earned on investments was $304,000 (an average rate earned of 2.19% in 2015, compared to 2.29% in 2014). These unfavorable changes due to decreased yields on loans and investments was partially offset by lower rates paid on FHLBP advances and time deposits. The favorable change due to rate on FHLBP advances was $193,000 (an average rate paid of 3.82% in 2015, compared to 5.58% in 2014). The favorable change due to rate on time deposits was $219,000 (an average rate paid of 0.59% in 2015, compared to 0.85% in 2014. DNB’s composite cost of funds remained at 0.45% in 2015, compared to the same rate in 2014.

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

Rate / Volume Analysis

(Dollars in thousands)

	2015 Versus 2014			2014 Versus 2013
	Change Due To			Change Due To
	Rate	Volume	Total	Rate	Volume	Total
Interest-earning assets:
Loans	$(701)	$1,316	$615	$(1,364)	$1,757	$393
Investment securities:
Taxable	(242)	347	105	(23)	12	(11)
Tax-exempt	(62)	489	427	90	(62)	28
Cash and cash equivalents	1	(1)	-	(2)	(26)	(28)
Total	(1,004)	2,151	1,147	(1,299)	1,681	382
Interest-bearing liabilities:
Savings deposits	(5)	54	49	(219)	20	(199)
Time deposits	(219)	(82)	(301)	(256)	(118)	(374)
Brokered deposits	14	112	126	-	53	53
Federal funds purchased	-	(1)	(1)	-	2	2
Repurchase agreements	-	12	12	(4)	(2)	(6)
Subordinated notes	-	341	341	-	-	-
FHLBP advances	(193)	367	174	36	(76)	(40)
Other borrowings	2	(1)	1	(12)	(1)	(13)
Total	(401)	802	401	(455)	(122)	(577)
Net interest income	$(603)	$1,349	$746	$(844)	$1,803	$959

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

DNB reports its callable agency investments ($39.2 million at December 31, 2015) at their Option Adjusted Spread (“OAS”) effective duration date, as opposed to the call or maturity date. In management’s opinion, using effective duration dates on callable securities and advances provides a better estimate of the option exercise date under any interest rate environment. The OAS methodology is an approach whereby the likelihood of option exercise takes into account the coupon on the security, the distance to the call date, the maturity date and current interest rate volatility. In addition, prepayment assumptions derived from historical data have been applied to mortgage‑related securities, which are included in investments. (See additional discussion in Item 7a. Quantitative and Qualitative Disclosures About Market Risk on page 38 of this Form 10-K.)

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

C.  Credit Risk Management

DNB defines credit risk as the risk of default by a customer or counter‑party. The objective of DNB’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis as well as to limit the risk of loss resulting from an individual customer default. Credit risk is managed through a combination of underwriting, documentation and collection standards. DNB’s credit risk management strategy calls for regular credit examinations and quarterly management reviews of large credit exposures and credits experiencing credit quality deterioration. DNB’s loan review procedures provide objective assessments of the quality of underwriting, documentation, risk grading and charge-off procedures, as well as an assessment of the allowance for credit loss reserve analysis process. As the U.S. economy moves through a period of recession, it is possible that delinquencies and non-performing assets may rise as the value of homes decline and DNB’s borrowers experience financial difficulty due to corporate downsizing, reduced sales and income levels, or other negative events which will impact their ability to meet their contractual loan payments. To minimize the impact on DNB’s earnings and maintain sound credit quality, management continues to aggressively monitor credit and credit relationships that may be impacted by such adverse factors.

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

To attract these customers, DNB offers deposit products and services, such as Choice Checking with ATM surcharge rebates, Mobile Banking, Popmoney® and expanded bill payment functionality with CheckFree®. DNB also offers a complete package of cash management services including remote deposit, ARP services, JetPay Payroll Services®, ACH, government account services and more. In addition, our broad range of Business Checking products provides significant advantages to our customers when compared to those offered by our competitors.

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

VI.2015 Financial Results

A.  Liquidity

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes. DNB’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding. Primary liquidity includes investments, Federal funds sold, and interest‑bearing cash balances, less pledged securities. DNB also anticipates scheduled payments and prepayments on its loan and mortgage‑ backed securities portfolios. In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $303.2 million at December 31, 2015. Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

As of December 31, 2015, deposits totaled $606.3 million, up $1.2 million from $605.1 million at December 31, 2014. There are $52.8 million in certificates of deposit (including IRAs) scheduled to mature during 2016. Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in cash and cash equivalents or by pay-downs and maturities of loans and investments. At December 31, 2015, DNB had $116.4 million in un-funded loan commitments. In addition, there were  $3.2 million in un-funded letters of credit. Management anticipates the majority of these commitments will be funded by means of normal cash flows. Included in interest bearing time deposits are time and brokered deposits issued in amounts of $100,000 or more and their remaining maturities at December 31, 2015 were as follows:

	December 31, 2015
	Time	Brokered
(Dollars in thousands)	Deposits	Deposits	Total
Three months or less	$14,225	$-	$14,225
Over three through six months	17,432	3,858	21,290
Over six through twelve months	2,602	-	2,602
Over one year through two years	4,359	5,420	9,779
Over two years	2,916	-	2,916
Total	$41,534	$9,278	$50,812

The following table sets forth the composition of DNB’s deposits at the dates indicated.

Deposits By Major Classification

(Dollars in thousands)

	December 31
	2015	2014	2013	2012	2011
Non-interest-bearing deposits	$125,581	$102,107	$101,853	$85,055	$68,371
Interest-bearing deposits:
NOW	185,973	205,816	170,427	161,844	171,321
Money market	137,555	143,483	130,835	122,953	107,368
Savings	72,660	66,634	60,090	58,256	45,250
Certificates	55,180	62,747	75,856	81,637	83,260
IRA	10,838	14,058	19,686	20,679	21,975
Brokered deposits	18,488	10,238	-	-	-
Total deposits	$606,275	$605,083	$558,747	$530,424	$497,545

For detailed information regarding the maturity of our time deposits and certificates of deposit, see Note 6 to our Consolidated Financial Statements beginning at page 60.

Capital Resources and Adequacy

Stockholders' equity was $55.5 million at December 31, 2015 compared to $63.9 million at December 31, 2014. The decrease in stockholders’ equity was primarily a result of the redemption of $13.0 million of Preferred Stock issued to the U.S. Treasury in conjunction with DNB’s participation in the Small Business Lending Fund Program, as well as $784,000 of dividends paid on DNB’s common stock, a  $386,000 net-of tax other comprehensive loss, and $50,000 of dividends paid on Series 2011A Preferred Stock. These decreases were partially offset by 2015 earnings of $5.1 million. We have modeled our ratios under the finalized Basel III rules and we do not expect that we will be required to raise additional capital as a result of these rules.

On August 4, 2011, DNB entered into a Securities Purchase Agreement with the Secretary of the Treasury, pursuant to which DNB issued and sold to the Treasury 13,000 shares of its Series 2011A Preferred Stock, having a liquidation preference of $1,000 per share for aggregate proceeds of $13,000,000. The Securities Purchase Agreement was entered into, and the Series 2011A Preferred Stock was issued, pursuant to the Treasury’s SBLF, a $30 billion fund established under the Small Business Jobs Act of 2010, that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. Of the $13 million in aggregate proceeds, $11,879,000 was used to repurchase all CPP Shares ($11,750,000 was paid in principal and $128,900 in accrued, unpaid dividends related to the CPP Shares) previously held by the Treasury. The securities sold in this transaction were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction by DNB not involving a public offering.

On March 6, 2015, DNB redeemed 9,750 of the 13,000 shares of the Corporation’s Series 2011A Preferred Stock that had been issued to the United States Department of the Treasury in connection with the Corporation’s participation in the SBLF program. The shares were redeemed at their liquidation value of $1,000 per share plus accrued dividends for a total redemption price of $9,767,604. DNB redeemed the remaining 3,250 shares on December 31, 2015. The shares were redeemed at their liquidation value of $1,000 per share plus accrued dividends for a total redemption price of $3,258,125.

Management believes that DNB and the Bank have each met the definition of “well capitalized” for regulatory purposes on December 31, 2015. The Bank’s capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of DNB’s or the Bank’s overall financial condition or prospects. DNB’s capital exceeds the Federal Reserve Bank’s (“FRB’s”) minimum leverage ratio requirements for bank holding companies (see additional discussion in Regulatory Matters — Note 16 to DNB’s Consolidated Financial Statements).

Under federal banking laws and regulations, DNB and the Bank are required to maintain minimum capital as determined by certain regulatory ratios. Capital adequacy for regulatory purposes, and the capital category assigned to an institution by its regulators, may be determinative of an institution’s overall financial condition.

B.  Results of Operations

1.  Summary of Performance

(a)  Summary of Results

For the year ended December 31, 2015, DNB reported net income available to common shareholders of $5.1 million, versus $4.7 million in 2014. Per share earnings on a fully diluted basis were $1.79, up from $1.66 in the prior year. Even though DNB’s annual earnings have increased, there are many aspects of the economy and the Federal Reserve’s monetary policy that hinder DNB’s ability to grow revenues and net income. One of the most significant factors is that the global and U.S. economies have experienced reduced business activity as a result of disruptions in the financial system during the past seven years. The United States, Europe, China and many other countries across the globe are struggling with too much debt and weaker streams of revenues as a result of recessionary pressures, falling oil prices and high unemployment. Overall economic growth continues to be slow at a time when national and regional unemployment rates have improved, however participation rates remain at historically low levels. The risks associated with our business remain acute in periods of slow economic growth. Moreover, financial institutions continue to be affected by a sluggish real estate market. While we are continuing to take steps to decrease and limit our exposure to problem loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.

The January 13, 2016 Beige Book indicated that aggregate business activity in the Third District continued to grow at a modest pace. Overall, firms hired additional employees at a similarly slow, cautious pace; however, the Federal Reserve’s service-sector contacts, especially from staffing firms, reported stronger hiring rates. On balance, only slight increases were reported in wages and prices, including home prices. Firms tended to report less ambitious growth expectations than in prior periods--generally stating that the current modest trends would continue.

Overall, Third District homebuilders have appeared to sustain a moderate growth rate since the December 2, 2015 Beige Book. A nationwide firm reported strong increases in contract signings for its markets covering Third District states. Reports from smaller builders were mixed. Moreover, most builders reported that large backlogs and unseasonably warm weather had kept construction crews more active than usual. Builders did note that the time required to deliver a new house has lengthened, as labor shortages continued to hamper their ability to secure subcontracting services on a timely basis.

The Federal Reserve’s nonresidential real estate contacts continued to report modest growth in construction and leasing activity. Contacts representing architects, engineers, and developers continued to report the strongest activity in Center City Philadelphia and other smaller urban cores. They attributed some of the increasing demand to employers choosing to relocate jobs to the urban cores to attract younger workers. The Federal Reserve’s contacts remained optimistic for continued growth of both new construction and leasing activity through 2016.

Third District financial firms have continued to report moderate overall increases in total loan volumes since the December 2, 2015 Beige Book. Auto loans exhibited the greatest percentage gains during the period, while commercial and industrial (C&I) deals and commercial real estate activity continued to generate strong loan growth. Auto loans and C&I loans have been the strongest categories over the year as well. Mortgages, home equity loans, and other consumer loans have been flat to down over the period as well as over the year. The Federal Reserve’s banking contacts continued to note a competitive lending environment, a greater demand for new mortgages than for refinances, and improving credit quality. The Federal Reserve’s contacts remained optimistic for continued slow, steady growth in 2016.

Third District manufacturers reported that overall activity continued to decline slightly during the December 2, 2015 Beige Book period. New orders also declined further; however, shipments appeared to rebound a bit. Despite the general declines, firms reported slight overall increases in the number of employees and in the average employee workweek. Although the year end is typically slow for most industrial firms, activity appeared to be weak for most major industrial sectors even after adjusting for seasonal factors. Weak global demand coupled with the strong dollar are generally cited as major contributors to the current declines; some firms also continued to cite weak demand from customers that supply Pennsylvania's energy extraction sector. Expectations of growth during the next six months have remained positive but have significantly weakened since the December 2, 2015 Beige Book report, as have firms' plans for future capital expenditures and future employment. Substantial layoffs were recently announced for Delaware's pharmaceutical industry in advance of a proposed merger of two large firms and its subsequent spin-off into three smaller entities.

Although DNB’s earnings have been impacted by the general economic conditions, the impact has not been as severe as it has been in many parts of the nation, largely due to a relatively healthier economic climate in the Third Federal Reserve District and specifically Chester County. DNB’s franchise spans both Chester and Delaware counties in southeastern Pennsylvania. The majority of loans have been made to businesses and individuals in Chester County and the majority of deposits are from businesses and individuals within the County. According to census data, Chester County’s population has grown at approximately 15%, compared to 13% for the nation and 3% for the Commonwealth of Pennsylvania. The median household income in Chester County is $85,373 and the County ranks 14th nationally in disposable income. The unemployment rate for Chester County stood at 3.6% as of September 2015, compared to a Pennsylvania unemployment rate of 5.3% and a national unemployment rate of 4.9%. Traditionally, the unemployment rate has been the lowest in the surrounding five-county area and it ranks among the lowest unemployment rates in the Commonwealth. Chester County has a civilian labor force of 266,900, with manufacturing jobs representing 23.1% of the workforce and retail shopping comprising 13.8% of the total employment. During the last few years, the County has been able to keep most of its major employers; however some of them have downsized in order to remain competitive. Chester County is home to several Fortune 500 companies. Thirteen Chester County employers have 1,000 employees or more. Of these 13 companies, two companies have more than 5,000 employees.

These and other factors have impacted our operations. We continue to focus on the consistency and stability of core earnings and balance sheet strength which are critical success factors in today’s challenging economic environment.

(b)  Significant Events, Transactions and Economic Changes Affecting Results

Some of DNB’s significant events during 2015 include:

•

Total loans were $481.8 million at December 31, 2015, up $26.2 million or 5.7% from 2014. Gross loans funded during 2015 were $145.9 million, compared to $129.6 million in 2014. Paydowns on loans were $119.7 million, up 33.9% from $89.4 million in 2014. Commercial loans grew by $6.2 million or 5.3% to $122.5 million, commercial mortgage loans grew $16.8 million or 6.5%, consumer loans grew $486,000 or 0.9% to $56.4 million, and residential loans grew $2.7 million or 10.2% to $28.7 million.

•

During 2015, DNB redeemed $13.0 million or 100% of the Series 2011A Preferred Stock which DNB had issued and sold to the Treasury. Capital ratios continue to exceed minimum regulatory standards for well capitalized institutions.  At December 31, 2015, the Tier 1 leverage ratio was 8.94%, Tier 1 risk-based capital was 12.08%, and total risk based capital ratio was 14.79%. As of the same date, the tangible common equity-to-tangible assets ratio was 7.40%, and the common equity tier 1 capital ratio was 10.44%.

•	Wealth management assets under care grew to $191.5 million at December 31, 2015, up from $163.8 million at December 31, 2014, as the Bank continued expanding its wealth management business.

 (c)  Trends and Uncertainties

Please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Introductory Overview on page 14 of this Form 10-K.

(d)  Material Changes in Results

Please refer to the discussion above in the section titled “Significant Events, Transactions and Economic Changes Affecting Results.”

(e)  Effect of Inflation and Changing Rates

For detailed discussion of the effects of inflation and changes in rates on DNB’s results, refer to the following discussion on “Net Interest Income.”

2.  Net Interest Income

DNB’s earnings performance is primarily dependent upon its level of net interest income, which is the excess of interest income over interest expense. Interest income includes interest earned on loans (net of interest reversals on non-performing loans), investments and Federal funds sold, as well as net loan fee amortization and dividend income. Interest expense includes the interest cost for deposits, FHLBP advances, repurchase agreements, corporate debentures, Federal funds purchased and other borrowings.

During the year ended December 31, 2015, management focused on growing the loan portfolio, controlling our composite cost of funds, increasing penetration of new and existing households, as well as maintaining strong asset quality.  Total loans increased 5.7% on a year-over year basis, while our composite cost of funds for the year ended December 31, 2015 was 0.45%, the same as it was in 2014. Asset quality remained strong with non-performing loans dropping from 1.50% at the end of 2014, to 1.06% at the end of 2015. The net interest margin for the year ended December 31, 2015 was 3.19% compared to 3.36% in 2014. The decrease was caused by the higher volume of interest-bearing liabilities with no change to the composite cost of funds, combined with a lower yield on earning assets.

Interest on loans was $20.1 million for 2015, compared to $19.6 million for 2014. The average balance of loans was $465.9 million with an average tax equivalent yield of 4.37% in 2015, compared to $435.8 million with an average tax equivalent yield of 4.53% in 2014. Year-over-year results reflect the continuing low interest rate environment in combination with pay downs on higher yielding loans.

Interest and dividends on investment securities was $4.4 million for 2015, compared to $4.0 million for 2014. The average balance of investment securities was $231.8 million with an average tax equivalent yield of 2.19% in 2015 compared to $198.3 million with an average tax equivalent yield of 2.29% in 2014.  Total investment securities decreased $11.4 million from December 31, 2014 to December 31, 2015, primarily due to $78.1 million in sales, principal pay-downs, calls and maturities, and a change in unrealized loss of $515,000, offset by $68.0 million in purchases. Interest and dividends increased $388,000, primarily due the higher average volume of the portfolio during the year.

Interest on deposits was $1.2 million for 2015 compared to $1.3 million for 2014. The average balance of interest‑bearing deposits was $497.2 million with an average rate of 0.20% for 2015 compared to $463.7 million with an average rate of 0.27% for 2014. The decrease in rate was primarily attributable to a lower interest rate environment.

Interest on FHLBP advances was $787,000 for 2015 compared to $613,000 for 2014. The average balance on FHLBP advances was $20.6 million with an average rate of 3.82% for 2015 compared to $11.0 million with an average rate of 5.58% for 2014.

Interest on repurchase agreements was $51,000 for 2015 compared to $39,000 for 2014. The average balance on repurchase agreements was $25.6 million with an average rate of 0.20% for 2015 compared to $19.5 million with an average rate of 0.20% for 2014. The increase in interest expense was primarily the result of the higher volume  of these accounts.

3.  Provision for Credit Losses

To provide for known and inherent losses in the loan and lease portfolio, DNB maintains an allowance for credit losses. There was a $1,105,000 provision made in 2015 compared to $1,130,000 in 2014. For a detailed discussion on DNB’s reserve methodology, refer to “Item 1 — Determination of the allowance for credit losses” which can be found under “Critical Accounting Policies and Estimates”.

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

Non-interest income was $5.01 million for 2015 compared to $4.96 million for 2014. The $51,000 increase was primarily due to increases of $484,000 in gain on sale of loans, $171,000 in Wealth Management, $120,000 in gain from insurance proceeds associated with a fire at one of the Bank’s locations, $79,000 in mortgage banking, and $79,000 in other fees. The increases were offset by decreases of $780,000 in gains on sale of investments, $95,000 in service charges on deposits, primarily non-sufficient fund fees, and $7,000 in income from BOLI policies.

5.  Non-Interest Expense

Non-interest expense includes salaries & employee benefits, furniture & equipment, occupancy, professional & consulting fees as well as marketing, printing & supplies, FDIC insurance, PA shares tax, telecommunications, write-downs on other real estate owned (“OREO”) and other repossessed property and other less significant expense items. Non-interest expenses increased during 2015 by $397,000 or 2.1% compared to 2014.

Salary and employee benefits.  Salary and employee benefits were $10.6 million for 2015  compared to $10.0 million for 2014. The $553,000 increase was attributable to a higher level of full-time equivalent employees year over year,  higher levels of restricted stock grants expense, as well as a higher level of incentive and commission based compensation paid to various revenue producers.

Occupancy.   Occupancy expense was $1.9 million for 2015 compared to $2.1 million for 2014. The $200,000 decrease was mainly attributable to a decrease in office building rental expense for our West Chester branch and loan operations office due to the fire during the second quarter of 2015.

Other expenses.  Other expenses remained relatively flat at $1.9 million for 2015 and 2014.

FDIC insurance.  FDIC insurance expense was $497,000 in 2015 compared to $455,000 in 2014. The $42,000 increase was primarily due to an increase in assets which created a higher assessment in 2015 compared to 2014 (See  “FDIC Insurance and Assessments”  on page 8 of this Form 10-K).

Gain/loss on sale or write-down of OREO and other repossessed property.  During 2015, DNB had $134,000 of net loss on the sale/write-downs of OREO properties compared to $7,000 of net loss on the sale/write-downs in 2014. At December 31, 2015, DNB held $2.6 million of such assets, compared to $901,000 at December 31, 2014.

6.  Income Taxes

Income tax expense was $1.5 million and $1.7 million for the years ended December 31, 2015 and 2014, respectively. Income tax expense for each period primarily differs from the amount determined at the statutory rate of 34.0% due to tax-exempt income on loans and investment securities, DNB’s ownership of BOLI policies and tax credits recognized on a low-income housing limited partnership. The effective tax rates for 2015 and 2014 were 22.6% and 25.9%, respectively. The lower effective tax rate in 2015 was primarily due to higher levels of tax-exempt income on loans and investment securities in 2015,  relative to the amounts of such income in 2014.

Financial Condition Analysis

1.  Investment Securities

DNB’s investment portfolio consists of U.S. agency securities, mortgage‑backed securities and collateralized mortgage obligations issued by U.S. Government agencies state and municipal securities, bank stocks, and other bonds and notes. In addition to generating revenue, DNB maintains the investment portfolio to manage interest rate risk, provide liquidity, provide collateral for borrowings and to diversify the credit risk of earning assets. The portfolio is structured to maximize DNB’s net interest income given changes in the economic environment, liquidity position and balance sheet mix.

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

DNB’s investment portfolio (HTM and AFS securities) totaled $220.2 million at December 31, 2015,  down  $11.4 million or 4.9% from $231.7 million at December 31, 2014. The $11.4 million decrease in investment securities was primarily due to $78.1 million in sales, principal pay-downs, calls and maturities, and a change in unrealized loss of $515,000, offset by $68.0  million in purchases.

At December 31, 2014, approximately 69% of DNB’s investments were in the AFS portfolio and 31% were in the HTM portfolio. Investments consist mainly of mortgage‑backed securities and Agency notes backed by government sponsored enterprises, such as FHLMC, FNMA and FHLB. Management regularly reviews its investment portfolio to determine whether any securities are other than temporarily impaired. DNB did not invest in securities backed by sub-prime mortgages. At December 31, 2015, the combined AFS and HTM portfolios had an unrealized pretax gain of $1.1 million and an unrealized pretax loss of $1.7 million. At December 31, 2014, the combined AFS and HTM portfolios had an unrealized pretax gain of $1.5 million and an unrealized pretax loss of $1.5 million. There were no other than temporarily impaired securities.

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

Investment Maturity Schedule, Including Weighted Average Yield

(Dollars in thousands)

	December 31, 2015
					No
	Less than	1-5	5-10	Over	Stated
Held to Maturity	1 Year	Years	Years	10 Years	Maturity	Total	Yield
US Government agency obligations	$-	$7,973	$-	$-	$-	$7,973	3.08%
GSE mortgage-backed securities	-	-	2,759	-	-	2,759	2.86
Corporate bonds	-	3,519	7,999	-	-	11,518	4.42
Collateralized mortgage obligations GSE	-	-	-	2,623	-	2,623	2.17
State and municipal tax-exempt	-	8,185	18,112	16,659	-	42,956	3.87
Total	$-	$19,677	$28,870	$19,282	$-	$67,829	3.76%
Percent of portfolio	-%	29%	43%	28%	-%	100%
Weighted average yield	-%	3.06%	3.88%	4.31%	-%	3.76%

					No
	Less than	1-5	5-10	Over	Stated
Available for Sale	1 Year	Years	Years	10 Years	Maturity	Total	Yield
US Government agency obligations	$9,988	$46,728	$1,492	$-	$-	$58,208	1.13%
GSE mortgage-backed securities	-	-	34,111	6,240	-	40,351	1.46
Collateralized mortgage obligations GSE	-	-	-	15,806	-	15,806	1.64
Corporate bonds	2,020	16,537	2,014	-	-	20,571	1.83
State and municipal tax-exempt	6,660	-	3,578	7,205	-	17,443	2.85
Total	$18,668	$63,265	$41,195	$29,251	$-	$152,379	1.56%
Percent of portfolio	12%	42%	27%	19%	-%	100%
Weighted average yield	0.81%	1.37%	1.68%	2.27%	-%	1.56%

Composition of Investment Securities

(Dollars in thousands)

	December 31
	2015		2014		2013
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
Held to Maturity	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
US Government agency obligations	$7,973	$8,293	$7,730	$8,073	$7,494	$7,569
GSE mortgage-backed securities	2,759	2,842	3,579	3,712	5,934	6,134
Corporate bonds	11,518	11,710	3,951	4,275	6,357	6,606
Collateralized mortgage obligations GSE	2,623	2,606	3,605	3,579	4,903	4,824
State and municipal tax-exempt	42,956	42,980	40,589	40,460	40,611	38,269
Total	$67,829	$68,431	$59,454	$60,099	$65,299	$63,402

	December 31
	2015		2014		2013
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
Available for Sale	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
US Government agency obligations	$58,460	$58,208	$61,547	$61,354	$30,522	$29,943
GSE mortgage-backed securities	40,663	40,351	66,669	66,723	49,448	48,930
Collateralized mortgage obligations GSE	16,241	15,806	20,499	20,011	23,836	22,886
Corporate bonds	20,921	20,571	13,208	13,102	16,944	16,550
State and municipal tax-exempt	17,274	17,443	10,917	10,994	2,091	2,072
Certificates of deposit	-	-	-	-	1,250	1,260
Equity securities	-	-	27	18	27	18
Total	$153,559	$152,379	$172,867	$172,202	$124,118	$121,659

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

Total loans were $481.8 million at December 31, 2015, up $26.2 million or 5.7% from 2014. Gross loans funded during 2015 were $145.9 million, compared to $129.6 million in 2014. Paydowns on loans were $119.7 million, up 33.9% from $89.4 million in 2014. Commercial loans grew by $6.2 million or 5.3% to $122.5 million, commercial mortgage loans grew $16.8 million or 6.5% to $274.1, consumer loans grew $486,000 or 0.9% to $56.4 million, and residential loans grew $2.7 million or 10.2% to $28.7 million.

The following table sets forth information concerning the composition of total loans outstanding, net of unearned income and fees and the allowance for credit losses, as of the dates indicated.

Total Loans Outstanding, Net of Allowance for Credit Losses

(Dollars in thousands)

	December 31
	2015	2014	2013	2012	2011
Residential mortgage	$28,651	$25,993	$24,677	$25,835	$26,461
Commercial mortgage	274,132	257,310	234,599	234,202	232,297
Commercial:
Commercial term	102,178	80,819	89,279	81,888	76,302
Commercial construction	20,364	35,534	19,117	12,247	24,818
Lease financing	-	-	2	67	191
Consumer:
Home equity	51,270	50,192	41,418	35,322	36,042
Other	5,163	5,755	6,262	6,937	7,573
Total loans	481,758	455,603	415,354	396,498	403,684
Less allowance for credit losses	(4,935)	(4,906)	(4,623)	(6,838)	(6,164)
Net loans	$476,823	$450,697	$410,731	$389,660	$397,520

The following table sets forth information concerning the contractual maturities of the loan portfolio, net of unearned income and fees. For amortizing loans, scheduled repayments for the maturity category in which the payment is due are not reflected below, because such information is not readily available.

Loan and Lease Maturities

(Dollars in thousands)

	December 31, 2015
	Less than	1-5	Over 5
	1 Year	Years	Years	Total
Residential mortgage	$8,023	$43	$20,585	$28,651
Commercial mortgage	12,360	94,913	166,859	274,132
Commercial:
Commercial term	6,566	13,608	82,004	102,178
Commercial construction	10,900	3,818	5,646	20,364
Consumer:
Home equity	1,114	3,716	46,440	51,270
Other	17	579	4,567	5,163
Total loans	38,980	116,677	326,101	481,758
Loans with fixed interest rates	14,355	105,768	191,496	311,619
Loans with variable interest rates	24,625	10,909	134,605	170,139
Total loans	$38,980	$116,677	$326,101	$481,758

3.  Non-Performing Assets

Total non-performing assets decreased $81,000 to $7.7 million at December 31, 2015, compared to $7.8 million at December 31, 2014. The $81,000 decrease was attributable to a $1.9 million decrease in non-accrual loans and a $123,000 increase in loans 90 days past due and still accruing, and a $1.7 million increase in other real estate owned & other repossessed property. As a result of the decrease in non-performing loans and a $26.2 million net increase in gross loans, the non-performing loans to total loans ratio decreased to 1.06% at December 31, 2015, from 1.50% at December 31, 2014. The non-performing assets to total assets ratio decreased to 1.02% at December 31, 2015 from 1.07% at December 31, 2014. The allowance to non-performing loans ratio increased to 96.9% at December 31, 2015 from 71.6% at December 31, 2014. DNB continues to work diligently to improve asset quality by adhering to strict underwriting standards and improving lending policies and procedures. Non-performing assets have had, and will continue to have, an impact on earnings; therefore management intends to continue working aggressively to reduce the level of such assets.

Non-performing assets are comprised of non-accrual loans, loans delinquent over ninety days and still accruing, as well as OREO and other repossessed assets. Non-accrual loans are loans for which the accrual of interest ceases when the collection of principal or interest payments is determined to be doubtful by management. It is the policy of DNB to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier if considered prudent. Interest received on such loans is applied to the principal balance, or may, in some instances, be recognized as income on a cash basis. A non-accrual loan or lease may be restored to accrual status when management expects to collect all contractual principal and interest due and the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms. OREO consists of real estate acquired by foreclosure or deed-in-lieu of foreclosure. Other repossessed assets are primarily assets from DNB’s commercial lease portfolio that were repossessed. OREO and other repossessed assets are carried at the lower of carrying value or estimated fair value, less estimated disposition costs. Any significant change in the level of non-performing assets is dependent, to a large extent, on the economic climate within DNB’s market area.

DNB’s Credit Policy Committee monitors the performance of the loan and lease portfolio to identify potential problem assets on a timely basis. Committee members meet to design, implement and review asset recovery strategies, which serve to maximize the recovery of each troubled asset. As of December 31, 2015, DNB had $19.5 million of loans classified as substandard. Of the $19.5 million, $14.6 million are performing and are believed to require increased supervision and review; and may, depending on the economic environment and other factors, become non-performing assets in future periods. The majority of these loans are secured by commercial real estate, with lesser amounts being secured by residential real estate, inventory and receivables. The amount of performing substandard loans at December 31, 2014 was $16.0 million.

The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, and (iii) OREO as a result of foreclosure or voluntary transfer to DNB as well as other repossessed assets. In addition, the table sets forth DNB's asset quality and allowance coverage ratios at the dates indicated:

Non-Performing Assets

(Dollars in thousands)

	December 31
	2015	2014	2013	2012	2011
Non-accrual loans:
Residential mortgage	$1,619	$2,457	$2,250	$2,196	$1,873
Commercial mortgage	1,048	1,294	266	2,804	2,114
Commercial:
Commercial term	188	198	-	-	201
Commercial construction	1,028	2,043	2,554	4,326	3,032
Lease financing	-	-	-	28	61
Consumer:
Home equity	563	432	434	64	61
Other	189	95	82	147	90
Total non-accrual loans	4,635	6,519	5,586	9,565	7,432
Loans 90 days past due and still accruing	457	334	141	869	210
Total non-performing loans	5,092	6,853	5,727	10,434	7,642
Other real estate owned & other repossessed property	2,581	901	1,096	1,237	3,974
Total non-performing assets	$7,673	$7,754	$6,823	$11,671	$11,616
Asset quality ratios:
Non-performing loans to total loans	1.06%	1.50%	1.38%	2.63%	1.89%
Non-performing assets to total assets	1.02	1.07	1.03	1.82	1.91
Allowance for credit losses to:
Total loans	1.02	1.08	1.11	1.72	1.53
Non-performing loans	96.91	71.59	80.70	65.54	80.70

Included in the loan portfolio are loans for which DNB has ceased the accrual of interest (i.e. non-accrual loans). Loans of approximately $4.6 million and $6.5 million as of December 31, 2015 and 2014, respectively, were on a non-accrual basis. DNB also had loans of approximately $457,000 and $334,000 that were 90 days or more delinquent, but still accruing, as of December 31, 2015 and 2014, respectively. If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following tables:

Non-accrual Loans – Contractual Interest Income

(Dollars in thousands)

		Year Ended December 31, 2015
	December 31, 2015	Interest income that would have been recorded	Interest income recorded during	Net impact on
	Amount	under original terms	the period	interest income
Non-accrual loans:
Residential mortgage	$1,619	$69	$-	$69
Commercial mortgage	1,048	86	-	86
Commercial:				-
Commercial term	188	9	-	9
Commercial construction	1,028	268	-	268
Lease financing	-	-	-	-
Consumer:				-
Home equity	563	26	-	26
Other	189	15	-	15
Total non-accrual loans	4,635	473	-	473
Loans 90 days past due and still accruing	457	3	3	-
Total non-performing loans	$5,092	$476	$3	$473

		Year Ended December 31, 2014
	December 31, 2014	Interest income that would have been recorded	Interest income recorded during	Net impact on
	Amount	under original terms	the period	interest income
Non-accrual loans:
Residential mortgage	$2,457	$56	$-	$56
Commercial mortgage	1,294	41	-	41
Commercial:				-
Commercial term	198	3	-	3
Commercial construction	2,043	355	-	355
Lease financing	-	-	-	-
Consumer:				-
Home equity	432	26	3	23
Other	95	12	-	12
Total non-accrual loans	6,519	493	3	490
Loans 90 days past due and still accruing	334	6	6	-
Total non-performing loans	$6,853	$499	$9	$490

4.  Allowance for Credit Losses

To provide for known and inherent losses in the loan and lease portfolios, DNB maintains an allowance for credit losses. Provisions for credit losses are charged against income to increase the allowance when necessary. Loan and lease losses are charged directly against the allowance and recoveries on previously charged-off loans are added to the allowance. In establishing its allowance for credit losses, management considers the size and risk exposure of each segment of the loan and lease portfolio, past loss experience, present indicators of risk such as delinquency rates, levels of non-accruals, the potential for losses in future periods, and other relevant factors. Management’s evaluation of criticized and classified loans generally includes reviews of borrowers of $100,000 or greater. Consideration is also given to examinations performed by regulatory agencies, primarily the OCC.

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

•Changes in the Loan Review Methodology and Degree of Oversight by Bank's Board of Directors.

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

The provision decreased to $1,105,000 in 2015 compared to $1,130,000 in 2014. DNB’s percentage of allowance for credit losses to total loans was 1.02% at December 31, 2015 compared to 1.08%, 1.11%, 1.72%, and 1.53% for the years ended December 31, 2014, 2013, 2012, and 2011 respectively. The allowance as a percentage of total loans declined during the five years ended December 31, 2015. The decline during the five years ended December 31, 2015 was a result of management partially charging off the carrying balance of four large non-performing loans by $4.0 million during 2013 and an increase in total loans from 2011 to 2015 of $78.1 million. Prior to the partial charge-offs during 2013, DNB had specific reserves in the allowance of $1.9 million on these loans. Net charge-offs were $1.1 million in 2015, compared to $847,000, $4.7 million, $781,000, and $1.2 million in 2014, 2013, 2012, and 2011, respectively. The percentage of net charge-offs to total average loans was 0.23%, 0.19%, 1.20%, 0.20%, and 0.29% during the five years ending December 31, 2015, 2014, 2013, 2012, and 2011, respectively. Management is not aware of any potential problem loans, which were accruing and current at December 31, 2015, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to DNB.

We typically establish a general valuation allowance on classified loans which are not impaired. In establishing the general valuation allowance, we segregate these loans by loan type. For commercial and construction loans, the determination of the category for each loan is based on periodic reviews of each loan by our lending and credit officers as well as an independent, third‑party consultant. The reviews include a consideration of such factors as recent payment history, current financial data, cash flow, financial projections, collateral evaluations, guarantor or sponsorship financial strength and current economic and business conditions. Categories for mortgage and consumer loans are determined through a similar review. Classification of a loan within a category is based on identified weaknesses that increase the credit risk of loss on the loan. The allowance percentage, is determined based on inherent losses associated with each type of lending as determined through consideration of our loss history with each type of loan, trends in credit quality and collateral values, and an evaluation of current economic and business conditions.

We establish a general allowance on non-classified loans to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem loans. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages to each category. An evaluation of each category is made to determine the need to further segregate the loans within each category by type. For our residential mortgage and consumer loan portfolios, we treat them as homogeneous pools. For our commercial real estate and construction loan portfolios, a further analysis is made in which we segregated the loans by type based on the purpose of the loan and the collateral properties securing the loan. Various risk factors for each type of loan are considered, including the impact of general economic and business conditions, collateral value trends, credit quality trends and historical loss experience.

As of December 31, 2015, DNB had $7.7 million of non-performing assets, which included $5.1 million of non-performing loans and $2.6 million of OREO and other repossessed property. Loans are reviewed for impairment in accordance with FASB ASC 310-10-35. Impaired loans can either be secured or unsecured, not including large groups of smaller balance loans that are collectively evaluated. Impairment is measured by the difference between the loan amount and the present value of the future cash flow discounted at the loan’s effective interest rate. Management measures loans for impairment by using the fair value of collateral for collateral dependent loans. In general, management reduces the amount of the appraisal by the estimated cost of acquisition and disposition of the underlying collateral and compares that adjusted value with DNB’s carrying value. DNB establishes a specific valuation allowance on impaired loans that have a collateral shortfall, including estimated costs to sell in comparison to the carrying value of the loan. Of the $5.0 million of impaired loans at December 31, 2015, $307,000 had a valuation allowance of $114,000 and $4.7 million had no specific allowance. For those impaired loans that management determined that no specific valuation allowance was necessary, management has reviewed the appraisal for each loan and determined that there is no shortfall in the collateral. During the year ended December 31, 2015, DNB recognized $1.2 million in total charge-offs, $954,000 of which related to impaired loans.

We typically order new third‑party appraisals or collateral valuations when a loan becomes impaired or is transferred to OREO. This is done within two weeks of a loan becoming impaired or a loan moving to OREO. It generally takes two to eight weeks to receive the appraisals, depending on the type of property being appraised. We recognize any provision or related charge-off within two weeks of receiving the appraisal after the appraisal has been reviewed by DNB. We generally order a new appraisal for all impaired real estate loans having a balance of $100,000 or higher, every twelve months, unless management determines more frequent appraisals are necessary. We use updated valuations when time constraints do not permit a full appraisal process, to reflect rapidly changing market conditions. Because appraisals and updated valuations utilize historical data in reaching valuation conclusions, the appraised or updated value may or may not reflect the actual sales price that we will receive at the time of sale. Management uses the qualitative factor “Changes in the value of underlying collateral for collateral‑dependent loans” to establish reserves.

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

Analysis of Allowance for Credit Losses

(Dollars in thousands)

	Year Ended December 31
	2015	2014	2013	2012	2011
Beginning balance	$4,906	$4,623	$6,838	$6,164	$5,884
Provisions	1,105	1,130	2,530	1,455	1,480
Loans charged off:
Residential mortgage	(194)	(326)	(183)	(99)	(280)
Commercial mortgage	(105)	(8)	(716)	-	(51)
Commercial:
Commercial term	(200)	(47)	(247)	(38)	(717)
Commercial construction	(581)	(511)	(3,648)	(848)	-
Lease financing	-	(1)	(26)	(1)	(200)
Consumer:
Home equity	(11)	-	-	-	-
Other	(63)	(82)	(70)	(31)	(64)
Total charged off	(1,154)	(975)	(4,890)	(1,017)	(1,312)
Recoveries:
Residential mortgage	4	5	80	21	79
Commercial mortgage	-	-	-	-	-
Commercial:
Commercial term	13	3	5	115	9
Commercial construction	10	103	-	-	-
Lease financing	49	8	59	72	3
Consumer:
Home equity	-	-	-	-	-
Other	2	9	1	28	21
Total recoveries	78	128	145	236	112
Net charge-offs	(1,076)	(847)	(4,745)	(781)	(1,200)
Ending balance	$4,935	$4,906	$4,623	$6,838	$6,164
Reserve for unfunded loan commitments	$188	$166	$143	$125	$99
Ratio of net charge-offs to average loans	0.23%	0.19%	1.20%	0.20%	0.29%

The following table sets forth the composition of DNB’s allowance for credit losses at the dates indicated.

Composition of Allowance for Credit Losses

(Dollars in thousands)

December 31
	2015		2014		2013		2012		2011
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loan Type		Loan Type		Loan Type		Loan Type		Loan Type
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Residential mortgage	$216	6%	$269	6%	$285	6%	$306	6%	$383	6%
Commercial mortgage	2,375	57	2,300	56	2,010	56	3,094	59	3,442	58
Commercial:
Commercial term	989	21	709	18	621	21	506	21	474	19
Commercial construction	569	4	881	8	1,073	5	1,536	3	1,029	6
Lease financing	-	-	-	-	-	-	3	-	10	-
Consumer:
Home equity	195	11	189	11	156	10	178	9	165	4
Other	64	1	70	1	78	2	86	2	95	7
Unallocated	527	-	488	-	440	-	1,129	-	566	-
Total	$4,935	100%	$4,906	100%	$4,623	100%	$6,838	100%	$6,164	100%
Reserve for unfunded loan
commitments (other
liability)	$188		$166		$143		$125		$99

5.  Certain Regulatory Matters

Dividends payable to DNB by the Bank are subject to certain regulatory limitations. Under normal circumstances, the payment of dividends in any year without regulatory permission is limited to the net profits (as defined for regulatory purposes) for that year, plus the retained net profits for the preceding two calendar years. The sum of these items amounted to $9.6 million for the year ended December 31, 2015. During 2015, the Bank paid $4.4 million to DNB in connection with the Non-Cumulative Perpetual Preferred Stock issued on August 4, 2011 as part of the Small Business Lending Fund program administered by the United States Treasury. The average Non-Cumulative Perpetual Preferred Stock outstanding in 2015 was $4.95 million.

The FDIC has authority to assess and change federal deposit insurance assessment rates based on average consolidated assets, less tangible equity capital of the Bank. For further information, please refer to the discussion of FDIC deposit insurance assessments under Part I, Item 1 (“Business”), section (c) (“Narrative Description of Business”) — “Supervision and Regulation — Bank” under the heading “FDIC Insurance and Assessments”  on page 8 of this report. DNB’s FDIC insurance expense was $497,000 in 2015

DNB was well capitalized at December 31, 2015 and met all regulatory capital requirements. Please refer to Note 16 to the Consolidated Financial Statements for a table that summarizes required capital ratios and the corresponding regulatory capital positions of DNB and the Bank at December 31, 2015.

At December 31, 2015, DNB owned $2.3 million of stock of the Federal Home Loan Bank of Pittsburgh (“FHLBP”) and had outstanding borrowings of $30.0 million from the FHLBP. DNB recognized dividend income on FHLBP stock of $107,000 in 2015. At December 31, 2015, DNB's excess borrowing capacity from the FHLBP was $257.2 million. Generally, the loan terms from the FHLBP are better than the terms DNB can receive from other sources.

6.  Off Balance Sheet Arrangements

In the normal course of business, various commitments and contingent liabilities are outstanding, such as guarantees and commitments to extend credit, borrow money or act in a fiduciary capacity, which are not reflected in the consolidated financial statements. Management does not anticipate any significant losses as a result of these commitments.

DNB had outstanding stand-by letters of credit totaling $3.2 million and unfunded loan and lines of credit commitments totaling $116.4 million at December 31, 2015.

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

DNB maintains borrowing arrangements with various correspondent banks, the FHLBP and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $303.2 million at December 31, 2015. At December 31, 2015, DNB had $30.0 million of FHLBP borrowings outstanding and the FHLBP had issued letters of credit, on DNB’s behalf, totaling $30.0 million against its available credit lines.

As of December 31, 2015, approximately $191.5 million of assets are held by DNB First Wealth Management in a fiduciary, custody or agency capacity. These assets are not assets of DNB, and are not included in the consolidated financial statements.

Off Balance Sheet Obligations

(Dollars in thousands)

	Expiration by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Commitments to extend credit	$116,380	$11,821	$5,200	$1,010	$98,349
Letters of credit	3,170	3,090	54	-	26
Total	$119,550	$14,911	$5,254	$1,010	$98,375

For detailed information regarding FHLBP Advances and Short Term Borrowed Funds, see Note 7 to our Consolidated Financial Statements beginning at page 60.

The following table sets forth DNB’s known contractual obligations as of December 31, 2015. The amounts presented below do not include interest.

Contractual Obligations

(Dollars in thousands)

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
FHLBP advances	$30,000	$10,000	$4,000	$16,000	$-
Repurchase agreements	32,416	32,416	-	-	-
Capital lease obligations	464	46	113	148	157
Operating lease obligations	1,932	445	931	465	91
Long-term subordinated debt	9,750	-	-	-	9,750
Junior subordinated debentures	9,279	-	-	-	9,279
Total	$83,841	$42,907	$5,044	$16,613	$19,277

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes an Economic Value of Equity (“EVE”) model. The EVE model measures the potential price risk of equity to changes in interest rates and factors in the optionality included on the balance sheet. EVE analysis is used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The EVE is likely to be different if rates change. Results falling outside prescribed ranges may require action by management. At December 31, 2015 and 2014, DNB’s variance in the EVE as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the following table. The change as a percentage of the present value of equity with a 200 basis point increase was within DNB’s negative 25% guideline at December 31, 2015 and 2014.

Quantitative and Qualitative Disclosures About Market Risk

(Dollars in thousands)

	December 31, 2015			December 31, 2014
Change in rates	Flat	−200bp	+200bp	Flat	−200bp	+200bp
EVE	$68,118	$58,298	$58,936	$72,548	$68,218	$58,656
Change		(9,820)	(9,182)		(4,330)	(13,892)
Change as a % of assets		(1.3)%	(1.2)%		(0.6)%	(1.9)%
Change as a % of PV equity		(14.4)%	(13.5)%		(6.0)%	(19.1)%

Item 8.  Financial Statements and Supplementary Data

DNB FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands, except share data)

	December 31
	2015	2014
Assets
Cash and due from banks	$21,119	$12,504
Federal Funds Sold	-	-
Cash and cash equivalents	21,119	12,504
Available-for-sale investment securities at fair value (amortized cost of $153,559 and $172,867)	152,379	172,202
Held-to-maturity investment securities (fair value of $68,431 and $60,099)	67,829	59,454
Total investment securities	220,208	231,656
Loans held for sale	-	617
Loans	481,758	455,603
Allowance for credit losses	(4,935)	(4,906)
Net loans	476,823	450,697
Restricted stock	3,447	2,587
Office property and equipment, net	6,806	7,668
Accrued interest receivable	2,410	2,253
Other real estate owned & other repossessed property	2,581	901
Bank owned life insurance (BOLI)	9,326	9,098
Core deposit intangible	66	82
Net deferred taxes	3,733	3,446
Other assets	2,299	1,821
Total assets	$748,818	$723,330
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$125,581	$102,107
Interest-bearing deposits:
NOW	185,973	205,816
Money market	137,555	143,483
Savings	72,660	66,634
Time	66,018	76,805
Brokered deposits	18,488	10,238
Total deposits	606,275	605,083
Federal Home Loan Bank of Pittsburgh (FHLBP) advances	30,000	20,000
Repurchase agreements	32,416	19,221
Junior subordinated debentures	9,279	9,279
Subordinated debt	9,750	-
Other borrowings	464	505
Total borrowings	81,909	49,005
Accrued interest payable	345	351
Other liabilities	4,801	4,983
Total liabilities	693,330	659,422
Commitments and contingencies	-	-
Stockholders’ Equity
Preferred stock, $10.00 par value; 1,000,000 shares authorized; $1,000 liquidation preference per share; 0 and 13,000 shares issued and outstanding, respectively	-	13,000
Common stock, $1.00 par value; 10,000,000 shares authorized; 2,933,049 and 2,903,610 issued, respectively; 2,823,840 and 2,778,724 outstanding, respectively	2,955	2,931
Treasury stock, at cost; 109,209 and 124,886 shares, respectively	(2,015)	(2,301)
Surplus	35,097	34,745
Retained earnings	21,436	17,132
Accumulated other comprehensive loss, net	(1,985)	(1,599)
Total stockholders’ equity	55,488	63,908
Total liabilities and stockholders’ equity	$748,818	$723,330

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(Dollars in thousands, except share and per share data)

	Year Ended December 31
	2015	2014
Interest and Dividend Income:
Interest and fees on loans	$20,082	$19,588
Interest and dividends on investment securities:
Taxable	2,955	2,850
Exempt from federal taxes	1,399	1,116
Interest on cash and cash equivalents	42	42
Total interest and dividend income	24,478	23,596
Interest Expense:
Interest on NOW, money market and savings	590	541
Interest on time deposits	396	697
Interest on brokered deposits	179	53
Interest on FHLBP advances	787	613
Interest on repurchase agreements	51	39
Interest on junior subordinated debentures	301	295
Interest on subordinated debt	341	-
Interest on other borrowings	67	73
Total interest expense	2,712	2,311
Net interest income	21,766	21,285
Provision for credit losses	1,105	1,130
Net interest income after provision for credit losses	20,661	20,155
Non-interest Income:
Service charges	1,131	1,226
Wealth management	1,485	1,314
Mortgage banking, net	171	92
Increase in cash surrender value of BOLI	228	235
Gain from insurance proceeds	120	-
Gains on sale of investment securities, net	78	858
Gains on sale of loans	484	-
Other fees	1,312	1,233
Total non-interest income	5,009	4,958
Non-interest Expense:
Salaries and employee benefits	10,551	9,998
Furniture and equipment	1,239	1,289
Occupancy	1,919	2,119
Professional and consulting	1,185	1,216
Advertising and marketing	631	662
Printing and supplies	161	165
FDIC insurance	497	455
PA shares tax	602	602
Telecommunications	245	252
Loss on sale or write down of OREO, net	134	7
Other expenses	1,865	1,867
Total non-interest expense	19,029	18,632
Income before income tax expense	6,641	6,481
Income tax expense	1,503	1,677
Net income	5,138	4,804
Preferred stock dividends	50	135
Net income available to common stockholders	$5,088	$4,669
Earnings per common share:
Basic	$1.82	$1.69
Diluted	$1.79	$1.66
Cash dividends per common share	$0.28	$0.28
Weighted average common shares outstanding:
Basic	2,801,881	2,766,723
Diluted	2,847,488	2,812,726

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Year Ended
	December 31
	2015	2014
Net income	$5,138	$4,804
Other comprehensive income (loss):
Unrealized holding gains (losses) on AFS investment securities arising during the period
Before tax amount	(437)	2,237
Tax effect	149	(760)
	(288)	1,477
Accretion of discount on AFS to HTM reclassification(1)
Before tax amount	7	8
Tax effect(2)	(2)	(3)
	5	5
Less reclassification for gains on AFS investment securities included in net income
Before tax amount	(78)	(443)
Tax effect(2)	27	151
	(51)	(292)
Other comprehensive income (loss) - securities	(334)	1,190
Unrealized actuarial losses - pension
Before tax amount	(79)	(630)
Tax effect	27	214
	(52)	(416)
Total other comprehensive (loss) income	(386)	774
Total comprehensive income	$4,752	$5,578
(1) Amounts are included in interest and dividends on investment securities in the consolidated statements of income.
(2) Amounts are included in income tax expense in the consolidated statements of income.

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

						Accumulated
						Other
						Compre-
	Preferred	Common	Treasury		Retained	hensive
	Stock	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at January 1, 2014	$12,995	$2,910	$(2,629)	$34,441	$13,239	$(2,373)	$58,583
Net income	-	-	-	-	4,804	-	4,804
Other comprehensive income	-	-	-	-	-	774	774
SBLF issuance costs accretion to liquidation value	5	-	-	-	(5)	-	-
Restricted stock compensation expense	-	14	-	202	-	-	216
Exercise of stock options (6,907 shares)	-	7	-	32	-	-	39
Taxes on exercise of stock options	-	-	-	(23)	-	-	(23)
Stock option compensation	-	-	-	51	-	-	51
Cash dividends - common ($0.28 per share)	-	-	-	-	(775)	-	(775)
Cash dividends SBLF preferred	-	-	-	-	(131)	-	(131)
Sale of treasury shares to 401(k) (11,866 shares)	-	-	218	28	-	-	246
Sale of treasury shares to deferred comp. plan (6,020 shares)	-	-	110	14	-	-	124
Balance at December 31, 2014	13,000	2,931	(2,301)	34,745	17,132	(1,599)	63,908
Net income	-	-	-	-	5,138	-	5,138
Other comprehensive loss	-	-	-	-	-	(386)	(386)
Redemption of preferred stock (13,000 shares)	(13,000)	-	-	-	-	-	(13,000)
Restricted stock compensation expense (13,048 restricted stock shares)	-	19	-	323	-	-	342
Exercise of stock options (16,391 shares)	-	16	-	386	-	-	402
Taxes on stock option exercise and share award vest	-	(11)	-	(458)	-	-	(469)
Cash dividends - common ($0.28 per share)	-	-	-	-	(784)	-	(784)
Cash dividends SBLF preferred	-	-	-	-	(50)	-	(50)
Sale of treasury shares to 401(k) (10,519 shares)	-	-	192	68	-	-	260
Sale of treasury shares to deferred comp. plan (5,158 shares)	-	-	94	33	-	-	127
Balance at December 31, 2015	$-	$2,955	$(2,015)	$35,097	$21,436	$(1,985)	$55,488

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended
	December 31
	2015	2014
Cash Flows From Operating Activities:
Net income	$5,138	$4,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,806	1,802
Provision for credit losses	1,105	1,130
Stock based compensation	342	267
Net gain on sale of securities	(78)	(858)
Net loss on sale and write down of OREO and other repossessed property	134	7
Earnings from investment in BOLI	(228)	(235)
Deferred tax benefit	(88)	(226)
Proceeds from sales of loans	18,739	3,645
Loans originated for sale	(17,467)	(4,170)
Gain on sale of loans, net	(655)	(92)
Write off of property and equipment	698	-
(Increase) decrease in accrued interest receivable	(157)	44
(Increase) decrease in other assets	(475)	799
Decrease in accrued interest payable	(6)	(25)
(Decrease) increase in other liabilities	(260)	260
Net Cash Provided By Operating Activities	8,548	7,152
Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Sales	17,988	39,333
Maturities, repayments and calls	58,262	25,805
Purchases	(57,928)	(114,425)
Activity in held-to-maturity securities:
Sales	-	1,612
Maturities, repayments and calls	1,822	4,756
Purchases	(10,093)	-
Net (increase) decrease in restricted stock	(860)	316
Net increase in loans	(29,020)	(41,196)
Purchases of office property and equipment	(661)	(344)
Expenses capitalized in OREO	(202)	-
Proceeds from sale of OREO and other repossessed property	177	288
Net Cash Used in Investing Activities	(20,515)	(83,855)
Cash Flows From Financing Activities:
Net increase in deposits	1,192	46,336
Repayment of FHLBP advances	(10,000)	-
Funding of FHLBP advances	20,000	10,000
Net increase (decrease) in repurchase agreements	13,195	(633)
Proceeds from issuance of subordinated debt	9,750	-
Decrease in other borrowings	(41)	(36)
Dividends paid	(834)	(906)
Proceeds from the exercise of stock options	402	39
Taxes on stock option exercise and share award vest	(469)	(23)
Redemption of preferred stock	(13,000)	-
Sale of treasury stock	387	370
Net Cash Provided by Financing Activities	20,582	55,147
Net Change in Cash and Cash Equivalents	8,615	(21,556)
Cash and Cash Equivalents at Beginning of Period	12,504	34,060
Cash and Cash Equivalents at End of Period	$21,119	$12,504
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,718	$2,336
Income taxes	1,777	872
Supplemental Disclosure of Non-cash Flow Information:
Transfers from loans to other real estate owned and other repossessed property	1,789	100
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

Accounting Developments Affecting DNB In January 2014, the FASB issued ASU No. 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU No. 2014-04 did not have a material impact on DNB's Consolidated Financial Statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contract with Customers (Topic 606). The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following five steps: 1) identify the contracts(s) with the customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract; and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer. For a public entity, the amendments in this update are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early application is not permitted. DNB is still evaluating the effect of this amendment on DNB's consolidated financial statements. . In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The guidance in this ASU is now effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. DNB does not expect this ASU to have a significant impact on its financial condition or results of operations.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02,  Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. DNB is currently evaluating the impact of the pending adoption of the ASU on its consolidated financial statements.

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

Other Than Temporary Impairment ("OTTI") Analysis  Securities are evaluated on a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether declines in their value are other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline, and whether or not management intends to sell or expects that it is more likely than not that it will be required to sell the security prior to an anticipated recovery of the fair value. Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total impairment related to credit losses is included in earnings. The amount of the total impairment related to all other factors is included in other comprehensive income. DNB recorded no impairment charges in 2015 or 2014.

Restricted StockRestricted investment in bank stocks consist of Philadelphia Federal Reserve Bank (“FRB”) stock, Pittsburgh Federal Home Loan Bank (“FHLBP”) stock, and Atlantic Central Bankers Bank (“ACBB”) stock. Federal law requires a member institution of the district FRB and FHLB to hold stock according to predetermined formulas. Atlantic Central Bankers Bank requires its correspondent banking institutions to hold stock as a condition of membership. The restricted investment in bank stock is carried at cost. Quarterly, the Corporation evaluates the bank stocks for impairment. We evaluate recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history, and impact of legislative and regulatory changes. At December 31, 2015, DNB owned $2.3 million of stock of the

FHLBP, $1.1 million of stock of the FRB and $106,000 of stock of ACBB. At December 31, 2014, DNB owned $1.4 million of stock of the FHLBP, $1.1 million of stock of the FRB and $106,000 of stock of ACBB.

Loans Held-for-Sale Loans held for sale are comprised of residential mortgage loans originated by the Bank and servicing of the loan is not retained after sale. Loans held for sale are reported at the lower of cost or fair value, as determined by the aggregate commitments from investors or current investor yield requirements. The amount by which cost exceeds fair value, if any is accounted for as a valuation allowance and is charged to expense in the period of the change. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loan and is recorded in non-interest income.

Loans Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for credit losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. DNB is generally amortizing these amounts over the contractual life of the loan. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method.

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

Residential mortgage loans involve certain risks such as interest rate risk and risk of non-repayment. Adjustable-rate single family real estate loans decreases the interest rate risk to the Company that is associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. Repayment risk can be affected by job loss, divorce, illness and personal bankruptcy or the borrower.

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

We perform separate impairment analyses once residential or consumer loans become significantly delinquent. This is essentially the same process for all loan types. Once on non-accrual or at 90 days delinquent (if not before), we generally get updated valuations (appraisals, etc.) and then perform the impairment analysis. So, the general reserve is used to cover the performing loans until we pull out the problem accounts.

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

As of December 31, 2015, DNB had no commercial mortgages classified as a TDR, compared to one commercial mortgage classified as a TDR totaling $2,246,000 at December 31, 2014. The loan was paid off during the third quarter of 2015. The rate on this loan was modified and the terms of the loans were changed to interest only while the project was being built out. The loan commenced normal principal and interest payments in June 2014. The loan was extended and there was no reduction of principal. The balance of the loan prior to modification was $2,272,000 and the balance after the modification was $2,272,000. During the twelve months ended December 31, 2015 and 2014, there were no defaults on any terms of this loan.

As of December 31, 2015, DNB had one consumer home equity loan classified as a TDR totaling $102,000 compared to one consumer home equity loan classified as a TDR totaling $102,000 (the same loan) at December 31, 2014. The monthly payment on this loan was reduced for 36 months and the borrower will resume making contractual payments at the end of this period. The loan was extended and there was no reduction of principal. This loan was classified a TDR in June of 2014. The balance of the loan prior to the modification was $102,000 and the balance after the modification was $102,000. During the twelve months ended December 31, 2015 and 2014, there were no defaults on any terms of this loan.

As of December 31, 2015, DNB had one consumer installment loan classified as a TDR totaling $40,000 compared to no such loans at December 31, 2014. The interest rate on the loan was reduced. The loan was extended and there was no reduction of principal. This loan was classified as a TDR in December of 2015. The balance of the loan prior to modification was $42,000 and the balance after the modification was $42,000. DNB recognized a partial charge-off of the loan in the amount of $2,000. During the twelve months ended December 31, 2015, there were no defaults on any terms of this loan.

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

Reserve for unfunded loan commitments  The reserve for unfunded loan commitments represents management’s estimate of losses inherent in off-balance sheet items related to the loan portfolio which consist of commitments to extend credit and letters of credit. The same risk and loss factors are applied to both funded and unfunded commitments. However, the bank calculates reserves required to support unfunded commitments in each loan category based only on the estimated likelihood (the probability) that DNB would advance funds into a known troubled situation, and then sustain a loss on the newly advanced funds. The amount of reserve for unfunded loan commitments, which is included in “Other liabilities” on the balance sheet, was $188,000 and $166,000 at December 31, 2015 and December 31, 2014, respectively.

Other Real Estate Owned & Other Repossessed Property  Other real estate owned (“OREO”) and other repossessed property consists of properties acquired as a result of, or in-lieu-of, foreclosure as well as other repossessed property. Properties classified as OREO are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the properties are capitalized and costs relating to holding the properties are charged to expense. Real estate loans in the process of foreclosure as of December 31, 2015 amounted to $1.0 million.

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

DNB recognizes interest and penalties on income taxes as a component of income tax expense. DNB is no longer subject to examinations by taxing authorities for the years before January 1, 2012. DNB had no unrecognized tax positions as of December 31, 2015.

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

The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with graded‑vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black Sholes model is used to estimate the fair value of stock options. The market price of DNB’s common stock at the date of grant have been used for restricted stock awards granted up to and including 2014.

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

The Series 2011A Preferred Stock is entitled to receive non-cumulative dividends payable quarterly. The dividend rate, which is calculated on the aggregate Liquidation Amount, was initially set at 3.874% per annum based upon the current level of “Qualified Small Business Lending”, or “QSBL” (as defined in the Securities Purchase Agreement) by the Bank. The dividend rate for future dividend periods will be set based upon the “Percentage Change in Qualified Lending” (as defined in the Securities Purchase Agreement) between each dividend period and the “Baseline” QSBL level. Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods depending on the volume of QSBL the Bank originates in future periods, and will be fixed at a rate between 1% per annum to 7% per annum and remain unchanged up to four and one-half years following the funding date (the eleventh through the first half of the nineteenth dividend periods). If the Series 2011A Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%. Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases. At December 31, 2013 and 2012 the dividend rate was 1.00%. Such dividends are not cumulative, but DNB may only declare and pay dividends on its common stock (or any other equity securities junior to the Series 2011A Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series 2011A Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem common stock and other securities. In addition, if (i) DNB has not timely declared and paid dividends on the Series 2011A Preferred Stock for six dividend periods or more, whether or not consecutive, and (ii) shares of Series 2011A Preferred Stock with an aggregate liquidation preference of at least $13,000,000 are still outstanding, the Treasury (or any successor holder of Series 2011A Preferred Stock) may designate two additional directors to be elected to DNB’s Board of Directors. Preferred dividends paid (declared and accrued) is deducted from net income for computing income available to common stockholders and earnings per share computations. During 2015, DNB had redeemed all of the Series 2011A Preferred Stock issued to the U.S. Treasury.

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

Accumulated Other Comprehensive Loss	Before-Tax	Tax	Net-of-Tax
(Dollars in thousands)	Amount	Effect	Amount
December 31, 2015
Net unrealized loss on AFS securities	$(1,180)	$402	$(778)
Discount on AFS to HTM reclassification	(17)	6	(11)
Unrealized actuarial losses-pension	(1,812)	616	(1,196)
	$(3,009)	$1,024	$(1,985)
December 31, 2014
Net unrealized loss on AFS securities	$(665)	$227	$(438)
Discount on AFS to HTM reclassification	(24)	8	(16)
Unrealized actuarial losses-pension	(1,734)	589	(1,145)
	$(2,423)	$824	$(1,599)

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

Advertising and Marketing Costs  DNB follows the policy of charging the costs of advertising and marketing to expense as incurred. Advertising and marketing costs were approximately $631,000 and $662,000 for the years ended December 31, 2015 and December 31, 2014, respectively.

Significant Concentrations of Credit Risk    Most of  DNB’s activities are with customers located throughout southeastern Pennsylvania. DNB's commercial portfolio has a concentration in loans to commercial real estate investors and developers as defined by regulation. There are numerous risks associated with commercial loans that could impact the borrower’s ability to repay on a timely basis. They include, but are not limited to: the owner’s business expertise; changes in local, national, and in some cases international economies; competition; governmental regulation; and the general financial stability of the borrowing entity.

DNB attempts to mitigate these risks by completing an analysis of the borrower’s business and industry history, the borrower’s financial position, as well as that of the business owner. DNB will also require the borrower to periodically provide financial information on the operation of the business over the life of the loan. In addition, most commercial loans are secured by assets of the business or those of the business owner, which can be liquidated if the borrower defaults, along with the personal surety of the business owner.

Subsequent Events  Management has evaluated events and transactions occurring subsequent to December 31, 2015 for items that should potentially be recognized or disclosed in these Consolidated Financial Statements. The evaluation was conducted through the date these financial statements were issued.

(2)  INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities, as of the dates indicated, are summarized as follows:

	December 31, 2015
	Amortized	Unrealized	Unrealized	Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$7,973	$320	$-	$8,293
Government Sponsored Entities (GSE) mortgage-backed securities	2,759	83	-	2,842
Corporate bonds	11,518	234	(42)	11,710
Collateralized mortgage obligations GSE	2,623	9	(26)	2,606
State and municipal tax-exempt	42,956	300	(276)	42,980
Total	$67,829	$946	$(344)	$68,431

Available For Sale
US Government agency obligations	$58,460	$-	$(252)	$58,208
GSE mortgage-backed securities	40,663	13	(325)	40,351
Collateralized mortgage obligations GSE	16,241	3	(438)	15,806
Corporate bonds	20,921	-	(350)	20,571
State and municipal tax-exempt	17,274	180	(11)	17,443
Total	$153,559	$196	$(1,376)	$152,379

	December 31, 2014
	Amortized	Unrealized	Unrealized	Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$7,730	$343	$-	$8,073
Government Sponsored Entities (GSE) mortgage-backed securities	3,579	133	-	3,712
Corporate bonds	3,951	324	-	4,275
Collateralized mortgage obligations GSE	3,605	3	(29)	3,579
State and municipal tax-exempt	40,589	418	(547)	40,460
Total	$59,454	$1,221	$(576)	$60,099

Available For Sale
US Government agency obligations	$61,547	$4	$(197)	$61,354
GSE mortgage-backed securities	66,669	189	(135)	66,723
Collateralized mortgage obligations GSE	20,499	8	(496)	20,011
Corporate bonds	13,208	-	(106)	13,102
State and municipal tax-exempt	10,917	87	(10)	10,994
Equity securities	27	2	(11)	18
Total	$172,867	$290	$(955)	$172,202

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The table below details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at December 31, 2015 and 2014.

	December 31, 2015
			Fair Value	Unrealized	Fair Value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
Corporate bonds	$7,597	$(42)	$7,597	$(42)	$-	$-
Collateralized mortgage obligations GSE	1,482	(26)	388	(10)	1,094	(16)
State and municipal tax-exempt	13,161	(276)	4,380	(34)	8,781	(242)
Total	$22,240	$(344)	$12,365	$(86)	$9,875	$(258)
Available For Sale
US Government agency obligations	$58,208	$(252)	$58,208	$(252)	$-	$-
GSE mortgage-backed securities	38,307	(325)	33,984	(238)	4,323	(87)
Collateralized mortgage obligations GSE	15,231	(438)	4,187	(41)	11,044	(397)
Corporate bonds	20,571	(350)	16,157	(264)	4,414	(86)
State and municipal tax-exempt	6,660	(11)	6,660	(11)	-	-
Total	$138,977	$(1,376)	$119,196	$(806)	$19,781	$(570)

	December 31, 2014
			Fair value	Unrealized	Fair value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
Collateralized mortgage obligations GSE	$3,043	$(29)	$3,043	$(29)	$-	$-
State and municipal tax-exempt	19,054	(547)	2,138	(7)	16,916	(540)
Total	$22,097	$(576)	$5,181	$(36)	$16,916	$(540)
Available For Sale
US Government agency obligations	$56,342	$(197)	$49,222	$(97)	$7,120	$(100)
GSE mortgage-backed securities	22,157	(135)	14,996	(38)	7,161	(97)
Collateralized mortgage obligations GSE	18,133	(496)	3,669	(5)	14,464	(491)
Corporate bonds	13,102	(106)	9,531	(31)	3,571	(75)
State and municipal tax-exempt	2,967	(10)	2,360	(9)	607	(1)
Equity securities	12	(11)	-	-	12	(11)
Total	$112,713	$(955)	$79,778	$(180)	$32,935	$(775)

As of December 31, 2015, there were nineteen GSE mortgage-backed securities, twenty-three municipalities, seventeen corporate bonds, twelve agency notes, and seventeen collateralized mortgage obligations which were in an unrealized loss position. DNB does not intend to sell these securities and management of DNB does not expect to be required to sell any of these securities prior to a recovery of its cost basis. Management has reviewed all of these securities and believes that DNB will collect all principal and interest that is due on debt securities on a timely basis. Management does not believe any individual unrealized loss as of December 31, 2015 represents an other-than-temporary impairment. DNB reviews its investment portfolio on a quarterly basis judging each investment for OTTI. The OTTI analysis focuses on the duration and the amount a particular security is below book.

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

Collateralized mortgage obligations GSE  There are seventeen impaired securities classified as collateralized mortgage obligations, twelve of which were impaired for more than 12 months. The largest unrealized loss of a security in this group is 4.83% of its book value. All of these securities were issued and insured by FNMA, FHLMC or GNMA. DNB receives monthly principal and interest payments on all of these securities on a timely basis and none of these agencies has ever defaulted on mortgage-backed principal or interest. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from December 31, 2015 levels. Management concluded that these securities were not other-than-temporarily impaired at December 31, 2015.

State and municipal tax-exempt  There are twenty-three impaired securities in this category, which are comprised of intermediate to long-term municipal bonds, twelve of which were impaired for more than 12 months. The largest unrealized loss of a security in this group is 5.12% of its book value. All of the issues carry an “A+” or better underlying credit support and were evaluated on the basis on their underlying fundamentals; included but not limited to annual financial reports, geographic location, population and debt ratios. In certain cases, options for calls reduce the effective duration and in turn the future market value fluctuations. All issues are performing and are expected to continue to perform in accordance with their respective contractual terms and conditions. There have not been disruptions of any payments, associated with any of these municipal securities. These bonds are conservative in nature and the value decline is related to the changes in interest rates that occurred since the time of purchase and subsequent changes in spreads affecting the market prices. Thirteen of the impaired municipals are school districts that have PA school district credit enhancement programs and ten of those also have additional insurance. The remaining ten are one insured school district, four uninsured school districts, and five uninsured townships, all of which have strong underlying ratings. Management concluded that these securities were not other-than-temporarily impaired at December 31, 2015.

US Government agency obligations  There are twelve impaired securities classified as agencies, none of which were impaired for more than 12 months. The largest unrealized loss of a security in this group is 0.81% of its book value. All of these securities were issued and insured by FHLB, FNMA, or FHLMC. DNB has received timely interest payments on all of these securities and none of these agencies has ever defaulted on their bonds. DNB anticipates a recovery in the market value as the securities approach their maturity dates. Management concluded that these securities were not other-than-temporarily impaired at December 31, 2015.

GSE mortgage-backed securities   There are nineteen impaired bonds classified as GSE mortgage-backed securities, three of which were impaired for more than 12 months. The largest unrealized loss of a security in this group is 2.10% of its book value. All of these securities were issued and insured by FNMA, FHLMC or GNMA. DNB receives monthly principal and interest payments on all of these securities on a timely basis and none of these agencies has ever defaulted on mortgage-backed principal or interest. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from December 31, 2015 levels. Management concluded that these securities were not other-than-temporarily impaired at December 31, 2015.

Corporate bonds  There were seventeen impaired bonds classified as corporate bonds, two of which were impaired for more than 12 months. The largest unrealized loss of a security in this group is 3.55% of its book value. The bonds are investment grade and the value decline is related to the changes in interest rates that occurred since the time of purchase and subsequent changes in spreads affecting the market prices. All of the issues carry a “BBB” or better underlying credit support and were evaluated on the basis on their underlying fundamentals; included but not limited to annual financial reports, rating agency reports, capital strength and debt ratios. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from December 31, 2015 levels. Management concluded that these securities were not other-than-temporarily impaired at December 31, 2015.

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

The amortized cost and estimated fair value of investment securities as of December 31, 2015, by final contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid without penalties.

	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$-	$-	$18,694	$18,668
Due after one year through five years	19,677	20,250	63,770	63,265
Due after five years through ten years	28,870	28,972	41,423	41,195
Due after ten years	19,282	19,209	29,672	29,251
No stated maturity	-	-	-	-
Total investment securities	$67,829	$68,431	$153,559	$152,379

The principal value of investment securities sold as of the dates indicated are shown below. The HTM securities that were sold during the year ended December 31, 2014 were permissible because DNB collected greater than 85% of the original recorded investment on the HTM securities prior to the sale.

	Year Ended
	December 31
(Dollars in thousands)	2015	2014
Available for sale securities sold	$17,988	$39,333
Held to maturity securities sold	-	1,612
Total sold securities	$17,988	$40,945

Gains and losses resulting from investment sales, redemptions or calls were as follows:

	Year Ended
	December 31
(Dollars in thousands)	2015	2014
Gross realized gains-AFS	$90	$474
Gross realized gains-HTM	-	415
Gross realized losses-AFS	(12)	(31)
Gross realized losses-HTM	-	-
Net realized gain	$78	$858

At December 31, 2015 and 2014, investment securities with a carrying value of approximately $147.9 million and $174.9 million, respectively, were pledged to secure public funds, repurchase agreements, FHLBP advances and for other purposes as required by law. See Note 7 regarding the use of certain securities as collateral.

(3)  LOANS

	December 31
(Dollars in thousands)	2015	2014
Residential mortgage	$28,651	$25,993
Commercial mortgage	274,132	257,310
Commercial:
Commercial term	102,178	80,819
Commercial construction	20,364	35,534
Consumer:
Home equity	51,270	50,192
Other	5,163	5,755
Total loans	$481,758	$455,603
Less allowance for credit losses	(4,935)	(4,906)
Net loans	$476,823	$450,697

Some of DNB’s directors and executive officers, and their related interests had transactions with the Bank in the ordinary course of business. All loan transactions were made on substantially the same terms, such as collateral and interest rates, as those prevailing at the time for comparable transactions. In the opinion of management, these transactions do not involve more than the normal risk of collectability nor do the present other unfavorable features. It is anticipated that similar transactions will be entered into the future. DNB had $70,000 in related party loans at December 31, 2014. After $8,000 in advances and $11,000 in payments on these loans during 2015, DNB had $67,000 in related party loans at December 31, 2015.

(4)  ALLOWANCE FOR CREDIT LOSSES

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of December 31, 2015 and December 31, 2014:

Age Analysis of Past Due Loans Receivables

	December 31, 2015
							Loans
							Receivable
	30-59	60-89	Greater			Total	> 90
	Days Past	Days Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivables	Accruing
Residential mortgage	$502	$552	$2,076	$3,130	$25,521	$28,651	$457
Commercial mortgage	36	86	96	218	273,914	274,132	-
Commercial:
Commercial term	-	-	-	-	102,178	102,178	-
Commercial construction	-	581	447	1,028	19,336	20,364	-
Consumer:
Home equity	7	310	153	470	50,800	51,270	-
Other	100	-	148	248	4,915	5,163	-
Total	$645	$1,529	$2,920	$5,094	$476,664	$481,758	$457

	December 31, 2014
							Loans
							Receivable
	30-59	60-89	Greater			Total	> 90
	Days Past	Days Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivables	Accruing
Residential mortgage	$1,005	$302	$2,648	$3,955	$22,038	$25,993	$191
Commercial mortgage	48	187	236	471	256,839	257,310	-
Commercial:
Commercial term	-	-	-	-	80,819	80,819	-
Commercial construction	-	-	2,043	2,043	33,491	35,534	-
Consumer:
Home equity	58	214	386	658	49,534	50,192	119
Other	71	70	119	260	5,495	5,755	24
Total	$1,182	$773	$5,432	$7,387	$448,216	$455,603	$334

DNB had $1.1 million and $2.2 million in loans in process of foreclosure as of December 31, 2015 and 2014, respectively.

The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, and (iii) OREO as a result of foreclosure or voluntary transfer to DNB as well as other repossessed assets.

Interest that would have been recognized on nonaccrual loans had they been current in accordance with their original terms was $473,000 and $493,000 for the years ended December 31, 2015 and December 31, 2014, respectively.

Non-Performing Assets

	December 31
(Dollars in thousands)	2015	2014
Non-accrual loans:
Residential mortgage	$1,619	$2,457
Commercial mortgage	1,048	1,294
Commercial:
Commercial term	188	198
Commercial construction	1,028	2,043
Consumer:
Home equity	563	432
Other	189	95
Total non-accrual loans	4,635	6,519
Loans 90 days past due and still accruing	457	334
Total non-performing loans	5,092	6,853
Other real estate owned & other repossessed property	2,581	901
Total non-performing assets	$7,673	$7,754

The following tables summarize information in regards to impaired loans by loan portfolio class as of December 31, 2015 and December 31, 2014 and for the years then ended.

Impaired Loans

	December 31, 2015
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Residential mortgage	$1,620	$1,919	$-	$1,883	$5
Commercial mortgage	1,181	1,461	-	2,501	85
Commercial:
Commercial term	-	-	-	-	-
Commercial construction	1,140	3,526	-	838	-
Consumer:
Home equity	691	716	-	535	4
Other	82	90	-	124	2
Total	$4,714	$7,712	$-	$5,881	$96
With allowance recorded:
Residential mortgage	$-	$-	$-	$105	$-
Commercial mortgage	-	-	-	121	-
Commercial:
Commercial term	200	211	110	200	-
Commercial construction	-	-	-	537	-
Consumer:
Home equity	-	-	-	18	-
Other	107	107	4	29	-
Total	$307	$318	$114	$1,010	$-
Total:
Residential mortgage	$1,620	$1,919	$-	$1,988	$5
Commercial mortgage	1,181	1,461	-	2,622	85
Commercial:
Commercial term	200	211	110	200	-
Commercial construction	1,140	3,526	-	1,375	-
Consumer:
Home equity	691	716	-	553	4
Other	189	197	4	153	2
Total	$5,021	$8,030	$114	$6,891	$96

	December 31, 2014
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Residential mortgage	$2,457	$3,270	$-	$2,010	$-
Commercial mortgage	3,400	3,501	-	2,869	88
Commercial:
Commercial term	-	-	-	-	-
Commercial construction	1,706	4,822	-	1,310	-
Consumer:
Home equity	549	564	-	459	9
Other	94	102	-	62	-
Total	$8,206	$12,259	$-	$6,710	$97
With allowance recorded:
Residential mortgage	$-	$-	$-	$151	$-
Commercial mortgage	200	200	104	54	-
Commercial:
Commercial term	200	202	119	80	-
Commercial construction	450	2,031	50	1,026	-
Consumer:
Home equity	-	-	-	-	-
Other	-	-	-	43	-
Total	$850	$2,433	$273	$1,354	$-
Total:
Residential mortgage	$2,457	$3,270	$-	$2,161	$-
Commercial mortgage	3,600	3,701	104	2,923	88
Commercial:
Commercial term	200	202	119	80	-
Commercial construction	2,156	6,853	50	2,336	-
Consumer:
Home equity	549	564	-	459	9
Other	94	102	-	105	-
Total	$9,056	$14,692	$273	$8,064	$97

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within DNB’s internal risk rating system as of December 31, 2015 and December 31, 2014.

Credit Quality Indicators

	December 31, 2015
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$26,762	$-	$1,889	$-	$28,651
Commercial mortgage	262,036	4,802	7,294	-	274,132
Commercial:
Commercial term	93,025	2,555	6,598	-	102,178
Commercial construction	17,521	-	2,843	-	20,364
Consumer:
Home equity	50,551	-	719	-	51,270
Other	4,974	-	189	-	5,163
Total	$454,869	$7,357	$19,532	$-	$481,758

	December 31, 2014
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$23,259	$-	$2,734	$-	$25,993
Commercial mortgage	245,307	2,610	9,393	-	257,310
Commercial:
Commercial term	75,303	72	5,444	-	80,819
Commercial construction	31,057	-	4,477	-	35,534
Consumer:
Home equity	49,611	-	581	-	50,192
Other	5,661	-	94	-	5,755
Total	$430,198	$2,682	$22,723	$-	$455,603

Allowance for Credit Losses and Recorded Investment in Related Loans

The following tables set forth the activity and composition of DNB’s allowance for credit losses at the dates indicated.

	2015
	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2015	$269	$2,300	$709	$881	$-	$189	$70	$488	$4,906
Charge-offs	(194)	(105)	(200)	(581)	-	(11)	(63)	-	(1,154)
Recoveries	4	-	13	10	49	-	2	-	78
Provisions	137	180	467	259	(49)	17	55	39	1,105
Ending balance - December 31, 2015	$216	$2,375	$989	$569	$-	$195	$64	$527	$4,935
Ending balance: individually
evaluated for impairment	$-	$-	$110	$-	$-	$-	$4	$-	$114
Ending balance: collectively
evaluated for impairment	$216	$2,375	$879	$569	$-	$195	$60	$527	$4,821
Ending balance: Loan
receivables	$28,651	$274,132	$102,178	$20,364	$-	$51,270	$5,163		$481,758
Ending balance: individually
evaluated for impairment	$1,620	$1,181	$200	$1,140	$-	$691	$189		$5,021
Ending balance: collectively
evaluated for impairment	$27,031	$272,951	$101,978	$19,224	$-	$50,579	$4,974		$476,737

	2014
	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2014	$285	$2,010	$621	$1,033	$-	$156	$78	$440	$4,623
Charge-offs	(326)	(8)	(47)	(511)	(1)	-	(82)	-	(975)
Recoveries	5	-	3	103	8	-	9	-	128
Provisions	305	298	132	256	(7)	33	65	48	1,130
Ending balance - December 31, 2014	$269	$2,300	$709	$881	$-	$189	$70	$488	$4,906
Ending balance: individually
evaluated for impairment	$-	$104	$119	$50	$-	$-	$-	$-	$273
Ending balance: collectively
evaluated for impairment	$269	$2,196	$590	$831	$-	$189	$70	$488	$4,633
Ending balance: Loan
receivables	$25,993	$257,310	$80,819	$35,534	$-	$50,192	$5,755		$455,603
Ending balance: individually
evaluated for impairment	$2,457	$3,600	$200	$2,156	$-	$549	$94		$9,056
Ending balance: collectively
evaluated for impairment	$23,536	$253,710	$80,619	$33,378	$-	$49,643	$5,661		$446,547

(5)    OFFICE PROPERTY AND EQUIPMENT

	Estimated	December 31
(Dollars in thousands)	Useful Lives	2015	2014
Land		$840	$840
Buildings and leasehold improvements	5-31.5 years	10,982	11,807
Furniture, fixtures and equipment	2-20 years	14,712	14,382
Total cost		26,534	27,029
Less accumulated depreciation		(19,728)	(19,361)
Office property and equipment, net		$6,806	$7,668

Amounts charged to operating expense for depreciation for the years ended December 31, 2015 and 2014 amounted to $825,000 and $894,000, respectively.

The Bank leases office space from Headwaters Associates, a Pennsylvania general partnership for which William S. Latoff (who passed away on January 11, 2016), the Company’s Chairman of the Board and Chief Executive Officer during 2015, was one of two general partners. Pursuant to the terms of the Lease, the Bank paid Headwaters an aggregate of $139,000 in 2015, and $306,000 in 2014. As a general partner in Headwaters, Mr. Latoff received $69,000 and $153,000 in 2015 and 2014, respectively, as a result of the lease.

(6)  DEPOSITS

Included in interest bearing time deposits are time and brokered deposit issued in amounts of $250,000 or more in the amount of $32.7 million and $34.4 million at December 31, 2015 and 2014, respectively. These certificates and their remaining maturities at December 31, 2015 were as follows:

	December 31, 2015
	Time	Brokered
(Dollars in thousands)	Deposits	Deposits	Total
Three months or less	$13,014	$-	$13,014
Over three through six months	15,919	-	15,919
Over six through twelve months	1,259	-	1,259
Over one year through two years	1,359	-	1,359
Over two years	1,155	-	1,155
Total	$32,706	$-	$32,706

Time and brokered deposit scheduled to mature have the following remaining maturities:

	December 31, 2015
	Time	Brokered
(Dollars in thousands)	Deposits	Deposits	Total
One year or less	$48,783	$4,015	$52,798
Over one year through two years	9,055	6,077	15,132
Over two years through three years	2,331	3,174	5,505
Over three years through four years	3,796	-	3,796
Over four years through five years	2,053	5,222	7,275
Over five years	-	-	-
Total	$66,018	$18,488	$84,506

At December 31, 2015 and 2014, deposits of related parties amounted to $556,000 and $590,000, respectively.

(7)    FHLBP ADVANCES AND SHORT-TERM BORROWED FUNDS

The schedule below provides a summary of short-term borrowings that consist of securities sold under agreements to repurchase, federal funds purchased and other borrowings. Securities sold under agreements to repurchase are overnight borrowings between DNB and its commercial depositors and are subject to daily repricing. Federal Funds purchased from correspondent banks mature in one business day and reprice daily based on the Federal Funds rate. As of December 31, 2015, DNB’s total availability under Federal Funds lines was $46.0 million. Other short-term borrowings consist of credit available through the Federal Home Loan Bank of Pittsburgh (FHLBP) and the Federal Reserve Discount Window. DNB maintains a line-of-credit (Open Repo Plus) with the FHLBP which is a revolving term commitment used on an overnight basis. The term of this commitment may not exceed 364 days and it reprices daily at market rates. Under terms of a blanket collateral agreement with the FHLBP, the line-of-credit and long term advances are secured by FHLBP stock and qualifying loan receivables, principally real estate secured loans. As of December 31, 2015 DNB’s total availability was $257.2 million with the FHLBP and availability at the Federal Reserve Discount Window is dependent upon the market value of the collateral delivered to the Federal Reserve at the time funds are borrowed.

The following table presents a summary of aggregate short-term borrowings as of and for the years ended December 31, 2015 and 2014.

	2015		2014
		Other		Other
	Repurchase	Short-term	Repurchase	Short-term
(Dollars in thousands)	Agreements	Borrowings	Agreements	Borrowings
Amount outstanding at end of year	$32,416	$-	$19,221	$-
Weighted average interest rate at end of year	0.20%	-%	0.16%	-%
Maximum amount outstanding at any month-end	$35,271	$-	$35,555	$600
Daily average amount outstanding	$25,574	$204	$19,531	$276
Weighted average interest rate for the year	0.20%	0.51%	0.20%	0.64%

Repurchase agreements accounted for as secured borrowings are shown in the following table.

(Dollars in thousands)	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
December 31, 2015
Repurchase agreements and repurchase-to-maturity transactions	$32,416	$-	$-	$-	$32,416
Gross amount of recognized liabilities for repurchase agreements
in statement of condition					$32,416
December 31, 2014
Repurchase agreements and repurchase-to-maturity transactions	$19,221	$-	$-	$-	$19,221
Gross amount of recognized liabilities for repurchase agreements
in statement of condition					$19,221

As of December 31, 2015 and December 31, 2014, DNB had $32.4 million and $19.2 million of repurchase agreements, respectively.  In conjunction with these repurchase agreements, $33.1 million and $19.6 million of state and municipal securities were sold on an overnight basis as of December 31, 2015 and December 31, 2014,  respectively, which represents 102% of the repurchase agreement amount. DNB may be required to provide additional collateral based on the fair value of the underlying securities. Daily procedures are followed to ensure repurchase agreements are properly collateralized.

In addition to short-term borrowings, DNB maintains borrowing arrangements with the FHLBP to meet borrowing needs exceeding 30 days. The advances are collateralized by loans, and a lien on the Bank’s FHLBP stock. There were $381.6 million in loans used as collateral for FHLBP borrowings. After a collateral weighting of 69%, that amount totaled $263.8 million. Below, certain advances are convertible term advances and are callable, at the FHLBP’s option, at various dates. If an advance is called by the FHLBP, DNB has the option of repaying the borrowing, or continuing to borrow at three month Libor plus 14 basis points. In addition to the $30.0 million of borrowings from the FHLBP at December 31, 2015, the FHLBP had issued letters of credit, on DNB’s behalf, totaling $30.0 million against DNB’s available credit lines. These letters of credit were used to secure public deposits as required by law.

	December 31, 2015		December 31, 2014
	Weighted		Weighted
(Dollars in thousands)	Average Rate	Amount	Average Rate	Amount
Due by December 31, 2015	-%	$-	5.86%	$10,000
Due by December 31, 2016	0.51	10,000	-	-
Due by December 31, 2017	1.22	2,000	-	-
Due by December 31, 2018	1.46	2,000	-	-
Due by December 31, 2019	1.91	10,000	1.91	10,000
Due by December 31, 2020	1.88	6,000	-	-
Total	1.36%	$30,000	3.89%	$20,000

(8)  OTHER BORROWINGS

Included in other borrowings is a long-term capital lease agreement, which relates to DNB’s West Goshen branch. As of December 31, 2015 the lease has a carrying amount of $206,000 net of accumulated depreciation of $544,000, and is included in the balance of office properties and equipment in the accompanying statements of financial condition. The following is a schedule of the future minimum capital lease payments, together with the present value of the net minimum lease payments, as of December 31, 2015:

Year ended
(Dollars in thousands)	December 31
2016	$107
2017	107
2018	106
2019	107
2020	106
Thereafter	175
Total minimum lease payments	708
Less amount representing interest	(244)
Present value of net minimum lease payments	$464

DNB recognized rent expense of $614,000 and $765,000 for the years ended December 31, 2015 and 2014, respectively. The following is a schedule of the future minimum non-cancelable operating lease payments for the Operations Center in Downingtown, branches at Exton and Chadds Ford, and temporary locations in Exton and West Chester as of December 31, 2015.

Year ended
(Dollars in thousands)	December 31
2016	$445
2017	399
2018	399
2019	314
2020	254
Thereafter	121
Total minimum lease payments	$1,932

(9)  SUBORDINATED DEBENTURES AND NOTES

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

Subordinated Note

On March 5, 2015, DNB Financial Corporation entered into a Subordinated Note Purchase Agreement (the “Agreement”) with an accredited investor under which the Company issued a $9.75 million subordinated note (the “Note”) to the investor. The Note has a maturity date of March 6, 2025, and bears interest at a fixed rate of 4.25% per annum for the first 5 years and then will float at the Wall Street Journal Prime rate plus 1.00%, provided that the interest rate applicable to the outstanding principal balance will at no time be less than 3.0% or greater than 5.75% per annum.

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

The following table summarizes the assets at December 31, 2015 and December 31, 2014 that are recognized on DNB’s balance sheet using fair value measurement determined based on the differing levels of input.

	December 31, 2015
				Assets at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
US Government agency obligations	$-	$58,208	$-	$58,208
GSE mortgage-backed securities	-	40,351	-	40,351
Collateralized mortgage obligations GSE	-	15,806	-	15,806
Corporate bonds	-	20,571	-	20,571
State and municipal tax-exempt	-	17,443	-	17,443
Total assets measured at fair value on a recurring basis	$-	$152,379	$-	$152,379
Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$964	$964
OREO & other repossessed property	-	-	682	682
Total assets measured at fair value on a nonrecurring basis	$-	$-	$1,646	$1,646

	December 31, 2014
				Assets at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
US Government agency obligations	$-	$61,354	$-	$61,354
GSE mortgage-backed securities	-	66,723	-	66,723
Collateralized mortgage obligations GSE	-	20,011	-	20,011
Corporate bonds	-	13,102	-	13,102
State and municipal tax-exempt	-	10,994	-	10,994
Equity securities	18	-	-	18
Total assets measured at fair value on a recurring basis	$18	$172,184	$-	$172,202
Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$2,916	$2,916
OREO & other repossessed property	-	-	100	100
Total assets measured at fair value on a nonrecurring basis	$-	$-	$3,016	$3,016

The following table presents additional information about assets measured at fair value on a nonrecurring basis and for which DNB has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurement
December 31, 2015

	Fair Value	Valuation		Range (Weighted
(Dollars in thousands)	Estimate	Techniques	Unobservable Input	Average)
Impaired loans - Residential mortgage	$115	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loans - Commercial mortgage	97	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-13%	to	-13%	(-13%)
Impaired loans - Commercial term	90	Appraisal of	Appraisal adj. (2)	-72%	to	-72%	(-72%)
		collateral (1)	Disposal costs (2)	-11%	to	-11%	(-11%)
Impaired loans - Commercial construction	559	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loans - Consumer other	103	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loan total	$964
Other real estate owned	$682		Disposal costs (2)	-8%	to	-8%	(-8%)

Quantitative Information about Level 3 Fair Value Measurement
December 31, 2014

	Fair Value	Valuation		Range (Weighted
(Dollars in thousands)	Estimate	Techniques	Unobservable Input	Average)
Impaired loans - Residential mortgage	$1,244	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loans - Commercial mortgage	97	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-13%	to	-13%	(-13%)
Impaired loans - Commercial term	81	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-11%	to	-11%	(-11%)
Impaired loans - Commercial construction	1,494	Appraisal of	Appraisal adj. (2)	0%	to	-47%	(-19%)
		collateral (1)	Disposal costs (2)	-11%	to	-11%	(-11%)
Impaired loan total	$2,916
Other real estate owned	$100		Disposal costs (2)	-8%	to	-16%	(-12%)
(1)	Fair value is generally determined through independent appraisals or sales contracts of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals are adjusted by management for qualitative factors and disposal costs.

Impaired loans.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $5.0 million at December 31, 2015. Of this, $307,000 had specific valuation allowances of $114,000, leaving a fair value of $193,000 as of December 31, 2015. In addition, DNB had $931,000 in impaired loans that were partially charged down by $160,000, leaving $771,000 at fair value as of December 31, 2015. The total fair value of impaired loans at December 31, 2015 was $964,000.

Impaired loans had a carrying amount of $9.1 million at December 31, 2014. Of this, $850,000 had specific valuation allowances of $273,000, leaving a fair value of $577,000 at December 31, 2014. In addition, DNB had $2.9 million in impaired loans that were partially charged down by $526,000, leaving $2.3 million at fair value as of December 31, 2014. The total fair value of impaired loans at December 31, 2014 was $2.9 million.

Other Real Estate Owned & other repossessed property  Other real estate owned (“OREO”) consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets are classified as OREO and other repossessed property are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. DNB had $2.6 million of such assets at December 31, 2015, which consisted of $2.4 million in OREO and $165,000 in other repossessed property. DNB had $901,000 of such assets at December 31, 2014, which consisted of $837,000 in OREO and $64,000 in other repossessed property. Subsequent to the repossession of these assets, DNB wrote down the carrying values of certain assets by $154,000 in OREO during the year ended December 31, 2015. DNB did not write down the carrying values during the year ending December 31, 2014.

Below is management’s estimate of the fair value of all financial instruments, whether carried at cost or fair value on DNB’s consolidated balance sheet. The carrying amounts and estimated fair values of financial instruments at December 31, 2015 and December 31, 2014 are as follows:

	December 31, 2015
		Estimated
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$21,119	$21,119	$21,119	$-	$-
AFS investment securities	152,379	152,379	-	152,379	-
HTM investment securities	67,829	68,431	-	66,431	2,000
Restricted stock	3,447	3,447	-	3,447	-
Loans held-for-sale	-	-	-	-	-
Loans, net of allowance, including impaired	476,823	461,925	-	-	461,925
Accrued interest receivable	2,410	2,410	-	2,410	-
Financial liabilities
Deposits:
Non-interest-bearing deposits	125,581	125,581	-	125,581	-
Interest-bearing deposits:	396,188	396,188	-	396,188	-
Time	66,018	65,697	-	65,697	-
Brokered deposits	18,488	18,327	-	18,327	-
Repurchase agreements	32,416	32,416	-	32,416	-
FHLBP advances	30,000	30,210	-	30,210	-
Junior subordinated debentures and other borrowings	9,279	7,889	-	7,889	-
Subordinated debt	9,750	9,999	-	9,999	-
Accrued interest payable	345	345	-	345	-
Off-balance sheet instruments	-	-	-	-	-

	December 31, 2014
		Estimated
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$12,504	$12,504	$12,504	$-	$-
AFS investment securities	172,202	172,202	18	172,184	-
HTM investment securities	59,454	60,099	-	60,099	-
Restricted stock	2,587	2,587	-	2,587	-
Loans held-for-sale	617	640	-	-	-
Loans, net of allowance, including impaired	450,697	436,499	-	-	436,499
Accrued interest receivable	2,253	2,253	-	2,253	-
Financial liabilities
Deposits:
Non-interest-bearing deposits	102,107	102,107	-	102,107	-
Interest-bearing deposits:	415,933	415,933	-	415,933	-
Time	76,805	76,519	-	76,519	-
Brokered deposits	10,238	10,204	-	10,204	-
Repurchase agreements	19,221	19,221	-	19,221	-
FHLBP advances	20,000	20,616	-	20,616	-
Junior subordinated debentures and other borrowings	9,279	7,546	-	7,546	-
Accrued interest payable	351	351	-	351	-
Off-balance sheet instruments	-	-	-	-	-

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

Loans Held-for-Sale (Carried at Lower of Cost or Fair Value) The fair value of loans held-for-sale is determined, when possible, using quoted secondary-market prices. If no such quotes prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan.

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

Long-Term Debt The fair value of DNB’s fixed rate long-term borrowings which includes FHLBP advances, subordinated note, junior subordinated debentures, and other borrowings is estimated using a discounted cash flow analysis based on the open market’s rate for similar types of borrowing arrangements. The carrying amounts of variable-rate long-term borrowings approximate their fair values at the reporting date.

Restricted Stock  The carrying amount of restricted investment in Federal Home Loan Bank stock, Federal Reserve stock and ACBB stock approximates fair value, and considers the limited marketability of such securities.

Accrued Interest Receivable and Payable  The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Off-balance‑sheet Instruments (Disclosed at Cost)  Off-balance‑sheet instruments are primarily comprised of loan commitments, which are generally priced at market at the time of funding. Fees on commitments to extend credit and stand-by letters of credit are deemed to be immaterial and these instruments are expected to be settled at face value or expire unused. It is impractical to assign any fair value to these instruments.

(11)  FEDERAL INCOME TAXES

Income tax expense was comprised of the following:

	Year Ended
	December 31
(Dollars in thousands)	2015	2014
Current tax expense:
Federal	$1,581	$1,894
State	10	9
Deferred income tax (benefit) expense:
Federal	(88)	(226)
Income tax expense	$1,503	$1,677

The effective income tax rates of 22.6% for 2015 and 25.9% for 2014 were different than the applicable statutory Federal income tax rate of 34%. The reason for these differences follows:

	Year Ended
	December 31
(Dollars in thousands)	2015	2014
Federal income taxes at statutory rate	$2,258	$2,203
Decrease resulting from:
Tax-exempt interest and dividend preference	(640)	(467)
Bank owned life insurance	(78)	(80)
Other, net (decrease) increase	(37)	21
Income tax expense	$1,503	$1,677

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented below:

	December 31
(Dollars in thousands)	2015	2014
Deferred tax assets:
Allowance for credit losses	$1,677	$1,485
Unrealized losses on securities	402	227
Unrealized losses on reclassified securities	6	8
Unrealized loss on pension obligation	616	589
Capital loss disallowance	1	1
State net operating losses	528	463
Unvested stock awards	147	131
Deferred compensation (SERP)	732	704
Nonqualified stock options	59	74
Non-accrued interest	468	547
Provision for unfunded loans	64	57
OREO write-downs	52	75
Core deposit intangible	14	16
Accrued expenses	57	51
Total gross deferred tax assets	4,823	4,428
Deferred tax liabilities:
Depreciation	(31)	(101)
Pension expense	(27)	(50)
Bank shares tax credit	(199)	(189)
Prepaid expenses	(219)	(151)
Mortgage servicing rights	(44)	(28)
Deferred gain from insurance proceeds	(41)	-
Total gross deferred tax liabilities	(561)	(519)
Valuation allowance	(529)	(463)
Net deferred tax asset	$3,733	$3,446

As of December 31, 2015, DNB had no material unrecognized tax benefits or accrued interest and penalties. It is DNB’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense. Federal and state tax years 2012 through 2014 were open for examination as of December 31, 2015.

DNB had net state operating loss carryovers with the Commonwealth of Pennsylvania of $7.4 million and $6.8 million at December 31, 2015 and 2014, respectively for which a full valuation allowance has been established. These carryovers will begin to expire in 2021.

(12)  EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the treasury stock method and reflects the potential dilution that could occur from the exercise of stock options and the amortized portion of unvested stock awards. Stock options and unvested stock awards for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. Treasury shares are not deemed outstanding for earnings per share calculations. There were no anti-dilutive stock options outstanding, and no anti-dilutive stock awards at December 31, 2015. There were 48,041 anti-dilutive stock options outstanding, and 25,135 anti-dilutive stock awards at December 31, 2014. The following table sets forth the computation of basic and diluted earnings per share:

(In thousands,	Year Ended December 31
except per share data)	2015			2014
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Net income available to common stockholders	$5,088	2,802	$1.82	$4,669	2,767	$1.69
Effect of potential dilutive common stock equivalents -
stock options and restricted shares	-	45	(0.03)	-	46	(0.03)
Diluted EPS
Income available to common stockholders after assumed
exercises	$5,088	2,847	$1.79	$4,669	2,813	$1.66

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

The Society of Actuaries released new mortality tables in 2014 which the Company first utilized in its pension plan remeasurements at December 31, 2014. The change in mortality assumption resulted in an increase to the Plan’s accumulated benefit obligation of $100,000.

The following table summarizes the changes in the fair value of plan assets, changes in the projected benefit obligation (PBO), the funded status of both the accumulated benefit obligation (ABO) and the PBO, and the weighted-average assumptions used to determine benefit obligations for the pension plan at December 31, 2015 and 2014. Amounts recognized at December 31, 2015 and 2014 are reflected in other assets, and in accrued expenses and other liabilities on the Consolidated Statements of Financial Condition. The estimation of DNB’s PBO associated with these plans considers various actuarial assumptions for mortality rates and discount rates. As of December 31, 2015, DNB continued to utilize mortality assumptions published by the Society of Actuaries in October 2014 that were first adopted as of December 31, 2014, adjusted to reflect observed and anticipated future mortality.

The following table sets forth the Plan’s funded status, as of the measurement dates of December 31, 2015 and 2014 and amounts recognized in DNB’s consolidated financial statements at December 31, 2015 and 2014:

	December 31
(Dollars in thousands)	2015	2014
Projected benefit obligation	$(6,583)	$(6,783)
Accumulated benefit obligation	(6,583)	(6,783)
Fair value of plan assets	4,851	5,197
Amounts recognized in the statement of financial position consist of:
Other liabilities	$(1,732)	$(1,586)
Funded status	$(1,732)	$(1,586)
Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	$1,812	$1,734
Total	$1,812	$1,734

The amounts and changes in DNB’s pension benefit obligation and fair value of plan assets for the years ended December 31, 2015 and 2014 are as follows:

	Year ended December 31
(Dollars in thousands)	2015	2014
Change in benefit obligation
Benefit obligation at beginning of year	$6,783	$6,250
Interest cost	243	275
Actuarial (gain) loss	(162)	636
Benefits paid	(281)	(378)
Benefit obligation at end of year	$6,583	$6,783
Change in plan assets
Fair value of assets at beginning of year	$5,197	$5,274
Actual return on plan assets	(58)	235
Employer contribution	57	103
Benefits paid	(281)	(378)
Estimated expenses	(64)	(37)
Fair value of assets at end of year	$4,851	$5,197

The Plan’s assets are invested using an asset allocation strategy in units of certain equity, bond, real estate and money market funds. The following table summarizes the weighted average asset allocations as of the dates indicated:

	December 31
	2015	2014
Cash and cash equivalents	2.6%	2.4%
Equity securities	55.1	57.8
Fixed income securities	42.3	39.8
Total	100.0%	100.0%

Equity securities consist mainly of equity common trust funds and mutual funds. Fixed income securities consist mainly of fixed income common trust funds and individual securities. Pension plan assets are invested with a moderate growth objective, with target asset allocations of approximately 50 - 60% bonds and cash and approximately 40 - 50% in stocks. As of December 31, 2015, the plan held 44.9% of its assets in bonds and cash.

Net periodic pension costs for the years indicated include the following components:

	Year Ended December 31
(Dollars in thousands)	2015	2014
Service cost	$46	$44
Interest cost	243	275
Expected return on plan assets	(272)	(285)
Recognized net actuarial loss	109	49
Net periodic cost	$126	$83
Assumptions used:
Discount rate:
Obligation	4.05%	3.75%
Expense	3.75	4.50
Rate of increase in compensation level	N/A	N/A
Expected long-term rate of return on assets	5.50	5.50

In selecting the expected long-term rate of return on assets used for the Plan, DNB considered the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of the Plan.  This included considering the asset allocation and the expected returns likely to be earned over the life of the plan.  This basis is consistent with the prior year.  The discount rate is the rate used to determine the present value of DNB’s future benefit obligations for its pension.

DNB’s estimated future benefit payments are as follows:

(Dollars in thousands)	Period	Benefits
	2016	$622
	2017	306
	2018	361
	2019	431
	2020	917
	2021-2025	2,387

The estimated costs that will be amortized from accumulated other comprehensive income into net periodic pension cost during the next fiscal year are as follows:

(Dollars in thousands)
Service cost	$44
Interest cost	254
Expected return on plan assets	(253)
Recognized net actuarial gain	128
Estimated 2016 net periodic benefit cost	$173

The fair value of DNB’s pension plan assets by asset category are as follows:

	December 31, 2015
				Assets at
				Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Mutual fund - equity:
US equities	$1,345	$-	$-	$1,345
International equities	1,202	-	-	1,202
Real estate	126	-	-	126
Mutual funds - fixed income:
Domestic fixed income	2,052	-	-	2,052
US corporate bonds, notes and cash:
Corporate bonds	-	-	-	-
Cash	126	-	-	126
Total assets measured at fair value on a recurring basis	$4,851	$-	$-	$4,851

	December 31, 2014
				Assets at
				Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Mutual fund - equity:
US equities	$1,622	$-	$-	$1,622
International equities	1,245	-	-	1,245
Real estate	133	-	-	133
Mutual funds - fixed income:
Domestic fixed income	2,070	-	-	2,070
US corporate bonds, notes and cash:
Corporate bonds	-	-	-	-
Cash	127	-	-	127
Total assets measured at fair value on a recurring basis	$5,197	$-	$-	$5,197
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

In July 2008, DNB commenced making monthly payments of $3,658 to the Executive. The remaining liability under the plan was $739,000 and $739,000 as of December 31, 2015 and 2014, respectively. The annual expense for the same respective periods was $54,000 and $53,000.

Supplemental Executive Retirement Plan for Chairman and Chief Executive Officer (William S. Latoff passed away on January 11, 2016)  DNB had a Supplemental Executive Retirement Plan (also known as a SERP) for its Chairman and Chief Executive Officer, William S. Latoff. The purpose of the SERP was to provide Mr. Latoff a pension supplement beginning at age 70 to compensate him for the loss of retirement plan funding opportunities from his other business interests because of his commitments to DNB as Chairman and CEO. The liability based on the contract will be $1.3 million in the first quarter of 2016. This amount will be paid out in 2019.

401(k) Retirement Savings Plan  The Bank has adopted a retirement savings 401(k) plan. Participants are permitted to authorize pre-tax savings contributions to a separate trust established under the 401(k) plan, subject to limitations on deductibility of contributions imposed by the Internal Revenue Code. The plan allows after-tax contributions to be made as well. The contributions are subject to the same limitations. Management evaluates discretionary matching contributions each quarter based upon DNB’s financial performance. DNB made no matching contributions to the 401(k) plan in 2015 and 2014.

Profit Sharing Plan  The Bank maintains a Profit Sharing Plan for eligible employees. The plan provides that the Bank make contributions equal to 3% of the eligible participant’s W-2 wages. DNB’s related expense associated with the Profit Sharing Plan was $262,000 and $246,000 in 2015 and 2014, respectively.

Stock Option Plan  DNB has a Stock Option Plan for employees and directors. Under the plan, options (both qualified and non-qualified) to purchase a maximum of 793,368 (as adjusted for subsequent stock dividends) shares of DNB’s common stock could be issued to employees and directors.

Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years. Vesting of options under the plan is determined by the Plan Committee. There were 354,090 and 354,090 shares available for grant at December 31, 2015 and 2014, respectively. All options currently outstanding are immediately exercisable. DNB fully recorded all stock option expense by the end of 2014. DNB had no expense in 2015 and expensed $51,000 in 2014.

The award agreement provides that, upon issuance of the plan shares, the grantee may elect to pay federal withholding taxes on the award in cash or by electing to apply some of the awarded shares at their fair market value, or both. Under the Stock Option Plan, 99,086 shares were exercised in 2015. The shares awarded from the NQ cashless exercises resulted in an increase in shares outstanding of 16,391. There was a cash equivalent of 6,533 shares used to pay all applicable taxes on the transactions. Stock option activity is indicated below:

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2014	207,303	$15.92
Issued	-	-
Exercised	(24,906)	15.92
Forfeited	-	-
Expired	(18,811)	22.78
Outstanding December 31, 2014	163,586	$15.13
Issued	-	-
Exercised	(99,086)	19.34
Forfeited	-	-
Expired	-	-
Outstanding December 31, 2015	64,500	$8.67

The weighted‑average price and weighted average remaining contractual life for the outstanding options are listed below for the dates indicated.

December 31, 2015
Range of			Weighted Average
Exercise	Number	Number	Exercise	Remaining		Intrinsic
Prices	Outstanding	Exercisable	Price	Contractual Life		Value
$ 6.93-10.99	64,500	64,500	$8.67	2.15	years	$1,344,000
Total	64,500	64,500	$8.67	2.15	years	$1,344,000

December 31, 2014
Range of			Weighted Average
Exercise	Number	Number	Exercise	Remaining		Intrinsic
Prices	Outstanding	Exercisable	Price	Contractual Life		Value
$ 6.93-10.99	80,650	80,650	$8.66	3.15	years	$1,044,000
14.00-19.99	34,895	34,895	17.51	0.97	years	143,000
23.00-24.27	48,041	48,041	24.27	0.29	years	-
Total	163,586	163,586	$15.13	1.85	years	$1,187,000

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

Share awards granted by the plan were recorded at the date of award based on the fair market value of shares. Awards are being amortized to expense over a  three or four-year cliff-vesting period. Restricted stock awards are non-participating shares.

For the twelve‑month periods ended December 31, 2015 and 2014, $342,000 and $216,000 was amortized to expense. At December 31, 2015, approximately $1.2 million in additional compensation will be recognized over the weighted average remaining service period of approximately 2.51 years. At December 31, 2015, 91,169 shares were reserved for future grants under the plan. 24,000 restricted shares vested in 2015. The shares awarded from the cashless exercises resulted in an increase in shares outstanding of 13,048. There was a cash equivalent of 10,952 shares used to pay all applicable taxes on the transactions. Stock grant activity is indicated below.

		Weighted Average
	Shares	Stock Price
Non-vested stock awards - January 1, 2014	50,795	$15.65
Granted	25,135	21.72
Forfeited	-	-
Vested	-	-
Non-vested stock awards - December 31, 2014	75,930	$17.66
Granted	26,595	27.55
Forfeited	(1,270)	19.21
Vested	(24,000)	12.28
Non-vested stock awards - December 31, 2015	77,255	$22.71

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

DNB had outstanding stand-by letters of credit totaling $3.2 million and unfunded loan and lines of credit commitments totaling $116.4 million at December 31, 2015, of which, $103.3 million were variable rate and $13.1 million were fixed rate. The amount of reserve for unfunded loan commitments at December 31, 2015 was $188,000. DNB had outstanding stand-by letters of credit totaling $2.2 million and unfunded loan and lines of credit commitments totaling $101.7 million at December 31, 2014, of which, $94.6 million were variable rate and $7.1 million were fixed rate. The amount of reserve for unfunded loan commitments at December 31, 2014 was $166,000.

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

DNB maintains borrowing arrangements with correspondent banks and the FHLBP, as well as access to the discount window at the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $303.2 million.

Assets held by DNB First Wealth Management in a fiduciary, custody or agency capacity at December 31, 2015 totaled $191.5 million. These assets are not assets of DNB, and are not included in the consolidated financial statements.

DNB is a party to a number of lawsuits arising in the ordinary course of business. While any litigation causes an element of uncertainty, management is of the opinion that the liability, if any, resulting from the actions, will not have a material effect on the accompanying financial statements.

(15)  PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of DNB Financial Corporation follows:

Condensed Statements of Financial Condition	December 31
(Dollars in thousands)	2015	2014
Assets
Cash	$75	$160
Investment securities, at fair value	-	18
Investment in subsidiary	74,243	73,206
Other assets	302	104
Total assets	$74,620	$73,488
Liabilities and Stockholders’ Equity
Liabilities
Junior subordinated debentures	$9,279	$9,279
Subordinated debt	9,750	-
Other liabilities	103	301
Total liabilities	19,132	9,580
Stockholders’ equity	55,488	63,908
Total liabilities and stockholders’ equity	$74,620	$73,488

	Year Ended
Condensed Statements of Income	December 31
(Dollars in thousands)	2015	2014
Income:
Equity in undistributed income of subsidiary	$1,429	$4,548
Loss on sale of equity securities	(8)	-
Dividends from subsidiary	4,359	551
Total income	5,780	5,099
Expense:
Interest expense	642	295
Total expense	642	295
Net income	$5,138	$4,804

right

Condensed Statements of Comprehensive Income	Year Ended
(Dollars in thousands)	December 31
	2015	2014
Net income	$5,138	$4,804
Other comprehensive income (loss):
Unrealized holding gains (losses) on AFS investment securities arising during the period
Before tax amount	(437)	2,237
Tax effect	149	(760)
	(288)	1,477
Accretion of discount on AFS to HTM reclassification(1)
Before tax amount	7	8
Tax effect(2)	(2)	(3)
	5	5
Less reclassification for gains on AFS investment securities included in net income
Before tax amount	(78)	(443)
Tax effect(2)	27	151
	(51)	(292)
Other comprehensive income (loss) - securities	(334)	1,190
Unrealized actuarial losses - pension
Before tax amount	(79)	(630)
Tax effect	27	214
	(52)	(416)
Total other comprehensive (loss) income	(386)	774
Total comprehensive income	$4,752	$5,578
(1) Amounts are included in interest and dividends on investment securities in the consolidated statements of income.
(2) Amounts are included in income tax expense in the consolidated statements of income.

Condensed Statements of Cash Flows	Year Ended December 31
(Dollars in thousands)	2015	2014
Cash Flows From Operating Activities:
Net income	$5,138	$4,804
Adjustments to reconcile net income to net cash used
in operating activities:
Equity in income of subsidiary and dividends	(5,787)	(5,099)
Loss on sale of equity securities	8	-
Stock based compensation	342	267
Deferred tax benefit	(3)	-
Dividends to holding company	4,358	549
Net change in other liabilities	(198)	(5)
Net change in other assets	(198)	7
Net Cash Used in Operating Activities	3,660	523
Cash Flows From Investing Activities:
Sale of available-for-sale equity securities	19	-
Net Cash Provided by Investing Activities	19	-
Cash Flows From Financing Activities:
Sale of treasury stock	387	370
Proceeds from exercise of stock options	402	39
Taxes on exercise of stock options	(469)	(23)
Proceeds from issuance of subordinated debt	9,750	-
Payment to repurchase preferred stock	(13,000)	-
Dividends paid	(834)	(906)
Net Cash Used in Financing Activities	(3,764)	(520)
Net Change in Cash and Cash Equivalents	(85)	3
Cash and cash equivalents at Beginning of Period	160	157
Cash and cash equivalents at End of Period	$75	$160

(16)  REGULATORY MATTERS

Under the Federal Reserve’s Regulation H, the Bank may not, without regulatory approval, declare or pay a dividend to DNB if the total of all dividends declared in a calendar year exceeds the total of (a) the Bank’s net income for that year and (b) its retained net income for the preceding two calendar years, less any required transfers to additional paid-in capital or to a fund for the retirement of preferred stock.

In July of 2013 the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully phased in on a global basis on January 1, 2019. The new regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks such as DNB First, National Association, a common equity Tier 1 capital ratio 4.5% became effective on January 1, 2015. The new capital rules also increased the current minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. In addition, in order to make capital distributions and pay discretionary bonuses to executive officers without restriction, an institution must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer to be phased in from January 1, 2016 until January 1, 2019. The new rules also increase the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development and construction loans and more than 90-day past due exposures. The new capital rules maintain the general structure of the prompt corrective action rules, but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 RWA requirement into the prompt corrective action framework.

The Bank will remain well capitalized under the implementation of Basel III, which was effective January 1, 2015. In assessing a bank’s capital adequacy, regulators also consider other factors such as interest rate risk exposure; liquidity, funding and market risks; quality and level of earnings; concentrations of credit, quality of loans and investments; risks of any nontraditional activities; effectiveness of bank policies; and management’s overall ability to monitor and control risks.

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

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation
December 31, 2015:
Total risk-based capital	$81,321	14.78%	$57,744	10.50%	N/A	N/A
Common equity tier 1 capital	57,448	10.44	38,502	7.00	N/A	N/A
Tier 1 risk-based capital	66,448	12.08	46,753	8.50	N/A	N/A
Tier 1 (leverage) capital	66,448	8.94	29,717	4.00	N/A	N/A
December 31, 2014:
Total risk-based capital	$79,491	15.92%	$39,951	8.00%	N/A	N/A
Tier 1 risk-based capital	74,419	14.90	19,975	4.00	N/A	N/A
Tier 1 (leverage) capital	74,419	10.55	28,215	4.00	N/A	N/A
DNB First, N.A.
December 31, 2015:
Total risk-based capital	$80,286	14.63%	$57,624	10.50%	$68,600	12.50%
Common equity tier 1 capital	75,163	13.70	38,416	7.00	49,392	9.00
Tier 1 risk-based capital	75,163	13.70	46,648	8.50	57,624	10.50
Tier 1 (leverage) capital	75,163	10.13	29,670	4.00	37,087	5.00
December 31, 2014:
Total risk-based capital	$79,510	15.93%	$39,919	8.00%	$49,898	10.00%
Tier 1 risk-based capital	74,438	14.92	19,959	4.00	29,939	6.00
Tier 1 (leverage) capital	74,438	10.56	28,198	4.00	35,247	5.00

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of DNB Financial Corporation
Downingtown, Pennsylvania

We have audited the accompanying consolidated statements of financial condition of DNB Financial Corporation and its subsidiaries (collectively the “Corporation”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DNB Financial Corporation and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Philadelphia, Pennsylvania
March 23,  2016

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

DNB’s interim Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2015, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, the interim Chief Executive Officer and the Chief Financial Officer have concluded that DNB’s disclosure controls and procedures are effective as of December 31, 2015.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our interim Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of DNB’s internal control over financial reporting at December 31, 2015. To make this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework  (2013). Management believes that, as of December 31, 2015, DNB’s internal control over financial reporting was effective. This annual report on Form 10-K does not include an attestation report of DNB’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by DNB’s independent registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” or “accelerated filers”.

There have been no changes in internal controls over financial reporting that occurred during our fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

Part III

Item 10.  Directors and Executive Officers of the Registrant

The information required herein with respect to Registrant’s directors, officers and corporate governance is incorporated by reference to pages 10-20 of DNB’s Proxy Statement for the 2016 Annual Meeting of Stockholders, and the information required herein with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to page 9 of DNB’s Proxy Statement for the Annual Meeting of Shareholders. DNB has adopted a Code of Ethics that applies to DNB’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. DNB’s current Code of Ethics is incorporated herein by reference as Exhibit 14 to this report.

Item 11.  Executive Compensation

The information required herein is incorporated by reference to pages 21-36 of DNB’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)Information Regarding Equity Compensation Plans

The following table summarizes certain information relating to equity compensation plans maintained by DNB as of December 31, 2015:

			Number of securities
			remaining available
	Number of securities		for future issuance
	to be issued	Weighted-	under equity
	upon exercise of	average price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in first column)
Equity compensation plans approved by security holders:
1995 Stock Option Plan	64,500	$8.67	354,090
2004 Incentive Equity and Deferred Compensation Plan	77,255	22.71	91,169
Equity compensation plans not approved by security holders	-	-	-
Total	141,755	$16.32	445,259

(b)The balance of the information required herein is incorporated by reference to pages 7-8 of DNB’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Party Transactions and Director Independence

The information required herein is incorporated by reference to pages 17 and 37 of DNB’s Proxy Statement for the 2016 Annual Meeting of Shareholders. Amounts of Related Party Loans are disclosed in Notes 3 “Loans”  and Note  5 “Office Property and Equipment” in this Form 10-K.

Item 14.  Principal Accountant Fees and Services

The information required herein is incorporated by reference to pages 38-40 of DNB’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

Part IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements.

The 2015 and 2014 consolidated financial statements listed below, together with an opinion of BDO USA, LLP, dated March 23, 2016 for the years ending December 31, 2015 and 2014 with respect thereto, are set forth beginning at page 39 of this report under Item 8, “Financial Statements and Supplementary Data.”

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

DNB FINANCIAL CORPORATION
March 23, 2016
	BY:	/s/ William J. Hieb William J. Hieb, interim Chief Executive Officer, President and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James H. Thornton James H. Thornton, Chairman of the Board	March 23, 2016
/s/ William J. Hieb William J. Hieb, interim Chief Executive Officer, President and Director (Principal Executive Officer)	March 23, 2016

/s/ Gerald F. Sopp Gerald F. Sopp Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 23, 2016

/s/ James R. Biery James R. Biery Director	March 23, 2016

/s/ Thomas A. Fillippo Thomas A. Fillippo Director	March 23, 2016

/s/ Gerard F. Griesser Gerard F. Griesser Director	March 23, 2016

/s/ Mildred C. Joyner Mildred C. Joyner Director	March 23, 2016

/s/ James J. Koegel James J. Koegel Director	March 23, 2016

/s/ Mary D. Latoff Mary D. Latoff Director	March 23, 2016

Index to Exhibits

Exhibit No. Under Item 601 of Regulation S-K
2	(i)

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

	(ii)	Bylaws of the Registrant as amended January 27, 2016, filed as Exhibit 3.1 to Form 8-K (No. 1-34242) on January 29, 2016 and incorporated herein by reference.
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

(f)

Exhibit 4.1 Subordinated Note, by and between DNB Financial Corporation and Jersey Shore State Bank, dated as of March 5, 2015, filed as Exhibit 4.1 to Form 8-K (No. 1-34242) on March 5, 2015 and incorporated herein by reference.

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

(jj)

Exhibit 10.1 Subordinated Note Purchase Agreement, by and between DNB Financial Corporation and Jersey Shore State Bank, dated as of March 5, 2015, filed as Exhibit 10.1 to Form 8-K (No. 1-34242) on March 5, 2015 and incorporated herein by reference.

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

**Stockholder approved compensatory plan pursuant to which DNB’s Common Stock may be issued to employees of DNB