Form 10-Q
period 2016-03-31
DNB FINANCIAL CORP /PA/
filed 2016-05-16
CIK 713671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: March 31, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 Par Value) (Class)	2,848,773 (Shares Outstanding as of May 16, 2016)

DNB FINANCIAL CORPORATION AND SUBSIDIARY

INDEX

	PART I - FINANCIAL INFORMATION	PAGE NO.

ITEM 1.	FINANCIAL STATEMENTS (Unaudited):

	CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	March 31, 2016 and December 31, 2015	3

	CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended March 31, 2016 and 2015	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended March 31, 2016 and 2015	5

	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	6
	Three Months Ended March 31, 2016 and 2015

	CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31, 2016 and 2015	7

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	44

ITEM 4.	CONTROLS AND PROCEDURES	44

	PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	44

ITEM 1A.	RISK FACTORS	44

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	44

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	45

ITEM 4.	MINE SAFETY DISCLOSURES	45

ITEM 5.	OTHER INFORMATION	45

ITEM 6.	EXHIBITS	45

SIGNATURES		46

EXHIBIT INDEX

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

DNB Financial Corporation and Subsidiary

Consolidated Statements of Financial Condition (Unaudited)

	March 31,	December 31,
(Dollars in thousands, except share and per share data)	2016	2015
Assets
Cash and due from banks	$38,740	$21,119
Federal Funds Sold	-	-
Cash and cash equivalents	38,740	21,119
Available-for-sale investment securities at fair value (amortized cost of $141,115 and $153,559)	141,373	152,379
Held-to-maturity investment securities (fair value of $66,797 and $68,431)	65,650	67,829
Total investment securities	207,023	220,208
Loans held for sale	359	-
Loans	489,366	481,758
Allowance for credit losses	(5,172)	(4,935)
Net loans	484,194	476,823
Restricted stock	3,166	3,447
Office property and equipment, net	7,817	6,806
Accrued interest receivable	2,569	2,410
Other real estate owned & other repossessed property	2,612	2,581
Bank owned life insurance (BOLI)	9,381	9,326
Core deposit intangible	63	66
Net deferred taxes	2,946	3,733
Other assets	2,570	2,299
Total assets	$761,440	$748,818
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$131,951	$125,581
Interest-bearing deposits:
NOW	201,566	185,973
Money market	138,241	137,555
Savings	75,535	72,660
Time	71,264	66,018
Brokered deposits	18,498	18,488
Total deposits	637,055	606,275
Federal Home Loan Bank of Pittsburgh (FHLBP) advances	20,000	30,000
Repurchase agreements	21,661	32,416
Junior subordinated debentures	9,279	9,279
Subordinated debt	9,750	9,750
Other borrowings	454	464
Total borrowings	61,144	81,909
Accrued interest payable	313	345
Other liabilities	4,748	4,801
Total liabilities	703,260	693,330
Stockholders’ Equity
Preferred stock, $10.00 par value;
1,000,000 shares authorized; $1,000 liquidation preference per share; 0 and 0 issued, respectively	-	-
Common stock, $1.00 par value;
10,000,000 shares authorized; 2,951,128 and 2,933,049 issued, respectively; 2,844,973 and 2,823,840 outstanding, respectively	2,969	2,955
Treasury stock, at cost; 106,155 and 109,209 shares, respectively	(1,960)	(2,015)
Surplus	35,413	35,097
Retained earnings	22,793	21,436
Accumulated other comprehensive loss	(1,035)	(1,985)
Total stockholders’ equity	58,180	55,488
Total liabilities and stockholders’ equity	$761,440	$748,818

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2016	2015
Interest Income:
Interest and fees on loans	$5,068	$4,912
Interest and dividends on investment securities:
Taxable	682	735
Exempt from federal taxes	334	342
Interest on cash and cash equivalents	21	7
Total interest and dividend income	6,105	5,996
Interest Expense:
Interest on NOW, money market and savings	164	149
Interest on time deposits	117	109
Interest on brokered deposits	62	24
Interest on FHLB advances	94	194
Interest on repurchase agreements	11	9
Interest on junior subordinated debentures	81	74
Interest on subordinated debt	104	30
Interest on other borrowings	17	17
Total interest expense	650	606
Net interest income	5,455	5,390
Provision for credit losses	330	300
Net interest income after provision for credit losses	5,125	5,090
Non-interest Income:
Service charges	307	296
Wealth management	397	352
Mortgage banking	32	38
Increase in cash surrender value of BOLI	55	55
Gain on sale of investment securities, net	31	53
Gain on sale of loans	39	231
Gains from insurance proceeds	1,150	-
Other fees	318	310
Total non-interest income	2,329	1,335
Non-interest Expense:
Salaries and employee benefits	3,126	2,644
Furniture and equipment	329	302
Occupancy	468	603
Professional and consulting	497	328
Advertising and marketing	183	169
Printing and supplies	33	48
FDIC insurance	129	123
PA shares tax	162	150
Telecommunications	61	61
Postage	21	23
Other expenses	409	373
Total non-interest expense	5,418	4,824
Income before income tax expense	2,036	1,601
Income tax expense	480	349
Net income	$1,556	$1,252
Preferred stock dividends and accretion of discount	-	26
Net income available to common shareholders	$1,556	$1,226
Earnings per common share:
Basic	$0.55	$0.44
Diluted	$0.54	$0.43
Cash dividends per common share	$0.07	$0.07
Weighted average common shares outstanding:
Basic	2,832,521	2,786,012
Diluted	2,869,119	2,832,869

See accompanying notes to unaudited consolidated financial statements

DNB Financial Corporation and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Net income	$1,556	$1,252
Other Comprehensive Income:
Unrealized holding gains arising during the period
Before tax amount	1,469	1,087
Tax effect	(499)	(370)
	970	717
Accretion of discount on AFS to HTM reclassification(1)
Before tax amount	2	3
Tax effect(2)	(1)	(1)
	1	2
Less reclassification for gains included in net income
Before tax amount	(31)	(53)
Tax effect(2)	10	18
	(21)	(35)
Total other comprehensive income	950	684
Total comprehensive income	$2,506	$1,936
(1) Amounts are included in interest and dividends on investment securities in the consolidated statements of income.
(2) Amounts are included in income tax expense in the consolidated statements of income.

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corportation and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

						Accumulated
						Other
	Preferred	Common	Treasury		Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at January 1, 2016	$-	$2,955	$(2,015)	$35,097	$21,436	$(1,985)	$55,488
Net income for three months ended March 31, 2016	-	-	-	-	1,556	-	1,556
Other comprehensive income	-	-	-	-	-	950	950
Restricted stock compensation expense (18,079 shares vested)	-	29	-	631	-	-	660
Taxes on share award vest	-	(15)	-	(421)	-	-	(436)
Tax benefit for restricted stock vest	-	-	-	64	-	-	64
Cash dividends - common ($0.07 per share)	-	-	-	-	(199)	-	(199)
Sale of treasury shares to 401(k) (2,040 shares)	-	-	37	28	-	-	65
Sale of treasury shares to deferred comp. plan (1,014 shares)	-	-	18	14	-	-	32
Balance at March 31, 2016	$-	$2,969	$(1,960)	$35,413	$22,793	$(1,035)	$58,180

						Accumulated
						Other
	Preferred	Common	Treasury		Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at January 1, 2015	$13,000	$2,931	$(2,301)	$34,745	$17,132	$(1,599)	$63,908
Net income for three months ended March 31, 2015	-	-	-	-	1,252	-	1,252
Other comprehensive income	-	-	-	-	-	684	684
Redemption of preferred stock (9,750 shares)	(9,750)	-	-	-	-	-	(9,750)
Restricted stock compensation expense	-	5	-	82	-	-	87
Exercise of stock options (14,696 shares)	-	14	-	149	-	-	163
Taxes on stock option exercise and share award vest	-	-	-	(46)	-	-	(46)
Cash dividends - common ($0.07 per share)	-	-	-	-	(194)	-	(194)
Cash dividends SBLF preferred	-	-	-	-	(26)	-	(26)
Sale of treasury shares to 401(k) (2,926 shares)	-	-	54	9	-	-	63
Sale of treasury shares to deferred comp. plan (1,474 shares)	-	-	27	5	-	-	32
Balance at March 31, 2015	$3,250	$2,950	$(2,220)	$34,944	$18,164	$(915)	$56,173

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Cash Flows From Operating Activities:
Net income	$1,556	$1,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	361	460
Provision for credit losses	330	300
Stock based compensation	660	87
Net gain on sale of securities	(31)	(53)
Earnings from investment in BOLI	(55)	(55)
Deferred tax expense (benefit)	298	(339)
Proceeds from sales of loans	1,233	5,555
Loans originated for sale	(1,521)	(4,669)
Gain on sale of loans	(71)	(269)
Increase in accrued interest receivable	(159)	(319)
Increase in other assets	(271)	(61)
Decrease in accrued interest payable	(32)	(45)
Decrease in other liabilities	(53)	(123)
Net Cash Provided By Operating Activities	2,245	1,721
Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Sales	12,118	3,926
Maturities, repayments and calls	8,867	11,386
Purchases	(8,687)	(14,778)
Activity in held-to-maturity securities:
Sales	-	-
Maturities, repayments and calls	2,194	509
Purchases	-	(1,500)
Net decrease (increase) in restricted stock	281	(133)
Net increase in loans	(7,701)	(8,520)
Purchases of property and equipment	(1,206)	(35)
Costs capitalized in OREO and other repossessed property	(315)	-
Proceeds from sale of OREO and other repossessed property	284	-
Net Cash Provided By (Used In) Investing Activities	5,835	(9,145)
Cash Flows From Financing Activities:
Net increase in deposits	30,780	22,178
Repayment of FHLBP advances	(10,000)	-
Net (decrease) increase in repurchase agreements	(10,755)	1,095
Proceeds from issuance of subordinated debt	-	9,750
Repayment of other borrowings	(10)	(10)
Dividends paid	(199)	(220)
Proceeds from the exercise of stock options	-	163
Taxes on exercise of stock options	(436)	(46)
Tax benefit for restricted stock vest	64	-
Redemption of preferred stock	-	(9,750)
Sale of treasury stock	97	95
Net Cash Provided by Financing Activities	9,541	23,255
Net Change in Cash and Cash Equivalents	17,621	15,831
Cash and Cash Equivalents at Beginning of Period	21,119	12,504
Cash and Cash Equivalents at End of Period	$38,740	$28,335
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$682	$651
Income taxes	150	858
Supplemental Disclosure of Non-cash Flow Information:
Transfers from loans to real estate owned and other repossessed property	-	7

See accompanying notes to unaudited consolidated financial statements.

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, DNB First, National Association (the "Bank") have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior amounts not affecting net income are reclassified when necessary to conform to current period classifications. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results which may be expected for the entire year.  The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2015.

Subsequent Events-- Management has evaluated events and transactions occurring subsequent to March 31, 2016 for items that should potentially be recognized or disclosed in these Consolidated Financial Statements. The evaluation was conducted through the date these financial statements were issued.

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

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, this ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods therein. DNB is currently evaluating the impact of this ASU on its consolidated financial statements and disclosures.

NOTE 2: INVESTMENT SECURITIES

The amortized cost and fair values of investment securities, as of the dates indicated, are summarized as follows:

	March 31, 2016
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$8,035	$482	$-	$8,517
Government Sponsored Entities (GSE) mortgage-backed securities	2,615	105	-	2,720
Corporate bonds	11,420	304	(70)	11,654
Collateralized mortgage obligations GSE	2,455	25	(2)	2,478
State and municipal tax-exempt	41,125	376	(73)	41,428
Total	$65,650	$1,292	$(145)	$66,797

Available For Sale
US Government agency obligations	$58,950	$169	$(3)	$59,116
GSE mortgage-backed securities	34,055	173	-	34,228
Collateralized mortgage obligations GSE	15,518	28	(157)	15,389
Corporate bonds	19,951	69	(148)	19,872
State and municipal tax-exempt	12,641	136	(9)	12,768
Total	$141,115	$575	$(317)	$141,373

	December 31, 2015
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$7,973	$320	$-	$8,293
Government Sponsored Entities (GSE) mortgage-backed securities	2,759	83	-	2,842
Corporate bonds	11,518	234	(42)	11,710
Collateralized mortgage obligations GSE	2,623	9	(26)	2,606
State and municipal tax-exempt	42,956	300	(276)	42,980
Total	$67,829	$946	$(344)	$68,431

Available For Sale
US Government agency obligations	$58,460	$-	$(252)	$58,208
GSE mortgage-backed securities	40,663	13	(325)	40,351
Collateralized mortgage obligations GSE	16,241	3	(438)	15,806
Corporate bonds	20,921	-	(350)	20,571
State and municipal tax-exempt	17,274	180	(11)	17,443
Total	$153,559	$196	$(1,376)	$152,379

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The following table details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at March 31, 2016 and December 31, 2015.

	March 31, 2016
			Fair Value	Unrealized	Fair Value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
Corporate bonds	$3,423	$(70)	$3,423	$(70)	$-	$-
Collateralized mortgage obligations GSE	368	(2)	368	(2)	-	-
State and municipal tax-exempt	4,144	(73)	563	(7)	3,581	(66)
Total	$7,935	$(145)	$4,354	$(79)	$3,581	$(66)
Available For Sale
US Government agency obligations	$9,997	$(3)	$9,997	$(3)	$-	$-
Collateralized mortgage obligations GSE	12,321	(157)	1,507	(15)	10,814	(142)
Corporate bonds	10,975	(148)	4,487	(53)	6,488	(95)
State and municipal tax-exempt	6,644	(9)	6,644	(9)	-	-
Total	$39,937	$(317)	$22,635	$(80)	$17,302	$(237)

	December 31, 2015
			Fair Value	Unrealized	Fair Value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
Corporate bonds	$7,597	$(42)	$7,597	$(42)	$-	$-
Collateralized mortgage obligations GSE	1,482	(26)	388	(10)	1,094	(16)
State and municipal tax-exempt	13,161	(276)	4,380	(34)	8,781	(242)
Total	$22,240	$(344)	$12,365	$(86)	$9,875	$(258)
Available For Sale
US Government agency obligations	$58,208	$(252)	$58,208	$(252)	$-	$-
GSE mortgage-backed securities	38,307	(325)	33,984	(238)	4,323	(87)
Collateralized mortgage obligations GSE	15,231	(438)	4,187	(41)	11,044	(397)
Corporate bonds	20,571	(350)	16,157	(264)	4,414	(86)
State and municipal tax-exempt	6,660	(11)	6,660	(11)	-	-
Total	$138,977	$(1,376)	$119,196	$(806)	$19,781	$(570)

As of March 31, 2016, there were no GSE mortgage-backed securities, eight corporate bonds, one U.S. agency obligation, fourteen collateralized mortgage obligations GSE,  and nine tax-exempt municipalities which were in an unrealized loss position. DNB does not intend to sell these securities and management of DNB does not expect to be required to sell any of these securities prior to a recovery of its cost basis. Management has reviewed all of these securities and believes that DNB will collect all principal and interest that is due on debt securities on a timely basis.  Management does not believe any individual unrealized loss as of March 31, 2016 represents an other-than-temporary impairment (OTTI). DNB reviews its investment portfolio on a quarterly basis judging each investment for OTTI. The OTTI analysis focuses on condition of the issuers as well as duration and severity of impairment in determining OTTI. As of March 31, 2016, the following securities were reviewed:

Collateralized mortgage obligations GSE  There are fourteen impaired securities classified as collateralized mortgage obligations, eleven of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 2.37% of its book value. All of these securities were issued and insured by FNMA, FHLMC or GNMA. DNB receives monthly principal and interest payments on all of these securities on a timely basis and none of these agencies has ever defaulted on mortgage-backed principal or interest. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from March 31, 2016 levels. Management concluded that these securities were not other-than-temporarily impaired at March 31, 2016.

State and municipal tax-exempt There are nine impaired securities in this category, which are comprised of intermediate to long-term municipal bonds, four of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 2.26% of its book value. All of the issues carry an “A+” or better underlying credit rating and/or have strong underlying fundamentals; included but not limited to annual financial reports, geographic location, population and debt ratios. In certain cases, options for calls reduce the effective duration and in turn, future market value fluctuations. All issues are performing and are expected to continue to perform in accordance with their respective contractual terms and conditions. There have not been disruptions of any payments, associated with any of these municipal securities. These bonds are investment grade and the value decline is related to the changes in interest rates. Of the nine municipal securities, there is one insured school district, three uninsured school districts, and five uninsured townships, all of which have strong underlying ratings. Management concluded that these securities were not other-than-temporarily impaired at March 31, 2016.

US Government agency obligations  There is one impaired security classified as an agency, which has been impaired for less than 12 monthsat 0.03% of its book value. This security  was issued and insured by FHLB, FNMA, or FHLMC. DNB has received timely interest payments on this security and none of these agencies has ever defaulted on their bonds. DNB anticipates a recovery in the market value as the security approaches its maturity date. Management concluded that this security  was not other-than-temporarily impaired at March 31, 2016.

Corporate bonds There are eight impaired bonds classified as corporate bonds, three of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 3.06% of its book value. The bonds are investment grade and the value decline is related to the changes in interest rates that occurred since the time of purchase and subsequent changes in spreads affecting the market prices. All of the issues carry a "BBB-" or better underlying credit support and were evaluated on the basis on their underlying fundamentals; included but not limited to annual financial reports, rating agency reports, capital strength and debt ratios. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from March 31, 2016 levels. Management concluded that these securities were not other-than-temporarily impaired at March 31, 2016.

The amortized cost and fair value of investment securities as of March 31, 2016, by final contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid without penalties.

	Held to Maturity		Available for Sale
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$-	$-	$18,669	$18,657
Due after one year through five years	20,021	20,802	62,804	62,906
Due after five years through ten years	27,530	27,778	34,738	34,935
Due after ten years	18,099	18,217	24,904	24,875
Total investment securities	$65,650	$66,797	$141,115	$141,373

Gains and losses resulting from investment sales, redemptions or calls were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Gross realized gains-AFS	$61	$53
Gross realized losses-AFS	(30)	-
Net realized gain	$31	$53

At March 31, 2016 and December 31, 2015, investment securities with a carrying value of approximately $146.2 million and $147.9 million, respectively, were pledged to secure public funds, repurchase agreements and for other purposes as required by law.

NOTE 3: LOANS

The following table sets forth information concerning the composition of total loans outstanding, as of the dates indicated.

(Dollars in thousands)	March 31, 2016	December 31, 2015
Residential mortgage	$27,560	$28,651
Commercial mortgage	274,372	274,132
Commercial:
Commercial term	107,232	102,178
Commercial construction	24,833	20,364
Consumer:
Home equity	49,545	51,270
Other	5,824	5,163
Total loans	$489,366	$481,758
Less allowance for credit losses	(5,172)	(4,935)
Net loans	$484,194	$476,823

Information concerning non-accrual loans is shown in the following tables:

			Three Months Ended March 31, 2016
(Dollars in thousands)	December 31, 2015	March 31, 2016	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income
Non-accrual loans:
Residential mortgage	$1,619	$1,781	$19	$-	$19
Commercial mortgage	1,048	1,025	20	-	20
Commercial:
Commercial term	188	210	3	-	3
Commercial construction	1,028	1,237	41	-	41
Consumer:
Home equity	563	574	16	-	16
Other	189	199	5	-	5
Total non-accrual loans	$4,635	$5,026	$104	$-	$104
Loans 90 days past due and accruing	457	164	1	1	-
Total non-performing loans	$5,092	$5,190	$105	$1	$104

		Three Months Ended March 31, 2015
(Dollars in thousands)	March 31, 2015	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income
Non-accrual loans:
Residential mortgage	$2,446	$16	$-	$16
Commercial mortgage	1,262	21	-	21
Commercial:
Commercial term	196	2	-	2
Commercial construction	2,043	84	-	84
Consumer:
Home equity	429	7	-	7
Other	194	5	-	5
Total non-accrual loans	$6,570	$135	$-	$135
Loans 90 days past due and accruing	239	5	5	-
Total non-performing loans	$6,809	$140	$5	$135

NOTE 4: ALLOWANCE FOR CREDIT LOSSES

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a scheduled payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of March 31, 2016 and December 31, 2015.

Age Analysis of Past Due Loans Receivable

March 31, 2016
							Loans
							Receivable
	30-59	60-89	Greater			Total	> 90
	Days Past	Days Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivable	Accruing
Residential mortgage	$-	$384	$1,945	$2,329	$25,231	$27,560	$164
Commercial mortgage	-	-	182	182	274,190	274,372	-
Commercial:
Commercial term	-	-	24	24	107,208	107,232	-
Commercial construction	-	-	447	447	24,386	24,833	-
Consumer:
Home equity	31	-	417	448	49,097	49,545	-
Other	26	12	147	185	5,639	5,824	-
Total	$57	$396	$3,162	$3,615	$485,751	$489,366	$164

December 31, 2015
							Loans
							Receivable
	30-59	60-89	Greater			Total	> 90
	Days Past	Days Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivable	Accruing
Residential mortgage	$502	$552	$2,076	$3,130	$25,521	$28,651	$457
Commercial mortgage	36	86	96	218	273,914	274,132	-
Commercial:
Commercial term	-	-	-	-	102,178	102,178	-
Commercial construction	-	581	447	1,028	19,336	20,364	-
Consumer:
Home equity	7	310	153	470	50,800	51,270	-
Other	100	-	148	248	4,915	5,163	-
Total	$645	$1,529	$2,920	$5,094	$476,664	$481,758	$457

The following tables summarize information in regards to impaired loans by loan portfolio class as of and for the three months ended March 31, 2016 and 2015 and as of December 31, 2015.

Impaired Loans

	March 31, 2016			December 31, 2015
	Recorded	Unpaid	Related	Recorded	Unpaid	Related
	Investment	Principal	Allowance	Investment	Principal	Allowance
(Dollars in thousands)		Balance			Balance
With no related allowance recorded:
Residential mortgage	$1,637	$1,790	$-	$1,620	$1,919	$-
Commercial mortgage	1,025	1,320	-	1,181	1,461	-
Commercial:
Commercial term	24	24	-	-	-	-
Commercial construction	790	790	-	1,140	3,526	-
Consumer:
Home equity	676	735	-	691	716	-
Other	92	100	-	82	90	-
Total	$4,244	$4,759	$-	$4,714	$7,712	$-
With allowance recorded:
Residential mortgage	144	290	1	-	-	-
Commercial:
Commercial term	186	200	107	200	211	110
Commercial construction	447	2,833	89	-	-	-
Consumer:
Other	107	107	3	107	107	4
Total	$884	$3,430	$200	$307	$318	$114
Total:
Residential mortgage	1,781	2,080	1	1,620	1,919	-
Commercial mortgage	1,025	1,320	-	1,181	1,461	-
Commercial:
Commercial term	210	224	107	200	211	110
Commercial construction	1,237	3,623	89	1,140	3,526	-
Consumer:
Home equity	676	735	-	691	716	-
Other	199	207	3	189	197	4
Total	$5,128	$8,189	$200	$5,021	$8,030	$114

	Three Months Ended		Three Months Ended
	March 31, 2016		March 31, 2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Residential mortgage	$1,629	$-	$2,320	$-
Commercial mortgage	1,103	-	3,386	26
Commercial:
Commercial term	12	-	-	-
Commercial construction	965	-	1,400	-
Consumer:
Home equity	684	1	504	1
Other	87	-	144	-
Total	$4,480	$1	$7,754	$27
With allowance recorded:
Residential mortgage	72	-	204	-
Commercial mortgage	-	-	201	-
Commercial:
Commercial term	193	-	200	-
Commercial construction	224	-	756	-
Consumer:
Home equity	-	-	44	-
Other	107	-	-	-
Total	$596	$-	$1,405	$-
Total:
Residential mortgage	1,701	-	2,524	-
Commercial mortgage	1,103	-	3,587	26
Commercial:
Commercial term	205	-	200	-
Commercial construction	1,189	-	2,156	-
Consumer:
Home equity	684	1	548	1
Other	194	-	144	-
Total	$5,076	$1	$9,159	$27

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within DNB’s internal risk rating system as of March 31, 2016 and December 31, 2015.

Credit Quality Indicators

	March 31, 2016
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$25,512	$-	$2,048	$-	$27,560
Commercial mortgage	260,529	4,763	9,080	-	274,372
Commercial:
Commercial term	98,787	2,507	5,938	-	107,232
Commercial construction	21,781	-	3,052	-	24,833
Consumer:
Home equity	48,814	-	731	-	49,545
Other	5,625	-	199	-	5,824
Total	$461,048	$7,270	$21,048	$-	$489,366

	December 31, 2015
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$26,762	$-	$1,889	$-	$28,651
Commercial mortgage	262,036	4,802	7,294	-	274,132
Commercial:
Commercial term	93,025	2,555	6,598	-	102,178
Commercial construction	17,521	-	2,843	-	20,364
Consumer:
Home equity	50,551	-	719	-	51,270
Other	4,974	-	189	-	5,163
Total	$454,869	$7,357	$19,532	$-	$481,758

Loans classified as troubled debt restructurings (“TDR”) are considered impaired. As of March 31, 2016, DNB had no commercial mortgages classified as a TDR, compared to no commercial mortgages classified as a TDR at December 31, 2015, and one commercial mortgage classified as a TDR totaling $2,234,000 at March 31, 2015.  This loan paid off during the third quarter of 2015. The rate on this loan was modified and the terms of the loans were changed to interest only while the project was being built out. The loan commenced normal principal and interest payments in June 2014.  The loan was extended and there was no reduction of principal. The balance of the loan prior to modification was $2,272,000 and the balance after the modification was $2,272,000. During the three months ended March 31, 2015, there were no defaults on any terms of this loan.

As of March 31, 2016, DNB had one consumer home equity loan classified as a TDR totaling $102,000, compared to one consumer home equity loan classified as a TDR totaling $102,000 (the same loan) at December 31, 2015, and one consumer home equity loan classified as a TDR totaling $102,000 (the same loan) at March 31, 2015. The monthly payment on this loan was reduced for 36 months and the borrower will resume making contractual payments at the end of this period. The loan was extended and there was no reduction of principal. This loan was classified a TDR in June of 2014. The balance of the loan prior to modification was $102,000 and the balance after the modification was $102,000. During the three months ended March 31, 2016 and 2015, there were no defaults on any terms of this loan.

As of March 31, 2016, DNB had one consumer installment loan classified as a TDR totaling $40,000 compared to no such loans at December 31, 2015 or March 31, 2015. The interest rate on the loan was reduced. The loan was extended and there was no reduction of principal. This loan was classified as a TDR in December of 2015. The balance of the loan prior to modification was $42,000 and the balance after the modification was $42,000. DNB recognized a partial charge-off on the loan in the amount of $2,000. During the three months ended March 31, 2016 and 2015, there were no defaults on any terms of this loan.

The following tables set forth the composition of DNB’s allowance for credit losses as of March 31, 2016 and December 31, 2015, the activity for the three months ended March 31, 2016 and 2015 and as of and for the year ended December 31, 2015.

Allowance for Credit Losses and Recorded Investment in Loans Receivables

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2016	$216	$2,375	$989	$569	$-	$195	$64	$527	$4,935
Charge-offs	(84)	-	(13)	-	-	-	-	-	(97)
Recoveries	1	-	1	1	1	-	-	-	4
Provisions	87	1	(29)	195	(1)	(7)	3	81	330
Ending balance - March 31, 2016	$220	$2,376	$948	$765	$-	$188	$67	$608	$5,172
Ending balance: individually evaluated for impairment	$1	$-	$107	$89	$-	$-	$3	$-	$200
Ending balance: collectively evaluated for impairment	$219	$2,376	$841	$676	$-	$188	$64	$608	$4,972
Loans receivables:
Ending balance	$27,560	$274,372	$107,232	$24,833	$-	$49,545	$5,824		$489,366
Ending balance: individually evaluated for impairment	$1,781	$1,025	$210	$1,237	$-	$676	$199		$5,128
Ending balance: collectively evaluated for impairment	$25,779	$273,347	$107,022	$23,596	$-	$48,869	$5,625		$484,238
Reserve for unfunded loan commitments included in other liabilities	$-	$3	$115	$55	$-	$13	$-		$186

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2015	$269	$2,300	$709	$881	$-	$189	$70	$488	$4,906
Charge-offs	-	-	(11)	-	-	-	(6)	-	(17)
Recoveries	-	-	-	-	1	-	-	-	1
Provisions	-	98	7	41	(1)	35	2	118	300
Ending balance - March 31, 2015	$269	$2,398	$705	$922	$-	$224	$66	$606	$5,190
Reserve for unfunded loan commitments included in other liabilities	$-	$4	$87	$53	$-	$12	$-		$156

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Ending balance - December 31, 2015	$216	$2,375	$989	$569	$-	$195	$64	$527	$4,935
Ending balance: individually evaluated for impairment	$-	$-	$110	$-	$-	$-	$4	$-	$114
Ending balance: collectively evaluated for impairment	$216	$2,375	$879	$569	$-	$195	$60	$527	$4,821
Loans receivables:
Ending balance	$28,651	$274,132	$102,178	$20,364	$-	$51,270	$5,163		$481,758
Ending balance: individually evaluated for impairment	$1,620	$1,181	$200	$1,140	$-	$691	$189		$5,021
Ending balance: collectively evaluated for impairment	$27,031	$272,951	$101,978	$19,224	$-	$50,579	$4,974		$476,737
Reserve for unfunded loan commitments included in other liabilities	$-	$2	$115	$58	$-	$13	$-		$188

NOTE 5: EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the treasury stock method and reflects the potential dilution that could occur from the exercise of stock options, and warrants and the amortized portion of unvested stock awards. Stock options and unvested stock awards for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. Treasury shares are not deemed outstanding for calculations. There were no outstanding stock warrants, no anti-dilutive stock options outstanding, and no anti-dilutive stock awards outstanding at March 31, 2016. There were no anti-dilutive stock warrants outstanding, no anti-dilutive stock options outstanding, and no anti-dilutive stock awards outstanding at March 31, 2015. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2016
(In thousands, except per-share data)	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$1,556	2,833	$0.55
Effect of potential dilutive common stock equivalents – stock options and restricted shares	-	36	(0.01)
Diluted EPS
Income available to common stockholders after assumed conversions	$1,556	2,869	$0.54

	Three Months Ended
	March 31, 2015
(In thousands, except per-share data)	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$1,226	2,786	$0.44
Effect of potential dilutive common stock equivalents – stock options and restricted shares	-	47	(0.01)
Diluted EPS
Income available to common stockholders after assumed conversions	$1,226	2,833	$0.43

NOTE 6: ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders' equity are as follows:

Accumulated Other Comprehensive Loss	Before-Tax	Tax	Net-of-Tax
(Dollars in thousands)	Amount	Effect	Amount
March 31, 2016
Net unrealized gain on AFS securities	$258	$(87)	$171
Discount on AFS to HTM reclassification	(15)	5	(10)
Unrealized actuarial losses-pension	(1,812)	616	(1,196)
	$(1,569)	$534	$(1,035)
December 31, 2015
Net unrealized loss on AFS securities	$(1,180)	$402	$(778)
Discount on AFS to HTM reclassification	(17)	6	(11)
Unrealized actuarial losses-pension	(1,812)	616	(1,196)
	$(3,009)	$1,024	$(1,985)

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

Repurchase Agreements Accounted for as Secured Borrowings

Repurchase agreements accounted for as secured borrowings are shown in the following table.

(Dollars in thousands)	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
March 31, 2016
Repurchase agreements and repurchase-to-maturity transactions	$21,661	$-	$-	$-	$21,661
Gross amount of recognized liabilities for repurchase agreements
in statement of condition	$21,661				$21,661
December 31, 2015
Repurchase agreements and repurchase-to-maturity transactions	$32,416	$-	$-	$-	$32,416
Gross amount of recognized liabilities for repurchase agreements
in statement of condition	$32,416				$32,416

As of March 31, 2016 and December 31, 2015, DNB had $21.7 million and $32.4 million of repurchase agreements, respectively.  In conjunction with these repurchase agreements,  $22.1 million and $33.1 million of state and municipal securities were sold on an overnight basis as of March 31, 2016 and December 31, 2015,  respectively, which represents 102% of the repurchase agreement amount.

NOTE 8: STOCK-BASED COMPENSATION

Stock Option Plan

DNB has a Stock Option Plan for employees and directors. Under the plan, options (both qualified and non-qualified) to purchase a maximum of 793,368 (as adjusted for subsequent stock dividends) shares of DNB’s common stock could be issued to employees and directors. Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years. Vesting of options under the plan is determined by the Plan Committee. There were 354,090 shares available for grant at March 31, 2016. All options are immediately exercisable. During the three months ended March 31, 2016 and 2015, DNB had no expenses related to the plan forward looking. Stock option activity is indicated below.

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2016	64,500	$8.67
Issued	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding March 31, 2016	64,500	$8.67

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2015	163,586	$15.13
Issued	-	-
Exercised	93,834	19.60
Forfeited	-	-
Expired	-	-
Outstanding March 31, 2015	69,752	$9.13

The weighted-average price and weighted average remaining contractual life for the outstanding options are listed in the following table for the dates indicated.

March 31, 2016
Range of			Weighted Average
Exercise	Number	Number	Exercise	Remaining	Intrinsic
Prices	Outstanding	Exercisable	Price	Contractual Life	Value
$6.93-10.99	64,500	64,500	$8.67	1.91 years	$1,281,000

December 31, 2015
Range of			Weighted Average
Exercise	Number	Number	Exercise	Remaining	Intrinsic
Prices	Outstanding	Exercisable	Price	Contractual Life	Value
$6.93-10.99	64,500	64,500	$8.67	2.15 years	$1,344,000

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

Share awards granted by the Plan were recorded at the date of award based on the market value of shares.  Awards are being amortized to expense over a three or four year cliff-vesting period. DNB records compensation expense equal to the value of the shares being amortized.  For the three month periods ended March 31, 2016 and 2015,  $660,000 and $87,000 was amortized to expense, respectively. As of March 31, 2016, there was approximately $650,000 in additional compensation that will be recognized over the remaining service period of approximately 2.14 years. At March 31, 2016, 88,169 shares were reserved for future grants under the Plan.

The shares awarded from the vesting resulted in an increase in shares outstanding of 18,079. There was a cash equivalent of 15,621 shares used to pay all applicable taxes on the transaction. Stock grant activity is indicated below:

		Weighted Average
	Shares	Stock Price
Non-vested stock awards—January 1, 2016	77,255	$22.71
Granted	3,000	28.75
Forfeited	-	-
Vested	33,700	23.66
Non-vested stock awards—March 31, 2016	46,555	$22.42

		Weighted Average
	Shares	Stock Price
Non-vested stock awards—January 1, 2015	75,930	$17.66
Granted	-	-
Forfeited	-	-
Vested	-	-
Non-vested stock awards—March 31, 2015	75,930	$17.66

NOTE 9:  INCOME TAXES

As of March 31, 2016,  DNB had no material unrecognized tax benefits or accrued interest and penalties. It is DNB’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.  Federal and state tax years 2012 through 2015 were open for examination as of March 31, 2016.

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

The following table summarizes the assets at March 31, 2016 and December 31, 2015 that are recognized on DNB’s statement of financial condition using fair value measurement determined based on the differing levels of input:

	March 31, 2016

(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities:
US Government agency obligations	$-	$59,116	$-	$59,116
GSE mortgage-backed securities	-	34,228	-	34,228
Collateralized mortgage obligations GSE	-	15,389	-	15,389
Corporate bonds	-	19,872	-	19,872
State and municipal tax-exempt	-	12,768	-	12,768
Total	$-	$141,373	$-	$141,373

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$690	$690
Total	$-	$-	$690	$690

	December 31, 2015

(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities:
US Government agency obligations	$-	$58,208	$-	$58,208
GSE mortgage-backed securities	-	40,351	-	40,351
Collateralized mortgage obligations GSE	-	15,806	-	15,806
Corporate bonds	-	20,571	-	20,571
State and municipal tax-exempt	-	17,443	-	17,443
Total	$-	$152,379	$-	$152,379

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$964	$964
OREO and other repossessed property	-	-	682	682
Total	$-	$-	$1,646	$1,646

The following table presents additional information about assets measured at fair value on a nonrecurring basis and for which DNB has utilized Level 3 inputs to determine fair value:

March 31, 2016
Quantitative Information about Level 3 Fair Value Measurement

	Fair Value	Valuation		Range
(Dollars in thousands)	Estimate	Techniques	Unobservable Input	(Weighted Average)
Impaired loans - Residential mortgage	$143	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loans - Commercial term	79	Appraisal of	Appraisal adj. (2)	-72%	to	-72%	(-72%)
		collateral (1)	Disposal costs (2)	-11%	to	-11%	(-11%)
Impaired loans - Commercial construction	358	Appraisal of	Appraisal adj. (2)	-20%	to	-20%	(-20%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loans - Home equity	6	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loans - Consumer other	104	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loan total	$690
(1)
(2)

December 31, 2015
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

Impaired loans.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $5.1 million at March 31, 2016. Of this, $884,000 had specific valuation allowances of $200,000, leaving a fair value of $684,000 as of March 31, 2016. DNB had $39,000 in impaired loans that were partially charged down by $33,000, leaving $6,000 at fair value as of March 31, 2016. The total fair value of impaired loans at March 31, 2016 was $690,000.

Impaired loans had a carrying amount of $5.0 million at December 31, 2015. Of this, $307,000 had specific valuation allowances of $114,000, leaving a fair value of $193,000 at December 31, 2015. In addition, DNB had $931,000 in impaired loans that were partially charged down by $160,000,  leaving $771,000 at fair value as of December 31, 2015. The total fair value of impaired loans at December 31, 2015 was $964,000.

Other Real Estate Owned & other repossessed property.  Other real estate owned (“OREO”) consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets are classified as OREO and other repossessed property are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. DNB had $2.6 million of such assets at March 31, 2016, $2.4 million of which was OREO and $165,000 was in other repossessed property. DNB had $2.6 million of such assets at December 31, 2015, which consisted of $2.4 million in OREO and $165,000 in other repossessed property. Subsequent to the repossession of these assets, DNB did not write down the carrying values of OREO during the three month period ending March 31, 2016. DNB did not write down the carrying values of OREO in the three month period ending March 31, 2015.

DNB's policy is to recognize transfer between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Level 1 and 2 for the three months ended March 31, 2016.

Below is management’s estimate of the fair value of all financial instruments, whether carried at cost or fair value on the Company’s consolidated balance sheet. The carrying amounts and fair values of financial instruments at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$38,740	$38,740	$38,740	$-	$-
AFS investment securities	141,373	141,373	-	141,373	-
HTM investment securities	65,650	66,797	-	64,797	2,000
Restricted stock	3,166	3,166	-	3,166	-
Loans, net of allowance, including impaired	484,194	468,013	-	-	468,013
Accrued interest receivable	2,569	2,569	-	2,569	-
Financial liabilities
Deposits:
Non-interest-bearing deposits	131,951	131,951	-	131,951	-
Interest-bearing deposits	415,342	415,342	-	415,342	-
Time deposits	71,264	71,098	-	71,098	-
Brokered deposits	18,498	18,566	-	18,566	-
Repurchase agreements	21,661	21,661	-	21,661	-
FHLBP advances	20,000	20,172	-	20,172	-
Junior subordinated debentures and other borrowings	9,279	8,243	-	8,243	-
Subordinated debt	9,750	9,304	-	9,304	-
Accrued interest payable	313	313	-	313	-
Off-balance sheet instruments	-	-	-	-	-

	December 31, 2015

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$21,119	$21,119	$21,119	$-	$-
AFS investment securities	152,379	152,379	-	152,379	-
HTM investment securities	67,829	68,431	-	66,431	2,000
Restricted stock	3,447	3,447	-	3,447	-
Loans held-for-sale	-	-	-	-	-
Loans, net of allowance, including impaired	476,823	461,925	-	-	461,925
Accrued interest receivable	2,410	2,410	-	2,410	-
Financial liabilities
Deposits:
Non-interest-bearing deposits	125,581	125,581	-	125,581	-
Interest-bearing deposits	396,188	396,188	-	396,188	-
Time deposits	66,018	65,697	-	65,697	-
Brokered deposits	18,488	18,327	-	18,327	-
Repurchase agreements	32,416	32,416	-	32,416	-
FHLBP advances	30,000	30,210	-	30,210	-
Junior subordinated debentures and other borrowings	9,279	7,889	-	7,889	-
Subordinated debt	9,750	9,999	-	9,999	-
Accrued interest payable	345	345	-	345	-
Off-balance sheet instruments	-	-	-	-	-

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

Deposits The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate money market accounts, savings accounts, and interest checking accounts approximate their fair values at the reporting date. Fair values for fixed-rate CDs and brokered deposits (all of which are CDs) are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits. Of the $18.5 million in brokered deposits, $4.0 million matures in 2016, $6.1 million matures in 2017, $3.2 million matures in 2018, and $5.3 million matures in 2019.

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

Off-balance-sheet Instruments (Disclosed at Cost)  Off-balance-sheet instruments are primarily comprised of loan commitments, which are generally priced at market at the time of funding. Fees on commitments to extend credit and stand-by letters of credit are deemed to be immaterial and these instruments are expected to be settled at face value or expire unused. It is impractical to assign any fair value to these instruments. At March 31, 2016, un-funded loan commitments totaled $116.9 million and stand-by letters of credit totaled $2.6 million. At December 31, 2015, un-funded loan commitments totaled $116.4 million and stand-by letters of credit totaled $3.2 million.

NOTE 11:  STOCKHOLDERS’ EQUITY

In July 2013, the Board of Governors of the Federal Reserve approved the Basel III interim final rule (Basel III), which is intended to strengthen the quality and increase the required level of regulatory capital for a more stable and resilient banking system. The changes include (1) a new regulatory capital measure, Common Equity Tier 1 (CET1), which is limited to capital elements of the highest quality, (2) a new definition and increase of tier 1 capital which is now comprised of CET1 and Additional Tier 1, (3) changes in calculation of some risk-weighted assets and off-balance sheet exposure, and (4) a capital conservation buffer that will limit capital distributions, stock redemptions, and certain discretionary bonus payments if the institution does not maintain capital in excess of the minimum capital requirements. These new capital rules took effect for our Bank on January 1, 2015 and reporting began for the period ended March 31, 2015.

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

These forward-looking statements include statements with respect to the Corporation’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Corporation’s control).  The words “may,” “could,” “should,” “would,”"will," “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements.  The following factors, among others, could cause the Corporation’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Corporation conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; the downgrade, and any future downgrades, in the credit rating of the U.S. Government and federal agencies; inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Corporation and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of users to substitute competitors’ products and services for the Corporation’s products and services; the success of the Corporation in gaining regulatory approval of its products and services, when required; the impact of changes in laws and regulations applicable to financial institutions (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; the nature, extent, and timing of governmental actions and reforms the implementation of Basel III, which may be changed unilaterally and retroactively by legislative or regulatory actions; and the success of the Corporation at managing the risks involved in the foregoing.

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

Comprehensive 5-Year Plan.  During the third quarter of 2015, management updated the 5-year strategic plan that was designed to reposition its balance sheet and improve core earnings. Through the plan, management will endeavor to expand its loan portfolio through new originations, increased loan participations, as well as strategic loan receivable purchases. Management also plans to reduce the absolute level of borrowings with cash flows from existing loans and investments as well as from new deposit growth. A discussion on DNB’s Key Strategies follows below:

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

Strategic Plan Update.  DNB reported net income available to common stockholders of $1.6 million, or $0.54 per diluted share, for the quarter ending March 31, 2016, compared with $1.3 million, or $0.43 per diluted share, for the same quarter, last year.  Earnings were up, in part, due to a gain from insurance proceeds of $1.15 million related to a fire at DNB’s West Chester location that occurred during 2015. This gain was offset by $446,000 of net compensation expense associated with the passing of DNB’s former Chairman and merger-related expense of $188,000 related to the recently announced pending acquisition of East River Bank.

The net interest margin remained stable despite continuing pressure due to the flattening yield curve.  The net interest margin was 3.15% for the first quarter of 2016 compared with 3.14% for both the fourth quarter of 2015 and first quarter of 2015.  As of March 31, 2016, the loan-to-deposit ratio was 77%, which suggests that the Company is largely core-funded.

Quality loan growth was achieved over the past quarter and we remain committed to maintaining our prudent pricing and credit discipline.  On a sequential quarter basis, total loans increased $7.6 million, or 1.6% (not annualized), to $489.4 million as of March 31, 2016.  As of the same date, total loans were 64.3% of total assets.  Loan growth has been prudent; and the Company remains challenged to grow commercial-oriented loans in a competitive market, while maintaining its conservative underwriting standards.

Asset quality remained strong.  Net charge-offs were only 0.08% of total average loans for the quarter ending March 31, 2016 compared with 0.07% for the quarter ending December 31, 2015, and 0.01% for the quarter ending March 31, 2015.  Total non-performing assets, including loans and other real estate property, were $7.8 million as of March 31, 2016 compared with $7.7 million as of December 31, 2015.  The ratio of non-performing assets to total assets was 1.02% and non-performing loans were 1.06% of total loans as of March 31, 2016.  As of the same date, the allowance for loan losses to total loans ratio was 1.06%.

On a sequential quarter basis, total core deposits grew $25.5 million, or 4.9% (not annualized), and were 85.9% of total deposits as of March 31, 2016.  Total deposits were $637.1 million as of March 31, 2016 compared with $606.3 million as of December 31, 2015.

Total non-interest income for the first quarter of 2016 was $2.3 million, compared with $1.3 million for both the prior quarter and the quarter ended March 31, 2015. Total non-interest income for the first quarter of 2016 included a $1.15 million gain from the insurance proceeds associated with the fire at our West Chester location.   Wealth management fees were $397,000 for the first quarter of 2016 compared with $352,000 for the quarter ending March 31, 2015.  Wealth management fees represented approximately one-third of total fee income.  Excluding the $1.15 million gain from the insurance proceeds, non-interest income was approximately $1.2 million, or 17% of total revenue, for the quarter ending March 31, 2016.

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

MATERIAL CHALLENGES, RISKS AND OPPORTUNITIES

The following is a summary of material challenges, risks and opportunities DNB has faced during the three month period ended March 31, 2016:

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

In addition to deposit insurance assessments, banks are subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The FDIC sets the Financing Corporation assessment rate every quarter. The current annual Financing Corporation assessment rate is 60 basis points on the deposit insurance assessment base, as defined above, which we anticipate will result in an aggregate estimated FICO assessment payment by the Bank of $37,000 in 2016.

Material Trends and Uncertainties.

For the quarter ended March 31, 2016, DNB reported net income of $1.6 million versus $1.2 million for the same period in 2015. Per share earnings on a fully diluted basis were $0.54, up from $0.43 the prior year. Even though DNB’s quarterly earnings have increased, there are many aspects of the economy and the Federal Reserve’s monetary policy that hinder DNB’s ability to grow revenues and net income. One of the most significant factors is that the global and U.S. economies have experienced reduced business activity as a result of disruptions in the financial system during the past seven years. The United States, Europe, China and many other countries across the globe are struggling with too much debt and weaker streams of revenues as a result of recessionary pressures and high unemployment. Overall economic growth continues to be slow at a time when national and regional unemployment rates have improved, however participation rates remain at historically low levels. The risks associated with our business remain acute in periods of slow wage and economic growth. Moreover, financial institutions continue to be affected by a sluggish real estate market. While we are continuing to take steps to decrease and limit our exposure to problem loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.

The April 13, 2016 Beige Book indicated that aggregate business activity in the Third District continued to grow at a modest pace during the period. Overall, firms hired additional employees at a similarly slow, cautious pace; however, service-sector contacts, especially from staffing firms, reported stronger hiring rates. On balance, only slight increases were reported in wages and prices, including home prices. Firms tended to report less ambitious growth expectations than in prior periods--generally stating that the current, modest trends would continue.

Overall, Third District homebuilders have appeared to sustain a moderate growth rate since the March 2, 2016 Beige Book. A nationwide firm reported strong increases in contract signings for its markets covering Third District states. Reports from smaller builders were mixed. Most builders reported that large backlogs and unseasonably warm weather had kept construction crews more active than usual. Builders did note that the time required to deliver a new house has lengthened, as labor shortages continued to hamper their ability to secure subcontracting services on a timely basis.

The Federal Reserve’s nonresidential real estate contacts reported modest growth in construction and leasing activity. Contacts representing architects, engineers, and developers continued to report the strongest activity in Center City Philadelphia and other smaller urban cores. The Federal Reserve’s contacts attributed some of the increasing demand to employers choosing to relocate jobs to the urban cores to attract younger workers. They also noted that pent-up demand for prime Center City office space has pushed rents up to levels not seen since 2007. The Federal Reserve’s contacts remained optimistic for continued growth of both new construction and leasing activity through 2016.

 Third District financial firms have continued to report moderate overall increases in total loan volumes since the March 2, 2016 Beige Book. Auto loans exhibited the greatest percentage gains during the period, while commercial and industrial (C&I) deals and commercial real estate activity continued to generate strong loan growth. Auto loans and C&I loans have been the strongest categories over the year as well. Abstracting from normal seasonal surges, credit card volumes rose modestly. Mortgages, home equity loans, and other consumer loans have been flat to down over the period as well as over the year. The Federal Reserve’s banking contacts continued to note a competitive lending environment, a greater demand for new mortgages than for refinances, and improving credit quality. Most continued to report few signs of inflation. These contacts remained optimistic for continued slow, steady growth in 2016.

Third District manufacturers reported that overall activity continued to decline slightly during the April 13th, 2016 Beige Book period. New orders also declined further; however, shipments appeared to rebound a bit. Despite the general declines, firms reported slight overall increases in the number of employees and in the average employee workweek. Although the year end is typically slow for most industrial firms, activity appeared to be weak for most major industrial sectors even after adjusting for seasonal factors. Weak global demand coupled with the strong dollar are generally cited as major contributors to the current declines; some firms also continued to cite weak demand from customers that supply Pennsylvania's energy extraction sector.

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

In management's opinion, the most critical accounting policies and estimates impacting DNB's consolidated financial statements are listed below.  These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates.  Changes in such estimates may have a significant impact on the financial statements.  For a complete discussion of DNB's significant accounting policies, see the notes to the Consolidated Financial Statements included in DNB's 10-K for the year ended December 31, 2015.

Determination of the allowance for credit losses. Credit loss allowance policies involve significant judgments, estimates and assumptions by management which may have a material impact on the carrying value of net loans and, potentially, on the net income recognized by DNB from period to period.  The allowance for credit losses is based on management’s ongoing evaluation of the loan portfolio and reflects an amount considered by management to be its best estimate of the amount necessary to absorb known and inherent losses in the portfolio.  Management considers a variety of factors when establishing the allowance, such as the impact of current economic conditions, diversification of the portfolios, delinquency statistics, results of loan review and related classifications, and historic loss rates.  In addition, certain individual loans which management has identified as problematic are specifically provided for, based upon an evaluation of the borrower’s perceived ability to pay, the estimated adequacy of the underlying collateral and other relevant factors.  In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for credit losses.  They may require additions to the allowance based upon their judgments about information available to them at the time of examination.  Although provisions have been established and segmented by type of loan, based upon management’s assessment of their differing inherent loss characteristics, the entire allowance for credit losses is available to absorb further losses in any category.

Management uses significant estimates to determine the allowance for credit losses.  Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB’s control, management’s estimate of the amount necessary to absorb credit losses and actual credit losses could differ.  DNB’s current judgment is that the allowance for credit losses remains appropriate at March 31, 2016.  For a description of DNB’s accounting policies in connection with its allowance for credit losses, see, “Allowance for Credit Losses” in Management’s Discussion and Analysis.

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

FINANCIAL CONDITION

DNB's total assets were $761.4 million at March 31, 2016, compared to $748.8 million at December 31, 2015.  The $12.6 million increase in total assets was primarily attributable to a $17.6 million increase in cash and cash equivalents, a $7.6 million increase in loans before allowance for credit losses, a $456,000 increase in all other assets, and a $359,000 increase in loans held for sale, offset by a $13.2 million decrease in investment securities, and a $237,000 increase in the allowance for credit losses.

Investment Securities. Investment securities, including restricted stock, at March 31, 2016 were $210.2 million, compared to $223.7 million at December 31, 2015. The $13.5 million decrease in investment securities and restricted stock was primarily due to $23.6 million in sales, principal pay-downs, calls and maturities, offset by $8.7 million in purchases of investment securities and restricted stock and a $1.4 million change in fair value.

Gross Loans. DNB’s loans increased $7.6 million to $489.4 million at March 31, 2016, compared to $481.8 million at December 31, 2015. Total commercial loans increased $9.8 million while residential loans and consumer loans decreased $1.1 million, and $1.1 million, respectively.

Deposits.  Deposits were $637.1 million at March 31, 2016, compared to $606.3 million at December 31, 2015.  Deposits increased $30.8 million or 5.08% during the three-month period ended March 31, 2016.  Core deposits, which are comprised of demand, NOW, money markets and savings accounts, increased by $25.5 million, time deposits increased by $5.2 million and brokered deposits increased by $10,000.

Borrowings. Borrowings were $61.1 million at March 31, 2016, compared to $81.9 million at December 31, 2015.  The decrease of $20.8 million or 25.4% was primarily due to a $10.8 million decrease in repurchase agreements and a $10.0 million decrease in FHLBP advances.

Stockholders’ Equity. Stockholders' equity was $58.2 million at March 31, 2016, compared to $55.5 million at December 31, 2015. The increase in stockholders’ equity was primarily a result of year-to-date earnings of $1.6 million and $950,000 of other comprehensive income, and restricted stock compensation expense of $660,000. These additions to stockholders’ equity were partially offset by taxes on share award vesting of $436,000 and $199,000 of dividends paid on DNB’s common stock.

RESULTS OF OPERATIONS

SUMMARY

Net income for the three-month period ended March 31, 2016 was $1.6 million compared to $1.3 million for the same period in 2015. Diluted earnings per share for the three-month period ended March 31, 2016 were $0.54 compared to $0.43 for the same period in 2015. The $304,000 increase in net income during the most recent three-month period was primarily attributable to a $994,000 increase in non-interest income, a $65,000 increase in net interest income, offset by a $594,000 increase in non-interest expense, and a $30,000 increase in the provision for credit losses.

NET INTEREST INCOME

DNB's earnings performance is primarily dependent upon its level of net interest income, which is the excess of interest income over interest expense.  Interest income includes interest earned on loans, investments and federal funds sold and interest-earning cash, as well as loan fees and dividend income earned on investment securities.  Interest expense includes interest on deposits, Federal Home Loan Bank of Pittsburgh ("FHLBP") advances, repurchase agreements, Federal funds purchased, subordinated debentures and notes, and other borrowings.

Net interest income for the three-month period ended March 31, 2016 was $5.5 million, compared to $5.4 million for the same period in 2015. Interest income for the three-month period ended March 31, 2016 was $6.1 million, compared to $6.0 million for the same period in 2015. Interest expense for the three-month period ended March 31, 2016 was  $650,000, compared to $606,000 for the same period in 2015. The composite cost of funds for the three-month period ended March 31, 2016 was 0.38%, compared to 0.37% for the same period in 2015. The net interest margin for the three-month periods ended March 31, 2016 was 3.15%, compared to 3.14% for the same period in 2015.

Interest on loans was $5.1 million for the three-month period ended March 31, 2016, compared to $4.9 million for the same period in 2015. The average balance of loans was $483.1 million with an average yield of 4.24% for the first quarter of 2016, compared to $460.6 million with an average yield of 4.31% for the same period in 2015.

Interest and dividends on investment securities was $1.0 million for the three-month period ended March 31, 2016, compared to $1.1 million for the same period in 2015. The average balance of investment securities was $210.5 million with a tax equivalent average yield of 2.20% for the first quarter of 2016, compared to $232.6 million with a tax equivalent average yield of 2.04% for the same period in 2015.

Interest on deposits was $343,000 for the three-month period ended March 31, 2016, compared to $282,000 for the same period in 2015. The average balance of deposits was $615.1 million with an average rate of 0.22% for the first quarter of 2016, compared to $617.4 million with an average rate of 0.19% for the same period in 2015.

Interest on borrowings was $307,000 for the three-month period ended March 31, 2016, compared to $324,000 for the same period in 2015. The average balance of borrowings was $66.7 million with an average rate of 1.85% for the first quarter of 2016, compared to $51.0 million with an average rate of 2.57% for the same period in 2015.

PROVISION FOR CREDIT LOSSES

To provide for known and inherent losses in the loan portfolios, DNB maintains an allowance for credit losses. Provisions for credit losses are charged against income to increase the allowance when necessary. Loan losses are charged directly against the allowance and recoveries on previously charged-off loans are added to the allowance. In establishing its allowance for credit losses, management considers the size and risk exposure of each segment of the loan portfolio, past loss experience, present indicators of risk such as delinquency rates, levels of non-accruals, the potential for losses in future periods, and other relevant factors. Management’s evaluation of criticized and classified loans generally includes reviews of borrowers of $100,000 or greater. Consideration is also given to examinations performed by regulatory agencies, primarily the Office of the Comptroller of the Currency (“OCC”).

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

•Changes in Loan Review Methodology and Degree of Oversight by Bank’s Board of Directors;

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

There was a $330,000 provision made during the three months ended March 31, 2016, compared to $300,000 for the same period in 2015. DNB’s percentage of allowance for credit losses to total loans was 1.06%  at March 31, 2016 compared to 1.02% and 1.12% at December 31, 2015 and March 31, 2015, respectively. Net charge-offs were $93,000, $1.1 million, and $16,000 during the three months ended March 31, 2016, year ended December 31, 2015, and three months ended March 31, 2015, respectively. The percentage of net charge-offs to total average loans were 0.02%, 0.23%, and 0.001% for those same respective periods. Management believes that the allowance for credit losses is adequate, but continues to monitor it along with other performance metrics including those ratios related to non-performing loans. Management is not aware of any potential problem loans, which were accruing and current at March 31, 2016, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to DNB. Non-performing loans increased $98,000 during the three month period ended March 31, 2016.  The ratio of the allowance for credit losses as a percentage of loans reflects management’s estimate of the level of inherent losses in the portfolio, which has been impacted by a recessionary economy, continued high unemployment, a weakened housing market and deterioration in income-producing properties.

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

As of March 31, 2016, DNB had $7.8 million of non-performing assets, which included $5.2 million of non-performing loans and $2.6 million of OREO and other repossessed assets. This compares to $7.7 million of non-performing assets at December 31, 2015 which included $5.1 million of non-performing or impaired loans and $2.6 million of OREO and other repossessed assets. Loans are reviewed for impairment in accordance with FASB ASC 310-10-35. Impaired loans can either be secured or unsecured, not including large groups of smaller balance loans that are collectively evaluated. Impairment is measured by the difference between the loan amount and the present value of the future cash flow discounted at the loan’s effective interest rate. Management measures loans for impairment by using the fair value of collateral for collateral dependent loans. In general, management reduces the amount of the appraisal by the estimated cost of acquisition and disposition of the underlying collateral and compares that adjusted value with DNB’s carrying value. DNB establishes a specific valuation allowance on impaired loans that have a collateral shortfall and/or statement cashflow shortfalls, including estimated costs to sell in comparison to the carrying value of the loan. Of the $5.1 million of impaired loans at March 31, 2016, $884,000 had valuation allowances of $200,000 and $4.2 million had no specific allowance. Of the $5.0 million of impaired loans at December 31, 2015, $307,000 had valuation allowances of $114,000 and $4.7 million had no specific allowance. For those impaired loans that management determined that no specific valuation allowance was necessary, management has reviewed the present value of the future cash flows or the appraisal for each loan and determined that there is no shortfall in the collateral. During the quarter ended March 31, 2016, DNB recognized $97,000 in total charge-offs, $84,000 of which related to impaired loans.  An impaired loan may not represent an expected loss.

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

Analysis of Allowance for Credit Losses

(Dollars in thousands)

	Three Months Ended	Year Ended	Three Months Ended
	March 31, 2016	December 31, 2015	March 31, 2015
Beginning balance	$4,935	$4,906	$4,906
Provisions	330	1,105	300
Loans charged off:
Residential mortgage	(84)	(194)	-
Commercial mortgage	-	(105)	-
Commercial:
Commercial term	(13)	(200)	(11)
Commercial construction	-	(581)	-
Lease financing	-	-	-
Consumer:
Home equity	-	(11)	-
Other	-	(63)	(6)
Total charged off	(97)	(1,154)	(17)
Recoveries:
Residential mortgage	1	4	-
Commercial mortgage	-	-	-
Commercial:
Commercial term	1	13	-
Commercial construction	1	10	-
Lease financing	1	49	1
Consumer:
Home Equity	-	-	-
Other	-	2	-
Total recoveries	4	78	1
Ending balance	$5,172	$4,935	$5,190
Reserve for unfunded loan commitments	$186	$188	$156

The following table sets forth the composition of DNB’s allowance for credit losses for the dates indicated.

Composition of Allowance for Credit Losses

(Dollars in thousands)

	March 31, 2016		December 31, 2015		March 31, 2015
		Percent of		Percent of		Percent of
		Loan Type		Loan Type		Loan Type
		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans
Residential mortgage	$220	6%	$216	6%	$269	6%
Commercial mortgage	2,376	56	2,375	57	2,398	58
Commercial:
Commercial term	948	22	989	21	705	18
Commercial construction	765	5	569	4	922	6
Consumer:
Home equity	188	10	195	11	224	11
Other	67	1	64	1	66	1
Unallocated	608	-	527	-	606	-
Total	$5,172	100%	$4,935	100%	$5,190	100%
Reserve for unfunded loan commitments	$186		$188		$156

NON-INTEREST INCOME

Non-interest income includes service charges on deposit products; fees received in connection with the sale of non-depository products and services, including fiduciary and investment advisory services offered through DNB First Investment Management and Trust; securities brokerage products and services and insurance products and services offered through DNB Investments & Insurance; and other sources of income such as increases in the cash surrender value of Bank Owned Life Insurance (“BOLI”), net gains on sales of investment securities, SBA loans and OREO properties. In addition, DNB receives fees for cash management, mortgage banking, remote capture, merchant services, debit cards, safe deposit box rentals and similar activities.

Non-interest income for the three-month period ended March 31, 2016 was $2.3 million, compared to $1.3 million for the same period in 2015. The $994,000 increase during the three months ended March 31, 2016 was mainly attributable to increases of $1.2 million in gains from insurance proceeds, $45,000 in wealth management, $11,000 in service charges (mostly NSF fees), and $8,000 in other fees (mostly check printing fees and merchant card processing). These increases were offset by decrease of $192,000 in gains on sale of loans, $22,000 in gains on sale of investment securities, and $6,000 in mortgage banking.

NON-INTEREST EXPENSE

Non-interest expense for the three-month period ended March 31, 2016 was $5.4 million, compared to $4.8 million for the same period in 2015.  During the three months ended March 31, 2016, total non-interest expense increased by $594,000.  The increase was primarily due to increases of $482,000 in salary and employee benefits (restricted stock vestings, normal merit increases, and higher commissions), $169,000 in professional and consulting (merger related costs associated with East River Bank), $36,000 in other expenses (mostly directors’ fees and contribution expense), $27,000 in furniture and equipment, $14,000 in advertising and marketing, $12,000 in PA shares tax, and $6,000 in FDIC insurance. The increases were partially offset by decreases of $135,000 in occupancy (snow removal expenses and rent abatement for the West Chester office due to the fire that occurred in 2015), $15,000 in printing and supplies, and $2,000 in postage.

INCOME TAXES

Income tax expense for the three-month period ended March 31, 2016 was $480,000, compared to $349,000 for the same period in 2015. The effective tax rate for the three-month period ended March 31, 2016 was 23.6% compared to 21.8%  for the same period in 2015.  The primary reason for the higher effective tax rate in the first quarter of 2016 was due to an income tax expense credit in the first quarter of 2015. Income tax expense for each period differs from the amount determined at the statutory rate of 34.0% due to tax-exempt income on loans and investment securities, DNB's ownership of BOLI policies, and tax credits recognized on a low-income housing limited partnership.

ASSET QUALITY

DNB continues to work diligently to improve asset quality by adhering to strict underwriting standards and improving lending policies and procedures. Non-performing assets totaled $7.8 million at March 31, 2016 compared to $7.7 million at December 31, 2015 and $7.7 million at March 31, 2015. The non-performing loans to total loans ratio was 1.06% at March 31, 2016, 1.06% at December 31, 2015 and 1.47% at March 31, 2015. The non-performing assets to total assets ratio was 1.02% at March 31, 2016, 1.02% at December 31, 2015, and 1.03% at March 31, 2015. The allowance to non-performing loans ratio was 99.7% at March 31, 2016,  96.9% at December 31, 2015 and 76.2% at March 31, 2015. Non-performing assets have, and will continue to have, an impact on earnings; therefore management intends to continue working aggressively to reduce the level of such assets.

Non-performing assets are comprised of non-accrual loans, loans delinquent over ninety days and still accruing, as well as OREO and other repossessed assets. Non-accrual loans are loans for which the accrual of interest ceases when the collection of principal or interest payments is determined to be doubtful by management. It is the policy of DNB to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier if considered prudent. Interest received on such loans is applied to the principal balance, or may, in some instances, be recognized as income on a cash basis. A non-accrual loan may be restored to accrual status when management expects to collect all contractual principal and interest due and the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms. OREO consists of real estate acquired by foreclosure or deed-in-lieu of foreclosure. Other repossessed assets are primarily assets from DNB’s consumer purchased chattel portfolio that were repossessed. OREO and other repossessed assets are carried at the lower of carrying value or estimated fair value, less estimated disposition costs. Any significant change in the level of non-performing assets is dependent, to a large extent, on the economic climate within DNB’s market area.

DNB’s Credit Policy Committee monitors the performance of the loan portfolio to identify potential problem assets on a timely basis. Committee members meet to design, implement and review asset recovery strategies, which serve to maximize the recovery of each troubled asset. As of March 31, 2016, DNB had $21.0 million of substandard loans. Of the $21.0 million, $15.7 million are performing and are believed to require increased supervision and review; and may, depending on the economic environment and other factors, become non-performing assets in future periods. The amount of performing substandard loans at December 31, 2015 was $14.6 million. The majority of the loans are secured by commercial real estate, with lesser amounts being secured by residential real estate, inventory and receivables.

The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, and (iii) OREO as a result of foreclosure or voluntary transfer to DNB as well as other repossessed assets. In addition, the table sets forth DNB's asset quality and allowance coverage ratios at the dates indicated:

Non-Performing Assets

(Dollars in thousands)

	March 31, 2016	December 31, 2015	March 31, 2015
Non-accrual loans:
Residential mortgage	$1,781	$1,619	$2,446
Commercial mortgage	1,025	1,048	1,262
Commercial:
Commercial term	210	188	196
Commercial construction	1,237	1,028	2,043
Consumer:
Home equity	574	563	429
Other	199	189	194
Total non-accrual loans	5,026	4,635	6,570
Loans 90 days past due and still accruing	164	457	239
Total non-performing loans	5,190	5,092	6,809
Other real estate owned & other repossessed property	2,612	2,581	908
Total non-performing assets	$7,802	$7,673	$7,717
Asset quality ratios:
Non-performing loans to total loans	1.06%	1.06%	1.47%
Non-performing assets to total assets	1.02	1.02	1.03
Allowance for credit losses to:
Total loans	1.06	1.02	1.12
Non-performing loans	99.7	96.9	76.2

Included in the loan portfolio are loans for which DNB has ceased the accrual of interest.  If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following table:

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2016	2015	2015
Interest income which would have been
recorded under original terms	$105	$476	$140
Interest income recorded during the period	1	3	5
Net impact on interest income	$104	$473	$135

As of March 31, 2016, DNB had no commercial mortgages classified as a TDR, compared to no commercial mortgages classified as a TDR at December 31, 2015, and one commercial mortgage classified as a TDR totaling $2,234,000 at March 31, 2015. This loan paid off during the third quarter of 2015. The rate on this loan was modified and the terms of the loans were changed to interest only while the project was being built out. The loan commenced normal principal and interest payments in June 2014.  The loan was extended and there was no reduction of principal. The balance of the loan prior to modification was $2,272,000 and the balance after the modification was $2,272,000. During the three months ended March 31, 2015, there were no defaults on any terms of this loan.

As of March 31, 2016, DNB had one consumer home equity loan classified as a TDR totaling $102,000, compared to one consumer home equity loan classified as a TDR totaling $102,000 (the same loan) at December 31, 2015, and one consumer home equity loan classified as a TDR totaling $102,000 (the same loan) at March 31, 2015. The monthly payment on this loan was reduced for 36 months and the borrower will resume making contractual payments at the end of this period. The loan was extended and there was no reduction of principal. This loan was classified a TDR in June of 2014. The balance of the loan prior to modification was $102,000 and the balance after the modification was $102,000. During the three months ended March 31, 2016 and 2015, there were no defaults on any terms of this loan.

As of March 31, 2016, DNB had one consumer installment loan classified as a TDR totaling $40,000 compared to no such loans at December 31, 2015 or March 31, 2015. The interest rate on the loan was reduced. The loan was extended and there was no reduction of principal. This loan was classified as a TDR in December of 2015. The balance of the loan prior to modification was $42,000 and the balance after the modification was $42,000. DNB recognized a partial charge-off of the loan in the amount of $2,000. During the three months ended March 31, 2016 and 2015, there were no defaults on any terms of this loan.

Impaired loans are measured for impairment using the fair value of the collateral for collateral dependent loans.  Information regarding impaired loans is presented as follows:

	At and For the	At and For the	At and For the
	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2016	2015	2015
Total recorded investment	$5,128	$5,021	$9,261
Impaired loans with a specific allowance	884	307	1,960
Impaired loans without a specific allowance	4,244	4,714	7,301
Average recorded investment	5,076	6,891	9,159
Specific allowance allocation	200	114	401
Total principal and interest collected	43	2,878	92
Interest income recorded	-	3	27

LIQUIDITY AND CAPITAL RESOURCES

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes.  DNB’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding.  As part of its liquidity management, DNB maintains assets that comprise its primary liquidity, which totaled $102.8 million at March 31, 2016 compared to $96.8 million at December 31, 2015.  Primary liquidity includes investments and restricted stock, Federal funds sold and cash and due from banks, less pledged securities of $146.2 million.  DNB also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.

In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs.  Through these relationships, DNB had available credit of approximately $311.4 million at March 31, 2016.  As a member of the FHLB, we are eligible to borrow up to a specific credit limit which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of March 31, 2016, our Maximum Borrowing Capacity with the FHLB was $265.4 million. At March 31, 2016, DNB had borrowed $20.0 million and the FHLB had issued letters of credit, on DNB's behalf, totaling $40.0 million against its available credit lines. At March 31, 2016, we also had available $46.0 million of unsecured federal funds lines of credit with other financial institutions as well as $19.9 million of available short or long term funding through the Certificate of Deposit Account Registry Service (CDARS) program and $123.7 million of available short or long term funding through Raymond James’ brokered CDs agreement. Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

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

At March 31, 2016, DNB had $116.9 million in un-funded loan commitments. Management anticipates these commitments will be funded by means of normal cash flows. Certificates of deposit greater than or equal to $250,000 scheduled to mature in one year or less from March 31, 2016 totaled $37.0 million.   Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in cash and cash equivalents or by pay-downs and maturities of loans and investments.

The Corporation and the Bank have each met the definition of “well capitalized” for regulatory purposes on March 31, 2016.  The Bank’s capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of the Corporation’s or the Bank’s overall financial condition or prospects. The Corporation’s capital exceeds the FRB’s minimum leverage ratio requirements for bank holding companies (see additional discussion included in Note 16 of DNB’s December 31, 2015 Form 10-K).

Under federal banking laws and regulations, DNB and the Bank are required to maintain minimum capital as determined by certain regulatory ratios. Capital adequacy for regulatory purposes, and the capital category assigned to an institution by its regulators, may be determinative of an institution’s overall financial condition. Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016. DNB must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2016 is 0.625%. The amounts shown below as the adequately capitalized ratio plus capital conservation buffer includes the fully phased-in 2.50% buffer.

The following table summarizes data and ratios pertaining to the Corporation and the Bank's capital structure.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation
March 31, 2016
Total risk-based capital	$83,299	15.1%	$58,021	10.5%	N/A	N/A
Common Equity Tier 1 capital	59,191	10.7	38,680	7.0	N/A	N/A
Tier 1 risk-based capital	68,191	12.3	46,969	8.5	N/A	N/A
Tier 1 (leverage) capital	68,191	9.2	29,764	4.0	N/A	N/A
December 31, 2015
Total risk-based capital	$81,321	14.8%	$57,744	10.5%	N/A	N/A
Common equity tier 1 capital	57,448	10.4	38,502	7.0	N/A	N/A
Tier 1 risk-based capital	66,448	12.1	46,753	8.5	N/A	N/A
Tier 1 (leverage) capital	66,448	8.9	29,717	4.0	N/A	N/A
DNB First, N.A.
March 31, 2016
Total risk-based capital	$81,974	14.9%	$57,869	10.5%	$68,892	12.5%
Common Equity Tier 1 capital	76,616	13.9	38,579	7.0	49,602	9.0
Tier 1 risk-based capital	76,616	13.9	46,846	8.5	57,869	10.5
Tier 1 (leverage) capital	76,616	10.3	29,711	4.0	37,139	5.0
December 31, 2015
Total risk-based capital	$80,286	14.6%	$57,624	10.5%	$68,600	12.5%
Common equity tier 1 capital	75,163	13.7	38,416	7.0	49,392	9.0
Tier 1 risk-based capital	75,163	13.7	46,648	8.5	57,624	10.5
Tier 1 (leverage) capital	75,163	10.1	29,670	4.0	37,087	5.0

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes an Economic Value of Equity ("EVE") model.  The EVE model measures the potential price risk of equity to changes in interest rates and factors in the optionality included on the balance sheet.  EVE analysis is used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points.  The EVE is likely to be different if rates change.  Results falling outside prescribed ranges may require action by management.  At March 31, 2016 and December 31, 2015, DNB's variance in the EVE as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the following table. The change as a percentage of the present value of equity with a 200 basis point increase was within DNB's negative 25% guideline at March 31, 2016 and December 31, 2015.

(Dollars in thousands)	March 31, 2016			December 31, 2015
Change in rates	Flat	-200bp	+200bp	Flat	-200bp	+200bp
EVE	$70,518	$71,707	$65,664	$68,118	$58,298	$58,936
Change		1,189	(4,854)		(9,820)	(9,182)
Change as % of assets		0.2%	(0.6%)		(1.3%)	(1.2%)
Change as % of PV equity		1.7%	(6.9%)		(14.4%)	(13.5%)

ITEM 4- CONTROLS AND PROCEDURES

DNB’s Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2016, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, Management has concluded that DNB’s current disclosure controls and procedures are effective.

Management of DNB is responsible for establishing and maintaining adequate internal control over financial reporting for DNB, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  There was no change in DNB’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, DNB’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Neither DNB nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material legal proceedings other than ordinary routine litigation incident to their businesses.

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended March 31, 2016. The following table provides information on repurchases by DNB of its common stock in each month of the quarter ended March 31, 2016:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	Per Share	or Programs	Programs (a)

January 1, 2016 – January 31, 2016	-	$-	-	$63,016

February 1, 2016 – February 29, 2016	-	-	-	$63,016

March 1, 2016 – March 31, 2016	-	-	-	$63,016

Total	-	$-	-	$63,016

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

2.1

Agreement and Plan of Merger by and between DNB Financial Corporation and East River Bank, dated as of April 4, 2016, filed as Exhibit 2.1 to Form 8-K (No. 1-34242) on April 5, 2016 and incorporated herein by reference.

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

overmber
DNB FINANCIAL CORPORATION

May 16, 2016	BY:	/s/ William J. Hieb
William J. Hieb, Chief Executive Officer, President and Director

May 16, 2016	BY:	/s/ Gerald F. Sopp
Gerald F. Sopp, Chief Financial Officer and Executive Vice President

Exhibit Number	Exhibit Index Description
2.1

Agreement and Plan of Merger by and between DNB Financial Corporation and East River Bank, dated as of April 4, 2016, filed as Exhibit 2.1 to Form 8-K (No. 1-34242) on April 5, 2016 and incorporated herein by reference.

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