Form 10-Q
period 2016-06-30
DNB FINANCIAL CORP /PA/
filed 2016-08-12
CIK 713671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: June 30, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 Par Value) (Class)	2,853,434 (Shares Outstanding as of August 12, 2016)

DNB FINANCIAL CORPORATION AND SUBSIDIARY

INDEX

	PART I - FINANCIAL INFORMATION	PAGE NO.

ITEM 1.	FINANCIAL STATEMENTS (Unaudited):

	CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	June 30, 2016 and December 31, 2015	3

	CONSOLIDATED STATEMENTS OF INCOME
	Three and Six-Months Ended June 30, 2016 and 2015	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three and Six-Months Ended June 30, 2016 and 2015	5

	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	6
	Six Months Ended June 30, 2016 and 2015

	CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30, 2016 and 2015	7

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	29

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	45

ITEM 4.	CONTROLS AND PROCEDURES	45

	PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	45

ITEM 1A.	RISK FACTORS	45

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	45

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	46

ITEM 4.	MINE SAFETY DISCLOSURES	46

ITEM 5.	OTHER INFORMATION	46

ITEM 6.	EXHIBITS	46

SIGNATURES		47

EXHIBIT INDEX

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

DNB Financial Corporation and Subsidiary

Consolidated Statements of Financial Condition (Unaudited)

	June 30,	December 31,
(Dollars in thousands, except share and per share data)	2016	2015
Assets
Cash and due from banks	$20,146	$21,119
Cash and cash equivalents	20,146	21,119
Available-for-sale investment securities at fair value (amortized cost of $147,645 and $153,559)	148,305	152,379
Held-to-maturity investment securities (fair value of $76,403 and $68,431)	74,835	67,829
Total investment securities	223,140	220,208
Loans	494,417	481,758
Allowance for credit losses	(5,247)	(4,935)
Net loans	489,170	476,823
Restricted stock	3,318	3,447
Office property and equipment, net	8,557	6,806
Accrued interest receivable	2,390	2,410
Other real estate owned & other repossessed property	2,952	2,581
Bank owned life insurance (BOLI)	9,436	9,326
Core deposit intangible	59	66
Net deferred taxes	2,930	3,733
Other assets	2,074	2,299
Total assets	$764,172	$748,818
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$135,212	$125,581
Interest-bearing deposits:
NOW	185,279	185,973
Money market	149,108	137,555
Savings	75,236	72,660
Time	73,560	66,018
Brokered deposits	23,449	18,488
Total deposits	641,844	606,275
Federal Home Loan Bank of Pittsburgh (FHLBP) advances	20,000	30,000
Repurchase agreements	17,748	32,416
Junior subordinated debentures	9,279	9,279
Subordinated debt	9,750	9,750
Other borrowings	442	464
Total borrowings	57,219	81,909
Accrued interest payable	377	345
Other liabilities	5,195	4,801
Total liabilities	704,635	693,330
Stockholders’ Equity
Preferred stock, $10.00 par value;
1,000,000 shares authorized; $1,000 liquidation preference per share; 0 and 0 issued, respectively	-	-
Common stock, $1.00 par value;
10,000,000 shares authorized; 2,951,128 and 2,933,049 issued, respectively; 2,848,773 and 2,823,840 outstanding, respectively	2,972	2,955
Treasury stock, at cost; 102,355 and 109,209 shares, respectively	(1,890)	(2,015)
Surplus	35,521	35,097
Retained earnings	23,703	21,436
Accumulated other comprehensive loss	(769)	(1,985)
Total stockholders’ equity	59,537	55,488
Total liabilities and stockholders’ equity	$764,172	$748,818

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015
Interest Income:
Interest and fees on loans	$5,091	$5,011	$10,159	$9,923
Interest and dividends on investment securities:
Taxable	752	759	1,434	1,494
Exempt from federal taxes	294	346	628	688
Interest on cash and cash equivalents	43	15	64	22
Total interest and dividend income	6,180	6,131	12,285	12,127
Interest Expense:
Interest on NOW, money market and savings	194	153	358	302
Interest on time deposits	140	98	257	207
Interest on brokered deposits	71	26	133	50
Interest on FHLB advances	90	197	184	391
Interest on repurchase agreements	10	10	21	19
Interest on junior subordinated debentures	84	73	165	147
Interest on subordinated debt	103	104	207	134
Interest on other borrowings	16	17	33	34
Total interest expense	708	678	1,358	1,284
Net interest income	5,472	5,453	10,927	10,843
Provision for credit losses	200	415	530	715
Net interest income after provision for credit losses	5,272	5,038	10,397	10,128
Non-interest Income:
Service charges	240	272	547	568
Wealth management	441	422	838	774
Mortgage banking	81	51	113	89
Increase in cash surrender value of BOLI	55	56	110	111
Gain on sale of investment securities, net	203	11	234	64
Gain on sale of loans	-	185	39	416
Gains from insurance proceeds	-	-	1,150	-
Other fees	367	341	685	651
Total non-interest income	1,387	1,338	3,716	2,673
Non-interest Expense:
Salaries and employee benefits	2,693	2,638	5,819	5,282
Furniture and equipment	342	303	671	605
Occupancy	467	466	935	1,069
Professional and consulting	333	261	642	589
Advertising and marketing	166	170	349	339
Printing and supplies	60	39	93	87
FDIC insurance	121	124	250	247
PA shares tax	157	151	319	301
Telecommunications	61	60	122	121
Postage	21	22	42	45
Loss on sale or write down of OREO, net	4	-	4	-
Due diligence and merger expense	275	-	463	-
Other expenses	472	490	881	863
Total non-interest expense	5,172	4,724	10,590	9,548
Income before income tax expense	1,487	1,652	3,523	3,253
Income tax expense	378	417	858	766
Net income	$1,109	$1,235	$2,665	$2,487
Preferred stock dividends and accretion of discount	-	8	-	34
Net income available to common shareholders	$1,109	$1,227	$2,665	$2,453
Earnings per common share:
Basic	$0.39	$0.44	$0.94	$0.88
Diluted	$0.39	$0.43	$0.93	$0.86
Cash dividends per common share	$0.07	$0.07	$0.14	$0.14
Weighted average common shares outstanding:
Basic	2,848,648	2,802,292	2,840,677	2,794,283
Diluted	2,882,729	2,847,638	2,876,016	2,840,380

See accompanying notes to unaudited consolidated financial statements

DNB Financial Corporation and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Net income	$1,109	$1,235	$2,665	$2,487
Other Comprehensive Income (Loss):
Unrealized holding gains (losses) arising during the period
Before tax amount	605	(1,140)	2,074	(53)
Tax effect	(207)	388	(706)	18
	398	(752)	1,368	(35)
Accretion of discount on AFS to HTM reclassification(1)
Before tax amount	1	1	3	4
Tax effect(2)	-	-	(1)	(1)
	1	1	2	3
Less reclassification for gains included in net income
Before tax amount	(203)	(11)	(234)	(64)
Tax effect(2)	70	3	80	21
	(133)	(8)	(154)	(43)
Total other comprehensive income (loss)	266	(759)	1,216	(75)
Total comprehensive income	$1,375	$476	$3,881	$2,412
(1) Amounts are included in interest and dividends on investment securities in the consolidated statements of income.
(2) Amounts are included in income tax expense in the consolidated statements of income.

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corportation and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

						Accumulated
						Other
	Preferred	Common	Treasury		Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at January 1, 2016	$-	$2,955	$(2,015)	$35,097	$21,436	$(1,985)	$55,488
Net income for six months ended June 30, 2016	-	-	-	-	2,665	-	2,665
Other comprehensive income	-	-	-	-	-	1,216	1,216
Restricted stock compensation expense (18,079 shares vested)	-	32	-	698	-	-	730
Taxes on share award vest	-	(15)	-	(421)	-	-	(436)
Tax benefit for restricted stock vest	-	-	-	64	-	-	64
Cash dividends - common ($0.14 per share)	-	-	-	-	(398)	-	(398)
Sale of treasury shares to 401(k) (4,288 shares)	-	-	78	52	-	-	130
Sale of treasury shares to deferred comp. plan (2,566 shares)	-	-	47	31	-	-	78
Balance at June 30, 2016	$-	$2,972	$(1,890)	$35,521	$23,703	$(769)	$59,537

						Accumulated
						Other
	Preferred	Common	Treasury		Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at January 1, 2015	$13,000	$2,931	$(2,301)	$34,745	$17,132	$(1,599)	$63,908
Net income for six months ended June 30, 2015	-	-	-	-	2,487	-	2,487
Other comprehensive loss	-	-	-	-	-	(75)	(75)
Redemption of preferred stock (9,750 shares)	(9,750)	-	-	-	-	-	(9,750)
Restricted stock compensation expense	-	9	-	156	-	-	165
Exercise of stock options (95,834 shares)	-	16	-	247	-	-	263
Taxes on stock option exercise and share award vest	-	-	-	(152)	-	-	(152)
Cash dividends - common ($0.14 per share)	-	-	-	-	(391)	-	(391)
Cash dividends SBLF preferred	-	-	-	-	(34)	-	(34)
Sale of treasury shares to 401(k) (5,855 shares)	-	-	107	31	-	-	138
Sale of treasury shares to deferred comp. plan (2,807 shares)	-	-	51	14	-	-	65
Balance at June 30, 2015	$3,250	$2,956	$(2,143)	$35,041	$19,194	$(1,674)	$56,624

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2016	2015
Cash Flows From Operating Activities:
Net income	$2,665	$2,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	743	931
Provision for credit losses	530	715
Stock based compensation	730	165
Net gain on sale of securities	(234)	(64)
Net loss on sale and write down of OREO and other repossessed property	4	-
Earnings from investment in BOLI	(110)	(111)
Deferred tax expense (benefit)	176	(424)
Proceeds from sales of loans	5,584	12,049
Loans originated for sale	(5,432)	(10,927)
Gain on sale of loans and mortgage banking income	(152)	(505)
Write off of property and equipment	-	731
Decrease (increase) in accrued interest receivable	20	(135)
Decrease (increase) in other assets	226	(614)
Increase in accrued interest payable	32	4
Increase (decrease) in other liabilities	394	(120)
Net Cash Provided By Operating Activities	5,176	4,182
Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Sales	28,215	9,731
Maturities, repayments and calls	28,147	15,844
Purchases	(50,573)	(20,478)
Activity in held-to-maturity securities:
Maturities, repayments and calls	6,533	1,006
Purchases	(13,507)	(6,709)
Net decrease (increase) in restricted stock	129	(277)
Net increase in loans	(12,877)	(18,346)
Purchases of property and equipment	(2,158)	(116)
Costs capitalized in OREO and other repossessed property	(735)	-
Proceeds from sale of OREO and other repossessed property	360	-
Net Cash Used in Investing Activities	(16,466)	(19,345)
Cash Flows From Financing Activities:
Net increase in deposits	35,569	21,293
Repayment of FHLBP advances	(10,000)	-
Net (decrease) increase in repurchase agreements	(14,668)	8,990
Proceeds from issuance of subordinated debt	-	9,750
Repayment of other borrowings	(22)	(20)
Dividends paid	(398)	(425)
Proceeds from the exercise of stock options	-	263
Taxes on exercise of stock options	(436)	(152)
Tax benefit for restricted stock vest	64	-
Redemption of preferred stock	-	(9,750)
Sale of treasury stock	208	203
Net Cash Provided by Financing Activities	10,317	30,152
Net Change in Cash and Cash Equivalents	(973)	14,989
Cash and Cash Equivalents at Beginning of Period	21,119	12,504
Cash and Cash Equivalents at End of Period	$20,146	$27,493
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,326	$1,280
Income taxes	250	1,427
Supplemental Disclosure of Non-cash Flow Information:
Transfers from loans to real estate owned and other repossessed property	-	1,101

See accompanying notes to unaudited consolidated financial statements.

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, DNB First, National Association (the "Bank") have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior amounts not affecting net income are reclassified when necessary to conform to current period classifications. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results which may be expected for the entire year.  The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2015.

Subsequent Events-- Management has evaluated events and transactions occurring subsequent to June 30, 2016 for items that should potentially be recognized or disclosed in these Consolidated Financial Statements. The evaluation was conducted through the date these financial statements were issued.

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

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," (ASU 2016-13), which addresses concerns regarding the perceived delay in recognition of credit losses under the existing incurred loss model. The amendment introduces a new, single model for recognizing credit losses on all financial instruments presented on cost basis. Under the new model, entities must estimate current expected credit losses by considering all available relevant information, including historical and current information, as well as reasonable and supportable forecasts of future events. The update also requires additional qualitative and quantitative information to allow users to better understand the credit risk within the portfolio and the methodologies for determining allowance. ASU 2016-13 is effective for DNB on January 1, 2020 and must be applied using the modified retrospective approach with limited exceptions. Early adoption is permitted. DNB  is currently evaluating the impact of this ASU on its consolidated financial statements and disclosures.

NOTE 2: INVESTMENT SECURITIES

The amortized cost and fair values of investment securities, as of the dates indicated, are summarized as follows:

	June 30, 2016
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$8,098	$521	$-	$8,619
Government Sponsored Entities (GSE) mortgage-backed securities	2,459	108	-	2,567
Corporate bonds	12,887	398	(7)	13,278
Collateralized mortgage obligations GSE	2,300	43	-	2,343
State and municipal taxable	1,009	41	-	1,050
State and municipal tax-exempt	48,082	464	-	48,546
Total	$74,835	$1,575	$(7)	$76,403

Available For Sale
US Government agency obligations	$54,442	$223	$-	$54,665
GSE mortgage-backed securities	48,290	425	(1)	48,714
Collateralized mortgage obligations GSE	14,706	56	(64)	14,698
Corporate bonds	17,877	90	(90)	17,877
State and municipal tax-exempt	12,330	24	(3)	12,351
Total	$147,645	$818	$(158)	$148,305

	December 31, 2015
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$7,973	$320	$-	$8,293
Government Sponsored Entities (GSE) mortgage-backed securities	2,759	83	-	2,842
Corporate bonds	11,518	234	(42)	11,710
Collateralized mortgage obligations GSE	2,623	9	(26)	2,606
State and municipal tax-exempt	42,956	300	(276)	42,980
Total	$67,829	$946	$(344)	$68,431

Available For Sale
US Government agency obligations	$58,460	$-	$(252)	$58,208
GSE mortgage-backed securities	40,663	13	(325)	40,351
Collateralized mortgage obligations GSE	16,241	3	(438)	15,806
Corporate bonds	20,921	-	(350)	20,571
State and municipal tax-exempt	17,274	180	(11)	17,443
Total	$153,559	$196	$(1,376)	$152,379

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The following table details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at June 30, 2016 and December 31, 2015.

	June 30, 2016
			Fair Value	Unrealized	Fair Value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
Corporate bonds	$1,987	$(7)	$1,987	$(7)	$-	$-
State and municipal tax-exempt	558	-	558	-	-	-
Total	$2,545	$(7)	$2,545	$(7)	$-	$-
Available For Sale
GSE mortgage-backed securities	$2,598	$(1)	$2,598	$(1)	$-	$-
Collateralized mortgage obligations GSE	8,610	(64)	703	(7)	7,907	(57)
Corporate bonds	5,432	(90)	996	(26)	4,436	(64)
State and municipal tax-exempt	7,735	(3)	7,735	(3)	-	-
Total	$24,375	$(158)	$12,032	$(37)	$12,343	$(121)

	December 31, 2015
			Fair Value	Unrealized	Fair Value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
Corporate bonds	$7,597	$(42)	$7,597	$(42)	$-	$-
Collateralized mortgage obligations GSE	1,482	(26)	388	(10)	1,094	(16)
State and municipal tax-exempt	13,161	(276)	4,380	(34)	8,781	(242)
Total	$22,240	$(344)	$12,365	$(86)	$9,875	$(258)
Available For Sale
US Government agency obligations	$58,208	$(252)	$58,208	$(252)	$-	$-
GSE mortgage-backed securities	38,307	(325)	33,984	(238)	4,323	(87)
Collateralized mortgage obligations GSE	15,231	(438)	4,187	(41)	11,044	(397)
Corporate bonds	20,571	(350)	16,157	(264)	4,414	(86)
State and municipal tax-exempt	6,660	(11)	6,660	(11)	-	-
Total	$138,977	$(1,376)	$119,196	$(806)	$19,781	$(570)

As of June 30, 2016, there were nine collateralized mortgage obligations GSE, one GSE mortgage-backed security,  seven tax-exempt municipalities, and four corporate bonds which were in an unrealized loss position. DNB does not intend to sell these securities and management of DNB does not expect to be required to sell any of these securities prior to a recovery of its cost basis. Management has reviewed all of these securities and believes that DNB will collect all principal and interest that is due on debt securities on a timely basis.  Management does not believe any individual unrealized loss as of June 30, 2016 represents an other-than-temporary impairment (OTTI). DNB reviews its investment portfolio on a quarterly basis judging each investment for OTTI. The OTTI analysis focuses on condition of the issuers as well as duration and severity of impairment in determining OTTI. As of June 30, 2016, the following securities were reviewed:

Collateralized mortgage obligations GSE  There are nine impaired securities classified as collateralized mortgage obligations, eight of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 1.46% of its book value. All of these securities were issued and insured by FNMA, FHLMC or GNMA. DNB receives monthly principal and interest payments on all of these securities on a timely basis and none of these agencies has ever defaulted on mortgage-backed principal or interest. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from June 30, 2016 levels. Management concluded that these securities were not other-than-temporarily impaired at June 30, 2016.

GSE mortgage-backed securities  There is one impaired security classified as a GSE mortgage-backed security, which has been impaired for less than 12 months and is currently at 0.04% of its book value. This security was issued and insured by FNMA, FHLMC or GNMA. DNB receives monthly principal and interest payments on this security on a timely basis and it has never defaulted on mortgage-backed principal or interest. DNB anticipates a recovery in the market value as the security approaches its maturity date or if interest rates decline from June 30, 2016 levels. Management concluded that this security was not other-than-temporarily impaired at June 30, 2016.

State and municipal tax-exempt There are seven impaired securities in this category, which are comprised of intermediate to long-term municipal bonds, all of which have been impaired for less than 12 months. The largest unrealized loss of a security in this group is 0.07% of its book value. All of the issues carry an “A+” or better underlying credit rating and/or have strong underlying fundamentals; included but not limited to annual financial reports, geographic location, population and debt ratios. In certain cases, options for calls reduce the effective duration and in turn, future market value fluctuations. All issues are performing and are expected to continue to perform in accordance with their respective contractual terms and conditions. There have not been disruptions of any payments, associated with any of these municipal securities. These bonds are investment grade and the value decline is related to the changes in interest rates. Of the seven municipal securities, there are two uninsured school districts, two insured townships, and three uninsured townships, all of which have strong underlying ratings. Management concluded that these securities were not other-than-temporarily impaired at June 30, 2016.

Corporate bonds There are four impaired bonds classified as corporate bonds, two of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 2.61% of its book value. The bonds are investment grade and the value decline is related to the changes in interest rates that occurred since the time of purchase and subsequent changes in spreads affecting the market prices. All of the issues carry a "BBB+" or better underlying credit support and were evaluated on the basis on their underlying fundamentals; included but not limited to annual financial reports, rating agency reports, capital strength and debt ratios. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from June 30, 2016 levels. Management concluded that these securities were not other-than-temporarily impaired at June 30, 2016.

The amortized cost and fair value of investment securities as of June 30, 2016, by final contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid without penalties.

	Held to Maturity		Available for Sale
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$-	$-	$16,704	$16,684
Due after one year through five years	20,077	20,947	61,561	61,787
Due after five years through ten years	30,280	30,749	24,278	24,567
Due after ten years	24,478	24,707	45,102	45,267
Total investment securities	$74,835	$76,403	$147,645	$148,305

Gains and losses resulting from investment sales, redemptions or calls were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Gross realized gains-AFS	$203	$11	$264	$64
Gross realized losses-AFS	-	-	(30)	-
Net realized gain	$203	$11	$234	$64

At June 30, 2016 and December 31, 2015, investment securities with a carrying value of approximately $133.9 million and $147.9 million, respectively, were pledged to secure public funds, repurchase agreements and for other purposes as required by law.

NOTE 3: LOANS

The following table sets forth information concerning the composition of total loans outstanding, as of the dates indicated.

(Dollars in thousands)	June 30, 2016	December 31, 2015
Residential mortgage	$26,938	$28,651
Commercial mortgage	275,689	274,132
Commercial:
Commercial term	105,989	102,178
Commercial construction	29,772	20,364
Consumer:
Home equity	50,248	51,270
Other	5,781	5,163
Total loans	$494,417	$481,758
Less allowance for credit losses	(5,247)	(4,935)
Net loans	$489,170	$476,823

Information concerning non-accrual loans is shown in the following tables:

			Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
(Dollars in thousands)	December 31, 2015	June 30, 2016	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income
Non-accrual loans:
Residential mortgage	$1,619	$1,772	$17	$-	$17	$36	$-	$36
Commercial mortgage	1,048	3,140	45	-	45	65	-	65
Commercial:
Commercial term	188	207	3	-	3	6	-	6
Commercial construction	1,028	1,524	47	-	47	88	-	88
Consumer:
Home equity	563	564	8	-	-	16	-	16
Other	189	222	4	-	4	9	-	9
Total non-accrual loans	$4,635	$7,429	$124	$-	$116	$220	$-	$220
Loans 90 days past due and accruing	457	162	1	1	-	2	2	-
Total non-performing loans	$5,092	$7,591	$125	$1	$116	$222	$2	$220

		Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
(Dollars in thousands)	June 30, 2015	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income
Non-accrual loans:
Residential mortgage	$1,671	$24	$-	$24	$40	$-	$40
Commercial mortgage	1,251	22	-	22	43	-	43
Commercial:
Commercial term	193	3	-	3	5	-	5
Commercial construction	749	86	-	86	170	-	170
Consumer:
Home equity	431	5	-	5	12	-	12
Other	169	3	-	3	8	-	8
Total non-accrual loans	$4,464	$143	$-	$143	$278	$-	$278
Loans 90 days past due and accruing	168	-	-	-	5	5	-
Total non-performing loans	$4,632	$143	$-	$143	$283	$5	$278

NOTE 4: ALLOWANCE FOR CREDIT LOSSES

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a scheduled payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of June 30, 2016 and December 31, 2015.

Age Analysis of Past Due Loans Receivable

June 30, 2016
							Loans
							Receivable
	30-59	60-89	Greater			Total	> 90
	Days Past	Days Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivable	Accruing
Residential mortgage	$134	$381	$1,860	$2,375	$24,563	$26,938	$162
Commercial mortgage	-	2,140	210	2,350	273,339	275,689	-
Commercial:
Commercial term	-	-	24	24	105,965	105,989	-
Commercial construction	-	-	1,524	1,524	28,248	29,772	-
Consumer:
Home equity	84	-	411	495	49,753	50,248	-
Other	72	62	158	292	5,489	5,781	-
Total	$290	$2,583	$4,187	$7,060	$487,357	$494,417	$162

December 31, 2015
							Loans
							Receivable
	30-59	60-89	Greater			Total	> 90
	Days Past	Days Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivable	Accruing
Residential mortgage	$502	$552	$2,076	$3,130	$25,521	$28,651	$457
Commercial mortgage	36	86	96	218	273,914	274,132	-
Commercial:
Commercial term	-	-	-	-	102,178	102,178	-
Commercial construction	-	581	447	1,028	19,336	20,364	-
Consumer:
Home equity	7	310	153	470	50,800	51,270	-
Other	100	-	148	248	4,915	5,163	-
Total	$645	$1,529	$2,920	$5,094	$476,664	$481,758	$457

The following tables summarize information in regards to impaired loans by loan portfolio class as of and for the three and six months ended June 30, 2016 and 2015 and as of December 31, 2015.

Impaired Loans

	June 30, 2016			December 31, 2015
	Recorded	Unpaid	Related	Recorded	Unpaid	Related
	Investment	Principal	Allowance	Investment	Principal	Allowance
(Dollars in thousands)		Balance			Balance
With no related allowance recorded:
Residential mortgage	$930	$968	$-	$1,620	$1,919	$-
Commercial mortgage	3,140	3,451	-	1,181	1,461	-
Commercial:
Commercial term	24	25	-	-	-	-
Commercial construction	1,077	1,077	-	1,140	3,526	-
Consumer:
Home equity	666	690	-	691	716	-
Other	116	124	-	82	90	-
Total	$5,953	$6,335	$-	$4,714	$7,712	$-
With allowance recorded:
Residential mortgage	842	1,103	101	-	-	-
Commercial:
Commercial term	183	199	104	200	211	110
Commercial construction	447	2,833	89	-	-	-
Consumer:
Other	106	106	3	107	107	4
Total	$1,578	$4,241	$297	$307	$318	$114
Total:
Residential mortgage	1,772	2,071	101	1,620	1,919	-
Commercial mortgage	3,140	3,451	-	1,181	1,461	-
Commercial:
Commercial term	207	224	104	200	211	110
Commercial construction	1,524	3,910	89	1,140	3,526	-
Consumer:
Home equity	666	690	-	691	716	-
Other	222	230	3	189	197	4
Total	$7,531	$10,576	$297	$5,021	$8,030	$114

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Residential mortgage	$1,284	$-	$1,927	$-	$1,396	$-	$2,103	$-
Commercial mortgage	2,083	-	3,367	29	1,782	-	3,378	57
Commercial:
Commercial term	24	-	-	-	16	-	-	-
Commercial construction	934	-	672	-	1,002	-	1,017	-
Consumer:
Home equity	671	1	503	1	678	2	518	2
Other	104	-	182	-	97	-	152	-
Total	$5,100	$1	$6,651	$30	$4,971	$2	$7,168	$59
With allowance recorded:
Residential mortgage	493	-	204	-	329	-	136	-
Commercial mortgage	-	-	202	-	-	-	201	-
Commercial:
Commercial term	185	-	200	-	190	-	200	-
Commercial construction	447	-	837	-	298	-	708	-
Consumer:
Home equity	-	-	44	-	-	-	29	-
Other	107	-	-	-	107	-	-	-
Total	$1,232	$-	$1,487	$-	$924	$-	$1,274	$-
Total:
Residential mortgage	1,777	-	2,131	-	1,725	-	2,239	-
Commercial mortgage	2,083	-	3,569	29	1,782	-	3,579	57
Commercial:
Commercial term	209	-	200	-	206	-	200	-
Commercial construction	1,381	-	1,509	-	1,300	-	1,725	-
Consumer:
Home equity	671	1	547	1	678	2	547	2
Other	211	-	182	-	204	-	152	-
Total	$6,332	$1	$8,138	$30	$5,895	$2	$8,442	$59

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within DNB’s internal risk rating system as of June 30, 2016 and December 31, 2015.

Credit Quality Indicators

	June 30, 2016
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$24,901	$-	$2,037	$-	$26,938
Commercial mortgage	260,724	3,298	11,667	-	275,689
Commercial:
Commercial term	99,943	48	5,998	-	105,989
Commercial construction	26,433	-	3,339	-	29,772
Consumer:
Home equity	49,531	-	717	-	50,248
Other	5,559	-	222	-	5,781
Total	$467,091	$3,346	$23,980	$-	$494,417

	December 31, 2015
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$26,762	$-	$1,889	$-	$28,651
Commercial mortgage	262,036	4,802	7,294	-	274,132
Commercial:
Commercial term	93,025	2,555	6,598	-	102,178
Commercial construction	17,521	-	2,843	-	20,364
Consumer:
Home equity	50,551	-	719	-	51,270
Other	4,974	-	189	-	5,163
Total	$454,869	$7,357	$19,532	$-	$481,758

Loans classified as troubled debt restructurings (“TDR”) are considered impaired. As of June 30, 2016, DNB had no commercial mortgages classified as a TDR, compared to no commercial mortgages classified as a TDR at December 31, 2015, and one commercial mortgage classified as a TDR totaling $2,222,000 at June 30, 2015.  This loan paid off during the third quarter of 2015. The rate on this loan was modified and the terms of the loans were changed to interest only while the project was being built out. The loan commenced normal principal and interest payments in June 2014.  The loan was extended and there was no reduction of principal. The balance of the loan prior to modification was $2,272,000 and the balance after the modification was $2,272,000. During the six months ended June 30,  2015, there were no defaults on any terms of this loan.

As of June 30, 2016, DNB had one consumer home equity loan classified as a TDR totaling $102,000, compared to one consumer home equity loan classified as a TDR totaling $102,000 (the same loan) at December 31, 2015, and one consumer home equity loan classified as a TDR totaling $102,000 (the same loan) at June 30, 2015. The monthly payment on this loan was reduced for 36 months and the borrower will resume making contractual payments at the end of this period. The loan was extended and there was no reduction of principal. This loan was classified a TDR in June of 2014. The balance of the loan prior to modification was $102,000 and the balance after the modification was $102,000. During the three months ended March 31, 2016 and 2015, there were no defaults on any terms of this loan.

As of June 30, 2016, DNB had one consumer installment loan classified as a TDR totaling $40,000 compared to one consumer installment loan classified as a TDR totaling $40,000 (the same loan) at December 31, 2015, and no such loans at June 30, 2015. The interest rate on the loan was reduced. The loan was extended and there was no reduction of principal. This loan was classified as a TDR in December of 2015. The balance of the loan prior to modification was $42,000 and the balance after the modification was $42,000. DNB recognized a partial charge-off on the loan in the amount of $2,000. During the six months ended June 30, 2016 and 2015, there were no defaults on any terms of this loan.

The following tables set forth the composition of DNB’s allowance for credit losses as of June 30, 2016 and December 31, 2015, the activity for the three and six months ended June 30, 2016 and 2015 and as of and for the year ended December 31, 2015.

Allowance for Credit Losses and Recorded Investment in Loans Receivables

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - April 1, 2016	$220	$2,376	$948	$765	$-	$188	$67	$608	$5,172
Charge-offs	(122)	-	(11)	-	-	-	-	-	(133)
Recoveries	7	-	-	-	-	-	1	-	8
Provisions	209	(6)	(46)	101	-	3	(4)	(57)	200
Ending balance - June 30, 2016	$314	$2,370	$891	$866	$-	$191	$64	$551	$5,247

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2016	$216	$2,375	$989	$569	$-	$195	$64	$527	$4,935
Charge-offs	(206)	-	(24)	-	-	-	-	-	(230)
Recoveries	8	-	1	1	1	-	1	-	12
Provisions	296	(5)	(75)	296	(1)	(4)	(1)	24	530
Ending balance - June 30, 2016	$314	$2,370	$891	$866	$-	$191	$64	$551	$5,247
Ending balance: individually evaluated for impairment	$101	$-	$104	$89	$-	$-	$3	$-	$297
Ending balance: collectively evaluated for impairment	$213	$2,370	$787	$777	$-	$191	$61	$551	$4,950
Loans receivables:
Ending balance	$26,938	$275,689	$105,989	$29,772	$-	$50,248	$5,781		$494,417
Ending balance: individually evaluated for impairment	$1,772	$3,140	$207	$1,524	$-	$666	$222		$7,531
Ending balance: collectively evaluated for impairment	$25,166	$272,549	$105,782	$28,248	$-	$49,582	$5,559		$486,886
Reserve for unfunded loan commitments included in other liabilities	$-	$3	$117	$57	$-	$13	$-		$190

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - April 1, 2015	$269	$2,398	$705	$922	$-	$224	$66	$606	$5,190
Charge-offs	(35)	-	(163)	(278)	-	(1)	(24)	-	(501)
Recoveries	-	-	2	-	1	-	1	-	4
Provisions	31	164	177	130	(1)	(33)	22	(75)	415
Ending balance - June 30, 2015	$265	$2,562	$721	$774	$-	$190	$65	$531	$5,108

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2015	$269	$2,300	$709	$881	$-	$189	$70	$488	$4,906
Charge-offs	(35)	-	(174)	(278)	-	(1)	(30)	-	(518)
Recoveries	-	-	2	-	2	-	1	-	5
Provisions	31	262	184	171	(2)	2	24	43	715
Ending balance - June 30, 2015	$265	$2,562	$721	$774	$-	$190	$65	$531	$5,108
Reserve for unfunded loan commitments included in other liabilities	$-	$4	$107	$56	$-	$13	$-		$180

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Ending balance - December 31, 2015	$216	$2,375	$989	$569	$-	$195	$64	$527	$4,935
Ending balance: individually evaluated for impairment	$-	$-	$110	$-	$-	$-	$4	$-	$114
Ending balance: collectively evaluated for impairment	$216	$2,375	$879	$569	$-	$195	$60	$527	$4,821
Loans receivables:
Ending balance	$28,651	$274,132	$102,178	$20,364	$-	$51,270	$5,163		$481,758
Ending balance: individually evaluated for impairment	$1,620	$1,181	$200	$1,140	$-	$691	$189		$5,021
Ending balance: collectively evaluated for impairment	$27,031	$272,951	$101,978	$19,224	$-	$50,579	$4,974		$476,737
Reserve for unfunded loan commitments included in other liabilities	$-	$2	$115	$58	$-	$13	$-		$188

NOTE 5: EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the treasury stock method and reflects the potential dilution that could occur from the exercise of stock options, and warrants and the amortized portion of unvested stock awards. Stock options and unvested stock awards for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. Treasury shares are not deemed outstanding for calculations. There were no outstanding stock warrants, no anti-dilutive stock options outstanding, and 16,595 anti-dilutive stock awards outstanding at June 30, 2016. There were no anti-dilutive stock warrants outstanding, no anti-dilutive stock options outstanding, and no anti-dilutive stock awards outstanding at June 30, 2015. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended			Six Months Ended
	June 30, 2016			June 30, 2016
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$1,109	2,849	$0.39	$2,665	2,841	$0.94
Effect of potential dilutive common stock equivalents – stock options and restricted shares	-	34	-	-	35	(0.01)
Diluted EPS
Income available to common stockholders after assumed conversions	$1,109	2,883	$0.39	$2,665	2,876	$0.93

	Three Months Ended			Six Months Ended
	June 30, 2015			June 30, 2015
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$1,227	2,802	$0.44	$2,453	2,794	$0.88
Effect of potential dilutive common stock equivalents – stock options and restricted shares	-	46	(0.01)	-	46	(0.02)
Diluted EPS
Income available to common stockholders after assumed conversions	$1,227	2,848	$0.43	$2,453	2,840	$0.86

NOTE 6: ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders' equity are as follows:

Accumulated Other Comprehensive Loss	Before-Tax	Tax	Net-of-Tax
(Dollars in thousands)	Amount	Effect	Amount
June 30, 2016
Net unrealized gain on AFS securities	$660	$(224)	$436
Discount on AFS to HTM reclassification	(14)	5	(9)
Unrealized actuarial losses-pension	(1,812)	616	(1,196)
	$(1,166)	$397	$(769)
December 31, 2015
Net unrealized loss on AFS securities	$(1,180)	$402	$(778)
Discount on AFS to HTM reclassification	(17)	6	(11)
Unrealized actuarial losses-pension	(1,812)	616	(1,196)
	$(3,009)	$1,024	$(1,985)

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

Repurchase Agreements Accounted for as Secured Borrowings

Repurchase agreements accounted for as secured borrowings are shown in the following table.

(Dollars in thousands)	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
June 30, 2016
Repurchase agreements and repurchase-to-maturity transactions	$17,748	$-	$-	$-	$17,748
Gross amount of recognized liabilities for repurchase agreements
in statement of condition	$17,748				$17,748
December 31, 2015
Repurchase agreements and repurchase-to-maturity transactions	$32,416	$-	$-	$-	$32,416
Gross amount of recognized liabilities for repurchase agreements
in statement of condition	$32,416				$32,416

As of June 30, 2016 and December 31, 2015, DNB had $17.7 million and $32.4 million of repurchase agreements, respectively.  In conjunction with these repurchase agreements,  $18.1 million and $33.1 million of state and municipal securities were sold on an overnight basis as of June 30, 2016 and December 31, 2015,  respectively, which represents 102% of the repurchase agreement amounts.

NOTE 8: STOCK-BASED COMPENSATION

Stock Option Plan

DNB has a Stock Option Plan for employees and directors. Under the plan, options (both qualified and non-qualified) to purchase a maximum of 793,368 (as adjusted for subsequent stock dividends) shares of DNB’s common stock could be issued to employees and directors. Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years. Vesting of options under the plan is determined by the Plan Committee. There were 354,090 shares available for grant at June 30, 2016. All options are immediately exercisable. During the three and six months ended June 30, 2016 and 2015, DNB had no expenses related to the plan forward looking. Stock option activity is indicated below.

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2016	64,500	$8.67
Issued	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding June 30, 2016	64,500	$8.67

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2015	163,586	$15.13
Issued	-	-
Exercised	95,834	19.40
Forfeited	-	-
Expired	-	-
Outstanding June 30, 2015	67,752	$9.09

The weighted-average price and weighted average remaining contractual life for the outstanding options are listed in the following table for the dates indicated.

June 30, 2016
Range of			Weighted Average
Exercise	Number	Number	Exercise	Remaining	Intrinsic
Prices	Outstanding	Exercisable	Price	Contractual Life	Value
$6.93-10.99	64,500	64,500	$8.67	1.66 years	$963,000

December 31, 2015
Range of			Weighted Average
Exercise	Number	Number	Exercise	Remaining	Intrinsic
Prices	Outstanding	Exercisable	Price	Contractual Life	Value
$6.93-10.99	64,500	64,500	$8.67	2.15 years	$1,344,000

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

Share awards granted by the Plan were recorded at the date of award based on the market value of shares.  Awards are being amortized to expense over a three or four year cliff-vesting period. DNB records compensation expense equal to the value of the shares being amortized. For the three and six month periods ended June 30, 2016, $70,000 and $730,000 was amortized to expense, respectively. For the three and six month periods ended June 30, 2015, $78,000 and $165,000 was amortized to expense, respectively. As of June 30, 2016, there was approximately $580,000 in additional compensation that will be recognized over the remaining service period of approximately 1.89 years. At June 30, 2016, 88,169 shares were reserved for future grants under the Plan.

The shares awarded from the vesting resulted in an increase in shares outstanding of 18,079. There was a cash equivalent of 15,621 shares used to pay all applicable taxes on the transaction. Stock grant activity is indicated below:

		Weighted Average
	Shares	Stock Price
Non-vested stock awards—January 1, 2016	77,255	$22.71
Granted	3,000	28.75
Forfeited	-	-
Vested	33,700	23.66
Non-vested stock awards—June 30, 2016	46,555	$22.42

		Weighted Average
	Shares	Stock Price
Non-vested stock awards—January 1, 2015	75,930	$17.66
Granted	-	-
Forfeited	1,220	19.36
Vested	-	-
Non-vested stock awards—June 30, 2015	74,710	$17.35

NOTE 9:  INCOME TAXES

As of June 30, 2016,  DNB had no material unrecognized tax benefits or accrued interest and penalties. It is DNB’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.  Federal and state tax years 2012 through 2015 were open for examination as of June 30, 2016.

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

The following table summarizes the assets at June 30, 2016 and December 31, 2015 that are recognized on DNB’s statement of financial condition using fair value measurement determined based on the differing levels of input:

	June 30, 2016

(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities:
US Government agency obligations	$-	$54,665	$-	$54,665
GSE mortgage-backed securities	-	48,714	-	48,714
Collateralized mortgage obligations GSE	-	14,698	-	14,698
Corporate bonds	-	17,877	-	17,877
State and municipal tax-exempt	-	12,351	-	12,351
Total	$-	$148,305	$-	$148,305

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$1,281	$1,281
Total	$-	$-	$1,281	$1,281

	December 31, 2015

(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities:
US Government agency obligations	$-	$58,208	$-	$58,208
GSE mortgage-backed securities	-	40,351	-	40,351
Collateralized mortgage obligations GSE	-	15,806	-	15,806
Corporate bonds	-	20,571	-	20,571
State and municipal tax-exempt	-	17,443	-	17,443
Total	$-	$152,379	$-	$152,379

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$964	$964
OREO and other repossessed property	-	-	682	682
Total	$-	$-	$1,646	$1,646

The following table presents additional information about assets measured at fair value on a nonrecurring basis and for which DNB has utilized Level 3 inputs to determine fair value:

June 30, 2016
Quantitative Information about Level 3 Fair Value Measurement

	Fair Value	Valuation		Range
(Dollars in thousands)	Estimate	Techniques	Unobservable Input	(Weighted Average)
Impaired loans - Residential mortgage	$741	Appraisal of	Appraisal adj. (2)	-25%	to	-25%	(-25%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loans - Commercial term	79	Appraisal of	Appraisal adj. (2)	-72%	to	-72%	(-72%)
		collateral (1)	Disposal costs (2)	-11%	to	-11%	(-11%)
Impaired loans - Commercial construction	358	Appraisal of	Appraisal adj. (2)	-20%	to	-20%	(-20%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loans - Consumer other	103	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loan total	$1,281
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

Impaired loans.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $7.5 million at June 30, 2016. Of this, $1.6 million had specific valuation allowances of $297,000, leaving a fair value of $1.3 million as of June 30, 2016. DNB did not have any impaired loans that were partially charged down during the six months ended June 30, 2016.  Impaired loans had a carrying amount of $5.0 million at December 31, 2015. Of this, $307,000 had specific valuation allowances of $114,000, leaving a fair value of $193,000 at December 31, 2015. In addition, DNB had $931,000 in impaired loans that were partially charged down by $160,000, leaving $771,000 at fair value as of December 31, 2015.

Other Real Estate Owned & other repossessed property.  Other real estate owned (“OREO”) consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets are classified as OREO and other repossessed property are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. DNB had $3.0 million of such assets at June 30, 2016, $2.8 million of which was OREO and $165,000 was in other repossessed property. DNB had $2.6 million of such assets at December 31, 2015, which consisted of $2.4 million in OREO and $165,000 in other repossessed property. Subsequent to the repossession of these assets, DNB did not write down the carrying values of OREO during the six month period ended June 30, 2016. DNB did not write down the carrying values of OREO in the six month period ended June 30, 2015.

DNB's policy is to recognize transfer between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Level 1 and 2 for the three and six months ended June 30, 2016.

Below is management’s estimate of the fair value of all financial instruments, whether carried at cost or fair value on the Company’s consolidated balance sheet. The carrying amounts and fair values of financial instruments at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$20,146	$20,146	$20,146	$-	$-
AFS investment securities	148,305	148,305	-	148,305	-
HTM investment securities	74,835	76,403	-	74,403	2,000
Restricted stock	3,318	3,318	-	3,318	-
Loans, net of allowance, including impaired	489,170	476,993	-	-	476,993
Accrued interest receivable	2,390	2,390	-	2,390	-
Financial liabilities
Deposits:
Non-interest-bearing deposits	135,212	135,212	-	135,212	-
Interest-bearing deposits	409,623	409,623	-	409,623	-
Time deposits	73,560	73,443	-	73,443	-
Brokered deposits	23,449	23,482	-	23,482	-
Repurchase agreements	17,748	17,748	-	17,748	-
FHLBP advances	20,000	20,311	-	20,311	-
Junior subordinated debentures and other borrowings	9,279	8,284	-	8,284	-
Subordinated debt	9,750	9,406	-	9,406	-
Accrued interest payable	377	377	-	377	-
Off-balance sheet instruments	-	-	-	-	-

	December 31, 2015

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$21,119	$21,119	$21,119	$-	$-
AFS investment securities	152,379	152,379	-	152,379	-
HTM investment securities	67,829	68,431	-	66,431	2,000
Restricted stock	3,447	3,447	-	3,447	-
Loans, net of allowance, including impaired	476,823	461,925	-	-	461,925
Accrued interest receivable	2,410	2,410	-	2,410	-
Financial liabilities
Deposits:
Non-interest-bearing deposits	125,581	125,581	-	125,581	-
Interest-bearing deposits	396,188	396,188	-	396,188	-
Time deposits	66,018	65,697	-	65,697	-
Brokered deposits	18,488	18,327	-	18,327	-
Repurchase agreements	32,416	32,416	-	32,416	-
FHLBP advances	30,000	30,210	-	30,210	-
Junior subordinated debentures and other borrowings	9,279	7,889	-	7,889	-
Subordinated debt	9,750	9,999	-	9,999	-
Accrued interest payable	345	345	-	345	-
Off-balance sheet instruments	-	-	-	-	-
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

Deposits The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate money market accounts, savings accounts, and interest checking accounts approximate their fair values at the reporting date. Fair values for fixed-rate CDs and brokered deposits (all of which are CDs) are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits. Of the $23.4 million in brokered deposits, $10.1 million matures in 2017, $3.2 million matures in 2018, $5.2 million matures in 2020, and $5.0 million matures in 2021.

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

Off-balance-sheet Instruments (Disclosed at Cost)  Off-balance-sheet instruments are primarily comprised of loan commitments, which are generally priced at market at the time of funding. Fees on commitments to extend credit and stand-by letters of credit are deemed to be immaterial and these instruments are expected to be settled at face value or expire unused. It is impractical to assign any fair value to these instruments. At June 30, 2016, un-funded loan commitments totaled $117.8 million and stand-by letters of credit totaled $2.6 million. At December 31, 2015, un-funded loan commitments totaled $116.4 million and stand-by letters of credit totaled $3.2 million.

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

In addition to interest earned on loans and investments, DNB earns revenues from fees it charges customers for non-lending services. These products and services include trust administration, estate settlement, investment management, annuities, insurance and brokerage; cash management services; banking and ATM services; as well as safekeeping and other depository services.

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

Comprehensive 5-Year Plan.  During the third quarter of 2015, management updated the 5-year strategic plan that was designed to reposition its balance sheet and improve core earnings. Through the plan, management will endeavor to expand its loan portfolio through new originations, increased loan participations, as well as strategic loan purchases. Management also plans to reduce the absolute level of borrowings with cash flows from existing loans and investments as well as from new deposit growth. A discussion on DNB’s Key Strategies follows below:

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

Strategic Plan Update. DNB reported net income available to common stockholders of $1.1 million, or $0.39 per diluted share, for the quarter ending June 30, 2016, compared with $1.2 million, or $0.43 per diluted share, for the same quarter, last year. Results for the three months ended June 30, 2016 included merger-related costs of $275,000 ($235,000 net of taxes) associated with East River Bank.

On a year-over-year basis, the net interest margin remained relatively stable despite continuing pressure due to the flattening yield curve.  The net interest margin was 3.08% for the second quarter of 2016, compared with 3.11% for the same quarter, last year.  On a sequential quarter basis, however, the net interest margin slipped seven basis points from 3.15% for the three months ending March 31, 2016.  The linked-quarter decrease was primarily due to a three basis point decrease in the weighted average yield on total average loans to 4.21% and the previously mentioned three basis point increase of the weighted average cost of funds.

On a sequential quarter basis, total loans increased $5.1 million, or 1.0% (not annualized), to $494.4 million as of June 30, 2016.  As of the same date, total loans were 64.7% of total assets.  Loan growth has been prudent; and DNB remains challenged to grow commercial-oriented loans in a competitive market, while maintaining its conservative underwriting standards.  As part of DNB’s risk management strategy, certain loan payoffs occurred during the second quarter of 2016, which better positioned the loan portfolio from a credit quality perspective.

Net charge-offs were 0.10% of total average loans for the quarter ending June 30, 2016, compared with 0.08% for the quarter ending March 31, 2016, and 0.43% for the quarter ending June 30, 2015.  Total non-performing assets, including loans and other real estate property, were $10.5 million as of June 30, 2016, compared with $7.8 million as of March 31, 2016 and $7.7 million as of December 31, 2015. The ratio of non-performing assets to total assets was 1.38% as of June 30, 2016 and 1.02% as of March 31, 2016. The increase in non-performing assets at June 30, 2016 was largely due to one commercial credit amounting to $2.1 million, which management believes will be fully recoverable

Total deposits were $641.8 million as of June 30, 2016, compared with $606.3 million as of December 31, 2015. On a sequential quarter basis, total core deposits remained relatively flat and were 84.9% of total deposits as of June 30, 2016.

Total non-interest income for the second quarter of 2016 was $1.4 million, compared with $2.3 million for the prior quarter and $1.3 million for the quarter ended June 30, 2015.  Total non-interest income for the first quarter of 2016 included a $1.15 million net gain from the insurance proceeds associated with the fire at our West Chester location.  Excluding this gain, non-interest income was approximately $1.2 million, or 17% of total revenue, for the quarter ending March 31, 2016.  Wealth management fees were $440,000 for the second quarter of 2016 compared with $397,000 for the first quarter of 2016 and $422,000 for the quarter ending June 30, 2015.  Wealth management fees represented approximately one-third of total fee income.  Gains from the sale of investment securities were $203,000 for the three months ending June 30, 2016, compared with $31,000 for the quarter ending March 31, 2016, and $11,000 for the same quarter, last year.

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

MATERIAL CHALLENGES, RISKS AND OPPORTUNITIES

The following is a summary of material challenges, risks and opportunities DNB has faced during the six month period ended June 30, 2016:

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

In addition to deposit insurance assessments, banks are subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The FDIC sets the Financing Corporation assessment rate every quarter. The current annual Financing Corporation assessment rate is 56 basis points on the deposit insurance assessment base, as defined above, which we anticipate will result in an aggregate estimated FICO assessment payment by the Bank of $37,000 in 2016.

Merger Agreement.  On April 04, 2016, DNB entered into an  Agreement and Plan of Merger, dated as of April 4, 2016 (the "merger agreement"), by and between DNB Financial Corporation and East River Bank, which, among other matters, provides for: (i) the merger of East River Bank with and into DNB First, N.A., a wholly owned subsidiary of DNB, with DNB First, N.A., as the surviving entity, and (ii) upon consummation of the merger, the exchange of each outstanding share of ERB common stock (other than shares the holders of which perfect dissenters' rights of appraisal), subject to the election, proration and adjustment procedures provided in the merger agreement, for 0.6562 of a share of DNB common stock or $18.65 in cash.

The Merger Agreement was approved by the Board of Directors of DNB and ERB. ERB shareholders may seek appraisal rights as dissenting shareholders under Pennsylvania law.

The merger is subject to customary closing conditions enumerated in the merger agreement, including receipt of regulatory approvals and the approval of both DNB’s and ERB’s shareholders. It is anticipated that the transaction will close during the fourth quarter of 2016.

Material Trends and Uncertainties.

DNB reported net income available to common stockholders of $1.1 million, or $0.39 per diluted share, for the quarter ending June 30, 2016, compared with $1.2 million, or $0.43 per diluted share, for the same quarter, last year. Results for the three months ended June 30, 2016 included merger-related costs of $275,000 ($235,000 net of taxes) associated with East River Bank.  Even though DNB’s quarterly earnings have increased (absent net merger related costs), there are many aspects of the economy and the Federal Reserve’s monetary policy that hinder DNB’s ability to grow revenues and net income. One of the most significant factors is that the global and U.S. economies have experienced reduced business activity as a result of disruptions in the financial system during the past seven years. The United States, Europe, China and many other countries across the globe are struggling with too much debt and weaker streams of revenues as a result of recessionary pressures and high unemployment. Overall economic growth continues to be slow at a time when national and regional unemployment rates have improved, however participation rates remain at historically low levels. The risks associated with our business remain acute in periods of slow wage and economic growth. Moreover, financial institutions continue to be affected by a sluggish real estate market. While we are continuing to take steps to decrease and limit our exposure to problem loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.

The April 13, 2016 Beige Book indicated that aggregate business activity in the Third District continued at a modest pace of growth during the July 13, 2016 Beige Book period. Employment trends remained the same, with most of the Federal Reserve’s contacts reporting a modest pace of hiring, staffing firms continuing to be more bullish, and manufacturing firms reporting further job declines. On balance, prices continued to rise slightly over the July 13, 2016 Beige Book period; home prices, which had been essentially flat over the June 1, 2016 Beige Book period, also rose slightly. The Federal Reserve’s contacts appeared to be in more agreement than June 1, 2016 Beige Book period that current wage pressures had remained modest. On balance, firms continued to expect modest growth over the next six months.

Overall, Third District homebuilders reported that economic activity continued to rise slightly. Demand for new single family homes remains soft, and the lack of affordable land for lots hampers new development in suburban markets, while urban locations are attracting infill and redevelopment to meet greater demand for rental properties, ranging from affordable to upscale units. The Federal Reserve’s contacts noted some cost pressures for labor and as a consequence of new building codes in New Jersey; material costs pressures were less pronounced.

The Federal Reserve’s nonresidential real estate contacts, predominately in the Greater Philadelphia area, reported little change in the ongoing modest gains in construction activity and in leasing activity. The City of Philadelphia office market also continues to tighten as vacancy rates continue to drop.

 Third District financial firms continued to report moderate growth of total loan volumes over the July 13, 2016 Beige Book period. Volumes within all lending categories have grown since the prior period, except for home equity loans. All categories except home equities and automobile loans grew at a faster pace than during the same period one year ago. The strongest growth during the July 13, 2016 Beige Book period was for credit cards and automobile loans. Commercial real estate, commercial and industrial loans, mortgages, and other consumer lending grew modestly or slightly this year after declining slightly over the same period last year.

Third District manufacturers reported that overall activity has climbed into slightly positive territory since the June 1, 2016 Beige Book period; however, reports of shipments and new orders remained slightly negative. Firms also reported that the number of employees and the average employee workweek continued to fall. The makers of lumber products, fabricated metal products, and industrial machinery noted overall gains in activity from the June 1, 2016 Beige Book, while the makers of paper, primary metals, and electronic products noted weaker activity. However, these trends may be seasonal in nature, as they are similar to what these sectors noted during the same time period last year. Overall, the Federal Reserve’s contacts expressed somewhat lower expectations of growth during the next six months than during the June 1, 2016 Beige Book period. The change in outlook was driven, in part, by lower percentages of firms expecting increases in shipments and new orders and higher percentages expecting a decrease in general activity than during the prior period. Expectations of future capital expenditures also fell, with fewer firms expecting increases and more expecting decreases.

Although DNB’s earnings have been impacted by the general economic conditions, the impact has not been as severe as it has been in many parts of the nation, largely due to a relatively healthier economic climate in the Third Federal Reserve District and specifically Chester County. DNB’s franchise spans both Chester and Delaware counties in southeastern Pennsylvania. The majority of loans have been made to businesses and individuals in Chester County and the majority of deposits are from businesses and individuals within the County. According to census data, Chester County’s population has grown at approximately 15%, compared to

13% for the nation and 3% for the Commonwealth of Pennsylvania. The median household income in Chester County is $85,373 and the County ranks 14th nationally in disposable income. The unemployment rate for Chester County stood at 3.8% as of March 2016, compared to a Pennsylvania unemployment rate of 5.3% and a national unemployment rate of 5.1%. Traditionally, the unemployment rate has been the lowest in the surrounding five-county area and it ranks among the lowest unemployment rates in the Commonwealth. Chester County has a civilian labor force of 266,900, with manufacturing jobs representing 23.1% of the workforce and retail shopping comprising 13.8% of the total employment. During the last few years, the County has been able to keep most of its major employers; however some of them have downsized in order to remain competitive. Chester County is home to several Fortune 500 companies. Thirteen Chester County employers have 1,000 employees or more. Of these 13 companies, two companies have more than 5,000 employees.

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

Management uses significant estimates to determine the allowance for credit losses.  Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB’s control, management’s estimate of the amount necessary to absorb credit losses and actual credit losses could differ.  DNB’s current judgment is that the allowance for credit losses remains appropriate at June 30, 2016.  For a description of DNB’s accounting policies in connection with its allowance for credit losses, see, “Allowance for Credit Losses” in Management’s Discussion and Analysis.

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

FINANCIAL CONDITION

DNB's total assets were $764.2 million at June 30, 2016, compared to $748.8 million at December 31, 2015.  The $15.4 million increase in total assets was primarily attributable to a  $12.7 million increase in loans before allowance for credit losses, a $2.9 million increase in investment securities and a $1.8 million increase in office property and equipment, offset by a decrease of $973,000 in cash and cash equivalents and a $312,000 increase in allowance for credit losses.

Investment Securities. Investment securities, including restricted stock, at June 30, 2016 were $226.5 million, compared to $223.7 million at December 31, 2015. The $2.8 million increase in investment securities and restricted stock was primarily due to $64.1 million in purchases of investment securities and a $1.8 million change in fair value, offset by $62.9 million in sales, principal pay-downs, calls and maturities and a $129,000 net decrease in restricted stock.

Gross Loans.  DNB’s loans increased $12.7 million to $494.4 million at June 30, 2016, compared to $481.8 million at December 31, 2015. Total commercial loans increased $14.8 million while residential loans and consumer loans decreased $1.7 million, and $404,000, respectively.

Deposits. Deposits were $641.8 million at June 30, 2016, compared to $606.3 million at December 31, 2015.  Deposits increased $35.6 million or 5.87% during the six-month period ended June 30, 2016. Core deposits, which are comprised of demand, NOW, money markets and savings accounts, increased by $23.1 million, time deposits increased by $7.5 million and brokered deposits increased by $5.0 million.

Borrowings. Borrowings were $57.2 million at June 30, 2016, compared to $81.9 million at December 31, 2015.  The decrease of $24.7 million or 30.1% was primarily due to a $14.7 million decrease in repurchase agreements and a $10.0 million decrease in FHLBP advances.

Stockholders’ Equity. Stockholders' equity was $59.5 million at June 30, 2016, compared to $55.5 million at December 31, 2015. The increase in stockholders’ equity was primarily a result of year-to-date earnings of $2.7 million and $1.2 million of other comprehensive income, and restricted stock compensation expense of $730,000. These additions to stockholders’ equity were partially offset by taxes on share award vesting of $436,000 and $398,000 of dividends paid on DNB’s common stock.

RESULTS OF OPERATIONS

SUMMARY

Net income for the three and six-month periods ended June 30, 2016 was $1.1 million and $2.7 million compared to $1.2 million and $2.5 million for the same periods in 2015. Diluted earnings per share for the three and six-month periods ended June 30, 2016 were $0.39 and $0.93 compared to $0.43 and $0.86 for the same periods in 2015. The $126,000 decrease in net income during the most recent three-month period was primarily attributable to a $448,000 increase in non-interest expense, offset by a $215,000 decrease in the provision for credit losses, a $49,000 increase in non-interest income a $39,000 decrease in income tax expense, and a $19,000 increase in net interest income. The $178,000 increase during the six-month period was primarily attributable to a $1.0 million increase in non-interest income, a $185,000 decrease in the provision for credit losses, and an $84,000 increase in net interest income, offset by a $1.0 million increase in non-interest expense and a $92,000 increase in income tax expense.

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

Net interest income for the three and six-month periods ended June 30, 2016 was $5.5 million and $10.9 million, compared to $5.5 million and $10.8 million for the same periods in 2015. Interest income for the three and six-month periods ended June 30, 2016 was $6.2 million and $12.3 million, compared to $6.1 million and $12.1 million for the same periods in 2015. Interest expense for the three and six-month periods ended June 30, 2016 was  $708,000 and $1.4 million, compared to $678,000 and $1.3 million for the same periods in 2015. The composite cost of funds for the three and six-month periods ended June 30, 2016 was 0.41% and 0.40%, compared to 0.40% and 0.38% for the same periods in 2015. The net interest margin for the three and six-month periods ended June 30, 2016 was 3.08% and 3.12%, compared to 3.11%  and 3.13% for the same periods in 2015.

Interest on loans was $5.1 million and $10.2 million for the three and six-month periods ended June 30, 2016, compared to $5.0 million and $9.9 million for the same periods in 2015. The average balance of loans was $488.4 million with an average yield of 4.21% for the second quarter of 2016, compared to $459.5 million with an average yield of 4.36% for the same period in 2015.  The average balance of loans was $485.8 million with an average yield of 4.22% for the six months ended June 30, 2016, compared to $460.0 million with an average yield of 4.34% for the same period in 2015.

Interest and dividends on investment securities was $1.0 million and $2.1 million for the three and six-month periods ended June 30, 2016, compared to $1.1 million and $2.2 million for the same periods in 2015. The average balance of investment securities was $207.9 million with a tax equivalent average yield of 2.18% for the second quarter of 2016, compared to $234.3 million with a tax equivalent average yield of 2.10% for the same period in 2015.  The average balance of investment securities was $209.2 million with a tax equivalent average yield 2.20% for the six months ended June 30, 2016, compared to $233.5 million with a tax equivalent average yield of 2.08% for the same period in 2015.

Interest on deposits was $405,000 and $748,000 for the three and six-month periods ended June 30, 2016, compared to $277,000 and $559,000 for the same periods in 2015. The average balance of deposits was $637.8 million with an average rate of 0.25% for the second quarter of 2016, compared to $623.5 million with an average rate of 0.24% for the same period in 2015.  The average balance of deposits was $626.5 million with an average rate of 0.24% for the six months ended June 30, 2016, compared to $620.4 million with an average rate of 0.18% for the same period in 2015.

Interest on borrowings was $303,000 and $610,000 for the three and six-month periods ended June 30, 2016, compared to $401,000 and $725,000 for the same periods in 2015. The average balance of borrowings was $58.6 million with an average rate of 2.07% for the second quarter of 2016, compared to $60.2 million with an average rate of 2.67% for the same period in 2015. The average balance of borrowings was $62.6 million with an average rate of 1.95% for the six months ended June 30, 2016, compared to $55.6 million with an average rate of 2.62% for the same period in 2015.

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

There was a $200,000 and $530,000 provision made during the three and six months ended June 30, 2016, compared to $415,000 and $715,000 for the same periods in 2015. DNB’s percentage of allowance for credit losses to total loans was 1.06%  at June 30, 2016 compared to 1.02% and 1.08% at December 31, 2015 and June 30, 2015, respectively. Net charge-offs were $218,000, $1.1 million, and $513,000 during the six months ended June 30, 2016, year ended December 31, 2015, and six months ended June 30, 2015, respectively. The percentage of net charge-offs to total average loans were 0.04%, 0.23%, and 0.11% for those same respective periods. Management believes that the allowance for credit losses is adequate, but continues to monitor it along with other performance metrics including those ratios related to non-performing loans. Management is not aware of any potential problem loans, which were accruing and current at June 30, 2016, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to DNB. Non-performing loans increased $2.5 million during the six month period ended June 30, 2016.  The ratio of the allowance for credit losses as a percentage of loans reflects management’s estimate of the level of inherent losses in the portfolio, which has been impacted by a slow economy, a weakened housing market and deterioration in income-producing properties.

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

As of June 30, 2016, DNB had $10.5 million of non-performing assets, which included $7.5 million of non-performing loans and $3.0 million of OREO and other repossessed assets. This compares to $7.7 million of non-performing assets at December 31, 2015 which included $5.1 million of non-performing or impaired loans and $2.6 million of OREO and other repossessed assets. Loans are reviewed for impairment in accordance with FASB ASC 310-10-35. Impaired loans can either be secured or unsecured, not including large groups of smaller balance loans that are collectively evaluated. Impairment is measured by the difference between the loan amount and the present value of the future cash flow discounted at the loan’s effective interest rate. Management measures loans for impairment by using the fair value of collateral for collateral dependent loans. In general, management reduces the amount of the appraisal by the estimated cost of acquisition and disposition of the underlying collateral and compares that adjusted value with DNB’s carrying value. DNB establishes a specific valuation allowance on impaired loans that have a collateral shortfall and/or statement cashflow shortfalls, including estimated costs to sell in comparison to the carrying value of the loan. Of the $7.5 million of impaired loans at June 30, 2016, $1.6 million had valuation allowances of $297,000 and $6.0 million had no specific allowance. Of the $5.0 million of impaired loans at December 31, 2015, $307,000 had valuation allowances of $114,000 and $4.7 million had no specific allowance. For those impaired loans that management determined that no specific valuation allowance was necessary, management has reviewed the present value of the future cash flows or the appraisal for each loan and determined that there is no shortfall in the collateral. During the quarter ended June 30, 2016, DNB recognized $133,000 in total charge-offs, $122,000 of which related to impaired loans.  An impaired loan may not represent an expected loss.

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

Analysis of Allowance for Credit Losses

(Dollars in thousands)

	Six Months Ended	Year Ended	Six Months Ended
	June 30, 2016	December 31, 2015	June 30, 2015
Beginning balance	$4,935	$4,906	$4,906
Provisions	530	1,105	715
Loans charged off:
Residential mortgage	(206)	(194)	(35)
Commercial mortgage	-	(105)	-
Commercial:
Commercial term	(24)	(200)	(174)
Commercial construction	-	(581)	(278)
Lease financing	-	-	-
Consumer:
Home equity	-	(11)	(1)
Other	-	(63)	(30)
Total charged off	(230)	(1,154)	(518)
Recoveries:
Residential mortgage	8	4	-
Commercial mortgage	-	-	-
Commercial:
Commercial term	1	13	2
Commercial construction	1	10	-
Lease financing	1	49	2
Consumer:
Home Equity	-	-	-
Other	1	2	1
Total recoveries	12	78	5
Ending balance	$5,247	$4,935	$5,108
Reserve for unfunded loan commitments	$190	$188	$180

The following table sets forth the composition of DNB’s allowance for credit losses for the dates indicated.

Composition of Allowance for Credit Losses

(Dollars in thousands)

	June 30, 2016		December 31, 2015		June 30, 2015
		Percent of		Percent of		Percent of
		Loan Type		Loan Type		Loan Type
		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans
Residential mortgage	$314	6%	$216	6%	$265	6%
Commercial mortgage	2,370	56	2,375	57	2,562	58
Commercial:
Commercial term	891	21	989	21	721	18
Commercial construction	866	6	569	4	774	6
Consumer:
Home equity	191	10	195	11	190	11
Other	64	1	64	1	65	1
Unallocated	551	-	527	-	531	-
Total	$5,247	100%	$4,935	100%	$5,108	100%
Reserve for unfunded loan commitments	$190		$188		$180

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

Non-interest income for the three and six-month periods ended June 30, 2016 was $1.4 million and $3.7 million, compared to $1.3 million and $2.7 million for the same periods in 2015. The $49,000 increase during the three months ended June 30, 2016 was mainly attributable to increases of $192,000 in gains on sale of investments, $30,000 in mortgage banking, $26,000 in other fees (mostly servicing fee income), and $19,000 in wealth management. These increases were offset by decreases of $185,000 in gains on sale of loans and $32,000 in service charges (mostly NSF fees and business analysis charges). The $1.0 million increase during the six months ended June 30, 2016 was mainly attributable to increases of $1.2 million in gains from insurance proceeds, $170,000 in gain on sale of investments, $64,000 in wealth management, $34,000 in other fees (mostly servicing fee income, Visa debit interchange, and merchant card processing), and $24,000 in mortgage banking.

NON-INTEREST EXPENSE

Non-interest expense for the three and six-month periods ended June 30, 2016 was $5.2 million and $10.6 million, compared to $4.7 million and $9.5 million for the same periods in 2015.  During the three months ended June 30, 2016, total non-interest expense increased by $448,000. The increase was primarily due to increases of $275,000 in due diligence and merger expense, $72,000 in professional and consulting, $55,000 in salary and employee benefits, $39,000 in furniture and equipment, and $21,000 in printing and supplies. These increases were partially offset by decreases of $18,000 in other expenses (mostly provision for unfunded and contribution expense). During the six months ended June 30, 2016, total non-interest expense increased $1.0 million. The increase was primarily due to increases of $537,000 in salary and employee benefits (restricted stock vestings, normal merit increases, and higher commissions), $463,000 in due diligence and merger expenses, $66,000 in furniture and equipment, $53,000 in professional and consulting, $18,000 in PA shares tax, $18,000 in other expenses (mostly director’s fees), and $10,000 in advertising and marketing.

INCOME TAXES

Income tax expense for the three and six-month periods ended June 30, 2016 was $378,000 and $858,000, compared to $417,000 and $766,000 for the same periods in 2015. The effective tax rate for the three and six-month periods ended June 30, 2016 was 25.4% and 24.4% compared to 25.2% and 23.5% for the same periods in 2015. Income tax expense for each period differs from the amount determined at the statutory rate of 34.0% due to tax-exempt income on loans and investment securities, DNB's ownership of BOLI policies, and tax credits recognized on a low-income housing limited partnership.

ASSET QUALITY

DNB continues to work diligently to improve asset quality by adhering to strict underwriting standards and improving lending policies and procedures. Non-performing assets totaled $10.5 million at June 30, 2016 compared to $7.7 million at December 31, 2015 and $6.6 million at June 30, 2015. The non-performing loans to total loans ratio was 1.54% at June 30, 2016, 1.06% at December 31, 2015 and 0.98% at June 30, 2015. The non-performing assets to total assets ratio was 1.38% at June 30, 2016, 1.02% at December 31, 2015, and 0.88% at June 30, 2015. The allowance to non-performing loans ratio was 69.1% at June 30, 2016,  96.9% at December 31, 2015 and 110.3% at June 30, 2015. Non-performing assets have, and will continue to have, an impact on earnings; therefore management intends to continue working aggressively to reduce the level of such assets.

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

DNB’s Credit Policy Committee monitors the performance of the loan portfolio to identify potential problem assets on a timely basis. Committee members meet to design, implement and review asset recovery strategies, which serve to maximize the recovery of each troubled asset. As of June 30, 2016, DNB had $24.0 million of substandard loans. Of the $24.0 million, $16.2 million are performing and are believed to require increased supervision and review; and may, depending on the economic environment and other factors, become non-performing assets in future periods. The amount of performing substandard loans at December 31, 2015 was $14.6 million. The majority of the loans are secured by commercial real estate, with lesser amounts being secured by residential real estate, inventory and receivables.

The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, and (iii) OREO as a result of foreclosure or voluntary transfer to DNB as well as other repossessed assets. In addition, the table sets forth DNB's asset quality and allowance coverage ratios at the dates indicated:

Non-Performing Assets

(Dollars in thousands)

	June 30, 2016	December 31, 2015	June 30, 2015
Non-accrual loans:
Residential mortgage	$1,772	$1,619	$1,671
Commercial mortgage	3,140	1,048	1,251
Commercial:
Commercial term	207	188	193
Commercial construction	1,524	1,028	749
Consumer:
Home equity	564	563	431
Other	222	189	169
Total non-accrual loans	7,429	4,635	4,464
Loans 90 days past due and still accruing	162	457	168
Total non-performing loans	7,591	5,092	4,632
Other real estate owned & other repossessed property	2,952	2,581	2,002
Total non-performing assets	$10,543	$7,673	$6,634
Asset quality ratios:
Non-performing loans to total loans	1.54%	1.06%	0.98%
Non-performing assets to total assets	1.38	1.02	0.88
Allowance for credit losses to:
Total loans	1.06	1.02	1.08
Non-performing loans	69.1	96.9	110.3

As of June 30, 2016, DNB had no commercial mortgages classified as a TDR, compared to no commercial mortgages classified as a TDR at December 31, 2015, and one commercial mortgage classified as a TDR totaling $2,222,000 at June 30, 2015. This loan paid off during the third quarter of 2015. The rate on this loan was modified and the terms of the loans were changed to interest only while the project was being built out. The loan commenced normal principal and interest payments in June 2014.  The loan was extended and there was no reduction of principal. The balance of the loan prior to modification was $2,272,000 and the balance after the modification was $2,272,000. During the six months ended June 30, 2015, there were no defaults on any terms of this loan.

As of June 30, 2016, DNB had one consumer home equity loan classified as a TDR totaling $102,000, compared to one consumer home equity loan classified as a TDR totaling $102,000 (the same loan) at December 31, 2015, and one consumer home equity loan classified as a TDR totaling $102,000 (the same loan) at June 30, 2015. The monthly payment on this loan was reduced for 36 months and the borrower will resume making contractual payments at the end of this period. The loan was extended and there was no reduction of principal. This loan was classified a TDR in June of 2014. The balance of the loan prior to modification was $102,000 and the balance after the modification was $102,000. During the three months ended March 31, 2016 and 2015, there were no defaults on any terms of this loan.

As of June 30, 2016, DNB had one consumer installment loan classified as a TDR totaling $40,000 compared to one consumer installment loan classified as a TDR totaling $40,000 (the same loan) at December 31, 2015, and no such loans at June 30, 2015. The interest rate on the loan was reduced. The loan was extended and there was no reduction of principal. This loan was classified as a TDR in December of 2015. The balance of the loan prior to modification was $42,000 and the balance after the modification was $42,000. DNB recognized a partial charge-off on the loan in the amount of $2,000. During the six months ended June 30, 2016 and 2015, there were no defaults on any terms of this loan.

Impaired loans are measured for impairment using the fair value of the collateral for collateral dependent loans.  Information regarding impaired loans is presented as follows:

	At and For the	At and For the	At and For the
	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
(Dollars in thousands)	2016	2015	2015
Total recorded investment	$7,531	$5,021	$7,013
Impaired loans with a specific allowance	1,578	307	1,014
Impaired loans without a specific allowance	5,953	4,714	5,999
Average recorded investment	5,895	6,891	8,442
Specific allowance allocation	297	114	317
Total principal and interest collected	101	2,878	473
Interest income recorded	2	96	59

LIQUIDITY AND CAPITAL RESOURCES

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes.  DNB’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding.  As part of its liquidity management, DNB maintains assets that comprise its primary liquidity, which totaled $112.7 million at June 30, 2016 compared to $96.8 million at December 31, 2015.  Primary liquidity includes investments and restricted stock, Federal funds sold and cash and due from banks, less pledged securities of $133.9 million.  DNB also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.

In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs.  Through these relationships, DNB had available credit of approximately $311.4 million at June 30, 2016.  As a member of the FHLB, we are eligible to borrow up to a specific credit limit which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of June 30, 2016, our Maximum Borrowing Capacity with the FHLB was $265.4 million. At June 30, 2016, DNB had borrowed $20.0 million and the FHLB had issued letters of credit, on DNB's behalf, totaling $45.0 million against its available credit lines. At June 30, 2016, we also had available $46.0 million of unsecured federal funds lines of credit with other financial institutions as well as $23.9 million of available short or long term funding through the Certificate of Deposit Account Registry Service (CDARS) program and $106.3 million of available short or long term funding through Raymond James’ brokered CDs agreement. Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

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

At June 30, 2016, DNB had $117.8 million in un-funded loan commitments. Management anticipates these commitments will be funded by means of normal cash flows. Certificates of deposit greater than or equal to $250,000 scheduled to mature in one year or less from June 30, 2016 totaled $40.6 million. Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in cash and cash equivalents or by pay-downs and maturities of loans and investments.

The Corporation and the Bank have each met the definition of “well capitalized” for regulatory purposes on June 30, 2016.  The Bank’s capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of the Corporation’s or the Bank’s overall financial condition or prospects. The Corporation’s capital exceeds the FRB’s minimum leverage ratio requirements for bank holding companies (see additional discussion included in Note 16 of DNB’s December 31, 2015 Form 10-K).

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

The following table summarizes data and ratios pertaining to the Corporation and the Bank's capital structure.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation
June 30, 2016
Total risk-based capital	$84,458	15.2%	$48,050	8.625%	N/A	N/A
Common Equity Tier 1 capital	60,271	10.8	28,551	5.125	N/A	N/A
Tier 1 risk-based capital	69,271	12.4	36,908	6.625	N/A	N/A
Tier 1 (leverage) capital	69,271	9.1	30,405	4.000	N/A	N/A
December 31, 2015
Total risk-based capital	$81,321	14.8%	$44,003	8.0%	N/A	N/A
Common equity tier 1 capital	57,448	10.4	24,752	4.5	N/A	N/A
Tier 1 risk-based capital	66,448	12.1	33,002	6.0	N/A	N/A
Tier 1 (leverage) capital	66,448	8.9	29,717	4.0	N/A	N/A
DNB First, N.A.
June 30, 2016
Total risk-based capital	$83,309	15.0%	$47,923	8.625%	$55,563	10.0%
Common Equity Tier 1 capital	77,872	14.0	28,476	5.125	36,116	6.5
Tier 1 risk-based capital	77,872	14.0	36,810	6.625	44,450	8.0
Tier 1 (leverage) capital	77,872	10.3	30,355	4.000	37,944	5.0
December 31, 2015
Total risk-based capital	$80,286	14.6%	$43,904	8.0%	$54,880	10.0%
Common equity tier 1 capital	75,163	13.7	24,696	4.5	35,672	6.5
Tier 1 risk-based capital	75,163	13.7	32,928	6.0	43,904	8.0
Tier 1 (leverage) capital	75,163	10.1	29,670	4.0	37,087	5.0

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes an Economic Value of Equity ("EVE") model.  The EVE model measures the potential price risk of equity to changes in interest rates and factors in the optionality included on the balance sheet.  EVE analysis is used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points.  The EVE is likely to be different if rates change.  Results falling outside prescribed ranges may require action by management.  At June 30, 2016 and December 31, 2015, DNB's variance in the EVE as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the following table. The change as a percentage of the present value of equity with a 200 basis point increase was within DNB's negative 25% guideline at June 30, 2016 and December 31, 2015.

(Dollars in thousands)	June 30, 2016			December 31, 2015
Change in rates	Flat	-200bp	+200bp	Flat	-200bp	+200bp
EVE	$66,975	$74,277	$66,611	$68,118	$58,298	$58,936
Change		7,302	(364)		(9,820)	(9,182)
Change as % of assets		1.0%	(0.0%)		(1.3%)	(1.2%)
Change as % of PV equity		10.9%	(0.5%)		(14.4%)	(13.5%)

ITEM 4- CONTROLS AND PROCEDURES

DNB’s Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2016, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, Management has concluded that DNB’s current disclosure controls and procedures are effective.

Management of DNB is responsible for establishing and maintaining adequate internal control over financial reporting for DNB, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  There was no change in DNB’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, DNB’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Neither DNB nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material legal proceedings other than ordinary routine litigation incident to their businesses.

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended June 30, 2016. The following table provides information on repurchases by DNB of its common stock in each month of the quarter ended June 30, 2016:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	Per Share	or Programs	Programs (a)

April 1, 2016 – April 30, 2016	-	$-	-	$63,016

May 1, 2016 – May 31, 2016	-	-	-	$63,016

June 1, 2016 – June 30, 2016	-	-	-	$63,016

Total	-	$-	-	$63,016

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

overmber
DNB FINANCIAL CORPORATION

August 12, 2016	BY:	/s/ William J. Hieb
William J. Hieb, Chief Executive Officer, President and Director

August 12, 2016	BY:	/s/ Gerald F. Sopp
Gerald F. Sopp, Chief Financial Officer and Executive Vice President

Exhibit Number	Exhibit Index Description
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