Form 10-Q
period 2016-09-30
DNB FINANCIAL CORP /PA/
filed 2016-11-07
CIK 713671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: September 30, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 Par Value) (Class)	4,229,331 (Shares Outstanding as of November 4, 2016)

DNB FINANCIAL CORPORATION AND SUBSIDIARY

INDEX

	PART I - FINANCIAL INFORMATION	PAGE NO.

ITEM 1.	FINANCIAL STATEMENTS (Unaudited):

	CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	September 30, 2016 and December 31, 2015	3

	CONSOLIDATED STATEMENTS OF INCOME
	Three and Nine-Months Ended September 30, 2016 and 2015	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
	Three and Nine-Months Ended September 30, 2016 and 2015	5

	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	6
	Nine Months Ended September 30, 2016 and 2015

	CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30, 2016 and 2015	7

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	29

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	46

ITEM 4.	CONTROLS AND PROCEDURES	46

	PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	46

ITEM 1A.	RISK FACTORS	46

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	46

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	47

ITEM 4.	MINE SAFETY DISCLOSURES	47

ITEM 5.	OTHER INFORMATION	47

ITEM 6.	EXHIBITS	47

SIGNATURES		48

EXHIBIT INDEX

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

DNB Financial Corporation and Subsidiary

Consolidated Statements of Financial Condition (Unaudited)

	September 30,	December 31,
(Dollars in thousands, except share and per share data)	2016	2015
Assets
Cash and due from banks	$30,442	$21,119
Cash and cash equivalents	30,442	21,119
Available-for-sale investment securities at fair value (amortized cost of $121,492 and $153,559)	121,688	152,379
Held-to-maturity investment securities (fair value of $75,111 and $68,431)	73,789	67,829
Total investment securities	195,477	220,208
Loans	509,475	481,758
Allowance for credit losses	(5,303)	(4,935)
Net loans	504,172	476,823
Restricted stock	3,623	3,447
Office property and equipment, net	9,033	6,806
Accrued interest receivable	2,639	2,410
Other real estate owned & other repossessed property	2,939	2,581
Bank owned life insurance (BOLI)	9,492	9,326
Core deposit intangible	56	66
Net deferred taxes	3,592	3,733
Other assets	8,807	2,299
Total assets	$770,272	$748,818
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$146,731	$125,581
Interest-bearing deposits:
NOW	169,400	185,973
Money market	160,312	137,555
Savings	73,867	72,660
Time	71,920	66,018
Brokered deposits	23,313	18,488
Total deposits	645,543	606,275
Federal Home Loan Bank of Pittsburgh (FHLBP) advances	20,000	30,000
Repurchase agreements	19,483	32,416
Junior subordinated debentures	9,279	9,279
Subordinated debt	9,750	9,750
Other borrowings	431	464
Total borrowings	58,943	81,909
Accrued interest payable	329	345
Other liabilities	6,240	4,801
Total liabilities	711,055	693,330
Stockholders’ Equity
Preferred stock, $10.00 par value;
1,000,000 shares authorized; $1,000 liquidation preference per share; 0 and 0 issued, respectively	-	-
Common stock, $1.00 par value;
10,000,000 shares authorized; 2,951,128 and 2,933,049 issued, respectively; 2,853,434 and 2,823,840 outstanding, respectively	2,975	2,955
Treasury stock, at cost; 97,694 and 109,209 shares, respectively	(1,805)	(2,015)
Surplus	35,614	35,097
Retained earnings	23,504	21,436
Accumulated other comprehensive loss	(1,071)	(1,985)
Total stockholders’ equity	59,217	55,488
Total liabilities and stockholders’ equity	$770,272	$748,818

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015
Interest Income:
Interest and fees on loans	$5,218	$5,083	$15,377	$15,006
Interest and dividends on investment securities:
Taxable	716	714	2,150	2,208
Exempt from federal taxes	316	354	944	1,042
Interest on cash and cash equivalents	27	10	91	32
Total interest and dividend income	6,277	6,161	18,562	18,288
Interest Expense:
Interest on NOW, money market and savings	230	148	588	450
Interest on time deposits	139	84	396	291
Interest on brokered deposits	81	68	214	118
Interest on FHLB advances	92	198	276	589
Interest on repurchase agreements	9	16	30	35
Interest on junior subordinated debentures	89	77	254	224
Interest on subordinated debt	104	103	311	237
Interest on other borrowings	16	17	49	51
Total interest expense	760	711	2,118	1,995
Net interest income	5,517	5,450	16,444	16,293
Provision for credit losses	100	100	630	815
Net interest income after provision for credit losses	5,417	5,350	15,814	15,478
Non-interest Income:
Service charges	280	292	827	860
Wealth management	393	317	1,231	1,091
Mortgage banking	76	38	189	127
Increase in cash surrender value of BOLI	56	57	166	169
Gain on sale of investment securities, net	197	10	431	74
Gain on sale of loans	-	-	39	416
Gains from insurance proceeds	30	-	1,180	-
Other fees	337	323	1,022	973
Total non-interest income	1,369	1,037	5,085	3,710
Non-interest Expense:
Salaries and employee benefits	2,817	2,615	8,636	7,897
Furniture and equipment	422	303	1,093	908
Occupancy	524	431	1,459	1,500
Professional and consulting	306	317	948	906
Advertising and marketing	111	141	460	480
Printing and supplies	36	35	129	122
FDIC insurance	73	129	323	376
PA shares tax	157	151	476	452
Telecommunications	63	63	185	184
Postage	28	20	70	65
Loss on sale or write down of OREO, net	160	154	164	154
Due diligence and merger expense	1,498	-	1,961	-
Other expenses	509	400	1,390	1,263
Total non-interest expense	6,704	4,759	17,294	14,307
Income before income tax expense	82	1,628	3,605	4,881
Income tax expense	81	359	939	1,125
Net income	$1	$1,269	$2,666	$3,756
Preferred stock dividends and accretion of discount	-	8	-	42
Net income available to common shareholders	$1	$1,261	$2,666	$3,714
Earnings per common share:
Basic	$0.00	$0.45	$0.94	$1.33
Diluted	$0.00	$0.44	$0.93	$1.31
Cash dividends per common share	$0.07	$0.07	$0.21	$0.21
Weighted average common shares outstanding:
Basic	2,853,080	2,806,549	2,844,780	2,798,360
Diluted	2,885,799	2,852,237	2,879,240	2,844,319

See accompanying notes to unaudited consolidated financial statement.s

DNB Financial Corporation and Subsidiary

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Net income	$1	$1,269	$2,666	$3,756
Other Comprehensive (Loss) Income:
Unrealized holding (losses) gains arising during the period
Before tax amount	(288)	767	1,786	714
Tax effect	99	(261)	(607)	(243)
	(189)	506	1,179	471
Accretion of discount on AFS to HTM reclassification(1)
Before tax amount	6	2	9	6
Tax effect(2)	(2)	(1)	(3)	(2)
	4	1	6	4
Less reclassification for gains included in net income
Before tax amount	(176)	(10)	(410)	(74)
Tax effect(2)	59	4	139	25
	(117)	(6)	(271)	(49)
Total other comprehensive (loss) income	(302)	501	914	426
Total comprehensive (loss) income	$(301)	$1,770	$3,580	$4,182
(1) Amounts are included in interest and dividends on investment securities in the consolidated statements of income.
(2) Amounts are included in income tax expense in the consolidated statements of (loss) income.

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

						Accumulated
						Other
	Preferred	Common	Treasury		Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at January 1, 2016	$-	$2,955	$(2,015)	$35,097	$21,436	$(1,985)	$55,488
Net income for nine months ended September 30, 2016	-	-	-	-	2,666	-	2,666
Other comprehensive income	-	-	-	-	-	914	914
Restricted stock compensation expense (18,079 shares vested)	-	36	-	765	-	-	801
Taxes on share award vest	-	(16)	-	(421)	-	-	(437)
Tax benefit for restricted stock vest	-	-	-	64	-	-	64
Cash dividends - common ($0.21 per share)	-	-	-	-	(598)	-	(598)
Sale of treasury shares to 401(k) (7,111 shares)	-	-	130	68	-	-	198
Sale of treasury shares to deferred comp. plan (4,404 shares)	-	-	80	41	-	-	121
Balance at September 30, 2016	$-	$2,975	$(1,805)	$35,614	$23,504	$(1,071)	$59,217

						Accumulated
						Other
	Preferred	Common	Treasury		Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at January 1, 2015	$13,000	$2,931	$(2,301)	$34,745	$17,132	$(1,599)	$63,908
Net income for nine months ended September 30, 2015	-	-	-	-	3,756	-	3,756
Other comprehensive income	-	-	-	-	-	426	426
Redemption of preferred stock (9,750 shares)	(9,750)	-	-	-	-	-	(9,750)
Restricted stock compensation expense	-	14	-	236	-	-	250
Exercise of stock options (95,834 shares)	-	16	-	247	-	-	263
Taxes on stock option exercise and share award vest	-	-	-	(153)	-	-	(153)
Cash dividends - common ($0.21 per share)	-	-	-	-	(587)	-	(587)
Cash dividends SBLF preferred	-	-	-	-	(42)	-	(42)
Sale of treasury shares to 401(k) (8,280 shares)	-	-	151	49	-	-	200
Sale of treasury shares to deferred comp. plan (4,029 shares)	-	-	74	23	-	-	97
Balance at September 30, 2015	$3,250	$2,961	$(2,076)	$35,147	$20,259	$(1,173)	$58,368

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2016	2015
Cash Flows From Operating Activities:
Net income	$2,666	$3,756
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	1,178	1,385
Provision for credit losses	630	815
Stock based compensation	801	250
Net gain on sale of securities	(431)	(74)
Net loss on sale and write down of OREO and other repossessed property	164	154
Earnings from investment in BOLI	(166)	(169)
Deferred tax benefit	(330)	(285)
Proceeds from sales of loans	8,725	14,332
Loans originated for sale	(8,497)	(13,172)
Gain on sale of loans and mortgage banking income	(228)	(543)
Write-off of property and equipment	-	690
Increase in accrued interest receivable	(229)	(289)
Increase in other assets	(6,505)	(859)
Decrease in accrued interest payable	(16)	(29)
Increase (decrease) in other liabilities	1,439	(245)
Net Cash (Used in) Provided By Operating Activities	(799)	5,717
Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Sales	43,913	17,969
Maturities, repayments and calls	50,660	39,982
Purchases	(62,646)	(47,929)
Activity in held-to-maturity securities:
Sales	757	-
Maturities, repayments and calls	6,864	1,452
Purchases	(13,507)	(7,209)
Net increase in restricted stock	(176)	(377)
Net increase in loans	(27,979)	(17,273)
Purchases of property and equipment	(2,892)	(280)
Costs capitalized in OREO and other repossessed property	(954)	-
Proceeds from sale of OREO and other repossessed property	432	-
Net Cash Used in Investing Activities	(5,528)	(13,665)
Cash Flows From Financing Activities:
Net increase in deposits	39,268	3,375
Repayment of FHLBP advances	(10,000)	-
Net (decrease) increase in repurchase agreements	(12,933)	11,280
Proceeds from issuance of subordinated debt	-	9,750
Repayment of other borrowings	(33)	(30)
Dividends paid	(598)	(629)
Proceeds from the exercise of stock options	-	263
Taxes on exercise of stock options	(437)	(153)
Tax benefit for restricted stock vest	64	-
Redemption of preferred stock	-	(9,750)
Sale of treasury stock	319	297
Net Cash Provided by Financing Activities	15,650	14,403
Net Change in Cash and Cash Equivalents	9,323	6,455
Cash and Cash Equivalents at Beginning of Period	21,119	12,504
Cash and Cash Equivalents at End of Period	$30,442	$18,959
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,134	$2,024
Income taxes	875	1,702
Supplemental Disclosure of Non-cash Flow Information:
Transfers from loans to real estate owned and other repossessed property	-	1,488

See accompanying notes to unaudited consolidated financial statements.

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, DNB First, National Association (the "Bank") have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior amounts not affecting net income are reclassified when necessary to conform to current period classifications. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results which may be expected for the entire year.  The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2015.

Subsequent Events-- Management has evaluated events and transactions occurring subsequent to September 30, 2016 for items that should potentially be recognized or disclosed in these Consolidated Financial Statements. The evaluation was conducted through the date these financial statements were issued.

East River Bank Acquisition

Effective October 1, 2016, DNB completed its previously announced merger (the "Merger") with East River Bank (“ERB”). Pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of April 4, 2016, at the effective time of the Merger, ERB merged with and into DNB First, N.A., a wholly owned subsidiary of DNB.

ERB was a locally-managed institution, headquartered in Philadelphia, Pennsylvania with three locations in Philadelphia. With this acquisition, DNB will have 15 locations in Chester, Delaware and Philadelphia Counties, Pennsylvania. As of June 30, 2016, ERB had approximately $306.8 million in loans, $229.0 million in deposits and $320.4 million in total assets. In accordance with the terms of the Merger Agreement, holders of East River Bank common shares received, in aggregate, $6.7 million in cash and 1,368,611 shares or approximately 32% of DNB’s outstanding common stock. The transaction was valued at $47.5 million based on DNB’s September 30, 2016 closing share price of $28.42 as quoted on NASDAQ. The results of the combined entity’s operations will be included in DNB’s Consolidated Financial Statements from the date of acquisition.

The acquisition of ERB will be accounted for as a business combination using the acquisition method of accounting, which includes estimating the fair value of assets acquired, liabilities assumed and consideration paid as of the acquisition date. These preliminary estimates will be completed during the fourth quarter of 2016 and will be subject to adjustments during the up to one year measurement period after the acquisition.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). The amendments in this update provide guidance for eight specific cash flow classification issues for which current guidance is unclear or does not exist, thereby reducing diversity in practice. For public companies, the update is effective for annual periods beginning after December 15, 2017. DNB is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on DNB's consolidated financial statements.

NOTE 2: INVESTMENT SECURITIES

The amortized cost and fair values of investment securities, as of the dates indicated, are summarized as follows:

		September 30, 2016
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$8,161	$480	$-	$8,641
Government Sponsored Entities (GSE) mortgage-backed securities	1,545	65	-	1,610
Corporate bonds	12,854	414	(6)	13,262
Collateralized mortgage obligations GSE	2,148	30	-	2,178
State and municipal taxable	1,009	40	-	1,049
State and municipal tax-exempt	48,072	313	(14)	48,371
Total	$73,789	$1,342	$(20)	$75,111

Available For Sale
US Government agency obligations	$52,436	$121	$(15)	$52,542
GSE mortgage-backed securities	32,605	236	-	32,841
Collateralized mortgage obligations GSE	13,834	28	(107)	13,755
Corporate bonds	17,522	69	(140)	17,451
State and municipal tax-exempt	5,095	8	(4)	5,099
Total	$121,492	$462	$(266)	$121,688

		December 31, 2015
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$7,973	$320	$-	$8,293
Government Sponsored Entities (GSE) mortgage-backed securities	2,759	83	-	2,842
Corporate bonds	11,518	234	(42)	11,710
Collateralized mortgage obligations GSE	2,623	9	(26)	2,606
State and municipal tax-exempt	42,956	300	(276)	42,980
Total	$67,829	$946	$(344)	$68,431

Available For Sale
US Government agency obligations	$58,460	$-	$(252)	$58,208
GSE mortgage-backed securities	40,663	13	(325)	40,351
Collateralized mortgage obligations GSE	16,241	3	(438)	15,806
Corporate bonds	20,921	-	(350)	20,571
State and municipal tax-exempt	17,274	180	(11)	17,443
Total	$153,559	$196	$(1,376)	$152,379

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The following table details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at September 30, 2016 and December 31, 2015.

	September 30, 2016
			Fair Value	Unrealized	Fair Value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
Corporate bonds	$1,988	$(6)	$-	$-	$1,988	$(6)
Collateralized mortgage obligations GSE	325	-	325	-	-	-
State and municipal tax-exempt	6,202	(14)	6,202	(14)	-	-
Total	$8,515	$(20)	$6,527	$(14)	$1,988	$(6)
Available For Sale
US Government agency obligations	$20,185	$(15)	$20,185	$(15)	$-	$-
Collateralized mortgage obligations GSE	9,078	(107)	1,734	(14)	7,344	(93)
Corporate bonds	10,752	(140)	5,315	(56)	5,437	(84)
State and municipal tax-exempt	3,087	(4)	3,087	(4)	-	-
Total	$43,102	$(266)	$30,321	$(89)	$12,781	$(177)

	December 31, 2015
			Fair Value	Unrealized	Fair Value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
Corporate bonds	$7,597	$(42)	$7,597	$(42)	$-	$-
Collateralized mortgage obligations GSE	1,482	(26)	388	(10)	1,094	(16)
State and municipal tax-exempt	13,161	(276)	4,380	(34)	8,781	(242)
Total	$22,240	$(344)	$12,365	$(86)	$9,875	$(258)
Available For Sale
US Government agency obligations	$58,208	$(252)	$58,208	$(252)	$-	$-
GSE mortgage-backed securities	38,307	(325)	33,984	(238)	4,323	(87)
Collateralized mortgage obligations GSE	15,231	(438)	4,187	(41)	11,044	(397)
Corporate bonds	20,571	(350)	16,157	(264)	4,414	(86)
State and municipal tax-exempt	6,660	(11)	6,660	(11)	-	-
Total	$138,977	$(1,376)	$119,196	$(806)	$19,781	$(570)

As of September 30, 2016, there were twelve collateralized mortgage obligations GSE, two U.S. agency obligations, seven tax-exempt municipalities, and seven corporate bonds which were in an unrealized loss position. DNB does not intend to sell these securities and management of DNB does not expect to be required to sell any of these securities prior to a recovery of its cost basis. Management has reviewed all of these securities and believes that DNB will collect all principal and interest that is due on debt securities on a timely basis.  Management does not believe any individual unrealized loss as of September 30, 2016 represents an other-than-temporary impairment (OTTI). DNB reviews its investment portfolio on a quarterly basis judging each investment for OTTI. The OTTI analysis focuses on condition of the issuers as well as duration and severity of impairment in determining OTTI. As of September 30, 2016, the following securities were reviewed:

Collateralized mortgage obligations GSE  There are twelve impaired securities classified as collateralized mortgage obligations, eight of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 1.84% of its book value. All of these securities were issued and insured by FNMA, FHLMC or GNMA. DNB receives monthly principal and interest payments on all of these securities on a timely basis and none of these agencies has ever defaulted on mortgage-backed principal or interest. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from September 30, 2016 levels. Management concluded that these securities were not other-than-temporarily impaired at September 30, 2016.

US Government agency obligations  There are two impaired securities classified as agencies, none of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 0.11% of its book value. All of these securities were issued and insured by FHLB, FNMA, or FHLMC. DNB has received timely interest payments on all of these securities and none of these agencies have ever defaulted on their bonds. DNB anticipates a recovery in the market value as the securities approach their maturity dates. Management concluded that these securities were not other-than-temporarily impaired at September 30, 2016.

State and municipal tax-exempt There are seven impaired securities in this category, which are comprised of intermediate to long-term municipal bonds, all of which have been impaired for less than 12 months. The largest unrealized loss of a security in this group is 0.47% of its book value. All of the issues carry an “A” or better underlying credit rating and/or have strong underlying fundamentals; included but not limited to annual financial reports, geographic location, population and debt ratios. In certain cases, options for calls reduce the effective duration and in turn, future market value fluctuations. All issues are performing and are expected to continue to perform in accordance with their respective contractual terms and conditions. There have not been disruptions of any payments, associated with any of these municipal securities. These bonds are investment grade and the value decline is related to the changes in interest rates. Of the seven municipal securities, there are three uninsured school districts, two insured townships, and two uninsured townships, all of which have strong underlying ratings. Management concluded that these securities were not other-than-temporarily impaired at September 30, 2016.

Corporate bonds There are seven impaired bonds classified as corporate bonds, four of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 2.98% of its book value. The bonds are investment grade and the value decline is related to the changes in interest rates that occurred since the time of purchase and subsequent changes in spreads affecting the market prices. All of the issues carry a "BBB+" or better underlying credit support and were evaluated on the basis on their underlying fundamentals; included but not limited to annual financial reports, rating agency reports, capital strength and debt ratios. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from September 30, 2016 levels. Management concluded that these securities were not other-than-temporarily impaired at September 30, 2016.

The amortized cost and fair value of investment securities as of September 30, 2016, by final contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid without penalties.

	Held to Maturity		Available for Sale
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$-	$-	$12,751	$12,732
Due after one year through five years	22,695	23,572	58,429	58,504
Due after five years through ten years	30,108	30,460	7,295	7,336
Due after ten years	20,986	21,079	43,017	43,116
Total investment securities	$73,789	$75,111	$121,492	$121,688

The HTM security that was sold during the nine months ended September 30, 2016 was permissible because DNB collected greater than 85% of the original recorded investment on the HTM security prior to the sale. Gains and losses resulting from investment sales, redemptions or calls were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Gross realized gains-AFS	$176	$13	$440	$77
Gross realized gains-HTM	21	-	21	-
Gross realized losses-AFS	-	(3)	(30)	(3)
Net realized gain	$197	$10	$431	$74

At September 30, 2016 and December 31, 2015, investment securities with a carrying value of approximately $111.3 million and $147.9 million, respectively, were pledged to secure public funds, repurchase agreements and for other purposes as required by law.

NOTE 3: LOANS

The following table sets forth information concerning the composition of total loans outstanding, as of the dates indicated.

(Dollars in thousands)	September 30, 2016	December 31, 2015
Residential mortgage	$28,379	$28,651
Commercial mortgage	287,638	274,132
Commercial:
Commercial term	104,755	102,178
Commercial construction	29,677	20,364
Consumer:
Home equity	53,175	51,270
Other	5,851	5,163
Total loans	$509,475	$481,758
Less allowance for credit losses	(5,303)	(4,935)
Net loans	$504,172	$476,823

Information concerning non-accrual loans is shown in the following tables:

			Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
(Dollars in thousands)	December 31, 2015	September 30, 2016	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income
Non-accrual loans:
Residential mortgage	$1,619	$1,759	$15	$-	$15	$51	$-	$51
Commercial mortgage	1,048	3,061	74	-	74	139	-	139
Commercial:
Commercial term	188	202	3	-	3	9	-	9
Commercial construction	1,028	1,217	46	-	46	134	-	134
Consumer:
Home equity	563	492	7	-	7	23	-	23
Other	189	221	5	-	5	14	-	14
Total non-accrual loans	$4,635	$6,952	$150	$-	$150	$370	$-	$370
Loans 90 days past due and accruing	457	-	-	-	-	2	2	-
Total non-performing loans	$5,092	$6,952	$150	$-	$150	$372	$2	$370

		Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
(Dollars in thousands)	September 30, 2015	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income
Non-accrual loans:
Residential mortgage	$1,600	$10	$-	$10	$50	$-	$50
Commercial mortgage	1,075	21	-	21	64	-	64
Commercial:
Commercial term	191	2	-	2	7	-	7
Commercial construction	451	56	-	56	226	-	226
Consumer:
Home equity	313	7	-	7	19	-	19
Other	120	6	-	6	14	-	14
Total non-accrual loans	$3,750	$102	$-	$102	$380	$-	$380
Loans 90 days past due and accruing	498	-	-	-	5	5	-
Total non-performing loans	$4,248	$102	$-	$102	$385	$5	$380

NOTE 4: ALLOWANCE FOR CREDIT LOSSES

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a scheduled payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of September 30, 2016 and December 31, 2015.

Age Analysis of Past Due Loans Receivable

September 30, 2016
							Loans
							Receivable
	30-59	60-89	Greater			Total	> 90
	Days Past	Days Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivable	Accruing
Residential mortgage	$135	$377	$1,686	$2,198	$26,181	$28,379	$-
Commercial mortgage	-	-	2,294	2,294	285,344	287,638	-
Commercial:
Commercial term	-	-	23	23	104,732	104,755	-
Commercial construction	-	-	1,217	1,217	28,461	29,677	-
Consumer:
Home equity	-	-	344	344	52,831	53,175	-
Other	123	6	181	310	5,541	5,851	-
Total	$258	$383	$5,745	$6,386	$503,090	$509,475	$-

December 31, 2015
							Loans
							Receivable
	30-59	60-89	Greater			Total	> 90
	Days Past	Days Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivable	Accruing
Residential mortgage	$502	$552	$2,076	$3,130	$25,521	$28,651	$457
Commercial mortgage	36	86	96	218	273,914	274,132	-
Commercial:
Commercial term	-	-	-	-	102,178	102,178	-
Commercial construction	-	581	447	1,028	19,336	20,364	-
Consumer:
Home equity	7	310	153	470	50,800	51,270	-
Other	100	-	148	248	4,915	5,163	-
Total	$645	$1,529	$2,920	$5,094	$476,664	$481,758	$457

The following tables summarize information in regards to impaired loans by loan portfolio class as of and for the three and nine months ended September 30, 2016 and 2015 and as of December 31, 2015.

Impaired Loans

	September 30, 2016			December 31, 2015
	Recorded	Unpaid	Related	Recorded	Unpaid	Related
	Investment	Principal	Allowance	Investment	Principal	Allowance
(Dollars in thousands)		Balance			Balance
With no related allowance recorded:
Residential mortgage	$829	$867	$-	$1,620	$1,919	$-
Commercial mortgage	3,061	3,433	-	1,181	1,461	-
Commercial:
Commercial term	23	25	-	-	-	-
Commercial construction	770	770	-	1,140	3,526	-
Consumer:
Home equity	595	647	-	691	716	-
Other	115	123	-	82	90	-
Total	$5,393	$5,865	$-	$4,714	$7,712	$-
With allowance recorded:
Residential mortgage	930	1,191	194	-	-	-
Commercial:
Commercial term	179	197	100	200	211	110
Commercial construction	447	2,833	89	-	-	-
Consumer:
Other	106	106	3	107	107	4
Total	$1,662	$4,327	$386	$307	$318	$114
Total:
Residential mortgage	1,759	2,058	194	1,620	1,919	-
Commercial mortgage	3,061	3,433	-	1,181	1,461	-
Commercial:
Commercial term	202	222	100	200	211	110
Commercial construction	1,217	3,603	89	1,140	3,526	-
Consumer:
Home equity	595	647	-	691	716	-
Other	221	229	3	189	197	4
Total	$7,055	$10,192	$386	$5,021	$8,030	$114

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Residential mortgage	$880	$-	$1,577	$-	$1,254	$-	$1,948	$-
Commercial mortgage	3,101	-	2,277	28	2,102	-	2,831	85
Commercial:
Commercial term	24	-	-	-	18	-	-	-
Commercial construction	924	-	125	-	944	-	763	-
Lease financing	-	-	-	-	-	-	-	-
Home equity	631	1	489	1	657	3	497	3
Other	116	-	125	-	101	-	134	-
Total	$5,676	$1	$4,593	$29	$5,076	$3	$6,173	$88
With allowance recorded:
Residential mortgage	886	-	59	-	479	-	131	-
Commercial mortgage	-	-	101	-	-	-	151	-
Commercial:
Commercial term	181	-	200	-	187	-	200	-
Commercial construction	447	-	588	-	335	-	672	-
Lease financing	-	-	-	-	-	-	-	-
Home equity	-	-	-	-	-	-	22	-
Other	106	-	20	-	107	-	10	-
Total	$1,620	$-	$968	$-	$1,108	$-	$1,186	$-
Total:
Residential mortgage	1,766	-	1,636	-	1,733	-	2,079	-
Commercial mortgage	3,101	-	2,378	28	2,102	-	2,982	85
Commercial:
Commercial term	205	-	200	-	205	-	200	-
Commercial construction	1,371	-	713	-	1,279	-	1,435	-
Lease financing	-	-	-	-	-	-	-	-
Home equity	631	1	489	1	657	3	519	3
Other	222	-	145	-	208	-	144	-
Total	$7,296	$1	$5,561	$29	$6,184	$3	$7,359	$88

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within DNB’s internal risk rating system as of September 30, 2016 and December 31, 2015.

Credit Quality Indicators

	September 30, 2016
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$26,357	$-	$2,022	$-	$28,379
Commercial mortgage	272,094	4,771	10,773	-	287,638
Commercial:
Commercial term	96,873	592	7,290	-	104,755
Commercial construction	26,945	-	2,732	-	29,677
Consumer:
Home equity	52,522	-	653	-	53,175
Other	5,630	-	221	-	5,851
Total	$480,421	$5,363	$23,691	$-	$509,475

	December 31, 2015
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$26,762	$-	$1,889	$-	$28,651
Commercial mortgage	262,036	4,802	7,294	-	274,132
Commercial:
Commercial term	93,025	2,555	6,598	-	102,178
Commercial construction	17,521	-	2,843	-	20,364
Consumer:
Home equity	50,551	-	719	-	51,270
Other	4,974	-	189	-	5,163
Total	$454,869	$7,357	$19,532	$-	$481,758

Loans classified as troubled debt restructurings (“TDR”) are considered impaired. As of September 30, 2016, DNB had one consumer home equity loan classified as a TDR totaling $102,000, compared to one consumer home equity loan classified as a TDR totaling $102,000 (the same loan) at December 31, 2015, and one consumer home equity loan classified as a TDR totaling $102,000 (the same loan) at September 30, 2015. The monthly payment on this loan was reduced for 36 months and the borrower will resume making contractual payments at the end of this period. The loan was extended and there was no reduction of principal. This loan was classified a TDR in June of 2014. The balance of the loan prior to modification was $102,000 and the balance after the modification was $102,000. During the nine months ended September 30, 2016 and 2015, there were no defaults on any terms of this loan.

As of September 30, 2016, DNB had one consumer installment loan classified as a TDR totaling $40,000 compared to one consumer installment loan classified as a TDR totaling $40,000 (the same loan) at December 31, 2015, and no such loans at September 30, 2015. The interest rate on the loan was reduced. The loan was extended and there was no reduction of principal. This loan was classified as a TDR in December of 2015. The balance of the loan prior to modification was $42,000 and the balance after the modification was $42,000. DNB recognized a partial charge-off on the loan in the amount of $2,000. During the nine months ended September 30, 2016 and 2015, there were no defaults on any terms of this loan.

The following tables set forth the composition of DNB’s allowance for credit losses as of September 30, 2016 and December 31, 2015, the activity for the three and nine months ended September 30, 2016 and 2015 and as of and for the year ended December 31, 2015.

Allowance for Credit Losses and Recorded Investment in Loans Receivables

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - July 1, 2016	$314	$2,370	$891	$866	$-	$191	$64	$551	$5,247
Charge-offs	-	(39)	(8)	-	-	-	-	-	(47)
Recoveries	2	-	-	-	1	-	-	-	3
Provisions	87	141	(90)	7	(1)	11	(2)	(53)	100
Ending balance - September 30, 2016	$403	$2,472	$793	$873	$-	$202	$62	$498	$5,303

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2016	$216	$2,375	$989	$569	$-	$195	$64	$527	$4,935
Charge-offs	(206)	(39)	(32)	-	-	-	-	-	(277)
Recoveries	10	-	1	1	2	-	1	-	15
Provisions	383	136	(165)	303	(2)	7	(3)	(29)	630
Ending balance - September 30, 2016	$403	$2,472	$793	$873	$-	$202	$62	$498	$5,303
Ending balance: individually evaluated for impairment	$194	$-	$100	$89	$-	$-	$3	$-	$386
Ending balance: collectively evaluated for impairment	$209	$2,472	$693	$784	$-	$202	$59	$498	$4,917
Loans receivables:
Ending balance	$28,379	$287,638	$104,755	$29,677	$-	$53,175	$5,851		$509,475
Ending balance: individually evaluated for impairment	$1,759	$3,061	$202	$1,217	$-	$595	$221		$7,055
Ending balance: collectively evaluated for impairment	$26,620	$284,577	$104,553	$28,460	$-	$52,580	$5,630		$502,420
Reserve for unfunded loan commitments included in other liabilities	$-	$3	$119	$64	$-	$13	$-		$199

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - July 1, 2015	$265	$2,562	$721	$774	$-	$190	$65	$531	$5,108
Charge-offs	(34)	(105)	(16)	(299)	-	(10)	(30)	-	(494)
Recoveries	2	-	8	5	-	-	-	-	15
Provisions	(39)	34	6	198	-	20	31	(150)	100
Ending balance - September 30, 2015	$194	$2,491	$719	$678	$-	$200	$66	$381	$4,729

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2015	$269	$2,300	$709	$881	$-	$189	$70	$488	$4,906
Charge-offs	(69)	(105)	(190)	(577)	-	(11)	(60)	-	(1,012)
Recoveries	2	-	10	5	2	-	1	-	20
Provisions	(8)	296	190	369	(2)	22	55	(107)	815
Ending balance - September 30, 2015	$194	$2,491	$719	$678	$-	$200	$66	$381	$4,729
Reserve for unfunded loan commitments included in other liabilities	$-	$4	$105	$57	$-	$12	$-		$178

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Ending balance - December 31, 2015	$216	$2,375	$989	$569	$-	$195	$64	$527	$4,935
Ending balance: individually evaluated for impairment	$-	$-	$110	$-	$-	$-	$4	$-	$114
Ending balance: collectively evaluated for impairment	$216	$2,375	$879	$569	$-	$195	$60	$527	$4,821
Loans receivables:
Ending balance	$28,651	$274,132	$102,178	$20,364	$-	$51,270	$5,163		$481,758
Ending balance: individually evaluated for impairment	$1,620	$1,181	$200	$1,140	$-	$691	$189		$5,021
Ending balance: collectively evaluated for impairment	$27,031	$272,951	$101,978	$19,224	$-	$50,579	$4,974		$476,737
Reserve for unfunded loan commitments included in other liabilities	$-	$2	$115	$58	$-	$13	$-		$188

NOTE 5: EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the treasury stock method and reflects the potential dilution that could occur from the exercise of stock options, and warrants and the amortized portion of unvested stock awards. Stock options and unvested stock awards for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. Treasury shares are not deemed outstanding for calculations. There were no outstanding stock warrants, no anti-dilutive stock options outstanding, and 16,595 anti-dilutive stock awards outstanding at September 30, 2016. There were no anti-dilutive stock warrants outstanding, no anti-dilutive stock options outstanding, and no anti-dilutive stock awards outstanding at September 30, 2015. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2016
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$1	2,853	$0.00	$2,666	2,845	$0.94
Effect of potential dilutive common stock equivalents – stock options and restricted shares	-	33	(0.00)	-	34	(0.01)
Diluted EPS
Income available to common stockholders after assumed conversions	$1	2,886	$0.00	$2,666	2,879	$0.93

	Three Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2015
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$1,261	2,807	$0.45	$3,714	2,798	$1.33
Effect of potential dilutive common stock equivalents – stock options and restricted shares	-	45	(0.01)	-	46	(0.02)
Diluted EPS
Income available to common stockholders after assumed conversions	$1,261	2,852	$0.44	$3,714	2,844	$1.31

NOTE 6: ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders' equity are as follows:

Accumulated Other Comprehensive Loss	Before-Tax	Tax	Net-of-Tax
(Dollars in thousands)	Amount	Effect	Amount
September 30, 2016
Net unrealized gain on AFS securities	$196	$(66)	$130
Discount on AFS to HTM reclassification	(8)	3	(5)
Unrealized actuarial losses-pension	(1,812)	616	(1,196)
	$(1,624)	$553	$(1,071)
December 31, 2015
Net unrealized loss on AFS securities	$(1,180)	$402	$(778)
Discount on AFS to HTM reclassification	(17)	6	(11)
Unrealized actuarial losses-pension	(1,812)	616	(1,196)
	$(3,009)	$1,024	$(1,985)

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

Repurchase Agreements Accounted for as Secured Borrowings

Repurchase agreements accounted for as secured borrowings are shown in the following table.

(Dollars in thousands)	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
September 30, 2016
Repurchase agreements and repurchase-to-maturity transactions	$19,483	$-	$-	$-	$19,483
Gross amount of recognized liabilities for repurchase agreements
in statement of condition	$19,483				$19,483
December 31, 2015
Repurchase agreements and repurchase-to-maturity transactions	$32,416	$-	$-	$-	$32,416
Gross amount of recognized liabilities for repurchase agreements
in statement of condition	$32,416				$32,416

As of September 30, 2016 and December 31, 2015, DNB had $19.5 million and $32.4 million of repurchase agreements, respectively. In conjunction with these repurchase agreements, $19.9 million and $33.1 million of state and municipal securities were sold on an overnight basis as of September 30, 2016 and December 31, 2015, respectively, which represents 102% of the repurchase agreement amounts.

NOTE 8: STOCK-BASED COMPENSATION

Stock Option Plan

DNB has a Stock Option Plan for employees and directors. Under the plan, options (both qualified and non-qualified) to purchase a maximum of 793,368 (as adjusted for subsequent stock dividends) shares of DNB’s common stock could be issued to employees and directors. Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years. Vesting of options under the plan is determined by the Plan Committee. There were 354,090 shares available for grant at September 30, 2016. All options are immediately exercisable. During the three and nine months ended September 30, 2016 and 2015, DNB had no expenses related to the plan. DNB has no anticipated additional expense related to the plan. Stock option activity is indicated below.

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2016	64,500	$8.67
Issued	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding September 30, 2016	64,500	$8.67

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2015	163,586	$15.13
Issued	-	-
Exercised	95,834	19.40
Forfeited	-	-
Expired	-	-
Outstanding September 30, 2015	67,752	$9.09

The weighted-average price and weighted average remaining contractual life for the outstanding options are listed in the following table for the dates indicated.

September 30, 2016
Range of			Weighted Average
Exercise	Number	Number	Exercise	Remaining	Intrinsic
Prices	Outstanding	Exercisable	Price	Contractual Life	Value
$6.93-10.99	64,500	64,500	$8.67	1.40 years	$1,077,000

December 31, 2015
Range of			Weighted Average
Exercise	Number	Number	Exercise	Remaining	Intrinsic
Prices	Outstanding	Exercisable	Price	Contractual Life	Value
$6.93-10.99	64,500	64,500	$8.67	2.15 years	$1,344,000

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

Share awards granted by the Plan were recorded at the date of award based on the market value of shares.  Awards are being amortized to expense over a three or four year cliff-vesting period. DNB records compensation expense equal to the value of the shares being amortized. For the three and nine month periods ended September 30, 2016, $71,000 and $801,000 was amortized to expense, respectively. For the three and nine month periods ended September 30, 2015, $85,000 and $250,000 was amortized to expense, respectively. As of September 30, 2016, there was approximately $523,000 in additional compensation that will be recognized over the remaining service period of approximately 1.66 years. At September 30, 2016, 87,629 shares were reserved for future grants under the Plan.

The shares awarded from the vesting resulted in an increase in shares outstanding of 18,079. There was a cash equivalent of 15,621 shares used to pay all applicable taxes on the transaction. Stock grant activity is indicated below:

		Weighted Average
	Shares	Stock Price
Non-vested stock awards—January 1, 2016	77,255	$22.71
Granted	3,540	28.33
Forfeited	-	-
Vested	33,700	23.66
Non-vested stock awards—September 30, 2016	47,095	$22.46

		Weighted Average
	Shares	Stock Price
Non-vested stock awards—January 1, 2015	75,930	$17.66
Granted	-	-
Forfeited	1,270	19.21
Vested	-	-
Non-vested stock awards—September 30, 2015	74,660	$17.63

NOTE 9:  INCOME TAXES

As of September 30, 2016, DNB had no material unrecognized tax benefits or accrued interest and penalties. It is DNB’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.  Federal and state tax years 2012 through 2015 were open for examination as of September 30, 2016.

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

The following table summarizes the assets at September 30, 2016 and December 31, 2015 that are recognized on DNB’s statement of financial condition using fair value measurement determined based on the differing levels of input:

	September 30, 2016

(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities:
US Government agency obligations	$-	$52,542	$-	$52,542
GSE mortgage-backed securities	-	32,841	-	32,841
Collateralized mortgage obligations GSE	-	13,755	-	13,755
Corporate bonds	-	17,451	-	17,451
State and municipal tax-exempt	-	5,099	-	5,099
Total	$-	$121,688	$-	$121,688

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$1,333	$1,333
Total	$-	$-	$1,333	$1,333

	December 31, 2015

(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities:
US Government agency obligations	$-	$58,208	$-	$58,208
GSE mortgage-backed securities	-	40,351	-	40,351
Collateralized mortgage obligations GSE	-	15,806	-	15,806
Corporate bonds	-	20,571	-	20,571
State and municipal tax-exempt	-	17,443	-	17,443
Total	$-	$152,379	$-	$152,379

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$964	$964
OREO and other repossessed property	-	-	682	682
Total	$-	$-	$1,646	$1,646

The following table presents additional information about assets measured at fair value on a nonrecurring basis and for which DNB has utilized Level 3 inputs to determine fair value:

September 30, 2016
Quantitative Information about Level 3 Fair Value Measurement

	Fair Value	Valuation		Range
(Dollars in thousands)	Estimate	Techniques	Unobservable Input	(Weighted Average)
Impaired loans - Residential mortgage	$736	Appraisal of	Appraisal adj. (2)	-25%	to	-25%	(-25%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loans - Commercial mortgage	57	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-13%	to	-13%	(-13%)
Impaired loans - Commercial term	79	Appraisal of	Appraisal adj. (2)	-72%	to	-72%	(-72%)
		collateral (1)	Disposal costs (2)	-11%	to	-11%	(-11%)
Impaired loans - Commercial construction	358	Appraisal of	Appraisal adj. (2)	-20%	to	-20%	(-20%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loans - Consumer other	103	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loan total	$1,333
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

Impaired loans.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $7.1 million at September 30, 2016. Of this, $1.7 million had specific valuation allowances of $386,000, leaving a fair value of $1.3 million as of September, 2016. In addition, DNB had $96,000 in impaired loans that were partially charged down by $39,000, leaving $57,000 at fair value as of September 30, 2016. Impaired loans had a carrying amount of $5.0 million at December 31, 2015. Of this, $307,000 had specific valuation allowances of $114,000, leaving a fair value of $193,000 at December 31, 2015. In addition, DNB had $931,000 in impaired loans that were partially charged down by $160,000, leaving $771,000 at fair value as of December 31, 2015.

Other Real Estate Owned & other repossessed property.  Other real estate owned (“OREO”) consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets are classified as OREO and other repossessed property are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. DNB had $2.9 million of such assets at September 30, 2016, $2.8 million of which was OREO and $165,000 was in other repossessed property. DNB had $2.6 million of such assets at December 31, 2015, which consisted of $2.4 million in OREO and $165,000 in other repossessed property. Subsequent to the repossession of these assets, DNB did not write down the carrying values of OREO during the nine month period ended September 30, 2016. DNB wrote down the carrying value of one OREO property by $154,000 to $453,000 during the nine months period ended September 30, 2015.

DNB's policy is to recognize transfer between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Level 1 and 2 for the three and nine months ended September 30, 2016.

Below is management’s estimate of the fair value of all financial instruments, whether carried at cost or fair value on the Company’s consolidated balance sheet. The carrying amounts and fair values of financial instruments at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$30,442	$30,442	$30,442	$-	$-
AFS investment securities	121,688	121,688	-	121,688	-
HTM investment securities	73,789	75,111	-	73,111	2,000
Restricted stock	3,623	3,623	-	3,623	-
Loans, net of allowance, including impaired	504,172	492,616	-	-	492,616
Accrued interest receivable	2,639	2,639	-	2,639	-
Financial liabilities
Deposits:
Non-interest-bearing deposits	146,731	146,731	-	146,731	-
Interest-bearing deposits	403,579	403,579	-	403,579	-
Time deposits	71,920	71,751	-	71,751	-
Brokered deposits	23,313	23,235	-	23,235	-
Repurchase agreements	19,483	19,483	-	19,483	-
FHLBP advances	20,000	20,222	-	20,222	-
Junior subordinated debentures and other borrowings	9,279	8,431	-	8,431	-
Subordinated debt	9,750	9,472	-	9,472	-
Accrued interest payable	329	329	-	329	-
Off-balance sheet instruments	-	-	-	-	-

	December 31, 2015

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$21,119	$21,119	$21,119	$-	$-
AFS investment securities	152,379	152,379	-	152,379	-
HTM investment securities	67,829	68,431	-	66,431	2,000
Restricted stock	3,447	3,447	-	3,447	-
Loans, net of allowance, including impaired	476,823	461,925	-	-	461,925
Accrued interest receivable	2,410	2,410	-	2,410	-
Financial liabilities
Deposits:
Non-interest-bearing deposits	125,581	125,581	-	125,581	-
Interest-bearing deposits	396,188	396,188	-	396,188	-
Time deposits	66,018	65,697	-	65,697	-
Brokered deposits	18,488	18,327	-	18,327	-
Repurchase agreements	32,416	32,416	-	32,416	-
FHLBP advances	30,000	30,210	-	30,210	-
Junior subordinated debentures and other borrowings	9,279	7,889	-	7,889	-
Subordinated debt	9,750	9,999	-	9,999	-
Accrued interest payable	345	345	-	345	-
Off-balance sheet instruments	-	-	-	-	-

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

Deposits The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate money market accounts, savings accounts, and interest checking accounts approximate their fair values at the reporting date. Fair values for fixed-rate CDs and brokered deposits (all of which are CDs) are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits. Of the $23.3 million in brokered deposits, $10.0 million matures in 2017, $3.2 million matures in 2018, $5.2 million matures in 2020, and $5.0 million matures in 2021.

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

Off-balance-sheet Instruments (Disclosed at Cost)  Off-balance-sheet instruments are primarily comprised of loan commitments, which are generally priced at market at the time of funding. Fees on commitments to extend credit and stand-by letters of credit are deemed to be immaterial and these instruments are expected to be settled at face value or expire unused. It is impractical to assign any fair value to these instruments. At September 30, 2016, un-funded loan commitments totaled $122.1 million and stand-by letters of credit totaled $2.7 million. At December 31, 2015, un-funded loan commitments totaled $116.4 million and stand-by letters of credit totaled $3.2 million.

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

Strategic Plan Update.  DNB reported net income available to common stockholders of $1,000, or less than a penny per diluted share, for the quarter ending September 30, 2016, compared with $1.3 million, or $0.44 per diluted share, for the same quarter, last year. Results for the three months ended September 30, 2016 included merger-related costs of $1.5 million associated with East River Bank and gains from insurance proceeds of $30,000. There was an associated income tax adjustment of $259,000 for these two items. See DNB’s 8-K filed on October 20, 2016.

On both a year-over-year and sequential quarter basis, the net interest margin remained relatively stable despite continuing pressure from ultra-low interest rates and the flattening yield curve.  The net interest margin was 3.06% for the third quarter of 2016, compared with 3.13% for the same quarter, last year.  On a sequential quarter basis, the net interest margin slipped only two basis points from 3.08% for the three months ending June 30, 2016.

On a sequential quarter basis, total loans increased $15.1 million, or 3.0% (not annualized), to $509.2 million as of September 30, 2016.  As of the same date, total loans were 66.1% of total assets.  The loan growth occurred primarily in the commercial real estate and consumer loan categories.  The Company remains disciplined and intends to maintain conservative underwriting standards while growing commercial-oriented loans in a competitive market.

Asset quality remained solid as net charge-offs were only 0.03% of total average loans for the quarter ending September 30, 2016, compared with 0.10% for the quarter ending June 30, 2016, and 0.40% for the quarter ending September 30, 2015.  Total non-performing assets, including loans and other real estate property, were $9.9 million as of September 30, 2016, compared with $10.5 million as of June 30, 2016 and $7.7 million as of December 31, 2015.  The ratio of non-performing loans to total loans was 1.36% as of September 30, 2016, compared with 1.54% as of June 30, 2016. As of September 30, 2016, the allowance for loan losses to total loans ratio was 1.04%.

On a sequential quarter basis, total core deposits increased $5.5 million to $550.3 million and were 85.3% of total deposits as of September 30, 2016.  Total deposits were $645.5 million as of September 30, 2016, compared with $606.3 million as of December 31, 2015.

Total non-interest income for the third quarter of 2016 was $1.4 million, compared with $1.4 million for the prior quarter and $1.0 million for the quarter ended September 30, 2015.  Total non-interest income for the third quarter of 2016 included a $30,000 gain from the insurance proceeds associated with the fire at our West Chester location.  Wealth management fees were $393,000 for the third quarter of 2016 compared with $441,000 for the second quarter of 2016, and $317,000 for the quarter ending September 30, 2015.  Wealth management fees represented approximately one-third of total fee income.  Net gains from the sale of investment securities were $197,000 for the three months ending September 30, 2016, compared with $203,000 for the quarter ending June 30, 2016, and $10,000 for the same quarter, last year.

Non-interest expense was $6.7  million for the third quarter of 2016, compared with $5.2 million for the second quarter of 2016, and $4.8 million for the quarter ending September 30, 2015.  Non-interest expense for the quarter ending September 30, 2016 included merger-related costs of $1.5 million associated with East River Bank.  Excluding these items, non-interest expense was $5.2  million for the quarter ending September 30, 2016.  On a sequential quarter basis, salary and employee benefits expense increased $124,000, or 4.6% (not annualized), primarily due to new hires and incentives. Occupancy and equipment increased $137,000, or 16.9% (not annualized), largely due to the West Chester branch office being reopened in the second quarter of 2016 following a fire, which occurred in the second quarter of 2015.  Rent and depreciation expense had been suspended since that time.

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

MATERIAL CHALLENGES, RISKS AND OPPORTUNITIES

The following is a summary of material challenges, risks and opportunities DNB has faced during the nine month period ended September 30, 2016:

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

In addition to deposit insurance assessments, banks are subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The FDIC sets the Financing Corporation assessment rate every quarter. The current annual Financing Corporation assessment rate is 56 basis points on the deposit insurance assessment base, as defined above, which we anticipate will result in an aggregate estimated FICO assessment payment by the Bank of $38,000 in 2016.

Completion of Acquisition.    On October 1, 2016, DNB completed its previously announced merger (the "Merger") with East River Bank (“ERB”).  Pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of April 4, 2016, at the effective time of the Merger, ERB merged with and into DNB First, N.A., a wholly owned subsidiary of DNB.

Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of ERB common stock was converted into the right to receive, at the election of the ERB shareholder (subject to certain conditions, including conditions relating to pro-ration):  (i) 0.6562 shares of DNB common stock or (ii) $18.65 in cash.  The Merger Agreement provides that election of shares of DNB stock or cash is subject to pro-ration such that 2,085,662 ERB shares of common stock, or approximately 85.3% of the current outstanding ERB shares, will be exchanged for DNB common stock with the remaining ERB shares to be exchanged for cash and that the aggregate cash consideration payable to ERB shareholders will be $6.7 million (subject to adjustment for outstanding options exercised prior to closing).  The Merger Agreement also provides that options to purchase ERB common stock outstanding at the effective time of the Merger will be exchanged for a cash payment equal to the difference between the per share cash consideration under the Merger Agreement and the corresponding exercise price of such option.  Options to acquire an aggregate of 248,000 shares of ERB common stock were exchanged for such cash payment.  DNB is also required under the Merger Agreement to make a cash payment to ERB shareholders who would otherwise be entitled to a fractional share of DNB common stock. The aggregate payment made by DNB for these fractional shares is approximately $2,080.Material Trends and Uncertainties.

DNB reported net income available to common stockholders of $1,000, or less than a penny per diluted share, for the quarter ending September 30, 2016, compared with $1.3 million, or $0.44 per diluted share, for the same quarter, last year. Results for the three months ended September 30, 2016 included merger-related costs of $1.5 million associated with East River Bank and $30,000 of gains from insurance proceeds (There was an associated income tax adjustment of $259,000 for these two items).  Even though DNB’s quarterly earnings have increased compared to the same quarter last year (absent merger costs and insurance proceeds, net of taxes), there are many aspects of the economy and the Federal Reserve’s monetary policy that hinder DNB’s ability to grow revenues and net income. One of the most significant factors is that the global and U.S. economies have experienced reduced business activity as a result of disruptions in the financial system during the past seven years. The United States, Europe, China and many other countries across the globe are struggling with too much debt and weaker streams of revenues as a result of recessionary pressures and high unemployment. Overall economic growth continues to be slow at a time when national and regional unemployment rates have improved, however participation rates remain at historically low levels. The risks associated with our business remain acute in periods of slow wage and economic growth. Moreover, financial institutions continue to be affected by a sluggish real estate market. While we are continuing to take steps to decrease and limit our exposure to problem loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.

The September 7, 2016 Beige Book indicated that aggregate business activity in the Third District grew slightly during the period--a bit slower than the modest pace reported during the July 13, 2016 Beige Book period. Similarly, overall hiring slowed to a slight pace of growth. Staffing firms reported a modest increase in activity, while manufacturers continued to report job cuts, and other sectors noted mixed trends. On balance, firms reported that prices continued to rise slightly over the September 7, 2016 Beige Book period, as did home prices. Other than health-care costs and wages for certain skilled positions, the Federal Reserve’s banking and staffing contacts reported that wages continued to rise modestly. Overall, firms expect moderate growth over the next six months--a little higher than they reported during the July 13, 2016 Beige Book period.

Overall, Third District homebuilders reported that activity continued to rise slightly, although prospective traffic slowed more than expected for the late summer season. Builders noted few cost pressures, other than for some subcontractors with skilled labor positions; material costs pressures remained subdued. Brokers in the major Third District housing markets noted that existing home sales activity had leveled off since the July 13, 2016 Beige Book period. A major Philadelphia-area broker as well as bankers throughout the Third District noted that sales continued to be weak because of the lack of inventory for mid-priced housing and a lack of demand for high-priced homes. Overall, home prices are still rising slightly, although this varies across markets and price categories.

The Federal Reserve’s nonresidential real estate contacts, predominately in the Greater Philadelphia area, reported that construction activity remained steady at healthy levels, while leasing activity was flat to up slightly. The Federal Reserve’s contacts reported that activity in both segments was growing at a somewhat softer pace compared with July 13, 2016 Beige Book period's modest growth. Contacts noted that more projects are in the pipeline for future groundbreaking, which should keep the level of new construction relatively high. The Federal Reserve’s contacts noted a critical mass of deals from a variety of sectors, including health and finance, which are creating demand beyond Center City Philadelphia to include the inner-ring transit suburbs.

Third District financial firms continued to report moderate growth of total loan volumes over the July 13, 2016 Beige Book period. Volumes within all lending categories have grown since the July 13, 2016 Beige Book period except for home equity loans and commercial and industrial (C&I) loans, which tailed off in August. All categories except C&I loans and automobile loans grew at a faster pace than during the same period one year ago. The strongest growth during the September 7, 2016 Beige Book period was for credit card debt, commercial real estate, automobile loans, and other consumer lending. Mortgage lending was up slightly during the period, while home equity loans were down slightly; both have declined since last year. On balance, banking contacts continued to describe their loan portfolios as healthy and their customers' financials as improving. Most of the Federal Reserve’s contacts state they have left their loan standards unchanged for most loan categories, and few expressed concerns about riskier loans by their competitors. Many continued to characterize the lending environment as competitive. Most bankers described the confidence of their business and consumer customers as low; some said that confidence was steady, if not rising, but that customers remained cautious of borrowing and investing. Bankers remained cautiously optimistic that slow, steady growth would continue.

Third District manufacturers reported that overall activity had changed little since the July 13, 2016 Beige Book period. Reports indicated that general activity fell and then rose during the September 7, 2016 Beige Book period, orders rose and then fell, and shipments increased throughout. Along with these offsetting trends, firms reported to the Federal Reserve that the number of employees and the average employee work hours continued to fall. The makers of paper products, fabricated metal products, and electronic equipment noted overall gains in activity from the July 13, 2016 Beige Book, while the makers of lumber, chemicals, and primary metals noted weaker activity. The Federal Reserve’s contacts expressed higher expectations of growth over the next six months than they did during the July 13, 2016 Beige Book period. Expectations of future capital expenditures also rose; however, those for future employment did not.

Although DNB’s earnings have been impacted by the general economic conditions, the impact has not been as severe as it has been in many parts of the nation, largely due to a relatively healthier economic climate in the Third Federal Reserve District and specifically Chester County. DNB’s franchise spans both Chester and Delaware counties in southeastern Pennsylvania. The majority of loans have been made to businesses and individuals in Chester County and the majority of deposits are from businesses and individuals within the County. According to census data, Chester County’s population has grown at approximately 15%, compared to 13% for the nation and 3% for the Commonwealth of Pennsylvania. The median household income in Chester County is $85,373 and the County ranks 14th nationally in disposable income. The unemployment rate for Chester County stood at 3.8% as of March 2016, compared to a Pennsylvania unemployment rate of 5.3% and a national unemployment rate of 5.1%. Traditionally, the unemployment rate has been the lowest in the surrounding five-county area and it ranks among the lowest unemployment rates in the Commonwealth. Chester County has a civilian labor force of 285,486, with manufacturing jobs representing 23.1% of the workforce and retail shopping comprising 13.8% of the total employment. During the last few years, the County has been able to keep most of its major employers; however some of them have downsized in order to remain competitive. Chester County is home to several Fortune 500 companies. Thirteen Chester County employers have 1,000 employees or more. Of these 13 companies, two companies have more than 5,000 employees.

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

Management uses significant estimates to determine the allowance for credit losses.  Because the allowance for credit losses is dependent, to a great extent, on conditions that may be beyond DNB’s control, management’s estimate of the amount necessary to absorb credit losses and actual credit losses could differ.  DNB’s current judgment is that the allowance for credit losses remains appropriate at September 30, 2016.  For a description of DNB’s accounting policies in connection with its allowance for credit losses, see, “Allowance for Credit Losses” in Management’s Discussion and Analysis.

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

FINANCIAL CONDITION

DNB's total assets were $770.3 million at September 30, 2016, compared to $748.8 million at December 31, 2015.  The $21.5 million increase in total assets was primarily attributable to a $27.7 million increase in loans before allowance for credit losses, a $9.3 million increase in cash and cash equivalents, a $6.5 million increase in other assets (primarily related to the future cash consideration payable to ERB shareholders per the merger agreement), and a $2.2 million increase in office property and equipment, offset by a decrease of $24.7 million in investment securities (excluding restricted stock) and a $368,000 increase in allowance for credit losses.

Investment Securities. Investment securities, including restricted stock, at September 30, 2016 were $199.1 million, compared to $223.7 million at December 31, 2015. The $24.6 million decrease in investment securities and restricted stock was primarily due to $76.2 million in purchases of investment securities and a $1.4 million change in fair value, and a $176,000 net increase in restricted stock, offset by $102.2 million in sales, principal pay-downs, calls and maturities.

Gross Loans. DNB’s loans increased $27.7 million to $509.5 million at September 30, 2016, compared to $481.8 million at December 31, 2015. Total commercial loans increased $25.4 million and consumer loans increased $2.6 million while residential loans decreased $272,000.

Deposits. Deposits were $645.5 million at September 30, 2016, compared to $606.3 million at December 31, 2015.  Deposits increased $39.3 million or 6.48% during the nine-month period ended September 30, 2016. Core deposits, which are comprised of demand, NOW, money markets and savings accounts, increased by $28.5 million, time deposits increased by $5.9 million and brokered deposits increased by $4.8 million.

Borrowings. Borrowings were $58.9 million at September 30, 2016, compared to $81.9 million at December 31, 2015.  The decrease of $23.0 million or 28.0% was primarily due to a $12.9 million decrease in repurchase agreements and a $10.0 million decrease in FHLBP advances.

Stockholders’ Equity. Stockholders' equity was $59.2 million at September 30, 2016, compared to $55.5 million at December 31, 2015. The increase in stockholders’ equity was primarily a result of year-to-date earnings of $2.7 million and $914,000 of other comprehensive (loss) income, and restricted stock compensation expense of $801,000. These additions to stockholders’ equity were partially offset by taxes on share award vesting of $437,000 and $598,000 of dividends paid on DNB’s common stock.

RESULTS OF OPERATIONS

SUMMARY

Net income for the three and nine-month periods ended September 30, 2016 was $1,000 and $2.7  million compared to $1.3 million and $3.7 million for the same periods in 2015. Diluted earnings per share for the three and nine-month periods ended September 30, 2016 were $0.00 and $0.93 compared to $0.44 and $1.31 for the same periods in 2015. The $1.3 million decrease in net income in the third quarter of 2016 compared to the third quarter of 2015 was primarily attributable to a $1.9 million increase in non-interest expense (primarily due diligence and merger expenses) , offset by a $332,000 increase in non-interest income a $278,000 decrease in income tax expense, and a $67,000 increase in net interest income. The $1.1 million decrease in net income during the nine-month period was primarily attributable to a $3.0 million increase in non-interest expense (primarily due diligence and merger expenses) offset by a $1.4 million increase in non-interest income (primarily gains from insurance proceeds),  a $186,000 decrease in income tax expense, a $185,000 decrease in the provision for credit losses, and a $151,000 increase in net interest income.

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

Net interest income for the three and nine-month periods ended September 30, 2016 was $5.5 million and $16.4 million, compared to $5.5 million and $16.3 million for the same periods in 2015. Interest income for the three and nine-month periods ended September 30, 2016 was $6.3 million and $18.6 million, compared to $6.2 million and $18.3 million for the same periods in 2015. Interest expense for the three and nine-month periods ended September 30, 2016 was $760,000 and $2.1 million, compared to $711,000 and $2.0 million for the same periods in 2015. The composite cost of funds for the three and nine-month periods ended September 30, 2016 was 0.43% and 0.41%, compared to 0.42% and 0.39% for the same periods in 2015. The net interest margin for the three and nine-month periods ended September 30, 2016 was 3.06% and 3.10%, compared to 3.13% and 3.13% for the same periods in 2015.

Interest on loans was $5.2 million and $15.4 million for the three and nine-month periods ended September 30, 2016, compared to $5.1 million and $15.0 million for the same periods in 2015. The average balance of loans was $498.6 million with an average yield of 4.18% for the third quarter of 2016, compared to $469.9 million with an average yield of 4.32% for the same period in 2015. The average balance of loans was $490.1 million with an average yield of 4.21% for the nine months ended September 30, 2016, compared to $463.3 million with an average yield of 4.33% for the same period in 2015.

Interest and dividends on investment securities was $1.0 million and $3.1 million for the three and nine-month periods ended September 30, 2016, compared to $1.1 million and $3.3 million for the same periods in 2015. The average balance of investment securities was $215.0 million with a tax equivalent average yield of 2.19% for the third quarter of 2016, compared to $225.8 million with a tax equivalent average yield of 2.17% for the same period in 2015. The average balance of investment securities was $213.3 million with a tax equivalent average yield 2.24% for the nine months ended September 30, 2016, compared to $230.9 million with a tax equivalent average yield of 2.11% for the same period in 2015.

Interest on deposits was $450,000 and $1.2 million for the three and nine-month periods ended September 30, 2016, compared to $300,000 and $859,000 for the same periods in 2015. The average balance of deposits was $640.8 million with an average rate of 0.28% for the third quarter of 2016, compared to $607.3 million with an average rate of 0.20% for the same period in 2015. The average balance of deposits was $631.3 million with an average rate of 0.25% for the nine months ended September 30, 2016, compared to $616.0 million with an average rate of 0.19% for the same period in 2015.

Interest on borrowings was $310,000 and $920,000 for the three and nine-month periods ended September 30, 2016, compared to $411,000 and $1.1 million for the same periods in 2015. The average balance of borrowings was $58.5 million with an average rate of 2.10% for the third quarter of 2016, compared to $71.5 million with an average rate of 2.29% for the same period in 2015. The average balance of borrowings was $61.2 million with an average rate of 2.00% for the nine months ended September 30, 2016, compared to $60.9 million with an average rate of 2.49% for the same period in 2015.

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

There was a $100,000 and $630,000 provision made during the three and nine months ended September 30, 2016, compared to $100,000 and $815,000 for the same periods in 2015. DNB’s percentage of allowance for credit losses to total loans was 1.04%  at September 30, 2016 compared to 1.02% and 1.01% at December 31, 2015 and September 30, 2015, respectively. Net charge-offs were $262,000, $1.1 million, and $992,000 during the nine months ended September 30, 2016, year ended December 31, 2015, and nine months ended September 30, 2015, respectively. The percentage of net charge-offs to total average loans were 0.05%, 0.23%, and 0.21% for those same respective periods. Management believes that the allowance for credit losses is adequate, but continues to monitor it along with other performance metrics including those ratios related to non-performing loans. Management is not aware of any potential problem loans, which were accruing and current at September 30, 2016, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to DNB. Non-performing loans increased $1.9 million during the nine month period ended September 30, 2016.  The ratio of the allowance for credit losses as a percentage of loans reflects management’s estimate of the level of inherent losses in the portfolio, which has been impacted by a slow economy, a weakened housing market and deterioration in income-producing properties.

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

As of September 30, 2016, DNB had $9.9 million of non-performing assets, which included $7.0 million of non-performing loans and $2.9 million of OREO and other repossessed assets. This compares to $7.7 million of non-performing assets at December 31, 2015 which included $5.1 million of non-performing or impaired loans and $2.6 million of OREO and other repossessed assets. Loans are reviewed for impairment in accordance with FASB ASC 310-10-35. Impaired loans can either be secured or unsecured, not including large groups of smaller balance loans that are collectively evaluated. Impairment is measured by the difference between the loan amount and the present value of the future cash flow discounted at the loan’s effective interest rate. Management measures loans for impairment by using the fair value of collateral for collateral dependent loans. In general, management reduces the amount of the appraisal by the estimated cost of acquisition and disposition of the underlying collateral and compares that adjusted value with DNB’s carrying value. DNB establishes a specific valuation allowance on impaired loans that have a collateral shortfall and/or statement cashflow shortfalls, including estimated costs to sell in comparison to the carrying value of the loan. Of the $7.1 million of impaired loans ($7.0 million of non-performing loans and $104,000 of performing TDRs) at September 30, 2016, $1.7 million had valuation allowances of $386,000 and $5.4 million had no specific allowance. Of the $5.0 million of impaired loans at December 31, 2015, $307,000 had valuation allowances of $114,000 and $4.7 million had no specific allowance. For those impaired loans that management determined that no specific valuation allowance was necessary, management has reviewed the present value of the future cash flows or the appraisal for each loan and determined that there is no shortfall in the collateral. During the quarter ended September 30, 2016, DNB recognized $47,000 in total charge-offs, $39,000 of which related to impaired loans.  An impaired loan may not represent an expected loss.

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

Analysis of Allowance for Credit Losses

(Dollars in thousands)

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30, 2016	December 31, 2015	September 30, 2015
Beginning balance	$4,935	$4,906	$4,906
Provisions:	630	1,105	815
Loans charged off:
Residential mortgage	(206)	(194)	(69)
Commercial mortgage	(39)	(105)	(105)
Commercial:
Commercial term	(32)	(200)	(190)
Commercial construction	-	(581)	(577)
Lease financing	-	-	-
Consumer:
Home equity	-	(11)	(11)
Other	-	(63)	(60)
Total charged off	(277)	(1,154)	(1,012)
Recoveries:
Residential mortgage	10	4	2
Commercial mortgage	-	-	-
Commercial:
Commercial term	1	13	10
Commercial construction	1	10	5
Lease financing	2	49	2
Consumer:
Home Equity	-	-	-
Other	1	2	1
Total recoveries	15	78	20
Ending balance	$5,303	$4,935	$4,729
Reserve for unfunded loan commitments	$199	$188	$178

The following table sets forth the composition of DNB’s allowance for credit losses for the dates indicated.

Composition of Allowance for Credit Losses

(Dollars in thousands)

	September 30, 2016		December 31, 2015		September 30, 2015
		Percent of		Percent of		Percent of
		Loan Type		Loan Type		Loan Type
		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans
Residential mortgage	$403	6%	$216	6%	$194	6%
Commercial mortgage	2,472	56	2,375	57	2,491	61
Commercial:
Commercial term	793	21	989	21	719	16
Commercial construction	873	6	569	4	678	5
Consumer:
Home equity	202	10	195	11	200	11
Other	62	1	64	1	66	1
Unallocated	498	-	527	-	381	-
Total	$5,303	100%	$4,935	100%	$4,729	100%
Reserve for unfunded loan commitments	$199		$188		$178

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

Non-interest income for the three and nine-month periods ended September 30, 2016 was $1.4 million and $5.1 million, compared to $1.0 million and $3.7 million for the same periods in 2015. The $332,000 increase during the three months ended September 30, 2016 was mainly attributable to increases of $187,000 in net gains on sale of investments, $76,000 in wealth management, $38,000 in mortgage banking, $30,000 in gains on insurance proceeds, and $14,000 in other fees (mostly servicing fee income). These increases were offset by a  decrease of $12,000 in service charges (mostly NSF fees and business analysis charges). The $1.4 million increase during the nine months ended September 30, 2016 was mainly attributable to increases of $1.2 million in gains from insurance proceeds related to the fire in the West Chester office, $357,000 in net gain on sale of investments, $140,000 in wealth management, $62,000 in mortgage banking, and $48,000 in other fees (mostly servicing fee income, Visa debit interchange, and merchant card processing).

NON-INTEREST EXPENSE

Non-interest expense for the three and nine-month periods ended September 30, 2016 was $6.7 million and $17.3 million, compared to $4.8 million and $14.3 million for the same periods in 2015. During the three months ended September 30, 2016, total non-interest expense increased by $1.9 million. The increase was primarily due to increases of $1.5 million in due diligence and merger expense, $202,000 in salary and employee benefits, $119,000 in furniture and equipment, $109,000 in other expenses (mostly charge-off expense, director’s fees, and miscellaneous expense), and $93,000 in occupancy. These increases were partially offset by decreases of $56,000 in FDIC insurance, $30,000 in advertising and marketing, and $11,000 in professional and consulting. During the nine months ended September 30, 2016, total non-interest expense increased $3.0 million. The increase was primarily due to increases of $2.0 million in due diligence and merger expenses, $739,000 in salary and employee benefits (restricted stock vestings, normal merit increases, and higher commissions), $185,000 in furniture and equipment, $127,000 in other expenses (mostly charge-off expenses and director’s fees), and $42,000 in professional and consulting.

INCOME TAXES

Income tax expense for the three and nine-month periods ended September 30, 2016 was $81,000 and $939,000, compared to $359,000 and $1.1 million for the same periods in 2015. The effective tax rate for the three and nine-month periods ended September 30, 2016 was 99.1% and 26.0% compared to 22.1% and 23.0% for the same periods in 2015. The effective tax rate increased to 99.1% primarily due to an increased taxable adjustment in the quarter for non-deductible due diligence and merger expense of $313,000. Income tax expense for each period differs from the amount determined at the statutory rate of 34.0% due to tax-exempt income on loans and investment securities, DNB's ownership of BOLI policies, and tax credits recognized on a low-income housing limited partnership.

ASSET QUALITY

DNB continues to work diligently to improve asset quality by adhering to strict underwriting standards and improving lending policies and procedures. Non-performing assets totaled $9.9 million at September 30, 2016 compared to $7.7 million at December 31, 2015 and $6.5 million at September 30, 2015. The non-performing loans to total loans ratio was 1.36% at September 30, 2016, 1.06% at December 31, 2015 and 0.90% at September 30, 2015. The non-performing assets to total assets ratio was 1.28% at September 30, 2016, 1.02% at December 31, 2015, and 0.87% at September 30, 2015. The allowance to non-performing loans ratio was 76.3% at September 30, 2016, 96.9% at December 31, 2015 and 111.3% at September 30, 2015. Non-performing assets have, and will continue to have, an impact on earnings; therefore management intends to continue working aggressively to reduce the level of such assets.

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

DNB’s Credit Policy Committee monitors the performance of the loan portfolio to identify potential problem assets on a timely basis. Committee members meet to design, implement and review asset recovery strategies, which serve to maximize the recovery of each troubled asset. As of September 30, 2016, DNB had $23.7 million of substandard loans. Of the $23.7 million, $16.4 million are performing and are believed to require increased supervision and review; and may, depending on the economic environment and other factors, become non-performing assets in future periods. The amount of performing substandard loans at December 31, 2015 was $14.6 million. The majority of the loans are secured by commercial real estate, with lesser amounts being secured by residential real estate, inventory and receivables.

The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, and (iii) OREO as a result of foreclosure or voluntary transfer to DNB as well as other repossessed assets. In addition, the table sets forth DNB's asset quality and allowance coverage ratios at the dates indicated:

Non-Performing Assets

(Dollars in thousands)

	September 30, 2016	December 31, 2015	September 30, 2015
Non-accrual loans:
Residential mortgage	$1,759	$1,619	$1,600
Commercial mortgage	3,061	1,048	1,075
Commercial:
Commercial term	202	188	191
Commercial construction	1,217	1,028	451
Consumer:
Home equity	492	563	313
Other	221	189	120
Total non-accrual loans	6,952	4,635	3,750
Loans 90 days past due and still accruing	-	457	498
Total non-performing loans	6,952	5,092	4,248
Other real estate owned & other repossessed property	2,939	2,581	2,235
Total non-performing assets	$9,891	$7,673	$6,483
Asset quality ratios:
Non-performing loans to total loans	1.36%	1.06%	0.90%
Non-performing assets to total assets	1.28	1.02	0.87
Allowance for credit losses to:
Total loans	1.04	1.02	1.01
Non-performing loans	76.3	96.9	111.3

As of September 30, 2016, DNB had one consumer home equity loan classified as a TDR totaling $102,000, compared to one consumer home equity loan classified as a TDR totaling $102,000 (the same loan) at December 31, 2015, and one consumer home equity loan classified as a TDR totaling $102,000 (the same loan) at September 30, 2015. The monthly payment on this loan was reduced for 36 months and the borrower will resume making contractual payments at the end of this period. The loan was extended and there was no reduction of principal. This loan was classified a TDR in June of 2014. The balance of the loan prior to modification was $102,000 and the balance after the modification was $102,000. During the nine months ended September 30, 2016 and 2015, there were no defaults on any terms of this loan.

As of September 30, 2016, DNB had one consumer installment loan classified as a TDR totaling $40,000 compared to one consumer installment loan classified as a TDR totaling $40,000 (the same loan) at December 31, 2015, and no such loans at September 30, 2015. The interest rate on the loan was reduced. The loan was extended and there was no reduction of principal. This loan was classified as a TDR in December of 2015. The balance of the loan prior to modification was $42,000 and the balance after the modification was $42,000. DNB recognized a partial charge-off on the loan in the amount of $2,000. During the nine months ended September 30, 2016 and 2015, there were no defaults on any terms of this loan.

Impaired loans are measured for impairment using the fair value of the collateral for collateral dependent loans.  Information regarding impaired loans is presented as follows:

	At and For the	At and For the	At and For the
	Nine Months Ended	Year Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Total recorded investment	$7,055	$5,021	$4,105
Impaired loans with a specific allowance	1,662	307	920
Impaired loans without a specific allowance	5,393	4,714	3,185
Average recorded investment	6,184	6,891	7,359
Specific allowance allocation	386	114	120
Total principal and interest collected	772	2,878	2,830
Interest income recorded	3	96	88

LIQUIDITY AND CAPITAL RESOURCES

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes.  DNB’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding.  As part of its liquidity management, DNB maintains assets that comprise its primary liquidity, which totaled $118.2 million at September 30, 2016 compared to $96.8 million at December 31, 2015.  Primary liquidity includes investments and restricted stock, Federal funds sold and cash and due from banks, less pledged securities of $111.3 million.  DNB also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.

In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs.  Through these relationships, DNB had available credit of approximately $312.9 million at September 30, 2016.  As a member of the FHLB, we are eligible to borrow up to a specific credit limit which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of September 30, 2016, our Maximum Borrowing Capacity with the FHLB was $266.9 million. At September 30, 2016, DNB had borrowed $20.0 million and the FHLB had issued letters of credit, on DNB's behalf, totaling $70.0 million against its available credit lines. At September 30, 2016, we also had available $46.0 million of unsecured federal funds lines of credit with other financial institutions as well as $104.0 million of available short or long term funding through the Certificate of Deposit Account Registry Service (CDARS) program and $129.1 million of available short or long term funding through Raymond James’ brokered CDs agreement. Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

On August 5, 2011, Standard & Poor's downgraded the credit rating of the U.S. Government and federal agencies, including the FHLB, from AAA to AA+, with a negative outlook.  Any future downgrades in the credit ratings of the U.S. Government or the FHLB could likely increase the borrowing costs of the FHLB and possibly have a negative impact on its operations and long-term performance.  It is possible this could have an adverse effect on the value of the Corporation's investment in FHLB stock.

At September 30, 2016, DNB had $122.1 million in un-funded loan commitments. Management anticipates these commitments will be funded by means of normal cash flows. Certificates of deposit greater than or equal to $250,000 scheduled to mature in one year or less from September 30, 2016 totaled $40.2 million. Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in cash and cash equivalents or by pay-downs and maturities of loans and investments.

The Corporation and the Bank have each met the definition of “well capitalized” for regulatory purposes on September 30, 2016.  The Bank’s capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of the Corporation’s or the Bank’s overall financial condition or prospects. The Corporation’s capital exceeds the FRB’s minimum leverage ratio requirements for bank holding companies (see additional discussion included in Note 16 of DNB’s December 31, 2015 Form 10-K).

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

The following table summarizes data and ratios pertaining to the Corporation and the Bank's capital structure.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation
September 30, 2016
Total risk-based capital	$84,509	14.7%	$49,511	8.625%	N/A	N/A
Common Equity Tier 1 capital	60,257	10.5	29,420	5.125	N/A	N/A
Tier 1 risk-based capital	69,257	12.1	38,030	6.625	N/A	N/A
Tier 1 (leverage) capital	69,257	9.1	30,574	4.000	N/A	N/A
December 31, 2015
Total risk-based capital	$81,321	14.8%	$44,003	8.0%	N/A	N/A
Common equity tier 1 capital	57,448	10.4	24,752	4.5	N/A	N/A
Tier 1 risk-based capital	66,448	12.1	33,002	6.0	N/A	N/A
Tier 1 (leverage) capital	66,448	8.9	29,717	4.0	N/A	N/A
DNB First, N.A.
September 30, 2016
Total risk-based capital	$74,870	13.2%	$48,806	8.625%	$56,587	10.0%
Common Equity Tier 1 capital	69,368	12.3	29,001	5.125	36,782	6.5
Tier 1 risk-based capital	69,368	12.3	37,489	6.625	45,270	8.0
Tier 1 (leverage) capital	69,368	9.1	30,519	4.000	38,148	5.0
December 31, 2015
Total risk-based capital	$80,286	14.6%	$43,904	8.0%	$54,880	10.0%
Common equity tier 1 capital	75,163	13.7	24,696	4.5	35,672	6.5
Tier 1 risk-based capital	75,163	13.7	32,928	6.0	43,904	8.0
Tier 1 (leverage) capital	75,163	10.1	29,670	4.0	37,087	5.0

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes an Economic Value of Equity ("EVE") model. The EVE model measures the potential price risk of equity to changes in interest rates and factors in the optionality included on the balance sheet. EVE analysis is used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The EVE is likely to be different if rates change. Results falling outside prescribed ranges may require action by management. At September 30, 2016 and December 31, 2015, DNB's variance in the EVE as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the following table. The change as a percentage of the present value of equity with a 200 basis point increase was within DNB's negative 25% guideline at September 30, 2016 and December 31, 2015.

(Dollars in thousands)	September 30, 2016			December 31, 2015
Change in rates	Flat	-200bp	+200bp	Flat	-200bp	+200bp
EVE	$70,092	$73,738	$70,205	$68,118	$58,298	$58,936
Change		3,646	113		(9,820)	(9,182)
Change as % of assets		0.5%	0.0%		(1.3%)	(1.2%)
Change as % of PV equity		5.2%	0.2%		(14.4%)	(13.5%)

ITEM 4- CONTROLS AND PROCEDURES

DNB’s Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2016, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, Management has concluded that DNB’s current disclosure controls and procedures are effective.

Management of DNB is responsible for establishing and maintaining adequate internal control over financial reporting for DNB, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  There was no change in DNB’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, DNB’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Neither DNB nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material legal proceedings other than ordinary routine litigation incident to their businesses.

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended September 30, 2016. The following table provides information on repurchases by DNB of its common stock in each month of the quarter ended September 30, 2016:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	Per Share	or Programs	Programs (a)

July 1, 2016 – July 31, 2016	-	$-	-	$63,016

August 1, 2016 – August 31, 2016	-	-	-	$63,016

September 1, 2016 – September 30, 2016	-	-	-	$63,016

Total	-	$-	-	$63,016

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

overmber
DNB FINANCIAL CORPORATION

November 7, 2016	BY:	/s/ William J. Hieb
William J. Hieb, Chief Executive Officer, President and Director

November 7, 2016	BY:	/s/ Gerald F. Sopp
Gerald F. Sopp, Chief Financial Officer and Executive Vice President

Exhibit Number	Exhibit Index Description
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