Form 10-K
period 2016-12-31
DNB FINANCIAL CORP /PA/
filed 2017-03-27
CIK 713671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the shares of common stock of the Registrant issued and outstanding on June 30, 2016, which excludes 476,000 shares held by all directors, officers and affiliates of the Registrant as a group, was approximately $56.0 million. This figure is based on the closing price of $23.60 per share of the Registrant’s common stock on June 30, 2016, the last business day of the Registrant’s second fiscal quarter.

As of March 15, 2017, the Registrant had outstanding 4,251,664 shares of Common Stock, $1 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

These forward-looking statements include statements with respect to the Corporation's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Corporation's control). The words "may," "could," "should," "would," "will," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Corporation's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Corporation conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Corporation and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Corporation's products and services; the success of the Corporation in gaining regulatory approval of its products and services, when required; the impact of changes in laws and regulations applicable to financial institutions (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions or investment transactions; including the ability to consummate and integrate any such opportunities that are identified; changes in consumer spending and saving habits; the nature, extent, and timing of governmental actions and reforms,  the implementation of Basel III, which may be changed unilaterally and retroactively by legislative or regulatory actions; and the success of the Corporation at managing the risks involved in the foregoing.

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

Part I

Item 1.  Business

General Description of Registrant’s Business and Its Development

DNB Financial Corporation (the “Registrant” or “DNB”), a Pennsylvania business corporation, is a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System (Federal Reserve Board). The Registrant was incorporated on October 28, 1982 and commenced operations on July 1, 1983 upon consummation of the acquisition of all of the outstanding stock of Downingtown National Bank, now known as DNB First, National Association (the “Bank”). Since commencing operations, DNB’s business has consisted primarily of managing and supervising the Bank, and its principal source of income has been derived from the Bank. At December 31, 2016, DNB had total consolidated assets, total liabilities and stockholders’ equity of $1.1 billion, $975.8 million, and $94.8 million, respectively.

The Bank was organized in 1860. The Bank is a national banking association that is a member of the Federal Reserve System, the deposits of which are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is a full service commercial bank providing a wide range of services to individuals and small to medium sized businesses in the southeastern Pennsylvania market area, including accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans. In addition, the Bank has fifteen (15) full service branches and a full-service wealth management group known as “DNB First Wealth Management”. The Bank’s financial subsidiary, DNB Financial Services, Inc., (also known as “DNB Investments & Insurance”) is a Pennsylvania licensed insurance agency, which, through a third party marketing agreement with Cetera Investment Services, LLC, sells a broad variety of insurance and investment products. The Bank’s other subsidiaries are Downco, Inc. and DN Acquisition Company, Inc. which were incorporated in December 1995 and December 2008, respectively, for the purpose of acquiring and holding Other Real Estate Owned acquired through foreclosure or deed in-lieu-of foreclosure, as well as Bank-occupied real estate.

The Bank’s headquarters is located at 4 Brandywine Avenue, Downingtown, Pennsylvania. As of December 31, 2016, the Bank had total assets of $1.1 billion, total deposits of $886.6 million and total stockholders’ equity of $111.9 million. The Bank’s business is not seasonal in nature. The FDIC, to the extent provided by law, insures its deposits. On December 31, 2016, the Bank had 150 full-time employees and 16 part-time employees.

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

Business Combinations

DNB and its subsidiaries engaged in the following business combination since January 1, 2016:

Effective October 1, 2016, DNB completed its previously announced merger (the "Merger") with East River Bank (“ERB”), a locally-managed institution, headquartered in Philadelphia, Pennsylvania. Pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of April 4, 2016, at the effective time of the Merger, ERB merged with and into DNB First, N.A., a wholly owned subsidiary of DNB.

 The acquisition added 3 full service branches in Philadelphia County, bringing DNB’s branch count to fifteen (15) in the Greater Philadelphia Region. In addition, the acquisition added approximately $306.4 million in loans and $227.2 million in deposits.

In accordance with the terms of the Merger Agreement, holders of East River Bank common shares received, in aggregate, $6.7 million in cash and 1,368,527 shares or approximately 32% of DNB’s outstanding common stock. The transaction was valued at $47.5 million based on DNB’s September 30, 2016 closing share price of $25.36 as quoted on NASDAQ. The results of the combined entity’s operations have been included in DNB’s Consolidated Financial Statements from the date of acquisition.

The acquisition of ERB was accounted for as a business combination using the acquisition method of accounting, which includes estimating the fair value of assets acquired, liabilities assumed and consideration paid as of the acquisition date. These preliminary estimates were completed during the fourth quarter of 2016 and will be subject to adjustments during the up to one year measurement period after the acquisition. DNB does not expect any further adjustments to the purchase price as it was finalized as of December 31, 2016. See Note 2 – Business Combinations.

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

Based on management’s assessment, the Bank is “well capitalized” for regulatory capital purposes. Please see the table detailing the Bank’s compliance with minimum capital ratios, in Note 17 (“Regulatory Matters”) to DNB’s audited financial statements in this Form 10-K.

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

In addition to deposit insurance assessments, banks are subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The FDIC sets the Financing Corporation assessment rate every quarter. The current annual Financing Corporation assessment rate is 56 basis points on the deposit insurance assessment base, as defined above, which we anticipate will result in an aggregate estimated FICO assessment payment by the Bank of $55,000 in 2017.

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

DNB files with the Securities and Exchange Commission (the “SEC”) and makes available, free of charge, through its website, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed with the SEC. These reports can be obtained on the Corporation’s website at http://investors.dnbfirst.com/. The information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K. Further copies of these reports are located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings, at www.sec.gov.

Item 1A.  Risk Factors

Investment in DNB’s Common Stock involves risk and the market price of DNB’s Common Stock may fluctuate significantly in response to a number of factors, including those that follow. The following list contains certain risks that may be unique to DNB and to the banking industry. The following list of risks should not be viewed as an all-inclusive list.

Changes in interest rates could reduce DNB's net interest margin, net interest income, fee income and net income. - Interest and fees on loans and securities, net of interest paid on deposits and borrowings, account for a significant part of DNB's net income. Interest rates are key drivers of DNB's net interest margin and subject to many factors beyond DNB's control. As interest rates change, DNB's net interest income is affected. Increased interest rates in the future could result in DNB's interest expense increasing faster than interest income because of divergence in financial instrument maturities and/or competitive pressures. Because different types of assets and liabilities may react differently and at different times to market interest rate changes, changes in interest rates can increase or decrease DNB's net interest income. When interest-bearing liabilities mature or re-price more quickly than interest earning assets in a period, an increase in interest rates would reduce net interest income. Similarly, when interest earning assets mature or re-price more quickly, and because the magnitude of repricing of interest earning assets is often greater than interest bearing liabilities, falling interest rates would reduce net interest income. In addition, substantially higher interest rates generally reduce loan demand and may result in slower loan growth. Decreases or increases in interest rates could have a negative effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore decrease DNB's net interest income. Also, changes in interest rates might also impact the values of equity and debt securities under management and administration by DNB's wealth management business, which may have a negative impact on fee income.

If DNB's allowance for credit losses is insufficient to absorb losses in its loan portfolio, DNB's earnings could decrease. - All borrowers carry the potential to default, and DNB's remedies to recover upon a default may not fully satisfy amounts previously loaned by DNB. DNB maintains an allowance for credit losses, which is a reserve established through a provision for credit losses charged to expense, which represents DNB's best estimate of probable credit losses that have been incurred within the existing portfolio of loans. The allowance, in DNB's judgment, is necessary to reserve for estimated credit losses and risks inherent in the loan portfolio. Those risks are affected by, among other things:

•	the financial condition and cash flows of the borrowers and/or the projects being financed;
•	the changes and uncertainties as to the future value of the collateral, in the case of collateralized loans;
•	the duration of the loans in the portfolio;
•	the credit history of the particular borrowers; and
•	changes in economic and industry conditions.

The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, including those identified above, all of which may undergo material changes. If DNB's assumptions and estimates are incorrect, its allowance for credit losses may not be sufficient to cover losses inherent in its loan portfolio, resulting in additions to the allowance.  In addition, changes in economic conditions affecting borrowers generally or certain borrowers in particular, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of DNB's control, may require an increase in the allowance for credit losses. Bank regulatory authorities periodically review DNB's allowance for credit losses and also may require us to increase the provision for credit losses or recognize additional loan charge-offs based on judgments different than DNB's. An increase in the allowance for credit losses results in a decrease in net income and may have a material adverse effect on DNB's financial condition and results of operations.

Downgrades in U.S. Government and federal agency securities could adversely affect us. - In addition to causing economic and financial markets disruptions, any downgrades of U.S. Government and federal agency securities and/or failures to raise the U.S. debt limit if necessary in the future, could, among other things, materially adversely affect the market value of the U.S. and other government and governmental agency securities DNB owns, the availability of those securities for use as collateral for borrowing, and its ability to access capital markets on favorable terms, as well as have other material adverse effects on the operation of its business and financial results and condition. In particular, the impact of these events could involve increases in interest rates and disruption in payment systems, money markets and long-term or short-term fixed income markets, which could adversely affect the cost and availability of funding to us. Adverse consequences as a result of any downgrades also could extend to borrowers and, as a result, could adversely affect the borrowers' ability to repay their loans.

DNB's financial condition and results of operations may be adversely affected by regional economic conditions and real estate values. - DNB's loan and deposit activities are largely based in eastern Pennsylvania. As a result, DNB's financial performance is closely tied to economic conditions in this region. This region experienced deteriorating local economic conditions during 2008 through 2011, and a continued downturn in the regional real estate market may adversely affect us because DNB's loans are concentrated in this regional area and a large percentage of its loans are secured by real property, and further declines in real estate values reduce the value of that loan collateral. This may limit the amount DNB may recover on defaulted loans by selling the underlying real estate collateral, which would adversely affect DNB's results of operations.  In addition, a significant portion of DNB's loan portfolio consists of commercial real estate loans. The ability of these borrowers to repay their loans is often dependent on the borrower receiving sufficient rental payments.   Economic conditions may affect the ability of tenants to make rental payments on a timely basis and/or may cause some tenants not to renew their leases, which may adversely affect a borrower's ability to make loan payments. In addition, if operating expenses, taxes and other expenses associated with commercial real estate properties increase materially, the tenant's ability to repay, and therefore the borrower's ability to make timely loan payments to us, could be adversely affected. Any of these factors could increase the amount of DNB's non-performing loans, increase its provision for credit losses and reduce its net income.

General economic conditions and other events may adversely affect DNB's wealth management business revenues. - A general economic slowdown, disruptions in the financial markets, and other events and occurrences that impact the economy could decrease the value of the assets under management and administration by DNB's wealth management business, which would result in lower fee income and could cause clients to seek alternative investment opportunities with other wealth management or financial services providers, which could result in reduced revenue.

Decreased residential mortgage origination or changes to DNB's residential mortgage related revenues and expenses as a result of actions taken by competitors and regulators could adversely affect DNB's results of operations. - DNB originates and sells residential mortgage loans. Changes in interest rates and pricing decisions by DNB's competitors in this market affect demand for DNB's mortgage loan products and revenue DNB realizes on the sale of mortgage loans, all of which impact DNB's net income. New regulations, increased regulatory scrutiny, changes in the structure of the secondary mortgage markets and other factors also affect DNB's mortgage loan business, and make it more difficult or costly to operate this business.

DNB may not be able to effectively manage its growth. - DNB's future operating results and financial condition depend to a large extent on its ability to successfully manage its growth. DNB's growth has placed, and will continue to place, significant demands on DNB's management and operating systems and resources. Whether through acquisitions, organic growth or a combination thereof, DNB's ability to expand its business is dependent upon its ability to:

•	continue to implement and improve its processes and systems, including credit underwriting, financial, accounting and enterprise risk management;

•	comply with an increasing number of new laws, rules and regulations governing its business, and changes to existing laws, rules and regulations;

•	scale its information technology systems; and

•	maintain appropriate staffing levels.

Addressing issues relating to DNB's growth may divert management from DNB's existing business and may require us to incur additional expenditures to expand DNB's administrative and operational infrastructure and, if DNB is unable to effectively manage and grow its banking franchise, including to the satisfaction of DNB's regulators, DNB's business could be materially and adversely affected. In addition, if DNB is unable to manage its current and future expansion in its operations, DNB may experience compliance, operational and regulatory problems and delays, have to slow its pace of growth or even stop its market and product expansion, or have to incur additional expenditures beyond current projections to support such growth, any one of which could materially and adversely affect us. If DNB experiences difficulties with the development of new business activities or the integration process of acquired businesses, the anticipated benefits of any particular acquisition may not be realized fully, or at all, or may take longer to realize than expected. Additionally, DNB may be unable to recognize synergies, operating efficiencies and/or expected benefits within expected timeframes and cost projections, or at all. DNB also may not be able to preserve the goodwill of an acquired financial institution. DNB's growth could lead to increases in its legal, audit, administrative and financial compliance costs, which could materially and adversely affect us.

DNB may need to raise additional capital in the future and such capital may not be available when needed or at all. - DNB may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet its commitments and business needs. DNB's ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of DNB's control, and its financial performance. DNB's customary sources of liquidity include, but are not limited to, deposits, inter-bank borrowings, repurchase agreements and borrowings from the Federal Home Loan Bank of Pittsburgh. Any occurrence that may limit DNB's access to the capital markets, such as a decline in the confidence of debt purchasers, depositors or counterparties participating in the capital markets may adversely affect DNB's capital costs and ability to raise capital and, in turn, DNB's liquidity. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on DNB's business, financial condition and results of operations.

DNB faces strong competition for clients and this competition could affect DNB's operating results. - DNB operates in a highly competitive market and experiences competition in DNB's market from both banks and a variety of other financial institutions.

DNB competes with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other community, super-regional, national, and international financial institutions that operate offices in DNB's primary market areas and elsewhere. DNB competes with these institutions both in attracting deposits and in making loans. Many financial service providers believe DNB's primary market is an attractive market because of its strong economic growth. As a result, DNB is experiencing particularly intense competition in DNB's primary marketplace. While DNB's strategy is to attract customers by providing personalized services and making use of the business and personal ties of DNB's management, there is no assurance DNB will keep or increase market acceptance and be able to operate profitably. Many of DNB's competitors are well-established, larger financial institutions. These institutions offer some services, such as extensive and established branch networks, that DNB does not provide. There are also a number of other community banks in its market that share its general marketing focus. There is a risk that DNB will not be able to compete successfully with other financial institutions in its market, and that DNB may have to pay higher interest rates to attract deposits, which could result in reduced profitability. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.  All of these factors may adversely impact DNB’s ability to maintain or increase profitability.

DNB depends on its executive officers and key personnel, and DNB's ability to operate its business and implement its strategy depends significantly on DNB's ability to attract and retain individuals with experience and relationships in the markets in which DNB operates and intends to expand. - DNB believes that its future success, including the implementation of its strategy, will depend in large part on the skills of its executive management team and ability to motivate and retain these and other key personnel and attract and retain new personnel with expertise and relationships in the markets DNB now serves and intends to serve. The loss of service of one or more of DNB's executive officers or key personnel, its inability to replace departing personnel and/or its ability to hire new personnel to implement DNB's strategy could limit DNB's growth and could materially adversely affect DNB's business, financial condition, and results of operations. Competition for qualified candidates is intense, and DNB cannot assure you that DNB will be able to retain and recruit management and other key personnel to meet its needs.

New lines of business or new products and services may subject us to additional risk. - From time to time, DNB may implement new lines of business or offer new products and services within its existing lines of business. There may be substantial risks and uncertainties associated with these efforts, particularly in instances where the markets for those new lines of business or new products or services are not yet fully developed. DNB may invest significant time and resources in developing and marketing new lines of business and/or new products and services.  DNB's anticipated timetables for the development and introduction of new lines of business and/or new products or services may not be achieved, and DNB's price and profitability targets may not prove feasible. In addition, external factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact development and implementation of a new line of business and/or a new product or service. Any new line of business and/or new product or service also could have a significant impact on the effectiveness of DNB's system of internal controls. If DNB fails to successfully manage these risks in the development and implementation of new lines of business and/or new products or services, DNB's business, financial condition and results of operations could be materially adversely affected.

The fair value of DNB's investment securities can fluctuate due to market conditions which, under some circumstances can lead to other-than-temporary impairment. - As of December 31, 2016, the fair value of DNB's investment securities portfolio was approximately $181.3 million. Factors beyond DNB's control can significantly influence the fair value of DNB's investment securities and can result in adverse changes to their fair value. These factors include, but are not limited to, rating agency actions with respect to the securities, defaults by the issuer or with respect to any underlying securities, and changes in market interest rates and instability in the capital markets. These and other factors could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material adverse effect on us. The process for determining whether impairment of a security is other-than-temporary typically requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

Changes to estimates and assumptions DNB makes in preparing its financial statements could adversely affect its operating results, reported assets and liabilities, financial condition and capital levels. - The preparation of DNB's financial statements requires management to make certain critical accounting estimates and assumptions that could affect DNB's reported amounts of assets and liabilities and income and expense during the reporting periods. Changes to those estimates or assumptions could materially affect its operating results, reported assets and liabilities, financial condition and capital levels.

If DNB lost a significant portion of its low-cost deposits, it would negatively impact its liquidity and profitability. - DNB's profitability depends in part on DNB's success in attracting and retaining a stable base of low-cost deposits. While DNB generally does not believe these core deposits are sensitive to interest rate fluctuations, the competition for these deposits in DNB's markets is strong and customers are increasingly seeking investments that are safe, including the purchase of U.S. Treasury securities and other government-guaranteed obligations, as well as the establishment of accounts at the largest, most-well capitalized banks. If DNB were to lose a significant portion of its low-cost deposits, it would negatively impact its liquidity and profitability.

Changes in accounting standards and policies can be difficult to predict and can materially affect how DNB records and reports its financial results. - DNB's accounting policies and methods are fundamental to how DNB records and reports its financial condition and results of operations. The regulatory bodies that establish accounting standards, including, among others, the Financial Accounting, or FASB, and the SEC, periodically revise or issue new financial accounting and reporting standards that govern the preparation of its financial statements. These changes, and the effects of these changes, can be difficult to predict and can materially impact how DNB records and reports its financial condition and results of operations. DNB could be required to apply new or revised guidance retrospectively, which may result in the revision of prior period financial statements by material amounts. The implementation of new or revised accounting guidance could have a material adverse effect on its reported financial results.

In addition, DNB must exercise judgment in appropriately applying many of its accounting policies and methods so they comply with generally accepted accounting principles. In some cases, DNB may have to select a particular accounting policy or method from two or more alternatives. In some cases, the accounting policy or method chosen might be reasonable under the circumstances and yet might result in its reporting materially different amounts than would have been reported if DNB had selected a different policy or method. Accounting policies are critical to fairly presenting DNB's financial condition and results of operations and may require us to make difficult, subjective or complex judgments about matters that are uncertain.

If DNB fails to maintain an effective system of internal controls, its business could be adversely affected. - DNB is dependent upon maintaining an effective system of internal controls to provide reasonable assurance that transactions and activities are conducted in accordance with established policies and procedures and are all captured and reported in the financial statements. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and expectations of employee conduct and can only provide reasonable, not absolute, assurance that the objectives of the system are met. Any failure to maintain an effective system of internal controls, any failure to adhere to those internal controls, or any circumvention of DNB's controls could have a material adverse effect on its operations, net income, financial condition, reputation and compliance with laws and regulations.

Technological systems failures, interruptions and security breaches could negatively impact DNB's operations. - Communications and information systems are essential to the conduct of DNB's business, as DNB uses such systems to manage its customer relationships, its general ledger, its deposits, and its loans. While DNB has established policies and procedures to prevent or limit the impact of systems failures, interruptions, and security breaches, DNB cannot assure you that such events will not occur or that they will be adequately addressed if they do occur. In addition, any compromise of DNB's security systems could deter customers from using DNB's website and DNB's online banking service, which involve the transmission of confidential information. Although DNB relies on commonly-used security and processing systems to provide the security and authentication necessary to effect the secure transmission of data, these precautions may not protect its systems from compromises or breaches of security. In addition, DNB outsources certain of its data processing to third-party providers. If DNB's third-party providers encounter difficulties, or if DNB has difficulty in communicating with them, DNB's ability to adequately process and account for customer transactions could be affected, and DNB's business operations could be adversely impacted. Threats to information security also exist in the processing of customer information through various other vendors and their personnel. The occurrence of any systems failure, interruption, or breach of security could damage DNB's reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to civil litigation and possible financial liability. Any of these occurrences could have a material adverse effect on DNB's financial condition and results of operations.

Additionally, financial products and services have become increasingly technology-driven. DNB's ability to meet the needs of its customers competitively, and in a cost-efficient manner, is dependent on DNB's ability to keep pace with technological advances and to invest in new technology as it becomes available. Many of DNB's competitors have greater resources to invest in technology than DNB does and may be better equipped to market new technology-driven products and services. If DNB fails to keep pace with technological change, it could have a material adverse impact on DNB's business.

Loss of, or failure to adequately safeguard, confidential or proprietary information may adversely affect DNB's operations, financial performance or reputation. - DNB regularly collects, processes, transmits and stores significant amounts of confidential information regarding its customers, employees and others. This information is necessary for DNB to conduct its business activities, including the ongoing maintenance of deposit, loan, investment management and other account relationships for DNB's customers, and receiving instructions and completing transactions for DNB's customers and other users of DNB's products and services. In addition, DNB compiles, processes, transmits and stores proprietary, non-public information concerning its business, operations, plans and strategies. In some cases, this confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on DNB's behalf. Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. A failure in or breach of DNB's operational or information security systems, or those of DNB's service providers, as a result of cyber-attacks, information security breaches or otherwise could adversely affect its business, result in the disclosure or misuse of confidential or proprietary information, damage DNB's reputation, increase DNB's costs and/or cause losses. If this confidential or proprietary information were to be mishandled, misused, improperly disclosed or lost, DNB could be exposed to significant regulatory consequences, reputational damage, civil litigation and financial loss. Although DNB employs a variety of safeguards to protect this confidential and proprietary information from mishandling, misuse, improper disclosure or loss, DNB cannot assure you that these safeguards will be effective in every instance, or that if mishandling, misuse, improper disclosure or loss of the information did occur, those events would be promptly detected and addressed. Additionally, as information security risks and cyber threats continue to evolve, DNB may be required to expend additional resources to continue to enhance its information security measures and/or to investigate and remediate any information security vulnerabilities.

Employee errors or misconduct could subject us to financial losses or regulatory sanctions and seriously harm DNB's reputation.  - Errors or misconduct by DNB's employees could adversely impact DNB's business. Employee misconduct could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions DNB takes to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence. Although DNB maintains a system of internal controls and insurance coverage to mitigate operational risks, including employee errors and customer or employee fraud, should those internal controls fail to prevent or detect errors or improper actions, or if any resulting loss is not insured or exceeds applicable insurance limits, DNB's business and reputation could be adversely affected.

Environmental risks associated with DNB's lending activities could adversely affect its financial condition and results of operations. - A significant portion of DNB's loan portfolio is secured by real property. In the course of its business, DNB may own or foreclose on and take title to real estate, which could result in DNB's being subject to environmental liabilities with respect to these properties.  DNB may become responsible to a governmental agency or third parties for property damage, personal injury, investigation and clean-up costs incurred by those parties in connection with environmental contamination, or DNB may be required to investigate or clean-up hazardous or toxic substances, or chemical releases at a property. The costs associated with environmental investigation or remediation activities could be substantial. If DNB were to become subject to significant environmental liabilities, it could have a material adverse effect on DNB's financial condition and results of operations.

Severe weather, natural disasters, acts of war or terrorism and other external events could adversely affect DNB's business. - A variety of events over which DNB has no control, including severe weather, natural disasters, acts of war or terrorism and others could have a significant adverse effect on its business. Events such as these could affect the stability of its deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant damage to properties funded by DNB's loans, result in loss of revenue and/or cause us to incur additional expenses.

Potential additional acquisitions in the future may disrupt DNB's business and dilute shareholder value. - DNB may pursue additional acquisitions of other financial institutions in the future as part of its growth strategy.  As a result, DNB may engage in negotiations or discussions that, if they were to result in a transaction, could have a material effect on its business, operating results and financial condition. In any acquisition, DNB may pay for the acquisition through the payment of cash, the issuance of its common stock or other securities, or a combination thereof.  Depending on the size of the acquisition, the amount DNB pays may be material.  Using cash in connection with any acquisition could materially affect DNB's cash resources or require us to incur indebtedness.  Using shares of common stock as payment could dilute the ownership interest of current shareholders.  In addition, the required accounting treatment for certain acquisitions could result in us having to recognize a charge against earnings, which could materially and adversely affect DNB's results of operations during the period in which the charge is recognized. In addition, if goodwill recorded in connection with our prior or potential future acquisitions were determined to be impaired, then we would be required to recognize a charge against our earnings, which could materially and adversely affect our results of operations during the period in which the impairment was recognized. Any potential charges for impairment related to goodwill would not directly impact cash flow or tangible capital.

Acquisition activities generally involve a number of additional risks and potential effects on us and DNB's business, including:

•

the time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, including the diversion of management resources from the operation of DNB's existing business;

•	the time and expense necessary to integrate the operations and personnel of the acquired company; and

•	difficulties relating to the conversion of operational, financial, accounting and customer data of the acquired company onto its systems.

DNB may not be successful in addressing the risks and inherent challenges in completing acquisitions.  DNB may lose key employees, experience disruption of DNB's business and customer relationships, incur unexpected costs and face a variety of other unanticipated challenges, any of which could result in not achieving the anticipated benefits of an acquisition.  If DNB is not able to successfully identify and address the risks and challenges associated with acquisitions, its business may be harmed and its financial position and results of operations could be materially and adversely affected.

Attractive acquisition opportunities may not be available to us in the future, which could limit the growth of DNB's business. - DNB's future growth may depend, in part, on its ability to expand its business through additional acquisitions of other financial institutions in the future.  DNB expects that other banking and financial service companies, many of which have significantly greater resources than us, will compete with us in seeking to complete such acquisitions. This could decrease out chances of growing through acquisitions and increase prices for potential acquisition opportunities that DNB believes are attractive. Also, DNB's acquisitions are subject to various regulatory approvals. If DNB fails to receive the appropriate regulatory approvals for a proposed acquisition, DNB will not be able to complete a transaction which DNB believes to be in its best interests. DNB's regulators consider its capital, liquidity, profitability, regulatory compliance and levels of goodwill and intangibles, among other factors, when considering DNB's acquisition and expansion proposals. If DNB is unable to pursue and complete acquisitions, its ability to grow its business could be adversely affected.

DNB operates in a highly regulated environment, and the laws and regulations that govern its operations, changes in those laws and regulations, or its failure to comply with applicable laws and regulations, could materially and adversely affect us. - DNB is subject to extensive regulation, supervision, and legislation that govern almost all aspects of its operations. These are intended to protect customers, depositors and the FDIC's Deposit Insurance Fund and not shareholders.  Among other things, these laws and regulations prescribe minimum capital requirements, impose limitations on its business activities, limit the dividends or distributions that DNB can pay, restrict the ability of DNB First to engage in transactions with DNB, and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in its capital than GAAP. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs, and may make certain business practices or products impermissible or uneconomic. DNB's failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on its business activities, reputational harm, fines and other penalties, any of which could materially and adversely affect us. Further, any new laws, rules and regulations could make compliance more difficult or expensive and also materially and adversely affect us.

Previously-enacted and potential future legislation, including legislation to reform the U.S. financial regulatory system, could adversely affect DNB's business. - Market conditions have resulted in the creation of various programs by the U.S. Congress, the Treasury Department, the Federal Reserve and the FDIC that were designed to enhance market liquidity and bank capital. As these programs expire, are withdrawn or reduced, the impact on the financial markets, and banks in general and their customers is unknown. This could have the effect of, among other things, reducing liquidity, raising interest rates, reducing fee revenue, limiting the ability to raise capital, all of which could have an adverse impact on DNB's financial condition.  Additionally, the federal government has passed a variety of other reforms related to banking and the financial services industry, including the Dodd-Frank Act. The Dodd-Frank Act imposes significant regulatory and compliance changes. Effects of the Dodd-Frank Act on its business include:

•	changes to regulatory capital requirements;

•	exclusion of hybrid securities, including trust preferred securities, issued on or after May 19, 2010 from Tier 1 capital;

•	creation of new government regulatory agencies, such as the Financial Stability Oversight Council and the Consumer Financial Protection Bureau;

•	potential limitations on federal preemption;

•	changes to deposit insurance assessments;

•	regulation of debit interchange fees DNB earns;

•	changes in retail banking regulations, including potential limitations on certain fees DNB may charge; and

•	changes in regulation of consumer mortgage loan origination and risk retention.

In addition, the Dodd-Frank Act restricts the ability of banks to engage in certain proprietary trading or to sponsor or invest in private equity or hedge funds, commonly referred to as the Volker Rule. The Dodd-Frank Act also contains provisions designed to limit the ability of insured depository institutions, their holding companies and their affiliates to conduct certain swaps and derivatives activities and to take certain principal positions in financial instruments.

Some provisions of the Dodd-Frank Act became effective immediately upon its enactment. Many provisions, however, will require regulations to be promulgated by various federal agencies in order to be implemented, some of which have been proposed by the applicable federal agencies. The provisions of the Dodd-Frank Act may have unintended effects, which will not be clear until implementation. The changes resulting from the Dodd-Frank Act could limit DNB's business activities, require changes to certain of its business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise materially and adversely affect us. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements could also materially and adversely affect us.

New capital rules that were recently issued generally require insured depository institutions and certain holding companies to hold more capital. The impact of the new rules on DNB's financial condition and operations is uncertain. - In July 2013, U.S. federal bank regulatory agencies issued final rules that substantially amended the regulatory risk-based capital rules applicable to DNB and DNB First. The new rules revise, among other things, risk-based capital requirements and the method for calculating risk weighted assets to make those standards consistent with agreements that were reached by Basel III and certain provisions of the Dodd-Frank Act. Certain requirements of the rule began to phase in on January 1, 2015 and the remaining requirements of the rule will be phased by January 1, 2019. The new rules include certain new and higher risk-based capital and leverage requirements than those currently in place. In addition, in order to avoid restrictions on capital distributions (including dividends) or discretionary bonus payments to executives, a covered banking organization must maintain a "capital conservation buffer" on top of its minimum risk-based capital requirements. The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019.  Furthermore, in the current economic and regulatory environment, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations. The application of more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if DNB were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers, could result in modifications to its business strategy and could limit its ability to make distributions, including paying dividends or repurchasing its shares.

The FDIC's restoration plan and the related increased assessment rate could materially and adversely affect us. - The FDIC insures deposits at FDIC-insured depository institutions, including DNB First, up to applicable limits. The amount of a particular institution's deposit insurance assessment is based on that institution's risk classification under an FDIC risk-based assessment system. An institution's risk classification is assigned based on certain factors, including capital levels and the level of supervisory concern regulators believe the institution poses. Market developments have significantly depleted the FDIC Deposit Insurance Fund, or DIF, and reduced the ratio of reserves to insured deposits. As a result of recent economic conditions and the enactment of the Dodd-Frank Act, the FDIC has increased the deposit insurance assessment rates and thus raised deposit insurance premiums for insured depository institutions. If these increases are insufficient for the DIF to meet its funding requirements, there may need to be further special assessments or increases in deposit insurance premiums. DNB is generally unable to control the amount of premiums that DNB is required to pay for FDIC insurance. If there are additional bank or financial institution failures, DNB may be required to pay even higher FDIC premiums than the recently increased levels. Any future additional assessments, increases or required prepayments in FDIC insurance premiums may materially and adversely affect us, including by reducing DNB's profitability or limiting its ability to pursue certain business opportunities.

The Consumer Financial Protection Bureau may reshape consumer financial laws through rulemaking and enforcement of unfair, deceptive or abusive practices, which may directly impact DNB's business practices relating to consumer financial products or services. - The Consumer Financial Protection Bureau, or CFPB, has broad rulemaking authority to administer and carry out the purposes and objectives of the "Federal consumer financial laws, and to prevent evasions thereof," with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider identifying and prohibiting acts or practices that are "unfair, deceptive, or abusive" in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service ("UDAP authority"). The potential reach of the CFPB's broad new rulemaking powers and UDAP authority on the operations of financial institutions offering consumer financial products or services, including us, is currently unknown.

DNB First is subject to federal and state and fair lending laws and failure to comply with these laws could lead to material penalties. - Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, CFPB, and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution's performance under fair lending laws in private class action litigation. A successful challenge to DNB First's performance under the fair lending laws and regulations could adversely impact DNB First's  rating under the Community Reinvestment Act and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact DNB's reputation, business, financial condition and results of operations.

DNB faces a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations. - The Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "PATRIOT Act") and other laws and regulations require financial institutions, including us, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the Treasury Department to administer the

Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements, and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the Justice Department, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control (the "OFAC"). If its policies, procedures and systems are deemed deficient, DNB would be subject to liability, including fines and regulatory actions, including possible restrictions on DNB's ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of its business plan, which could materially and adversely affect us. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

DNB's share price may change for a variety of reasons, some of which are beyond DNB's control. - DNB's share price can fluctuate in response to a variety of factors, some of which are not under DNB's control. These factors could cause the share price to decrease regardless of DNB's operating results. These factors include:

•	DNB's financial condition, performance, creditworthiness and prospects;

•	DNB's past and future dividend practice;

•	operating results that vary from the expectations of management, securities analysts and investors;

•	quarterly variations in DNB's operating results or in the quality of DNB's assets;

•	operating results and securities price performance of companies that investors believe are comparable to us;

•	the credit, mortgage and housing markets, the markets for securities relating to mortgages or housing, and developments with respect to financial institutions generally;

•	future sales of DNB's equity or equity-related securities; and

•

changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity or real estate valuations or volatility and other geopolitical, regulatory or judicial events.

In addition, DNB's share price can be affected by the level of trading in its common stock.  The trading volume for the common stock has historically been less than that of larger financial services companies. In light of the relatively low trading volume, significant sales of its common stock in the public market, or the perception that those sales may occur, could cause the trading price of the common stock to decline or to be lower than it otherwise might be in the absence of those sales or perceptions.

DNB may sell additional shares of its common stock or other securities that are convertible into or exchangeable for its common stock, which may adversely affect the market price of DNB's common stock. - DNB is not restricted from issuing additional shares of common stock or other securities, including securities that may be convertible into or exchangeable for shares of its common stock. Some of these securities may have distribution rights in connection with liquidation or other rights, including dividend and voting rights, senior to the rights of DNB's common stock. The future issuance of shares of common stock or other securities could have a dilutive effect on the holders of DNB's common stock. Additionally, the market value of DNB's common stock could decline as a result of sales by us of a large number of shares of common stock or other securities or the perception that such sales could occur.

Provisions in DNB's articles of incorporation and bylaws may inhibit a takeover of us, which could discourage transactions that would otherwise be in the best interests of DNB's shareholders and could entrench management. - Provisions of DNB's amended and restated articles of incorporation and amended and restated bylaws, and applicable provisions of Pennsylvania law may delay, inhibit or prevent someone from gaining control of its business through a tender offer, business combination, proxy contest or some other method even though some shareholders might believe a change in control is desirable.

DNB relies on dividends from DNB First for most of DNB's revenue. - DNB is a bank holding company and its operations are conducted by DNB's subsidiaries from which DNB receives dividends. The ability of DNB's subsidiaries to pay dividends is subject to legal and regulatory limitations, profitability, financial condition, capital expenditures and other cash flow requirements. The ability of DNB First to pay cash dividends to DNB is limited by its obligation to maintain sufficient capital and by other restrictions on its cash dividends that are applicable to banks. If DNB First is not permitted to pay cash dividends to DNB, it is unlikely that DNB would be able to pay cash dividends on its common stock.

Combining the two companies may be more difficult, costly or time-consuming than expected and the anticipated benefits and cost savings of the merger may not be realized. - The challenges involved in combining the operations of DNB and ERB include, among other things, integrating personnel with diverse business backgrounds, combining different corporate cultures, and retaining key employees. It is possible that the integration process could result in the loss of key employees or disruption of each company's ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect DNB's ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger. The integration of the two companies will require the experience and expertise of certain key employees of ERB who are expected to be retained by DNB. DNB may not be successful in retaining these employees for the time period necessary to successfully integrate ERB's operations with those of DNB.  In addition, as with any merger of banking institutions, there also may be business disruptions that cause us to lose customers or cause customers to take their deposits out of DNB. The success of the combined company following the merger may depend in large part on the ability to integrate the two businesses, business models and cultures. DNB may not be able to successfully achieve the level of cost savings, revenue enhancements, and other anticipated synergies, and may not be able to capitalize upon the existing customer relationships of ERB to the extent anticipated, or it may take longer, or be more difficult or expensive than expected to achieve these goals. If DNB is not able to integrate the companies' operations successfully and in a timely manner, the expected benefits of the merger may not be realized, and this could have an adverse effect on DNB's business, results of operation and stock price.

Goodwill Impairment may adversely impact our results of operations. Impairment of goodwill or other intangible assets could require charges to earnings, which could result in a negative impact on our results of operations. Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are no longer amortized but, instead, are evaluated for impairment periodically or when impairment indicators are present. Evaluation of goodwill and such other intangible assets could result in circumstances where the applicable intangible asset is deemed to be impaired for accounting purposes. Under such circumstances, the intangible asset’s impairment would be reflected as a charge to earnings in the period during which such impairment is identified. Management evaluated the goodwill using an analysis of required measures of value, including the current stock price as an indicator of minority interest value, change of control multiples as a measure of controlling interest value and discounted cash flow analysis as a measure of going concern value and applied a weighting based on appraisal standards to arrive at a valuation conclusion that indicated no impairment at December 31, 2016.

There is no assurance that we will be successful in overcoming these risks or any other problems encountered in connection with pending or potential acquisitions. Our inability to overcome these risks could have an adverse effect on our levels of reported net income, ROE and ROA, and our ability to achieve our business strategy and maintain our market value.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The main office of the Bank, which the Bank owns, is located at 4 Brandywine Avenue, Downingtown, Pennsylvania 19335. DNB’s registered office is also at this location, and DNB pays no rent or other form of consideration for the use of the Bank’s main office as its principal executive office. The Bank leases its operations center located at 104 Brandywine Avenue Downingtown, PA. The Bank had a net book value of $7.0 million for all branches owned plus leasehold improvements on offices leased at December 31, 2016. The Bank’s DNB Investments & Insurance and DNB First Investment Management & Trust units, operating under the name, “DNB First Wealth Management,” have offices adjacent to the Bank’s Exton Office.

The Bank has fifteen branch offices located in Chester, Delaware, and Philadelphia Counties, Pennsylvania. In addition to the main office discussed above, they are:

Office	Office Location	Owned/Leased
Boothwyn	3915 Chichester Avenue, Boothwyn	Owned
Caln	1835 East Lincoln Highway, Coatesville	Owned
Chadds Ford	300 Oakland Road, West Chester	Leased
East End	701 East Lancaster Avenue, Downingtown	Owned
East Falls	4341 Ridge Avenue , Philadelphia	Leased
Exton	410 Exton Square Parkway, Exton	Leased
Kennett Square	215 East Cypress Street, Kennett Square	Owned
Lionville	891 Pottstown Pike, Exton	Owned
Little Washington	104 Culbertson Run Road, Downingtown	Owned
Ludwig’s Corner	1030 North Pottstown Pike, Chester Springs	Owned
Old City	36 North 3rd Street, Philadelphia	Leased
Roxborough	6137 Ridge Avenue, Philadelphia	Leased
West Chester	124 West Market Street, West Chester	Leased
West Goshen	1115 West Chester Pike, West Chester	Leased

Item 3.  Legal Proceedings

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Price of and Dividends on Registrant’s Common Equity

DNB Financial Corporation’s common stock, par value $1.00 per share, is listed for trading on Nasdaq's Capital Market under the symbol DNBF. Current price information is available from account executives at most brokerage firms as well as the firms listed at the back of this report who are market makers of DNB’s common stock. There were approximately 700 shareholders who owned 4.2 million shares of common stock outstanding at March 15, 2017. Quarterly high and low sales prices are set forth in the following table:

	2016			2015
	High	Low	Dividend	High	Low	Dividend
First quarter	$29.40	$27.95	$0.07	$28.67	$21.13	$0.07
Second quarter	29.50	23.05	0.07	26.93	24.44	0.07
Third quarter	26.47	23.71	0.07	27.85	25.10	0.07
Fourth quarter	28.95	25.01	0.07	29.87	26.07	0.07

The information required with respect to the frequency and amount of DNB’s cash dividends declared on each class of its common equity for the two most recent fiscal years is set forth in the section of this report titled, “Item 6 — Selected Financial Data” on page 21, and incorporated herein by reference.

See also the discussion under "5. Certain Regulatory Matters" at page 44 of "Management's Discussion and Analysis of Results of Operations" for further information regarding limitations on our ability to pay dividends.

The information required with respect to securities authorized for issuance under DNB’s equity compensation plans is set forth in “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” on page 94, and incorporated herein by reference.

(b) Recent Sales of Unregistered Securities

None.

 (c) Purchases of Equity Securities by DNB and Affiliated Purchasers

The following table provides information on repurchases by or on behalf of DNB or any “affiliated purchaser” (as defined in Regulation 10b-18(a) (3)) of its common stock in each month of the quarter ended December 31, 2016.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	Per Share	or Programs	Programs
October 1, 2016 - October 31, 2016	-	$-	-	63,016
November 1, 2016 - November 30, 2016	-	-	-	63,016
December 1, 2016 - December 31, 2016	-	-	-	63,016
Total	-	$-	-	63,016

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

(d) Corporation Performance Graph

The following graph presents the 5 year cumulative total return on DNB Financial Corporation’s common stock, compared to the S&P 500 Index and the S&P 500 Financial Index for the 5 year period ended December 31, 2016. The comparison assumes that $100 was invested in DNB’s common stock and each of the foregoing indices and that all dividends have been reinvested.

CORPORATION PERFORMANCE

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

AMONG DNB FINANCIAL CORP., the S&P 500 INDEX and the S&P 500 FINANCIAL INDEX

Item 6.  Selected Financial Data

The selected financial data set forth below is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto, contained elsewhere herein.

	At or For the Year Ended December 31
(Dollars in thousands, except share data)	2016	2015	2014	2013	2012
RESULTS OF OPERATIONS
Interest income	$29,179	$24,478	$23,596	$23,212	$25,729
Interest expense	3,324	2,712	2,311	2,888	3,755
Net interest income	25,855	21,766	21,285	20,324	21,974
Provision for credit losses	730	1,105	1,130	2,530	1,455
Non-interest income	6,364	5,009	4,958	4,795	4,528
Non-interest expense	24,641	19,029	18,632	17,450	17,702
Income before income taxes	6,848	6,641	6,481	5,139	7,345
Income tax expense	1,869	1,503	1,677	1,220	2,106
Net income	$4,979	$5,138	$4,804	$3,919	$5,239
Preferred stock dividends & accretion of discount	-	50	135	148	332
Net income available to common stockholders	$4,979	$5,088	$4,669	$3,771	$4,907

PER SHARE DATA
Basic earnings	$1.56	$1.82	$1.69	$1.38	$1.81
Diluted earnings	1.55	1.79	1.66	1.36	1.79
Cash dividends	0.28	0.28	0.28	0.28	0.20
Book value	22.36	19.65	18.33	16.55	16.08
Tangible book value	18.56	19.58	18.26	16.47	15.98
Average common shares outstanding	3,186,079	2,801,881	2,766,723	2,742,417	2,710,819
Average diluted common shares outstanding	3,218,884	2,847,488	2,812,726	2,780,752	2,739,954
PERFORMANCE RATIOS
Return on average assets	0.59%	0.69%	0.71%	0.60%	0.84%
Return on average stockholders' equity	7.40	8.72	7.78	6.75	9.61
Return on average tangible equity	9.74	8.73	7.79	6.77	9.67
Net interest margin	3.31	3.16	3.36	3.30	3.66
Efficiency ratio	75.53	68.31	71.12	69.29	62.61
Wtd average yield on earning assets	3.72	3.51	3.67	3.76	4.26
FINANCIAL CONDITION
Total assets	$1,070,685	$748,818	$723,330	$661,473	$639,568
Total liabilities	975,845	693,330	659,422	602,890	582,863
Total stockholders' equity	94,840	55,488	63,908	58,583	56,705
Loans, gross	817,529	481,758	455,603	415,354	396,498
Allowance for credit losses	5,373	4,935	4,906	4,623	6,838
Investment securities	182,206	220,208	231,656	186,958	201,312
Goodwill	15,590	-	-	-	-
Intangible assets	537	66	82	111	181
Deposits	885,187	606,275	605,083	558,747	530,424
Borrowings	86,668	81,909	49,005	39,674	46,864
ASSET QUALITY RATIOS
Net charge-offs to average loans	0.05%	0.23%	0.19%	1.20%	0.20%
Non-performing loans/total loans	1.04	1.06	1.50	1.38	2.63
Non-performing assets/total assets	1.05	1.02	1.07	1.03	1.82
Allowance for credit loss/total loans	0.66	1.02	1.08	1.11	1.72
Allowance for credit loss/non-performing loans	63.20	96.91	71.59	80.70	65.54
CAPITAL RATIOS
Total equity/total assets	8.86%	7.41%	8.84%	8.86%	8.87%
Tangible equity/tangible assets	7.46	7.40	8.82	8.84	8.84
Tier 1 leverage ratio	8.42	8.94	10.55	10.61	10.50
Common equity tier 1 risk based capital ratio	9.60	10.44	10.50	10.51	10.51
Tier 1 risk based capital ratio	10.67	12.08	14.90	15.35	14.63
Total risk based capital ratio	12.50	14.78	15.92	16.40	15.88

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

I.Introductory Overview

DNB is a bank holding company whose bank subsidiary, the Bank, is a nationally chartered commercial bank with trust powers, and a member of the FDIC. DNB provides a broad range of banking services to individual and corporate customers through its fifteen community offices located throughout Chester, Delaware, and Philadelphia Counties, Pennsylvania. DNB is a community banking organization that focuses its lending and other services on businesses and consumers in the local market area. DNB funds all these activities with retail and business deposits and borrowings. Through its Wealth Management Group, the Bank provides wealth management and trust services to individuals, businesses and non-profit organizations. The Bank and its subsidiary, DNB Investments and Insurance, make available certain non-depository products and services, such as securities brokerage, mutual funds, life insurance and annuities.

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

Non-GAAP Based Financial Measures

Our selected financial data contains a non-GAAP financial measure calculated using non-GAAP amounts.  This measure is tangible book value per common share. Tangible book value per share adjusts the numerator by the amount of Goodwill and Other Intangible Assets (reduction of Shareholders' Equity).  Management uses non-GAAP measures to present historical periods comparable to the current period presentation.  In addition, management believes the use of non-GAAP measures provides additional clarity when assessing our financial results and use of equity.  Disclosures of this type should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.

Highlights of DNB’s results for the year-end December 31, 2016 include:

•

DNB completed its acquisition of East River Bank on October 1, 2016. The comparability of the financial condition of DNB as of December 31, 2016 compared to December 31, 2015, and the results of operations for the year ended 2016 compared to 2015, in general, have been impacted by the acquisition of ERB on October 1, 2016.  The assets and liabilities of ERB were recorded on the consolidated balance sheet at their established fair value as of October 1, 2016, and their results of operations have been included in the consolidated income statement since that date. The acquisition added 3 full service branches in Philadelphia County, bringing DNB’s branch count to fifteen (15) in the Greater Philadelphia Region. In addition, the acquisition added approximately $306.4 million in loans and $227.2 million in deposits.

•

For the year ending December 31, 2016, net income available to common shareholders was $5.0 million, or   $1.55 per share, compared with $5.1 million, or $1.79 per share for the corresponding prior year period. 2016’s results include the operations of the former East River Bank for the fourth quarter of 2016 and include $2.2 million of due diligence and merger related costs associated with its acquisition of East River Bank.

•

Asset quality remained solid as non-performing assets, including loans and other real estate property, were $11.3 million as of December 31, 2016, or 1.05% of total assets, compared with $7.7 million as of December 31, 2015, or 1.02% of total assets. The total amount of non-performing assets increased due to loans and other assets acquired with the East River acquisition.

•

DNB continued its focus on growing fee-based income. Wealth Management recorded a strong growth in total assets under care, which increased 11.8% to $214.2 million as of December 31, 2016, from $191.5 million as of December 31, 2015. This growth contributed to a $149,000 or 10.0% increase in Wealth Management fee income. In addition, mortgage banking revenue increased $111,000 or 85.9% to $282,000 in 2016.

•

Capital ratios continue to exceed minimum regulatory standards for well-capitalized institutions.  As of December 31, 2016, the tier 1 leverage ratio was 8.42%, the tier 1 risk-based capital was 10.67%, the common equity tier 1 risk-based capital ratio was 9.60% and the total risk-based capital ratio was 12.50%. As of the same date, the tangible common equity-to-tangible assets ratio was 7.46%.

DNB is particularly exposed to downturns in the greater Philadelphia region as well as the global and U.S. economies. Starting in the 2007-2008 time period, a weak economy, coupled with declines in the housing market and elevated unemployment negatively impacted the credit performance of mortgage, construction and other loans and resulted in significant write-downs by many financial institutions across the U.S.  In addition, the values of real estate collateral supporting many loans declined. While certain economic conditions in the U.S. have shown some improvement over the last eight years, economic growth has been slow and uneven as consumers continue to recover from previously high unemployment rates and lower housing valuations. In addition, high levels of U.S. government debt, as well as economic and political conditions in the global markets may impact DNB’s borrowers negatively. Unfavorable general economic trends, reduced availability of commercial credit and a sustained low Labor Force Participation rate, can negatively impact the credit performance of both consumer and commercial credits, resulting in increased write-downs. A worsening of these conditions, such as an economic slowdown or recession, would likely worsen the adverse effects of these difficult market conditions on DNB and other financial institutions. As a result of a historically low rate of loan charge-offs in 2016 (0.05%), coupled with DNB’s continued aggressive management of troubled assets, DNB was able to reduce its provision in 2016 to $730,000, a $375,000 reduction from the $1.1 million provision made in 2015.

In addition, DNB’s net interest margin has been impacted by these changes in the economy. Management has been aggressive in managing DNB’s cost of funds during the year by implementing carefully planned pricing strategies, designed to offset the decline in rates on earning assets, while matching liquidity needs. Our composite cost of funds for 2016 was 0.53%, compared to 0.48% in 2015. DNB’s net interest margin increased slightly to 3.31% in 2016 from 3.16% in 2015. The increased net interest margin was primarily caused by the higher volume and higher yield of interest-earning assets in 2016, over 2015.

Earnings.  For the year ended December 31, 2016, DNB reported net income available to common shareholders of $5.0 million, a decrease of $109,000 from $5.1 million reported for the year ended December 31, 2015, or $1.55 per share versus $1.79 per share, respectively, on a fully diluted basis. DNB’s 2016 results include the operations of the former East River Bank for the fourth quarter of 2016, a $1.2 million gain from insurance proceeds associated with a fire at one of DNB’s offices during the second quarter of 2015,  as well as $2.2 million of due diligence and merger related costs associated with its acquisition of East River Bank.

Asset Quality.    Non-performing assets were $11.3 million at December 31, 2016 compared to $7.7 million at December 31, 2015. Non-performing assets as of December 31, 2016 were comprised of $8.5 million of non-accrual loans, as well as $2.6 million of Other Real Estate Owned (“OREO”) and $191,000 in other repossessed property. As of December 31, 2016, the non-performing loans to total loans ratio decreased to 1.04% compared to 1.06% at December 31, 2015. The non-performing assets to total assets ratio increased to 1.05% at December 31, 2016, compared to 1.02% at December 31, 2015. The allowance for credit losses was $5.4 million at December 31, 2016, compared to $4.9 million at December 31, 2015. The allowance to total loans was 0.66% at December 31, 2016 compared to 1.02% at December 31, 2015. Loans acquired in connection with the purchase of East River have been recorded at fair value based on an initial estimate of expected cash flows, including a reduction for estimated credit losses, and without carryover of the respective portfolio's historical allowance for loan losses. At December 31, 2016, the allowance for credit losses as a percentage of originated loans (a non-GAAP measure), which represents all loans other than those acquired, was 1.04%. DNB’s delinquency ratio (the total of all delinquent loans plus loans greater than 90 days and still accruing, divided by total loans) was 1.60% at December 31, 2016, up from 1.32% at December 31, 2015.

II.Overview of Financial Condition — Major Changes and Trends

At December 31, 2016, DNB had consolidated assets of $1.1 billion and a Tier I/Leverage Capital Ratio of 8.42%. Loans comprise 79.6% of earning assets, while investments and overnight funds constitute the remainder. Assets increased $321.9 million to $1.1 billion at December 31, 2016, compared to $748.8 million at December 31, 2015. During the same period, investment securities decreased $38.0 million to $182.2 million, while the loan portfolio increased $335.8 million, or 69.70%, to $817.5 million. Deposits increased $278.9 million to $885.2 million at December 31, 2016. DNB’s liabilities are comprised of a high level of core deposits with a low cost of funds in addition to a moderate level of brokered deposits and borrowings with costs that are more volatile than core deposits.

Comprehensive 5-Year Plan. During the fourth quarter of 2016, management updated the 5-year strategic plan that was designed to reposition its balance sheet and improve core earnings. Through the plan, management will endeavor to expand its loan portfolio through new originations, increased loan participations, as well as strategic loan and lease purchases. Management also plans to reduce the absolute level of borrowings and brokered deposits with cash flows from existing loans and investments as well as from new core deposit growth. A discussion on DNB’s Key Strategies follows:

•	Focus on penetrating existing markets to maximize profitability;

•	Grow loans and diversify the mix;

•	Improve asset quality;

•	Focus on profitable customer segments;

•	Grow and diversify non-interest income, primarily wealth management, origination and sales of SBA guaranteed loans and mortgage banking;

•	Continue to grow core deposits to maintain low funding costs;

•	Focus on cost containment and improving operational efficiencies; and

•	Continue to engage employees to help them become more effective and successful.

Strategic Plan Update.

During the fourth quarter of 2016, DNB completed the acquisition of East River Bank. The acquisition made DNB one of only six institutions with assets over $1 billion, headquartered in Southeastern, PA.  The acquisition increased DNB’s assets to $1.1 billion and deposits to $885.2 million at December 31, 2016.  The acquisition and integration of East River Bank contributed significantly to DNB’s goal of increasing shareholder value. DNB’s gross loans to assets ratio increased to 76.4% at December 31, 2016 from 64.3% at December 31, 2015. During the same period, DNB’s investment securities to assets ratio decreased to 17.0% at December 31, 2016 from 29.4% at December 31, 2015. The shift in these ratios factored heavily in a 15 basis point increase in DNB’s net interest margin during the year (3.31% for the year ended December 31, 2016, compared to 3.16% in 2015). The acquisition also provides DNB with a proven and successful Philadelphia based lending staff poised to continue loan growth in Philadelphia County. In addition to the greater economies of scale and improved efficiencies created by the merger, the combination provides the possibility of further margin expansion as DNB replaces higher costing deposits and borrowings acquired in the merger with core deposits during 2017. The acquisition will also open up the Philadelphia market to DNB’s Wealth Management, Cash Management and Mortgage Banking products and services.

DNB’s most significant revenue source continues to be net interest income, defined as total interest income less total interest expense, which in 2016 accounted for approximately 80.2% of total revenue. To produce net interest income and consistent earnings growth over the long-term, DNB must generate loan and deposit growth at acceptable economic spreads within its market area. To generate and grow loans and deposits, DNB must focus on a number of areas including, but not limited to, the economy, branch expansion, sales practices, customer satisfaction and retention, competition, customer behavior, technology, product innovation and credit performance of its customers.

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

III.DNB’s Principal Products and Services

Loans and Lending Services.  DNB’s primary source of earnings and cash flows is derived from its lending function. The commercial loan portfolio amounted to $661.4 million or 80.9% of total loans as of December 31, 2016. DNB focuses on providing these products to small to mid-size businesses throughout Chester, Delaware, and Philadelphia Counties. In keeping with DNB’s goal to match customer business initiatives with products designed to meet their needs, DNB offers a wide variety of fixed and variable rate loans that are priced competitively. DNB serves this market by providing funds for the purchase of business property or ventures, working capital lines, Small Business Administration loans, lease financing for equipment and for a variety of other purposes.

As a community bank, DNB also serves consumers by providing home equity and home mortgages, as well as term loans for the purchase of consumer goods. Residential mortgage and consumer loans increased $71.0 million in 2016 compared to 2015, primarily in the residential mortgage portfolio. In addition to providing funds to customers, DNB also provides a variety of services to its commercial customers. These services, such as cash management, remote capture, commercial sweep accounts, internet banking, letters of credit and other lending services are designed to meet our customer needs and help them become successful. DNB provides these services to assist its customers in obtaining financing, securing business opportunities, providing access to new resources and managing cash flows.

Deposit Products and Services.  DNB’s primary source of funds is derived from customer deposits, which are typically generated by DNB’s fifteen branch offices. DNB’s deposit base, while highly concentrated in central Chester County, extends to southern Chester County and into parts of Delaware, Lancaster, and Philadelphia Counties. In addition, a growing amount of new deposits are being generated through expanded government service offerings and as a part of comprehensive loan or wealth management relationships. DNB also has access to wholesale brokered deposits which amounted to $29.3 million at December 31, 2016.

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

Non-Deposit Products and Services.  DNB offers non-deposit products and services under the names “DNB Investments & Insurance” and “DNB First Investment Management & Trust.” Revenues from these entities were $1.6 million and $1.5 million for 2016 and 2015, respectively.

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

The principal objective of DNB’s interest rate risk management is to evaluate the interest rate risk included in certain on and off balance sheet accounts, determine the level of risk appropriate given DNB’s business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with approved guidelines. Through such management, DNB seeks to reduce the vulnerability of its operations to changes in interest rates. DNB’s Asset Liability Committee (the “ALCO”) is responsible for reviewing DNB’s asset/liability policies and interest rate risk position and making decisions involving asset liability considerations. The ALCO meets on a monthly basis and reports trends and DNB’s interest rate risk position to the Board of Directors on a quarterly basis. The extent of the movement of interest rates is an uncertainty that could have a negative impact on DNB’s earnings. (See additional discussion in Item 7a. Quantitative and Qualitative Disclosures About Market Risk on page 46 of this Form 10-K.)

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

	December 31
	2016	2015	2014	2013	2012	2011
Prime	3.75%	3.50%	3.25%	3.25%	3.25%	3.25%
Federal Funds Sold (“FFS”)	0.75	0.50	0.25	0.25	0.25	0.25
6 month US Treasury	0.61	0.48	0.11	0.10	0.12	0.05

	Historical Yield Spread
	December 31
	2016	2015	2014	2013	2012	2011
FFS to 5 year US Treasury	1.21%	1.21%	1.64%	1.58%	0.70%	0.64%
FFS to 10 year US Treasury	1.74	1.75	2.21	2.90	1.72	1.73

In general, financial institutions price their fixed rate loans off of 5 and 10 year treasuries and price their deposits off of shorter indices, like the Federal Funds Sold rate. As you can see in the table above, the spread between the Federal Funds Sold rate and the 5 year treasury has ranged from 1.64% to 0.64% during the last 6 years. The spread between the Federal Funds Sold rate and the 10 year treasury has ranged from 2.90% to 1.72% during the last 6 years. As a result of the compression between long and short term rates, many banks, including DNB, have seen their net interest margin fluctuate during the last 6 years.

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

Average Balances, Rates, and Interest Income and Expense

	Year Ended December 31
	2016			2015			2014
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest*	Rate	Balance	Interest*	Rate	Balance	Interest*	Rate
ASSETS
Interest-earning assets:
Investment securities:
Taxable	$154,827	$2,896	1.87%	$177,213	$2,955	1.67%	$156,402	$2,850	1.82%
Tax-exempt	53,430	1,825	3.42	54,578	2,112	3.87	41,934	1,685	4.02
Total securities	208,257	4,721	2.27	231,791	5,067	2.19	198,336	4,535	2.29
Cash and cash equivalents	30,391	129	0.42	21,075	42	0.20	21,247	42	0.20
Total loans	571,432	25,310	4.43	465,944	20,348	4.37	435,816	19,733	4.53
Total interest-earning assets	810,080	30,160	3.72	718,810	25,457	3.54	655,399	24,310	3.71
Non-interest-earning assets	28,427			22,542			21,457
Total assets	$838,507			$741,352			$676,856
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW, money market, and savings	$428,143	$1,004	0.23%	$414,920	$590	0.14%	$376,568	$541	0.14%
Time	101,268	706	0.70	67,487	396	0.59	81,546	697	0.85
Brokered	22,491	301	1.34	14,803	179	1.21	5,590	53	0.95
Total interest-bearing deposits	551,902	2,011	0.36	497,210	1,165	0.23	463,704	1,291	0.28
Federal funds purchased	442	3	0.72	204	1	0.51	276	2	0.64
Repurchase agreements	19,878	40	0.20	25,574	51	0.20	19,531	39	0.20
Subordinated debt	9,750	414	4.25	8,067	341	4.22	-	-	-
FHLBP advances	31,965	451	1.41	20,603	787	3.82	10,986	613	5.58
Other interest-bearing accounts	9,722	405	4.16	9,765	367	3.76	9,802	366	3.73
Total interest-bearing liabilities	623,659	3,324	0.53	561,423	2,712	0.48	504,299	2,311	0.46
Demand deposits	142,569			115,901			106,604
Other liabilities	5,179			5,115			4,190
Stockholders’ equity	67,100			58,913			61,763
Total liabilities and stockholders’ equity	$838,507			$741,352			$676,856
Net interest income		$26,836			$22,745			$21,999
Interest rate spread			3.19%			3.09%			3.25%
Net interest margin			3.31%			3.16%			3.36%

*All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate, exclusive of the alternative minimum tax rate and nondeductible interest expense. The tax equivalent adjustment amounts used in the above table to compute yields aggregated $981,000 in 2016, $979,000 in 2015 and $714,000 in 2014.

2.  Rate / Volume Analysis

In the fourth quarter of 2016, DNB recognized purchase accounting accretion and amortization related to the acquisition of ERB which totaled $761,000 in additional net interest income, affecting interest income on loans, and interest expense on time deposits and borrowings. During 2016, net interest income increased $4.1 million or 17.99% on a tax equivalent basis. As shown in the following Rate/Volume Analysis table, DNB benefited by $3.7 million in favorable volume changes and by  $427,000 in favorable rate changes. The favorable change in net interest income due to volume changes is mostly attributable to increased average balances of loans of $105.5 million (affecting net interest income favorably by $4.7 million), increased average balances of cash and cash equivalents of $9.3 million (favorable change $40,000), and decreased average balances of repurchase agreements of $5.7 million  (favorable change  $11,000),  offset by decreased average balances of investment securities of $23.5 million (unfavorable change $458,000), increased average balances of interest-bearing deposits of $54.7 million (unfavorable change $369,000), increased average balances of FHLBP advances of $11.4 million (unfavorable change $160,000), and increased average balances of subordinated debt of $1.7 million (unfavorable change $71,000).  The favorable impact of increased yields on interest-earning assets outweighed the unfavorable impact of increased rates on interest-bearing liabilities, resulting in a $427,000 favorable difference. The favorable change due to rate earned on loans was $290,000 (an average rate earned of 4.43% in 2016, compared to 4.37% in 2015). The favorable change due to rate earned on investments was $112,000 (an average rate earned of 2.27% in 2016, compared to 2.19% in 2015). The favorable change due to rate paid on FHLBP advances was $496,000 (an average rate paid of 1.41% in 2016, compared to 3.82% in 2015). These favorable changes due to increased yields on loans and investments and decreased yields on FHLBP advances were partially offset by higher rates paid on interest-bearing deposits and other interest-bearing liabilities. The unfavorable change due to rate on interest-bearing deposits was

$477,000 (an average rate paid of 0.36% in 2016, compared to 0.23% in 2015). The unfavorable change due to rate on other interest-bearing accounts was $39,000 (an average rate paid of 4.16% in 2016, compared to 3.76% in 2015). DNB’s composite cost of funds was 0.53% in 2016 compared to 0.48% in 2015.

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

Rate / Volume Analysis

(Dollars in thousands)

	2016 Versus 2015			2015 Versus 2014
	Change Due To			Change Due To
	Rate	Volume	Total	Rate	Volume	Total
Interest-earning assets:
Loans	$290	$4,672	$4,962	$(701)	$1,316	$615
Investment securities:
Taxable	360	(419)	(59)	(242)	347	105
Tax-exempt	(248)	(39)	(287)	(62)	489	427
Cash and cash equivalents	47	40	87	1	(1)	-
Total	449	4,254	4,703	(1,004)	2,151	1,147
Interest-bearing liabilities:
NOW, money market, and savings	384	30	414	(5)	54	49
Time	74	236	310	(219)	(82)	(301)
Brokered	19	103	122	14	112	126
Federal funds purchased	-	2	2	-	(1)	(1)
Repurchase agreements	-	(11)	(11)	-	12	12
Subordinated notes	2	71	73	-	341	341
FHLBP advances	(496)	160	(336)	(193)	367	174
Other interest-bearing accounts	39	(1)	38	2	(1)	1
Total	22	590	612	(401)	802	401
Net interest income	$427	$3,664	$4,091	$(603)	$1,349	$746

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

DNB reports its callable agency investments ($23.1 million at December 31, 2016) at their Option Adjusted Spread (“OAS”) effective duration date, as opposed to the call or maturity date. In management’s opinion, using effective duration dates on callable securities and advances provides a better estimate of the option exercise date under any interest rate environment. The OAS methodology is an approach whereby the likelihood of option exercise takes into account the coupon on the security, the distance to the call date, the maturity date and current interest rate volatility. In addition, prepayment assumptions derived from historical data have been applied to mortgage‑related securities, which are included in investments. (See additional discussion in Item 7a. Quantitative and Qualitative Disclosures About Market Risk on page 46 of this Form 10-K.)

B.  Liquidity and Market Risk Management

Liquidity is the ability to meet current and future financial obligations. The Bank further defines liquidity as the ability to respond to deposit outflows as well as maintain flexibility to take advantage of lending and investment opportunities. The Bank’s primary sources of funds are operating earnings, deposits, repurchase agreements, principal and interest payments on loans, proceeds from loan sales, sales and maturities of mortgage-backed and investment securities, and FHLBP advances. The Bank uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, mortgage prepayments, loan and security sales and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition.

The objective of DNB’s asset/liability management function is to maintain consistent growth in net interest income within DNB’s policy limits. This objective is accomplished through the management of liquidity and interest rate risk, as well as customer offerings of various loan and deposit products. DNB maintains adequate liquidity to meet daily funding requirements, anticipated deposit withdrawals, or asset opportunities in a timely manner. Liquidity is also necessary to meet obligations during unusual, extraordinary or adverse operating circumstances, while avoiding a significant loss or cost. DNB’s foundation for liquidity is a stable deposit base as well as a marketable investment portfolio that provides cash flow through regular maturities or that can be used for collateral to secure funding in an emergency. As part of its liquidity management, DNB maintains assets, which comprise its liquidity (Federal funds sold, investments and interest‑bearing cash balances, less pledged securities).

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

D.  Competition

In addition to the challenges related to the interest rate environment, community banks in Chester, Philadelphia and Delaware Counties have been experiencing increased competition from large regional and international banks entering DNB’s marketplace through mergers and acquisitions. Competition for loans and deposits has negatively affected DNB’s net interest margin. To compensate for the increased competition, DNB, along with other area community banks, has aggressively sought and marketed customers who have been disenfranchised by these mergers.

To attract these customers, DNB offers deposit products and services, such as Choice Checking relationship products with ATM surcharge rebates, and Online Banking with bill payment, external transfer and account aggregation functionality. DNB also offers a complete package of cash management services including automated clearing house services, remote deposit, payroll services, and merchant services and account payment solutions. Our broad range of Business Checking products provides solutions to meet the needs of a variety of businesses and non-profit organizations.

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

VI.2016 Financial Results

A.  Liquidity

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes. DNB’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding. Primary liquidity includes investments, Federal funds sold, and interest‑bearing cash balances, less pledged securities. DNB also anticipates scheduled payments and prepayments on its loan and mortgage‑ backed securities portfolios. In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $516.3 million at December 31, 2016. Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

As of December 31, 2016, deposits totaled $885.2 million, up $278.9 million from $606.3 million at December 31, 2015. There are  $159.0 million in certificates of deposit (including IRAs) scheduled to mature during 2017. Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in cash and cash equivalents or by pay-downs and maturities of loans and investments. At December 31, 2016, DNB had $185.8 million in un-funded loan commitments. In addition, there were  $2.8 million in un-funded letters of credit. Management anticipates the majority of these commitments will be funded by means of normal cash flows. Included in interest bearing deposits are time and brokered deposits issued in amounts of $100,000 or more and their remaining maturities at December 31, 2016 were as follows:

	December 31, 2016
	Time	Brokered
(Dollars in thousands)	Deposits	Deposits	Total
Three months or less	$24,192	$1,000	$25,192
Over three through six months	48,677	5,263	53,940
Over six through twelve months	28,496	2,536	31,032
Over one year through two years	9,635	876	10,511
Over two years	12,601	1,494	14,095
Total	$123,601	$11,169	$134,770

The following table sets forth the composition of DNB’s deposits at the dates indicated.

Deposits By Major Classification

(Dollars in thousands)

	December 31
	2016	2015	2014	2013	2012
Non-interest-bearing deposits	$173,467	$125,581	$102,107	$101,853	$85,055
Interest-bearing deposits:
NOW	224,219	185,973	205,816	170,427	161,844
Money market	184,783	137,555	143,483	130,835	122,953
Savings	86,176	72,660	66,634	60,090	58,256
Certificates	166,565	55,180	62,747	75,856	81,637
IRA	20,691	10,838	14,058	19,686	20,679
Brokered	29,286	18,488	10,238	-	-
Total deposits	$885,187	$606,275	$605,083	$558,747	$530,424

For detailed information regarding the maturity of our time deposits and certificates of deposit, see Note 7 to our Consolidated Financial Statements.

Capital Resources and Adequacy

Stockholders' equity was $94.8 million at December 31, 2016 compared to $55.5 million at December 31, 2015. The increase in stockholders’ equity was primarily a result of the issuance of $34.7 million of common stock related to DNB’s merger with ERB and 2016 earnings of $5.0 million. These increases were partially offset by $895,000 of dividends paid on DNB’s common stock, $568,000 of taxes on share awards vesting, and $289,000 of other comprehensive loss. We have modeled our ratios under the finalized Basel III rules and we do not expect that we will be required to raise additional capital as a result of these rules.

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

Based on management’s assessment, DNB and the Bank have each met the definition of “well capitalized” for regulatory purposes on December 31, 2016. The Bank’s capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of DNB’s or the Bank’s overall financial condition or prospects. DNB’s capital exceeds the Federal Reserve Bank’s (“FRB’s”) minimum leverage ratio requirements for bank holding companies (see additional discussion in Regulatory Matters — Note 17 to DNB’s Consolidated Financial Statements).

Under federal banking laws and regulations, DNB and the Bank are required to maintain minimum capital as determined by certain regulatory ratios. Capital adequacy for regulatory purposes, and the capital category assigned to an institution by its regulators, may be determinative of an institution’s overall financial condition.

B.  Results of Operations

1.  Summary of Performance

(a)  Summary of Results

For the year ended December 31, 2016, DNB reported net income available to common shareholders of $5.0 million, a decrease of $109,000 from $5.1 million reported for the year ended December 31, 2015, or $1.55 per share versus $1.79 per share, respectively, on a fully diluted basis. DNB’s 2016 results include the operations of the former East River Bank for the fourth quarter of 2016, a $1.2 million gain from insurance proceeds associated with a fire at one of DNB’s offices during the second quarter of 2015,  as well as $2.2 million of due diligence and merger related costs associated with its acquisition of East River Bank.

There are many aspects of the economy and the Federal Reserve’s monetary policy that hinder DNB’s ability to grow revenues and net income. One of the most significant factors is that the global and U.S. economies have experienced reduced business activity as a result of disruptions in the financial system during the past nine years. The United States, Europe, China and many other countries across the globe are struggling with too much debt and weaker streams of revenues as a result of recessionary pressures, falling oil prices and high unemployment. Overall economic growth continues to be slow at a time when national and regional unemployment rates have improved, however participation rates remain at historically low levels. The risks associated with our business remain acute in periods of slow economic growth. While we are continuing to take steps to decrease and limit our exposure to problem loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.

The January 18, 2017 Beige Book indicated that aggregate business activity in the Third District grew at a modest pace during the January 18, 2017 Beige Book reporting period,  a bit faster than the November 30, 2016 period. Notable shifts in activity included nonfinancial services and existing home sales, which improved to a moderate pace of growth. Four sectors:  non-auto consumer spending, manufacturing, nonresidential construction and leasing,  improved to a modest pace of growth. Employment growth also picked up to a modest pace. This pickup included manufacturing firms, which had been reporting job losses for much of the year. The Federal

Reserve’s contacts continued to report that wages rose modestly as the labor market continued to tighten. On balance, general prices also continued to grow at a modest pace. Overall, firms continued to expect moderate growth over the next six months.

Overall, Third District homebuilders continued to report little change in activity. However, reports were mixed: Pennsylvania builders of mid-priced homes noted a pause in activity, while a South Jersey builder of higher-priced homes reported a pickup at year-end with strong backlogs going into January. Brokers in most major Third District housing markets reported an upsurge in home sales to a moderate pace but noted that this season accounts for a relatively low percentage of annual sales volume. Moreover, sales continued to be constrained by very low inventory levels.

The Federal Reserve’s nonresidential real estate contacts reported that slow, steady incremental growth was supporting leasing (and pre-leasing) activity, falling vacancy rates, rising rents, and new construction. Industrial/warehouse space is in greatest demand throughout the District. The market for office space is tightest in Philadelphia's central business district, while most suburban office markets are still strengthening.

Third District financial firms reported modest growth of total loan volume, a bit off the moderate pace of the November 30, 2016 Beige Book period. However, the significant seasonal increase in credit card volumes anticipated for the recent holiday period was much larger in 2016 than in 2015. Commercial real estate loans and commercial and industrial loans continued to be two of the fastest growing loan categories; however, both grew at a slower pace than during the same period one year ago. Volumes of home mortgages, home equity loans, auto loans, and other consumer loans were mostly unchanged over the November 30, 2016 Beige Book period. On balance, the Federal Reserve Bank of Philadelphia’s banking contacts continued to report healthy loan portfolios and improving customer credit quality. Overall, banking contacts continued to express cautious optimism for slow, steady growth, and are not yet convinced of potentially greater growth.

Third District manufacturing firms reported modest growth,  noting improvements in general activity and shipments, for which over one-third of the firms reported increases. New orders also continued to grow, but with somewhat fewer firms noting increases compared with the November 30, 2016 period. The makers of paper products, chemicals, and primary metal products noted overall gains in activity from the November 30, 2016 period, while the makers of lumber products noted weaker activity. Fabricated metals, industrial machinery, and electronics firms reported mixed results. More than half of the Federal Reserve Bank of Philadelphia’s manufacturing contacts were optimistic that orders, shipping, and general activity would grow over the next six months. Firms also expressed broader optimism for future capital expenditures and employment.

Although DNB’s earnings have been impacted by the general economic conditions, the impact has not been as severe as it has been in many parts of the nation, largely due to a relatively healthier economic climate in the Third Federal Reserve District, compared to other areas of the country. DNB’s franchise spans Chester, Philadelphia and Delaware counties in southeastern Pennsylvania and the majority of loans and deposits relationships are with businesses and individuals within the Third Federal Reserve District.

These and other factors have impacted our operations. We continue to focus on the consistency and stability of core earnings and balance sheet strength which are critical success factors in today’s challenging economic environment.

(b)  Significant Events, Transactions and Economic Changes Affecting Results

Some of DNB’s significant events during 2016 include:

•

DNB completed its acquisition of East River Bank on October 1, 2016. The acquisition added 3 full service branches in Philadelphia County, bringing DNB’s branch count to fifteen (15) in the Greater Philadelphia Region. In addition, the acquisition added approximately $306.4 million in loans and $227.2 million in deposits.

•	There was a fire at the West Chester branch in 2015 that resulted in an insurance related gain of $1.2 million in 2016.
•

William S. Latoff, DNB’s former Chairman and CEO passed away on January 11, 2016. The death of Mr. Latoff resulted in a net expense of $445,000 in 2016 related to restricted stock owned by him and his SERP.

(c)  Trends and Uncertainties

Please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Introductory Overview on page 22 of this Form 10-K.

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

During the year ended December 31, 2016, management focused on growing the loan portfolio, controlling our composite cost of funds, increasing penetration of new and existing households, as well as maintaining strong asset quality. Due primarily to the acquisition of East River Bank, total loans increased $335.8 million or 70.4% on a year-over year basis, while our composite cost of funds for the year ended December 31, 2016 was 0.53%, compared to 0.48% in 2015. The net interest margin for the year ended December 31, 2016 was 3.31% compared to 3.16% in 2015. The increased net interest margin was primarily caused by the higher volume and higher yield of interest-earning assets in 2016, over 2015.

Interest on loans was $24.9 million for 2016, compared to $20.1 million for 2015. The average balance of loans was $571.4 million with an average tax equivalent yield of 4.43% in 2016, compared to $465.9 million with an average tax equivalent yield of 4.37% in 2015.

Interest and dividends on investment securities was $4.1 million for 2016 compared to $4.4 million for 2015. The average balance of investment securities was $208.3 million with an average tax equivalent yield of 2.27% in 2016 compared to $231.8 million with an average tax equivalent yield of 2.19% in 2015.  Total investment securities decreased $38.0 million from December 31, 2015 to December 31, 2016, primarily due to $113.5 million in sales, principal pay-downs, calls and maturities, and a change in unrealized loss of $466,000, offset by $76.2 million in purchases. Interest and dividends decreased $248,000, primarily due the lower average volume of the portfolio during the year.

Interest on deposits was $2.0 million for 2016 compared to $1.2 million for 2015. The average balance of interest‑bearing deposits was $551.9 million with an average rate of 0.36% for 2016 compared to $497.2 million with an average rate of 0.23% for 2015.

Interest on FHLBP advances was $451,000 for 2016 compared to  $787,000 for 2015. The average balance on FHLBP advances was $32.0 million with an average rate of 1.41% for 2016 compared to $20.6 million with an average rate of 3.82% for 2015. The decrease in rate was primarily due to a $10.0 million FHLBP advance with a yield of 5.86% that matured in December of 2015.

Interest on repurchase agreements was $40,000 for 2016 compared to $51,000 for 2015. The average balance on repurchase agreements was $19.9 million with an average rate of 0.20% for 2016 compared to $25.6 million with an average rate of 0.20% for 2015. The decrease in interest expense was primarily the result of the lower volume  of these accounts.

Interest on subordinated debt was $414,000 for 2016 compared to $341,000 for 2015. The average balance on subordinated debt was $9.8 million with an average rate of 4.25% for 2016 compared to $8.1 million with an average rate of 4.22% for 2015. The increase in interest expense was primarily the result of the higher average balance, year over year.

3.  Provision for Credit Losses

To provide for known and inherent losses in the loan and lease portfolio, DNB maintains an allowance for credit losses. There was a $730,000 provision made in 2016 compared to $1.1 million in 2015. For a detailed discussion on DNB’s reserve methodology, refer to “Item 1 — Determination of the allowance for credit losses” which can be found under “Critical Accounting Policies and Estimates”.

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

Non-interest income was $6.4 million for 2016 compared to $5.0 million for 2015. The $1.4 million increase was primarily due to increases of $1.1 million in gain from insurance proceeds associated with a fire at one of the Bank’s locations, a  $353,000 increase in gain on sale of investment securities, a  $149,000 increase in Wealth Management, a  $114,000 increase in other fees,  a $111,000 increase in mortgage banking, and a  $15,000 increase in service charges on deposits.  These increases were offset by a decrease of $445,000 in gains on sale of loans.

5.  Non-Interest Expense

Non-interest expense includes salaries & employee benefits, furniture & equipment, occupancy, professional & consulting fees as well as marketing, printing & supplies, FDIC insurance, PA shares tax, telecommunications, write-downs on other real estate owned (“OREO”) and other repossessed property and other less significant expense items. Non-interest expenses increased during 2016 by $5.6 million or 29.5% compared to 2015.  The $5.6 million increase was largely due to the addition of former East River staff, offices and equipment as well as related due diligence and merger expense and the write down of OREO property.

Salary and employee benefits.  Salary and employee benefits were $12.3 million for 2016 compared to $10.6 million for 2015. The $1.7 million increase was primarily attributable to the addition of East River staff in the fourth quarter of 2016,  higher level of full-time equivalent employees year over year,  higher levels of restricted stock grants expense (primarily due to the death of the former Chairman and CEO), as well as a higher level of incentive and commission based compensation paid to various revenue producers.

Furniture and equipment.   Furniture and equipment expense was $1.5 million for 2016 compared to $1.2 million for 2015. The $254,000 increase was mainly attributable to an increase in maintenance agreements required in conjunction with acquiring East River Bank.

Occupancy.   Occupancy expense was $2.1 million for 2016 compared to $1.9 million for 2015. The $164,000 increase was mainly attributable to an increase in office building rental expense for our West Chester branch and loan operations office due to the fire during the second quarter of 2015 and the  acquisition of three East River branch offices in the fourth quarter of 2016.

Professional and Consulting. Professional and consulting expense was $1.3 million for 2016 compared to $1.2 million for 2015. The $154,000 increase was mainly attributable to increases in legal fees of $59,000, consulting expenses of $46,000 related to recruitment and placement fees of new employees, third party services of $27,000, and audit and accounting fees of $22,000.

Loss on sale or write-down of OREO and other repossessed property.  During 2016, DNB had $644,000 of net loss on the sale/write-downs of OREO properties compared to $134,000 in 2015. At December 31, 2016, DNB held $2.8 million of such assets, compared to $2.6 million at December 31, 2015.

Due diligence and merger expense.  Merger and acquisition expenses in connection with the acquisition of East River Bank totaled $2.2 million for 2016. DNB estimates it will recognize $35,000 of East River Bank merger related expenses in 2017 related to legal expenses and maintenance agreements.

Other expenses.  Other expenses were $2.2 million for 2016 compared to $1.9 million for 2015.  The $341,000 increase was primarily due to increases in OREO expenses, director’s fees, Visa card charge-offs and bank service charges.

6.  Income Taxes

Income tax expense was $1.9 million and $1.5 million for the years ended December 31, 2016 and 2015, respectively. Income tax expense for each period primarily differs from the amount determined at the statutory rate of 34.0% due to tax-exempt income on loans and investment securities, DNB’s ownership of BOLI policies and tax credits recognized on a low-income housing limited partnership. The effective tax rates for 2016 and 2015 were 27.3% and 22.6%, respectively. The increase in effective tax rate for 2016 as compared to 2015 was related to the non-tax-deductibility of certain due diligence and merger-related expenses incurred during 2016. For more information related to income taxes, refer to Note 12 in the Notes to Consolidated Financial Statements.

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

DNB’s investment portfolio (HTM and AFS securities) totaled $182.2 million at December 31, 2016,  down  $38.0 million or 17.3% from $220.2 million at December 31, 2015. The $38.0 million decrease in investment securities was primarily due to $113.5 million in sales, principal pay-downs, calls and maturities, and a change in unrealized loss of $466,000, offset by $76.2 million in purchases.

At December 31, 2016, approximately 63% of DNB’s investments were in the AFS portfolio and 37% were in the HTM portfolio. Investments consist mainly of mortgage‑backed securities and Agency notes backed by government sponsored enterprises, such as FHLMC, FNMA and FHLB. Management regularly reviews its investment portfolio to determine whether any securities are other than temporarily impaired. DNB did not invest in securities backed by sub-prime mortgages. At December 31, 2016, the combined AFS and HTM portfolios had an unrealized pretax gain of $634,000 and an unrealized pretax loss of $3.2 million. At December 31, 2015, the combined AFS and HTM portfolios had an unrealized pretax gain of $1.1 million and an unrealized pretax loss of $1.7 million. There were no other than temporarily impaired securities.

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

Investment Maturity Schedule, Including Weighted Average Yield

(Dollars in thousands)

	December 31, 2016
					No
	Less than	1-5	5-10	Over	Stated
Held to Maturity	1 Year	Years	Years	10 Years	Maturity	Total	Yield
US Government agency obligations	$-	$8,224	$-	$-	$-	$8,224	3.13%
GSE mortgage-backed securities	-	-	1,440	-	-	1,440	2.84
Corporate bonds	-	6,327	6,498	-	-	12,825	4.54
Collateralized mortgage obligations GSE	-	-	-	1,966	-	1,966	2.06
State and municipal taxable	-	-	1,008	-	-	1,008	2.70
State and municipal tax-exempt	-	9,311	18,950	13,298	-	41,559	3.26
Total	$-	$23,862	$27,896	$15,264	$-	$67,022	3.44%
Percent of portfolio	-%	35%	42%	23%	-%	100%
Weighted average yield	-%	3.09%	3.85%	3.23%	-%	3.44%

					No
	Less than	1-5	5-10	Over	Stated
Available for Sale	1 Year	Years	Years	10 Years	Maturity	Total	Yield
US Government agency obligations	$12,021	$40,288	$-	$-	$-	$52,309	1.15%
GSE mortgage-backed securities	-	-	4,714	25,426	-	30,140	1.70
Collateralized mortgage obligations GSE	-	-	1,810	10,763	-	12,573	1.55
Corporate bonds	4,620	8,800	1,760	-	-	15,180	2.09
State and municipal tax-exempt	3,079	-	298	1,579	-	4,956	1.93
Asset-backed security	-	-	26	-	-	26	1.39
Total	$19,720	$49,088	$8,608	$37,768	$-	$115,184	1.49%
Percent of portfolio	17%	43%	7%	33%	-%	100%
Weighted average yield	1.33%	1.32%	1.78%	1.75%	-%	1.49%

Composition of Investment Securities

(Dollars in thousands)

	December 31
	2016		2015		2014
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
Held to Maturity	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
US Government agency obligations	$8,224	$8,533	$7,973	$8,293	$7,730	$8,073
GSE mortgage-backed securities	1,440	1,478	2,759	2,842	3,579	3,712
Corporate bonds	12,825	12,992	11,518	11,710	3,951	4,275
Collateralized mortgage obligations GSE	1,966	1,946	2,623	2,606	3,605	3,579
State and municipal taxable	1,008	1,014	2,623	2,606	3,605	3,579
State and municipal tax-exempt	41,559	40,161	42,956	42,980	40,589	40,460
Total	$67,022	$66,124	$67,829	$68,431	$59,454	$60,099

	December 31
	2016		2015		2014
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
Available for Sale	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
US Government agency obligations	$52,428	$52,309	$58,460	$58,208	$61,547	$61,354
GSE mortgage-backed securities	30,861	30,140	40,663	40,351	66,669	66,723
Collateralized mortgage obligations GSE	12,957	12,573	16,241	15,806	20,499	20,011
Corporate bonds	15,474	15,180	20,921	20,571	13,208	13,102
State and municipal tax-exempt	5,084	4,956	17,274	17,443	10,917	10,994
Asset-backed security	26	26	-	-	-	-
Equity securities	-	-	-	-	27	18
Total	$116,830	$115,184	$153,559	$152,379	$172,867	$172,202

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

Total loans were $817.5 million at December 31, 2016, up $335.8 million or 69.7% from 2015. Gross loans funded during 2016 were $146.1 million, compared to $145.9 million in 2015. DNB acquired $306.4 million in loans from the acquisition of ERB. Paydowns on loans were $116.7 million, down 2.5% from $119.7 million in 2015.  Commercial mortgage loans grew $191.4 million or 69.8% to $465.5 million,  commercial loans grew by $73.4 million or 59.9% to $195.9 million, residential loans grew $58.9 million or 205.7% to $87.6 million, and consumer loans grew $12.1 million or 21.4% to $68.5 million.

The following table sets forth information concerning the composition of total loans outstanding, net of unearned income and fees and the allowance for credit losses, as of the dates indicated.

Total Loans Outstanding, Net of Allowance for Credit Losses

(Dollars in thousands)

	December 31
	2016	2015	2014	2013	2012
Residential mortgage	$87,581	$28,651	$25,993	$24,677	$25,835
Commercial mortgage	465,486	274,132	257,310	234,599	234,202
Commercial:
Commercial term	123,175	102,178	80,819	89,279	81,888
Commercial construction	72,755	20,364	35,534	19,117	12,247
Lease financing	-	-	-	2	67
Consumer:
Home equity	62,560	51,270	50,192	41,418	35,322
Other	5,972	5,163	5,755	6,262	6,937
Total loans	817,529	481,758	455,603	415,354	396,498
Less allowance for credit losses	(5,373)	(4,935)	(4,906)	(4,623)	(6,838)
Net loans	$812,156	$476,823	$450,697	$410,731	$389,660

The following table sets forth information concerning the contractual maturities of the loan portfolio, net of unearned income and fees. For amortizing loans, scheduled repayments for the maturity category in which the payment is due are not reflected below, because such information is not readily available.

Loan Maturities

(Dollars in thousands)

	December 31, 2016
	Less than	1-5	Over 5
	1 Year	Years	Years	Total
Residential mortgage	$12,699	$243	$74,639	$87,581
Commercial mortgage	17,686	138,974	308,826	465,486
Commercial:
Commercial term	11,571	23,937	87,667	123,175
Commercial construction	46,164	22,829	3,762	72,755
Consumer:
Home equity	28	3,383	59,149	62,560
Other	18	756	5,198	5,972
Total loans	88,166	190,122	539,241	817,529
Loans with fixed interest rates	23,229	144,094	238,634	405,957
Loans with variable interest rates	64,937	46,028	300,607	411,572
Total loans	$88,166	$190,122	$539,241	$817,529

3.  Non-Performing Assets

Total non-performing assets increased $3.6 million to $11.3 million at December 31, 2016, compared to $7.7 million at December 31, 2015. The $3.6 million increase was attributable to a $3.9 million increase in non-accrual loans (primarily due to the acquisition of ERB’s non-accrual loans) and a $186,000 increase in other real estate owned & other repossessed property, offset by a $457,000 decrease in loans 90 days past due and still accruing. As a result of the increase in non-performing loans and a $335.8 million net increase in gross loans, the non-performing loans to total loans ratio decreased to 1.04% at December 31, 2016, from 1.06% at December 31, 2015. The non-performing assets to total assets ratio increased to 1.05% at December 31, 2016 from 1.02% at December 31, 2015. The allowance to non-performing loans ratio decreased to 63.2% at December 31, 2016 from 96.9% at December 31, 2015. DNB continues to work diligently to improve asset quality by adhering to strict underwriting standards and improving lending policies and procedures. Non-performing assets have had, and will continue to have, an impact on earnings; therefore management intends to continue working aggressively to reduce the level of such assets.

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

DNB’s Credit Policy Committee monitors the performance of the loan and lease portfolio to identify potential problem assets on a timely basis. Committee members meet to design, implement and review asset recovery strategies, which serve to maximize the recovery of each troubled asset. As of December 31, 2016, DNB had $22.4 million of loans classified as substandard. Of the $22.4 million, $13.5 million are performing and are believed to require increased supervision and review; and may, depending on the economic environment and other factors, become non-performing assets in future periods. The majority of these loans are secured by commercial real estate, with lesser amounts being secured by residential real estate, inventory and receivables. The amount of performing substandard loans at December 31, 2015 was $14.6 million.

The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, and (iii) OREO as a result of foreclosure or voluntary transfer to DNB as well as other repossessed assets. In addition, the table sets forth DNB's asset quality and allowance coverage ratios at the dates indicated:

Non-Performing Assets

(Dollars in thousands)

	December 31
	2016	2015	2014	2013	2012
Non-accrual loans:
Residential mortgage	$1,770	$1,619	$2,457	$2,250	$2,196
Commercial mortgage	4,593	1,048	1,294	266	2,804
Commercial:
Commercial term	198	188	198	-	-
Commercial construction	1,242	1,028	2,043	2,554	4,326
Lease financing	-	-	-	-	28
Consumer:
Home equity	442	563	432	434	64
Other	256	189	95	82	147
Total non-accrual loans	8,501	4,635	6,519	5,586	9,565
Loans 90 days past due and still accruing	-	457	334	141	869
Total non-performing loans	8,501	5,092	6,853	5,727	10,434
Other real estate owned & other repossessed property	2,767	2,581	901	1,096	1,237
Total non-performing assets	$11,268	$7,673	$7,754	$6,823	$11,671
Asset quality ratios:
Non-performing loans to total loans	1.04%	1.06%	1.50%	1.38%	2.63%
Non-performing assets to total assets	1.05	1.02	1.07	1.03	1.82
Allowance for credit losses to:
Total loans	0.66	1.02	1.08	1.11	1.72
Non-performing loans	63.20	96.91	71.59	80.70	65.54

If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following tables:

Non-accrual Loans – Contractual Interest Income

(Dollars in thousands)

		Year Ended December 31, 2016
	December 31, 2016	Interest income that would have been recorded	Interest income recorded during	Net impact on
	Amount	under original terms	the period	interest income
Non-accrual loans:
Residential mortgage	$1,770	$74	$-	$74
Commercial mortgage	4,593	277	-	277
Commercial:
Commercial term	198	11	-	11
Commercial construction	1,242	180	-	180
Consumer:
Home equity	442	28	-	28
Other	256	20	-	20
Total non-accrual loans	8,501	590	-	590
Loans 90 days past due and still accruing	-	2	2	-
Total non-performing loans	$8,501	$592	$2	$590

		Year Ended December 31, 2015
	December 31, 2015	Interest income that would have been recorded	Interest income recorded during	Net impact on
	Amount	under original terms	the period	interest income
Non-accrual loans:
Residential mortgage	$1,619	$69	$-	$69
Commercial mortgage	1,048	86	-	86
Commercial:
Commercial term	188	9	-	9
Commercial construction	1,028	268	-	268
Consumer:
Home equity	563	26	-	26
Other	189	15	-	15
Total non-accrual loans	4,635	473	-	473
Loans 90 days past due and still accruing	457	3	3	-
Total non-performing loans	$5,092	$476	$3	$473

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

The provision decreased to $730,000 in 2016 compared to $1.1 million in 2015. DNB’s percentage of allowance for credit losses to total loans was 0.66% at December 31, 2016 compared to 1.02%, 1.08%, 1.11%, and 1.72% as of December 31, 2015, 2014, 2013, and 2012, respectively. The decline in this ratio from 1.02% in 2015 to 0.66% in 2016 was primarily due to the acquisition of ERB. Loans acquired in connection with the purchase of ERB have been recorded at fair value, in accordance with GAAP, and are based on an initial estimate of the expected cash flows, including a reduction for estimated credit losses, and without carryover of the respective portfolio’s historical allowance for credit losses. DNB will continually evaluate the loans acquired from ERB for additional impairment as part of our normal allowance review process. The decline between 2013 and 2012 was a result of management partially charging off the carrying balance of four large non-performing loans by $4.0 million during 2013. Prior to the partial charge-offs during 2013, DNB had specific reserves in the allowance of $1.9 million on these loans. Net charge-offs were $292,000 in 2016, compared to $1.1 million $847,000, $4.7 million, $781,000, and $1.2 million in 2015, 2014, 2013, and 2012, respectively. The percentage of net charge-offs to total average loans was 0.05%, 0.23%, 0.19%, 1.20%,  and 0.20% during the five years ending December 31, 2016, 2015, 2014, 2013, and 2012, respectively. Management is not aware of any potential problem loans, which were accruing and current at December 31, 2016, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to DNB.

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

As of December 31, 2016,  DNB had $11.3 million of non-performing assets, which included $8.5 million of non-performing loans and $2.8 million of OREO and other repossessed property. Loans are reviewed for impairment in accordance with FASB ASC 310-10-35. Impaired loans can either be secured or unsecured, not including large groups of smaller balance loans that are collectively evaluated. Impairment is measured by the difference between the loan amount and the present value of the future cash flow discounted at the loan’s effective interest rate. Management measures loans for impairment by using the fair value of collateral for collateral dependent loans. In general, management reduces the amount of the appraisal by the estimated cost of acquisition and disposition of the underlying collateral and compares that adjusted value with DNB’s carrying value. DNB establishes a specific valuation allowance on impaired loans that have a collateral shortfall, including estimated costs to sell in comparison to the carrying value of the loan. Of the $8.6 million of impaired loans at December 31, 2016, $1.9 million had a valuation allowance of $334,000 and $6.7 million had no specific allowance. For those impaired loans that management determined that no specific valuation allowance was necessary, management has reviewed the appraisal for each loan and determined that there is no shortfall in the collateral. During the year ended December 31, 2016, DNB recognized $311,000 in total charge-offs, $245,000 of which related to impaired loans.

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

Analysis of Allowance for Credit Losses

(Dollars in thousands)

	Year Ended December 31
	2016	2015	2014	2013	2012
Beginning balance	$4,935	$4,906	$4,623	$6,838	$6,164
Provisions	730	1,105	1,130	2,530	1,455
Loans charged off:
Residential mortgage	(206)	(194)	(326)	(183)	(99)
Commercial mortgage	(39)	(105)	(8)	(716)	-
Commercial:
Commercial term	(45)	(200)	(47)	(247)	(38)
Commercial construction	-	(581)	(511)	(3,648)	(848)
Lease financing	-	-	(1)	(26)	(1)
Consumer:
Home equity	-	(11)	-	-	-
Other	(21)	(63)	(82)	(70)	(31)
Total charged off	(311)	(1,154)	(975)	(4,890)	(1,017)
Recoveries:
Residential mortgage	13	4	5	80	21
Commercial mortgage	-	-	-	-	-
Commercial:
Commercial term	1	13	3	5	115
Commercial construction	1	10	103	-	-
Lease financing	3	49	8	59	72
Consumer:
Home equity	-	-	-	-	-
Other	1	2	9	1	28
Total recoveries	19	78	128	145	236
Net charge-offs	(292)	(1,076)	(847)	(4,745)	(781)
Ending balance	$5,373	$4,935	$4,906	$4,623	$6,838
Reserve for unfunded loan commitments	$345	$188	$166	$143	$125
Ratio of net charge-offs to average loans	0.05%	0.23%	0.19%	1.20%	0.20%

The following table sets forth the composition of DNB’s allowance for credit losses at the dates indicated.

Composition of Allowance for Credit Losses

(Dollars in thousands)

December 31
	2016		2015		2014		2013		2012
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loan Type		Loan Type		Loan Type		Loan Type		Loan Type
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Residential mortgage	$349	11%	$216	6%	$269	6%	$285	6%	$306	6%
Commercial mortgage	2,531	57	2,375	57	2,300	56	2,010	56	3,094	59
Commercial:
Commercial term	709	15	989	21	709	18	621	21	506	21
Commercial construction	969	9	569	4	881	8	1,073	5	1,536	3
Lease financing	-	-	-	-	-	-	-	-	3	-
Consumer:
Home equity	196	7	195	11	189	11	156	10	178	9
Other	61	1	64	1	70	1	78	2	86	2
Unallocated	558	-	527	-	488	-	440	-	1,129	-
Total	$5,373	100%	$4,935	100%	$4,906	100%	$4,623	100%	$6,838	100%
Reserve for unfunded loan
commitments (other
liability)	$345		$188		$166		$143		$125
5.  Certain Regulatory Matters

Dividends payable to DNB by the Bank are subject to certain regulatory limitations. Under normal circumstances, the payment of dividends in any year without regulatory permission is limited to the net profits (as defined for regulatory purposes) for that year, plus the retained net profits for the preceding two calendar years. The sum of these items amounted to $2.8 million for the year ended December 31, 2016. During 2015, the Bank paid $8.95 million to DNB in connection with the acquisition of East River Bank. The OCC approved a special dividend request for $10.0 million on August 16, 2016.

The FDIC has authority to assess and change federal deposit insurance assessment rates based on average consolidated assets, less tangible equity capital of the Bank. For further information, please refer to the discussion of FDIC deposit insurance assessments under Part I, Item 1 (“Business”), section (c) (“Narrative Description of Business”) — “Supervision and Regulation — Bank” under the heading “FDIC Insurance and Assessments”  on page 7 of this report. DNB’s FDIC insurance expense was $507,000 in 2016.

DNB was well capitalized at December 31, 2016 and met all regulatory capital requirements. Please refer to Note 17 to the Consolidated Financial Statements for a table that summarizes required capital ratios and the corresponding regulatory capital positions of DNB and the Bank at December 31, 2016.

At December 31, 2016, DNB owned $4.1 million of Federal Home Loan Bank of Pittsburgh (“FHLBP”) stock and had outstanding borrowings of $55.3 million and outstanding letters of credit of $75.0 million from the FHLBP. DNB recognized dividend income on FHLBP stock of $127,000 in 2016. At December 31, 2016, DNB's excess borrowing capacity from the FHLBP was $456.3 million. Generally, the loan terms from the FHLBP are better than the terms DNB can receive from other sources.

6.  Off Balance Sheet Arrangements

In the normal course of business, various commitments and contingent liabilities are outstanding, such as guarantees and commitments to extend credit, borrow money or act in a fiduciary capacity, which are not reflected in the consolidated financial statements. Management does not anticipate any significant losses as a result of these commitments.

DNB had outstanding stand-by letters of credit totaling $2.8 million and unfunded loan and lines of credit commitments totaling $185.8 million at December 31, 2016.

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

DNB maintains borrowing arrangements with various correspondent banks, the FHLBP and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $516.3 million at December 31, 2016. At December 31, 2016, DNB had $55.3 million of FHLBP borrowings outstanding and the FHLBP had issued letters of credit, on DNB’s behalf, totaling $75.0 million against its available credit lines.

As of December 31, 2016,  approximately $214.2 million of assets are held by DNB First Wealth Management in a fiduciary, custody or agency capacity. These assets are not assets of DNB, and are not included in the consolidated financial statements.

Off Balance Sheet Obligations

(Dollars in thousands)

	Expiration by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Commitments to extend credit	$185,810	$37,128	$33,648	$3,774	$111,260
Letters of credit	2,776	2,201	-	-	575
Total	$188,586	$39,329	$33,648	$3,774	$111,835

For detailed information regarding FHLBP Advances and Short Term Borrowed Funds, see Note 8  to our Consolidated Financial Statements beginning at page 74.

The following table sets forth DNB’s known contractual obligations as of December 31, 2016. The amounts presented below do not include interest.

Contractual Obligations

(Dollars in thousands)

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
FHLBP advances	$55,332	$23,319	$20,670	$11,343	$-
Repurchase agreements	11,889	11,889	-	-	-
Capital lease obligations	418	52	130	170	66
Operating lease obligations	4,890	1,076	1,988	1,215	611
Long-term subordinated debt	9,750	-	-	-	9,750
Junior subordinated debentures	9,279	-	-	-	9,279
Total	$91,558	$36,336	$22,788	$12,728	$19,706

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes an Economic Value of Equity (“EVE”) model. The EVE model measures the potential price risk of equity to changes in interest rates and factors in the optionality included on the balance sheet. EVE analysis is used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The EVE is likely to be different if rates change. Results falling outside prescribed ranges may require action by management. At December 31, 2016 and 2015, DNB’s variance in the EVE as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the following table. The change as a percentage of the present value of equity with a 200 basis point increase was within DNB’s negative 25% guideline at December 31, 2016 and 2015.

Quantitative and Qualitative Disclosures About Market Risk

(Dollars in thousands)

	December 31, 2016			December 31, 2015
Change in rates	Flat	−200bp	+200bp	Flat	−200bp	+200bp
EVE	$118,298	$111,279	$114,771	$68,118	$58,298	$58,936
Change		(7,019)	(3,527)		(9,820)	(9,182)
Change as a % of assets		(0.7)%	(0.3)%		(1.3)%	(1.2)%
Change as a % of PV equity		(5.9)%	(3.0)%		(14.4)%	(13.5)%

Item 8.  Financial Statements and Supplementary Data

DNB FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands, except share data)

	December 31
	2016	2015
Assets
Cash and due from banks	$22,103	$21,119
Cash and cash equivalents	22,103	21,119
Available-for-sale investment securities at fair value (amortized cost of $116,830 and $153,559)	115,184	152,379
Held-to-maturity investment securities (fair value of $66,124 and $68,431)	67,022	67,829
Total investment securities	182,206	220,208
Loans	817,529	481,758
Allowance for credit losses	(5,373)	(4,935)
Net loans	812,156	476,823
Restricted stock	5,381	3,447
Office property and equipment, net	9,243	6,806
Accrued interest receivable	3,567	2,410
Other real estate owned & other repossessed property	2,767	2,581
Bank owned life insurance (BOLI)	9,552	9,326
Core deposit intangible	537	66
Goodwill	15,590	-
Net deferred taxes	5,250	3,733
Other assets	2,333	2,299
Total assets	$1,070,685	$748,818
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$173,467	$125,581
Interest-bearing deposits:
NOW	224,219	185,973
Money market	184,783	137,555
Savings	86,176	72,660
Time	187,256	66,018
Brokered deposits	29,286	18,488
Total deposits	885,187	606,275
Federal Home Loan Bank of Pittsburgh (FHLBP) advances	55,332	30,000
Repurchase agreements	11,889	32,416
Junior subordinated debentures	9,279	9,279
Subordinated debt	9,750	9,750
Other borrowings	418	464
Total borrowings	86,668	81,909
Accrued interest payable	534	345
Other liabilities	3,456	4,801
Total liabilities	975,845	693,330
Commitments and contingencies	-	-
Stockholders’ Equity
Common stock, $1.00 par value; 10,000,000 shares authorized; 4,334,352 and 2,833,049 issued, respectively; 4,240,778 and 2,823,840 outstanding, respectively	4,351	2,955
Treasury stock, at cost; 93,574 and 109,209 shares, respectively	(1,730)	(2,015)
Surplus	68,973	35,097
Retained earnings	25,520	21,436
Accumulated other comprehensive loss, net	(2,274)	(1,985)
Total stockholders’ equity	94,840	55,488
Total liabilities and stockholders’ equity	$1,070,685	$748,818

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(Dollars in thousands, except share and per share data)
	Year Ended December 31
	2016	2015
Interest and Dividend Income:
Interest and fees on loans	$24,944	$20,082
Interest and dividends on investment securities:
Taxable	2,896	2,955
Exempt from federal taxes	1,210	1,399
Interest on cash and cash equivalents	129	42
Total interest and dividend income	29,179	24,478
Interest Expense:
Interest on NOW, money market and savings	1,004	590
Interest on time deposits	706	396
Interest on brokered deposits	301	179
Interest on FHLBP advances	451	787
Interest on repurchase agreements	40	51
Interest on junior subordinated debentures	344	301
Interest on subordinated debt	414	341
Interest on other borrowings	64	67
Total interest expense	3,324	2,712
Net interest income	25,855	21,766
Provision for credit losses	730	1,105
Net interest income after provision for credit losses	25,125	20,661
Non-interest Income:
Service charges	1,146	1,131
Wealth management	1,634	1,485
Mortgage banking, net	282	171
Increase in cash surrender value of BOLI	226	228
Gain from insurance proceeds	1,180	120
Gains on sale of investment securities, net	431	78
Gains on sale of loans	39	484
Other fees	1,426	1,312
Total non-interest income	6,364	5,009
Non-interest Expense:
Salaries and employee benefits	12,299	10,551
Furniture and equipment	1,493	1,239
Occupancy	2,083	1,919
Professional and consulting	1,339	1,185
Advertising and marketing	707	631
Printing and supplies	191	161
FDIC insurance	507	497
PA shares tax	634	602
Telecommunications	297	245
Loss on sale or write down of OREO, net	644	134
Due diligence and merger expense	2,241	-
Other expenses	2,206	1,865
Total non-interest expense	24,641	19,029
Income before income tax expense	6,848	6,641
Income tax expense	1,869	1,503
Net income	4,979	5,138
Preferred stock dividends	-	50
Net income available to common stockholders	$4,979	$5,088
Earnings per common share:
Basic	$1.56	$1.82
Diluted	$1.55	$1.79
Cash dividends per common share	$0.28	$0.28
Weighted average common shares outstanding:
Basic	3,186,079	2,801,881
Diluted	3,218,884	2,847,488

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Year Ended
	December 31
	2016	2015
Net income	$4,979	$5,138
Other comprehensive (loss) income:
Unrealized holding losses on AFS investment securities arising during the period
Before tax amount	(56)	(437)
Tax effect	19	149
	(37)	(288)
Accretion of discount on AFS to HTM reclassification(1)
Before tax amount	9	7
Tax effect(2)	(3)	(2)
	6	5
Less reclassification for gains on sales of AFS investment securities included in net income(3)
Before tax amount	(410)	(78)
Tax effect(2)	139	27
	(271)	(51)
Other comprehensive loss - securities	(302)	(334)
Unrealized actuarial gains (losses) - pension
Before tax amount	20	(79)
Tax effect	(7)	27
	13	(52)
Total other comprehensive loss	(289)	(386)
Total comprehensive income	$4,690	$4,752
(1) Amounts are included in interest and dividends on investment securities in the consolidated statements of income.
(2) Amounts are included in income tax expense in the consolidated statements of income.
(3) Amounts are included in "Gains on sale of investment securities, net" in the consolidated statements of income.

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

						Accumulated
						Other
						Compre-
	Preferred	Common	Treasury		Retained	hensive
	Stock	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at January 1, 2015	$13,000	$2,931	$(2,301)	$34,745	$17,132	$(1,599)	$63,908
Net income	-	-	-	-	5,138	-	5,138
Other comprehensive loss	-	-	-	-	-	(386)	(386)
Redemption of preferred stock (13,000 shares)	(13,000)	-	-	-	-	-	(13,000)
Restricted stock compensation expense (13,048 restricted stock shares)	-	19	-	323	-	-	342
Exercise of stock options (16,391 shares)	-	16	-	386	-	-	402
Taxes on stock option exercise and share award vest	-	(11)	-	(458)	-	-	(469)
Cash dividends - common ($0.28 per share)	-	-	-	-	(784)	-	(784)
Cash dividends SBLF preferred	-	-	-	-	(50)	-	(50)
Sale of treasury shares to 401(k) (10,519 shares)	-	-	192	68	-	-	260
Sale of treasury shares to deferred comp. plan (5,158 shares)	-	-	94	33	-	-	127
Balance at December 31, 2015	-	2,955	(2,015)	35,097	21,436	(1,985)	55,488
Net income	-	-	-	-	4,979	-	4,979
Other comprehensive loss	-	-	-	-	-	(289)	(289)
ERB acquisition (1,368,527 shares)	-	1,369	-	33,337	-	-	34,706
Restricted stock compensation expense (26,952 shares vested)	-	42	-	898	-	-	940
Taxes on stock option exercise and share award vest	-	(21)	-	(680)	-	-	(701)
Exercise of stock options (5,824 shares)	-	6	-	(6)	-	-	-
Tax benefit for restricted stock vest and stock option exercise	-	-	-	188	-	-	188
Cash dividends - common ($0.28 per share)	-	-	-	-	(895)	-	(895)
Sale of treasury shares to 401(k) (9,762 shares)	-	-	178	87	-	-	265
Sale of treasury shares to deferred comp. plan (5,873 shares)	-	-	107	52	-	-	159
Balance at December 31, 2016	$-	$4,351	$(1,730)	$68,973	$25,520	$(2,274)	$94,840

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31
	2016	2015
Cash Flows From Operating Activities:
Net income	$4,979	$5,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,622	1,806
Provision for credit losses	730	1,105
Stock based compensation	940	342
Net gain on sale of securities	(431)	(78)
Net loss on sale and write down of OREO and other repossessed property	644	134
Earnings from investment in BOLI	(226)	(228)
Deferred tax expense (benefit)	344	(88)
Proceeds from sales of loans	12,246	18,739
Loans originated for sale	(12,207)	(17,638)
Gain on sale of loans	(39)	(484)
Gain on insurance proceeds	(1,180)	(120)
Write off of property and equipment	-	698
Increase in accrued interest receivable	(59)	(157)
Decrease (increase) in other assets	4,859	(475)
Increase (decrease) in accrued interest payable	60	(6)
Decrease in other liabilities	(1,772)	(260)
Net Cash Provided By Operating Activities	10,510	8,428
Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Sales	43,913	17,988
Maturities, repayments and calls	55,195	58,262
Purchases	(59,646)	(57,928)
Activity in held-to-maturity securities:
Sales	761	-
Maturities, repayments and calls	13,647	1,822
Purchases	(13,507)	(10,093)
Net cash disbursed in connection with acquisition	(5,488)	-
Net decrease (increase) in restricted stock	999	(860)
Net increase in loans	(29,693)	(29,020)
Proceeds from insurance company	1,180	1,250
Purchases of office property and equipment	(3,181)	(1,791)
Expenses capitalized in OREO	(1,236)	(202)
Proceeds from sale of OREO and other repossessed property	432	177
Net Cash Provided By (Used In) Investing Activities	3,376	(20,395)
Cash Flows From Financing Activities:
Net increase in deposits	51,759	1,192
Repayment of FHLBP advances	(43,104)	(10,000)
Funding of FHLBP advances	-	20,000
Net (decrease) increase in repurchase agreements	(20,527)	13,195
Proceeds from issuance of subordinated debt	-	9,750
Decrease in other borrowings	(46)	(41)
Dividends paid	(895)	(834)
Proceeds from the exercise of stock options	-	402
Taxes on stock option exercise and share award vest	(701)	(469)
Tax benefit for restricted stock vesting	188	-
Redemption of preferred stock	-	(13,000)
Sale of treasury stock	424	387
Net Cash (Used in) Provided by Financing Activities	(12,902)	20,582
Net Change in Cash and Cash Equivalents	984	8,615
Cash and Cash Equivalents at Beginning of Period	21,119	12,504
Cash and Cash Equivalents at End of Period	$22,103	$21,119
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$3,264	$2,718
Income taxes	1,175	1,777
Supplemental Disclosure of Non-cash Flow Information:
Transfers from loans to other real estate owned and other repossessed property	26	1,789

Assets, Liabilities, and Equity in Connection with Merger (Noncash):
Assets acquired:
Investment securities	$3,027	$-
Loans	306,396	-
Goodwill	15,590	-
Core deposit intangible	508	-
Other assets	10,838	-
	$336,359	$-
Liabilities assumed:
Deposits	$227,153	$-
FHLBP advances	68,436	-
Other liabilities	576	-
	$296,165	$-

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DNB Financial Corporation (the “Corporation” or “DNB”) through its wholly owned subsidiary, DNB First, National Association (the “Bank”), formerly Downingtown National Bank, has been serving individuals and small to medium sized businesses of southeastern Pennsylvania since 1860. DNB Capital Trust I and II are special purpose Delaware business trusts, which are not consolidated as they are considered variable interest entities and the Corporation is not the primary beneficiary (see additional discussion in Junior Subordinated Debentures — Note 10). The Bank is a locally managed commercial bank providing personal and commercial loans and deposit products, in addition to investment and trust services from fifteen community offices. The Bank encounters vigorous competition for market share from commercial banks, thrift institutions, credit unions and other financial intermediaries.

The consolidated financial statements of DNB and its subsidiary, the Bank, which together are managed as a single operating segment ("Community Banking"), are prepared in accordance with U.S. generally accepted accounting principles applicable to the banking industry.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Consolidated Statements of Financial Condition, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Amounts subject to significant estimates are items such as the allowance for credit losses and lending related commitments, the fair value of repossessed assets, pension and post-retirement obligations, the fair value of financial instruments, other-than-temporary impairments of investment securities, the valuation of assets acquired and liabilities assumed in business combinations, and the valuations of goodwill for impairment. Among other effects, such changes could result in future impairments of investment securities, and establishment of allowances for credit losses and lending related commitments as well as increased benefit plans’ expenses.  The comparability of the financial condition of DNB as of December 31, 2016 compared to December 31, 2015, and the results of operations for the year ended 2016 compared to 2015, in general, have been impacted by the acquisition of ERB on October 1, 2016.  The assets and liabilities of ERB were recorded on the consolidated balance sheet at their established fair value as of October 1, 2016, and their results of operations have been included in the consolidated income statement since that date.

Accounting Developments Affecting DNB In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The updated standard is a new comprehensive revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year. During 2016, the FASB issued ASU Nos. 2016-10, 2016-12 and 2016-20 that provide additional guidance related to the identification of performance obligations within a contract, assessing collectability, contract costs, and other technical corrections and improvements. ASU 2014-09 will become effective for the Company for the annual period beginning after December 15, 2017 and for interim periods within the annual period. ASU 2014-09 allows for either full retrospective or modified retrospective adoption.  DNB is evaluating the anticipated effects of these ASUs on the Consolidated Financial Statements and related disclosures. DNB is in the process of determining the revenue streams that are in the scope of these updates. Preliminary results indicate that certain noninterest income financial statement line items, including service charges on deposit accounts, card fees, other charges and fees, investment banking income, trust and investment management income, retail investment services, and other noninterest income, contain revenue streams that are in scope of these updates. Preliminary findings indicate that there may be some changes in the presentation of certain revenues and expenses based on the principal versus agent guidance within these updates; the materiality of these changes is still being assessed. DNB plans to adopt the standards beginning January 1, 2018 and expects to use the modified retrospective method of adoption.

DNB adopted ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments on a prospective basis. This amendment eliminates the requirement to account for adjustments to provisional amounts recognized in a business combination retrospectively. Instead, the acquirer will recognize the adjustments to provisional amounts during the period in which the adjustments are determined, including the effect on earnings of any amounts the acquirer would have recorded in previous periods if the accounting had been completed at the acquisition date.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. In particular, the guidance revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The guidance also amends certain disclosure requirements associated with fair value of financial instruments. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The adoption of this update is not expected to have a material impact on DNB’s consolidated financial position or results of operations.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. DNB has evaluated the provisions of ASU 2016-02 to determine the potential impact of the new standard and has determined that it is not expected to have a material impact on DNB’s financial position, results of operations or cash flows. DNB has determined that the provisions of ASU No. 2016-02 may result in an increase in assets to recognize the present value of the lease obligations with a corresponding increase in liabilities. DNB is still in the process of determining the impact on DNB’s financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, this ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods therein. DNB has evaluated the provisions of ASU 2016-09 to determine the potential impact of the new standard and has determined that it is not expected to have a material impact on DNB’s financial position, results of operations or cash flows.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," (ASU 2016-13), which addresses concerns regarding the perceived delay in recognition of credit losses under the existing incurred loss model. The amendment introduces a new, single model for recognizing credit losses on all financial instruments presented on cost basis. Under the new model, entities must estimate current expected credit losses by considering all available relevant information, including historical and current information, as well as reasonable and supportable forecasts of future events. The update also requires additional qualitative and quantitative information to allow users to better understand the credit risk within the portfolio and the methodologies for determining allowance. ASU 2016-13 is effective for DNB on January 1, 2020 and must be applied using the modified retrospective approach with limited exceptions. Early adoption is permitted. While DNB is currently in the process of evaluating the impact of the amended guidance on its consolidated financial statements, it currently expects the ALLL to increase upon adoption given that the allowance will be required to cover the full remaining expected life of the portfolio upon adoption, rather than the incurred loss model under current U.S. GAAP. The extent of this increase is still being evaluated and will depend on economic conditions and the composition of DNB’s loan portfolio at the time of adoption.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). The amendments in this update provide guidance for eight specific cash flow classification issues for which current guidance is unclear or does not exist, thereby reducing diversity in practice. For public companies, the update is effective for annual periods beginning after December 15, 2017. DNB has evaluated the impact that this guidance will have on its consolidated financial statements and has determined that the guidance does not have a material impact on DNB's consolidated financial statements.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, under the amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value with its carrying amount. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount when measuring the goodwill impairment loss, if applicable. The update also eliminated the requirements for zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendments are effective for public business entities for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this update is not expected to have a material impact on DNB’s consolidated financial position or results of operations.

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

Other Than Temporary Impairment ("OTTI") Analysis  Securities are evaluated on a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether declines in their value are other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline, and whether or not management intends to sell or expects that it is more likely than not that it will be required to sell the security prior to an anticipated recovery of the fair value. Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total impairment related to credit losses is included in earnings. The amount of the total impairment related to all other factors is included in other comprehensive income. DNB recorded no impairment charges in 2016 or 2015.

Restricted StockRestricted investment in bank stocks consist of Philadelphia Federal Reserve Bank (“FRB”) stock, Pittsburgh Federal Home Loan Bank (“FHLBP”) stock, and Atlantic Community Bankers Bank (“ACBB”) stock. Federal law requires a member institution of the district FRB and FHLB to hold stock according to predetermined formulas. ACBB requires its correspondent banking institutions to hold stock as a condition of membership. The restricted investment in bank stock is carried at cost. Quarterly, the Corporation evaluates the bank stocks for impairment. DNB evaluates recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history, and impact of legislative and regulatory changes. At December 31, 2016, DNB owned $4.1 million of stock of the FHLBP, $1.1 million of stock of the FRB and $156,000 of stock of ACBB. At December 31, 2015, DNB owned $2.3 million of stock of the FHLBP, $1.1 million of stock of the FRB and $106,000 of stock of ACBB.

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

Loans acquired in business combinations Loans that DNB acquires in connection with business combinations are recorded at fair value with no carryover of the existing related allowance for credit losses. Fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

For loans acquired with credit deterioration, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. These loans are accounted for under the Accounting Standard Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. The nonaccretable discount includes estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows will require DNB to evaluate the need for an additional allowance for credit losses. Subsequent improvement in expected cash flows will result in the reversal of a corresponding amount of the nonaccretable discount which DNB will then reclassify as accretable discount that will be recognized into interest income over the remaining life of the loan.

Loans acquired through business combinations that do meet the specific criteria of ASC 310-30 are individually evaluated each period to analyze expected cash flows. To the extent that the expected cash flows of a loan have decreased due to credit deterioration, DNB establishes an allowance.

Loans acquired through business combinations that do not meet the specific criteria of ASC 310-30 are accounted for under ASC 310-20. These loans are initially recorded at fair value, and include credit and interest rate marks associated with acquisition accounting adjustments. Purchase premiums or discounts are subsequently amortized as an adjustment to yield over the estimated contractual lives of the loans. There is no allowance for credit losses established at the acquisition date for acquired performing loans. An allowance for credit losses is recorded for any credit deterioration in these loans subsequent to acquisition.

Acquired loans that met the criteria for impaired or nonaccrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent if DNB expects to fully collect the new carrying value (i.e. fair value) of the loans. As such, DNB may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable discount. In addition, charge-offs on such loans would be first applied to the nonaccretable difference portion of the fair value adjustment.

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

Allowance for Credit Losses  The allowance for credit losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The allowance for credit losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for credit losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of Bankruptcy, or if there is an amount deemed uncollectible. No portion of the allowance for credit losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

Troubled Debt Restructurings Loans whose terms are modified are classified as troubled debt restructurings (“TDR”) if DNB grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired. The recorded investments in troubled debt restructured loans at December 31, 2016 and 2015 are as follows:

	December 31, 2016
	Pre-Modification	Post-Modification
(Dollars in thousands)	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Residential mortgage	$754	$883	$726
Consumer:
Home equity	148	148	148
Other	40	42	40
Total	$942	$1,073	$914

	December 31, 2015
	Pre-Modification	Post-Modification
(Dollars in thousands)	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Consumer:
Home equity	$102	$102	$102
Other	40	42	40
Total	$142	$144	$142

At December 31, 2016, DNB had five TDRs with recorded investment totaling $914,000,  one of which totaled $102,000, represented an accruing impaired home equity loan in compliance with the terms of the modification. The remaining $812,000 represents four loans that were nonaccrual impaired loans and resulted in collateral evaluations. As a result of the evaluations, specific reserves and charge-offs have been taken where appropriate. As of December 31, 2016, DNB recognized partial charge-offs totaling $151,000 on two residential loans prior to their restructuring and $2,000 to one consumer installment loan after its restructuring. DNB did not recognize any charge-off to the last remaining TDR. As of December 31, 2016, there were no defaulted TDRs as all TDRs were current with respect to their associated forbearance agreements. There were no defaults on TDRs within twelve months of restructure during 2016.

At December 31, 2015, DNB had two TDRs with recorded investment totaling $142,000,  one of which totaled $102,000, represented an accruing impaired home equity loan in compliance with the terms of the modification. The remaining $40,000 was a nonaccrual impaired consumer installment loan and resulted in a collateral evaluation. As a result of the evaluation, a specific reserve was taken. As of December 31, 2015, DNB recognized a partial charge-off of $2,000 to the consumer installment TDR. As of December 31, 2015, there were no defaulted TDRs as all TDRs were current with respect to their associated forbearance agreements. There were no defaults on TDRs within twelve months of restructure during 2015.

Reserve for unfunded loan commitments The reserve for unfunded loan commitments represents management’s estimate of losses inherent in off-balance sheet items related to the loan portfolio which consist of commitments to extend credit and letters of credit. The same risk and loss factors are applied to both funded and unfunded commitments. However, the bank calculates reserves required to support unfunded commitments in each loan category based only on the estimated likelihood (the probability) that DNB would advance funds into a known troubled situation, and then sustain a loss on the newly advanced funds. The amount of reserve for unfunded loan commitments, which is included in “Other liabilities” on the statement of financial condition, was $345,000 and $188,000 at December 31, 2016 and December 31, 2015, respectively.

Other Real Estate Owned & Other Repossessed Property  Other real estate owned (“OREO”) and other repossessed property consists of properties acquired as a result of, or in-lieu-of, foreclosure as well as other repossessed property. Properties classified as OREO are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the properties are capitalized and costs relating to holding the properties are charged to expense. DNB had $3.1 million of commercial mortgage loans in the process of foreclosure at December 31, 2016. DNB had no commercial loans in the process of foreclosure at December 31, 2015.

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

Goodwill and Intangible Assets  DNB accounts for goodwill and intangible assets in accordance with ASC 350, “Intangibles – Goodwill and Other.” Goodwill is the excess of the purchase price over the fair value of the net assets acquired in connection with the 2016 acquisition of East River Bank.  If certain events occur, which indicate goodwill might be impaired between annual tests, goodwill must be tested when such events occur. In making this assessment, DNB considers a number of factors including operating results, business plans, economic projections, anticipated future cash flows, current market data, stock price, etc. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. Changes in economic and operating conditions could result in goodwill impairment in future periods. DNB did not identify any impairment during 2016. The annual test date in 2017 is October 1st  .

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

DNB recognizes interest and penalties on income taxes as a component of income tax expense. DNB is no longer subject to examinations by taxing authorities for the years before January 1, 2013. DNB had no unrecognized tax positions as of December 31, 2016.

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

Comprehensive Income Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, accretion of discount on securities transferred from available-for-sale to held-to-maturity, and changes in the funded status of the pension plan of which the accumulated amounts are also recognized as separate components of stockholders’ equity.

Accumulated Other Comprehensive Loss	Before-Tax	Tax	Net-of-Tax
(Dollars in thousands)	Amount	Effect	Amount
December 31, 2016
Net unrealized loss on AFS securities	$(1,646)	$560	$(1,086)
Discount on AFS to HTM reclassification	(8)	3	(5)
Unrealized actuarial losses-pension	(1,792)	609	(1,183)
	$(3,446)	$1,172	$(2,274)
December 31, 2015
Net unrealized loss on AFS securities	$(1,180)	$402	$(778)
Discount on AFS to HTM reclassification	(17)	6	(11)
Unrealized actuarial losses-pension	(1,812)	616	(1,196)
	$(3,009)	$1,024	$(1,985)

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

Advertising and Marketing Costs DNB follows the policy of charging the costs of advertising and marketing to expense as incurred. Advertising and marketing costs were approximately $707,000 and $631,000 for the years ended December 31, 2016 and December 31, 2015, respectively.

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

Reclassifications  Certain amounts previously reported have been reclassified, when necessary, to conform with presentations used in the 2016 consolidated financial statements. Such reclassifications have no effect on the Corporation’s net income.

Subsequent Events Management has evaluated events and transactions occurring subsequent to December 31, 2016 for items that should potentially be recognized or disclosed in these Consolidated Financial Statements. The evaluation was conducted through the date these financial statements were issued.

(2) BUSINESS COMBINATIONS

Mergers and Acquisition

On April 4, 2016, DNB Financial Corporation (the “Company” or “DNBF”), the parent company of DNB First, N.A. (“DNB First”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with East River Bank (“ERB”).  Under the transaction, ERB merged with and into DNB First.  The merger was consummated on October 1, 2016.  The acquisition was an opportunity for DNB to strengthen its competitive position as one of the premier community banks headquartered in Southeastern Pennsylvania. Additionally, the ERB acquisition enhanced DNB's footprint in Southeastern Pennsylvania. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations DNB and ERB.

Pursuant to the Merger Agreement, each outstanding share of ERB common stock was converted into the right to receive, at the election of the ERB shareholder (subject to certain conditions, including conditions relating to pro-ration):  (i) 0.6562 shares of DNB common stock or (ii) $18.65 in cash.  The Merger Agreement provided that election of shares of DNB stock or cash was subject to pro-ration such that 2,085,662 ERB shares of common stock, or approximately 85.3% of the current outstanding ERB shares, would be exchanged for DNB common stock with the remaining ERB shares to be exchanged for cash and that the aggregate cash consideration payable to ERB shareholders was $6.7 million. The Merger Agreement also provided that options to purchase ERB common stock outstanding be exchanged for a cash payment equal to the difference between the per share cash consideration under the Merger Agreement and the corresponding exercise price of such option.  Options to acquire an aggregate of 248,000 shares of ERB common stock were exchanged for a cash payment of $1.9 million.  Additionally, $2,399 of cash was paid in lieu of fractional shares.

 The acquisition of ERB was accounted for as a business combination using the acquisition method of accounting, which includes estimating the fair value of assets acquired, liabilities assumed and consideration paid as of the acquisition date. The assets and liabilities of ERB were recorded on the consolidated statement of financial condition at their estimated fair values as of October 1, 2016, and ERB’s results of operations have been included in the consolidated income statement since that date.

Included in the purchase price was goodwill and a core deposit intangible of $15,590,000 and $508,000, respectively.  The core deposit intangible will be amortized over a ten-year period using a sum of the year’s digits basis.  The goodwill is not taxable and will not be amortized, but will be measured annually for impairment or more frequently if circumstances require.  Core deposit intangible amortization expense projected for the next five years beginning in 2017 is estimated to be $90,000,  $81,000,  $72,000,  $62,000, and $53,000 per year, respectively, and $127,000 in total for years after 2021. DNB does not expect any further adjustments to the purchase price as it was finalized as of December 31, 2016.

The allocation of the purchase price is as follows:

(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$3,116
AFS investment securities	3,027
Loans	306,396
Goodwill	15,590
Core deposit and other intangible	508
Other assets	10,838
Total assets acquired	$339,475
Liabilities assumed:
Deposits	$227,153
FHLBP borrowings	68,436
Other liabilities	576
Total liabilities assumed	$296,165
Consideration transferred	$43,310

Cash paid	$8,604
Fair value of common stock issued (1,368,527 shares - fair value per share of $25.36)	34,706

The following table summarizes the estimated fair value of the assets acquired and liabilities and equity assumed.

(Dollars in thousands)
Total purchase price	$43,310

Net assets acquired:
Cash and cash equivalents	$3,116
AFS investment securities	3,027
Restricted stock	2,933
Loans	306,396
Premises and equipment	204
Deferred income taxes	1,713
Accrued interest receivable	1,098
Core deposit and other intangibles	508
Other assets	4,890
Deposits	(227,153)
FHLBP borrowings	(68,436)
Accrued interest payable	(129)
Other liabilities	(447)
Net assets acquired	$27,720

Goodwill	$15,590

The fair value of the financial assets acquired included loans receivable with a gross amortized cost basis of $312,279,000.  The table below illustrates the fair value adjustments made to the amortized cost basis in order to present a fair value of the loans acquired. The credit adjustment on impaired loans is derived in accordance with ASC 310-30 and represents the portion of the loan balances that has been deemed uncollectible based on the Company’s expectations of future cash flows for each respective loan.

(Dollars in thousands)
Gross amortized cost basis at October 1, 2016	$312,279
Interest rate fair value adjustment on pools of homogeneous loan	(200)
Credit fair value adjustment on pools of homogeneous loans	(4,846)
Credit fair value adjustment on impaired loans	(837)
Fair value of purchased loans at October 1, 2016	$306,396

For loans acquired without evidence of credit quality deterioration, DNB prepared the interest rate loan fair value and credit fair value adjustments. Loans were grouped into homogenous pools by characteristics such as loan type, term, collateral and rate. Market rates for similar loans were obtained from various internal and external data sources and reviewed by management for reasonableness. The average of these rates was used as the fair value interest rate a market participant would utilize. A present value approach was utilized to calculate the interest rate fair value discount of $200,000.

Additionally for loans acquired without credit deterioration, a credit fair value adjustment was calculated using a two part credit fair value analysis: 1) expected lifetime credit migration losses; and 2) estimated fair value adjustment for certain qualitative factors. The expected lifetime losses were calculated using historical losses observed at the Bank, ERB and peer banks. DNB also estimated an environmental factor to apply to each loan type. The environmental factor represents potential discount which may arise due to general credit and economic factors. A credit fair value discount of $4.8 million was determined. Both the interest rate and credit fair value adjustments relate to loans acquired with evidence of credit quality deterioration will be substantially recognized as interest income on a level yield amortization method based upon the expected life of the loans.

The information about the acquired ERB loans accounted for under ASC 310-30 as of October 1, 2016 is as follows:

(Dollars in thousands)
Contractually required principal and interest at acquisition	$3,142
Contractual cash flows not expected to be collected (nonaccretable discount)	(1,124)
Expected cash flows at acquisition	$2,018
Interest component of expected cash flows (accretable discount)	(348)
Fair value of acquired loans	$1,670

The following table presents pro forma information as if the merger between the company and ERB had been completed on January 1, 2015. The pro forma information does not necessarily reflect the results of operations that would have occurred had DNB merged with ERB at the beginning of 2015. Supplemental pro forma earnings for 2016 were adjusted to exclude $4.7 million of merger related costs incurred for the year ended December 31, 2016. The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies, or other factors.  The pro forma data is intended for informational purposes and is not indicative of the future results of operations.

	(Unaudited)
	Years Ended December 31,
(Dollars in thousands, except per share data)	2016	2015
Net interest income after provision for credit losses	$34,056	$32,281
Non-interest income	6,777	5,565
Non-interest expense	29,245	27,169
Net income available to common stockholders	8,537	7,737
Net income per common share - basic	2.01	1.88
Net income per common share - diluted	1.98	1.84

The amount of total revenue, consisting of interest income plus noninterest income specifically related to ERB for the period beginning October 1, 2016, included in the consolidated statements of income of DNB for the year ended 2016 is incalculable due to the fact that East River Bank and its operations are no longer accounted for on a stand-alone basis.

(3)  INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities, as of the dates indicated, are summarized as follows:

		December 31, 2016
	Amortized	Unrealized	Unrealized	Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$8,224	$309	$-	$8,533
Government Sponsored Entities (GSE) mortgage-backed securities	1,440	38	-	1,478
Corporate bonds	12,825	230	(63)	12,992
Collateralized mortgage obligations GSE	1,966	2	(22)	1,946
State and municipal taxable	1,008	6	-	1,014
State and municipal tax-exempt	41,559	8	(1,406)	40,161
Total	$67,022	$593	$(1,491)	$66,124

Available For Sale
US Government agency obligations	$52,428	$31	$(150)	$52,309
GSE mortgage-backed securities	30,861	2	(723)	30,140
Collateralized mortgage obligations GSE	12,957	3	(387)	12,573
Corporate bonds	15,474	5	(299)	15,180
State and municipal tax-exempt	5,084	-	(128)	4,956
Asset-backed security	26	-	-	26
Total	$116,830	$41	$(1,687)	$115,184

		December 31, 2015
	Amortized	Unrealized	Unrealized	Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$7,973	$320	$-	$8,293
Government Sponsored Entities (GSE) mortgage-backed securities	2,759	83	-	2,842
Corporate bonds	11,518	234	(42)	11,710
Collateralized mortgage obligations GSE	2,623	9	(26)	2,606
State and municipal tax-exempt	42,956	300	(276)	42,980
Total	$67,829	$946	$(344)	$68,431

Available For Sale
US Government agency obligations	$58,460	$-	$(252)	$58,208
GSE mortgage-backed securities	40,663	13	(325)	40,351
Collateralized mortgage obligations GSE	16,241	3	(438)	15,806
Corporate bonds	20,921	-	(350)	20,571
State and municipal tax-exempt	17,274	180	(11)	17,443
Total	$153,559	$196	$(1,376)	$152,379

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The table below details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at December 31, 2016 and 2015.

	December 31, 2016
			Fair value	Unrealized	Fair value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
Corporate bonds	$5,962	$(63)	$3,992	$(39)	$1,970	$(24)
Collateralized mortgage obligations GSE	1,104	(22)	1,104	(22)	-	-
State and municipal tax-exempt	32,690	(1,406)	32,690	(1,406)	-	-
Total	$39,756	$(1,491)	$37,786	$(1,467)	$1,970	$(24)
Available For Sale
US Government agency obligations	$27,270	$(150)	$27,270	$(150)	$-	$-
GSE mortgage-backed securities	29,145	(723)	29,145	(723)	-	-
Collateralized mortgage obligations GSE	12,116	(387)	4,868	(94)	7,248	(293)
Corporate bonds	13,031	(299)	7,593	(218)	5,438	(81)
State and municipal tax-exempt	4,956	(128)	4,956	(128)	-	-
Asset-backed security	26	-	26	-	-	-
Total	$86,544	$(1,687)	$73,858	$(1,313)	$12,686	$(374)

	December 31, 2015
			Fair value	Unrealized	Fair value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
Corporate bonds	$7,597	$(42)	$7,597	$(42)	$-	$-
Collateralized mortgage obligations GSE	1,482	(26)	388	(10)	1,094	(16)
State and municipal tax-exempt	13,161	(276)	4,380	(34)	8,781	(242)
Total	$22,240	$(344)	$12,365	$(86)	$9,875	$(258)
Available For Sale
US Government agency obligations	$58,208	$(252)	$58,208	$(252)	$-	$-
GSE mortgage-backed securities	38,307	(325)	33,984	(238)	4,323	(87)
Collateralized mortgage obligations GSE	15,231	(438)	4,187	(41)	11,044	(397)
Corporate bonds	20,571	(350)	16,157	(264)	4,414	(86)
State and municipal tax-exempt	6,660	(11)	6,660	(11)	-	-
Total	$138,977	$(1,376)	$119,196	$(806)	$19,781	$(570)

As of December 31, 2016, there were fifteen GSE mortgage-backed securities, fifty-three municipalities, twelve corporate bonds, six agency notes, one asset-backed security, and seventeen collateralized mortgage obligations which were in an unrealized loss position. DNB does not intend to sell these securities and management of DNB does not expect to be required to sell any of these securities prior to a recovery of its cost basis. Management has reviewed all of these securities and believes that DNB will collect all principal and interest that is due on debt securities on a timely basis. Management does not believe any individual unrealized loss as of December 31, 2016 represents an other-than-temporary impairment. DNB reviews its investment portfolio on a quarterly basis judging each investment for OTTI. The OTTI analysis focuses on the duration and the amount a particular security is below book.

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

Collateralized mortgage obligations GSE  There are seventeen impaired securities classified as collateralized mortgage obligations, nine of which were impaired for more than 12 months. The largest unrealized loss of a security in this group is 4.47% of its carrying value. All of these securities were issued and insured by FNMA, FHLMC or GNMA. DNB receives monthly principal and interest payments on all of these securities on a timely basis and none of these agencies has ever defaulted on mortgage-backed principal or interest. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from December 31, 2016 levels. Management concluded that these securities were not other-than-temporarily impaired at December 31, 2016.

State and municipal tax-exempt  There are fifty-three impaired securities in this category, which are comprised of intermediate to long-term municipal bonds, none of which were impaired for more than 12 months. The largest unrealized loss of a security in this group is 8.60% of its carrying value. All of the issues carry a “BBB” or better underlying credit support and were evaluated on the basis on their underlying fundamentals; included but not limited to annual financial reports, geographic location, population and debt ratios. In certain cases, options for calls reduce the effective duration and in turn the future market value fluctuations. All issues are performing and are expected to continue to perform in accordance with their respective contractual terms and conditions. There have not been disruptions of any payments, associated with any of these municipal securities. These bonds are conservative in nature and the value decline is related to the changes in interest rates that occurred since the time of purchase and subsequent changes in spreads affecting the market prices. Thirty-four of the impaired municipals are school districts that have PA school district credit enhancement programs and twenty of those also have additional insurance. The remaining nineteen are two insured school districts, two uninsured school districts, six insured townships and nine uninsured townships, all of which have strong underlying ratings. Management concluded that these securities were not other-than-temporarily impaired at December 31, 2016.

US Government agency obligations  There are six impaired securities classified as agencies, none of which were impaired for more than 12 months. The largest unrealized loss of a security in this group is 0.74% of its carrying value. All of these securities were issued and insured by FHLB, FNMA, or FHLMC. DNB has received timely interest payments on all of these securities and none of these agencies has ever defaulted on their bonds. DNB anticipates a recovery in the market value as the securities approach their maturity dates. Management concluded that these securities were not other-than-temporarily impaired at December 31, 2016.

Asset-backed securities  There is one impaired security classified as asset-backed, which was not impaired for more than 12 months. The unrealized loss of this security is 0.02% of its carrying value. DNB has received timely interest payments on this security and it has never defaulted. DNB anticipates a recovery in the market value as the security approaches its maturity date. Management concluded that this security was not other-than-temporarily impaired at December 31, 2016.

GSE mortgage-backed securities   There are fifteen impaired bonds classified as GSE mortgage-backed securities, none of which were impaired for more than 12 months. The largest unrealized loss of a security in this group is 3.29% of its carrying value. All of these securities were issued and insured by FNMA, FHLMC or GNMA. DNB receives monthly principal and interest payments on all of these securities on a timely basis and none of these agencies has ever defaulted on mortgage-backed principal or interest. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from December 31, 2016 levels. Management concluded that these securities were not other-than-temporarily impaired at December 31, 2016.

Corporate bonds  There were twelve impaired bonds classified as corporate bonds, two of which were impaired for more than 12 months. The largest unrealized loss of a security in this group is 5.15% of its carrying value. The bonds are investment grade and the value decline is related to the changes in interest rates that occurred since the time of purchase and subsequent changes in spreads affecting the market prices. All of the issues carry a “BBB+” or better underlying credit support and were evaluated on the basis on their underlying fundamentals; included but not limited to annual financial reports, rating agency reports, capital strength and debt ratios. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from December 31, 2016 levels. Management concluded that these securities were not other-than-temporarily impaired at December 31, 2016.

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

The amortized cost and estimated fair value of investment securities as of December 31, 2016, by final contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid without penalties.

	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$-	$-	$19,731	$19,720
Due after one year through five years	23,862	24,327	49,398	49,088
Due after five years through ten years	27,896	27,366	8,752	8,608
Due after ten years	15,264	14,431	38,949	37,768
Total investment securities	$67,022	$66,124	$116,830	$115,184

The principal values of investment securities sold as of the dates indicated are shown below. The HTM securities sold during 2016 were sold in accordance with GAAP, as DNB collected greater than 85% of the original recorded investment on the HTM securities prior to the sale. As a result, it is appropriate to continue to carry the remaining HTM portfolio as currently classified.

	Year Ended
	December 31
(Dollars in thousands)	2016	2015
Available for sale securities sold	$43,913	$17,988
Held to maturity securities sold	761	-
Total sold securities	$44,674	$17,988

Gains and losses resulting from investment sales, redemptions or calls were as follows:

	Year Ended
	December 31
(Dollars in thousands)	2016	2015
Gross realized gains-AFS	$440	$90
Gross realized gains-HTM	21	-
Gross realized losses-AFS	(30)	(12)
Gross realized losses-HTM	-	-
Net realized gain	$431	$78

At December 31, 2016 and 2015, investment securities with a carrying value of approximately $116.7 million and $147.9 million, respectively, were pledged to secure public funds, repurchase agreements, FHLBP advances and for other purposes as required by law. See Note 8 regarding the use of certain securities as collateral.

(4)  LOANS

The major classifications of loans outstanding, net of fair value marks and deferred loan origination fees and costs are summarized as follows.

	December 31
(Dollars in thousands)	2016	2015
Residential mortgage	$87,581	$28,651
Commercial mortgage	465,486	274,132
Commercial:
Commercial term	123,175	102,178
Commercial construction	72,755	20,364
Consumer:
Home equity	62,560	51,270
Other	5,972	5,163
Total loans	$817,529	$481,758
Less allowance for credit losses	(5,373)	(4,935)
Net loans	$812,156	$476,823

Some of DNB’s directors and executive officers, and their related interests had transactions with the Bank in the ordinary course of business. It is anticipated that similar transactions will occur in the future.

(Dollars in thousands)	2016	2015
Related party loans at beginning of period	$67	$70
Advances	14	8
Purchases of related party loans from acquisition	446	-
Repayments	(19)	(11)
Related party loans at end of period	$508	$67

(5)  ALLOWANCE FOR CREDIT LOSSES

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of December 31, 2016 and December 31, 2015:

Age Analysis of Past Due Loans Receivables

	December 31, 2016
							Loans
							Receivable
	30-59	60-89	Greater			Total	> 90
	Days Past	Days Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivables	Accruing
Residential mortgage (less acquired with credit deterioration)	$728	$374	$491	$1,593	$85,977	$87,570	$-
Acquired residential mortgage with credit deterioration	-	-	11	11	-	11	-
Commercial mortgage (less acquired with credit deterioration)	1,202	762	2,169	4,133	459,679	463,812	-
Acquired commercial mortgage with credit deterioration	389	83	673	1,145	529	1,674	-
Commercial:
Commercial term	747	377	23	1,147	122,028	123,175	-
Commercial construction	112	-	1,242	1,354	71,401	72,755	-
Consumer:
Home equity	263	-	300	563	61,997	62,560	-
Other	27	65	151	243	5,729	5,972	-
Total	$3,468	$1,661	$5,060	$10,189	$807,340	$817,529	$-

	December 31, 2015
							Loans
							Receivable
	30-59	60-89	Greater			Total	> 90
	Days Past	Days Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivables	Accruing
Residential mortgage	$502	$552	$2,076	$3,130	$25,521	$28,651	$457
Commercial mortgage	36	86	96	218	273,914	274,132	-
Commercial:
Commercial term	-	-	-	-	102,178	102,178	-
Commercial construction	-	581	447	1,028	19,336	20,364	-
Consumer:
Home equity	7	310	153	470	50,800	51,270	-
Other	100	-	148	248	4,915	5,163	-
Total	$645	$1,529	$2,920	$5,094	$476,664	$481,758	$457

DNB had no residential mortgage loans in the process of foreclosure and $170,000 in residential mortgage loans in other real estate owned as of December 31, 2016. DNB had $1.0 million in residential mortgage loans in the process of foreclosure and $437,000 in residential mortgage loans in other real estate owned as of December 31, 2015.

The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, and (iii) OREO as a result of foreclosure or voluntary transfer to DNB as well as other repossessed assets.

Interest that would have been recognized on nonaccrual loans had they been current in accordance with their original terms was $590,000 and $473,000 for the years ended December 31, 2016 and December 31, 2015, respectively.

Non-Performing Assets

	December 31
(Dollars in thousands)	2016	2015
Non-accrual loans:
Residential mortgage	$1,770	$1,619
Commercial mortgage	4,593	1,048
Commercial:
Commercial term	198	188
Commercial construction	1,242	1,028
Consumer:
Home equity	442	563
Other	256	189
Total non-accrual loans	8,501	4,635
Loans 90 days past due and still accruing	-	457
Total non-performing loans	8,501	5,092
Other real estate owned & other repossessed property	2,767	2,581
Total non-performing assets	$11,268	$7,673

The following tables summarize information in regards to impaired loans by loan portfolio class as of December 31, 2016 and December 31, 2015 and for the years then ended.

Impaired Loans

	December 31, 2016
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Residential mortgage	$653	$680	$-	$1,134	$-
Acquired residential mortgage with credit deterioration	11	11	-	2
Commercial mortgage	2,919	3,330	-	2,265	-
Acquired commercial mortgage with credit deterioration	1,674	1,680	-	335
Commercial:
Commercial term	22	24	-	19	-
Commercial construction	795	795	-	914	-
Consumer:
Home equity	544	595	-	634	4
Other	114	122	-	104	-
Total	$6,732	$7,237	$-	$5,407	$4
With allowance recorded:
Residential mortgage	$1,107	$1,368	$143	$605	$-
Acquired residential mortgage with credit deterioration	-	-	-	-
Commercial mortgage	-	-	-	-	-
Acquired commercial mortgage with credit deterioration	-	-	-	-
Commercial:
Commercial term	176	196	97	185	-
Commercial construction	447	2,833	89	358	-
Consumer:
Home equity	-	-	-	-	-
Other	142	142	5	114	-
Total	$1,872	$4,539	$334	$1,262	$-
Total:
Residential mortgage	$1,760	$2,048	$143	$1,739	$-
Acquired residential mortgage with credit deterioration	11	11	-	2	-
Commercial mortgage	2,919	3,330	-	2,265	-
Acquired commercial mortgage with credit deterioration	1,674	1,680	-	335	-
Commercial:
Commercial term	198	220	97	204	-
Commercial construction	1,242	3,628	89	1,272	-
Consumer:
Home equity	544	595	-	634	4
Other	256	264	5	218	-
Total	$8,604	$11,776	$334	$6,669	$4

	December 31, 2015
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Residential mortgage	$1,620	$1,919	$-	$1,883	$5
Commercial mortgage	1,181	1,461	-	2,501	85
Commercial:
Commercial term	-	-	-	-	-
Commercial construction	1,140	3,526	-	838	-
Consumer:
Home equity	691	716	-	535	4
Other	82	90	-	124	2
Total	$4,714	$7,712	$-	$5,881	$96
With allowance recorded:
Residential mortgage	$-	$-	$-	$105	$-
Commercial mortgage	-	-	-	121	-
Commercial:
Commercial term	200	211	110	200	-
Commercial construction	-	-	-	537	-
Consumer:
Home equity	-	-	-	18	-
Other	107	107	4	29	-
Total	$307	$318	$114	$1,010	$-
Total:
Residential mortgage	$1,620	$1,919	$-	$1,988	$5
Commercial mortgage	1,181	1,461	-	2,622	85
Commercial:
Commercial term	200	211	110	200	-
Commercial construction	1,140	3,526	-	1,375	-
Consumer:
Home equity	691	716	-	553	4
Other	189	197	4	153	2
Total	$5,021	$8,030	$114	$6,891	$96

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within DNB’s internal risk rating system as of December 31, 2016 and December 31, 2015.

Credit Quality Indicators

	December 31, 2016
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$85,259	$-	$2,322	$-	$87,581
Commercial mortgage	450,124	3,763	11,599	-	465,486
Commercial:
Commercial term	116,522	591	6,062	-	123,175
Commercial construction	71,400	-	1,355	-	72,755
Consumer:
Home equity	61,782	-	778	-	62,560
Other	5,716	-	256	-	5,972
Total	$790,803	$4,354	$22,372	$-	$817,529

	December 31, 2015
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$26,762	$-	$1,889	$-	$28,651
Commercial mortgage	262,036	4,802	7,294	-	274,132
Commercial:
Commercial term	93,025	2,555	6,598	-	102,178
Commercial construction	17,521	-	2,843	-	20,364
Consumer:
Home equity	50,551	-	719	-	51,270
Other	4,974	-	189	-	5,163
Total	$454,869	$7,357	$19,532	$-	$481,758

Allowance for Credit Losses and Recorded Investment in Related Loans

The following tables set forth the activity and composition of DNB’s allowance for credit losses at the dates and periods indicated.

	2016
	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2016	$216	$2,375	$989	$569	$-	$195	$64	$527	$4,935
Charge-offs	(206)	(39)	(45)	-	-	-	(21)	-	(311)
Recoveries	13	-	1	1	3	-	1	-	19
Provisions	326	195	(236)	399	(3)	1	17	31	730
Ending balance - December 31, 2016	$349	$2,531	$709	$969	$-	$196	$61	$558	$5,373
Ending balance: individually
evaluated for impairment	$143	$-	$97	$89	$-	$-	$5	$-	$334
Ending balance: collectively
evaluated for impairment	$206	$2,531	$612	$880	$-	$196	$56	$558	$5,039
Ending balance: Loan
receivables	$87,581	$465,486	$123,175	$72,755	$-	$62,560	$5,972		$817,529
Ending balance: individually
evaluated for impairment	$1,760	$2,919	$198	$1,242	$-	$544	$256		$6,919
Ending balance: acquired
with credit deterioration	$11	$1,674	$-	$-	$-	$-	$-		$1,685
Ending balance: collectively
evaluated for impairment	$85,810	$460,893	$122,977	$71,513	$-	$62,016	$5,716		$808,925

	2015
	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2015	$269	$2,300	$709	$881	$-	$189	$70	$488	$4,906
Charge-offs	(194)	(105)	(200)	(581)	-	(11)	(63)	-	(1,154)
Recoveries	4	-	13	10	49	-	2	-	78
Provisions	137	180	467	259	(49)	17	55	39	1,105
Ending balance - December 31, 2015	$216	$2,375	$989	$569	$-	$195	$64	$527	$4,935
Ending balance: individually
evaluated for impairment	$-	$-	$110	$-	$-	$-	$4	$-	$114
Ending balance: collectively
evaluated for impairment	$216	$2,375	$879	$569	$-	$195	$60	$527	$4,821
Ending balance: Loan
receivables	$28,651	$274,132	$102,178	$20,364	$-	$51,270	$5,163		$481,758
Ending balance: individually
evaluated for impairment	$1,620	$1,181	$200	$1,140	$-	$691	$189		$5,021
Ending balance: collectively
evaluated for impairment	$27,031	$272,951	$101,978	$19,224	$-	$50,579	$4,974		$476,737

The changes in the accretible yield of acquired loans accounted for under ASC 310-30 for the years ended December 31, 2016 and 2015 were as follows:

(Dollars in thousands)	2016	2015
Beginning balance, January 1	$-	$-
Accretible yield acquired	348	-
Accretion	(34)	-
Payments	-	-
Ending balance, December 31	$314	$-

(6)  OFFICE PROPERTY AND EQUIPMENT

	Estimated	December 31
(Dollars in thousands)	Useful Lives	2016	2015
Land		$840	$840
Buildings and leasehold improvements	5-31.5 years	12,984	10,982
Furniture, fixtures and equipment	2-20 years	16,094	14,712
Total cost		29,918	26,534
Less accumulated depreciation		(20,675)	(19,728)
Office property and equipment, net		$9,243	$6,806

Amounts charged to operating expense for depreciation for the years ended December 31, 2016 and 2015 amounted to $947,000 and $825,000, respectively.

The Bank leases office space from Headwaters Associates, a Pennsylvania general partnership for which William S. Latoff (who passed away on January 11, 2016), the Company’s former Chairman of the Board and Chief Executive Officer until the time of his death, was one of two general partners. Pursuant to the terms of the Lease, the Bank paid Headwaters an aggregate of $303,000 in 2016, and $139,000 in 2015. As a general partner in Headwaters, Mr. Latoff or his estate received $151,000 and  $69,000 in 2016 and 2015, respectively, as a result of the lease. Mary D. Latoff, a director, is the Executrix for The Estate of William S. Latoff, and in her role as Executrix, has the sole investment power with respect to the portion of Headwaters owned by the Estate.

(7)  DEPOSITS

Included in interest bearing time deposits are time and brokered deposit issued in amounts of $250,000 or more in the amount of $78.6 million and $32.7 million at December 31, 2016 and 2015, respectively. These certificates and their remaining maturities at December 31, 2016 were as follows:

	December 31, 2016
	Time	Brokered
(Dollars in thousands)	Deposits	Deposits	Total
Three months or less	$17,011	$-	$17,011
Over three through six months	37,859	250	38,109
Over six through twelve months	16,042	-	16,042
Over one year through two years	3,444	-	3,444
Over two years	3,982	-	3,982
Total	$78,338	$250	$78,588

Time and brokered deposit scheduled to mature have the following remaining maturities:

	December 31, 2016
	Time	Brokered
(Dollars in thousands)	Deposits	Deposits	Total
One year or less	$145,491	$13,468	$158,959
Over one year through two years	18,937	4,051	22,988
Over two years through three years	13,818	1,494	15,312
Over three years through four years	6,840	5,321	12,161
Over four years through five years	2,167	4,952	7,119
Over five years	3	-	3
Total	$187,256	$29,286	$216,542

At December 31, 2016 and 2015, deposits of related parties amounted to $7.1 million and $556,000, respectively. The large increase from 2015 to 2016 was primarily due to the acquisition of ERB’s related party deposits.

The aggregate amount of demand deposit overdrafts that were reclassified as loans were $309,000 at December 31, 2016, compared to $277,000 at December 31, 2015.

(8)  FHLBP ADVANCES AND SHORT-TERM BORROWED FUNDS

The schedule below provides a summary of short-term borrowings that consist of securities sold under agreements to repurchase, federal funds purchased and other borrowings. Securities sold under agreements to repurchase are overnight borrowings between DNB and its commercial depositors and are subject to daily repricing. Federal Funds purchased from correspondent banks mature in one business day and reprice daily based on the Federal Funds rate. As of December 31, 2016, DNB’s total availability under Federal Funds lines was $60.0 million. Other short-term borrowings consist of credit available through the Federal Home Loan Bank of Pittsburgh (FHLBP) and the Federal Reserve Discount Window. DNB maintains a line-of-credit (Open Repo Plus) with the FHLBP which is a revolving term commitment used on an overnight basis. The term of this commitment may not exceed 364 days and it reprices daily at market rates. Under terms of a blanket collateral agreement with the FHLBP, the line-of-credit and long term advances are secured by FHLBP stock and qualifying loan receivables, principally real estate secured loans. As of December 31, 2016 DNB’s total availability was $456.3 million with the FHLBP and availability at the Federal Reserve Discount Window is dependent upon the market value of the collateral delivered to the Federal Reserve at the time funds are borrowed.

The following table presents a summary of aggregate short-term borrowings as of and for the years ended December 31, 2016 and 2015.

	2016		2015
		Other		Other
	Repurchase	Short-term	Repurchase	Short-term
(Dollars in thousands)	Agreements	Borrowings	Agreements	Borrowings
Amount outstanding at end of year	$11,889	$-	$32,416	$-
Weighted average interest rate at end of year	0.20%	-%	0.20%	-%
Maximum amount outstanding at any month-end	$22,360	$-	$35,271	$-
Daily average amount outstanding	$19,811	$450	$25,574	$204
Weighted average interest rate for the year	0.20%	0.51%	0.20%	0.51%

Repurchase agreements accounted for as secured borrowings are shown in the following table.

(Dollars in thousands)	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
December 31, 2016
Repurchase agreements and repurchase-to-maturity transactions	$11,889	$-	$-	$-	$11,889
Gross amount of recognized liabilities for repurchase agreements
in statement of condition	$11,889				$11,889
December 31, 2015
Repurchase agreements and repurchase-to-maturity transactions	$32,416	$-	$-	$-	$32,416
Gross amount of recognized liabilities for repurchase agreements
in statement of condition	$32,416				$32,416

As of December 31, 2016 and December 31, 2015, DNB had $11.9 million and $32.4 million of repurchase agreements, respectively.  In conjunction with these repurchase agreements, a fair value of $12.1 million and $33.1 million of state and municipal securities were sold on an overnight basis as of December 31, 2016 and December 31, 2015,  respectively, which represents 102% of the repurchase agreement amount. DNB may be required to provide additional collateral based on the fair value of the underlying securities. Daily procedures are followed to ensure repurchase agreements are properly collateralized.

In addition to short-term borrowings, DNB maintains borrowing arrangements with the FHLBP to meet borrowing needs exceeding 30 days. The advances are collateralized by loans, and a lien on the Bank’s FHLBP stock. There were $638.2 million in loans used as collateral for FHLBP borrowings. After a collateral weighting of 70.33%, that amount totaled $448.9 million. Below, certain advances are convertible term advances and are callable, at the FHLBP’s option, at various dates. If an advance is called by the FHLBP, DNB has the option of repaying the borrowing, or continuing to borrow at three month Libor plus 14 basis points. In addition to the $55.3 million of borrowings from the FHLBP at December 31, 2016, the FHLBP had issued letters of credit, on DNB’s behalf, totaling $75.0 million against DNB’s available credit lines. These letters of credit were used to secure public deposits as required by law.

	December 31, 2016		December 31, 2015
	Weighted		Weighted
(Dollars in thousands)	Average Rate	Amount	Average Rate	Amount
Due by December 31, 2016	-%	$-	0.51%	$10,000
Due by December 31, 2017	0.96	23,319	1.22	2,000
Due by December 31, 2018	0.05	6,078	1.46	2,000
Due by December 31, 2019	1.43	14,592	1.91	10,000
Due by December 31, 2020	1.64	11,343	1.88	6,000
Total	1.13%	$55,332	1.36%	$30,000

(9)  OTHER BORROWINGS

Included in other borrowings is a long-term capital lease agreement, which relates to DNB’s West Goshen branch. As of December 31, 2016 the lease has a carrying amount of $172,000 net of accumulated depreciation of $578,000, and is included in the balance of office properties and equipment in the accompanying statements of financial condition. The following is a schedule of the future minimum capital lease payments, together with the present value of the net minimum lease payments, as of December 31, 2016:

Year ended
(Dollars in thousands)	December 31
2017	$107
2018	106
2019	107
2020	106
2021	106
Thereafter	69
Total minimum lease payments	601
Less amount representing interest	(183)
Present value of net minimum lease payments	$418

DNB recognized rent expense of $755,000 and $614,000 for the years ended December 31, 2016 and 2015, respectively. The following is a schedule of the future minimum non-cancelable operating lease payments for the Operations Center in Downingtown and leased branches as of December 31, 2016.

Year ended
(Dollars in thousands)	December 31
2017	$1,076
2018	1,059
2019	929
2020	680
2021	535
Thereafter	611
Total minimum lease payments	$4,890

(10)  SUBORDINATED DEBENTURES AND NOTES

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

(11)  FAIR VALUES

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

A description of the valuation methodologies used for assets measured at fair value is set forth below:

DNB’s available-for-sale investment securities, which generally include U.S. government agencies and mortgage backed securities, collateralized mortgage obligations, corporate bonds, asset-backed securities, and state and municipal tax-exempt securities are reported at fair value. These securities are valued by an independent third party (“preparer”). The preparer’s evaluations are based on market data. They utilize evaluated pricing models that vary by asset and incorporate available trade, bid and other market information. For securities that do not trade on a daily basis, their evaluated pricing applications apply available information such as benchmarking and matrix pricing. The market inputs normally sought in the evaluation of securities include benchmark yields, reported trades, broker/dealer quotes (only obtained from market makers or broker/dealers recognized as market participants), issuer spreads, two-sided markets, benchmark securities, bid, offers and reference data. For certain securities additional inputs may be used or some market inputs may not be applicable. Inputs are prioritized differently on any given day based on market conditions.

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

The following table summarizes the assets at December 31, 2016 and December 31, 2015 that are recognized on DNB’s balance sheet using fair value measurement determined based on the differing levels of input.

	December 31, 2016
				Assets at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
US Government agency obligations	$-	$52,309	$-	$52,309
GSE mortgage-backed securities	-	30,140	-	30,140
Collateralized mortgage obligations GSE	-	12,573	-	12,573
Corporate bonds	-	15,180	-	15,180
State and municipal tax-exempt	-	4,956	-	4,956
Asset-backed security	-	26	-	26
Total assets measured at fair value on a recurring basis	$-	$115,184	$-	$115,184
Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$1,538	$1,538
OREO & other repossessed property	-	-	2,485	2,485
Total assets measured at fair value on a nonrecurring basis	$-	$-	$4,023	$4,023

	December 31, 2015
				Assets at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
US Government agency obligations	$-	$58,208	$-	$58,208
GSE mortgage-backed securities	-	40,351	-	40,351
Collateralized mortgage obligations GSE	-	15,806	-	15,806
Corporate bonds	-	20,571	-	20,571
State and municipal tax-exempt	-	17,443	-	17,443
Total assets measured at fair value on a recurring basis	$-	$152,379	$-	$152,379
Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$964	$964
OREO & other repossessed property	-	-	682	682
Total assets measured at fair value on a nonrecurring basis	$-	$-	$1,646	$1,646

The following table presents additional information about assets measured at fair value on a nonrecurring basis and for which DNB has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurement
December 31, 2016

	Fair Value	Valuation		Range (Weighted
(Dollars in thousands)	Estimate	Techniques	Unobservable Input	Average)
Impaired loans - Residential mortgage	$964	Appraisal of	Appraisal adj. (2)	0%	to	-25%	(-22%)
		collateral (1)	Disposal costs (2)	-8%	to	-12%	(-9%)
Impaired loans - Commercial term	79	Appraisal of	Appraisal adj. (2)	-72%	to	-72%	(-72%)
		collateral (1)	Disposal costs (2)	-11%	to	-11%	(-11%)
Impaired loans - Commercial construction	358	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loans - Consumer other	137	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loan total	$1,538
Other real estate owned	$2,485		Disposal costs (2)	-8%	to	-8%	(-8%)

Quantitative Information about Level 3 Fair Value Measurement
December 31, 2015

	Fair Value	Valuation		Range (Weighted
(Dollars in thousands)	Estimate	Techniques	Unobservable Input	Average)
Impaired loans - Residential mortgage	$115	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loans - Commercial mortgage	97	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-13%	to	-13%	(-13%)
Impaired loans - Commercial term	90	Appraisal of	Appraisal adj. (2)	-72%	to	-72%	(-72%)
		collateral (1)	Disposal costs (2)	-11%	to	-11%	(-11%)
Impaired loans - Commercial construction	559	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loans - Consumer other	103	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loan total	$964
Other real estate owned	$682		Disposal costs (2)	-8%	to	-8%	(-8%)
(1)	Fair value is generally determined through independent appraisals or sales contracts of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals are adjusted by management for qualitative factors and disposal costs.

Impaired loans.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $8.6 million at December 31, 2016. Of this, $1.9 million had specific valuation allowances of $334,000, leaving a fair value of $1.5 million as of December 31, 2016. DNB did not have any impaired loans that were partially charged down during the year ended December 31, 2016.

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

Other Real Estate Owned & other repossessed property  Other real estate owned (“OREO”) consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets are classified as OREO and other repossessed property are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. DNB had $2.8 million of such assets at December 31, 2016, which consisted of $2.6 million in OREO and $191,000 in other repossessed property. DNB had $2.6 million of such assets at December 31, 2015, which consisted of $2.4 million in OREO and $165,000 in other repossessed property. Subsequent to the repossession of these assets, DNB wrote down the carrying values of certain assets by $505,000 and $154,000 in OREO during the years ended December 31, 2016 and December 31, 2015, respectively.

Below is management’s estimate of the fair value of all financial instruments, whether carried at cost or fair value on DNB’s consolidated balance sheet. The carrying amounts and estimated fair values of financial instruments at December 31, 2016 and December 31, 2015 are as follows:

	December 31, 2016
		Estimated
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$22,103	$22,103	$22,103	$-	$-
AFS investment securities	115,184	115,184	-	115,184	-
HTM investment securities	67,022	66,124	-	64,124	2,000
Restricted stock	5,381	5,381	-	5,381	-
Loans held-for-sale	-	-	-	-	-
Loans, net of allowance, including impaired	812,156	792,190	-	-	792,190
Accrued interest receivable	3,567	3,567	-	3,567	-
Financial liabilities
Deposits:
Non-interest-bearing deposits	173,467	173,467	-	173,467	-
Interest-bearing deposits:	495,178	495,178	-	495,178	-
Time	187,256	186,012	-	186,012	-
Brokered deposits	29,286	28,873	-	28,873	-
Repurchase agreements	11,889	11,889	-	11,889	-
FHLBP advances	55,332	54,734	-	54,734	-
Junior subordinated debentures and other borrowings	9,279	8,637	-	8,637	-
Subordinated debt	9,750	10,493	-	10,493	-
Accrued interest payable	534	534	-	534	-
Off-balance sheet instruments	-	-	-	-	-

	December 31, 2015
		Estimated
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$21,119	$21,119	$21,119	$-	$-
AFS investment securities	152,379	152,379	-	152,379	-
HTM investment securities	67,829	68,431	-	66,431	2,000
Restricted stock	3,447	3,447	-	3,447	-
Loans held-for-sale	-	-	-	-	-
Loans, net of allowance, including impaired	476,823	461,925	-	-	461,925
Accrued interest receivable	2,410	2,410	-	2,410	-
Financial liabilities
Deposits:
Non-interest-bearing deposits	125,581	125,581	-	125,581	-
Interest-bearing deposits:	396,188	396,188	-	396,188	-
Time	66,018	65,697	-	65,697	-
Brokered deposits	18,488	18,327	-	18,327	-
Repurchase agreements	32,416	32,416	-	32,416	-
FHLBP advances	30,000	30,210	-	30,210	-
Junior subordinated debentures and other borrowings	9,279	7,889	-	7,889	-
Subordinated debt	9,750	9,999	-	9,999	-
Accrued interest payable	345	345	-	345	-
Off-balance sheet instruments	-	-	-	-	-

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

(12)  FEDERAL INCOME TAXES

Income tax expense was comprised of the following:

	Year Ended
	December 31
(Dollars in thousands)	2016	2015
Current tax expense:
Federal	$1,515	$1,581
State	10	10
Deferred income tax (benefit) expense:
Federal	344	(88)
Income tax expense	$1,869	$1,503
The effective income tax rates of 27.3% for 2016 and 22.6% for 2015 were different than the applicable statutory Federal income tax rate of 34%. The reason for these differences follows:

	Year Ended
	December 31
(Dollars in thousands)	2016	2015
Federal income taxes at statutory rate	$2,328	$2,258
Decrease resulting from:
Tax-exempt interest and dividend preference	(643)	(640)
Bank owned life insurance	(77)	(78)
Other, net (decrease) increase	261	(37)
Income tax expense	$1,869	$1,503

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented below:

	December 31
(Dollars in thousands)	2016	2015
Deferred tax assets:
Allowance for credit losses	$1,827	$1,677
Unrealized losses on securities	560	402
Unrealized losses on reclassified securities	2	6
Unrealized loss on pension obligation	609	616
Capital loss disallowance	4	1
State net operating losses	620	528
Unvested stock awards	103	147
Deferred compensation (SERP)	680	732
Nonqualified stock options	48	59
Depreciation	123	-
Pension	6	-
Non-accrued interest	661	468
Provision for unfunded loans	117	64
OREO write-downs	52	52
Core deposit intangible	16	14
Accrued expenses	165	57
Purchase accounting loan general credit mark	1,482	-
Purchase accounting loan specific credit mark	273	-
Purchase accounting loan interest rate mark	96	-
Purchase accounting CD rate mark	236	-
Purchase accounting term FHLBP advances	163	-
Organization costs	23	-
Other reserves - reserve for unfunded	29	-
Total gross deferred tax assets	7,895	4,823
Deferred tax liabilities:
Depreciation	-	(31)
Pension expense	-	(27)
Bank shares tax credit	(204)	(199)
Prepaid expenses	(313)	(219)
Mortgage servicing rights	(44)	(44)
Deferred gain from insurance proceeds	(401)	(41)
Bad debt reserve	(241)	-
Market discount accretion	(18)	-
Purchase accounting core deposit intangible	(165)	-
Prepaid expenses (acquired)	(23)	-
Purchase accounting deferred loan fees	(615)	-
Total gross deferred tax liabilities	(2,024)	(561)
Valuation allowance	(621)	(529)
Net deferred tax asset	$5,250	$3,733

As of December 31, 2016, DNB had no material unrecognized tax benefits or accrued interest and penalties. It is DNB’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense. Federal and state tax years 2013 through 2015 were open for examination as of December 31, 2016.

DNB had net state operating loss carryovers with the Commonwealth of Pennsylvania of $8.7 million and $7.4 million at December 31, 2016 and 2015, respectively for which a full valuation allowance has been established. These carryovers will begin to expire in 2021.

(13)  EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the treasury stock method and reflects the potential dilution that could occur from the exercise of stock options and the amortized portion of unvested stock awards. Stock options and unvested stock awards for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. Treasury shares are not deemed outstanding for earnings per share calculations. There were no anti-dilutive stock options outstanding, and 14,100 anti-dilutive stock awards at December 31, 2016. There were no anti-dilutive stock options outstanding, and no anti-dilutive stock awards at December 31, 2015. The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31
(In thousands, except per share data)	2016			2015
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Net income available to common stockholders	$4,979	3,186	$1.56	$5,088	2,802	$1.82
Effect of potential dilutive common stock equivalents -
stock options and restricted shares	-	33	(0.01)	-	45	(0.03)
Diluted EPS
Income available to common stockholders after assumed
exercises	$4,979	3,219	$1.55	$5,088	2,847	$1.79

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

The following table summarizes the changes in the fair value of plan assets, changes in the projected benefit obligation (PBO), the funded status of both the accumulated benefit obligation (ABO) and the PBO, and the weighted-average assumptions used to determine benefit obligations for the pension plan at December 31, 2016 and 2015. Amounts recognized at December 31, 2016 and 2015 are reflected in other assets, and in accrued expenses and other liabilities on the Consolidated Statements of Financial Condition. The estimation of DNB’s PBO associated with these plans considers various actuarial assumptions for mortality rates and discount rates.

The following table sets forth the Plan’s funded status, as of the measurement dates of December 31, 2016 and 2015 and amounts recognized in DNB’s consolidated financial statements at December 31, 2016 and 2015:

	December 31
(Dollars in thousands)	2016	2015
Projected benefit obligation	$(6,695)	$(6,583)
Accumulated benefit obligation	(6,695)	(6,583)
Fair value of plan assets	4,887	4,851
Amounts recognized in the statement of financial condition consist of:
Other liabilities	$(1,808)	$(1,732)
Funded status	$(1,808)	$(1,732)
Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	$1,792	$1,812
Total	$1,792	$1,812

The amounts and changes in DNB’s pension benefit obligation and fair value of plan assets for the years ended December 31, 2016 and 2015 are as follows:

	Year ended December 31
(Dollars in thousands)	2016	2015
Change in benefit obligation
Benefit obligation at beginning of year	$6,583	$6,783
Interest cost	254	243
Actuarial loss (gain)	143	(162)
Benefits paid	(285)	(281)
Benefit obligation at end of year	$6,695	$6,583
Change in plan assets
Fair value of assets at beginning of year	$4,851	$5,197
Actual return on plan assets	304	(58)
Employer contribution	93	57
Benefits paid	(285)	(281)
Estimated expenses	(76)	(64)
Fair value of assets at end of year	$4,887	$4,851

The Plan’s assets are invested using an asset allocation strategy in units of certain equity, bond, real estate and money market funds. The following table summarizes the weighted average asset allocations as of the dates indicated:

	December 31
	2016	2015
Cash and cash equivalents	3.5%	2.6%
Equity securities	53.0	55.1
Fixed income securities	43.5	42.3
Total	100.0%	100.0%

Equity securities consist mainly of equity common trust funds and mutual funds. Fixed income securities consist mainly of fixed income common trust funds. Pension plan assets are invested with a moderate growth objective, with target asset allocations of approximately 50 - 60% bonds and cash and approximately 40 - 50% in stocks. As of December 31, 2016, the plan held 47.0% of its assets in bonds and cash.

Net periodic pension costs for the years indicated include the following components:

	Year Ended December 31
(Dollars in thousands)	2016	2015
Service cost	$59	$46
Interest cost	254	243
Expected return on plan assets	(252)	(272)
Recognized net actuarial loss	128	109
Net periodic cost	$189	$126
Assumptions used:
Discount rate:
Obligation	4.09%	4.05%
Expense	4.05	3.75
Rate of increase in compensation level	N/A	N/A
Expected long-term rate of return on assets	5.50	5.50

In selecting the expected long-term rate of return on assets used for the Plan, DNB considered the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of the Plan.  This included considering the asset allocation and the expected returns likely to be earned over the life of the plan.  This basis is consistent with the prior year.  The discount rate is the rate used to determine the present value of DNB’s future benefit obligations for its pension. The projected benefit obligation at December 31, 2016 was determined using a variation of the RP-2014 mortality tables published by the Society of Actuaries.

DNB anticipates making contributions to the plan totaling $211,000 in 2017. DNB’s estimated future benefit payments are as follows:

(Dollars in thousands)	Period	Benefits
	2017	$378
	2018	455
	2019	981
	2020	847
	2021	255
	2022-2026	1,993

The estimated costs that will be amortized from accumulated other comprehensive loss into net periodic pension cost during the 2017 fiscal year are as follows:

(Dollars in thousands)
Service cost	$66
Interest cost	261
Expected return on plan assets	(257)
Amortization of net loss	133
Recognized net actuarial loss	107
Estimated 2017 net periodic benefit cost	$310

The fair value of DNB’s pension plan assets by asset category are as follows:

	December 31, 2016
				Assets at
				Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Mutual fund - equity:
US equities	$1,398	$-	$-	$1,398
International equities	1,080	-	-	1,080
Real estate	113	-	-	113
Mutual funds - fixed income:
Domestic fixed income	2,128	-	-	2,128
US corporate bonds, notes and cash:
Corporate bonds	-	-	-	-
Cash	168	-	-	168
Total assets measured at fair value on a recurring basis	$4,887	$-	$-	$4,887

	December 31, 2015
				Assets at
				Fair
(Dollars in thousands)	Level 1	Level 2	Level 3	Value
Mutual fund - equity:
US equities	$1,345	$-	$-	$1,345
International equities	1,202	-	-	1,202
Real estate	126	-	-	126
Mutual funds - fixed income:
Domestic fixed income	2,052	-	-	2,052
US corporate bonds, notes and cash:
Corporate bonds	-	-	-	-
Cash	126	-	-	126
Total assets measured at fair value on a recurring basis	$4,851	$-	$-	$4,851

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

In July 2008, DNB commenced making monthly payments of $3,658 to the Executive. The remaining liability under the plan was $739,000 and $739,000 as of December 31, 2016 and 2015, respectively. The annual expense for the same respective periods was $56,000 and $54,000.

Supplemental Executive Retirement Plan for Chairman and Chief Executive Officer (William S. Latoff passed away on January 11, 2016)  DNB had a Supplemental Executive Retirement Plan (also known as a SERP) for its former Chairman and Chief Executive Officer, William S. Latoff. The purpose of the SERP was to provide Mr. Latoff a pension supplement beginning at age 70 to compensate him for the loss of retirement plan funding opportunities from his other business interests because of his commitments to DNB as Chairman and CEO. The liability based on the contract is $1.3 million at December 31, 2016. This amount will be paid out in 2019.

401(k) Retirement Savings Plan The Bank has adopted a retirement savings 401(k) plan. Participants are permitted to authorize pre-tax savings contributions to a separate trust established under the 401(k) plan, subject to limitations on deductibility of contributions imposed by the Internal Revenue Code. The plan allows after-tax contributions to be made as well. The contributions are subject to the same limitations. Management evaluates discretionary matching contributions each quarter based upon DNB’s financial performance. DNB made no matching contributions to the 401(k) plan in 2016 and 2015.

Profit Sharing Plan  The Bank maintains a Profit Sharing Plan for eligible employees. The plan provides that the Bank make contributions equal to 3% of the eligible participant’s W-2 wages. DNB’s related expense associated with the Profit Sharing Plan was $304,000 and $262,000 in 2016 and 2015, respectively.

Stock Option Plan  DNB has a Stock Option Plan for employees and directors. Under the plan, options (both qualified and non-qualified) to purchase a maximum of 793,368 (as adjusted for subsequent stock dividends) shares of DNB’s common stock could be issued to employees and directors.

Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years. Vesting of options under the plan is determined by the Plan Committee. There were 354,090 shares available for grant at December 31, 2016 and 2015. All options currently outstanding are immediately exercisable. DNB fully recorded all stock option expense by the end of 2014. DNB had no stock option expense in 2016 or 2015.

The award agreement provides that, upon issuance of the plan shares, the grantee may elect to pay federal withholding taxes on the award in cash or by electing to apply some of the awarded shares at their fair market value, or both. Under the Stock Option Plan, 14,800 shares were exercised in 2016. The shares awarded from the NQ cashless exercises resulted in an increase in shares outstanding of 5,824. There was a cash equivalent of 8,976 shares used to pay all applicable taxes on the transactions. Stock option activity is indicated below:

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2015	163,586	$15.13
Issued	-	-
Exercised	(99,086)	19.34
Forfeited	-	-
Expired	-	-
Outstanding December 31, 2015	64,500	$8.67
Issued	-	-
Exercised	(14,800)	6.93
Forfeited	-	-
Expired	-	-
Outstanding December 31, 2016	49,700	$9.18

The weighted‑average price and weighted average remaining contractual life for the outstanding options are listed below for the dates indicated.

December 31, 2016
Range of			Weighted Average
Exercise	Number	Number	Exercise	Remaining	Intrinsic
Prices	Outstanding	Exercisable	Price	Contractual Life	Value
$6.93-10.99	49,700	49,700	$9.18	1.40 years	$955,000

December 31, 2015
Range of			Weighted Average
Exercise	Number	Number	Exercise	Remaining	Intrinsic
Prices	Outstanding	Exercisable	Price	Contractual Life	Value
$6.93-10.99	64,500	64,500	$8.67	2.15 years	$1,344,000

Other Stock‑Based Compensation  DNB maintains an Incentive Equity and Deferred Compensation Plan. The plan provides that up to 243,101 shares of common stock may be granted, at the discretion of the Board, to individuals of DNB. Shares already granted are issuable on the earlier of three years or four years after the date of the grant or a change in control of DNB if the recipients are then employed by DNB (“Vest Date”). For awards granted prior to December 2016, upon issuance of the shares, resale of the shares is restricted for an additional one year, during which the shares may not be sold, pledged or otherwise disposed of. Prior to the Vest Date and in the event the recipient terminates association with DNB for reasons other than death, disability or change in control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant.

Share awards granted by the plan were recorded at the date of award based on the fair market value of shares. Awards are being amortized to expense over a three or four-year cliff-vesting period. Restricted stock awards are non-participating shares.

For the twelve‑month periods ended December 31, 2016 and 2015, $940,000 and $342,000 was amortized to expense. DNB issued 23,240 restricted stock awards to officers and directors in December 2016.  These awards cliff vest in three years.

DNB issued 3,000 restricted stock awards during the first quarter of 2016 and 26,595 restricted stock awards in December 2015 that required the award recipient to hold the shares for one additional year after vesting. These awards cliff vest in three years. For these shares, DNB adopted the Chaffe Model to measure the fair value by applying a 9.1% discount due to the lack of marketability when these transactions took place. The input assumptions used and resulting fair values were an expected life of 5 years, volatility of 19.37%, annual rate of quarterly dividends of 1.01%, and bond equivalent yield of 1.742%.

At December 31, 2016, approximately $1.0 million in additional compensation will be recognized over the weighted average remaining service period of approximately 2.24 years. At December 31, 2016, 64,929 shares were reserved for future grants under the plan. 47,720 restricted shares vested in 2016. The shares awarded from the cashless exercises resulted in an increase in shares outstanding of 26,952. There was a cash equivalent of 20,768 shares used to pay all applicable taxes on the transactions. Stock grant activity is indicated below.

		Weighted Average
	Shares	Stock Price
Non-vested stock awards - January 1, 2015	75,930	$17.66
Granted	26,595	27.55
Forfeited	(1,270)	19.21
Vested	(24,000)	12.28
Non-vested stock awards - December 31, 2015	77,255	$22.71
Granted	26,240	27.82
Forfeited	-	-
Vested	(47,720)	22.11
Non-vested stock awards - December 31, 2016	55,775	$25.63

(15)  COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE‑SHEET RISK

In the normal course of business, various commitments and contingent liabilities are outstanding, such as guarantees and commitments to extend credit, borrow money or act in a fiduciary capacity, which are not reflected in the consolidated financial statements. Management does not anticipate any significant losses as a result of these commitments.

DNB had outstanding stand-by letters of credit totaling $2.8 million and unfunded loan and lines of credit commitments totaling $185.8 million at December 31, 2016, of which, $171.2 million were variable rate and $14.6 million were fixed rate. The amount of reserve for unfunded loan commitments at December 31, 2016 was $345,000. DNB had outstanding stand-by letters of credit totaling $3.2 million and unfunded loan and lines of credit commitments totaling $116.4 million at December 31, 2015, of which, $103.3 million were variable rate and $13.1 million were fixed rate. The amount of reserve for unfunded loan commitments at December 31, 2015 was $188,000.

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

DNB maintains borrowing arrangements with correspondent banks and the FHLBP, as well as access to the discount window at the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $516.3 million.

Assets held by DNB First Wealth Management in a fiduciary, custody or agency capacity at December 31, 2016 totaled $214.2 million. These assets are not assets of DNB, and are not included in the consolidated financial statements.

DNB is a party to a number of lawsuits arising in the ordinary course of business. While any litigation causes an element of uncertainty, management is of the opinion that the liability, if any, resulting from the actions, will not have a material effect on the accompanying financial statements.

(16)  PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of DNB Financial Corporation follows:

Condensed Statements of Financial Condition	December 31
(Dollars in thousands)	2016	2015
Assets
Cash	$1,354	$75
Investment securities, at fair value	-	-
Investment in subsidiary	112,150	74,243
Other assets	484	302
Total assets	$113,988	$74,620
Liabilities and Stockholders’ Equity
Liabilities
Junior subordinated debentures	$9,279	$9,279
Subordinated debt	9,750	9,750
Other liabilities	119	103
Total liabilities	19,148	19,132
Stockholders’ equity	94,840	55,488
Total liabilities and stockholders’ equity	$113,988	$74,620

	Year Ended
Condensed Statements of Income	December 31
(Dollars in thousands)	2016	2015
Income:
Equity in undistributed income of subsidiary	$(3,213)	$1,429
Loss on sale of equity securities	-	(8)
Dividends from subsidiary	8,950	4,359
Total income	5,737	5,780
Expense:
Interest expense	758	642
Total expense	758	642
Net income	$4,979	$5,138

right

Condensed Statements of Comprehensive Income	Year Ended
(Dollars in thousands)	December 31
	2016	2015
Net income	$4,979	$5,138
Other comprehensive (loss) income:
Unrealized holding losses on AFS investment securities arising during the period
Before tax amount	(56)	(437)
Tax effect	19	149
	(37)	(288)
Accretion of discount on AFS to HTM reclassification(1)
Before tax amount	9	7
Tax effect(2)	(3)	(2)
	6	5
Less reclassification for gains on sales of AFS investment securities included in net income(3)
Before tax amount	(410)	(78)
Tax effect(2)	139	27
	(271)	(51)
Other comprehensive loss - securities	(302)	(334)
Unrealized actuarial gains (losses) - pension
Before tax amount	20	(79)
Tax effect	(7)	27
	13	(52)
Total other comprehensive loss	(289)	(386)
Total comprehensive income	$4,690	$4,752
(1) Amounts are included in interest and dividends on investment securities in the consolidated statements of income.
(2) Amounts are included in income tax expense in the consolidated statements of income.

Condensed Statements of Cash Flows	Year Ended December 31
(Dollars in thousands)	2016	2015
Cash Flows From Operating Activities:
Net income	$4,979	$5,138
Adjustments to reconcile net income to net cash provided by
operating activities:
Equity in income of subsidiary and dividends	(5,737)	(5,787)
Loss on sale of equity securities	-	8
Stock based compensation	940	342
Dividends to holding company	8,950	4,358
Net change in other liabilities	16	(198)
Net change in other assets	(1,397)	(198)
Net Cash Provided by Operating Activities	7,751	3,663
Cash Flows From Investing Activities:
Net cash disbursed in connection with acquisition	(5,488)	-
Sale of available-for-sale equity securities	-	19
Net Cash (Used in) Provided by Investing Activities	(5,488)	19
Cash Flows From Financing Activities:
Sale of treasury stock	424	387
Proceeds from exercise of stock options	-	402
Tax benefit for restricted stock vesting	188	(3)
Taxes on exercise of stock options	(701)	(469)
Proceeds from issuance of subordinated debt	-	9,750
Payment to repurchase preferred stock	-	(13,000)
Dividends paid	(895)	(834)
Net Cash Used in Financing Activities	(984)	(3,767)
Net Change in Cash and Cash Equivalents	1,279	(85)
Cash and cash equivalents at Beginning of Period	75	160
Cash and cash equivalents at End of Period	$1,354	$75

(17)  REGULATORY MATTERS

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

In July of 2013 the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully phased in on a global basis on January 1, 2019. The new regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks such as DNB First, National Association, a common equity Tier 1 capital ratio 4.5% became effective on January 1, 2015. The new capital rules also increased the current minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. In addition, in order to make capital distributions and pay discretionary bonuses to executive officers without restriction, an institution must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer to be phased in by 0.625% per year from January 1, 2016 until January 1, 2019. The new rules also increase the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development and construction loans and more than 90-day past due exposures. The new capital rules maintain the general structure of the prompt corrective action rules, but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 RWA requirement into the prompt corrective action framework.

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

Quantitative measures established by regulation to ensure capital adequacy require DNB to maintain certain minimum amounts and ratios as set forth below. Based on management’s assessment, DNB and the Bank meet all capital adequacy requirements to which they are subject. The Bank is considered “Well Capitalized” under the regulatory framework for prompt corrective action. To be categorized as Well Capitalized, the Bank must maintain minimum ratios as set forth below. There are no conditions or events since the most recent regulatory notification that management believes would have changed the Bank’s category. Actual capital amounts and ratios are presented in the following table.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes*		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation
December 31, 2016:
Total risk-based capital	$105,669	12.50%	$72,924	8.625%	N/A	N/A
Common equity tier 1 capital	81,201	9.60	43,332	5.125	N/A	N/A
Tier 1 risk-based capital	90,201	10.67	56,014	6.625	N/A	N/A
Tier 1 (leverage) capital	90,201	8.42	42,864	4.000	N/A	N/A
December 31, 2015:
Total risk-based capital	$81,321	14.78%	$44,003	8.00%	N/A	N/A
Common equity tier 1 capital	57,448	10.44	24,752	4.50	N/A	N/A
Tier 1 risk-based capital	66,448	12.08	33,002	6.00	N/A	N/A
Tier 1 (leverage) capital	66,448	8.94	29,717	4.00	N/A	N/A
DNB First, N.A.
December 31, 2016:
Total risk-based capital	$103,094	12.22%	$72,785	8.625%	$84,388	10.00%
Common equity tier 1 capital	97,376	11.54	43,249	5.125	54,852	6.50
Tier 1 risk-based capital	97,376	11.54	55,907	6.625	67,511	8.00
Tier 1 (leverage) capital	97,376	9.09	42,830	4.000	53,537	5.00
December 31, 2015:
Total risk-based capital	$80,286	14.63%	$43,904	8.00%	$68,600	12.50%
Common equity tier 1 capital	75,163	13.70	24,696	4.50	49,392	9.00
Tier 1 risk-based capital	75,163	13.70	32,928	6.00	57,624	10.50
Tier 1 (leverage) capital	75,163	10.13	29,670	4.00	37,087	5.00

*Includes capital conversion buffer of 0.625%.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of DNB Financial Corporation
Downingtown, Pennsylvania

We have audited the accompanying consolidated statements of financial condition of DNB Financial Corporation and its subsidiaries (collectively the “Corporation”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DNB Financial Corporation and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Philadelphia, Pennsylvania
March 27,  2017

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

DNB’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2016, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that DNB’s disclosure controls and procedures are effective as of December 31, 2016.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of DNB’s internal control over financial reporting at December 31, 2016. To make this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework  (2013). Management believes that, as of December 31, 2016, DNB’s internal control over financial reporting was effective. This annual report on Form 10-K does not include an attestation report of DNB’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by DNB’s independent registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” or “accelerated filers”.

There have been no changes in internal controls over financial reporting that occurred during our fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

Part III

Item 10.  Directors and Executive Officers of the Registrant

The information required herein with respect to Registrant’s directors, officers and corporate governance is incorporated by reference to pages 17-24 of DNB’s Proxy Statement for the 2017 Annual Meeting of Stockholders, and the information required herein with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to page 11 of DNB’s Proxy Statement for the Annual Meeting of Shareholders. DNB has adopted a Code of Ethics that applies to DNB’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. DNB’s current Code of Ethics is incorporated herein by reference as Exhibit 14 to this report.

Item 11.  Executive Compensation

The information required herein is incorporated by reference to pages 31-40 of DNB’s Proxy Statement for the 2017 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)Information Regarding Equity Compensation Plans

The following table summarizes certain information relating to equity compensation plans maintained by DNB as of December 31, 2016:

			Number of securities
			remaining available
	Number of securities		for future issuance
	to be issued	Weighted-	under equity
	upon exercise of	average price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in first column)
Equity compensation plans approved by security holders:
1995 Stock Option Plan	49,700	$9.18	354,090
2004 Incentive Equity and Deferred Compensation Plan	55,775	25.63	64,929
Equity compensation plans not approved by security holders	-	-	-
Total	105,475	$17.88	419,019

(b)The balance of the information required herein is incorporated by reference to pages 42-45 of DNB’s Proxy Statement for the 2017 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Party Transactions and Director Independence

The information required herein is incorporated by reference to page 47 of DNB’s Proxy Statement for the 2017 Annual Meeting of Shareholders. Amounts of Related Party Loans are disclosed in Note 4 “Loans”  and Note  6 “Office Property and Equipment” in this Form 10-K.

Item 14.  Principal Accountant Fees and Services

The information required herein is incorporated by reference to page 48 of DNB’s Proxy Statement for the 2017 Annual Meeting of Shareholders.

Part IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements.

The 2016 and 2015 consolidated financial statements listed below, together with an opinion of BDO USA, LLP, dated March 27, 2017 for the years ending December 31, 2016 and 2015 with respect thereto, are set forth beginning at page 47 of this report under Item 8, “Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition
Consolidated Statements of Income Consolidated Statements of Comprehensive Income Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(a)(2)  Not applicable

(a)(3)  Exhibits, pursuant to Item 601 of Regulation S-K.

The exhibits listed on the Index to Exhibits on pages 97-99 of this report are incorporated by reference and filed or furnished herewith in response to this Item.

Item 16.  Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNB FINANCIAL CORPORATION
March 27, 2017
	BY:	/s/ William J. Hieb William J. Hieb, Chief Executive Officer, President and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James H. Thornton James H. Thornton, Chairman of the Board	March 27, 2017
/s/ William J. Hieb William J. Hieb, Chief Executive Officer, President and Director (Principal Executive Officer)	March 27, 2017

/s/ Gerald F. Sopp Gerald F. Sopp, Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 27, 2017

/s/ John F. McGill, Jr. John F. McGill, Jr., Vice Chairman of the Board	March 27, 2017
/s/ James R. Biery James R. Biery, Director	March 27, 2017

/s/ Thomas A. Fillippo Thomas A. Fillippo, Director	March 27, 2017

/s/ Gerard F. Griesser Gerard F. Griesser, Director	March 27, 2017

/s/ Mildred C. Joyner Mildred C. Joyner, Director	March 27, 2017

/s/ James J. Koegel James J. Koegel, Director	March 27, 2017

/s/ Mary D. Latoff Mary D. Latoff, Director	March 27, 2017

/s/ Charles A. Murray Charles A. Murray, Director	March 27, 2017

/s/ G. Daniel O’Donnell G. Daniel O’Donnell, Director	March 27, 2017

Index to Exhibits

Exhibit No. Under Item 601 of Regulation S-K
2	(i)

Agreement and Plan of Merger by and between DNB Financial Corporation and East River Bank, dated as of April 4, 2016, filed as Exhibit 2.1 to Form 8-K on April 5, 2016 and incorporated herein by reference.

3	(i)

Amended and Restated Articles of Incorporation, as amended effective December 8, 2008, filed March 31, 2009 as Exhibit 3(i) to Form 10-K for the fiscal year-ended December 31, 2008 and incorporated herein by reference.

	(ii)	Bylaws of the Registrant as amended January 27, 2016, filed as Exhibit 3.1 to Form 8-K on January 29, 2016 and incorporated herein by reference.
4	(a)

Registrant has certain debt obligations outstanding, for none of which do the instruments defining holders rights authorize an amount of securities in excess of 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. Registrant agrees to furnish copies of such agreements to the Commission on request.

(b)

Subordinated Note, by and between DNB Financial Corporation and Jersey Shore State Bank, dated as of March 5, 2015, filed as Exhibit 4.1 to Form 8-K on March 5, 2015 and incorporated herein by reference.

10	(a)*

Amended and Restated Change of Control Agreements dated December 20, 2006 between DNB Financial Corporation and DNB First, N.A. and the following executive officers, each in the form filed March 26, 2007 as Exhibit 10(a) to Form 10-K for the fiscal year-ended December 31, 2006 and incorporated herein by reference: Bruce E. Moroney and C. Tomlinson Kline III.

(b)**

1995 Stock Option Plan of DNB Financial Corporation (as amended and restated, effective as of April 25, 2012), filed on March 22, 2012 as Appendix A to Registrant’s Proxy Statement for its Annual Meeting of Shareholders held April 25, 2012 and incorporated herein by reference.

(c)**

DNB Financial Corporation Incentive Equity and Deferred Compensation Plan (As Amended and Restated Effective May 5, 2009), filed March 31, 2009 as Appendix A to Registrant’s Proxy Statement for its Annual Meeting of Shareholders held May 5, 2009 and incorporated herein by reference.

(d)*

Agreement of Lease dated February 10, 2005 between Headwaters Associates, a Pennsylvania general partnership, as Lessor, and DNB First, National Association as Lessee for a portion of premises at 2 North Church Street, West Chester, Pennsylvania, filed March 10, 2005 as Exhibit 10(l) to Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference, as amended by Addendum to Agreement of Lease dated as of November 15, 2005, filed March 23, 2006 as Exhibit 10(l) to Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference, and as further amended by Second Addendum to Agreement of Lease dated as of May 25, 2006, filed August 14, 2006 as Exhibit 10(l) to Form 10-Q for the fiscal quarter ended June 30, 2006 and incorporated herein by reference, and as further amended by Third Addendum to Agreement of Lease dated as of June 9, 2010, filed August 13, 2010 as Exhibit 10(f) to Form 10-Q for the fiscal quarter ended June 30, 2010 and incorporated herein by reference and as further amended by Fourth Addendum to Agreement of Lease dated as of June 30, 2013, filed August 9, 2013 as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 30, 2013 and incorporated herein by reference. This lease was further amended by the Amended and Restated Agreement of Lease on September 21, 2016, effective May 1, 2016, filed as Exhibit 10.1 to Form 8-K on September 23, 2016 and incorporated herein by reference.

(e)**

Form of Stock Option Agreement for grants prior to 2005 under the Registrant’s Stock Option Plan, filed May 11, 2005 as Exhibit 10(n) to Form 10-Q for the fiscal quarter ended March 31, 2005 and incorporated herein by reference.

(f)**

Form of Nonqualified Stock Option Agreement for April 18, 2005 and subsequent grants prior to April 23, 2010 under the Stock Option Plan, filed May 11, 2005 as Exhibit 10(o) to Form 10-Q for the fiscal quarter ended March 31, 2005 and incorporated herein by reference.

(g)*

Amended and Restated Change of Control Agreement among DNB Financial Corporation, DNB First, N.A. and William J. Hieb, filed May 15, 2007 as Exhibit 10(l) to Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference.

(h)**

Form of Nonqualified Stock Option Agreement for grants on and after December 22, 2005 and prior to April 23, 2010 under the Stock Option Plan, filed March 23, 2006 as Exhibit 10(s) to Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

(i)*

Deferred Compensation Plan For Directors of DNB Financial Corporation (adopted effective October 1, 2006), filed November 14, 2006 as Exhibit 10(s) to Form 10-Q for the fiscal quarter ended September 30, 2006 and incorporated herein by reference.

(j)*

DNB Financial Corporation Deferred Compensation Plan (adopted effective October 1, 2006), filed November 14, 2006 as Exhibit 10(t) to Form 10-Q for the fiscal quarter ended September 30, 2006 and incorporated herein by reference.

(k)*

Change of Control Agreements among DNB Financial Corporation, DNB First, N.A. and Gerald F. Sopp, in the form filed March 26, 2007 as Exhibit 10(q) to Form 10-K for the fiscal year-ended December 31, 2006 and incorporated herein by reference.

(l)*

DNB Financial Corporation Supplemental Executive Retirement Plan for William S. Latoff as amended and restated effective April 1, 2007, filed May 15, 2007 as Exhibit 10(r) to Form 10-Q for the fiscal quarter ended March 31, 2007 and incorporated herein by reference, as further amended by Amendment dated December 8, 2008, filed March 31, 2009 as Exhibit 3(r) to Form 10-K for the fiscal year-ended December 31, 2008 and incorporated herein by reference.

(m)*	DNB Offer Letter to Gerald F. Sopp, dated December 20, 2006, filed March 26, 2007 as Exhibit 10(u) to Form 10-K for the fiscal year-ended December 31, 2006 and incorporated herein by reference.
(n)**	Form of Restricted Stock Award Agreement dated November, 28, 2007, filed March 28, 2008 as Exhibit 10(v) to Form 10-K for the fiscal year-ended December 31, 2007 and incorporated herein by reference.
(o)**

Form of Restricted Stock Option Agreement for non-employee directors for awards made on and after April 23, 2010 pursuant to the 1995 Stock Option Plan of DNB Financial Corporation (as amended and restated, effective as of April 27, 2004), filed August 13, 2010 as Exhibit 10(y) to Form 10-Q for the fiscal quarter ended June 30, 2010 and incorporated herein by reference.

(p)**

Form of Restricted Stock Option Agreement for employees for awards made on and after April 23, 2010 pursuant to the 1995 Stock Option Plan of DNB Financial Corporation (as amended and restated, effective as of April 27, 2004), filed August 13, 2010 as Exhibit 10(z) to Form 10-Q for the fiscal quarter ended June 30, 2010 and incorporated herein by reference.

(q)**

Form of Amendment effective April 23, 2010, to the Restricted Stock Award agreements made between James H. Thornton, James J. Koegel, Mildred C. Joyner and Thomas A. Fillippo, non-employee Directors of the registrant, and the registrant on November 28, 2007 and December 17, 2008, filed August 13, 2010 as Exhibit 10(aa) to Form 10-Q for the fiscal quarter ended June 30, 2010 and incorporated herein by reference.

(r)**

Form of Amendment effective April 23, 2010, to the Restricted Stock Award agreements made between William J. Hieb, Gerald F. Sopp and Bruce E. Moroney, officers of the registrant, and the registrant on November 28, 2007 and December 17, 2008, filed August 13, 2010 as Exhibit 10(cc) to Form 10-Q for the fiscal quarter ended June 30, 2010 and incorporated herein by reference.

(s)*	Form of Amendment to Change of Control Agreement For Named Executive Officers, filed as Exhibit 99.1 to Form 8-K on October 28, 2011 and incorporated herein by reference.
(t)**	Form of Restricted Stock Award Agreement for Directors, filed as Exhibit 99.1 to Form 8-K on December 21, 2012 and incorporated herein by reference.
(u)**	Form of Restricted Stock Award Agreement for employees, filed as Exhibit 99.2 to Form 8-K on December 21, 2012 and incorporated herein by reference.
(v)*	Amended Change of Control Agreement among DNB Financial Corporation, DNB First, N.A. and Gerald F. Sopp, filed as Exhibit 99.3 to Form 8-K on December 21, 2012 and incorporated herein by reference.

(w)*

Change of Control Agreement among DNB Financial Corporation, DNB First, N.A. and Vincent Liuzzi, filed August 11, 2014 as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 30, 2014 and incorporated herein by reference.

(x)

Exhibit 10.1 Subordinated Note Purchase Agreement, by and between DNB Financial Corporation and Jersey Shore State Bank, dated as of March 5, 2015, filed as Exhibit 10.1 to Form 8-K on March 5, 2015 and incorporated herein by reference.

(y)*	Employment Agreement between DNB First, N.A. and Christopher P. McGill, dated April 4, 2016, filed June 24, 2016 as Exhibit 10.2 to Form S-4 and incorporated herein by reference.
(z)*	Employment Agreement between DNB First, N.A. and Jerry Cotlov, dated April 4, 2016, filed June 24, 2016 as Exhibit 10.3 to Form S-4 and incorporated herein by reference.
(aa)*

DNB First Success Sharing Supplemental Executive Retirement Plan Basic Plan Document dated February 22, 2017, filed as Exhibit 10.1 to Form 8-K on February 28, 2017 and incorporated herein by reference.

(bb)*	Form of DNB First Success Sharing Supplemental Executive Retirement Plan Adoption Agreement, filed as Exhibit 10.2 to Form 8-K on February 28, 2017 and incorporated herein by reference.

14	Code of Ethics as amended and restated effective February 23, 2005, filed March 10, 2005 as Exhibit 10(m) to Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference.
21	List of Subsidiaries, filed herewith.
23	Consent of BDO USA, LLP, filed herewith.

31.1	Rule 13a-14(a)/15d-14 (a) Certification of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a)/15d-14 (a) Certification of Chief Financial Officer, filed herewith.
32.1	Section 1350 Certification of Chief Executive Officer, filed herewith.
32.2	Section 1350 Certification of Chief Financial Officer, filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*Management contract or compensatory plan arrangement.

**Stockholder approved compensatory plan pursuant to which DNB’s Common Stock may be issued to employees of DNB