Form 10-Q
period 2017-03-31
DNB FINANCIAL CORP /PA/
filed 2017-05-15
CIK 713671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: March 31, 2017

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 Par Value) (Class)	4,257,942 (Shares Outstanding as of May 12, 2017)

DNB FINANCIAL CORPORATION AND SUBSIDIARY

INDEX

	PART I - FINANCIAL INFORMATION	PAGE NO.

ITEM 1.	FINANCIAL STATEMENTS (Unaudited):

	CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	March 31, 2017 and December 31, 2016	3

	CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended March 31, 2017 and 2016	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended March 31, 2017 and 2016	5

	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	6
	Three Months Ended March 31, 2017 and 2016

	CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31, 2017 and 2016	7

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	30

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	46

ITEM 4.	CONTROLS AND PROCEDURES	46

	PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	46

ITEM 1A.	RISK FACTORS	46

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	46

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	47

ITEM 4.	MINE SAFETY DISCLOSURES	47

ITEM 5.	OTHER INFORMATION	47

ITEM 6.	EXHIBITS	47

SIGNATURES		48

EXHIBIT INDEX

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

DNB Financial Corporation and Subsidiary

Consolidated Statements of Financial Condition (Unaudited)

	March 31,	December 31,
(Dollars in thousands, except share and per share data)	2017	2016
Assets
Cash and due from banks	$44,068	$22,103
Cash and cash equivalents	44,068	22,103
Available-for-sale investment securities at fair value (amortized cost of $111,779 and $116,830)	110,284	115,184
Held-to-maturity investment securities (fair value of $67,637 and $66,124)	68,138	67,022
Total investment securities	178,422	182,206
Loans held for sale	200	-
Loans	816,363	817,529
Allowance for credit losses	(5,418)	(5,373)
Net loans	810,945	812,156
Restricted stock	5,400	5,381
Office property and equipment, net	9,203	9,243
Accrued interest receivable	3,590	3,567
Other real estate owned & other repossessed property	5,000	2,767
Bank owned life insurance (BOLI)	9,379	9,552
Core deposit intangible	511	537
Goodwill	15,525	15,590
Net deferred taxes	4,898	5,250
Other assets	2,798	2,333
Total assets	$1,089,939	$1,070,685
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$176,199	$173,467
Interest-bearing deposits:
NOW	218,133	224,219
Money market	221,356	184,783
Savings	84,700	86,176
Time	177,335	187,256
Brokered deposits	28,045	29,286
Total deposits	905,768	885,187
Federal Home Loan Bank of Pittsburgh (FHLBP) advances	50,972	55,332
Repurchase agreements	11,474	11,889
Junior subordinated debentures	9,279	9,279
Subordinated debt	9,750	9,750
Other borrowings	406	418
Total borrowings	81,881	86,668
Accrued interest payable	491	534
Other liabilities	4,511	3,456
Total liabilities	992,651	975,845
Stockholders’ Equity
Common stock, $1.00 par value;
10,000,000 shares authorized; 4,340,975 and 4,334,352 issued, respectively; 4,251,664 and 4,240,778 outstanding, respectively	4,362	4,351
Treasury stock, at cost; 89,311 and 93,574 shares, respectively	(1,653)	(1,730)
Surplus	69,089	68,973
Retained earnings	27,664	25,520
Accumulated other comprehensive loss	(2,174)	(2,274)
Total stockholders’ equity	97,288	94,840
Total liabilities and stockholders’ equity	$1,089,939	$1,070,685

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2017	2016
Interest Income:
Interest and fees on loans	$9,521	$5,068
Interest and dividends on investment securities:
Taxable	697	682
Exempt from federal taxes	242	334
Interest on cash and cash equivalents	34	21
Total interest and dividend income	10,494	6,105
Interest Expense:
Interest on NOW, money market and savings	484	164
Interest on time deposits	301	117
Interest on brokered deposits	92	62
Interest on FHLB advances	169	94
Interest on repurchase agreements	6	11
Interest on junior subordinated debentures	92	81
Interest on subordinated debt	104	104
Interest on other borrowings	14	17
Total interest expense	1,262	650
Net interest income	9,232	5,455
Provision for credit losses	325	330
Net interest income after provision for credit losses	8,907	5,125
Non-interest Income:
Service charges	363	307
Wealth management	374	397
Mortgage banking	36	32
Increase in cash surrender value of BOLI	55	55
Gain on sale of investment securities, net	-	31
Gain on sale of loans	-	39
Gains from insurance proceeds	80	1,150
Other fees	398	318
Total non-interest income	1,306	2,329
Non-interest Expense:
Salaries and employee benefits	3,641	3,126
Furniture and equipment	496	329
Occupancy	719	468
Professional and consulting	393	497
Advertising and marketing	166	183
Printing and supplies	50	33
FDIC insurance	195	129
PA shares tax	225	162
Telecommunications	90	61
Postage	35	21
Gain on sale or write down of OREO, net	(1)	-
Due diligence and merger expense	51	-
Other expenses	685	409
Total non-interest expense	6,745	5,418
Income before income tax expense	3,468	2,036
Income tax expense	1,027	480
Net income	$2,441	$1,556
Earnings per common share:
Basic	$0.57	$0.55
Diluted	$0.57	$0.54
Cash dividends per common share	$0.07	$0.07
Weighted average common shares outstanding:
Basic	4,246,593	2,832,521
Diluted	4,274,209	2,869,119

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Net income	$2,441	$1,556
Other Comprehensive Income:
Unrealized holding gains arising during the period
Before tax amount	151	1,469
Tax effect	(51)	(499)
	100	970
Accretion of discount on AFS to HTM reclassification(1)
Before tax amount	1	2
Tax effect(2)	(1)	(1)
	-	1
Less reclassification for gains on sales of AFS investment securities included in net income(3)
Before tax amount	-	(31)
Tax effect(2)	-	10
	-	(21)
Total other comprehensive income	100	950
Total comprehensive income	$2,541	$2,506
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

DNB Financial Corporation and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

					Accumulated
					Other
	Common	Treasury		Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at January 1, 2017	$4,351	$(1,730)	$68,973	$25,520	$(2,274)	$94,840
Net income for three months ended March 31, 2017	-	-	-	2,441	-	2,441
Other comprehensive income	-	-	-	-	100	100
Restricted stock compensation expense	4	-	103	-	-	107
Exercise of stock options (6,623 shares)	7	-	(7)	-	-	-
Taxes on exercise of stock options	-	-	(135)	-	-	(135)
Tax benefit for stock option exercises	-	-	110	-	-	110
Cash dividends - common ($0.07 per share)	-	-	-	(297)	-	(297)
Sale of treasury shares to 401(k) (2,960 shares)	-	54	31	-	-	85
Sale of treasury shares to deferred comp. plan (1,303 shares)	-	23	14	-	-	37
Balance at March 31, 2017	$4,362	$(1,653)	$69,089	$27,664	$(2,174)	$97,288

					Accumulated
					Other
	Common	Treasury		Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at January 1, 2016	$2,955	$(2,015)	$35,097	$21,436	$(1,985)	$55,488
Net income for three months ended March 31, 2016	-	-	-	1,556	-	1,556
Other comprehensive income	-	-	-	-	950	950
Restricted stock compensation expense (18,079 shares vested)	29	-	631	-	-	660
Taxes on share award vest	(15)	-	(421)	-	-	(436)
Tax benefit for restricted stock vest	-	-	64	-	-	64
Cash dividends - common ($0.07 per share)	-	-	-	(199)	-	(199)
Sale of treasury shares to 401(k) (2,040 shares)	-	37	28	-	-	65
Sale of treasury shares to deferred comp. plan (1,014 shares)	-	18	14	-	-	32
Balance at March 31, 2016	$2,969	$(1,960)	$35,413	$22,793	$(1,035)	$58,180

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Cash Flows From Operating Activities:
Net income	$2,441	$1,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	427	361
Provision for credit losses	325	330
Stock based compensation	107	660
Net gain on sale of securities	-	(31)
Net gain on sale and write down of OREO and other repossessed property	(1)	-
Death benefit proceeds	308	-
Gain on insurance proceeds	(80)	(1,150)
Earnings from investment in BOLI	(55)	(55)
Deferred tax expense	301	298
Proceeds from sales of mortgage loans	1,175	889
Mortgage loans originated for sale	(1,339)	(1,216)
Mortgage banking income	(36)	(32)
Proceeds from sales of loans	-	525
Loans originated for sale	-	(486)
Gain on sale of loans	-	(39)
Increase in accrued interest receivable	(23)	(159)
Increase in other assets	(465)	(271)
Decrease in accrued interest payable	(43)	(32)
Increase (decrease) in other liabilities	1,055	(53)
Net Cash Provided by Operating Activities	4,097	1,095
Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Sales	-	12,118
Maturities, repayments and calls	4,921	8,867
Purchases	-	(8,687)
Activity in held-to-maturity securities:
Maturities, repayments and calls	312	2,194
Purchases	(1,407)	-
Net (increase) decrease in restricted stock	(19)	281
Net increase in loans	(1,268)	(7,701)
Proceeds from insurance	-	1,150
Purchases of property and equipment	(252)	(1,206)
Costs capitalized in OREO and other repossessed property	(14)	(315)
Proceeds from sale of OREO and other repossessed property	1	284
Net Cash Provided by Investing Activities	2,274	6,985
Cash Flows From Financing Activities:
Net increase in deposits	20,581	30,780
Repayment of FHLBP advances	(12,208)	(10,000)
Funding of FHLBP advances	7,848	-
Net decrease in repurchase agreements	(415)	(10,755)
Repayment of other borrowings	(12)	(10)
Dividends paid	(297)	(199)
Taxes on exercise of stock options	(135)	(436)
Tax benefit for stock option exercises	110	64
Sale of treasury stock	122	97
Net Cash Provided by Financing Activities	15,594	9,541
Net Change in Cash and Cash Equivalents	21,965	17,621
Cash and Cash Equivalents at Beginning of Period	22,103	21,119
Cash and Cash Equivalents at End of Period	$44,068	$38,740
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,305	$682
Income taxes	225	150
Supplemental Disclosure of Non-cash Flow Information:
Transfers from loans to real estate owned and other repossessed property	2,219	-

See accompanying notes to unaudited consolidated financial statements.

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, DNB First, National Association (the "Bank") have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior amounts not affecting net income are reclassified when necessary to conform to current period classifications. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results which may be expected for the entire year.  The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2016.

Subsequent Events-- Management has evaluated events and transactions occurring subsequent to March 31, 2017 for items that should potentially be recognized or disclosed in these Consolidated Financial Statements. The evaluation was conducted through the date these financial statements were issued.

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

DNB adopted ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments on a prospective basis. This amendment eliminates the requirement to account for adjustments to provisional amounts recognized in a business combination retrospectively. Instead, the acquirer will recognize the adjustments to provisional amounts during the period in which the adjustments are determined, including the effect on earnings of any amounts the acquirer would have recorded in previous periods if the accounting had been completed at the acquisition date. DNB evaluated the impact of this guidance and does not anticipate a material impact to the consolidated financial statements at this time.

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

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, this ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods therein. Accordingly, effective January of 2017, DNB adopted the pronouncement.  Adoption of the new pronouncement was immaterial to DNB’s consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). The amendments in this update provide guidance for eight specific cash flow classification issues for which current guidance is unclear or does not exist, thereby reducing diversity in practice. For public companies, the update is effective for annual periods beginning after December 15, 2017. DNB has evaluated the impact that this guidance will have on its consolidated financial statements and has determined that the guidance will not have a material impact on DNB's consolidated financial statements.

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

In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715)”, which requires employers that offer or maintain defined benefit plans to disaggregate the service component from the other components of net benefit cost and provides guidance on presentation of the service component and the other components of net benefit cost in the statement of operations. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. DNB is currently evaluating the potential impact of this standard on its consolidated financial statements. However, because the Pension plan has been frozen to new accruals since December 31, 2003 (and thus, generated no service cost in any subsequent year), DNB does not anticipate any impact to the consolidated financial statements.

In March of 2017, the FASB issued ASU No. 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities”  (“ASU 2017-08”). This guidance shortens the amortization period for premiums on certain callable debt securities to the earliest call date (with an explicit, non-contingent call feature that is callable at a fixed price and on a preset dates), rather than contractual maturity date as currently required under GAAP. The ASU does not impact instruments without preset call dates such as mortgage-backed securities.  For instruments with contingent call features, once the contingency is resolved and the security is callable at a fixed price and preset date, the security is within the scope of the ASU.  ASU 2017-08 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and early adoption is permitted. Accordingly, effective January of 2017, DNB early adopted the pronouncement.  DNB’s current accounting treatment is consistent with the provisions in ASU-2017-08.  As a result, there was no impact to the consolidated financial statements.

NOTE 2: INVESTMENT SECURITIES

The amortized cost and fair values of investment securities, as of the dates indicated, are summarized as follows:

		March 31, 2017
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$8,288	$295	$-	$8,583
Government Sponsored Entities (GSE) mortgage-backed securities	1,347	35	-	1,382
Corporate bonds	14,139	249	(23)	14,365
Collateralized mortgage obligations GSE	1,806	3	(20)	1,789
State and municipal taxable	1,008	-	(1)	1,007
State and municipal tax-exempt	41,550	40	(1,079)	40,511
Total	$68,138	$622	$(1,123)	$67,637

Available For Sale
US Government agency obligations	$49,423	$6	$(145)	$49,284
GSE mortgage-backed securities	29,640	-	(643)	28,997
Collateralized mortgage obligations GSE	12,190	5	(373)	11,822
Corporate bonds	15,427	7	(233)	15,201
State and municipal tax-exempt	5,073	-	(119)	4,954
Asset-backed security	26	-	-	26
Total	$111,779	$18	$(1,513)	$110,284

		December 31, 2016
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$8,224	$309	$-	$8,533
Government Sponsored Entities (GSE) mortgage-backed securities	1,440	38	-	1,478
Corporate bonds	12,825	230	(63)	12,992
Collateralized mortgage obligations GSE	1,966	2	(22)	1,946
State and municipal taxable	1,008	6	-	1,014
State and municipal tax-exempt	41,559	8	(1,406)	40,161
Total	$67,022	$593	$(1,491)	$66,124

Available For Sale
US Government agency obligations	$52,428	$31	$(150)	$52,309
GSE mortgage-backed securities	30,861	2	(723)	30,140
Collateralized mortgage obligations GSE	12,957	3	(387)	12,573
Corporate bonds	15,474	5	(299)	15,180
State and municipal tax-exempt	5,084	-	(128)	4,956
Asset-backed security	26	-	-	26
Total	$116,830	$41	$(1,687)	$115,184

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The following table details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at March 31, 2017 and December 31, 2016.

	March 31, 2017
			Fair Value	Unrealized	Fair Value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
Corporate bonds	$2,472	$(23)	$489	$(11)	$1,983	$(12)
Collateralized mortgage obligations GSE	1,019	(20)	1,019	(20)	-	-
State and municipal taxable	1,007	(1)	1,007	(1)	-	-
State and municipal tax-exempt	25,832	(1,079)	25,832	(1,079)	-	-
Total	$30,330	$(1,123)	$28,347	$(1,111)	$1,983	$(12)
Available For Sale
US Government agency obligations	$27,275	$(145)	$27,275	$(145)	$-	$-
GSE mortgage-backed securities	28,997	(643)	28,997	(643)	-	-
Collateralized mortgage obligations GSE	11,409	(373)	4,615	(98)	6,794	(275)
Corporate bonds	11,268	(233)	5,827	(156)	5,441	(77)
State and municipal tax-exempt	4,954	(119)	4,954	(119)	-	-
Total	$83,903	$(1,513)	$71,668	$(1,161)	$12,235	$(352)

	December 31, 2016
			Fair Value	Unrealized	Fair Value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
Corporate bonds	$5,962	$(63)	$3,992	$(39)	$1,970	$(24)
Collateralized mortgage obligations GSE	1,104	(22)	1,104	(22)	-	-
State and municipal tax-exempt	32,690	(1,406)	32,690	(1,406)	-	-
Total	$39,756	$(1,491)	$37,786	$(1,467)	$1,970	$(24)
Available For Sale
US Government agency obligations	$27,270	$(150)	$27,270	$(150)	$-	$-
GSE mortgage-backed securities	29,145	(723)	29,145	(723)	-	-
Collateralized mortgage obligations GSE	12,116	(387)	4,868	(94)	7,248	(293)
Corporate bonds	13,031	(299)	7,593	(218)	5,438	(81)
State and municipal tax-exempt	4,956	(128)	4,956	(128)	-	-
Asset-backed security	26	-	26	-	-	-
Total	$86,544	$(1,687)	$73,858	$(1,313)	$12,686	$(374)

As of March 31, 2017, there were seventeen collateralized mortgage obligations GSE, sixteen mortgage-backed securities, six U.S. agency obligations, forty-three tax-exempt municipalities, one taxable municipality, and nine corporate bonds which were in an unrealized loss position. DNB does not intend to sell these securities and management of DNB does not expect to be required to sell any of these securities prior to a recovery of its cost basis. Management has reviewed all of these securities and believes that DNB will collect all principal and interest that is due on debt securities on a timely basis.  Management does not believe any individual unrealized loss as of March 31, 2017 represents an other-than-temporary impairment (OTTI). DNB reviews its investment portfolio on a quarterly basis judging each investment for OTTI. The OTTI analysis focuses on condition of the issuers as well as duration and severity of impairment in determining OTTI. As of March 31, 2017, the following securities were reviewed:

Collateralized mortgage obligations GSE  There are seventeen impaired securities classified as collateralized mortgage obligations, nine of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 4.54% of its book value. All of these securities were issued and insured by FNMA, FHLMC or GNMA. DNB receives monthly principal and interest payments on all of these securities on a timely basis and none of these agencies have ever defaulted on mortgage-backed principal or interest. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from March 31, 2017 levels. Management concluded that these securities were not other-than-temporarily impaired at March 31, 2017.

GSE mortgage-backed securities  There are sixteen impaired securities classified as GSE mortgage-backed securities, all of which have been impaired for less than 12 months. The largest unrealized loss of a security in this group is 3.29% of its book value. These securities were issued and insured by FNMA, FHLMC or GNMA. DNB receives monthly principal and interest payments on these securities on a timely basis and none of these have ever defaulted on mortgage-backed principal or interest. DNB anticipates a recover in the market value as the securities approach their maturity dates or if interest rates decline from March 31, 2017 levels. Management concluded that these securities were not other-than-temporarily impaired at March 31, 2017.

US Government agency obligations  There are six impaired securities classified as agencies, none of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 0.72% of its book value. All of these securities were issued and insured by FHLB, FNMA, or FHLMC. DNB has received timely interest payments on all of these securities and none of these agencies have ever defaulted on their bonds. DNB anticipates a recovery in the market value as the securities approach their maturity dates. Management concluded that these securities were not other-than-temporarily impaired at March 31, 2017.

State and municipal tax-exempt There are forty-three impaired securities in this category, which are comprised of intermediate to long-term municipal bonds, all of which have been impaired for less than 12 months. The largest unrealized loss of a security in this group is 7.93% of its book value. All of the issues carry a “BBB” or better underlying credit rating and/or have strong underlying fundamentals; included but not limited to annual financial reports, geographic location, population and debt ratios. In certain cases, options for calls reduce the effective duration and in turn, future market value fluctuations. All issues are performing and are expected to continue to perform in accordance with their respective contractual terms and conditions. There have not been disruptions of any payments associated with any of these municipal securities. These bonds are investment grade and the value decline is related to the changes in interest rates. Of the forty-three municipal securities, there are seventeen insured school districts, thirteen uninsured school districts, four insured townships, and nine uninsured townships, all of which have strong underlying ratings. Management concluded that these securities were not other-than-temporarily impaired at March 31, 2017.

State and municipal taxable There is one impaired security in this category, which has been impaired for less than 12 months. The unrealized loss of this security is 0.16% of its book value. This security is an insured township and carries an “A-” underlying credit. It is performing and is expected to continue to perform in accordance with its contractual terms and conditions. There have not been disruptions of any payments associated with this municipal security. Management concluded that this security was not other-than-temporarily impaired at March 31, 2017.

Corporate bonds There are nine impaired bonds classified as corporate bonds, four of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 4.63% of its book value. The bonds are investment grade and the value decline is related to the changes in interest rates that occurred since the time of purchase and subsequent changes in spreads affecting the market prices. All of the issues carry a "BBB+" or better underlying credit support and were evaluated on the basis on their underlying fundamentals; included but not limited to annual financial reports, rating agency reports, capital strength and debt ratios. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from March 31, 2016 levels. Management concluded that these securities were not other-than-temporarily impaired at March 31, 2017.

The amortized cost and fair value of investment securities as of March 31, 2017, by final contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid without penalties.

	Held to Maturity		Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$-	$-	$19,708	$19,689
Due after one year through five years	23,830	24,344	46,374	46,113
Due after five years through ten years	29,210	28,930	8,282	8,139
Due after ten years	15,098	14,363	37,415	36,343
Total investment securities	$68,138	$67,637	$111,779	$110,284

Gains and losses resulting from investment sales, redemptions or calls were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Gross realized gains-AFS	$-	$61
Gross realized losses-AFS	-	(30)
Net realized gain	$-	$31

At March 31, 2017 and December 31, 2016, investment securities with a carrying value of approximately $117.3 million and $116.7 million, respectively, were pledged to secure public funds, repurchase agreements and for other purposes as required by law.

NOTE 3: LOANS

The following table sets forth information concerning the composition of total loans outstanding, as of the dates indicated.

(Dollars in thousands)	March 31, 2017	December 31, 2016
Residential mortgage	$87,607	$87,581
Commercial mortgage	461,467	465,486
Commercial:
Commercial term	114,130	123,175
Commercial construction	85,185	72,755
Consumer:
Home equity	61,919	62,560
Other	6,055	5,972
Total loans	$816,363	$817,529
Less allowance for credit losses	(5,418)	(5,373)
Net loans	$810,945	$812,156

Information concerning non-accrual loans is shown in the following tables:

			Three Months Ended March 31, 2017
(Dollars in thousands)	March 31, 2017	December 31, 2016	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income
Non-accrual loans:
Residential mortgage	$1,845	$1,770	$21	$-	$21
Commercial mortgage	1,885	4,593	41	-	41
Commercial:
Commercial term	1,986	198	38	-	38
Commercial construction	1,248	1,242	45	-	45
Consumer:
Home equity	460	442	6	-	6
Other	254	256	5	-	5
Total non-accrual loans	$7,678	$8,501	$156	$-	$156
Loans 90 days past due and accruing	-	-	-	-	-
Total non-performing loans	$7,678	$8,501	$156	$-	$156

		Three Months Ended March 31, 2016
(Dollars in thousands)	March 31, 2016	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income
Non-accrual loans:
Residential mortgage	$1,781	$19	$-	$19
Commercial mortgage	1,025	20	-	20
Commercial:
Commercial term	210	3	-	3
Commercial construction	1,237	41	-	41
Consumer:
Home equity	574	16	-	16
Other	199	5	-	5
Total non-accrual loans	$5,026	$104	$-	$104
Loans 90 days past due and accruing	164	1	1	-
Total non-performing loans	$5,190	$105	$1	$104

NOTE 4: ALLOWANCE FOR CREDIT LOSSES

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a scheduled payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of March 31, 2017 and December 31, 2016.

Age Analysis of Past Due Loans Receivable

March 31, 2017
							Loans
							Receivable
	30-59	60-89	Greater			Total	> 90
	Days Past	Days Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivable	Accruing
Residential mortgage (less acquired with credit deterioration)	$1,238	$467	$555	$2,260	$85,336	$87,596	$-
Acquired residential mortgage with credit deterioration	-	-	11	11	-	11	-
Commercial mortgage (less acquired with credit deterioration)	184	227	-	411	459,923	460,334	-
Acquired commercial mortgage with credit deterioration	-	-	611	611	522	1,133	-
Commercial:
Commercial term	-	22	1,850	1,872	112,258	114,130	-
Commercial construction	-	-	1,248	1,248	83,937	85,185	-
Consumer:
Home equity	3	-	319	322	61,597	61,919	-
Other	-	-	215	215	5,840	6,055	-
Total	$1,425	$716	$4,809	$6,950	$809,413	$816,363	$-

December 31, 2016
							Loans
							Receivable
	30-59	60-89	Greater			Total	> 90
	Days Past	Days Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivable	Accruing
Residential mortgage (less acquired with credit deterioration)	$728	$374	$491	$1,593	$85,977	$87,570	$-
Acquired residential mortgage with credit deterioration	-	-	11	11	-	11	-
Commercial mortgage (less acquired with credit deterioration)	1,202	762	2,169	4,133	459,679	463,812	-
Acquired commercial mortgage with credit deterioration	389	83	673	1,145	529	1,674	-
Commercial:
Commercial term	747	377	23	1,147	122,028	123,175	-
Commercial construction	112	-	1,242	1,354	71,401	72,755	-
Consumer:
Home equity	263	-	300	563	61,997	62,560	-
Other	27	65	151	243	5,729	5,972	-
Total	$3,468	$1,661	$5,060	$10,189	$807,340	$817,529	$-

DNB had $11,000 of residential mortgage loans in the process of foreclosure and $170,000 of residential mortgage loans in other real estate owned as of March 31, 2017. DNB had no residential mortgage loans in the process of foreclosure and $170,000 of residential mortgage loans in other real estate owned as of December 31, 2016.

The following tables summarize information in regards to impaired loans by loan portfolio class as of and for the three months ended March 31, 2017 and 2016 and as of December 31, 2016.

Impaired Loans

	March 31, 2017			December 31, 2016
	Recorded	Unpaid	Related	Recorded	Unpaid	Related
	Investment	Principal	Allowance	Investment	Principal	Allowance
(Dollars in thousands)		Balance			Balance
With no related allowance recorded:
Residential mortgage	$1,624	$1,925	$-	$653	$680	$-
Acquired residential mortgage with credit deterioration	11	11	-	11	11
Commercial mortgage	752	973	-	2,919	3,330	-
Acquired commercial mortgage with credit deterioration	1,133	1,145	-	1,674	1,680
Commercial:
Commercial term	873	875	-	22	24	-
Commercial construction	1,248	3,634	-	795	795	-
Consumer:
Home equity	607	635	-	544	595	-
Other	112	112	-	114	122	-
Total	$6,360	$9,310	$-	$6,732	$7,237	$-
With allowance recorded:
Residential mortgage	210	210	39	1,107	1,368	143
Commercial:
Commercial term	1,113	1,136	203	176	196	97
Commercial construction	-	-	-	447	2,833	89
Consumer:
Other	142	142	5	142	142	5
Total	$1,465	$1,488	$247	$1,872	$4,539	$334
Total:
Residential mortgage	1,834	2,135	39	1,760	2,048	143
Acquired residential mortgage with credit deterioration	11	11	-	11	11	-
Commercial mortgage	752	973	-	2,919	3,330	-
Acquired commercial mortgage with credit deterioration	1,133	1,145	-	1,674	1,680	-
Commercial:
Commercial term	1,986	2,011	203	198	220	97
Commercial construction	1,248	3,634	-	1,242	3,628	89
Consumer:
Home equity	607	635	-	544	595	-
Other	254	254	5	256	264	5
Total	$7,825	$10,798	$247	$8,604	$11,776	$334

	Three Months Ended		Three Months Ended
	March 31, 2017		March 31, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Residential mortgage	$1,139	$-	$1,629	$-
Acquired residential mortgage with credit deterioration	11		-	-
Commercial mortgage	1,836	-	1,103	-
Acquired commercial mortgage with credit deterioration	1,404		-	-
Commercial:
Commercial term	448	-	12	-
Commercial construction	1,022	-	965	-
Consumer:
Home equity	576	2	684	1
Other	113	-	87	-
Total	$6,549	$2	$4,480	$1
With allowance recorded:
Residential mortgage	659	-	72	-
Commercial:
Commercial term	645	-	193	-
Commercial construction	224	-	224	-
Consumer:
Other	142	-	107	-
Total	$1,670	$-	$596	$-
Total:
Residential mortgage	1,798	-	1,701	-
Acquired residential mortgage with credit deterioration	11	-	-	-
Commercial mortgage	1,836	-	1,103	-
Acquired commercial mortgage with credit deterioration	1,404	-	-	-
Commercial:
Commercial term	1,093	-	205	-
Commercial construction	1,246	-	1,189	-
Consumer:
Home equity	576	2	684	1
Other	255	-	194	-
Total	$8,219	$2	$5,076	$1

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within DNB’s internal risk rating system as of March 31, 2017 and December 31, 2016.

Credit Quality Indicators

	March 31, 2017
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$85,249	$-	$2,358	$-	$87,607
Commercial mortgage	448,555	3,730	9,182	-	461,467
Commercial:
Commercial term	107,524	559	5,909	138	114,130
Commercial construction	83,824	-	1,361	-	85,185
Consumer:
Home equity	61,128	-	791	-	61,919
Other	5,801	-	254	-	6,055
Total	$792,081	$4,289	$19,855	$138	$816,363

	December 31, 2016
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$85,259	$-	$2,322	$-	$87,581
Commercial mortgage	450,124	3,763	11,599	-	465,486
Commercial:
Commercial term	116,522	591	6,062	-	123,175
Commercial construction	71,400	-	1,355	-	72,755
Consumer:
Home equity	61,782	-	778	-	62,560
Other	5,716	-	256	-	5,972
Total	$790,803	$4,354	$22,372	$-	$817,529

Troubled Debt Restructurings Loans whose terms are modified are classified as troubled debt restructurings (“TDR”) if DNB grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired. The recorded investments in troubled debt restructured loans at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017
	Pre-Modification	Post-Modification
(Dollars in thousands)	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Residential mortgage	$754	$883	$717
Consumer:
Home equity	148	148	148
Other	40	42	39
Total	$942	$1,073	$904

	December 31, 2016
	Pre-Modification	Post-Modification
(Dollars in thousands)	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Residential mortgage	$754	$883	$726
Consumer:
Home equity	148	148	148
Other	40	42	40
Total	$942	$1,073	$914

At March 31, 2017, DNB had five TDRs with recorded investment totaling $904,000,  one of which totaled $102,000, represented an accruing impaired home equity loan in compliance with the terms of the modification. The remaining $802,000 represents four loans that were nonaccrual impaired loans and resulted in collateral evaluations. As a result of the evaluations, specific reserves and charge-offs have been taken where appropriate. During the quarter ended March 31, 2017, DNB recognized partial charge-offs totaling $151,000 on two residential loans prior to their restructuring and $2,000 to one consumer installment loan after its restructuring. DNB did not recognize any charge-off on the last remaining TDR. As of March 31, 2017, there were no defaulted TDRs as all TDRs were current with respect to their associated forbearance agreements. There were no defaults on TDRs during the three months ended March 31, 2017.

At December 31, 2016, DNB had five TDRs with recorded investment totaling $914,000,  one of which totaled $102,000, represented an accruing impaired home equity loan in compliance with the terms of the modification. The remaining $812,000 represents four loans that were nonaccrual impaired loans and resulted in collateral evaluations. As a result of the evaluations, specific reserves and charge-offs have been taken where appropriate. As of December 31, 2016, DNB recognized partial charge-offs totaling $151,000 on two residential loans prior to their restructuring and $2,000 on one consumer installment loan after its restructuring. DNB did not recognize any charge-off to the last remaining TDR. As of December 31, 2016, there were no defaulted TDRs as all TDRs were current with respect to their associated forbearance agreements. There were no defaults on TDRs within twelve months of restructure during 2016.

The following tables set forth the composition of DNB’s allowance for credit losses as of March 31, 2017 and December 31, 2016, the activity for the three months ended March 31, 2017 and 2016 and as of and for the year ended December 31, 2016.

Allowance for Credit Losses and Recorded Investment in Loans Receivables

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2017	$349	$2,531	$709	$969	$-	$196	$61	$558	$5,373
Charge-offs	-	(234)	(105)	-	-	-	(10)	-	(349)
Recoveries	2	50	16	-	1	-	-	-	69
Provisions	(104)	250	154	90	(1)	-	12	(76)	325
Ending balance - March 31, 2017	$247	$2,597	$774	$1,059	$-	$196	$63	$482	$5,418
Ending balance: individually evaluated for impairment	$39	$-	$203	$-	$-	$-	$5	$-	$247
Ending balance: collectively evaluated for impairment	$208	$2,597	$571	$1,059	$-	$196	$58	$482	$5,171
Loans receivables:
Ending balance	$87,607	$461,467	$114,130	$85,185	$-	$61,919	$6,055		$816,363
Ending balance: individually evaluated for impairment	$1,834	$752	$1,986	$1,248	$-	$607	$254		$6,681
Ending balance: acquired with credit deterioration	$11	$1,133	$-	$-	$-	$-	$-		$1,144
Ending balance: collectively evaluated for impairment	$85,762	$459,582	$112,144	$83,937	$-	$61,312	$5,801		$808,538
Reserve for unfunded loan commitments included in other liabilities	$-	$10	$147	$202	$-	$17	$-		$376

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2016	$216	$2,375	$989	$569	$-	$195	$64	$527	$4,935
Charge-offs	(84)	-	(13)	-	-	-	-	-	(97)
Recoveries	1	-	1	1	1	-	-	-	4
Provisions	87	1	(29)	195	(1)	(7)	3	81	330
Ending balance - March 31, 2016	$220	$2,376	$948	$765	$-	$188	$67	$608	$5,172
Reserve for unfunded loan commitments included in other liabilities	$-	$3	$115	$55	$-	$13	$-		$186

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Ending balance - December 31, 2016	$349	$2,531	$709	$969	$-	$196	$61	$558	$5,373
Ending balance: individually evaluated for impairment	$143	$-	$97	$89	$-	$-	$5	$-	$334
Ending balance: collectively evaluated for impairment	$206	$2,531	$612	$880	$-	$196	$56	$558	$5,039
Loans receivables:
Ending balance	$87,581	$465,486	$123,175	$72,755	$-	$62,560	$5,972		$817,529
Ending balance: individually evaluated for impairment	$1,760	$2,919	$198	$1,242	$-	$544	$256		$6,919
Ending balance: acquired with credit deterioration	$11	$1,674	$-	$-	$-	$-	$-		$1,685
Ending balance: collectively evaluated for impairment	$85,810	$460,893	$122,977	$71,513	$-	$62,016	$5,716		$808,925
Reserve for unfunded loan commitments included in other liabilities	$-	$4	$135	$190	$-	$16	$-		$345

NOTE 5: EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the treasury stock method and reflects the potential dilution that could occur from the exercise of stock options, and warrants and the amortized portion of unvested stock awards. Stock options and unvested stock awards for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. Treasury shares are not deemed outstanding for calculations. There were no outstanding stock warrants, no anti-dilutive stock options outstanding, and no anti-dilutive stock awards outstanding at March 31, 2017 or 2016. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2017
(In thousands, except per-share data)	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$2,441	4,247	$0.57
Effect of potential dilutive common stock equivalents – stock options and restricted shares	-	27	-
Diluted EPS
Income available to common stockholders after assumed conversions	$2,441	4,274	$0.57

	Three Months Ended
	March 31, 2016
(In thousands, except per-share data)	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$1,556	2,833	$0.55
Effect of potential dilutive common stock equivalents – stock options and restricted shares	-	36	(0.01)
Diluted EPS
Income available to common stockholders after assumed conversions	$1,556	2,869	$0.54

NOTE 6: ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders' equity are as follows:

Accumulated Other Comprehensive Loss	Before-Tax	Tax	Net-of-Tax
(Dollars in thousands)	Amount	Effect	Amount
March 31, 2017
Net unrealized loss on AFS securities	$(1,495)	$509	$(986)
Discount on AFS to HTM reclassification	(7)	2	(5)
Unrealized actuarial losses-pension	(1,792)	609	(1,183)
	$(3,294)	$1,120	$(2,174)
December 31, 2016
Net unrealized loss on AFS securities	$(1,646)	$560	$(1,086)
Discount on AFS to HTM reclassification	(8)	3	(5)
Unrealized actuarial losses-pension	(1,792)	609	(1,183)
	$(3,446)	$1,172	$(2,274)

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

Repurchase Agreements Accounted for as Secured Borrowings

Repurchase agreements accounted for as secured borrowings are shown in the following table.

(Dollars in thousands)	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
March 31, 2017
Repurchase agreements and repurchase-to-maturity transactions	$11,474	$-	$-	$-	$11,474
Gross amount of recognized liabilities for repurchase agreements
in statement of condition	$11,474				$11,474
December 31, 2016
Repurchase agreements and repurchase-to-maturity transactions	$11,889	$-	$-	$-	$11,889
Gross amount of recognized liabilities for repurchase agreements
in statement of condition	$11,889				$11,889

As of March 31, 2017 and December 31, 2016, DNB had $11.5 million and $11.9 million of repurchase agreements, respectively. In conjunction with these repurchase agreements, $11.7 million and $12.1 million of state and municipal securities were sold on an overnight basis as of March 31, 2017 and December 31, 2016, respectively, which represents 102% of the repurchase agreement amounts.

NOTE 8: STOCK-BASED COMPENSATION

Stock Option Plan

DNB has a Stock Option Plan for employees and directors. Under the plan, options (both qualified and non-qualified) to purchase a maximum of 793,368 (as adjusted for subsequent stock dividends) shares of DNB’s common stock could be issued to employees and directors. Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years. Vesting of options under the plan is determined by the Plan Committee. There were 354,090 shares available for grant at March 31, 2017. All options are immediately exercisable. During the three months ended March 31, 2017 and 2016, DNB had no expenses related to the plan. DNB has no anticipated additional expense related to the plan. Stock option activity is indicated below.

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2017	49,700	$9.18
Issued	-	-
Exercised	13,700	7.42
Forfeited	-	-
Expired	-	-
Outstanding March 31, 2017	36,000	$9.85

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2016	64,500	$8.67
Issued	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding March 31, 2016	64,500	$8.67

The weighted-average price and weighted average remaining contractual life for the outstanding options are listed in the following table for the dates indicated.

March 31, 2017
Range of			Weighted Average
Exercise	Number	Number	Exercise	Remaining	Intrinsic
Prices	Outstanding	Exercisable	Price	Contractual Life	Value
$6.93-10.99	36,000	36,000	$9.85	1.48 years	$869,000

December 31, 2016
Range of			Weighted Average
Exercise	Number	Number	Exercise	Remaining	Intrinsic
Prices	Outstanding	Exercisable	Price	Contractual Life	Value
$6.93-10.99	49,700	49,700	$9.18	1.40 years	$955,000

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

Share awards granted by the Plan were recorded at the date of award based on the market value of shares.  Awards are being amortized to expense over a three or four year cliff-vesting period. DNB records compensation expense equal to the value of the shares being amortized. For the three month period ended March 31, 2017, $107,000 was amortized to expense. For the three month period ended March 31, 2016, $660,000 was amortized to expense.

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

As of March 31, 2017, there was approximately $907,000 in additional compensation that will be recognized over the remaining service period of approximately 1.99 years. At March 31, 2017,  64,929 shares were reserved for future grants under the Plan.

During the three months ended March 31, 2016, the shares awarded from the vesting resulted in an increase in shares outstanding of 18,079. There was a cash equivalent of 15,621 shares used to pay all applicable taxes on the transactions.  There were no such transactions during the three months ended March 31, 2017. Stock grant activity is indicated below:

		Weighted Average
	Shares	Stock Price
Non-vested stock awards—January 1, 2017	55,775	$25.63
Granted	-	-
Forfeited	-	-
Vested	-	-
Non-vested stock awards—March 31, 2017	55,775	$25.63

		Weighted Average
	Shares	Stock Price
Non-vested stock awards—January 1, 2016	77,255	$22.71
Granted	3,000	28.75
Forfeited	-	-
Vested	33,700	23.66
Non-vested stock awards—March 31, 2016	46,555	$22.42

NOTE 9:  INCOME TAXES

As of March 31, 2017, DNB had no material unrecognized tax benefits or accrued interest and penalties. It is DNB’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.  Federal and state tax years 2013 through 2016 were open for examination as of March 31, 2017.

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

The following table summarizes the assets at March 31, 2017 and December 31, 2016 that are recognized on DNB’s statement of financial condition using fair value measurement determined based on the differing levels of input:

	March 31, 2017

(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities:
US Government agency obligations	$-	$49,284	$-	$49,284
GSE mortgage-backed securities	-	28,997	-	28,997
Collateralized mortgage obligations GSE	-	11,822	-	11,822
Corporate bonds	-	15,201	-	15,201
State and municipal tax-exempt	-	4,954	-	4,954
Asset-backed security	-	26	-	26
Total	$-	$110,284	$-	$110,284

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$1,218	$1,218
Total	$-	$-	$1,218	$1,218

	December 31, 2016

(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities:
US Government agency obligations	$-	$52,309	$-	$52,309
GSE mortgage-backed securities	-	30,140	-	30,140
Collateralized mortgage obligations GSE	-	12,573	-	12,573
Corporate bonds	-	15,180	-	15,180
State and municipal tax-exempt	-	4,956	-	4,956
Asset-backed security	-	26	-	26
Total	$-	$115,184	$-	$115,184

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$1,538	$1,538
OREO and other repossessed property	-	-	2,485	2,485
Total	$-	$-	$4,023	$4,023

The following table presents additional information about assets measured at fair value on a nonrecurring basis and for which DNB has utilized Level 3 inputs to determine fair value:

March 31, 2017
Quantitative Information about Level 3 Fair Value Measurement

	Fair Value	Valuation		Range
(Dollars in thousands)	Estimate	Techniques	Unobservable Input	(Weighted Average)
Impaired loans - Residential mortgage	$171	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loans - Commercial term	910	Appraisal of	Appraisal adj. (2)	0%	to	-50%	(-11%)
		collateral (1)	Disposal costs (2)	8%	to	10%	(-10%)
Impaired loans - Consumer other	137	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loan total	$1,218
(1)
(2)

December 31, 2016
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

Impaired loans.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $7.8 million at March 31, 2017. Of this, $1.5 million had specific valuation allowances of $247,000, leaving a fair value of $1.2 million as of March 31, 2017.  One of these impaired loans that has a specific valuation allowance, with a value of  $171,000, was partially charged down by $57,000, leaving $114,000 at fair value as of March 31, 2017, which is already included in the $1.2 million fair value previously referenced.  DNB did not have any partial charge-offs to impaired loans that didn’t already have a specific reserve during the three months ended March 31, 2017. Impaired loans had a carrying amount of $8.6 million at December 31, 2016. Of this, $1.9 million had specific valuation allowances of $334,000, leaving a fair value of $1.5 million at December 31, 2016. DNB did not have any impaired loans that were partially charged down during the year ended December 31, 2016.

Other Real Estate Owned & other repossessed property.  Other real estate owned (“OREO”) consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets are classified as OREO and other repossessed property are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. DNB had $5.0 million of such assets at March 31, 2017, $4.8 million of which was OREO and $191,000 was in other repossessed property. DNB had $2.8 million of such assets at December 31, 2016, which consisted of $2.6 million in OREO and $191,000 in other repossessed property. Subsequent to the repossession of these assets, DNB did not write down the carrying values of OREO during the three month period ended March 31, 2017.  DNB did not write down the carrying values of OREO during the three month period ended March 31, 2016.

DNB's policy is to recognize transfer between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Level 1 and 2 for the three months ended March 31, 2017.

Below is management’s estimate of the fair value of all financial instruments, whether carried at cost or fair value on the Company’s consolidated balance sheet. The carrying amounts and fair values of financial instruments at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$44,068	$44,068	$44,068	$-	$-
AFS investment securities	110,284	110,284	-	110,284	-
HTM investment securities	68,138	67,637	-	65,637	2,000
Restricted stock	5,400	5,400	-	5,400	-
Loans, net of allowance, including impaired	810,945	793,783	-	-	793,783
Accrued interest receivable	3,590	3,590	-	3,590	-
Financial liabilities
Deposits:
Non-interest-bearing deposits	176,199	176,199	-	176,199	-
Interest-bearing deposits	524,189	524,189	-	524,189	-
Time deposits	177,335	176,820	-	176,820	-
Brokered deposits	28,045	27,743	-	27,743	-
Repurchase agreements	11,474	11,474	-	11,474	-
FHLBP advances	50,972	50,925	-	50,925	-
Junior subordinated debentures and other borrowings	9,279	8,814	-	8,814	-
Subordinated debt	9,750	10,601	-	10,601	-
Accrued interest payable	491	491	-	491	-
Off-balance sheet instruments	-	-	-	-	-

	December 31, 2016

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$22,103	$22,103	$22,103	$-	$-
AFS investment securities	115,184	115,184	-	115,184	-
HTM investment securities	67,022	66,124	-	64,124	2,000
Restricted stock	5,381	5,381	-	5,381	-
Loans, net of allowance, including impaired	812,156	792,190	-	-	792,190
Accrued interest receivable	3,567	3,567	-	3,567	-
Financial liabilities
Deposits:
Non-interest-bearing deposits	173,467	173,467	-	173,467	-
Interest-bearing deposits	495,178	495,178	-	495,178	-
Time deposits	187,256	186,012	-	186,012	-
Brokered deposits	29,286	28,873	-	28,873	-
Repurchase agreements	11,889	11,889	-	11,889	-
FHLBP advances	55,332	54,734	-	54,734	-
Junior subordinated debentures and other borrowings	9,279	8,637	-	8,637	-
Subordinated debt	9,750	10,493	-	10,493	-
Accrued interest payable	534	534	-	534	-
Off-balance sheet instruments	-	-	-	-	-

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

Deposits The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate money market accounts, savings accounts, and interest checking accounts approximate their fair values at the reporting date. Fair values for fixed-rate CDs and brokered deposits (all of which are CDs) are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits. Of the $28.0 million in brokered deposits, $12.2 million matures in 2017, $4.0 million matures in 2018, $1.5 million matures in 2019, $5.3 million matures in 2020, and $5.0 million matures in 2021.

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

Off-balance-sheet Instruments (Disclosed at Cost)  Off-balance-sheet instruments are primarily comprised of loan commitments, which are generally priced at market at the time of funding. Fees on commitments to extend credit and stand-by letters of credit are deemed to be immaterial and these instruments are expected to be settled at face value or expire unused. It is impractical to assign any fair value to these instruments. At March 31, 2017, un-funded loan commitments totaled $191.8 million and stand-by letters of credit totaled $3.0 million. At December 31, 2016, un-funded loan commitments totaled $185.8 million and stand-by letters of credit totaled $2.8 million.

NOTE 11:  STOCKHOLDERS’ EQUITY

In July 2013, the Board of Governors of the Federal Reserve approved the Basel III interim final rule (Basel III), which is intended to strengthen the quality and increase the required level of regulatory capital for a more stable and resilient banking system. The changes include (1) a new regulatory capital measure, Common Equity Tier 1 (CET1), which is limited to capital elements of the highest quality, (2) a new definition and increase of tier 1 capital which is now comprised of CET1 and Additional Tier 1, (3) changes in calculation of some risk-weighted assets and off-balance sheet exposure, and (4) a capital conservation buffer that will limit capital distributions, stock redemptions, and certain discretionary bonus payments if the institution does not maintain capital in excess of the minimum capital requirements. These new capital rules took effect for our Bank on January 1, 2015.

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

Strategic Plan Update.  Net income was $2.4 million or $0.57 per diluted share, for the quarter ended March 31, 2017, compared with $1.6 million, or $0.54 per diluted share for the same quarter last year. The net interest margin for the quarter ended March 31, 2017 was 3.67%, compared to 3.15% for the same period in 2016. This increase is primarily due to the acquisition of East River Bank, and includes purchase accounting fair value adjustments. The composite cost of funds for the quarter ended March 31, 2017 was 0.53%, compared to 0.38% for the same period in 2016. The increase in the composite cost of funds was due largely to the acquisition of East River Bank in the fourth quarter of 2016, coupled with a 25 basis points increase in the federal funds rate, which has impacted the rates DNB pays on the majority of non-maturity deposit accounts. The allowance for credit losses at March 31, 2017 was $5.4 million compared to $5.4  million at December 31, 2016. The allowance as a percentage of total loans and leases was 0.66% at March 31, 2017, compared to 0.66% at December 31, 2016. The level of non-performing loans to total loans decreased to 0.94% as of March 31, 2017, as compared to 1.04% at December 31, 2016.

DNB’s most significant revenue source continues to be net interest income, defined as total interest income less total interest expense, which accounted for approximately 88% of total revenue during the first quarter of 2017. To produce net interest income and consistent earnings growth over the long-term, DNB must generate loan and deposit growth at acceptable economic spreads within its market area. To generate and grow loans and deposits, DNB must focus on a number of areas including, but not limited to, the economy, branch expansion, sales practices, customer satisfaction and retention, competition, customer behavior, technology, product innovation and credit performance of its customers.

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

MATERIAL CHALLENGES, RISKS AND OPPORTUNITIES

The following is a summary of material challenges, risks and opportunities DNB has faced during the three month period ended March 31, 2017:

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

The objective of DNB’s asset/liability management function is to maintain consistent growth in net interest income within DNB’s policy limits. This objective is accomplished through the management of liquidity and interest rate risk, as well as customer offerings of various loan and deposit products. DNB maintains adequate liquidity to meet daily funding requirements, anticipated deposit withdrawals, or asset opportunities in a timely manner. Liquidity is also necessary to meet obligations during unusual, extraordinary or adverse operating circumstances, while avoiding a significant loss or cost. DNB’s foundation for liquidity is a stable deposit base as well as a marketable investment portfolio that provides cash flow through regular maturities or that can be used for collateral to secure funding in an emergency. As part of its liquidity management, DNB maintains assets, which comprise its primary liquidity (Federal funds sold, investments and cash and due from banks, less the amount of securities required to be pledged for certain liabilities).

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

In addition to deposit insurance assessments, banks are subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The FDIC sets the Financing Corporation assessment rate every quarter. The current annual Financing Corporation assessment rate is 54 basis points on the deposit insurance assessment base, as defined above, which we anticipate will result in an aggregate estimated FICO assessment payment by the Bank of $53,000 in 2017.

Material Trends and Uncertainties.

DNB reported net income available to common stockholders of $2.4 million, or $0.57 per diluted share, for the quarter ending March 31, 2017, compared with $1.6 million, or $0.54 per diluted share, for the same quarter, last year.

There are many aspects of the economy and the Federal Reserve’s monetary policy that hinder DNB’s ability to grow revenues and net income. One of the most significant factors is that the global and U.S. economies have experienced reduced business activity as a result of disruptions in the financial system during the past nine years. The United States, Europe, China and many other countries across the globe are struggling with too much debt and weaker streams of revenues as a result of recessionary pressures, falling oil prices and high unemployment. Overall economic growth continues to be slow at a time when national and regional unemployment rates have improved, however labor participation rates remain at historically low levels. The risks associated with our business remain acute in periods of slow economic growth. While we are continuing to take steps to decrease and limit our exposure to problem loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.

Aggregate business activity in the Third District continued at a modest pace during the March 1, 2017 Beige Book reporting period. Notable shifts in activity included manufacturing and homebuilding, which improved to a moderate pace of growth. Four sectors: non-auto consumer spending, lending, nonresidential construction and leasing, were essentially unchanged, after growing at a modest pace in the January 18, 2017 Beige Book period. Existing home sales appeared to have declined. According to most of the Federal Reserve Bank’s contacts, employment, wages, and prices continued to grow at a modest pace. Expectations for firm growth have risen recently; however, the anticipated pace of growth over the next six months remains moderate on average.

Overall, Third District homebuilders continued to note the greatest price pressures for their inputs, especially for subcontracted labor. Overall, the sales prices of existing homes decreased slightly, although this varies across markets and price categories.

Third District financial firms reported little or no change in overall loan volumes, after posting modest increases during the January 18, 2017 Beige Book period. This excludes the typically large seasonal decrease observed in credit card volumes, which follows the annual holiday season. Consumer lending (other than for credit cards and autos) was the only loan category to grow significantly during the period. Commercial real estate loan volume grew a bit, but less so than the same period last year. Home equity loans and auto loans decreased slightly, while volumes of home mortgages and of commercial and industrial loans were mostly unchanged. Most of the Federal Reserve’s contacts continued to note the increased optimism of Wall Street investors and larger Main Street businesses but also noted increased uncertainty, especially for consumers and small businesses. In general, the Federal Reserve’s banking contacts continued to express cautious optimism for slow, steady growth.

Third District manufacturers reported increased activity over the January 18, 2017 Beige Book period, suggesting moderate growth overall.  The Federal Reserve’s contacts reported that new orders picked up to a moderate pace of growth, while shipments continued at a modest pace. Overall, gains in activity were indicated by most major sectors, including the makers of lumber products, paper products, chemicals, primary and fabricated metal products, industrial machinery, and electronic products. More than half of the Federal Reserve’s  manufacturing contacts were optimistic that orders, shipments, and general activity would grow over the next six months, similar to the January 18, 2017 Beige Book period. About one-third of the contacts expressed expectations for increased capital expenditures, although this was a bit lower than the January 18, 2017 Beige Book period.

Although DNB’s earnings have been impacted by the general economic conditions, the impact has not been as severe as it has been in many parts of the nation, largely due to a relatively healthier economic climate in the Third Federal Reserve District. DNB’s franchise spans Chester, Philadelphia and Delaware counties in southeastern Pennsylvania and the majority of the loan and deposits relationships are with businesses and individuals within the Third Federal Reserve District.

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

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Consolidated Statements of Financial Condition, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Amounts subject to significant estimates are items such as the allowance for credit losses and lending related commitments, the fair value of repossessed assets, pension and post-retirement obligations, the fair value of financial instruments, other-than-temporary impairments of investment securities, the valuation of assets acquired and liabilities assumed in business combinations, and the valuations of goodwill for impairment. Among other effects, such changes could result in future impairments of investment securities, and establishment of allowances for credit losses and lending related commitments as well as increased benefit plans’ expenses.  The comparability of the results of operations for the quarters ended March 31, 2017 compared to March 31, 2016, in general, have been impacted by the acquisition of ERB on October 1, 2016.  The assets and liabilities of ERB were recorded on the consolidated balance sheet at their established fair value as of October 1, 2016, and their results of operations have been included in the consolidated income statement since that date

The notes to DNB's most recent Consolidated Financial Statements as set forth in DNB's Annual Report 10-K identify other significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of DNB and its results of operations.

FINANCIAL CONDITION

DNB's total assets were $1.09 billion at March 31, 2017, compared to $1.07 billion at December 31, 2016.  The $19.2 million increase in total assets was primarily attributable to a $22.0 million increase in cash and cash equivalents, a $2.2 million increase in other real estate owned and other repossessed property, offset by a $3.8 million decrease in investment securities and a $1.3 million decrease in net loans.

Investment Securities. Investment securities, including restricted stock, at March 31, 2017 were $183.8 million, compared to $187.6 million at December 31, 2016. The $3.8 million decrease in investment securities and restricted stock was primarily due to $5.2 million in sales, principal pay-downs, calls and maturities, offset by $1.4 million in purchases of investment securities.

Gross Loans. DNB’s loans decreased  $1.2 million to $816.4 million at March 31, 2017, compared to $817.5 million at December 31, 2016. Total commercial loans decreased  $634,000, consumer loans decreased  $558,000, while residential loans increased $26,000.

Deposits. Deposits were $905.8 million at March 31, 2017, compared to $885.2 million at December 31, 2016.  Deposits increased $20.6 million or 2.33% during the three-month period ended March 31, 2017. Core deposits, which are comprised of demand, NOW, money markets and savings accounts, increased by $31.7 million, while time deposits decreased by $9.9 million and brokered deposits decreased by $1.2 million.

Borrowings. Borrowings were $81.9 million at March 31, 2017, compared to $86.7 million at December 31, 2016.  The decrease of $4.8 million or 5.5% was primarily due to a $4.4 million decrease in FHLBP advances and a $415,000 decrease in repurchase agreements.

Stockholders’ Equity. Stockholders' equity was $97.3 million at March 31, 2017, compared to $94.8 million at December 31, 2016. The increase in stockholders’ equity was primarily a result of year-to-date earnings of $2.4 million,  sales of treasury shares totaling $122,000, tax benefit for restricted stock vest of $110,000, restricted stock compensation expense of $107,000, and $100,000 of other comprehensive income. These additions to stockholders’ equity were partially offset by taxes on share award vesting of $135,000 and $297,000 of dividends paid on DNB’s common stock.

RESULTS OF OPERATIONS

SUMMARY

Net income for the three month period ended March 31, 2017 was $2.4 million compared to $1.6 million for the same period in 2016.  The comparability of the results of operations for the three month period ended March 31, 2017 compared to the same period in 2016, in general, have been impacted by the acquisition of ERB on October 1, 2016.  Diluted earnings per share for the three month period ended March 31, 2017 were $0.57 compared to $0.54  for the same period in 2016. The $885,000 increase in net income in the first quarter of 2017 compared to the first quarter of 2016 was primarily attributable to a $3.8 million increase in net interest income after provision (primarily due to interest and fees on loans), offset by a $547,000 increase in income tax expense, a $1.0 million decrease in non-interest income (primarily due to significantly higher gains on insurance proceeds in 2016), and a $1.3 million increase in non-interest expense (primarily due to salary and employee benefits).

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

Net interest income for the three month period ended March 31, 2017 was $9.2 million, compared to $5.5 million for the same period in 2016. Interest income for the three month period ended March 31, 2017 was $10.5 million, compared to $6.1 million for the same period in 2016.  The $4.4 million increase was primarily due to a 68.7% rise in total average loans and a 0.52% increase in the net interest margin to 3.67% for the three month period ended March 31, 2017, compared to 3.15% for the same period in 2016. The main driver for the increase in both volume and rate was the East River Bank (“ERB”) acquisition, which took place October 1, 2016. For the three month period ended March 31, 2017, the weighted average yield on total interest-earning assets was 4.16%, which included purchase accounting adjustments of $611,000.  Interest expense for the three month period ended March 31, 2017 was $1.3 million, compared to $650,000 for the same period in 2016. The composite cost of funds for the three month period ended March 31, 2017 was 0.53%, compared to 0.38% for the same period in 2016.

Interest on loans was $9.5 million for the three month period ended March 31, 2017, compared to $5.1 million for the same period in 2016. The average balance of loans was $815.0 million with an average yield of 4.71% for the first quarter of 2017, compared to $483.1 million with an average yield of 4.24% for the same period in 2016.  The increases in average balance and average yield were attributable to the acquisition of ERB effective October 1, 2016.

Interest and dividends on investment securities was $939,000 for the three month period ended March 31, 2017, compared to $1.0 million for the same period in 2016. The average balance of investment securities was $187.2 million with a tax equivalent average yield of 2.26% for the first quarter of 2017, compared to $210.5 million with a tax equivalent average yield of 2.20% for the same period in 2016.

Interest on deposits was $877,000 for the three month period ended March 31, 2017, compared to $343,000 for the same period in 2016. The average balance of deposits was $883.4 million with an average rate of 0.40% for the first quarter of 2017, compared to $615.1 million with an average rate of 0.22% for the same period in 2016.  The increases in average balance and average rate were attributable to the acquisition of ERB on October 1, 2016, coupled with a 25 basis points increase in the federal funds rate, which has impacted the rates DNB pays on the majority of non-maturity deposit accounts.

Interest on borrowings was $385,000 for the three month period ended March 31, 2017, compared to $307,000 for the same period in 2016. The average balance of borrowings was $87.8 million with an average rate of 1.77% for the first quarter of 2017, compared to $66.7 million with an average rate of 1.85% for the same period in 2016.

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

This analysis is intended to assess the potential for loss within the loan portfolio and to substantiate the adequacy of the allowance. Should the analysis indicate that the allowance is not adequate, management will recommend a provision expense be made in an amount equal to the shortfall derived. In establishing and reviewing the allowance for adequacy, emphasis has been placed on utilizing the methodology prescribed in OCC Bulletin 2006-47. Management believes that the following factors create a comprehensive system of controls in which management can monitor the quality of the loan portfolio. Consideration has been given to the following factors and variables which may influence the risk of loss within the loan portfolio:

•	Changes in the nature and volume of the portfolio and in the terms of loans;
•	Changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans;
•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations;
•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses;
•	Changes in the experience, ability, and depth of lending management and other relevant staff;
•	Changes in Loan Review Methodology and Degree of Oversight by Bank’s Board of Directors;

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

There was a $325,000 provision made during the three months ended March 31, 2017, compared to $330,000 for the same period in 2016. DNB’s percentage of allowance for credit losses to total loans was 0.66%  at March 31, 2017 compared to 0.66% and 1.06% at December 31, 2016 and March 31, 2016, respectively. The decline in this ratio from 1.06% at March 31, 2016 to 0.66% at March 31, 2017 was primarily due to the acquisition of ERB. Loans acquired in connection with the purchase of ERB have been recorded at fair value, in accordance with GAAP, and are based on an initial estimate of the expected cash flows, including a reduction for estimated credit losses, and without carryover of the respective portfolio’s historical allowance for credit losses. DNB will continually evaluate the loans acquired from ERB for additional impairment as part of our normal allowance review process. Net charge-offs were $280,000, $292,000, and $93,000 during the three months ended March 31, 2017, year ended December 31, 2016, and three months ended March 31, 2016,  respectively. The percentage of net charge-offs to total average loans were 0.03%, 0.05%, and 0.02% for those same respective periods. Management believes that the allowance for credit losses is adequate, but continues to monitor it along with other performance metrics including those ratios related to non-performing loans. Management is not aware of any potential problem loans, which were accruing and current at March 31, 2017, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to DNB. Non-performing loans decreased  $823,000 during the three month period ended March 31, 2017.  The ratio of the allowance for credit losses as a percentage of loans reflects management’s estimate of the level of inherent losses in the portfolio, which has been impacted by a slow economy, a weakened housing market and deterioration in income-producing properties.

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

As of March 31, 2017, DNB had $12.7 million of non-performing assets, which included $7.7 million of non-performing loans and $5.0 million of OREO and other repossessed assets. This compares to $11.3 million of non-performing assets at December 31, 2016 which included $8.5 million of non-performing loans and $2.8 million of OREO and other repossessed assets. Loans are reviewed for impairment in accordance with FASB ASC 310-10-35. Impaired loans can either be secured or unsecured, not including large groups of smaller balance loans that are collectively evaluated. Impairment is measured by the difference between the loan amount and the present value of the future cash flow discounted at the loan’s effective interest rate. Management measures loans for impairment by using the fair value of collateral for collateral dependent loans. In general, management reduces the amount of the appraisal by the estimated cost of acquisition and disposition of the underlying collateral and compares that adjusted value with DNB’s carrying value. DNB establishes a specific valuation allowance on impaired loans that have a collateral shortfall and/or cashflow shortfalls, including estimated costs to sell in comparison to the carrying value of the loan. Of the $7.8 million of impaired loans ($7.7 million of non-performing loans and $147,000 of performing TDRs) at March 31, 2017, $1.5 million had valuation allowances of $247,000 and $6.4 million had no specific allowance. Of the $8.6 million of impaired loans at December 31, 2016, $1.9 million had valuation allowances of $334,000 and $6.7 million had no specific allowance. For those impaired loans that management determined that no specific valuation allowance was necessary, management has reviewed the present value of the future cash flows or the appraisal for each loan and determined that there is no shortfall in the collateral. During the quarter ended March 31, 2017, DNB recognized $349,000 in total charge-offs, $330,000 of which related to impaired loans. An impaired loan may not represent an expected loss.

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

Analysis of Allowance for Credit Losses

(Dollars in thousands)

	Three Months Ended	Year Ended	Three Months Ended
	March 31, 2017	December 31, 2016	March 31, 2016
Beginning balance	$5,373	$4,935	$4,935
Provisions	325	730	330
Loans charged off:
Residential mortgage	-	(206)	(84)
Commercial mortgage	(234)	(39)	-
Commercial:
Commercial term	(105)	(45)	(13)
Commercial construction	-	-	-
Lease financing	-	-	-
Consumer:
Home equity	-	-	-
Other	(10)	(21)	-
Total charged off	(349)	(311)	(97)
Recoveries:
Residential mortgage	2	13	1
Commercial mortgage	50	-	-
Commercial:
Commercial term	16	1	1
Commercial construction	-	1	1
Lease financing	1	3	1
Consumer:
Home Equity	-	-	-
Other	-	1	-
Total recoveries	69	19	4
Ending balance	$5,418	$5,373	$5,172

The following table sets forth the composition of DNB’s allowance for credit losses for the dates indicated.

Composition of Allowance for Credit Losses

(Dollars in thousands)

	March 31, 2017		December 31, 2016		March 31, 2016
		Percent of		Percent of		Percent of
		Loan Type		Loan Type		Loan Type
		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans
Residential mortgage	$247	11%	$349	11%	$220	6%
Commercial mortgage	2,597	57	2,531	57	2,376	56
Commercial:
Commercial term	774	14	709	15	948	22
Commercial construction	1,059	10	969	9	765	5
Consumer:
Home equity	196	7	196	7	188	10
Other	63	1	61	1	67	1
Unallocated	482	-	558	-	608	-
Total	$5,418	100%	$5,373	100%	$5,172	100%
Reserve for unfunded loan commitments	$376		$345		$186

NON-INTEREST INCOME

Non-interest income includes service charges on deposit products; fees received in connection with the sale of non-depository products and services, including fiduciary and investment advisory services offered through DNB First Investment Management and Trust; securities brokerage products and services and insurance products and services offered through DNB Investments & Insurance; and other sources of income such as increases in the cash surrender value of Bank Owned Life Insurance (“BOLI”), net gains on sales of investment securities, mortgage loans, SBA loans and OREO properties. In addition, DNB receives fees for cash management, mortgage banking, remote capture, merchant services, debit cards, safe deposit box rentals and similar activities.

Non-interest income for the three month period ended March 31, 2017 was $1.3 million, compared to $2.3 million for the same period in 2016. The $1.0 million decrease during the three months ended March 31, 2017 was mainly attributable to decreases of $1.1 million in gains on insurance proceeds (DNB received $1.15 million in gains on insurance proceeds in 2016 as a result of a fire at our West Chester offices that occurred during the second quarter of 2015), $39,000 in gains on sale of loans, $31,000 in gains on sale of investments, and $23,000 in wealth management. These decreases were offset by increases of $80,000 in other fees (mostly servicing fee income) and $56,000 in service charges on deposits (mostly NSF fees and business analysis charges).

NON-INTEREST EXPENSE

Non-interest expense for the three month period ended March 31, 2017 was $6.7 million, compared to $5.4 million for the same period in 2016. During the three months ended March 31, 2017, total non-interest expense increased by $1.3 million.  Compared to the three month period ended March 31, 2016, the increase in non-interest expense was largely due to the addition of ERB staff, offices and equipment as well as due diligence and merger related expenses and Core deposit intangible amortization expense. The increase was primarily due to increases of $515,000 in salary and employee benefits, $276,000 in other expenses (mostly OREO expense, Visa debit charge-off expense, director’s fees, and miscellaneous expense), $251,000 in occupancy (mostly office building (“O.B.”) rental expense), $167,000 in furniture and equipment (mostly maintenance agreements and depreciation), $66,000 in FDIC insurance, $63,000 in PA shares tax, $51,000 in due diligence and merger expenses, $29,000 in telecommunications, $17,000 in printing and supplies, and $14,000 in postage. These increases were partially offset by decreases of $104,000 in professional and consulting and $17,000 in advertising and marketing.

INCOME TAXES

Income tax expense for the three month period ended March 31, 2017 was $1.0 million, compared to $480,000 for the same period in 2016. The effective tax rate for the three month period ended March 31, 2017 was 29.6% compared to 23.6%  for the same period in 2016.  The effective tax rate increased to 29.6%, primarily due to a smaller percentage of tax exempt items in relation to of our pre-tax income, quarter over quarter.  Income tax expense for each period differs from the amount determined at the statutory rate of 34.0% due to tax-exempt income on loans and investment securities, DNB's ownership of BOLI policies, and tax credits recognized on a low-income housing limited partnership.

ASSET QUALITY

DNB continues to work diligently to improve asset quality by adhering to strict underwriting standards and improving lending policies and procedures. Non-performing assets totaled $12.7 million at March 31, 2017 compared to $11.3 million at December 31, 2016 and $7.8 million at March 31, 2016. The non-performing loans to total loans ratio was 0.94% at March 31, 2017, 1.04% at December 31, 2016 and 1.06% at March 31, 2016. The non-performing assets to total assets ratio was 1.16% at March 31, 2017, 1.05% at December 31, 2016, and 1.02% at March 31, 2016. The allowance to non-performing loans ratio was 70.6% at March 31, 2017,  63.2% at December 31, 2016 and 99.7% at March 31, 2016.  These ratios have declined primarily due to the acquisition of ERB. Loans acquired in connection with the purchase of ERB have been recorded at fair value, in accordance with GAAP, and are based on an initial estimate of the expected cash flows, including a reduction for estimated credit losses, and without carryover of the respective portfolio’s historical allowance for credit losses. DNB will continually evaluate the loans acquired from ERB for additional impairment as part of our normal allowance review process. Non-performing assets have, and will continue to have, an impact on earnings; therefore management intends to continue working aggressively to reduce the level of such assets.

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

DNB’s Credit Policy Committee monitors the performance of the loan portfolio to identify potential problem assets on a timely basis. Committee members meet to design, implement and review asset recovery strategies, which serve to maximize the recovery of each troubled asset. As of March 31, 2017, DNB had $19.9 million of substandard loans. Of the $19.9 million, $11.5 million are performing and are believed to require supervision and review greater than loans rated pass or special mention; and may, depending on the economic environment and other factors, become non-performing assets in future periods. The amount of performing substandard loans at December 31, 2016 was $13.5 million. The majority of the loans are secured by commercial real estate, with lesser amounts being secured by residential real estate, inventory and receivables.

The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, and (iii) OREO as a result of foreclosure or voluntary transfer to DNB as well as other repossessed assets. In addition, the table sets forth DNB's asset quality and allowance coverage ratios at the dates indicated:

Non-Performing Assets

(Dollars in thousands)

	March 31, 2017	December 31, 2016	March 31, 2016
Non-accrual loans:
Residential mortgage	$1,845	$1,770	$1,781
Commercial mortgage	1,885	4,593	1,025
Commercial:
Commercial term	1,986	198	210
Commercial construction	1,248	1,242	1,237
Consumer:
Home equity	460	442	574
Other	254	256	199
Total non-accrual loans	7,678	8,501	5,026
Loans 90 days past due and still accruing	-	-	164
Total non-performing loans	7,678	8,501	5,190
Other real estate owned & other repossessed property	5,000	2,767	2,612
Total non-performing assets	$12,678	$11,268	$7,802
Asset quality ratios:
Non-performing loans to total loans	0.94%	1.04%	1.06%
Non-performing assets to total assets	1.16	1.05	1.02
Allowance for credit losses to:
Total loans	0.66	0.66	1.06
Non-performing loans	70.6	63.2	99.7

Troubled Debt Restructurings Loans whose terms are modified are classified as troubled debt restructurings (“TDR”) if DNB grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired. The recorded investments in troubled debt restructured loans at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017
	Pre-Modification	Post-Modification
(Dollars in thousands)	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Residential mortgage	$754	$883	$717
Consumer:
Home equity	148	148	148
Other	40	42	39
Total	$942	$1,073	$904

	December 31, 2016
	Pre-Modification	Post-Modification
(Dollars in thousands)	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Residential mortgage	$754	$883	$726
Consumer:
Home equity	148	148	148
Other	40	42	40
Total	$942	$1,073	$914

At March 31, 2017, DNB had five TDRs with recorded investment totaling $904,000, one of which totaled $102,000, represented an accruing impaired home equity loan in compliance with the terms of the modification. The remaining $802,000 represents four loans that were nonaccrual impaired loans and resulted in collateral evaluations. As a result of the evaluations, specific reserves and charge-offs have been taken where appropriate. As of March 31, 2017, DNB recognized partial charge-offs totaling $151,000 on two residential loans prior to their restructuring and $2,000 to one consumer installment loan after its restructuring. DNB did not recognize any charge-off on the last remaining TDR. As of March 31, 2017, none of the TDRs are in default and are current with respect to their associated forbearance agreements. There were no defaults on TDRs during the three months ended March 31, 2017.

At December 31, 2016, DNB had five TDRs with recorded investment totaling $914,000, one of which totaled $102,000, represented an accruing impaired home equity loan in compliance with the terms of the modification. The remaining $812,000 represents four loans that were nonaccrual impaired loans and resulted in collateral evaluations. As a result of the evaluations, specific reserves and charge-offs have been taken where appropriate. As of December 31, 2016, DNB recognized partial charge-offs totaling $151,000 on two residential loans prior to their restructuring and $2,000 to one consumer installment loan after its restructuring. DNB did not recognize any charge-off on the last remaining TDR. As of December 31, 2016, there were no defaulted TDRs as all TDRs were current with respect to their associated forbearance agreements. There were no defaults on TDRs within twelve months of restructure during 2016.

Impaired loans are measured for impairment using the fair value of the collateral for collateral dependent loans.  Information regarding impaired loans is presented as follows:

	At and For the	At and For the	At and For the
	Three Months Ended	Year Ended	Three Months Ended
(Dollars in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Total recorded investment	$7,825	$8,604	$5,128
Impaired loans with a specific allowance	1,465	1,872	884
Impaired loans without a specific allowance	6,360	6,732	4,244
Average recorded investment	8,219	6,669	5,076
Specific allowance allocation	247	334	200
Total principal and interest collected	83	852	43
Interest income recorded	2	4	1

LIQUIDITY AND CAPITAL RESOURCES

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes.  DNB’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding.  As part of its liquidity management, DNB maintains assets that comprise its liquidity, which totaled $123.0 million at March 31, 2017 compared to $101.4 million at December 31, 2016.  Liquidity includes investments and restricted stock, Federal funds sold and cash and due from banks, less the amount of securities required to be pledged for certain liabilities. DNB also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.

In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs.  Through these relationships, DNB had available credit of approximately $508.9 million at March 31, 2017.  As a member of the FHLB, we are eligible to borrow up to a specific credit limit which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of March 31, 2017,  DNB’s Maximum Borrowing Capacity with the FHLBP was $448.9 million. At March 31, 2017, DNB had borrowed $51.0 million and the FHLB had issued letters of credit, on DNB's behalf, totaling $95.0 million against its available credit lines. At March 31, 2017,  DNB also had available $60.0 million of unsecured federal funds lines of credit with other financial institutions as well as $155.3 million of available short or long term funding through the Certificate of Deposit Account Registry Service (CDARS) program and $159.2 million of available short or long term funding through Raymond James’ brokered CDs agreement. Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

At March 31, 2017, DNB had $191.8 million in un-funded loan commitments. Management anticipates these commitments will be funded by means of normal cash flows. Certificates of deposit greater than or equal to $250,000 scheduled to mature in one year or less from March 31, 2017 totaled $69.6 million. Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in cash and cash equivalents or by pay-downs and maturities of loans and investments.

The Corporation and the Bank have each met the definition of “well capitalized” for regulatory purposes on March 31, 2017.  The Bank’s capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of the Corporation’s or the Bank’s overall financial condition or prospects. The Corporation’s capital exceeds the FRB’s minimum leverage ratio requirements for bank holding companies (see additional discussion included in Note 17 of DNB’s December 31, 2016 Form 10-K).

Under federal banking laws and regulations, DNB and the Bank are required to maintain minimum capital as determined by certain regulatory ratios. Capital adequacy for regulatory purposes, and the capital category assigned to an institution by its regulators, may be determinative of an institution’s overall financial condition. Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016. DNB must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% to 2.50% by 2019. The capital conservation buffer is 1.25% and 0.625% for 2017 and 2016, respectively.

The following table summarizes data and ratios pertaining to the Corporation and the Bank's capital structure.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes*		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation
March 31, 2017
Total risk-based capital	$108,122	12.56%	$79,602	9.250%	N/A	N/A
Common Equity Tier 1 capital	83,528	9.71	49,482	5.750	N/A	N/A
Tier 1 risk-based capital	92,528	10.75	62,391	7.250	N/A	N/A
Tier 1 (leverage) capital	92,528	8.75	42,289	4.000	N/A	N/A
December 31, 2016
Total risk-based capital	$105,669	12.50%	$72,924	8.625%	N/A	N/A
Common equity tier 1 capital	81,201	9.60	43,332	5.125	N/A	N/A
Tier 1 risk-based capital	90,201	10.67	56,014	6.625	N/A	N/A
Tier 1 (leverage) capital	90,201	8.42	42,864	4.000	N/A	N/A
DNB First, N.A.
March 31, 2017
Total risk-based capital	$105,838	12.32%	$79,442	9.250%	$96,619	11.25%
Common Equity Tier 1 capital	99,994	11.64	49,383	5.750	66,560	7.75
Tier 1 risk-based capital	99,994	11.64	62,266	7.250	79,442	9.25
Tier 1 (leverage) capital	99,994	9.47	42,240	4.000	52,800	5.00
December 31, 2016
Total risk-based capital	$103,094	12.22%	$72,785	8.625%	$84,388	10.00%
Common equity tier 1 capital	97,376	11.54	43,249	5.125	54,852	6.50
Tier 1 risk-based capital	97,376	11.54	55,907	6.625	67,511	8.00
Tier 1 (leverage) capital	97,376	9.09	42,830	4.000	53,537	5.00
*Capital conversion buffer of 1.25% and 0.625% included for March 31, 2017 and December 31, 2016, respectively.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes an Economic Value of Equity ("EVE") model. The EVE model measures the potential price risk of equity to changes in interest rates and factors in the optionality included on the balance sheet. EVE analysis is used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The EVE is likely to be different if rates change. Results falling outside prescribed ranges may require action by management. At March 31, 2017 and December 31, 2016, DNB's variance in the EVE as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the following table. The change as a percentage of the present value of equity with a 200 basis point increase was within DNB's negative 25% guideline at March 31, 2017 and December 31, 2016.

(Dollars in thousands)	March 31, 2017			December 31, 2016
Change in rates	Flat	-200bp	+200bp	Flat	-200bp	+200bp
EVE	$124,670	$115,887	$122,079	$118,298	$111,279	$114,771
Change		(8,783)	(2,591)		(7,019)	(3,527)
Change as % of assets		(0.8%)	(0.2%)		(0.7%)	(0.3%)
Change as % of PV equity		(7.0%)	(2.1%)		(5.9%)	(3.0%)

ITEM 4- CONTROLS AND PROCEDURES

DNB’s Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2017, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, Management has concluded that DNB’s current disclosure controls and procedures are effective.

Management of DNB is responsible for establishing and maintaining adequate internal control over financial reporting for DNB, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  There was no change in DNB’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, DNB’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Neither DNB nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material legal proceedings other than ordinary routine litigation incident to their businesses.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in“Risk Factors” included within the 2016 Form 10-K. The risks described therein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended March 31, 2017. The following table provides information on repurchases by DNB of its common stock in each month of the quarter ended March 31, 2017:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	Per Share	or Programs	Programs (a)

January 1, 2017 – January 31, 2017	-	$-	-	$63,016

February 1, 2017 – February 28, 2017	-	-	-	$63,016

March 1, 2017 – March 31, 2017	-	-	-	$63,016

Total	-	$-	-	$63,016

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

3.2	Bylaws of the Registrant as amended January 27, 2016, filed as Exhibit 3.1 to Form 8-K on January 29, 2016 and incorporated herein by reference.
31.1	Rule 13a-14(a)/15d-14 (a) Certification of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a)/15d-14 (a) Certification of Chief Financial Officer, filed herewith.
32.1	Section 1350 Certification of Chief Executive Officer, filed herewith.
32.2	Section 1350 Certification of Chief Financial Officer, filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

overmber
DNB FINANCIAL CORPORATION

May 15, 2017	BY:	/s/ William J. Hieb
William J. Hieb, Chief Executive Officer, President and Director

May 15, 2017	BY:	/s/ Gerald F. Sopp
Gerald F. Sopp, Chief Financial Officer and Executive Vice President

Exhibit Number	Exhibit Index Description
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

3.2	Bylaws of the Registrant as amended January 27, 2016, filed as Exhibit 3.1 to Form 8-K on January 29, 2016 and incorporated herein by reference.
31.1	Rule 13a-14(a)/15d-14 (a) Certification of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a)/15d-14 (a) Certification of Chief Financial Officer, filed herewith.
32.1	Section 1350 Certification of Chief Executive Officer, filed herewith.
32.2	Section 1350 Certification of Chief Financial Officer, filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document