Form 10-Q
period 2017-06-30
DNB FINANCIAL CORP /PA/
filed 2017-08-11
CIK 713671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: June 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 Par Value) (Class)	4,262,589 (Shares Outstanding as of August 11, 2017)

DNB FINANCIAL CORPORATION AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

DNB Financial Corporation and Subsidiary

Consolidated Statements of Financial Condition (Unaudited)

	June 30,	December 31,
(Dollars in thousands, except share and per share data)	2017	2016
Assets
Cash and due from banks	$36,189	$22,103
Cash and cash equivalents	36,189	22,103
Available-for-sale investment securities at fair value (amortized cost of $111,319 and $116,830)	109,900	115,184
Held-to-maturity investment securities (fair value of $67,388 and $66,124)	67,249	67,022
Total investment securities	177,149	182,206
Loans	816,525	817,529
Allowance for credit losses	(5,267)	(5,373)
Net loans	811,258	812,156
Restricted stock	6,566	5,381
Office property and equipment, net	9,099	9,243
Accrued interest receivable	3,558	3,567
Other real estate owned & other repossessed property	5,351	2,767
Bank owned life insurance (BOLI)	9,432	9,552
Core deposit intangible	485	537
Goodwill	15,525	15,590
Net deferred taxes	4,882	5,250
Other assets	1,966	2,333
Total assets	$1,081,460	$1,070,685
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$181,529	$173,467
Interest-bearing deposits:
NOW	209,355	224,219
Money market	240,434	184,783
Savings	84,820	86,176
Time	147,110	187,256
Brokered deposits	29,811	29,286
Total deposits	893,059	885,187
Federal Home Loan Bank of Pittsburgh (FHLBP) advances	49,869	55,332
Repurchase agreements	15,700	11,889
Junior subordinated debentures	9,279	9,279
Subordinated debt	9,750	9,750
Other borrowings	393	418
Total borrowings	84,991	86,668
Accrued interest payable	552	534
Other liabilities	3,453	3,456
Total liabilities	982,055	975,845
Stockholders’ Equity
Common stock, $1.00 par value;
20,000,000 shares authorized; 4,343,484 and 4,334,352 issued, respectively; 4,258,073 and 4,240,778 outstanding, respectively	4,368	4,351
Treasury stock, at cost; 85,411 and 93,574 shares, respectively	(1,582)	(1,730)
Surplus	69,088	68,973
Retained earnings	29,651	25,520
Accumulated other comprehensive loss	(2,120)	(2,274)
Total stockholders’ equity	99,405	94,840
Total liabilities and stockholders’ equity	$1,081,460	$1,070,685

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016
Interest Income:
Interest and fees on loans	$9,574	$5,091	$19,095	$10,159
Interest and dividends on investment securities:
Taxable	757	752	1,454	1,434
Exempt from federal taxes	236	294	478	628
Interest on cash and cash equivalents	94	43	128	64
Total interest and dividend income	10,661	6,180	21,155	12,285
Interest Expense:
Interest on NOW, money market and savings	588	194	1,072	358
Interest on time deposits	313	140	614	257
Interest on brokered deposits	94	71	186	133
Interest on FHLB advances	168	90	337	184
Interest on repurchase agreements	7	10	13	21
Interest on junior subordinated debentures	95	84	187	165
Interest on subordinated debt	103	103	207	207
Interest on other borrowings	14	16	28	33
Total interest expense	1,382	708	2,644	1,358
Net interest income	9,279	5,472	18,511	10,927
Provision for credit losses	585	200	910	530
Net interest income after provision for credit losses	8,694	5,272	17,601	10,397
Non-interest Income:
Service charges	291	240	654	547
Wealth management	471	441	845	838
Mortgage banking	14	81	50	113
Increase in cash surrender value of BOLI	55	55	110	110
Gain on sale of investment securities, net	25	203	25	234
Gain on sale of loans	97	-	97	39
Gains from insurance proceeds	-	-	80	1,150
Other fees	469	367	867	685
Total non-interest income	1,422	1,387	2,728	3,716
Non-interest Expense:
Salaries and employee benefits	3,724	2,693	7,365	5,819
Furniture and equipment	505	342	1,001	671
Occupancy	656	467	1,375	935
Professional and consulting	456	333	849	642
Advertising and marketing	274	166	440	349
Printing and supplies	86	60	136	93
FDIC insurance	150	121	345	250
PA shares tax	233	157	458	319
Telecommunications	88	61	178	122
Postage	27	21	62	42
Loss on sale or write down of OREO, net	115	4	114	4
Due diligence and merger expense	26	275	77	463
Other expenses	744	472	1,429	881
Total non-interest expense	7,084	5,172	13,829	10,590
Income before income tax expense	3,032	1,487	6,500	3,523
Income tax expense	746	378	1,773	858
Net income	$2,286	$1,109	$4,727	$2,665
Earnings per common share:
Basic	$0.54	$0.39	$1.11	$0.94
Diluted	$0.53	$0.39	$1.10	$0.93
Cash dividends per common share	$0.07	$0.07	$0.14	$0.14
Weighted average common shares outstanding:
Basic	4,257,633	2,848,648	4,252,207	2,840,677
Diluted	4,292,411	2,882,729	4,283,424	2,876,016

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Net income	$2,286	$1,109	$4,727	$2,665
Other Comprehensive Income:
Unrealized holding gains arising during the period
Before tax amount	85	605	236	2,074
Tax effect	(29)	(207)	(80)	(706)
	56	398	156	1,368
Accretion of discount on AFS to HTM reclassification(1)
Before tax amount	5	1	7	3
Tax effect(2)	(1)	-	(3)	(1)
	4	1	4	2
Less reclassification for gains on sales of AFS investment securities included in net income(3)
Before tax amount	(9)	(203)	(9)	(234)
Tax effect(2)	3	70	3	80
	(6)	(133)	(6)	(154)
Total other comprehensive income	54	266	154	1,216
Total comprehensive income	$2,340	$1,375	$4,881	$3,881
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

DNB Financial Corporation and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

					Accumulated
					Other
	Common	Treasury		Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at January 1, 2017	$4,351	$(1,730)	$68,973	$25,520	$(2,274)	$94,840
Net income for six months ended June 30, 2017	-	-	-	4,727	-	4,727
Other comprehensive income	-	-	-	-	154	154
Restricted stock compensation expense	8	-	206	-	-	214
Exercise of stock options (9,132 shares)	9	-	(9)	-	-	-
Taxes on exercise of stock options	-	-	(187)	-	-	(187)
Cash dividends - common ($0.14 per share)	-	-	-	(596)	-	(596)
Sale of treasury shares to 401(k) (5,390 shares)	-	98	37	-	-	135
Sale of treasury shares to deferred comp. plan (2,773 shares)	-	50	68	-	-	118
Balance at June 30, 2017	$4,368	$(1,582)	$69,088	$29,651	$(2,120)	$99,405

					Accumulated
					Other
	Common	Treasury		Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at January 1, 2016	$2,955	$(2,015)	$35,097	$21,436	$(1,985)	$55,488
Net income for six months ended June 30, 2016	-	-	-	2,665	-	2,665
Other comprehensive income	-	-	-	-	1,216	1,216
Restricted stock compensation expense (18,079 shares vested)	32	-	698	-	-	730
Taxes on share award vest	(15)	-	(421)	-	-	(436)
Tax benefit for restricted stock vest	-	-	64	-	-	64
Cash dividends - common ($0.14 per share)	-	-	-	(398)	-	(398)
Sale of treasury shares to 401(k) (4,288 shares)	-	78	52	-	-	130
Sale of treasury shares to deferred comp. plan (2,566 shares)	-	47	31	-	-	78
Balance at June 30, 2016	$2,972	$(1,890)	$35,521	$23,703	$(769)	$59,537

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016
Cash Flows From Operating Activities:
Net income	$4,727	$2,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	846	743
Provision for credit losses	910	530
Stock based compensation	214	730
Net gain on sale of securities	(25)	(234)
Net loss on sale or write down of OREO and other repossessed property	114	4
Gain on insurance proceeds	(80)	(1,150)
Earnings from investment in BOLI	(110)	(110)
Deferred tax expense	289	176
Proceeds from sales of mortgage loans	1,657	5,020
Mortgage loans originated for sale	(1,607)	(4,907)
Mortgage banking income	(50)	(113)
Proceeds from sales of loans	1,742	525
Loans originated for sale	(1,645)	(486)
Gain on sale of loans	(97)	(39)
Decrease in accrued interest receivable	9	20
Decrease in other assets	369	226
Increase in accrued interest payable	18	32
(Decrease) increase in other liabilities	(3)	394
Net Cash Provided by Operating Activities	7,278	4,026
Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Sales	3,030	28,215
Maturities, repayments and calls	14,341	28,147
Purchases	(12,086)	(50,573)
Activity in held-to-maturity securities:
Sales	737	-
Maturities, repayments and calls	507	6,533
Purchases	(1,407)	(13,507)
Net (increase) decrease in restricted stock	(1,185)	129
Net increase in loans	(2,798)	(12,877)
Proceeds from insurance	-	1,150
Death benefit proceeds	310	-
Purchases of property and equipment	(459)	(2,158)
Costs capitalized in OREO and other repossessed property	(15)	(735)
Proceeds from sale of OREO and other repossessed property	168	360
Net Cash Provided By (Used In) Investing Activities	1,143	(15,316)
Cash Flows From Financing Activities:
Net increase in deposits	7,872	35,569
Repayment of FHLBP advances	(13,311)	(10,000)
Funding of FHLBP advances	7,848	-
Net increase (decrease) in repurchase agreements	3,811	(14,668)
Repayment of other borrowings	(25)	(22)
Dividends paid	(596)	(398)
Taxes on exercise of stock options	(187)	(436)
Tax benefit for stock option exercises	-	64
Sale of treasury stock	253	208
Net Cash Provided by Financing Activities	5,665	10,317
Net Change in Cash and Cash Equivalents	14,086	(973)
Cash and Cash Equivalents at Beginning of Period	22,103	21,119
Cash and Cash Equivalents at End of Period	$36,189	$20,146
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,626	$1,326
Income taxes	1,886	250
Supplemental Disclosure of Non-cash Flow Information:
Net decrease in goodwill	65	-
Transfers from loans to real estate owned and other repossessed property	2,851	-

See accompanying notes to unaudited consolidated financial statements.

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, DNB First, National Association (the "Bank") have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior amounts not affecting net income are reclassified when necessary to conform to current period classifications. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results which may be expected for the entire year.  The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2016.

Subsequent Events-- Management has evaluated events and transactions occurring subsequent to June 30, 2017 for items that should potentially be recognized or disclosed in these Consolidated Financial Statements. The evaluation was conducted through the date these financial statements were issued.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. In particular, the guidance revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The guidance also amends certain disclosure requirements associated with fair value of financial instruments. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. As of June 30, 2017, DNB did not hold any equity investments (excluding restricted investments in bank stocks).  DNB does not expect to make significant purchases of equity investments; therefore, the adoption of this ASU is not expected to be material to DNB's consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. DNB has evaluated the provisions of ASU 2016-02 to determine the potential impact of the new standard and has determined that it is not expected to have a material impact on DNB’s financial position, results of operations or cash flows. DNB has determined that the provisions of ASU No. 2016-02 may result in an increase in assets to recognize the present value of the lease obligations with a corresponding increase in liabilities. DNB is still in the process of determining the impact on DNB’s financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, this ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods therein. Accordingly, effective January of 2017, DNB adopted the pronouncement.  The adoption of this pronouncement was immaterial to DNB’s consolidated financial statements. During the three and six month periods ended June 30, 2017, DNB had a $2,000 and $153,000 tax benefit for stock option exercises, respectively.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). The amendments in this update provide guidance for eight specific cash flow classification issues for which current guidance is unclear or does not exist, thereby reducing diversity in practice. For public companies, the update is effective for annual periods beginning after December 15, 2017. DNB is currently evaluating this ASU, particularly related to cash payments for debt prepayment costs and cash proceeds received from the settlement of BOLI policies as these areas might affect DNB in the future.  This ASU, however, is not expected to have a material impact on DNB's consolidated financial statements because the guidance only affects the classification within the statement of cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business. The new guidance narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities (collectively, the set) is not a business. To be considered a business, the set would need to include an input and a substantive process that together significantly contribute to the ability to create outputs, as defined by the ASU. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, and should be applied prospectively. Early adoption is permitted. DNB will apply this guidance to applicable transactions after the adoption date.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, under the amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value with its carrying amount. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount when measuring the goodwill impairment loss, if applicable. The update also eliminated the requirements for zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendments are effective for public business entities for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. DNB plans to early adopt this ASU for its annual goodwill impairment test at the end of 2017 by comparing its fair value to its carrying value.  The adoption of this ASU is not expected to have a material impact on DNB’s consolidated financial statements.    Goodwill was reduced by $65,000 to $15,525,000 during the first quarter of 2017 due to the sale of an ASC 310-30 acquired commercial mortgage with credit deterioration.

In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” Under the new guidance, employers will present the service cost component of the net periodic benefit cost in the same income statement line item (e.g., Salaries and Benefits) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components separately (e.g., Other Noninterest Expense) from the line item that includes the service cost. ASU No. 2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, however, DNB has decided not to early adopt. Employers will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. ASU No. 2017-07 is not expected to have a material impact on DNB Consolidated Financial Statements because the Pension plan has been frozen to new accruals since December 31, 2003, and thus, generated no service cost in any subsequent year).

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

NOTE 2: INVESTMENT SECURITIES

The amortized cost and fair values of investment securities, as of the dates indicated, are summarized as follows:

		June 30, 2017
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$8,352	$276	$-	$8,628
Government Sponsored Entities (GSE) mortgage-backed securities	547	14	-	561
Corporate bonds	14,108	270	(1)	14,377
Collateralized mortgage obligations GSE	1,693	3	(15)	1,681
State and municipal taxable	1,008	3	-	1,011
State and municipal tax-exempt	41,541	90	(501)	41,130
Total	$67,249	$656	$(517)	$67,388

Available For Sale
US Government agency obligations	$53,301	$-	$(222)	$53,079
GSE mortgage-backed securities	31,719	-	(587)	31,132
Collateralized mortgage obligations GSE	13,270	-	(386)	12,884
Corporate bonds	11,033	5	(150)	10,888
State and municipal tax-exempt	1,996	-	(79)	1,917
Total	$111,319	$5	$(1,424)	$109,900

		December 31, 2016
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$8,224	$309	$-	$8,533
Government Sponsored Entities (GSE) mortgage-backed securities	1,440	38	-	1,478
Corporate bonds	12,825	230	(63)	12,992
Collateralized mortgage obligations GSE	1,966	2	(22)	1,946
State and municipal taxable	1,008	6	-	1,014
State and municipal tax-exempt	41,559	8	(1,406)	40,161
Total	$67,022	$593	$(1,491)	$66,124

Available For Sale
US Government agency obligations	$52,428	$31	$(150)	$52,309
GSE mortgage-backed securities	30,861	2	(723)	30,140
Collateralized mortgage obligations GSE	12,957	3	(387)	12,573
Corporate bonds	15,474	5	(299)	15,180
State and municipal tax-exempt	5,084	-	(128)	4,956
Asset-backed security	26	-	-	26
Total	$116,830	$41	$(1,687)	$115,184

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The following table details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at June 30, 2017 and December 31, 2016.

	June 30, 2017
			Fair Value	Unrealized	Fair Value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
Corporate bonds	$500	$(1)	$500	$(1)	$-	$-
Collateralized mortgage obligations GSE	957	(15)	957	(15)	-	-
State and municipal tax-exempt	17,163	(501)	17,163	(501)	-	-
Total	$18,620	$(517)	$18,620	$(517)	$-	$-
Available For Sale
US Government agency obligations	$50,079	$(222)	$50,079	$(222)	$-	$-
GSE mortgage-backed securities	31,132	(587)	31,132	(587)	-	-
Collateralized mortgage obligations GSE	12,884	(386)	5,920	(98)	6,964	(288)
Corporate bonds	8,260	(150)	3,801	(92)	4,459	(58)
State and municipal tax-exempt	1,917	(79)	1,917	(79)	-	-
Total	$104,272	$(1,424)	$92,849	$(1,078)	$11,423	$(346)

	December 31, 2016
			Fair Value	Unrealized	Fair Value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
Corporate bonds	$5,962	$(63)	$3,992	$(39)	$1,970	$(24)
Collateralized mortgage obligations GSE	1,104	(22)	1,104	(22)	-	-
State and municipal tax-exempt	32,690	(1,406)	32,690	(1,406)	-	-
Total	$39,756	$(1,491)	$37,786	$(1,467)	$1,970	$(24)
Available For Sale
US Government agency obligations	$27,270	$(150)	$27,270	$(150)	$-	$-
GSE mortgage-backed securities	29,145	(723)	29,145	(723)	-	-
Collateralized mortgage obligations GSE	12,116	(387)	4,868	(94)	7,248	(293)
Corporate bonds	13,031	(299)	7,593	(218)	5,438	(81)
State and municipal tax-exempt	4,956	(128)	4,956	(128)	-	-
Asset-backed security	26	-	26	-	-	-
Total	$86,544	$(1,687)	$73,858	$(1,313)	$12,686	$(374)

As of June 30, 2017, there were eighteen collateralized mortgage obligations GSE, seventeen GSE mortgage-backed securities, ten U.S. agency obligations, twenty-eight tax-exempt municipalities, and six corporate bonds which were in an unrealized loss position. DNB does not intend to sell these securities and management of DNB does not expect to be required to sell any of these securities prior to a recovery of its cost basis. Management has reviewed all of these securities and believes that DNB will collect all principal and interest that is due on debt securities on a timely basis.  Management does not believe any individual unrealized loss as of June 30, 2017 represents an other-than-temporary impairment (OTTI). DNB reviews its investment portfolio on a quarterly basis reviewing each investment for OTTI. The OTTI analysis focuses on condition of the issuers as well as duration and severity of impairment in determining OTTI. As of June 30, 2017, the following securities were reviewed:

Collateralized mortgage obligations GSE  There are eighteen impaired securities classified as collateralized mortgage obligations, ten of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 5.11% of its book value. All of these securities were issued and insured by FNMA, FHLMC or GNMA. DNB receives monthly principal and interest payments on all of these securities on a timely basis and none of these agencies have ever defaulted on mortgage-backed principal or interest. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from June 30, 2017 levels. Management concluded that these securities were not other-than-temporarily impaired at June 30, 2017.

GSE mortgage-backed securities  There are seventeen impaired securities classified as GSE mortgage-backed securities, all of which have been impaired for less than 12 months. The largest unrealized loss of a security in this group is 2.58% of its book value. These securities were issued and insured by FNMA, FHLMC or GNMA. DNB receives monthly principal and interest payments on these securities on a timely basis and none of these have ever defaulted on mortgage-backed principal or interest. DNB anticipates a recover in the market value as the securities approach their maturity dates or if interest rates decline from June 30, 2017 levels. Management concluded that these securities were not other-than-temporarily impaired at June 30, 2017.

US Government agency obligations  There are ten impaired securities classified as agencies, none of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 1.83% of its book value. All of these securities were issued and insured by FHLB, FNMA, or FHLMC. DNB has received timely interest payments on all of these securities and none of these agencies have ever defaulted on their bonds. DNB anticipates a recovery in the market value as the securities approach their maturity dates. Management concluded that these securities were not other-than-temporarily impaired at June 30, 2017.

State and municipal tax-exempt There are twenty-eight impaired securities in this category, which are comprised of intermediate to long-term municipal bonds, all of which have been impaired for less than 12 months. The largest unrealized loss of a security in this group is 4.96% of its book value. All of the issues carry a “BBB-” or better underlying credit rating and/or have strong underlying fundamentals; included but not limited to annual financial reports, geographic location, population and debt ratios. In certain cases, options for calls reduce the effective duration and in turn, future market value fluctuations. All issues are performing and are expected to continue to perform in accordance with their respective contractual terms and conditions. There have not been disruptions of any payments associated with any of these municipal securities. These bonds are investment grade and the value decline is related to the changes in interest rates. Of the twenty-eight municipal securities, there are eight insured school districts, nine uninsured school districts, four insured townships, and seven uninsured townships, all of which have strong underlying ratings. Management concluded that these securities were not other-than-temporarily impaired at June 30, 2017.

Corporate bonds There are six impaired bonds classified as corporate bonds, three of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 4.17% of its book value. The bonds are investment grade and the value decline is related to the changes in interest rates that occurred since the time of purchase and subsequent changes in spreads affecting the market prices. All of the issues carry a "BBB+" or better underlying credit support and were evaluated on the basis on their underlying fundamentals; included but not limited to annual financial reports, rating agency reports, capital strength and debt ratios. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from June 30, 2017 levels. Management concluded that these securities were not other-than-temporarily impaired at June 30, 2017.

The amortized cost and fair value of investment securities as of June 30, 2017, by final contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid without penalties.

	Held to Maturity		Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$-	$-	$15,222	$15,214
Due after one year through five years	26,086	26,585	42,350	42,134
Due after five years through ten years	27,031	27,055	11,921	11,728
Due after ten years	14,132	13,748	41,826	40,824
Total investment securities	$67,249	$67,388	$111,319	$109,900

The HTM security sold during the six months ended June 30, 2017 was sold in accordance with GAAP, as DNB collected greater than 85% of the original recorded investment on the HTM security prior to the sale. As a result, it is appropriate to continue to carry the remaining HTM portfolio as currently classified. Gains and losses resulting from investment sales, redemptions or calls were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Gross realized gains-AFS	$10	$203	$10	$264
Gross realized gains-HTM	16	-	16	-
Gross realized losses-AFS	(1)	-	(1)	(30)
Net realized gain	$25	$203	$25	$234

At June 30, 2017 and December 31, 2016, investment securities with a carrying value of approximately $118.2 million and $116.7 million, respectively, were pledged to secure public funds, repurchase agreements and for other purposes as required by law.

NOTE 3: LOANS

The following table sets forth information concerning the composition of total loans outstanding, as of the dates indicated.

(Dollars in thousands)	June 30, 2017	December 31, 2016
Residential mortgage	$86,632	$87,581
Commercial mortgage	453,453	465,486
Commercial:
Commercial term	118,490	123,175
Commercial construction	92,157	72,755
Consumer:
Home equity	59,829	62,560
Other	5,964	5,972
Total loans	$816,525	$817,529
Less allowance for credit losses	(5,267)	(5,373)
Net loans	$811,258	$812,156

Information concerning non-accrual loans is shown in the following tables:

			Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
(Dollars in thousands)	June 30, 2017	December 31, 2016	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income
Non-accrual loans:
Residential mortgage	$1,815	$1,770	$21	$-	$21	$42	$-	$42
Commercial mortgage	2,375	4,593	36	-	36	77	-	77
Commercial:
Commercial term	1,510	198	28	-	28	66	-	66
Commercial construction	447	1,242	46	-	46	91	-	91
Consumer:
Home equity	404	442	6	-	6	12	-	12
Other	311	256	7	-	7	12	-	12
Total non-accrual loans	$6,862	$8,501	$144	$-	$144	$300	$-	$300
Loans 90 days past due and accruing	-	-	-	-	-	-	-	-
Total non-performing loans	$6,862	$8,501	$144	$-	$144	$300	$-	$300

		Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
(Dollars in thousands)	June 30, 2016	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income
Non-accrual loans:
Residential mortgage	$1,772	$17	$-	$17	$36	$-	$36
Commercial mortgage	3,140	45	-	45	65	-	65
Commercial:
Commercial term	207	3	-	3	6	-	6
Commercial construction	1,524	47	-	47	88	-	88
Consumer:
Home equity	564	8	-	-	16	-	16
Other	222	4	-	4	9	-	9
Total non-accrual loans	$7,429	$124	$-	$116	$220	$-	$220
Loans 90 days past due and accruing	162	1	1	-	2	2	-
Total non-performing loans	$7,591	$125	$1	$116	$222	$2	$220

NOTE 4: ALLOWANCE FOR CREDIT LOSSES

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a scheduled payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of June 30, 2017 and December 31, 2016.

Age Analysis of Past Due Loans Receivable

June 30, 2017
							Loans
							Receivable
	30-59	60-89	Greater			Total	> 90
	Days Past	Days Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivable	Accruing
Residential mortgage (less acquired with credit deterioration)	$1,626	$164	$861	$2,651	$83,970	$86,621	$-
Acquired residential mortgage with credit deterioration	-	-	11	11	-	11	-
Commercial mortgage (less acquired with credit deterioration)	-	-	985	985	451,133	452,118	-
Acquired commercial mortgage with credit deterioration	-	-	620	620	715	1,335	-
Commercial:
Commercial term	-	-	1,378	1,378	117,112	118,490	-
Commercial construction	1,041	-	447	1,488	90,669	92,157	-
Consumer:
Home equity	222	87	300	609	59,220	59,829	-
Other	8	99	173	280	5,684	5,964	-
Total	$2,897	$350	$4,775	$8,022	$808,503	$816,525	$-

December 31, 2016
							Loans
							Receivable
	30-59	60-89	Greater			Total	> 90
	Days Past	Days Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivable	Accruing
Residential mortgage (less acquired with credit deterioration)	$728	$374	$491	$1,593	$85,977	$87,570	$-
Acquired residential mortgage with credit deterioration	-	-	11	11	-	11	-
Commercial mortgage (less acquired with credit deterioration)	1,202	762	2,169	4,133	459,679	463,812	-
Acquired commercial mortgage with credit deterioration	389	83	673	1,145	529	1,674	-
Commercial:
Commercial term	747	377	23	1,147	122,028	123,175	-
Commercial construction	112	-	1,242	1,354	71,401	72,755	-
Consumer:
Home equity	263	-	300	563	61,997	62,560	-
Other	27	65	151	243	5,729	5,972	-
Total	$3,468	$1,661	$5,060	$10,189	$807,340	$817,529	$-

DNB had $479,000 of residential mortgage loans in the process of foreclosure and $92,000 of residential mortgage loans in other real estate owned as of June 30, 2017. DNB had no residential mortgage loans in the process of foreclosure and $170,000 of residential mortgage loans in other real estate owned as of December 31, 2016.

The following tables summarize information in regards to impaired loans by loan portfolio class as of and for the three and six months ended June 30, 2017 and 2016 and as of December 31, 2016.

Impaired Loans

	June 30, 2017			December 31, 2016
	Recorded	Unpaid	Related	Recorded	Unpaid	Related
	Investment	Principal	Allowance	Investment	Principal	Allowance
(Dollars in thousands)		Balance			Balance
With no related allowance recorded:
Residential mortgage	$1,595	$1,894	$-	$653	$680	$-
Acquired residential mortgage with credit deterioration	11	11	-	11	11
Commercial mortgage	1,753	1,994	-	2,919	3,330	-
Acquired commercial mortgage with credit deterioration	1,140	1,140	-	1,674	1,680
Commercial:
Commercial term	1,510	1,944	-	22	24	-
Commercial construction	447	2,833	-	795	795	-
Consumer:
Home equity	552	571	-	544	595	-
Other	75	75	-	114	122	-
Total	$7,083	$10,462	$-	$6,732	$7,237	$-
With allowance recorded:
Residential mortgage	209	209	38	1,107	1,368	143
Commercial:
Commercial term	-	-	-	176	196	97
Commercial construction	-	-	-	447	2,833	89
Consumer:
Other	236	236	29	142	142	5
Total	$445	$445	$67	$1,872	$4,539	$334
Total:
Residential mortgage	1,804	2,103	38	1,760	2,048	143
Acquired residential mortgage with credit deterioration	11	11	-	11	11	-
Commercial mortgage	1,753	1,994	-	2,919	3,330	-
Acquired commercial mortgage with credit deterioration	1,140	1,140	-	1,674	1,680	-
Commercial:
Commercial term	1,510	1,944	-	198	220	97
Commercial construction	447	2,833	-	1,242	3,628	89
Consumer:
Home equity	552	571	-	544	595	-
Other	311	311	29	256	264	5
Total	$7,528	$10,907	$67	$8,604	$11,776	$334

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Residential mortgage	$1,610	$-	$1,284	$-	$1,291	$-	$1,396	$-
Acquired residential mortgage with credit deterioration	11		-	-	11		-	-
Commercial mortgage	1,253	-	2,083	-	1,808	-	1,782	-
Acquired commercial mortgage with credit deterioration	1,137		-	-	1,316		-	-
Commercial:
Commercial term	1,192	-	24	-	802	-	16	-
Commercial construction	848	-	934	-	830	-	1,002	-
Consumer:
Home equity	580	2	671	1	568	4	678	2
Other	94	-	104	-	100	-	97	-
Total	$6,725	$2	$5,100	$1	$6,726	$4	$4,971	$2
With allowance recorded:
Residential mortgage	210	-	493	-	509	-	329	-
Commercial:
Commercial term	557	-	185	-	430	-	190	-
Commercial construction	-	-	447	-	149	-	298	-
Consumer:
Other	189	-	107	-	173	-	107	-
Total	$956	$-	$1,232	$-	$1,261	$-	$924	$-
Total:
Residential mortgage	1,820	-	1,777	-	1,800	-	1,725	-
Acquired residential mortgage with credit deterioration	11	-	-	-	11	-	-	-
Commercial mortgage	1,253	-	2,083	-	1,808	-	1,782	-
Acquired commercial mortgage with credit deterioration	1,137	-	-	-	1,316	-	-	-
Commercial:
Commercial term	1,749	-	209	-	1,232	-	206	-
Commercial construction	848	-	1,381	-	979	-	1,300	-
Consumer:
Home equity	580	2	671	1	568	4	678	2
Other	283	-	211	-	273	-	204	-
Total	$7,681	$2	$6,332	$1	$7,987	$4	$5,895	$2

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within DNB’s internal risk rating system as of June 30, 2017 and December 31, 2016.

Credit Quality Indicators

	June 30, 2017
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$84,751	$-	$1,881	$-	$86,632
Commercial mortgage	443,866	3,697	5,890	-	453,453
Commercial:
Commercial term	114,330	657	3,503	-	118,490
Commercial construction	91,597	-	560	-	92,157
Consumer:
Home equity	59,129	-	700	-	59,829
Other	5,653	-	311	-	5,964
Total	$799,326	$4,354	$12,845	$-	$816,525

	December 31, 2016
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$85,259	$-	$2,322	$-	$87,581
Commercial mortgage	450,124	3,763	11,599	-	465,486
Commercial:
Commercial term	116,522	591	6,062	-	123,175
Commercial construction	71,400	-	1,355	-	72,755
Consumer:
Home equity	61,782	-	778	-	62,560
Other	5,716	-	256	-	5,972
Total	$790,803	$4,354	$22,372	$-	$817,529

Troubled Debt Restructurings Loans whose terms are modified are classified as troubled debt restructurings (“TDR”) if DNB grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired. The recorded investments in troubled debt restructured loans at June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017
	Pre-Modification	Post-Modification
(Dollars in thousands)	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Residential mortgage	$754	$883	$709
Consumer:
Home equity	148	148	147
Other	40	42	39
Total	$942	$1,073	$895

	December 31, 2016
	Pre-Modification	Post-Modification
(Dollars in thousands)	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Residential mortgage	$754	$883	$726
Consumer:
Home equity	148	148	148
Other	40	42	40
Total	$942	$1,073	$914

At June 30, 2017, DNB had five TDRs with recorded investment totaling $895,000,  one of which totaled $102,000, represented an accruing impaired home equity loan in compliance with the terms of the modification. The remaining $793,000 represents four loans that were nonaccrual impaired loans and resulted in collateral evaluations. As a result of the evaluations, specific reserves and charge-offs have been taken where appropriate. DNB recognized partial charge-offs totaling $151,000 on two residential loans prior to their restructuring and $2,000 on one consumer installment loan after its restructuring. DNB did not recognize any charge-off on the last remaining TDR. As of June 30, 2017, there were no defaulted TDRs as all TDRs were current with respect to their associated forbearance agreements. There were no defaults on TDRs during the six months ended June 30, 2017.

At December 31, 2016, DNB had five TDRs with recorded investment totaling $914,000,  one of which totaled $102,000, represented an accruing impaired home equity loan in compliance with the terms of the modification. The remaining $812,000 represents four loans that were nonaccrual impaired loans and resulted in collateral evaluations. As a result of the evaluations, specific reserves and charge-offs have been taken where appropriate. As of December 31, 2016, DNB recognized partial charge-offs totaling $151,000 on two residential loans prior to their restructuring and $2,000 on one consumer installment loan after its restructuring. DNB did not recognize any charge-off on the last remaining TDR. As of December 31, 2016, there were no defaulted TDRs as all TDRs were current with respect to their associated forbearance agreements. There were no defaults on TDRs within twelve months of restructure during the six months ended June 30, 2016.

The following tables set forth the composition of DNB’s allowance for credit losses as of June 30, 2017 and December 31, 2016, the activity for the three and six months ended June 30, 2017 and 2016 and as of and for the year ended December 31, 2016.

Allowance for Credit Losses and Recorded Investment in Loans Receivables

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - April 1, 2017	$247	$2,597	$774	$1,059	$-	$196	$63	$482	$5,418
Charge-offs	-	(249)	(491)	-	-	-	-	-	(740)
Recoveries	-	-	3	-	-	-	1	-	4
Provisions	(2)	286	339	149	-	(7)	20	(200)	585
Ending balance - June 30, 2017	$245	$2,634	$625	$1,208	$-	$189	$84	$282	$5,267

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2017	$349	$2,531	$709	$969	$-	$196	$61	$558	$5,373
Charge-offs	-	(483)	(596)	-	-	-	(10)	-	(1,089)
Recoveries	2	50	19	-	1	-	1	-	73
Provisions	(106)	536	493	239	(1)	(7)	32	(276)	910
Ending balance - June 30, 2017	$245	$2,634	$625	$1,208	$-	$189	$84	$282	$5,267
Ending balance: individually evaluated for impairment	$38	$-	$-	$-	$-	$-	$29	$-	$67
Ending balance: collectively evaluated for impairment	$207	$2,634	$625	$1,208	$-	$189	$55	$282	$5,200
Loans receivables:
Ending balance	$86,632	$453,453	$118,490	$92,157	$-	$59,829	$5,964		$816,525
Ending balance: individually evaluated for impairment	$1,804	$1,753	$1,510	$447	$-	$552	$311		$6,377
Ending balance: acquired with credit deterioration	$11	$1,140	$-	$-	$-	$-	$-		$1,151
Ending balance: collectively evaluated for impairment	$84,817	$450,560	$116,980	$91,710	$-	$59,277	$5,653		$808,997
Reserve for unfunded loan commitments included in other liabilities	$-	$9	$140	$173	$-	$18	$-		$340

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - April 1, 2016	$220	$2,376	$948	$765	$-	$188	$67	$608	$5,172
Charge-offs	(122)	-	(11)	-	-	-	-	-	(133)
Recoveries	7	-	-	-	-	-	1	-	8
Provisions	209	(6)	(46)	101	-	3	(4)	(57)	200
Ending balance - June 30, 2016	$314	$2,370	$891	$866	$-	$191	$64	$551	$5,247

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2016	$216	$2,375	$989	$569	$-	$195	$64	$527	$4,935
Charge-offs	(206)	-	(24)	-	-	-	-	-	(230)
Recoveries	8	-	1	1	1	-	1	-	12
Provisions	296	(5)	(75)	296	(1)	(4)	(1)	24	530
Ending balance - June 30, 2016	$314	$2,370	$891	$866	$-	$191	$64	$551	$5,247
Reserve for unfunded loan commitments included in other liabilities	$-	$3	$117	$57	$-	$13	$-		$190

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Ending balance - December 31, 2016	$349	$2,531	$709	$969	$-	$196	$61	$558	$5,373
Ending balance: individually evaluated for impairment	$143	$-	$97	$89	$-	$-	$5	$-	$334
Ending balance: collectively evaluated for impairment	$206	$2,531	$612	$880	$-	$196	$56	$558	$5,039
Loans receivables:
Ending balance	$87,581	$465,486	$123,175	$72,755	$-	$62,560	$5,972		$817,529
Ending balance: individually evaluated for impairment	$1,760	$2,919	$198	$1,242	$-	$544	$256		$6,919
Ending balance: acquired with credit deterioration	$11	$1,674	$-	$-	$-	$-	$-		$1,685
Ending balance: collectively evaluated for impairment	$85,810	$460,893	$122,977	$71,513	$-	$62,016	$5,716		$808,925
Reserve for unfunded loan commitments included in other liabilities	$-	$4	$135	$190	$-	$16	$-		$345

NOTE 5: EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the treasury stock method and reflects the potential dilution that could occur from the exercise of stock options, and warrants and the amortized portion of unvested stock awards. Stock options and unvested stock awards for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. Treasury shares are not deemed outstanding for calculations. There were no outstanding stock warrants, no anti-dilutive stock options outstanding, and no anti-dilutive stock awards outstanding at June 30, 2017 or 2016. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended			Six Months Ended
	June 30, 2017			June 30, 2017
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$2,286	4,258	$0.54	$4,727	4,252	$1.11
Effect of potential dilutive common stock equivalents – stock options and restricted shares	-	34	(0.01)	-	31	(0.01)
Diluted EPS
Income available to common stockholders after assumed conversions	$2,286	4,292	$0.53	$4,727	4,283	$1.10

	Three Months Ended			Six Months Ended
	June 30, 2016			June 30, 2016
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$1,109	2,849	$0.39	$2,665	2,841	$0.94
Effect of potential dilutive common stock equivalents – stock options and restricted shares	-	34	-	-	35	(0.01)
Diluted EPS
Income available to common stockholders after assumed conversions	$1,109	2,883	$0.39	$2,665	2,876	$0.93

NOTE 6: ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders' equity are as follows:

Accumulated Other Comprehensive Loss	Before-Tax	Tax	Net-of-Tax
(Dollars in thousands)	Amount	Effect	Amount
June 30, 2017
Net unrealized loss on AFS securities	$(1,419)	$483	$(936)
Discount on AFS to HTM reclassification	(1)	-	(1)
Unrealized actuarial losses-pension	(1,792)	609	(1,183)
	$(3,212)	$1,092	$(2,120)
December 31, 2016
Net unrealized loss on AFS securities	$(1,646)	$560	$(1,086)
Discount on AFS to HTM reclassification	(8)	3	(5)
Unrealized actuarial losses-pension	(1,792)	609	(1,183)
	$(3,446)	$1,172	$(2,274)

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

Repurchase Agreements Accounted for as Secured Borrowings

Repurchase agreements accounted for as secured borrowings are shown in the following table.

(Dollars in thousands)	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
June 30, 2017
Repurchase agreements and repurchase-to-maturity transactions	$15,700	$-	$-	$-	$15,700
Gross amount of recognized liabilities for repurchase agreements
in statement of condition	$15,700				$15,700
December 31, 2016
Repurchase agreements and repurchase-to-maturity transactions	$11,889	$-	$-	$-	$11,889
Gross amount of recognized liabilities for repurchase agreements
in statement of condition	$11,889				$11,889

As of June 30, 2017 and December 31, 2016, DNB had $15.7 million and $11.9 million of repurchase agreements, respectively. In conjunction with these repurchase agreements, $16.0 million and $12.1 million of state and municipal securities were sold on an overnight basis as of June 30, 2017 and December 31, 2016, respectively, which represents 102% of the repurchase agreement amounts.

NOTE 8: STOCK-BASED COMPENSATION

Stock Option Plan

DNB has a Stock Option Plan for employees and directors. Under the plan, options (both qualified and non-qualified) to purchase a maximum of 793,368 (as adjusted for subsequent stock dividends) shares of DNB’s common stock could be issued to employees and directors. Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years. Vesting of options under the plan is determined by the Plan Committee. There were 354,090 shares available for grant at June 30, 2017. All options are immediately exercisable. During the three and six months ended June 30, 2017 and 2016, DNB had no expenses related to the plan. DNB has no anticipated additional expense related to the plan. Under the Stock Option Plan, 18,850 shares were exercised during the six months ended June 30, 2017. The shares awarded from the NQ cashless exercises resulted in an increase in shares outstanding of 9,132 shares. There was a cash equivalent of 9,718 shares used to pay all applicable taxes on the transactions. Stock option activity is indicated below.

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2017	49,700	$9.18
Issued	-	-
Exercised	18,850	7.34
Forfeited	-	-
Expired	-	-
Outstanding June 30, 2017	30,850	$10.31

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2016	64,500	$8.67
Issued	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding June 30, 2016	64,500	$8.67

The weighted-average price and weighted average remaining contractual life for the outstanding options are listed in the following table for the dates indicated.

June 30, 2017
Range of			Weighted Average
Exercise	Number	Number	Exercise	Remaining	Intrinsic
Prices	Outstanding	Exercisable	Price	Contractual Life	Value
$6.93-10.99	30,850	30,850	$10.31	1.45 years	$678,000

December 31, 2016
Range of			Weighted Average
Exercise	Number	Number	Exercise	Remaining	Intrinsic
Prices	Outstanding	Exercisable	Price	Contractual Life	Value
$6.93-10.99	49,700	49,700	$9.18	1.40 years	$955,000

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

Share awards granted by the Plan were recorded at the date of award based on the market value of shares.  Awards are being amortized to expense over a three or four year cliff-vesting period. DNB records compensation expense equal to the value of the shares being amortized. For the three and six month period ended June 30, 2017,  $107,000 and $214,000 was amortized to expense. For the three and six month period ended June 30, 2016, $70,000 and $730,000 was amortized to expense.

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

As of June 30, 2017, there was approximately $815,000 in additional compensation that will be recognized over the remaining service period of approximately 1.75 years. At June 30, 2017,  64,929 shares were reserved for future grants under the Plan.

During the six months ended June 30, 2016, the shares awarded from the vesting resulted in an increase in shares outstanding of 18,079. There was a cash equivalent of 15,621 shares used to pay all applicable taxes on the transactions.  There were no such transactions during the six months ended June 30, 2017. Stock grant activity is indicated below:

		Weighted Average
	Shares	Stock Price
Non-vested stock awards—January 1, 2017	55,775	$25.63
Granted	500	34.00
Forfeited	90	23.99
Vested	-	-
Non-vested stock awards—June 30, 2017	56,185	$25.70

		Weighted Average
	Shares	Stock Price
Non-vested stock awards—January 1, 2016	77,255	$22.71
Granted	3,000	28.75
Forfeited	-	-
Vested	33,700	23.66
Non-vested stock awards—June 30, 2016	46,555	$22.42

NOTE 9:  INCOME TAXES

As of June 30, 2017, DNB had no material unrecognized tax benefits or accrued interest and penalties. It is DNB’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.  Federal and state tax years 2013 through 2016 were open for examination as of June 30, 2017.

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

The following table summarizes the assets at June 30, 2017 and December 31, 2016 that are recognized on DNB’s statement of financial condition using fair value measurement determined based on the differing levels of input:

	June 30, 2017

(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities:
US Government agency obligations	$-	$53,079	$-	$53,079
GSE mortgage-backed securities	-	31,132	-	31,132
Collateralized mortgage obligations GSE	-	12,884	-	12,884
Corporate bonds	-	10,888	-	10,888
State and municipal tax-exempt	-	1,917	-	1,917
Total	$-	$109,900	$-	$109,900

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$1,867	$1,867
OREO and other repossessed property	-	-	1,175	1,175
Total	$-	$-	$3,042	$3,042

	December 31, 2016

(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities:
US Government agency obligations	$-	$52,309	$-	$52,309
GSE mortgage-backed securities	-	30,140	-	30,140
Collateralized mortgage obligations GSE	-	12,573	-	12,573
Corporate bonds	-	15,180	-	15,180
State and municipal tax-exempt	-	4,956	-	4,956
Asset-backed security	-	26	-	26
Total	$-	$115,184	$-	$115,184

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$1,538	$1,538
OREO and other repossessed property	-	-	2,485	2,485
Total	$-	$-	$4,023	$4,023

The following table presents additional information about assets measured at fair value on a nonrecurring basis and for which DNB has utilized Level 3 inputs to determine fair value:

June 30, 2017
Quantitative Information about Level 3 Fair Value Measurement

	Fair Value	Valuation		Range
(Dollars in thousands)	Estimate	Techniques	Unobservable Input	(Weighted Average)
Impaired loans - Residential mortgage	$171	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loans - Commercial term	1,489	Appraisal of	Appraisal adj. (2)	0%	to	-50%	(-7%)
		collateral (1)	Disposal costs (2)	0%	to	-9%	(-8%)
Impaired loans - Consumer other	207	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loan total	$1,867
Other real estate owned	$1,175		Disposal costs (2)	8%	to	8%	(-8%)
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

Impaired loans.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $7.5 million at June 30, 2017. Of this, $445,000 had specific valuation allowances of $67,000, leaving a fair value of $387,000 as of June 30, 2017.  In addition, DNB had $1.9 million in impaired loans that were partially charged down by $406,000, leaving $1.5 million at fair value as of June 30, 2017. Impaired loans had a carrying amount of $8.6 million at December 31, 2016. Of this, $1.9 million had specific valuation allowances of $334,000, leaving a fair value of $1.5 million at December 31, 2016.  DNB did not have any impaired loans that were partially charged down during the year ended December 31, 2016.

Other Real Estate Owned & other repossessed property.  Other real estate owned (“OREO”) consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets are classified as OREO and other repossessed property are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. DNB had $5.4 million of such assets at June 30, 2017, $5.2 million of which was OREO and $107,000 was in other repossessed property. DNB had $2.8 million of such assets at December 31, 2016, which consisted of $2.6 million in OREO and $191,000 in other repossessed property. Subsequent to the repossession of these assets, DNB wrote down the carrying value of one OREO property by $102,000 to $1.2 million during the six month period ended June 30, 2017.  DNB did not write down the carrying values of OREO during the six month period ended June 30, 2016.

DNB's policy is to recognize transfer between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Level 1 and 2 for the six months ended June 30, 2017.

Below is management’s estimate of the fair value of all financial instruments, whether carried at cost or fair value on the Company’s consolidated balance sheet. The carrying amounts and fair values of financial instruments at June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$36,189	$36,189	$36,189	$-	$-
AFS investment securities	109,900	109,900	-	109,900	-
HTM investment securities	67,249	67,388	-	65,388	2,000
Restricted stock	6,566	6,566	-	6,566	-
Loans, net of allowance, including impaired	811,258	791,963	-	-	791,963
Accrued interest receivable	3,558	3,558	-	3,558	-
Financial liabilities
Deposits:
Non-interest-bearing deposits	181,529	181,529	-	181,529	-
Interest-bearing deposits	534,609	534,609	-	534,609	-
Time deposits	147,110	146,425	-	146,425	-
Brokered deposits	29,811	30,659	-	30,659	-
Repurchase agreements	15,700	15,700	-	15,700	-
FHLBP advances	49,869	49,845	-	49,845	-
Junior subordinated debentures and other borrowings	9,279	9,012	-	9,012	-
Subordinated debt	9,750	11,295	-	11,295	-
Accrued interest payable	552	552	-	552	-
Off-balance sheet instruments	-	-	-	-	-

	December 31, 2016

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$22,103	$22,103	$22,103	$-	$-
AFS investment securities	115,184	115,184	-	115,184	-
HTM investment securities	67,022	66,124	-	64,124	2,000
Restricted stock	5,381	5,381	-	5,381	-
Loans, net of allowance, including impaired	812,156	792,190	-	-	792,190
Accrued interest receivable	3,567	3,567	-	3,567	-
Financial liabilities
Deposits:
Non-interest-bearing deposits	173,467	173,467	-	173,467	-
Interest-bearing deposits	495,178	495,178	-	495,178	-
Time deposits	187,256	186,012	-	186,012	-
Brokered deposits	29,286	28,873	-	28,873	-
Repurchase agreements	11,889	11,889	-	11,889	-
FHLBP advances	55,332	54,734	-	54,734	-
Junior subordinated debentures and other borrowings	9,279	8,637	-	8,637	-
Subordinated debt	9,750	10,493	-	10,493	-
Accrued interest payable	534	534	-	534	-
Off-balance sheet instruments	-	-	-	-	-
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

Deposits The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate money market accounts, savings accounts, and interest checking accounts approximate their fair values at the reporting date. Fair values for fixed-rate CDs and brokered deposits (all of which are CDs) are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits. Of the $29.8 million in brokered deposits at June 30, 2017,  $2.5 million matures in 2017, $4.0 million matures in 2018, $5.9 million matures in 2019, $7.3 million matures in 2020, $5.0 million matures in 2021, and $5.1 million matures in 2022.

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

Off-balance-sheet Instruments (Disclosed at Cost)  Off-balance-sheet instruments are primarily comprised of loan commitments, which are generally priced at market at the time of funding. Fees on commitments to extend credit and stand-by letters of credit are deemed to be immaterial and these instruments are expected to be settled at face value or expire unused. It is impractical to assign any fair value to these instruments. At June 30, 2017, un-funded loan commitments totaled $178.3 million and stand-by letters of credit totaled $3.2 million. At December 31, 2016, un-funded loan commitments totaled $185.8 million and stand-by letters of credit totaled $2.8 million.

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

Strategic Plan Update.  Net income was $2.3 million or $0.53 per diluted share, for the quarter ended June 30, 2017, compared with $1.1 million, or $0.39 per diluted share for the same quarter last year. The net interest margin for the quarter ended June 30, 2017 was 3.59%, compared to 3.08% for the same period in 2016. This increase is primarily due to the acquisition of East River Bank, and includes purchase accounting fair value accretion. The composite cost of funds for the quarter ended June 30, 2017 was 0.56%, compared to 0.41% for the same period in 2016. The increase in the composite cost of funds was due largely to the acquisition of East River Bank in the fourth quarter of 2016, coupled with a 75 basis points increase in the federal funds rate, which has impacted the rates DNB pays on the majority of non-maturity deposit accounts. The allowance for credit losses at June 30, 2017 was $5.3 million compared to $5.4 million at December 31, 2016. The allowance as a percentage of total loans and leases was 0.65% at June 30, 2017, compared to 0.66% at December 31, 2016. The level of non-performing loans to total loans decreased to 0.84% as of June 30, 2017, as compared to 1.04% at December 31, 2016.

DNB’s most significant revenue source continues to be net interest income, defined as total interest income less total interest expense, which accounted for approximately 88% of total revenue during the second quarter of 2017. To produce net interest income and consistent earnings growth over the long-term, DNB must generate loan and deposit growth at acceptable economic spreads within its market area. To generate and grow loans and deposits, DNB must focus on a number of areas including, but not limited to, the economy, branch expansion, sales practices, customer satisfaction and retention, competition, customer behavior, technology, product innovation and credit performance of its customers.

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

MATERIAL CHALLENGES, RISKS AND OPPORTUNITIES

The following is a summary of material challenges, risks and opportunities DNB has faced during the six month period ended June 30, 2017:

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

The largest component of DNB’s total income is net interest income, and the majority of DNB’s financial instruments are comprised of interest rate-sensitive assets and liabilities with various terms and maturities.  The primary objective of management is to maximize net interest income while minimizing interest rate risk.  Interest rate risk is derived from timing differences in the re-pricing of assets and liabilities, loan prepayments, deposit withdrawals, and differences in lending and funding rates.  The ALCO actively seeks to monitor and control the mix of interest rate-sensitive assets and interest rate-sensitive liabilities. One measure of interest rate risk is net interest income simulation analysis.  The ALCO utilizes simulation analysis, whereby the model estimates the variance in net interest income with a change in interest rates of plus or minus 200, 300, and 400 basis points in addition to four yield curve twists over a twenty-four-month period.

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

Material Trends and Uncertainties.

DNB reported net income available to common stockholders of $2.3 million, or $0.53 per diluted share, for the quarter ending June 30, 2017, compared with $1.1 million, or $0.39 per diluted share, for the same quarter, last year.

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

Aggregate business activity in the Third District grew slightly over the July 12, 2017 Beige Book reporting period--a retreat from modest growth that had occurred during the May 31, 2017 reporting period. Manufacturing continued at a moderate pace of growth, while nonfinancial services, new home sales, and tourism continued to grow modestly. However, auto sales and construction activity exhibited essentially no growth, if not a slight decline, and non-auto retail sales declined modestly. On balance, employment and wages continued to grow at a modest pace, while prices edged only slightly higher. Overall, firms appear to have lowered their expectations to modest growth over the next six months.

Homebuilders generally reported a slight decline in activity, following moderate growth in the May 31, 2017 reporting period. Brokers in most major Third District housing markets continued to report modest growth of existing home sales, but no increase of inventories. In the Greater Philadelphia area, pending sales of houses that were under contract, dropped slightly. Overall, existing home prices continued to edge up with some variance across markets and price categories.

The Federal Reserve’s nonresidential real estate contacts reported essentially no change in construction activity, which had grown modestly during the May 31, 2017 reporting period, although individual markets do vary by sector and geography. Leasing activity continued to exhibit little change overall. Rents were rising nearly everywhere for industrial/warehouse space and the Federal Reserve’s contacts noted strong demand and stated that new buildings continue to lease up before completion.

Third District financial firms reported slight growth of overall loan volumes, excluding credit cards, which was a bit slower than the modest growth that had occurred during the May 31, 2017 Beige Book period. Commercial real estate loans and auto loans exhibited strong growth in loan volume; in contrast, mortgages and home equity loan volumes were essentially flat, while commercial and industrial loan volumes declined. Credit card volumes are highly seasonal but have grown over the year at a modest rate and grew during the July 12, 2017 Beige Book period at a robust pace similar to the change observed over the same period last year. The Federal

Reserve’s banking contacts tended to describe the economy as stable and their loan portfolios as healthy with low delinquencies and few areas of concern.

Third District manufacturers reported moderate growth in general activity; however, the pace eased off once more. During the May 31, 2017 period, the pace of new orders lessened; during the July 12, 2017 period, the pace of shipments slowed. Still, the pace of activity appears somewhat stronger than what is typical of expansionary periods in the Third District. The makers of paper products, chemicals, fabricated metal products, and industrial machinery continued to note gains in activity; these were joined by gains reported by the makers of electronic products. Firms reporting to the Federal Reserve in the primary metal sector noted reductions of new orders and shipments. Generally, the Federal Reserve’s manufacturing contacts continued to expect growth over the next six months; however, the percentage of firms expecting future increases edged down slightly for employment, capital expenditures, and general activity.

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

The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Corporation and the Bank under the final rules effective as of January 1, 2015: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer was 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

The final rules implemented revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that no longer qualify as Tier 1 capital, some of which will be phased out over time. However, the final rules provided that small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes the Corporation) were able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.

The final rules also contained revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions took effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

The final rules set forth certain changes for the calculation of risk-weighted assets, which have been required to be utilized since January 1, 2015. The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets. Based on our current capital composition and levels, we believe that we are in compliance with the requirements as set forth in the final rules presently in effect.

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

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Consolidated Statements of Financial Condition, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Amounts subject to significant estimates are items such as the allowance for credit losses and lending related commitments, the fair value of repossessed assets, pension and post-retirement obligations, the fair value of financial instruments, other-than-temporary impairments of investment securities, the valuation of assets acquired and liabilities assumed in business combinations, and the valuations of goodwill for impairment. Among other effects, such changes could result in future impairments of investment securities, and establishment of allowances for credit losses and lending related commitments as well as increased benefit plans’ expenses.  The comparability of the results of operations for the periods ended June 30, 2017 compared to June 30, 2016, in general, have been impacted by the acquisition of ERB on October 1, 2016.  The assets and liabilities of ERB were recorded on the consolidated satement of financial condition at their established fair value as of October 1, 2016, and their results of operations have been included in the consolidated income statement since that date

The notes to DNB's most recent Consolidated Financial Statements as set forth in DNB's Annual Report 10-K identify other significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of DNB and its results of operations.

FINANCIAL CONDITION

DNB's total assets were $1.08 billion at June 30, 2017, compared to $1.07 billion at December 31, 2016.  The $10.8 million increase in total assets was primarily attributable to a $14.1 million increase in cash and cash equivalents, a $2.6 million increase in other real estate owned and other repossessed property, offset by a $5.1 million decrease in investment securities and a $898,000 decrease in net loans.

Investment Securities. Investment securities, including restricted stock, at June 30, 2017 were $183.7 million, compared to $187.6 million at December 31, 2016. The $3.9 million decrease in investment securities and restricted stock was primarily due to $18.6 million in sales, principal pay-downs, calls and maturities, offset by $13.5 million in purchases of investment securities and $1.2 million increase in restricted stock.

Gross Loans. DNB’s loans decreased  $1.0 million to $816.5 million at June 30, 2017, compared to $817.5 million at December 31, 2016. Total commercial loans increased  $2.7 million, while consumer loans decreased  $2.7 million and residential loans decreased $949,000.

Deposits. Deposits were $893.1 million at June 30, 2017, compared to $885.2 million at December 31, 2016.  Deposits increased $7.9 million or 0.89% during the six month period ended June 30, 2017. Core deposits, which are comprised of demand, NOW, money markets and savings accounts, increased by $47.5 million, while time deposits decreased by $40.1 million and brokered deposits increased by $525,000.

Borrowings. Borrowings were $85.0 million at June 30, 2017, compared to $86.7 million at December 31, 2016.  The decrease of $1.7 million or 1.9% was primarily due to a $5.5 million decrease in FHLBP advances offset by a $3.8 million increase in repurchase agreements.

Stockholders’ Equity. Stockholders' equity was $99.4 million at June 30, 2017, compared to $94.8 million at December 31, 2016. The increase in stockholders’ equity was primarily a result of year-to-date earnings of $4.7 million,  sales of treasury shares totaling $253,000, restricted stock compensation expense of $214,000, and $154,000 of other comprehensive income. These additions to stockholders’ equity were partially offset by taxes on exercise of stock options of $187,000 and $596,000 of dividends paid on DNB’s common stock.

RESULTS OF OPERATIONS

SUMMARY

Net income for the three and six month periods ended June 30, 2017 was $2.3 million and $4.7 million compared to $1.1 million and $2.7 million for the same periods in 2016.  The comparability of the results of operations for the three month period ended March 31, 2017 compared to the same period in 2016, in general, have been impacted by the acquisition of ERB on October 1, 2016.  Diluted earnings per share for the three and six month periods ended June 30, 2017 were $0.53 and $1.10 compared to $0.39 and $0.93 for the same periods in 2016. The $1.2 million increase in net income in the second quarter of 2017 compared to the second quarter of 2016 was primarily attributable to a $3.4 million increase in net interest income after provision (primarily due to interest and fees on loans) and a $35,000 increase in non-interest income, offset by a $368,000 increase in income tax expense and a $1.9 million increase in non-interest expense (primarily due to salary and employee benefits). The $2.1 million increase in net income during the six month period ended June 30, 2017 compared to the six month period ended June 30, 2016 was primarily attributable to a $7.2 million increase in net interest income after provision (primarily due to interest and fees on loans), offset by a $915,000 increase in income tax expense, a $988,000 decrease in non-interest income (primarily due to significantly higher gains on insurance proceeds in 2016), and a $3.2 million increase in non-interest expense (primarily due to salary and employee benefits).

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

Net interest income for the three and six month periods ended June 30, 2017 was $9.3 million and $18.5 million, compared to $5.5 million and $10.9 million for the same periods in 2016. Interest income for the three and six month period ended June 30, 2017 was $10.7 million and $21.2 million, compared to $6.2 million and $12.3 million for the same periods in 2016.  The $4.5 million increase in interest income in the second quarter of 2017 compared to the second quarter of 2016 was primarily due to a 67.3%  increase in total average loans and a 0.51% increase in the net interest margin to 3.59% for the three month period ended June 30, 2017, compared to 3.08% for the same period in 2016. The $8.9 million increase in the six months ended June 30, 2017 compared the same period in 2016 was primarily due to a 68.0% increase in total average loans and a 0.51% increase in the net interest margin to 3.63% for the six month period ended June 30, 2017, compared to 3.12% for the same period in 2016. The main driver for the increase in both volume and rate was the East River Bank (“ERB”) acquisition, which took place October 1, 2016. For the three and six month period ended June 30, 2017, the weighted average yield on total interest-earning assets was 4.12% and 4.14%, which included purchase accounting adjustments of $443,000 and $1.1 million, respectively.  Interest expense for the three and six month periods ended June 30, 2017 was $1.4 million and $2.6 million, compared to $708,000 and $1.4 million for the same periods in 2016. The composite cost of funds for the three and six month period ended June 30, 2017 was 0.56% and 0.54%, compared to 0.40%  and 0.41% for the same periods in 2016.

Interest on loans was $9.6 million and $19.1 million for the three and six month periods ended June 30, 2017, compared to $5.1 million and $10.2 million for the same periods in 2016. The average balance of loans was $817.1 million with an average yield of 4.68% for the second quarter of 2017, compared to $488.4 million with an average yield of 4.21% for the same period in 2016.  The average balance of loans was $816.1 million with an average yield of 4.69% for the six months ended June 30, 2017, compared to $485.8 million with an average yield of 4.22% for the same period in 2016. The increases in average balance and average yield were attributable to the acquisition of ERB effective October 1, 2016.

Interest and dividends on investment securities was $993,000 and $1.9 million for the three and six month periods ended June 30, 2017, compared to $1.0 million and $2.1 million for the same periods in 2016. The average balance of investment securities was $183.4 million with a tax equivalent average yield of 2.42% for the second quarter of 2017, compared to $207.9 million with a tax equivalent average yield of 2.18% for the same period in 2016.  The average balance of investment securities was $185.3 million with a tax equivalent average yield of 2.36% for the six month period ended June 30, 2017, compared to $209.2 million with a tax equivalent average yield of 2.20% for the same period in 2016.

Interest on deposits was $995,000 and $1.9 million for the three and six month periods ended June 30, 2017, compared to $405,000 and $748,000 for the same periods in 2016. The average balance of deposits was $903.5 million with an average rate of 0.44% for the second quarter of 2017, compared to $637.8 million with an average rate of 0.25% for the same period in 2016.  The average balance of deposits was $893.5 million with an average rate of 0.42% for the six months ended June 30, 2017, compared to $626.5 million with an average rate of 0.24% for the same period in 2016. The increases in average balance and average rate were attributable to the acquisition of ERB on October 1, 2016, coupled with a 75 basis points increase in the federal funds rate, which has impacted the rates DNB pays on the majority of non-maturity deposit accounts.

Interest on borrowings was $387,000 and $772,000 for the three and six month periods ended June 30, 2017, compared to $303,000 and $610,000 for the same periods in 2016. The average balance of borrowings was $82.6 million with an average rate of 1.87% for the second quarter of 2017, compared to $58.6 million with an average rate of 2.07% for the same period in 2016.  The average balance of borrowings was $85.2 million with an average rate of 1.82% for the six months ended June 30, 2017, compared to $62.6 million with an average rate of 1.95% for the same period in 2016.

PROVISION FOR CREDIT LOSSES

To provide for known and inherent losses in the loan portfolios, DNB maintains an allowance for credit losses. Provisions for credit losses are charged against income to increase the allowance when necessary. Loan losses are charged directly against the allowance and recoveries on previously charged-off loans are added to the allowance. In establishing its allowance for credit losses, management considers the size and risk exposure of each segment of the loan portfolio, past loss experience, present indicators of risk such as delinquency rates, levels of non-accruals, the potential for losses in future periods, and other relevant factors. Management’s evaluation of criticized and classified loans generally includes reviews of borrowers of $100,000 or greater. Consideration is also given to examinations performed by regulatory agencies, primarily the Office of the Comptroller of the Currency (“OCC”). Based on reviews and analyses by regulators, additional allowances may be required in the future.

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

This analysis is intended to assess the potential for loss within the loan portfolio and to substantiate the adequacy of the allowance. Should the analysis indicate that the allowance is not adequate, management will recommend a provision expense be made in an amount equal to the shortfall derived. In establishing and reviewing the allowance for adequacy, emphasis has been placed on utilizing the methodology prescribed in OCC Bulletin 2006-47. Management believes that the following factors create a comprehensive system of controls in which management can monitor the quality of the loan portfolio. Consideration has been given to the following factors and variables which may influence the risk of loss within the loan portfolio:

•	Changes in the nature and volume of the portfolio and in the terms of loans;
•	Changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans;
•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations;
•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses;
•	Changes in the experience, ability, and depth of lending management and other relevant staff;
•	Changes in loan review methodology and degree of oversight by DNB’s Board of Directors;
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

There was a $585,000 and $910,000 provision made during the three and six months periods ended June 30, 2017, compared to $200,000 and $530,000 for the same periods in 2016. DNB’s percentage of allowance for credit losses to total loans was 0.65%  at June 30, 2017 compared to 0.66% and 1.06% at December 31, 2016 and June 30, 2016, respectively. The decline in this ratio from 1.06% at June 30, 2016 to 0.65% at June 30, 2017 was primarily due to the acquisition of ERB. Loans acquired in connection with the purchase of ERB have been recorded at fair value, in accordance with GAAP, and are based on an initial estimate of the expected cash flows, including a reduction for estimated credit losses, and without carryover of the respective portfolio’s historical allowance for credit losses. DNB will continually evaluate the loans acquired from ERB for additional impairment as part of our normal allowance review process. Net charge-offs were $1.0 million, $292,000, and $218,000 during the six months ended June 30, 2017, year ended December 31, 2016, and six months ended June 30,  2016, respectively. The percentage of net charge-offs to total average loans were 0.12%, 0.05%, and 0.04% for those same respective periods. Management believes that the allowance for credit losses is adequate, but continues to monitor it along with other performance metrics including those ratios related to non-performing loans. Management is not aware of any potential problem loans, which were accruing and current at June 30, 2017, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to DNB. Non-performing loans decreased  $1.6 million during the six month period ended June 30, 2017.  The ratio of the allowance for credit losses as a percentage of loans reflects management’s estimate of the level of inherent losses in the portfolio, which has been impacted by a slow economy, a weakened housing market and deterioration in income-producing properties.

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

As of June 30, 2017, DNB had $12.2 million of non-performing assets, which included $6.7 million of non-performing loans and $5.4 million of OREO and other repossessed assets. This compares to $11.3 million of non-performing assets at December 31, 2016 which included $8.5 million of non-performing loans and $2.8 million of OREO and other repossessed assets. Loans are reviewed for impairment in accordance with FASB ASC 310-10-35. Impaired loans can either be secured or unsecured, not including large groups of smaller balance loans that are collectively evaluated. Impairment is measured by the difference between the loan amount and the present value of the future cash flow discounted at the loan’s effective interest rate. Management measures loans for impairment by using the fair value of collateral for collateral dependent loans. In general, management reduces the amount of the appraisal by the estimated cost of acquisition and disposition of the underlying collateral and compares that adjusted value with DNB’s carrying value. DNB establishes a specific valuation allowance on impaired loans that have a collateral shortfall and/or cashflow shortfalls, including estimated costs to sell in comparison to the carrying value of the loan. Of the $7.5 million of impaired loans ($7.4 million of non-performing loans and $147,000 of performing TDRs) at June 30, 2017, $445,000 had valuation allowances of $67,000 and $7.1 million had no specific allowance. Of the $8.6 million of impaired loans at December 31, 2016, $1.9 million had valuation allowances of $334,000 and $6.7 million had no specific allowance. For those impaired loans that management determined that no specific valuation allowance was necessary, management has reviewed the present value of the future cash flows or the appraisal for each loan and determined that no valuation was necessary. During the quarter ended June 30, 2017, DNB recognized $740,000 in total charge-offs, $720,000 of which related to impaired loans. An impaired loan may not represent an expected loss.

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

Analysis of Allowance for Credit Losses

(Dollars in thousands)

	Six Months Ended	Year Ended	Six Months Ended
	June 30, 2017	December 31, 2016	June 30, 2016
Beginning balance	$5,373	$4,935	$4,935
Provisions	910	730	530
Loans charged off:
Residential mortgage	-	(206)	(206)
Commercial mortgage	(483)	(39)	-
Commercial:
Commercial term	(596)	(45)	(24)
Commercial construction	-	-	-
Lease financing	-	-	-
Consumer:
Home equity	-	-	-
Other	(10)	(21)	-
Total charged off	(1,089)	(311)	(230)
Recoveries:
Residential mortgage	2	13	8
Commercial mortgage	50	-	-
Commercial:
Commercial term	19	1	1
Commercial construction	-	1	1
Lease financing	1	3	1
Consumer:
Home Equity	-	-	-
Other	1	1	1
Total recoveries	73	19	12
Ending balance	$5,267	$5,373	$5,247

The following table sets forth the composition of DNB’s allowance for credit losses for the dates indicated.

Composition of Allowance for Credit Losses

(Dollars in thousands)

	June 30, 2017		December 31, 2016		June 30, 2016
		Percent of		Percent of		Percent of
		Loan Type		Loan Type		Loan Type
		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans
Residential mortgage	$245	11%	$349	11%	$314	6%
Commercial mortgage	2,634	56	2,531	57	2,370	56
Commercial:
Commercial term	625	14	709	15	891	22
Commercial construction	1,208	11	969	9	866	5
Consumer:
Home equity	189	7	196	7	191	10
Other	84	1	61	1	64	1
Unallocated	282	-	558	-	551	-
Total	$5,267	100%	$5,373	100%	$5,247	100%
Reserve for unfunded loan commitments	$340		$345		$190

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

Non-interest income for the three and six month periods ended June 30, 2017 was $1.4 million and $2.7 million, compared to $1.4 million and $3.7 million for the same periods in 2016. The $35,000 increase during the three months ended June 30, 2017 was mainly attributable to increases of $102,000 in other fees (mostly servicing fee income), $97,000 in gain on sale of loans, $51,000 in service charges on deposits (mostly NSF fees and business analysis charges), and $30,000 in wealth management. These increases were offset by decreases of $178,000 in gain on sale of investment securities and $67,000 in mortgage banking. The $988,000 decrease during the six months ended June 30, 2017 was mainly attributable to decreases of $1.1 million in gains on insurance proceeds (DNB received $1.15 million in gains on insurance proceeds in 2016 as a result of a fire at our West Chester offices that occurred during the second quarter of 2015),  $209,000 in gain on sale of investment securities, and $63,000 in mortgage banking. These decreases were offset by increases of $182,000 in other fees (mostly servicing fee income), $107,000 in service charges on deposits (mostly NSF fees and business analysis charges), $58,000 in gain on sale of loans, and $7,000 in wealth management.

NON-INTEREST EXPENSE

Non-interest expense for the three and six month periods ended June 30, 2017 was $7.1 million and $13.8 million, compared to $5.2 million and $10.6 million for the same periods in 2016. During the three months ended June 30, 2017, total non-interest expense increased by $1.9 million.  Compared to the three month period ended June 30, 2016, the increase in non-interest expense was largely due to the addition of ERB staff, offices and equipment as well as Core deposit intangible amortization expense. The increase was primarily due to increases of $1.0 million in salary and employee benefits, $272,000 in other expenses (mostly OREO expense, loss on sale or write-down of OREO, officer & employee expense, Visa debit charge-off expense, amortization of core deposit intangible, and director’s fees), $189,000 in occupancy (mostly office building rental expense), $163,000 in furniture and equipment (mostly maintenance agreements and depreciation), $123,000 in professional and consulting (mostly legal and 3rd party services), $111,000 in loss on sale or write down of OREO, $108,000 in advertising and marketing, $76,000 in PA shares tax, $29,000 in FDIC insurance, $27,000 in telecommunications, $26,000 in printing and supplies, and $6,000 in postage. These increases were partially offset by a decrease of $249,000 in due diligence and merger expense. During the six months ended June 30, 2017, total non-interest expense increased by $3.2 million. Compared to the six month period ended June 30, 2016, the increase in non-interest expense was largely due to the addition of ERB staff, offices and equipment as well as Core deposit intangible amortization expense. The increase was primarily due to increases of $1.5 million in salary and employee benefits, $548,000 in other expenses (mostly OREO expense, loss on sale of OREO, officer & employee expense, Visa debit charge-off expense, amortization of core deposit intangible, and director’s fees), $440,000 in occupancy (mostly office building rental expense), $330,000 in furniture and equipment (mostly maintenance agreements and depreciation), $207,000 in professional and consulting (mostly legal and 3rd party services), $139,000 in PA shares tax, $110,000 in loss on sale or write down of OREO, $95,000 in FDIC insurance, $91,000 in advertising and marketing, $56,000 in telecommunications, $43,000 in printing and supplies, and $20,000 in postage. These increases were partially offset by a decrease of $386,000 in due diligence and merger expense.

INCOME TAXES

Income tax expense for the three and six month periods ended June 30, 2017 was $746,000 and $1.8 million, compared to $378,000 and $858,000 for the same periods in 2016. The effective tax rate for the three and six month periods ended June 30, 2017 was 24.6% and 27.3% compared to 25.4%  and 24.4% for the same periods in 2016.  The effective tax rate for the six month period ended June 30, 2017 increased to 27.3%, primarily due to a smaller percentage of tax exempt items in relation to of our pre-tax income during the first six months of 2017 compared to the first six months of 2016. The effective tax rate for the three months ended June 30, 2017 decreased to 24.6% primarily due to the recording of the $153,000 tax benefit for exercise of stock options relating to ASU 2016-09. Income tax expense for each period differs from the amount determined at the statutory rate of 34.0% due to tax-exempt income on loans and investment securities, DNB's ownership of BOLI policies, and tax credits recognized on a low-income housing limited partnership.

ASSET QUALITY

DNB continues to work diligently to improve asset quality by adhering to strict underwriting standards and improving lending policies and procedures. Non-performing assets totaled $12.2 million at June 30, 2017 compared to $11.3 million at December 31, 2016 and $10.5 million at June 30, 2016. The non-performing loans to total loans ratio was 0.84% at June 30, 2017, 1.04% at December 31, 2016, and 1.54% at June 30, 2016. The non-performing assets to total assets ratio was 1.13% at June 30, 2017, 1.05% at December 31, 2016, and 1.38% at June 30, 2016. The allowance to non-performing loans ratio was 76.8% at June 30, 2017,  63.2% at December 31, 2016, and 69.1% at June 30, 2016.  These ratios have declined primarily due to the acquisition of ERB. Loans acquired in connection with the purchase of ERB have been recorded at fair value, in accordance with GAAP, and are based on an initial estimate of the expected cash flows, including a reduction for estimated credit losses, and without carryover of the respective portfolio’s historical allowance for credit losses. DNB will continually evaluate the loans acquired from ERB for additional impairment as part of our normal allowance review process. Non-performing assets have, and will continue to have, an impact on earnings; therefore management intends to continue working aggressively to reduce the level of such assets.

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

DNB’s Credit Policy Committee monitors the performance of the loan portfolio to identify potential problem assets on a timely basis. Committee members meet to design, implement and review asset recovery strategies, which serve to maximize the recovery of each troubled asset. As of June 30, 2017, DNB had $12.8 million of substandard loans. Of the $12.8 million, $5.4 million are performing and are believed to require supervision and review greater than loans rated pass or special mention; and may, depending on the economic environment and other factors, become non-performing assets in future periods. The amount of performing substandard loans at December 31, 2016 was $13.5 million. The majority of the loans are secured by commercial real estate, with lesser amounts being secured by residential real estate, inventory and receivables.

The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, and (iii) OREO as a result of foreclosure or voluntary transfer to DNB as well as other repossessed assets. In addition, the table sets forth DNB's asset quality and allowance coverage ratios at the dates indicated:

Non-Performing Assets

(Dollars in thousands)

	June 30, 2017	December 31, 2016	June 30, 2016
Non-accrual loans:
Residential mortgage	$1,815	$1,770	$1,772
Commercial mortgage	2,375	4,593	3,140
Commercial:
Commercial term	1,510	198	207
Commercial construction	447	1,242	1,524
Consumer:
Home equity	404	442	564
Other	311	256	222
Total non-accrual loans	6,862	8,501	7,429
Loans 90 days past due and still accruing	-	-	162
Total non-performing loans	6,862	8,501	7,591
Other real estate owned & other repossessed property	5,351	2,767	2,952
Total non-performing assets	$12,213	$11,268	$10,543
Asset quality ratios:
Non-performing loans to total loans	0.84%	1.04%	1.54%
Non-performing assets to total assets	1.13	1.05	1.38
Allowance for credit losses to:
Total loans	0.65	0.66	1.06
Non-performing loans	76.8	63.2	69.1

Troubled Debt Restructurings Loans whose terms are modified are classified as troubled debt restructurings (“TDR”) if DNB grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired. The recorded investments in troubled debt restructured loans at June, 2017 and December 31, 2016 are as follows:

	June 30, 2017
	Pre-Modification	Post-Modification
(Dollars in thousands)	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Residential mortgage	$754	$883	$709
Consumer:
Home equity	148	148	147
Other	40	42	39
Total	$942	$1,073	$895

	December 31, 2016
	Pre-Modification	Post-Modification
(Dollars in thousands)	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Residential mortgage	$754	$883	$726
Consumer:
Home equity	148	148	148
Other	40	42	40
Total	$942	$1,073	$914

At June 30, 2017, DNB had five TDRs with recorded investment totaling $895,000, one of which totaled $102,000, represented an accruing impaired home equity loan in compliance with the terms of the modification. The remaining $793,000 represents four loans that were nonaccrual impaired loans and resulted in collateral evaluations. As a result of the evaluations, specific reserves and charge-offs have been taken where appropriate. DNB recognized partial charge-offs totaling $151,000 on two residential loans prior to their restructuring and $2,000 to one consumer installment loan after its restructuring. DNB did not recognize any charge-off on the last remaining TDR. As of June 30, 2017, none of the TDRs are in default and are current with respect to their associated forbearance agreements. There were no defaults on TDRs during the three months ended June 30, 2017.

At December 31, 2016, DNB had five TDRs with recorded investment totaling $914,000, one of which totaled $102,000, represented an accruing impaired home equity loan in compliance with the terms of the modification. The remaining $812,000 represents four loans that were nonaccrual impaired loans and resulted in collateral evaluations. As a result of the evaluations, specific reserves and charge-offs have been taken where appropriate. As of December 31, 2016, DNB recognized partial charge-offs totaling $151,000 on two residential loans prior to their restructuring and $2,000 to one consumer installment loan after its restructuring. DNB did not recognize any charge-off on the last remaining TDR. As of December 31, 2016, there were no defaulted TDRs as all TDRs were current with respect to their associated forbearance agreements. There were no defaults on TDRs within twelve months of restructure during the six months ended June 30, 2016.

Impaired loans are measured for impairment using the fair value of the collateral for collateral dependent loans.  Information regarding impaired loans is presented as follows:

	At and For the	At and For the	At and For the
	Six Months Ended	Year Ended	Six Months Ended
(Dollars in thousands)	June 30, 2017	December 31, 2016	June 30, 2016
Total recorded investment	$7,528	$8,604	$7,531
Impaired loans with a specific allowance	445	1,872	1,578
Impaired loans without a specific allowance	7,083	6,732	5,953
Average recorded investment	7,987	6,669	5,895
Specific allowance allocation	67	334	297
Total principal and interest collected	331	852	101
Interest income recorded	4	4	2

LIQUIDITY AND CAPITAL RESOURCES

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes.  DNB’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding.  As part of its liquidity management, DNB maintains assets that comprise its liquidity, which totaled $121.4 million at June 30, 2017 compared to $101.4 million at December 31, 2016.  Liquidity includes investments and restricted stock, Federal funds sold and cash and due from banks, less the amount of securities required to be pledged for certain liabilities. DNB also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.

In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs.  Through these relationships, DNB had available credit of approximately $507.3 million at June 30, 2017.  As a member of the FHLB, we are eligible to borrow up to a specific credit limit which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of June 30, 2017,  DNB’s Maximum Borrowing Capacity with the FHLBP was $447.3 million. At June 30, 2017, DNB had borrowed $49.9 million and the FHLB had issued letters of credit, on DNB's behalf, totaling $90.0 million against its available credit lines. At June 30, 2017,  DNB also had available $60.0 million of unsecured federal funds lines of credit with other financial institutions as well as $164.0 million of available short or long term funding through the Certificate of Deposit Account Registry Service (CDARS) program and $178.6 million of available short or long term funding through Raymond James’ brokered CDs agreement. Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

At June 30, 2017, DNB had $178.3 million in un-funded loan commitments. Management anticipates these commitments will be funded by means of normal cash flows. Certificates of deposit greater than or equal to $250,000 scheduled to mature in one year or less from June 30, 2017 totaled $47.9 million. Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in cash and cash equivalents or by pay-downs and maturities of loans and investments.

The Corporation and the Bank have each met the definition of “well capitalized” for regulatory purposes on June 30, 2017.  The Bank’s capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of the Corporation’s or the Bank’s overall financial condition or prospects. The Corporation’s capital exceeds the FRB’s minimum leverage ratio requirements for bank holding companies (see additional discussion included in Note 17 of DNB’s December 31, 2016 Form 10-K).

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

The following table summarizes data and ratios pertaining to the Corporation and the Bank's capital structure.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes*		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation
June 30, 2017
Total risk-based capital	$109,967	13.15%	$77,333	9.250%	N/A	N/A
Common Equity Tier 1 capital	85,610	10.24	48,072	5.750	N/A	N/A
Tier 1 risk-based capital	94,610	11.32	60,613	7.250	N/A	N/A
Tier 1 (leverage) capital	94,610	8.80	43,007	4.000	N/A	N/A
December 31, 2016
Total risk-based capital	$105,669	12.50%	$72,924	8.625%	N/A	N/A
Common equity tier 1 capital	81,201	9.60	43,332	5.125	N/A	N/A
Tier 1 risk-based capital	90,201	10.67	56,014	6.625	N/A	N/A
Tier 1 (leverage) capital	90,201	8.42	42,864	4.000	N/A	N/A
DNB First, N.A.
June 30, 2017
Total risk-based capital	$108,081	12.95%	$77,182	9.250%	$93,870	11.25%
Common Equity Tier 1 capital	102,474	12.28	47,978	5.750	64,666	7.75
Tier 1 risk-based capital	102,474	12.28	60,494	7.250	77,182	9.25
Tier 1 (leverage) capital	102,474	9.54	42,957	4.000	53,697	5.00
December 31, 2016
Total risk-based capital	$103,094	12.22%	$72,785	8.625%	$84,388	10.00%
Common equity tier 1 capital	97,376	11.54	43,249	5.125	54,852	6.50
Tier 1 risk-based capital	97,376	11.54	55,907	6.625	67,511	8.00
Tier 1 (leverage) capital	97,376	9.09	42,830	4.000	53,537	5.00
*Capital conversion buffer of 1.25% and 0.625% included for June 30, 2017 and December 31, 2016, respectively.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes an Economic Value of Equity ("EVE") model. The EVE model measures the potential price risk of equity to changes in interest rates and factors in the optionality included on the balance sheet. EVE analysis is used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The EVE is likely to be different if rates change. Results falling outside prescribed ranges may require action by management. At June 30, 2017 and December 31, 2016, DNB's variance in the EVE as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the following table. The change as a percentage of the present value of equity with a 200 basis point increase was within DNB's negative 25% guideline at June 30, 2017 and December 31, 2016.

(Dollars in thousands)	June 30, 2017			December 31, 2016
Change in rates	Flat	-200bp	+200bp	Flat	-200bp	+200bp
EVE	$122,293	$107,249	$121,276	$118,298	$111,279	$114,771
Change		(15,044)	(1,017)		(7,019)	(3,527)
Change as % of assets		(1.4%)	(0.1%)		(0.7%)	(0.3%)
Change as % of PV equity		(12.3%)	(0.8%)		(5.9%)	(3.0%)

ITEM 4- CONTROLS AND PROCEDURES

DNB’s Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2017, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, Management has concluded that DNB’s current disclosure controls and procedures are effective.

Management of DNB is responsible for establishing and maintaining adequate internal control over financial reporting for DNB, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  There was no change in DNB’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, DNB’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended June 30, 2017. The following table provides information on repurchases by DNB of its common stock in each month of the quarter ended June 30, 2017:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	Per Share	or Programs	Programs (a)

April 1, 2017 – April 30, 2017	-	$-	-	$63,016

May 1, 2017 – May 31, 2017	-	-	-	$63,016

June 1, 2017 – June 30, 2017	-	-	-	$63,016

Total	-	$-	-	$63,016

On July 25, 2001, DNB authorized the buyback of up to 175,000 shares of its common stock over an indefinite period. On August 27, 2004, DNB increased the buyback from 175,000 to 325,000 shares of its common stock over an indefinite period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

19

ITEM 6. EXHIBITS

a) The following exhibits are filed or furnished herewith:

Exhibit Number	Description

2.1

Agreement and Plan of Merger by and between DNB Financial Corporation and East River Bank, dated as of April 4, 2016, filed as Exhibit 2.1 to Form 8-K on April 5, 2016 and incorporated herein by reference.

3.1	Amended and Restated Articles of Incorporation, as amended effective June 30, 2017, filed as Exhibit 3.1 to Form 8-K on July 3, 2017 and incorporated herein by reference.
3.2	Bylaws of the Registrant as amended January 27, 2016, filed as Exhibit 3.1 to Form 8-K on January 29, 2016 and incorporated herein by reference.
31.1	Rule 13a-14(a)/15d-14 (a) Certification of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a)/15d-14 (a) Certification of Chief Financial Officer, filed herewith.
32.1	Section 1350 Certification of Chief Executive Officer, filed herewith.
32.2	Section 1350 Certification of Chief Financial Officer, filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

overmber
DNB FINANCIAL CORPORATION

August 11, 2017	BY:	/s/ William J. Hieb
William J. Hieb, Chief Executive Officer, President and Director

August 11, 2017	BY:	/s/ Gerald F. Sopp
Gerald F. Sopp, Chief Financial Officer and Executive Vice President

Exhibit Number	Exhibit Index Description
2.1

Agreement and Plan of Merger by and between DNB Financial Corporation and East River Bank, dated as of April 4, 2016, filed as Exhibit 2.1 to Form 8-K on April 5, 2016 and incorporated herein by reference.

3.1	Amended and Restated Articles of Incorporation, as amended effective June 30, 2017, filed as Exhibit 3.1 to Form 8-K on July 3, 2017 and incorporated herein by reference.
3.2	Bylaws of the Registrant as amended January 27, 2016, filed as Exhibit 3.1 to Form 8-K on January 29, 2016 and incorporated herein by reference.
31.1	Rule 13a-14(a)/15d-14 (a) Certification of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a)/15d-14 (a) Certification of Chief Financial Officer, filed herewith.
32.1	Section 1350 Certification of Chief Executive Officer, filed herewith.
32.2	Section 1350 Certification of Chief Financial Officer, filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document