Form 10-Q
period 2017-09-30
DNB FINANCIAL CORP /PA/
filed 2017-11-13
CIK 713671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: September 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 Par Value) (Class)	4,268,833 (Shares Outstanding as of November 13, 2017)

DNB FINANCIAL CORPORATION AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

DNB Financial Corporation and Subsidiary

Consolidated Statements of Financial Condition (Unaudited)

	September 30,	December 31,
(Dollars in thousands, except share and per share data)	2017	2016
Assets
Cash and due from banks	$19,490	$22,103
Cash and cash equivalents	19,490	22,103
Available-for-sale investment securities at fair value (amortized cost of $109,262 and $116,830)	108,008	115,184
Held-to-maturity investment securities (fair value of $67,229 and $66,124)	67,140	67,022
Total investment securities	175,148	182,206
Loans held for sale	350	-
Loans	819,753	817,529
Allowance for credit losses	(5,594)	(5,373)
Net loans	814,159	812,156
Restricted stock	6,371	5,381
Office property and equipment, net	8,898	9,243
Accrued interest receivable	3,791	3,567
Other real estate owned & other repossessed property	4,916	2,767
Bank owned life insurance (BOLI)	9,487	9,552
Core deposit intangible	459	537
Goodwill	15,525	15,590
Net deferred taxes	4,855	5,250
Other assets	2,234	2,333
Total assets	$1,065,683	$1,070,685
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$198,399	$173,467
Interest-bearing deposits:
NOW	195,455	224,219
Money market	217,870	184,783
Savings	81,030	86,176
Time	136,759	187,256
Brokered deposits	41,815	29,286
Total deposits	871,328	885,187
Federal Home Loan Bank of Pittsburgh (FHLBP) advances	51,047	55,332
Repurchase agreements	15,383	11,889
Junior subordinated debentures	9,279	9,279
Subordinated debt	9,750	9,750
Other borrowings	379	418
Total borrowings	85,838	86,668
Accrued interest payable	461	534
Other liabilities	6,172	3,456
Total liabilities	963,799	975,845
Stockholders’ Equity
Common stock, $1.00 par value;
20,000,000 shares authorized; 4,343,616 and 4,334,352 issued, respectively; 4,262,721 and 4,240,778 outstanding, respectively	4,373	4,351
Treasury stock, at cost; 80,895 and 93,574 shares, respectively	(1,502)	(1,730)
Surplus	69,260	68,973
Retained earnings	31,763	25,520
Accumulated other comprehensive loss	(2,010)	(2,274)
Total stockholders’ equity	101,884	94,840
Total liabilities and stockholders’ equity	$1,065,683	$1,070,685

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share and per share data)	2017	2016	2017	2016
Interest Income:
Interest and fees on loans	$9,994	$5,218	$29,089	$15,377
Interest and dividends on investment securities:
Taxable	721	716	2,175	2,150
Exempt from federal taxes	236	316	714	944
Interest on cash and cash equivalents	38	27	166	91
Total interest and dividend income	10,989	6,277	32,144	18,562
Interest Expense:
Interest on NOW, money market and savings	606	230	1,678	588
Interest on time deposits	307	139	921	396
Interest on brokered deposits	160	81	346	214
Interest on FHLB advances	185	92	522	276
Interest on repurchase agreements	8	9	21	30
Interest on junior subordinated debentures	99	89	286	254
Interest on subordinated debt	104	104	311	311
Interest on other borrowings	14	16	42	49
Total interest expense	1,483	760	4,127	2,118
Net interest income	9,506	5,517	28,017	16,444
Provision for credit losses	375	100	1,285	630
Net interest income after provision for credit losses	9,131	5,417	26,732	15,814
Non-interest Income:
Service charges	282	280	936	827
Wealth management	411	393	1,256	1,231
Mortgage banking	62	76	112	189
Increase in cash surrender value of BOLI	55	56	165	166
Gain on sale of investment securities, net	-	197	25	431
Gain on sale of loans	35	-	132	39
Gains from insurance proceeds	-	30	80	1,180
Other fees	426	337	1,293	1,022
Total non-interest income	1,271	1,369	3,999	5,085
Non-interest Expense:
Salaries and employee benefits	3,926	2,817	11,291	8,636
Furniture and equipment	525	422	1,526	1,093
Occupancy	631	524	2,006	1,459
Professional and consulting	485	306	1,334	948
Advertising and marketing	135	111	575	460
Printing and supplies	47	36	183	129
FDIC insurance	161	73	506	323
PA shares tax	219	157	677	476
Telecommunications	87	63	265	185
Postage	21	28	83	70
Loss on sale or write down of OREO, net	7	160	121	164
Due diligence and merger expense	-	1,498	77	1,961
Other expenses	746	509	2,175	1,390
Total non-interest expense	6,990	6,704	20,819	17,294
Income before income tax expense	3,412	82	9,912	3,605
Income tax expense	1,001	81	2,774	939
Net income	$2,411	$1	$7,138	$2,666
Earnings per common share:
Basic	$0.57	$0.00	$1.68	$0.94
Diluted	$0.56	$0.00	$1.66	$0.93
Cash dividends per common share	$0.07	$0.07	$0.21	$0.21
Weighted average common shares outstanding:
Basic	4,262,165	2,853,080	4,255,520	2,844,780
Diluted	4,296,371	2,885,799	4,287,745	2,879,240

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Net income	$2,411	$1	$7,138	$2,666
Other Comprehensive Income (Loss):
Unrealized holding gains (losses) arising during the period
Before tax amount	165	(288)	401	1,786
Tax effect	(56)	99	(136)	(607)
	109	(189)	265	1,179
Accretion of discount on AFS to HTM reclassification(1)
Before tax amount	1	6	8	9
Tax effect(2)	-	(2)	(3)	(3)
	1	4	5	6
Less reclassification for gains on sales of AFS investment securities included in net income(3)
Before tax amount	-	(176)	(9)	(410)
Tax effect(2)	-	59	3	139
	-	(117)	(6)	(271)
Total other comprehensive income (loss)	110	(302)	264	914
Total comprehensive income (loss)	$2,521	$(301)	$7,402	$3,580
(1) Amounts are included in interest and dividends on investment securities in the consolidated statements of income.
(2) Amounts are included in income tax expense in the consolidated statements of income.
(3) Amounts are included in "Gain on sale of investment securities, net" in the consolidated statements of income.

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

					Accumulated
					Other
	Common	Treasury		Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at January 1, 2017	$4,351	$(1,730)	$68,973	$25,520	$(2,274)	$94,840
Net income for nine months ended September 30, 2017	-	-	-	7,138	-	7,138
Other comprehensive income	-	-	-	-	264	264
Restricted stock compensation expense	13	-	308	-	-	321
Exercise of stock options (9,264 shares)	9	-	(9)	-	-	-
Taxes on exercise of stock options	-	-	(189)	-	-	(189)
Cash dividends - common ($0.21 per share)	-	-	-	(895)	-	(895)
Sale of treasury shares to 401(k) (8,366 shares)	-	151	62	-	-	213
Sale of treasury shares to deferred comp. plan (4,313 shares)	-	77	115	-	-	192
Balance at September 30, 2017	$4,373	$(1,502)	$69,260	$31,763	$(2,010)	$101,884

					Accumulated
					Other
	Common	Treasury		Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at January 1, 2016	$2,955	$(2,015)	$35,097	$21,436	$(1,985)	$55,488
Net income for nine months ended September 30, 2016	-	-	-	2,666	-	2,666
Other comprehensive income	-	-	-	-	914	914
Restricted stock compensation expense (18,079 shares vested)	36	-	765	-	-	801
Taxes on share award vest	(16)	-	(421)	-	-	(437)
Tax benefit for restricted stock vest	-	-	64	-	-	64
Cash dividends - common ($0.21 per share)	-	-	-	(598)	-	(598)
Sale of treasury shares to 401(k) (7,111 shares)	-	130	68	-	-	198
Sale of treasury shares to deferred comp. plan (4,404 shares)	-	80	41	-	-	121
Balance at September 30, 2016	$2,975	$(1,805)	$35,614	$23,504	$(1,071)	$59,217

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2017	2016
Cash Flows From Operating Activities:
Net income	$7,138	$2,666
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	1,253	1,178
Provision for credit losses	1,285	630
Stock based compensation	321	801
Net gain on sale of securities	(25)	(431)
Net loss on sale or write down of OREO and other repossessed property	121	164
Gain on insurance proceeds	(80)	(1,180)
Earnings from investment in BOLI	(165)	(166)
Deferred tax expense (benefit)	260	(330)
Proceeds from sales of mortgage loans	3,698	8,200
Mortgage loans originated for sale	(3,936)	(8,011)
Mortgage banking income	(112)	(189)
Proceeds from sales of loans	2,142	525
Loans originated for sale	(2,010)	(486)
Gain on sale of loans	(132)	(39)
Increase in accrued interest receivable	(224)	(229)
Decrease (increase) in other assets	101	(6,505)
Decrease in accrued interest payable	(73)	(16)
Increase in other liabilities	2,716	1,439
Net Cash Provided By (Used In) Operating Activities	12,278	(1,979)
Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Sales	3,030	43,913
Maturities, repayments and calls	19,318	50,660
Purchases	(15,093)	(62,646)
Activity in held-to-maturity securities:
Sales	737	757
Maturities, repayments and calls	641	6,864
Purchases	(1,407)	(13,507)
Net increase in restricted stock	(990)	(176)
Net increase in loans	(6,074)	(27,979)
Proceeds from insurance	-	1,180
Death benefit proceeds	310	-
Purchases of property and equipment	(576)	(2,892)
Costs capitalized in OREO and other repossessed property	(15)	(954)
Proceeds from sale of OREO and other repossessed property	596	432
Net Cash Provided By (Used In) Investing Activities	477	(4,348)
Cash Flows From Financing Activities:
Net (decrease) increase in deposits	(13,859)	39,268
Repayment of FHLBP advances	(24,133)	(10,000)
Funding of FHLBP advances	19,848	-
Net increase (decrease) in repurchase agreements	3,494	(12,933)
Repayment of other borrowings	(39)	(33)
Dividends paid	(895)	(598)
Taxes on exercise of stock options	(189)	(437)
Tax benefit for stock option exercises	-	64
Sale of treasury stock	405	319
Net Cash (Used in) Provided by Financing Activities	(15,368)	15,650
Net Change in Cash and Cash Equivalents	(2,613)	9,323
Cash and Cash Equivalents at Beginning of Period	22,103	21,119
Cash and Cash Equivalents at End of Period	$19,490	$30,442
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$4,200	$2,134
Income taxes	2,536	875
Supplemental Disclosure of Non-cash Flow Information:
Net decrease in goodwill	65	-
Transfers from loans to real estate owned and other repossessed property	2,851	-

See accompanying notes to unaudited consolidated financial statements.

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, DNB First, National Association (the "Bank") have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior amounts not affecting net income are reclassified when necessary to conform to current period classifications. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results which may be expected for the entire year.  The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2016.

Subsequent Events-- Management has evaluated events and transactions occurring subsequent to September 30, 2017 for items that should potentially be recognized or disclosed in these Consolidated Financial Statements. The evaluation was conducted through the date these financial statements were issued.

Recent Accounting Pronouncements-

Accounting Developments Affecting DNB

In May 2014, the FASB issued ASU No. 2014-09, ‘‘Revenue from Contracts with Customers (Topic 606).’’ The updated standard is a new comprehensive revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year. During 2016 and 2017, the FASB issued ASU Nos. 2016-10, 2016-12, 2016-20, and 2017-13 that provides additional guidance related to the identification of performance obligations within a contract, assessing collectability, contract costs, and other technical corrections and improvements. ASU 2014-09 will become effective for the Company for the annual period beginning after December 15, 2017, and for interim periods within the annual period. ASU 2014-09 allows for either full retrospective or modified retrospective adoption.

DNB is determining the anticipated effects of these ASUs on the Consolidated Financial Statements and related disclosures. Interest income on the Consolidated Statement of Operations is excluded from the scope of ASU 2014-09. DNB is in the process of evaluating non-interest income on the Consolidated Statement of Operations to determine if the revenue streams are in the scope of the new standards, and to analyze the effect of any differences expected with implementation. DNB’s process of analyzing non-interest income revenue streams will include the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The evaluation of non-interest income revenue streams includes service charges on deposit accounts, card fees, other charges and fees, investment banking income, trust and investment, retail investment services, and other income. The Company also continues to evaluate the related changes to disclosures that may be required, which are expected to be significant. Based on the principal versus agent guidance included within the new standards, reclassifications will be made to net certain expenses and revenue for DNB Investment Management and Trust services. These reclassifications are not expected to affect net income. Otherwise, DNB’s continuing evaluation has not identified significant expected changes to the recognition of revenue at this time.

DNB plans to adopt the standards beginning January 1, 2018 and expects to use the modified retrospective method of adoption. Although the new revenue standards are not expected to have a significant impact on our prior year or ongoing net income, changes to our processes related to revenue recognition and the control activities within them will be implemented effective January 1, 2018. This includes the development of new controls based on the five-step model in the standards and gathering of information required for disclosures. DNB’s revenue has been more significantly weighted towards net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the new standard. DNB is continuing to assess its revenue streams and reviewing its contracts with customers that are potentially affected by the new guidance including wealth and asset management revenue, fees on deposits, gains and losses on the sale of other real estate owned, credit and debit card interchange fees.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. In particular, the guidance revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The guidance also amends certain disclosure requirements associated with fair value of financial instruments. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. As of September 30, 2017, DNB did not hold any equity investments (excluding restricted investments in bank stocks).  DNB does not expect to make significant purchases of equity investments; therefore, the adoption of this ASU is not expected to be material to DNB's consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. DNB has determined that upon the adoption of ASU 2016-02 we will be required to recognize a right-of-use asset and a corresponding liability based on the then present value of such obligation. DNB has not yet determined the impact ASU 2016-02 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, this ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods therein. Accordingly, effective January of 2017, DNB adopted the pronouncement.  The adoption of this pronouncement was immaterial to DNB’s consolidated financial statements. During the three and nine month periods ended September 30, 2017, DNB had a $2,000 and $155,000 tax benefit for stock option exercises, respectively.

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

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, under the amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value with its carrying amount. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount when measuring the goodwill impairment loss, if applicable. The update also eliminated the requirements for zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendments are effective for public business entities for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. DNB will not early adopt this ASU for its annual goodwill impairment test,  and will conduct a qualitative test (step zero) as of October 1, 2017.  The adoption of this ASU is not expected to have a material impact on DNB’s consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718):  Scope of Modification Accounting; (“ASU 2017-09”).  ASU 2017-09 provides clarity by offering guidance on the scope of modification accounting for share-based payment awards and gives direction on which changes to the terms or conditions of these awards require an entity to apply modification accounting.  Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions.  The guidance is effective prospectively for all companies for annual periods beginning on or after December 15, 2017. Early adoption is permitted.  DNB evaluated the impact of this guidance and does not anticipate a material impact to the consolidated financial statements at this time.

NOTE 2: INVESTMENT SECURITIES

The amortized cost and fair values of investment securities, as of the dates indicated, are summarized as follows:

		September 30, 2017
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$8,418	$242	$-	$8,660
Government Sponsored Entities (GSE) mortgage-backed securities	525	14	-	539
Corporate bonds	14,077	286	(4)	14,359
Collateralized mortgage obligations GSE	1,580	2	(15)	1,567
State and municipal taxable	1,007	-	(18)	989
State and municipal tax-exempt	41,533	65	(483)	41,115
Total	$67,140	$609	$(520)	$67,229

Available For Sale
US Government agency obligations	$53,311	$-	$(209)	$53,102
GSE mortgage-backed securities	30,270	-	(498)	29,772
Collateralized mortgage obligations GSE	12,678	-	(370)	12,308
Corporate bonds	11,009	9	(114)	10,904
State and municipal tax-exempt	1,994	-	(72)	1,922
Total	$109,262	$9	$(1,263)	$108,008

		December 31, 2016
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$8,224	$309	$-	$8,533
Government Sponsored Entities (GSE) mortgage-backed securities	1,440	38	-	1,478
Corporate bonds	12,825	230	(63)	12,992
Collateralized mortgage obligations GSE	1,966	2	(22)	1,946
State and municipal taxable	1,008	6	-	1,014
State and municipal tax-exempt	41,559	8	(1,406)	40,161
Total	$67,022	$593	$(1,491)	$66,124

Available For Sale
US Government agency obligations	$52,428	$31	$(150)	$52,309
GSE mortgage-backed securities	30,861	2	(723)	30,140
Collateralized mortgage obligations GSE	12,957	3	(387)	12,573
Corporate bonds	15,474	5	(299)	15,180
State and municipal tax-exempt	5,084	-	(128)	4,956
Asset-backed security	26	-	-	26
Total	$116,830	$41	$(1,687)	$115,184

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The following table details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at September 30, 2017 and December 31, 2016.

	September 30, 2017
			Fair Value	Unrealized	Fair Value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
Corporate bonds	$2,492	$(4)	$2,492	$(4)	$-	$-
Collateralized mortgage obligations GSE	895	(15)	-	-	895	(15)
State and municipal taxable	989	(18)	989	(18)	-	-
State and municipal tax-exempt	20,309	(483)	6,131	(54)	14,178	(429)
Total	$24,685	$(520)	$9,612	$(76)	$15,073	$(444)
Available For Sale
US Government agency obligations	$53,102	$(209)	$33,017	$(94)	$20,085	$(115)
GSE mortgage-backed securities	29,772	(498)	12,055	(166)	17,717	(332)
Collateralized mortgage obligations GSE	12,308	(370)	3,730	(58)	8,578	(312)
Corporate bonds	9,895	(114)	3,660	(17)	6,235	(97)
State and municipal tax-exempt	1,922	(72)	293	(1)	1,629	(71)
Total	$106,999	$(1,263)	$52,755	$(336)	$54,244	$(927)

	December 31, 2016
			Fair Value	Unrealized	Fair Value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
Corporate bonds	$5,962	$(63)	$3,992	$(39)	$1,970	$(24)
Collateralized mortgage obligations GSE	1,104	(22)	1,104	(22)	-	-
State and municipal tax-exempt	32,690	(1,406)	32,690	(1,406)	-	-
Total	$39,756	$(1,491)	$37,786	$(1,467)	$1,970	$(24)
Available For Sale
US Government agency obligations	$27,270	$(150)	$27,270	$(150)	$-	$-
GSE mortgage-backed securities	29,145	(723)	29,145	(723)	-	-
Collateralized mortgage obligations GSE	12,116	(387)	4,868	(94)	7,248	(293)
Corporate bonds	13,031	(299)	7,593	(218)	5,438	(81)
State and municipal tax-exempt	4,956	(128)	4,956	(128)	-	-
Asset-backed security	26	-	26	-	-	-
Total	$86,544	$(1,687)	$73,858	$(1,313)	$12,686	$(374)

As of September 30, 2017, there were eighteen collateralized mortgage obligations GSE, seventeen GSE mortgage-backed securities, eleven U.S. agency obligations, thirty-two tax-exempt municipalities, one taxable municipality, and nine corporate bonds which were in an unrealized loss position. DNB does not intend to sell these securities and management of DNB does not expect to be required to sell any of these securities prior to a recovery of its cost basis. Management has reviewed all of these securities and believes that DNB will collect all principal and interest that is due on debt securities on a timely basis.  Management does not believe any individual unrealized loss as of September 30, 2017 represents an other-than-temporary impairment (OTTI). DNB reviews its investment portfolio on a quarterly basis, reviewing each investment for OTTI. The OTTI analysis focuses on condition of the issuers as well as duration and severity of impairment in determining OTTI. As of September 30, 2017, the following securities were reviewed:

Collateralized mortgage obligations GSE  There are eighteen impaired securities classified as collateralized mortgage obligations, fifteen of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 4.84% of its book value. All of these securities were issued and insured by FNMA, FHLMC or GNMA. DNB receives monthly principal and interest payments on all of these securities on a timely basis and none of these agencies have ever defaulted on mortgage-backed principal or interest. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from September 30, 2017 levels. Management concluded that these securities were not other-than-temporarily impaired at September 30, 2017.

GSE mortgage-backed securities  There are seventeen impaired securities classified as GSE mortgage-backed securities, ten of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 2.29% of its book value. These securities were issued and insured by FNMA, FHLMC or GNMA. DNB receives monthly principal and interest payments on these securities on a timely basis and none of these have ever defaulted on mortgage-backed principal or interest. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from September 30, 2017 levels. Management concluded that these securities were not other-than-temporarily impaired at September 30, 2017.

US Government agency obligations  There are eleven impaired securities classified as agencies, two of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 1.30% of its book value. All of these securities were issued and insured by FHLB, FNMA, or FHLMC. DNB has received timely interest payments on all of these securities and none of these agencies have ever defaulted on their bonds. DNB anticipates a recovery in the market value as the securities approach their maturity dates. Management concluded that these securities were not other-than-temporarily impaired at September 30, 2017.

State and municipal tax-exempt There are thirty-two impaired securities in this category, which are comprised of intermediate to long-term municipal bonds, twenty-one of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 4.29% of its book value. All of the issues carry a “BBB-” or better underlying credit rating and/or have strong underlying fundamentals; included but not limited to annual financial reports, geographic location, population, and debt ratios. In certain cases, options for calls reduce the effective duration and in turn, future market value fluctuations. All issues are performing and are expected to continue to perform in accordance with their respective contractual terms and conditions. There have not been disruptions of any payments associated with any of these municipal securities. These bonds are investment grade and the value decline is related to the changes in interest rates. Of the thirty-two municipal securities, there are eleven insured school districts, ten uninsured school districts, four insured townships, and seven uninsured townships, all of which have strong underlying ratings. Management concluded that these securities were not other-than-temporarily impaired at September 30, 2017.

State and municipal taxable There is one impaired security in this category, which has been impaired for less than 12 months. The unrealized loss of this security is 1.81% of its book value. This security is an insured township and carries a “BBB+” underlying credit. It is performing and is expected to continue to perform in accordance with its contractual terms and conditions. There have not been disruptions of any payments associated with this municipal security. Management concluded that this security was not other-than-temporarily impaired at September 30, 2017.

Corporate bonds There are nine impaired bonds classified as corporate bonds, four of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 2.45% of its book value. The bonds are investment grade and the value decline is related to the changes in interest rates that occurred since the time of purchase and subsequent changes in spreads affecting the market prices. All of the issues carry a "BBB+" or better underlying credit support and were evaluated on the basis on their underlying fundamentals; included but not limited to annual financial reports, rating agency reports, capital strength and debt ratios. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from September 30, 2017 levels. Management concluded that these securities were not other-than-temporarily impaired at September 30, 2017.

The amortized cost and fair value of investment securities as of September 30, 2017, by final contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid without penalties.

	Held to Maturity		Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$-	$-	$14,220	$14,200
Due after one year through five years	26,118	26,573	43,350	43,153
Due after five years through ten years	28,381	28,346	11,564	11,408
Due after ten years	12,641	12,310	40,128	39,247
Total investment securities	$67,140	$67,229	$109,262	$108,008

The HTM securities sold during the nine months ended September 30, 2017 and September 30, 2016  were sold in accordance with GAAP, as DNB collected greater than 85% of the original recorded investment on the HTM security prior to the sale. As a result, it is appropriate to continue to carry the remaining HTM portfolio as currently classified. Gains and losses resulting from investment sales, redemptions or calls were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Gross realized gains-AFS	$-	$176	$10	$440
Gross realized gains-HTM	-	21	16	21
Gross realized losses-AFS	-	-	(1)	(30)
Net realized gain	$-	$197	$25	$431

At September 30, 2017 and December 31, 2016, investment securities with a carrying value of approximately $113.1 million and $116.7 million, respectively, were pledged to secure public funds, repurchase agreements and for other purposes as required by law.

NOTE 3: LOANS

The following table sets forth information concerning the composition of total loans outstanding, as of the dates indicated.

(Dollars in thousands)	September 30, 2017	December 31, 2016
Residential mortgage	$88,249	$87,581
Commercial mortgage	461,012	465,486
Commercial:
Commercial term	120,786	123,175
Commercial construction	84,428	72,755
Consumer:
Home equity	59,433	62,560
Other	5,845	5,972
Total loans	$819,753	$817,529
Less allowance for credit losses	(5,594)	(5,373)
Net loans	$814,159	$812,156

Information concerning non-accrual loans is shown in the following tables:

			Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
(Dollars in thousands)	September 30, 2017	December 31, 2016	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income
Non-accrual loans:
Residential mortgage	$2,070	$1,770	$23	$-	$23	$65	$-	$65
Commercial mortgage	2,311	4,593	33	-	33	110	-	110
Commercial:
Commercial term	1,506	198	27	-	27	93	-	93
Commercial construction	447	1,242	46	-	46	137	-	137
Consumer:
Home equity	468	442	5	-	5	17	-	17
Other	308	256	9	-	9	21	-	21
Total non-accrual loans	$7,110	$8,501	$143	$-	$143	$443	$-	$443
Loans 90 days past due and accruing	-	-	-	-	-	-	-	-
Total non-performing loans	$7,110	$8,501	$143	$-	$143	$443	$-	$443

		Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
(Dollars in thousands)	September 30, 2016	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income
Non-accrual loans:
Residential mortgage	$1,759	$15	$-	$15	$51	$-	$51
Commercial mortgage	3,061	74	-	74	139	-	139
Commercial:
Commercial term	202	3	-	3	9	-	9
Commercial construction	1,217	46	-	46	134	-	134
Consumer:
Home equity	492	7	-	7	23	-	23
Other	221	5	-	5	14	-	14
Total non-accrual loans	$6,952	$150	$-	$150	$370	$-	$370
Loans 90 days past due and accruing	-	-	-	-	2	2	-
Total non-performing loans	$6,952	$150	$-	$150	$372	$2	$370

NOTE 4: ALLOWANCE FOR CREDIT LOSSES

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a scheduled payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of September 30, 2017 and December 31, 2016.

Age Analysis of Past Due Loans Receivable

September 30, 2017
							Loans
	30-59	60-89					Receivable
	Days	Days	Greater			Total	> 90
	Past	Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivable	Accruing
Residential mortgage (less acquired with credit deterioration)	$428	$-	$1,289	$1,717	$86,521	$88,238	$-
Acquired residential mortgage with credit deterioration	-	-	11	11	-	11	-
Commercial mortgage (less acquired with credit deterioration)	107	178	949	1,234	459,159	460,393	-
Acquired commercial mortgage with credit deterioration	-	58	561	619	-	619	-
Commercial:
Commercial term	465	-	1,378	1,843	118,943	120,786	-
Commercial construction	-	-	447	447	83,981	84,428	-
Consumer:
Home equity	257	-	386	643	58,790	59,433	-
Other	165	35	171	371	5,474	5,845	-
Total	$1,422	$271	$5,192	$6,885	$812,868	$819,753	$-

December 31, 2016
							Loans
	30-59	60-89					Receivable
	Days	Days	Greater			Total	> 90
	Past	Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivable	Accruing
Residential mortgage (less acquired with credit deterioration)	$728	$374	$491	$1,593	$85,977	$87,570	$-
Acquired residential mortgage with credit deterioration	-	-	11	11	-	11	-
Commercial mortgage (less acquired with credit deterioration)	1,202	762	2,169	4,133	459,679	463,812	-
Acquired commercial mortgage with credit deterioration	389	83	673	1,145	529	1,674	-
Commercial:
Commercial term	747	377	23	1,147	122,028	123,175	-
Commercial construction	112	-	1,242	1,354	71,401	72,755	-
Consumer:
Home equity	263	-	300	563	61,997	62,560	-
Other	27	65	151	243	5,729	5,972	-
Total	$3,468	$1,661	$5,060	$10,189	$807,340	$817,529	$-

DNB had $642,000 of residential mortgage loans in the process of foreclosure and $74,000 of residential mortgage loans in other real estate owned as of September 30, 2017. DNB had no residential mortgage loans in the process of foreclosure and $170,000 of residential mortgage loans in other real estate owned as of December 31, 2016.

The following tables summarize information in regards to impaired loans by loan portfolio class as of and for the three and nine months ended September 30, 2017 and 2016 and as of December 31, 2016.

Impaired Loans

	September 30, 2017			December 31, 2016
	Recorded	Unpaid	Related	Recorded	Unpaid	Related
	Investment	Principal	Allowance	Investment	Principal	Allowance
(Dollars in thousands)		Balance			Balance
With no related allowance recorded:
Residential mortgage	$1,921	$2,220	$-	$653	$680	$-
Acquired residential mortgage with credit deterioration	-	-	-	11	11
Commercial mortgage	2,666	2,894	-	2,919	3,330	-
Acquired commercial mortgage with credit deterioration	1,141	1,141	-	1,674	1,680
Commercial:
Commercial term	1,506	1,943	-	22	24	-
Commercial construction	447	2,833	-	795	795	-
Consumer:
Home equity	616	635	-	544	595	-
Other	112	112	-	114	122	-
Total	$8,409	$11,778	$-	$6,732	$7,237	$-
With allowance recorded:
Residential mortgage	138	138	38	1,107	1,368	143
Acquired residential mortgage with credit deterioration	11	11	7	-	-	-
Commercial mortgage	22	96	22	-	-	-
Commercial:
Commercial term	-	-	-	176	196	97
Commercial construction	-	-	-	447	2,833	89
Consumer:
Other	196	196	28	142	142	5
Total	$367	$441	$95	$1,872	$4,539	$334
Total:
Residential mortgage	2,059	2,358	38	1,760	2,048	143
Acquired residential mortgage with credit deterioration	11	11	7	11	11	-
Commercial mortgage	2,688	2,990	22	2,919	3,330	-
Acquired commercial mortgage with credit deterioration	1,141	1,141	-	1,674	1,680	-
Commercial:
Commercial term	1,506	1,943	-	198	220	97
Commercial construction	447	2,833	-	1,242	3,628	89
Consumer:
Home equity	616	635	-	544	595	-
Other	308	308	28	256	264	5
Total	$8,776	$12,219	$95	$8,604	$11,776	$334

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Residential mortgage	$1,758	$-	$880	$-	$1,448	$-	$1,254	$-
Acquired residential mortgage with credit deterioration	6	-	-	-	8		-	-
Commercial mortgage	2,210	3	3,101	-	2,023	3	2,102	-
Acquired commercial mortgage with credit deterioration	1,141	-	-	-	1,272		-	-
Commercial:
Commercial term	1,508	-	24	-	978	-	18	-
Commercial construction	447	-	924	-	734	-	944	-
Consumer:
Home equity	584	3	631	1	580	7	657	3
Other	94	-	116	-	103	-	101	-
Total	$7,748	$6	$5,676	$1	$7,146	$10	$5,076	$3
With allowance recorded:
Residential mortgage	174	-	886	-	416	-	479	-
Acquired residential mortgage with credit deterioration	6		-	-	3		-	-
Commercial mortgage	11	-	-	-	6	-	-	-
Acquired commercial mortgage with credit deterioration	-		-	-	-		-	-
Commercial:
Commercial term	-	-	181	-	322	-	187	-
Commercial construction	-	-	447	-	112	-	335	-
Consumer:
Other	216	-	106	-	179	-	107	-
Total	$407	$-	$1,620	$-	$1,038	$-	$1,108	$-
Total:
Residential mortgage	1,932	-	1,766	-	1,864	-	1,733	-
Acquired residential mortgage with credit deterioration	12	-	-	-	11	-	-	-
Commercial mortgage	2,221	3	3,101	-	2,029	3	2,102	-
Acquired commercial mortgage with credit deterioration	1,141	-	-	-	1,272	-	-	-
Commercial:
Commercial term	1,508	-	205	-	1,300	-	205	-
Commercial construction	447	-	1,371	-	846	-	1,279	-
Consumer:
Home equity	584	3	631	1	580	7	657	3
Other	310	-	222	-	282	-	208	-
Total	$8,155	$6	$7,296	$1	$8,184	$10	$6,184	$3

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within DNB’s internal risk rating system as of September 30, 2017 and December 31, 2016.

Credit Quality Indicators

	September 30, 2017
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$86,114	$-	$2,135	$-	$88,249
Commercial mortgage	447,639	7,821	5,552	-	461,012
Commercial:
Commercial term	116,490	1,399	2,897	-	120,786
Commercial construction	76,759	6,601	1,068	-	84,428
Consumer:
Home equity	58,668	-	765	-	59,433
Other	5,537	-	308	-	5,845
Total	$791,207	$15,821	$12,725	$-	$819,753

	December 31, 2016
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$85,259	$-	$2,322	$-	$87,581
Commercial mortgage	450,124	3,763	11,599	-	465,486
Commercial:
Commercial term	116,522	591	6,062	-	123,175
Commercial construction	71,400	-	1,355	-	72,755
Consumer:
Home equity	61,782	-	778	-	62,560
Other	5,716	-	256	-	5,972
Total	$790,803	$4,354	$22,372	$-	$817,529

Troubled Debt Restructurings Loans whose terms are modified are classified as troubled debt restructurings (“TDR”) if DNB grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. During the three and nine month periods ended September 30, 2017, DNB classified three commercial mortgage loans totaling $987,000 as TDRs, all of which had rate changes and extensions to their maturity dates, but their balances were unmodified. Loans classified as troubled debt restructurings are designated as impaired. The recorded investments in troubled debt restructured loans at September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017
	Pre-Modification	Post-Modification
(Dollars in thousands)	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Residential mortgage	$754	$883	$699
Commercial mortgage	992	992	987
Consumer:
Home equity	148	148	147
Other	40	42	39
Total	$1,934	$2,065	$1,872

	December 31, 2016
	Pre-Modification	Post-Modification
(Dollars in thousands)	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Residential mortgage	$754	$883	$726
Consumer:
Home equity	148	148	148
Other	40	42	40
Total	$942	$1,073	$914

At September 30, 2017, DNB had eight TDRs with recorded investment totaling $1,872,000,  five of which, totaling $1,134,000,  are accruing loans in compliance with the terms of the modification. The remaining $738,000 represents three loans that were nonaccrual impaired loans and resulted in collateral evaluations. As a result of the evaluations, specific reserves and charge-offs have been taken where appropriate. DNB recognized partial charge-offs totaling $151,000 on two residential loans prior to their restructuring and $2,000 on one consumer installment loan after its restructuring. As of September 30, 2017, there were no defaulted TDRs as all TDRs were current with respect to their associated forbearance agreements. There were no defaults on TDRs during the nine months ended September 30, 2017.

At December 31, 2016, DNB had five TDRs with recorded investment totaling $914,000,  one of which totaled $102,000, represented an accruing impaired home equity loan in compliance with the terms of the modification. The remaining $812,000 represents four loans that were nonaccrual impaired loans and resulted in collateral evaluations. As a result of the evaluations, specific reserves and charge-offs have been taken where appropriate. As of December 31, 2016, DNB recognized partial charge-offs totaling $151,000 on two residential loans prior to their restructuring and $2,000 on one consumer installment loan after its restructuring. DNB did not recognize any charge-off on the last remaining TDR. As of December 31, 2016, there were no defaulted TDRs as all TDRs were current with respect to their associated forbearance agreements. There were no defaults on TDRs within twelve months of restructure during the nine months ended September 30, 2016.

The following tables set forth the composition of DNB’s allowance for credit losses as of September 30, 2017 and December 31, 2016, the activity for the three and nine months ended September 30, 2017 and 2016 and as of and for the year ended December 31, 2016.

Allowance for Credit Losses and Recorded Investment in Loans Receivables

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - July 1, 2017	$245	$2,634	$625	$1,208	$-	$189	$84	$282	$5,267
Charge-offs	-	(36)	(14)	-	-	-	-	-	(50)
Recoveries	-	-	1	-	-	-	1	-	2
Provisions	1	200	36	(102)	-	(3)	(4)	247	375
Ending balance - September 30, 2017	$246	$2,798	$648	$1,106	$-	$186	$81	$529	$5,594

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2017	$349	$2,531	$709	$969	$-	$196	$61	$558	$5,373
Charge-offs	-	(519)	(610)	-	-	-	(10)	-	(1,139)
Recoveries	2	50	20	-	1	-	2	-	75
Provisions	(105)	736	529	137	(1)	(10)	28	(29)	1,285
Ending balance - September 30, 2017	$246	$2,798	$648	$1,106	$-	$186	$81	$529	$5,594
Ending balance: individually evaluated for impairment	$45	$22	$-	$-	$-	$-	$28	$-	$95
Ending balance: collectively evaluated for impairment	$201	$2,776	$648	$1,106	$-	$186	$53	$529	$5,499
Loans receivables:
Ending balance	$88,249	$461,012	$120,786	$84,428	$-	$59,433	$5,845		$819,753
Ending balance: individually evaluated for impairment	$2,059	$2,688	$1,506	$447	$-	$616	$308		$7,624
Ending balance: acquired with credit deterioration	$11	$1,141	$-	$-	$-	$-	$-		$1,152
Ending balance: collectively evaluated for impairment	$86,179	$457,183	$119,280	$83,981	$-	$58,817	$5,537		$810,977
Reserve for unfunded loan commitments included in other liabilities	$-	$3	$150	$139	$-	$17	$-		$309

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - July 1, 2016	$314	$2,370	$891	$866	$-	$191	$64	$551	$5,247
Charge-offs	-	(39)	(8)	-	-	-	-	-	(47)
Recoveries	2	-	-	-	1	-	-	-	3
Provisions	87	141	(90)	7	(1)	11	(2)	(53)	100
Ending balance - September 30, 2016	$403	$2,472	$793	$873	$-	$202	$62	$498	$5,303

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2016	$216	$2,375	$989	$569	$-	$195	$64	$527	$4,935
Charge-offs	(206)	(39)	(32)	-	-	-	-	-	(277)
Recoveries	10	-	1	1	2	-	1	-	15
Provisions	383	136	(165)	303	(2)	7	(3)	(29)	630
Ending balance - September 30, 2016	$403	$2,472	$793	$873	$-	$202	$62	$498	$5,303
Reserve for unfunded loan commitments included in other liabilities	$-	$3	$119	$64	$-	$13	$-		$199

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Ending balance - December 31, 2016	$349	$2,531	$709	$969	$-	$196	$61	$558	$5,373
Ending balance: individually evaluated for impairment	$143	$-	$97	$89	$-	$-	$5	$-	$334
Ending balance: collectively evaluated for impairment	$206	$2,531	$612	$880	$-	$196	$56	$558	$5,039
Loans receivables:
Ending balance	$87,581	$465,486	$123,175	$72,755	$-	$62,560	$5,972		$817,529
Ending balance: individually evaluated for impairment	$1,760	$2,919	$198	$1,242	$-	$544	$256		$6,919
Ending balance: acquired with credit deterioration	$11	$1,674	$-	$-	$-	$-	$-		$1,685
Ending balance: collectively evaluated for impairment	$85,810	$460,893	$122,977	$71,513	$-	$62,016	$5,716		$808,925
Reserve for unfunded loan commitments included in other liabilities	$-	$4	$135	$190	$-	$16	$-		$345

NOTE 5: EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the treasury stock method and reflects the potential dilution that could occur from the exercise of stock options, and warrants and the amortized portion of unvested stock awards. Stock options and unvested stock awards for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. Treasury shares are not deemed outstanding for calculations. There were no outstanding stock warrants, no anti-dilutive stock options outstanding, and no anti-dilutive stock awards outstanding at September 30, 2017. There were no outstanding stock warrants, no anti-dilutive stock options outstanding, and 16,595 anti-dilutive stock awards outstanding at September 30, 2016. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2017
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$2,411	4,262	$0.57	$7,138	4,256	$1.68
Effect of potential dilutive common stock equivalents – stock options and restricted shares	-	34	(0.01)	-	32	(0.02)
Diluted EPS
Income available to common stockholders after assumed conversions	$2,411	4,296	$0.56	$7,138	4,288	$1.66

	Three Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2016
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$1	2,853	$0.00	$2,666	2,845	$0.94
Effect of potential dilutive common stock equivalents – stock options and restricted shares	-	33	(0.00)	-	34	(0.01)
Diluted EPS
Income available to common stockholders after assumed conversions	$1	2,886	$0.00	$2,666	2,879	$0.93

NOTE 6: ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders' equity are as follows:

Accumulated Other Comprehensive Loss	Before-Tax	Tax	Net-of-Tax
(Dollars in thousands)	Amount	Effect	Amount
September 30, 2017
Net unrealized loss on AFS securities	$(1,254)	$427	$(827)
Unrealized actuarial losses-pension	(1,792)	609	(1,183)
	$(3,046)	$1,036	$(2,010)
December 31, 2016
Net unrealized loss on AFS securities	$(1,646)	$560	$(1,086)
Discount on AFS to HTM reclassification	(8)	3	(5)
Unrealized actuarial losses-pension	(1,792)	609	(1,183)
	$(3,446)	$1,172	$(2,274)

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

Repurchase Agreements Accounted for as Secured Borrowings

Repurchase agreements accounted for as secured borrowings are shown in the following table.

(Dollars in thousands)	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
September 30, 2017
Repurchase agreements and repurchase-to-maturity transactions	$15,383	$-	$-	$-	$15,383
Gross amount of recognized liabilities for repurchase agreements
in statement of condition	$15,383				$15,383
December 31, 2016
Repurchase agreements and repurchase-to-maturity transactions	$11,889	$-	$-	$-	$11,889
Gross amount of recognized liabilities for repurchase agreements
in statement of condition	$11,889				$11,889

As of September 30, 2017 and December 31, 2016,  DNB had $15.4 million and $11.9 million of repurchase agreements, respectively. In conjunction with these repurchase agreements, $15.7 million and $12.1 million of state and municipal securities were sold on an overnight basis as of September 30, 2017 and December 31, 2016, respectively, which represents 102% of the repurchase agreement amounts.

NOTE 8: STOCK-BASED COMPENSATION

Stock Option Plan

DNB has a Stock Option Plan for employees and directors. Under the plan, options (both qualified and non-qualified) to purchase a maximum of 793,368 (as adjusted for subsequent stock dividends) shares of DNB’s common stock could be issued to employees and directors. Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years. Vesting of options under the plan is determined by the Plan Committee. There were 354,090 shares available for grant at September 30, 2017. All options are immediately exercisable. During the three and nine months ended September 30, 2017 and 2016, DNB had no expenses related to the plan. DNB has no anticipated additional expense related to the plan. Under the Stock Option Plan, 19,150 shares were exercised during the nine months ended September 30, 2017. The shares awarded from the NQ cashless exercises resulted in an increase in shares outstanding of 9,264 shares. There was a cash equivalent of 9,886 shares used to pay all applicable taxes on the transactions. Stock option activity is indicated below.

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2017	49,700	$9.18
Issued	-	-
Exercised	19,150	7.39
Forfeited	-	-
Expired	-	-
Outstanding September 30, 2017	30,550	$10.31

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2016	64,500	$8.67
Issued	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding September 30, 2016	64,500	$8.67

The weighted-average price and weighted average remaining contractual life for the outstanding options are listed in the following table for the dates indicated.

September 30, 2017
Range of			Weighted Average
Exercise	Number	Number	Exercise	Remaining	Intrinsic
Prices	Outstanding	Exercisable	Price	Contractual Life	Value
$6.93-10.99	30,550	30,550	$10.31	1.20 years	$768,000

December 31, 2016
Range of			Weighted Average
Exercise	Number	Number	Exercise	Remaining	Intrinsic
Prices	Outstanding	Exercisable	Price	Contractual Life	Value
$6.93-10.99	49,700	49,700	$9.18	1.40 years	$955,000

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

Share awards granted by the Plan were recorded at the date of award based on the market value of shares.  Awards are being amortized to expense over a three or four year cliff-vesting period. DNB records compensation expense equal to the value of the shares being amortized. For the three and nine month period ended September 30,  2017,  $106,000 and $321,000 was amortized to expense. For the three and nine month period ended September 30, 2016, $71,000 and $801,000 was amortized to expense.

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

As of September 30, 2017, there was approximately $706,000 in additional compensation that will be recognized over the remaining service period of approximately 1.50 years. At September 30, 2017,  64,659 shares were reserved for future grants under the Plan.

During the nine months ended September 30, 2016, the shares awarded from the vesting resulted in an increase in shares outstanding of 18,079. There was a cash equivalent of 15,621 shares used to pay all applicable taxes on the transactions.  There were no such transactions during the nine months ended September 30, 2017. Stock grant activity is indicated below:

		Weighted Average
	Shares	Stock Price
Non-vested stock awards—January 1, 2017	55,775	$25.63
Granted	500	34.00
Forfeited	230	22.92
Vested	-	-
Non-vested stock awards—September 30, 2017	56,045	$25.71

		Weighted Average
	Shares	Stock Price
Non-vested stock awards—January 1, 2016	77,255	$22.71
Granted	3,540	28.33
Forfeited	-	-
Vested	33,700	23.66
Non-vested stock awards—September 30, 2016	47,095	$22.46

NOTE 9:  INCOME TAXES

As of September 30, 2017, DNB had no material unrecognized tax benefits or accrued interest and penalties. It is DNB’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.  Federal and state tax years 2013 through 2016 were open for examination as of September 30, 2017.

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

The following table summarizes the assets at September 30, 2017 and December 31, 2016 that are recognized on DNB’s statement of financial condition using fair value measurement determined based on the differing levels of input:

	September 30, 2017

(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities:
US Government agency obligations	$-	$53,102	$-	$53,102
GSE mortgage-backed securities	-	29,772	-	29,772
Collateralized mortgage obligations GSE	-	12,308	-	12,308
Corporate bonds	-	10,904	-	10,904
State and municipal tax-exempt	-	1,922	-	1,922
Total	$-	$108,008	$-	$108,008

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$1,803	$1,803
OREO and other repossessed property	-	-	817	817
Total	$-	$-	$2,620	$2,620

	December 31, 2016

(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities:
US Government agency obligations	$-	$52,309	$-	$52,309
GSE mortgage-backed securities	-	30,140	-	30,140
Collateralized mortgage obligations GSE	-	12,573	-	12,573
Corporate bonds	-	15,180	-	15,180
State and municipal tax-exempt	-	4,956	-	4,956
Asset-backed security	-	26	-	26
Total	$-	$115,184	$-	$115,184

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$1,538	$1,538
OREO and other repossessed property	-	-	2,485	2,485
Total	$-	$-	$4,023	$4,023

The following table presents additional information about assets measured at fair value on a nonrecurring basis and for which DNB has utilized Level 3 inputs to determine fair value:

September 30, 2017
Quantitative Information about Level 3 Fair Value Measurement

	Fair Value	Valuation		Range
(Dollars in thousands)	Estimate	Techniques	Unobservable Input	(Weighted Average)
Impaired loans - Residential mortgage	$104	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loans - Commercial mortgage	46	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loans - Commercial term	1,485	Appraisal of	Appraisal adj. (2)	0%	to	-50%	(-7%)
		collateral (1)	Disposal costs (2)	0%	to	-9%	(-8%)
Impaired loans - Consumer other	168	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loan total	$1,803
Other real estate owned	$817		Disposal costs (2)	8%	to	8%	(-8%)
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

Impaired loans.    Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $8.8 million at September 30, 2017. Of this, $367,000 had specific valuation allowances of $95,000, leaving a fair value of $272,000 as of September 30, 2017. In addition, DNB had $1,973,000 in impaired loans that were partially charged down by $442,000, leaving $1,531,000 at fair value as of September 30, 2017. Impaired loans had a carrying amount of $8.6 million at December 31, 2016. Of this, $1.9 million had specific valuation allowances of $334,000, leaving a fair value of $1.5 million at December 31, 2016. DNB did not have any impaired loans that were partially charged down during the year ended December 31, 2016.

Other Real Estate Owned & other repossessed property.  Other real estate owned (“OREO”) consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets are classified as OREO and other repossessed property are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. DNB had $4.9 million of such assets at September 30, 2017, $4.8 million of which was OREO and $81,000 was in other repossessed property. DNB had $2.8 million of such assets at December 31, 2016, which consisted of $2.6 million in OREO and

$191,000 in other repossessed property. Subsequent to the repossession of these assets, DNB wrote down the carrying value of two OREO properties by $121,000 to $817,000 during the nine month period ended September 30, 2017. DNB did not write down the carrying values of OREO during the nine month period ended September 30, 2016.

DNB's policy is to recognize transfer between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Level 1 and 2 for the nine months ended September 30, 2017.

Below is management’s estimate of the fair value of all financial instruments, whether carried at cost or fair value on the Company’s consolidated balance sheet. The carrying amounts and fair values of financial instruments at September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$19,490	$19,490	$19,490	$-	$-
AFS investment securities	108,008	108,008	-	108,008	-
HTM investment securities	67,140	67,229	-	65,229	2,000
Restricted stock	6,371	6,371	-	6,371	-
Loans, net of allowance, including impaired	814,159	802,324	-	-	802,324
Accrued interest receivable	3,791	3,791	-	3,791	-
Financial liabilities
Deposits:
Non-interest-bearing deposits	198,399	198,399	-	198,399	-
Interest-bearing deposits	494,355	494,355	-	494,355	-
Time deposits	136,759	136,106	-	136,106	-
Brokered deposits	41,815	42,786	-	42,786	-
Repurchase agreements	15,383	15,383	-	15,383	-
FHLBP advances	51,047	50,843	-	50,843	-
Junior subordinated debentures and other borrowings	9,279	9,037	-	9,037	-
Subordinated debt	9,750	11,295	-	11,295	-
Accrued interest payable	461	461	-	461	-
Off-balance sheet instruments	-	-	-	-	-

	December 31, 2016

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$22,103	$22,103	$22,103	$-	$-
AFS investment securities	115,184	115,184	-	115,184	-
HTM investment securities	67,022	66,124	-	64,124	2,000
Restricted stock	5,381	5,381	-	5,381	-
Loans, net of allowance, including impaired	812,156	792,190	-	-	792,190
Accrued interest receivable	3,567	3,567	-	3,567	-
Financial liabilities
Deposits:
Non-interest-bearing deposits	173,467	173,467	-	173,467	-
Interest-bearing deposits	495,178	495,178	-	495,178	-
Time deposits	187,256	186,012	-	186,012	-
Brokered deposits	29,286	28,873	-	28,873	-
Repurchase agreements	11,889	11,889	-	11,889	-
FHLBP advances	55,332	54,734	-	54,734	-
Junior subordinated debentures and other borrowings	9,279	8,637	-	8,637	-
Subordinated debt	9,750	10,493	-	10,493	-
Accrued interest payable	534	534	-	534	-
Off-balance sheet instruments	-	-	-	-	-

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

Deposits The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate money market accounts, savings accounts, and interest checking accounts approximate their fair values at the reporting date. Fair values for fixed-rate CDs and brokered deposits (all of which are CDs) are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits. Of the $41.8 million in brokered deposits at September 30, 2017, $4.0 million matures in 2018, $5.9 million matures in 2019, $21.9 million matures in 2020, $5.0 million matures in 2021, and $5.0 million matures in 2022.

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

Off-balance-sheet Instruments (Disclosed at Cost)  Off-balance-sheet instruments are primarily comprised of loan commitments, which are generally priced at market at the time of funding. Fees on commitments to extend credit and stand-by letters of credit are deemed to be immaterial and these instruments are expected to be settled at face value or expire unused. It is impractical to assign any fair value to these instruments. At September 30, 2017, un-funded loan commitments totaled $164.0 million and stand-by letters of credit totaled $3.4 million. At December 31, 2016, un-funded loan commitments totaled $185.8 million and stand-by letters of credit totaled $2.8 million.

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

On April 4, 2016, the Corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”) with East River Bank (“ERB”).  Under the transaction, ERB merged with and into the Bank.  The merger was consummated on October 1, 2016. The acquisition was an opportunity for DNB to strengthen its competitive position as one of the premier community banks headquartered in Southeastern Pennsylvania. Additionally, the ERB acquisition enhanced DNB's footprint in Southeastern Pennsylvania.

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

Comprehensive 5-Year Plan. During the third quarter of 2017, management updated the 5-year strategic plan that was designed to reposition its balance sheet and improve core earnings. Through the plan, management will endeavor to expand its loan portfolio through new originations, increased loan participations, as well as strategic loan and lease purchases. Management also plans to reduce the absolute level of borrowings and brokered deposits with cash flows from existing loans and investments as well as from new core deposit growth. A discussion on DNB’s Key Strategies follows:

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

Strategic Plan Update.  Net income was $2.4 million, or $0.56 per diluted share, for the quarter ending September 30, 2017, compared with $1,000, or less than a penny per share, for the same quarter, last year.  Earnings for the three month period ending September 30, 2016 included merger-related expenses of $1.5 million. For the nine months ending September 30, 2017, net income was $7.1 million, or $1.66 per diluted share, compared with $2.7 million, or $0.93 per diluted share, for the same period, last year.    Interest income for the third quarter of 2017 included $409,000 of purchase accounting adjustments recognized due to the pay-off of certain loans acquired from East River.  For the third quarter of 2017, the weighted average yield on total interest-earning assets was 4.30%, which included purchase accounting adjustments.  The net interest margin was 3.42% for the third quarter of 2017 compared with 3.39% for the second quarter of 2017, when excluding purchase accounting marks.

The weighted average rate paid for interest-bearing liabilities was 0.61% and 0.43% for the quarters ending September 30, 2017 and September 30, 2016, respectively. The increase in the composite cost of funds was due largely to the acquisition of East River Bank in the fourth quarter of 2016, coupled with a 75 basis points increase in the federal funds rate, which has impacted the rates DNB pays on the majority of non-maturity deposit accounts. The allowance for credit losses at September 30, 2017 was $5.6 million compared to $5.4 million at December 31, 2016. The allowance as a percentage of total loans and leases was 0.68% at September 30, 2017, compared to 0.66% at December 31, 2016. Asset quality remained strong as annualized net charge-offs decreased to 0.02% of total average loans for the quarter ending September 30, 2017, from 0.36% for the quarter ending June 30, 2017, and 0.03% for the quarter ending September 30, 2016.  Total non-performing assets, including loans and other real estate property, were $12.0 million as of September 30, 2017, compared with $11.3 million as of December 31, 2016.  The ratio of non-performing loans to total loans was 0.87% as of September 30, 2017, versus 1.04% as of December 31, 2016.

DNB’s most significant revenue source continues to be net interest income, defined as total interest income less total interest expense, which accounted for approximately 88% of total revenue during the third quarter of 2017. To produce net interest income and consistent earnings growth over the long-term, DNB must generate loan and deposit growth at acceptable economic spreads within its market area. To generate and grow loans and deposits, DNB must focus on a number of areas including, but not limited to, the economy, branch expansion, sales practices, customer satisfaction and retention, competition, customer behavior, technology, product innovation and credit performance of its customers.

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

MATERIAL CHALLENGES, RISKS AND OPPORTUNITIES

The following is a summary of material challenges, risks and opportunities DNB has faced during the nine month period ended September 30, 2017:

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

Material Trends and Uncertainties.

DNB reported net income available to common shareholders of $2.4 million, or $0.56 per diluted share, for the quarter ending September 30, 2017, compared with $1,000, or less than a penny per share, for the same quarter, last year.  Earnings for the three month period ending September 30, 2016 included merger-related expenses of $1.5 million.

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

Aggregate business activity in the Third District continued at a modest pace of growth during the October 18, 2017 Beige Book period. Manufacturing, nonfinancial services, new home sales, and tourism grew modestly; nonresidential construction and leasing appeared to grow slightly and non-auto retail sales and new home construction activity exhibited little change. Auto sales, which had declined modestly in the September 6, 2017 Beige Book period, showed modest growth in the October 18, 2017 period. On balance, wages and prices continued to grow at a modest pace, but employment flattened out. Overall, firms appear to anticipate continued modest growth over the next six months, with a larger percentage of firms expecting growth.

Homebuilders generally reported little change during the October 18, 2017 Beige Book period, similar to the September 6, 2017 period. The current period covered weeks that are typically slow for traffic and contract signings and some of the Federal Reserve Bank’s builder contacts reported no real pickup at the end of September following the expected slow period. Brokers in most major Third District housing markets continued to report modest growth of existing home sales, but no increase of inventories.

The Federal Reserve’s nonresidential real estate contacts continued to report slight growth in construction and leasing activity. Contractors reported that despite a slight softening over the summer, overall, labor hours have picked up in September, suggesting more new construction activity. This year has been the second most active year in the past five years (behind 2016), and the Federal Reserve’s contacts expect activity to keep up in 2018.

Third District financial firms reported modest growth of overall loan volumes (excluding credit cards), which is similar to the September 6, 2017 Beige Book period. Loan volumes grew modestly in most categories, including auto loans and other consumer loans, while commercial real estate loans grew slightly. Commercial and industrial loan volumes improved over the period, posting modest growth following declines over the September 6, 2017 Beige Book period. Credit card volumes, which are highly seasonal, continued to grow at a modest rate over the most recent period but outpaced growth in the comparable year-ago period. In general, the Federal Reserve’s banking contacts tended to describe economic growth as slow and steady.

Third District manufacturing activity, on balance, continued at a modest pace of growth and showed signs of improvement. Higher percentages of firms reported increases in new orders and shipments compared with the September 6, 2017 Beige Book period. Firms in most sectors continued to note gains in both new orders and shipments, including makers of paper products, chemicals, fabricated metal products, industrial machinery, and electronic products. Generally, the Federal Reserve’s manufacturing contacts continued to expect growth over the next six months. The percentage of firms expecting future increases for general activity rose, while it held mostly steady for future increases in capital expenditures and employment.

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

The final rules implemented revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that no longer qualify as Tier 1 capital, some of which will be phased out over time. However, the final rules provided that small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes the Corporation) were able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 until they redeem such instruments or until the instruments mature.

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

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Consolidated Statements of Financial Condition, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Amounts subject to significant estimates are items such as the allowance for credit losses and lending related commitments, the fair value of repossessed assets, pension and post-retirement obligations, the fair value of financial instruments, other-than-temporary impairments of investment securities, the valuation of assets acquired and liabilities assumed in business combinations, and the valuations of goodwill for impairment. Among other effects, such changes could result in future impairments of investment securities, and establishment of allowances for credit losses and lending related commitments as well as increased benefit plans’ expenses.  The comparability of the results of operations for the periods ended September 30, 2017 compared to September 30, 2016, in general, have been impacted by the acquisition of ERB on October 1, 2016.  The assets and liabilities of ERB were recorded on the consolidated statement of financial condition at their established fair value as of October 1, 2016, and their results of operations have been included in the consolidated income statement since that date

The notes to DNB's most recent Consolidated Financial Statements as set forth in DNB's Annual Report 10-K identify other significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of DNB and its results of operations.

FINANCIAL CONDITION

DNB's total assets were $1.07 billion at September 30, 2017, compared to $1.07 billion at December 31, 2016.  The $5.0 million decrease in total assets was primarily attributable to a $7.1 million decrease in investment securities and a $2.6 million decrease in cash and cash equivalents, offset by a $2.1 million increase in other real estate owned and other repossessed property and a $2.0 million increase in net loans.

Investment Securities. Investment securities, including restricted stock, at September 30, 2017 were $181.5 million, compared to $187.6 million at December 31, 2016. The $6.1 million decrease in investment securities and restricted stock was primarily due to $23.7 million in sales, principal pay-downs, calls and maturities, offset by $16.5 million in purchases of investment securities and $990,000 increase in restricted stock.

Gross Loans. DNB’s loans increased  $2.3 million to $819.8 million at September 30, 2017, compared to $817.5 million at December 31, 2016. Total commercial loans increased  $4.8 million and residential loans increased $668,000, while consumer loans decreased  $3.3 million.

Deposits. Deposits were $871.3 million at September 30, 2017, compared to $885.2 million at December 31, 2016.  Deposits decreased $13.9 million or 1.57% during the nine month period ended September 30, 2017. Core deposits, which are comprised of demand, NOW, money markets and savings accounts, increased by $24.1 million, while time deposits decreased by $50.5 million and brokered deposits increased by $12.5 million.

Borrowings. Borrowings were $85.8 million at September 30, 2017, compared to $86.7 million at December 31, 2016.  The decrease of $830,000 or 0.96% was primarily due to a $4.3 million decrease in FHLBP advances offset by a $3.5 million increase in repurchase agreements.

Stockholders’ Equity. Stockholders' equity was $101.9 million at September 30, 2017, compared to $94.8 million at December 31, 2016. The increase in stockholders’ equity was primarily a result of year-to-date earnings of $7.1 million,  sales of treasury shares totaling $405,000, restricted stock compensation expense of $321,000, and $264,000 of other comprehensive income. These additions to stockholders’ equity were partially offset by taxes on the exercise of stock options of $189,000 and $895,000 of dividends paid on DNB’s common stock.

RESULTS OF OPERATIONS

SUMMARY

Net income for the three and nine month periods ended September 30, 2017 was $2.4 million and $7.1 million compared to $1,000 and $2.7 million for the same periods in 2016.  The comparability of the results of operations for the nine month period ended September 31, 2017 compared to the same period in 2016, in general, have been impacted by the acquisition of ERB on October 1, 2016.  Diluted earnings per share for the three and nine month periods ended September 30, 2017 were $0.56 and $1.66 compared to $0.00 and $0.93 for the same periods in 2016. The $2.4 million increase in net income in the third quarter of 2017 compared to the third quarter of 2016 was primarily attributable to a $3.7 million increase in net interest income after provision (primarily due to interest and fees on loans), offset by a $98,000 decrease in non-interest income, a $286,000 increase in non-interest expense (primarily due to salary and employee benefits), and a  $920,000 increase in income tax expense. The $4.5 million increase in net income during the nine month period ended September 30, 2017, compared to the nine month period ended September 30, 2016, was primarily attributable to a $10.9 million increase in net interest income after provision (primarily due to interest and fees on loans), offset by a $1.8 million increase in income tax expense, a $1.1 million decrease in non-interest income (primarily due to significantly higher gains on insurance proceeds in 2016), and a $3.5 million increase in non-interest expense (primarily due to salary and employee benefits).

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

Net interest income for the three and nine month periods ended September 30, 2017 was $9.5 million and $28.0 million, compared to $5.5 million and $16.4 million for the same periods in 2016. Interest income for the three and nine month period ended September 30, 2017 was $11.0 million and $32.1 million, compared to $6.3 million and $18.6 million for the same periods in 2016.  The $4.7 million increase in interest income in the third quarter of 2017 compared to the third quarter of 2016 was primarily due to a 64.2%  increase in total average loans and a 0.66% increase in the net interest margin to 3.72% for the three month period ended September 30, 2017, compared to 3.06% for the same period in 2016. The $13.6 million increase in the nine months ended September 30, 2017 compared the same period in 2016 was primarily due to a 66.7%  increase in total average loans and a 0.56% increase in the net interest margin to 3.66% for the nine month period ended September 30, 2017, compared to 3.10% for the same period in 2016. The main driver for the increase in both volume and rate was the ERB acquisition, which took place October 1, 2016. For the three and nine month period ended September 30, 2017, the weighted average yield on total interest-earning assets was 4.30% and 4.20%,  which included the accretable portion of purchase accounting fair value marks of $754,000 and $1.9 million, respectively. Both the three and nine months ended September 30, 2017 include $409,000 of income attributable to fair value marks accreted into income, related to the pay-off of certain loans acquired from ERB.  Interest expense for the three and nine month periods ended September 30, 2017 was $1.5 million and $4.1 million, compared to $760,000 and $2.1 million for the same periods in 2016. The composite cost of funds for the three and nine month period ended September 30, 2017 was 0.61% and 0.57%, compared to 0.43%  and 0.41% for the same periods in 2016.

Interest on loans was $10.0 million and $29.1 million for the three and nine month periods ended September 30, 2017, compared to $5.2 million and $15.4 million for the same periods in 2016. The average balance of loans was $818.8 million with an average yield of 4.82% for the third quarter of 2017, compared to $498.6 million with an average yield of 4.18% for the same period in 2016.  The average balance of loans was $817.0 million with an average yield of 4.73% for the nine months ended September 30, 2017, compared to $490.1 million with an average yield of 4.21% for the same period in 2016. The increases in average balance and average yield were attributable to the acquisition of ERB effective October 1, 2016.

Interest and dividends on investment securities was $957,000 and $2.9 million for the three and nine month periods ended September 30, 2017, compared to $1.0 million and $3.1 million for the same periods in 2016. The average balance of investment securities was $184.1 million with a tax equivalent average yield of 2.33% for the third quarter of 2017, compared to $215.0 million with a tax equivalent average yield of 2.19% for the same period in 2016.  The average balance of investment securities was $184.9 million with a tax equivalent average yield of 2.37% for the nine month period ended September 30, 2017, compared to $213.3 million with a tax equivalent average yield of 2.24% for the same period in 2016.

Interest on deposits was $1.1 million and $2.9 million for the three and nine month periods ended September 30, 2017, compared to $450,000 and $1.2 million for the same periods in 2016. The average balance of deposits was $872.9 million with an average rate of 0.49% for the third quarter of 2017, compared to $640.8 million with an average rate of 0.28% for the same period in 2016.  The average balance of deposits was $886.6 million with an average rate of 0.44% for the nine months ended September 30, 2017, compared to $631.3 million with an average rate of 0.25% for the same period in 2016.  The increases in average balance and average rate were attributable to the acquisition of ERB on October 1, 2016, coupled with a 75 basis points increase in the federal funds rate, which has impacted the rates DNB pays on the majority of non-maturity deposit accounts.

Interest on borrowings was $410,000 and $1.2 million for the three and nine month periods ended September 30, 2017, compared to $310,000 and $920,000 for the same periods in 2016. The average balance of borrowings was $86.6 million with an average rate of 1.88% for the third quarter of 2017, compared to $58.5 million with an average rate of 2.10% for the same period in 2016.  The average balance of borrowings was $85.7 million with an average rate of 1.84% for the nine months ended September 30, 2017, compared to $61.2 million with an average rate of 2.00% for the same period in 2016.

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

There was a $375,000 and $1.3 million provision made during the three and nine months periods ended September 30, 2017, compared to $100,000 and $630,000 for the same periods in 2016. DNB’s percentage of allowance for credit losses to total loans was 0.68%  at September 30, 2017 compared to 0.66% and 1.04% at December 31, 2016 and September 30, 2016, respectively. The decline in this ratio from 1.04% at September 30, 2016 to 0.68% at September 30, 2017, was primarily due to the acquisition of ERB. Loans acquired in connection with the purchase of ERB have been recorded at fair value, in accordance with GAAP, and are based on an initial estimate of the expected cash flows, including a reduction for estimated credit losses, and without carryover of the respective portfolio’s historical allowance for credit losses. DNB will continually evaluate the loans acquired from ERB for additional impairment as part of our normal allowance review process. Net charge-offs were $1.1 million, $292,000,  and $262,000 during the nine months ended September 30, 2017, year ended December 31, 2016, and nine months ended September 30, 2016, respectively. The percentage of net charge-offs to total average loans were 0.13%, 0.05%, and 0.05% for those same respective periods. Management believes that the allowance for credit losses is adequate, but continues to monitor it along with other performance metrics including those ratios related to non-performing loans. Management is not aware of any potential problem loans, which were accruing and current at September 30, 2017, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to DNB. Non-performing loans decreased  $1.4 million during the nine month period ended September 30, 2017.  The ratio of the allowance for credit losses as a percentage of loans reflects management’s estimate of the level of inherent losses in the portfolio, which has been impacted by a slow economy, a weakened housing market and deterioration in income-producing properties.

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

As of September 30, 2017, DNB had $12.0 million of non-performing assets, which included $7.1 million of non-performing loans and $4.9 million of OREO and other repossessed assets. This compares to $11.3 million of non-performing assets at December 31, 2016 which included $8.5 million of non-performing loans and $2.8 million of OREO and other repossessed assets. Loans are reviewed for impairment in accordance with FASB ASC 310-10-35. Impaired loans can either be secured or unsecured, not including large groups of smaller balance loans that are collectively evaluated. Impairment is measured by the difference between the loan amount and the present value of the future cash flow discounted at the loan’s effective interest rate. Management measures loans for impairment by using the fair value of collateral for collateral dependent loans. In general, management reduces the amount of the appraisal by the estimated cost of acquisition and disposition of the underlying collateral and compares that adjusted value with DNB’s carrying value. DNB establishes a specific valuation allowance on impaired loans that have a collateral shortfall and/or cashflow shortfalls, including estimated costs to sell in comparison to the carrying value of the loan. Of the $8.8 million of impaired loans ($7.1 million of non-performing loans,  $1.1 million of performing TDRs, and a $522,000 performing ASC310-30 loan)  at September 30, 2017, $367,000 had valuation allowances of $95,000 and $8.4 million had no specific allowance. Of the $8.6 million of impaired loans at December 31, 2016, $1.9 million had valuation allowances of $334,000 and $6.7 million had no specific allowance. For those impaired loans that management determined that no specific valuation allowance was necessary, management has reviewed the present value of the future cash flows or the appraisal for each loan and determined that no valuation was necessary. During the quarter ended September 30, 2017, DNB recognized $50,000 in total charge-offs, $36,000 of which related to impaired loans. An impaired loan may not represent an expected loss.

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

Our estimates of the net realizable value of collateral include a deduction for the expected costs to sell the collateral or such other deductions as deemed appropriate. For most real estate collateral, we apply a seven to ten percent deduction to the value of real estate collateral to determine our expected costs to sell the asset.

Analysis of Allowance for Credit Losses

(Dollars in thousands)

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30, 2017	December 31, 2016	September 30, 2016
Beginning balance	$5,373	$4,935	$4,935
Provisions	1,285	730	630
Loans charged off:
Residential mortgage	-	(206)	(206)
Commercial mortgage	(519)	(39)	(39)
Commercial:
Commercial term	(610)	(45)	(32)
Commercial construction	-	-	-
Lease financing	-	-	-
Consumer:
Home equity	-	-	-
Other	(10)	(21)	-
Total charged off	(1,139)	(311)	(277)
Recoveries:
Residential mortgage	2	13	10
Commercial mortgage	50	-	-
Commercial:
Commercial term	20	1	1
Commercial construction	-	1	1
Lease financing	1	3	2
Consumer:
Home Equity	-	-	-
Other	2	1	1
Total recoveries	75	19	15
Ending balance	$5,594	$5,373	$5,303

The following table sets forth the composition of DNB’s allowance for credit losses for the dates indicated.

Composition of Allowance for Credit Losses

(Dollars in thousands)

	September 30, 2017		December 31, 2016		September 30, 2016
		Percent of		Percent of		Percent of
		Loan Type		Loan Type		Loan Type
		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans
Residential mortgage	$246	11%	$349	11%	$403	6%
Commercial mortgage	2,798	56	2,531	57	2,472	56
Commercial:
Commercial term	648	15	709	15	793	21
Commercial construction	1,106	10	969	9	873	6
Consumer:
Home equity	186	7	196	7	202	10
Other	81	1	61	1	62	1
Unallocated	529	-	558	-	498	-
Total	$5,594	100%	$5,373	100%	$5,303	100%
Reserve for unfunded loan commitments	$309		$345		$199

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

Non-interest income for the three and nine month periods ended September 30, 2017 was $1.3 million and $4.0 million, compared to $1.4 million and $5.1 million for the same periods in 2016. The $98,000 decrease during the three months ended September 30, 2017 was mainly attributable to decreases of $197,000 in gain on sale of investment securities, $30,000 in gains from insurance proceeds, and $14,000 in mortgage banking. These decreases were offset by increases of $89,000 in other fees (mostly servicing fee income), $35,000 in gain on sale of loans, and $18,000 in wealth management. The $1.1 million decrease during the nine months ended September 30, 2017 was mainly attributable to decreases of $1.1 million in gains on insurance proceeds (DNB received $1.18 million in gains on insurance proceeds in 2016 as a result of a fire at our West Chester offices that occurred during the second quarter of 2015),  $406,000 in gain on sale of investment securities, and $77,000 in mortgage banking. These decreases were offset by increases of $271,000 in other fees (mostly servicing fee income), $109,000 in service charges on deposits (mostly NSF fees and business analysis charges), $93,000 in gain on sale of loans, and $25,000 in wealth management.

NON-INTEREST EXPENSE

Non-interest expense for the three and nine month periods ended September 30, 2017 was $7.0 million and $20.8 million, compared to $6.7 million and $17.3 million for the same periods in 2016. During the three months ended September 30, 2017, total non-interest expense increased by $286,000.  Compared to the three month period ended September 30, 2016, the increase in non-interest expense was largely due to the addition of ERB staff, offices and equipment as well as Core deposit intangible amortization expense. The increase was primarily due to increases of $1.1 million in salary and employee benefits, $237,000 in other expenses (mostly OREO expense, officer & employee expense, amortization of core deposit intangible, insurance expense, and bank service charges), $179,000 in professional and consulting (mostly professional services and 3rd party services), $107,000 in occupancy (mostly office building rental expense and repairs and maintenance), $103,000 in furniture and equipment (mostly maintenance agreements and depreciation), $88,000 in FDIC insurance, $62,000 in PA shares tax, $24,000 in advertising and marketing, $24,000 in telecommunications, and $11,000 in printing and supplies. These increases were partially offset by decreases of $1.5 million in due diligence and merger expense, $153,000 in loss on sale or write down of OREO, and $7,000 in postage. During the nine months ended September 30, 2017, total non-interest expense increased by $3.5 million. Compared to the nine month period ended September 30, 2016, the increase in non-interest expense was largely due to the addition of ERB staff, offices and equipment as well as Core deposit intangible amortization expense. The increase was primarily due to increases of $2.6 million in salary and employee benefits, $785,000 in other expenses (mostly OREO expense, officer & employee expense, Visa debit charge-off expense, amortization of core deposit intangible, insurance expense, and bank service charges), $547,000 in occupancy (mostly office building rental expense and repairs and maintenance), $433,000 in furniture and equipment (mostly maintenance agreements and depreciation), $386,000 in professional and consulting (mostly audit and accounting fees, professional services, and 3rd party services), $201,000 in PA shares tax, $183,000 in FDIC insurance, $115,000 in advertising and marketing, $80,000 in telecommunications, $54,000 in printing and supplies, and $13,000 in postage. These increases were partially offset by decreases of $1.9 million in due diligence and merger expense and $43,000 in loss on sale or write down of OREO.

INCOME TAXES

Income tax expense for the three and nine month periods ended September 30, 2017 was $1.0 million and $2.8 million, compared to $81,000 and $939,000 for the same periods in 2016. The effective tax rate for the three and nine month periods ended September 30, 2017 was 29.3% and 28.0% compared to 99.1%  and 26.0%  for the same periods in 2016.  The effective tax rate for the three months ended September 30, 2016 was 99.1%  primarily due to an increased taxable adjustment in the quarter for non-deductible due diligence and merger expense of $313,000. The effective tax rate for the nine months ended September 30, 2016 was 26.0% due to non-deductible due-diligence and merger expense of $673,000. Income tax expense for each period differs from the amount determined at the statutory rate of 34.0% due to tax-exempt income on loans and investment securities, DNB's ownership of BOLI policies, and tax credits recognized on a low-income housing limited partnership.

ASSET QUALITY

DNB continues to work diligently to improve asset quality by adhering to strict underwriting standards and improving lending policies and procedures. Non-performing assets totaled $12.0 million at September 30, 2017 compared to $11.3 million at December 31, 2016 and $9.9 million at September 30, 2016. The non-performing loans to total loans ratio was 0.87% at September 30, 2017, 1.04% at December 31, 2016, and 1.36% at September 30, 2016. The non-performing assets to total assets ratio was 1.13% at September 30, 2017, 1.05% at December 31, 2016, and 1.28% at September 30, 2016. The allowance to non-performing loans ratio was 78.7% at September 30, 2017,  63.2% at December 31, 2016, and 76.3% at September 30, 2016.  Loans acquired in connection with the purchase of ERB have been recorded at fair value, in accordance with GAAP, and are based on an initial estimate of the expected cash flows, including a reduction for estimated credit losses, and without carryover of the respective portfolio’s historical allowance for credit losses. DNB will continually evaluate the loans acquired from ERB for additional impairment as part of our normal allowance review process. Non-performing assets have, and will continue to have, an impact on earnings; therefore management intends to continue working aggressively to reduce the level of such assets.

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

DNB’s Credit Policy Committee monitors the performance of the loan portfolio to identify potential problem assets on a timely basis. Committee members meet to design, implement and review asset recovery strategies, which serve to maximize the recovery of each troubled asset. As of September 30, 2017, DNB had $12.7 million of substandard loans. Of the $12.7 million, $5.0 million are performing and are believed to require supervision and review greater than loans rated pass or special mention; and may, depending on the economic environment and other factors, become non-performing assets in future periods. The amount of performing substandard loans at December 31, 2016 was $13.5 million. The decrease in substandard loans during the nine months ended September 30, 2017 was primarily due to payoffs, charge-offs, and rating upgrades in the portfolio, specifically $6.0 million of commercial mortgages and $3.2 million of commercial term loans. The increase in special mention loans during the nine months ended September 30, 2017 was primarily due to rating downgrades in the portfolio, specifically $4.1 million of commercial mortgages and $6.6 million of commercial construction loans. The majority of the loans are secured by commercial real estate, with lesser amounts being secured by residential real estate, inventory and receivables.

The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, and (iii) OREO as a result of foreclosure or voluntary transfer to DNB as well as other repossessed assets. In addition, the table sets forth DNB's asset quality and allowance coverage ratios at the dates indicated:

Non-Performing Assets

(Dollars in thousands)

	September 30, 2017	December 31, 2016	September 30, 2016
Non-accrual loans:
Residential mortgage	$2,070	$1,770	$1,759
Commercial mortgage	2,311	4,593	3,061
Commercial:
Commercial term	1,506	198	202
Commercial construction	447	1,242	1,217
Consumer:
Home equity	468	442	492
Other	308	256	221
Total non-accrual loans	7,110	8,501	6,952
Loans 90 days past due and still accruing	-	-	-
Total non-performing loans	7,110	8,501	6,952
Other real estate owned & other repossessed property	4,916	2,767	2,939
Total non-performing assets	$12,026	$11,268	$9,891
Asset quality ratios:
Non-performing loans to total loans	0.87%	1.04%	1.36%
Non-performing assets to total assets	1.13	1.05	1.28
Allowance for credit losses to:
Total loans	0.68	0.66	1.04
Non-performing loans	78.7	63.2	76.3

Troubled Debt Restructurings Loans whose terms are modified are classified as troubled debt restructurings (“TDR”) if DNB grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired. The recorded investments in troubled debt restructured loans at September, 2017 and December 31, 2016 are as follows:

	September 30, 2017
	Pre-Modification	Post-Modification
(Dollars in thousands)	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Residential mortgage	$754	$883	$699
Commercial mortgage	992	992	987
Consumer:
Home equity	148	148	147
Other	40	42	39
Total	$1,934	$2,065	$1,872

	December 31, 2016
	Pre-Modification	Post-Modification
(Dollars in thousands)	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Residential mortgage	$754	$883	$726
Consumer:
Home equity	148	148	148
Other	40	42	40
Total	$942	$1,073	$914

At September 30, 2017, DNB had eight TDRs with recorded investment totaling $1,872,000, five of which, totaling $1,134,000, are accruing loans in compliance with the terms of the modification. The remaining $738,000 represents three loans that were nonaccrual impaired loans and resulted in collateral evaluations. As a result of the evaluations, specific reserves and charge-offs have been taken where appropriate. DNB recognized partial charge-offs totaling $151,000 on two residential loans prior to their restructuring and $2,000 on one consumer installment loan after its restructuring. As of September 30, 2017, there were no defaulted TDRs as all TDRs were current with respect to their associated forbearance agreements. There were no defaults on TDRs during the nine months ended September 30, 2017.

At December 31, 2016, DNB had five TDRs with recorded investment totaling $914,000, one of which totaled $102,000, represented an accruing impaired home equity loan in compliance with the terms of the modification. The remaining $812,000 represents four loans that were nonaccrual impaired loans and resulted in collateral evaluations. As a result of the evaluations, specific reserves and charge-offs have been taken where appropriate. As of December 31, 2016, DNB recognized partial charge-offs totaling $151,000 on two residential loans prior to their restructuring and $2,000 on one consumer installment loan after its restructuring. DNB did not recognize any charge-off on the last remaining TDR. As of December 31, 2016, there were no defaulted TDRs as all TDRs were current with respect to their associated forbearance agreements. There were no defaults on TDRs within twelve months of restructure during the nine months ended September 30, 2016.

Impaired loans are measured for impairment using the fair value of the collateral for collateral dependent loans.  Information regarding impaired loans is presented as follows:

	At and For the	At and For the	At and For the
	Nine Months Ended	Year Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2017	December 31, 2016	September 30, 2016
Total recorded investment	$8,776	$8,604	$7,055
Impaired loans with a specific allowance	367	1,872	1,662
Impaired loans without a specific allowance	8,409	6,732	5,393
Average recorded investment	8,184	6,669	6,184
Specific allowance allocation	95	334	386
Total principal and interest collected	427	852	772
Interest income recorded	10	4	3

LIQUIDITY AND CAPITAL RESOURCES

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes. DNB’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding.  As part of its liquidity management, DNB maintains assets that comprise its liquidity, which totaled $105.4 million at September 30, 2017 compared to $101.4 million at December 31, 2016.  Liquidity includes investments and restricted stock, Federal funds sold and cash and due from banks, less the amount of securities required to be pledged for certain liabilities. DNB also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.

In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs.  Through these relationships, DNB had available credit of approximately $510.8 million at September 30, 2017. As a member of the FHLB, we are eligible to borrow up to a specific credit limit which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of September 30, 2017,  DNB’s Maximum Borrowing Capacity with the FHLBP was $450.8 million. At September 30, 2017, DNB had borrowed $51.0 million and the FHLB had issued letters of credit, on DNB's behalf, totaling $50.0 million against its available credit lines. At September 30, 2017,  DNB also had available $60.0 million of unsecured federal funds lines of credit with other financial institutions as well as $162.6 million of available short or long term funding through the Certificate of Deposit Account Registry Service (CDARS) program and $174.3 million of available short or long term funding through Raymond James’ brokered CDs agreement. Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

At September 30, 2017, DNB had $164.0 million in un-funded loan commitments. Management anticipates these commitments will be funded by means of normal cash flows. Certificates of deposit greater than or equal to $250,000 scheduled to mature in one year or less from September 30, 2017 totaled $40.1 million. Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in cash and cash equivalents or by pay-downs and maturities of loans and investments.

The Corporation and the Bank have each met the definition of “well capitalized” for regulatory purposes on September 30, 2017.  The Bank’s capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of the Corporation’s or the Bank’s overall financial condition or prospects. The Corporation’s capital exceeds the FRB’s minimum leverage ratio requirements for bank holding companies (see additional discussion included in Note 17 of DNB’s December 31, 2016 Form 10-K).

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

The following table summarizes data and ratios pertaining to the Corporation and the Bank's capital structure.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes*		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation
September 30, 2017
Total risk-based capital	$112,654	13.79%	$75,544	9.250%	N/A	N/A
Common Equity Tier 1 capital	88,001	10.78	46,959	5.750	N/A	N/A
Tier 1 risk-based capital	97,001	11.88	59,210	7.250	N/A	N/A
Tier 1 (leverage) capital	97,001	9.22	42,069	4.000	N/A	N/A
December 31, 2016
Total risk-based capital	$105,669	12.50%	$72,924	8.625%	N/A	N/A
Common equity tier 1 capital	81,201	9.60	43,332	5.125	N/A	N/A
Tier 1 risk-based capital	90,201	10.67	56,014	6.625	N/A	N/A
Tier 1 (leverage) capital	90,201	8.42	42,864	4.000	N/A	N/A
DNB First, N.A.
September 30, 2017
Total risk-based capital	$110,998	13.62%	$75,391	9.250%	$91,692	11.25%
Common Equity Tier 1 capital	105,095	12.89	46,865	5.750	63,165	7.75
Tier 1 risk-based capital	105,095	12.89	59,090	7.250	75,391	9.25
Tier 1 (leverage) capital	105,095	10.00	42,017	4.000	52,522	5.00
December 31, 2016
Total risk-based capital	$103,094	12.22%	$72,785	8.625%	$84,388	10.00%
Common equity tier 1 capital	97,376	11.54	43,249	5.125	54,852	6.50
Tier 1 risk-based capital	97,376	11.54	55,907	6.625	67,511	8.00
Tier 1 (leverage) capital	97,376	9.09	42,830	4.000	53,537	5.00
*Capital conversion buffer of 1.25% and 0.625% included for September 30, 2017 and December 31, 2016, respectively.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes an Economic Value of Equity ("EVE") model. The EVE model measures the potential price risk of equity to changes in interest rates and factors in the optionality included on the balance sheet. EVE analysis is used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The EVE is likely to be different if rates change. Results falling outside prescribed ranges may require action by management. At September 30, 2017 and December 31, 2016, DNB's variance in the EVE as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the following table. The change as a percentage of the present value of equity with a 200 basis point increase was within DNB's negative 25% guideline at September 30, 2017 and December 31, 2016.

(Dollars in thousands)	September 30, 2017			December 31, 2016
Change in rates	Flat	-200bp	+200bp	Flat	-200bp	+200bp
EVE	$134,102	$116,470	$135,091	$118,298	$111,279	$114,771
Change		(17,632)	989		(7,019)	(3,527)
Change as % of assets		(1.7%)	0.1%		(0.7%)	(0.3%)
Change as % of PV equity		(13.1%)	0.7%		(5.9%)	(3.0%)

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

Management of DNB is responsible for establishing and maintaining adequate internal control over financial reporting for DNB, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  There was no change in DNB’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, DNB’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended September 30, 2017. The following table provides information on repurchases by DNB of its common stock in each month of the quarter ended September 30, 2017:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	Per Share	or Programs	Programs (a)

July 1, 2017 – July 31, 2017	-	$-	-	$63,016

August 1, 2017 – August 31, 2017	-	-	-	$63,016

September 1, 2017 – September 30, 2017	-	-	-	$63,016

Total	-	$-	-	$63,016

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

overmber
DNB FINANCIAL CORPORATION

November 13, 2017	BY:	/s/ William J. Hieb
William J. Hieb, Chief Executive Officer, President and Director

November 13, 2017	BY:	/s/ Gerald F. Sopp
Gerald F. Sopp, Chief Financial Officer and Executive Vice President

Exhibit Index

Exhibit Number	Description
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