Form 10-K
period 2017-12-31
DNB FINANCIAL CORP /PA/
filed 2018-03-15
CIK 713671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provide pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the shares of common stock of the Registrant issued and outstanding on June 30, 2017, which excludes 746,000 shares held by all directors, officers and affiliates of the Registrant as a group, was approximately $120.5 million. This figure is based on the closing price of $34.30 per share of the Registrant’s common stock on June 30, 2017, the last business day of the Registrant’s second fiscal quarter.

As of March 12, 2018, the Registrant had outstanding 4,290,827 shares of Common Stock, $1 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

FORM 10-K

DNB FINANCIAL CORPORATION

DNB FINANCIAL CORPORATION

FORM 10-K

Forward‑Looking Statements

 This Annual Report on Form 10-K, as well as other written or oral communications made from time to time by us, contains forward-looking information within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These statements relate to future events or future predictions, including events or predictions relating to future financial performance, and are generally identifiable by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “plan,” “intend,” or “anticipate” or the negative thereof or comparable terminology. Forward-looking statements reflect numerous assumptions, estimates and forecasts as to future events. No assurance can be given that the assumptions, estimates and forecasts underlying such forward-looking statements will accurately reflect future conditions, or that any guidance, goals, targets or projected results will be realized. The assumptions, estimates and forecasts underlying such forward-looking statements involve judgments with respect to, among other things, future economic, competitive, regulatory and financial market conditions and future business decisions, which may not be realized and which are inherently subject to significant business, economic, competitive and regulatory uncertainties and known and unknown risks, including the risks described under “Risk Factors” in this Annual Report on Form 10-K, as such factors may be updated from time to time in our filings with the SEC, including our Quarterly Reports on Form 10-Q. Our actual results may differ materially from those reflected in the forward-looking statements.

In addition to the risks described in the “Risk Factors” section of this Annual Report on Form 10-K and the other reports we file with the SEC, important factors to consider and evaluate with respect to such forward-looking statements include:

•	Changes in external competitive market factors that might impact our results of operations;

•	Changes in laws and regulations, including without limitation changes in capital requirements under Basel III;

•

The impact of the federal Tax Cuts and Jobs Act of 2017, including, but not limited to, the effect of a lower federal corporate income tax rate, including on the valuation of our tax assets and liabilities;

•	Changes in our business strategy or an inability to execute our strategy due to the occurrence of unanticipated events;

•	Local, regional and national economic conditions and events, including real estate values, and the impact they may have on us and our customers;

•

Costs and effects of regulatory and legal developments, including official and unofficial interpretations by regulatory agencies of laws and regulations, the results of regulatory examinations and the outcome of regulatory or other governmental inquiries and proceedings, such as fines or restrictions on our business activities;

•	Our ability to attract deposits and other sources of liquidity;

•	Changes in the financial performance and/or condition of our borrowers;

•	Our ability to access the capital markets to fund our operations and future growth;

•	Changes in the level of non-performing and classified assets and charge-offs;

•	Changes in estimates of future loan loss reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	Inflation, interest rate, securities market and monetary fluctuations;

•	Timely development and acceptance of new banking products and services and perceived overall value of these products and services by users;

•	Changes in consumer spending, borrowing and saving habits;

•	Technological changes;

•

Significant disruption in the technology platforms on which we rely, including security failures, cyberattacks or other breaches of our systems or those of our customers, partners or service providers;

•	Continued volatility in the credit and equity markets and its effect on the general economy;

•

Effects of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;

•	Our ability to identify potential candidates for, and consummate, acquisition or investment transactions;

•	The timing of acquisition, investment, or disposition transactions;

•	Constraints on our ability to consummate an attractive acquisition or investment transaction because of significant competition for these opportunities;

•	The businesses of DNB and any acquisition targets or merger partners and subsidiaries not integrating successfully or such integration being more difficult, time-consuming or costly than expected;

•

Material differences in the actual financial results of merger and acquisition activities compared with expectations, such as with respect to the full realization of anticipated cost savings and revenue enhancements within the expected time frame;

•	Our ability to successfully implement our growth strategy, increase market share, control expenses and maintain liquidity; and

•	DNB First’s ability to pay dividends to DNB Financial Corporation.

You are cautioned not to place undue reliance on any forward-looking statements we make, which speak only as of the date they are made. We do not undertake any obligation to release publicly or otherwise provide any revisions to any forward-looking statements we may make, including any forward-looking financial information, to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events, except as may be required under applicable law.

Part I

Item 1.  Business

General Description of Registrant’s Business and Its Development

DNB Financial Corporation (the “Registrant” or “DNB”), a Pennsylvania business corporation, is a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System (Federal Reserve Board). The Registrant was incorporated on October 28, 1982 and commenced operations on July 1, 1983 upon consummation of the acquisition of all of the outstanding stock of Downingtown National Bank, now known as DNB First, National Association (the “Bank”). Since commencing operations, DNB’s business has consisted primarily of managing and supervising the Bank, and its principal source of income has been derived from the Bank. At December 31, 2017,  DNB had total consolidated assets, total liabilities and stockholders’ equity of $1.1 billion, $980.0 million, and $101.9 million, respectively.

The Bank was organized in 1860. The Bank is a national banking association that is a member of the Federal Reserve System, the deposits of which are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is a full service commercial bank providing a wide range of services to individuals and small to medium sized businesses in the southeastern Pennsylvania market area, including accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans. In addition, the Bank has fifteen (15) full service branches and a full-service wealth management group known as “DNB First Wealth Management.” The Bank’s financial subsidiary, DNB Financial Services, Inc., (also known as “DNB Investments & Insurance”) is a Pennsylvania licensed insurance agency, which, through a third party marketing agreement with Cetera Investment Services, LLC, sells a broad variety of insurance and investment products. The Bank’s other subsidiaries are Downco, Inc. and DN Acquisition Company, Inc. which were incorporated in December 1995 and December 2008, respectively, for the purpose of acquiring and holding Other Real Estate Owned acquired through foreclosure or deed in-lieu-of foreclosure, as well as Bank-occupied real estate.

The Bank’s headquarters is located at 4 Brandywine Avenue, Downingtown, Pennsylvania. As of December 31, 2017, the Bank had total assets of $1.1 billion, total deposits of $861.4 million and total stockholders’ equity of $120.3 million. The Bank’s business is not seasonal in nature. The FDIC, to the extent provided by law, insures its deposits. On December 31, 2017, the Bank had 163 full-time employees and 20 part-time employees.

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

Business Combinations

DNB and its subsidiaries engaged in the following business combination since January 1, 2013:

Effective October 1, 2016, DNB completed its merger (the "Merger") with East River Bank (“ERB”), a locally-managed institution, headquartered in Philadelphia, Pennsylvania. Pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of April 4, 2016, at the effective time of the Merger, ERB merged with and into DNB First, N.A., a wholly owned subsidiary of DNB.

 The acquisition added 3 full service branches in Philadelphia County, bringing DNB’s branch count to fifteen (15) in the Greater Philadelphia Region. In addition, the acquisition added approximately $306.4 million in loans and $227.2 million in deposits.

In accordance with the terms of the Merger Agreement, holders of East River Bank common shares received, in aggregate, $6.7 million in cash and 1,368,527 shares or approximately 32% of DNB’s outstanding common stock. The transaction was valued at $47.5 million based on DNB’s September 30, 2016 closing share price of $25.36 as quoted on NASDAQ. The results of the combined entity’s operations have been included in DNB’s Consolidated Financial Statements from the date of acquisition. The acquisition of ERB was accounted for as a business combination using the acquisition method of accounting, which includes estimating the fair value of assets acquired, liabilities assumed and consideration paid as of the acquisition date. See Note 2 – Business Combinations.

DNB’s internet website address is www.dnbfirst.com.  Information on DNB’s website is not part of this Annual Report on Form 10-K.  Investors can obtain copies of DNB’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, on DNB’s website (accessible under “Investor Relations” – “SEC Filings”) as soon as reasonably practicable after DNB has filed such materials with, or furnished them to, the Securities and Exchange Commission (“SEC”).  DNB will also furnish a paper copy of such filings free of charge upon request. Investors can also read and copy any materials filed by DNB with the SEC at the SEC’s Public Reference Room which is located at 100 F Street, NE, Washington, DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. DNB’s filings can also be accessed at the SEC’s internet website: https://www.sec.gov/cgi-bin/browse-edgar?CIK=713671.

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

Pursuant to these requirements, the FDIC adopted new assessment regulations effective April 1, 2011 that redefined the assessment base as average consolidated assets less average tangible equity. Insured banks with more than $1.0 billion in assets must calculate quarterly average assets based on daily balances while smaller banks and newly chartered banks may use weekly averages. Average assets would be reduced by goodwill and other intangibles. Average tangible equity equals Tier 1 capital. For institutions with more than $1.0 billion in assets, average tangible equity is calculated on a weekly basis while smaller institutions may use the quarter-end balance. The base assessment rate for insured institutions in Risk Category I will range between 5 to 9 basis points and for institutions in Risk Categories II, III, and IV will be 14, 23 and 35 basis points, respectively. An institution’s assessment rate will be reduced based on the amount of its outstanding unsecured long-term debt and for institutions in Risk Categories II, III and IV may be increased based on their brokered deposits.

In addition to deposit insurance assessments, banks are subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The FDIC sets the Financing Corporation assessment rate every quarter. The current annual Financing Corporation assessment rate is 46 basis points on the deposit insurance assessment base, as defined above, which we anticipate will result in an aggregate estimated FICO assessment payment by the Bank of $46,000 in 2018.

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

Regulatory Reform and Legislation.  From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of DNB in substantial and unpredictable ways.  If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions.  DNB cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on its financial condition or results of operations.  A change in statutes, regulations or regulatory policies applicable to DNB or our subsidiaries could have a material effect on our business, financial condition and results of operations.

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

Incentive Compensation.  In June 2010, the Federal Reserve Board, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

The Federal Reserve Board will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as DNB, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In addition, Section 956 of the Dodd-Frank Act required certain regulators (including the FDIC, SEC and Federal Reserve Board) to adopt requirements or guidelines prohibiting excessive compensation. In April and May 2016, the Federal Reserve, jointly with five other federal regulators, published a proposed rule in response to Section 956 of the Dodd-Frank Act, which requires implementation of regulations or guidelines to: (1) prohibit incentive-based payment arrangements that encourage inappropriate risks by certain financial institutions by providing excessive compensation or that could lead to material financial loss, and (2) require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator.

The proposed rule identifies three categories of institutions that would be covered by these regulations based on average total consolidated assets, applying less prescriptive incentive-based compensation program requirements to the smallest covered institutions (Level 3) and progressively more rigorous requirements to the larger covered institutions (Level 1). Under the proposed rule, we would fall into the smallest category (Level 3), which applies to financial institutions with average total consolidated assets greater than $1 billion and less than $50 billion. The proposed rules would establish general qualitative requirements applicable to all covered entities, which would include (i) prohibiting incentive arrangements that encourage inappropriate risks by providing excessive compensation; (ii) prohibiting incentive arrangements that encourage inappropriate risks that could lead to a material financial loss; (iii) establishing requirements for performance measures to appropriately balance risk and reward; (iv) requiring board of director oversight of incentive arrangements; and (v) mandating appropriate record keeping. Under the proposed rule, larger financial institutions with total consolidated assets of at least $50 billion would also be subject to additional requirements applicable to such institutions’ “senior executive officers” and “significant risk- takers.” These additional requirements would not be applicable to us because we currently have less than $50 billion in total consolidated assets. Comments on the proposed rule were due by July 22, 2016. As of the date of this document, the final rule has not yet been published by these regulators.

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

ASU 2016-13 will result in a significant change in how we recognize credit losses and may have a material impact on our financial condition or results of operations.  - In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss model, or CECL. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan and lease losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

The new CECL standard will become effective for the Corporation for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. We are currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for credit losses as of the beginning of the first reporting period in which the new standard is effective. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations.

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

Potential limitations on incentive compensation contained in proposed federal agency rulemaking may adversely affect our ability to attract and retain our highest performing team members. - In April 2011 and May 2016, the Federal Reserve, other federal banking agencies and the SEC jointly published proposed rules designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at covered financial institutions, which includes a bank or bank holding company with $1 billion or more in assets, such as DNB. It cannot be determined at this time whether or when a final rule will be adopted and whether compliance with such a final rule will substantially affect the manner in which we structure compensation for our executives and other employees.  Depending on the nature and application of the final rules, we may not be able to successfully compete with certain financial institutions and other companies that are not subject to some or all of the rules to retain and attract executives and other high performing employees.  If this were to occur, relationships that we have established with our clients may be impaired and our business, financial condition and results of operations could be adversely affected, perhaps materially.

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

The fair value of DNB's investment securities can fluctuate due to market conditions which, under some circumstances can lead to other-than-temporary impairment. - As of December 31, 2017, the fair value of DNB's investment securities portfolio was approximately $174.2 million. Factors beyond DNB's control can significantly influence the fair value of DNB's investment securities and can result in adverse changes to their fair value. These factors include, but are not limited to, rating agency actions with respect to the securities, defaults by the issuer or with respect to any underlying securities, and changes in market interest rates and instability in the capital markets. These and other factors could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material adverse effect on us. The process for determining whether impairment of a security is other-than-temporary typically requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

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

If DNB fails to maintain an effective system of internal controls, its business could be adversely affected. - DNB is dependent upon maintaining an effective system of internal controls to provide reasonable assurance that transactions and activities are conducted in accordance with established policies and procedures and are all captured and reported in the financial statements. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and expectations of employee conduct and can only provide reasonable, not absolute, assurance that the objectives of the system are met. Any failure to maintain an effective system of internal controls, any failure to adhere to those internal controls, or any circumvention of DNB's controls could have a material adverse effect on its operations, net income, financial condition, reputation and compliance with laws and regulations. Any failure to maintain an effective internal control environment could impact our ability to report our financial results on an accurate and timely basis, which could result in regulatory actions, loss of investor confidence, and an adverse impact on our business operations and stock price.

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

Our business, financial condition, results of operations and future prospects could be adversely affected by the highly regulated environment in which we operate. - As a bank holding company, we are subject to federal supervision and regulation.  Federal regulation of the banking industry, along with tax and accounting laws, regulations, rules and standards, may limit our operations significantly and control the methods by which we conduct business, just as they limit those of other banking organizations.  In addition, compliance with laws and regulations can be difficult and costly, and changes to laws and regulations can impose additional compliance costs.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which imposes significant regulatory and compliance changes on financial institutions, is an example of this type of federal regulation.  Many of these regulations are intended to protect depositors, customers, the public, the banking system as a whole, or the FDIC insurance funds, not stockholders.  Regulatory requirements and discretion affect our lending practices, capital structure, investment practices, dividend policy and many other aspects of our business.  There are laws and regulations which restrict transactions between us and our subsidiaries.  These requirements may constrain our operations, and the adoption of new laws and changes to or repeal of existing laws may have a further impact on our business, financial condition, results of operations and future prospects.  Also, the burden imposed by those federal and state regulations may place banks in general, including our Bank in particular, at a competitive disadvantage compared to their non-banking competitors. We are also subject to requirements with respect to the confidentiality of information obtained from clients concerning their identities, business and personal financial information, employment, and other matters.  We require our personnel to agree to keep all such information confidential and we monitor compliance.  Failure to comply with confidentiality requirements could result in material liability and adversely affect our business, financial condition, results of operations and future prospects.

Bank holding companies and financial institutions are extensively regulated and currently face an uncertain regulatory environment. Applicable laws, regulations, interpretations, enforcement policies and accounting principles have been subject to significant changes in recent years, and may be subject to significant future changes.  Future changes may have a material adverse effect on our business, financial condition and results of operations.

Federal and state regulatory agencies may adopt changes to their regulations or change the manner in which existing regulations are applied.  We cannot predict the substance or effect of pending or future legislation or regulation or the application of laws and regulations to DNB.  Compliance with current and potential regulation, as well as regulatory scrutiny, may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital, and limit our ability to pursue business opportunities in an efficient manner by requiring us to expend significant time, effort and resources to ensure compliance and respond to any regulatory inquiries or investigations.  In addition, press coverage and other public statements that assert some form of wrongdoing by financial services companies (including press coverage and public statements that do not involve us) may result in regulatory inquiries or investigations, which, independent of the outcome, may be time-consuming and expensive and may divert time, effort and resources from our business.  Evolving regulations and guidance and concerning executive compensation may also impose limitations on us that affect our ability to compete successfully for executive and management talent.

In addition, given the current economic and financial environment, regulators may elect to alter standards or the interpretation of the standards used to measure regulatory compliance or to determine the adequacy of liquidity, certain risk management or other operational practices for financial services companies in a manner that impacts our ability to implement our strategy and could affect us in substantial and unpredictable ways, and could have a material adverse effect on our business, financial condition and results of operations. Furthermore, the regulatory agencies have extremely broad direction in their interpretation of the regulations and laws and their interpretation of the quality of our loan portfolio, securities portfolio and other assets.  If any regulatory agency’s assessment of the quality of our assets, operations, lending practices, investment practices, capital structure or other assets of our business differs from our assessment, we may be required to take additional charges or undertake or refrain from taking actions that would have the effect of materially reducing our earning, capital ratios and share price.

New capital rules that were recently issued generally require insured depository institutions and certain holding companies to hold more capital. The impact of the new rules on DNB's financial condition and operations is uncertain. - In July 2013, U.S. federal bank regulatory agencies issued final rules that substantially amended the regulatory risk-based capital rules applicable to DNB and DNB First. The new rules revise, among other things, risk-based capital requirements and the method for calculating risk weighted assets to make those standards consistent with agreements that were reached by Basel III and certain provisions of the Dodd-Frank Act. Certain requirements of the rule began to phase in on January 1, 2015 and the remaining requirements of the rule will be phased by January 1, 2019. The new rules include certain new and higher risk-based capital and leverage requirements than those currently in place. In addition, in order to avoid restrictions on capital distributions (including dividends) or discretionary bonus payments to executives, a covered banking organization must maintain a "capital conservation buffer" on top of its minimum risk-based capital requirements. The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019.  Furthermore, in the current economic and regulatory environment, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations. The application of more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if DNB were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers, could result in modifications to its business strategy and could limit its ability to make distributions, including paying dividends or repurchasing its shares. In December 2017, the

Basel Committee on Banking Supervision published standards that it described as the finalization of the Basel III regulatory framework (commonly referred to as Basel IV).  Among other things, these standards revise the Basel Committee’s standardized approach for credit risk and provide a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027.  Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to DNB or the Bank.  The impact of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators.

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

•

changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity or real estate valuations or volatility and other geopolitical, regulatory or judicial events; and

•	ineffective internal controls over financial reporting

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

Goodwill Impairment may adversely impact our results of operations.  - Impairment of goodwill or other intangible assets could require charges to earnings, which could result in a negative impact on our results of operations. Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are no longer amortized but, instead, are evaluated for impairment periodically or when impairment indicators are present. Evaluation of goodwill and such other intangible assets could result in circumstances where the applicable intangible asset is deemed to be impaired for accounting purposes. Under such circumstances, the intangible asset’s impairment would be reflected as a charge to earnings in the period during which such impairment is identified. Management reviewed the requirements of the qualitative assessments listed in ASC 350-20-35-3C, and resultantly identified nine qualitative assessments that are relevant to the general banking industry and specifically to DNB. These qualitative assessments were intended to isolate change factors which would contribute to the increased risk of impairment of goodwill. The qualitative factors were then used to compare base year levels with current levels to identify potential change factors which could contribute to the increased risk of impairment of goodwill. Based on the results of this analysis, it is more likely than not that the fair value of reporting unit as of the date of this report is higher than its book value and, therefore, goodwill is considered not impaired and no further testing is required pursuant to ASC Topic 350-20.

There is no assurance that we will be successful in overcoming these risks or any other problems encountered in connection with pending or potential acquisitions. Our inability to overcome these risks could have an adverse effect on our levels of reported net income, ROE and ROA, and our ability to achieve our business strategy and maintain our market value.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2017, DNB owns or leases 15 full-service branch locations, two of which additionally serve as other administrative offices. The following tables detail DNB’s properties as of December 31, 2017:

Banking Office	Office Location	Owned/Leased
Boothwyn	3915 Chichester Avenue, Boothwyn, PA 19061	Owned
Caln	1835 East Lincoln Highway, Coatesville, PA 19320	Owned
Chadds Ford	300 Oakland Road, West Chester, PA 19382	Leased
Downingtown	4 Brandywine Avenue, Downingtown, PA 19335	Owned
East End	701 East Lancaster Avenue, Downingtown, PA 19335	Owned
East Falls	4341 Ridge Avenue, Philadelphia, PA 19129	Leased
Exton*	410 Exton Square Parkway, Exton, PA 19341	Leased
Kennett Square	215 East Cypress Street, Kennett Square, PA 19348	Owned
Lionville	891 Pottstown Pike, Exton, PA 19341	Owned
Little Washington	104 Culbertson Run Road, Downingtown, PA 19335	Owned
Ludwig’s Corner	1030 North Pottstown Pike, Chester Springs, PA 19425	Owned
Old City	36 North 3rd Street, Philadelphia, PA 19106	Leased
Roxborough	6137 Ridge Avenue, Philadelphia, PA 19128	Leased
West Chester*	124 West Market Street, West Chester, PA 19380	Leased
West Goshen	1115 West Chester Pike, West Chester, PA 19380	Leased

Other Administrative Offices
Downingtown	4 Brandywine Avenue, Downingtown, PA 19335	Owned
Downingtown	104 Brandywine Avenue, Downingtown, PA 19335	Leased
West Chester	124 West Market Street, West Chester, PA 19380	Leased

*Wealth Management Office

Item 3.  Legal Proceedings

Neither the Corporation nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material pending legal proceedings other than ordinary routine litigation incidental to their business.

Item 4.  Mine Safety Disclosures

Not Applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Price of and Dividends on Registrant’s Common Equity

DNB Financial Corporation’s common stock, par value $1.00 per share, is listed for trading on Nasdaq's Capital Market under the symbol DNBF. Current price information is available from account executives at most brokerage firms as well as the firms listed at the back of this report who are market makers of DNB’s common stock. There were approximately 600 holders of record who owned 4.3 million shares of common stock outstanding at March 12, 2018. Quarterly high and low sales prices are set forth in the following table:

	2017			2016
	High	Low	Dividend	High	Low	Dividend
First quarter	$34.93	$27.82	$0.07	$29.40	$27.95	$0.07
Second quarter	35.15	30.70	0.07	29.50	23.05	0.07
Third quarter	35.38	30.27	0.07	26.47	23.71	0.07
Fourth quarter	35.05	32.38	0.07	28.95	25.01	0.07

The information required with respect to the frequency and amount of DNB’s cash dividends declared on each class of its common equity for the two most recent fiscal years is set forth in the section of this report titled, “Item 6 — Selected Financial Data”  and incorporated herein by reference.

See also the discussion under "5. Certain Regulatory Matters" of "Management's Discussion and Analysis of Results of Operations" for further information regarding limitations on our ability to pay dividends.

The information required with respect to securities authorized for issuance under DNB’s equity compensation plans is set forth in “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, and incorporated herein by reference.

(b) Recent Sales of Unregistered Securities

None.

 (c) Purchases of Equity Securities by DNB and Affiliated Purchasers

The following table provides information on repurchases by or on behalf of DNB or any “affiliated purchaser” (as defined in Regulation 10b-18(a) (3)) of its common stock in each month of the quarter ended December 31, 2017.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	Per Share	or Programs	Programs
October 1, 2017 - October 31, 2017	-	$-	-	63,016
November 1, 2017 - November 30, 2017	-	-	-	63,016
December 1, 2017 - December 31, 2017	-	-	-	63,016
Total	-	$-	-	63,016

On July 25, 2001, DNB authorized the buyback of up to 175,000 shares of its common stock over an indefinite period. On August 27, 2004, DNB increased the buyback from 175,000 to 325,000 shares of its common stock over an indefinite period.

(d) Corporation Performance Graph

The following graph presents the 5 year cumulative total return on DNB Financial Corporation’s common stock, compared to the S&P 500 Index and the S&P 500 Financial Index for the 5 year period ended December 31, 2017. The comparison assumes that $100 was invested in DNB’s common stock and each of the foregoing indices and that all dividends have been reinvested.

CORPORATION PERFORMANCE

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

AMONG DNB FINANCIAL CORP., the S&P 500 INDEX and the S&P 500 FINANCIAL INDEX

Item 6.  Selected Financial Data

The selected financial data set forth below is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto, contained elsewhere herein.

	At or For the Year Ended December 31
(Dollars in thousands, except share data)	2017	2016	2015	2014	2013
RESULTS OF OPERATIONS
Interest income	$43,385	$29,179	$24,478	$23,596	$23,212
Interest expense	5,720	3,324	2,712	2,311	2,888
Net interest income	37,665	25,855	21,766	21,285	20,324
Provision for credit losses	1,660	730	1,105	1,130	2,530
Non-interest income	5,418	6,364	5,009	4,958	4,795
Non-interest expense	28,021	24,641	19,029	18,632	17,450
Income before income taxes	13,402	6,848	6,641	6,481	5,139
Income tax expense	5,456	1,869	1,503	1,677	1,220
Net income	$7,946	$4,979	$5,138	$4,804	$3,919
Preferred stock dividends & accretion of discount	-	-	50	135	148
Net income available to common stockholders	$7,946	$4,979	$5,088	$4,669	$3,771

PER SHARE DATA
Basic earnings	$1.87	$1.56	$1.82	$1.69	$1.38
Diluted earnings	1.85	1.55	1.79	1.66	1.36
Cash dividends	0.28	0.28	0.28	0.28	0.28
Book value	23.78	22.36	19.65	18.33	16.55
Tangible book value (Non-GAAP)	20.06	18.56	19.58	18.26	16.47
Average common shares outstanding	4,260,137	3,186,079	2,801,881	2,766,723	2,742,417
Average diluted common shares outstanding	4,290,070	3,218,884	2,847,488	2,812,726	2,780,752
PERFORMANCE RATIOS
Return on average assets	0.74%	0.59%	0.69%	0.71%	0.60%
Return on average stockholders' equity	7.93	7.40	8.72	7.78	6.75
Return on average tangible equity (Non-GAAP)	9.44	9.74	8.73	7.79	6.77
Net interest margin	3.73	3.31	3.16	3.36	3.30
Efficiency ratio	63.75	75.53	68.31	71.12	69.29
Wtd average yield on earning assets	4.28	3.72	3.51	3.67	3.76
FINANCIAL CONDITION
Total assets	$1,081,915	$1,070,685	$748,818	$723,330	$661,473
Total liabilities	979,973	975,845	693,330	659,422	602,890
Total stockholders' equity	101,942	94,840	55,488	63,908	58,583
Loans, gross	845,897	817,529	481,758	455,603	415,354
Allowance for credit losses	5,843	5,373	4,935	4,906	4,623
Investment securities	174,173	182,206	220,208	231,656	186,958
Goodwill	15,525	15,590	-	-	-
Intangible assets	435	537	66	82	111
Deposits	861,203	885,187	606,275	605,083	558,747
Borrowings	112,803	86,668	81,909	49,005	39,674
ASSET QUALITY RATIOS
Net charge-offs to average loans	0.15%	0.05%	0.23%	0.19%	1.20%
Non-performing loans/total loans	0.89	1.04	1.06	1.50	1.38
Non-performing assets/total assets	1.16	1.05	1.02	1.07	1.03
Allowance for credit loss/total loans	0.69	0.66	1.02	1.08	1.11
Allowance for credit loss/non-performing loans	77.36	63.20	96.91	71.59	80.70
CAPITAL RATIOS
Total equity/total assets	9.42%	8.86%	7.41%	8.84%	8.86%
Tangible equity/tangible assets	8.07	7.46	7.40	8.82	8.84
Tier 1 leverage ratio	9.19	8.42	8.94	10.55	10.61
Common equity tier 1 risk based capital ratio	10.71	9.60	10.44	10.50	10.51
Tier 1 risk based capital ratio	11.80	10.67	12.08	14.90	15.35
Total risk based capital ratio	13.73	12.50	14.78	15.92	16.40

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

Non-GAAP Based Financial Measures

Our selected financial data contains non-GAAP financial measures calculated using non-GAAP amounts. These measures are tangible book value per common share and return on average tangible equity. Tangible book value per share adjusts the numerator by the amount of Goodwill and Other Intangible Assets (reduction of Shareholders' Equity). Return on average tangible equity adjusts the denominator by the amount of Goodwill and Other Intangible Assets (reduction of Shareholders’ Equity). Management uses non-GAAP measures to present historical periods comparable to the current period presentation. In addition, management believes the use of non-GAAP measures provides additional clarity when assessing our financial results and use of equity. Disclosures of this type should not be viewed as substitutes for results determined to be in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other entities.

Reconciliation of Book Value Per Common Share to Tangible Book Value Per Common Share
	For the year ended
	December 31,
(in thousands, except share and per share data)	2017	2016
Stockholders' Equity	$101,942	$94,840
Goodwill	15,525	15,590
Other intangible assets	435	537
Tangible common equity (Non-GAAP)	$85,982	$78,713

Outstanding shares	4,286,117	4,240,778

Book value per common share (GAAP)	$23.78	$22.36
Tangible book value per common share (Non-GAAP)	20.06	18.56

Return on Average Tangible Equity (Non-GAAP)
	For the year ended
	December 31,
(in thousands)	2017	2016
Average Stockholders' Equity	$100,212	$67,100
Average goodwill	15,540	15,590
Average other intangible assets	485	537
Average tangible stockholders' equity (Non-GAAP)	$84,187	$50,973

Return on average tangible equity (Non-GAAP)	9.44%	9.74%

Tax equivalent interest on tax-exempt investment securities (Non-GAAP)
	For the year ended
	December 31,
(in thousands)	2017	2016
Interest on tax exempt investment securities (GAAP)	$938	$1,210
Tax adjustment	478	615
Tax equivalent interest on tax-exempt investment securities (Non-GAAP)	$1,416	$1,825

Tax equivalent interest and fees on loans (Non-GAAP)
	For the year ended
	December 31,
(in thousands)	2017	2016
Interest and fees on loans (GAAP)	$39,254	$24,944
Tax adjustment	254	366
Tax equivalent interest and fees on loans (Non-GAAP)	$39,508	$25,310

Highlights of DNB’s results for the year-end December 31, 2017 include:

•

For the year ending December 31, 2017, net income was $7.9 million, or $1.85 per diluted share, compared with $5.0 million, or $1.55 per diluted share, for the same period, last year. For the year ended December 31, 2017 results were impacted by a $1.8 million charge, or $0.43 per diluted share, to adjust deferred taxes due to the enactment of the Tax Cuts and Jobs Act. This Act reduced corporate income tax rates from 34% to 21%, leading management to revalue its net Deferred Tax Assets, effective as of December 22, 2017. On October 1, 2016 DNB completed its acquisition of East River Bank and its results of operations are included in the consolidated results for the fourth quarter of 2016 and the full year ended December 31, 2017.

•

Asset quality remained solid as non-performing assets, including loans and other real estate property, were $12.6 million as of December 31, 2017, or 1.16% of total assets, compared with $11.3 million as of December 31, 2016, or 1.05% of total assets.

•

DNB continued its focus on growing fee-based income. Wealth Management recorded a strong growth in total assets under care, which increased 18.02% to $252.8 million as of December 31, 2017, from $214.2 million as of December 31, 2016. This growth contributed to a $79,000 or 4.83% increase in Wealth Management fees, which represented approximately 32% of total non-interest income for the year ended December 31, 2017.

•

Capital ratios continue to exceed minimum regulatory standards for well-capitalized institutions. As of December 31, 2017, the tier 1 leverage ratio was 9.19%, the tier 1 risk-based capital was 11.80%, the common equity tier 1 risk-based capital ratio was 10.71% and the total risk-based capital ratio was 13.73%.

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

In addition, DNB’s net interest margin has been impacted by these changes in the economy. Management has been aggressive in managing DNB’s cost of funds during the year by implementing carefully planned pricing strategies, designed to offset the effects of a flattening yield curve, while matching liquidity needs. Our composite cost of funds for 2017 was 0.73%, compared to 0.53% in 2016. DNB’s net interest margin increased significantly to 3.78% in 2017 from 3.31% in 2016. The increased net interest margin was primarily caused by the higher volume and higher yield of interest-earning assets in 2017, over 2016, coupled with a higher rate environment and increased recognition of fair value marks on acquired loans, year over year.

Earnings. For the year ended December 31, 2017, DNB reported net income available to common shareholders of $7.9 million, an increase of $3.0 million from $5.0 million reported for the year ended December 31, 2016, or $1.85 per diluted share versus $1.55 per diluted share, respectively. DNB’s 2016 results include the operations of the former East River Bank for the fourth quarter of 2016, a $1.2 million gain from insurance proceeds associated with a fire at one of DNB’s offices during the second quarter of 2015,  as well as $2.2 million of due diligence and merger related costs associated with its acquisition of East River Bank.

Asset Quality. Non-performing assets were $12.6 million at December 31, 2017 compared to $11.3 million at December 31, 2016. Non-performing assets as of December 31, 2017 were comprised of $7.5 million of non-accrual loans, $54,000 of loans delinquent over ninety days and still accruing, as well as $4.8 million of Other Real Estate Owned (“OREO”) and $177,000 in other repossessed property. As of December 31, 2017, the non-performing loans to total loans ratio decreased to 0.89% compared to 1.04% at December 31, 2016. The non-performing assets to total assets ratio increased to 1.16% at December 31, 2017, compared to 1.05% at December 31, 2016. The allowance for credit losses was $5.8 million at December 31, 2017, compared to $5.4 million at December 31, 2016. The allowance to total loans was 0.69% at December 31, 2017 compared to 0.66% at December 31, 2016. Loans acquired in connection with the purchase of East River have been recorded at fair value based on an initial estimate of expected cash flows, including a reduction for estimated credit losses, and without carryover of the respective portfolio's historical allowance for loan losses. DNB’s delinquency ratio (the total of all delinquent loans plus loans greater than 90 days and still accruing, divided by total loans) was 1.07% at December 31, 2017,  down from 1.60% at December 31, 2016.

II.Overview of Financial Condition — Major Changes and Trends

At December 31, 2017, DNB had consolidated assets of $1.1 billion and a Tier I/Leverage Capital Ratio of 9.19%. Loans comprise 81.4% of earning assets, while investments and overnight funds constitute the remainder. Assets increased $11.2 million to $1.08 billion at December 31, 2017, compared to $1.07 billion at December 31, 2016. During the same period, investment securities decreased $8.0 million to $174.2 million, while the loan portfolio increased $28.4 million, or 3.47%, to $845.9 million. Deposits decreased $24.0 million to $861.2 million at December 31, 2017. DNB’s liabilities are comprised of a high level of core deposits with a low cost of funds, in addition to a moderate level of brokered deposits and borrowings with costs that are more volatile than core deposits.

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

Strategic Plan Update.

For the year ending December 31, 2017, net income was $7.9 million, or $1.85 per diluted share, compared with $5.0 million, or $1.55 per diluted share, for the same period, last year. Results for the year ended December 31, 2017 were impacted by a $1.8 million charge, or $0.43 per diluted share, to adjust deferred taxes due to the enactment of the Tax Cuts and Jobs Act in December 2017.

The weighted average rate paid for interest-bearing liabilities was 0.73% and 0.53% for the years ending December 31, 2017 and December 31, 2016, respectively. The increase in the composite cost of funds was due largely to increases in short term rates, precipitated by the Federal Reserve’s rate hikes, which has impacted the rates we pay on the majority of our non-maturity deposit accounts.

As of December 31, 2017, total assets were $1.1 billion, which was relatively unchanged from year-end, 2016. Total annual loan growth of $28.4 million, or 3.47%, was partially offset by an $8.0 million, or 4.41% decline in investment securities and an $11.2 million, or 50.61%, decrease in cash and cash equivalents. Total deposits decreased $24.0 million, or 2.71%. As of December 31, 2017, total stockholders’ equity was $101.9 million, compared with $94.8 million as of December 31, 2016. Book value per share was $23.78 as of December 31, 2017, compared with $22.36 as of December 31, 2016. Tangible book value per share was $20.06 as of December 31, 2017, compared with $18.56 as of December 31, 2016.

Over the past 12 months, DNB’s commercial mortgage lending portfolio increased $19.4 million, or 4.16%, commercial term loans grew $6.4 million, or 5.16%, and commercial construction loans increased $2.3 million, or 3.10%. At December 31, 2017, commercial loans totaled $689.4 million and were 81.50% of total loans.

The allowance for credit losses at December 31, 2017 was $5.8 million compared to $5.4 million at December 31, 2016. The $470,000 increase was primarily due to a $1.7 million provision and $135,000 in recoveries, offset by $1.3 million in charge-offs. The allowance as a percentage of total loans and leases increased to 0.69% at December 31, 2017, compared to 0.66% at December 31, 2016. At December 31, 2017, the allowance for credit losses as a percentage of originated loans, which represents all loans other than those acquired, was 1.00%. Included in non-performing assets is $5.0 million in other real estate owned and other repossessed property (OREO) and $7.6 million in non-performing loans. The level of non-performing loans to total loans decreased to 0.89% as of December 31, 2017, as compared to 1.04% at December 31, 2016. Our coverage ratio, defined as the allowance for credit losses as a percentage of non-performing loans increased to 77.36% on December 31, 2017, compared to 63.20% at December 31, 2016.

DNB’s most significant revenue source continues to be net interest income, defined as total interest income less total interest expense, which in 2017 accounted for approximately 87.42% of total revenue. To produce net interest income and consistent earnings growth over the long-term, DNB must generate loan and deposit growth at acceptable economic spreads within its market area. To generate and grow loans and deposits, DNB must focus on a number of areas including, but not limited to, the economy, branch expansion, sales practices, customer satisfaction and retention, competition, customer behavior, technology, product innovation and credit performance of its customers.

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

III.DNB’s Principal Products and Services

Loans and Lending Services.  DNB’s primary source of earnings and cash flows is derived from its lending function. The commercial loan portfolio amounted to $689.4 million or 81.50% of total loans as of December 31, 2017. DNB focuses on providing these products to small to mid-size businesses throughout Chester, Delaware, and Philadelphia Counties. In keeping with DNB’s goal to match customer business initiatives with products designed to meet their needs, DNB offers a wide variety of fixed and variable rate loans that are priced competitively. DNB serves this market by providing funds for the purchase of business property or ventures, working capital lines, Small Business Administration loans, lease financing for equipment and for a variety of other purposes.

As a community bank, DNB also serves consumers by providing home equity and home mortgages, as well as term loans for the purchase of consumer goods. Residential mortgage and consumer loans increased $367,000 in 2017 compared to 2016, primarily in the residential mortgage portfolio. In addition to providing funds to customers, DNB also provides a variety of services to its commercial customers. These services, such as cash management, remote capture, commercial sweep accounts, internet banking, letters of credit and other lending services are designed to meet our customer needs and help them become successful. DNB provides these services to assist its customers in obtaining financing, securing business opportunities, providing access to new resources and managing cash flows.

Deposit Products and Services.  DNB’s primary source of funds is derived from customer deposits, which are typically generated by DNB’s fifteen banking offices. DNB’s deposit base, while highly concentrated in central Chester County, extends to southern Chester County and into parts of Delaware, Lancaster, and Philadelphia Counties. In addition, a growing amount of new deposits are being generated through expanded government service offerings and as a part of comprehensive loan or wealth management relationships. DNB also has access to wholesale brokered deposits which amounted to $41.8 million at December 31, 2017.

The majority of DNB’s deposit mix consists of low costing deposits, (demand, NOW and savings accounts). The remaining deposits are comprised of rate-sensitive money market and time products. DNB offers tiered savings and money market accounts, designed to attract high dollar, less volatile funds. Certificates of deposit and IRAs are traditionally offered with interest rates commensurate with their terms.

Non-Deposit Products and Services.  DNB offers non-deposit products and services under the names “DNB Investments & Insurance” and “DNB First Investment Management & Trust.” Revenues from these entities were $1.7 million and $1.6 million for 2017 and 2016, respectively.

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

The principal objective of DNB’s interest rate risk management is to evaluate the interest rate risk included in certain on and off balance sheet accounts, determine the level of risk appropriate given DNB’s business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with approved guidelines. Through such management, DNB seeks to reduce the vulnerability of its operations to changes in interest rates. DNB’s Asset Liability Committee (the “ALCO”) is responsible for reviewing DNB’s asset/liability policies and interest rate risk position and making decisions involving asset liability considerations. The ALCO meets on a monthly basis and reports trends and DNB’s interest rate risk position to the Board of Directors on a quarterly basis. The extent of the movement of interest rates is an uncertainty that could have a negative impact on DNB’s earnings. (See additional discussion in Item 7a. Quantitative and Qualitative Disclosures About Market Risk of this Form 10-K.)

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

	Historical Rates
	December 31
	2017	2016	2015	2014	2013	2012
Prime	4.50%	3.75%	3.50%	3.25%	3.25%	3.25%
Federal Funds Sold (“FFS”)	1.50	0.75	0.50	0.25	0.25	0.25
5 Year US Treasury	2.18	1.96	1.71	1.89	1.83	0.95
10 Year US Treasury	2.40	2.49	2.25	2.46	3.15	1.97

	Historical Yield Spread
	December 31
	2017	2016	2015	2014	2013	2012
FFS to 5 year US Treasury	0.68%	1.21%	1.21%	1.64%	1.58%	0.70%
FFS to 10 year US Treasury	0.90	1.74	1.75	2.21	2.90	1.72

In general, financial institutions price their fixed rate loans off of 5 and 10 year treasuries and price their deposits off of shorter indices, like the Federal Funds Sold rate. As you can see in the table above, the spread between the Federal Funds Sold rate and the 5 year treasury has ranged from 0.68% to 1.64% during the last 6 years. The spread between the Federal Funds Sold rate and the 10 year treasury has ranged from 0.90% to 2.90% during the last 6 years. As a result of the compression between long and short term rates, many banks, including DNB, have seen their net interest margin fluctuate during the last 6 years.

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

Average Balances, Rates, and Interest Income and Expense

	Year Ended December 31
	2017			2016			2015
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest*	Rate	Balance	Interest*	Rate	Balance	Interest*	Rate
ASSETS
Interest-earning assets:
Investment securities:
Taxable	$140,400	$2,983	2.13%	$154,827	$2,896	1.87%	$177,213	$2,955	1.67%
Tax-exempt	43,810	1,416	3.23	53,430	1,825	3.42	54,578	2,112	3.87
Total securities	184,210	4,399	2.39	208,257	4,721	2.27	231,791	5,067	2.19
Cash and cash equivalents	26,884	210	0.78	30,391	129	0.42	21,075	42	0.20
Total loans	819,594	39,508	4.82	571,432	25,310	4.43	465,944	20,348	4.37
Total interest-earning assets	1,030,688	44,117	4.28	810,080	30,160	3.72	718,810	25,457	3.54
Non-interest-earning assets	45,035			28,427			22,542
Total assets	$1,075,723			$838,507			$741,352
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW, money market and savings	$507,006	$2,289	0.45%	$428,143	$1,004	0.23%	$414,920	$590	0.14%
Time	157,954	1,257	0.80	101,268	706	0.70	67,487	396	0.59
Brokered	33,124	538	1.62	22,491	301	1.34	14,803	179	1.21
Total interest-bearing deposits	698,084	4,084	0.59	551,902	2,011	0.36	497,210	1,165	0.23
Federal funds purchased	143	2	1.22	442	3	0.72	204	1	0.51
Repurchase agreements	14,229	28	0.20	19,878	40	0.20	25,574	51	0.20
Subordinated debt	9,750	414	4.25	9,750	414	4.25	8,067	341	4.22
FHLBP advances	54,066	752	1.39	31,965	451	1.41	20,603	787	3.82
Other interest-bearing accounts	9,673	440	4.54	9,722	405	4.16	9,765	367	3.76
Total interest-bearing liabilities	785,945	5,720	0.73	623,659	3,324	0.53	561,423	2,712	0.48
Demand deposits	184,520			142,569			115,901
Other liabilities	5,046			5,179			5,115
Stockholders’ equity	100,212			67,100			58,913
Total liabilities and stockholders’ equity	$1,075,723			$838,507			$741,352
Net interest income		$38,397			$26,836			$22,745
Interest rate spread			3.55%			3.19%			3.06%
Net interest margin			3.73%			3.31%			3.16%
*All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate, exclusive of the alternative minimum tax rate and nondeductible interest expense. The tax equivalent adjustment amounts used in the above table to compute yields aggregated $732,000 in 2017, $981,000 in 2016, and $979,000 in 2015. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

2.  Rate / Volume Analysis

During 2017,  DNB recognized purchase accounting accretion and amortization related to the acquisition of ERB which totaled $2.3 million in additional net interest income, affecting interest income on loans, and interest expense on time deposits and borrowings, compared to $761,000 in 2016. During 2017, net interest income increased $11.6 million or 43.08% on a tax equivalent basis. As shown in the following Rate/Volume Analysis table, DNB benefited by $10.0 million in favorable volume changes and by  $1.5 million in favorable rate changes. The favorable change in net interest income due to volume changes is mostly attributable to increased average balances of loans of $248.2 million (affecting net interest income favorably by $12.0 million) and decreased average balances of repurchase agreements of $5.6 million (favorable change $12,000), offset by decreased average balances of investment securities of $24.0 million (unfavorable change of $617,000), decreased average balances of cash and cash equivalents of $3.5 million (unfavorable change of $28,000), increased average balances of interest-bearing deposits of $146.2 million (unfavorable change of $981,000), and increased average balances of FHLBP advances of $22.1 million (unfavorable change of $307,000). The favorable impact of increased yields on interest-earning assets outweighed the unfavorable impact of increased rates on interest-bearing liabilities, resulting in a $1.5 million favorable difference. The favorable change due to rate earned on loans was $2.2 million (an average rate earned of 4.82% in 2017, compared to 4.43% in 2016). The favorable change due to rate earned on investments was $295,000 (an average rate earned of 2.39% in 2017, compared to 2.27% in 2016). The favorable change due to rate paid on cash and cash equivalents was $109,000 (an average rate earned of 0.78% in 2017, compared to 0.42% in 2016). The favorable change due to rate paid on FHLBP advances was $6,000 (an average rate paid of 1.39% in 2017, compared to 1.41% in 2016). These favorable changes due to increased yields on interest-

earning assets and decreased yields on FHLBP advances were partially offset by higher rates paid on interest-bearing deposits and other interest-bearing liabilities. The unfavorable change due to rate on interest-bearing deposits was $1.1 million (an average rate paid of 0.59% in 2017, compared to 0.36% in 2016). The unfavorable change due to rate on other interest-bearing accounts was $37,000 (an average rate paid of 4.54% in 2017, compared to 4.16% in 2016). DNB’s composite cost of funds was 0.73% in 2017 compared to 0.53% in 2016.

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

Rate / Volume Analysis

(Dollars in thousands)

	2017 Versus 2016			2016 Versus 2015
	Change Due To			Change Due To
	Rate	Volume	Total	Rate	Volume	Total
Interest-earning assets:
Loans	$2,235	$11,963	$14,198	$290	$4,672	$4,962
Investment securities:
Taxable	393	(306)	87	360	(419)	(59)
Tax-exempt	(98)	(311)	(409)	(248)	(39)	(287)
Cash and cash equivalents	109	(28)	81	47	40	87
Total	2,639	11,318	13,957	449	4,254	4,703
Interest-bearing liabilities:
NOW, money market and savings	928	357	1,285	384	30	414
Time	100	451	551	74	236	310
Brokered	64	173	237	19	103	122
Federal funds purchased	2	(3)	(1)	-	2	2
Repurchase agreements	-	(12)	(12)	-	(11)	(11)
Subordinated notes	-	-	-	2	71	73
FHLBP advances	(6)	307	301	(496)	160	(336)
Other interest-bearing accounts	37	(2)	35	39	(1)	38
Total	1,125	1,271	2,396	22	590	612
Net interest income	$1,514	$10,047	$11,561	$427	$3,664	$4,091

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

ALCO continually evaluates interest rate risk management opportunities, including the use of derivative financial instruments. Management believes that hedging instruments currently available are not cost-effective, and therefore, has focused its efforts on increasing DNB’s spread by attracting lower-costing retail deposits and in some instances, borrowing from the FHLB of Pittsburgh. (See additional discussion in Item 7a. Quantitative and Qualitative Disclosures About Market Risk in this Form 10-K.)

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

To attract these customers, DNB offers deposit products and services, such as Choice Checking relationship products, and Online Banking with bill payment, external transfer and account aggregation functionality. DNB also offers a complete package of cash management services including automated clearing house services, remote deposit, payroll services, and merchant services and account payment solutions. Our broad range of Business Checking products provides solutions to meet the needs of a variety of businesses and non-profit organizations.

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

In management’s opinion, the most critical accounting policies and estimates impacting DNB’s consolidated financial statements are in Note 1 to the Consolidated Financial Statements. These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. For a complete discussion of DNB’s significant accounting policies, see the Notes to the Consolidated Financial Statements and discussion throughout this Form 10-K.

VI.2017 Financial Results

A.  Liquidity

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes. DNB’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding. Primary liquidity includes investments, Federal funds sold, and interest‑bearing cash balances, less pledged securities. DNB also anticipates scheduled payments and prepayments on its loan and mortgage‑ backed securities portfolios. In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $516.9 million at December 31, 2017. Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

As of December 31, 2017, deposits totaled $861.2 million, down  $24.0 million from $885.2 million at December 31, 2016. There are  $108.4 million in certificates of deposit (including IRAs and brokered deposits) scheduled to mature during 2018. Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in cash and cash equivalents or by pay-downs and maturities of loans and investments. At December 31, 2017, DNB had $176.6 million in un-funded loan commitments. In addition, there were  $4.6 million in un-funded letters of credit. Management anticipates the majority of these commitments will be funded by means of normal cash flows. Included in interest bearing deposits are time and brokered deposits issued in amounts of $100,000 or more and their remaining maturities at December 31, 2017 were as follows:

Time and Brokered Deposits Greater Than or Equal to $100,000

(Dollars in thousands)

	December 31, 2017
	Time	Brokered
	Deposits	Deposits	Total
Three months or less	$28,186	$-	$28,186
Over three through six months	22,692	-	22,692
Over six through twelve months	21,470	872	22,342
Over one year through two years	15,335	1,494	16,829
Over two years	4,337	-	4,337
Total	$92,020	$2,366	$94,386

The following table sets forth the composition of DNB’s deposits at the dates indicated.

Deposits By Major Classification

(Dollars in thousands)

	December 31
	2017	2016	2015	2014	2013
Non-interest-bearing deposits	$176,815	$173,467	$125,581	$102,107	$101,853
Interest-bearing deposits:
NOW	199,310	224,219	185,973	205,816	170,427
Money market	221,726	184,783	137,555	143,483	130,835
Savings	81,050	86,176	72,660	66,634	60,090
Certificates	122,653	166,565	55,180	62,747	75,856
IRA	17,837	20,691	10,838	14,058	19,686
Brokered	41,812	29,286	18,488	10,238	-
Total deposits	$861,203	$885,187	$606,275	$605,083	$558,747

For detailed information regarding the maturity of our time deposits and certificates of deposit, see Note 7  to our Consolidated Financial Statements.

B.  Capital Resources and Adequacy

Stockholders' equity was $101.9 million at December 31, 2017, compared to $94.8 million at December 31, 2016. The increase in stockholders’ equity was primarily a result of earnings of $7.9 million, restricted stock compensation expense of $559,000, and sales of treasury shares totaling $542,000. These increases were partially offset by $1.2 million of dividends paid on DNB’s common stock, $635,000 of taxes on share awards vesting, and $116,000 of other comprehensive loss. We have modeled our ratios under the finalized Basel III rules and we do not expect that we will be required to raise additional capital as a result of these rules.

Based on management’s assessment, DNB and the Bank have each met the definition of “well capitalized” for regulatory purposes on December 31, 2017. The Bank’s capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of DNB’s or the Bank’s overall financial condition or prospects. DNB’s capital exceeds the Federal Reserve Bank’s (“FRB’s”) minimum leverage ratio requirements for bank holding companies (see additional discussion in Regulatory Matters — Note 18 to DNB’s Consolidated Financial Statements).

Under federal banking laws and regulations, DNB and the Bank are required to maintain minimum capital as determined by certain regulatory ratios. Capital adequacy for regulatory purposes, and the capital category assigned to an institution by its regulators, may be determinative of an institution’s overall financial condition.

C.  Results of Operations

1.  Summary of Performance

(a)  Summary of Results

For the year ended December 31, 2017, DNB reported net income available to common shareholders of $7.9 million, an increase of $3.0 million from $5.0 million reported for the year ended December 31, 2016, or $1.85 per diluted share versus $1.55 per diluted share, respectively. DNB’s 2016 results include the operations of the former East River Bank for the fourth quarter of 2016, a $1.2 million gain from insurance proceeds associated with a fire at one of DNB’s offices during the second quarter of 2015,  as well as $2.2 million of due diligence and merger related costs associated with its acquisition of East River Bank.

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

The January 17, 2018 Beige Book indicated that aggregate business activity in the Third District continued at a modest pace of growth during the January 17, 2018 Beige Book period. Non-auto retail sales, tourist activity, manufacturing, and nonfinancial services grew modestly, while new home construction and existing home sales appeared to grow slightly. Little change was noted by the Federal Reserve’s contacts in nonresidential construction and nonresidential leasing markets. Auto sales appeared to have declined modestly. On balance, employment, wages, and prices continued to grow modestly. Most firms in the Third District anticipated continued growth over the next six months--a somewhat higher percentage than during the November 29, 2017 Beige Book period.

Overall, Third District homebuilders continued to report slight growth in activity during the January 17, 2018 Beige Book period. On balance, brokers in Third District housing markets continued to report slight growth of existing home sales. In most local markets, exceedingly low inventories of houses constrain sales and place upward pressure on house prices.

The Federal Reserve’s non-residential real estate contacts reported no significant changes in the high levels of overall construction activity. Commercial contractors focused on Philadelphia noted that 2017 was a strong year and that activity should continue through 2018. New project announcements are needed to extend January 17, 2018 activity levels into 2019. Rising lease rates and new construction of industrial/warehouse space continued to be noted in many Third District markets. Essentially, little change was noted in the level of leasing activity, although markets vary significantly by sector and geography.

Third District financial firms reported modest growth of overall loan volumes, excluding credit cards, similar to the November 29, 2017 Beige Book period. Loan volumes grew modestly in home equity lines and auto loans, while mortgages and commercial real estate loans grew slightly. Growth in commercial and industrial loan volumes was stronger, while the volume of other consumer loans fell. The significant seasonal increase in credit card volumes anticipated for the recent holiday period did occur and was comparable in size to the increase during the same period last year. The Federal Reserve’s banking contacts described solid ongoing economic growth in most parts of the District. Several noted that previously hot sectors, including commercial real estate and multifamily housing, appear to have plateaued or cooled off a bit. Credit quality was portrayed as very good.

Third District manufacturing firms reported that, on balance, manufacturing activity continued at a modest pace of growth, with a few signs of slight improvement. The percentage of firms reporting increases in new orders rose slightly compared with the November 29, 2017 Beige Book period but changed little for shipments. The makers of paper products, chemicals, primary metal products, industrial machinery, and electronic equipment continued to note gains in new orders and shipments, while firms in the lumber and fabricated metal sectors reported declines in activity. A majority of the Federal Reserve’s manufacturing contacts continued to expect general activity to increase over the next six months. The percentage of firms expecting future increases for general activity rose above 60 percent. By comparison, the percentage of firms expecting increases in future capital expenditures and future employment held mostly steady at levels just above 40 percent. However, a somewhat higher percentage of firms expected decreases in future employment compared with the November 29, 2017 Beige Book period.

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

(b)  Significant Events, Transactions and Economic Changes Affecting Results

Some of DNB’s significant events during 2017 include:

•

DNB recorded a deferred tax adjustment, which reduced DNB’s 2017 net income by $1.8 million or $0.43 per diluted share, due to the enactment of the Tax Cuts and Jobs Act. This Act reduced corporate income tax rates from 34% to 21%, leading management to revalue its net Deferred Tax Asset, effective as of December 22, 2017.

•	DNB completed its acquisition of East River Bank on October 1, 2016, therefore 2017 results of operations reflect the first full year that includes the operations of the former East River Bank.

(c)  Trends and Uncertainties

Please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Introductory Overview in this Form 10-K.

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

During the year ended December 31, 2017, management focused on growing the loan portfolio, controlling our composite cost of funds, increasing penetration of new and existing households, as well as maintaining strong asset quality. Total loans increased $28.4 million or 3.47% on a year-over year basis, while our composite cost of funds for the year ended December 31, 2017 was 0.73%, compared to 0.53% in 2016.  The net interest margin for the year ended December 31, 2017 was 3.73% compared to 3.31% in 2016. The increased net interest margin was primarily caused by the higher volume and higher yield of interest-earning assets in 2017, over 2016. DNB also recognized purchase accounting accretion and amortization related to the acquisition of ERB which totaled $2.3 million in additional net interest income, affecting interest income on loans, and interest expense on time deposits and borrowings, compared to $761,000 in 2016.

Interest on loans was $39.3 million for 2017, compared to $24.9  million for 2016, a $14.3 million increase. The average balance of loans was $819.6 million with an average tax equivalent yield of 4.82% in 2017, compared to $571.4 million with an average tax equivalent yield of 4.43% in 2016.

Interest and dividends on investment securities was $3.9 million for 2017, compared to $4.1 million for 2016, a $185,000 decline. The average balance of investment securities was $184.2 million with an average tax equivalent yield of 2.39% in 2017, compared to $208.3 million with an average tax equivalent yield of 2.27% in 2016.

Interest on deposits was $4.1 million for 2017, compared to $2.0 million for 2016, a $2.1 million increase. The average balance of interest‑bearing deposits was $698.1 million with an average rate of 0.59% for 2017, compared to $551.9 million with an average rate of 0.36% for 2016.

Interest on FHLBP advances was  $752,000 for 2017, compared to  $451,000 for 2016. The average balance on FHLBP advances was $54.1 million with an average rate of 1.39% for 2017, compared to $32.0 million with an average rate of 1.41% for 2016. The increase in interest expense was primarily the result of the higher volume of FHLBP advances in 2017. The level of FHLB advances increased, primarily during the fourth quarter of 2017, in part to fund loan demand, and in part to replace deposits that declined during December as a result of several commercial customers cyclical cash needs.

Interest on other interest bearing accounts was $440,000 for 2017, compared to $405,000 for 2016. The average balance on other interest bearing accounts was $9.7 million with an average rate of 4.54% for 2017 compared to $9.7 million with an average rate of 4.16% for 2016.

Interest on subordinated debt was $414,000 for both 2017 and 2016. The average balance on subordinated debt was $9.8 million with an average rate of 4.25% for both 2017 and 2016.

3.  Provision for Credit Losses

To provide for known and inherent losses in the loan and lease portfolio, DNB maintains an allowance for credit losses. There was a $1.7 million provision made in 2017 compared to $730,000 in 2016. For a detailed discussion on DNB’s reserve methodology, refer to “Item 1 — Determination of the allowance for credit losses” which can be found under “Critical Accounting Policies and Estimates”.

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

Non-interest income was $5.4 million for 2017 compared to $6.4 million for 2016. The $946,000 decrease was primarily due to decreases of $977,000 in gains from insurance proceeds (DNB received $1.18 million in gains on insurance proceeds in 2016 as a result of a fire at our West Chester offices that occurred during the second quarter of 2015), $381,000 in gains on sale of investment securities, and $134,000 in mortgage banking. These decreases were offset by increases of $279,000 in other fees (mostly servicing fee income), $114,000 in gains on sale of loans, $79,000 in Wealth Management, and $77,000 in service charges on deposits (mostly NSF fees and business analysis charges from accounts acquired from East River).

5.  Non-Interest Expense

Non-interest expense includes salaries & employee benefits, furniture & equipment, occupancy, professional & consulting fees as well as marketing, printing & supplies, FDIC insurance, PA shares tax, telecommunications, write-downs on other real estate owned (“OREO”) and other repossessed property and other less significant expense items. Non-interest expenses increased during 2017 by $3.4 million or 13.72% compared to 2016.  The $3.4 million increase was largely due to the addition of former East River staff, offices and equipment.

Salary and employee benefits.  Salary and employee benefits were $15.2 million for 2017 compared to $12.3 million for 2016. The $2.9 million increase was primarily attributable to East River staff salaries increased only in the fourth quarter of 2016 after the acquisition, compared to a full year of East River staff salaries in 2017,  higher level of full-time equivalent employees year over year,  increased recruitment fees, and increased SERP expense.

Furniture and equipment.   Furniture and equipment expense was $2.1 million for 2017 compared to $1.5 million for 2016. The $572,000 increase was mainly attributable to an increase in maintenance agreements and increased depreciation for fixed assets due to the acquisition of East River.

Occupancy.   Occupancy expense was $2.7 million for 2017 compared to $2.1 million for 2016. The $596,000 increase was mainly attributable to an increase in office building rental expense for our West Chester branch and the  acquisition of three East River branch offices in the fourth quarter of 2016, and increased depreciation for fixed assets.

Professional and Consulting. Professional and consulting expense was $1.9 million for 2017 compared to $1.3 million for 2016. The $583,000 increase was mainly attributable to increases in audit and accounting fees of $192,000, third party services of $176,000, consulting expenses of $121,000 related to recruitment and placement fees for new employees, and loan expenses of $110,000, offset by a decrease in legal expense of $16,000.

Loss on sale or write-down of OREO and other repossessed property.  During 2017, DNB had $121,000 of net loss on the sale/write-downs of OREO properties compared to $644,000 in 2016. At December 31, 2017, DNB held $5.0 million of such assets, compared to $2.8 million at December 31, 2016.

Due diligence and merger expense.  Merger and acquisition expenses in connection with the acquisition of East River totaled $77,000 for 2017 compared to $2.2 million for 2016.

Other expenses.  Other expenses were $3.1 million for 2017 compared to $2.2 million for 2016.  The $942,000 increase was primarily due to increases in OREO expenses, officer and employee expenses, director’s fees, Visa card charge-offs, and bank service charges as a result of the acquisition of East River.

6.  Income Taxes

Income tax expense was $5.5 million and $1.9 million for the years ended December 31, 2017 and 2016, respectively. The effective tax rates for 2017 and 2016 were 40.71% and 27.29%, respectively. Income tax expense for each period primarily differs from the amount determined at the statutory rate of 34% due to tax-exempt income on loans and investment securities, DNB’s ownership of BOLI policies and tax credits recognized on the exercise of stock options and the vesting of restricted shares.  The significant increase in the effective tax rate for 2017 as compared to 2016 was caused by a $1.8 million charge to adjust deferred taxes, due to the enactment of the Tax Cuts and Jobs Act. This Act reduced corporate income tax rates from 34% to 21%, leading management to revalue its net Deferred Tax Assets, effective as of December 22, 2017. For more information related to income taxes, refer to Note 12 in the Notes to Consolidated Financial Statements.

D.  Financial Condition Analysis

1.  Investment Securities

DNB’s investment portfolio consists of U.S. agency securities, mortgage‑backed securities and collateralized mortgage obligations issued by U.S. Government agencies, state and municipal securities, bank stocks, and other bonds and notes. In addition to generating revenue, DNB maintains the investment portfolio to manage interest rate risk, provide liquidity, provide collateral for borrowings and to diversify the credit risk of earning assets. The portfolio is structured to maximize DNB’s net interest income given changes in the economic environment, liquidity position and balance sheet mix.

Given the nature of the portfolio, and its generally high credit quality, management expects to realize all of its investment upon the maturity of such instruments. Management determines the appropriate classification of securities at the time of purchase. Investment securities are classified as: (a) securities held to maturity (“HTM”) based on management’s intent and ability to hold them to maturity; (b) trading account (“TA”) securities that are bought and held principally for the purpose of selling them in the near term; and (c) securities available for sale (“AFS”). DNB does not currently maintain a trading account portfolio.

Securities classified as AFS include securities that may be sold in response to changes in interest rates, changes in prepayment assumptions, the need to increase regulatory capital or other similar requirements. DNB does not necessarily intend to sell such securities, but has classified them as AFS to provide flexibility to respond to liquidity needs.

DNB’s investment portfolio (HTM and AFS securities) totaled $174.2 million at December 31, 2017,  down  $8.0 million or 4.41% from $182.2 million at December 31, 2016. The $8.0 million decrease in investment securities was primarily due to $39.4 million in sales, principal pay-downs, calls and maturities, and a change in unrealized loss of $126,000, offset by $31.8 million in purchases.

At December 31, 2017, approximately 64% of DNB’s investments were in the AFS portfolio and 36% were in the HTM portfolio. Investments consist mainly of mortgage‑backed securities and Agency notes backed by government sponsored enterprises, such as FHLMC, FNMA and FHLB. Management regularly reviews its investment portfolio to determine whether any securities are other than temporarily impaired. At December 31, 2017, the combined AFS and HTM portfolios had an unrealized pretax gains of $486,000 and an unrealized pretax losses of $2.2 million. At December 31, 2016, the combined AFS and HTM portfolios had an unrealized pretax gain of $634,000 and an unrealized pretax loss of $3.2 million. There were no other than temporarily impaired securities.

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

Investment Maturity Schedule, Including Weighted Average Yield

(Dollars in thousands)

	December 31, 2017

	Less than	1-5	5-10	Over
Held to Maturity	1 Year	Years	Years	10 Years	Total	Yield
US Government agency obligations	$-	$8,483	$-	$-	$8,483	3.12%
GSE mortgage-backed securities	-	-	496	-	496	2.86
Corporate bonds	-	6,144	7,903	-	14,047	4.68
Collateralized mortgage obligations GSE	-	-	-	1,471	1,471	2.14
State and municipal taxable	-	363	-	-	363	2.70
State and municipal tax-exempt	-	7,529	19,516	10,485	37,530	2.20
Total	$-	$22,519	$27,915	$11,956	$62,390	2.89%
Percent of portfolio	-%	36%	45%	19%	100%
Weighted average yield	-%	2.89%	3.17%	2.23%	2.89%

	Less than	1-5	5-10	Over
Available for Sale	1 Year	Years	Years	10 Years	Total	Yield
US Government agency obligations	$15,152	$33,911	$3,830	$-	$52,893	1.42%
GSE mortgage-backed securities	-	1,526	6,021	24,941	32,488	1.95
Collateralized mortgage obligations GSE	-	-	1,457	10,197	11,654	1.75
Corporate bonds	1,987	8,039	2,794	-	12,820	2.54
State and municipal tax-exempt	-	-	288	1,640	1,928	1.92
Total	$17,139	$43,476	$14,390	$36,778	$111,783	1.74%
Percent of portfolio	15%	39%	13%	33%	100%
Weighted average yield	1.25%	1.56%	2.41%	1.92%	1.74%

Composition of Investment Securities

(Dollars in thousands)

	December 31
	2017		2016		2015
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
Held to Maturity	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
US Government agency obligations	$8,483	$8,646	$8,224	$8,533	$7,973	$8,293
GSE mortgage-backed securities	496	505	1,440	1,478	2,759	2,842
Corporate bonds	14,047	14,288	12,825	12,992	11,518	11,710
Collateralized mortgage obligations GSE	1,471	1,442	1,966	1,946	2,623	2,606
State and municipal taxable	363	355	1,008	1,014	2,623	2,606
State and municipal tax-exempt	37,530	37,184	41,559	40,161	42,956	42,980
Total	$62,390	$62,420	$67,022	$66,124	$67,829	$68,431

	December 31
	2017		2016		2015
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
Available for Sale	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
US Government agency obligations	$53,279	$52,893	$52,428	$52,309	$58,460	$58,208
GSE mortgage-backed securities	33,203	32,488	30,861	30,140	40,663	40,351
Collateralized mortgage obligations GSE	12,101	11,654	12,957	12,573	16,241	15,806
Corporate bonds	12,981	12,820	15,474	15,180	20,921	20,571
State and municipal tax-exempt	1,991	1,928	5,084	4,956	17,274	17,443
Asset-backed security	-	-	26	26	-	-
Total	$113,555	$111,783	$116,830	$115,184	$153,559	$152,379

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

Total loans were $845.9 million at December 31, 2017, up $28.4 million or 3.47% from 2016. Gross loans funded during 2017 were $263.9 million, compared to $146.1 million in 2016. DNB acquired $306.4 million in loans from the acquisition of ERB in 2016.  Paydowns on loans were $235.5 million, up 101.80% from $116.7 million in 2016.  Commercial mortgage loans grew $19.4 million or 4.16% to $484.9 million,  commercial loans grew by $8.6 million or 4.40% to $204.5 million, and residential loans grew $6.4 million or 7.28% to $94.0 million. Consumer loans decreased  $6.0 million or 8.77% to $62.5 million.

The following table sets forth information concerning the composition of total loans outstanding, net of unearned income and fees and the allowance for credit losses, as of the dates indicated.

Total Loans Outstanding, Net of Allowance for Credit Losses

(Dollars in thousands)

	December 31
	2017	2016	2015	2014	2013
Residential mortgage	$93,959	$87,581	$28,651	$25,993	$24,677
Commercial mortgage	484,868	465,486	274,132	257,310	234,599
Commercial:
Commercial term	129,535	123,175	102,178	80,819	89,279
Commercial construction	75,014	72,755	20,364	35,534	19,117
Lease financing	-	-	-	-	2
Consumer:
Home equity	56,844	62,560	51,270	50,192	41,418
Other	5,677	5,972	5,163	5,755	6,262
Total loans	845,897	817,529	481,758	455,603	415,354
Less allowance for credit losses	(5,843)	(5,373)	(4,935)	(4,906)	(4,623)
Net loans	$840,054	$812,156	$476,823	$450,697	$410,731

The following table sets forth information concerning the contractual maturities of the loan portfolio, net of unearned income and fees. For amortizing loans, scheduled repayments for the maturity category in which the payment is due are not reflected below, because such information is not readily available.

Loan Maturities

(Dollars in thousands)

	December 31, 2017
	Less than	1-5	Over 5
	1 Year	Years	Years	Total
Residential mortgage	$7,391	$744	$85,824	$93,959
Commercial mortgage	28,416	148,357	308,095	484,868
Commercial:
Commercial term	12,680	19,782	97,073	129,535
Commercial construction	41,101	8,986	24,927	75,014
Consumer:
Home equity	81	3,050	53,713	56,844
Other	20	861	4,796	5,677
Total loans	89,689	181,780	574,428	845,897
Loans with fixed interest rates	25,923	137,850	270,877	434,650
Loans with variable interest rates	63,766	43,930	303,551	411,247
Total loans	$89,689	$181,780	$574,428	$845,897

3.  Non-Performing Assets

Total non-performing assets increased $1.3 million to $12.6 million at December 31, 2017, compared to $11.3 million at December 31, 2016. The $1.3 million increase was attributable to a $2.2 million increase in other real estate owned & other repossessed property and a $54,000 increase in loans 90 days past due and still accruing, offset by a $1.0 million decrease in non-accrual loans. As a result of the decrease in non-performing loans and a $28.4 million net increase in gross loans, the non-performing loans to total loans ratio decreased to 0.89% at December 31, 2017, from 1.04% at December 31, 2016. The non-performing assets to total assets ratio increased to 1.16% at December 31, 2017 from 1.05% at December 31, 2016. The allowance to non-performing loans ratio increased to 77.36% at December 31, 2017 from 63.20% at December 31, 2016. DNB continues to work diligently to improve asset quality by adhering to strict underwriting standards and improving lending policies and procedures. Non-performing assets have had, and will continue to have, an impact on earnings; therefore management intends to continue working aggressively to reduce the level of such assets.

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

DNB’s Credit Policy Committee monitors the performance of the loan and lease portfolio to identify potential problem assets on a timely basis. Committee members meet to design, implement and review asset recovery strategies, which serve to maximize the recovery of each troubled asset. Of the $13.0 million loans classified as substandard as of December 31, 2017, $4.5 million are performing and are believed to require increased supervision and review; and may, depending on the economic environment and other factors, become non-performing assets in future periods. The majority of these loans are secured by commercial real estate, with lesser amounts being secured by residential real estate, inventory and receivables. The amount of performing substandard loans at December 31, 2016 was $13.5 million.

The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, and (iii) OREO as a result of foreclosure or voluntary transfer to DNB as well as other repossessed assets. In addition, the table sets forth DNB's asset quality and allowance coverage ratios at the dates indicated:

Non-Performing Assets

(Dollars in thousands)

	December 31
	2017	2016	2015	2014	2013
Non-accrual loans:
Residential mortgage	$1,915	$1,770	$1,619	$2,457	$2,250
Commercial mortgage	2,259	4,593	1,048	1,294	266
Commercial:
Commercial term	2,100	198	188	198	-
Commercial construction	514	1,242	1,028	2,043	2,554
Consumer:
Home equity	466	442	563	432	434
Other	245	256	189	95	82
Total non-accrual loans	7,499	8,501	4,635	6,519	5,586
Loans 90 days past due and still accruing	54	-	457	334	141
Total non-performing loans	7,553	8,501	5,092	6,853	5,727
Other real estate owned & other repossessed property	5,012	2,767	2,581	901	1,096
Total non-performing assets	$12,565	$11,268	$7,673	$7,754	$6,823
Asset quality ratios:
Non-performing loans to total loans	0.89%	1.04%	1.06%	1.50%	1.38%
Non-performing assets to total assets	1.16	1.05	1.02	1.07	1.03
Allowance for credit losses to:
Total loans	0.69	0.66	1.02	1.08	1.11
Non-performing loans	77.36	63.20	96.91	71.59	80.70

 If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following tables:

Non-accrual Loans – Contractual Interest Income

(Dollars in thousands)

		Year Ended December 31, 2017
	December 31, 2017	Interest income that would have been recorded	Interest income recorded during	Net impact on
	Amount	under original terms	the period	interest income
Non-accrual loans:
Residential mortgage	$1,915	$76	$-	$76
Commercial mortgage	2,259	181	-	181
Commercial:
Commercial term	2,100	137	-	137
Commercial construction	514	149	-	149
Consumer:
Home equity	466	22	-	22
Other	245	24	-	24
Total non-accrual loans	7,499	589	-	589
Loans 90 days past due and still accruing	54	2	2	-
Total non-performing loans	$7,553	$591	$2	$589

		Year Ended December 31, 2016
	December 31, 2016	Interest income that would have been recorded	Interest income recorded during	Net impact on
	Amount	under original terms	the period	interest income
Non-accrual loans:
Residential mortgage	$1,770	$74	$-	$74
Commercial mortgage	4,593	277	-	277
Commercial:
Commercial term	198	11	-	11
Commercial construction	1,242	180	-	180
Consumer:
Home equity	442	28	-	28
Other	256	20	-	20
Total non-accrual loans	8,501	590	-	590
Loans 90 days past due and still accruing	-	2	2	-
Total non-performing loans	$8,501	$592	$2	$590

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

The provision for credit losses increased to $1.7 million in 2017, compared to $730,000 in 2016. DNB’s percentage of allowance for credit losses to total loans was 0.69% at December 31, 2017 compared to 0.66% as of December 31, 2016.  Loans acquired in connection with the purchase of ERB have been recorded at fair value, in accordance with GAAP, and are based on an initial estimate of the expected cash flows, including a reduction for estimated credit losses, and without carryover of the respective portfolio’s historical allowance for credit losses. DNB will continually evaluate the loans acquired from ERB for additional impairment as part of our normal allowance review process.  Net charge-offs were $1.2 million in 2017, compared to $292,000 in 2016. The percentage of net charge-offs to total average loans was 0.15% in 2017, compared to 0.05% in 2016. Management is not aware of any potential problem loans, which were accruing and current at December 31, 2017, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to DNB.

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

As of December 31, 2017, DNB had $12.6 million of non-performing assets, which included $7.6 million of non-performing loans and $5.0 million of OREO and other repossessed property. Loans are reviewed for impairment in accordance with FASB ASC 310-10-35. Impaired loans can either be secured or unsecured, not including large groups of smaller balance loans that are collectively evaluated. Impairment is measured by the difference between the loan amount and the present value of the future cash flow discounted at the loan’s effective interest rate. Management measures loans for impairment by using the fair value of collateral for collateral dependent loans. In general, management reduces the amount of the appraisal by the estimated cost of acquisition and disposition of the underlying collateral and compares that adjusted value with DNB’s carrying value. DNB establishes a specific valuation allowance on impaired loans that have a collateral shortfall, including estimated costs to sell in comparison to the carrying value of the loan. Of the $9.1 million of impaired loans ($7.6 million of non-performing loans, $1.0 million of performing TDRs, and a $520,000 performing ASC 310-30 loan) at December 31, 2017, $491,000 had a valuation allowance of $157,000 and $8.6 million had no specific allowance. For those impaired loans that management determined that no specific valuation allowance was necessary, management has reviewed the appraisal for each loan and determined that there is no shortfall in the collateral. During the year ended December 31, 2017, DNB recognized $1.32 million in total charge-offs, $1.26 million of which related to impaired loans.

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

Analysis of Allowance for Credit Losses

(Dollars in thousands)

	Year Ended December 31
	2017	2016	2015	2014	2013
Beginning balance	$5,373	$4,935	$4,906	$4,623	$6,838
Provisions	1,660	730	1,105	1,130	2,530
Loans charged off:
Residential mortgage	(85)	(206)	(194)	(326)	(183)
Commercial mortgage	(519)	(39)	(105)	(8)	(716)
Commercial:
Commercial term	(683)	(45)	(200)	(47)	(247)
Commercial construction	-	-	(581)	(511)	(3,648)
Lease financing	-	-	-	(1)	(26)
Consumer:
Home equity	-	-	(11)	-	-
Other	(38)	(21)	(63)	(82)	(70)
Total charged off	(1,325)	(311)	(1,154)	(975)	(4,890)
Recoveries:
Residential mortgage	16	13	4	5	80
Commercial mortgage	51	-	-	-	-
Commercial:
Commercial term	23	1	13	3	5
Commercial construction	42	1	10	103	-
Lease financing	1	3	49	8	59
Consumer:
Home equity	-	-	-	-	-
Other	2	1	2	9	1
Total recoveries	135	19	78	128	145
Net charge-offs	(1,190)	(292)	(1,076)	(847)	(4,745)
Ending balance	$5,843	$5,373	$4,935	$4,906	$4,623
Reserve for unfunded loan commitments	$348	$345	$188	$166	$143
Ratio of net charge-offs to average loans	0.15%	0.05%	0.23%	0.19%	1.20%

The following table sets forth the composition of DNB’s allowance for credit losses at the dates indicated.

Composition of Allowance for Credit Losses

(Dollars in thousands)

December 31
	2017		2016		2015		2014		2013
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loan Type		Loan Type		Loan Type		Loan Type		Loan Type
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Residential mortgage	$221	11%	$349	11%	$216	6%	$269	6%	$285	6%
Commercial mortgage	2,856	57	2,531	57	2,375	57	2,300	56	2,010	56
Commercial:
Commercial term	845	15	709	15	989	21	709	18	621	21
Commercial construction	1,128	9	969	9	569	4	881	8	1,073	5
Consumer:
Home equity	183	7	196	7	195	11	189	11	156	10
Other	63	1	61	1	64	1	70	1	78	2
Unallocated	547	-	558	-	527	-	488	-	440	-
Total	$5,843	100%	$5,373	100%	$4,935	100%	$4,906	100%	$4,623	100%
Reserve for unfunded loan
commitments (other
liability)	$348		$345		$188		$166		$143

5.  Certain Regulatory Matters

Dividends payable to DNB by the Bank are subject to certain regulatory limitations. Under normal circumstances, the payment of dividends in any year without regulatory permission is limited to the net profits (as defined for regulatory purposes) for that year, plus the retained net profits for the preceding two calendar years. The sum of these items amounted to $6.7 million for the year ended December 31, 2017. The OCC approved a special dividend request for $10.0 million on August 16, 2016 in connection with the consummation of the East River transaction.

The FDIC has authority to assess and change federal deposit insurance assessment rates based on average consolidated assets, less tangible equity capital of the Bank. For further information, please refer to the discussion of FDIC deposit insurance assessments under Part I, Item 1 (“Business”), section (c) (“Narrative Description of Business”) — “Supervision and Regulation — Bank” under the heading “FDIC Insurance and Assessments”  in this report. DNB’s FDIC insurance expense was $602,000 in 2017.

DNB was well capitalized at December 31, 2017 and met all regulatory capital requirements. Please refer to Note 18 to the Consolidated Financial Statements for a table that summarizes required capital ratios and the corresponding regulatory capital positions of DNB and the Bank at December 31, 2017.

At December 31, 2017,  DNB owned $5.2 million of Federal Home Loan Bank of Pittsburgh (“FHLBP”) stock, $2.3 million of Federal Reserve Bank (“FRB”) stock, and $156,000 of Atlantic Community Bankers Bank (“ACBB”) stock totaling $7.6 million of restricted stock. DNB had outstanding borrowings of $79.0 million and outstanding letters of credit of $65.0 million from the FHLBP. DNB recognized dividend income of $197,000 on FHLBP stock and $119,000 on FRB stock in 2017. At December 31, 2017, DNB's excess borrowing capacity from the FHLBP was $456.9 million.

6.  Off Balance Sheet Arrangements

In the normal course of business, various commitments and contingent liabilities are outstanding, such as guarantees and commitments to extend credit, borrow money or act in a fiduciary capacity, which are not reflected in the consolidated financial statements. Management does not anticipate any significant losses as a result of these commitments.

DNB had outstanding stand-by letters of credit totaling $4.6 million and unfunded loan and lines of credit commitments totaling $176.6 million at December 31, 2017.

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

DNB maintains borrowing arrangements with various correspondent banks, the FHLBP and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $516.9 million at December 31, 2017. At December 31, 2017, DNB had $79.0 million of FHLBP borrowings outstanding and the FHLBP had issued letters of credit, on DNB’s behalf, totaling $65.0 million against its available credit lines.

As of December 31, 2017,  approximately $252.8 million of assets are held by DNB First Wealth Management in a fiduciary, custody or agency capacity. These assets are not assets of DNB, and are not included in the consolidated financial statements.

Off Balance Sheet Obligations

(Dollars in thousands)

	Expiration by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Commitments to extend credit	$176,556	$30,559	$25,156	$2,778	$118,063
Letters of credit	4,584	3,877	132	-	575
Total	$181,140	$34,436	$25,288	$2,778	$118,638

For detailed information regarding FHLBP Advances and Short Term Borrowed Funds, see Note 8  to the Consolidated Financial Statements.

The following table sets forth DNB’s known contractual obligations as of December 31, 2017. The amounts presented below do not include interest.

Contractual Obligations

(Dollars in thousands)

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
FHLBP advances	$79,013	$46,078	$25,935	$7,000	$-
Time deposits	140,490	104,359	31,961	4,170	-
Brokered deposits	41,812	4,050	27,810	9,952	-
Repurchase agreements	12,023	12,023	-	-	-
Capital lease obligations	366	60	148	158	-
Operating lease obligations	4,230	1,113	1,832	1,091	194
Long-term subordinated debt	9,750	-	-	-	9,750
Junior subordinated debentures	9,279	-	-	-	9,279
Total	$296,963	$167,683	$87,686	$22,371	$19,223

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes an Economic Value of Equity (“EVE”) model. The EVE model measures the potential price risk of equity to changes in interest rates and factors in the optionality included on the balance sheet. EVE analysis is used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The EVE is likely to be different if rates change. Results falling outside prescribed ranges may require action by management. At December 31, 2017 and 2016, DNB’s variance in the EVE as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the following table. The change as a percentage of the present value of equity with a 200 basis point increase was within DNB’s negative 25% guideline at December 31, 2017 and 2016.

Quantitative and Qualitative Disclosures About Market Risk

(Dollars in thousands)

	December 31, 2017			December 31, 2016
Change in rates	Flat	−200bp	+200bp	Flat	−200bp	+200bp
EVE	$129,535	$120,945	$123,710	$118,298	$111,279	$114,771
Change		(8,590)	(5,825)		(7,019)	(3,527)
Change as a % of assets		(0.8)%	(0.5)%		(0.7)%	(0.3)%
Change as a % of PV equity		(6.6)%	(4.5)%		(5.9)%	(3.0)%

Item 8.  Financial Statements and Supplementary Data

DNB FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands, except share data)

	December 31
	2017	2016
Assets
Cash and due from banks	$10,917	$22,103
Cash and cash equivalents	10,917	22,103
Available-for-sale investment securities at fair value (amortized cost of $113,555 and $116,830)	111,783	115,184
Held-to-maturity investment securities (fair value of $62,420 and $66,124)	62,390	67,022
Total investment securities	174,173	182,206
Loans held for sale	651	-
Loans	845,897	817,529
Allowance for credit losses	(5,843)	(5,373)
Net loans	840,054	812,156
Restricted stock	7,641	5,381
Office property and equipment, net	8,649	9,243
Accrued interest receivable	3,822	3,567
Other real estate owned & other repossessed property	5,012	2,767
Bank owned life insurance (BOLI)	9,314	9,552
Core deposit intangible	435	537
Goodwill	15,525	15,590
Net deferred taxes	2,980	5,250
Other assets	2,742	2,333
Total assets	$1,081,915	$1,070,685
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$176,815	$173,467
Interest-bearing deposits:
NOW	199,310	224,219
Money market	221,726	184,783
Savings	81,050	86,176
Time	140,490	187,256
Brokered deposits	41,812	29,286
Total deposits	861,203	885,187
Federal Home Loan Bank of Pittsburgh (FHLBP) advances	79,013	55,332
Repurchase agreements	12,023	11,889
Junior subordinated debentures	9,279	9,279
Subordinated debt	9,750	9,750
Other borrowings	2,738	418
Total borrowings	112,803	86,668
Accrued interest payable	554	534
Other liabilities	5,413	3,456
Total liabilities	979,973	975,845
Commitments and contingencies	-	-
Stockholders’ Equity
Common stock, $1.00 par value; 20,000,000 shares authorized; 4,362,939 and 4,334,352 issued, respectively; 4,286,117 and 4,240,778 outstanding, respectively	4,379	4,351
Treasury stock, at cost; 76,822 and 93,574 shares, respectively	(1,429)	(1,730)
Surplus	69,110	68,973
Retained earnings	32,272	25,520
Accumulated other comprehensive loss, net	(2,390)	(2,274)
Total stockholders’ equity	101,942	94,840
Total liabilities and stockholders’ equity	$1,081,915	$1,070,685

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(Dollars in thousands, except share and per share data)
	Year Ended December 31
	2017	2016
Interest and Dividend Income:
Interest and fees on loans	$39,254	$24,944
Interest and dividends on investment securities:
Taxable	2,983	2,896
Exempt from federal taxes	938	1,210
Interest on cash and cash equivalents	210	129
Total interest and dividend income	43,385	29,179
Interest Expense:
Interest on NOW, money market and savings	2,289	1,004
Interest on time deposits	1,257	706
Interest on brokered deposits	538	301
Interest on FHLBP advances	752	451
Interest on repurchase agreements	28	40
Interest on junior subordinated debentures	386	344
Interest on subordinated debt	414	414
Interest on other borrowings	56	64
Total interest expense	5,720	3,324
Net interest income	37,665	25,855
Provision for credit losses	1,660	730
Net interest income after provision for credit losses	36,005	25,125
Non-interest Income:
Service charges	1,223	1,146
Wealth management	1,713	1,634
Mortgage banking, net	148	282
Increase in cash surrender value of BOLI	223	226
Gains on sale of investment securities, net	50	431
Gains on sale of loans	153	39
Gain from insurance proceeds	203	1,180
Other fees	1,705	1,426
Total non-interest income	5,418	6,364
Non-interest Expense:
Salaries and employee benefits	15,204	12,299
Furniture and equipment	2,065	1,493
Occupancy	2,679	2,083
Professional and consulting	1,922	1,339
Advertising and marketing	755	707
Printing and supplies	231	191
FDIC insurance	602	507
PA shares tax	867	634
Telecommunications	350	297
Loss on sale or write down of OREO, net	121	644
Due diligence and merger expense	77	2,241
Other expenses	3,148	2,206
Total non-interest expense	28,021	24,641
Income before income tax expense	13,402	6,848
Income tax expense	5,456	1,869
Net income	7,946	4,979
Earnings per common share:
Basic	$1.87	$1.56
Diluted	$1.85	$1.55
Cash dividends per common share	$0.28	$0.28
Weighted average common shares outstanding:
Basic	4,260,137	3,186,079
Diluted	4,290,070	3,218,884

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Year Ended
	December 31
	2017	2016
Net income	$7,946	$4,979
Other Comprehensive Income (Loss):
Unrealized holding losses on AFS investment securities arising during the period
Before tax amount	(117)	(56)
Tax effect	40	19
	(77)	(37)
Accretion of discount on AFS to HTM reclassification
Before tax amount(1)	8	9
Tax effect(2)	(3)	(3)
	5	6
Less reclassification for gains on sales of AFS investment securities included in net income
Before tax amount(3)	(9)	(410)
Tax effect(2)	3	139
	(6)	(271)
Other comprehensive loss - securities	(78)	(302)
Unrealized actuarial (losses) gains - pension
Before tax amount	(57)	20
Tax effect	19	(7)
	(38)	13
Total other comprehensive loss	(116)	(289)
Total comprehensive income	$7,830	$4,690
(1) Amounts are included in "Interest and dividends on investment securities" in the consolidated statements of income.
(2) Amounts are included in "Income tax expense" in the consolidated statements of income.
(3) Amounts are included in "Gains on sale of investment securities, net" in the consolidated statements of income.

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands)

					Accumulated
					Other
					Compre-
	Common	Treasury		Retained	hensive
	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at January 1, 2016	$2,955	$(2,015)	$35,097	$21,436	$(1,985)	$55,488
Net income	-	-	-	4,979	-	4,979
Other comprehensive loss	-	-	-	-	(289)	(289)
ERB acquisition (1,368,527 shares)	1,369	-	33,337	-	-	34,706
Restricted stock compensation expense (26,952 shares vested)	42	-	898	-	-	940
Exercise of stock options (5,824 shares)	6	-	(6)	-	-	-
Shares withheld for employee taxes on stock option exercise and share award vest	(21)	-	(680)	-	-	(701)
Tax benefit for restricted stock vest and stock option exercise	-	-	188	-	-	188
Cash dividends - common ($0.28 per share)	-	-	-	(895)	-	(895)
Sale of treasury shares to 401(k) (9,762 shares)	-	178	87	-	-	265
Sale of treasury shares to deferred comp. plan (5,873 shares)	-	107	52	-	-	159
Balance at December 31, 2016	4,351	(1,730)	68,973	25,520	(2,274)	94,840
Net income	-	-	-	7,946	-	7,946
Other comprehensive loss	-	-	-	-	(116)	(116)
Restricted stock compensation expense (13,839 shares vested)	24	-	535	-	-	559
Exercise of stock options (14,748 shares)	15	-	(15)	-	-	-
Shares withheld for employee taxes on stock option exercise and share award vest	(11)	-	(624)	-	-	(635)
Cash dividends - common ($0.28 per share)	-	-	-	(1,194)	-	(1,194)
Sale of treasury shares to 401(k) (10,928 shares)	-	197	155	-	-	352
Sale of treasury shares to deferred comp. plan (5,824 shares)	-	104	86	-	-	190
Balance at December 31, 2017	$4,379	$(1,429)	$69,110	$32,272	$(2,390)	$101,942

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31
	2017	2016
Cash Flows From Operating Activities:
Net income	$7,946	$4,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,649	1,622
Provision for credit losses	1,660	730
Stock based compensation	559	940
Net gain on sale of securities	(50)	(431)
Net loss on sale and write down of OREO and other repossessed property	121	644
Gain on insurance proceeds	(203)	(1,180)
Earnings from investment in BOLI	(223)	(226)
Deferred tax expense	2,329	344
Proceeds from sales of mortgage loans	5,710	11,682
Mortgage loans originated for sale	(6,213)	(11,400)
Gain on sale of mortgage loans	(148)	(282)
Proceeds from sales of loans	2,403	564
Loans originated for sale	(2,250)	(525)
Gain on sale of loans	(153)	(39)
Increase in accrued interest receivable	(255)	(59)
(Increase) decrease in other assets	(405)	4,859
Increase in accrued interest payable	20	60
Increase (decrease) in other liabilities	1,899	(1,772)
Net Cash Provided By Operating Activities	14,396	10,510
Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Sales	3,030	43,913
Maturities, repayments and calls	30,201	55,195
Purchases	(30,352)	(59,646)
Activity in held-to-maturity securities:
Sales	737	761
Maturities, repayments and calls	5,442	13,647
Purchases	(1,407)	(13,507)
Net cash disbursed in connection with acquisition	-	(5,488)
Net (increase) decrease in restricted stock	(2,260)	999
Net increase in loans	(32,453)	(29,693)
Proceeds from insurance company	-	1,180
Death benefit proceeds	664	-
Purchases of office property and equipment	(642)	(3,181)
Expenses capitalized in OREO	(15)	(1,236)
Proceeds from sale of OREO and other repossessed property	609	432
Net Cash (Used in) Provided by Investing Activities	(26,446)	3,376
Cash Flows From Financing Activities:
Net (decrease) increase in deposits	(23,984)	51,759
Repayment of FHLBP advances	(46,167)	(43,104)
Funding of FHLBP advances	69,848	-
Net increase (decrease) in repurchase agreements	134	(20,527)
Increase (decrease) in other borrowings	2,320	(46)
Dividends paid	(1,194)	(895)
Payment of employee taxes on stock option exercise and share award vest	(635)	(701)
Tax benefit for restricted stock vesting	-	188
Sale of treasury stock	542	424
Net Cash Provided By (Used In) Financing Activities	864	(12,902)
Net Change in Cash and Cash Equivalents	(11,186)	984
Cash and Cash Equivalents at Beginning of Period	22,103	21,119
Cash and Cash Equivalents at End of Period	$10,917	$22,103
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$5,700	$3,264
Income taxes	3,511	1,175
Supplemental Disclosure of Non-cash Flow Information:
Net decrease in goodwill	65	-
Transfers from loans to other real estate owned and other repossessed property	2,960	26

Assets, Liabilities, and Equity in Connection with Merger (Noncash):
Assets acquired:
Investment securities	$-	$3,027
Loans	-	306,396
Goodwill	-	15,590
Core deposit intangible	-	508
Other assets	-	10,838
	$-	$336,359
Liabilities assumed:
Deposits	$-	$227,153
FHLBP advances	-	68,436
Other liabilities	-	576
	$-	$296,165

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

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Consolidated Statements of Financial Condition, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Amounts subject to significant estimates are items such as the allowance for credit losses and lending related commitments, the fair value of repossessed assets, pension and post-retirement obligations, the fair value of financial instruments, other-than-temporary impairments of investment securities, the valuation of assets acquired and liabilities assumed in business combinations, and the valuations of goodwill for impairment. Among other effects, such changes could result in future impairments of investment securities, and establishment of allowances for credit losses and lending related commitments as well as increased benefit plans’ expenses. The comparability of the financial condition of DNB as of December 31, 2017 compared to December 31, 2016, and the results of operations for the year ended 2017 compared to 2016, in general, have been impacted by the acquisition of ERB on October 1, 2016.  The assets and liabilities of ERB were recorded on the consolidated balance sheet at their established fair value as of October 1, 2016, and their results of operations have been included in the consolidated income statement since that date.

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

DNB adopted the new standards effective January 1, 2018 using the modified retrospective approach. A significant majority of DNB’s revenues are explicitly excluded from the scope of the new guidance including interest, dividend income, BOLI, gain/loss on sale of loans and investments on the Consolidated Statements of Income. The adoption of ASU 2014-09 did not require a cumulative adjustment to the opening balance of retained earnings as of January 1, 2018 and is not expected to have a material impact on DNB’s Consolidated Statements of Financial Condition, Comprehensive Income, Stockholders’ Equity or Cash Flows for the year ended December 31, 2018. Non-interest income components in the scope of Topic 606 continue to be recognized when DNB’s performance obligations are complete or at the time of sale after a customer’s transaction posts in the account. The Company continues to evaluate related changes to interim and year end disclosures that will be required in 2018.

DNB adopted ASU 2015-16, Business Combinations (Topic 805), in 2016: Simplifying the Accounting for Measurement Period Adjustments on a prospective basis. This amendment eliminates the requirement to account for adjustments to provisional amounts recognized in a business combination retrospectively. Instead, the acquirer will recognize the adjustments to provisional amounts during the period in which the adjustments are determined, including the effect on earnings of any amounts the acquirer would have recorded in previous periods if the accounting had been completed at the acquisition date. DNB evaluated the impact of this guidance and concluded there is no material impact to the consolidated financial statements at this time.

In January 2016, the FASB issued ASU No. 2016-01, adopted January 1, 2018,  Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. In particular, the guidance revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The guidance also amends certain disclosure requirements associated with fair value of financial instruments. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. As of December 31, 2017, DNB did not hold any equity investments (excluding restricted investments in bank stocks that do not have a readily determinable market value).  DNB does not expect to make significant purchases of equity investments; therefore, the adoption of this ASU is not expected to be material to DNB's consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. DNB has determined that upon the adoption of ASU 2016-02 we will be required to recognize a right-of-use asset and a corresponding liability based on the then present value of such obligation. DNB is preparing an inventory of its leases and evaluating the impact of this ASU on these leases. Upon adoption of the guidance, DNB expects to report increased assets and increased liabilities as a result of recognizing right-of-use assets and lease liabilities on its consolidated statement of condition. DNB is currently evaluating the extent of the impact that the adoption of this ASU will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, this ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods therein. Accordingly, effective January of 2017, DNB adopted the pronouncement. During the year ended December 31, 2017, DNB had $331,000 of tax benefits for stock option exercises and restricted stock vesting. In accordance with ASU 2016-09, forfeitures are recognized as they occur instead of applying an estimated forfeiture rate to each grant. For purposes of the determination of stock-based compensation expense for the year ended December 31, 2017, we recognized actual forfeitures of 230 shares of restricted stock awards that were granted to officers and other employees.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," (ASU 2016-13), which addresses concerns regarding the perceived delay in recognition of credit losses under the existing incurred loss model. The amendment introduces a new, single model for recognizing credit losses on all financial instruments presented on cost basis. Under the new model, entities must estimate current expected credit losses by considering all available relevant information, including historical and current information, as well as reasonable and supportable forecasts of future events. The update also requires additional qualitative and quantitative information to allow users to better understand the credit risk within the portfolio and the methodologies for determining allowance. ASU 2016-13 is effective for DNB on January 1, 2020 and must be applied using the modified retrospective approach with limited exceptions. Early adoption is permitted. Although early adoption is permitted for fiscal years beginning after December 15, 2018, DNB does not plan to early adopt. DNB has established a CECL Implementation Team to assess the impact of this ASU on its consolidated financial position, results of operations, and cash flows. DNB has been preserving certain historical loan information from its core processing system in anticipation of adopting the standard and will be evaluating control and process framework, data, model, and resource requirements and areas where modifications will be required. The team continues to assess the impact of the standard; however, DNB expects adopting this ASU will result in an increase in its allowance for credit losses. The amount of the increase in the allowance for credit losses upon adoption will be dependent upon the characteristics of the portfolio at the adoption date, as well as macroeconomic conditions and forecasts at that date. A cumulative effect adjustment will be made to retained earnings for the impact of the standard at the beginning of the period the standard is adopted.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). The amendments in this update provide guidance for eight specific cash flow classification issues for which current guidance is unclear or does not exist, thereby reducing diversity in practice. For public companies, the update is effective for annual periods beginning after December 15, 2017. Accordingly, effective January 1, 2018, DNB adopted the pronouncement and it does not have a material impact to DNB’s consolidated financial statements.

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

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, under the amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value with its carrying amount. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount when measuring the goodwill impairment loss, if applicable. The update also eliminated the requirements for zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendments are effective for public business entities for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. DNB will not early adopt this ASU for its annual goodwill impairment test, and has conducted a qualitative test (step zero) as of October 1, 2017 and determined that its Goodwill has not been impaired.  The adoption of this ASU is not expected to have a material impact on DNB’s consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” Under the new guidance, employers will present the service cost component of the net periodic benefit cost in the same income statement line item (e.g., Salaries and Benefits) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components separately (e.g., Other Noninterest Expense) from the line item that includes the service cost. ASU No. 2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, however, DNB has decided not to early adopt. Employers will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. ASU No. 2017-07 does not have a material impact on DNB Consolidated Financial Statements because the Pension plan has been frozen to new accruals since December 31, 2003, and thus, generated no service cost in any subsequent year.

In March of 2017, the FASB issued ASU No. 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities” (“ASU 2017-08”). This guidance shortens the amortization period for premiums on certain callable debt securities to the earliest call date (with an explicit, non-contingent call feature that is callable at a fixed price and on a preset dates), rather than contractual maturity date as currently required under GAAP. The ASU does not impact instruments without preset call dates such as mortgage-backed securities.  For instruments with contingent call features, once the contingency is resolved and the security is callable at a fixed price and preset date, the security is within the scope of the ASU.  ASU 2017-08 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and early adoption is permitted. Accordingly, effective January of 2017, DNB early adopted the pronouncement. The adoption of the ASU did not have a material impact to the consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718):  Scope of Modification Accounting; (“ASU 2017-09”).  ASU 2017-09 provides clarity by offering guidance on the scope of modification accounting for share-based payment awards and gives direction on which changes to the terms or conditions of these awards require an entity to apply modification accounting.  Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions.  The guidance was effective prospectively for all companies for annual periods beginning on or after December 15, 2017. Early adoption was permitted. DNB adopted the ASU on January 1, 2018 and the effects are immaterial.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income; (“ASU 2018-02”). ASU 2018-02 states an entity may elect to reclassify the income tax effects of the Tax Cuts and Jobs Act on items within accumulated other comprehensive income to retained earnings. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. DNB will adopt this ASU on January 1, 2018. The amount of this reclassification is $471,000.

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

Other Than Temporary Impairment ("OTTI") Analysis  Securities are evaluated on a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether declines in their value are other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline, and whether or not management intends to sell or expects that it is more likely than not that it will be required to sell the security prior to an anticipated recovery of the fair value. Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total impairment related to credit losses is included in earnings. The amount of the total impairment related to all other factors is included in other comprehensive income. DNB recorded no impairment charges in 2017 or 2016.

Restricted StockRestricted investment in bank stocks consist of Philadelphia Federal Reserve Bank (“FRB”) stock, Pittsburgh Federal Home Loan Bank (“FHLBP”) stock, and Atlantic Community Bankers Bank (“ACBB”) stock. Federal law requires a member institution of the district FRB and FHLB to hold stock according to predetermined formulas. ACBB requires its correspondent banking institutions to hold stock as a condition of membership. The restricted investment in bank stock is carried at cost. Quarterly, the Corporation evaluates the bank stocks for impairment. DNB evaluates recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history, and impact of legislative and regulatory changes. At December 31, 2017, DNB owned $5.2 million of stock of the FHLBP, $2.3 million of stock of the FRB and $156,000 of stock of ACBB. At December 31, 2016, DNB owned $4.1 million of stock of the FHLBP, $1.1 million of stock of the FRB and $156,000 of stock of ACBB.

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

Troubled Debt Restructurings Loans whose terms are modified are classified as troubled debt restructurings (“TDR”) if DNB grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired. The recorded investments in troubled debt restructured loans at December 31, 2017 and 2016 are as follows:

	December 31, 2017
	Pre-Modification	Post-Modification
(Dollars in thousands)	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Residential mortgage	$754	$883	$690
Commercial mortgage	992	992	982
Consumer:
Home equity	148	148	146
Other	40	42	39
Total	$1,934	$2,065	$1,857

	December 31, 2016
	Pre-Modification	Post-Modification
(Dollars in thousands)	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Residential mortgage	$754	$883	$726
Consumer:
Home equity	148	148	148
Other	40	42	40
Total	$942	$1,073	$914

At December 31, 2017, DNB had eight TDRs with recorded investment totaling $1,857,000, five of which, totaling  $1,128,000, were accruing loans in compliance with the terms of the modifications. The remaining $729,000 represents three loans that were nonaccrual impaired loans and resulted in collateral evaluations. As a result of the evaluations, specific reserves and charge-offs have been taken where appropriate. As of December 31, 2017, DNB recognized partial charge-offs totaling $151,000 on two residential loans prior to their restructuring and $2,000 on one consumer installment loan after its restructuring. As of December 31, 2017, there were no defaulted TDRs as all TDRs were current with respect to their associated forbearance agreements. There were no defaults on TDRs within twelve months of restructure during 2017. DNB classified three commercial mortgage loans totaling $992,000 as TDRs during the year ended December 31, 2017.

At December 31, 2016, DNB had five TDRs with recorded investment totaling $914,000, one of which totaled $102,000, represented an accruing impaired home equity loan in compliance with the terms of the modification. The remaining $812,000 represents four loans that were nonaccrual impaired loans and resulted in collateral evaluations. As a result of the evaluations, specific reserves and charge-offs have been taken where appropriate. As of December 31, 2016, DNB recognized partial charge-offs totaling $151,000 on two residential loans prior to their restructuring and $2,000 on one consumer installment loan after its restructuring. DNB did not recognize any charge-off to the last remaining TDR. As of December 31, 2016, there were no defaulted TDRs as all TDRs were current with respect to their associated forbearance agreements. There were no defaults on TDRs within twelve months of restructure during 2016. DNB did not classify any loans as TDRs during the year ended December 31, 2016.

Reserve for unfunded loan commitments The reserve for unfunded loan commitments represents management’s estimate of losses inherent in off-balance sheet items related to the loan portfolio which consist of commitments to extend credit and letters of credit. The same risk and loss factors are applied to both funded and unfunded commitments. However, the bank calculates reserves required to support unfunded commitments in each loan category based only on the estimated likelihood (the probability) that DNB would advance funds into a known troubled situation, and then sustain a loss on the newly advanced funds. The amount of reserve for unfunded loan commitments, which is included in “Other liabilities” on the statement of financial condition, was $348,000 and $345,000 at December 31, 2017 and December 31, 2016, respectively.

Other Real Estate Owned & Other Repossessed Property  Other real estate owned (“OREO”) and other repossessed property consists of properties acquired as a result of, or in-lieu-of, foreclosure as well as other repossessed property. Properties classified as OREO are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the properties are capitalized and costs relating to holding the properties are charged to expense. DNB had $416,000 and $3.1 million of commercial mortgage loans in the process of foreclosure at December 31, 2017 and December 31, 2016, respectively.

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

Goodwill and Intangible Assets  DNB accounts for goodwill and intangible assets in accordance with ASC 350, “Intangibles – Goodwill and Other.” Goodwill is the excess of the purchase price over the fair value of the net assets acquired in connection with the 2016 acquisition of East River Bank.  If certain events occur, which indicate goodwill might be impaired between annual tests, goodwill must be tested when such events occur. In making this assessment, DNB considers a number of factors including operating results, business plans, economic projections, anticipated future cash flows, current market data, stock price, etc. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. Changes in economic and operating conditions could result in goodwill impairment in future periods. DNB did not identify any impairment during 2017. The annual test date is October 1st. DNB has conducted a qualitative test (step zero) as of October 1, 2017 and determined that its Goodwill has not been impaired.

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

DNB recognizes interest and penalties on income taxes as a component of income tax expense. DNB is no longer subject to examinations by taxing authorities for the years before January 1, 2014. DNB had no unrecognized tax positions as of December 31, 2017.

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

Accumulated Other Comprehensive Loss	Before-Tax	Tax	Net-of-Tax
(Dollars in thousands)	Amount	Effect	Amount
December 31, 2017
Net unrealized loss on AFS securities	$(1,772)	$603	$(1,169)
Unrealized actuarial losses-pension	(1,849)	628	(1,221)
	$(3,621)	$1,231	$(2,390)
December 31, 2016
Net unrealized loss on AFS securities	$(1,646)	$560	$(1,086)
Discount on AFS to HTM reclassification	(8)	3	(5)
Unrealized actuarial losses-pension	(1,792)	609	(1,183)
	$(3,446)	$1,172	$(2,274)

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

Advertising and Marketing Costs DNB follows the policy of charging the costs of advertising and marketing to expense as incurred. Advertising and marketing costs were approximately $755,000 and $707,000 for the years ended December 31, 2017 and December 31, 2016, respectively.

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

Subsequent Events Management has evaluated events and transactions occurring subsequent to December 31, 2017 for items that should potentially be recognized or disclosed in these Consolidated Financial Statements. The evaluation was conducted through the date these financial statements were issued.

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

(3)  INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities, as of the dates indicated, are summarized as follows:

		December 31, 2017
	Amortized	Unrealized	Unrealized	Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$8,483	$163	$-	$8,646
Government Sponsored Entities (GSE) mortgage-backed securities	496	9	-	505
Corporate bonds	14,047	243	(2)	14,288
Collateralized mortgage obligations GSE	1,471	-	(29)	1,442
State and municipal taxable	363	-	(8)	355
State and municipal tax-exempt	37,530	59	(405)	37,184
Total	$62,390	$474	$(444)	$62,420

Available For Sale
US Government agency obligations	$53,279	$-	$(386)	$52,893
GSE mortgage-backed securities	33,203	-	(715)	32,488
Collateralized mortgage obligations GSE	12,101	-	(447)	11,654
Corporate bonds	12,981	12	(173)	12,820
State and municipal tax-exempt	1,991	-	(63)	1,928
Total	$113,555	$12	$(1,784)	$111,783

		December 31, 2016
	Amortized	Unrealized	Unrealized	Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$8,224	$309	$-	$8,533
Government Sponsored Entities (GSE) mortgage-backed securities	1,440	38	-	1,478
Corporate bonds	12,825	230	(63)	12,992
Collateralized mortgage obligations GSE	1,966	2	(22)	1,946
State and municipal taxable	1,008	6	-	1,014
State and municipal tax-exempt	41,559	8	(1,406)	40,161
Total	$67,022	$593	$(1,491)	$66,124

Available For Sale
US Government agency obligations	$52,428	$31	$(150)	$52,309
GSE mortgage-backed securities	30,861	2	(723)	30,140
Collateralized mortgage obligations GSE	12,957	3	(387)	12,573
Corporate bonds	15,474	5	(299)	15,180
State and municipal tax-exempt	5,084	-	(128)	4,956
Asset-backed security	26	-	-	26
Total	$116,830	$41	$(1,687)	$115,184

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The table below details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at December 31, 2017 and 2016.

	December 31, 2017
			Fair value	Unrealized	Fair value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
Corporate bonds	$498	$(2)	$498	$(2)	$-	$-
Collateralized mortgage obligations GSE	1,442	(29)	620	(5)	822	(24)
State and municipal taxable	355	(8)	355	(8)	-	-
State and municipal tax-exempt	20,240	(405)	6,775	(67)	13,465	(338)
Total	$22,535	$(444)	$8,248	$(82)	$14,287	$(362)
Available For Sale
US Government agency obligations	$52,893	$(386)	$30,894	$(185)	$21,999	$(201)
GSE mortgage-backed securities	32,488	(715)	9,055	(133)	23,433	(582)
Collateralized mortgage obligations GSE	11,654	(447)	2,132	(56)	9,522	(391)
Corporate bonds	10,759	(173)	4,572	(43)	6,187	(130)
State and municipal tax-exempt	1,928	(63)	288	(2)	1,640	(61)
Total	$109,722	$(1,784)	$46,941	$(419)	$62,781	$(1,365)

	December 31, 2016
			Fair value	Unrealized	Fair value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
Corporate bonds	$5,962	$(63)	$3,992	$(39)	$1,970	$(24)
Collateralized mortgage obligations GSE	1,104	(22)	1,104	(22)	-	-
State and municipal tax-exempt	32,690	(1,406)	32,690	(1,406)	-	-
Total	$39,756	$(1,491)	$37,786	$(1,467)	$1,970	$(24)
Available For Sale
US Government agency obligations	$27,270	$(150)	$27,270	$(150)	$-	$-
GSE mortgage-backed securities	29,145	(723)	29,145	(723)	-	-
Collateralized mortgage obligations GSE	12,116	(387)	4,868	(94)	7,248	(293)
Corporate bonds	13,031	(299)	7,593	(218)	5,438	(81)
State and municipal tax-exempt	4,956	(128)	4,956	(128)	-	-
Asset-backed security	26	-	26	-	-	-
Total	$86,544	$(1,687)	$73,858	$(1,313)	$12,686	$(374)

As of December 31, 2017, there were nineteen GSE mortgage-backed securities, thirty-seven municipalities, eight corporate bonds, eleven agency notes, and nineteen collateralized mortgage obligations which were in an unrealized loss position. DNB does not intend to sell these securities and management does not expect to be required to sell any of these securities prior to a recovery of their cost basis. Management has reviewed all of these securities and believes that DNB will collect all principal and interest that is due on debt securities on a timely basis. Management does not believe any individual unrealized loss as of December 31, 2017 represents an other-than-temporary impairment. DNB reviews its investment portfolio on a quarterly basis judging each investment for OTTI. The OTTI analysis focuses on the duration and the amount a particular security is below book value.

Factors affecting the market price include credit risk, market risk, interest rates, economic cycles, and liquidity risk. The magnitude of any unrealized loss may be affected by the relative concentration of DNB’s investment in any one issuer or industry. DNB has established policies to reduce exposure through diversification of concentration of the investment portfolio including limits on concentrations to any one issuer and as such, management believes the investment portfolio is prudently diversified.

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

Collateralized mortgage obligations GSE  There are nineteen impaired securities classified as collateralized mortgage obligations, sixteen of which were impaired for more than 12 months. The largest unrealized loss of a security in this group is 5.52% of its carrying value. All of these securities were issued and insured by FNMA, FHLMC or GNMA. DNB receives monthly principal and interest payments on all of these securities on a timely basis and none of these agencies has ever defaulted on mortgage-backed principal or interest. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from December 31, 2017 levels. Management concluded that these securities were not other-than-temporarily impaired at December 31, 2017.

State and municipal tax-exempt  There are thirty-seven impaired securities in this category, which are comprised of intermediate to long-term municipal bonds, twenty of which were impaired for more than 12 months. The largest unrealized loss of a security in this group is 4.08% of its carrying value. All of the issues carry a “BBB-” or better underlying credit support and were evaluated on the basis on their underlying fundamentals; included but not limited to annual financial reports, geographic location, population, and debt ratios. In certain cases, options for calls reduce the effective duration and in turn the future market value fluctuations. All issues are performing and are expected to continue to perform in accordance with their respective contractual terms and conditions. There have not been disruptions of any payments, associated with any of these municipal securities. These bonds are conservative in nature and the value decline is related to the changes in interest rates that occurred since the time of purchase and subsequent changes in spreads affecting the market prices. Twenty-two of the impaired municipals are school districts that have PA school district credit enhancement programs and eleven of those also have additional insurance. The remaining fifteen are one insured school district, two uninsured school districts, five insured townships and seven uninsured townships, all of which have strong underlying ratings. Management concluded that these securities were not other-than-temporarily impaired at December 31, 2017.

US Government agency obligations  There are eleven impaired securities classified as agencies, three of which were impaired for more than 12 months. The largest unrealized loss of a security in this group is 1.56% of its carrying value. All of these securities were issued and insured by FHLB, FNMA, or FHLMC. DNB has received timely interest payments on all of these securities and none of these agencies has ever defaulted on their bonds. DNB anticipates a recovery in the market value as the securities approach their maturity dates. Management concluded that these securities were not other-than-temporarily impaired at December 31, 2017.

GSE mortgage-backed securities   There are nineteen impaired bonds classified as GSE mortgage-backed securities, fourteen of which were impaired for more than 12 months. The largest unrealized loss of a security in this group is 3.12% of its carrying value. All of these securities were issued and insured by FNMA, FHLMC or GNMA. DNB receives monthly principal and interest payments on all of these securities on a timely basis and none of these agencies has ever defaulted on mortgage-backed principal or interest. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from December 31, 2017 levels. Management concluded that these securities were not other-than-temporarily impaired at December 31, 2017.

Corporate bonds  There were eight impaired bonds classified as corporate bonds, four of which were impaired for more than 12 months. The largest unrealized loss of a security in this group is 3.64% of its carrying value. The bonds are investment grade and the value decline is related to the changes in interest rates that occurred since the time of purchase and subsequent changes in spreads affecting the market prices. All of the issues carry a “BBB+” or better underlying credit rating and were evaluated on the basis on their underlying fundamentals; included but not limited to annual financial reports, rating agency reports, capital strength and debt ratios. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from December 31, 2017 levels. Management concluded that these securities were not other-than-temporarily impaired at December 31, 2017.

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

The amortized cost and estimated fair value of investment securities as of December 31, 2017, by final contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid without penalties.

	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$-	$-	$17,220	$17,139
Due after one year through five years	22,519	22,813	43,853	43,476
Due after five years through ten years	27,915	27,910	14,612	14,390
Due after ten years	11,956	11,697	37,870	36,778
Total investment securities	$62,390	$62,420	$113,555	$111,783

The principal values of investment securities sold as of the dates indicated are shown below. The HTM securities sold during 2017 and 2016 were sold in accordance with GAAP, as DNB collected greater than 85% of the original recorded investment on the HTM securities prior to the sale. As a result, it is appropriate to continue to carry the remaining HTM portfolio as currently classified.

	Year Ended
	December 31
(Dollars in thousands)	2017	2016
Available for sale securities sold	$3,030	$43,913
Held to maturity securities sold	737	761
Total sold securities	$3,767	$44,674

Gains and losses resulting from investment sales, redemptions or calls were as follows:

	Year Ended
	December 31
(Dollars in thousands)	2017	2016
Gross realized gains-AFS	$10	$440
Gross realized gains-HTM	41	21
Gross realized losses-AFS	(1)	(30)
Net realized gain	$50	$431

At December 31, 2017 and 2016, investment securities with a carrying value of approximately $105.9 million and $116.7 million, respectively, were pledged to secure public funds, repurchase agreements, FHLBP advances, and for other purposes as required by law. See Note 8 regarding the use of certain securities as collateral.

(4)  LOANS

The major classifications of loans outstanding, net of fair value marks and deferred loan origination fees and costs are summarized as follows.

	December 31
(Dollars in thousands)	2017	2016
Residential mortgage	$93,959	$87,581
Commercial mortgage	484,868	465,486
Commercial:
Commercial term	129,535	123,175
Commercial construction	75,014	72,755
Consumer:
Home equity	56,844	62,560
Other	5,677	5,972
Total loans	$845,897	$817,529
Less allowance for credit losses	(5,843)	(5,373)
Net loans	$840,054	$812,156

Some of DNB’s directors and executive officers, and their related interests had transactions with the Bank in the ordinary course of business. It is anticipated that similar transactions will occur in the future.

(Dollars in thousands)	2017	2016
Related party loans at beginning of period	$508	$67
Advances	296	14
Purchases of related party loans from acquisition	-	446
Repayments	(411)	(19)
Related party loans at end of period	$393	$508

(5)  ALLOWANCE FOR CREDIT LOSSES

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of December 31, 2017 and December 31, 2016:

Age Analysis of Past Due Loans Receivables

	December 31, 2017
							Loans
							Receivable
	30-59	60-89	Greater			Total	> 90
	Days Past	Days Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivables	Accruing
Residential mortgage (less acquired with credit deterioration)	$887	$349	$1,148	$2,384	$91,568	$93,952	$-
Acquired residential mortgage with credit deterioration	-	-	7	7	-	7	-
Commercial mortgage (less acquired with credit deterioration)	221	-	1,126	1,347	483,105	484,452	-
Acquired commercial mortgage with credit deterioration	-	-	416	416	-	416	-
Commercial:
Commercial term	381	13	1,654	2,048	127,487	129,535	-
Commercial construction	514	-	-	514	74,500	75,014	-
Consumer:
Home equity	15	-	386	401	56,443	56,844	-
Other	13	139	156	308	5,369	5,677	54
Total	$2,031	$501	$4,893	$7,425	$838,472	$845,897	$54

	December 31, 2016
							Loans
							Receivable
	30-59	60-89	Greater			Total	> 90
	Days Past	Days Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivables	Accruing
Residential mortgage (less acquired with credit deterioration)	$728	$374	$491	$1,593	$85,977	$87,570	$-
Acquired residential mortgage with credit deterioration	-	-	11	11	-	11	-
Commercial mortgage (less acquired with credit deterioration)	1,202	762	2,169	4,133	459,679	463,812	-
Acquired commercial mortgage with credit deterioration	389	83	673	1,145	529	1,674	-
Commercial:
Commercial term	747	377	23	1,147	122,028	123,175	-
Commercial construction	112	-	1,242	1,354	71,401	72,755	-
Consumer:
Home equity	263	-	300	563	61,997	62,560	-
Other	27	65	151	243	5,729	5,972	-
Total	$3,468	$1,661	$5,060	$10,189	$807,340	$817,529	$-

DNB had $638,000 in residential mortgage loans in the process of foreclosure and $149,000 in residential mortgage loans in other real estate owned as of December 31, 2017. DNB had no residential mortgage loans in the process of foreclosure and $170,000 in residential mortgage loans in other real estate owned as of December 31, 2016.

The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, and (iii) OREO as a result of foreclosure or voluntary transfer to DNB as well as other repossessed assets.

Interest that would have been recognized on nonaccrual loans had they been current in accordance with their original terms was $589,000 and $590,000 for the years ended December 31, 2017 and December 31, 2016, respectively.

Non-Performing Assets

	December 31
(Dollars in thousands)	2017	2016
Non-accrual loans:
Residential mortgage	$1,915	$1,770
Commercial mortgage	2,259	4,593
Commercial:
Commercial term	2,100	198
Commercial construction	514	1,242
Consumer:
Home equity	466	442
Other	245	256
Total non-accrual loans	7,499	8,501
Loans 90 days past due and still accruing	54	-
Total non-performing loans	7,553	8,501
Other real estate owned & other repossessed property	5,012	2,767
Total non-performing assets	$12,565	$11,268

The following tables summarize information in regards to impaired loans by loan portfolio class as of December 31, 2017 and December 31, 2016 and for the years then ended.

Impaired Loans

	December 31, 2017
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Residential mortgage	$1,908	$2,210	$-	$1,540	$-
Acquired residential mortgage with credit deterioration	-	-	-	7	-
Commercial mortgage	2,809	3,207	-	2,180	15
Acquired commercial mortgage with credit deterioration	936	950	-	1,205	-
Commercial:
Commercial term	1,743	2,253	-	1,131	-
Commercial construction	514	514	-	690	-
Consumer:
Home equity	612	632	-	586	9
Other	117	117	-	106	-
Total	$8,639	$9,883	$-	$7,445	$24
With allowance recorded:
Residential mortgage	$-	$-	$-	$333	$-
Acquired residential mortgage with credit deterioration	7	26	3	4	-
Commercial mortgage	19	93	19	8	-
Acquired commercial mortgage with credit deterioration	-	-	-	-	-
Commercial:
Commercial term	337	343	123	325	-
Commercial construction	-	-	-	89	-
Consumer:
Home equity	-	-	-	-	-
Other	128	129	12	169	-
Total	$491	$591	$157	$928	$-
Total:
Residential mortgage	$1,908	$2,210	$-	$1,873	$-
Acquired residential mortgage with credit deterioration	7	26	3	11	-
Commercial mortgage	2,828	3,300	19	2,188	15
Acquired commercial mortgage with credit deterioration	936	950	-	1,205	-
Commercial:
Commercial term	2,080	2,596	123	1,456	-
Commercial construction	514	514	-	779	-
Consumer:
Home equity	612	632	-	586	9
Other	245	246	12	275	-
Total	$9,130	$10,474	$157	$8,373	$24

	December 31, 2016
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Residential mortgage	$653	$680	$-	$1,134	$-
Acquired residential mortgage with credit deterioration	11	11	-	2	-
Commercial mortgage	2,919	3,330	-	2,265	-
Acquired commercial mortgage with credit deterioration	1,674	1,680	-	335	-
Commercial:
Commercial term	22	24	-	19	-
Commercial construction	795	795	-	914	-
Consumer:
Home equity	544	595	-	634	4
Other	114	122	-	104	-
Total	$6,732	$7,237	$-	$5,407	$4
With allowance recorded:
Residential mortgage	$1,107	$1,368	$143	$605	$-
Acquired residential mortgage with credit deterioration	-	-	-	-	-
Commercial mortgage	-	-	-	-	-
Acquired commercial mortgage with credit deterioration	-	-	-	-	-
Commercial:
Commercial term	176	196	97	185	-
Commercial construction	447	2,833	89	358	-
Consumer:
Home equity	-	-	-	-	-
Other	142	142	5	114	-
Total	$1,872	$4,539	$334	$1,262	$-
Total:
Residential mortgage	$1,760	$2,048	$143	$1,739	$-
Acquired residential mortgage with credit deterioration	11	11	-	2	-
Commercial mortgage	2,919	3,330	-	2,265	-
Acquired commercial mortgage with credit deterioration	1,674	1,680	-	335	-
Commercial:
Commercial term	198	220	97	204	-
Commercial construction	1,242	3,628	89	1,272	-
Consumer:
Home equity	544	595	-	634	4
Other	256	264	5	218	-
Total	$8,604	$11,776	$334	$6,669	$4

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within DNB’s internal risk rating system as of December 31, 2017 and December 31, 2016.

Credit Quality Indicators

	December 31, 2017
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$91,993	$-	$1,966	$-	$93,959
Commercial mortgage	479,308	125	5,435	-	484,868
Commercial:
Commercial term	125,926	115	3,494	-	129,535
Commercial construction	73,902	-	1,112	-	75,014
Consumer:
Home equity	56,085	-	759	-	56,844
Other	5,432	-	245	-	5,677
Total	$832,646	$240	$13,011	$-	$845,897

	December 31, 2016
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$85,259	$-	$2,322	$-	$87,581
Commercial mortgage	450,124	3,763	11,599	-	465,486
Commercial:
Commercial term	116,522	591	6,062	-	123,175
Commercial construction	71,400	-	1,355	-	72,755
Consumer:
Home equity	61,782	-	778	-	62,560
Other	5,716	-	256	-	5,972
Total	$790,803	$4,354	$22,372	$-	$817,529

Allowance for Credit Losses and Recorded Investment in Related Loans

The following tables set forth the activity and composition of DNB’s allowance for credit losses at the dates and periods indicated.

	2017
	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2017	$349	$2,531	$709	$969	$-	$196	$61	$558	$5,373
Charge-offs	(85)	(519)	(683)	-	-	-	(38)	-	(1,325)
Recoveries	16	51	23	42	1	-	2	-	135
Provisions	(59)	793	796	117	(1)	(13)	38	(11)	1,660
Ending balance - December 31, 2017	$221	$2,856	$845	$1,128	$-	$183	$63	$547	$5,843
Ending balance: individually
evaluated for impairment	$3	$19	$123	$-	$-	$-	$12	$-	$157
Ending balance: collectively
evaluated for impairment	$218	$2,837	$722	$1,128	$-	$183	$51	$547	$5,686
Ending balance: Loan
receivables	$93,959	$484,868	$129,535	$75,014	$-	$56,844	$5,677		$845,897
Ending balance: individually
evaluated for impairment	$1,908	$2,828	$2,080	$514	$-	$612	$245		$8,187
Ending balance: acquired
with credit deterioration	$7	$936	$-	$-	$-	$-	$-		$943
Ending balance: collectively
evaluated for impairment	$92,044	$481,104	$127,455	$74,500	$-	$56,232	$5,432		$836,767

	2016
	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2016	$216	$2,375	$989	$569	$-	$195	$64	$527	$4,935
Charge-offs	(206)	(39)	(45)	-	-	-	(21)	-	(311)
Recoveries	13	-	1	1	3	-	1	-	19
Provisions	326	195	(236)	399	(3)	1	17	31	730
Ending balance - December 31, 2016	$349	$2,531	$709	$969	$-	$196	$61	$558	$5,373
Ending balance: individually
evaluated for impairment	$143	$-	$97	$89	$-	$-	$5	$-	$334
Ending balance: collectively
evaluated for impairment	$206	$2,531	$612	$880	$-	$196	$56	$558	$5,039
Ending balance: Loan
receivables	$87,581	$465,486	$123,175	$72,755	$-	$62,560	$5,972		$817,529
Ending balance: individually
evaluated for impairment	$1,760	$2,919	$198	$1,242	$-	$544	$256		$6,919
Ending balance: acquired
with credit deterioration	$11	$1,674	$-	$-	$-	$-	$-		$1,685
Ending balance: collectively
evaluated for impairment	$85,810	$460,893	$122,977	$71,513	$-	$62,016	$5,716		$808,925

The changes in the accretable yield of acquired loans accounted for under ASC 310-30 for the years ended December 31, 2017 and 2016 were as follows:

(Dollars in thousands)	2017	2016
Beginning balance, January 1	$314	$-
Reclassification of non-accretable discount	92	348
Accretion	(97)	(34)
Payments	(113)	-
Ending balance, December 31	$196	$314

(6)  OFFICE PROPERTY AND EQUIPMENT

	Estimated	December 31
(Dollars in thousands)	Useful Lives	2017	2016
Land		$840	$840
Buildings and leasehold improvements	5-31.5 years	13,063	12,984
Furniture, fixtures and equipment	2-20 years	16,658	16,094
Total cost		30,561	29,918
Less accumulated depreciation		(21,912)	(20,675)
Office property and equipment, net		$8,649	$9,243

Amounts charged to operating expense for depreciation for the years ended December 31, 2017 and 2016 amounted to $1.2 million and $947,000, respectively.

The Bank leases office space from Headwaters Associates, a Pennsylvania general partnership for which William S. Latoff (who passed away on January 11, 2016), the Company’s former Chairman of the Board and Chief Executive Officer until the time of his death, was one of two general partners. Mary D. Latoff, a director, was the Executrix for The Estate of William S. Latoff, and in her role as Executrix, had the sole investment power with respect to the portion of Headwaters owned by the Estate from January 11, 2016 to December 31, 2016. On January 1, 2017, Ms. Latoff became one of two general partners of Headwaters. Pursuant to the terms of the Lease, the Bank paid Headwaters an aggregate of $530,000 in 2017, and $303,000 in 2016.  DNB did not make lease payments during the first half of 2016 as the offices were being restored after the fire that occurred during 2015. Headwaters received $265,000 and $151,000 in 2017 and 2016, respectively, as a result of the lease.

(7)  DEPOSITS

Included in interest bearing time deposits are time and brokered deposit issued in amounts of $250,000 or more in the amount of $59.5 million and $78.6 million at December 31, 2017 and 2016, respectively. These certificates and their remaining maturities at December 31, 2017 were as follows:

	December 31, 2017
	Time	Brokered
(Dollars in thousands)	Deposits	Deposits	Total
Three months or less	$24,058	$-	$24,058
Over three through six months	17,208	-	17,208
Over six through twelve months	11,048	-	11,048
Over one year through two years	6,648	-	6,648
Over two years	501	-	501
Total	$59,463	$-	$59,463

Time and brokered deposit scheduled to mature have the following remaining maturities:

	December 31, 2017
	Time	Brokered
(Dollars in thousands)	Deposits	Deposits	Total
One year or less	$104,359	$4,050	$108,409
Over one year through two years	25,341	5,924	31,265
Over two years through three years	6,620	21,886	28,506
Over three years through four years	1,838	4,952	6,790
Over four years through five years	2,332	5,000	7,332
Over five years	-	-	-
Total	$140,490	$41,812	$182,302

At December 31, 2017 and 2016, deposits of related parties amounted to $7.6 million and $7.1 million, respectively.

The aggregate amount of demand deposit overdrafts that were reclassified as loans was $265,000 at December 31, 2017, compared to $309,000 at December 31, 2016.

(8)  FHLBP ADVANCES AND SHORT-TERM BORROWED FUNDS

The schedule below provides a summary of short-term borrowings that consist of securities sold under agreements to repurchase, federal funds purchased with Atlantic Community Bankers Bank and other borrowings. Securities sold under agreements to repurchase are overnight borrowings between DNB and its commercial depositors and are subject to daily repricing. Federal Funds purchased from correspondent banks mature in one business day and reprice daily based on the Federal Funds rate. As of December 31, 2017, DNB’s total availability under Federal Funds lines was $60.0 million. Other short-term borrowings consist of credit available through the Federal Home Loan Bank of Pittsburgh (FHLBP) and the Federal Reserve Discount Window. DNB maintains a line-of-credit (Open Repo Plus) with the FHLBP which is a revolving term commitment used on an overnight basis. The term of this commitment may not exceed 364 days and it reprices daily at market rates. Under terms of a blanket collateral agreement with the FHLBP, the line-of-credit and long term advances are secured by FHLBP stock and qualifying loan receivables, principally real estate secured loans. As of December 31, 2017 DNB’s total availability was $456.9 million with the FHLBP and availability at the Federal Reserve Discount Window is dependent upon the market value of the collateral delivered to the Federal Reserve at the time funds are borrowed.

The following table presents a summary of aggregate short-term borrowings as of and for the years ended December 31, 2017 and 2016.

	2017		2016
		Federal		Federal
	Repurchase	Funds	Repurchase	Funds
(Dollars in thousands)	Agreements	Purchased	Agreements	Purchased
Amount outstanding at end of year	$12,023	$2,372	$11,889	$-
Weighted average interest rate at end of year	0.20%	1.75%	0.20%	-%
Maximum amount outstanding at any month-end	$17,028	$2,372	$22,360	$-
Daily average amount outstanding	$14,229	$143	$19,811	$450
Weighted average interest rate for the year	0.20%	1.22%	0.20%	0.51%

Total other borrowings at December 31, 2017 and 2016 consist of amounts described above and the capital lease obligation in Note 9.

Repurchase agreements accounted for as secured borrowings are shown in the following table.

(Dollars in thousands)	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
December 31, 2017
Repurchase agreements and repurchase-to-maturity transactions	$12,023	$-	$-	$-	$12,023
Gross amount of recognized liabilities for repurchase agreements
in statement of condition	$12,023				$12,023
December 31, 2016
Repurchase agreements and repurchase-to-maturity transactions	$11,889	$-	$-	$-	$11,889
Gross amount of recognized liabilities for repurchase agreements
in statement of condition	$11,889				$11,889

As of December 31, 2017 and December 31, 2016, DNB had $12.0 million and $11.9 million of repurchase agreements, respectively.  In conjunction with these repurchase agreements, a fair value of $12.3 million and $12.1 million of state and municipal securities were sold on an overnight basis as of December 31, 2017 and December 31, 2016, respectively, which represents 102% of the repurchase agreement amount. DNB may be required to provide additional collateral based on the fair value of the underlying securities. Daily procedures are followed to ensure repurchase agreements are properly collateralized.

In addition to short-term borrowings, DNB maintains borrowing arrangements with the FHLBP to meet borrowing needs exceeding 30 days. The advances are collateralized by loans, and a lien on the Bank’s FHLBP stock. There were $648.0 million in loans used as collateral for FHLBP borrowings. After a collateral weighting of 70.51%, DNB’s maximum borrowing capacity totaled $456.9 million. In addition to the $79.0 million of borrowings from the FHLBP at December 31, 2017, the FHLBP had issued letters of credit, on DNB’s behalf, totaling $65.0 million against DNB’s available credit lines. These letters of credit were used to secure public deposits as required by law.

	December 31, 2017		December 31, 2016
	Weighted		Weighted
(Dollars in thousands)	Average Rate	Amount	Average Rate	Amount
Due by December 31, 2017	-%	$-	0.96%	$23,319
Due by December 31, 2018	1.30	46,078	0.05	6,078
Due by December 31, 2019	1.43	14,592	1.43	14,592
Due by December 31, 2020	1.64	11,343	1.64	11,343
Due by December 31, 2021	0.00	-	0.00	-
Due by December 31, 2022	2.04	7,000	0.00	-
Total	1.44%	$79,013	1.13%	$55,332

(9)  OTHER BORROWINGS

Included in other borrowings is a long-term capital lease agreement, which relates to DNB’s West Goshen branch. As of December 31, 2017 the capital lease has a carrying amount of $137,000 net of accumulated depreciation of $613,000, and is included in the balance of office properties and equipment in the accompanying statements of financial condition. The following is a schedule of the future minimum capital lease payments, together with the present value of the net minimum lease payments, as of December 31, 2017:

Year ended
(Dollars in thousands)	December 31
2018	$106
2019	107
2020	106
2021	107
2022	69
Thereafter	-
Total minimum lease payments	495
Less amount representing interest	(129)
Present value of net minimum lease payments	$366

DNB recognized rent expense of $1.2 million and $755,000 for the years ended December 31, 2017 and 2016, respectively. The following is a schedule of the future minimum non-cancelable operating lease payments for the Operations Center in Downingtown and leased branches as of December 31, 2017.

Year ended
(Dollars in thousands)	December 31
2018	$1,113
2019	1,040
2020	792
2021	626
2022	465
Thereafter	194
Total minimum lease payments	$4,230

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

The following table summarizes the assets at December 31, 2017 and December 31, 2016 that are recognized on DNB’s balance sheet using fair value measurement determined based on the differing levels of input.

	December 31, 2017
				Assets at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
US Government agency obligations	$-	$52,893	$-	$52,893
GSE mortgage-backed securities	-	32,488	-	32,488
Collateralized mortgage obligations GSE	-	11,654	-	11,654
Corporate bonds	-	12,820	-	12,820
State and municipal tax-exempt	-	1,928	-	1,928
Total assets measured at fair value on a recurring basis	$-	$111,783	$-	$111,783
Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$1,814	$1,814
OREO & other repossessed property	-	-	817	817
Total assets measured at fair value on a nonrecurring basis	$-	$-	$2,631	$2,631

	December 31, 2016
				Assets at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
US Government agency obligations	$-	$52,309	$-	$52,309
GSE mortgage-backed securities	-	30,140	-	30,140
Collateralized mortgage obligations GSE	-	12,573	-	12,573
Corporate bonds	-	15,180	-	15,180
State and municipal tax-exempt	-	4,956	-	4,956
Asset-backed security	-	26	-	26
Total assets measured at fair value on a recurring basis	$-	$115,184	$-	$115,184
Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$1,538	$1,538
OREO & other repossessed property	-	-	2,485	2,485
Total assets measured at fair value on a nonrecurring basis	$-	$-	$4,023	$4,023

The following table presents additional information about assets measured at fair value on a nonrecurring basis and for which DNB has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurement
December 31, 2017

	Fair Value	Valuation		Range (Weighted
(Dollars in thousands)	Estimate	Techniques	Unobservable Input	Average)
Impaired loans - Residential mortgage	$4	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loans - Commercial mortgage	46	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loans - Commercial term	1,648	Appraisal of	Appraisal adj. (2)	0%	to	-50%	(-6%)
		collateral (1)	Disposal costs (2)	0%	to	-9%	(-8%)
Impaired loans - Consumer other	116	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loan total	$1,814
Other real estate owned	$817		Disposal costs (2)	-8%	to	-8%	(-8%)

Quantitative Information about Level 3 Fair Value Measurement
December 31, 2016

	Fair Value	Valuation		Range (Weighted
(Dollars in thousands)	Estimate	Techniques	Unobservable Input	Average)
Impaired loans - Residential mortgage	$964	Appraisal of	Appraisal adj. (2)	0%	to	-25%	(-22%)
		collateral (1)	Disposal costs (2)	-8%	to	-12%	(-9%)
Impaired loans - Commercial term	79	Appraisal of	Appraisal adj. (2)	-72%	to	-72%	(-72%)
		collateral (1)	Disposal costs (2)	-11%	to	-11%	(-11%)
Impaired loans - Commercial construction	358	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loans - Consumer other	137	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loan total	$1,538
Other real estate owned	$2,485		Disposal costs (2)	-8%	to	-8%	(-8%)
(1)	Fair value is generally determined through independent appraisals or sales contracts of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals are adjusted by management for qualitative factors, such as economic conditions and estimated disposal costs.

Impaired loans.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $9.1 million at December 31, 2017. Of this, $491,000 had specific valuation allowances of $157,000, leaving a fair value of $334,000 as of December 31, 2017. In addition, DNB had $1.9 million in impaired loans that were partially charged down by $442,000, leaving $1.5 million at fair value as of December 31, 2017. The total fair value of impaired loans at December 31, 2017 was $1.8 million.

Impaired loans had a carrying amount of $8.6 million at December 31, 2016. Of this, $1.9 million had specific valuation allowances of $334,000, leaving a fair value of $1.5 million at December 31, 2016. DNB did not have any impaired loans that were partially charged down during the year ended December 31, 2016.

Other Real Estate Owned & other repossessed property  Other real estate owned (“OREO”) consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets are classified as OREO and other repossessed property are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. DNB had $5.0 million of such assets at December 31, 2017, which consisted of $4.8 million in OREO and $177,000 in other repossessed property. DNB had $2.8 million of such assets at December 31, 2016, which consisted of $2.6 million in OREO and $191,000 in other repossessed property. Subsequent to the repossession of these assets, DNB wrote down the carrying values of certain assets totaling $956,000 by $139,000 to $817,000 in OREO during the year ended December 31, 2017. DNB wrote down the carrying values of certain assets totaling $3.0 million by $505,000 in OREO during the year ended December 31, 2016.

Below is management’s estimate of the fair value of all financial instruments, whether carried at cost or fair value on DNB’s consolidated balance sheet. The carrying amounts and estimated fair values of financial instruments at December 31, 2017 and December 31, 2016 are as follows:

	December 31, 2017
		Estimated
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$10,917	$10,917	$10,917	$-	$-
AFS investment securities	111,783	111,783	-	111,783	-
HTM investment securities	62,390	62,420	-	60,420	2,000
Restricted stock	7,641	7,641	-	7,641	-
Loans held for sale	651	657	-	-	657
Loans, net of allowance, including impaired	840,054	821,672	-	-	821,672
Accrued interest receivable	3,822	3,822	-	3,822	-
Financial liabilities
Deposits:
Non-interest-bearing deposits	176,815	176,815	-	176,815	-
Other interest-bearing deposits	502,086	502,086	-	502,086	-
Time	140,490	139,406	-	139,406	-
Brokered deposits	41,812	42,304	-	42,304	-
Repurchase agreements	12,023	12,023	-	12,023	-
FHLBP advances	79,013	78,531	-	78,531	-
Junior subordinated debentures and other borrowings	9,279	9,373	-	9,373	-
Subordinated debt	9,750	9,577	-	9,577	-
Accrued interest payable	554	554	-	554	-
Off-balance sheet instruments	-	-	-	-	-

	December 31, 2016
		Estimated
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$22,103	$22,103	$22,103	$-	$-
AFS investment securities	115,184	115,184	-	115,184	-
HTM investment securities	67,022	66,124	-	64,124	2,000
Restricted stock	5,381	5,381	-	5,381	-
Loans, net of allowance, including impaired	812,156	792,190	-	-	792,190
Accrued interest receivable	3,567	3,567	-	3,567	-
Financial liabilities
Deposits:
Non-interest-bearing deposits	173,467	173,467	-	173,467	-
Other interest-bearing deposits	495,178	495,178	-	495,178	-
Time	187,256	186,012	-	186,012	-
Brokered deposits	29,286	28,873	-	28,873	-
Repurchase agreements	11,889	11,889	-	11,889	-
FHLBP advances	55,332	54,734	-	54,734	-
Junior subordinated debentures and other borrowings	9,279	8,637	-	8,637	-
Subordinated debt	9,750	10,493	-	10,493	-
Accrued interest payable	534	534	-	534	-
Off-balance sheet instruments	-	-	-	-	-

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

(12)  FEDERAL INCOME TAXES

Income tax expense was comprised of the following:

	Year Ended
	December 31
(Dollars in thousands)	2017	2016
Current tax expense:
Federal	$3,121	$1,515
State	6	10
Deferred income tax (benefit) expense:
Federal	2,329	344
Income tax expense	$5,456	$1,869

The effective income tax rates of 40.71% for 2017 and 27.29% for 2016 were different than the applicable statutory Federal income tax rate of 34%. The reason for these differences follows:

	Year Ended
	December 31
(Dollars in thousands)	2017	2016
Federal income taxes at statutory rate	$4,557	$2,328
Decrease resulting from:
Tax-exempt interest and dividend preference	(469)	(643)
Rate change	1,846	-
Stock Options	(331)	-
Bank owned life insurance	(145)	(77)
Other, net (decrease) increase	(2)	261
Income tax expense	$5,456	$1,869

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented below:

	December 31
(Dollars in thousands)	2017	2016
Deferred tax assets:
Allowance for credit losses	$1,227	$1,827
Unrealized losses on securities	372	560
Unrealized losses on reclassified securities	-	2
Unrealized loss on pension obligation	388	609
Capital loss disallowance	2	4
State net operating losses	739	620
Unvested stock awards	70	103
Deferred compensation (SERP)	435	680
Nonqualified stock options	11	48
Depreciation	-	123
Pension	24	6
Non-accrued interest	501	661
Provision for unfunded loans	73	117
OREO write-downs	38	52
Core deposit intangible	11	16
Accrued expenses	57	165
Purchase accounting loan general credit mark	584	1,482
Purchase accounting loan specific credit mark	51	273
Purchase accounting loan interest rate mark	84	96
Purchase accounting CD rate mark	60	236
Purchase accounting term FHLBP advances	34	163
Organization costs	10	23
Other reserves - reserve for unfunded	-	29
Total gross deferred tax assets	4,771	7,895
Deferred tax liabilities:
Depreciation	(180)	-
Pension expense	-	-
Bank shares tax credit	(140)	(204)
Prepaid expenses	(173)	(313)
Mortgage servicing rights	(29)	(44)
Deferred gain from insurance proceeds	-	(401)
Bad debt reserve	(117)	(241)
Market discount accretion	-	(18)
Purchase accounting core deposit intangible	(83)	(165)
Prepaid expenses (acquired)	-	(23)
Other reserves - reserve for unfunded	(6)	-
Purchase accounting deferred loan fees	(323)	(615)
Total gross deferred tax liabilities	(1,051)	(2,024)
Valuation allowance	(740)	(621)
Net deferred tax asset	$2,980	$5,250

As of December 31, 2017, DNB had no material unrecognized tax benefits or accrued interest and penalties. It is DNB’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense. Federal and state tax years 2014 through 2016 were open for examination as of December 31, 2017. On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Cuts and Jobs Act’s enactment date for companies to complete the accounting under ASC 740, Income Taxes. The Company’s financial results reflect the income tax effects of the Tax Cuts and Jobs Act for which the accounting under ASC Topic 740 is complete. On December 22, 2017, commonly known as the Tax Cuts and Jobs Act, was signed into law. The Act includes many provisions that will effect DNB’s income tax expenses, including reducing the corporate federal tax rate from 34% to 21% effective January 1, 2018. As a result of the rate reduction, DNB was required to re-measure, through income tax expense in the period of enactment, its deferred tax assets and liabilities using the enacted rate at which DNB expects them to be recovered or settled. The re-measurement of the net deferred tax asset resulted in additional income tax expense of $1.8 million.

DNB had net state operating loss carryovers with the Commonwealth of Pennsylvania of $10.5 million and $8.7 million at December 31, 2017 and 2016, respectively for which a full valuation allowance has been established. These carryovers will begin to expire in 2021.

(13)  EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the treasury stock method and reflects the potential dilution that could occur from the exercise of stock options and the amortized portion of unvested stock awards. Stock options and unvested stock awards for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. Treasury shares are not deemed outstanding for earnings per share calculations. There were no anti-dilutive stock options outstanding, and no anti-dilutive stock awards at December 31, 2017. There were no anti-dilutive stock options outstanding, and 14,100 anti-dilutive stock awards at December 31, 2016. The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31
(In thousands, except per share data)	2017			2016
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Net income available to common stockholders	$7,946	4,260	$1.87	$4,979	3,186	$1.56
Effect of potential dilutive common stock equivalents -
stock options and restricted shares	-	30	(0.02)	-	33	(0.01)
Diluted EPS
Income available to common stockholders after assumed
exercises	$7,946	4,290	$1.85	$4,979	3,219	$1.55

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

The following table summarizes the changes in the fair value of plan assets, changes in the projected benefit obligation (PBO), the funded status of both the accumulated benefit obligation (ABO) and the PBO, and the weighted-average assumptions used to determine benefit obligations for the pension plan at December 31, 2017 and 2016. Amounts recognized at December 31, 2017 and 2016 are reflected in other assets, and in accrued expenses and other liabilities on the Consolidated Statements of Financial Condition. The estimation of DNB’s PBO associated with these plans considers various actuarial assumptions for mortality rates and discount rates.

The following table sets forth the Plan’s funded status, as of the measurement dates of December 31, 2017 and 2016 and amounts recognized in DNB’s consolidated financial statements at December 31, 2017 and 2016:

	December 31
(Dollars in thousands)	2017	2016
Projected benefit obligation	$(6,925)	$(6,695)
Accumulated benefit obligation	(6,925)	(6,695)
Fair value of plan assets	4,960	4,887
Amounts recognized in the statement of financial condition consist of:
Other liabilities	$(1,965)	$(1,808)
Funded status	$(1,965)	$(1,808)
Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	$1,849	$1,792
Total	$1,849	$1,792

The amounts and changes in DNB’s pension benefit obligation and fair value of plan assets for the years ended December 31, 2017 and 2016 are as follows:

	Year ended December 31
(Dollars in thousands)	2017	2016
Change in benefit obligation
Benefit obligation at beginning of year	$6,695	$6,583
Interest cost	262	254
Actuarial loss	603	143
Benefits paid	(635)	(285)
Benefit obligation at end of year	$6,925	$6,695
Change in plan assets
Fair value of assets at beginning of year	$4,887	$4,851
Actual return on plan assets	575	304
Employer contribution	211	93
Benefits paid	(635)	(285)
Estimated expenses	(78)	(76)
Fair value of assets at end of year	$4,960	$4,887

The Plan’s assets are invested using an asset allocation strategy in units of certain equity, bond, real estate and money market funds. The following table summarizes the weighted average asset allocations as of the dates indicated:

	December 31
	2017	2016
Cash and cash equivalents	3.3%	3.5%
Equity securities	53.1	53.0
Fixed income securities	43.6	43.5
Total	100.0%	100.0%

Equity securities consist mainly of equity common trust funds and mutual funds. Fixed income securities consist mainly of fixed income common trust funds. Pension plan assets are invested with a moderate growth objective, with target asset allocations of approximately 50 - 60% bonds and cash and approximately 40 - 50% in stocks. As of December 31, 2017, the plan held 46.9% of its assets in bonds and cash.

Net periodic pension costs for the years indicated include the following components:

	Year Ended December 31
(Dollars in thousands)	2017	2016
Service cost	$65	$59
Interest cost	262	254
Expected return on plan assets	(257)	(252)
Recognized net actuarial loss*	133	128
Recognized actuarial loss due to settlements	106	-
Net periodic cost	$309	$189
Assumptions used:
Discount rate:
Obligation	3.61%	4.09%
Expense	4.09	4.05
Rate of increase in compensation level	N/A	N/A
Expected long-term rate of return on assets	5.50	5.50
*Amounts are included in "Salaries and employee benefits" in the consolidated statements of income.

In selecting the expected long-term rate of return on assets used for the Plan, DNB considered the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of the Plan.  This included considering the asset allocation and the expected returns likely to be earned over the life of the plan.  This basis is consistent with the prior year.  The discount rate is the rate used to determine the present value of DNB’s future benefit obligations for its pension. The projected benefit obligation at December 31, 2017 and 2016 was determined using a variation of the RP-2014 mortality tables published by the Society of Actuaries.

DNB anticipates making contributions to the plan totaling $267,000 in 2018. DNB’s estimated future benefit payments are as follows:

(Dollars in thousands)	Period	Benefits
	2018	$469
	2019	475
	2020	1,059
	2021	917
	2022	256
	2023-2027	2,072

The estimated components of net periodic benefit cost and other amounts recognized in other comprehensive income during the 2018 fiscal year are as follows:

(Dollars in thousands)
Service cost	$80
Interest cost	242
Expected return on plan assets	(267)
Amortization of net loss	136
Estimated 2018 net periodic benefit cost	$191

The fair value of DNB’s pension plan assets by asset category are as follows:

	December 31, 2017
				Assets at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Mutual fund - equity:
US equities	$1,227	$-	$-	$1,227
International equities	1,273	-	-	1,273
Real estate	133	-	-	133
Mutual funds - fixed income:
Domestic fixed income	2,163	-	-	2,163
US corporate bonds, notes and cash:
Cash	164	-	-	164
Total assets measured at fair value on a recurring basis	$4,960	$-	$-	$4,960

	December 31, 2016
				Assets at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Mutual fund - equity:
US equities	$1,398	$-	$-	$1,398
International equities	1,080	-	-	1,080
Real estate	113	-	-	113
Mutual funds - fixed income:
Domestic fixed income	2,128	-	-	2,128
US corporate bonds, notes and cash:
Cash	168	-	-	168
Total assets measured at fair value on a recurring basis	$4,887	$-	$-	$4,887

Retirement and Death Benefit Agreement  During 1999, the Bank and Henry F. Thorne, its then current Chief Executive Officer (the “Executive”), entered into a Death Benefit Agreement providing for supplemental death and retirement benefits for him (the “Supplemental Plan”). In 2003, the Supplemental Plan was replaced by a Retirement and Death Benefit Agreement (the “Replacement Plan”).

The Replacement Plan provides that the Bank and the Executive share in the rights to the cash surrender value and death benefits of a split-dollar life insurance policy (the “Policy”). The policy is designed to provide the Executive, upon attaining age 65, with projected annual after-tax payments of approximately $35,000. In addition, the Policy is intended to provide the Executive with a projected death benefit of $750,000.

In July 2008, DNB commenced making monthly payments of $3,658 to the Executive. The remaining liability under the plan was $738,000 and $739,000 as of December 31, 2017 and 2016, respectively. The annual expense for the same respective periods was $57,000 and $56,000.

Supplemental Executive Retirement Plan for Chairman and Chief Executive Officer (William S. Latoff passed away on January 11, 2016)  DNB has an unfunded Supplemental Executive Retirement Plan (also known as a SERP) for its former Chairman and Chief Executive Officer, William S. Latoff. The purpose of the SERP was to provide Mr. Latoff a pension supplement beginning at age 70 to compensate him for the loss of retirement plan funding opportunities from his other business interests because of his commitments to DNB as Chairman and CEO. The liability based on the contract is $1.3 million at December 31, 2017. This amount will be paid out in 2019.

DNB has an unfunded Supplemental Executive Retirement Plan (also known as a SERP) for William J. Hieb, DNB's President and Chief Executive Officer, and Gerald F. Sopp, DNB's Executive Vice President, Chief Financial Officer and Corporate Secretary (each, a "SERP," and collectively, the "SERPs").  The SERPs contain identical terms. Accordingly, each of Mr. Hieb and Mr. Sopp shall be referred to as the "Executive" below. Pursuant to the SERP, in the event that the Executive remains continuously employed by DNB until his 67th birthday, DNB shall pay to him a monthly retirement benefit for 180 months commencing on the first day of the first month following his 67th birthday. The monthly retirement benefit will be 2.5% of the average of the sum of the Executive's base salary and cash bonuses paid to him during the three calendar years ending immediately prior to his 67th birthday, except that the base salary for any year shall never be less than the base salary in effect on October 25, 2017. DNB’s liability to Mr. Hieb’s and Mr. Sopp’s SERP was $39,000 and $32,000, respectively in 2017.

401(k) Retirement Savings Plan The Bank has adopted a retirement savings 401(k) plan. Participants are permitted to authorize pre-tax savings contributions to a separate trust established under the 401(k) plan, subject to limitations on deductibility of contributions imposed by the Internal Revenue Code. The plan allows after-tax contributions to be made as well. The contributions are subject to the same limitations. Management evaluates discretionary matching contributions each quarter based upon DNB’s financial performance. DNB made no matching contributions to the 401(k) plan in 2017 and 2016.

Profit Sharing Plan  The Bank maintains a Profit Sharing Plan for eligible employees. The plan provides that the Bank make contributions equal to 3% of the eligible participant’s W-2 wages. DNB’s related expense associated with the Profit Sharing Plan was $376,000 and $304,000 in 2017 and 2016, respectively.

Stock Option Plan  DNB has a Stock Option Plan for employees and directors. Under the plan, options (both qualified and non-qualified) to purchase a maximum of 793,368 (as adjusted for subsequent stock dividends) shares of DNB’s common stock could be issued to employees and directors.

Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years. Vesting of options under the plan is determined by the Plan Committee. There were 354,090 shares available for grant at December 31, 2017 and 2016. All options currently outstanding are immediately exercisable. DNB fully recorded all stock option expense by the end of 2014. DNB had no stock option expense in 2017 or 2016.

The award agreement provides that, upon issuance of the plan shares, the grantee may elect to pay federal withholding taxes on the award in cash or by electing to apply some of the awarded shares at their fair market value, or both. Under the Stock Option Plan, 33,250 shares were exercised in 2017. The shares awarded from the non-qualified cashless exercises resulted in an increase in shares outstanding of 14,748. There was a cash equivalent of 18,502 shares used to pay all applicable taxes on the transactions. Under the Stock Option Plan, 14,800 shares were exercised in 2016. The shares awarded from the non-qualified cashless exercises resulted in an increase in shares outstanding of 5,824. There was a cash equivalent of 8,976 shares used to pay all applicable taxes on the transactions. Stock option activity is indicated below:

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2016	64,500	$8.67
Issued	-	-
Exercised	(14,800)	6.93
Forfeited	-	-
Expired	-	-
Outstanding December 31, 2016	49,700	$9.18
Issued	-	-
Exercised	(33,250)	8.63
Forfeited	-	-
Expired	-	-
Outstanding December 31, 2017	16,450	$10.31

The weighted‑average price and weighted average remaining contractual life for the outstanding options are listed below for the dates indicated.

December 31, 2017
Range of			Weighted Average
Exercise	Number	Number	Exercise	Remaining	Intrinsic
Prices	Outstanding	Exercisable	Price	Contractual Life	Value
$6.93-10.99	16,450	16,450	$10.31	0.95 years	$385,000

December 31, 2016
Range of			Weighted Average
Exercise	Number	Number	Exercise	Remaining	Intrinsic
Prices	Outstanding	Exercisable	Price	Contractual Life	Value
$6.93-10.99	49,700	49,700	$9.18	1.40 years	$955,000

Other Stock‑Based Compensation  DNB maintains an Incentive Equity and Deferred Compensation Plan. The plan provides that up to 493,101 shares of common stock may be granted, at the discretion of the Board, to individuals of DNB. Shares already granted are issuable on the earlier of three years or four years after the date of the grant or a change in control of DNB if the recipients are then employed by DNB (“Vest Date”). For awards granted prior to December 2016, upon issuance of the shares, resale of the shares is restricted for an additional one year, during which the shares may not be sold, pledged or otherwise disposed of. Prior to the Vest Date and in the event the recipient terminates association with DNB for reasons other than death, disability or change in control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant.

Share awards granted by the plan were recorded at the date of award based on the fair market value of shares. Awards are being amortized to expense over a three or four-year cliff-vesting period. Restricted stock awards are non-participating shares.

For the twelve‑month periods ended December 31, 2017 and 2016, $559,000 and $940,000 was amortized to expense.

DNB issued 3,000 restricted stock awards during the first quarter of 2016 that required the award recipient to hold the shares for one additional year after vesting. These awards cliff vest in three years. For these shares, DNB adopted the Chaffe Model to measure the fair value by applying a 9.1% discount due to the lack of marketability when these transactions took place. The input assumptions used and resulting fair values were an expected life of 5 years, volatility of 19.37%, annual rate of quarterly dividends of 1.01%, and bond equivalent yield of 1.742%. DNB did not use the Chaffe Model on restricted stock awards issued during the year ended December 31, 2017.

At December 31, 2017, approximately $402,000 in additional compensation will be recognized over the weighted average remaining service period of approximately 1.50 years. At December 31, 2017, 314,659 shares were reserved for future grants under the plan. There were 24,915 restricted shares that vested in 2017. The shares awarded from the cashless exercises resulted in an increase in shares outstanding of 13,839. There was a cash equivalent of 11,076 shares used to pay all applicable taxes on the transactions. Stock grant activity is indicated below.

		Weighted Average
	Shares	Stock Price
Non-vested stock awards - January 1, 2016	77,255	$22.71
Granted	26,240	27.82
Forfeited	-	-
Vested	(47,720)	22.11
Non-vested stock awards - December 31, 2016	55,775	$25.63
Granted	500	34.00
Forfeited	(230)	22.92
Vested	(24,915)	24.69
Non-vested stock awards - December 31, 2017	31,130	$26.53

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

DNB had outstanding stand-by letters of credit totaling $4.6 million and unfunded loan and lines of credit commitments totaling $176.6 million at December 31, 2017, of which, $164.9 million were variable rate and $11.6 million were fixed rate. The amount of reserve for unfunded loan commitments at December 31, 2017 was $348,000. DNB had outstanding stand-by letters of credit totaling $2.8 million and unfunded loan and lines of credit commitments totaling $185.8 million at December 31, 2016, of which, $171.2 million were variable rate and $14.6 million were fixed rate. The amount of reserve for unfunded loan commitments at December 31, 2016 was $345,000.

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

DNB maintains borrowing arrangements with correspondent banks and the FHLBP, as well as access to the discount window at the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $516.9 million.

Assets held by DNB First Wealth Management in a fiduciary, custody or agency capacity at December 31, 2017 totaled $252.8 million. These assets are not assets of DNB, and are not included in the consolidated financial statements.

DNB is a party to a number of lawsuits arising in the ordinary course of business. While any litigation causes an element of uncertainty, management is of the opinion that the liability, if any, resulting from the actions, will not have a material effect on the accompanying financial statements.

(16)  PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of DNB Financial Corporation follows:

Condensed Statements of Financial Condition	December 31
(Dollars in thousands)	2017	2016
Assets
Cash	$114	$1,354
Investment in subsidiary	120,530	112,150
Other assets	457	484
Total assets	$121,101	$113,988
Liabilities and Stockholders’ Equity
Liabilities
Junior subordinated debentures	$9,279	$9,279
Subordinated debt	9,750	9,750
Other liabilities	130	119
Total liabilities	19,159	19,148
Stockholders’ equity	101,942	94,840
Total liabilities and stockholders’ equity	$121,101	$113,988

	Year Ended
Condensed Statements of Income	December 31
(Dollars in thousands)	2017	2016
Income:
Equity in undistributed income of subsidiary	$8,496	$(3,213)
Dividends from subsidiary	250	8,950
Total income	8,746	5,737
Expense:
Interest expense	800	758
Total expense	800	758
Net income	$7,946	$4,979

right

	Year Ended
Condensed Statements of Comprehensive Income	December 31
(Dollars in thousands)	2017	2016
Net income	$7,946	$4,979
Other Comprehensive Income (Loss):
Unrealized holding losses on AFS investment securities arising during the period
Before tax amount	(117)	(56)
Tax effect	40	19
	(77)	(37)
Accretion of discount on AFS to HTM reclassification
Before tax amount(1)	8	9
Tax effect(2)	(3)	(3)
	5	6
Less reclassification for gains on sales of AFS investment securities included in net income
Before tax amount(3)	(9)	(410)
Tax effect(2)	3	139
	(6)	(271)
Other comprehensive income (loss) - securities	(78)	(302)
Unrealized actuarial gains (losses) - pension
Before tax amount	(57)	20
Tax effect	19	(7)
	(38)	13
Total other comprehensive income	(116)	(289)
Total comprehensive income	$7,830	$4,690
(1) Amounts are included in "Interest and dividends on investment securities" in the consolidated statements of income.
(2) Amounts are included in "Income tax expense" in the consolidated statements of income.
(3) Amounts are included in "Gains on sale of investment securities, net" in the consolidated statements of income.

Condensed Statements of Cash Flows	Year Ended December 31
(Dollars in thousands)	2017	2016
Cash Flows From Operating Activities:
Net income	$7,946	$4,979
Adjustments to reconcile net income to net cash used in
operating activities:
Equity in income of subsidiary and dividends	(8,746)	(5,737)
Stock based compensation	559	940
Dividends to holding company	250	8,950
Net change in other liabilities	11	16
Net change in other assets	27	(1,397)
Net Cash Provided by Operating Activities	47	7,751
Cash Flows From Investing Activities:
Net cash disbursed in connection with acquisition	-	(5,488)
Net Cash Used in Investing Activities	-	(5,488)
Cash Flows From Financing Activities:
Sale of treasury stock	542	424
Tax benefit for restricted stock vesting	-	188
Taxes on exercise of stock options	(635)	(701)
Dividends paid	(1,194)	(895)
Net Cash Used in Financing Activities	(1,287)	(984)
Net Change in Cash and Cash Equivalents	(1,240)	1,279
Cash and cash equivalents at Beginning of Period	1,354	75
Cash and cash equivalents at End of Period	$114	$1,354

(17)  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	2017				2016
(Dollars in thousands, except share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
RESULTS OF OPERATIONS
Interest income	$10,494	$10,661	$10,989	$11,241	$6,105	$6,180	$6,277	$10,617
Interest expense	1,262	1,382	1,483	1,593	650	708	760	1,206
Net interest income	9,232	9,279	9,506	9,648	5,455	5,472	5,517	9,411
Provision for credit losses	325	585	375	375	330	200	100	100
Non-interest income	1,306	1,422	1,271	1,419	2,329	1,387	1,369	1,279
Non-interest expense	6,745	7,084	6,990	7,202	5,418	5,172	6,704	7,347
Income before income taxes	3,468	3,032	3,412	3,490	2,036	1,487	82	3,243
Income tax expense	1,027	746	1,001	2,682	480	378	81	930
Net income	$2,441	$2,286	$2,411	$808	$1,556	$1,109	$1	$2,313

PER SHARE DATA
Basic earnings*	$0.57	$0.54	$0.57	$0.19	$0.55	$0.39	$0.00	$0.62
Diluted earnings*	0.57	0.53	0.56	0.19	0.54	0.39	0.00	0.62
Cash dividends	0.07	0.07	0.07	0.07	0.07	0.07	0.07	0.07

*Earnings per share is computed independently for each period shown. As a result, the sum of the quarters may not equal the total earnings per share for the year.

(18)  REGULATORY MATTERS

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

In July of 2013, the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully phased in on a global basis on January 1, 2019. The new regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks such as DNB First, National Association, a common equity Tier 1 capital ratio 4.5% became effective on January 1, 2015. The new capital rules also increased the current minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. In addition, in order to make capital distributions and pay discretionary bonuses to executive officers without restriction, an institution must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer to be phased in by 0.625% per year from January 1, 2016 until January 1, 2019. The new rules also increase the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development and construction loans and more than 90-day past due exposures. The new capital rules maintain the general structure of the prompt corrective action rules, but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 RWA requirement into the prompt corrective action framework.

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

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes*		Action Provisions*
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation
December 31, 2017:
Total risk-based capital	$113,400	13.73%	$66,083	8.00%	N/A	N/A
Common equity tier 1 capital	88,459	10.71	37,172	4.50	N/A	N/A
Tier 1 risk-based capital	97,459	11.80	49,562	6.00	N/A	N/A
Tier 1 (leverage) capital	97,459	9.19	42,426	4.00	N/A	N/A
December 31, 2016:
Total risk-based capital	$105,669	12.50%	$67,640	8.00%	N/A	N/A
Common equity tier 1 capital	81,201	9.60	38,048	4.50	N/A	N/A
Tier 1 risk-based capital	90,201	10.67	50,730	6.00	N/A	N/A
Tier 1 (leverage) capital	90,201	8.42	42,864	4.00	N/A	N/A
DNB First, N.A.
December 31, 2017:
Total risk-based capital	$112,050	13.59%	$65,953	8.00%	$82,441	10.00%
Common equity tier 1 capital	105,859	12.84	37,098	4.50	53,587	6.50
Tier 1 risk-based capital	105,859	12.84	49,465	6.00	65,953	8.00
Tier 1 (leverage) capital	105,859	9.99	42,378	4.00	52,972	5.00
December 31, 2016:
Total risk-based capital	$103,094	12.22%	$67,511	8.00%	$84,388	10.00%
Common equity tier 1 capital	97,376	11.54	37,975	4.50	54,852	6.50
Tier 1 risk-based capital	97,376	11.54	50,633	6.00	67,511	8.00
Tier 1 (leverage) capital	97,376	9.09	42,830	4.00	53,537	5.00

*Does not include capital conservation buffer of 0.625% for 2016 and 1.250% for 2017.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

DNB Financial Corporation

Downingtown, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition for DNB Financial Corporation and its subsidiaries (the “Corporation”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 15, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2013.

Philadelphia, Pennsylvania

March 15, 2018

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

•	Evaluation of Disclosure Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, William J. Hieb, and Chief Financial Officer, Gerald F. Sopp, of the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of December 31, 2017 are effective.

•	Changes in Internal Control over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

•	Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of Sarbanes-Oxley, the following is a report of management’s assessment of the design and effectiveness of our internal controls for the fiscal year ended December 31, 2017, and a report from our independent registered public accounting firm attesting to the effectiveness of our internal controls:

Management’s Report on Internal Control Over Financial Reporting

The Corporation is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this Annual Report on Form 10-K. The consolidated financial statements and notes included in this Annual Report on Form 10-K have been prepared in conformity with United States generally accepted accounting principles and necessarily include some amounts that are based on Management’s best estimates and judgments.

The Corporation’s Management is responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with United States generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Corporation; provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles; provide a reasonable assurance that receipts and expenditures of the Corporation are only being made in accordance with authorizations of Management and directors of the Corporation; and provide a reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Corporation’s assets that could have a material effect on the financial statements. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by Management and tested for reliability through a program of internal audits. Actions are taken to correct potential deficiencies as they are noted.

Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, assessed the Corporation’s system of internal control over financial reporting as of December 31, 2017, in relation to the criteria for effective control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, Management concludes that, as of December 31, 2017, the Corporation’s system of internal control over financial reporting is effective.

BDO USA, LLP, which is the independent registered public accounting firm that audited the financial statements for the year ended December 31, 2017 in this Annual Report on Form 10-K, has issued an attestation report on the Corporation’s internal control over financial reporting, which can be found under the heading “Report of Independent Registered Public Accounting Firm”, and is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

DNB Financial Corporation

Downingtown, Pennsylvania

Opinion on Internal Control over Financial Reporting

We have audited DNB Financial Corporation and its subsidiaries (the “Corporation’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of financial condition of the Corporation as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes and our report dated March 15, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

Philadelphia, Pennsylvania

March 15, 2018

Item 9B.  Other Information

None

Part III

Item 10.  Directors and Executive Officers of the Registrant

The information required for Item 10 is incorporated by reference to the sections titles “Information About our Directors,” “Corporate Governance,” “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2018 Proxy Statement.

Item 11.  Executive Compensation

The information required for Item 11 is incorporated by reference to the sections titled “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation,” and  “Benefits & Compensation Committee Report” in the 2018 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)Information Regarding Equity Compensation Plans

The following table summarizes certain information relating to equity compensation plans maintained by DNB as of December 31, 2017:

			Number of securities
			remaining available
	Number of securities		for future issuance
	to be issued	Weighted-	under equity
	upon exercise of	average price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in first column)
Equity compensation plans approved by security holders:
1995 Stock Option Plan	16,450	$10.31	354,090
2004 Incentive Equity and Deferred Compensation Plan	31,130	26.53	314,659
Equity compensation plans not approved by security holders	-	-	-
Total	47,580	$20.92	668,749

(b)The balance of the information required is incorporated by reference to the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2018 Proxy Statement.

Item 13.  Certain Relationships and Related Party Transactions and Director Independence

The information required for Item 13 is incorporated by reference to the sections titled “Transactions with Related Persons” and “Corporate Governance – Director Independence” in the 2018 Proxy Statement.

Item 14.  Principal Accountant Fees and Services

The information required for Item 14 is incorporated by reference to the section titled “Independent Registered Public Accounting Firm Fees” in the 2018 Proxy Statement.

Part IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements.

The consolidated financial statements listed below, the report thereon, and the notes thereto, are set forth beginning at page 48 of this report under Item 8, “Financial Statements and Supplementary Data.”

Page
Reports of Independent Registered Public Accounting Firm	97
Consolidated Statements of Financial Condition	48
Consolidated Statements of Income	49
Consolidated Statements of Comprehensive Income	50
Consolidated Statements of Change in Stockholders’ Equity	51
Consolidated Statements of Cash Flows	52
Notes to Consolidated Financial Statements	54

 (a)(2)  Not applicable

(a)(3)  Exhibits, pursuant to Item 601 of Regulation S-K.

The exhibits listed on the Index to Exhibits are incorporated by reference and filed or furnished herewith in response to this Item.

Item 16.  Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNB FINANCIAL CORPORATION
March 15, 2018
	BY:	/s/ William J. Hieb William J. Hieb, Chief Executive Officer, President and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James H. Thornton James H. Thornton, Chairman of the Board	March 15, 2018
/s/ William J. Hieb William J. Hieb, Chief Executive Officer, President and Director (Principal Executive Officer)	March 15, 2018

/s/ Gerald F. Sopp Gerald F. Sopp, Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 15, 2018

/s/ John F. McGill, Jr. John F. McGill, Jr., Vice Chairman of the Board	March 15, 2018
/s/ Peter R. Barsz Peter R. Barsz, Director	March 15, 2018

/s/ James R. Biery James R. Biery, Director	March 15, 2018

/s/ Thomas A. Fillippo Thomas A. Fillippo, Director	March 15, 2018

/s/ Gerard F. Griesser Gerard F. Griesser, Director	March 15, 2018

/s/ Mildred C. Joyner Mildred C. Joyner, Director	March 15, 2018

/s/ Mary D. Latoff Mary D. Latoff, Director	March 15, 2018

/s/ Charles A. Murray Charles A. Murray, Director	March 15, 2018

/s/ G. Daniel O’Donnell G. Daniel O’Donnell, Director	March 15, 2018

Index to Exhibits

Exhibit No. Under Item 601 of Regulation S-K
2	(i)

Agreement and Plan of Merger by and between DNB Financial Corporation and East River Bank, dated as of April 4, 2016, filed as Exhibit 2.1 to Form 8-K on April 5, 2016 and incorporated herein by reference.

3	(i)	Amended and Restated Articles of Incorporation, as amended effective June 30, 2017, filed as Exhibit 3.1 to Form 8-K on July 3, 2017 and incorporated herein by reference.
	(ii)	Bylaws of the Registrant as amended January 27, 2016, filed as Exhibit 3.1 to Form 8-K on January 29, 2016 and incorporated herein by reference.
4	(a)

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

(c)**

DNB Financial Corporation Incentive Equity and Deferred Compensation Plan (As Amended and Restated Effective April 26, 2017), filed March 27,  2017 as Appendix A to Registrant’s Proxy Statement for its Annual Meeting of Shareholders held April 26, 2017 and incorporated herein by reference.

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

(g)*

Amended and Restated Change of Control Agreement among DNB Financial Corporation, DNB First, N.A. and William J. Hieb, filed April 27, 2007 as Exhibit 10(l) to Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

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

(y)*	Employment Agreement between DNB First, N.A. and Christopher P. McGill, dated April 4, 2016, filed June 24, 2016 as Exhibit 10.2 to Form S-4 and incorporated herein by reference.
(z)*	Employment Agreement between DNB First, N.A. and Jerry Cotlov, dated April 4, 2016, filed June 24, 2016 as Exhibit 10.3 to Form S-4 and incorporated herein by reference.
(aa)*	Amendment to Change of Control Agreement for William J. Hieb, filed as Exhibit 10.1 to Form 8-K on November 17, 2017 and incorporated herein by reference.
(bb)**	Amendment to Restricted Stock Award Agreements for William J. Hieb, filed as Exhibit 10.2 to Form 8-K on November 17, 2017 and incorporated herein by reference.
(cc)*	Amendment to Change of Control Agreement for Gerald F. Sopp, filed as Exhibit 10.3 to Form 8-K on November 17, 2017 and incorporated herein by reference.
(dd)**	Amendment to Restricted Stock Award Agreements for Gerald F. Sopp, filed as Exhibit 10.4 to Form 8-K on November 17, 2017 and incorporated herein by reference.
(ee)*	DNB Financial Corporation Supplemental Executive Retirement Plan for William J. Hieb, filed as Exhibit 99.1 to Form 8-K on October 30, 2017 and incorporated herein by reference.
(ff)*	DNB Financial Corporation Supplemental Executive Retirement Plan for Gerald F. Sopp, filed as Exhibit 99.2 to Form 8-K on October 30, 2017 and incorporated herein by reference.

14	Code of Ethics as amended and restated effective October 25, 2017, filed herewith.
21	List of Subsidiaries, filed herewith.
23	Consent of BDO USA, LLP, filed herewith.

31.1	Rule 13a-14(a)/15d-14 (a) Certification of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a)/15d-14 (a) Certification of Chief Financial Officer, filed herewith.
32.1	Section 1350 Certification of Chief Executive Officer, filed herewith.
32.2	Section 1350 Certification of Chief Financial Officer, filed herewith.

101.INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*Management contract or compensatory plan arrangement.

**Stockholder approved compensatory plan pursuant to which DNB’s Common Stock may be issued to employees of DNB