Form 10-Q
period 2018-03-31
DNB FINANCIAL CORP /PA/
filed 2018-05-08
CIK 713671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: March 31, 2018

or

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 Par Value) (Class)	4,296,514 (Shares Outstanding as of May 8, 2018)

DNB FINANCIAL CORPORATION AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

DNB Financial Corporation and Subsidiary

Consolidated Statements of Financial Condition (Unaudited)

	March 31,	December 31,
(Dollars in thousands, except share and per share data)	2018	2017
Assets
Cash and due from banks	$14,078	$10,917
Cash and cash equivalents	14,078	10,917
Available-for-sale investment securities at fair value (amortized cost of $111,675 and $113,555)	108,889	111,783
Held-to-maturity investment securities (fair value of $61,004 and $62,420)	62,219	62,390
Total investment securities	171,108	174,173
Loans held for sale	646	651
Loans	864,345	845,897
Allowance for credit losses	(6,145)	(5,843)
Net loans	858,200	840,054
Restricted stock	7,363	7,641
Office property and equipment, net	8,366	8,649
Accrued interest receivable	3,982	3,822
Other real estate owned & other repossessed property	4,993	5,012
Bank owned life insurance (BOLI)	9,366	9,314
Core deposit intangible	411	435
Goodwill	15,525	15,525
Net deferred taxes	2,979	2,980
Other assets	3,013	2,742
Total assets	$1,100,030	$1,081,915
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$172,044	$176,815
Interest-bearing deposits:
NOW	207,538	199,310
Money market	253,757	221,726
Savings	81,635	81,050
Time	115,214	140,490
Brokered deposits	61,598	41,812
Total deposits	891,786	861,203
Federal Home Loan Bank of Pittsburgh (FHLBP) advances	67,993	79,013
Repurchase agreements	10,717	12,023
Junior subordinated debentures	9,279	9,279
Subordinated debt	9,750	9,750
Other borrowings	351	2,738
Total borrowings	98,090	112,803
Accrued interest payable	494	554
Other liabilities	5,990	5,413
Total liabilities	996,360	979,973
Stockholders’ Equity
Common stock, $1.00 par value;
20,000,000 shares authorized; 4,364,801 and 4,362,939 issued, respectively; 4,292,689 and 4,286,117 outstanding, respectively	4,383	4,379
Treasury stock, at cost; 72,112 and 76,822 shares, respectively	(1,345)	(1,429)
Surplus	69,238	69,110
Retained earnings	35,056	32,272
Accumulated other comprehensive loss	(3,662)	(2,390)
Total stockholders’ equity	103,670	101,942
Total liabilities and stockholders’ equity	$1,100,030	$1,081,915

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except share and per share data)	2018	2017
Interest Income:
Interest and fees on loans	$9,882	$9,521
Interest and dividends on investment securities:
Taxable	793	697
Exempt from federal taxes	217	242
Interest on cash and cash equivalents	21	34
Total interest and dividend income	10,913	10,494
Interest Expense:
Interest on NOW, money market and savings	830	484
Interest on time deposits	325	301
Interest on brokered deposits	199	92
Interest on FHLB advances	301	169
Interest on repurchase agreements	6	6
Interest on junior subordinated debentures	105	92
Interest on subordinated debt	104	104
Interest on other borrowings	16	14
Total interest expense	1,886	1,262
Net interest income	9,027	9,232
Provision for credit losses	375	325
Net interest income after provision for credit losses	8,652	8,907
Non-interest Income:
Service charges	313	363
Wealth management	435	374
Mortgage banking	61	36
Increase in cash surrender value of BOLI	52	55
Gains from insurance proceeds	-	80
Other fees	412	398
Total non-interest income	1,273	1,306
Non-interest Expense:
Salaries and employee benefits	3,772	3,641
Furniture and equipment	489	496
Occupancy	697	719
Professional and consulting	403	393
Advertising and marketing	182	166
Printing and supplies	53	50
FDIC insurance	118	195
PA shares tax	242	225
Telecommunications	81	90
Postage	41	35
Gain on sale or write down of OREO, net	-	(1)
Due diligence and merger expense	-	51
Other expenses	652	685
Total non-interest expense	6,730	6,745
Income before income tax expense	3,195	3,468
Income tax expense	582	1,027
Net income	$2,613	$2,441
Earnings per common share:
Basic	$0.61	$0.57
Diluted	$0.61	$0.57
Cash dividends per common share	$0.07	$0.07
Weighted average common shares outstanding:
Basic	4,290,971	4,246,593
Diluted	4,308,847	4,274,209

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Net income	$2,613	$2,441
Other Comprehensive (Loss) Income:
Unrealized holding gains arising during the period
Before tax amount	(1,014)	151
Tax effect	213	(51)
	(801)	100
Accretion of discount on AFS to HTM reclassification
Before tax amount(1)	-	1
Tax effect(2)	-	(1)
	-	-
Total other comprehensive (loss) income	(801)	100
Total comprehensive income	$1,812	$2,541
(1) Amounts are included in "Interest and dividends on investment securities" in the consolidated statements of income.
(2) Amounts are included in "Income tax expense" in the consolidated statements of income.

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

					Accumulated
					Other
	Common	Treasury		Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at January 1, 2018	$4,379	$(1,429)	$69,110	$32,272	$(2,390)	$101,942
Net income for three months ended March 31, 2018	-	-	-	2,613	-	2,613
Other comprehensive loss	-	-	-	-	(801)	(801)
Restricted stock compensation expense (896 shares vested)	4	-	92	-	-	96
Exercise of stock options (966 shares)	1	-	(1)	-	-	-
Taxes on exercise of stock options	(1)	-	(36)	-	-	(37)
Cash dividends - common ($0.07 per share)	-	-	-	(300)	-	(300)
Sale of treasury shares to 401(k) (3,230 shares)	-	58	50	-	-	108
Sale of treasury shares to deferred comp. plan (1,480 shares)	-	26	23	-	-	49
Adoption impact - ASU 2018-02	-	-	-	471	(471)	-
Balance at March 31, 2018	$4,383	$(1,345)	$69,238	$35,056	$(3,662)	$103,670

					Accumulated
					Other
	Common	Treasury		Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at January 1, 2017	$4,351	$(1,730)	$68,973	$25,520	$(2,274)	$94,840
Net income for three months ended March 31, 2017	-	-	-	2,441	-	2,441
Other comprehensive income	-	-	-	-	100	100
Restricted stock compensation expense	4	-	103	-	-	107
Exercise of stock options (6,623 shares)	7	-	(7)	-	-	-
Taxes on exercise of stock options	-	-	(135)	-	-	(135)
Tax benefit for stock option exercises	-	-	110	-	-	110
Cash dividends - common ($0.07 per share)	-	-	-	(297)	-	(297)
Sale of treasury shares to 401(k) (2,960 shares)	-	54	31	-	-	85
Sale of treasury shares to deferred comp. plan (1,303 shares)	-	23	14	-	-	37
Balance at March 31, 2017	$4,362	$(1,653)	$69,089	$27,664	$(2,174)	$97,288

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Cash Flows From Operating Activities:
Net income	$2,613	$2,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	384	427
Provision for credit losses	375	325
Stock based compensation	96	107
Net loss on sale or write down of OREO and other repossessed property	-	(1)
Gain on insurance proceeds	-	(80)
Earnings from investment in BOLI	(52)	(55)
Deferred tax expense	214	301
Proceeds from sales of mortgage loans	3,408	1,175
Mortgage loans originated for sale	(3,342)	(1,339)
Gain on sale of mortgage loans	(61)	(36)
Increase in accrued interest receivable	(160)	(23)
Increase in other assets	(271)	(465)
Decrease in accrued interest payable	(60)	(43)
Increase in other liabilities	577	1,055
Net Cash Provided by Operating Activities	3,721	3,789
Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Maturities, repayments and calls	1,803	4,921
Activity in held-to-maturity securities:
Maturities, repayments and calls	199	312
Purchases	-	(1,407)
Net decrease (increase) in restricted stock	278	(19)
Net increase in loans	(18,535)	(1,268)
Death benefit proceeds	-	308
Purchases of property and equipment	(28)	(252)
Expenses capitalized in OREO	-	(14)
Proceeds from sale of OREO and other repossessed property	33	1
Net Cash (Used in) Provided by Investing Activities	(16,250)	2,582
Cash Flows From Financing Activities:
Net increase in deposits	30,583	20,581
Repayment of FHLBP advances	(71,020)	(12,208)
Funding of FHLBP advances	60,000	7,848
Net decrease in repurchase agreements	(1,306)	(415)
Repayment of other borrowings	(2,387)	(12)
Dividends paid	(300)	(297)
Payment of employee taxes on stock option exercise and share award vest	(37)	(135)
Tax benefit for restricted stock vesting	-	110
Sale of treasury stock	157	122
Net Cash Provided by Financing Activities	15,690	15,594
Net Change in Cash and Cash Equivalents	3,161	21,965
Cash and Cash Equivalents at Beginning of Period	10,917	22,103
Cash and Cash Equivalents at End of Period	$14,078	$44,068
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,946	$1,305
Income taxes	-	225
Supplemental Disclosure of Non-cash Flow Information:
Transfers from loans to real estate owned and other repossessed property	14	2,219

See accompanying notes to unaudited consolidated financial statements.

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, DNB First, National Association (the "Bank") have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior amounts not affecting net income are reclassified when necessary to conform to current period classifications. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results which may be expected for the entire year.  The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2017.

Subsequent Events-- Management has evaluated events and transactions occurring subsequent to March 31, 2018 for items that should potentially be recognized or disclosed in these Consolidated Financial Statements. The evaluation was conducted through the date these financial statements were issued.

Recent Accounting Pronouncements-

Accounting Developments Affecting DNB

In May 2014, the FASB issued ASU No. 2014-09, ‘‘Revenue from Contracts with Customers (Topic 606).’’ The updated standard is a new comprehensive revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year. During 2016 and 2017, the FASB issued ASU Nos. 2016-10, 2016-12, 2016-20, and 2017-13 that provided additional guidance related to the identification of performance obligations within a contract, assessing collectability, contract costs, and other technical corrections and improvements.

DNB adopted the new standards discussed above effective January 1, 2018 using the modified retrospective approach. A significant majority of DNB’s revenues are explicitly excluded from the scope of the new guidance including interest, dividend income, BOLI, gain/loss on sale of loans and investments on the Consolidated Statements of Income. The adoption of ASU 2014-09 did not require a cumulative adjustment to the opening balance of retained earnings as of January 1, 2018 and is not expected to have a material impact on DNB’s Consolidated Statements of Financial Condition, Comprehensive Income, Stockholders’ Equity or Cash Flows for the year ended December 31, 2018. Non-interest income components in the scope of Topic 606 continue to be recognized when DNB’s performance obligations are complete or at the time of sale after a customer’s transaction posts in the account. Disclosures required for DNB’s revenue streams in the scope of ASU 2014-09 are included in Non-Interest Income in the following table.

Non-interest Income Non-interest income includes revenue from contracts with customers in the scope of ASU 2014-09 as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Non-interest Income:
Service charges:
Non-sufficient funds (NSF) charges	$159	$188
Business analysis charges	41	42
Cycle charges	23	25
Lockbox fees	44	47
Stop payment fees	4	5
Wire transfer fees	21	21
Other service charges	21	35
Total service charges	313	363
Wealth management:
DNB Investments & Insurance	89	102
DNB First Investment Management & Trust	346	272
Total wealth management	435	374
Other fee income:
Cardholder interchange fees	245	231
Safe deposit box	24	25
Check printing	23	21
Merchant card processing	48	41
ATM surcharges for non-DNB customers	17	18
Other fee income	14	22
Total other fee income	371	358
Total Revenue from contracts with customers	1,119	1,095
Total Revenue not within the scope of ASC 606	154	211
Total non-interest income	$1,273	$1,306

Service charges on deposit accounts are recorded monthly when DNB’s performance obligations are complete. Deposit balances are disclosed in the Consolidated Statement of Condition. For transaction-based service charges such as non-sufficient funds (NSF) charges, wire transfer fees, stop payment fees, ATM fees, and other transaction-based fees, revenue is recognized at the time of sale after the transaction posts in the customer’s account.

Wealth management revenue includes non-deposit products and services offered under the names “DNB Investment & Insurance” and “DNB First Investment Management & Trust”.

Through a third-party marketing agreement with Cetera Investment Services, LLC (“Cetera”), DNB Investment & Insurance offers a complete line of investment and insurance products. DNB’s performance obligation as an agent is to arrange for the sale of products by Cetera. Monthly, DNB recognizes cmmission fees in the amounts to which it is entitled in accordance with the terms of the marketing agreement for products sold. Shortly after a product is sold, policy is issued, the carrier remits the commission payment to the Company, and the Company recognizes the revenue.

DNB First Investment Management & Trust offers a full line of investment and fiduciary services. DNB’s performance obligation is to manage investments, estates and trusts. Investment management and trust income is primarily comprised of fees earned from the management and administration of trusts, estate and other customer assets. The Company’s performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to customers’ accounts. While managing estates and trusts, DNB contracts with a third-party tax preparation service. For tax preparation services, DNB’s obligation as an agent is to arrange for the performance of services by the third party. As tax services are rendered, DNB records revenue monthly, net of the cost of the services.

Cardholder interchange fees consist of revenue DNB is entitled per agreements with third party debit and credit card providers. DNB’s performance obligation as an agent is to arrange for cardholder services with its customers in accordance with fees and terms offered by the third-party service providers. Based on cardholder transactions reported by third party service providers, DNB recognizes fees for the amount it is contractually entitled.

DNB also contracts with third party providers for check printing, merchant card services, and ATM services. DNB’s performance obligation as an agent is to arrange for the services with its customers in accordance with fees and terms offered by the third-party service providers. Monthly, DNB recognizes fees for the amount it is contractually entitled.

DNB adopted ASU 2015-16, Business Combinations (Topic 805), in 2016: Simplifying the Accounting for Measurement Period Adjustments on a prospective basis. This amendment eliminates the requirement to account for adjustments to provisional amounts recognized in a business combination retrospectively. Instead, the acquirer will recognize the adjustments to provisional amounts during the period in which the adjustments are determined, including the effect on earnings of any amounts the acquirer would have recorded in previous periods if the accounting had been completed at the acquisition date. DNB evaluated the impact of this guidance and it does not have a material impact to the consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. In particular, the guidance revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The guidance also amends certain disclosure requirements associated with fair value of financial instruments. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. As of March 31, 2018, DNB did not hold any equity investments (excluding restricted investments in bank stocks).  DNB does not expect to make significant purchases of equity investments; therefore, the adoption of this ASU is not expected to be material to DNB's consolidated financial statements. Adoption of the standard on January 1, 2018 also resulted in the use of an exit price rather than an entrance price to determine the fair value of loans not measured at fair value on a non-recurring basis in the consolidated balance sheets.

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

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, this ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods therein. Accordingly, effective January of 2017, DNB adopted the pronouncement. During the three month period ended March 31, 2018, DNB had $13,000 of tax benefits for stock option exercises and restricted stock vesting. In accordance with ASU 2016-09, forfeitures are recognized as they occur instead of applying an estimated forfeiture rate to each grant. For purposes of the determination of stock-based compensation expense for the three month period ended March 31, 2018, we recognized actual forfeitures of 250 shares of restricted stock awards that were granted to officers and other employees.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). The amendments in this update provide guidance for eight specific cash flow classification issues for which current guidance is unclear or does not exist, thereby reducing diversity in practice. For public companies, the update is effective for annual periods beginning after December 15, 2017. Accordingly, effective January 1, 2018, DNB adopted the pronouncement and it did not have a material impact to DNB’s consolidated financial statements.

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

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, under the amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value with its carrying amount. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount when measuring the goodwill impairment loss, if applicable. The update also eliminated the requirements for zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendments are effective for public business entities for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. DNB will not early adopt this ASU for its annual goodwill impairment test, and conducted a qualitative test (step zero) as of October 1, 2017 and determined that its Goodwill has not been impaired. The adoption of this ASU is not expected to have a material impact on DNB’s consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” Under the new guidance, employers will present the service cost component of the net periodic benefit cost in the same income statement line item (e.g., Salaries and Benefits) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components separately (e.g., Other Noninterest Expense) from the line item that includes the service cost. ASU No. 2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, however, DNB has decided not to early adopt. Employers will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. ASU No. 2017-07 will not have a material impact on DNB Consolidated Financial Statements because the Pension plan has been frozen to new accruals since December 31, 2003, and thus, generated no service cost in any subsequent year.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income; (“ASU 2018-02”). This ASU allows a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for certain income tax effects stranded in AOCI as a result of the Tax Act. Consequently, the reclassification eliminates the stranded tax effects resulting from the Tax Act and is intended to improve the usefulness of information reported to financial statement users. However, because the ASU only relates to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires the effect of a change in tax laws or rates to be included in income from continuing operations is not affected. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. DNB adopted this ASU on January 1, 2018. The amount of this reclassification is $471,000.

NOTE 2: INVESTMENT SECURITIES

The amortized cost and fair values of investment securities, as of the dates indicated, are summarized as follows:

		March 31, 2018
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$8,549	$100	$-	$8,649
Government Sponsored Entities (GSE) mortgage-backed securities	467	1	-	468
Corporate bonds	13,944	159	(37)	14,066
Collateralized mortgage obligations GSE	1,372	-	(45)	1,327
State and municipal taxable	362	-	(12)	350
State and municipal tax-exempt	37,525	12	(1,393)	36,144
Total	$62,219	$272	$(1,487)	$61,004

Available For Sale
US Government agency obligations	$53,285	$-	$(622)	$52,663
GSE mortgage-backed securities	31,791	-	(1,204)	30,587
Collateralized mortgage obligations GSE	11,653	-	(550)	11,103
Corporate bonds	12,958	11	(258)	12,711
State and municipal tax-exempt	1,988	-	(163)	1,825
Total	$111,675	$11	$(2,797)	$108,889

		December 31, 2017
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$8,483	$163	$-	$8,646
Government Sponsored Entities (GSE) mortgage-backed securities	496	9	-	505
Corporate bonds	14,047	243	(2)	14,288
Collateralized mortgage obligations GSE	1,471	-	(29)	1,442
State and municipal taxable	363	-	(8)	355
State and municipal tax-exempt	37,530	59	(405)	37,184
Total	$62,390	$474	$(444)	$62,420

Available For Sale
US Government agency obligations	$53,279	$-	$(386)	$52,893
GSE mortgage-backed securities	33,203	-	(715)	32,488
Collateralized mortgage obligations GSE	12,101	-	(447)	11,654
Corporate bonds	12,981	12	(173)	12,820
State and municipal tax-exempt	1,991	-	(63)	1,928
Total	$113,555	$12	$(1,784)	$111,783

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The following table details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at March 31, 2018 and December 31, 2017.

	March 31, 2018
			Fair Value	Unrealized	Fair Value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
Corporate bonds	$5,257	$(37)	$5,257	$(37)	$-	$-
Collateralized mortgage obligations GSE	1,327	(45)	568	(13)	759	(32)
State and municipal taxable	350	(12)	350	(12)	-	-
State and municipal tax-exempt	28,058	(1,393)	15,261	(390)	12,797	(1,003)
Total	$34,992	$(1,487)	$21,436	$(452)	$13,556	$(1,035)
Available For Sale
US Government agency obligations	$52,663	$(622)	$17,534	$(331)	$35,129	$(291)
GSE mortgage-backed securities	30,587	(1,204)	8,518	(262)	22,069	(942)
Collateralized mortgage obligations GSE	11,103	(550)	2,065	(74)	9,038	(476)
Corporate bonds	11,653	(258)	5,500	(109)	6,153	(149)
State and municipal tax-exempt	1,825	(163)	285	(2)	1,540	(161)
Total	$107,831	$(2,797)	$33,902	$(778)	$73,929	$(2,019)

	December 31, 2017
			Fair Value	Unrealized	Fair Value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
Corporate bonds	$498	$(2)	$498	$(2)	$-	$-
Collateralized mortgage obligations GSE	1,442	(29)	620	(5)	822	(24)
State and municipal taxable	355	(8)	355	(8)	-	-
State and municipal tax-exempt	20,240	(405)	6,775	(67)	13,465	(338)
Total	$22,535	$(444)	$8,248	$(82)	$14,287	$(362)
Available For Sale
US Government agency obligations	$52,893	$(386)	$30,894	$(185)	$21,999	$(201)
GSE mortgage-backed securities	32,488	(715)	9,055	(133)	23,433	(582)
Collateralized mortgage obligations GSE	11,654	(447)	2,132	(56)	9,522	(391)
Corporate bonds	10,759	(173)	4,572	(43)	6,187	(130)
State and municipal tax-exempt	1,928	(63)	288	(2)	1,640	(61)
Total	$109,722	$(1,784)	$46,941	$(419)	$62,781	$(1,365)

As of March 31, 2018, there were nineteen collateralized mortgage obligations GSE, nineteen GSE mortgage-backed securities, eleven U.S. agency obligations, forty-six tax-exempt municipalities, one taxable municipality, and eleven corporate bonds which were in an unrealized loss position. DNB does not intend to sell these securities and management of DNB does not expect to be required to sell any of these securities prior to a recovery of their cost basis. Management has reviewed all of these securities and believes that DNB will collect all principal and interest that is due on debt securities on a timely basis.  Management does not believe any individual unrealized loss as of March 31, 2018 represents an other-than-temporary impairment (OTTI). DNB reviews its investment portfolio on a quarterly basis, reviewing each investment for OTTI. The OTTI analysis focuses on condition of the issuers as well as duration and severity of impairment in determining OTTI. As of March 31, 2018, the following securities were reviewed:

Collateralized mortgage obligations GSE  There are nineteen impaired securities classified as collateralized mortgage obligations, sixteen of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 6.74% of its carrying value. All of these securities were issued and insured by FNMA, FHLMC or GNMA. DNB receives monthly principal and interest payments on all of these securities on a timely basis and none of these agencies have ever defaulted on mortgage-backed principal or interest. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from March 31, 2018 levels. Management concluded that these securities were not other-than-temporarily impaired at March 31, 2018.

GSE mortgage-backed securities  There are nineteen impaired securities classified as GSE mortgage-backed securities, fourteen of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 4.69% of its carrying value. These securities were issued and insured by FNMA, FHLMC or GNMA. DNB receives monthly principal and interest payments on these securities on a timely basis and none of these have ever defaulted on mortgage-backed principal or interest. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from March 31, 2018 levels. Management concluded that these securities were not other-than-temporarily impaired at March 31, 2018.

US Government agency obligations  There are eleven impaired securities classified as agencies, six of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 4.26% of its carrying value. All of these securities were issued and insured by FHLB, FNMA, or FHLMC. DNB has received timely interest payments on all of these securities and none of these agencies have ever defaulted on their bonds. DNB anticipates a recovery in the market value as the securities approach their maturity dates. Management concluded that these securities were not other-than-temporarily impaired at March 31, 2018.

State and municipal tax-exempt There are forty-six impaired securities in this category, which are comprised of intermediate to long-term municipal bonds, twenty of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 10.39% of its carrying value. All of the issues carry a “BBB-” or better underlying credit rating and/or have strong underlying fundamentals; included but not limited to annual financial reports, geographic location, population, and debt ratios. In certain cases, options for calls reduce the effective duration and in turn, future market value fluctuations. All issues are performing and are expected to continue to perform in accordance with their respective contractual terms and conditions. There have not been disruptions of any payments associated with any of these municipal securities. These bonds are investment grade and the value decline is related to the changes in interest rates. Of the forty-six municipal securities, there are seventeen insured school districts, eighteen uninsured school districts, four insured townships, and seven uninsured townships, all of which have strong underlying ratings. Management concluded that these securities were not other-than-temporarily impaired at March 31, 2018.

State and municipal taxable There is one impaired security in this category, which has been impaired for less than 12 months. The unrealized loss of this security is 3.42% of its carrying value. This security is an insured township and carries a “BBB+” underlying credit. It is performing and is expected to continue to perform in accordance with its contractual terms and conditions. There have not been disruptions of any payments associated with this municipal security. Management concluded that this security was not other-than-temporarily impaired at March 31, 2018.

Corporate bonds There are eleven impaired bonds classified as corporate bonds, four of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 5.00% of its carrying value. The bonds are investment grade and the value decline is related to the changes in interest rates that occurred since the time of purchase and subsequent changes in spreads affecting the market prices. All of the issues carry a "BBB+" or better underlying credit support and were evaluated on the basis on their underlying fundamentals; included but not limited to annual financial reports, rating agency reports, capital strength and debt ratios. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from March 31, 2018 levels. Management concluded that these securities were not other-than-temporarily impaired at March 31, 2018.

The amortized cost and fair value of investment securities as of March 31, 2018, by final contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid without penalties.

	Held to Maturity		Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$-	$-	$27,420	$27,236
Due after one year through five years	22,480	22,637	33,510	33,034
Due after five years through ten years	27,886	27,251	18,216	17,627
Due after ten years	11,853	11,116	32,529	30,992
Total investment securities	$62,219	$61,004	$111,675	$108,889

DNB did not sell any investment securities during the three months ended March 31, 2018 and 2017, and therefore had no realized gains or losses during these respective periods.

At March 31, 2018 and December 31, 2017, investment securities with a carrying value of approximately $103.8 million and $105.9 million, respectively, were pledged to secure public funds, repurchase agreements and for other purposes as required by law.

NOTE 3: LOANS

The following table sets forth information concerning the composition of total loans outstanding, as of the dates indicated.

(Dollars in thousands)	March 31, 2018	December 31, 2017
Residential mortgage	$95,404	$93,959
Commercial mortgage	498,506	484,868
Commercial:
Commercial term	131,144	129,535
Commercial construction	78,863	75,014
Consumer:
Home equity	55,002	56,844
Other	5,426	5,677
Total loans	$864,345	$845,897
Less allowance for credit losses	(6,145)	(5,843)
Net loans	$858,200	$840,054

Information concerning non-accrual loans is shown in the following tables:

			Three Months Ended March 31, 2018
(Dollars in thousands)	March 31, 2018	December 31, 2017	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income
Non-accrual loans:
Residential mortgage	$2,033	$1,915	$25	$-	$25
Commercial mortgage	2,088	2,259	30	-	30
Commercial:
Commercial term	3,015	2,100	44	-	44
Commercial construction	497	514	11	-	11
Consumer:
Home equity	464	466	5	-	5
Other	311	245	8	-	8
Total non-accrual loans	$8,408	$7,499	$123	$-	$123
Loans 90 days past due and accruing	-	54	-	-	-
Total non-performing loans	$8,408	$7,553	$123	$-	$123

		Three Months Ended March 31, 2017
(Dollars in thousands)	March 31, 2017	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income
Non-accrual loans:
Residential mortgage	$1,845	$21	$-	$21
Commercial mortgage	1,885	41	-	41
Commercial:
Commercial term	1,986	38	-	38
Commercial construction	1,248	45	-	45
Consumer:
Home equity	460	6	-	6
Other	254	5	-	5
Total non-accrual loans	$7,678	$156	$-	$156
Loans 90 days past due and accruing	-	-	-	-
Total non-performing loans	$7,678	$156	$-	$156

NOTE 4: ALLOWANCE FOR CREDIT LOSSES

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a scheduled payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of March 31 2018 and December 31, 2017.

Age Analysis of Past Due Loans Receivable

	March 31, 2018
							Loans
	30-59	60-89					Receivable
	Days	Days	Greater			Total	> 90
	Past	Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivable	Accruing
Residential mortgage	$866	$-	$1,345	$2,211	$93,193	$95,404	$-
Commercial mortgage (less acquired with credit deterioration)	164	-	1,123	1,287	496,255	498,232	-
Acquired commercial mortgage with credit deterioration	-	-	274	274	690	274	-
Commercial:
Commercial term	35	432	1,992	2,459	128,685	131,144	-
Commercial construction	-	-	-	-	78,863	78,863	-
Consumer:
Home equity	561	-	386	947	54,055	55,002	-
Other	45	62	172	279	5,147	5,426	-
Total	$1,671	$494	$5,292	$7,457	$856,888	$864,345	$-

	December 31, 2017
							Loans
	30-59	60-89					Receivable
	Days	Days	Greater			Total	> 90
	Past	Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivable	Accruing
Residential mortgage (less acquired with credit deterioration)	$887	$349	$1,148	$2,384	$91,568	$93,952	$-
Acquired residential mortgage with credit deterioration	-	-	7	7	-	7	-
Commercial mortgage (less acquired with credit deterioration)	221	-	1,126	1,347	483,105	484,452	-
Acquired commercial mortgage with credit deterioration	-	-	416	416	-	416	-
Commercial:
Commercial term	381	13	1,654	2,048	127,487	129,535	-
Commercial construction	514	-	-	514	74,500	75,014	-
Consumer:
Home equity	15	-	386	401	56,443	56,844	-
Other	13	139	156	308	5,369	5,677	54
Total	$2,031	$501	$4,893	$7,425	$838,472	$845,897	$54

DNB had $869,000 of residential mortgage loans in the process of foreclosure and $74,000 of residential mortgage loans in other real estate owned as of March 31, 2018. DNB had $638,000 residential mortgage loans in the process of foreclosure and $149,000 of residential mortgage loans in other real estate owned as of December 31, 2017.

The following tables summarize information in regards to impaired loans by loan portfolio class as of March 31, 2018 and December 31, 2017, and for the three months ended March 31, 2018 and 2017.

Impaired Loans

	March 31, 2018			December 31, 2017
	Recorded	Unpaid	Related	Recorded	Unpaid	Related
	Investment	Principal	Allowance	Investment	Principal	Allowance
(Dollars in thousands)		Balance			Balance
With no related allowance recorded:
Residential mortgage	$2,296	$2,607	$-	$1,908	$2,210	$-
Acquired residential mortgage with credit deterioration	-	-	-	-	-
Commercial mortgage	2,708	2,953	-	2,809	3,207	-
Acquired commercial mortgage with credit deterioration	786	800	-	936	950
Commercial:
Commercial term	2,092	2,605	-	1,743	2,253	-
Commercial construction	497	514	-	514	514	-
Consumer:
Home equity	608	629	-	612	632	-
Other	210	210	-	117	117	-
Total	$9,197	$10,318	$-	$8,639	$9,883	$-
With allowance recorded:
Residential mortgage	-	-	-	-	-	-
Acquired residential mortgage with credit deterioration	-	-	-	7	26	3
Commercial mortgage	83	159	24	19	93	19
Commercial:
Commercial term	923	939	142	337	343	123
Commercial construction	-	-	-	-	-	-
Consumer:
Other	101	103	8	128	129	12
Total	$1,107	$1,201	$174	$491	$591	$157
Total:
Residential mortgage	2,296	2,607	-	1,908	2,210	-
Acquired residential mortgage with credit deterioration	-	-	-	7	26	3
Commercial mortgage	2,791	3,112	24	2,828	3,300	19
Acquired commercial mortgage with credit deterioration	786	800	-	936	950	-
Commercial:
Commercial term	3,015	3,544	142	2,080	2,596	123
Commercial construction	497	514	-	514	514	-
Consumer:
Home equity	608	629	-	612	632	-
Other	311	313	8	245	246	12
Total	$10,304	$11,519	$174	$9,130	$10,474	$157

	Three Months Ended		Three Months Ended
	March 31, 2018		March 31, 2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Residential mortgage	$2,102	$1	$1,139	$-
Acquired residential mortgage with credit deterioration	-	-	11	-
Commercial mortgage	2,759	12	1,836	-
Acquired commercial mortgage with credit deterioration	861	7	1,404	-
Commercial:
Commercial term	1,918	-	448	-
Commercial construction	505	-	1,022	-
Consumer:
Home equity	610	2	576	2
Other	164	-	113	-
Total	$8,919	$22	$6,549	$2
With allowance recorded:
Residential mortgage	-	-	659	-
Acquired residential mortgage with credit deterioration	4		-	-
Commercial mortgage	51	-	-	-
Acquired commercial mortgage with credit deterioration	-		-	-
Commercial:
Commercial term	630	-	645	-
Commercial construction	-	-	224	-
Consumer:
Other	114	-	142	-
Total	$799	$-	$1,670	$-
Total:
Residential mortgage	2,102	1	1,798	-
Acquired residential mortgage with credit deterioration	4	-	11	-
Commercial mortgage	2,810	12	1,836	-
Acquired commercial mortgage with credit deterioration	861	7	1,404	-
Commercial:
Commercial term	2,548	-	1,093	-
Commercial construction	505	-	1,246	-
Consumer:
Home equity	610	2	576	2
Other	278	-	255	-
Total	$9,718	$22	$8,219	$2

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within DNB’s internal risk rating system as of March 31, 2018 and December 31, 2017.

Credit Quality Indicators

	March 31, 2018
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$93,075	$-	$2,329	$-	$95,404
Commercial mortgage	492,144	1,114	5,248	-	498,506
Commercial:
Commercial term	126,492	577	4,075	-	131,144
Commercial construction	75,620	1,769	1,474	-	78,863
Consumer:
Home equity	54,247	-	755	-	55,002
Other	5,115	-	311	-	5,426
Total	$846,693	$3,460	$14,192	$-	$864,345

	December 31, 2017
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$91,993	$-	$1,966	$-	$93,959
Commercial mortgage	479,308	125	5,435	-	484,868
Commercial:
Commercial term	125,926	115	3,494	-	129,535
Commercial construction	73,902	-	1,112	-	75,014
Consumer:
Home equity	56,085	-	759	-	56,844
Other	5,432	-	245	-	5,677
Total	$832,646	$240	$13,011	$-	$845,897

Troubled Debt Restructurings Loans whose terms are modified are classified as troubled debt restructurings (“TDR”) if DNB grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. During the three month period ended March 31, 2018 and 2017, DNB did not classify any loans as TDRs.  Loans classified as troubled debt restructurings are designated as impaired. The recorded investments in troubled debt restructured loans at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018
	Pre-Modification	Post-Modification
(Dollars in thousands)	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Residential mortgage	$754	$883	$681
Commercial mortgage	992	992	977
Consumer:
Home equity	148	148	144
Other	40	42	39
Total	$1,934	$2,065	$1,841

	December 31, 2017
	Pre-Modification	Post-Modification
(Dollars in thousands)	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Residential mortgage	$754	$883	$690
Commercial mortgage	992	992	982
Consumer:
Home equity	148	148	146
Other	40	42	39
Total	$1,934	$2,065	$1,857

At March 31, 2018, DNB had eight TDRs with recorded investment totaling $1,841,000,  five of which, totaling $1,121,000,  are accruing loans in compliance with the terms of the modification. The remaining $720,000 represents three loans that were nonaccrual impaired loans and resulted in collateral evaluations. As a result of the evaluations, specific reserves and charge-offs have been taken where appropriate. DNB recognized partial charge-offs totaling $151,000 on two residential loans prior to their restructuring and $2,000 on one consumer installment loan after its restructuring. As of March 31, 2018, there were no defaulted TDRs as all TDRs were current with respect to their associated forbearance agreements. There were no defaults on TDRs during the three months ended March 31, 2018.

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

The following tables set forth the composition of DNB’s allowance for credit losses as of March 31, 2018 and December 31, 2017, the activity for the three months ended March 31, 2018 and 2017 and as of and for the year ended December 31, 2017.

Allowance for Credit Losses and Recorded Investment in Loans Receivables

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2018	$221	$2,856	$845	$1,128	$-	$183	$63	$547	$5,843
Charge-offs	(34)	(13)	(17)	-	-	-	(12)	-	(76)
Recoveries	1	-	2	-	-	-	-	-	3
Provisions	38	144	74	91	-	(7)	4	31	375
Ending balance - March 31, 2018	$226	$2,987	$904	$1,219	$-	$176	$55	$578	$6,145
Ending balance: individually evaluated for impairment	$-	$24	$142	$-	$-	$-	$8	$-	$174
Ending balance: collectively evaluated for impairment	$226	$2,963	$762	$1,219	$-	$176	$47	$578	$5,971
Loans receivables:
Ending balance	$95,404	$498,506	$131,144	$78,863	$-	$55,002	$5,426		$864,345
Ending balance: individually evaluated for impairment	$2,296	$2,791	$3,015	$497	$-	$608	$311		$9,518
Ending balance: acquired with credit deterioration	$-	$786	$-	$-	$-	$-	$-		$786
Ending balance: collectively evaluated for impairment	$93,108	$494,929	$128,129	$78,366	$-	$54,394	$5,115		$854,041
Reserve for unfunded loan commitments included in other liabilities	$-	$3	$150	$139	$-	$17	$-		$309

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2017	$349	$2,531	$709	$969	$-	$196	$61	$558	$5,373
Charge-offs	-	(234)	(105)	-	-	-	(10)	-	(349)
Recoveries	2	50	16	-	1	-	-	-	69
Provisions	(104)	250	154	90	(1)	-	12	(76)	325
Ending balance - March 31, 2017	$247	$2,597	$774	$1,059	$-	$196	$63	$482	$5,418
Reserve for unfunded loan commitments included in other liabilities	$-	$10	$147	$202	$-	$17	$-		$376

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Ending balance - December 31, 2017	$221	$2,856	$845	$1,128	$-	$183	$63	$547	$5,843
Ending balance: individually evaluated for impairment	$3	$19	$123	$-	$-	$-	$12	$-	$157
Ending balance: collectively evaluated for impairment	$218	$2,837	$722	$1,128	$-	$183	$51	$547	$5,686
Loans receivables:
Ending balance	$93,959	$484,868	$129,535	$75,014	$-	$56,844	$5,677		$845,897
Ending balance: individually evaluated for impairment	$1,908	$2,828	$2,080	$514	$-	$612	$245		$8,187
Ending balance: acquired with credit deterioration	$7	$936	$-	$-	$-	$-	$-		$943
Ending balance: collectively evaluated for impairment	$92,044	$481,104	$127,455	$74,500	$-	$56,232	$5,432		$836,767
Reserve for unfunded loan commitments included in other liabilities	$-	$2	$155	$173	$-	$18	$-		$348

NOTE 5: EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the treasury stock method and reflects the potential dilution that could occur from the exercise of stock options, and warrants and the amortized portion of unvested stock awards. Stock options and unvested stock awards for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. Treasury shares are not deemed outstanding for calculations. There were no outstanding stock warrants, no anti-dilutive stock options outstanding, and no anti-dilutive stock awards outstanding at March 31, 2018. There were no outstanding stock warrants, no anti-dilutive stock options outstanding, and no anti-dilutive stock awards outstanding at March 31, 2017. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2018
(In thousands, except per-share data)	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$2,613	4,291	$0.61
Effect of potential dilutive common stock equivalents – stock options and restricted shares	-	18	-
Diluted EPS
Income available to common stockholders after assumed conversions	$2,613	4,309	$0.61

	Three Months Ended
	March 31, 2017
(In thousands, except per-share data)	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$2,441	4,247	$0.57
Effect of potential dilutive common stock equivalents – stock options and restricted shares	-	27	-
Diluted EPS
Income available to common stockholders after assumed conversions	$2,441	4,274	$0.57

NOTE 6: ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders' equity are as follows:

Accumulated Other Comprehensive Loss	Before-Tax	Tax	Net-of-Tax
(Dollars in thousands)	Amount	Effect	Amount
March 31, 2018
Net unrealized loss on AFS securities	$(2,786)	$585	$(2,201)
Unrealized actuarial losses-pension	(1,849)	388	(1,461)
	$(4,635)	$973	$(3,662)
December 31, 2017
Net unrealized loss on AFS securities	$(1,772)	$603	$(1,169)
Unrealized actuarial losses-pension	(1,849)	628	(1,221)
	$(3,621)	$1,231	$(2,390)

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

Repurchase Agreements Accounted for as Secured Borrowings

Repurchase agreements accounted for as secured borrowings are shown in the following table.

(Dollars in thousands)	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
March 31, 2018
Repurchase agreements and repurchase-to-maturity transactions	$10,717	$-	$-	$-	$10,717
Gross amount of recognized liabilities for repurchase agreements
in statement of condition	$10,717				$10,717
December 31, 2017
Repurchase agreements and repurchase-to-maturity transactions	$12,023	$-	$-	$-	$12,023
Gross amount of recognized liabilities for repurchase agreements
in statement of condition	$12,023				$12,023

As of March 31, 2018 and December 31, 2017, DNB had $10.7 million and $12.0 million of repurchase agreements, respectively. In conjunction with these repurchase agreements, $10.9 million and $12.3 million of state and municipal securities were sold on an overnight basis as of March 31, 2018 and December 31, 2017, respectively, which represents 102% of the repurchase agreement amounts.

NOTE 8: STOCK-BASED COMPENSATION

Stock Option Plan

DNB has a Stock Option Plan for employees and directors. Under the plan, options (both qualified and non-qualified) to purchase a maximum of 793,368 (as adjusted for subsequent stock dividends) shares of DNB’s common stock could be issued to employees and directors. Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years. Vesting of options under the plan is determined by the Plan Committee. There were 354,090 shares available for grant at March 31, 2018. All options are immediately exercisable. During the three months ended March 31, 2018 and 2017, DNB had no expenses related to the plan. DNB has no anticipated additional expense related to the plan. Under the Stock Option Plan, 2,100 shares were exercised during the three months ended March 31, 2018. The shares awarded from the non-qualified cashless exercises resulted in an increase in shares outstanding of 966 shares. There was a cash equivalent of 1,134 shares used to pay all applicable taxes on the transactions. Under the Stock Option Plan, 13,700 shares were exercised during the three months ended March 31, 2017. The shares awarded frm the non-qualified cashless exercises resulted in an increase in shares outstanding of 6,623 shares. There was a cash equivalent of 7,077 shares used to pay all applicable taxes on the transactions. Stock option activity is indicated below.

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2018	16,450	$10.31
Issued	-	-
Exercised	2,100	10.31
Forfeited	-	-
Expired	-	-
Outstanding March 31, 2018	14,350	$10.31

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2017	49,700	$9.18
Issued	-	-
Exercised	13,700	7.42
Forfeited	-	-
Expired	-	-
Outstanding March 31, 2017	36,000	$9.85

The weighted-average price and weighted average remaining contractual life for the outstanding options are listed in the following table for the dates indicated.

March 31, 2018
Range of			Weighted Average
Exercise	Number	Number	Exercise	Remaining	Intrinsic
Prices	Outstanding	Exercisable	Price	Contractual Life	Value
$6.93-10.99	14,350	14,350	$10.31	0.70 years	$364,000

December 31, 2017
Range of			Weighted Average
Exercise	Number	Number	Exercise	Remaining	Intrinsic
Prices	Outstanding	Exercisable	Price	Contractual Life	Value
$6.93-10.99	16,450	16,450	$10.31	0.95 years	$385,000

Other Stock-Based Compensation

DNB maintains an Incentive Equity and Deferred Compensation Plan (the "Plan"). The Plan provides that up to 493,101 (as adjusted for subsequent stock dividends) shares of common stock may be granted, at the discretion of the Board, to individuals of the Corporation. Shares already granted are issuable on the earlier of three or four years (cliff vesting period) after the date of the grant or a change in control of DNB if the recipients are then employed by DNB (“Vest Date”).  Upon issuance of the shares, resale of the shares is restricted for an additional one year, during which the shares may not be sold, pledged or otherwise disposed of. Prior to the Vest Date and in the event the recipient terminates association with DNB for reasons other than death, disability or change in control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant.

Share awards granted by the Plan were recorded at the date of award based on the market value of shares. Awards are being amortized to expense over a three or four year cliff-vesting period. DNB records compensation expense equal to the value of the shares being amortized. For the three month period ended March 31, 2018, $96,000 was amortized to expense. For the three month period ended March 31, 2017, $107,000 was amortized to expense.

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

As of March 31, 2018, there was approximately $664,000 in additional compensation that will be recognized over the remaining service period of approximately 1.68 years. At March 31, 2018, 304,159 shares were reserved for future grants under the Plan.

There were 1,400 restricted shares that vested during the three months ended March 31, 2018. The shares awarded from the cashless exercises resulted in an increase in shares outstanding of 896 shares. There was a cash equivalent of 504 shares used to pay all apllicable taxes on the transactions. There were no such transaction during the three months ended March 31, 2017. Stock grant activity is indicated below:

		Weighted Average
	Shares	Stock Price
Non-vested stock awards—January 1, 2018	31,130	$26.53
Granted	10,750	33.98
Forfeited	250	28.00
Vested	1,400	25.84
Non-vested stock awards—March 31, 2018	40,230	$28.53

		Weighted Average
	Shares	Stock Price
Non-vested stock awards—January 1, 2017	55,775	$25.63
Granted	-	-
Forfeited	-	-
Vested	-	-
Non-vested stock awards—March 31, 2017	55,775	$25.63

NOTE 9:  INCOME TAXES

As of March 31, 2018, DNB had no material unrecognized tax benefits or accrued interest and penalties. It is DNB’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.  Federal and state tax years 2014 through 2016 were open for examination as of March 31, 2018.

NOTE 10:  FAIR VALUE

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC Topic 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy based on the nature of data inputs for fair value determinations, under which DNB is required to value each asset within its scope using assumptions that market participations would utilize to value that asset. When DNB uses its own assumptions, it is required to disclose additional information about the assumptions used and the effect of the measurement on earnings or the net change in assets for the period.

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

The following tables present assets measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

	March 31, 2018

(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities:
US Government agency obligations	$-	$52,663	$-	$52,663
GSE mortgage-backed securities	-	30,587	-	30,587
Collateralized mortgage obligations GSE	-	11,103	-	11,103
Corporate bonds	-	12,711	-	12,711
State and municipal tax-exempt	-	1,825	-	1,825
Total	$-	$108,889	$-	$108,889

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$933	$933
OREO and other repossessed property	-	-	14	14
Total	$-	$-	$947	$947

	December 31, 2017

(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities:
US Government agency obligations	$-	$52,893	$-	$52,893
GSE mortgage-backed securities	-	32,488	-	32,488
Collateralized mortgage obligations GSE	-	11,654	-	11,654
Corporate bonds	-	12,820	-	12,820
State and municipal tax-exempt	-	1,928	-	1,928
Total	$-	$111,783	$-	$111,783

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$1,814	$1,814
OREO and other repossessed property	-	-	817	817
Total	$-	$-	$2,631	$2,631

The following table presents additional information about assets measured at fair value on a nonrecurring basis and for which DNB has utilized Level 3 inputs to determine fair value:

March 31, 2018
Quantitative Information about Level 3 Fair Value Measurement

	Fair Value	Valuation		Range
(Dollars in thousands)	Estimate	Techniques	Unobservable Input	(Weighted Average)
Impaired loans - Commercial mortgage	59	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loans - Commercial term	781	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-8%	to	-11%	(-10%)
Impaired loans - Consumer other	93	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loan total	$933
Other real estate owned	$14		Disposal costs (2)	8%	to	8%	(-8%)
(1)
(2)

December 31, 2017
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

Impaired loans.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $10.3 million at March 31, 2018. Of this, $1.1 million had specific valuation allowances of $174,000, leaving a fair value of $933,000 as of March 31, 2018. In addition, DNB had no impaired loans that were partially charged down during the three months ended March 31, 2018. Impaired loans had a carrying amount of $9.1 million at December 31, 2017. Of this, $491,000 had specific valuation allowances of $157,000, leaving a fair value of $334,000 at December 31, 2017. In addition, DNB had $1.9 million in impaired loans that were partially charged down by $442,000, leaving $1.5 million at fair value as of December 31, 2017. The total fair value of impaired loans at December 31, 2017 was $1.8 million.

Other Real Estate Owned & other repossessed property.  Other real estate owned (“OREO”) consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets are classified as OREO and other repossessed property are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. DNB had $5.0 million of such assets at March 31, 2018, $4.8 million of which was OREO and $158,000 was in other repossessed property. DNB had $5.0 million of such assets at December 31, 2017, which consisted of $4.8 million in OREO and $177,000 in other repossessed property. DNB did not write down the carrying values of OREO during the three month period ended March 31, 2018. DNB did not write down the carrying values of OREO during the three month period ended March 31, 2017.

DNB's policy is to recognize transfer between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Level 1 and 2 for the three months ended March 31, 2018.

Below is management’s estimate of the fair value of all financial instruments, whether carried at cost or fair value on the Company’s consolidated statement of financial condition. The carrying amounts and fair values of financial instruments at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$14,078	$14,078	$14,078	$-	$-
AFS investment securities	108,889	108,889	-	108,889	-
HTM investment securities	62,219	61,004	-	59,004	2,000
Restricted stock	7,363	7,363	-	7,363	-
Loans held-for-sale	646	648	-	-	648
Loans, net of allowance, including impaired	858,200	847,545	-	-	847,545
Accrued interest receivable	3,982	3,982	-	3,982	-
Financial liabilities
Deposits:
Non-interest-bearing deposits	172,044	172,044	-	172,044	-
Other interest-bearing deposits	542,930	542,930	-	542,930	-
Time	115,214	113,940	-	113,940	-
Brokered deposits	61,598	60,033	-	60,033	-
Repurchase agreements	10,717	10,717	-	10,717	-
FHLBP advances	67,993	67,136	-	67,136	-
Junior subordinated debentures and other borrowings	9,279	9,798	-	9,798	-
Subordinated debt	9,750	9,423	-	9,423	-
Accrued interest payable	494	494	-	494	-
Off-balance sheet instruments	-	-	-	-	-

	December 31, 2017

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$10,917	$10,917	$10,917	$-	$-
AFS investment securities	111,783	111,783	-	111,783	-
HTM investment securities	62,390	62,420	-	60,420	2,000
Restricted stock	7,641	7,641	-	7,641	-
Loans held-for-sale	651	657	-	-	657
Loans, net of allowance, including impaired	840,054	821,672	-	-	821,672
Accrued interest receivable	3,822	3,822	-	3,822	-
Financial liabilities
Deposits:
Non-interest-bearing deposits	176,815	176,815	-	176,815	-
Other interest-bearing deposits	502,086	502,086	-	502,086	-
Time	140,490	139,406	-	139,406	-
Brokered deposits	41,812	42,304	-	42,304	-
Repurchase agreements	12,023	12,023	-	12,023	-
FHLBP advances	79,013	78,531	-	78,531	-
Junior subordinated debentures and other borrowings	9,279	9,373	-	9,373	-
Subordinated debt	9,750	9,577	-	9,577	-
Accrued interest payable	554	554	-	554	-
Off-balance sheet instruments	-	-	-	-	-

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

Deposits The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate money market accounts, savings accounts, and interest checking accounts approximate their fair values at the reporting date. Fair values for fixed-rate CDs and brokered deposits (all of which are CDs) are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits. Of the $61.6 million in brokered deposits at March 31, 2018, $4.1 million matures in 2018, $10.9 million matures in 2019, $28.4 million matures in 2020, $13.2 million matures in 2021, and $5.0 million matures in 2022.

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

Off-balance-sheet Instruments (Disclosed at Cost)  Off-balance-sheet instruments are primarily comprised of loan commitments, which are generally priced at market at the time of funding. Fees on commitments to extend credit and stand-by letters of credit are deemed to be immaterial and these instruments are expected to be settled at face value or expire unused. It is impractical to assign any fair value to these instruments. At March 31, 2018, un-funded loan commitments totaled $199.6 million and stand-by letters of credit totaled $3.5 million. At December 31, 2017, un-funded loan commitments totaled $176.6 million and stand-by letters of credit totaled $4.6 million.

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

Strategic Plan Update.  Net income was $2.6 million, or $0.61 per diluted share, for the quarter ending March 31, 2018, compared with $2.4 million, or $0.57 per diluted share, for the same quarter last year. On a year-over-year basis, net income increased $172,000, or 7.0%, despite the 16 basis point decrease in the net interest margin to 3.51%.  The decline was largely attributable to a $379,000 net reduction in purchase accounting marks and an overall increase in market interest rates on interest-bearing liabilities.

•

As of March 31, 2018, total assets were $1.1 billion.  Since December 31, 2017, total assets increased 1.7%, primarily due to total loan growth of $18.4 million, or 2.2%.  Total deposits increased $30.6 million, or 3.6%, on a sequential quarter basis mainly due to growth in core deposits.  As of March 31, 2018, total shareholders’ equity was $103.7 million, compared with $101.9 million as of December 31, 2017.

•

As of March 31, 2018, total loans were $864.3 million, or 78.6% of total assets.  Over the past 3 months, total commercial loans increased $19.1 million, or 2.8%.  Commercial mortgage loans increased $13.6 million, or 2.8%, commercial business loans grew $1.6 million, or 1.2%, and commercial construction loans increased $3.8 million, or 5.1%.  As of March 31, 2018, commercial loans totaled $708.5 million and represented 82% of total loans.  Consumer loans, however, declined over the quarter as overall loan demand appeared fairly restrained.

•

On a sequential quarter basis, total core deposits increased $36.1 million, or 5.3%, and were 80.2% of total deposits as of March 31, 2018.  As of the same date, noninterest-bearing deposits were 19.3% of total deposits.  Core deposit growth in the first quarter of 2018, was primarily attributable to an increase in money market accounts.  The planned decrease in time deposits was partially offset by an increase in brokered deposits due to the more favorable rates and maturities available during the first quarter of 2018. As of the same date, the loan-to-deposit ratio was 97%.

•

Asset quality remained strong as net charge-offs were 0.04% (annualized) of total average loans for the quarter ended March 31, 2018.  Total non-performing assets, including loans and other real estate property, were $13.4 million as of March 31, 2018, compared with $12.6 million as of December 31, 2017, and $12.7 million as of March 31, 2017.  The ratio of non-performing loans to total loans was 0.97% as of March 31, 2018, versus 0.89% as of December 31, 2017.

•

Wealth management assets under care increased 3.0% to $260.3 million as of March 31, 2018, from $252.8 million as of December, 31, 2017.  Wealth management fees represented approximately 34% of total fee income for the first quarter of 2018.

DNB’s most significant revenue source continues to be net interest income, defined as total interest income less total interest expense, which accounted for approximately 88% of total revenue during the first quarter of 2018. To produce net interest income and consistent earnings growth over the long-term, DNB must generate loan and deposit growth at acceptable economic spreads within its market area. To generate and grow loans and deposits, DNB must focus on a number of areas including, but not limited to, the economy, branch expansion, sales practices, customer satisfaction and retention, competition, customer behavior, technology, product innovation and credit performance of its customers.

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

MATERIAL CHALLENGES, RISKS AND OPPORTUNITIES

The following is a summary of material challenges, risks and opportunities DNB has faced during the three month period ended March 31, 2018:

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

The largest component of DNB’s total income is net interest income, and the majority of DNB’s financial instruments are comprised of interest rate-sensitive assets and liabilities with various terms and maturities.  The primary objective of management is to maximize net interest income while minimizing interest rate risk.  Interest rate risk is derived from timing differences in the re-pricing of assets and liabilities, loan prepayments, deposit withdrawals, and differences in lending and funding rates.  The ALCO actively seeks to monitor and control the mix of interest rate-sensitive assets and interest rate-sensitive liabilities. One measure of interest rate risk is net interest income simulation analysis.  The ALCO utilizes simulation analysis, whereby the model estimates the variance in net interest income with a change in interest rates. Simulation model results continue to show moderate liability sensitivity to rising rates in 100, 200, 300 and 400 basis point shock scenarios, but risk is increasing. Rate changes ramped in over 24 months also show moderate liability sensitivity.

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

In addition to deposit insurance assessments, banks are subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The FDIC sets the Financing Corporation assessment rate every quarter. The current annual Financing Corporation assessment rate is 44 basis points on the deposit insurance assessment base, as defined above, which we anticipate will result in an aggregate estimated FICO assessment payment by the Bank of $43,000 in 2018.

Material Trends and Uncertainties.

DNB reported net income available to common shareholders of $2.6 million, or $0.61 per diluted share, for the quarter ending March 31, 2018, compared with $2.4 million, or $0.57 per diluted share, for the same quarter last year.

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

Aggregate business activity in the Third District continued at a modest pace of growth during the April 18, 2018 Beige Book period. Manufacturing activity appeared to accelerate to a moderate pace, while non-auto retail sales, tourist activity, nonfinancial services, and nonresidential leasing markets grew modestly. The Federal Reserve’s contacts from new home construction and nonresidential construction reported no change in activity. Auto sales continued to decline modestly, and existing home sales fell moderately. On balance, employment, wages, and prices continued to grow modestly. The Federal Reserve’s contacts from various sectors noted that manufacturers may need to train workers and raise wages to attract and retain employees. The growth outlook over the next six months remained positive, with over half of all firms anticipating increases in general activity.

Homebuilders reported challenging weather conditions for construction activity and mixed reports for new contracts, suggesting little overall change in activity. Single-family detached home construction continues to give way to greater demand for townhomes, apartments, and condos. According to Third District brokers, ongoing low inventories of houses for sale continued to constrain sales and place upward pressure on prices. Sales of existing homes fell moderately in February across most major markets compared with the same period last year and brokers saw no signs of an improvement in March.

The Federal Reserve’s nonresidential real estate contacts reported no change in the already high levels of construction activity and the modest growth in leasing activity. Contractors report sufficient work to carry through to year-end, but a few new projects must break ground to maintain current activity levels through 2019. Although demand varies by sector and geography, rents tend to be rising in many markets, especially for industrial/warehouse sectors everywhere and for most sectors within the city of Philadelphia.

Third District financial firms continued to report little change in overall loan volumes (excluding credit cards). Volumes did grow moderately in mortgages, commercial real estate loans, and commercial and industrial lending. Home equity lines, auto loans, and other consumer loans fell moderately. Credit card lending fell further as consumers continued paying down holiday bills. Over the entire year, credit card loan volumes and total lending in all the other categories combined have grown at a moderate pace. The Federal Reserve’s banking contacts continued to describe solid ongoing economic growth in most parts of the District, with high consumer sentiment and business confidence. Overall, these contacts noted that credit standards remain unchanged and credit quality remains very sound.

Third District manufacturing activity, on balance, accelerated a bit to a moderate pace of growth, with more firms reporting increases in shipments and new orders. The makers of paper products, chemicals, primary and fabricated metal products, industrial machinery, and electronic equipment tended to note gains in new orders and shipments and no sectors noted declines. The growth may be partially due to seasonal trends because the same pattern was apparent during the same period last year. Most of the Federal Reserve’s manufacturing contacts continued to expect general activity to increase over the next six months and the percentage of firms expecting future increases remained between 55 percent and 60 percent. The percentage of firms expecting increases in future capital expenditures and future employment also held steady at just above 40 percent.

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

Regulatory Initiatives Related to Our Industry.  The federal government continues to consider a variety of reforms related to banking and the financial industry including, without limitation, the Dodd-Frank Act. The Dodd-Frank Act is intended to promote financial stability in the U.S., reduce the risk of bailouts and protect against abusive financial services practices by improving accountability and transparency in the financial system and ending “too big to fail” institutions. It is the broadest overhaul of the U.S. financial system since the Great Depression, and although enacted more than seven years ago, much of its impact will be determined by the scope and substance of many regulations that still need to be adopted by various regulatory agencies to implement its provisions.  For these reasons, the overall impact on DNB and its subsidiaries remains unknown at this time.

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

FINANCIAL CONDITION

DNB's total assets were $1.10 billion at March 31, 2018, compared to $1.08 billion at December 31, 2017.  The $18.1 million increase in total assets was primarily attributable to an $18.1 million increase in net loans and a $3.2 million increase in cash and cash equivalents, offset by a $3.1 million decrease in investment securities.

Investment Securities. Investment securities, including restricted stock, at March 31, 2018 were $178.5 million, compared to $181.8 million at December 31, 2017. The $3.3 million decrease in investment securities and restricted stock was primarily due to $2.0 million in sales, principal pay-downs, calls and maturities, and a  $278,000 decrease in restricted stock,  and a $1.0 million increase in unrealized loss of the AFS portfolio.

Gross Loans. DNB’s loans increased  $18.4 million to $864.3 million at March 31, 2018, compared to $845.9 million at December 31, 2017. Total commercial loans increased  $19.1 million and residential loans increased $1.4 million, while consumer loans decreased  $2.1 million.

Deposits. Deposits were $891.8 million at March 31, 2018, compared to $861.2 million at December 31, 2017. Deposits increased $30.6 million or 3.55% during the three month period ended March 31, 2018. Core deposits, which are comprised of demand, NOW, money markets and savings accounts, increased by $36.1 million, while time deposits decreased by $25.3 million and brokered deposits increased by $19.8 million.

Borrowings. Borrowings were $98.1 million at March 31, 2018, compared to $112.8 million at December 31, 2017. The decrease of $14.7 million or 13.04% was primarily due to an  $11.0 million decrease in FHLBP advances, a  $2.4 million decrease in other borrowings and a $1.3 million decrease in repurchase agreements.

Stockholders’ Equity. Stockholders' equity was $103.7 million at March 31, 2018, compared to $101.9 million at December 31, 2017. The increase in stockholders’ equity was primarily a result of year-to-date earnings of $2.6 million,  sales of treasury shares totaling $157,000, and restricted stock compensation expense of $96,000. These additions to stockholders’ equity were partially offset by other comprehensive loss of $801,000, taxes on the exercise of stock options of $37,000 and $300,000 of dividends paid on DNB’s common stock.

RESULTS OF OPERATIONS

SUMMARY

Net income for the three month period ended March 31, 2018 was $2.6 million compared to $2.4 million for the same period in 2017. Diluted earnings per share for the three month period ended March 31, 2018 was $0.61, compared to $0.57 for the same period in 2017. The $172,000 increase in net income in the first quarter of 2018 compared to the first quarter of 2017 was primarily attributable to a  $445,000 decrease in income tax expense (primarily due to decreased effective tax rate as a result of the Tax Cuts and Jobs Act of 2017) and a $15,000 decrease in non-interest expense (primarily due to decreased FDIC insurance expense), offset by a $255,000 decrease in net interest income after provision (primarily due to net reduction of purchase accounting marks), and a $33,000 decrease in non-interest income (primarily due to decreased gains from insurance proceeds).

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

Net interest income for the three month period ended March 31, 2018 was $9.0 million, compared to $9.2 million for the same period in 2017. Interest income for the three period ended March 31, 2018 was $10.9 million, compared to $10.5 million for the same period in 2017.  The $419,000 increase in interest income in the first quarter of 2018 compared to the first quarter of 2017 was primarily due to increases of $361,000 in interest and fees on loans and $71,000 in interest and dividends on investment securities, offset by a decrease of $13,000 in interest on cash and cash equivalents.  The weighted average yield on total interest-earning assets was 4.24% for the three month period ended March 31, 2018,  compared to 4.16% for the same period in 2017. Interest expense for the three month period ended March 31, 2018 was $1.9 million, compared to $1.3 million for the same period in 2017.  The $624,000 increase in interest expense in the first quarter of 2018, compared to the first quarter of 2017, was primarily due to increases of $477,000 in interest on deposits and $147,000 in interest on borrowings. The composite cost of funds for the three month period ended March 31, 2018 was 0.78%, compared to 0.53% for the same period in 2017.

Interest on loans was $9.9 million for the three month period ended March 31, 2018, compared to $9.5 million for the same period in 2017. The average balance of loans was $851.6 million, with a tax equivalent average yield of 4.71% (a non-GAAP measure) for the first quarter of 2018, compared to $815.0 million, with a tax equivalent average yield of 4.71%  (a non-GAAP measure) for the same period in 2017.  See the following table for a reconciliation of the non-GAAP measure “tax equivalent average yield on loans.”

Tax equivalent average yield on loans (Non-GAAP)
	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Interest and fees on loans (GAAP)	$9,882	$9,521
Tax adjustment	28	67
Tax equivalent interest and fees on loans (Non-GAAP)	$9,910	$9,588
Average balance of loans	$851,623	$815,028
Tax equivalent average yield on loans (Non-GAAP)	4.71%	4.71%

Interest and dividends on investment securities was $1.0 million for the three month period ended March 31, 2018, compared to $939,000 for the same period in 2017. The average balance of investment securities was $182.7 million with a tax equivalent average yield of 2.33%  (a non-GAAP measure) for the first quarter of 2018, compared to $187.2 million with a tax equivalent average yield of 2.26%  (a non-GAAP measure) for the same period in 2017.  See the following table for a reconciliation of the non-GAAP measure “tax equivalent average yield on investment securities.”

Tax equivalent average yield on investment securities (Non-GAAP)
	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Interest on tax exempt investment securities (GAAP)	$1,010	$939
Tax adjustment	52	118
Tax equivalent interest on tax-exempt investment securities (Non-GAAP)	$1,062	$1,057
Average balance of investment securities	$182,653	$187,210
Tax equivalent average yield on invesment securities (Non-GAAP)	2.33%	2.26%

Interest on deposits was $1.4 million for the three month period ended March 31, 2018, compared to $877,000 for the same period in 2017. The average balance of deposits was $872.9 million, with an average rate of 0.63% for the first quarter of 2018, compared to $883.4 million, with an average rate of 0.40% for the same period in 2017.  The increases in average rate were attributable to a  75 basis points increase in the federal funds rate, which has impacted the rates DNB pays on the majority of interest-bearing deposit accounts.

Interest on borrowings was $523,000 for the three month period ended March 31, 2018, compared to $385,000 for the same period in 2017. The average balance of borrowings was $108.0 million, with an average rate of 1.99% for the first quarter of 2018, compared to $87.8 million, with an average rate of 1.77% for the same period in 2017.

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

There was a $375,000 provision made during the three months period ended March 31, 2018, compared to $325,000 for the same period in 2017. DNB’s percentage of allowance for credit losses to total loans was 0.71%  at March 31, 2018 compared to 0.69% and 0.66% at December 31, 2017 and March 31, 2017, respectively. Net charge-offs were $73,000, $1.2 million, and $280,000 during the three months ended March 31, 2018, year ended December 31, 2017, and three months ended March 31, 2017, respectively. The percentage of net charge-offs to total average loans were 0.01%, 0.15%, and 0.03% for those same respective periods. Management believes that the allowance for credit losses is adequate, but continues to monitor it along with other performance metrics including those ratios related to non-performing loans. Management is not aware of any potential problem loans, which were accruing and current at March 31, 2018, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to DNB. Non-performing loans increased  $855,000 during the three month period ended March 31, 2018.  The ratio of the allowance for credit losses as a percentage of loans reflects management’s estimate of the level of inherent losses in the portfolio, which has been impacted by a slow economy, a weakened housing market and deterioration in income-producing properties.

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

As of March 31, 2018, DNB had $13.4 million of non-performing assets, which included $8.4 million of non-performing loans and $5.0 million of OREO and other repossessed assets. This compares to $12.6 million of non-performing assets at December 31, 2017 which included $7.6 million of non-performing loans and $5.0 million of OREO and other repossessed assets. Loans are reviewed for impairment in accordance with FASB ASC 310-10-35. Impaired loans can either be secured or unsecured, not including large groups of smaller balance loans that are collectively evaluated. Impairment is measured by the difference between the loan amount and the present value of the future cash flow discounted at the loan’s effective interest rate. Management measures loans for impairment by using the fair value of collateral for collateral dependent loans. In general, management reduces the amount of the appraisal by the estimated cost of acquisition and disposition of the underlying collateral and compares that adjusted value with DNB’s carrying value. DNB establishes a specific valuation allowance on impaired loans that have a collateral shortfall and/or cashflow shortfalls, including estimated costs to sell in comparison to the carrying value of the loan. Of the $10.3 million of impaired loans ($8.4 million of non-performing loans,  $1.4 million of performing TDRs, and a $512,000 performing ASC310-30 loan)  at March 31, 2018, $1.1 million had valuation allowances of $174,000 and $9.2 million had no specific allowance. Of the $9.1 million of impaired loans ($7.6 million of non-performing loans, $1.0 million of performing TDRs, and a $520,000 performing ASC310-30 loan) at December 31, 2017, $491,000 had valuation allowances of $157,000 and $8.6 million had no specific allowance. For those impaired loans that management determined that no specific valuation allowance was necessary, management has reviewed the present value of the future cash flows or the appraisal for each loan and determined that no valuation was necessary. During the quarter ended March 31, 2018, DNB recognized $76,000 in total charge-offs, $59,000 of which related to impaired loans. An impaired loan may not represent an expected loss.

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

Analysis of Allowance for Credit Losses

(Dollars in thousands)

	Three Months Ended	Year Ended	Three Months Ended
	March 31, 2018	December 31, 2017	March 31, 2017
Beginning balance	$5,843	$5,373	$5,373
Provisions	375	1,660	325
Loans charged off:
Residential mortgage	(34)	(85)	-
Commercial mortgage	(13)	(519)	(234)
Commercial:
Commercial term	(17)	(683)	(105)
Commercial construction	-	-	-
Lease financing	-	-	-
Consumer:
Home equity	-	-	-
Other	(12)	(38)	(10)
Total charged off	(76)	(1,325)	(349)
Recoveries:
Residential mortgage	1	16	2
Commercial mortgage	-	51	50
Commercial:
Commercial term	2	23	16
Commercial construction	-	42	-
Lease financing	-	1	1
Consumer:
Home Equity	-	-	-
Other	-	2	-
Total recoveries	3	135	69
Ending balance	$6,145	$5,843	$5,418

The following table sets forth the composition of DNB’s allowance for credit losses for the dates indicated.

Composition of Allowance for Credit Losses

(Dollars in thousands)

	March 31, 2018		December 31, 2017		March 31, 2017
		Percent of		Percent of		Percent of
		Loan Type		Loan Type		Loan Type
		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans
Residential mortgage	$226	11%	$221	11%	$247	11%
Commercial mortgage	2,987	58	2,856	57	2,597	57
Commercial:
Commercial term	904	15	845	15	774	14
Commercial construction	1,219	9	1,128	9	1,059	10
Consumer:
Home equity	176	6	183	7	196	7
Other	55	1	63	1	63	1
Unallocated	578	-	547	-	482	-
Total	$6,145	100%	$5,843	100%	$5,418	100%
Reserve for unfunded loan commitments	$309		$348		$376

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

Non-interest income for the three month period ended March 31, 2018 was $1.3 million, compared to $1.3 million for the same period in 2017. The $33,000 decrease during the three months ended March 31, 2018 was mainly attributable to decreases of $80,000 in gains from insurance proceeds and $50,000 in service charges (mostly NSF fees and business analysis charges). These decreases were offset by increases of $61,000 in wealth management, $25,000 in mortgage banking, and $14,000 in other fees (mostly servicing fee income).

NON-INTEREST EXPENSE

Non-interest expense for the three month period ended March 31, 2018 was $6.7 million, compared to $6.7 million for the same period in 2017. During the three months ended March 31, 2018, total non-interest expense decreased by $15,000.  The decrease was primarily due to decreases of $77,000 in FDIC insurance (assessment rate decreased due to improved leverage ratio and increase in income over the last 12 months), $51,000 in due diligence and merger expense (no expense in 2018), $33,000 in other expenses (mostly due to decreased OREO expenses), $22,000 in occupancy (decreased maintenance agreement expenses and decreased rental expense), $9,000 in telecommunications, and $7,000 in furniture and equipment. These decreases were partially offset by increases of $131,000 in salaries and employee benefits, $17,000 in PA shares tax, $16,000 in advertising and marketing, and $10,000 in professional and consulting (mostly legal expenses).

INCOME TAXES

Income tax expense for the three month period ended March 31, 2018 was $582,000, compared to $1.0 million for the same period in 2017. The effective tax rate for the three month period ended March 31, 2018 was 18.2%  compared to 29.6%  for the same period in 2017.  The decrease in effective tax rate was mainly attributable to adoption of the Tax Cuts and Jobs Act of 2017 which reduced the statutory rate from 34% to 21%. Income tax expense for each period differs from the amount determined at the statutory rate, due to tax-exempt income on loans and investment securities, DNB's ownership of BOLI policies, and tax credits recognized on a low-income housing limited partnership.

ASSET QUALITY

DNB continues to work diligently to improve asset quality by adhering to strict underwriting standards and improving lending policies and procedures. Non-performing assets totaled $13.4 million at March 31, 2018 compared to $12.6 million at December 31, 2017 and $12.7 million at March 31, 2017. The non-performing loans to total loans ratio was 0.97% at March 31, 2018,  0.89% at December 31, 2017, and 0.94% at March 31, 2017. The non-performing assets to total assets ratio was 1.22% at March 31, 2018, 1.16% at December 31, 2017, and 1.16% at March 31, 2017. The allowance to non-performing loans ratio was 73.1% at March 31, 2018,  77.4% at December 31, 2017, and 70.6% at March 31, 2017.  Loans acquired in connection with the purchase of ERB have been recorded at fair value, in accordance with GAAP, and are based on an initial estimate of the expected cash flows, including a reduction for estimated credit losses, and without carryover of the respective portfolio’s historical allowance for credit losses. DNB will continually evaluate the loans acquired from ERB for additional impairment as part of our normal allowance review process. Non-performing assets have, and will continue to have, an impact on earnings; therefore management intends to continue working aggressively to reduce the level of such assets.

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

DNB’s Credit Policy Committee monitors the performance of the loan portfolio to identify potential problem assets on a timely basis. Committee members meet to design, implement and review asset recovery strategies, which serve to maximize the recovery of each troubled asset. As of March 31, 2018, DNB had $14.2 million of substandard loans. Of the $14.2 million, $4.7 million are performing and are believed to require supervision and review greater than loans rated pass or special mention; and may, depending on the economic environment and other factors, become non-performing assets in future periods. The amount of performing substandard loans at December 31, 2017 was $4.5 million. The increase in special mention loans during the three months ended March 31, 2018 was primarily due to rating downgrades in the portfolio, specifically $989,000 of commercial mortgages and $1.8 million of commercial construction loans. The majority of the loans are secured by commercial real estate, with lesser amounts being secured by residential real estate, inventory and receivables.

The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, and (iii) OREO as a result of foreclosure or voluntary transfer to DNB as well as other repossessed assets. In addition, the table sets forth DNB's asset quality and allowance coverage ratios at the dates indicated:

Non-Performing Assets

(Dollars in thousands)

	March 31, 2018	December 31, 2017	March 31, 2017
Non-accrual loans:
Residential mortgage	$2,033	$1,915	$1,845
Commercial mortgage	2,088	2,259	1,885
Commercial:
Commercial term	3,015	2,100	1,986
Commercial construction	497	514	1,248
Consumer:
Home equity	464	466	460
Other	311	245	254
Total non-accrual loans	8,408	7,499	7,678
Loans 90 days past due and still accruing	-	54	-
Total non-performing loans	8,408	7,553	7,678
Other real estate owned & other repossessed property	4,993	5,012	5,000
Total non-performing assets	$13,401	$12,565	$12,678
Asset quality ratios:
Non-performing loans to total loans	0.97%	0.89%	0.94%
Non-performing assets to total assets	1.22	1.16	1.16
Allowance for credit losses to:
Total loans	0.71	0.69	0.66
Non-performing loans	73.1	77.4	70.6

Troubled Debt Restructurings Loans whose terms are modified are classified as troubled debt restructurings (“TDR”) if DNB grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired. The recorded investments in troubled debt restructured loans at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018
	Pre-Modification	Post-Modification
(Dollars in thousands)	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Residential mortgage	$754	$883	$681
Commercial mortgage	992	992	977
Consumer:
Home equity	148	148	144
Other	40	42	39
Total	$1,934	$2,065	$1,841

	December 31, 2017
	Pre-Modification	Post-Modification
(Dollars in thousands)	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Residential mortgage	$754	$883	$690
Commercial mortgage	992	992	982
Consumer:
Home equity	148	148	146
Other	40	42	39
Total	$1,934	$2,065	$1,857

At March 31, 2018, DNB had eight TDRs with recorded investment totaling $1,841,000, five of which, totaling $1,121,000, are accruing loans in compliance with the terms of the modification. The remaining $720,000 represents three loans that were nonaccrual impaired loans and resulted in collateral evaluations. As a result of the evaluations, specific reserves and charge-offs have been taken where appropriate. DNB recognized partial charge-offs totaling $151,000 on two residential loans prior to their restructuring and $2,000 on one consumer installment loan after its restructuring. As of March 31, 2018, there were no defaulted TDRs as all TDRs were current with respect to their associated forbearance agreements. There were no defaults on TDRs during the three months ended March 31, 2018.

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

Impaired loans are measured for impairment using the fair value of the collateral for collateral dependent loans.  Information regarding impaired loans is presented as follows:

	At and For the	At and For the	At and For the
	Three Months Ended	Year Ended	Three Months Ended
(Dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Total recorded investment	$10,304	$9,130	$7,825
Impaired loans with a specific allowance	1,107	491	1,465
Impaired loans without a specific allowance	9,197	8,639	6,360
Average recorded investment	9,718	8,373	8,219
Specific allowance allocation	174	157	247
Total principal and interest collected	157	1,409	83
Interest income recorded	22	24	2

LIQUIDITY AND CAPITAL RESOURCES

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes. DNB’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding.  As part of its liquidity management, DNB maintains assets that comprise its liquidity, which totaled $109.2 million at March 31, 2018 compared to $109.3 million at December 31, 2017.  Liquidity includes investments and restricted stock, Federal funds sold and cash and due from banks, less the amount of securities required to be pledged for certain liabilities. DNB also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.

In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs.  Through these relationships, DNB had available credit of approximately $549.2 million at March 31, 2018. As a member of the FHLB, we are eligible to borrow up to a specific credit limit which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of March 31, 2018,  DNB’s Maximum Borrowing Capacity with the FHLBP was $489.2 million. At March 31, 2018, DNB had borrowed $68.0 million and the FHLB had issued letters of credit, on DNB's behalf, totaling $55.0 million against its available credit lines. At March 31, 2018,  DNB also had available $60.0 million of unsecured federal funds lines of credit with other financial institutions as well as $162.4 million of available short or long term funding through the Certificate of Deposit Account Registry Service (CDARS) program,  $145.6 million of available short or long term funding through Raymond James’ brokered CDs agreement, $152.0 million of available short or long term funding through DADavidson’s brokered CDs agreement, and $25.0 million of available short or long term funding through Promontory’s Insured Cash Sweep (ICS) program. Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

At March 31, 2018, DNB had $199.6 million in un-funded loan commitments. Management anticipates these commitments will be funded by means of normal cash flows. Certificates of deposit greater than or equal to $250,000 scheduled to mature in one year or less from March 31, 2018 totaled $33.3 million. Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in cash and cash equivalents or by pay-downs and maturities of loans and investments.

The Corporation and the Bank have each met the definition of “well capitalized” for regulatory purposes on March 31, 2018.  The Bank’s capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of the Corporation’s or the Bank’s overall financial condition or prospects. The Corporation’s capital exceeds the FRB’s minimum leverage ratio requirements for bank holding companies (see additional discussion included in Note 18 of DNB’s December 31, 2017 Form 10-K).

Under federal banking laws and regulations, DNB and the Bank are required to maintain minimum capital as determined by certain regulatory ratios. Capital adequacy for regulatory purposes, and the capital category assigned to an institution by its regulators, may be determinative of an institution’s overall financial condition. Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016. DNB must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% to 2.50% by 2019. The capital conservation buffer is 1.875% and 1.25% for 2018 and 2017, respectively.

The following table summarizes data and ratios pertaining to the Corporation and the Bank's capital structure.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes*		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation
March 31, 2018
Total risk-based capital	$116,681	13.56%	$68,814	8.00%	N/A	N/A
Common Equity Tier 1 capital	91,396	10.63	38,708	4.50	N/A	N/A
Tier 1 risk-based capital	100,396	11.67	51,611	6.00	N/A	N/A
Tier 1 (leverage) capital	100,396	9.33	43,061	4.00	N/A	N/A
December 31, 2017
Total risk-based capital	$113,400	13.73%	$66,083	8.00%	N/A	N/A
Common equity tier 1 capital	88,459	10.71	37,172	4.50	N/A	N/A
Tier 1 risk-based capital	97,459	11.80	49,562	6.00	N/A	N/A
Tier 1 (leverage) capital	97,459	9.19	42,426	4.00	N/A	N/A
DNB First, N.A.
March 31, 2018
Total risk-based capital	$115,380	13.44%	$68,689	8.00%	$85,861	10.00%
Common Equity Tier 1 capital	108,845	12.68	38,637	4.50	55,810	6.50
Tier 1 risk-based capital	108,845	12.68	51,517	6.00	68,689	8.00
Tier 1 (leverage) capital	108,845	10.12	43,010	4.00	53,763	5.00
December 31, 2017
Total risk-based capital	$112,050	13.59%	$65,953	8.00%	$82,441	10.00%
Common equity tier 1 capital	105,859	12.84	37,098	4.50	53,587	6.50
Tier 1 risk-based capital	105,859	12.84	49,465	6.00	65,953	8.00
Tier 1 (leverage) capital	105,859	9.99	42,378	4.00	52,972	5.00
*Does not include capital conservation buffer of 1.875% and 1.25% for March 31, 2018 and December 31, 2017, respectively.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes an Economic Value of Equity ("EVE") model. The EVE model measures the potential price risk of equity to changes in interest rates and factors in the optionality included on the balance sheet. EVE analysis is used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The EVE is likely to be different if rates change. Results falling outside prescribed ranges may require action by management. At March 31, 2018 and December 31, 2017, DNB's variance in the EVE as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the following table. The change as a percentage of the present value of equity with a 200 basis point increase was within DNB's negative 25% guideline at March 31, 2018 and December 31, 2017.

(Dollars in thousands)	March 31, 2018			December 31, 2017
Change in rates	Flat	-200bp	+200bp	Flat	-200bp	+200bp
EVE	$150,958	$144,699	$143,971	$129,535	$120,945	$123,710
Change		(6,259)	(6,987)		(8,590)	(5,825)
Change as % of assets		(0.6%)	(0.6%)		(0.8%)	(0.5%)
Change as % of PV equity		(4.1%)	(4.6%)		(6.6%)	(4.5%)

ITEM 4- CONTROLS AND PROCEDURES

DNB’s Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2018,  the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, Management has concluded that DNB’s current disclosure controls and procedures are effective.

Management of DNB is responsible for establishing and maintaining adequate internal control over financial reporting for DNB, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. There was no change in DNB’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, DNB’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Neither DNB nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material legal proceedings other than ordinary routine litigation incident to their businesses.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in“Risk Factors” included within the 2017 Form 10-K. The risks described therein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended March 31, 2018. The following table provides information on repurchases by DNB of its common stock in each month of the quarter ended March 31, 2018:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	Per Share	or Programs	Programs (a)

January 1, 2018 – January 31, 2018	-	$-	-	$63,016

February 1, 2018 – February 28, 2018	-	-	-	$63,016

March 1, 2018 – March 31, 2018	-	-	-	$63,016

Total	-	$-	-	$63,016

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

overmber
DNB FINANCIAL CORPORATION

May 8, 2018	BY:	/s/ William J. Hieb
William J. Hieb, Chief Executive Officer, President and Director

May 8, 2018	BY:	/s/ Gerald F. Sopp
Gerald F. Sopp, Chief Financial Officer and Executive Vice President

Exhibit Index

Exhibit Number	Description
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