Form 10-Q
period 2018-06-30
DNB FINANCIAL CORP /PA/
filed 2018-08-06
CIK 713671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: June 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 Par Value) (Class)	4,306,400 (Shares Outstanding as of August 6, 2018)

DNB FINANCIAL CORPORATION AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

DNB Financial Corporation and Subsidiary

Consolidated Statements of Financial Condition (Unaudited)

	June 30,	December 31,
(Dollars in thousands, except share and per share data)	2018	2017
Assets
Cash and due from banks	$33,452	$10,917
Cash and cash equivalents	33,452	10,917
Available-for-sale investment securities at fair value (amortized cost of $106,450 and $113,555)	103,429	111,783
Held-to-maturity investment securities (fair value of $60,815 and $62,420)	62,145	62,390
Total investment securities	165,574	174,173
Loans held for sale	276	651
Loans	885,320	845,897
Allowance for credit losses	(6,188)	(5,843)
Net loans	879,132	840,054
Restricted stock	6,950	7,641
Office property and equipment, net	8,150	8,649
Accrued interest receivable	3,911	3,822
Other real estate owned & other repossessed property	5,113	5,012
Bank owned life insurance (BOLI)	9,418	9,314
Core deposit intangible	388	435
Goodwill	15,525	15,525
Net deferred taxes	3,075	2,980
Other assets	2,645	2,742
Total assets	$1,133,609	$1,081,915
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$175,561	$176,815
Interest-bearing deposits:
NOW	216,261	199,310
Money market	254,061	221,726
Savings	80,044	81,050
Time	114,766	140,490
Brokered deposits	93,422	41,812
Total deposits	934,115	861,203
Federal Home Loan Bank of Pittsburgh (FHLBP) advances	62,972	79,013
Repurchase agreements	5,609	12,023
Junior subordinated debentures	9,279	9,279
Subordinated debt	9,750	9,750
Other borrowings	336	2,738
Total borrowings	87,946	112,803
Accrued interest payable	561	554
Other liabilities	5,654	5,413
Total liabilities	1,028,276	979,973
Stockholders’ Equity
Common stock, $1.00 par value;
20,000,000 shares authorized; 4,370,185 and 4,362,939 issued, respectively; 4,301,898 and 4,286,117 outstanding, respectively	4,385	4,379
Treasury stock, at cost; 68,287 and 76,822 shares, respectively	(1,276)	(1,429)
Surplus	69,268	69,110
Retained earnings	36,804	32,272
Accumulated other comprehensive loss	(3,848)	(2,390)
Total stockholders’ equity	105,333	101,942
Total liabilities and stockholders’ equity	$1,133,609	$1,081,915

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share and per share data)	2018	2017	2018	2017
Interest Income:
Interest and fees on loans	$10,164	$9,574	$20,046	$19,095
Interest and dividends on investment securities:
Taxable	862	757	1,655	1,454
Exempt from federal taxes	218	236	435	478
Interest on cash and cash equivalents	45	94	66	128
Total interest and dividend income	11,289	10,661	22,202	21,155
Interest Expense:
Interest on NOW, money market and savings	994	588	1,824	1,072
Interest on time deposits	333	313	658	614
Interest on brokered deposits	414	94	613	186
Interest on FHLB advances	239	168	540	337
Interest on repurchase agreements	6	7	12	13
Interest on junior subordinated debentures	113	95	218	187
Interest on subordinated debt	103	103	207	207
Interest on other borrowings	19	14	35	28
Total interest expense	2,221	1,382	4,107	2,644
Net interest income	9,068	9,279	18,095	18,511
Provision for credit losses	375	585	750	910
Net interest income after provision for credit losses	8,693	8,694	17,345	17,601
Non-interest Income:
Service charges	261	291	574	654
Wealth management	512	471	947	845
Mortgage banking	76	14	137	50
Increase in cash surrender value of BOLI	52	55	104	110
Gain on sale of investment securities, net	-	25	-	25
Gain on sale of loans	10	97	10	97
Gains from insurance proceeds	-	-	-	80
Other fees	421	469	833	867
Total non-interest income	1,332	1,422	2,605	2,728
Non-interest Expense:
Salaries and employee benefits	4,261	3,724	8,033	7,365
Furniture and equipment	550	505	1,039	1,001
Occupancy	634	656	1,331	1,375
Professional and consulting	424	456	827	849
Advertising and marketing	204	274	386	440
Printing and supplies	70	86	123	136
FDIC insurance	122	150	240	345
PA shares tax	243	233	485	458
Telecommunications	84	88	165	178
Postage	24	27	65	62
Loss on sale or write down of OREO, net	140	115	140	114
Due diligence and merger expense	-	26	-	77
Other expenses	784	744	1,436	1,429
Total non-interest expense	7,540	7,084	14,270	13,829
Income before income tax expense	2,485	3,032	5,680	6,500
Income tax expense	436	746	1,018	1,773
Net income	$2,049	$2,286	$4,662	$4,727
Earnings per common share:
Basic	$0.48	$0.54	$1.09	$1.11
Diluted	$0.47	$0.53	$1.08	$1.10
Cash dividends per common share	$0.07	$0.07	$0.14	$0.14
Weighted average common shares outstanding:
Basic	4,298,409	4,257,633	4,294,758	4,252,207
Diluted	4,314,418	4,292,411	4,311,696	4,283,424

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Net income	$2,049	$2,286	$4,662	$4,727
Other Comprehensive (Loss) Income:
Unrealized holding gains arising during the period
Before tax amount	(235)	85	(1,249)	236
Tax effect	49	(29)	262	(80)
	(186)	56	(987)	156
Accretion of discount on AFS to HTM reclassification
Before tax amount(1)	-	5	-	7
Tax effect(2)	-	(1)	-	(3)
	-	4	-	4
Less reclassification for gains on sales of AFS investment securities included in net income
Before tax amount(3)	-	(9)	-	(9)
Tax effect(2)	-	3	-	3
	-	(6)	-	(6)
Total other comprehensive (loss) income	(186)	54	(987)	154
Total comprehensive income	$1,863	$2,340	$3,675	$4,881
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

DNB Financial Corporation and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

					Accumulated
					Other
	Common	Treasury		Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at January 1, 2018	$4,379	$(1,429)	$69,110	$32,272	$(2,390)	$101,942
Net income for six months ended June 30, 2018	-	-	-	4,662	-	4,662
Other comprehensive loss	-	-	-	-	(987)	(987)
Restricted stock compensation expense (4,908 shares vested)	8	-	196	-	-	204
Exercise of stock options (2,338 shares)	2	-	(2)	-	-	-
Taxes on exercise of stock options	(4)	-	(176)	-	-	(180)
Cash dividends - common ($0.14 per share)	-	-	-	(601)	-	(601)
Sale of treasury shares to 401(k) (5,658 shares)	-	102	92	-	-	194
Sale of treasury shares to deferred comp. plan (2,877 shares)	-	51	48	-	-	99
Adoption impact - ASU 2018-02	-	-	-	471	(471)	-
Balance at June 30, 2018	$4,385	$(1,276)	$69,268	$36,804	$(3,848)	$105,333

					Accumulated
					Other
	Common	Treasury		Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at January 1, 2017	$4,351	$(1,730)	$68,973	$25,520	$(2,274)	$94,840
Net income for six months ended June 30, 2017	-	-	-	4,727	-	4,727
Other comprehensive income	-	-	-	-	154	154
Restricted stock compensation expense	8	-	206	-	-	214
Exercise of stock options (9,132 shares)	9	-	(9)	-	-	-
Taxes on exercise of stock options	-	-	(187)	-	-	(187)
Cash dividends - common ($0.14 per share)	-	-	-	(596)	-	(596)
Sale of treasury shares to 401(k) (4,288 shares)	-	98	37	-	-	135
Sale of treasury shares to deferred comp. plan (2,566 shares)	-	50	68	-	-	118
Balance at June 30, 2017	$4,368	$(1,582)	$69,088	$29,651	$(2,120)	$99,405

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017
Cash Flows From Operating Activities:
Net income	$4,662	$4,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	761	846
Provision for credit losses	750	910
Stock based compensation	204	214
Net gain on sale of securities	-	(25)
Net loss on sale or write down of OREO and other repossessed property	140	114
Gain on insurance proceeds	-	(80)
Earnings from investment in BOLI	(104)	(110)
Deferred tax expense	167	289
Proceeds from sales of mortgage loans	8,620	1,657
Mortgage loans originated for sale	(8,108)	(1,607)
Gain on sale of mortgage loans	(137)	(50)
Proceeds from sales of loans	188	1,742
Loans originated for sale	(178)	(1,645)
Gain on sale of loans	(10)	(97)
(Increase) decrease in accrued interest receivable	(89)	9
Decrease in other assets	97	369
Increase in accrued interest payable	7	18
Increase (decrease) in other liabilities	241	(3)
Net Cash Provided by Operating Activities	7,211	7,278
Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Sales	-	3,030
Maturities, repayments and calls	6,953	14,341
Purchases	-	(12,086)
Activity in held-to-maturity securities:
Sales	-	737
Maturities, repayments and calls	304	507
Purchases	-	(1,407)
Net decrease (increase) in restricted stock	691	(1,185)
Net increase in loans	(40,102)	(2,798)
Death benefit proceeds	-	310
Purchases of property and equipment	(122)	(459)
Expenses capitalized in OREO	-	(15)
Proceeds from sale of OREO and other repossessed property	33	168
Net Cash (Used in) Provided by Investing Activities	(32,243)	1,143
Cash Flows From Financing Activities:
Net increase in deposits	72,912	7,872
Repayment of FHLBP advances	(200,641)	(13,311)
Funding of FHLBP advances	184,600	7,848
Net (decrease) increase in repurchase agreements	(6,414)	3,811
Repayment of other borrowings	(2,402)	(25)
Dividends paid	(601)	(596)
Payment of employee taxes on stock option exercise and share award vest	(180)	(187)
Tax benefit for restricted stock vesting	-	-
Sale of treasury stock	293	253
Net Cash Provided by Financing Activities	47,567	5,665
Net Change in Cash and Cash Equivalents	22,535	14,086
Cash and Cash Equivalents at Beginning of Period	10,917	22,103
Cash and Cash Equivalents at End of Period	$33,452	$36,189
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$4,100	$2,626
Income taxes	600	1,886
Supplemental Disclosure of Non-cash Flow Information:
Net decrease in goodwill	-	65
Transfers from loans to real estate owned and other repossessed property	274	2,851

See accompanying notes to unaudited consolidated financial statements.

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, DNB First, National Association (the "Bank") have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior amounts not affecting net income are reclassified when necessary to conform to current period classifications. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results which may be expected for the entire year.  The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2017.

Subsequent Events-- Management has evaluated events and transactions occurring subsequent to June 30, 2018 for items that should potentially be recognized or disclosed in these Consolidated Financial Statements. The evaluation was conducted through the date these financial statements were issued.

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

Non-interest Income Non-interest income includes revenue from contracts with customers in the scope of ASU 2014-09 as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Non-interest Income:
Service charges:
Non-sufficient funds charges	$142	$177	$301	$365
Business analysis charges	44	39	85	81
Cycle charges	22	21	45	46
Lockbox fees	8	8	52	55
Stop payment fees	3	5	7	10
Wire transfer fees	22	23	43	44
Other service charges	20	18	41	53
Total service charges	261	291	574	654
Wealth management:
DNB Investments & Insurance	150	144	238	246
DNB First Investment Management & Trust	362	327	709	599
Total wealth management	512	471	947	845
Other fee income:
Cardholder interchange fees	269	257	514	488
Safe deposit box	26	25	50	50
Check printing	12	18	35	39
Merchant card processing	42	56	90	97
ATM surcharges for non-DNB customers	20	22	37	40
Other fee income	13	35	27	57
Total other fee income	382	413	753	771
Total Revenue from contracts with customers	1,155	1,175	2,274	2,270
Total Revenue not within the scope of ASC 606	177	247	331	458
Total non-interest income	$1,332	$1,422	$2,605	$2,728

Service charges on deposit accounts are recorded monthly when DNB’s performance obligations are complete. Deposit balances are disclosed in the Consolidated Statement of Condition. For transaction-based service charges such as non-sufficient funds charges, wire transfer fees, stop payment fees, ATM fees, and other transaction-based fees, revenue is recognized at the time of sale after the transaction posts in the customer’s account.

Wealth management revenue includes non-deposit products and services offered under the names “DNB Investment & Insurance” and “DNB First Investment Management & Trust”.

Through a third-party marketing agreement with Cetera Investment Services, LLC (“Cetera”), DNB Investment & Insurance offers a complete line of investment and insurance products. DNB’s performance obligation as an agent is to arrange for the sale of products by Cetera. Monthly, DNB recognizes  commission fees in the amounts to which it is entitled in accordance with the terms of the marketing agreement for products sold. Shortly after a sale, the product provided remits the commission payment through Cetera to the Company, and the Company recognizes the revenue.

DNB First Investment Management & Trust offers a full line of investment and fiduciary services. DNB’s performance obligation is to manage investments, estates and trusts. Investment management and trust income is primarily comprised of fees earned from the management and administration of trusts, estates and investment agency portfolios. The Company’s performance obligation is generally satisfied over time and the resulting fees are recognized quarterly, based upon the quarter-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to customers’ accounts. While managing estates and trusts, DNB contracts with a third-party tax preparation service. For tax preparation services, DNB’s obligation as an agent is to arrange for the performance of services by the third party. As tax services are rendered, DNB records revenue monthly, net of the cost of the services.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. In particular, the guidance revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The guidance also amends certain disclosure requirements associated with fair value of financial instruments. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. As of June 30, 2018, DNB did not hold any equity investments (excluding restricted investments in bank stocks).  DNB does not expect to make significant purchases of equity investments; therefore, the adoption of this ASU is not expected to be material to DNB's consolidated financial statements. Adoption of the standard on January 1, 2018 also resulted in the use of an exit price rather than an entrance price to determine the fair value of loans not measured at fair value on a non-recurring basis in the consolidated balance sheets.

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

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, this ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods therein. Accordingly, effective January of 2017, DNB adopted the pronouncement. During the three and six month periods ended June 30, 2018, DNB had $29,000 and $42,000 of tax benefits for stock option exercises and restricted stock vesting, respectively. In accordance with ASU 2016-09, forfeitures are recognized as they occur instead of applying an estimated forfeiture rate to each grant. For purposes of the determination of stock-based compensation expense for the three and six month periods ended June 30, 2018, we recognized actual forfeitures of 4,095 and 4,345 shares of restricted stock awards that were granted to officers and other employees.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718):  Scope of Modification Accounting; (“ASU 2017-09”).  ASU 2017-09 provides clarity by offering guidance on the scope of modification accounting for share-based payment awards and gives direction on which changes to the terms or conditions of these awards require an entity to apply modification accounting.  Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions.  The guidance is effective prospectively for all companies for annual periods beginning on or after December 15, 2017. Early adoption is permitted. DNB adopted the ASU on January 1, 2018 and the effects were immaterial.

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

NOTE 2: INVESTMENT SECURITIES

The amortized cost and fair values of investment securities, as of the dates indicated, are summarized as follows:

	June 30, 2018
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$8,615	$56	$-	$8,671
Government Sponsored Entities (GSE) mortgage-backed securities	443	-	(1)	442
Corporate bonds	13,913	136	(72)	13,977
Collateralized mortgage obligations GSE	1,291	-	(51)	1,240
State and municipal taxable	362	-	(12)	350
State and municipal tax-exempt	37,521	10	(1,396)	36,135
Total	$62,145	$202	$(1,532)	$60,815

Available For Sale
US Government agency obligations	$50,070	$-	$(621)	$49,449
GSE mortgage-backed securities	30,328	-	(1,348)	28,980
Collateralized mortgage obligations GSE	11,130	-	(608)	10,522
Corporate bonds	12,936	-	(275)	12,661
State and municipal tax-exempt	1,986	-	(169)	1,817
Total	$106,450	$-	$(3,021)	$103,429

	December 31, 2017
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$8,483	$163	$-	$8,646
Government Sponsored Entities (GSE) mortgage-backed securities	496	9	-	505
Corporate bonds	14,047	243	(2)	14,288
Collateralized mortgage obligations GSE	1,471	-	(29)	1,442
State and municipal taxable	363	-	(8)	355
State and municipal tax-exempt	37,530	59	(405)	37,184
Total	$62,390	$474	$(444)	$62,420

Available For Sale
US Government agency obligations	$53,279	$-	$(386)	$52,893
GSE mortgage-backed securities	33,203	-	(715)	32,488
Collateralized mortgage obligations GSE	12,101	-	(447)	11,654
Corporate bonds	12,981	12	(173)	12,820
State and municipal tax-exempt	1,991	-	(63)	1,928
Total	$113,555	$12	$(1,784)	$111,783

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The following table details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at June 30, 2018 and December 31, 2017.

	June 30, 2018
			Fair Value	Unrealized	Fair Value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
GSE mortgage-backed securities	$442	$(1)	$442	$(1)	$-	$-
Corporate bonds	4,192	(72)	4,192	(72)	-	-
Collateralized mortgage obligations GSE	1,241	(51)	531	(16)	710	(35)
State and municipal taxable	350	(12)	350	(12)	-	-
State and municipal tax-exempt	26,416	(1,396)	13,130	(339)	13,286	(1,057)
Total	$32,641	$(1,532)	$18,645	$(440)	$13,996	$(1,092)
Available For Sale
US Government agency obligations	$49,449	$(621)	$15,625	$(297)	$33,824	$(324)
GSE mortgage-backed securities	28,980	(1,348)	3,798	(131)	25,182	(1,217)
Collateralized mortgage obligations GSE	10,522	(608)	201	(7)	10,321	(601)
Corporate bonds	12,661	(275)	6,520	(128)	6,141	(147)
State and municipal tax-exempt	1,817	(169)	284	(1)	1,533	(168)
Total	$103,429	$(3,021)	$26,428	$(564)	$77,001	$(2,457)

	December 31, 2017
			Fair Value	Unrealized	Fair Value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
Corporate bonds	$498	$(2)	$498	$(2)	$-	$-
Collateralized mortgage obligations GSE	1,442	(29)	620	(5)	822	(24)
State and municipal taxable	355	(8)	355	(8)	-	-
State and municipal tax-exempt	20,240	(405)	6,775	(67)	13,465	(338)
Total	$22,535	$(444)	$8,248	$(82)	$14,287	$(362)
Available For Sale
US Government agency obligations	$52,893	$(386)	$30,894	$(185)	$21,999	$(201)
GSE mortgage-backed securities	32,488	(715)	9,055	(133)	23,433	(582)
Collateralized mortgage obligations GSE	11,654	(447)	2,132	(56)	9,522	(391)
Corporate bonds	10,759	(173)	4,572	(43)	6,187	(130)
State and municipal tax-exempt	1,928	(63)	288	(2)	1,640	(61)
Total	$109,722	$(1,784)	$46,941	$(419)	$62,781	$(1,365)

As of June 30, 2018, there were nineteen collateralized mortgage obligations GSE, twenty GSE mortgage-backed securities, nine U.S. agency obligations, forty-three tax-exempt municipalities, one taxable municipality, and twelve corporate bonds which were in an unrealized loss position. DNB does not intend to sell these securities and management of DNB does not expect to be required to sell any of these securities prior to a recovery of their cost basis. Management has reviewed all of these securities and believes that DNB will collect all principal and interest that is due on debt securities on a timely basis.  Management does not believe any individual unrealized loss as of June 30, 2018 represents an other-than-temporary impairment (OTTI). DNB reviews its investment portfolio on a quarterly basis, reviewing each investment for OTTI. The OTTI analysis focuses on condition of the issuers as well as duration and severity of impairment in determining OTTI. As of June 30, 2018, the following securities were reviewed:

Collateralized mortgage obligations GSE  There are nineteen impaired securities classified as collateralized mortgage obligations, seventeen of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 7.59% of its carrying value. All of these securities were issued and insured by FNMA, FHLMC or GNMA. DNB receives monthly principal and interest payments on all of these securities on a timely basis and none of these agencies have ever defaulted on mortgage-backed principal or interest. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from June 30, 2018 levels. Management concluded that these securities were not other-than-temporarily impaired at June  30, 2018.

GSE mortgage-backed securities  There are twenty impaired securities classified as GSE mortgage-backed securities, seventeen of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 5.35% of its carrying value. These securities were issued and insured by FNMA, FHLMC or GNMA. DNB receives monthly principal and interest payments on these securities on a timely basis and none of these have ever defaulted on mortgage-backed principal or interest. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from June 30, 2018 levels. Management concluded that these securities were not other-than-temporarily impaired at June 30, 2018.

US Government agency obligations  There are nine impaired securities classified as agencies, five of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 5.36% of its carrying value. All of these securities were issued and insured by FHLB, FNMA, or FHLMC. DNB has received timely interest payments on all of these securities and none of these agencies have ever defaulted on their bonds. DNB anticipates a recovery in the market value as the securities approach their maturity dates. Management concluded that these securities were not other-than-temporarily impaired at June 30, 2018.

State and municipal tax-exempt There are forty-three impaired securities in this category, which are comprised of intermediate to long-term municipal bonds, twenty-one of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 11.13% of its carrying value. All of the issues carry a “BBB-” or better underlying credit rating and/or have strong underlying fundamentals; included but not limited to annual financial reports, geographic location, population, and debt ratios. In certain cases, options for calls reduce the effective duration and in turn, future market value fluctuations. All issues are performing and are expected to continue to perform in accordance with their respective contractual terms and conditions. There have not been disruptions of any payments associated with any of these municipal securities. These bonds are investment grade and the value decline is related to the changes in interest rates. Of the forty-three municipal securities, there are seventeen insured school districts, fifteen uninsured school districts, four insured townships, and seven uninsured townships, all of which have strong underlying ratings. Management concluded that these securities were not other-than-temporarily impaired at June 30, 2018.

State and municipal taxable There is one impaired security in this category, which has been impaired for less than 12 months. The unrealized loss of this security is 3.36% of its carrying value. This security is an insured township and carries a “BBB+” underlying credit. It is performing and is expected to continue to perform in accordance with its contractual terms and conditions. There have not been disruptions of any payments associated with this municipal security. Management concluded that this security was not other-than-temporarily impaired at June 30, 2018.

Corporate bonds There are twelve impaired bonds classified as corporate bonds, four of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 5.54% of its carrying value. The bonds are investment grade and the value decline is related to the changes in interest rates that occurred since the time of purchase and subsequent changes in spreads affecting the market prices. All of the issues carry a "BBB+" or better underlying credit support and were evaluated on the basis on their underlying fundamentals; included but not limited to annual financial reports, rating agency reports, capital strength and debt ratios. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from June 30, 2018 levels. Management concluded that these securities were not other-than-temporarily impaired at June 30, 2018.

The amortized cost and fair value of investment securities as of June 30, 2018, by final contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid without penalties.

	Held to Maturity		Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,000	$1,000	$34,760	$34,531
Due after one year through five years	21,516	21,604	22,809	22,419
Due after five years through ten years	28,528	27,867	23,062	22,069
Due after ten years	11,101	10,344	25,819	24,410
Total investment securities	$62,145	$60,815	$106,450	$103,429

The HTM security sold during the six months ended June 30, 2017 was sold in accordance with GAAP, as DNB collected greater than 85% of the original recorded investment on the HTM security prior to the sale. As a result, it is appropriate to continue to carry the remaining HTM portfolio as currently classified. Gains and losses resulting from investment sales, redemptions or calls were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Gross realized gains-AFS	$-	$10	$-	$10
Gross realized gains-HTM	-	16	-	16
Gross realized losses-AFS	-	(1)	-	(1)
Net realized gain	$-	$25	$-	$25

At June 30, 2018 and December 31, 2017, investment securities with a carrying value of approximately $92.5 million and $105.9 million, respectively, were pledged to secure public funds, repurchase agreements and for other purposes as required by law.

NOTE 3: LOANS

The following table sets forth information concerning the composition of total loans outstanding, as of the dates indicated.

(Dollars in thousands)	June 30, 2018	December 31, 2017
Residential mortgage	$98,858	$93,959
Commercial mortgage	516,772	484,868
Commercial:
Commercial term	130,565	129,535
Commercial construction	80,594	75,014
Consumer:
Home equity	53,173	56,844
Other	5,358	5,677
Total loans	$885,320	$845,897
Less allowance for credit losses	(6,188)	(5,843)
Net loans	$879,132	$840,054

Information concerning non-accrual loans is shown in the following tables:

			Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(Dollars in thousands)	June 30, 2018	December 31, 2017	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income
Non-accrual loans:
Residential mortgage	$1,344	$1,915	$18	$-	$18	$43	$-	$43
Commercial mortgage	1,593	2,259	28	-	28	58	-	58
Commercial:
Commercial term	2,583	2,100	46	-	46	90	-	90
Commercial construction	488	514	9	-	9	20	-	20
Consumer:
Home equity	498	466	3	-	3	8	-	8
Other	215	245	3	-	3	11	-	11
Total non-accrual loans	$6,721	$7,499	$107	$-	$107	$230	$-	$230
Loans 90 days past due and accruing	23	54	1	1	-	1	1	-
Total non-performing loans	$6,744	$7,553	$108	$1	$107	$231	$1	$230

		Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
(Dollars in thousands)	June 30, 2017	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income
Non-accrual loans:
Residential mortgage	$1,815	$21	$-	$21	$42	$-	$42
Commercial mortgage	2,375	36	-	36	77	-	77
Commercial:
Commercial term	1,510	28	-	28	66	-	66
Commercial construction	447	46	-	46	91	-	91
Consumer:
Home equity	404	6	-	6	12	-	12
Other	311	7	-	7	12	-	12
Total non-accrual loans	$6,862	$144	$-	$144	$300	$-	$300
Loans 90 days past due and accruing	-	-	-	-	-	-	-
Total non-performing loans	$6,862	$144	$-	$144	$300	$-	$300

NOTE 4: ALLOWANCE FOR CREDIT LOSSES

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a scheduled payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of June 30, 2018 and December 31, 2017.

Age Analysis of Past Due Loans Receivable

	June 30, 2018
							Loans
	30-59	60-89					Receivable
	Days	Days	Greater			Total	> 90
	Past	Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivable	Accruing
Residential mortgage	$883	$-	$1,146	$2,029	$96,829	$98,858	$-
Commercial mortgage (less acquired with credit deterioration)	947	-	960	1,907	514,052	515,959	-
Acquired commercial mortgage with credit deterioration	-	-	-	-	813	813	-
Commercial:
Commercial term	77	-	2,370	2,447	128,118	130,565	23
Commercial construction	-	488	-	488	80,106	80,594	-
Consumer:
Home equity	382	160	355	897	52,276	53,173	-
Other	54	-	150	204	5,154	5,358	-
Total	$2,343	$648	$4,981	$7,972	$877,348	$885,320	$23

	December 31, 2017
							Loans
	30-59	60-89					Receivable
	Days	Days	Greater			Total	> 90
	Past	Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivable	Accruing
Residential mortgage (less acquired with credit deterioration)	$887	$349	$1,148	$2,384	$91,568	$93,952	$-
Acquired residential mortgage with credit deterioration	-	-	7	7	-	7	-
Commercial mortgage (less acquired with credit deterioration)	221	-	1,126	1,347	483,105	484,452	-
Acquired commercial mortgage with credit deterioration	-	-	416	416	-	416	-
Commercial:
Commercial term	381	13	1,654	2,048	127,487	129,535	-
Commercial construction	514	-	-	514	74,500	75,014	-
Consumer:
Home equity	15	-	386	401	56,443	56,844	-
Other	13	139	156	308	5,369	5,677	54
Total	$2,031	$501	$4,893	$7,425	$838,472	$845,897	$54

DNB had $793,000 of residential mortgage loans in the process of foreclosure and $74,000 of residential mortgage loans in other real estate owned as of June 30, 2018. DNB had $638,000 residential mortgage loans in the process of foreclosure and $149,000 of residential mortgage loans in other real estate owned as of December 31, 2017.

The following tables summarize information in regards to impaired loans by loan portfolio class as of June 30, 2018 and December 31, 2017, and for the three and six months ended June 30, 2018 and 2017.

Impaired Loans

	June 30, 2018			December 31, 2017
	Recorded	Unpaid	Related	Recorded	Unpaid	Related
	Investment	Principal	Allowance	Investment	Principal	Allowance
(Dollars in thousands)		Balance			Balance
With no related allowance recorded:
Residential mortgage	$1,922	$2,244	$-	$1,908	$2,210	$-
Commercial mortgage	2,486	2,804	-	2,809	3,207	-
Acquired commercial mortgage with credit deterioration	522	535	-	936	950
Commercial:
Commercial term	1,957	2,456	-	1,743	2,253	-
Commercial construction	488	514	-	514	514	-
Consumer:
Home equity	641	641	-	612	632	-
Other	204	263	-	117	117	-
Total	$8,220	$9,457	$-	$8,639	$9,883	$-
With allowance recorded:
Residential mortgage	74	74	1	-	-	-
Acquired residential mortgage with credit deterioration	-	-	-	7	26	3
Commercial mortgage	79	156	19	19	93	19
Commercial:
Commercial term	626	709	171	337	343	123
Consumer:
Other	42	42	3	128	129	12
Total	$821	$981	$194	$491	$591	$157
Total:
Residential mortgage	1,996	2,318	1	1,908	2,210	-
Acquired residential mortgage with credit deterioration	-	-	-	7	26	3
Commercial mortgage	2,565	2,960	19	2,828	3,300	19
Acquired commercial mortgage with credit deterioration	522	535	-	936	950	-
Commercial:
Commercial term	2,583	3,165	171	2,080	2,596	123
Commercial construction	488	514	-	514	514	-
Consumer:
Home equity	641	641	-	612	632	-
Other	246	305	3	245	246	12
Total	$9,041	$10,438	$194	$9,130	$10,474	$157

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Residential mortgage	$2,109	$5	$1,610	$-	$2,042	$6	$1,291	$-
Acquired residential mortgage with credit deterioration	-	-	11	-	-	-	11	-
Commercial mortgage	2,597	12	1,253	-	2,668	24	1,808	-
Acquired commercial mortgage with credit deterioration	654	8	1,137	-	748	15	1,316	-
Commercial:
Commercial term	2,024	-	1,192	-	1,931	-	802	-
Commercial construction	493	-	848	-	500	-	830	-
Consumer:
Home equity	624	2	580	2	620	4	568	4
Other	207	-	94	-	177	-	100	-
Total	$8,708	$27	$6,725	$2	$8,686	$49	$6,726	$4
With allowance recorded:
Residential mortgage	37	-	210	-	25	-	509	-
Acquired residential mortgage with credit deterioration	-	-	-	-	2	-	-	-
Commercial mortgage	81	-	-	-	60	-	-	-
Acquired commercial mortgage with credit deterioration	-	-	-	-	-	-	-	-
Commercial:
Commercial term	774	-	557	-	628	-	430	-
Commercial construction	-	-	-	-	-	-	149	-
Consumer:
Other	71	-	189	-	90	-	173	-
Total	$963	$-	$956	$-	$805	$-	$1,261	$-
Total:
Residential mortgage	2,146	5	1,820	-	2,067	6	1,800	-
Acquired residential mortgage with credit deterioration	-	-	11	-	2	-	11	-
Commercial mortgage	2,678	12	1,253	-	2,728	24	1,808	-
Acquired commercial mortgage with credit deterioration	654	8	1,137	-	748	15	1,316	-
Commercial:
Commercial term	2,798	-	1,749	-	2,559	-	1,232	-
Commercial construction	493	-	848	-	500	-	979	-
Consumer:
Home equity	624	2	580	2	620	4	568	4
Other	278	-	283	-	267	-	273	-
Total	$9,671	$27	$7,681	$2	$9,491	$49	$7,987	$4

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within DNB’s internal risk rating system as of June 30, 2018 and December 31, 2017.

Credit Quality Indicators

	June 30, 2018
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$97,501	$-	$1,357	$-	$98,858
Commercial mortgage	509,378	2,383	5,011	-	516,772
Commercial:
Commercial term	126,773	544	3,248	-	130,565
Commercial construction	78,429	1,643	522	-	80,594
Consumer:
Home equity	52,361	144	668	-	53,173
Other	5,143	-	215	-	5,358
Total	$869,585	$4,714	$11,021	$-	$885,320

	December 31, 2017
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$91,993	$-	$1,966	$-	$93,959
Commercial mortgage	479,308	125	5,435	-	484,868
Commercial:
Commercial term	125,926	115	3,494	-	129,535
Commercial construction	73,902	-	1,112	-	75,014
Consumer:
Home equity	56,085	-	759	-	56,844
Other	5,432	-	245	-	5,677
Total	$832,646	$240	$13,011	$-	$845,897

Troubled Debt Restructurings Loans whose terms are modified are classified as troubled debt restructurings (“TDR”) if DNB grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. During the six month period ended June 30, 2018 DNB classified one residential mortgage loan totaling $73,000 as TDR. The loan’s rate was changed but the term was not extended. During the six month period ended June 30, 2017, DNB did not classify any loans as TDRs.  Loans classified as troubled debt restructurings are designated as impaired. The recorded investments in troubled debt restructured loans at June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018
	Pre-Modification	Post-Modification
(Dollars in thousands)	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Residential mortgage	$676	$805	$652
Commercial mortgage	992	992	972
Consumer:
Home equity	148	148	143
Other	40	42	30
Total	$1,856	$1,987	$1,797

	December 31, 2017
	Pre-Modification	Post-Modification
(Dollars in thousands)	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Residential mortgage	$603	$732	$690
Commercial mortgage	992	992	982
Consumer:
Home equity	148	148	146
Other	40	42	39
Total	$1,783	$1,914	$1,857

At June 30, 2018, DNB had nine TDRs with recorded investment totaling $1,797,000, all of which are accruing loans in compliance with the terms of the modifications. As a result of collateral evaluations, specific reserves and charge-offs have been taken where appropriate. DNB recognized partial charge-offs totaling $151,000 on two residential loans prior to their restructuring and $2,000 on one consumer installment loan after its restructuring. As of June 30, 2018, there were no defaulted TDRs as all TDRs were current with respect to their associated forbearance agreements. There were no defaults on TDRs during the six months ended June 30, 2018.

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

The following tables set forth the composition of DNB’s allowance for credit losses as of June 30, 2018 and December 31, 2017, the activity for the three and six months ended June 30, 2018 and 2017 and as of and for the year ended December 31, 2017.

Allowance for Credit Losses and Recorded Investment in Loans Receivables

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - April 1, 2018	$226	$2,987	$904	$1,219	$-	$176	$55	$578	$6,145
Charge-offs	(103)	(171)	(47)	-	-	-	(37)	-	(358)
Recoveries	25	-	-	-	-	-	1	-	26
Provisions	59	260	32	136	-	20	30	(162)	375
Ending balance - June 30, 2018	$207	$3,076	$889	$1,355	$-	$196	$49	$416	$6,188

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2018	$221	$2,856	$845	$1,128	$-	$183	$63	$547	$5,843
Charge-offs	(137)	(184)	(64)	-	-	-	(49)	-	(434)
Recoveries	26	-	2	-	-	-	1	-	29
Provisions	97	404	106	227	-	13	34	(131)	750
Ending balance - June 30, 2018	$207	$3,076	$889	$1,355	$-	$196	$49	$416	$6,188
Ending balance: individually evaluated for impairment	$1	$19	$171	$-	$-	$-	$3	$-	$194
Ending balance: collectively evaluated for impairment	$206	$3,057	$718	$1,355	$-	$196	$46	$416	$5,994
Loans receivables:
Ending balance	$98,858	$516,772	$130,565	$80,594	$-	$53,173	$5,358		$885,320
Ending balance: individually evaluated for impairment	$1,996	$2,565	$2,583	$488	$-	$641	$246		$8,519
Ending balance: acquired with credit deterioration	$-	$522	$-	$-	$-	$-	$-		$522
Ending balance: collectively evaluated for impairment	$96,862	$513,685	$127,982	$80,106	$-	$52,532	$5,112		$876,279
Reserve for unfunded loan commitments included in other liabilities	$-	$3	$183	$201	$-	$21	$-		$408

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - April 1, 2017	$247	$2,597	$774	$1,059	$-	$196	$63	$482	$5,418
Charge-offs	-	(249)	(491)	-	-	-	-	-	(740)
Recoveries	-	-	3	-	-	-	1	-	4
Provisions	(2)	286	339	149	-	(7)	20	(200)	585
Ending balance - June 30, 2017	$245	$2,634	$625	$1,208	$-	$189	$84	$282	$5,267

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2017	$349	$2,531	$709	$969	$-	$196	$61	$558	$5,373
Charge-offs	-	(483)	(596)	-	-	-	(10)	-	(1,089)
Recoveries	2	50	19	-	1	-	1	-	73
Provisions	(106)	536	493	239	(1)	(7)	32	(276)	910
Ending balance - June 30, 2017	$245	$2,634	$625	$1,208	$-	$189	$84	$282	$5,267
Reserve for unfunded loan commitments included in other liabilities	$-	$9	$140	$173	$-	$18	$-		$340

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Ending balance - December 31, 2017	$221	$2,856	$845	$1,128	$-	$183	$63	$547	$5,843
Ending balance: individually evaluated for impairment	$3	$19	$123	$-	$-	$-	$12	$-	$157
Ending balance: collectively evaluated for impairment	$218	$2,837	$722	$1,128	$-	$183	$51	$547	$5,686
Loans receivables:
Ending balance	$93,959	$484,868	$129,535	$75,014	$-	$56,844	$5,677		$845,897
Ending balance: individually evaluated for impairment	$1,908	$2,828	$2,080	$514	$-	$612	$245		$8,187
Ending balance: acquired with credit deterioration	$7	$936	$-	$-	$-	$-	$-		$943
Ending balance: collectively evaluated for impairment	$92,044	$481,104	$127,455	$74,500	$-	$56,232	$5,432		$836,767
Reserve for unfunded loan commitments included in other liabilities	$-	$2	$155	$173	$-	$18	$-		$348

NOTE 5: EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the treasury stock method and reflects the potential dilution that could occur from the exercise of stock options, and warrants and the amortized portion of unvested stock awards. Stock options and unvested stock awards for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. Treasury shares are not deemed outstanding for calculations. There were no outstanding stock warrants, no anti-dilutive stock options outstanding, and no anti-dilutive stock awards outstanding at June 30, 2018 and June 30, 2017. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$2,049	4,298	$0.48	$4,662	4,295	$1.09
Effect of potential dilutive common stock equivalents – stock options and restricted shares	-	16	(0.01)	-	17	(0.01)
Diluted EPS
Income available to common stockholders after assumed conversions	$2,049	4,314	$0.47	$4,662	4,312	$1.08

	Three Months Ended			Six Months Ended
	June 30, 2017			June 30, 2017
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$2,286	4,258	$0.54	$4,727	4,252	$1.11
Effect of potential dilutive common stock equivalents – stock options and restricted shares	-	34	(0.01)	-	31	(0.01)
Diluted EPS
Income available to common stockholders after assumed conversions	$2,286	4,292	$0.53	$4,727	4,283	$1.10

NOTE 6: ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders' equity are as follows:

Accumulated Other Comprehensive Loss	Before-Tax	Tax	Net-of-Tax
(Dollars in thousands)	Amount	Effect	Amount
June 30, 2018
Net unrealized loss on AFS securities	$(3,021)	$634	$(2,387)
Unrealized actuarial losses-pension	(1,849)	388	(1,461)
	$(4,870)	$1,022	$(3,848)
December 31, 2017
Net unrealized loss on AFS securities	$(1,772)	$603	$(1,169)
Unrealized actuarial losses-pension	(1,849)	628	(1,221)
	$(3,621)	$1,231	$(2,390)

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

Repurchase Agreements Accounted for as Secured Borrowings

Repurchase agreements accounted for as secured borrowings are shown in the following table.

(Dollars in thousands)	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
June 30, 2018
Repurchase agreements and repurchase-to-maturity transactions	$5,609	$-	$-	$-	$5,609
Gross amount of recognized liabilities for repurchase agreements
in statement of financial condition	$5,609				$5,609
December 31, 2017
Repurchase agreements and repurchase-to-maturity transactions	$12,023	$-	$-	$-	$12,023
Gross amount of recognized liabilities for repurchase agreements
in statement of financial condition	$12,023				$12,023

As of June 30, 2018 and December 31, 2017, DNB had $5.6 million and $12.0 million of repurchase agreements, respectively. In conjunction with these repurchase agreements, $5.7 million and $12.3 million of state and municipal securities were sold on an overnight basis as of June 30, 2018 and December 31, 2017, respectively, which represents 102% of the repurchase agreement amounts.

NOTE 8: STOCK-BASED COMPENSATION

Stock Option Plan

DNB has a Stock Option Plan for employees and directors. Under the plan, options (both qualified and non-qualified) to purchase a maximum of 793,368 (as adjusted for subsequent stock dividends) shares of DNB’s common stock could be issued to employees and directors. Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years. Vesting of options under the plan is determined by the Plan Committee. There were 354,090 shares available for grant at June 30, 2018. All options are immediately exercisable. During the three and six months ended June 30, 2018 and 2017, DNB had no expenses related to the plan and anticipates no additional expense related to the plan. Under the Stock Option Plan, 5,300 shares were exercised during the six months ended June 30, 2018. The shares awarded from the non-qualified cashless exercises resulted in an increase in shares outstanding of 2,338 shares. There was a cash equivalent of 2,962 shares used to pay all applicable taxes on the transactions. Under the Stock Option Plan, 18,850 shares were exercised during the six months ended June 30, 2017. The shares awarded from the non-qualified cashless exercises resulted in an increase in shares outstanding of 9,132 shares. There was a cash equivalent of 9,718 shares used to pay all applicable taxes on the transactions. Stock option activity is indicated below.

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2018	16,450	$10.31
Issued	-	-
Exercised	5,300	10.31
Forfeited	-	-
Expired	-	-
Outstanding June 30, 2018	11,150	$10.31

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2017	49,700	$9.18
Issued	-	-
Exercised	18,850	7.34
Forfeited	-	-
Expired	-	-
Outstanding June 30, 2017	30,850	$10.31

The weighted-average price and weighted average remaining contractual life for the outstanding options are listed in the following table for the dates indicated.

June 30, 2018
Range of			Weighted Average
Exercise	Number	Number	Exercise	Remaining	Intrinsic
Prices	Outstanding	Exercisable	Price	Contractual Life	Value
$6.93-10.99	11,150	11,150	$10.31	0.45 years	$276,000

December 31, 2017
Range of			Weighted Average
Exercise	Number	Number	Exercise	Remaining	Intrinsic
Prices	Outstanding	Exercisable	Price	Contractual Life	Value
$6.93-10.99	16,450	16,450	$10.31	0.95 years	$385,000

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

Share awards granted by the Plan were recorded at the date of award based on the market value of shares. Awards are being amortized to expense over a three or four year cliff-vesting period. DNB records compensation expense equal to the value of the shares being amortized. For the three and six month periods ended June 30, 2018, $108,000 and $204,000 was amortized to expense. For the three and six month periods ended June 30, 2017, $107,000 and $214,000 was amortized to expense.

DNB issued 3,000 restricted stock awards during the first quarter of 2016 and 26,595 restricted stock awards in December 2015 that required the award recipient to hold the shares for one additional year after vesting. These awards cliff vest in three years. For these shares, DNB adopted the Chaffee Model to measure the fair value by applying a 9.1% discount due to the lack of marketability when these transactions took place. The input assumptions used and resulting fair values were an expected life of 5 years, volatility of 19.37%, annual rate of quarterly dividends of 1.01%, and bond equivalent yield of 1.742%.

As of June 30, 2018, there was approximately $439,000 in additional compensation that will be recognized over the remaining service period of approximately 1.49 years. At June 30, 2018, 308,254 shares were reserved for future grants under the Plan.

There were 8,500 restricted shares that vested during the six months ended June 30, 2018. The shares awarded from the cashless exercises resulted in an increase in shares outstanding of 4,908 shares. There was a cash equivalent of 3,492 shares used to pay all applicable taxes on the transactions. There were no such transaction during the six months ended June 30, 2017. Stock grant activity is indicated below:

		Weighted Average
	Shares	Stock Price
Non-vested stock awards—January 1, 2018	31,130	$26.53
Granted	10,750	33.98
Forfeited	4,345	28.92
Vested	8,500	26.69
Non-vested stock awards—June 30, 2018	29,035	$28.88

		Weighted Average
	Shares	Stock Price
Non-vested stock awards—January 1, 2017	55,775	$25.63
Granted	500	34.00
Forfeited	90	23.99
Vested	-	-
Non-vested stock awards—June 30, 2017	56,185	$25.70

NOTE 9:  INCOME TAXES

As of June 30, 2018, DNB had no material unrecognized tax benefits or accrued interest and penalties. It is DNB’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.  Federal and state tax years 2015 through 2017 were open for examination as of June 30, 2018.

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

OREO assets are adjusted to fair value less estimated selling costs upon transfer of the loans to OREO establishing a new cost basis. Subsequently, OREO assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. These assets are included as Level 3 fair values.

The following tables present assets measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

	June 30, 2018

(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities:
US Government agency obligations	$-	$49,449	$-	$49,449
GSE mortgage-backed securities	-	28,980	-	28,980
Collateralized mortgage obligations GSE	-	10,522	-	10,522
Corporate bonds	-	12,661	-	12,661
State and municipal tax-exempt	-	1,817	-	1,817
Total	$-	$103,429	$-	$103,429

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$1,961	$1,961
OREO and other repossessed property	-	-	1,167	1,167
Total	$-	$-	$3,128	$3,128

	December 31, 2017

(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities:
US Government agency obligations	$-	$52,893	$-	$52,893
GSE mortgage-backed securities	-	32,488	-	32,488
Collateralized mortgage obligations GSE	-	11,654	-	11,654
Corporate bonds	-	12,820	-	12,820
State and municipal tax-exempt	-	1,928	-	1,928
Total	$-	$111,783	$-	$111,783

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$1,814	$1,814
OREO and other repossessed property	-	-	817	817
Total	$-	$-	$2,631	$2,631

The following table presents additional information about assets measured at fair value on a nonrecurring basis and for which DNB has utilized Level 3 inputs to determine fair value:

June 30, 2018
Quantitative Information about Level 3 Fair Value Measurement

	Fair Value	Valuation		Range
(Dollars in thousands)	Estimate	Techniques	Unobservable Input	(Weighted Average)
Impaired loans - Residential mortgage	$73	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loans - Commercial mortgage	796	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-7%	to	-8%	(-8%)
Impaired loans - Commercial term	1,014	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-7%	to	-31%	(-17%)
Impaired loans - Consumer other	78	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loan total	$1,961
Other real estate owned	$1,167		Disposal costs (2)	8%	to	8%	(-8%)
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

Impaired loans.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $9.0 million at June 30, 2018. Of this, $821,000 had specific valuation allowances of $194,000, leaving a fair value of $627,000 as of June 30, 2018. In addition, DNB had $1.5 million in impaired loans that were partially charged down by $117,000, leaving $1.3 million at fair value as of June 30, 2018. The total fair value of impaired loans at June 30, 2018 was $2.0 million. Impaired loans had a carrying amount of $9.1 million at December 31, 2017. Of this, $491,000 had specific valuation allowances of $157,000, leaving a fair value of $334,000 at December 31, 2017. In addition, DNB had $1.9 million in impaired loans that were partially charged down by $442,000, leaving $1.5 million at fair value as of December 31, 2017. The total fair value of impaired loans at December 31, 2017 was $1.8 million.

Other Real Estate Owned & other repossessed property.  Other real estate owned (“OREO”) consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets are classified as OREO and other repossessed property are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. DNB had $5.1 million of such assets at June 30, 2018, $4.9 million of which was OREO and $187,000 was in other repossessed property. DNB had $5.0 million of such assets at December 31, 2017, which consisted of $4.8 million in OREO and $177,000 in other repossessed property. DNB wrote down the carrying values of one OREO property by $140,000 during the six month period ended June 30, 2018. DNB wrote down the carrying value of one OREO property by $102,000 to $1.2 million during the six month period ended June 30, 2017.

DNB's policy is to recognize transfer between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Level 1 and 2 for the six months ended June 30, 2018.

Below is management’s estimate of the fair value of all financial instruments, whether carried at cost or fair value on the Company’s consolidated statement of financial condition. The carrying amounts and fair values of financial instruments at June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$33,452	$33,452	$33,452	$-	$-
AFS investment securities	103,429	103,429	-	103,429	-
HTM investment securities	62,145	60,815	-	58,815	2,000
Restricted stock	6,950	6,950	-	6,950	-
Loans held-for-sale	276	280	-	-	280
Loans, net of allowance, including impaired	879,132	864,770	-	-	864,770
Accrued interest receivable	3,911	3,911	-	3,911	-
Financial liabilities
Deposits:
Non-interest-bearing	175,561	175,561	-	175,561	-
NOW, Money market, and Savings	550,366	550,366	-	550,366	-
Time	114,766	113,523	-	113,523	-
Brokered	93,422	91,892	-	91,892	-
Repurchase agreements	5,609	5,609	-	5,609	-
FHLBP advances	62,972	62,229	-	62,229	-
Junior subordinated debentures and other borrowings	9,279	9,902	-	9,902	-
Subordinated debt	9,750	9,531	-	9,531	-
Accrued interest payable	561	561	-	561	-
Off-balance sheet instruments	-	-	-	-	-

	December 31, 2017

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$10,917	$10,917	$10,917	$-	$-
AFS investment securities	111,783	111,783	-	111,783	-
HTM investment securities	62,390	62,420	-	60,420	2,000
Restricted stock	7,641	7,641	-	7,641	-
Loans held-for-sale	651	657	-	-	657
Loans, net of allowance, including impaired	840,054	821,672	-	-	821,672
Accrued interest receivable	3,822	3,822	-	3,822	-
Financial liabilities
Deposits:
Non-interest-bearing	176,815	176,815	-	176,815	-
NOW, Money market, and Savings	502,086	502,086	-	502,086	-
Time	140,490	139,406	-	139,406	-
Brokered	41,812	42,304	-	42,304	-
Repurchase agreements	12,023	12,023	-	12,023	-
FHLBP advances	79,013	78,531	-	78,531	-
Junior subordinated debentures and other borrowings	9,279	9,373	-	9,373	-
Subordinated debt	9,750	9,577	-	9,577	-
Accrued interest payable	554	554	-	554	-
Off-balance sheet instruments	-	-	-	-	-

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

Deposits The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate money market accounts, savings accounts, and interest checking accounts approximate their fair values at the reporting date. Fair values for fixed-rate CDs and brokered deposits (all of which are CDs) are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits. Of the $93.4 million in brokered deposits at June 30, 2018, $20.9 million matures in 2018, $25.9 million matures in 2019, $28.4 million matures in 2020, $13.2 million matures in 2021, and $5.0 million matures in 2022.

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

Off-balance-sheet Instruments (Disclosed at Cost)  Off-balance-sheet instruments are primarily comprised of loan commitments, which are generally priced at market at the time of funding. Fees on commitments to extend credit and stand-by letters of credit are deemed to be immaterial and these instruments are expected to be settled at face value or expire unused. It is impractical to assign any fair value to these instruments. At June 30, 2018, un-funded loan commitments totaled $195.1 million and stand-by letters of credit totaled $3.0 million. At December 31, 2017, un-funded loan commitments totaled $176.6 million and stand-by letters of credit totaled $4.6 million.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

DNB Financial Corporation (the “Registrant”, “Corporation” or "DNB"), may from time to time make written or oral “forward-looking statements,” including statements contained in the Corporation’s filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the exhibits hereto and thereto), in its reports to stockholders and in other communications by the Corporation, which are made in good faith by the Corporation pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

These forward-looking statements include statements with respect to the Corporation’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Corporation’s control).  The words “may,” “could,” “should,” “would,”  “will,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements.  The following factors, among others, could cause the Corporation’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Corporation conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; the downgrade, and any future downgrades, in the credit rating of the U.S. Government and federal agencies; inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Corporation and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of users to substitute competitors’ products and services for the Corporation’s products and services; the success of the Corporation in gaining regulatory approval of its products and services, when required; the impact of changes in laws and regulations applicable to financial institutions (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; the nature, extent, and timing of governmental actions and reforms the implementation of Basel III, which may be changed unilaterally and retroactively by legislative or regulatory actions; and the success of the Corporation at managing the risks involved in the foregoing.

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

DESCRIPTION OF DNB'S BUSINESS AND BUSINESS STRATEGY

DNB Financial Corporation, a Pennsylvania business corporation, is a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System (Federal Reserve Board). The Registrant was incorporated on October 28, 1982 and commenced operations on July 1, 1983 upon consummation of the acquisition of all of the outstanding stock of Downingtown National Bank, now known as DNB First, National Association (the “Bank”). Since commencing operations, DNB’s business has consisted primarily of managing and supervising the Bank, and its principal source of income has been derived from the Bank.

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

Strategic Plan Update.  Net income was $2.0 million, or $0.47 per diluted share, for the quarter ending June 30, 2018, compared with $2.3 million, or $0.53 per share, for the same quarter, last year.  For the six months ending June 30, 2018, DNB reported net income of $4.7 million, or $1.08 per share, compared with $4.7 million, or $1.10 per share, for the same period last year. Non-interest expense for the second quarter of 2018 included a one-time severance payment of $434,000 and other related costs of $79,000 associated with an internal restructuring, as well as a $140,000 write-down of an OREO property.

•

As of June 30, 2018, total assets were $1.1 billion.  Since December 31, 2017, total assets increased $51.7 million, or 4.8% (not annualized) primarily due to loan growth of $39.4 million, or 4.7% (not annualized).  Total deposits increased $72.9 million, or 8.5% (not annualized) since December 31, 2017, mainly due to growth in money market and brokered deposits.  As of June 30, 2018, total shareholders’ equity was $105.3 million, compared with $101.9 million as of December 31, 2017.  Tangible book value per share was $20.79 as of June 30, 2018, compared with $20.06 as of December 31, 2017.

•

Gross loans held for investment were $885.3 million, or 78.1% of total assets, as of June 30, 2018.  As of June 30, 2018, commercial loans – a key strategic emphasis - totaled $727.9 million and represented 82% of total loans.  Over the past 3 months, total commercial loans increased $19.4 million, or 2.7% (not annualized).  Commercial mortgage loans increased $18.3 million, or 3.7%, commercial business loans decreased $579,000, or less than 1%, and commercial construction loans increased $1.7 million, or 2.2%.

•

On a sequential quarter basis, core deposits increased $11.0 million, or 1.5% (not annualized), and were 77.8% of total deposits as of June 30, 2018.  As of the same date, noninterest-bearing deposits were 18.8% of total deposits.  Core deposit growth in the first quarter of 2018 was primarily attributable to an increase in NOW accounts.  The amount of time deposits was relatively stable through the second quarter of 2018 as DNB used brokered deposits to help fund loan growth due to their more favorable rates and maturities compared with other non-core funding sources.

•

Asset quality remained strong as net charge-offs were 0.15% (annualized) of total average loans for the quarter ending June 30, 2018.  Total non-performing assets, including loans and other real estate property, were $11.9 million as of June 30, 2018, compared with $13.4 million as of March 31, 2018, and $12.6 million as of December 31, 2017.  The ratio of non-performing loans to total loans was 0.76% compared with 0.97% as of March 31, 2018 and 0.89% as of December 31, 2017.

DNB’s most significant revenue source continues to be net interest income, defined as total interest income less total interest expense, which accounted for approximately 87% of total revenue during the second quarter of 2018. To produce net interest income and consistent earnings growth over the long-term, DNB must generate loan and deposit growth at acceptable economic spreads within its market area. To generate and grow loans and deposits, DNB must focus on a number of areas including, but not limited to, the economy, branch expansion, sales practices, customer satisfaction and retention, competition, customer behavior, technology, product innovation and credit performance of its customers.

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

MATERIAL CHALLENGES, RISKS AND OPPORTUNITIES

The following is a summary of material challenges, risks and opportunities DNB has faced during the six month period ended June 30, 2018:

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

The largest component of DNB’s total income is net interest income, and the majority of DNB’s financial instruments are comprised of interest rate-sensitive assets and liabilities with various terms and maturities.  The primary objective of management is to maximize net interest income while minimizing interest rate risk.  Interest rate risk is derived from timing differences in the re-pricing of assets and liabilities, loan prepayments, deposit withdrawals, and differences in lending and funding rates.  The ALCO actively seeks to monitor and control the mix of interest rate-sensitive assets and interest rate-sensitive liabilities. One measure of interest rate risk is net interest income simulation analysis.  The ALCO utilizes simulation analysis, whereby the model estimates the variance in net interest income with a change in interest rates. Simulation model results continue to show moderate liability sensitivity to rising rates in 100, 200, 300 and 400 basis point shock scenarios over a 12 month period. Rate changes ramped in over 24 months also show moderate liability sensitivity.

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

To attract these customers, DNB offers deposit products and services, such as Choice Checking relationship products, and Online Banking with bill payment, external transfer and account aggregation functionality. DNB also offers a complete package of cash management services including automated clearing house services, remote deposit, payroll services, merchant services, and account payment solutions. Our broad range of Business Checking products provides solutions to meet the needs of a variety of businesses and non-profit organizations.

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

In addition to deposit insurance assessments, banks are subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The FDIC sets the Financing Corporation assessment rate every quarter. The current annual Financing Corporation assessment rate is 32 basis points on the deposit insurance assessment base, as defined above, which we anticipate will result in an aggregate estimated FICO assessment payment by the Bank of $34,000 in 2018.

Material Trends and Uncertainties.

DNB reported net income available to common shareholders of $2.0 million, or $0.47 per diluted share, for the quarter ending June 30, 2018, compared with $2.3 million, or $0.53 per share, for the same quarter, last year.  For the six months ending June 30, 2018, the Company reported net income of $4.7 million, or $1.08 per share, compared with $4.7 million, or $1.10 per share, for the same period last year.

There are many aspects of the economy and the Federal Reserve’s monetary policy that influence DNB’s ability to grow revenues and net income. In general, the U.S. economy is growing at a moderate pace. Average monthly job growth for the first six months of 2018 was approximately 215,000 based on preliminary estimates, while the national unemployment rate remained low at 4.0% as of June 30, 2018. Activity in the housing market continues at a moderate pace. Short-term interest rates are expected to continue to gradually rise. One of the most significant factors is that US economic growth is strengthening to about 3%, largely due to a substantial fiscal boost. Employment growth remains robust which, coupled with buoyant asset prices and strong consumer confidence, is sustaining income and consumption growth. Business investment is projected to strengthen as a result of major tax reform and supportive financial conditions. A pick-up in the world economy is underpinning export growth, although tensions have emerged on how best to reduce barriers to trade.

Although the national and international economies influence DNB’s Results, economic conditions in southeastern Pennsylvania are more germane, as the majority of DNB’s loan and deposits relationships are with businesses and individuals within the Third Federal Reserve District. The Federal Reserve’s July 18, 2018 Beige Book summarizes the economic climate which impacts DNB’s operating environment.

Aggregate business activity in the Third District continued at a modest pace of growth during the July 18, 2018 Beige Book period. Employment also continued at a modest pace; but with hiring constrained by a tightening labor market, wage increases have become more widespread and accelerated to a moderate pace. Despite rising labor costs, most of the Federal Reserve’s contacts are not yet concerned that inflation will exceed its current modest pace. While manufacturing activity and nonfinancial services maintained a moderate pace of growth, most retail sectors continued at a modest pace. The construction and real estate sectors tended to be flat or declining. In particular, nonresidential construction activity has begun to decline from its previously high levels and represented the only sector with a significant shift in activity during the July 18, 2018 Beige Book period. The growth outlook over the next six months remained positive, with over half of all firms anticipating increases in general activity.

Homebuilders reported no change in sales and construction activity. In most major Third District markets, sales of existing homes continued to be down moderately compared with the same period last year. According to brokers, inventories remain at very low levels throughout the District.

The Federal Reserve’s nonresidential real estate contacts reported no change in the modest growth in leasing activity. However, as several major projects reach or near completion in Philadelphia, there has been a slow and steady decline in labor hours from previously high levels of construction activity.

Third District financial firms reported modest growth in overall loan volumes (excluding credit cards)--a somewhat faster pace than the May 30, 2018 Beige Book period. Volumes grew moderately in mortgages and in commercial and industrial lending and grew slightly in commercial real estate lending. However, these gains were offset by slight declines in home equity lines, auto loans, and in other consumer loans. Compared with one year earlier, loans grew modestly in all categories, except for home equity lines. During the current period, credit card lending grew at a moderate pace, however slow by comparison to the same period last year for this highly seasonal measure. Over the year, credit card lending has grown modestly. The Federal Reserve’s banking contacts continued to note competitive pressure to raise deposit rates but flagged few concerns about credit standards and no issues with credit quality. Bankers remained generally confident about future economic prospects.

Third District manufacturing activity maintained a moderate pace of growth. About 40 percent of the firms reported an increase in shipments and new orders; however, this percentage was closer to 50 percent for new orders during the May 30, 2018 Beige Book period. The makers of chemical products, paper products, fabricated metal products, and electronic equipment tended to note gains in new orders and shipments, while the makers of lumber products, primary metals, and industrial machinery reported mixed results. On balance, the Federal Reserve’s manufacturing contacts continued to expect general activity to increase over the next six months and the percentage of firms expecting future increases remained just below 50 percent. About 40 percent of the firms expected increases in future employment and future capital expenditures, which represented an improved outlook for capital expenditures since the May 30, 2018 Beige Book period, but a lower expectation for employment.

These and other factors have impacted DNB’s operations. We continue to focus on the consistency and stability of core earnings and balance sheet strength which are critical success factors in today’s challenging economic environment.

Regulatory Reform and Legislation. From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of DNB in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. DNB cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on its financial condition or results of operations. A change in statutes, regulations or regulatory policies applicable to DNB or our subsidiaries could have a material effect on our business, financial condition and results of operations.

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

FINANCIAL CONDITION

DNB's total assets were $1.13 billion at June 30, 2018, compared to $1.08 billion at December 31, 2017.  The $51.7 million increase in total assets was primarily attributable to a $39.1 million increase in net loans and a $22.5 million increase in cash and cash equivalents, offset by an  $8.6 million decrease in investment securities.

Investment Securities. Investment securities, including restricted stock, at June 30, 2018 were $172.5 million, compared to $181.8 million at December 31, 2017. The $9.3 million decrease in investment securities and restricted stock was primarily due to $7.3 million in principal pay-downs, calls and maturities, a  $691,000 decrease in restricted stock,  and a $1.2 million increase in unrealized loss of the AFS portfolio.

Gross Loans. DNB’s loans held for investment increased  $39.4 million to $885.3 million at June 30, 2018, compared to $845.9 million at December 31, 2017. Total commercial loans increased  $38.5 million and residential loans increased $4.9 million, while consumer loans decreased  $4.0 million.

Deposits. Deposits were $934.1 million at June 30, 2018, compared to $861.2 million at December 31, 2017. Deposits increased $72.9 million or 8.47% during the six month period ended June 30, 2018. Core deposits, which are comprised of demand, NOW, money markets and savings accounts, increased by $47.0 million, while time deposits decreased by $25.7 million and brokered deposits increased by $51.6 million.

Borrowings. Borrowings were $87.9 million at June 30, 2018, compared to $112.8 million at December 31, 2017. The decrease of $24.9 million or 22.04% was primarily due to a $16.0 million decrease in FHLBP advances, a $6.4 million decrease in repurchase agreements, and a $2.4 million decrease in other borrowings.

Stockholders’ Equity. Stockholders' equity was $105.3 million at June 30, 2018, compared to $101.9 million at December 31, 2017.  The increase in stockholders’ equity was primarily a result of year-to-date earnings of $4.7 million,  sales of treasury shares totaling $293,000, and restricted stock compensation expense of $204,000. These additions to stockholders’ equity were partially offset by other comprehensive loss of $987,000, taxes on the exercise of stock options of $180,000 and $601,000 of dividends paid on DNB’s common stock.

RESULTS OF OPERATIONS

SUMMARY

Net income for the three and six month periods ended June 30,  2018 was $2.0 million and $4.7 million, respectively, compared to $2.3 million and $4.7 million for the same periods in 2017. Diluted earnings per share for the three and six month periods ended June 30, 2018 was $0.48 and $1.08, compared to $0.53 and $1.10 for the same periods in 2017. The $237,000 decrease in net income in the second quarter of 2018 compared to the second quarter of 2017 was primarily attributable to a $456,000 increase in non-interest expense (primarily due to increased salaries and employee benefits expense from a previously disclosed one-time internal restructuring expense), a $211,000 decrease in net interest income before provision (primarily due to increased interest expense on deposits), a $90,000 decrease in non-interest income (primarily due to a reduction in gains on sales of loans and securities), offset by a  $310,000 decrease in income tax expense (primarily due to decreased effective tax rate as a result of the Tax Cuts and Jobs Act of 2017) and a $210,000 decrease in provision for credit losses. The $65,000 decrease in net income during the six month period ended June 30, 2018 compared to the six month period ended June 30, 2017 was primarily attributable to a $441,000 increase in non-interest expense (primarily due to increased salaries and employee benefits), a $416,000 decrease in net interest income before provision (primarily due to increased interest expense on deposits), and a $123,000 decrease in non-interest income (primarily due to decreased gains on sales of loans, securities, and insurance proceeds), offset by a $755,000 decrease in income tax expense (primarily due to decreased effective tax rate as a result of the Tax Cuts and Jobs Act of 2017) and a $160,000 decrease in provision for credit losses.

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

Net interest income for the three and six month periods ended June 30, 2018 was $9.1 million and $18.1 million, compared to $9.3 million and $18.5 million for the same periods in 2017. Interest income for the three and six month periods ended June 30, 2018 was $11.3 million and $22.2 million, compared to $10.7 million and $21.2 million for the same periods in 2017.  The $628,000 increase in interest income in the second quarter of 2018, compared to the second quarter of 2017, was primarily due to increases of $590,000 in interest and fees on loans and $87,000 in interest and dividends on investment securities, offset by a decrease of $49,000 in interest on cash and cash equivalents.  The $1.0 million increase in interest income in the six month period ended June 30, 2018, compared to the six month period ended June 30, 2017, was primarily due to increases of $951,000 in interest and fees on loans and $158,000 in interest and dividends on investment securities, offset by a decrease of $62,000 in interest on cash and cash equivalents. The weighted average yield on total interest-earning assets was 4.28% and 4.26% for the three and six month periods ended June 30, 2018,  compared to 4.12% and 4.14% for the same periods in 2017. Interest expense for the three and six month periods ended June 30, 2018 was $2.2 million and $4.1 million, compared to $1.4 million and $2.6 million for the same periods in 2017.  The $839,000 increase in interest expense in the second quarter of 2018, compared to the second quarter of 2017, was primarily due to increases of $746,000 in interest on deposits and $93,000 in interest on borrowings. The $1.5 million increase in interest expense in the six month period ended June 30, 2018, compared to the six month period ended June 30, 2017, was primarily due to increases of $1.2 million in interest on deposits and $240,000 in interest on borrowings. The composite cost of funds for the three and six month periods ended June 30, 2018 was 0.90% and 0.84%, compared to 0.56% and 0.54% for the same periods in 2017.

Interest on loans was $10.2 million and $20.0 million for the three and six month periods ended June 30, 2018, compared to $9.6 million and $19.1 million for the same periods in 2017. The average balance of loans was $869.2 million, with a tax equivalent average yield of 4.70% (a non-GAAP measure) for the second quarter of 2018, compared to $817.1 million, with a tax equivalent average yield of 4.68%  (a non-GAAP measure) for the same period in 2017.  The average balance of loans was $860.4 million, with a tax equivalent average yield of 4.71% (a non-GAAP measure) for the six month period ended June 30, 2018, compared to $816.1 million, with a tax equivalent average yield of 4.69% (a non-GAAP measure) for the same period in 2017. See the following table for a reconciliation of the non-GAAP measure “tax equivalent average yield on loans.”

Tax equivalent average yield on loans (Non-GAAP)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Interest and fees on loans (GAAP)	$10,164	$9,574	$20,046	$19,095
Tax adjustment	27	66	57	132
Tax equivalent interest and fees on loans (Non-GAAP)	$10,191	$9,640	$20,103	$19,227
Average balance of loans	$869,166	$817,148	$860,443	$816,094
Tax equivalent average yield on loans (Non-GAAP)	4.70%	4.68%	4.71%	4.69%

Interest and dividends on investment securities was $1.1 million and $2.1 million for the three and six month periods ended June 30, 2018, compared to $993,000 and $1.9 million for the same periods in 2017. The average balance of investment securities was $178.6 million with a tax equivalent average yield of 2.53%  (a non-GAAP measure) for the second quarter of 2018, compared to $183.4 million with a tax equivalent average yield of 2.42%  (a non-GAAP measure) for the same period in 2017.  The average balance of investment securities was $180.6 million with a tax equivalent average yield of 2.44% (a non-GAAP measure) for the six month period ended June 30, 2018, compared to $185.3 million with a tax equivalent average yield of 2.36% (a non-GAAP measure) for the same period in 2017. See the following table for a reconciliation of the non-GAAP measure “tax equivalent average yield on investment securities.”

Tax equivalent average yield on investment securities (Non-GAAP)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Interest on tax exempt investment securities (GAAP)	$1,080	$993	$2,090	$1,932
Tax adjustment	52	115	110	240
Tax equivalent interest on tax-exempt investment securities (Non-GAAP)	$1,132	$1,108	$2,200	$2,172
Average balance of investment securities	$178,644	$183,360	$180,638	$185,274
Tax equivalent average yield on investment securities (Non-GAAP)	2.53%	2.42%	2.44%	2.36%

Interest on deposits was $1.7 million and $3.1 million for the three and six month periods ended June 30, 2018, compared to $995,000 and $1.9 million for the same periods in 2017. The average balance of deposits was $907.8 million, with an average rate of 0.77% for the second quarter of 2018, compared to $903.5 million, with an average rate of 0.44% for the same period in 2017.  The average balance of deposits was $890.4 million, with an average rate of 0.70% for the six month period ended June 30, 2018, compared to $893.5 million, with an average rate of 0.42% for the same period in 2017.  The increases in average rate were attributable to a  75 basis points increase in the federal funds rate, which has impacted the rates DNB pays on the majority of interest-bearing deposit accounts.

Interest on borrowings was $480,000 and $1.0 million for the three and six month periods ended June 30, 2018, compared to $387,000 and $772,000 for the same periods in 2017. The average balance of borrowings was $87.7 million, with an average rate of 2.20% for the second quarter of 2018, compared to $82.6 million, with an average rate of 1.87% for the same period in 2017. The average balance of borrowings was $97.8 million, with an average rate of 2.08% for the six month period ended June 30, 2018, compared to $85.2 million, with an average rate of 1.82% for the same period in 2017.

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

There was a $375,000 and $750,000 provision made during the three and six months periods ended June 30, 2018, compared to $585,000 and $910,000 for the same periods in 2017. DNB’s percentage of allowance for credit losses to total loans was 0.70%  at June 30, 2018 compared to 0.69% and 0.65% at December 31, 2017 and June 30, 2017, respectively. Net charge-offs were $405,000, $1.2 million, and $1.0 million during the six months ended June 30, 2018, year ended December 31, 2017, and six months ended June 30, 2017, respectively. The percentage of net charge-offs to total average loans were 0.05%, 0.15%, and 0.12% for those same respective periods. Management believes that the allowance for credit losses is adequate, but continues to monitor it along with other performance metrics including those ratios related to non-performing loans. Management is not aware of any potential problem loans, which were accruing and current at June 30, 2018, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to DNB. Non-performing loans decreased  $809,000 during the six month period ended June 30, 2018.  The ratio of the allowance for credit losses as a percentage of loans reflects management’s estimate of the level of inherent losses in the portfolio.

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

As of June 30, 2018, DNB had $11.9 million of non-performing assets, which included $6.7 million of non-performing loans and $5.1 million of OREO and other repossessed assets. This compares to $12.6 million of non-performing assets at December 31, 2017 which included $7.6 million of non-performing loans and $5.0 million of OREO and other repossessed assets. Loans are reviewed for impairment in accordance with FASB ASC 310-10-35. Impaired loans can either be secured or unsecured, not including large groups of smaller balance loans that are collectively evaluated. Impairment is measured by the difference between the loan amount and the present value of the future cash flow discounted at the loan’s effective interest rate. Management measures loans for impairment by using the fair value of collateral for collateral dependent loans. In general, management reduces the amount of the appraisal by the estimated cost of acquisition and disposition of the underlying collateral and compares that adjusted value with DNB’s carrying value. DNB establishes a specific valuation allowance on impaired loans that have a collateral shortfall and/or cashflow shortfalls, including estimated costs to sell in comparison to the carrying value of the loan. Of the $9.0 million of impaired loans ($6.7 million of non-performing loans,  $1.8 million of performing TDRs, and a $522,000 performing ASC 310-30 loan)  at June 30, 2018, $821,000 had valuation allowances of $194,000 and $8.2 million had no specific allowance. Of the $9.1 million of impaired loans ($7.6 million of non-performing loans, $1.0 million of performing TDRs, and a $520,000 performing ASC 310-30 loan) at December 31, 2017, $491,000 had valuation allowances of $157,000 and $8.6 million had no specific allowance. For those impaired loans that management determined that no specific valuation allowance was necessary, management has reviewed the present value of the future cash flows or the appraisal for each loan and determined that no valuation was necessary. During the quarter ended June 30, 2018, DNB recognized $358,000 in total charge-offs, $350,000 of which related to impaired loans. An impaired loan may not represent an expected loss.

We typically order new third-party appraisals or collateral valuations when a loan becomes impaired or is transferred to OREO. This is done within two weeks of a loan becoming impaired or a loan moving to OREO. It generally takes two to eight weeks to receive the appraisals, depending on the type of property being appraised. We recognize any provision or related charge-off within two weeks of receiving the appraisal, after the appraisal has been reviewed by DNB. We generally order a new appraisal for all impaired real estate loans having a balance of $250,000 or higher, every twelve to twenty-four months, dependent upon management’s assessment of trends in relevant markets and property types. We use updated valuations when time constraints do not permit a full appraisal process, to reflect rapidly changing market conditions. Because appraisals and updated valuations utilize historical data in reaching valuation conclusions, the appraised or updated value may or may not reflect the actual sales price that we will receive at the time of sale. Management uses the qualitative factor “Changes in the value of underlying collateral for collateral-dependent loans” to calculate any required reserve to mitigate this risk.

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

Analysis of Allowance for Credit Losses

(Dollars in thousands)

	Six Months Ended	Year Ended	Six Months Ended
	June 30, 2018	December 31, 2017	June 30, 2017
Beginning balance	$5,843	$5,373	$5,373
Provisions	750	1,660	910
Loans charged off:
Residential mortgage	(137)	(85)	-
Commercial mortgage	(184)	(519)	(483)
Commercial:
Commercial term	(64)	(683)	(596)
Commercial construction	-	-	-
Lease financing	-	-	-
Consumer:
Home equity	-	-	-
Other	(49)	(38)	(10)
Total charged off	(434)	(1,325)	(1,089)
Recoveries:
Residential mortgage	26	16	2
Commercial mortgage	-	51	50
Commercial:
Commercial term	2	23	19
Commercial construction	-	42	-
Lease financing	-	1	1
Consumer:
Home Equity	-	-	-
Other	1	2	1
Total recoveries	29	135	73
Ending balance	$6,188	$5,843	$5,267

The following table sets forth the composition of DNB’s allowance for credit losses for the dates indicated.

Composition of Allowance for Credit Losses

(Dollars in thousands)

	June 30, 2018		December 31, 2017		June 30, 2017
		Percent of		Percent of		Percent of
		Loan Type		Loan Type		Loan Type
		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans
Residential mortgage	$207	11%	$221	11%	$245	11%
Commercial mortgage	3,076	58	2,856	57	2,634	56
Commercial:
Commercial term	889	15	845	15	625	14
Commercial construction	1,355	9	1,128	9	1,208	11
Lease financing	-	-	-	-	-	-
Consumer:
Home equity	196	6	183	7	189	7
Other	49	1	63	1	84	1
Unallocated	416	-	547	-	282	-
Total	$6,188	100%	$5,843	100%	$5,267	100%
Reserve for unfunded loan commitments	$408		$348		$340

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

Non-interest income for the three and six month periods ended June 30, 2018 was $1.3 million and $2.6 million, compared to $1.4 million and $2.7 million for the same periods in 2017. The $90,000 decrease during the three months ended June 30, 2018 was mainly attributable to decreases of $87,000 in gains from sale of loans, $48,000 in other fees (mostly servicing fees), $30,000 in service charges (mostly NSF fees and business analysis charges), and $25,000 in gain on sale of investment securities. These decreases were offset by increases of $62,000 in mortgage banking and $41,000 in wealth management. The $123,000 decrease during the six months ended June 30, 2018 was mainly attributable to decreases of $87,000 in gain on sale of loans, $80,000 in gains from insurance proceeds, $80,000 in service charges (mostly NSF fees and business analysis charges), $34,000 in other fees (mostly servicing fees), and $25,000 in gain on sale of investment securities. These decreases were offset by increases of $102,000 in wealth management and  $87,000 in mortgage banking.

NON-INTEREST EXPENSE

Non-interest expense for the three and six month periods ended June 30, 2018 was $7.5 million and $14.3 million, compared to $5.2 million and $10.6 million for the same periods in 2017. During the three months ended June 30, 2018, total non-interest expense increased by $456,000.  The increase was primarily due to increases of $537,000 in salaries and employee benefits (compensation expense for the second quarter of 2018 included a one-time severance payment of $434,000 and other related costs of $79,000 associated with an internal restructuring), $45,000 in furniture and equipment (increased maintenance agreement expenses), $40,000 in other expenses (increased provision for unfunded commitments), $25,000 in loss on sale or write down of OREO, and $10,000 in PA shares tax. These increases were partially offset by decreases of $70,000 in advertising and marketing, $32,000 in professional and consulting (mostly 3rd party expenses), $28,000 in FDIC insurance (assessment rate decreased due to improved leverage ratio and increase in income over the last 12 months), $26,000 in due diligence and merger expense (no expense in 2018), $22,000 in occupancy (mostly repairs and maintenance), and $16,000 in printing and supplies. During the six months ended June 30, 2018, total non-interest expense increased by $441,000. The increase was primarily due to increases of $668,000 in salaries and employee benefits (internal restructuring costs noted above), $38,000 in furniture and equipment (increased maintenance agreement expenses), $27,000 in PA shares tax, and $26,000 in loss on sale or write down of OREO. These increases were partially offset by decreases of $105,000 in FDIC insurance (assessment rate decreased due to improved leverage ratio and increase in income over the last 12 months), $77,000 in due diligence and merger expense (no expense in 2018), $54,000 in advertising and marketing, $44,000 in occupancy (mostly repairs and maintenance), $22,000 in professional and consulting (mostly 3rd party expenses), $13,000 in printing and supplies, and $13,000 in telecommunications.

INCOME TAXES

Income tax expense for the three and six month periods ended June 30, 2018 was $436,000 and $1.0 million,  respectively, compared to $746,000 and $1.8 million for the same periods in 2017. The effective tax rate for the three and six month periods ended June 30, 2018 was 17.5% and 17.9% compared to 24.6%  and 27.3% for the same periods in 2017.  The decrease in effective tax rate was mainly attributable to adoption of the Tax Cuts and Jobs Act of 2017 which reduced the statutory rate from 34% to 21%. Income tax expense for each period differs from the amount determined at the statutory rate, due to tax-exempt income on loans and investment securities and DNB's ownership of BOLI policies.

ASSET QUALITY

DNB works diligently to improve asset quality by adhering to strict underwriting standards and improving lending policies and procedures. Non-performing assets totaled $11.9 million at June 30, 2018 compared to $12.6 million at December 31, 2017 and $12.2 million at June 30, 2017.  Loans acquired in connection with the purchase of ERB have been recorded at fair value, in accordance with GAAP, and are based on an initial estimate of the expected cash flows, including a reduction for estimated credit losses, and without carryover of the respective portfolio’s historical allowance for credit losses. DNB will continually evaluate the loans acquired from ERB for additional impairment as part of our normal allowance review process. Non-performing assets have, and will continue to have, an impact on earnings; therefore management intends to continue working aggressively to reduce the level of such assets.

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

DNB’s Credit Policy Committee monitors the performance of the loan portfolio to identify potential problem assets on a timely basis. Committee members meet to design, implement and review asset recovery strategies, which serve to maximize the recovery of each troubled asset. As of June 30, 2018,  DNB had $11.0 million of substandard loans. Of the $11.0 million, $3.9 million are performing and are believed to require supervision and review greater than loans rated pass or special mention; and may, depending on the economic environment and other factors, become non-performing assets in future periods. The amount of performing substandard loans at December 31, 2017 was $4.5 million. DNB had $4.7 million of special mention loans at June 30, 2018 compared to $240,000 at December 31, 2017. The increase in special mention loans during the six months ended June 30, 2018 was primarily due to rating downgrades in the portfolio, specifically $2.3 million of commercial mortgages,  $1.6 million of commercial construction loans, $429,000 in commercial term loans, and $144,000 in home equity loans.  The majority of the loans are secured by commercial real estate, with lesser amounts being secured by residential real estate, inventory and receivables.

The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, and (iii) OREO as a result of foreclosure or voluntary transfer to DNB as well as other repossessed assets. In addition, the table sets forth DNB's asset quality and allowance coverage ratios at the dates indicated:

Non-Performing Assets

(Dollars in thousands)

	June 30, 2018	December 31, 2017	June 30, 2017
Non-accrual loans:
Residential mortgage	$1,344	$1,915	$1,815
Commercial mortgage	1,593	2,259	2,375
Commercial:
Commercial term	2,583	2,100	1,510
Commercial construction	488	514	447
Consumer:
Home equity	498	466	404
Other	215	245	311
Total non-accrual loans	6,721	7,499	6,862
Loans 90 days past due and still accruing	23	54	-
Total non-performing loans	6,744	7,553	6,862
Other real estate owned & other repossessed property	5,113	5,012	5,351
Total non-performing assets	$11,857	$12,565	$12,213
Asset quality ratios:
Non-performing loans to total loans	0.76%	0.89%	0.84%
Non-performing assets to total assets	1.05	1.16	1.13
Allowance for credit losses to:
Total loans	0.70	0.69	0.65
Non-performing loans	91.8	77.4	76.8

Troubled Debt Restructurings Loans whose terms are modified are classified as troubled debt restructurings (“TDR”) if DNB grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired. The recorded investments in troubled debt restructured loans at June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018
	Pre-Modification	Post-Modification
(Dollars in thousands)	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Residential mortgage	$676	$805	$652
Commercial mortgage	992	992	972
Consumer:
Home equity	148	148	143
Other	40	42	30
Total	$1,856	$1,987	$1,797

	December 31, 2017
	Pre-Modification	Post-Modification
(Dollars in thousands)	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Residential mortgage	$603	$732	$690
Commercial mortgage	992	992	982
Consumer:
Home equity	148	148	146
Other	40	42	39
Total	$1,783	$1,914	$1,857

At June 30, 2018, DNB had nine TDRs with recorded investment totaling $1,797,000, all of which are accruing loans in compliance with the terms of the modifications. As a result of collateral evaluations, specific reserves and charge-offs have been taken where appropriate. DNB recognized partial charge-offs totaling $151,000 on two residential loans prior to their restructuring and $2,000 on one consumer installment loan after its restructuring. As of June 30, 2018, there were no defaulted TDRs as all TDRs were current with respect to their associated forbearance agreements. There were no defaults on TDRs during the six months ended June 30, 2018.

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

Impaired loans are measured for impairment using the fair value of the collateral for collateral dependent loans.  Information regarding impaired loans is presented as follows:

	At and For the	At and For the	At and For the
	Six Months Ended	Year Ended	Six Months Ended
(Dollars in thousands)	June 30, 2018	December 31, 2017	June 30, 2017
Total recorded investment	$9,041	$9,130	$7,528
Impaired loans with a specific allowance	821	491	445
Impaired loans without a specific allowance	8,220	8,639	7,083
Average recorded investment	9,491	8,373	7,987
Specific allowance allocation	194	157	67
Total principal and interest collected	318	1,409	331
Interest income recorded	49	24	4

LIQUIDITY AND CAPITAL RESOURCES

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes. DNB’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding.  As part of its liquidity management, DNB maintains assets that comprise its liquidity, which totaled $115.8 million at June 30, 2018 compared to $109.3 million at December 31, 2017.  Liquidity includes investments and restricted stock, Federal funds sold and cash and due from banks, less the amount of securities required to be pledged for certain liabilities. DNB also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.

In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs.  Through these relationships, DNB had available credit of approximately $553.4 million at June 30, 2018. As a member of the FHLB, we are eligible to borrow up to a specific credit limit which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of June 30, 2018,  DNB’s Maximum Borrowing Capacity with the FHLBP was $493.4 million. At June 30, 2018, DNB had borrowed $63.0 million and the FHLB had issued letters of credit, on DNB's behalf, totaling $45.0 million against its available credit lines. At June 30, 2018,  DNB also had available $60.0 million of unsecured federal funds lines of credit with other financial institutions as well as $482.7 million of available short or long term funding through several agreements and programs with brokers. Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

At June 30, 2018,  DNB had $195.1 million in un-funded loan commitments. Management anticipates these commitments will be funded by means of normal cash flows. Certificates of deposit greater than or equal to $250,000 scheduled to mature in one year or less from June 30, 2018 totaled $30.2 million. Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in cash and cash equivalents or by pay-downs and maturities of loans and investments.

The Bank has met the definition of “well capitalized” for regulatory purposes on June 30, 2018.  The Bank’s capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of the Corporation’s or the Bank’s overall financial condition or prospects. The Corporation’s capital exceeds the FRB’s minimum leverage ratio requirements for bank holding companies and meets other requirements to be considered “well capitalized” (see additional discussion included in Note 18 of DNB’s December 31, 2017 Form 10-K).

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

The following table summarizes data and ratios pertaining to the Corporation and the Bank's capital structure.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes*		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation
June 30, 2018
Total risk-based capital	$118,614	13.59%	$69,817	8.00%	N/A	N/A
Common Equity Tier 1 capital	993,268	10.69	39,272	4.50	N/A	N/A
Tier 1 risk-based capital	102,268	11.72	52,363	6.00	N/A	N/A
Tier 1 (leverage) capital	102,268	9.35	43,771	4.00	N/A	N/A
December 31, 2017
Total risk-based capital	$113,400	13.73%	$66,083	8.00%	N/A	N/A
Common equity tier 1 capital	88,459	10.71	37,172	4.50	N/A	N/A
Tier 1 risk-based capital	97,459	11.80	49,562	6.00	N/A	N/A
Tier 1 (leverage) capital	97,459	9.19	42,426	4.00	N/A	N/A
DNB First, N.A.
June 30, 2018
Total risk-based capital	$117,005	13.43%	$69,683	8.00%	$87,103	10.00%
Common Equity Tier 1 capital	110,409	12.68	39,197	4.50	56,617	6.50
Tier 1 risk-based capital	110,409	12.68	52,262	6.00	69,683	8.00
Tier 1 (leverage) capital	110,409	10.10	43,719	4.00	54,649	5.00
December 31, 2017
Total risk-based capital	$112,050	13.59%	$65,953	8.00%	$82,441	10.00%
Common equity tier 1 capital	105,859	12.84	37,098	4.50	53,587	6.50
Tier 1 risk-based capital	105,859	12.84	49,465	6.00	65,953	8.00
Tier 1 (leverage) capital	105,859	9.99	42,378	4.00	52,972	5.00
*Does not include capital conservation buffer of 1.875% and 1.25% for June 30, 2018 and December 31, 2017, respectively.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes an Economic Value of Equity ("EVE") model. The EVE model measures the potential price risk of equity to changes in interest rates and factors in the optionality included on the balance sheet. EVE analysis is used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The EVE is likely to be different if rates change. Results falling outside prescribed ranges may require action by management. At June 30, 2018 and December 31, 2017, DNB's variance in the EVE as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the following table. The change as a percentage of the present value of equity with a 200 basis point increase was within DNB's negative 25% guideline at June 30, 2018 and December 31, 2017.

(Dollars in thousands)	June 30, 2018			December 31, 2017
Change in rates	Flat	-200bp	+200bp	Flat	-200bp	+200bp
EVE	$155,742	$149,719	$150,142	$129,535	$120,945	$123,710
Change		(6,023)	(5,600)		(8,590)	(5,825)
Change as % of assets		(0.5%)	(0.5%)		(0.8%)	(0.5%)
Change as % of PV equity		(3.9%)	(3.6%)		(6.6%)	(4.5%)

ITEM 4- CONTROLS AND PROCEDURES

DNB’s Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2018,  the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, Management has concluded that DNB’s current disclosure controls and procedures are effective.

Management of DNB is responsible for establishing and maintaining adequate internal control over financial reporting for DNB, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. There was no change in DNB’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, DNB’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended June 30, 2018. The following table provides information on repurchases by DNB of its common stock in each month of the quarter ended June 30, 2018:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	Per Share	or Programs	Programs (a)

April 1, 2018 – April 30, 2018	-	$-	-	$63,016

May 1, 2018 – May 31, 2018	-	-	-	$63,016

June 1, 2018 – June 30, 2018	-	-	-	$63,016

Total	-	$-	-	$63,016

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

overmber
DNB FINANCIAL CORPORATION

August 6, 2018	BY:	/s/ William J. Hieb
William J. Hieb, Chief Executive Officer, President and Director

August 6, 2018	BY:	/s/ Gerald F. Sopp
Gerald F. Sopp, Chief Financial Officer and Executive Vice President

Exhibit Index

Exhibit Number	Description
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