Form 10-Q
period 2018-09-30
DNB FINANCIAL CORP /PA/
filed 2018-11-05
CIK 713671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: September 30, 2018

or

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 Par Value) (Class)	4,315,518 (Shares Outstanding as of November 5, 2018)

DNB FINANCIAL CORPORATION AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

DNB Financial Corporation and Subsidiary

Consolidated Statements of Financial Condition (Unaudited)

	September 30,	December 31,
(Dollars in thousands, except share and per share data)	2018	2017
Assets
Cash and due from banks	$10,702	$10,917
Cash and cash equivalents	10,702	10,917
Available-for-sale investment securities at fair value (amortized cost of $102,345 and $113,555)	99,161	111,783
Held-to-maturity investment securities (fair value of $60,303 and $62,420)	62,069	62,390
Total investment securities	161,230	174,173
Loans held for sale	-	651
Loans	908,293	845,897
Allowance for credit losses	(6,559)	(5,843)
Net loans	901,734	840,054
Restricted stock	5,864	7,641
Office property and equipment, net	7,881	8,649
Accrued interest receivable	4,210	3,822
Other real estate owned & other repossessed property	5,077	5,012
Bank owned life insurance (BOLI)	9,472	9,314
Core deposit intangible	364	435
Goodwill	15,525	15,525
Net deferred taxes	3,084	2,980
Other assets	2,972	2,742
Total assets	$1,128,115	$1,081,915
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$168,311	$176,815
Interest-bearing deposits:
NOW	213,707	199,310
Money market	227,797	221,726
Savings	78,996	81,050
Time	154,021	140,490
Brokered deposits	97,049	41,812
Total deposits	939,881	861,203
Federal Home Loan Bank of Pittsburgh (FHLBP) advances	36,952	79,013
Repurchase agreements	4,089	12,023
Junior subordinated debentures	9,279	9,279
Subordinated debt	9,750	9,750
Other borrowings	13,554	2,738
Total borrowings	73,624	112,803
Accrued interest payable	557	554
Other liabilities	5,994	5,413
Total liabilities	1,020,056	979,973
Stockholders’ Equity
Common stock, $1.00 par value;
20,000,000 shares authorized; 4,375,645 and 4,362,939 issued, respectively; 4,311,860 and 4,286,117 outstanding, respectively	4,393	4,379
Treasury stock, at cost; 63,785 and 76,822 shares, respectively	(1,196)	(1,429)
Surplus	69,316	69,110
Retained earnings	39,523	32,272
Accumulated other comprehensive loss	(3,977)	(2,390)
Total stockholders’ equity	108,059	101,942
Total liabilities and stockholders’ equity	$1,128,115	$1,081,915

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share and per share data)	2018	2017	2018	2017
Interest Income:
Interest and fees on loans	$10,588	$9,994	$30,634	$29,089
Interest and dividends on investment securities:
Taxable	754	721	2,409	2,175
Exempt from federal taxes	219	236	654	714
Interest on cash and cash equivalents	74	38	140	166
Total interest and dividend income	11,635	10,989	33,837	32,144
Interest Expense:
Interest on NOW, money market and savings	998	606	2,822	1,678
Interest on time deposits	579	307	1,237	921
Interest on brokered deposits	457	160	1,070	346
Interest on FHLB advances	199	185	739	522
Interest on repurchase agreements	2	8	14	21
Interest on junior subordinated debentures	122	99	340	286
Interest on subordinated debt	104	104	311	311
Interest on other borrowings	23	14	58	42
Total interest expense	2,484	1,483	6,591	4,127
Net interest income	9,151	9,506	27,246	28,017
Provision for credit losses	100	375	850	1,285
Net interest income after provision for credit losses	9,051	9,131	26,396	26,732
Non-interest Income:
Service charges	274	282	848	936
Wealth management	542	411	1,489	1,256
Mortgage banking	56	62	193	112
Increase in cash surrender value of BOLI	54	55	158	165
Gain on sale of investment securities, net	-	-	-	25
Gain on sale of loans	27	35	37	132
Gains from insurance proceeds	8	-	8	80
Other fees	410	426	1,243	1,293
Total non-interest income	1,371	1,271	3,976	3,999
Non-interest Expense:
Salaries and employee benefits	3,709	3,926	11,742	11,291
Furniture and equipment	564	525	1,603	1,526
Occupancy	656	631	1,987	2,006
Professional and consulting	484	485	1,311	1,334
Advertising and marketing	182	135	568	575
FDIC insurance	123	161	363	506
PA shares tax	242	219	727	677
Telecommunications	89	87	254	265
Loss on sale or write down of OREO, net	11	7	151	121
Due diligence and merger expense	-	-	-	77
Other expenses	713	814	2,337	2,441
Total non-interest expense	6,773	6,990	21,043	20,819
Income before income tax expense	3,649	3,412	9,329	9,912
Income tax expense	629	1,001	1,647	2,774
Net income	$3,020	$2,411	$7,682	$7,138
Earnings per common share:
Basic	$0.70	$0.57	$1.79	$1.68
Diluted	$0.70	$0.56	$1.78	$1.66
Cash dividends per common share	$0.07	$0.07	$0.21	$0.21
Weighted average common shares outstanding:
Basic	4,307,402	4,262,165	4,298,987	4,255,520
Diluted	4,317,553	4,296,371	4,313,638	4,287,745

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Net income	$3,020	$2,411	$7,682	$7,138
Other Comprehensive (Loss) Income:
Unrealized holding gains arising during the period
Before tax amount	(163)	165	(1,412)	401
Tax effect	34	(56)	296	(136)
	(129)	109	(1,116)	265
Accretion of discount on AFS to HTM reclassification
Before tax amount(1)	-	1	-	8
Tax effect(2)	-	-	-	(3)
	-	1	-	5
Less reclassification for gains on sales of AFS investment securities included in net income
Before tax amount(3)	-	-	-	(9)
Tax effect(2)	-	-	-	3
	-	-	-	(6)
Total other comprehensive (loss) income	(129)	110	(1,116)	264
Total comprehensive income	$2,891	$2,521	$6,566	$7,402
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

DNB Financial Corporation and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

					Accumulated
					Other
	Common	Treasury		Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at January 1, 2018	$4,379	$(1,429)	$69,110	$32,272	$(2,390)	$101,942
Net income for nine months ended September 30, 2018	-	-	-	7,682	-	7,682
Other comprehensive loss	-	-	-	-	(1,116)	(1,116)
Restricted stock compensation expense (4,908 shares vested)	10	-	260	-	-	270
Exercise of stock options (7,798 shares)	8	-	(8)	-	-	-
Taxes on exercise of stock options	(4)	-	(262)	-	-	(266)
Cash dividends - common ($0.21 per share)	-	-	-	(902)	-	(902)
Sale of treasury shares to 401(k) (8,828 shares)	-	159	145	-	-	304
Sale of treasury shares to deferred comp. plan (4,209 shares)	-	74	71	-	-	145
Adoption impact - ASU 2018-02	-	-	-	471	(471)	-
Balance at September 30, 2018	$4,393	$(1,196)	$69,316	$39,523	$(3,977)	$108,059

					Accumulated
					Other
	Common	Treasury		Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at January 1, 2017	$4,351	$(1,730)	$68,973	$25,520	$(2,274)	$94,840
Net income for nine months ended September 30, 2017	-	-	-	7,138	-	7,138
Other comprehensive income	-	-	-	-	264	264
Restricted stock compensation expense	13	-	308	-	-	321
Exercise of stock options (9,264 shares)	9	-	(9)	-	-	-
Taxes on exercise of stock options	-	-	(189)	-	-	(189)
Cash dividends - common ($0.21 per share)	-	-	-	(895)	-	(895)
Sale of treasury shares to 401(k) (8,366 shares)	-	151	62	-	-	213
Sale of treasury shares to deferred comp. plan (4,313 shares)	-	77	115	-	-	192
Balance at September 30, 2017	$4,373	$(1,502)	$69,260	$31,763	$(2,010)	$101,884

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017
Cash Flows From Operating Activities:
Net income	$7,682	$7,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,144	1,253
Provision for credit losses	850	1,285
Stock based compensation	270	321
Net gain on sale of securities	-	(25)
Net loss on sale or write down of OREO and other repossessed property	151	121
Gain on insurance proceeds	(8)	(80)
Earnings from investment in BOLI	(158)	(165)
Deferred tax expense	193	260
Proceeds from sales of mortgage loans	11,088	3,698
Mortgage loans originated for sale	(10,244)	(3,936)
Gain on sale of mortgage loans	(193)	(112)
Proceeds from sales of loans	805	2,142
Loans originated for sale	(768)	(2,010)
Gain on sale of loans	(37)	(132)
Increase in accrued interest receivable	(388)	(224)
(Increase) decrease in other assets	(230)	101
Increase (decrease) in accrued interest payable	3	(73)
Increase in other liabilities	581	2,716
Net Cash Provided by Operating Activities	10,741	12,278
Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Sales	-	3,030
Maturities, repayments and calls	10,976	19,318
Purchases	-	(15,093)
Activity in held-to-maturity securities:
Sales	-	737
Maturities, repayments and calls	413	641
Purchases	-	(1,407)
Net decrease (increase) in restricted stock	1,777	(990)
Net increase in loans	(62,848)	(6,074)
Death benefit proceeds	8	310
Purchases of property and equipment	(164)	(576)
Expenses capitalized in OREO	-	(15)
Proceeds from sale of OREO and other repossessed property	102	596
Net Cash (Used in) Provided by Investing Activities	(49,736)	477
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	78,678	(13,859)
Repayment of FHLBP advances	(226,661)	(24,133)
Funding of FHLBP advances	184,600	19,848
Net (decrease) increase in repurchase agreements	(7,934)	3,494
Proceeds from (repayment of) other borrowings	10,816	(39)
Dividends paid	(902)	(895)
Payment of employee taxes on stock option exercise and share award vest	(266)	(189)
Tax benefit for restricted stock vesting	-	-
Sale of treasury stock	449	405
Net Cash Provided By (Used In) Financing Activities	38,780	(15,368)
Net Change in Cash and Cash Equivalents	(215)	(2,613)
Cash and Cash Equivalents at Beginning of Period	10,917	22,103
Cash and Cash Equivalents at End of Period	$10,702	$19,490
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$6,588	$4,200
Income taxes	975	2,536
Supplemental Disclosure of Non-cash Flow Information:
Net decrease in goodwill	-	65
Transfers from loans to real estate owned and other repossessed property	318	2,851

See accompanying notes to unaudited consolidated financial statements.

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, DNB First, National Association (the "Bank") have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior amounts not affecting net income are reclassified when necessary to conform to current period classifications. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results which may be expected for the entire year.  The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2017.

Subsequent Events-- Management has evaluated events and transactions occurring subsequent to September 30, 2018 for items that should potentially be recognized or disclosed in these Consolidated Financial Statements. The evaluation was conducted through the date these financial statements were issued.

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

Non-interest Income Non-interest income includes revenue from contracts with customers in the scope of ASU 2014-09 as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Non-interest Income:
Service charges:
Non-sufficient funds charges	$157	$173	$458	$538
Business analysis charges	42	39	127	120
Cycle charges	24	23	69	69
Lockbox fees	2	2	54	57
Stop payment fees	5	4	12	14
Wire transfer fees	23	20	66	64
Other service charges	21	21	62	74
Total service charges	274	282	848	936
Wealth management:
DNB Investments & Insurance	185	115	423	361
DNB First Investment Management & Trust	357	296	1,066	895
Total wealth management	542	411	1,489	1,256
Other fee income:
Cardholder interchange fees	257	245	771	733
Safe deposit box	24	27	74	77
Check printing	14	15	49	54
Merchant card processing	44	48	134	145
ATM surcharges for non-DNB customers	19	22	56	62
Other fee income	13	28	40	85
Total other fee income	371	385	1,124	1,156
Total Revenue from contracts with customers	1,187	1,078	3,461	3,348
Total Revenue not within the scope of ASC 606	184	193	515	651
Total non-interest income	$1,371	$1,271	$3,976	$3,999

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

DNB First Investment Management & Trust offers a full line of investment and fiduciary services. DNB’s performance obligation is to manage investments, estates and trusts. Investment management and trust income is primarily comprised of fees earned from the management and administration of trusts, estates and investment agency portfolios. The Company’s performance obligation is generally satisfied over time and the resulting fees are recognized quarterly, based upon the quarter-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after quarter end through a direct charge to customers’ accounts. While managing estates and trusts, DNB contracts with a third-party tax preparation service. For tax preparation services, DNB’s obligation as an agent is to arrange for the performance of services by the third party. As tax services are rendered, DNB records revenue net of the cost of the services.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. In particular, the guidance revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The guidance also amends certain disclosure requirements associated with fair value of financial instruments. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. As of September 30, 2018, DNB did not hold any equity investments (excluding restricted investments in bank stocks).  DNB does not expect to make significant purchases of equity investments; therefore, the adoption of this ASU is not expected to be material to DNB's consolidated financial statements. Adoption of the standard on January 1, 2018 also resulted in the use of an exit price rather than an entrance price to determine the fair value of loans not measured at fair value on a non-recurring basis in the consolidated balance sheets.

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

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, this ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods therein. Accordingly, effective January of 2017, DNB adopted the pronouncement. During the three and nine month periods ended September 30, 2018, DNB had $51,000 and $93,000 of tax benefits for stock option exercises and restricted stock vesting, respectively. In accordance with ASU 2016-09, forfeitures are recognized as they occur instead of applying an estimated forfeiture rate to each grant. For purposes of the determination of stock-based compensation expense for the three and nine month periods ended September 30, 2018, we recognized actual forfeitures of 0 and 4,345 shares of restricted stock awards that were granted to officers and other employees.

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

NOTE 2: INVESTMENT SECURITIES

The amortized cost and fair values of investment securities, as of the dates indicated, are summarized as follows:

	September 30, 2018
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$8,682	$34	$-	$8,716
Government Sponsored Entities (GSE) mortgage-backed securities	413	-	(4)	409
Corporate bonds	13,882	84	(95)	13,871
Collateralized mortgage obligations GSE	1,211	-	(55)	1,156
State and municipal taxable	362	-	(10)	352
State and municipal tax-exempt	37,519	2	(1,722)	35,799
Total	$62,069	$120	$(1,886)	$60,303

Available For Sale
US Government agency obligations	$50,077	$-	$(622)	$49,455
GSE mortgage-backed securities	28,762	-	(1,431)	27,331
Collateralized mortgage obligations GSE	10,610	-	(669)	9,941
Corporate bonds	10,913	-	(275)	10,638
State and municipal tax-exempt	1,983	-	(187)	1,796
Total	$102,345	$-	$(3,184)	$99,161

	December 31, 2017
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$8,483	$163	$-	$8,646
Government Sponsored Entities (GSE) mortgage-backed securities	496	9	-	505
Corporate bonds	14,047	243	(2)	14,288
Collateralized mortgage obligations GSE	1,471	-	(29)	1,442
State and municipal taxable	363	-	(8)	355
State and municipal tax-exempt	37,530	59	(405)	37,184
Total	$62,390	$474	$(444)	$62,420

Available For Sale
US Government agency obligations	$53,279	$-	$(386)	$52,893
GSE mortgage-backed securities	33,203	-	(715)	32,488
Collateralized mortgage obligations GSE	12,101	-	(447)	11,654
Corporate bonds	12,981	12	(173)	12,820
State and municipal tax-exempt	1,991	-	(63)	1,928
Total	$113,555	$12	$(1,784)	$111,783

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The following table details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at September 30, 2018 and December 31, 2017.

	September 30, 2018
			Fair Value	Unrealized	Fair Value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
GSE mortgage-backed securities	$409	$(4)	$409	$(4)	$-	$-
Corporate bonds	5,137	(95)	5,137	(95)	-	-
Collateralized mortgage obligations GSE	1,156	(55)	-	-	1,156	(55)
State and municipal taxable	352	(10)	-	-	352	(10)
State and municipal tax-exempt	33,969	(1,722)	17,644	(327)	16,325	(1,395)
Total	$41,023	$(1,886)	$23,190	$(426)	$17,833	$(1,460)
Available For Sale
US Government agency obligations	$49,455	$(622)	$8,839	$(138)	$40,616	$(484)
GSE mortgage-backed securities	27,331	(1,431)	2,500	(91)	24,831	(1,340)
Collateralized mortgage obligations GSE	9,941	(669)	-	-	9,941	(669)
Corporate bonds	10,638	(275)	4,529	(68)	6,109	(207)
State and municipal tax-exempt	1,796	(187)	-	-	1,796	(187)
Total	$99,161	$(3,184)	$15,868	$(297)	$83,293	$(2,887)

	December 31, 2017
			Fair Value	Unrealized	Fair Value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
Corporate bonds	$498	$(2)	$498	$(2)	$-	$-
Collateralized mortgage obligations GSE	1,442	(29)	620	(5)	822	(24)
State and municipal taxable	355	(8)	355	(8)	-	-
State and municipal tax-exempt	20,240	(405)	6,775	(67)	13,465	(338)
Total	$22,535	$(444)	$8,248	$(82)	$14,287	$(362)
Available For Sale
US Government agency obligations	$52,893	$(386)	$30,894	$(185)	$21,999	$(201)
GSE mortgage-backed securities	32,488	(715)	9,055	(133)	23,433	(582)
Collateralized mortgage obligations GSE	11,654	(447)	2,132	(56)	9,522	(391)
Corporate bonds	10,759	(173)	4,572	(43)	6,187	(130)
State and municipal tax-exempt	1,928	(63)	288	(2)	1,640	(61)
Total	$109,722	$(1,784)	$46,941	$(419)	$62,781	$(1,365)

As of September 30, 2018, there were nineteen collateralized mortgage obligations GSE, twenty GSE mortgage-backed securities, nine U.S. agency obligations, fifty-six tax-exempt municipalities, one taxable municipality, and twelve corporate bonds which were in an unrealized loss position. DNB does not intend to sell these securities and management of DNB does not expect to be required to sell any of these securities prior to a recovery of their cost basis. Management has reviewed all of these securities and believes that DNB will collect all principal and interest that is due on debt securities on a timely basis.  Management does not believe any individual unrealized loss as of September 30, 2018 represents an other-than-temporary impairment (OTTI). DNB reviews its investment portfolio on a quarterly basis, reviewing each investment for OTTI. The OTTI analysis focuses on condition of the issuers as well as duration and severity of impairment in determining OTTI. As of September 30, 2018, the following securities were reviewed:

Collateralized mortgage obligations GSE  There are nineteen impaired securities classified as collateralized mortgage obligations, all of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 9.50% of its carrying value. All of these securities were issued and insured by FNMA, FHLMC or GNMA. DNB receives monthly principal and interest payments on all of these securities on a timely basis and none of these agencies have ever defaulted on mortgage-backed principal or interest. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from September 30, 2018 levels. Management concluded that these securities were not other-than-temporarily impaired at September 30, 2018.

GSE mortgage-backed securities  There are twenty impaired securities classified as GSE mortgage-backed securities, eighteen of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 6.06% of its carrying value. These securities were issued and insured by FNMA, FHLMC or GNMA. DNB receives monthly principal and interest payments on these securities on a timely basis and none of these have ever defaulted on mortgage-backed principal or interest. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from September 30, 2018 levels. Management concluded that these securities were not other-than-temporarily impaired at September 30, 2018.

US Government agency obligations  There are nine impaired securities classified as agencies, eight of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 6.68% of its carrying value. All of these securities were issued and insured by FHLB, FNMA, or FHLMC. DNB has received timely interest payments on all of these securities and none of these agencies have ever defaulted on their bonds. DNB anticipates a recovery in the market value as the securities approach their maturity dates. Management concluded that these securities were not other-than-temporarily impaired at September 30, 2018.

State and municipal tax-exempt There are fifty-six impaired securities in this category, which are comprised of intermediate to long-term municipal bonds, twenty-nine of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 12.29% of its carrying value. All of the issues carry a “BBB-” or better underlying credit rating and/or have strong underlying fundamentals; included but not limited to annual financial reports, geographic location, population, and debt ratios. In certain cases, options for calls reduce the effective duration and in turn, future market value fluctuations. All issues are performing and are expected to continue to perform in accordance with their respective contractual terms and conditions. There have not been disruptions of any payments associated with any of these municipal securities. These bonds are investment grade and the value decline is related to the changes in interest rates. Of the fifty-six municipal securities, there are twenty-three insured school districts, seventeen uninsured school districts, nine insured townships, and seven uninsured townships, all of which have strong underlying ratings. Management concluded that these securities were not other-than-temporarily impaired at September 30, 2018.

State and municipal taxable There is one impaired security in this category, which has been impaired for more than 12 months. The unrealized loss of this security is 2.78% of its carrying value. This security is an insured township and carries a “BBB+” underlying credit. It is performing and is expected to continue to perform in accordance with its contractual terms and conditions. There have not been disruptions of any payments associated with this municipal security. Management concluded that this security was not other-than-temporarily impaired at September 30, 2018.

Corporate bonds There are twelve impaired bonds classified as corporate bonds, four of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 6.14% of its carrying value. The bonds are investment grade and the value decline is related to the changes in interest rates that occurred since the time of purchase and subsequent changes in spreads affecting the market prices. All of the issues carry a "BBB+" or better underlying credit support and were evaluated on the basis on their underlying fundamentals; included but not limited to annual financial reports, rating agency reports, capital strength and debt ratios. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from September 30, 2018 levels. Management concluded that these securities were not other-than-temporarily impaired at September 30, 2018.

The amortized cost and fair value of investment securities as of September 30, 2018, by final contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid without penalties.

	Held to Maturity		Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,000	$999	$32,757	$32,609
Due after one year through five years	22,277	22,264	24,443	23,925
Due after five years through ten years	29,384	28,449	20,482	19,498
Due after ten years	9,408	8,591	24,663	23,129
Total investment securities	$62,069	$60,303	$102,345	$99,161

The HTM security sold during the nine months ended September 30, 2017 was sold in accordance with GAAP, as DNB collected greater than 85% of the original recorded investment on the HTM security prior to the sale. As a result, it is appropriate to continue to carry the remaining HTM portfolio as currently classified. Gains and losses resulting from investment sales, redemptions or calls were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Gross realized gains-AFS	$-	$-	$-	$10
Gross realized gains-HTM	-	-	-	16
Gross realized losses-AFS	-	-	-	(1)
Net realized gain	$-	$-	$-	$25

At September 30, 2018 and December 31, 2017, investment securities with a carrying value of approximately $90.4 million and $105.9 million, respectively, were pledged to secure public funds, repurchase agreements and for other purposes as required by law.

NOTE 3: LOANS

The following table sets forth information concerning the composition of total loans outstanding, as of the dates indicated.

(Dollars in thousands)	September 30, 2018	December 31, 2017
Residential mortgage	$103,093	$93,959
Commercial mortgage	524,672	484,868
Commercial:
Commercial term	140,810	129,535
Commercial construction	81,297	75,014
Consumer:
Home equity	53,210	56,844
Other	5,211	5,677
Total loans	$908,293	$845,897
Less allowance for credit losses	(6,559)	(5,843)
Net loans	$901,734	$840,054

Information concerning non-accrual loans is shown in the following tables:

			Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
(Dollars in thousands)	September 30, 2018	December 31, 2017	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income
Non-accrual loans:
Residential mortgage	$1,005	$1,915	$9	$-	$9	$52	$-	$52
Commercial mortgage	1,561	2,259	30	-	30	88	-	88
Commercial:
Commercial term	2,624	2,100	50	-	50	140	-	140
Commercial construction	479	514	9	-	9	29	-	29
Consumer:
Home equity	631	466	9	-	9	17	-	17
Other	171	245	3	-	3	14	-	14
Total non-accrual loans	$6,471	$7,499	$110	$-	$110	$340	$-	$340
Loans 90 days past due and accruing	-	54	-	-	-	-	-	-
Total non-performing loans	$6,471	$7,553	$110	$-	$110	$340	$-	$340

		Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
(Dollars in thousands)	September 30, 2017	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income
Non-accrual loans:
Residential mortgage	$2,070	$23	$-	$23	$65	$-	$65
Commercial mortgage	2,311	33	-	33	110	-	110
Commercial:
Commercial term	1,506	27	-	27	93	-	93
Commercial construction	447	46	-	46	137	-	137
Consumer:
Home equity	468	5	-	5	17	-	17
Other	308	9	-	9	21	-	21
Total non-accrual loans	$7,110	$143	$-	$143	$443	$-	$443
Loans 90 days past due and accruing	-	-	-	-	-	-	-
Total non-performing loans	$7,110	$143	$-	$143	$443	$-	$443

NOTE 4: ALLOWANCE FOR CREDIT LOSSES

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a scheduled payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of September 30, 2018 and December 31, 2017.

Age Analysis of Past Due Loans Receivable

	September 30, 2018
							Loans
	30-59	60-89					Receivable
	Days	Days	Greater			Total	> 90
	Past	Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivable	Accruing
Residential mortgage	$1,063	$261	$585	$1,909	$101,184	$103,093	$-
Commercial mortgage (less acquired with credit deterioration)	177	-	960	1,137	522,861	523,998	-
Acquired commercial mortgage with credit deterioration	-	-	-	-	674	674	-
Commercial:
Commercial term	354	172	1,094	1,620	139,190	140,810	-
Commercial construction	-	-	-	-	81,297	81,297	-
Consumer:
Home equity	152	-	481	633	52,577	53,210	-
Other	5	-	109	114	5,097	5,211	-
Total	$1,751	$433	$3,229	$5,413	$902,880	$908,293	$-

	December 31, 2017
							Loans
	30-59	60-89					Receivable
	Days	Days	Greater			Total	> 90
	Past	Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivable	Accruing
Residential mortgage (less acquired with credit deterioration)	$887	$349	$1,148	$2,384	$91,568	$93,952	$-
Acquired residential mortgage with credit deterioration	-	-	7	7	-	7	-
Commercial mortgage (less acquired with credit deterioration)	221	-	1,126	1,347	483,105	484,452	-
Acquired commercial mortgage with credit deterioration	-	-	416	416	-	416	-
Commercial:
Commercial term	381	13	1,654	2,048	127,487	129,535	-
Commercial construction	514	-	-	514	74,500	75,014	-
Consumer:
Home equity	15	-	386	401	56,443	56,844	-
Other	13	139	156	308	5,369	5,677	54
Total	$2,031	$501	$4,893	$7,425	$838,472	$845,897	$54

DNB had $64,000 of residential mortgage loans in the process of foreclosure and no residential mortgage loans in other real estate owned as of September 30, 2018. DNB had $638,000 residential mortgage loans in the process of foreclosure and $149,000 of residential mortgage loans in other real estate owned as of December 31, 2017.

The following tables summarize information in regards to impaired loans by loan portfolio class as of September 30, 2018 and December 31, 2017, and for the three and nine months ended September 30, 2018 and 2017.

Impaired Loans

	September 30, 2018			December 31, 2017
	Recorded	Unpaid	Related	Recorded	Unpaid	Related
	Investment	Principal	Allowance	Investment	Principal	Allowance
(Dollars in thousands)		Balance			Balance
With no related allowance recorded:
Residential mortgage	$1,573	$1,909	$-	$1,908	$2,210	$-
Commercial mortgage	2,406	2,706	-	2,809	3,207	-
Acquired commercial mortgage with credit deterioration	521	535	-	936	950
Commercial:
Commercial term	1,367	1,848	-	1,743	2,253	-
Commercial construction	479	514	-	514	514	-
Consumer:
Home equity	772	776	-	612	632	-
Other	159	207	-	117	117	-
Total	$7,277	$8,495	$-	$8,639	$9,883	$-
With allowance recorded:
Residential mortgage	74	74	1	-	-	-
Acquired residential mortgage with credit deterioration	-	-	-	7	26	3
Commercial mortgage	122	237	18	19	93	19
Commercial:
Commercial term	1,257	1,379	319	337	343	123
Consumer:
Other	42	42	3	128	129	12
Total	$1,495	$1,732	$341	$491	$591	$157
Total:
Residential mortgage	1,647	1,983	1	1,908	2,210	-
Acquired residential mortgage with credit deterioration	-	-	-	7	26	3
Commercial mortgage	2,528	2,943	18	2,828	3,300	19
Acquired commercial mortgage with credit deterioration	521	535	-	936	950	-
Commercial:
Commercial term	2,624	3,227	319	2,080	2,596	123
Commercial construction	479	514	-	514	514	-
Consumer:
Home equity	772	776	-	612	632	-
Other	201	249	3	245	246	12
Total	$8,772	$10,227	$341	$9,130	$10,474	$157

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Residential mortgage	$1,748	$6	$1,758	$-	$1,925	$12	$1,448	$-
Acquired residential mortgage with credit deterioration	-	-	6	-	-	-	8	-
Commercial mortgage	2,446	13	2,210	3	2,602	37	2,023	3
Acquired commercial mortgage with credit deterioration	521	9	1,141	-	691	24	1,272	-
Commercial:
Commercial term	1,662	-	1,508	-	1,790	-	978	-
Commercial construction	484	-	447	-	495	-	734	-
Consumer:
Home equity	706	1	584	3	658	5	580	7
Other	182	1	94	-	173	1	103	-
Total	$7,749	$30	$7,748	$6	$8,334	$79	$7,146	$10
With allowance recorded:
Residential mortgage	74	1	174	-	37	1	416	-
Acquired residential mortgage with credit deterioration	-	-	6	-	2	-	3	-
Commercial mortgage	100	-	11	-	76	-	6	-
Acquired commercial mortgage with credit deterioration	-	-	-	-	-	-	-	-
Commercial:
Commercial term	941	-	-	-	786	-	322	-
Commercial construction	-	-	-	-	-	-	112	-
Consumer:
Other	42	-	216	-	78	-	179	-
Total	$1,157	$1	$407	$-	$979	$1	$1,038	$-
Total:
Residential mortgage	1,822	7	1,932	-	1,962	13	1,864	-
Acquired residential mortgage with credit deterioration	-	-	12	-	2	-	11	-
Commercial mortgage	2,546	13	2,221	3	2,678	37	2,029	3
Acquired commercial mortgage with credit deterioration	521	9	1,141	-	691	24	1,272	-
Commercial:
Commercial term	2,603	-	1,508	-	2,576	-	1,300	-
Commercial construction	484	-	447	-	495	-	846	-
Consumer:
Home equity	706	1	584	3	658	5	580	7
Other	224	1	310	-	251	1	282	-
Total	$8,906	$31	$8,155	$6	$9,313	$80	$8,184	$10

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within DNB’s internal risk rating system as of September 30, 2018 and December 31, 2017.

Credit Quality Indicators

	September 30, 2018
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$102,002	$-	$1,091	$-	$103,093
Commercial mortgage	517,742	1,959	4,971	-	524,672
Commercial:
Commercial term	137,170	346	3,294	-	140,810
Commercial construction	77,171	3,605	521	-	81,297
Consumer:
Home equity	52,420	144	646	-	53,210
Other	5,002	-	209	-	5,211
Total	$891,507	$6,054	$10,732	$-	$908,293

	December 31, 2017
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$91,993	$-	$1,966	$-	$93,959
Commercial mortgage	479,308	125	5,435	-	484,868
Commercial:
Commercial term	125,926	115	3,494	-	129,535
Commercial construction	73,902	-	1,112	-	75,014
Consumer:
Home equity	56,085	-	759	-	56,844
Other	5,432	-	245	-	5,677
Total	$832,646	$240	$13,011	$-	$845,897

Troubled Debt Restructurings Loans whose terms are modified are classified as troubled debt restructurings (“TDR”) if DNB grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. During the nine month period ended September 30, 2018 DNB classified one residential mortgage loan totaling $73,000 as TDR. The loan’s rate was changed but the term was not extended. During the nine month period ended September 30, 2017, DNB classified three commercial mortgage loans totaling $987,000 as TDRs, all of which had rate changes and extensions to their maturity dates, but their balances were unmodified. Loans classified as troubled debt restructurings are designated as impaired. The recorded investments in troubled debt restructured loans at September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018
	Pre-Modification	Post-Modification
(Dollars in thousands)	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Residential mortgage	$676	$805	$643
Commercial mortgage	992	992	967
Consumer:
Home equity	148	148	141
Other	40	42	30
Total	$1,856	$1,987	$1,781

	December 31, 2017
	Pre-Modification	Post-Modification
(Dollars in thousands)	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Residential mortgage	$603	$732	$690
Commercial mortgage	992	992	982
Consumer:
Home equity	148	148	146
Other	40	42	39
Total	$1,783	$1,914	$1,857

At September 30, 2018, DNB had nine TDRs with recorded investment totaling $1,781,000, all of which are accruing loans in compliance with the terms of the modifications. As a result of collateral evaluations, specific reserves and charge-offs have been taken where appropriate. DNB recognized partial charge-offs totaling $151,000 on two residential loans prior to their restructuring and $2,000 on one consumer installment loan after its restructuring. As of September 30, 2018, there were no defaulted TDRs as all TDRs were current with respect to their associated forbearance agreements. There were no defaults on TDRs during the nine months ended September 30, 2018.

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

The following tables set forth the composition of DNB’s allowance for credit losses as of September 30, 2018 and December 31, 2017, the activity for the three and nine months ended September 30, 2018 and 2017 and as of and for the year ended December 31, 2017.

Allowance for Credit Losses and Recorded Investment in Loans Receivables

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - July 1, 2018	$207	$3,076	$889	$1,355	$-	$196	$49	$416	$6,188
Charge-offs	-	-	(15)	-	-	-	(23)	-	(38)
Recoveries	308	-	-	-	-	-	1	-	309
Provisions	(352)	213	113	(287)	-	-	21	392	100
Ending balance - September 30, 2018	$163	$3,289	$987	$1,068	$-	$196	$48	$808	$6,559

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2018	$221	$2,856	$845	$1,128	$-	$183	$63	$547	$5,843
Charge-offs	(137)	(184)	(79)	-	-	-	(72)	-	(472)
Recoveries	334	-	2	-	-	-	2	-	338
Provisions	(255)	617	219	(60)	-	13	55	261	850
Ending balance - September 30, 2018	$163	$3,289	$987	$1,068	$-	$196	$48	$808	$6,559
Ending balance: individually evaluated for impairment	$1	$18	$319	$-	$-	$-	$3	$-	$341
Ending balance: collectively evaluated for impairment	$162	$3,271	$668	$1,068	$-	$196	$45	$808	$6,218
Loans receivables:
Ending balance	$103,093	$524,672	$140,810	$81,297	$-	$53,210	$5,211		$908,293
Ending balance: individually evaluated for impairment	$1,647	$2,528	$2,624	$479	$-	$772	$201		$8,251
Ending balance: acquired with credit deterioration	$-	$521	$-	$-	$-	$-	$-		$521
Ending balance: collectively evaluated for impairment	$101,446	$521,623	$138,186	$80,818	$-	$52,438	$5,010		$899,521
Reserve for unfunded loan commitments included in other liabilities	$-	$3	$176	$186	$-	$21	$-		$386

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - July 1, 2017	$245	$2,634	$625	$1,208	$-	$189	$84	$282	$5,267
Charge-offs	-	(36)	(14)	-	-	-	-	-	(50)
Recoveries	-	-	1	-	-	-	1	-	2
Provisions	1	200	36	(102)	-	(3)	(4)	247	375
Ending balance - September 30, 2017	$246	$2,798	$648	$1,106	$-	$186	$81	$529	$5,594

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2017	$349	$2,531	$709	$969	$-	$196	$61	$558	$5,373
Charge-offs	-	(519)	(610)	-	-	-	(10)	-	(1,139)
Recoveries	2	50	20	-	1	-	2	-	75
Provisions	(105)	736	529	137	(1)	(10)	28	(29)	1,285
Ending balance - September 30, 2017	$246	$2,798	$648	$1,106	$-	$186	$81	$529	$5,594
Reserve for unfunded loan commitments included in other liabilities	$-	$3	$150	$139	$-	$17	$-		$309

	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Ending balance - December 31, 2017	$221	$2,856	$845	$1,128	$-	$183	$63	$547	$5,843
Ending balance: individually evaluated for impairment	$3	$19	$123	$-	$-	$-	$12	$-	$157
Ending balance: collectively evaluated for impairment	$218	$2,837	$722	$1,128	$-	$183	$51	$547	$5,686
Loans receivables:
Ending balance	$93,959	$484,868	$129,535	$75,014	$-	$56,844	$5,677		$845,897
Ending balance: individually evaluated for impairment	$1,908	$2,828	$2,080	$514	$-	$612	$245		$8,187
Ending balance: acquired with credit deterioration	$7	$936	$-	$-	$-	$-	$-		$943
Ending balance: collectively evaluated for impairment	$92,044	$481,104	$127,455	$74,500	$-	$56,232	$5,432		$836,767
Reserve for unfunded loan commitments included in other liabilities	$-	$2	$155	$173	$-	$18	$-		$348

NOTE 5: EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the treasury stock method and reflects the potential dilution that could occur from the exercise of stock options, and warrants and the amortized portion of unvested stock awards. Stock options and unvested stock awards for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. Treasury shares are not deemed outstanding for calculations. There were no outstanding stock warrants, no anti-dilutive stock options outstanding, and no anti-dilutive stock awards outstanding at September 30, 2018 and September 30, 2017. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$3,020	4,307	$0.70	$7,682	4,299	$1.79
Effect of potential dilutive common stock equivalents – stock options and restricted shares	-	11	-	-	15	(0.01)
Diluted EPS
Income available to common stockholders after assumed conversions	$3,020	4,318	$0.70	$7,682	4,314	$1.78

	Three Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2017
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$2,411	4,262	$0.57	$7,138	4,256	$1.68
Effect of potential dilutive common stock equivalents – stock options and restricted shares	-	34	(0.01)	-	32	(0.02)
Diluted EPS
Income available to common stockholders after assumed conversions	$2,411	4,296	$0.56	$7,138	4,288	$1.66

NOTE 6: ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders' equity are as follows:

Accumulated Other Comprehensive Loss	Before-Tax	Tax	Net-of-Tax
(Dollars in thousands)	Amount	Effect	Amount
September 30, 2018
Net unrealized loss on AFS securities	$(3,184)	$668	$(2,516)
Unrealized actuarial losses-pension	(1,849)	388	(1,461)
	$(5,033)	$1,056	$(3,977)
December 31, 2017
Net unrealized loss on AFS securities	$(1,772)	$603	$(1,169)
Unrealized actuarial losses-pension	(1,849)	628	(1,221)
	$(3,621)	$1,231	$(2,390)

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

Repurchase Agreements Accounted for as Secured Borrowings

Repurchase agreements accounted for as secured borrowings are shown in the following table.

(Dollars in thousands)	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
September 30, 2018
Repurchase agreements and repurchase-to-maturity transactions	$4,089	$-	$-	$-	$4,089
Gross amount of recognized liabilities for repurchase agreements in statement of financial condition	$4,089				$4,089
December 31, 2017
Repurchase agreements and repurchase-to-maturity transactions	$12,023	$-	$-	$-	$12,023
Gross amount of recognized liabilities for repurchase agreements in statement of financial condition	$12,023				$12,023

As of September 30, 2018 and December 31, 2017, DNB had $4.1 million and $12.0 million of repurchase agreements, respectively. In conjunction with these repurchase agreements, $4.2 million and $12.3 million of state and municipal securities were sold on an overnight basis as of September 30, 2018 and December 31, 2017, respectively, which represents 102% of the repurchase agreement amounts.

NOTE 8: STOCK-BASED COMPENSATION

Stock Option Plan

DNB has a Stock Option Plan for employees and directors. Under the plan, options (both qualified and non-qualified) to purchase a maximum of 793,368 (as adjusted for subsequent stock dividends) shares of DNB’s common stock could be issued to employees and directors. Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years. Vesting of options under the plan is determined by the Plan Committee. There were 354,090 shares available for grant at September 30, 2018. All options are immediately exercisable. During the three and nine months ended September 30, 2018 and 2017, DNB had no expenses related to the plan and anticipates no additional expense related to the plan. Under the Stock Option Plan, 16,450 shares were exercised during the nine months ended September 30, 2018. The shares awarded from the non-qualified cashless exercises resulted in an increase in shares outstanding of 7,798 shares. There was a cash equivalent of 8,652 shares used to pay all applicable taxes on the transactions. Under the Stock Option Plan, 19,150 shares were exercised during the nine months ended September 30, 2017. The shares awarded from the non-qualified cashless exercises resulted in an increase in shares outstanding of 9,264 shares. There was a cash equivalent of 9,886 shares used to pay all applicable taxes on the transactions. Stock option activity is indicated below.

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2018	16,450	$10.31
Issued	-	-
Exercised	16,450	10.31
Forfeited	-	-
Expired	-	-
Outstanding September 30, 2018	-	$-

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2017	49,700	$9.18
Issued	-	-
Exercised	19,150	7.39
Forfeited	-	-
Expired	-	-
Outstanding September 30, 2017	30,550	$10.31

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

Share awards granted by the Plan were recorded at the date of award based on the market value of shares. Awards are being amortized to expense over a three or four year cliff-vesting period. DNB records compensation expense equal to the value of the shares being amortized. For the three and nine month periods ended September 30, 2018, $66,000 and $270,000 was amortized to expense. For the three and nine month periods ended September 30, 2017, $106,000 and $321,000 was amortized to expense.

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

As of September 30, 2018, there was approximately $373,000 in additional compensation that will be recognized over the remaining service period of approximately 1.24 years. At September 30, 2018, 308,254 shares were reserved for future grants under the Plan.

There were 8,500 restricted shares that vested during the nine months ended September 30, 2018. The shares awarded from the cashless exercises resulted in an increase in shares outstanding of 4,908 shares. There was a cash equivalent of 3,492 shares used to pay all applicable taxes on the transactions. There were no such transaction during the nine months ended September 30, 2017. Stock grant activity is indicated below:

		Weighted Average
	Shares	Stock Price
Non-vested stock awards—January 1, 2018	31,130	$26.53
Granted	10,750	33.98
Forfeited	4,345	28.92
Vested	8,500	26.69
Non-vested stock awards—September 30, 2018	29,035	$28.88

		Weighted Average
	Shares	Stock Price
Non-vested stock awards—January 1, 2017	55,775	$25.63
Granted	500	34.00
Forfeited	230	22.92
Vested	-	-
Non-vested stock awards—September 30, 2017	56,045	$25.71

NOTE 9:  INCOME TAXES

As of September 30, 2018, DNB had no material unrecognized tax benefits or accrued interest and penalties. It is DNB’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.  Federal and state tax years 2015 through 2017 were open for examination as of September 30, 2018.

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

OREO assets are adjusted to fair value less estimated selling costs upon transfer of the loans to OREO establishing a new cost basis. Subsequently, OREO assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When recorded at fair value, these assets are included as Level 3 fair values.

The following tables present assets measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

	September 30, 2018

(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities:
US Government agency obligations	$-	$49,455	$-	$49,455
GSE mortgage-backed securities	-	27,331	-	27,331
Collateralized mortgage obligations GSE	-	9,941	-	9,941
Corporate bonds	-	10,638	-	10,638
State and municipal tax-exempt	-	1,796	-	1,796
Total	$-	$99,161	$-	$99,161

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$1,891	$1,891
OREO and other repossessed property	-	-	1,240	1,240
Total	$-	$-	$3,131	$3,131

	December 31, 2017

(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities:
US Government agency obligations	$-	$52,893	$-	$52,893
GSE mortgage-backed securities	-	32,488	-	32,488
Collateralized mortgage obligations GSE	-	11,654	-	11,654
Corporate bonds	-	12,820	-	12,820
State and municipal tax-exempt	-	1,928	-	1,928
Total	$-	$111,783	$-	$111,783

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$1,814	$1,814
OREO and other repossessed property	-	-	817	817
Total	$-	$-	$2,631	$2,631

The following table presents additional information about assets measured at fair value on a nonrecurring basis and for which DNB has utilized Level 3 inputs to determine fair value:

September 30, 2018
Quantitative Information about Level 3 Fair Value Measurement

	Fair Value	Valuation		Range
(Dollars in thousands)	Estimate	Techniques	Unobservable Input	(Weighted Average)
Impaired loans - Residential mortgage	$73	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loans - Commercial mortgage	841	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-7%	to	-8%	(-8%)
Impaired loans - Commercial term	938	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-7%	to	-31%	(-17%)
Impaired loans - Consumer other	39	Appraisal of	Appraisal adj. (2)	0%	to	0%	(0%)
		collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loan total	$1,891
Other real estate owned	$1,240		Disposal costs (2)	8%	to	8%	(-8%)
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

Impaired loans.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $8.8 million at September 30, 2018. Of this, $1.5 million had specific valuation allowances of $341,000, leaving a fair value of $1.2 million as of September 30, 2018. In addition, DNB had $594,000 in impaired loans that were partially charged down by $39,000, leaving $555,000 at fair value as of September 30, 2018. The total fair value of impaired loans at September 30, 2018 was $1.8 million. Impaired loans had a carrying amount of $9.1 million at December 31, 2017. Of this, $491,000 had specific valuation allowances of $157,000, leaving a fair value of $334,000 at December 31, 2017. In addition, DNB had $1.9 million in impaired loans that were partially charged down by $442,000, leaving $1.5 million at fair value as of December 31, 2017. The total fair value of impaired loans at December 31, 2017 was $1.8 million.

Other Real Estate Owned & other repossessed property.  Other real estate owned (“OREO”) consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets are classified as OREO and other repossessed property are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. DNB had $5.1 million of such assets at September 30, 2018, $4.9 million of which was OREO and $224,000 was in other repossessed property. DNB had $5.0 million of such assets at December 31, 2017, which consisted of $4.8 million in OREO and $177,000 in other repossessed property. DNB wrote down the carrying values of two OREO properties by $147,000 to $922,000 during the nine month period ended September 30, 2018. DNB wrote down the carrying value of two OREO properties by $121,000 to $817,000 during the nine month period ended September 30, 2017.

DNB's policy is to recognize transfer between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Level 1 and 2 for the nine months ended September 30, 2018.

Below is management’s estimate of the fair value of all financial instruments, whether carried at cost or fair value on the Company’s consolidated statement of financial condition. The carrying amounts and fair values of financial instruments at September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$10,702	$10,702	$10,702	$-	$-
AFS investment securities	99,161	99,161	-	99,161	-
HTM investment securities	62,069	60,303	-	58,303	2,000
Restricted stock	5,864	5,864	-	5,864	-
Loans held-for-sale	-	-	-	-	-
Loans, net of allowance, including impaired	901,734	887,443	-	-	887,443
Accrued interest receivable	4,210	4,210	-	4,210	-
Financial liabilities
Deposits:
Non-interest-bearing	168,311	168,311	-	168,311	-
NOW, Money market, and Savings	520,500	520,500	-	520,500	-
Time	154,021	152,617	-	152,617	-
Brokered	97,049	95,391	-	95,391	-
Repurchase agreements	4,089	4,089	-	4,089	-
FHLBP advances	36,952	36,187	-	36,187	-
Junior subordinated debentures and other borrowings	9,279	9,998	-	9,998	-
Subordinated debt	9,750	9,644	-	9,644	-
Accrued interest payable	557	557	-	557	-
Off-balance sheet instruments	-	-	-	-	-

	December 31, 2017

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$10,917	$10,917	$10,917	$-	$-
AFS investment securities	111,783	111,783	-	111,783	-
HTM investment securities	62,390	62,420	-	60,420	2,000
Restricted stock	7,641	7,641	-	7,641	-
Loans held-for-sale	651	657	-	-	657
Loans, net of allowance, including impaired	840,054	821,672	-	-	821,672
Accrued interest receivable	3,822	3,822	-	3,822	-
Financial liabilities
Deposits:
Non-interest-bearing	176,815	176,815	-	176,815	-
NOW, Money market, and Savings	502,086	502,086	-	502,086	-
Time	140,490	139,406	-	139,406	-
Brokered	41,812	42,304	-	42,304	-
Repurchase agreements	12,023	12,023	-	12,023	-
FHLBP advances	79,013	78,531	-	78,531	-
Junior subordinated debentures and other borrowings	9,279	9,373	-	9,373	-
Subordinated debt	9,750	9,577	-	9,577	-
Accrued interest payable	554	554	-	554	-
Off-balance sheet instruments	-	-	-	-	-

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

Strategic Plan Update.  DNB reported net income available to common shareholders of $3.0 million, or $0.70 per diluted share, for the quarter ending September 30, 2018, compared with $2.4 million, or $0.56 per diluted share, for the same quarter, last year.  For the nine months ending September 30, 2018, the Company reported net income of $7.7 million, or $1.78 per diluted share, compared with $7.1 million, or $1.66 per diluted share, for the same period last year.

•

As of September 30, 2018, total assets were $1.1 billion.  Since December 31, 2017, total assets increased $46.2 million, or 4.3% (not annualized).  Total loan growth of $62.4 million, or 7.4% (not annualized) was partially offset by a $12.9 million, or 7.4% (not annualized) decrease in total investment securities.  Total deposits increased $78.7 million, or 9.1% (not annualized) since December 31, 2017, mainly due to growth in NOW, time, and brokered deposits.  As of September 30, 2018, total shareholders’ equity was $108.1 million, compared with $101.9 million as of December 31, 2017.

•

Total loans were $908.3 million, or 80.5% of total assets, as of September 30, 2018.  As of September 30, 2018, commercial loans, a key strategic emphasis, totaled $746.8 million and represented 82.2% of total loans.  Total commercial loans increased $57.4 million, or 8.3% (not annualized) since December 31, 2017.  Of this total, commercial mortgage loans increased $39.8 million, or 8.2%, commercial business loans increased $11.3 million, or 8.7%, and commercial construction loans increased $6.3 million, or 8.4%.  Residential mortgage loans increased nearly 10% or $9.1 million since January 1, 2018.  Consumer loans, however, declined $4.1 million, or 6.6%, over the same time period.

•

On a sequential quarter basis, total core deposits were relatively stable and were 73.3% of total deposits as of September 30, 2018.  As of the same date, non-interest bearing deposits were 17.9% of total deposits.  The amount of time deposits increased $39.3 million, or 34.2%, through the third quarter of 2018. The Company used these deposits to help fund loan growth due to their more favorable rates and maturities compared with other funding sources.  As of September 30, 2018, the loan-to-deposit ratio was 96.6%.

•

Asset quality remained strong as net recoveries were 0.12% (annualized) of total average loans for the quarter ending September 30, 2018.  (Net charge-offs include recoveries of $309,000).  Total non-performing assets, including loans and other real estate property, were $11.5 million as of September 30, 2018, compared with $11.9 million as of June 30, 2018, and $12.6 million as of December 31, 2017.  The ratio of non-performing loans to total loans was 0.71% compared with 0.76% as of June 30, 2018 and 0.89% as of December 31, 2017.

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

MATERIAL CHALLENGES, RISKS AND OPPORTUNITIES

The following is a summary of material challenges, risks and opportunities DNB has faced during the nine month period ended September 30, 2018:

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

In addition to deposit insurance assessments, banks are subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The FDIC sets the Financing Corporation assessment rate every quarter. The current annual Financing Corporation assessment rate is 32 basis points on the deposit insurance assessment base, as defined above, which we anticipate will result in an aggregate estimated FICO assessment payment by the Bank of $35,000 in 2018.

Material Trends and Uncertainties.

DNB reported net income available to common shareholders of $3.0 million, or $0.70 per diluted share, for the quarter ending September 30, 2018, compared with $2.4 million, or $0.56 per share, for the same quarter, last year.  For the nine months ending September 30, 2018, the Company reported net income of $7.7 million, or $1.78 per share, compared with $7.1 million, or $1.66 per share, for the same period last year.

There are many aspects of the economy and the Federal Reserve’s monetary policy that influence DNB’s ability to grow revenues and net income. In general, the U.S. economy is growing at a moderate pace. The unemployment rate declined by 0.2 percentage point to 3.7 percent in September, and the number of unemployed persons decreased by 270,000 to 6.0 million. Over the year, the unemployment rate and the number of unemployed persons declined by 0.5 percentage point and 795,000, respectively. The number of long-term unemployed (those jobless for 27 weeks or more) was little changed at 1.4 million over the month. In September, the labor force participation rate remained at 62.7 percent. Activity in the housing market continues at a moderate pace. Short-term interest rates are expected to continue to gradually rise. One of the most significant factors is that US economic growth is strengthening to about 3%, largely due to a substantial fiscal boost. Employment growth remains robust which, coupled with buoyant asset prices and strong consumer confidence, is sustaining income and consumption growth. Business investment is projected to strengthen as a result of major tax reform and supportive financial conditions. A pick-up in the world economy is underpinning export growth, although tensions have emerged on how best to reduce barriers to trade.

Although the national and international economies influence DNB’s Results, economic conditions in southeastern Pennsylvania are more germane, as the majority of DNB’s loan and deposits relationships are with businesses and individuals within the Third Federal Reserve District. The Federal Reserve’s September 12, 2018 Beige Book summarizes the economic climate which impacts DNB’s operating environment.

Aggregate business activity in the Third District continued at a modest pace of growth during the September 12, 2018 Beige Book period. Likewise, employment sustained modest growth, but wages continued to grow moderately as the labor market remained tight. While manufacturers reported paying higher prices, other Federal Reserve Bank contacts reported no current shift in inflation trends, but many worried that tariffs would trigger future inflation. Nonfinancial services maintained a moderate pace of growth, but manufacturers reported a more modest pace than last period. Most consumer sectors continued at a modest pace. The construction and real estate sectors continued to issue mixed reports with declines in residential real estate sales and nonresidential construction, while contacts from new home construction and nonresidential leasing noted some growth. The growth outlook over the next six months remained positive, with over half of all firms anticipating increases in general activity.

Homebuilders reported a slight growth in new contracts but little change in construction activity. Sales of existing homes continued to decline moderately compared with the same period last year. However, as the period progressed, sales began to rise a bit in a few markets, despite ongoing low inventories.

The Federal Reserve’s nonresidential real estate contacts reported that rents continued to rise in the slowly growing nonresidential real estate market, especially for offices and industrial warehouses. Higher office rents have been driven, in part, by outside investors, then partially offset by concessions, while underlying demand continued to support new construction and rising rates for warehouses. On balance, nonresidential construction activity continued to slowly wane in most markets.

Third District financial firms reported modest growth in overall loan volumes (excluding credit cards)--a slightly slower pace than during the same period last year. Volumes grew moderately in mortgages and in other consumer loans and grew modestly in commercial real estate lending and in auto loans. However, these gains were offset by slight declines in home equity lines and in commercial and industrial lending. Compared with one year earlier, loans grew modestly and in all categories except for home equity lines. During the current period, credit card lending grew at a modest pace--comparable with the same period last year for this highly seasonal measure. Credit card lending has also grown modestly over the entire year. The Federal Reserve’s banking contacts noted ongoing challenges from "overly" competitive loan terms and bank deposit rates but generally cited greater business optimism and growing loan demand. The bankers also reported no signs of credit quality deterioration.

Third District manufacturing activity slowed to a modest pace of growth--nearer to non-recession averages than the moderate pace of the September 12, 2018 Beige Book period. About 35 percent of the firms reported an increase in shipments and new orders, while over 20 percent of the firms reported decreases.

The makers of lumber products, chemicals, primary metals, and fabricated metal products tended to note gains in new orders and shipments; the makers of electronic machinery and industrial machinery reported mixed results. Nearly two-thirds of the firms that offered general comments noted that price hikes and/or supply disruptions had already occurred or were anticipated because of tariffs and the threat of tariffs. For those firms already impacted, contacts often cited double-digit price increases.

On balance, the Federal Reserve’s manufacturing contacts continued to expect general activity to increase over the next six months. The percentage of firms expecting future increases edged above 50 percent; however, the percentage of firms expecting decreases also edged upward. The firms' outlook for future employment and future capital expenditures remained nearly the same, with just under 40 percent expecting increases.

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

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Consolidated Statements of Financial Condition, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Amounts subject to significant estimates are items such as the allowance for credit losses and lending related commitments, the fair value of repossessed assets, pension and post-retirement obligations, the fair value of financial instruments, other-

than-temporary impairments of investment securities, the valuation of assets acquired and liabilities assumed in business combinations, and the valuations of goodwill for impairment. Among other effects, such changes could result in future impairments of investment securities, and establishment of allowances for credit losses and lending related commitments as well as increased benefit plans’ expenses.

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

FINANCIAL CONDITION

DNB's total assets were $1.13 billion at September 30, 2018, compared to $1.08 billion at December 31, 2017.  The $46.2 million increase in total assets was primarily attributable to a $61.7 million increase in net loans offset by a $215,000 decrease in cash and cash equivalents and a $12.9 million decrease in investment securities.

Investment Securities. Investment securities, including restricted stock, at September 30, 2018 were $167.1 million, compared to $181.8 million at December 31, 2017. The $14.7 million decrease in investment securities and restricted stock was primarily due to $11.4 million in principal pay-downs, calls and maturities, a  $1.8 million decrease in restricted stock,  and a $1.4 million increase in unrealized loss of the AFS portfolio.

Gross Loans. DNB’s loans held for investment increased  $62.4 million to $908.3 million at September 30, 2018, compared to $845.9 million at December 31, 2017. Total commercial loans increased  $57.4 million and residential loans increased $9.1 million, while consumer loans decreased  $4.1 million.

Deposits. Deposits were $939.9 million at September 30, 2018, compared to $861.2 million at December 31, 2017. Deposits increased $78.7 million or 9.14% during the nine month period ended September 30, 2018. Core deposits, which are comprised of demand, NOW, money markets and savings accounts, increased by $9.9 million, time deposits increased by $13.5 million and brokered deposits increased by $55.2 million.

Borrowings. Borrowings were $73.6 million at September 30, 2018, compared to $112.8 million at December 31, 2017. The decrease of $39.2 million or 34.73% was primarily due to a $42.1 million decrease in FHLBP advances and a $7.9 million decrease in repurchase agreements offset by a $10.8 million increase in other borrowings.

Stockholders’ Equity. Stockholders' equity was $108.1 million at September 30, 2018, compared to $101.9 million at December 31, 2017. The increase in stockholders’ equity was primarily a result of year-to-date earnings of $7.7 million,  sales of treasury shares totaling $449,000, and restricted stock compensation expense of $270,000. These additions to stockholders’ equity were partially offset by other comprehensive loss of $1.1 million,  taxes on the exercise of stock options of $266,000 and $902,000 of dividends paid on DNB’s common stock.

RESULTS OF OPERATIONS

SUMMARY

Net income for the three and nine month periods ended September 30,  2018 was $3.0 million and $7.7 million, respectively, compared to $2.4 million and $7.1 million for the same periods in 2017.  Diluted earnings per share for the three and nine month periods ended September 30, 2018 was $0.70 and $1.78, compared to $0.56 and $1.66 for the same periods in 2017. The $609,000 increase in net income in the third quarter of 2018 compared to the third quarter of 2017 was primarily attributable to a $372,000 decrease in income tax expense (primarily due to a decreased effective tax rate as a result of the Tax Cuts and Jobs Act of 2017), a $275,000 decrease in provision for credit losses, a $217,000 decrease in non-interest expense (primarily due to decreased salaries and employee benefits expense), and a $100,000 increase in non-interest income (primarily due to increased wealth management income), offset by a $355,000 decrease in net interest income before provision (primarily due to increased interest expense on deposits). The $544,000 increase in net income during the nine month period ended September 30, 2018 compared to the nine month period ended September 30, 2017 was primarily attributable to a $1.1 million decrease in income tax expense (primarily due to a decreased effective tax rate as a result of the Tax Cuts and Jobs Act of 2017) and a $435,000 decrease in provision for credit losses, offset by a $771,000 decrease in net interest income before provision (primarily due to increased interest expense on deposits), a $224,000 increase in non-interest expense (primarily due to increased salary and employee benefits expense from a previously disclosed one-time internal restructuring expense), and a $23,000 decrease in non-interest income (primarily due to decreases in gains on sale of loans and service charges on deposits).

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

Net interest income for the three and nine month periods ended September 30,  2018 was $9.2 million and $27.2 million, compared to $9.5 million and $28.0 million for the same periods in 2017. Interest income for the three and nine month periods ended September 30, 2018 was $11.6 million and $33.8 million, compared to $11.0 million and $32.1 million for the same periods in 2017.  The $646,000 increase in interest income in the third quarter of 2018, compared to the third quarter of 2017, was primarily due to increases of $594,000 in interest and fees on loans and $16,000 in interest and dividends on investment securities and  $36,000 in interest on cash and cash equivalents.  The $1.7 million increase in interest income in the nine month period ended September 30, 2018, compared to the nine month period ended September 30, 2017, was primarily due to increases of $1.5 million in interest and fees on loans and $174,000 in interest and dividends on investment securities, offset by a decrease of $26,000 in interest on cash and cash equivalents. The weighted average yield on total interest-earning assets was 4.30% and 4.28% for the three and nine month periods ended September 30, 2018,  compared to 4.30% and 4.20% for the same periods in 2017. Interest expense for the three and nine month periods ended September 30, 2018 was $2.5 million and $6.6 million, compared to $1.5 million and $4.1 million for the same periods in 2017.  The $1.0 million increase in interest expense in the third quarter of 2018, compared to the third quarter of 2017, was primarily due to increases of $961,000 in interest on deposits and $40,000 in interest on borrowings. The $2.5 million increase in interest expense in the nine month period ended September 30, 2018, compared to the nine month period ended September 30, 2017, was primarily due to increases of $2.2 million in interest on deposits and $280,000 in interest on borrowings. The composite cost of funds for the three and nine month periods ended September 30, 2018 was 0.98% and 0.88%, compared to 0.61% and 0.57% for the same periods in 2017.

Interest on loans was $10.6 million and $30.6 million for the three and nine month periods ended September 30, 2018, compared to $10.0 million and $29.1 million for the same periods in 2017.  The average balance of loans was $889.1 million, with a tax equivalent average yield of 4.74% (a non-GAAP measure) for the third quarter of 2018, compared to $818.8 million, with a tax equivalent average yield of 4.82%  (a non-GAAP measure) for the same period in 2017.  The average balance of loans was $870.1 million, with a tax equivalent average yield of 4.72% (a non-GAAP measure) for the nine month period ended September 30, 2018, compared to $817.0 million, with a tax equivalent average yield of 4.73% (a non-GAAP measure) for the same period in 2017. See the following table for a reconciliation of the non-GAAP measure “tax equivalent average yield on loans.”

Tax equivalent average yield on loans (Non-GAAP)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Interest and fees on loans (GAAP)	$10,588	$9,994	$30,634	$29,089
Tax adjustment	26	59	85	191
Tax equivalent interest and fees on loans (Non-GAAP)	$10,614	$10,053	$30,719	$29,280
Average balance of loans	$889,113	$818,800	$870,105	$817,006
Tax equivalent average yield on loans (Non-GAAP)	4.74%	4.82%	4.72%	4.73%

Interest and dividends on investment securities was $973,000 and $3.1 million for the three and nine month periods ended September 30, 2018,  compared to $957,000 and $2.9 million for the same periods in 2017. The average balance of investment securities was $173.1 million with a tax equivalent average yield of 2.37%  (a non-GAAP measure) for the third quarter of 2018, compared to $184.1 million with a tax equivalent average yield of 2.33%  (a non-GAAP measure) for the same period in 2017.  The average balance of investment securities was $178.1 million with a tax equivalent average yield of 2.43% (a non-GAAP measure) for the nine month period ended September 30, 2018, compared to $184.9 million with a tax equivalent average yield of 2.37% (a non-GAAP measure) for the same period in 2017. See the following table for a reconciliation of the non-GAAP measure “tax equivalent average yield on investment securities.”

Tax equivalent average yield on investment securities (Non-GAAP)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Interest on tax exempt investment securities (GAAP)	$973	$957	$3,063	$2,889
Tax adjustment	52	115	168	361
Tax equivalent interest on tax-exempt investment securities (Non-GAAP)	$1,025	$1,072	$3,231	$3,250
Average balance of investment securities	$173,080	$184,089	$178,091	$184,875
Tax equivalent average yield on investment securities (Non-GAAP)	2.37%	2.33%	2.43%	2.37%

Interest on deposits was $2.0 million and $5.1 million for the three and nine month periods ended September 30, 2018, compared to $1.1 million and $2.9 million for the same periods in 2017.  The average balance of deposits was $935.7 million, with an average rate of 0.86% for the third quarter of 2018, compared to $872.9 million, with an average rate of 0.49% for the same period in 2017.  The average balance of deposits was $905.7 million, with an average rate of 0.75% for the nine month period ended September 30, 2018, compared to $886.6 million, with an average rate of 0.44% for the same period in 2017.  The increases in average rate were attributable to a  75 basis points increase in the federal funds rate, which has impacted the rates DNB pays on the majority of interest-bearing deposit accounts.

Interest on borrowings was $450,000 and $1.5 million for the three and nine month periods ended September 30, 2018, compared to $410,000 and $1.2 million for the same periods in 2017. The average balance of borrowings was $73.0 million, with an average rate of 2.45% for the third quarter of 2018, compared to $86.6 million, with an average rate of 1.88% for the same period in 2017. The average balance of borrowings was $89.4 million, with an average rate of 2.18% for the nine month period ended September 30, 2018, compared to $85.7 million, with an average rate of 1.84% for the same period in 2017.

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

There was a $100,000 and $850,000 provision made during the three and nine month periods ended September 30, 2018,  compared to $375,000 and $1.3 million for the same periods in 2017. DNB’s percentage of allowance for credit losses to total loans was 0.72%  at September 30, 2018 compared to 0.69% and 0.68% at December 31, 2017 and September 30, 2017, respectively. Net charge-offs were $135,000, $1.2 million, and $1.1 million during the nine months ended September 30, 2018, year ended December 31, 2017, and nine months ended September 30, 2017, respectively. The percentage of net charge-offs to total average loans were 0.02%, 0.15%, and 0.13% for those same respective periods. Management believes that the allowance for credit losses is adequate, but continues to monitor it along with other performance metrics including those ratios related to non-performing loans. Management is not aware of any potential problem loans, which were accruing and current at September 30, 2018, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to DNB. Non-performing loans decreased  $1.1 million during the nine month period ended September 30, 2018.  The ratio of the allowance for credit losses as a percentage of loans reflects management’s estimate of the level of inherent losses in the portfolio.

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

As of September 30,  2018, DNB had $11.5 million of non-performing assets, which included $6.5 million of non-performing loans and $5.1 million of OREO and other repossessed assets. This compares to $12.6 million of non-performing assets at December 31, 2017 which included $7.6 million of non-performing loans and $5.0 million of OREO and other repossessed assets. Loans are reviewed for impairment in accordance with FASB ASC 310-10-35. Impaired loans can either be secured or unsecured, not including large groups of smaller balance loans that are collectively evaluated. Impairment is measured by the difference between the loan amount and the present value of the future cash flow discounted at the loan’s effective interest rate. Management measures loans for impairment by using the fair value of collateral for collateral dependent loans. In general, management reduces the amount of the appraisal by the estimated cost of acquisition and disposition of the underlying collateral and compares that adjusted value with DNB’s carrying value. DNB establishes a specific valuation allowance on impaired loans that have a collateral shortfall and/or cashflow shortfalls, including estimated costs to sell in comparison to the carrying value of the loan. Of the $8.8 million of impaired loans ($6.5 million of non-performing loans,  $1.8 million of performing TDRs, and a $521,000 performing ASC 310-30 loan)  at September 30, 2018, $1.5 million had valuation allowances of $341,000 and $7.3 million had no specific allowance. Of the $9.1 million of impaired loans ($7.6 million of non-performing loans, $1.0 million of performing TDRs, and a $520,000 performing ASC 310-30 loan) at December 31, 2017, $491,000 had valuation allowances of $157,000 and $8.6 million had no specific allowance. For those impaired loans that management determined that no specific valuation allowance was necessary, management has reviewed the present value of the future cash flows or the appraisal for each loan and determined that no valuation was necessary. During the quarter ended September 30, 2018, DNB recognized $38,000 in total charge-offs, $23,000 of which related to impaired loans. An impaired loan may not represent an expected loss.

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

Analysis of Allowance for Credit Losses

(Dollars in thousands)

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30, 2018	December 31, 2017	September 30, 2017
Beginning balance	$5,843	$5,373	$5,373
Provisions	850	1,660	1,285
Loans charged off:
Residential mortgage	(137)	(85)	-
Commercial mortgage	(184)	(519)	(519)
Commercial:
Commercial term	(79)	(683)	(610)
Commercial construction	-	-	-
Lease financing	-	-	-
Consumer:
Home equity	-	-	-
Other	(72)	(38)	(10)
Total charged off	(472)	(1,325)	(1,139)
Recoveries:
Residential mortgage	334	16	2
Commercial mortgage	-	51	50
Commercial:
Commercial term	2	23	20
Commercial construction	-	42	-
Lease financing	-	1	1
Consumer:
Home Equity	-	-	-
Other	2	2	2
Total recoveries	338	135	75
Ending balance	$6,559	$5,843	$5,594

The following table sets forth the composition of DNB’s allowance for credit losses for the dates indicated.

Composition of Allowance for Credit Losses

(Dollars in thousands)

	September 30, 2018		December 31, 2017		September 30, 2017
		Percent of		Percent of		Percent of
		Loan Type		Loan Type		Loan Type
		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans
Residential mortgage	$163	11%	$221	11%	$246	11%
Commercial mortgage	3,289	58	2,856	57	2,798	56
Commercial:
Commercial term	987	15	845	15	648	15
Commercial construction	1,068	9	1,128	9	1,106	10
Consumer:
Home equity	196	6	183	7	186	7
Other	48	1	63	1	81	1
Unallocated	808	-	547	-	529	-
Total	$6,559	100%	$5,843	100%	$5,594	100%
Reserve for unfunded loan commitments	$386		$348		$309

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

Non-interest income for the three and nine month periods ended September 30, 2018 was $1.4 million and $4.0 million,

compared to $1.3 million and $4.0 million for the same periods in 2017. The $100,000 increase during the three months ended September 30, 2018 was mainly attributable to increases of $131,000 in wealth management and $8,000 in gains from insurance proceeds. These increases were offset by decreases of $16,000 in other fees (mostly servicing fees), $8,000 in service charges (mostly NSF fees), $8,000 in gain on sale of loans, and $6,000 in mortgage banking. The $23,000 decrease during the nine months ended September 30, 2018 was mainly attributable to decreases of $95,000 in gain on sale of loans, $88,000 in service charges (mostly NSF fees), $72,000 in gains from insurance proceeds, $50,000 in other fees (mostly servicing fees), $25,000 in gain on sale of investment securities, and $7,000 in increase in cash surrender value of BOLI. These decreases were offset by increases of $233,000 in wealth management and $81,000 in mortgage banking.

NON-INTEREST EXPENSE

Non-interest expense for the three and nine month periods ended September 30, 2018 was $6.8 million and $21.0 million, compared to $7.0 million and $20.8 million for the same periods in 2017. During the three months ended September 30, 2018, total non-interest expense decreased by $217,000. The decrease was primarily due to decreases of $217,000 in salaries and employee benefits (primarily due to open positions), $101,000 in other expenses (mostly decreased OREO expenses),  and $38,000 in FDIC insurance (assessment rate decreased due to improved leverage ratio and increase in income over the last 12 months). These decreases were partially offset by increases of $47,000 in advertising and marketing, $39,000 in furniture and equipment (increased maintenance agreement expenses), $25,000 in occupancy (mostly office building security expenses), and $23,000 in PA shares tax. During the nine months ended September 30, 2018, total non-interest expense increased by $224,000. The increase was primarily due to increases of $451,000 in salary and employee benefits (compensation expense for the second quarter of 2018 included a one-time severance payment of $434,000 and other related costs of $79,000 associated with an internal restructuring), $77,000 in furniture and equipment (increased maintenance agreement expenses), $50,000 in PA shares tax, and $30,000 in loss on sale or write down of OREO. These increases were partially offset by decreases of $143,000 in FDIC insurance (assessment rate decreased due to improved leverage ratio and increase in income over the last 12 months), $104,000 in other expenses (mostly decreased OREO expenses), $77,000 in due diligence and merger expense (no expense in 2018), $23,000 in professional and consulting (mostly decreased audit and accounting fees and consulting fees), $19,000 in occupancy (mostly repairs and maintenance), $11,000 in telecommunications, and $7,000 in advertising and marketing.

INCOME TAXES

Income tax expense for the three and nine month periods ended September 30, 2018 was $629,000 and $1.6 million,  respectively, compared to $1.0 million and $2.8 million for the same periods in 2017. The effective tax rate for the three and nine month periods ended September 30, 2018 was 17.2% and 17.7% compared to 29.3%  and 28.0%  for the same periods in 2017.  The decrease in effective tax rate was mainly attributable to adoption of the Tax Cuts and Jobs Act of 2017 which reduced the statutory rate from 34% to 21%. Income tax expense for each period differs from the amount determined at the statutory rate, due to tax-exempt income on loans and investment securities and DNB's ownership of BOLI policies.

ASSET QUALITY

DNB works diligently to improve asset quality by adhering to strict underwriting standards and improving lending policies and procedures. Non-performing assets totaled $11.5 million at September 30, 2018 compared to $12.6 million at December 31, 2017 and $12.0 million at September 30, 2017.  Loans acquired in connection with the purchase of ERB have been recorded at fair value, in accordance with GAAP, and are based on an initial estimate of the expected cash flows, including a reduction for estimated credit losses, and without carryover of the respective portfolio’s historical allowance for credit losses. DNB will continually evaluate the loans acquired from ERB for additional impairment as part of our normal allowance review process. Non-performing assets have, and will continue to have, an impact on earnings; therefore management intends to continue working aggressively to reduce the level of such assets.

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

DNB’s Credit Policy Committee monitors the performance of the loan portfolio to identify potential problem assets on a timely basis. Committee members meet to design, implement and review asset recovery strategies, which serve to maximize the recovery of each troubled asset. As of September 30, 2018, DNB had $10.7 million of substandard loans. Of the $10.7 million, $3.7 million are performing and are believed to require supervision and review greater than loans rated pass or special mention; and may, depending on the economic environment and other factors, become non-performing assets in future periods. The amount of performing substandard loans at December 31, 2017 was $4.5 million. DNB had $6.1 million of special mention loans at September 30, 2018 compared to $240,000 at December 31, 2017. The increase in special mention loans during the nine months ended September 30, 2018 was primarily due to rating downgrades in the portfolio, specifically $3.6 million of commercial construction loans, $1.8 million of commercial mortgages, $231,000 in commercial term loans, and $144,000 in home equity loans.  The majority of the loans are secured by commercial real estate, with lesser amounts being secured by residential real estate, inventory and receivables.

The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, and (iii) OREO as a result of foreclosure or voluntary transfer to DNB as well as other repossessed assets. In addition, the table sets forth DNB's asset quality and allowance coverage ratios at the dates indicated:

Non-Performing Assets

(Dollars in thousands)

	September 30, 2018	December 31, 2017	September 30, 2017
Non-accrual loans:
Residential mortgage	$1,005	$1,915	$2,070
Commercial mortgage	1,561	2,259	2,311
Commercial:
Commercial term	2,624	2,100	1,506
Commercial construction	479	514	447
Consumer:
Home equity	631	466	468
Other	171	245	308
Total non-accrual loans	6,471	7,499	7,110
Loans 90 days past due and still accruing	-	54	-
Total non-performing loans	6,471	7,553	7,110
Other real estate owned & other repossessed property	5,077	5,012	4,916
Total non-performing assets	$11,548	$12,565	$12,026
Asset quality ratios:
Non-performing loans to total loans	0.71%	0.89%	0.87%
Non-performing assets to total assets	1.02	1.16	1.13
Allowance for credit losses to:
Total loans	0.72	0.69	0.68
Non-performing loans	101.4	77.4	78.7

Troubled Debt Restructurings Loans whose terms are modified are classified as troubled debt restructurings (“TDR”) if DNB grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired. The recorded investments in troubled debt restructured loans at September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018
	Pre-Modification	Post-Modification
(Dollars in thousands)	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Residential mortgage	$676	$805	$643
Commercial mortgage	992	992	967
Consumer:
Home equity	148	148	141
Other	40	42	30
Total	$1,856	$1,987	$1,781

	December 31, 2017
	Pre-Modification	Post-Modification
(Dollars in thousands)	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Residential mortgage	$603	$732	$690
Commercial mortgage	992	992	982
Consumer:
Home equity	148	148	146
Other	40	42	39
Total	$1,783	$1,914	$1,857

At September 30, 2018, DNB had nine TDRs with recorded investment totaling $1,781,000, all of which are accruing loans in compliance with the terms of the modifications. As a result of collateral evaluations, specific reserves and charge-offs have been taken where appropriate. DNB recognized partial charge-offs totaling $151,000 on two residential loans prior to their restructuring and $2,000 on one consumer installment loan after its restructuring. As of September 30, 2018, there were no defaulted TDRs as all TDRs were current with respect to their associated forbearance agreements. There were no defaults on TDRs during the nine months ended September 30, 2018.

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

Impaired loans are measured for impairment using the fair value of the collateral for collateral dependent loans.  Information regarding impaired loans is presented as follows:

	At and For the	At and For the	At and For the
	Nine Months Ended	Year Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2018	December 31, 2017	September 30, 2017
Total recorded investment	$8,772	$9,130	$8,776
Impaired loans with a specific allowance	1,495	491	367
Impaired loans without a specific allowance	7,277	8,639	8,409
Average recorded investment	9,313	8,373	8,184
Specific allowance allocation	341	157	95
Total principal and interest collected	526	1,409	427
Interest income recorded	80	24	10

LIQUIDITY AND CAPITAL RESOURCES

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes. DNB’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding.  As part of its liquidity management, DNB maintains assets that comprise its liquidity, which totaled $96.5 million at September 30, 2018 compared to $109.3 million at December 31, 2017.  Liquidity includes investments and restricted stock, Federal funds sold and cash and due from banks, less the amount of securities required to be pledged for certain liabilities. DNB also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.

In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs.  Through these relationships, DNB had available credit of approximately $558.6 million at September 30, 2018. As a member of the FHLB, we are eligible to borrow up to a specific credit limit which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of September 30, 2018,  DNB’s Maximum Borrowing Capacity with the FHLBP was $498.6 million. At September 30, 2018, DNB had borrowed $37.0 million and the FHLB had issued letters of credit, on DNB's behalf, totaling $40.0 million against its available credit lines. At September 30, 2018,  DNB also had available $60.0 million of unsecured federal funds lines of credit with other financial institutions as well as $485.0 million of available short or long term funding through several agreements and programs with brokers. Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

At September 30, 2018, DNB had $187.0 million in un-funded loan commitments. Management anticipates these commitments will be funded by means of normal cash flows. Certificates of deposit greater than or equal to $250,000 scheduled to mature in one year or less from September 30, 2018 totaled $38.0 million. Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in cash and cash equivalents or by pay-downs and maturities of loans and investments.

The Bank has met the definition of “well capitalized” for regulatory purposes on September 30, 2018.  The Bank’s capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of the Corporation’s or the Bank’s overall financial condition or prospects. The Corporation’s capital exceeds the FRB’s minimum leverage ratio requirements for bank holding companies and meets other requirements to be considered “well capitalized” (see additional discussion included in Note 18 of DNB’s December 31, 2017 Form 10-K).

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

The following table summarizes data and ratios pertaining to the Corporation and the Bank's capital structure.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes*		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation
September 30, 2018
Total risk-based capital	$121,842	13.83%	$70,492	8.00%	N/A	N/A
Common Equity Tier 1 capital	96,147	10.91	39,652	4.50	N/A	N/A
Tier 1 risk-based capital	105,147	11.93	52,869	6.00	N/A	N/A
Tier 1 (leverage) capital	105,147	9.48	44,374	4.00	N/A	N/A
December 31, 2017
Total risk-based capital	$113,400	13.73%	$66,083	8.00%	N/A	N/A
Common equity tier 1 capital	88,459	10.71	37,172	4.50	N/A	N/A
Tier 1 risk-based capital	97,459	11.80	49,562	6.00	N/A	N/A
Tier 1 (leverage) capital	97,459	9.19	42,426	4.00	N/A	N/A
DNB First, N.A.
September 30, 2018
Total risk-based capital	$120,275	13.68%	$70,354	8.00%	$87,942	10.00%
Common Equity Tier 1 capital	113,330	12.89	39,574	4.50	57,163	6.50
Tier 1 risk-based capital	113,330	12.89	52,765	6.00	70,354	8.00
Tier 1 (leverage) capital	113,330	10.23	44,321	4.00	55,401	5.00
December 31, 2017
Total risk-based capital	$112,050	13.59%	$65,953	8.00%	$82,441	10.00%
Common equity tier 1 capital	105,859	12.84	37,098	4.50	53,587	6.50
Tier 1 risk-based capital	105,859	12.84	49,465	6.00	65,953	8.00
Tier 1 (leverage) capital	105,859	9.99	42,378	4.00	52,972	5.00
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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes an Economic Value of Equity ("EVE") model. The EVE model measures the potential price risk of equity to changes in interest rates and factors in the optionality included on the balance sheet. EVE analysis is used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The EVE is likely to be different if rates change. Results falling outside prescribed ranges may require action by management. At September 30, 2018 and December 31, 2017, DNB's variance in the EVE as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the following table. The change as a percentage of the present value of equity with a 200 basis point increase was within DNB's negative 25% guideline at September 30, 2018 and December 31, 2017.

(Dollars in thousands)	September 30, 2018			December 31, 2017
Change in rates	Flat	-200bp	+200bp	Flat	-200bp	+200bp
EVE	$161,731	$157,337	$155,427	$129,535	$120,945	$123,710
Change		(4,394)	(6,304)		(8,590)	(5,825)
Change as % of assets		(0.4%)	(0.6%)		(0.8%)	(0.5%)
Change as % of PV equity		(2.7%)	(3.9%)		(6.6%)	(4.5%)

ITEM 4- CONTROLS AND PROCEDURES

DNB’s Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2018,  the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, Management has concluded that DNB’s current disclosure controls and procedures are effective.

Management of DNB is responsible for establishing and maintaining adequate internal control over financial reporting for DNB, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. There was no change in DNB’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, DNB’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Neither DNB nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material legal proceedings other than ordinary routine litigation incident to their businesses.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Risk Factors” included within the 2017 Form 10-K. The risks described therein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended September 30, 2018. The following table provides information on repurchases by DNB of its common stock in each month of the quarter ended September 30, 2018:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	Per Share	or Programs	Programs (a)

July 1, 2018 – July 31, 2018	-	$-	-	$63,016

August 1, 2018 – August 31, 2018	-	-	-	$63,016

September 1, 2018 – September 30, 2018	-	-	-	$63,016

Total	-	$-	-	$63,016

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

overmber
DNB FINANCIAL CORPORATION

November 5, 2018	BY:	/s/ William J. Hieb
William J. Hieb, Chief Executive Officer, President and Director

November 5, 2018	BY:	/s/ Gerald F. Sopp
Gerald F. Sopp, Chief Financial Officer and Executive Vice President

Exhibit Index

Exhibit Number	Description
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