Form 10-K
period 2018-12-31
DNB FINANCIAL CORP /PA/
filed 2019-03-14
CIK 713671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provide pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the shares of common stock of the Registrant issued and outstanding on June 30, 2018, which excludes 504,000 shares held by all directors, officers and affiliates of the Registrant as a group, was approximately $133.1 million. This figure is based on the closing price of $35.05 per share of the Registrant’s common stock on June 30, 2018, the last business day of the Registrant’s second fiscal quarter.

As of March 14, 2019, the Registrant had outstanding 4,327,415 shares of Common Stock, $1 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

Part I

Item 1.  Business

General Description of Registrant’s Business and Its Development

DNB Financial Corporation (the “Registrant” or “DNB”), a Pennsylvania business corporation, is a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System (Federal Reserve Board). The Registrant was incorporated on October 28, 1982 and commenced operations on July 1, 1983 upon consummation of the acquisition of all of the outstanding stock of Downingtown National Bank, now known as DNB First, National Association (the “Bank”). Since commencing operations, DNB’s business has consisted primarily of managing and supervising the Bank, and its principal source of income has been derived from the Bank. At December 31, 2018, DNB had total consolidated assets, total liabilities and stockholders’ equity of $1.2 billion, $1.0 billion, and $111.8 million, respectively.

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

The Bank’s headquarters is located at 4 Brandywine Avenue, Downingtown, Pennsylvania. As of December 31, 2018, the Bank had total assets of $1.2 billion, total deposits of $984.8 million and total stockholders’ equity of $130.0 million. The Bank’s business is not seasonal in nature. The FDIC, to the extent provided by law, insures its deposits. On December 31, 2018, the Bank had 156 full-time employees and 18 part-time employees.

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

The FDIC may take action to increase insurance premiums if the deposit insurance fund is not funded to its regulatory mandated Designated Reserve Ratio (DRR). Currently, the FDIC is required to achieve a DRR of 1.35% by September 30, 2020, and has established a target DRR of 2.0%. Under the Dodd-Frank Act, the FDIC assesses premiums from each institution based on its average consolidated total assets minus its average tangible equity, while utilizing a scorecard method to determine each institution’s risk to the deposit insurance fund. The Dodd-Frank Act also requires the FDIC, in setting assessments, to offset the effect of increasing its reserve for the deposit insurance fund on institutions with consolidated total assets of less than $10 billion. To achieve the mandated DRR consistent with these provisions of the Dodd-Frank Act, the FDIC implemented a rule in 2016 imposing a surcharge of 4.5 basis points on all insured depository institutions with consolidated total assets of $10 billion or more in addition to their regular assessments. Under the rule, the surcharge would cease once a DRR of 1.35% had been achieved or on December 31, 2018, whichever came first. On September 30, 2018, the DRR reached 1.36%, and the surcharge was eliminated.

Pursuant to these requirements, the FDIC adopted new assessment regulations effective April 1, 2011 that redefined the assessment base as average consolidated assets less average tangible equity. Insured banks with more than $1.0 billion in assets must calculate quarterly average assets based on daily balances while smaller banks and newly chartered banks may use weekly averages. Average assets would be reduced by goodwill and other intangibles. Average tangible equity equals Tier 1 capital. For institutions with more than $1.0 billion in assets, average tangible equity is calculated on a weekly basis while smaller institutions may use the quarter-

end balance. The base assessment rate for insured institutions in Risk Category I will range between 5 to 9 basis points and for institutions in Risk Categories II, III, and IV will be 14, 23 and 35 basis points, respectively. An institution’s assessment rate will be reduced based on the amount of its outstanding unsecured long-term debt and for institutions in Risk Categories II, III and IV may be increased based on their brokered deposits.

In addition to deposit insurance assessments, banks are subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The FDIC sets the Financing Corporation assessment rate every quarter. The current annual Financing Corporation assessment rate is 14 basis points on the deposit insurance assessment base, as defined above, which we anticipate will result in an aggregate estimated FICO assessment payment by the Bank of $14,000 in 2019.

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

DNB's financial condition and results of operations may be adversely affected by regional economic conditions and real estate values. - DNB's loan and deposit activities are largely based in eastern Pennsylvania. As a result, DNB's financial performance is closely tied to economic conditions in this region. While the region experienced generally strong local economic conditions during the past several years, and a downturn in the regional real estate market may adversely affect us because DNB's loans are concentrated in this regional area and a large percentage of its loans are secured by real property, and further declines in real estate values reduce the value of that loan collateral. This may limit the amount DNB may recover on defaulted loans by selling the underlying real estate collateral, which would adversely affect DNB's results of operations.  In addition, a significant portion of DNB's loan portfolio consists of commercial real estate loans. The ability of these borrowers to repay their loans is often dependent on the borrower receiving sufficient rental payments.   Economic conditions may affect the ability of tenants to make rental payments on a timely basis and/or may cause some tenants not to renew their leases, which may adversely affect a borrower's ability to make loan payments. In addition, if operating expenses, taxes and other expenses associated with commercial real estate properties increase materially, the tenant's ability to repay, and therefore the borrower's ability to make timely loan payments to us, could be adversely affected. Any of these factors could increase the amount of DNB's non-performing loans, increase its provision for credit losses and reduce its net income.

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

DNB may need to raise additional capital in the future and such capital may not be available when needed or at all. - DNB may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet its commitments and business needs. DNB's ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of DNB's control, and its financial performance. DNB's customary sources of liquidity include, but are not limited to, deposits, inter-bank borrowings and borrowings from the Federal Home Loan Bank of Pittsburgh. Any occurrence that may limit DNB's access to the capital markets, such as a decline in the confidence of debt purchasers, depositors or counterparties participating in the capital markets may adversely affect DNB's capital costs and ability to raise capital and, in turn, DNB's liquidity. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on DNB's business, financial condition and results of operations.

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

The fair value of DNB's investment securities can fluctuate due to market conditions which, under some circumstances can lead to other-than-temporary impairment. - As of December 31, 2018, the fair value of DNB's investment securities portfolio was approximately $157.8 million. Factors beyond DNB's control can significantly influence the fair value of DNB's investment securities and can result in adverse changes to their fair value. These factors include, but are not limited to, rating agency actions with respect to the securities, defaults by the issuer or with respect to any underlying securities, and changes in market interest rates and instability in the capital markets. These and other factors could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material adverse effect on us. The process for determining whether impairment of a security is other-than-temporary typically requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

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

Acquisition activities generally involve a number of additional risks and potential effects on us and DNB's business, including:

•

the time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, including the diversion of management resources from the operation of DNB’s existing business;

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

Federal and state regulatory agencies may adopt changes to their regulations or change the manner in which existing regulations are applied.  We cannot predict the substance or effect of pending or future legislation or regulation or the application of laws and regulations to DNB.  Compliance with current and potential regulation, as well as regulatory scrutiny, may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital, and limit our ability to pursue business opportunities in an efficient manner by requiring us to expend significant time, effort and resources to ensure compliance and respond to any regulatory inquiries or investigations.  In addition, press coverage and other public statements that assert some form of wrongdoing by financial services companies (including press coverage and public statements that do not involve us) may result in regulatory inquiries or investigations, which, independent of the outcome, may be time-consuming and expensive and may divert time, effort and resources from our business.  Evolving regulations and guidance concerning executive compensation may also impose limitations on us that affect our ability to compete successfully for executive and management talent.

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

New capital rules that were recently issued generally require insured depository institutions and certain holding companies to hold more capital. The impact of the new rules on DNB's financial condition and operations is uncertain. - In July 2013, U.S. federal bank regulatory agencies issued final rules that substantially amended the regulatory risk-based capital rules applicable to DNB and DNB First. The new rules revise, among other things, risk-based capital requirements and the method for calculating risk weighted assets to make those standards consistent with agreements that were reached by Basel III and certain provisions of the Dodd-Frank Act. Certain requirements of the rule began to phase in on January 1, 2015 and the requirements of the rule were fully implemented as of January 1, 2019. The new rules include certain new and higher risk-based capital and leverage requirements than those currently in place. In addition, in order to avoid restrictions on capital distributions (including dividends) or discretionary bonus payments to executives, a covered banking organization must maintain a "capital conservation buffer" on top of its minimum risk-based capital requirements. Furthermore, in the current economic and regulatory environment, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations. The application of more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if DNB were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers, could result in modifications to its business strategy and could limit its ability to make distributions, including paying dividends or repurchasing its shares. In December 2017, the Basel Committee on Banking Supervision published standards that it described as the finalization of the Basel III regulatory framework (commonly referred to as Basel IV).  Among other things, these standards revise the Basel Committee’s standardized approach for credit risk and provide a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027.  Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to DNB or the Bank.  The impact of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators.

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

DNB's share price may change for a variety of reasons, some of which are beyond DNB's control. - DNB's share price can fluctuate in response to a variety of factors, some of which are not under DNB's control. These factors could cause the share price to decrease regardless of DNB's operating results. These factors include:

•	DNB’s financial condition, performance, creditworthiness and prospects;
•	DNB’s past and future dividend practice;
•	operating results that vary from the expectations of management, securities analysts and investors;
•	quarterly variations in DNB’s operating results or in the quality of DNB’s assets;
•	operating results and securities price performance of companies that investors believe are comparable to us;
•	the credit, mortgage and housing markets, the markets for securities relating to mortgages or housing, and developments with respect to financial institutions generally;
•	future sales of DNB’s equity or equity-related securities;
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

Uncertainty about the future of the London Interbank Offer Rate (LIBOR) may adversely affect our business and financial results. - LIBOR meaningfully influences market interest rates around the globe. In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced its intent to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. This announcement indicates that the continuation of LIBOR as currently constructed is not guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere, and whether other rate or rates may become accepted alternatives to LIBOR.

In 2014, the FRB and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (ARRC) to identify best practices for alternative reference rates, identify best practices for contract robustness, develop an adoption plan, and create an implementation plan with metrics of success and a timeline. The ARRC accomplished its first set of objectives and has identified the Secured Overnight Financing Rate (SOFR) as the rate that represents best practice for use in certain new U.S. dollar derivatives and other financial contracts. The ARRC also published its Paced Transition Plan, with specific steps and timelines designed to encourage adoption of the SOFR. The ARRC was reconstituted in 2018 to help to ensure the successful implementation of the Paced Transition Plan and serve as a forum to coordinate and track planning across cash and derivatives products and market participants currently using LIBOR.

No assurance can be provided that the uncertainties around LIBOR or their resolution will not adversely affect the use, level, and volatility of LIBOR or other interest rates or the value of LIBOR-based securities or other securities or financial arrangements. Further, the viability of SOFR as an alternative reference rate and the availability and acceptance of other alternative reference rates are unclear and also may have adverse effects on market rates of interest and the value of securities and other financial arrangements. These uncertainties, proposals and actions to resolve them, and their ultimate resolution also could negatively impact our funding costs, loan and other asset values, asset-liability management strategies, and other aspects of our business and financial results.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2018, DNB owns or leases 15 full-service branch locations, two of which additionally serve as other administrative offices. The following tables detail DNB’s properties as of December 31, 2018:

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

Not Applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Price of and Dividends on Registrant’s Common Equity

DNB Financial Corporation’s common stock, par value $1.00 per share, is listed for trading on NASDAQ’s Capital Market under the symbol DNBF. Current price information is available from account executives at most brokerage firms as well as the firms listed at the back of this report who are market makers of DNB’s common stock. There were approximately 550 holders of record who owned 4.3 million shares of common stock outstanding at March 12, 2019. The information required with respect to securities authorized for issuance under DNB’s equity compensation plans is set forth in “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, and incorporated herein by reference.

(b) Recent Sales of Unregistered Securities

None.

 (c) Purchases of Equity Securities by DNB and Affiliated Purchasers

The following table provides information on repurchases by or on behalf of DNB or any “affiliated purchaser” (as defined in Regulation 10b-18(a) (3)) of its common stock in each month of the quarter ended December 31, 2018.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	Per Share	or Programs	Programs
October 1, 2018 - October 31, 2018	-	$-	-	63,016
November 1, 2018 - November 30, 2018	-	-	-	63,016
December 1, 2018 - December 31, 2018	-	-	-	63,016
Total	-	$-	-	63,016

On July 25, 2001, DNB authorized the buyback of up to 175,000 shares of its common stock over an indefinite period. On August 27, 2004, DNB increased the buyback from 175,000 to 325,000 shares of its common stock over an indefinite period.

(d) Corporation Performance Graph

The following graph presents the 5 year cumulative total return on DNB Financial Corporation’s common stock, compared to the S&P 500 Index and the S&P 500 Financial Index for the 5 year period ended December 31, 2018. The comparison assumes that $100 was invested in DNB’s common stock and each of the foregoing indices and that all dividends have been reinvested.

CORPORATION PERFORMANCE

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

AMONG DNB FINANCIAL CORP., the S&P 500 INDEX and the S&P 500 FINANCIAL INDEX

Item 6.  Selected Financial Data

The selected financial data set forth below is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto, contained elsewhere herein.

	At or For the Year Ended December 31
(Dollars in thousands, except share data)	2018	2017	2016	2015	2014
RESULTS OF OPERATIONS
Interest income	$46,175	$43,385	$29,179	$24,478	$23,596
Interest expense	9,371	5,720	3,324	2,712	2,311
Net interest income	36,804	37,665	25,855	21,766	21,285
Provision for credit losses	1,200	1,660	730	1,105	1,130
Non-interest income	5,245	5,418	6,364	5,009	4,958
Non-interest expense	27,875	28,021	24,641	19,029	18,632
Income before income taxes	12,974	13,402	6,848	6,641	6,481
Income tax expense	2,290	5,456	1,869	1,503	1,677
Net income	$10,684	$7,946	$4,979	$5,138	$4,804
Preferred stock dividends & accretion of discount	-	-	-	50	135
Net income available to common stockholders	$10,684	$7,946	$4,979	$5,088	$4,669

PER SHARE DATA
Basic earnings	$2.48	$1.87	$1.56	$1.82	$1.69
Diluted earnings	2.48	1.85	1.55	1.79	1.66
Cash dividends	0.28	0.28	0.28	0.28	0.28
Book value	25.88	23.78	22.36	19.65	18.33
Tangible book value (Non-GAAP)	22.21	20.06	18.56	19.58	18.26
Average common shares outstanding	4,303,410	4,260,137	3,186,079	2,801,881	2,766,723
Average diluted common shares outstanding	4,315,324	4,290,070	3,218,884	2,847,488	2,812,726
PERFORMANCE RATIOS
Return on average assets	0.96%	0.74%	0.59%	0.69%	0.71%
Return on average stockholders' equity	10.02	7.93	7.40	8.72	7.78
Return on average tangible equity (Non-GAAP)	11.78	9.44	9.74	8.73	7.79
Net interest margin (tax equivalent, Non-GAAP)	3.45	3.73	3.31	3.16	3.36
Efficiency ratio	65.22	63.75	75.53	68.31	71.12
Wtd average yield on earning assets	4.32	4.28	3.72	3.51	3.67
FINANCIAL CONDITION
Total assets	$1,158,235	$1,081,915	$1,070,685	$748,818	$723,330
Total liabilities	1,046,389	979,973	975,845	693,330	659,422
Total stockholders' equity	111,846	101,942	94,840	55,488	63,908
Loans, gross	934,971	845,897	817,529	481,758	455,603
Allowance for credit losses	6,675	5,843	5,373	4,935	4,906
Investment securities	158,669	174,173	182,206	220,208	231,656
Goodwill	15,525	15,525	15,590	-	-
Intangible assets	343	435	537	66	82
Deposits	984,566	861,203	885,187	606,275	605,083
Borrowings	55,269	112,803	86,668	81,909	49,005
ASSET QUALITY RATIOS
Net charge-offs to average loans	0.04%	0.15%	0.05%	0.23%	0.19%
Non-performing loans/total loans	0.62	0.89	1.04	1.06	1.50
Non-performing assets/total assets	0.94	1.16	1.05	1.02	1.07
Allowance for credit loss/total loans	0.71	0.69	0.66	1.02	1.08
Allowance for credit loss/non-performing loans	115.50	77.36	63.20	96.91	71.59
CAPITAL RATIOS
Total equity/total assets	9.66%	9.42%	8.86%	7.41%	8.84%
Tangible equity/tangible assets (Non-GAAP)	8.40	8.07	7.46	7.40	8.82
Tier 1 leverage	9.48	9.19	8.42	8.94	10.55
Common equity tier 1 risk based capital	10.79	10.71	9.60	10.44	10.50
Tier 1 risk based capital	11.77	11.80	10.67	12.08	14.90
Total risk based capital	13.61	13.73	12.50	14.78	15.92

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

Reconciliation of Book Value Per Common Share to Tangible Book Value Per Common Share
	December 31,
(Dollars in thousands, except share and per share data)	2018	2017
Stockholders' Equity	$111,846	$101,942
Goodwill	15,525	15,525
Other intangible assets	343	435
Tangible common equity (Non-GAAP)	$95,978	$85,982

Outstanding shares	4,321,745	4,286,117

Book value per common share (GAAP)	$25.88	$23.78
Tangible book value per common share (Non-GAAP)	22.21	20.06

Return on Average Tangible Equity (Non-GAAP)
	Year Ended
	December 31,
(Dollars in thousands)	2018	2017
Average Stockholders' Equity	$106,628	$100,212
Average goodwill	15,525	15,540
Average other intangible assets	388	485
Average tangible stockholders' equity (Non-GAAP)	$90,715	$84,187

Return on average tangible equity (Non-GAAP)	11.78%	9.44%

Tax equivalent interest on tax-exempt investment securities (Non-GAAP)
	Year Ended
	December 31,
(Dollars in thousands)	2018	2017
Interest on tax exempt investment securities (GAAP)	$874	$938
Tax adjustment	226	478
Tax equivalent interest on tax-exempt investment securities (Non-GAAP)	$1,100	$1,416

Tax equivalent interest and fees on loans (Non-GAAP)
	Year Ended
	December 31,
(Dollars in thousands)	2018	2017
Interest and fees on loans (GAAP)	$41,851	$39,254
Tax adjustment	114	254
Tax equivalent interest and fees on loans (Non-GAAP)	$41,965	$39,508

Highlights of DNB’s results for the year-end December 31, 2018 include:

•

For the year ending December 31, 2018, net income was $10.7 million, or $2.48 per diluted share, compared with $7.9 million, or $1.85 per diluted share, for the same period last year. Net income of $10.7 million for 2018, generated a return on average assets (“ROAA”), return on average equity (“ROE”) and return on average tangible equity (“ROTE”) (a non-GAAP measure) of 0.96%, 10.02% and 11.78%, respectively.  Full year 2017 results were impacted by a $1.8 million charge, or $0.43 per diluted share, to adjust deferred taxes due to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) in December 2017.

•

Asset quality remained strong as net charge-offs were 0.04% of total average loans for the year ending December 31, 2018.  Total non-performing assets, including loans and other real estate property, were $10.8 million as of December 31, 2018, compared with $12.6 million as of December 31, 2017.  The ratio of non-performing loans to total loans was 0.62% as of December 31, 2018, versus 0.89% as of December 31, 2017.

•

Capital ratios continue to exceed all regulatory guidelines.  As of December 31, 2018, the Tier 1 leverage ratio was 9.48%, the Tier 1 risk-based capital ratio was 11.77%, the common equity Tier 1 risk-based capital ratio was 10.79% and the total risk based capital ratio was 13.61%.

DNB is particularly exposed to downturns in the greater Philadelphia region as well as the global and U.S. economies. While certain economic conditions in the U.S. have shown improvement, high levels of U.S. government debt, higher interest rates, as well as economic and political conditions in the global markets may impact DNB’s borrowers negatively. Unfavorable general economic trends, reduced availability of commercial credit and a sustained low Labor Force Participation rate, can negatively impact the credit performance of both consumer and commercial credits, resulting in increased write-downs. A worsening of these conditions, such as an economic slowdown or recession, would likely worsen the adverse effects of these difficult market conditions on DNB and other financial institutions.

In addition, DNB’s net interest margin has been impacted by these changes in the economy. Management has been aggressive in managing DNB’s cost of funds during the year by implementing carefully planned pricing strategies, designed to offset the effects of a flattening yield curve, while matching liquidity needs. Our composite cost of funds for 2018 was 1.12%, compared to 0.73% in 2017. DNB’s net interest margin decreased to 3.45% in 2018 from 3.73% in 2017. The decreased net interest margin was primarily caused by the higher volume and higher cost of interest-bearing liabilities in 2018, over 2017.

II.Overview of Financial Condition — Major Changes and Trends

At December 31, 2018, DNB had consolidated assets of $1.2 billion and a Tier I/Leverage Capital Ratio of 9.48%. Loans comprise 83.7% of earning assets, while investments and overnight funds constitute the remainder. Assets increased $76.3 million or 7.1% to $1.16 billion at December 31, 2018, compared to $1.08 billion at December 31, 2017. During the same period, investment securities decreased $15.5 million or 8.9% to $158.7 million, while the loan portfolio increased $89.1 million, or 10.53%, to $935.0 million. At December 31, 2018, commercial loans, a key strategic emphasis, totaled $778.4 million and represented 83.3% of total loans. Total commercial loans increased $89.0 million, or 12.9% since December 31, 2017. Loan originations have been prudent and conservative underwriting standards have been maintained. Deposits increased $123.4 million to $984.6 million at December 31, 2018. DNB’s liabilities are comprised of a high level of core deposits with a low cost of funds, in addition to a moderate level of brokered deposits and borrowings with costs that are more volatile than core deposits.

Strategic Plan. During the fourth quarter of 2018, DNB updated its strategic plan, focusing on initiatives to increase core earnings and shareholder value. Key strategies include:

•	Maintain our focus on increasing core deposits.
•	Continue to grow our commercial loan portfolio, while ensuring stable credit quality.
•	Leverage treasury management services to deepen relationships with commercial customers and generate incremental fee revenue.
•	Strengthen our emphasis on relationship-based banking, through development of consumer products that encourage and reward customer loyalty.
•	Increase digital banking adoption rates and introduce emerging technology solutions to enhance customer experience and improve operating efficiency.
•	Maintain strong capital ratios to ensure continued, sustainable growth and innovation.
•	Intensify focus on expense control and improved operating leverage.

For the year ending December 31, 2018, net income was $10.7 million, or $2.48 per diluted share, compared with $7.9 million, or $1.85 per diluted share, for the same period last year.  Fourth quarter and full year 2017 results were impacted by a $1.8 million charge, or $0.43 per diluted share, to adjust deferred taxes due to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) in December 2017.

Net interest income for the year ended December 31, 2018 was $36.8 million, which represented an $861,000 decrease from the year ended December 31, 2017. The net interest margin declined 0.28% to 3.45% for the year ended December 31, 2018 from 3.73% for the year ended December 31, 2017 primarily due to a decrease in interest income recognized on prepayment of acquired loans and the higher cost of interest-bearing liabilities, which was offset by increased volume of interest-earning assets. Interest income for the year ended December 31, 2018 was $46.2 million, which represented a $2.8 million increase from the year ended December 31, 2017. The increase in interest income was primarily due to higher volume of interest-earning assets in 2018 compared to 2017. Interest expense for the year ended December 31, 2018 was $9.4 million, which represented a $3.7 million increase from the year ended December 31, 2017. The increase in interest expense was primarily due to higher volume and higher market interest rates of interest-bearing liabilities.

Asset quality remained strong as net charge-offs were 0.04% of total average loans for the year ending December 31, 2018.  Total non-performing assets, including loans and other real estate property, were $10.8 million as of December 31, 2018, compared with $12.6 million as of December 31, 2017.  The ratio of non-performing loans to total loans was 0.62% as of December 31, 2018, versus 0.89% as of December 31, 2017.

Total core deposits increased $34.9 million, or 5.1% since December 31, 2017, and were 72.5% of total deposits as of December 31, 2018. As of the same date, non-interest bearing deposits were 16.7% of total deposits. Time and brokered deposits increased $88.4 million, or 48.5%, throughout 2018. The Company used these deposits to help fund loan growth due to their more favorable rates and maturities, compared with other funding sources. As of December 31, 2018, the loan-to-deposit ratio was 95.0%. Over the past year, borrowed funds decreased $57.5 million, or 51%, to $55.3 million as of December 31, 2018.

DNB’s most significant revenue source continues to be net interest income, defined as total interest income less total interest expense, which in 2018 accounted for approximately 87.53% of total revenue. To produce net interest income and consistent earnings growth over the long-term, DNB must generate loan and deposit growth at acceptable economic spreads within its market area. To generate and grow loans and deposits, DNB must focus on a number of areas including, but not limited to, the economy, branch expansion, sales practices, customer satisfaction and retention, competition, customer behavior, technology, product innovation and credit performance of its customers.

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

III.DNB’s Principal Products and Services

Loans and Lending Services.  DNB’s primary source of earnings and cash flows is derived from its lending function. The commercial loan portfolio amounted to $778.4 million or 83.25% of total loans as of December 31, 2018. DNB focuses on providing these products to small to mid-size businesses throughout Chester, Delaware, and Philadelphia Counties. In keeping with DNB’s goal to match customer business initiatives with products designed to meet their needs, DNB offers a wide variety of fixed and variable rate loans that are priced competitively. DNB serves this market by providing funds for the purchase of business property or ventures, working capital lines, Small Business Administration loans, lease financing for equipment and for a variety of other purposes.

As a community bank, DNB also serves consumers by providing home equity and home mortgages, as well as term loans for the purchase of consumer goods. Residential mortgage and consumer loans increased $119,000 in 2018 compared to 2017, primarily in the residential mortgage portfolio. In addition to providing funds to customers, DNB also provides a variety of services to its commercial customers. These services, such as cash management, remote capture, commercial sweep accounts, internet banking, letters of credit and other lending services are designed to meet our customer needs and help them become successful. DNB provides these services to assist its customers in obtaining financing, securing business opportunities, providing access to new resources and managing cash flows.

Deposit Products and Services.  DNB’s primary source of funds is derived from customer deposits, which are typically generated by DNB’s fifteen banking offices. DNB’s deposit base, while highly concentrated in central Chester County, extends to southern Chester County and into parts of Delaware, Lancaster, and Philadelphia Counties. In addition, a growing amount of new deposits are being generated through expanded government service offerings and as a part of comprehensive loan or wealth management relationships. DNB also has access to wholesale brokered deposits which amounted to $108.7 million at December 31, 2018.

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

Non-Deposit Products and Services.  DNB offers non-deposit products and services under the names “DNB Investments & Insurance” and “DNB First Investment Management & Trust.” Revenues from these entities were $2.0 million and $1.7 million for 2018 and 2017, respectively.

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

1.  Net Interest Margin

DNB’s net interest margin is the ratio of net interest income to average interest‑earning assets (tax effected). Unlike the interest rate spread, which measures the difference between the rates on earning assets and interest paying liabilities, the net interest margin measures that spread plus the effect of net free funding sources. This is a more meaningful measure of profitability because a bank can have a narrow spread but a high level of equity and non-interest‑bearing deposits, resulting in a higher net interest margin. One of the most critical challenges DNB faced over the last several years was the impact of historically low interest rates and a narrower spread between short-term rates and long-term rates as noted in the following tables.

	Historical Rates
	December 31
	2018	2017	2016	2015	2014	2013
Prime	5.50%	4.50%	3.75%	3.50%	3.25%	3.25%
Federal Funds Sold (“FFS”)	2.50	1.50	0.75	0.50	0.25	0.25
5 Year US Treasury	2.51	2.18	1.96	1.71	1.89	1.83
10 Year US Treasury	2.69	2.40	2.49	2.25	2.46	3.15

	Historical Yield Spread
	December 31
	2018	2017	2016	2015	2014	2013
FFS to 5 year US Treasury	0.01%	0.68%	1.21%	1.21%	1.64%	1.58%
FFS to 10 year US Treasury	0.19	0.90	1.74	1.75	2.21	2.90

In general, financial institutions price their fixed rate loans off of 5 and 10 year treasuries and price their deposits off of shorter indices, like the Federal Funds Sold rate. As you can see in the table above, the spread between the Federal Funds Sold rate and the 5 year treasury has ranged from 0.01% to 1.64% during the last 6 years. The spread between the Federal Funds Sold rate and the 10 year treasury has ranged from 0.19% to 2.90% during the last 6 years. As a result of the compression between long and short term rates, many banks, including DNB, have seen their net interest margin contract during the last 6 years.

The following table provides, for the periods indicated, information regarding: (i) DNB’s average balance sheet; (ii) the total dollar amounts of interest income from interest‑earning assets and the resulting average yields (tax-exempt yields have been adjusted to a tax equivalent basis using a 21% tax rate); (iii) the total dollar amounts of interest expense on interest‑bearing liabilities and the resulting average costs; (iv) net interest income; (v) net interest rate spread; and (vi) net interest margin. Average balances were calculated based on daily balances. Non-accrual loan balances are included in total loans. Loan fees and costs are included in interest on total loans.

Average Balances, Rates, and Interest Income and Expense

	Year Ended December 31
	2018			2017			2016
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest*	Rate	Balance	Interest*	Rate	Balance	Interest*	Rate
ASSETS
Interest-earning assets:
Investment securities:
Taxable	$136,198	$3,220	2.36%	$140,400	$2,983	2.13%	$154,827	$2,896	1.87%
Tax-exempt	39,508	1,100	2.78	43,810	1,416	3.23	53,430	1,825	3.42
Total securities	175,706	4,320	2.46	184,210	4,399	2.39	208,257	4,721	2.27
Cash and cash equivalents	18,376	230	1.25	26,884	210	0.78	30,391	129	0.42
Total loans	882,677	41,965	4.75	819,594	39,508	4.82	571,432	25,310	4.43
Total interest-earning assets	1,076,759	46,515	4.32	1,030,688	44,117	4.28	810,080	30,160	3.72
Non-interest-earning assets	41,177			45,035			28,427
Total assets	$1,117,936			$1,075,723			$838,507
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW, money market and savings	$534,466	$3,862	0.72%	$507,006	$2,289	0.45%	$428,143	$1,004	0.23%
Time	136,845	1,982	1.45	157,954	1,257	0.80	101,268	706	0.70
Brokered	79,320	1,662	2.09	33,124	538	1.62	22,491	301	1.34
Total interest-bearing deposits	750,631	7,506	1.00	698,084	4,084	0.59	551,902	2,011	0.36
Federal funds purchased	1,106	21	1.92	143	2	1.22	442	3	0.72
Repurchase agreements	7,516	15	0.20	14,229	28	0.20	19,878	40	0.20
Subordinated debt	9,750	414	4.25	9,750	414	4.25	9,750	414	4.25
FHLBP advances	52,572	887	1.69	54,066	752	1.39	31,965	451	1.41
Other interest-bearing borrowings	11,461	528	4.60	9,673	440	4.54	9,722	405	4.16
Total interest-bearing liabilities	833,036	9,371	1.12	785,945	5,720	0.73	623,659	3,324	0.53
Demand deposits	172,042			184,520			142,569
Other liabilities	6,230			5,046			5,179
Stockholders’ equity	106,628			100,212			67,100
Total liabilities and stockholders’ equity	$1,117,936			$1,075,723			$838,507
Net interest income		$37,144			$38,397			$26,836
Interest rate spread			3.20%			3.55%			3.19%
Net interest margin			3.45%			3.73%			3.31%

*All amounts are reported on a tax equivalent basis, a non-GAAP measure, computed using the statutory federal income tax rate, exclusive of the alternative minimum tax rate and nondeductible interest expense. The tax equivalent adjustment amounts used in the above table to compute yields aggregated $340,000 in 2018, $732,000 in 2017, and $981,000 in 2016. The tax equivalent net interest margin is calculated by dividing tax equivalent net interest income by average total interest earning assets.

2.  Rate / Volume Analysis

During 2018, DNB recognized purchase accounting accretion and amortization related to the acquisition of ERB which totaled $1.0 million in additional net interest income, affecting interest income on loans, and interest expense on time deposits and borrowings, compared to $2.3 million in 2017. During 2018, net interest income decreased $1.3 million or 3.26% on a tax equivalent basis. As shown in the following Rate/Volume Analysis table, DNB had $3.0 million in unfavorable rate changes, offset by $1.8 million in favorable volume changes.

The unfavorable impact of increased rates on interest-bearing liabilities combined with the unfavorable impact of changes in yields on interest-earning assets resulted in a $3.0 million unfavorable difference. The unfavorable change due to rate on interest-bearing deposits was $2.6 million (an average rate paid of 1.00% in 2018, compared to 0.59% in 2017). The unfavorable change due to rate earned on loans was $542,000 (an average rate earned of 4.75% in 2018, compared to 4.82% in 2017). The unfavorable change due to rate on FHLBP advances was $160,000 (an average rate paid of 1.69% in 2018, compared to 1.39% in 2017). The unfavorable change due to rate on other interest-bearing accounts was $6,000 (an average rate paid of 4.60% in 2018, compared to 4.54% in 2017). These unfavorable changes due to higher rates paid on interest-bearing liabilities and lower rates earned on loans (primarily due to a decline in purchase accounting accretion year over year) were partially offset by favorable changes due to higher rates earned on investment securities and cash and cash equivalents. The favorable change due to rate earned on investments was $140,000 (an average rate earned of 2.46% in 2018, compared to 2.39% in 2017). The favorable change due to rate earned on cash and cash equivalents was $126,000 (an average rate earned of 1.25% in 2018, compared to 0.78% in 2017). DNB’s composite cost of funds was 1.12% in 2018, compared to 0.73% in 2017.

The favorable impact of increased volume of interest-earning assets outweighed the unfavorable impact of increased volume of interest-bearing liabilities, resulting in a $1.8 million favorable difference. The favorable change in net interest income due to volume changes is mostly attributable to increased average balances of loans of $63.1 million (affecting net interest income favorably by $3.0 million), decreased average balances of FHLBP advances of $1.5 million (favorably change of $25,000), and decreased average balances of repurchase agreements of $6.7 million (favorable change of $13,000), offset by increased average balances of interest-bearing deposits of $52.5 million (unfavorable change of $860,000), decreased average balances of investment securities of $8.5 million (unfavorable change of $219,000), decreased average balances of cash and cash equivalents of $8.5 million (unfavorable change of $106,000), increased average balances of other interest-bearing accounts of $1.8 million (unfavorable change of $82,000), and increased average balances of Federal funds purchased of $963,000 (unfavorable change of $18,000).

The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense for the periods noted (tax-exempt yields have been adjusted to a tax equivalent basis using a 21% tax rate in 2018 and a 34% tax rate in years prior to 2018). For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (i) changes in rate (change in rate multiplied by old volume) and (ii) changes in volume (change in volume multiplied by new rate). The net change attributable to the combined impact of rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

Rate / Volume Analysis

(Dollars in thousands)

	2018 Versus 2017			2017 Versus 2016
	Change Due To			Change Due To
	Rate	Volume	Total	Rate	Volume	Total
Interest-earning assets:
Loans	$(542)	$2,999	$2,457	$2,235	$11,963	$14,198
Investment securities:
Taxable	336	(99)	237	393	(306)	87
Tax-exempt	(196)	(120)	(316)	(98)	(311)	(409)
Cash and cash equivalents	126	(106)	20	109	(28)	81
Total	(276)	2,674	2,398	2,639	11,318	13,957
Interest-bearing liabilities:
NOW, money market and savings	1,375	198	1,573	928	357	1,285
Time	1,031	(306)	725	100	451	551
Brokered	156	968	1,124	64	173	237
Federal funds purchased	1	18	19	2	(3)	(1)
Repurchase agreements	-	(13)	(13)	-	(12)	(12)
Subordinated notes	-	-	-	-	-	-
FHLBP advances	160	(25)	135	(6)	307	301
Other interest-bearing accounts	6	82	88	37	(2)	35
Total	2,729	922	3,651	1,125	1,271	2,396
Net interest income	$(3,005)	$1,752	$(1,253)	$1,514	$10,047	$11,561

3.  Interest Rate Sensitivity Analysis

The largest component of DNB’s total income is net interest income, and the majority of DNB’s financial instruments are comprised of interest rate-sensitive assets and liabilities with various terms and maturities. The primary objective of management is to maximize net interest income while minimizing interest rate risk. Interest rate risk is derived from timing differences in the re-pricing of assets and liabilities, loan prepayments, deposit withdrawals, and differences in lending and funding rates. The Asset/Liability Committee (“ALCO”) actively monitors and manages the bank’s interest rate exposure using simulation models and gap analysis. The Committee’s primary objective is to minimize the adverse impact of changes in interest rates on net interest income, while maximizing earnings. Simulation model results show moderate liability sensitivity to rising rates in 100, 200, 300, and 400 basis point shock scenarios. Rate changes ramped in over 24 months also show moderate liability sensitivity.

B.  Liquidity and Market Risk Management

Liquidity is the ability to meet current and future financial obligations. The Bank further defines liquidity as the ability to respond to deposit outflows as well as maintain flexibility to take advantage of lending and investment opportunities. The Bank’s primary sources of funds are operating earnings, deposits (including brokered deposits), principal and interest payments on loans, proceeds from loan sales, sales and maturities of mortgage-backed and investment securities, and FHLBP advances. The Bank uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, mortgage prepayments, loan and security sales and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition.

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

VI.2018 Financial Results

A.  Liquidity

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes. DNB’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding. Primary liquidity includes investments, Federal funds sold, and interest‑bearing cash balances, less pledged securities. DNB also anticipates scheduled payments and prepayments on its loan and mortgage‑ backed securities portfolios. In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $568.6 million at December 31, 2018. At December 31, 2018 DNB also had $507.0 million of available short or long term funding through several agreements and programs with brokers. Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

As of December 31, 2018, deposits totaled $984.6 million, up $123.4 million from $861.2 million at December 31, 2017. There are $142.6 million in certificates of deposit (including IRAs and brokered time deposits) scheduled to mature during 2019. Management believes that the majority of the non-brokered time deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in cash and cash equivalents or by pay-downs and maturities of loans and investments. At December 31, 2018, DNB had $190.8 million in un-funded loan commitments. In addition, there were $2.3 million in un-funded letters of credit. Management anticipates the majority of these commitments will be funded by means of normal cash flows. Included in interest bearing deposits are time and brokered deposits issued in amounts of $100,000 or more and their remaining maturities at December 31, 2018 were as follows:

Time and Brokered Deposits Greater Than or Equal to $100,000

(Dollars in thousands)

	December 31, 2018
		Brokered
	Time	Time
(Dollars in thousands)	Deposits	Deposits	Total
Three months or less	$10,800	$1,494	$12,294
Over three through six months	17,991	-	17,991
Over six through twelve months	35,909	-	35,909
Over one year through two years	30,149	-	30,149
Over two years	4,368	-	4,368
Total	$99,217	$1,494	$100,711

The following table sets forth the composition of DNB’s deposits at the dates indicated.

Deposits By Major Classification

(Dollars in thousands)

	December 31
	2018	2017	2016	2015	2014
Non-interest-bearing deposits	$164,746	$176,815	$173,467	$125,581	$102,107
Interest-bearing deposits:
NOW	236,071	199,310	224,219	185,973	205,816
Money market	235,023	221,726	184,783	137,555	143,483
Savings	77,979	81,050	86,176	72,660	66,634
Certificates	144,443	122,653	166,565	55,180	62,747
IRA	17,653	17,837	20,691	10,838	14,058
Brokered	108,651	41,812	29,286	18,488	10,238
Total deposits	$984,566	$861,203	$885,187	$606,275	$605,083

For detailed information regarding the maturity of our time deposits and certificates of deposit, see Note 6 to our Consolidated Financial Statements.

B.  Capital Resources and Adequacy

Stockholders' equity was $111.8 million at December 31, 2018, compared to $101.9 million at December 31, 2017. The increase in stockholders’ equity was primarily a result of earnings of $10.7 million, restricted stock compensation expense of $315,000, and sales of treasury shares totaling $584,000. These increases were partially offset by $1.2 million of dividends paid on DNB’s common stock, $365,000 of taxes on share awards vesting, and $110,000 of other comprehensive loss. We have modeled our ratios under the finalized Basel III rules and we do not expect that we will be required to raise additional capital as a result of these rules.

Based on management’s assessment, DNB and the Bank have exceeded all regulatory guidelines on December 31, 2018. The Bank’s capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of DNB’s or the Bank’s overall financial condition or prospects. DNB’s capital exceeds the Federal Reserve Bank’s (“FRB’s”) minimum leverage ratio requirements for bank holding companies (see additional discussion in Regulatory Matters — Note 17 to DNB’s Consolidated Financial Statements).

Under federal banking laws and regulations, DNB and the Bank are required to maintain minimum capital as determined by certain regulatory ratios. Capital adequacy for regulatory purposes, and the capital category assigned to an institution by its regulators, may be determinative of an institution’s overall financial condition.

C.  Results of Operations

1.  Summary of Performance

(a)  Summary of Results

For the year ended December 31, 2018, DNB reported net income available to common shareholders of $10.7 million, an increase of $2.7 million from $7.9 million reported for the year ended December 31, 2017, or $2.48 per diluted share versus $1.85 per diluted share, respectively.

There are many aspects of the economy and the Federal Reserve’s monetary policy that influence DNB’s ability to grow revenues and net income. In general, the U.S. economy is growing at a moderate pace. According to the most recent forecast released at the Federal Open Market Committee meeting on December 19, 2018, the U.S. GDP growth will slow to 2.3 percent in 2019 from 3 percent in 2018. The unemployment rate ends the year at 3.7 percent in 2018 and will fall to 3.5 percent in 2019. Inflation was forecast to be 1.9 percent in 2018 and 2019. Employment growth remains robust which, coupled with buoyant asset prices and strong consumer confidence, is sustaining income and consumption growth. Business investment is projected to strengthen as a result of major tax reform and supportive financial conditions. A pick-up in the world economy is underpinning export growth, although tensions have emerged on how best to reduce barriers to trade.

Although the national and international economies influence DNB’s results, economic conditions in southeastern Pennsylvania are more germane, as the majority of DNB’s loan and deposits relationships are with businesses and individuals within the Third Federal Reserve District. The Federal Reserve’s January 16, 2019 Beige Book summarizes the economic climate which impacts DNB’s operating environment.

The January 16, 2019 Beige Book indicated that, on balance, aggregate business activity in the Third District maintained a modest pace of growth, although slowing occurred among service sectors and some real estate activity declined. The labor market remains tight, which continued to constrain hiring at a modest pace and to apply moderate upward wage pressures. Price pressures remained modest and eased a bit for service sectors. Nonfinancial services eased back to a modest pace of growth, while manufacturing and non-auto retail sales maintained a modest pace. Auto sales were essentially unchanged, and tourism activity continued to grow slightly. Residential real estate sectors tended to decline, while commercial real estate tended to be flat or down slightly. The growth outlook over the next six months remained positive, with half of the nonmanufacturing firms and over 40 percent of the manufacturers anticipating increases in general activity.

Overall, Third District homebuilders continued to report that activity appears to have fallen modestly. Existing home sales continued to decline moderately across most local markets--hampered by extremely low inventories. However, recent sales and an inventory drawdown have strengthened the Poconos market, which has labored with an excess of foreclosed properties since the Great Recession.

The Federal Reserve’s non-residential real estate contacts reported that, on balance, commercial real estate construction continued to decline slightly off high levels. The Federal Reserve’s contacts noted ongoing strength in industrial/warehouse properties, except in areas with an insufficient labor supply. While architects and engineers remain busy, the pipeline is thinning for new office, retail, and high-rise residential projects. Contractors are preparing for a slight decline in 2019 activity. Commercial leasing activity has held steady, but analysts note an abundance of caution among market participants.

Third District financial firms continued to report modest growth on a year-over-year basis in credit card lending and in overall loan volumes (excluding credit cards). During the January 16, 2019 Beige Book Period, volumes grew moderately in mortgages, commercial and industrial lending; grew modestly in commercial real estate; and declined somewhat in home equity lines, auto loans, and other consumer loans. The Federal Reserve’s contacts continued to cite strong competition for deposits and quality loans but noted little concern over credit quality deterioration.

During the January 16, 2019 Beige Book Period, Third District manufacturing firms reported that activity continued at a modest pace of growth--typical for the Third District. The percentage of firms that reported increased shipments fell somewhat, while the percentage reporting an increase in new orders edged up. The makers of paper products, primary metal products, and electronic equipment tended to note gains in new orders and shipments; the makers of lumber products, chemicals, fabricated metal products, and industrial equipment reported mixed results. The Federal Reserve’s contacts often cited labor supply issues as a deterrent to growth, in addition to supply chain problems, rising commodity prices, and uncertainty surrounding tariffs. Demand for equipment to supply the oil and gas producing sectors has slackened again. On balance, manufacturers continued to expect general activity to increase over the next six months. Expectations of future increases in new orders, shipments, employment, and capital spending remained nearly the same as the December 5, 2018 Beige Book period.

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

(b)  Significant Events, Transactions and Economic Changes Affecting Results

Some of DNB’s significant events during 2018 include:

•

DNB benefited from a reduced federal tax rate during 2018 as a result of the passage of the Tax Cuts and Jobs Act of 2017. Federal tax rates declined from 34% to 21%, effective January 1, 2018. As a result of the rate reduction, DNB was required to re-measure, through income tax expense in the period of enactment, its deferred tax assets and liabilities using the enacted rate at which DNB expects them to be recovered or settled. The re-measurement of the net deferred tax asset resulted in additional income tax expense of $1.8 million in 2017.

•

Significant loan growth of $89.1 million or 10.5%, contributed to record earnings in 2018 of $10.7 million, or $2.48 per diluted share, compared with $7.9 million, or $1.85 per diluted share, in 2017. At December 31, 2018, commercial loans, a key strategic emphasis for DNB, totaled $778.4 million and represented 83.3% of total loans.

•

DNB’s composite cost of funds increased from 0.73% in 2017, to 1.12% in 2018. Our higher funding cost was precipitated by the Federal Reserve’s four quarter-point increases in the FF target rate throughout 2018, coupled with significant competition for available funds in the DNB marketplace.

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

During the year ended December 31, 2018, management focused on growing the loan portfolio.  Total loans increased $89.1 million or 10.53% on a year-over year basis. The net interest margin for the year ended December 31, 2018 was 3.45% compared to 3.73% in 2017. The decreased net interest margin was primarily caused by the higher volume and higher cost of interest-bearing liabilities in 2018, over 2017. DNB also recognized purchase accounting accretion and amortization related to the acquisition of ERB which totaled $1.0 million in additional net interest income, affecting interest income on loans, and interest expense on time deposits and borrowings, compared to $2.3 million in 2017.

Interest on loans was $41.9 million for 2018, compared to $39.3 million for 2017, a $2.6 million increase. The average balance of loans was $882.7 million with an average tax equivalent yield, a non-GAAP measure, of 4.75% in 2018, compared to $819.6 million with an average tax equivalent yield of 4.82% in 2017.

Interest and dividends on investment securities was $4.1 million for 2018, compared to $3.9 million for 2017, a $173,000 increase. The average balance of investment securities was $175.7 million with an average tax equivalent yield, a non-GAAP measure, of 2.46% in 2018, compared to $184.2 million with an average tax equivalent yield of 2.39% in 2017.

Interest on deposits was $7.5 million for 2018, compared to $4.1 million for 2017, a $3.4 million increase. The average balance of interest‑bearing deposits was $750.6 million with an average rate of 1.00% for 2018, compared to $698.1 million with an average rate of 0.59% for 2017.

Interest on FHLBP advances was $887,000 for 2018, compared to $752,000 for 2017. The average balance on FHLBP advances was $52.6 million with an average rate of 1.69% for 2018, compared to $54.1 million with an average rate of 1.39% for 2017.

Interest on other interest bearing accounts was $528,000 for 2018, compared to $440,000 for 2017. The average balance on other interest bearing accounts was $11.5 million with an average rate of 4.60% for 2018 compared to $9.7 million with an average rate of 4.54% for 2017.

Interest on subordinated debt was $414,000 for both 2018 and 2017. The average balance on subordinated debt was $9.8 million with an average rate of 4.25% for both 2018 and 2017.

3.  Provision for Credit Losses

To provide for known and inherent losses in the loan and lease portfolio, DNB maintains an allowance for credit losses. There was a $1.2 million provision made in 2018 compared to $1.7 million in 2017. For a detailed discussion on DNB’s reserve methodology, refer to “Item 1 — Determination of the allowance for credit losses” which can be found under “Critical Accounting Policies and Estimates”.

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

Non-interest income was $5.2 million for 2018 compared to $5.4 million for 2017. The $173,000 decrease was primarily due to decreases of $195,000 in gains from insurance proceeds, $115,000 in gains on sale of loans, $104,000 in service charges on deposits (mostly NSF fees and STAR income), $50,000 in gains on sale of investment securities, $39,000 in other fees (mostly servicing fee income), and $7,000 in increase in cash surrender value of BOLI. These decreases were offset by increases of $242,000 in Wealth Management and $95,000 in mortgage banking.

5.  Non-Interest Expense

Non-interest expense includes salaries & employee benefits, furniture & equipment, occupancy, professional & consulting fees as well as marketing, printing & supplies, FDIC insurance, PA shares tax, telecommunications, write-downs on other real estate owned (“OREO”) and other repossessed property and other less significant expense items.

Salary and employee benefits.  Salary and employee benefits were $15.5 million for 2018 compared to $15.2 million for 2017. The $348,000 increase was primarily attributable to higher level of full-time equivalent employees year over year.

Furniture and equipment.   Furniture and equipment expense was $2.2 million for 2018 compared to $2.1 million for 2017. The $101,000 increase was mainly attributable to an increase in maintenance agreements.

Occupancy.   Occupancy expense was $2.6 million for 2018 compared to $2.7 million for 2017. The $50,000 decrease was mainly attributable to a decrease in office building repairs and maintenance.

Professional and Consulting. Professional and consulting expense was $1.7 million for 2018 compared to $1.9 million for 2017. The $183,000 decrease was mainly attributable to decreases in consulting expenses of $117,000 related to high levels of recruitment and placement fees for new employees in 2017, and audit and accounting fees of $89,000, offset by increases in loan expenses of $20,000 and legal expenses of $4,000.

Loss on sale or write-down of OREO and other repossessed property.  During 2018, DNB had $171,000 of net loss on the sale/write-downs of OREO properties compared to $121,000 in 2017. At December 31, 2018, DNB held $5.1 million of such assets, compared to $5.0 million at December 31, 2017.

Due diligence and merger expense.  DNB had no due diligence and merger expense in 2018. Merger and acquisition expenses in connection with the October 1, 2016 acquisition of East River totaled $77,000 for 2017.

Other expenses.  Other expenses were $2.9 million for 2018 compared to $3.1 million for 2017. The $236,000 decrease was primarily due to decreases in OREO expenses, officer and employee expenses, and debit card charge-offs.

6.  Income Taxes

Income tax expense was $2.3 million and $5.5 million for the years ended December 31, 2018 and 2017, respectively. The effective tax rates for 2018 and 2017 were 17.65% and 40.71%, respectively. Income tax expense for each period primarily differs from the amount determined at the statutory rate of 21% in 2018 and 34% in 2017 due to tax-exempt income on loans and investment securities, DNB’s ownership of BOLI policies and tax credits recognized on the exercise of stock options and the vesting of restricted shares. The significant increase in the effective tax rate for 2017 was caused by a $1.8 million charge to adjust deferred taxes, due to the enactment of the Tax Cuts and Jobs Act. This Act reduced corporate income tax rates from 34% to 21%, leading management to revalue its net Deferred Tax Assets, effective as of December 22, 2017. For more information related to income taxes, refer to Note 11 in the Notes to Consolidated Financial Statements.

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

DNB’s investment portfolio (HTM and AFS securities) totaled $158.7 million at December 31, 2018, down $15.5 million or 8.90% from $174.2 million at December 31, 2017. The $15.5 million decrease in investment securities was primarily due to $25.0 million in principal pay-downs, calls and maturities, and a change in unrealized loss of $350,000, offset by $10.0 million in purchases.

At December 31, 2018, approximately 61% of DNB’s investments were in the AFS portfolio and 39% were in the HTM portfolio. Investments consist mainly of mortgage‑backed securities and Agency notes backed by government sponsored enterprises, such as FHLMC, FNMA and FHLB. Management regularly reviews its investment portfolio to determine whether any securities are other than temporarily impaired. At December 31, 2018, the combined AFS and HTM portfolios had an unrealized pretax gains of $184,000 and an unrealized pretax losses of $3.2 million. At December 31, 2017, the combined AFS and HTM portfolios had an unrealized pretax gain of $486,000 and an unrealized pretax loss of $2.2 million. There were no other than temporarily impaired securities.

The following tables set forth information regarding the composition, stated maturity and average yield of DNB’s investment security portfolio as of the dates indicated (tax-exempt yields have been adjusted to a tax equivalent basis using a 21% tax rate for 2018 and a 34% tax rate for 2017). The first two tables do not include amortization or anticipated prepayments on mortgage‑backed securities. Callable securities are included at their stated maturity dates.

Investment Maturity Schedule, Including Weighted Average Yield

(Dollars in thousands)

	December 31, 2018

	Less than	1-5	5-10	Over
Held to Maturity	1 Year	Years	Years	10 Years	Total	Yield*
US Government agency obligations	$8,749	$-	$-	$-	$8,749	3.12%
GSE mortgage-backed securities	-	-	389	-	389	2.86
Corporate bonds	-	5,951	7,900	-	13,851	4.83
Collateralized mortgage obligations GSE	-	-	-	1,159	1,159	2.25
State and municipal taxable	-	362	-	-	362	2.70
State and municipal tax-exempt	2,850	5,402	21,070	8,194	37,516	2.24
Total	$11,599	$11,715	$29,359	$9,353	$62,026	2.95%
Percent of portfolio	19%	19%	47%	15%	100%
Weighted average yield	2.85%	3.07%	3.16%	2.24%	2.95%

	Less than	1-5	5-10	Over
Available for Sale	1 Year	Years	Years	10 Years	Total	Yield*
US Government agency obligations	$22,127	$21,857	$3,739	$-	$47,723	1.79%
GSE mortgage-backed securities	-	1,815	11,307	13,436	26,558	1.99
Collateralized mortgage obligations GSE	-	-	1,162	8,646	9,808	1.81
Corporate bonds	547	9,119	1,038	-	10,704	2.81
State and municipal tax-exempt	-	-	1,134	716	1,850	1.93
Total	$22,674	$32,791	$18,380	$22,798	$96,643	1.96%
Percent of portfolio	23%	34%	19%	24%	100%
Weighted average yield	1.17%	2.34%	2.19%	2.01%	1.96%

*Non-GAAP tax equivalent yield.

Composition of Investment Securities

(Dollars in thousands)

	December 31
	2018		2017		2016
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
Held to Maturity	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
US Government agency obligations	$8,749	$8,790	$8,483	$8,646	$8,224	$8,533
GSE mortgage-backed securities	389	389	496	505	1,440	1,478
Corporate bonds	13,851	13,928	14,047	14,288	12,825	12,992
Collateralized mortgage obligations GSE	1,159	1,132	1,471	1,442	1,966	1,946
State and municipal taxable	362	359	363	355	1,008	1,014
State and municipal tax-exempt	37,516	36,537	37,530	37,184	41,559	40,161
Total	$62,026	$61,135	$62,390	$62,420	$67,022	$66,124

	December 31
	2018		2017		2016
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
Available for Sale	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
US Government agency obligations	$48,082	$47,723	$53,279	$52,893	$52,428	$52,309
GSE mortgage-backed securities	27,563	26,558	33,203	32,488	30,861	30,140
Collateralized mortgage obligations GSE	10,249	9,808	12,101	11,654	12,957	12,573
Corporate bonds	10,890	10,704	12,981	12,820	15,474	15,180
State and municipal tax-exempt	1,981	1,850	1,991	1,928	5,084	4,956
Asset-backed security	-	-	-	-	26	26
Total	$98,765	$96,643	$113,555	$111,783	$116,830	$115,184

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

Total loans were $935.0 million at December 31, 2018, up $89.1 million or 10.53% from 2017. Gross loans funded during 2018 were $284.5 million, compared to $263.9 million in 2017. Paydowns on loans were $195.4 million, down 17.02% from $235.5 million in 2017. Commercial mortgage loans grew $50.9 million or 10.49% to $535.7 million, commercial loans grew by $38.1 million or 18.62% to $242.6 million, and residential loans grew $6.0 million or 6.36% to $99.9 million. Consumer loans decreased $5.9 million or 9.36% to $56.7 million.

The following table sets forth information concerning the composition of total loans outstanding, net of unearned income and fees and the allowance for credit losses, as of the dates indicated.

Total Loans Outstanding, Net of Allowance for Credit Losses

(Dollars in thousands)

	December 31
	2018	2017	2016	2015	2014
Residential mortgage	$99,932	$93,959	$87,581	$28,651	$25,993
Commercial mortgage	535,735	484,868	465,486	274,132	257,310
Commercial:
Commercial term	166,335	129,535	123,175	102,178	80,819
Commercial construction	76,302	75,014	72,755	20,364	35,534
Consumer:
Home equity	51,536	56,844	62,560	51,270	50,192
Other	5,131	5,677	5,972	5,163	5,755
Total loans	934,971	845,897	817,529	481,758	455,603
Less allowance for credit losses	(6,675)	(5,843)	(5,373)	(4,935)	(4,906)
Net loans	$928,296	$840,054	$812,156	$476,823	$450,697

The following table sets forth information concerning the contractual maturities of the loan portfolio, net of unearned income and fees. For amortizing loans, scheduled repayments for the maturity category in which the payment is due are not reflected below, because such information is not readily available.

Loan Maturities

(Dollars in thousands)

	December 31, 2018
	Less than	1-5	Over 5
	1 Year	Years	Years	Total
Residential mortgage	$3,824	$4,033	$92,075	$99,932
Commercial mortgage	44,255	133,600	357,880	535,735
Commercial:
Commercial term	11,906	36,546	117,883	166,335
Commercial construction	35,681	6,214	34,407	76,302
Consumer:
Home equity	8	3,126	48,402	51,536
Other	93	640	4,398	5,131
Total loans	95,767	184,159	655,045	934,971
Loans with fixed interest rates	38,563	137,521	297,057	473,141
Loans with variable interest rates	57,204	46,638	357,988	461,830
Total loans	$95,767	$184,159	$655,045	$934,971

3.  Non-Performing Assets

Total non-performing assets decreased $1.7 million to $10.8 million at December 31, 2018, compared to $12.6 million at December 31, 2017. The $1.7 million decrease was attributable to a $2.0 million decrease in non-accrual loans offset by a $39,000 increase in other real estate owned & other repossessed property and a $179,000 increase in loans 90 days past due and still accruing. As a result of the decrease in non-performing loans and an $89.1 million net increase in gross loans, the non-performing loans to total loans ratio decreased to 0.61% at December 31, 2018, from 0.89% at December 31, 2017. The non-performing assets to total assets ratio decreased to 0.94% at December 31, 2018 from 1.16% at December 31, 2017. The allowance to non-performing loans ratio increased to 115.50% at December 31, 2018 from 77.36% at December 31, 2017. DNB continues to work diligently to improve asset quality by adhering to strict underwriting standards and improving lending policies and procedures. Non-performing assets have had, and will continue to have, an impact on earnings; therefore management intends to continue working aggressively to reduce the level of such assets.

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

DNB’s Credit Policy Committee monitors the performance of the loan and lease portfolio to identify potential problem assets on a timely basis. Committee members meet to design, implement and review asset recovery strategies, which serve to maximize the recovery of each troubled asset. Of the $12.4 million loans classified as substandard as of December 31, 2018, $6.3 million are performing and are believed to require increased supervision and review; and may, depending on the economic environment and other factors, become non-performing assets in future periods. The majority of these loans are secured by commercial real estate, with lesser amounts being secured by residential real estate, inventory and receivables. The amount of performing substandard loans at December 31, 2017 was $4.5 million.

The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, and (iii) OREO as a result of foreclosure or voluntary transfer to DNB as well as other repossessed assets. In addition, the table sets forth DNB's asset quality and allowance coverage ratios at the dates indicated:

Non-Performing Assets

(Dollars in thousands)

	December 31
	2018	2017	2016	2015	2014
Non-accrual loans:
Residential mortgage	$905	$1,915	$1,770	$1,619	$2,457
Commercial mortgage	1,307	2,259	4,593	1,048	1,294
Commercial:
Commercial term	2,300	2,100	198	188	198
Commercial construction	476	514	1,242	1,028	2,043
Consumer:
Home equity	391	466	442	563	432
Other	167	245	256	189	95
Total non-accrual loans	5,546	7,499	8,501	4,635	6,519
Loans 90 days past due and still accruing	233	54	-	457	334
Total non-performing loans	5,779	7,553	8,501	5,092	6,853
Other real estate owned & other repossessed property	5,051	5,012	2,767	2,581	901
Total non-performing assets	$10,830	$12,565	$11,268	$7,673	$7,754
Asset quality ratios:
Non-performing loans to total loans	0.62%	0.89%	1.04%	1.06%	1.50%
Non-performing assets to total assets	0.94	1.16	1.05	1.02	1.07
Allowance for credit losses to:
Total loans	0.71	0.69	0.66	1.02	1.08
Non-performing loans	115.50	77.36	63.20	96.91	71.59

If contractual interest income had been recorded on non-accrual loans, interest would have been increased as shown in the following tables:

Non-accrual Loans – Contractual Interest Income

(Dollars in thousands)

		Year Ended December 31, 2018
	December 31, 2018	Interest income that would have been recorded	Interest income recorded during	Net impact on
	Amount	under original terms	the period	interest income
Non-accrual loans:
Residential mortgage	$905	$50	$-	$50
Commercial mortgage	1,307	103	-	103
Commercial:
Commercial term	2,300	178	-	178
Commercial construction	476	36	-	36
Consumer:
Home equity	391	21	-	21
Other	167	14	-	14
Total non-accrual loans	5,546	402	-	402
Loans 90 days past due and still accruing	233	4	4	-
Total non-performing loans	$5,779	$406	$4	$402

		Year Ended December 31, 2017
	December 31, 2017	Interest income that would have been recorded	Interest income recorded during	Net impact on
	Amount	under original terms	the period	interest income
Non-accrual loans:
Residential mortgage	$1,915	$76	$-	$76
Commercial mortgage	2,259	181	-	181
Commercial:
Commercial term	2,100	137	-	137
Commercial construction	514	149	-	149
Consumer:
Home equity	466	22	-	22
Other	245	24	-	24
Total non-accrual loans	7,499	589	-	589
Loans 90 days past due and still accruing	54	2	2	-
Total non-performing loans	$7,553	$591	$2	$589

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

This analysis is intended to assess the potential for loss within the loan portfolio and to substantiate the adequacy of the allowance. Should the analysis indicate that the allowance is not adequate, management will recommend a provision expense be made in an amount equal to the shortfall derived. In establishing and reviewing the allowance for adequacy, emphasis has been placed on utilizing the methodology prescribed in OCC Bulletin 2006-47. Management believes that the following factors create a comprehensive system of controls in which management can monitor the quality of the loan portfolio. Consideration has been given to the following factors and variables which may influence the risk of loss within the loan portfolio:

•	Changes in the nature and volume of the portfolio and in the terms of loans
•	Changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans
•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations
•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses
•	Changes in the experience, ability, and depth of lending management and other relevant staff
•	Changes in the Loan Review Methodology and Degree of Oversight by Bank's Board of Directors.
•

Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments

•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio
•	Changes in the value of underlying collateral for collateral‑dependent loans

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

The provision for credit losses decreased to $1.2 million in 2018, compared to $1.7 million in 2017. DNB’s percentage of allowance for credit losses to total loans was 0.71% at December 31, 2018 compared to 0.69% as of December 31, 2017. Loans acquired in connection with the purchase of ERB in 2016 have been recorded at fair value, in accordance with GAAP, and are based on an initial estimate of the expected cash flows, including a reduction for estimated credit losses, and without carryover of the respective portfolio’s historical allowance for credit losses. DNB will continually evaluate the loans acquired from ERB for additional impairment as part of our normal allowance review process. Net charge-offs were $368,000 in 2018, compared to $1.2 million in 2017. The percentage of net charge-offs to total average loans was 0.04% in 2018, compared to 0.15% in 2017. Management is not aware of any potential problem loans, which were accruing and current at December 31, 2018, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to DNB.

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

As of December 31, 2018, DNB had $10.8 million of non-performing assets, which included $5.8 million of non-performing loans and $5.1 million of OREO and other repossessed property. Loans are reviewed for impairment in accordance with FASB ASC 310-10-35. Impaired loans can either be secured or unsecured, not including large groups of smaller balance loans that are collectively evaluated. Impairment is measured by the difference between the loan amount and the present value of the future cash flow discounted at the loan’s effective interest rate. Management measures loans for impairment by using the fair value of collateral for collateral dependent loans. In general, management reduces the amount of the appraisal by the estimated cost of acquisition and disposition of the underlying collateral and compares that adjusted value with DNB’s carrying value. DNB establishes a specific valuation allowance on impaired loans that have a collateral shortfall, including estimated costs to sell in comparison to the carrying value of the loan. Of the $7.8 million of impaired loans ($5.5 million of non-performing loans, $1.8 million of performing TDRs, and a $514,000 performing ASC 310-30 loan) at December 31, 2018, $1.8 million had a valuation allowance of $285,000 and $6.0 million had no specific allowance. For those impaired loans that management determined that no specific valuation allowance was necessary, management has reviewed the appraisal for each loan and determined that there is no shortfall in the collateral. During the year ended December 31, 2018, DNB recognized $742,000 in total charge-offs, $685,000 of which related to impaired loans.

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

Analysis of Allowance for Credit Losses

(Dollars in thousands)

	Year Ended December 31
	2018	2017	2016	2015	2014
Beginning balance	$5,843	$5,373	$4,935	$4,906	$4,623
Provisions	1,200	1,660	730	1,105	1,130
Loans charged off:
Residential mortgage	(178)	(85)	(206)	(194)	(326)
Commercial mortgage	(249)	(519)	(39)	(105)	(8)
Commercial:
Commercial term	(243)	(683)	(45)	(200)	(47)
Commercial construction	-	-	-	(581)	(511)
Lease financing	-	-	-	-	(1)
Consumer:
Home equity	-	-	-	(11)	-
Other	(72)	(38)	(21)	(63)	(82)
Total charged off	(742)	(1,325)	(311)	(1,154)	(975)
Recoveries:
Residential mortgage	341	16	13	4	5
Commercial mortgage	22	51	-	-	-
Commercial:
Commercial term	4	23	1	13	3
Commercial construction	5	42	1	10	103
Lease financing	-	1	3	49	8
Consumer:
Home equity	-	-	-	-	-
Other	2	2	1	2	9
Total recoveries	374	135	19	78	128
Net charge-offs	(368)	(1,190)	(292)	(1,076)	(847)
Ending balance	$6,675	$5,843	$5,373	$4,935	$4,906
Reserve for unfunded loan commitments	$395	$348	$345	$188	$166
Ratio of net charge-offs to average loans	0.04%	0.15%	0.05%	0.23%	0.19%

The following table sets forth the composition of DNB’s allowance for credit losses at the dates indicated.

Composition of Allowance for Credit Losses

(Dollars in thousands)

December 31
	2018		2017		2016		2015		2014
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loan Type		Loan Type		Loan Type		Loan Type		Loan Type
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Residential mortgage	$161	11%	$221	11%	$349	11%	$216	6%	$269	6%
Commercial mortgage	3,647	57	2,856	57	2,531	57	2,375	57	2,300	56
Commercial:
Commercial term	1,062	18	845	15	709	15	989	21	709	18
Commercial construction	1,032	8	1,128	9	969	9	569	4	881	8
Consumer:
Home equity	190	5	183	7	196	7	195	11	189	11
Other	46	1	63	1	61	1	64	1	70	1
Unallocated	537	-	547	-	558	-	527	-	488	-
Total	$6,675	100%	$5,843	100%	$5,373	100%	$4,935	100%	$4,906	100%
Reserve for unfunded loan
commitments (other
liability)	$395		$348		$345		$188		$166
5.  Certain Regulatory Matters

Dividends payable to DNB by the Bank are subject to certain regulatory limitations. Under normal circumstances, the payment of dividends in any year without regulatory permission is limited to the net profits (as defined for regulatory purposes) for that year, plus the retained net profits for the preceding two calendar years. The sum of these items amounted to $15.2 million for the year ended December 31, 2018.

The FDIC has authority to assess and change federal deposit insurance assessment rates based on average consolidated assets, less tangible equity capital of the Bank. For further information, please refer to the discussion of FDIC deposit insurance assessments under Part I, Item 1 (“Business”), section (c) (“Narrative Description of Business”) — “Supervision and Regulation — Bank” under the heading “FDIC Insurance and Assessments” in this report. DNB’s FDIC insurance expense was $479,000 in 2018 and $602,000 in 2017

DNB met all regulatory capital requirements at December 31, 2018. Please refer to Note 17 to the Consolidated Financial Statements for a table that summarizes required capital ratios and the corresponding regulatory capital positions of DNB and the Bank at December 31, 2018 and 2017.

At December 31, 2018, DNB owned $3.1 million of Federal Home Loan Bank of Pittsburgh (“FHLBP”) stock, $2.3 million of Federal Reserve Bank (“FRB”) stock, and $156,000 of Atlantic Community Bankers Bank (“ACBB”) stock, compared to $5.2 million, $2.3 million, and $156,000, respectively, at December 31, 2017. Total restricted stock was $5.6 million at December 31, 2018 compared to $7.6 million at December 31, 2017. DNB had outstanding borrowings of $32.9 million and outstanding letters of credit of $30.0 million from the FHLBP at December 31, 2018 compared to $79.0 million and $65.0 million, respectively, at December 31, 2017. DNB recognized dividend income of $280,000 on FHLBP stock, $139,000 on FRB stock, and $6,000 in ACBB stock in 2018, compared to $197,000, $119,000, and $0 in 2017. DNB's excess borrowing capacity from the FHLBP was $508.6 million at December 31, 2018, compared to $456.9 million at December 31, 2017.

6.  Off Balance Sheet Arrangements

In the normal course of business, various commitments and contingent liabilities are outstanding, such as guarantees and commitments to extend credit, borrow money or act in a fiduciary capacity, which are not reflected in the consolidated financial statements. Management does not anticipate any significant losses as a result of these commitments.

DNB had outstanding stand-by letters of credit totaling $2.3 million and unfunded loan and lines of credit commitments totaling $190.8 million at December 31, 2018. DNB had outstanding stand-by letters of credit totaling $4.6 million and unfunded loan and lines of credit commitments totaling $176.6 million at December 31, 2017.

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

DNB maintains borrowing arrangements with various correspondent banks, the FHLBP and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB had available credit of approximately $568.6 million and $516.9 million at December 31, 2018 and December 31, 2017, respectively. At December 31, 2018, DNB had $32.9 million of FHLBP borrowings outstanding and the FHLBP had issued letters of credit, on DNB’s behalf, totaling $30.0 million against its available credit lines. At December 31, 2017, DNB had $79.0 million of FHLBP borrowings outstanding and the FHLBP had issued letters of credit, on DNB’s behalf, totaling $65.0 million against its available credit lines.

As of December 31, 2018, approximately $253.3 million of assets are held by DNB First Wealth Management in a fiduciary, custody or agency capacity. The amount of these assets at December 31, 2017 was $252.8 million. These assets are not assets of DNB, and are not included in the consolidated financial statements.

Off Balance Sheet Obligations

(Dollars in thousands)

	Expiration by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Commitments to extend credit	$190,770	$28,557	$17,941	$840	$143,432
Stand-by letters of credit	2,335	1,824	161	-	350
Total	$193,105	$30,381	$18,102	$840	$143,782

For detailed information regarding FHLBP Advances and Short Term Borrowed Funds, see Note 7 to the Consolidated Financial Statements.

The following table sets forth DNB’s known contractual obligations as of December 31, 2018.

Contractual Obligations

(Dollars in thousands)

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
FHLBP advances	$32,935	$14,592	$11,343	$7,000	$-
Interest on FHLBP advances	1,165	630	452	83	-
Time deposits	162,096	97,071	56,812	8,213	-
Interest on time deposits	3,792	2,551	930	311	-
Brokered time deposits	98,639	45,511	48,128	5,000	-
Interest on brokered time deposits	2,570	1,623	900	47	-
Capital lease obligations	305	69	170	66	-
Interest on capital lease obligations	83	37	43	3	-
Operating lease obligations	3,148	1,047	1,432	669	-
Long-term subordinated debt	9,750	-	-	-	9,750
Interest on long-term subordinated debt	3,008	414	579	1,268	747
Junior subordinated debentures	9,279	-	-	-	9,279
Interest on junior subordinated debentures	7,123	511	1,025	1,024	4,563
SERPs	3,698	44	88	107	3,459
Total	$337,591	$164,100	$121,902	$23,791	$27,798

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes an Economic Value of Equity (“EVE”) model. The EVE model measures the potential price risk of equity to changes in interest rates and factors in the optionality included on the balance sheet. EVE analysis is used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The EVE is likely to be different if rates change. Results falling outside prescribed ranges may require action by management. At December 31, 2018 and 2017, DNB’s variance in the EVE as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the following table. The change as a percentage of the present value of equity with a 200 basis point increase was within DNB’s negative 25% guideline at December 31, 2018 and 2017.

Quantitative and Qualitative Disclosures About Market Risk

(Dollars in thousands)

	December 31, 2018			December 31, 2017
Change in rates	Flat	−200bp	+200bp	Flat	−200bp	+200bp
EVE	$153,190	$148,270	$145,420	$129,535	$120,945	$123,710
Change		(4,920)	(7,770)		(8,590)	(5,825)
Change as a % of assets		(0.4)%	(0.7)%		(0.8)%	(0.5)%
Change as a % of PV equity		(3.2)%	(5.1)%		(6.6)%	(4.5)%

Item 8.  Financial Statements and Supplementary Data

DNB FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands, except share data)

	December 31
	2018	2017
Assets
Cash and due from banks	$17,321	$10,917
Cash and cash equivalents	17,321	10,917
Available-for-sale investment securities at fair value (amortized cost of $98,765 and $113,555)	96,643	111,783
Held-to-maturity investment securities (fair value of $61,135 and $62,420)	62,026	62,390
Total investment securities	158,669	174,173
Loans held for sale	419	651
Loans	934,971	845,897
Allowance for credit losses	(6,675)	(5,843)
Net loans	928,296	840,054
Restricted stock	5,616	7,641
Office property and equipment, net	7,636	8,649
Accrued interest receivable	4,207	3,822
Other real estate owned & other repossessed property	5,051	5,012
Bank owned life insurance (BOLI)	9,530	9,314
Core deposit intangible	343	435
Goodwill	15,525	15,525
Net deferred taxes	2,762	2,980
Other assets	2,860	2,742
Total assets	$1,158,235	$1,081,915
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$164,746	$176,815
Interest-bearing deposits:
NOW	236,071	199,310
Money market	235,023	221,726
Savings	77,979	81,050
Time	162,096	140,490
Brokered deposits	108,651	41,812
Total deposits	984,566	861,203
Federal Home Loan Bank of Pittsburgh (FHLBP) advances	32,935	79,013
Repurchase agreements	-	12,023
Junior subordinated debentures	9,279	9,279
Subordinated debt	9,750	9,750
Other borrowings	3,305	2,738
Total borrowings	55,269	112,803
Accrued interest payable	646	554
Other liabilities	5,908	5,413
Total liabilities	1,046,389	979,973
Commitments and contingencies	-	-
Stockholders’ Equity
Common stock, $1.00 par value; 20,000,000 shares authorized; 4,381,872 and 4,362,939 issued, respectively; 4,321,745 and 4,286,117 outstanding, respectively	4,391	4,379
Treasury stock, at cost; 60,127 and 76,822 shares, respectively	(1,130)	(1,429)
Surplus	69,333	69,110
Retained earnings	42,223	32,272
Accumulated other comprehensive loss, net	(2,971)	(2,390)
Total stockholders’ equity	111,846	101,942
Total liabilities and stockholders’ equity	$1,158,235	$1,081,915

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(Dollars in thousands, except share and per share data)
	Year Ended December 31
	2018	2017
Interest and Dividend Income:
Interest and fees on loans	$41,851	$39,254
Interest and dividends on investment securities:
Taxable	3,220	2,983
Exempt from federal taxes	874	938
Interest on cash and cash equivalents	230	210
Total interest and dividend income	46,175	43,385
Interest Expense:
Interest on NOW, money market and savings	3,862	2,289
Interest on time deposits	1,982	1,257
Interest on brokered deposits	1,662	538
Interest on FHLBP advances	887	752
Interest on repurchase agreements	15	28
Interest on junior subordinated debentures	465	386
Interest on subordinated debt	414	414
Interest on other borrowings	84	56
Total interest expense	9,371	5,720
Net interest income	36,804	37,665
Provision for credit losses	1,200	1,660
Net interest income after provision for credit losses	35,604	36,005
Non-interest Income:
Service charges	1,119	1,223
Wealth management	1,955	1,713
Mortgage banking, net	243	148
Increase in cash surrender value of BOLI	216	223
Gains on sale of investment securities, net	-	50
Gains on sale of loans	38	153
Gain from insurance proceeds	8	203
Other fees	1,666	1,705
Total non-interest income	5,245	5,418
Non-interest Expense:
Salaries and employee benefits	15,552	15,204
Furniture and equipment	2,166	2,065
Occupancy	2,629	2,679
Professional and consulting	1,739	1,922
Advertising and marketing	711	755
Printing and supplies	212	231
FDIC insurance	479	602
PA shares tax	965	867
Telecommunications	339	350
Loss on sale or write down of OREO, net	171	121
Due diligence and merger expense	-	77
Other expenses	2,912	3,148
Total non-interest expense	27,875	28,021
Income before income tax expense	12,974	13,402
Income tax expense	2,290	5,456
Net income	10,684	7,946
Earnings per common share:
Basic	$2.48	$1.87
Diluted	$2.48	$1.85
Cash dividends per common share	$0.28	$0.28
Weighted average common shares outstanding:
Basic	4,303,410	4,260,137
Diluted	4,315,324	4,290,070

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Year Ended
	December 31
	2018	2017
Net income	$10,684	$7,946
Other Comprehensive Income (Loss):
Unrealized holding losses on AFS investment securities arising during the period
Before tax amount	(350)	(117)
Tax effect	73	40
	(277)	(77)
Accretion of discount on AFS to HTM reclassification
Before tax amount(1)	-	8
Tax effect(2)	-	(3)
	-	5
Less reclassification for gains on sales of AFS investment securities included in net income
Before tax amount(3)	-	(9)
Tax effect(2)	-	3
	-	(6)
Other comprehensive loss - securities	(277)	(78)
Unrealized actuarial gains (losses) - pension
Before tax amount	212	(57)
Tax effect	(45)	19
	167	(38)
Total other comprehensive loss	(110)	(116)
Total comprehensive income	$10,574	$7,830
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

DNB FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands)

					Accumulated
					Other
					Compre-
	Common	Treasury		Retained	hensive
	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at January 1, 2017	$4,351	$(1,730)	$68,973	$25,520	$(2,274)	$94,840
Net income	-	-	-	7,946	-	7,946
Other comprehensive loss	-	-	-	-	(116)	(116)
Restricted stock compensation expense (13,839 shares vested)	24	-	535	-	-	559
Exercise of stock options (14,748 shares)	15	-	(15)	-	-	-
Shares withheld for employee taxes on stock option exercise and share award vest	(11)	-	(624)	-	-	(635)
Cash dividends - common ($0.28 per share)	-	-	-	(1,194)	-	(1,194)
Sale of treasury shares to 401(k) (10,928 shares)	-	197	155	-	-	352
Sale of treasury shares to deferred comp. plan (5,824 shares)	-	104	86	-	-	190
Balance at December 31, 2017	4,379	(1,429)	69,110	32,272	(2,390)	101,942
Net income	-	-	-	10,684	-	10,684
Other comprehensive loss	-	-	-	-	(110)	(110)
Restricted stock compensation expense (11,135 shares vested)	11	-	304	-	-	315
Exercise of stock options (7,798 shares)	8	-	(8)	-	-	-
Shares withheld for employee taxes on stock option exercise and share award vest	(7)	-	(358)	-	-	(365)
Cash dividends - common ($0.28 per share)	-	-	-	(1,204)	-	(1,204)
Sale of treasury shares to 401(k) (11,232 shares)	-	202	191	-	-	393
Sale of treasury shares to deferred comp. plan (5,463 shares)	-	97	94	-	-	191
Adoption impact - ASU 2018-02	-	-	-	471	(471)	-
Balance at December 31, 2018	$4,391	$(1,130)	$69,333	$42,223	$(2,971)	$111,846

See accompanying notes to consolidated financial statements.

DNB FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31
	2018	2017
Cash Flows From Operating Activities:
Net income	$10,684	$7,946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,499	1,649
Provision for credit losses	1,200	1,660
Stock based compensation	315	559
Non-cash funding of retirement plans	584	542
Net gain on sale of securities	-	(50)
Net loss on sale and write down of OREO and other repossessed property	171	121
Gain on insurance proceeds	(8)	(203)
Earnings from investment in BOLI	(216)	(223)
Deferred tax expense	247	2,329
Proceeds from sales of mortgage loans	14,170	5,710
Mortgage loans originated for sale	(13,695)	(6,213)
Gain on sale of mortgage loans	(243)	(148)
Proceeds from sales of loans	806	2,403
Loans originated for sale	(768)	(2,250)
Gain on sale of loans	(38)	(153)
Increase in accrued interest receivable	(385)	(255)
Increase in other assets	(118)	(405)
Increase in accrued interest payable	92	20
Increase in other liabilities	706	1,899
Net Cash Provided By Operating Activities	15,003	14,938
Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Sales	-	3,030
Maturities, repayments and calls	24,490	30,201
Purchases	(10,000)	(30,352)
Activity in held-to-maturity securities:
Sales	-	737
Maturities, repayments and calls	489	5,442
Purchases	-	(1,407)
Net decrease (increase) in restricted stock	2,025	(2,260)
Net increase in loans	(86,914)	(32,453)
Death benefit proceeds	8	664
Purchases of office property and equipment	(219)	(642)
Expenses capitalized in OREO	-	(15)
Proceeds from sale of OREO and other repossessed property	262	609
Net Cash Used in Investing Activities	(69,859)	(26,446)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	123,363	(23,984)
Repayment of FHLBP advances	(240,678)	(46,167)
Funding of FHLBP advances	194,600	69,848
Net (decrease) increase in repurchase agreements	(12,023)	134
(Decrease) increase in other borrowings	(2,433)	2,320
Dividends paid	(1,204)	(1,194)
Payment of employee taxes on stock option exercise and share award vest	(365)	(635)
Net Cash Provided by Financing Activities	61,260	322
Net Change in Cash and Cash Equivalents	6,404	(11,186)
Cash and Cash Equivalents at Beginning of Period	10,917	22,103
Cash and Cash Equivalents at End of Period	$17,321	$10,917
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$9,279	$5,700
Income taxes	1,400	3,511
Supplemental Disclosure of Non-cash Flow Information:
Net decrease in goodwill	-	65
Transfers from loans to other real estate owned and other repossessed property	472	2,960
Purchased loans not yet funded	3,000	-

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

Reclassifications  Certain reclassifications have been made to prior years’ balances to conform to the classifications used in 2018. These reclassifications had no impact on DNB’s consolidated financial position, results of income or net change in cash and cash equivalents. The 2017 statement of cash flows includes the presentation of $542,000 as non-cash funding of retirement plans, included in net cash provided by operating activities. This amount was previously reported as sale of treasury stock, included in net cash provided by financing activities, in the 2017 financial statements.

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

DNB adopted the new standards effective January 1, 2018 using the modified retrospective approach. A significant majority of DNB’s revenues are explicitly excluded from the scope of the new guidance including interest, dividend income, BOLI, gain/loss on sale of loans and investments on the Consolidated Statements of Income. The adoption of ASU 2014-09 did not require a cumulative adjustment to the opening balance of retained earnings as of January 1, 2018 and does not have a material impact on DNB’s Consolidated Statements of Financial Condition, Comprehensive Income, Stockholders’ Equity or Cash Flows for the year ended December 31, 2018. Non-interest income components in the scope of Topic 606 continue to be recognized when DNB’s performance obligations are complete or at the time of sale after a customer’s transaction posts in the account. Disclosures required for DNB’s revenue streams in the scope of ASU 2014-09 are included in Non-Interest Income in the following table.

	Year Ended
	December 31,
(Dollars in thousands)	2018	2017
Non-interest Income:
Service charges:
Non-sufficient funds charges	$605	$696
Business analysis charges	180	175
Cycle charges	90	92
Lockbox fees	57	59
Stop payment fees	18	19
Wire transfer fees	89	87
Other service charges	80	95
Total service charges	1,119	1,223
Wealth management:
DNB Investments & Insurance	545	506
DNB First Investment Management & Trust	1,410	1,207
Total wealth management	1,955	1,713
Other fee income:
Cardholder interchange fees	1,047	989
Safe deposit box	97	99
Check printing	65	70
Merchant card processing	177	189
ATM surcharges for non-DNB customers	74	81
Other fee income	52	100
Total other fee income	1,512	1,528
Total revenue from contracts with customers	4,586	4,464
Total revenue not within the scope of ASC 606	659	954
Total non-interest income	$5,245	$5,418

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

Through a third-party marketing agreement with Cetera Investment Services, LLC (“Cetera”), DNB Investment & Insurance offers a complete line of investment and insurance products. DNB’s performance obligation as an agent is to arrange for the sale of products by Cetera. Monthly, DNB recognizes commission fees in the amounts to which it is entitled in accordance with the terms of the marketing agreement for products sold. Shortly after a sale, the product provider remits the commission payment through Cetera to the Company, and the Company recognizes the revenue.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. In particular, the guidance revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The guidance also amends certain disclosure requirements associated with fair value of financial instruments. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. As of January 1, 2018, DNB did not hold any equity investments (excluding restricted investments in bank stocks).  DNB does not expect to make significant purchases of equity investments; therefore, the adoption of this ASU is not material to DNB's consolidated financial statements. Adoption of the standard on January 1, 2018 also resulted in the use of an exit price rather than an entrance price to determine the fair value of loans not measured at fair value on a non-recurring basis in the consolidated balance sheets.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. DNB has determined that upon the adoption of ASU 2016-02 we will be required to recognize a right-of-use asset and a corresponding liability based on the then present value of such obligation. DNB expects that the adoption of ASU 2016-02 will result in the recognition of lease liabilities and right-of-use asset totaling approximately $1.5 million. DNB does not expect that the adoption of the new standard will have a material impact on its Consolidated Statements of Income. Update 2018-11 - Leases (topic 842): Targeted Improvements provided an additional/optional transition method to adopt the new leases standard. Prior to this ASU issuance, a modified retrospective transition approach was required. The adoption of this ASU will not materially impact our Consolidated Statement of Financial Condition and Consolidated Statements of Changes in Stockholders’ Equity. Update 2018-20 - Leases (topic 842): Narrow-Scope Improvements for Lessors was released to better clarify the treatment of sales taxes and other similar taxes related to Lessor and Lessees costs and payments. The amendments in this update permit lessors, as an accounting policy election, to not evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs. Instead, those lessors will account for those costs as if they are lessee costs. Also, certain lessor costs require lessors to exclude from variable payments, and therefore revenue, lessor costs paid by lessees directly to third parties. DNB’s lessor income is immaterial; as such, this ASU will not materially impact our Consolidated Statement of Financial Condition or Consolidated Statements of Comprehensive Income. DNB did not adopt the use-of-hindsight practical expedient.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," (ASU 2016-13), which addresses concerns regarding the perceived delay in recognition of credit losses under the existing incurred loss model. The amendment introduces a new, single model for recognizing credit losses on all financial instruments presented on cost basis. Under the new model, entities must estimate current expected credit losses by considering all available relevant information, including historical and current information, as well as reasonable and supportable forecasts of future events. The update also requires additional qualitative and quantitative information to allow users to better understand the credit risk within the portfolio and the methodologies for determining allowance. ASU 2016-13 is effective for DNB on January 1, 2020 and must be applied using the modified retrospective approach with limited exceptions. Early adoption is permitted. Although early adoption is permitted for fiscal years beginning after December 15, 2018, DNB does not plan to early adopt. DNB has established a CECL Implementation Team to assess the impact of this ASU on its consolidated financial position, results of operations, and cash flows. DNB has been preserving certain historical loan information from its core processing system in anticipation of adopting the standard and will be evaluating control and process framework, data, model, and resource requirements and areas where modifications will be required. DNB has selected a third party vendor to process and review various calculation methodologies and the approximate impact on DNB’s financial position, results of operations and cash flows. The team continues to assess the impact of the standard; however, DNB expects adopting this ASU will result in an increase in its allowance for credit losses. The amount of the increase in the allowance for credit losses upon adoption will be dependent upon the characteristics of the portfolio at the adoption date, as well as macroeconomic conditions and forecasts at that date. A cumulative effect adjustment will be made to retained earnings for the impact of the standard at the beginning of the period the standard is adopted.

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

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, under the amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value with its carrying amount. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount when measuring the goodwill impairment loss, if applicable. The update also eliminated the requirements for zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendments are effective for public business entities for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. DNB will not early adopt this ASU for its annual goodwill impairment test, and has conducted a qualitative test (step zero) as of October 1, 2018 and determined that its Goodwill has not been impaired.  The adoption of this ASU is not expected to have a material impact on DNB’s consolidated financial statements.

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

Other Than Temporary Impairment ("OTTI") Analysis  Securities are evaluated on a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether declines in their value are other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline, and whether or not management intends to sell or expects that it is more likely than not that it will be required to sell the security prior to an anticipated recovery of the fair value. Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total impairment related to credit losses is included in earnings. The amount of the total impairment related to all other factors is included in other comprehensive income. DNB recorded no impairment charges in 2018 or 2017.

Restricted StockRestricted investment in bank stocks consist of Philadelphia Federal Reserve Bank (“FRB”) stock, Pittsburgh Federal Home Loan Bank (“FHLBP”) stock, and Atlantic Community Bankers Bank (“ACBB”) stock. Federal law requires a member institution of the district FRB and FHLB to hold stock according to predetermined formulas. ACBB requires its correspondent banking institutions to hold stock as a condition of membership. The restricted investment in bank stock is carried at cost. Quarterly, the Corporation evaluates the bank stocks for impairment. DNB evaluates recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history, and impact of legislative and regulatory changes. At December 31, 2018, DNB owned $3.1 million of stock of the FHLBP, $2.3 million of stock of the FRB and $156,000 of stock of ACBB. At December 31, 2017, DNB owned $5.2 million of stock of the FHLBP, $2.3 million of stock of the FRB and $156,000 of stock of ACBB.

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

Troubled Debt Restructurings Loans whose terms are modified are classified as troubled debt restructurings (“TDR”) if DNB grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired. The recorded investments in troubled debt restructured loans at December 31, 2018 and 2017 are as follows:

	December 31, 2018
	Pre-Modification	Post-Modification
(Dollars in thousands)	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Residential mortgage	$676	$805	$630
Commercial mortgage	992	992	962
Consumer:
Home equity	148	148	140
Other	40	42	30
Total	$1,856	$1,987	$1,762

	December 31, 2017
	Pre-Modification	Post-Modification
(Dollars in thousands)	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Residential mortgage	$754	$883	$690
Commercial mortgage	992	992	982
Consumer:
Home equity	148	148	146
Other	40	42	39
Total	$1,934	$2,065	$1,857

At December 31, 2018, DNB had nine TDRs with recorded investment totaling $1,762,000,  all of which were accruing loans in compliance with the terms of the modifications. As a result of collateral evaluations, specific reserves and charge-offs have been taken where appropriate. As of December 31, 2018, DNB recognized partial charge-offs totaling $151,000 on two residential loans prior to their restructuring and $2,000 on one consumer installment loan after its restructuring. As of December 31, 2018, there were no defaulted TDRs as all TDRs were current with respect to their associated forbearance agreements. There were no defaults on TDRs within twelve months of restructure during 2018. DNB classified one residential mortgage loan totaling $73,000 as TDRs during the year ended December 31, 2018.

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

Reserve for unfunded loan commitments The reserve for unfunded loan commitments represents management’s estimate of losses inherent in off-balance sheet items related to the loan portfolio which consist of commitments to extend credit and letters of credit. The same risk and loss factors are applied to both funded and unfunded commitments. However, the bank calculates reserves required to support unfunded commitments in each loan category based only on the estimated likelihood (the probability) that DNB would advance funds into a known troubled situation, and then sustain a loss on the newly advanced funds. The amount of reserve for unfunded loan commitments, which is included in “Other liabilities” on the statement of financial condition, was $395,000 and $348,000 at December 31, 2018 and December 31, 2017, respectively.

Other Real Estate Owned & Other Repossessed Property  Other real estate owned (“OREO”) and other repossessed property consists of properties acquired as a result of, or in-lieu-of, foreclosure as well as other repossessed property. Properties classified as OREO are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the properties are capitalized and costs relating to holding the properties are charged to expense. DNB had $58,000 and $416,000 of commercial mortgage loans in the process of foreclosure at December 31, 2018 and December 31, 2017, respectively.

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

Goodwill and Intangible Assets  DNB accounts for goodwill and intangible assets in accordance with ASC 350, “Intangibles – Goodwill and Other.” Goodwill is the excess of the purchase price over the fair value of the net assets acquired in connection with the 2016 acquisition of East River Bank.  If certain events occur, which indicate goodwill might be impaired between annual tests, goodwill must be tested when such events occur. In making this assessment, DNB considers a number of factors including operating results, business plans, economic projections, anticipated future cash flows, current market data, stock price, etc. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. Changes in economic and operating conditions could result in goodwill impairment in future periods. DNB did not identify any impairment during 2018. The annual test date is October 1st. DNB has conducted a qualitative test (step zero) as of October 1, 2018 and determined that its Goodwill has not been impaired.

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

DNB recognizes interest and penalties on income taxes as a component of income tax expense. DNB is no longer subject to examinations by taxing authorities for the years before January 1, 2015. DNB had no unrecognized tax positions as of December 31, 2018.

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

Earnings Per Common Share (EPS) Basic EPS is computed based on the weighted average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that could occur from unvested stock awards and the exercise of stock options and award vests computed using the treasury stock method. Stock options and awards for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the EPS calculation. Treasury shares are not deemed outstanding for earnings per share calculations.

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

Accumulated Other Comprehensive Loss	Before-Tax	Tax	Net-of-Tax
(Dollars in thousands)	Amount	Effect	Amount
December 31, 2018
Net unrealized loss on AFS securities	$(2,122)	$445	$(1,677)
Unrealized actuarial losses-pension	(1,637)	343	(1,294)
	$(3,759)	$788	$(2,971)
December 31, 2017
Net unrealized loss on AFS securities	$(1,772)	$603	$(1,169)
Unrealized actuarial losses-pension	(1,849)	628	(1,221)
	$(3,621)	$1,231	$(2,390)

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

Advertising and Marketing Costs DNB follows the policy of charging the costs of advertising and marketing to expense as incurred. Advertising and marketing costs were approximately $711,000 and $755,000 for the years ended December 31, 2018 and December 31, 2017, respectively.

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

DNB attempts to mitigate these risks by completing an analysis of th13e borrower’s business and industry history, the borrower’s financial position, as well as that of the business owner. DNB will also require the borrower to periodically provide financial information on the operation of the business over the life of the loan. In addition, most commercial loans are secured by assets of the business or those of the business owner, which can be liquidated if the borrower defaults, along with the personal surety of the business owner.

Subsequent Events Management has evaluated events and transactions occurring subsequent to December 31, 2018 for items that should potentially be recognized or disclosed in these Consolidated Financial Statements. The evaluation was conducted through the date these financial statements were issued.

(2)  INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities, as of the dates indicated, are summarized as follows:

		December 31, 2018
	Amortized	Unrealized	Unrealized	Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$8,749	$41	$-	$8,790
Government Sponsored Entities (GSE) mortgage-backed securities	389	-	-	389
Corporate bonds	13,851	124	(47)	13,928
Collateralized mortgage obligations GSE	1,159	-	(27)	1,132
State and municipal taxable	362	-	(3)	359
State and municipal tax-exempt	37,516	19	(998)	36,537
Total	$62,026	$184	$(1,075)	$61,135

Available For Sale
US Government agency obligations	$48,082	$-	$(359)	$47,723
GSE mortgage-backed securities	27,563	-	(1,005)	26,558
Collateralized mortgage obligations GSE	10,249	-	(441)	9,808
Corporate bonds	10,890	-	(186)	10,704
State and municipal tax-exempt	1,981	-	(131)	1,850
Total	$98,765	$-	$(2,122)	$96,643

		December 31, 2017
	Amortized	Unrealized	Unrealized	Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$8,483	$163	$-	$8,646
Government Sponsored Entities (GSE) mortgage-backed securities	496	9	-	505
Corporate bonds	14,047	243	(2)	14,288
Collateralized mortgage obligations GSE	1,471	-	(29)	1,442
State and municipal taxable	363	-	(8)	355
State and municipal tax-exempt	37,530	59	(405)	37,184
Total	$62,390	$474	$(444)	$62,420

Available For Sale
US Government agency obligations	$53,279	$-	$(386)	$52,893
GSE mortgage-backed securities	33,203	-	(715)	32,488
Collateralized mortgage obligations GSE	12,101	-	(447)	11,654
Corporate bonds	12,981	12	(173)	12,820
State and municipal tax-exempt	1,991	-	(63)	1,928
Total	$113,555	$12	$(1,784)	$111,783

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The table below details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at December 31, 2018 and 2017.

	December 31, 2018
			Fair value	Unrealized	Fair value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
Corporate bonds	$4,157	$(47)	$1,887	$(15)	$2,270	$(32)
Collateralized mortgage obligations GSE	1,132	(27)	-	-	1,132	(27)
State and municipal taxable	359	(3)	-	-	359	(3)
State and municipal tax-exempt	26,466	(998)	2,045	(31)	24,421	(967)
Total	$32,114	$(1,075)	$3,932	$(46)	$28,182	$(1,029)
Available For Sale
US Government agency obligations	$37,723	$(359)	$-	$-	$37,723	$(359)
GSE mortgage-backed securities	26,558	(1,005)	-	-	26,558	(1,005)
Collateralized mortgage obligations GSE	9,808	(441)	-	-	9,808	(441)
Corporate bonds	10,704	(186)	2,035	(7)	8,669	(179)
State and municipal tax-exempt	1,850	(131)	-	-	1,850	(131)
Total	$86,643	$(2,122)	$2,035	$(7)	$84,608	$(2,115)

	December 31, 2017
			Fair value	Unrealized	Fair value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
Corporate bonds	$498	$(2)	$498	$(2)	$-	$-
Collateralized mortgage obligations GSE	1,442	(29)	620	(5)	822	(24)
State and municipal taxable	355	(8)	355	(8)	-	-
State and municipal tax-exempt	20,240	(405)	6,775	(67)	13,465	(338)
Total	$22,535	$(444)	$8,248	$(82)	$14,287	$(362)
Available For Sale
US Government agency obligations	$52,893	$(386)	$30,894	$(185)	$21,999	$(201)
GSE mortgage-backed securities	32,488	(715)	9,055	(133)	23,433	(582)
Collateralized mortgage obligations GSE	11,654	(447)	2,132	(56)	9,522	(391)
Corporate bonds	10,759	(173)	4,572	(43)	6,187	(130)
State and municipal tax-exempt	1,928	(63)	288	(2)	1,640	(61)
Total	$109,722	$(1,784)	$46,941	$(419)	$62,781	$(1,365)

As of December 31, 2018, there were nineteen GSE mortgage-backed securities, forty-three tax-exempt municipalities, one taxable municipality, eleven corporate bonds, seven agency notes, and nineteen collateralized mortgage obligations which were in an unrealized loss position. DNB does not intend to sell these securities and management does not expect to be required to sell any of these securities prior to a recovery of their cost basis. Management has reviewed all of these securities and believes that DNB will collect all principal and interest that is due on debt securities on a timely basis. Management does not believe any individual unrealized loss as of December 31, 2018 represents an other-than-temporary impairment. DNB reviews its investment portfolio on a quarterly basis judging each investment for OTTI. The OTTI analysis focuses on the duration and the amount a particular security is below book value.

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

Collateralized mortgage obligations GSE  There are nineteen impaired securities classified as collateralized mortgage obligations, all of which were impaired for more than 12 months. The largest unrealized loss of a security in this group is 7.13% of its carrying value. All of these securities were issued and insured by FNMA, FHLMC or GNMA. DNB receives monthly principal and interest payments on all of these securities on a timely basis and none of these agencies has ever defaulted on mortgage-backed principal or interest. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from December 31, 2018 levels. Management concluded that these securities were not other-than-temporarily impaired at December 31, 2018.

State and municipal tax-exempt  There are forty-three impaired securities in this category, which are comprised of intermediate to long-term municipal bonds, forty of which were impaired for more than 12 months. The largest unrealized loss of a security in this group is 10.18% of its carrying value. All of the issues carry a “BBB-” or better underlying credit support and were evaluated on the basis on their underlying fundamentals; included but not limited to annual financial reports, geographic location, population, and debt ratios. In certain cases, options for calls reduce the effective duration and in turn the future market value fluctuations. All issues are performing and are expected to continue to perform in accordance with their respective contractual terms and conditions. There have not been disruptions of any payments, associated with any of these municipal securities. These bonds are conservative in nature and the value decline is related to the changes in interest rates that occurred since the time of purchase and subsequent changes in spreads affecting the market prices. Twenty-eight of the impaired municipals are school districts that have state school district credit enhancement programs and twenty of those also have additional insurance. The remaining fifteen are two insured school districts, two uninsured school districts, four insured townships and seven uninsured townships, all of which have strong underlying ratings. Management concluded that these securities were not other-than-temporarily impaired at December 31, 2018.

State and municipal taxable  There is one impaired security in this category, which has been impaired for more than 12 months. The unrealized loss of this security is 0.97% of its carrying value. This security is an insured township and carries a “BBB+” underlying credit. It is performing and is expected to continue to perform in accordance with its contractual terms and conditions. There have not been disruptions of any payments associated with this municipal security. Management concluded that this security was not other-than-temporarily impaired at December 31, 2018.

US Government agency obligations  There are seven impaired securities classified as agencies, all of which were impaired for more than 12 months. The largest unrealized loss of a security in this group is 4.18% of its carrying value. All of these securities were issued and insured by FHLB, FNMA, or FHLMC. DNB has received timely interest payments on all of these securities and none of these agencies has ever defaulted on their bonds. DNB anticipates a recovery in the market value as the securities approach their maturity dates. Management concluded that these securities were not other-than-temporarily impaired at December 31, 2018.

GSE mortgage-backed securities   There are nineteen impaired bonds classified as GSE mortgage-backed securities, all of which were impaired for more than 12 months. The largest unrealized loss of a security in this group is 4.86% of its carrying value. All of these securities were issued and insured by FNMA, FHLMC or GNMA. DNB receives monthly principal and interest payments on all of these securities on a timely basis and none of these agencies has ever defaulted on mortgage-backed principal or interest. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from December 31, 2018 levels. Management concluded that these securities were not other-than-temporarily impaired at December 31, 2018.

Corporate bonds  There were eleven impaired bonds classified as corporate bonds, seven of which were impaired for more than 12 months. The largest unrealized loss of a security in this group is 4.15% of its carrying value. The bonds are investment grade and the value decline is related to the changes in interest rates that occurred since the time of purchase and subsequent changes in spreads affecting the market prices. All of the issues carry a “BBB+” or better underlying credit rating and were evaluated on the basis of their underlying fundamentals; included but not limited to annual financial reports, rating agency reports, capital strength and debt ratios. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from December 31, 2018 levels. Management concluded that these securities were not other-than-temporarily impaired at December 31, 2018.

In determining that the securities giving rise to the previously mentioned unrealized losses were not other than temporary, DNB evaluated the factors cited above, which DNB considers when assessing whether a security is other-than-temporarily impaired. In making these evaluations DNB must exercise considerable judgment. Accordingly, there can be no assurance that the actual results will not differ from DNB’s judgments and that such differences may not require the future recognition of other-than-temporary impairment charges that could have a material effect on DNB’s financial position and results of operations. In addition, the value of, and the realization of any loss on, an investment security is subject to numerous risks as cited above.

The amortized cost and estimated fair value of investment securities as of December 31, 2018, by final contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid without penalties.

	Held to Maturity		Available for Sale
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$11,599	$11,640	$22,755	$22,674
Due after one year through five years	11,715	11,714	33,134	32,791
Due after five years through ten years	29,359	28,992	18,990	18,380
Due after ten years	9,353	8,789	23,886	22,798
Total investment securities	$62,026	$61,135	$98,765	$96,643

The principal values of investment securities sold as of the dates indicated are shown below. The HTM securities sold during 2017 were sold in accordance with GAAP, as DNB collected greater than 85% of the original recorded investment on the HTM securities prior to the sale. As a result, it is appropriate to continue to carry the remaining HTM portfolio as currently classified.

	Year Ended
	December 31
(Dollars in thousands)	2018	2017
Available for sale securities sold	$-	$3,030
Held to maturity securities sold	-	737
Total sold securities	$-	$3,767

Gains and losses resulting from investment sales, redemptions or calls were as follows:

	Year Ended
	December 31
(Dollars in thousands)	2018	2017
Gross realized gains-AFS	$-	$10
Gross realized gains-HTM	-	41
Gross realized losses-AFS	-	(1)
Net realized gain	$-	$50

At December 31, 2018 and 2017, investment securities with a carrying value of approximately $95.8 million and $105.9 million, respectively, were pledged to secure public funds, repurchase agreements, FHLBP advances, and for other purposes as required by law. See Note 7 regarding the use of certain securities as collateral.

(3)  LOANS

The major classifications of loans outstanding, net of fair value marks and deferred loan origination fees and costs are summarized as follows.

	December 31
(Dollars in thousands)	2018	2017
Residential mortgage	$99,932	$93,959
Commercial mortgage	535,735	484,868
Commercial:
Commercial term	166,335	129,535
Commercial construction	76,302	75,014
Consumer:
Home equity	51,536	56,844
Other	5,131	5,677
Total loans	$934,971	$845,897
Less allowance for credit losses	(6,675)	(5,843)
Net loans	$928,296	$840,054

Some of DNB’s directors and executive officers, and their related interests had transactions with the Bank in the ordinary course of business. It is anticipated that similar transactions will occur in the future.

(Dollars in thousands)	2018	2017
Related party loans at beginning of period	$393	$508
Advances	845	296
Repayments	(318)	(411)
Related party loans at end of period	$920	$393

(4)  ALLOWANCE FOR CREDIT LOSSES

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of December 31, 2018 and December 31, 2017:

Age Analysis of Past Due Loans Receivables

	December 31, 2018
							Loans
							Receivable
	30-59	60-89	Greater			Total	> 90
	Days Past	Days Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivables	Accruing
Residential mortgage	$666	$1,742	$845	$3,253	$96,679	$99,932	$130
Commercial mortgage (less acquired with credit deterioration)	-	-	840	840	534,739	535,579	103
Acquired commercial mortgage with credit deterioration	-	-	-	-	156	156	-
Commercial:
Commercial term	20	37	957	1,014	165,321	166,335	-
Commercial construction	-	-	-	-	76,302	76,302	-
Consumer:
Home equity	398	144	247	789	50,747	51,536	-
Other	26	-	108	134	4,997	5,131	-
Total	$1,110	$1,923	$2,997	$6,030	$928,941	$934,971	$233

	December 31, 2017
							Loans
							Receivable
	30-59	60-89	Greater			Total	> 90
	Days Past	Days Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivables	Accruing
Residential mortgage (less acquired with credit deterioration)	$887	$349	$1,148	$2,384	$91,568	$93,952	$-
Acquired residential mortgage with credit deterioration	-	-	7	7	-	7	-
Commercial mortgage (less acquired with credit deterioration)	221	-	1,126	1,347	483,105	484,452	-
Acquired commercial mortgage with credit deterioration	-	-	416	416	-	416	-
Commercial:
Commercial term	381	13	1,654	2,048	127,487	129,535	-
Commercial construction	514	-	-	514	74,500	75,014	-
Consumer:
Home equity	15	-	386	401	56,443	56,844	-
Other	13	139	156	308	5,369	5,677	54
Total	$2,031	$501	$4,893	$7,425	$838,472	$845,897	$54

DNB had no residential mortgage loans in the process of foreclosure and $97,000 in residential real estate in other real estate owned as of December 31, 2018. DNB had $638,000 residential mortgage loans in the process of foreclosure and $149,000 in residential real estate in other real estate owned as of December 31, 2017.

The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, and (iii) OREO as a result of foreclosure or voluntary transfer to DNB as well as other repossessed assets. Interest that would have been recognized on nonaccrual loans had they been current in accordance with their original terms was $402,000 and $589,000 for the years ended December 31, 2018 and December 31, 2017, respectively.

Non-Performing Assets

	December 31
(Dollars in thousands)	2018	2017
Non-accrual loans:
Residential mortgage	$905	$1,915
Commercial mortgage	1,307	2,259
Commercial:
Commercial term	2,300	2,100
Commercial construction	476	514
Consumer:
Home equity	391	466
Other	167	245
Total non-accrual loans	5,546	7,499
Loans 90 days past due and still accruing	233	54
Total non-performing loans	5,779	7,553
Other real estate owned & other repossessed property	5,051	5,012
Total non-performing assets	$10,830	$12,565

The following tables summarize information in regards to impaired loans by loan portfolio class as of December 31, 2018 and December 31, 2017 and for the years then ended.

Impaired Loans

	December 31, 2018
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Residential mortgage	$1,462	$1,804	$-	$1,832	$18
Acquired residential mortgage with credit deterioration	-	-	-	1	-
Commercial mortgage	1,532	1,780	-	2,388	49
Acquired commercial mortgage with credit deterioration	514	527	-	656	34
Commercial:
Commercial term	1,343	1,845	-	1,701	-
Commercial construction	476	514	-	491	-
Consumer:
Home equity	531	535	-	633	7
Other	156	205	-	169	1
Total	$6,014	$7,210	$-	$7,871	$109
With allowance recorded:
Residential mortgage	$73	$73	$1	$44	$2
Acquired residential mortgage with credit deterioration	-	-	-	-	-
Commercial mortgage	737	802	78	208	-
Acquired commercial mortgage with credit deterioration	-	-	-	-	-
Commercial:
Commercial term	957	1,015	203	820	-
Commercial construction	-	-	-	-	-
Consumer:
Home equity	-	-	-	-	-
Other	41	42	3	71	-
Total	$1,808	$1,932	$285	$1,143	$2
Total:
Residential mortgage	$1,535	$1,877	$1	$1,876	$20
Acquired residential mortgage with credit deterioration	-	-	-	1	-
Commercial mortgage	2,269	2,582	78	2,596	49
Acquired commercial mortgage with credit deterioration	514	527	-	656	34
Commercial:
Commercial term	2,300	2,860	203	2,521	-
Commercial construction	476	514	-	491	-
Consumer:
Home equity	531	535	-	633	7
Other	197	247	3	240	1
Total	$7,822	$9,142	$285	$9,014	$111

	December 31, 2017
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Residential mortgage	$1,908	$2,210	$-	$1,540	$-
Acquired residential mortgage with credit deterioration	-	-	-	7	-
Commercial mortgage	2,809	3,207	-	2,180	15
Acquired commercial mortgage with credit deterioration	936	950	-	1,205	-
Commercial:
Commercial term	1,743	2,253	-	1,131	-
Commercial construction	514	514	-	690	-
Consumer:
Home equity	612	632	-	586	9
Other	117	117	-	106	-
Total	$8,639	$9,883	$-	$7,445	$24
With allowance recorded:
Residential mortgage	$-	$-	$-	$333	$-
Acquired residential mortgage with credit deterioration	7	26	3	4	-
Commercial mortgage	19	93	19	8	-
Acquired commercial mortgage with credit deterioration	-	-	-	-	-
Commercial:
Commercial term	337	343	123	325	-
Commercial construction	-	-	-	89	-
Consumer:
Home equity	-	-	-	-	-
Other	128	129	12	169	-
Total	$491	$591	$157	$928	$-
Total:
Residential mortgage	$1,908	$2,210	$-	$1,873	$-
Acquired residential mortgage with credit deterioration	7	26	3	11	-
Commercial mortgage	2,828	3,300	19	2,188	15
Acquired commercial mortgage with credit deterioration	936	950	-	1,205	-
Commercial:
Commercial term	2,080	2,596	123	1,456	-
Commercial construction	514	514	-	779	-
Consumer:
Home equity	612	632	-	586	9
Other	245	246	12	275	-
Total	$9,130	$10,474	$157	$8,373	$24

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within DNB’s internal risk rating system as of December 31, 2018 and December 31, 2017.

Credit Quality Indicators

	December 31, 2018
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$97,577	$-	$2,355	$-	$99,932
Commercial mortgage	528,692	2,367	4,676	-	535,735
Commercial:
Commercial term	161,051	1,178	4,106	-	166,335
Commercial construction	72,077	3,603	622	-	76,302
Consumer:
Home equity	50,988	143	405	-	51,536
Other	4,924	-	207	-	5,131
Total	$915,309	$7,291	$12,371	$-	$934,971

	December 31, 2017
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$91,993	$-	$1,966	$-	$93,959
Commercial mortgage	479,308	125	5,435	-	484,868
Commercial:
Commercial term	125,926	115	3,494	-	129,535
Commercial construction	73,902	-	1,112	-	75,014
Consumer:
Home equity	56,085	-	759	-	56,844
Other	5,432	-	245	-	5,677
Total	$832,646	$240	$13,011	$-	$845,897

Allowance for Credit Losses and Recorded Investment in Related Loans

The following tables set forth the activity and composition of DNB’s allowance for credit losses at the dates and periods indicated.

	2018
	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2018	$221	$2,856	$845	$1,128	$-	$183	$63	$547	$5,843
Charge-offs	(178)	(249)	(243)	-	-	-	(72)	-	(742)
Recoveries	341	22	4	5	-	-	2	-	374
Provisions	(223)	1,018	456	(101)	-	7	53	(10)	1,200
Ending balance - December 31, 2018	$161	$3,647	$1,062	$1,032	$-	$190	$46	$537	$6,675
Ending balance: individually
evaluated for impairment	$1	$78	$203	$-	$-	$-	$3	$-	$285
Ending balance: collectively
evaluated for impairment	$160	$3,569	$859	$1,032	$-	$190	$43	$537	$6,390
Ending balance: Loan
receivables	$99,932	$535,735	$166,335	$76,302	$-	$51,536	$5,131		$934,971
Ending balance: individually
evaluated for impairment	$1,535	$2,269	$2,300	$476	$-	$531	$197		$7,308
Ending balance: acquired
with credit deterioration	$-	$514	$-	$-	$-	$-	$-		$514
Ending balance: collectively
evaluated for impairment	$98,397	$532,952	$164,035	$75,826	$-	$51,005	$4,934		$927,149

	2017
	Residential	Commercial	Commercial	Commercial	Lease	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Financing	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2017	$349	$2,531	$709	$969	$-	$196	$61	$558	$5,373
Charge-offs	(85)	(519)	(683)	-	-	-	(38)	-	(1,325)
Recoveries	16	51	23	42	1	-	2	-	135
Provisions	(59)	793	796	117	(1)	(13)	38	(11)	1,660
Ending balance - December 31, 2017	$221	$2,856	$845	$1,128	$-	$183	$63	$547	$5,843
Ending balance: individually
evaluated for impairment	$3	$19	$123	$-	$-	$-	$12	$-	$157
Ending balance: collectively
evaluated for impairment	$218	$2,837	$722	$1,128	$-	$183	$51	$547	$5,686
Ending balance: Loan
receivables	$93,959	$484,868	$129,535	$75,014	$-	$56,844	$5,677		$845,897
Ending balance: individually
evaluated for impairment	$1,908	$2,828	$2,080	$514	$-	$612	$245		$8,187
Ending balance: acquired
with credit deterioration	$7	$936	$-	$-	$-	$-	$-		$943
Ending balance: collectively
evaluated for impairment	$92,044	$481,104	$127,455	$74,500	$-	$56,232	$5,432		$836,767

The changes in the accretable yield of acquired loans accounted for under ASC 310-30 for the years ended December 31, 2018 and 2017 were as follows:

(Dollars in thousands)	2018	2017
Beginning balance, January 1	$196	$314
Reclassification of non-accretable discount	-	92
Accretion	(51)	(97)
Payments	-	(113)
Ending balance, December 31	$145	$196

(5)  OFFICE PROPERTY AND EQUIPMENT

	Estimated	December 31
(Dollars in thousands)	Useful Lives	2018	2017
Land		$840	$840
Buildings and leasehold improvements	5-31.5 years	13,129	13,063
Furniture, fixtures and equipment	2-20 years	16,811	16,658
Total cost		30,780	30,561
Less accumulated depreciation		(23,144)	(21,912)
Office property and equipment, net		$7,636	$8,649

Amounts charged to furniture and equipment for depreciation amounted to $1.2 million for both years ended December 31, 2018 and 2017.

The Bank leases office space from Headwaters Associates (“Headwaters”), a Pennsylvania general partnership for which Mary D. Latoff (a director of DNB and the sole beneficiary of the Marital Trust created under Will of William S. Latoff), has been one of two general partners since January 1, 2017. Pursuant to the terms of the Lease, the Bank paid Headwaters an aggregate of $496,000 in 2018, and $530,000 in 2017. As a general partner of Headwaters, Mary Latoff received $248,000 and $265,000 in 2018 and 2017, respectively, as a result of the lease.

(6)  DEPOSITS

Included in interest bearing time deposits are time and brokered time deposit issued in amounts of $250,000 or more totaling $48.3 million and $59.5 million at December 31, 2018 and 2017, respectively. These certificates and their remaining maturities at December 31, 2018 were as follows:

	December 31, 2018
		Brokered
	Time	Time
(Dollars in thousands)	Deposits	Deposits	Total
Three months or less	$5,054	$-	$5,054
Over three through six months	14,244	-	14,244
Over six through twelve months	18,514	-	18,514
Over one year through two years	9,321	-	9,321
Over two years	1,166	-	1,166
Total	$48,299	$-	$48,299

Time and brokered deposit scheduled to mature have the following remaining maturities:

	December 31, 2018
		Brokered
	Time	Time
(Dollars in thousands)	Deposits	Deposits	Total
One year or less	$97,071	$45,511	$142,582
Over one year through two years	54,531	34,904	89,435
Over two years through three years	2,281	13,224	15,505
Over three years through four years	1,935	5,000	6,935
Over four years through five years	6,278	-	6,278
Over five years	-	-	-
Total	$162,096	$98,639	$260,735

At December 31, 2018 and 2017, deposits of related parties amounted to $5.6 million and $7.6 million, respectively. The aggregate amount of demand deposit overdrafts that were reclassified as loans was $217,000 at December 31, 2018, compared to $265,000 at December 31, 2017.

(7)  FHLBP ADVANCES AND SHORT-TERM BORROWED FUNDS

The schedule below provides a summary of short-term borrowings that consist of securities sold under agreements to repurchase, federal funds purchased with Atlantic Community Bankers Bank and other borrowings. Securities sold under agreements to repurchase are overnight borrowings between DNB and its commercial depositors and are subject to daily repricing. Federal Funds purchased from correspondent banks mature in one business day and reprice daily based on the Federal Funds rate. As of December 31, 2018, DNB’s total availability under Federal Funds lines was $60.0 million. Other short-term borrowings consist of credit available through the Federal Home Loan Bank of Pittsburgh (FHLBP) and the Federal Reserve Discount Window. DNB maintains a line-of-credit (Open Repo Plus) with the FHLBP which is a revolving term commitment used on an overnight basis. The term of this commitment may not exceed 364 days and it reprices daily at market rates. Under terms of a blanket collateral agreement with the FHLBP, the line-of-credit and long term advances are secured by FHLBP stock and qualifying loan receivables, principally real estate secured loans. As of December 31, 2018 DNB’s total availability was $508.6 million with the FHLBP and availability at the Federal Reserve Discount Window is dependent upon the market value of the collateral delivered to the Federal Reserve at the time funds are borrowed.

The following table presents a summary of aggregate short-term borrowings as of and for the years ended December 31, 2018 and 2017.

	2018		2017
		Federal		Federal
	Repurchase	Funds	Repurchase	Funds
(Dollars in thousands)	Agreements	Purchased	Agreements	Purchased
Amount outstanding at end of year	$-	$-	$12,023	$2,372
Weighted average interest rate at end of year	-%	-%	0.20%	1.75%
Maximum amount outstanding at any month-end	$14,160	$5,233	$17,028	$2,372
Daily average amount outstanding	$7,516	$1,106	$14,229	$143
Weighted average interest rate for the year	0.20%	1.92%	0.20%	1.22%

Total other borrowings at December 31, 2018 and 2017 consist of amounts described above and the capital lease obligation in Note 8. At December 31, 2018, total other borrowings also included $3.0 million representing purchased loans not yet funded.

Repurchase agreements accounted for as secured borrowings are shown in the following table.

(Dollars in thousands)	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
December 31, 2018
Repurchase agreements and repurchase-to-maturity transactions	$-	$-	$-	$-	$-
Gross amount of recognized liabilities for repurchase agreements
in statement of condition	$-				$-
December 31, 2017
Repurchase agreements and repurchase-to-maturity transactions	$12,023	$-	$-	$-	$12,023
Gross amount of recognized liabilities for repurchase agreements
in statement of condition	$12,023				$12,023

As of December 31, 2017, DNB had $12.0 million of repurchase agreements.  In conjunction with these repurchase agreements, a fair value of $12.1 million of state and municipal securities were sold on an overnight basis as of December 31, 2017, which represents 102% of the repurchase agreement amount.

In addition to short-term borrowings, DNB maintains borrowing arrangements with the FHLBP to meet borrowing needs exceeding 30 days. The advances are collateralized by loans, and a lien on the Bank’s FHLBP stock. There were $719.4 million in loans used as collateral for FHLBP borrowings. After a collateral weighting of 70.70%, DNB’s maximum borrowing capacity totaled $508.6 million. In addition to the $32.9 million of borrowings from the FHLBP at December 31, 2018, the FHLBP had issued letters of credit, on DNB’s behalf, totaling $30.0 million against DNB’s available credit lines. These letters of credit were used to secure public deposits as required by law.

	December 31, 2018		December 31, 2017
	Weighted		Weighted
(Dollars in thousands)	Average Rate	Amount	Average Rate	Amount
Due by December 31, 2018	-%	$-	1.30%	$46,078
Due by December 31, 2019	1.43	14,592	1.43	14,592
Due by December 31, 2020	1.64	11,343	1.64	11,343
Due by December 31, 2021	-	-	-	-
Due by December 31, 2022	2.04	7,000	2.04	7,000
Total	1.63%	$32,935	1.44%	$79,013

(8)  LEASES

Included in other borrowings is a long-term capital lease agreement, which relates to DNB’s West Goshen branch. As of December 31, 2018 the capital lease has a carrying amount of $103,000 net of accumulated depreciation of $647,000, and is included in the balance of office properties and equipment in the accompanying statements of financial condition. The following is a schedule of the future minimum capital lease payments, together with the present value of the net minimum lease payments, as of December 31, 2018:

Year ended
(Dollars in thousands)	December 31
2019	$107
2020	106
2021	107
2022	69
2023	-
Thereafter	-
Total minimum lease payments	389
Less amount representing interest	(84)
Present value of net minimum lease payments	$305

DNB recognized rent expense of $1.1 million and $1.2 million for the years ended December 31, 2018 and 2017, respectively. The following is a schedule of the future minimum non-cancelable operating lease payments for the Operations Center in Downingtown and leased branches as of December 31, 2018.

Year ended
(Dollars in thousands)	December 31
2019	$1,047
2020	799
2021	633
2022	472
2023	197
Thereafter	-
Total minimum lease payments	$3,148

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

The following table summarizes the assets at December 31, 2018 and December 31, 2017 that are recognized on DNB’s balance sheet using fair value measurement determined based on the differing levels of input.

	December 31, 2018
				Assets at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
US Government agency obligations	$-	$47,723	$-	$47,723
GSE mortgage-backed securities	-	26,558	-	26,558
Collateralized mortgage obligations GSE	-	9,808	-	9,808
Corporate bonds	-	10,704	-	10,704
State and municipal tax-exempt	-	1,850	-	1,850
Total assets measured at fair value on a recurring basis	$-	$96,643	$-	$96,643
Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$1,523	$1,523
OREO & other repossessed property	-	-	1,247	1,247
Total assets measured at fair value on a nonrecurring basis	$-	$-	$2,770	$2,770

	December 31, 2017
				Assets at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
US Government agency obligations	$-	$52,893	$-	$52,893
GSE mortgage-backed securities	-	32,488	-	32,488
Collateralized mortgage obligations GSE	-	11,654	-	11,654
Corporate bonds	-	12,820	-	12,820
State and municipal tax-exempt	-	1,928	-	1,928
Total assets measured at fair value on a recurring basis	$-	$111,783	$-	$111,783
Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$1,814	$1,814
OREO & other repossessed property	-	-	817	817
Total assets measured at fair value on a nonrecurring basis	$-	$-	$2,631	$2,631

The following table presents additional information about assets measured at fair value on a nonrecurring basis and for which DNB has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurement
December 31, 2018

	Fair Value	Valuation		Range (Weighted
(Dollars in thousands)	Estimate	Techniques	Unobservable Input	Average)
Impaired loans - Residential mortgage	$72	Appraisal of collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loans - Commercial mortgage	659	Appraisal of collateral (1)	Disposal costs (2)	-14%	to	-14%	(-14%)
Impaired loans - Commercial term	754	Appraisal of collateral (1)	Disposal costs (2)	0%	to	-16%	(-11%)
Impaired loans - Consumer other	38	Appraisal of collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loan total	$1,523
Other real estate owned	$1,247		Disposal costs (2)	-8%	to	-8%	(-8%)

Quantitative Information about Level 3 Fair Value Measurement
December 31, 2017

	Fair Value	Valuation		Range (Weighted
(Dollars in thousands)	Estimate	Techniques	Unobservable Input	Average)
Impaired loans - Residential mortgage	$4	Appraisal of collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loans - Commercial mortgage	46	Appraisal of collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loans - Commercial term	1,648	Appraisal of collateral (1)	Disposal costs (2)	0%	to	-9%	(-8%)
Impaired loans - Consumer other	116	Appraisal of collateral (1)	Disposal costs (2)	-8%	to	-8%	(-8%)
Impaired loan total	$1,814
Other real estate owned	$817		Disposal costs (2)	-8%	to	-8%	(-8%)
(1)	Fair value is generally determined through independent appraisals or sales contracts of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals are adjusted by management for qualitative factors, such as economic conditions and estimated disposal costs.

Impaired loans.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $7.8 million at December 31, 2018. Of this, $1.8 million had specific valuation allowances of $285,000, leaving a fair value of $1.5 million as of December 31, 2018. DNB did not have any impaired loans that were partially charged down that didn’t already have a specific reserve during the year ended December 31, 2018. The total fair value of impaired loans at December 31, 2018 was $1.5 million.

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

Other Real Estate Owned & other repossessed property  Other real estate owned (“OREO”) consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets are classified as OREO and other repossessed property are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. DNB had $5.1 million of such assets at December 31, 2018, which consisted of $4.9 million in OREO and $142,000 in other repossessed property. DNB had $5.0 million of such assets at December 31, 2017, which consisted of $4.8 million in OREO and $177,000 in other repossessed property. Subsequent to the repossession of these assets, DNB wrote down the carrying values of certain assets totaling $1.6 million by $355,000 to $1.2 million in OREO during the year ended December 31, 2018. DNB wrote down the carrying values of certain assets totaling $956,000 by $139,000 to $817,000 in OREO during the year ended December 31, 2017.

Below is management’s estimate of the fair value of all financial instruments, whether carried at cost or fair value on DNB’s consolidated balance sheet. The carrying amounts and estimated fair values of financial instruments at December 31, 2018 and December 31, 2017 are as follows:

	December 31, 2018
		Estimated
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$17,321	$17,321	$17,321	$-	$-
AFS investment securities	96,643	96,643	-	96,643	-
HTM investment securities	62,026	61,135	-	59,135	2,000
Restricted stock	5,616	5,616	-	5,616	-
Loans held for sale	419	429	-	-	429
Loans, net of allowance, including impaired	928,296	914,822	-	-	914,822
Accrued interest receivable	4,207	4,207	-	4,207	-
Financial liabilities
Deposits:
Non-interest-bearing	164,746	164,746	-	164,746	-
NOW, Money market, and Savings	549,073	549,073	-	549,073	-
Time	162,096	160,944	-	160,944	-
Brokered	108,651	97,250	-	97,250	-
Repurchase agreements	-	-	-	-	-
FHLBP advances	32,935	32,347	-	32,347	-
Junior subordinated debentures and other borrowings	9,279	10,285	-	10,285	-
Subordinated debt	9,750	9,505	-	9,505	-
Accrued interest payable	646	646	-	646	-
Off-balance sheet instruments	-	-	-	-	-

	December 31, 2017
		Estimated
	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$10,917	$10,917	$10,917	$-	$-
AFS investment securities	111,783	111,783	-	111,783	-
HTM investment securities	62,390	62,420	-	60,420	2,000
Restricted stock	7,641	7,641	-	7,641	-
Loans held for sale	651	657	-	-	657
Loans, net of allowance, including impaired	840,054	821,672	-	-	821,672
Accrued interest receivable	3,822	3,822	-	3,822	-
Financial liabilities
Deposits:
Non-interest-bearing	176,815	176,815	-	176,815	-
NOW, Money market, and Savings	502,086	502,086	-	502,086	-
Time	140,490	139,406	-	139,406	-
Brokered	41,812	42,304	-	42,304	-
Repurchase agreements	12,023	12,023	-	12,023	-
FHLBP advances	79,013	78,531	-	78,531	-
Junior subordinated debentures and other borrowings	9,279	9,373	-	9,373	-
Subordinated debt	9,750	9,577	-	9,577	-
Accrued interest payable	554	554	-	554	-
Off-balance sheet instruments	-	-	-	-	-

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

(11)  FEDERAL INCOME TAXES

Income tax expense was comprised of the following:

	Year Ended
	December 31
(Dollars in thousands)	2018	2017
Current tax expense:
Federal	$2,035	$3,121
State	8	6
Deferred income tax (benefit) expense:
Federal	247	2,329
Income tax expense	$2,290	$5,456

The effective income tax rates of 17.65% for 2018 and 40.71% for 2017 were different than the applicable statutory Federal income tax rate of 21% for 2018 and 34% for 2017. The reason for these differences follows:

	Year Ended
	December 31
(Dollars in thousands)	2018	2017
Federal income taxes at statutory rate	$2,725	$4,557
Decrease resulting from:
Tax-exempt interest and dividend preference	(258)	(469)
Rate change	-	1,846
Stock Options	(112)	(331)
Bank owned life insurance	(47)	(145)
Other, net decrease	(18)	(2)
Income tax expense	$2,290	$5,456

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented below:

	December 31
(Dollars in thousands)	2018	2017
Deferred tax assets:
Allowance for credit losses	$1,402	$1,227
Unrealized losses on securities	446	372
Unrealized loss on pension obligation	344	388
Capital loss disallowance	2	2
State net operating losses	960	739
Unvested stock awards	45	70
Deferred compensation (SERP)	506	435
Nonqualified stock options	-	11
Pension	8	24
Non-accrued interest	197	501
Provision for unfunded loans	83	73
OREO write-downs	76	38
Core deposit intangible	11	11
Accrued expenses	-	57
Purchase accounting loan general credit mark	451	584
Purchase accounting loan specific credit mark	30	51
Purchase accounting loan interest rate mark	68	84
Purchase accounting CD rate mark	23	60
Purchase accounting term FHLBP advances	17	34
Organization costs	5	10
Total gross deferred tax assets	4,674	4,771
Deferred tax liabilities:
Depreciation	(167)	(180)
Bank shares tax credit	(131)	(140)
Prepaid expenses	(219)	(173)
Mortgage servicing rights	(27)	(29)
Bad debt reserve	(67)	(117)
Purchase accounting core deposit intangible	(66)	(83)
Accrued expenses	(4)	-
Other reserves - reserve for unfunded	(4)	(6)
Purchase accounting deferred loan fees	(267)	(323)
Total gross deferred tax liabilities	(952)	(1,051)
Valuation allowance	(960)	(740)
Net deferred tax asset	$2,762	$2,980

As of December 31, 2018, DNB had no material unrecognized tax benefits or accrued interest and penalties. It is DNB’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense. Federal and state tax years 2015 through 2017 were open for examination as of December 31, 2018. The Company’s financial results reflect the income tax effects of the Tax Cuts and Jobs Act for which the accounting under ASC Topic 740 is complete. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The Act includes many provisions that will effect DNB’s income tax expenses, including reducing the corporate federal tax rate from 34% to 21% effective January 1, 2018. As a result of the rate reduction, DNB was required to re-measure, through income tax expense in the period of enactment, its deferred tax assets and liabilities using the enacted rate at which DNB expects them to be recovered or settled. The re-measurement of the net deferred tax asset resulted in additional income tax expense of $1.8 million.

DNB had net state operating loss carryovers with the Commonwealth of Pennsylvania of $11.4 million and $10.5 million at December 31, 2018 and 2017, respectively for which a full valuation allowance has been established. These carryovers will begin to expire in 2021.

(12)  EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the treasury stock method and reflects the potential dilution that could occur from the exercise of stock options and the amortized portion of unvested stock awards. Stock options and unvested stock awards for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. Treasury shares are not deemed outstanding for earnings per share calculations. There were no anti-dilutive stock options outstanding, and 9,200 anti-dilutive stock awards at December 31, 2018. There were no anti-dilutive stock options outstanding, and no anti-dilutive stock awards at December 31, 2017. The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31
(In thousands, except per share data)	2018			2017
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Net income available to common stockholders	$10,684	4,303	$2.48	$7,946	4,260	$1.87
Effect of potential dilutive common stock equivalents -
stock options and restricted shares	-	12	-	-	30	(0.02)
Diluted EPS
Income available to common stockholders after assumed
exercises	$10,684	4,315	$2.48	$7,946	4,290	$1.85

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

The following table summarizes the changes in the fair value of plan assets, changes in the projected benefit obligation (PBO), the funded status of both the accumulated benefit obligation (ABO) and the PBO, and the weighted-average assumptions used to determine benefit obligations for the pension plan at December 31, 2018 and 2017. Amounts recognized at December 31, 2018 and 2017 are reflected in other assets, and in accrued expenses and other liabilities on the Consolidated Statements of Financial Condition. The estimation of DNB’s PBO associated with these plans considers various actuarial assumptions for mortality rates and discount rates.

The following table sets forth the Plan’s funded status, as of the measurement dates of December 31, 2018 and 2017 and amounts recognized in DNB’s consolidated financial statements at December 31, 2018 and 2017:

	December 31
(Dollars in thousands)	2018	2017
Projected benefit obligation	$(6,133)	$(6,925)
Accumulated benefit obligation	(6,133)	(6,925)
Fair value of plan assets	4,457	4,960
Amounts recognized in the statement of financial condition consist of:
Other liabilities	$(1,676)	$(1,965)
Funded status	$(1,676)	$(1,965)
Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	$1,637	$1,849
Total	$1,637	$1,849

The amounts and changes in DNB’s pension benefit obligation and fair value of plan assets for the years ended December 31, 2018 and 2017 are as follows:

	Year ended December 31
(Dollars in thousands)	2018	2017
Change in benefit obligation
Benefit obligation at beginning of year	$6,925	$6,695
Interest cost	241	262
Actuarial (gain) loss	(567)	603
Benefits paid	(466)	(635)
Benefit obligation at end of year	$6,133	$6,925
Change in plan assets
Fair value of assets at beginning of year	$4,960	$4,887
Actual return on plan assets	(226)	575
Employer contribution	267	211
Benefits paid	(466)	(635)
Estimated expenses	(78)	(78)
Fair value of assets at end of year	$4,457	$4,960
The Plan’s assets are invested using an asset allocation strategy in units of certain equity, bond, real estate and money market funds. The following table summarizes the weighted average asset allocations as of the dates indicated:

	December 31
	2018	2017
Cash and cash equivalents	4.9%	3.3%
Equity securities	48.3	53.1
Fixed income securities	46.8	43.6
Total	100.0%	100.0%

Equity securities consist mainly of equity common trust funds and mutual funds. Fixed income securities consist mainly of fixed income common trust funds. Pension plan assets are invested with a moderate growth objective, with target asset allocations of approximately 50 - 60% bonds and cash and approximately 40 - 50% in stocks. As of December 31, 2018, the plan held 51.7% of its assets in bonds and cash.

Net periodic pension costs for the years indicated include the following components:

	Year Ended December 31
(Dollars in thousands)	2018	2017
Service cost	$80	$65
Interest cost	241	262
Expected return on plan assets	(267)	(257)
Recognized net actuarial loss*	136	133
Recognized actuarial loss due to settlements	-	106
Net periodic cost	$190	$309
Assumptions used:
Discount rate:
Obligation	4.22%	3.61%
Expense	3.61	4.09
Rate of increase in compensation level	N/A	N/A
Expected long-term rate of return on assets	5.50	5.50
*Amounts are included in "Salaries and employee benefits" in the consolidated statements of income.

In selecting the expected long-term rate of return on assets used for the Plan, DNB considered the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of the Plan.  This included considering the asset allocation and the expected returns likely to be earned over the life of the plan.  This basis is consistent with the prior year.  The discount rate is the rate used to determine the present value of DNB’s future benefit obligations for its pension. The projected benefit obligation at December 31, 2018 and 2017 was determined using a variation of the RP-2014 mortality tables published by the Society of Actuaries.

DNB anticipates making contributions to the plan totaling $305,000 in 2019. DNB’s estimated future benefit payments are as follows:

(Dollars in thousands)	Period	Benefits
	2019	$515
	2020	1,008
	2021	876
	2022	246
	2023	457
	2024-2028	1,726

The estimated components of net periodic benefit cost and other amounts recognized in other comprehensive income during the 2019 fiscal year are as follows:

(Dollars in thousands)
Service cost	$82
Interest cost	248
Expected return on plan assets	(239)
Amortization of net loss	126
Estimated 2019 net periodic benefit cost	$217

The fair value of DNB’s pension plan assets by asset category are as follows:

	December 31, 2018
				Assets at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Mutual fund - equity:
US equities	$987	$-	$-	$987
International equities	1,040	-	-	1,040
Real estate	126	-	-	126
Mutual funds - fixed income:
Domestic fixed income	2,086	-	-	2,086
US corporate bonds, notes and cash:
Cash	218	-	-	218
Total assets measured at fair value on a recurring basis	$4,457	$-	$-	$4,457

	December 31, 2017
				Assets at
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Mutual fund - equity:
US equities	$1,227	$-	$-	$1,227
International equities	1,273	-	-	1,273
Real estate	133	-	-	133
Mutual funds - fixed income:
Domestic fixed income	2,163	-	-	2,163
US corporate bonds, notes and cash:
Cash	164	-	-	164
Total assets measured at fair value on a recurring basis	$4,960	$-	$-	$4,960

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

In July 2008, DNB commenced making monthly payments of $3,658 to the Executive. The remaining liability under the plan was $737,000 and $738,000 as of December 31, 2018 and 2017, respectively. The annual expense for the same respective periods was $58,000 and $57,000.

Supplemental Executive Retirement Plan for Chairman and Chief Executive Officer (William S. Latoff passed away on January 11, 2016)  DNB has an unfunded Supplemental Executive Retirement Plan (also known as a SERP) for its former Chairman and Chief Executive Officer, William S. Latoff. The purpose of the SERP was to provide Mr. Latoff a pension supplement beginning at age 70 to compensate him for the loss of retirement plan funding opportunities from his other business interests because of his commitments to DNB as Chairman and CEO. The liability based on the contract, which is included in “Other liabilities” on the statement of financial condition, is $1.3 million at December 31, 2018. This amount will be paid out in 2019.

Supplemental Executive Retirement Plan for President & Chief Executive Officer and Chief Financial Officer  DNB has an unfunded Supplemental Executive Retirement Plan (also known as a SERP) for William J. Hieb, DNB's President and Chief Executive Officer, and Gerald F. Sopp, DNB's Executive Vice President, Chief Financial Officer and Corporate Secretary (each, a "SERP," and collectively, the "SERPs").  The SERPs contain identical terms. Accordingly, each of Mr. Hieb and Mr. Sopp shall be referred to as the "Executive" below. Pursuant to the SERP, in the event that the Executive remains continuously employed by DNB until his 67th birthday, DNB shall pay to him a monthly retirement benefit for 180 months commencing on the first day of the first month following his 67th birthday. The monthly retirement benefit will be 2.5% of the average of the sum of the Executive's base salary and cash bonuses paid to him during the three calendar years ending immediately prior to his 67th birthday, except that the base salary for any year shall never be less than the base salary in effect on October 25, 2017. DNB’s liability to Mr. Hieb’s and Mr. Sopp’s SERP was $228,000 and $183,000, respectively at December 31, 2018, compared to $39,000 and $32,000, respectively at December 31, 2017.

401(k) Retirement Savings Plan The Bank has adopted a retirement savings 401(k) plan. Participants are permitted to authorize pre-tax savings contributions to a separate trust established under the 401(k) plan, subject to limitations on deductibility of contributions imposed by the Internal Revenue Code. The plan allows after-tax contributions to be made as well. The contributions are subject to the same limitations. Management evaluates discretionary matching contributions each quarter based upon DNB’s financial performance. DNB made no matching contributions to the 401(k) plan in 2018 and 2017.

Profit Sharing Plan  The Bank maintains a Profit Sharing Plan for eligible employees. The plan provides that the Bank make contributions equal to 3% of the eligible participant’s W-2 wages. DNB’s related expense associated with the Profit Sharing Plan was $392,000 and $376,000 in 2018 and 2017, respectively.

Stock Option Plan  DNB has a Stock Option Plan for employees and directors. Under the plan, options (both qualified and non-qualified) to purchase a maximum of 793,368 (as adjusted for subsequent stock dividends) shares of DNB’s common stock could be issued to employees and directors.

Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years. Vesting of options under the plan is determined by the Plan Committee. There were 354,090 shares available for grant at December 31, 2018 and 2017. All options currently outstanding are immediately exercisable. DNB fully recorded all stock option expense by the end of 2014. DNB had no stock option expense in 2018 or 2017.

The award agreement provides that, upon issuance of the plan shares, the grantee may elect to pay federal withholding taxes on the award in cash or by electing to apply some of the awarded shares at their fair market value, or both. Under the Stock Option Plan, 16,450 shares were exercised in 2018. The shares awarded from the non-qualified cashless exercises resulted in an increase in shares outstanding of 7,798. There was a cash equivalent of 8,652 shares used to pay all applicable taxes on the transactions. Under the Stock Option Plan, 33,250 shares were exercised in 2017. The shares awarded from the non-qualified cashless exercises resulted in an increase in shares outstanding of 14,748. There was a cash equivalent of 18,502 shares used to pay all applicable taxes on the transactions. Stock option activity is indicated in the following table:

	Number	Weighted Average
	Outstanding	Exercise Price
Outstanding January 1, 2017	49,700	$9.18
Issued	-	-
Exercised	(33,250)	8.63
Forfeited	-	-
Expired	-	-
Outstanding December 31, 2017	16,450	$10.31
Issued	-	-
Exercised	(16,450)	10.31
Forfeited	-	-
Expired	-	-
Outstanding December 31, 2018	-	$-

The weighted‑average price and weighted average remaining contractual life for the outstanding options are listed below for the dates indicated.

December 31, 2017
Range of			Weighted Average
Exercise	Number	Number	Exercise	Remaining	Intrinsic
Prices	Outstanding	Exercisable	Price	Contractual Life	Value
$6.93-10.99	16,450	16,450	$10.31	0.95 years	$385,000

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

For the twelve‑month periods ended December 31, 2018 and 2017, $315,000 and $559,000 was amortized to expense.

DNB issued 3,000 restricted stock awards during the first quarter of 2016 that required the award recipient to hold the shares for one additional year after vesting. These awards cliff vest in three years. For these shares, DNB adopted the Chaffe Model to measure the fair value by applying a 9.1% discount due to the lack of marketability when these transactions took place. The input assumptions used and resulting fair values were an expected life of 5 years, volatility of 19.37%, annual rate of quarterly dividends of 1.01%, and bond equivalent yield of 1.742%. DNB did not use the Chaffe Model on restricted stock awards issued during the years ended December 31, 2018 and 2017.

During the year ended December 31, 2018, DNB had $112,000 of tax benefits for stock option exercises and restricted stock vesting. In accordance with ASU 2016-09, forfeitures are recognized as they occur instead of applying an estimated forfeiture rate to each grant. For purposes of the determination of stock-based compensation expense for the year ended December 31, 2018, we recognized actual forfeitures of 5,595 shares of restricted stock awards that were granted to officers and other employees.

At December 31, 2018, approximately $294,000 in additional compensation will be recognized over the weighted average remaining service period of approximately 1.48 years. At December 31, 2018, 309,504 shares were reserved for future grants under the plan. There were 17,695 restricted shares that vested in 2018. The shares awarded from the cashless exercises resulted in an increase in shares outstanding of 11,135. There was a cash equivalent of 6,560 shares used to pay all applicable taxes on the transactions. There were 24,915 restricted shares that vested in 2017. The shares awarded from the cashless exercises resulted in an increase in shares outstanding of 13,839. There was a cash equivalent of 11,076 shares used to pay all applicable taxes on these transactions. Stock grant activity is indicated in the following table.

		Weighted Average
	Shares	Stock Price
Non-vested stock awards - January 1, 2017	55,775	$25.63
Granted	500	34.00
Forfeited	(230)	22.92
Vested	(24,915)	24.69
Non-vested stock awards - December 31, 2017	31,130	$26.53
Granted	10,750	33.98
Forfeited	(5,595)	29.00
Vested	(17,695)	25.67
Non-vested stock awards - December 31, 2018	18,590	$30.90

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

DNB had outstanding stand-by letters of credit totaling $2.3 million and unfunded loan and lines of credit commitments totaling $190.8 million at December 31, 2018, of which, $166.2 million were variable rate and $24.6 million were fixed rate. The amount of reserve for unfunded loan commitments at December 31, 2018 was $395,000. DNB had outstanding stand-by letters of credit totaling $4.6 million and unfunded loan and lines of credit commitments totaling $176.6 million at December 31, 2017, of which, $164.9 million were variable rate and $11.6 million were fixed rate. The amount of reserve for unfunded loan commitments at December 31, 2016 was $348,000.

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

DNB maintains borrowing arrangements with correspondent banks and the FHLBP, as well as access to the discount window at the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB has available credit of approximately $568.6 million.

Assets held by DNB First Wealth Management in a fiduciary, custody or agency capacity at December 31, 2018 totaled $253.3 million. These assets are not assets of DNB, and are not included in the consolidated financial statements.

DNB is a party to a number of lawsuits arising in the ordinary course of business. While any litigation causes an element of uncertainty, management is of the opinion that the liability, if any, resulting from the actions, will not have a material effect on the accompanying financial statements.

(15)  PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of DNB Financial Corporation follows:

Condensed Statements of Financial Condition	December 31
(Dollars in thousands)	2018	2017
Assets
Cash	$229	$114
Investment in subsidiary	130,333	120,530
Other assets	473	457
Total assets	$131,035	$121,101
Liabilities and Stockholders’ Equity
Liabilities
Junior subordinated debentures	$9,279	$9,279
Subordinated debt	9,750	9,750
Other liabilities	160	130
Total liabilities	19,189	19,159
Stockholders’ equity	111,846	101,942
Total liabilities and stockholders’ equity	$131,035	$121,101

	Year Ended
Condensed Statements of Income	December 31
(Dollars in thousands)	2018	2017
Income:
Equity in undistributed income of subsidiary	$9,913	$8,496
Dividends from subsidiary	1,650	250
Total income	11,563	8,746
Expense:
Interest expense	879	800
Total expense	879	800
Net income	$10,684	$7,946

right

	Year Ended
Condensed Statements of Comprehensive Income	December 31
(Dollars in thousands)	2018	2017
Net income	$10,684	$7,946
Other Comprehensive Income (Loss):
Unrealized holding losses on AFS investment securities arising during the period
Before tax amount	(350)	(117)
Tax effect	73	40
	(277)	(77)
Accretion of discount on AFS to HTM reclassification
Before tax amount(1)	-	8
Tax effect(2)	-	(3)
	-	5
Less reclassification for gains on sales of AFS investment securities included in net income
Before tax amount(3)	-	(9)
Tax effect(2)	-	3
	-	(6)
Other comprehensive income (loss) - securities	(277)	(78)
Unrealized actuarial gains (losses) - pension
Before tax amount	212	(57)
Tax effect	(45)	19
	167	(38)
Total other comprehensive loss	(110)	(116)
Total comprehensive income	$10,574	$7,830
(1) Amounts are included in "Interest and dividends on investment securities" in the consolidated statements of income.
(2) Amounts are included in "Income tax expense" in the consolidated statements of income.
(3) Amounts are included in "Gains on sale of investment securities, net" in the consolidated statements of income.

Condensed Statements of Cash Flows	Year Ended December 31
(Dollars in thousands)	2018	2017
Cash Flows From Operating Activities:
Net income	$10,684	$7,946
Adjustments to reconcile net income to net cash used in
operating activities:
Equity in income of subsidiary and dividends	(11,563)	(8,746)
Stock based compensation	315	559
Non-cash funding of retirement plans	584	542
Dividends to holding company	1,650	250
Net change in other liabilities	30	11
Net change in other assets	(16)	27
Net Cash Provided by Operating Activities	1,684	589
Cash Flows From Financing Activities:
Taxes on exercise of stock options	(365)	(635)
Dividends paid	(1,204)	(1,194)
Net Cash Used in Financing Activities	(1,569)	(1,829)
Net Change in Cash and Cash Equivalents	115	(1,240)
Cash and cash equivalents at Beginning of Period	114	1,354
Cash and cash equivalents at End of Period	$229	$114

(16)  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	2018				2017
(Dollars in thousands, except share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
RESULTS OF OPERATIONS
Interest income	$10,913	$11,289	$11,635	$12,338	$10,494	$10,661	$10,989	$11,241
Interest expense	1,886	2,221	2,484	2,780	1,262	1,382	1,483	1,593
Net interest income	9,027	9,068	9,151	9,558	9,232	9,279	9,506	9,648
Provision for credit losses	375	375	100	350	325	585	375	375
Non-interest income	1,273	1,332	1,371	1,269	1,306	1,422	1,271	1,419
Non-interest expense	6,730	7,540	6,773	6,832	6,745	7,084	6,990	7,202
Income before income taxes	3,195	2,485	3,649	3,645	3,468	3,032	3,412	3,490
Income tax expense	582	436	629	643	1,027	746	1,001	2,682
Net income	$2,613	$2,049	$3,020	$3,002	$2,441	$2,286	$2,411	$808

PER SHARE DATA
Basic earnings*	$0.61	$0.48	$0.70	$0.70	$0.57	$0.54	$0.57	$0.19
Diluted earnings*	0.61	0.47	0.70	0.69	0.57	0.53	0.56	0.19
Cash dividends	0.07	0.07	0.07	0.07	0.07	0.07	0.07	0.07

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

In July of 2013, the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements that were fully phased in on a global basis on January 1, 2019. The new regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks such as DNB First, National Association, a common equity Tier 1 capital ratio 4.5% became effective on January 1, 2015. The new capital rules also increased the current minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. In addition, in order to make capital distributions and pay discretionary bonuses to executive officers without restriction, an institution must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer to be phased in by 0.625% per year from January 1, 2016 until January 1, 2019. The new rules also increase the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development and construction loans and more than 90-day past due exposures. The new capital rules maintain the general structure of the prompt corrective action rules, but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 RWA requirement into the prompt corrective action framework.

The Bank remains well capitalized under the implementation of Basel III, which was effective January 1, 2015. In assessing a bank’s capital adequacy, regulators also consider other factors such as interest rate risk exposure; liquidity, funding and market risks; quality and level of earnings; concentrations of credit, quality of loans and investments; risks of any nontraditional activities; effectiveness of bank policies; and management’s overall ability to monitor and control risks.

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

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes*		Action Provisions*
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation
December 31, 2018:
Total risk-based capital	$124,769	13.61%	$73,538	8.00%	N/A	N/A
Common equity tier 1 capital	98,949	10.79	41,365	4.50	N/A	N/A
Tier 1 risk-based capital	107,949	11.77	55,153	6.00	N/A	N/A
Tier 1 (leverage) capital	107,949	9.48	45,557	4.00	N/A	N/A
December 31, 2017:
Total risk-based capital	$113,400	13.73%	$66,083	8.00%	N/A	N/A
Common equity tier 1 capital	88,459	10.71	37,172	4.50	N/A	N/A
Tier 1 risk-based capital	97,459	11.80	49,562	6.00	N/A	N/A
Tier 1 (leverage) capital	97,459	9.19	42,426	4.00	N/A	N/A
DNB First, N.A.
December 31, 2018:
Total risk-based capital	$123,239	13.46%	$73,399	8.00%	$91,748	10.00%
Common equity tier 1 capital	116,169	12.69	41,287	4.50	59,636	6.50
Tier 1 risk-based capital	116,169	12.69	55,049	6.00	73,399	8.00
Tier 1 (leverage) capital	116,169	10.21	45,503	4.00	56,879	5.00
December 31, 2017:
Total risk-based capital	$112,050	13.59%	$65,953	8.00%	$82,441	10.00%
Common equity tier 1 capital	105,859	12.84	37,098	4.50	53,587	6.50
Tier 1 risk-based capital	105,859	12.84	49,465	6.00	65,953	8.00
Tier 1 (leverage) capital	105,859	9.99	42,378	4.00	52,972	5.00

*Does not include capital conservation buffer of 1.250% for 2017 and 1.875% for 2018.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

DNB Financial Corporation

Downingtown, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition for DNB Financial Corporation and its subsidiaries (the “Corporation”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 14, 2019 expressed an unqualified opinion thereon.

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

March 14, 2019

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

•	Evaluation of Disclosure Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, William J. Hieb, and Chief Financial Officer, Gerald F. Sopp, of the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of December 31, 2018 are effective.

•	Changes in Internal Control over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

•	Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of Sarbanes-Oxley, the following is a report of management’s assessment of the design and effectiveness of our internal controls for the fiscal year ended December 31, 2018, and a report from our independent registered public accounting firm attesting to the effectiveness of our internal controls:

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

The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, assessed the Corporation’s system of internal control over financial reporting as of December 31, 2018, in relation to the criteria for effective control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, Management concludes that, as of December 31, 2018, the Corporation’s system of internal control over financial reporting is effective.

BDO USA, LLP, which is the independent registered public accounting firm that audited the financial statements for the year ended December 31, 2018 in this Annual Report on Form 10-K, has issued an attestation report on the Corporation’s internal control over financial reporting, which can be found under the heading “Report of Independent Registered Public Accounting Firm”, and is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

DNB Financial Corporation

Downingtown, Pennsylvania

Opinion on Internal Control over Financial Reporting

We have audited DNB Financial Corporation and its subsidiaries (the “Corporation’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of financial condition of the Corporation as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes and our report dated March 14, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 14, 2019

Item 9B.  Other Information

None

Part III

Item 10.  Directors and Executive Officers of the Registrant

The information required for Item 10 is incorporated by reference to the sections titles “Information About our Directors,” “Corporate Governance,” “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2019 Proxy Statement.

Item 11.  Executive Compensation

The information required for Item 11 is incorporated by reference to the sections titled “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation,” and “Benefits & Compensation Committee Report” in the 2019 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)Information Regarding Equity Compensation Plans

The following table summarizes certain information relating to equity compensation plans maintained by DNB as of December 31, 2018:

			Number of securities
			remaining available
	Number of securities		for future issuance
	to be issued	Weighted-	under equity
	upon exercise of	average price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in first column)
Equity compensation plans approved by security holders:
1995 Stock Option Plan	-	$-	354,090
2004 Incentive Equity and Deferred Compensation Plan	18,590	30.90	309,504
Equity compensation plans not approved by security holders	-	-	-
Total	18,590	$30.90	663,594

(b)The balance of the information required is incorporated by reference to the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2019 Proxy Statement.

Item 13.  Certain Relationships and Related Party Transactions and Director Independence

The information required for Item 13 is incorporated by reference to the sections titled “Transactions with Related Persons” and “Corporate Governance – Director Independence” in the 2019 Proxy Statement.

Item 14.  Principal Accountant Fees and Services

The information required for Item 14 is incorporated by reference to the section titled “Independent Registered Public Accounting Firm Fees” in the 2019 Proxy Statement.

Part IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements.

The consolidated financial statements listed below, the report thereon, and the notes thereto, are set forth in this report under Item 8, “Financial Statements and Supplementary Data.”

Page
Report of Independent Registered Public Accounting Firm, Opinion on Consolidated Financial Statements	91
Report of Independent Registered Public Accounting Firm, Opinion on Internal Control over Financial Reporting	93
Consolidated Statements of Financial Condition	47
Consolidated Statements of Income	48
Consolidated Statements of Comprehensive Income	49
Consolidated Statements of Change in Stockholders’ Equity	50
Consolidated Statements of Cash Flows	51
Notes to Consolidated Financial Statements	52

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
March 14, 2019
	BY:	/s/ William J. Hieb William J. Hieb, Chief Executive Officer, President and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James H. Thornton James H. Thornton, Chairman of the Board	March 14, 2019
/s/ William J. Hieb William J. Hieb, Chief Executive Officer, President and Director (Principal Executive Officer)	March 14, 2019

/s/ Gerald F. Sopp Gerald F. Sopp, Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 14, 2019

/s/ John F. McGill, Jr. John F. McGill, Jr., Vice Chairman of the Board	March 14, 2019
/s/ Peter R. Barsz Peter R. Barsz, Director	March 14, 2019

/s/ James R. Biery James R. Biery, Director	March 14, 2019

/s/ Thomas A. Fillippo Thomas A. Fillippo, Director	March 14, 2019

/s/ Gerard F. Griesser Gerard F. Griesser, Director	March 14, 2019

/s/ Mildred C. Joyner Mildred C. Joyner, Director	March 14, 2019

/s/ Mary D. Latoff Mary D. Latoff, Director	March 14, 2019

/s/ Charles A. Murray Charles A. Murray, Director	March 14, 2019

/s/ G. Daniel O’Donnell G. Daniel O’Donnell, Director	March 14, 2019

Index to Exhibits

Exhibit No. Under Item 601 of Regulation S-K
2	(i)

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

	(y)*	Amendment to Change of Control Agreement for William J. Hieb, filed as Exhibit 10.1 to Form 8-K on November 17, 2017 and incorporated herein by reference.
	(z)**	Amendment to Restricted Stock Award Agreements for William J. Hieb, filed as Exhibit 10.2 to Form 8-K on November 17, 2017 and incorporated herein by reference.
	(aa)*	Amendment to Change of Control Agreement for Gerald F. Sopp, filed as Exhibit 10.3 to Form 8-K on November 17, 2017 and incorporated herein by reference.
	(bb)**	Amendment to Restricted Stock Award Agreements for Gerald F. Sopp, filed as Exhibit 10.4 to Form 8-K on November 17, 2017 and incorporated herein by reference.
	(cc)*	DNB Financial Corporation Supplemental Executive Retirement Plan for William J. Hieb, filed as Exhibit 99.1 to Form 8-K on October 30, 2017 and incorporated herein by reference.
	(dd)*	DNB Financial Corporation Supplemental Executive Retirement Plan for Gerald F. Sopp, filed as Exhibit 99.2 to Form 8-K on October 30, 2017 and incorporated herein by reference.

10		Change of Control Agreement among DNB Financial Corporation, DNB First, N.A. and James A. Malloy, filed herewith.

14	Code of Ethics as amended and restated effective October 25, 2017, filed March 15, 2018 as Exhibit 14 to Form 10-K for the fiscal year ended December 31, 2017 and incorporated herein by reference.
21	List of Subsidiaries, filed herewith.
23	Consent of BDO USA, LLP, filed herewith.

31.1	Rule 13a-14(a)/15d-14 (a) Certification of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a)/15d-14 (a) Certification of Chief Financial Officer, filed herewith.
32.1	Section 1350 Certification of Chief Executive Officer, filed herewith.
32.2	Section 1350 Certification of Chief Financial Officer, filed herewith.

101.INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*Management contract or compensatory plan arrangement.

**Stockholder approved compensatory plan pursuant to which DNB’s Common Stock may be issued to employees of DNB