Form 10-Q
period 2019-03-31
DNB FINANCIAL CORP /PA/
filed 2019-05-06
CIK 713671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: March 31, 2019

or

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

(610) 269-1040

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock ($1.00 Par Value)	DNBF	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 Par Value) (Class)	4,331,121 (Shares Outstanding as of May 6, 2019)

DNB FINANCIAL CORPORATION AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

DNB Financial Corporation and Subsidiary

Consolidated Statements of Financial Condition (Unaudited)

	March 31,	December 31,
(Dollars in thousands, except share and per share data)	2019	2018
Assets
Cash and due from banks	$34,893	$17,321
Cash and cash equivalents	34,893	17,321
Available-for-sale investment securities at fair value (amortized cost of $88,434 and $98,765)	87,122	96,643
Held-to-maturity investment securities (fair value of $60,906 and $61,135)	61,000	62,026
Total investment securities	148,122	158,669
Loans held for sale	449	419
Loans	933,697	934,971
Allowance for credit losses	(6,719)	(6,675)
Net loans	926,978	928,296
Restricted stock	6,389	5,616
Office property and equipment, net	7,360	7,636
Operating lease right-of-use asset	3,976	-
Accrued interest receivable	4,396	4,207
Other real estate owned & other repossessed property	3,466	5,051
Bank owned life insurance (BOLI)	9,582	9,530
Core deposit intangible	322	343
Goodwill	15,525	15,525
Net deferred taxes	2,407	2,762
Other assets	2,829	2,860
Total assets	$1,166,694	$1,158,235
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$166,806	$164,746
Interest-bearing deposits:
NOW	233,077	236,071
Money market	231,524	235,023
Savings	78,748	77,979
Time	162,939	162,096
Brokered deposits	107,163	108,651
Total deposits	980,257	984,566
Federal Home Loan Bank of Pittsburgh (FHLBP) advances	41,918	32,935
Junior subordinated debentures	9,279	9,279
Subordinated debt	9,750	9,750
Other borrowings	289	3,305
Total borrowings	61,236	55,269
Accrued interest payable	699	646
Other liabilities	5,158	5,908
Operating lease liability	4,358	-
Total liabilities	1,051,708	1,046,389
Stockholders’ Equity
Common stock, $1.00 par value;
20,000,000 shares authorized; 4,381,872 and 4,381,872 issued, respectively; 4,327,415 and 4,321,745 outstanding, respectively	4,382	4,391
Treasury stock, at cost; 54,457 and 60,127 shares, respectively	(1,027)	(1,130)
Surplus	69,454	69,333
Retained earnings	44,507	42,223
Accumulated other comprehensive loss	(2,330)	(2,971)
Total stockholders’ equity	114,986	111,846
Total liabilities and stockholders’ equity	$1,166,694	$1,158,235

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except share and per share data)	2019	2018
Interest Income:
Interest and fees on loans	$11,290	$9,882
Interest and dividends on investment securities:
Taxable	811	793
Exempt from federal taxes	216	217
Interest on cash and cash equivalents	43	21
Total interest and dividend income	12,360	10,913
Interest Expense:
Interest on NOW, money market and savings	1,051	830
Interest on time deposits	828	325
Interest on brokered deposits	611	199
Interest on FHLB advances	225	301
Interest on repurchase agreements	-	6
Interest on junior subordinated debentures	127	105
Interest on subordinated debt	104	104
Interest on other borrowings	16	16
Total interest expense	2,962	1,886
Net interest income	9,398	9,027
Provision for credit losses	200	375
Net interest income after provision for credit losses	9,198	8,652
Non-interest Income:
Service charges	291	313
Wealth management	445	435
Mortgage banking	74	61
Increase in cash surrender value of BOLI	52	52
Gain on sale of investment securities, net	3	-
Other fees	409	412
Total non-interest income	1,274	1,273
Non-interest Expense:
Salaries and employee benefits	3,853	3,772
Furniture and equipment	541	489
Occupancy	725	697
Professional and consulting	577	403
Advertising and marketing	195	182
FDIC insurance	114	118
PA shares tax	260	242
Telecommunications	88	81
Loss on sale or write down of OREO, net	113	-
Other expenses	812	746
Total non-interest expense	7,278	6,730
Income before income tax expense	3,194	3,195
Income tax expense	607	582
Net income	$2,587	$2,613
Earnings per common share:
Basic	$0.60	$0.61
Diluted	$0.60	$0.61
Cash dividends per common share	$0.07	$0.07
Weighted average common shares outstanding:
Basic	4,327,226	4,290,971
Diluted	4,329,991	4,308,847

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Net income	$2,587	$2,613
Other Comprehensive Income (Loss):
Unrealized holding gains (losses) arising during the period
Before tax amount	810	(1,014)
Tax effect	(169)	213
Total other comprehensive income (loss)	641	(801)
Total comprehensive income	$3,228	$1,812

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

					Accumulated
					Other
	Common	Treasury		Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at January 1, 2019	$4,391	$(1,130)	$69,333	$42,223	$(2,971)	$111,846
Net income for three months ended March 31, 2019	-	-	-	2,587	-	2,587
Other comprehensive income	-	-	-	-	641	641
Restricted stock compensation expense	(9)	-	70	-	-	61
Cash dividends - common ($0.07 per share)	-	-	-	(303)	-	(303)
Non-cash funding of 401(k) (3,931 shares)	-	72	35	-	-	107
Non-cash funding of deferred comp. plan (1,739 shares)	-	31	16	-	-	47
Balance at March 31, 2019	$4,382	$(1,027)	$69,454	$44,507	$(2,330)	$114,986

					Accumulated
					Other
	Common	Treasury		Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at January 1, 2018	$4,379	$(1,429)	$69,110	$32,272	$(2,390)	$101,942
Net income for three months ended March 31, 2018	-	-	-	2,613	-	2,613
Other comprehensive loss	-	-	-	-	(801)	(801)
Restricted stock compensation expense (896 shares vested)	4	-	92	-	-	96
Exercise of stock options (966 shares)	1	-	(1)	-	-	-
Shares withheld for employee taxes on stock option exercise and share award vest	(1)	-	(36)	-	-	(37)
Cash dividends - common ($0.07 per share)	-	-	-	(300)	-	(300)
Non-cash funding of 401(k) (3,230 shares)	-	58	50	-	-	108
Non-cash funding of deferred comp. plan (1,480 shares)	-	26	23	-	-	49
Adoption impact - ASU 2018-02	-	-	-	471	(471)	-
Balance at March 31, 2018	$4,383	$(1,345)	$69,238	$34,585	$(3,191)	$103,670

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Cash Flows From Operating Activities:
Net income	$2,587	$2,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	350	384
Provision for credit losses	200	375
Stock based compensation	61	96
Non-cash funding of retirement plans	154	157
Net gain on sale of securities	(3)	-
Net loss on sale or write down of OREO and other repossessed property	113	-
Earnings from investment in BOLI	(52)	(52)
Deferred tax expense	185	214
Proceeds from sales of mortgage loans	3,632	3,408
Mortgage loans originated for sale	(3,588)	(3,342)
Gain on sale of mortgage loans	(74)	(61)
Increase in accrued interest receivable	(189)	(160)
Decrease (increase) in other assets	31	(271)
Increase (decrease) in accrued interest payable	53	(60)
(Decrease) increase in other liabilities	(750)	577
Amortization of operating lease right-of-use asset	566	-
Accretion of operating lease liability	(184)	-
Net Cash Provided by Operating Activities	3,092	3,878
Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Maturities, repayments and calls	21,617	1,803
Purchases	(11,346)	-
Activity in held-to-maturity securities:
Maturities, repayments and calls	1,063	199
Net (increase) decrease in restricted stock	(773)	278
Net decrease (increase) in loans	614	(18,535)
Purchases of property and equipment	(26)	(28)
Purchase of third party ownership in OREO	(165)	-
Proceeds from sale of OREO and other repossessed property	2,141	33
Net Cash Provided By (Used In) Investing Activities	13,125	(16,250)
Cash Flows From Financing Activities:
Net (decrease) increase in deposits	(4,309)	30,583
Repayment of FHLBP advances	(56,017)	(71,020)
Funding of FHLBP advances	65,000	60,000
Net decrease in repurchase agreements	-	(1,306)
Decrease in other borrowings	(3,016)	(2,387)
Dividends paid	(303)	(300)
Payment of employee taxes on stock option exercise and share award vest	-	(37)
Net Cash Provided by Financing Activities	1,355	15,533
Net Change in Cash and Cash Equivalents	17,572	3,161
Cash and Cash Equivalents at Beginning of Period	17,321	10,917
Cash and Cash Equivalents at End of Period	$34,893	$14,078
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,909	$1,946
Supplemental Disclosure of Non-cash Flow Information:
Transfers from loans to real estate owned and other repossessed property	504	14

See accompanying notes to unaudited consolidated financial statements.

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, DNB First, National Association (the "Bank") have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior amounts not affecting net income are reclassified when necessary to conform to current period classifications. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results which may be expected for the entire year.  The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2018.

Subsequent Events-- Management has evaluated events and transactions occurring subsequent to March 31, 2019 for items that should potentially be recognized or disclosed in these Consolidated Financial Statements. The evaluation was conducted through the date these financial statements were issued.

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

DNB adopted the new standards discussed above effective January 1, 2018 using the modified retrospective approach. A significant majority of DNB’s revenues are explicitly excluded from the scope of the new guidance including interest, dividend income, BOLI, gain/loss on sale of loans and investments on the Consolidated Statements of Income. The adoption of ASU 2014-09 did not require a cumulative adjustment to the opening balance of retained earnings as of January 1, 2018 and did not have a material impact on DNB’s Consolidated Statements of Financial Condition, Comprehensive Income, Stockholders’ Equity or Cash Flows for the year ended December 31, 2018. Non-interest income components in the scope of Topic 606 continue to be recognized when DNB’s performance obligations are complete or at the time of sale after a customer’s transaction posts in the account. Disclosures required for DNB’s revenue streams in the scope of ASU 2014-09 are included in Non-Interest Income in the following table.

Non-interest Income Non-interest income includes revenue from contracts with customers in the scope of ASU 2014-09 as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Non-interest Income:
Service charges:
Non-sufficient funds charges	$133	$159
Business analysis charges	46	41
Cycle charges	20	23
Lockbox fees	47	44
Stop payment fees	4	4
Wire transfer fees	22	21
Other service charges	19	21
Total service charges	291	313
Wealth management:
DNB Investments & Insurance	76	89
DNB First Investment Management & Trust	369	346
Total wealth management	445	435
Other fee income:
Cardholder interchange fees	253	245
Safe deposit box	23	24
Check printing	24	23
Merchant card processing	42	48
ATM surcharges for non-DNB customers	15	17
Other fee income	14	14
Total other fee income	371	371
Total Revenue from contracts with customers	1,107	1,119
Total Revenue not within the scope of ASC 606	167	154
Total non-interest income	$1,274	$1,273

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

Through a third-party marketing agreement with Cetera Investment Services, LLC (“Cetera”), DNB Investment & Insurance offers a complete line of investment and insurance products. DNB’s performance obligation as an agent is to arrange for the sale of products by Cetera. Monthly, DNB recognizes commission fees in the amounts to which it is entitled in accordance with the terms of the marketing agreement for products sold. Shortly after a sale, the product provider remits the commission payment through Cetera to the Company, and the Company recognizes the revenue. DNB records revenue net of the cost of the services.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. In particular, the guidance revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The guidance also amends certain disclosure requirements associated with fair value of financial instruments. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. As of March 31, 2019, DNB did not hold any equity investments (excluding restricted investments in bank stocks).  DNB does not expect to make significant purchases of equity investments; therefore, the adoption of this ASU is not expected to be material to DNB's consolidated financial statements. Adoption of the standard on January 1, 2018 also resulted in the use of an exit price rather than an entrance price to determine the fair value of loans not measured at fair value on a non-recurring basis in the consolidated balance sheets.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. DNB has determined that upon the adoption of ASU 2016-02 is required to recognize a right-of-use asset and a corresponding liability based on the then present value of such obligation. The adoption of ASU 2016-02 resulted in the recognition of operating lease liabilities of $4.4 million and right-of-use asset of $4.0 million. The adoption of the new standard did not have a material impact on its Consolidated Statements of Income. Update 2018-11 - Leases (topic 842): Targeted Improvements provided an additional/optional transition method to adopt the new leases standard. Prior to this ASU issuance, a modified retrospective transition approach was required. The adoption of this ASU does not materially impact our Consolidated Statement of Financial Condition and Consolidated Statements of Changes in Stockholders’ Equity. Update 2018-20 - Leases (topic 842): Narrow-Scope Improvements for Lessors was released to better clarify the treatment of sales taxes and other similar taxes related to Lessor and Lessees costs and payments. The amendments in this update permit lessors, as an accounting policy election, to not evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs. Instead, those lessors will account for those costs as if they are lessee costs. Also, certain lessor costs require lessors to exclude from variable payments, and therefore revenue, lessor costs paid by lessees directly to third parties. DNB’s lessor income is immaterial; as such, this ASU does not materially impact our Consolidated Statement of Financial Condition or Consolidated Statements of Comprehensive Income. DNB adopted the use-of-hindsight practical expedient.

DNB recognized rent expense associated with our leases as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Operating lease cost:
Fixed rent expense	$259	$285
Net lease cost	259	285
Lease costs
Amortization of lease liability	193	-
Interest expense	66	-
Net lease cost	$259	$-

DNB had the following cash and non-cash activites associated with our leases:

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$245	$242
Non-cash investing and financing activities:
Additions to ROU assets obtained from:
New operating lease liabilities	$4,358	$-

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

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, under the amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value with its carrying amount. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount when measuring the goodwill impairment loss, if applicable. The update also eliminated the requirements for zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendments are effective for public business entities for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. DNB will not early adopt this ASU for its annual goodwill impairment test, and conducted a qualitative test (step zero) as of October 1, 2018 and determined that its Goodwill has not been impaired. The adoption of this ASU is not expected to have a material impact on DNB’s consolidated financial statements.

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

NOTE 2: INVESTMENT SECURITIES

The amortized cost and fair values of investment securities, as of the dates indicated, are summarized as follows:

	March 31, 2019
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$8,817	$33	$-	$8,850
Government Sponsored Entities (GSE) mortgage-backed securities	369	4	-	373
Corporate bonds	13,759	142	(12)	13,889
Collateralized mortgage obligations GSE	1,102	-	(21)	1,081
State and municipal taxable	362	-	(1)	361
State and municipal tax-exempt	36,591	52	(291)	36,352
Total	$61,000	$231	$(325)	$60,906

Available For Sale
US Government agency obligations	$38,088	$3	$(139)	$37,952
GSE mortgage-backed securities	27,591	3	(605)	26,989
Collateralized mortgage obligations GSE	9,909	-	(363)	9,546
Corporate bonds	10,868	-	(126)	10,742
State and municipal tax-exempt	1,978	-	(85)	1,893
Total	$88,434	$6	$(1,318)	$87,122

	December 31, 2018
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$8,749	$41	$-	$8,790
Government Sponsored Entities (GSE) mortgage-backed securities	389	-	-	389
Corporate bonds	13,851	124	(47)	13,928
Collateralized mortgage obligations GSE	1,159	-	(27)	1,132
State and municipal taxable	362	-	(3)	359
State and municipal tax-exempt	37,516	19	(998)	36,537
Total	$62,026	$184	$(1,075)	$61,135

Available For Sale
US Government agency obligations	$48,082	$-	$(359)	$47,723
GSE mortgage-backed securities	27,563	-	(1,005)	26,558
Collateralized mortgage obligations GSE	10,249	-	(441)	9,808
Corporate bonds	10,890	-	(186)	10,704
State and municipal tax-exempt	1,981	-	(131)	1,850
Total	$98,765	$-	$(2,122)	$96,643

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The following table details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at March 31, 2019 and December 31, 2018.

	March 31, 2019
			Fair Value	Unrealized	Fair Value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
Corporate bonds	$4,164	$(12)	$-	$-	$4,164	$(12)
Collateralized mortgage obligations GSE	1,081	(21)	-	-	1,081	(21)
State and municipal taxable	361	(1)	-	-	361	(1)
State and municipal tax-exempt	12,999	(291)	-	-	12,999	(291)
Total	$18,605	$(325)	$-	$-	$18,605	$(325)
Available For Sale
US Government agency obligations	$27,749	$(139)	$-	$-	$27,749	$(139)
GSE mortgage-backed securities	25,840	(605)	-	-	25,840	(605)
Collateralized mortgage obligations GSE	9,546	(363)	-	-	9,546	(363)
Corporate bonds	10,742	(126)	1,020	(20)	9,722	(106)
State and municipal tax-exempt	1,893	(85)	-	-	1,893	(85)
Total	$75,770	$(1,318)	$1,020	$(20)	$74,750	$(1,298)

	December 31, 2018
			Fair Value	Unrealized	Fair Value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
Corporate bonds	$4,157	$(47)	$1,887	$(15)	$2,270	$(32)
Collateralized mortgage obligations GSE	1,132	(27)	-	-	1,132	(27)
State and municipal taxable	359	(3)	-	-	359	(3)
State and municipal tax-exempt	26,466	(998)	2,045	(31)	24,421	(967)
Total	$32,114	$(1,075)	$3,932	$(46)	$28,182	$(1,029)
Available For Sale
US Government agency obligations	$37,723	$(359)	$-	$-	$37,723	$(359)
GSE mortgage-backed securities	26,558	(1,005)	-	-	26,558	(1,005)
Collateralized mortgage obligations GSE	9,808	(441)	-	-	9,808	(441)
Corporate bonds	10,704	(186)	2,035	(7)	8,669	(179)
State and municipal tax-exempt	1,850	(131)	-	-	1,850	(131)
Total	$86,643	$(2,122)	$2,035	$(7)	$84,608	$(2,115)

As of March 31, 2019, there were nineteen collateralized mortgage obligations GSE, nineteen GSE mortgage-backed securities, six U.S. agency obligations, twenty-one tax-exempt municipalities, one taxable municipality, and eleven corporate bonds which were in an unrealized loss position. DNB does not intend to sell these securities and management of DNB does not expect to be required to sell any of these securities prior to a recovery of their cost basis. Management has reviewed all of these securities and believes that DNB will collect all principal and interest that is due on debt securities on a timely basis.  Management does not believe any individual unrealized loss as of March 31, 2019 represents an other-than-temporary impairment (OTTI). DNB reviews its investment portfolio on a quarterly basis, reviewing each investment for OTTI. The OTTI analysis focuses on condition of the issuers as well as duration and severity of impairment in determining OTTI. As of March 31, 2019, the following securities were reviewed:

Collateralized mortgage obligations GSE  There are nineteen impaired securities classified as collateralized mortgage obligations GSE,  all of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 8.90% of its carrying value. All of these securities were issued and insured by FNMA, FHLMC or GNMA. DNB receives monthly principal and interest payments on all of these securities on a timely basis and none of these agencies have ever defaulted on mortgage-backed principal or interest. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from March 31, 2019 levels. Management concluded that these securities were not other-than-temporarily impaired at March 31, 2019.

GSE mortgage-backed securities  There are nineteen impaired securities classified as GSE mortgage-backed securities, all of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 3.06% of its carrying value. These securities were issued and insured by FNMA, FHLMC or GNMA. DNB receives monthly principal and interest payments on these securities on a timely basis and none of these have ever defaulted on mortgage-backed principal or interest. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from March 31, 2019 levels. Management concluded that these securities were not other-than-temporarily impaired at March 31, 2019.

US Government agency obligations  There are six impaired securities classified as agencies, all of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 1.24% of its carrying value. All of these securities were issued and insured by FHLB, FNMA or FHLMC. DNB has received timely interest payments on all of these securities and none of these agencies have ever defaulted on their bonds. DNB anticipates a recovery in the market value as the securities approach their maturity dates. Management concluded that these securities were not other-than-temporarily impaired at March 31, 2019.

State and municipal tax-exempt There are twenty-one impaired securities in this category, which are comprised of intermediate to long-term municipal bonds, all of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 7.70% of its carrying value. All of the issues carry an  “A” or better underlying credit rating and/or have strong underlying fundamentals; included but not limited to annual financial reports, geographic location, population, and debt ratios. In certain cases, options for calls reduce the effective duration and in turn, future market value fluctuations. All issues are performing and are expected to continue to perform in accordance with their respective contractual terms and conditions. There have not been disruptions of any payments associated with any of these municipal securities. These bonds are investment grade and the value decline is related to the changes in interest rates. Of the twenty-one municipal securities, nine are school districts that have state school district credit enhancement programs and four of those have additional insurance. The remaining twelve are one uninsured school district, four insured townships, and seven uninsured townships, all of which have strong underlying ratings. Management concluded that these securities were not other-than-temporarily impaired at March 31, 2019.

State and municipal taxable There is one impaired security in this category, which has been impaired for more than 12 months. The unrealized loss of this security is 0.38% of its carrying value. This security is an insured township and carries a “BBB+” underlying credit. It is performing and is expected to continue to perform in accordance with its contractual terms and conditions. There have not been disruptions of any payments associated with this municipal security. Management concluded that this security was not other-than-temporarily impaired at March 31, 2019.

Corporate bonds There are eleven impaired bonds classified as corporate bonds, ten of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 2.91% of its carrying value. The bonds are investment grade and the value decline is related to the changes in interest rates that occurred since the time of purchase and subsequent changes in spreads affecting the market prices. All of the issues carry a "BBB+" or better underlying credit support and were evaluated on the basis on their underlying fundamentals; included but not limited to annual financial reports, rating agency reports, capital strength and debt ratios. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from March 31, 2019 levels. Management concluded that these securities were not other-than-temporarily impaired at March 31, 2019.

The amortized cost and fair value of investment securities as of March 31, 2019, by final contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid without penalties.

	Held to Maturity		Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$11,668	$11,701	$15,555	$15,508
Due after one year through five years	14,974	15,035	30,137	29,957
Due after five years through ten years	26,711	26,720	18,405	18,067
Due after ten years	7,647	7,450	24,337	23,590
Total investment securities	$61,000	$60,906	$88,434	$87,122

The HTM securities called during the three months ended March 31, 2019 resulted in a gain on call of $3,000.  Gains and losses resulting from investment sales, redemptions or calls were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Gross realized gains-HTM	$3	$-
Net realized gain	$3	$-

At March 31, 2019 and December 31, 2018, investment securities with a carrying value of approximately $84.8 million and $95.8 million, respectively, were pledged to secure public funds and for other purposes as required by law.

NOTE 3: LOANS

The following table sets forth information concerning the composition of total loans outstanding, as of the dates indicated.

(Dollars in thousands)	March 31, 2019	December 31, 2018
Residential mortgage	$101,039	$99,932
Commercial mortgage	517,236	535,735
Commercial:
Commercial term	182,077	166,335
Commercial construction	78,967	76,302
Consumer:
Home equity	49,412	51,536
Other	4,966	5,131
Total loans	$933,697	$934,971
Less allowance for credit losses	(6,719)	(6,675)
Net loans	$926,978	$928,296

Information concerning non-accrual loans is shown in the following tables:

			Three Months Ended March 31, 2019
(Dollars in thousands)	March 31, 2019	December 31, 2018	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income
Non-accrual loans:
Residential mortgage	$792	$905	$12	$-	$12
Commercial mortgage	1,221	1,307	26	-	26
Commercial:
Commercial term	2,045	2,300	43	-	43
Commercial construction	-	476	-	-	-
Consumer:
Home equity	391	391	7	-	7
Other	145	167	3	-	3
Total non-accrual loans	$4,594	$5,546	$91	$-	$91
Loans 90 days past due and accruing	-	233	-	-	-
Total non-performing loans	$4,594	$5,779	$91	$-	$91

		Three Months Ended March 31, 2018
(Dollars in thousands)	March 31, 2018	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income
Non-accrual loans:
Residential mortgage	$2,033	$25	$-	$25
Commercial mortgage	2,088	30	-	30
Commercial:
Commercial term	3,015	44	-	44
Commercial construction	497	11	-	11
Consumer:
Home equity	464	5	-	5
Other	311	8	-	8
Total non-accrual loans	$8,408	$123	$-	$123
Loans 90 days past due and accruing	-	-	-	-
Total non-performing loans	$8,408	$123	$-	$123

NOTE 4: ALLOWANCE FOR CREDIT LOSSES

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a scheduled payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of March 31, 2019 and December 31, 2018.

Age Analysis of Past Due Loans Receivable

	March 31, 2019
							Loans
	30-59	60-89					Receivable
	Days	Days	Greater			Total	> 90
	Past	Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivable	Accruing
Residential mortgage	$2,753	$348	$606	$3,707	$97,332	$101,039	$-
Commercial mortgage (less acquired with credit deterioration)	309	-	659	968	515,763	516,731	-
Acquired commercial mortgage with credit deterioration	-	-	-	-	505	505	-
Commercial:
Commercial term	6	-	748	754	181,323	182,077	-
Commercial construction	-	-	-	-	78,967	78,967	-
Consumer:
Home equity	284	-	391	675	48,737	49,412	-
Other	77	-	92	169	4,797	4,966	-
Total	$3,429	$348	$2,496	$6,273	$927,424	$933,697	$-

	December 31, 2018
							Loans
	30-59	60-89					Receivable
	Days	Days	Greater			Total	> 90
	Past	Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivable	Accruing
Residential mortgage	$666	$1,742	$845	$3,253	$96,679	$99,932	$130
Commercial mortgage (less acquired with credit deterioration)	-	-	840	840	534,739	535,579	103
Acquired commercial mortgage with credit deterioration	-	-	-	-	156	156	-
Commercial:
Commercial term	20	37	957	1,014	165,321	166,335	-
Commercial construction	-	-	-	-	76,302	76,302	-
Consumer:
Home equity	398	144	247	789	50,747	51,536	-
Other	26	-	108	134	4,997	5,131	-
Total	$1,110	$1,923	$2,997	$6,030	$928,941	$934,971	$233

DNB had $362,000 of residential mortgage loans in the process of foreclosure and $97,000 in residential real estate in other real estate owned as of March 31, 2019. DNB had no residential mortgage loans in the process of foreclosure and $97,000 of residential real estate in other real estate owned as of December 31, 2018.

The following tables summarize information in regards to impaired loans by loan portfolio class as of March 31, 2019 and December 31, 2018, and for the three months ended March 31, 2019 and 2018.

Impaired Loans

	March 31, 2019			December 31, 2018
	Recorded	Unpaid	Related	Recorded	Unpaid	Related
	Investment	Principal	Allowance	Investment	Principal	Allowance
(Dollars in thousands)		Balance			Balance
With no related allowance recorded:
Residential mortgage	$2,782	$3,120	$-	$1,462	$1,804	$-
Commercial mortgage	2,177	2,573	-	1,532	1,780	-
Acquired commercial mortgage with credit deterioration	521	535	-	514	527
Commercial:
Commercial term	1,327	1,841	-	1,343	1,845	-
Commercial construction	-	-	-	476	514	-
Lease financing	-	-	-	-	-	-
Consumer:
Home equity	530	534	-	531	535	-
Other	175	245	-	156	205	-
Total	$7,512	$8,848	$-	$6,014	$7,210	$-
With allowance recorded:
Residential mortgage	-	-	-	73	73	1
Commercial mortgage	-	-	-	737	802	78
Commercial:
Commercial term	718	745	201	957	1,015	203
Consumer:
Other	-	-	-	41	42	3
Total	$718	$745	$201	$1,808	$1,932	$285
Total:
Residential mortgage	2,782	3,120	-	1,535	1,877	1
Commercial mortgage	2,177	2,573	-	2,269	2,582	78
Acquired commercial mortgage with credit deterioration	521	535	-	514	527	-
Commercial:
Commercial term	2,045	2,586	201	2,300	2,860	203
Commercial construction	-	-	-	476	514	-
Consumer:
Home equity	530	534	-	531	535	-
Other	175	245	-	197	247	3
Total	$8,230	$9,593	$201	$7,822	$9,142	$285

	Three Months Ended		Three Months Ended
	March 31, 2019		March 31, 2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Residential mortgage	$2,158	$2	$2,102	$1
Commercial mortgage	2,223	12	2,759	12
Acquired commercial mortgage with credit deterioration	517	9	861	7
Commercial:
Commercial term	1,335	-	1,918	-
Commercial construction	-	-	505	-
Consumer:
Home equity	530	1	610	2
Other	186	1	164	-
Total	$6,949	$25	$8,919	$22
With allowance recorded:
Acquired residential mortgage with credit deterioration	-	-	4	-
Commercial mortgage	-	-	51	-
Commercial:
Commercial term	837	-	630	-
Consumer:
Other	-	-	114	-
Total	$837	$-	$799	$-
Total:
Residential mortgage	2,158	2	2,102	1
Acquired residential mortgage with credit deterioration	-	-	4	-
Commercial mortgage	2,223	12	2,810	12
Acquired commercial mortgage with credit deterioration	517	9	861	7
Commercial:
Commercial term	2,172	-	2,548	-
Commercial construction	-	-	505	-
Consumer:
Home equity	530	1	610	2
Other	186	1	278	-
Total	$7,786	$25	$9,718	$22

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within DNB’s internal risk rating system as of March 31, 2019 and December 31, 2018.

Credit Quality Indicators

	March 31, 2019
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$98,441	$433	$2,165	$-	$101,039
Commercial mortgage	503,900	9,629	3,707	-	517,236
Commercial:
Commercial term	177,246	1,235	3,596	-	182,077
Commercial construction	74,840	3,642	485	-	78,967
Consumer:
Home equity	48,865	156	391	-	49,412
Other	4,821	-	145	-	4,966
Total	$908,113	$15,095	$10,489	$-	$933,697

	December 31, 2018
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$97,577	$-	$2,355	$-	$99,932
Commercial mortgage	528,692	2,367	4,676	-	535,735
Commercial:
Commercial term	161,051	1,178	4,106	-	166,335
Commercial construction	72,077	3,603	622	-	76,302
Consumer:
Home equity	50,988	143	405	-	51,536
Other	4,924	-	207	-	5,131
Total	$915,309	$7,291	$12,371	$-	$934,971

Troubled Debt Restructurings Loans whose terms are modified are classified as troubled debt restructurings (“TDR”) if DNB grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. During the three month period ended March 31, 2019, DNB classified one residential mortgage loan totaling $1.4 million as TDR. The loan’s rate was changed but the term was not extended. During the three month period ended March 31, 2018, DNB did not classify any loans as TDR. Loans classified as troubled debt restructurings are designated as impaired. The recorded investments in troubled debt restructured loans at March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019
	Pre-Modification	Post-Modification
(Dollars in thousands)	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Residential mortgage	$2,025	$2,177	$1,990
Commercial mortgage	992	992	955
Consumer:
Home equity	148	148	139
Other	40	42	30
Total	$3,205	$3,359	$3,114

	December 31, 2018
	Pre-Modification	Post-Modification
(Dollars in thousands)	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Residential mortgage	$676	$805	$630
Commercial mortgage	992	992	962
Consumer:
Home equity	148	148	140
Other	40	42	30
Total	$1,856	$1,987	$1,762

At March 31, 2019, DNB had ten TDRs with recorded investment totaling $3,114,000, all of which are accruing loans in compliance with the terms of the modifications. As a result of collateral evaluations, specific reserves and charge-offs have been taken where appropriate. DNB recognized partial charge-offs totaling $151,000 on two residential loans prior to their restructuring and $2,000 on one consumer installment loan after its restructuring. As of March 31, 2019, there were no defaulted TDRs as all TDRs were current with respect to their associated forbearance agreements. There were no defaults on TDRs during the three months ended March 31, 2019.

At December 31, 2018, DNB had nine TDRs with recorded investment totaling $1,762,000,  all of which were accruing loans in compliance with the terms of the modifications. As a result of collateral evaluations, specific reserves and charge-offs have been taken where appropriate. As of December 31, 2018, DNB recognized partial charge-offs totaling $151,000 on two residential loans prior to their restructuring and $2,000 on one consumer installment loan after its restructuring. As of December 31, 2018, there were no defaulted TDRs as all TDRs were current with respect to their associated forbearance agreements. There were no defaults on TDRs within twelve months of restructure during 2018. DNB classified one residential mortgage loan totaling $73,000 as TDR during the year ended December 31, 2018.

The following tables set forth the composition of DNB’s allowance for credit losses as of March 31, 2019 and December 31, 2018, the activity for the three months ended March 31, 2019 and 2018 and as of and for the year ended December 31, 2018.

Allowance for Credit Losses and Recorded Investment in Loans Receivables

	Residential	Commercial	Commercial	Commercial	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2019	$161	$3,647	$1,062	$1,032	$190	$46	$537	$6,675
Charge-offs	-	(82)	(69)	-	-	(17)	-	(168)
Recoveries	4	-	8	-	-	-	-	12
Provisions	(9)	(72)	188	48	(7)	14	38	200
Ending balance - March 31, 2019	$156	$3,493	$1,189	$1,080	$183	$43	$575	$6,719
Ending balance: individually evaluated for impairment	$-	$-	$201	$-	$-	$-	$-	$201
Ending balance: collectively evaluated for impairment	$156	$3,493	$988	$1,080	$183	$43	$575	$6,518
Loans receivables:
Ending balance	$101,039	$517,236	$182,077	$78,967	$49,412	$4,966		$933,697
Ending balance: individually evaluated for impairment	$2,782	$2,177	$2,045	$-	$530	$175		$7,709
Ending balance: acquired with credit deterioration	$-	$521	$-	$-	$-	$-		$521
Ending balance: collectively evaluated for impairment	$98,257	$514,538	$180,032	$78,967	$48,882	$4,791		$925,467
Reserve for unfunded loan commitments included in other liabilities	$-	$1	$184	$219	$20	$-		$424

	Residential	Commercial	Commercial	Commercial	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2018	$221	$2,856	$845	$1,128	$183	$63	$547	$5,843
Charge-offs	(34)	(13)	(17)	-	-	(12)	-	(76)
Recoveries	1	-	2	-	-	-	-	3
Provisions	38	144	74	91	(7)	4	31	375
Ending balance - March 31, 2018	$226	$2,987	$904	$1,219	$176	$55	$578	$6,145
Reserve for unfunded loan commitments included in other liabilities	$-	$3	$150	$139	$17	$-		$309

	Residential	Commercial	Commercial	Commercial	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Ending balance - December 31, 2018	$161	$3,647	$1,062	$1,032	$190	$46	$537	$6,675
Ending balance: individually evaluated for impairment	$1	$78	$203	$-	$-	$3	$-	$285
Ending balance: collectively evaluated for impairment	$160	$3,569	$859	$1,032	$190	$43	$537	$6,390
Loans receivables:
Ending balance	$99,932	$535,735	$166,335	$76,302	$51,536	$5,131		$934,971
Ending balance: individually evaluated for impairment	$1,535	$2,269	$2,300	$476	$531	$197		$7,308
Ending balance: acquired with credit deterioration	$-	$514	$-	$-	$-	$-		$514
Ending balance: collectively evaluated for impairment	$98,397	$532,952	$164,035	$75,826	$51,005	$4,934		$927,149
Reserve for unfunded loan commitments included in other liabilities	$-	$4	$167	$206	$21	$-		$398

NOTE 5: EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the treasury stock method and reflects the potential dilution that could occur from the exercise of stock options, and warrants and the amortized portion of unvested stock awards. Stock options and unvested stock awards for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. Treasury shares are not deemed outstanding for calculations. There were no outstanding stock warrants and no anti-dilutive stock options outstanding at March 31, 2019 and March 31, 2018.  There were 10,600 anti-dilutive stock awards outstanding at March 31, 2019 and no anti-dilutive stock awards outstanding at March 31, 2018. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2019
(In thousands, except per-share data)	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$2,587	4,327	$0.60
Effect of potential dilutive common stock equivalents – stock options and restricted shares	-	3	-
Diluted EPS
Income available to common stockholders after assumed conversions	$2,587	4,330	$0.60

	Three Months Ended
	March 31, 2018
(In thousands, except per-share data)	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$2,613	4,291	$0.61
Effect of potential dilutive common stock equivalents – stock options and restricted shares	-	18	-
Diluted EPS
Income available to common stockholders after assumed conversions	$2,613	4,309	$0.61

NOTE 6: ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders' equity are as follows:

Accumulated Other Comprehensive Loss	Before-Tax	Tax	Net-of-Tax
(Dollars in thousands)	Amount	Effect	Amount
March 31, 2019
Net unrealized loss on AFS securities	$(1,312)	$276	$(1,036)
Unrealized actuarial losses-pension	(1,637)	343	(1,294)
	$(2,949)	$619	$(2,330)
December 31, 2018
Net unrealized loss on AFS securities	$(2,122)	$445	$(1,677)
Unrealized actuarial losses-pension	(1,637)	343	(1,294)
	$(3,759)	$788	$(2,971)

NOTE 7: SUBORDINATED DEBENTURES AND NOTES

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

NOTE 8: STOCK-BASED COMPENSATION

Stock Option Plan

DNB has a Stock Option Plan for employees and directors. Under the plan, options (both qualified and non-qualified) to purchase a maximum of 793,368 (as adjusted for subsequent stock dividends) shares of DNB’s common stock could be issued to employees and directors. Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years. Vesting of options under the plan is determined by the Plan Committee. There were 354,090 shares available for grant at March 31, 2019. All options are immediately exercisable. During the three months ended March 31, 2019 and 2018, DNB had no expenses related to the plan. Under the Stock Option Plan, no shares were exercised during the three months ended March 31, 2019. Under the Stock Option Plan, 2,100 shares were exercised during the three months ended March 31, 2018. The shares awarded from the non-qualified cashless exercises resulted in an increase in shares outstanding of 966 shares. There was a cash equivalent of 1,134 shares used to pay all applicable taxes on the transactions. DNB had no stock option activity during the three months ended March 31, 2019 and had no stock options outstanding at March 31, 2019 or December 31, 2018.  Stock option activity is indicated below.

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

Share awards granted by the Plan were recorded at the date of award based on the market value of shares. Awards are being amortized to expense over a three or four year cliff-vesting period. DNB records compensation expense equal to the value of the shares being amortized. For the three month periods ended March 31, 2019 and 2018,  $61,000 and $96,000 was amortized to expense.

As of March 31, 2019, there was approximately $651,000 in additional compensation that will be recognized over the weighted average life of 1.85 years. At March 31, 2019,  482,501 shares were reserved for future grants under the Plan.

There were 1,400 restricted shares that vested during the three months ended March 31, 2018. The shares awarded from the cashless exercises resulted in an increase in shares outstanding of 896 shares. There was a cash equivalent of 504 shares used to pay all applicable taxes on the transactions. There were no such transaction during the three months ended March 31, 2019. Stock grant activity is indicated below:

		Weighted Average
	Shares	Stock Price
Non-vested stock awards—January 1, 2019	18,590	$30.90
Granted	10,600	39.36
Forfeited	-	-
Vested	-	-
Non-vested stock awards—March 31, 2019	29,190	$33.98

		Weighted Average
	Shares	Stock Price
Non-vested stock awards—January 1, 2018	31,130	$26.53
Granted	10,750	33.98
Forfeited	250	28.00
Vested	1,400	25.84
Non-vested stock awards—March 31, 2018	40,230	$28.53

NOTE 9:  INCOME TAXES

As of March 31, 2019, DNB had no material unrecognized tax benefits or accrued interest and penalties. It is DNB’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.  Federal and state tax years 2015 through 2017 were open for examination as of March 31, 2019.

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

The following tables present assets measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

	March 31, 2019

(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities:
US Government agency obligations	$-	$37,952	$-	$37,952
GSE mortgage-backed securities	-	26,989	-	26,989
Collateralized mortgage obligations GSE	-	9,546	-	9,546
Corporate bonds	-	10,742	-	10,742
State and municipal tax-exempt	-	1,893	-	1,893
Total	$-	$87,122	$-	$87,122

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$1,317	$1,317
OREO and other repossessed property	-	-	526	526
Total	$-	$-	$1,843	$1,843

	December 31, 2018

(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities:
US Government agency obligations	$-	$47,723	$-	$47,723
GSE mortgage-backed securities	-	26,558	-	26,558
Collateralized mortgage obligations GSE	-	9,808	-	9,808
Corporate bonds	-	10,704	-	10,704
State and municipal tax-exempt	-	1,850	-	1,850
Total	$-	$96,643	$-	$96,643

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$1,523	$1,523
OREO and other repossessed property	-	-	1,247	1,247
Total	$-	$-	$2,770	$2,770

The following table presents additional information about assets measured at fair value on a nonrecurring basis and for which DNB has utilized Level 3 inputs to determine fair value:

March 31, 2019
Quantitative Information about Level 3 Fair Value Measurement

	Fair Value	Valuation		Range
(Dollars in thousands)	Estimate	Techniques	Unobservable Input	(Weighted Average)
Impaired loans - Commercial mortgage	$659	Appraisal of collateral (1)	Disposal costs (2)	-14%	to	-14%	(-14%)
Impaired loans - Commercial term	517	Appraisal of collateral (1)	Disposal costs (2)	0%	to	-8%	(-4%)
Impaired loans - Consumer other	141	Appraisal of collateral (1)	Disposal costs (2)	-7%	to	-8%	(-8%)
Impaired loan total	$1,317
Other real estate owned	$526		Disposal costs (2)	-8%	to	-8%	(-8%)
(1)
(2)

December 31, 2018
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

Impaired loans.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $8.2 million at March 31, 2019. Of this, $718,000 had specific valuation allowances of $201,000, leaving a fair value of $517,000 as of March 31, 2019. In addition, DNB had $895,000 in impaired loans that were partially charged down by $95,000, leaving $800,000 at fair value as of March 31, 2019. The total fair value of impaired loans at March 31, 2019 was $1.3 million.

Impaired loans had a carrying amount of $7.8 million at December 31, 2018. Of this, $1.8 million had specific valuation allowances of $285,000, leaving a fair value of $1.5 million at December 31, 2018.  DNB did not have any impaired loans that were partially charged down that didn’t already have a specific reserve during the year ended December 31, 2018. The total fair value of impaired loans at December 31, 2018 was $1.5 million.

Other Real Estate Owned & other repossessed property.  Other real estate owned (“OREO”) consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets are classified as OREO and other repossessed property are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. DNB had $3.5 million of such assets at March 31, 2019, $3.3 million of which was OREO and $142,000 was in other repossessed property. DNB had $5.1 million of such assets at December 31, 2018, which consisted of $4.9 million in OREO and $142,000 in other repossessed property. DNB wrote down the carrying values of certain assets totaling $623,000 by $97,000 to $526,000 during the three month period ended March 31, 2019. DNB did not write down the carrying values of OREO during the three month period ended March 31, 2018.

DNB's policy is to recognize transfer between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Level 1 and 2 for the three months ended March 31, 2019.

Below is management’s estimate of the fair value of all financial instruments, whether carried at cost or fair value on the Company’s consolidated statement of financial condition. The carrying amounts and fair values of financial instruments at March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$34,893	$34,893	$34,893	$-	$-
AFS investment securities	87,122	87,122	-	87,122	-
HTM investment securities	61,000	60,906	-	58,906	2,000
Restricted stock	6,389	6,389	-	6,389	-
Loans held-for-sale	449	457	-	-	457
Loans, net of allowance, including impaired	926,978	912,038	-	-	912,038
Accrued interest receivable	4,396	4,396	-	4,396	-
Financial liabilities
Deposits:
Non-interest-bearing	166,806	166,806	-	166,806	-
NOW, Money market, and Savings	543,349	543,349	-	543,349	-
Time	162,939	162,513	-	162,513	-
Brokered	107,163	106,304	-	106,304	-
Repurchase agreements	-	-	-	-	-
FHLBP advances	41,918	41,601	-	41,601	-
Junior subordinated debentures and other borrowings	9,279	10,166	-	10,166	-
Subordinated debt	9,750	9,435	-	9,435	-
Accrued interest payable	699	699	-	699	-
Off-balance sheet instruments	-	-	-	-	-

	December 31, 2018

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$17,321	$17,321	$17,321	$-	$-
AFS investment securities	96,643	96,643	-	96,643	-
HTM investment securities	62,026	61,135	-	59,135	2,000
Restricted stock	5,616	5,616	-	5,616	-
Loans held-for-sale	419	429	-	-	429
Loans, net of allowance, including impaired	928,296	914,822	-	-	914,822
Accrued interest receivable	4,207	4,207	-	4,207	-
Financial liabilities
Deposits:
Non-interest-bearing	164,746	164,746	-	164,746	-
NOW, Money market, and Savings	549,073	549,073	-	549,073	-
Time	162,096	160,944	-	160,944	-
Brokered	108,651	97,250	-	97,250	-
Repurchase agreements	-	-	-	-	-
FHLBP advances	32,935	32,347	-	32,347	-
Junior subordinated debentures and other borrowings	9,279	10,285	-	10,285	-
Subordinated debt	9,750	9,505	-	9,505	-
Accrued interest payable	646	646	-	646	-
Off-balance sheet instruments	-	-	-	-	-

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

DNB reported net income of $2.6 million, or $0.60 per diluted share, for the quarter ending March 31, 2019, compared with $2.6 million, or $0.61 per diluted share, for the same quarter, last year.

As of March 31, 2019, total assets were $1.2 billion.  Since December 31, 2018, total average loans increased $15.2 million, or 1.7%, which was partially offset by a $10.0 million, or 5.5% decrease in total average investment securities and other interest-earning assets.  Total average deposits decreased $1.2 million, or less than one percent since December 31, 2018.  As of March 31, 2019, total shareholders’ equity was $115.0 million, compared with $111.8 million as of December 31, 2018.  Tangible book value per share (a non-GAAP measure) was $22.91 as of March 31, 2019, compared with $22.21 as of December 31, 2018.

As of March 31, 2019, total loans were $933.7 million, or 80.0% of total assets.  At the same date, commercial loans totaled $778.3 million and represented 83.4% of total loans.  The Company views commercial lending as the highest and best use of its capital as these loans generally have higher yields and shorter durations.  Over the past three months, commercial business loans grew $15.7 million or 9.5%, and commercial construction loans increased $2.7 million, or 3.5%.  That growth, however, was offset by an $18.5 million, or 3.5%, decrease in commercial mortgage loans due to scheduled maturities and higher prepayments.  Consumer loans also declined over the quarter as overall loan demand appeared to be fairly constrained.

Total core deposits decreased $3.7 million, or 0.5%, since December 31, 2018, and were 72.4% of total deposits as of March 31, 2019.  Non-interest bearing deposits increased $2.1 million or 1.25% (not annualized), over the past three months, and represented 17.0% of total deposits as of March 31, 2019. The $1.5 million, or 1.4%, decrease in brokered deposits was largely due to less favorable rates and maturities, compared with other funding sources, including FHLB advances.  As of March 31, 2019, the loan-to-deposit ratio was 95.3%.

Asset quality remained strong as net charge-offs were 0.07% (annualized) of total average loans for the quarter ending March 31, 2019.  Total non-performing assets, including loans and other real estate property, were $8.1 million as of March 31, 2019, compared with $10.8 million as of December 31, 2018, and $13.4 million as of March 31, 2018.  The ratio of non-performing loans to total loans was 0.49% as of March 31, 2019, versus 0.62% as of December 31, 2018.

DNB’s most significant revenue source continues to be net interest income, defined as total interest income less total interest expense, which accounted for approximately 88% of total revenue during the first quarter of 2019. To produce net interest income and consistent earnings growth over the long-term, DNB must generate loan and deposit growth at acceptable economic spreads within its market area. To generate and grow loans and deposits, DNB must focus on a number of areas including, but not limited to, the economy, branch expansion, sales practices, customer satisfaction and retention, competition, customer behavior, technology, product innovation and credit performance of its customers.

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

MATERIAL CHALLENGES, RISKS AND OPPORTUNITIES

The following is a summary of material challenges, risks and opportunities DNB has faced during the three month period ended March 31, 2019:

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

In addition to deposit insurance assessments, banks are subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The FDIC sets the Financing Corporation assessment rate every quarter. The current annual Financing Corporation assessment rate is 12 basis points on the deposit insurance assessment base, as defined above, which we anticipate will result in an aggregate estimated FICO assessment payment by the Bank of $12,000 in 2019.

Material Trends and Uncertainties.

DNB reported net income available to common shareholders of $2.6 million, or $0.60 per diluted share, for the quarter ended March 31, 2019, compared with $2.6 million, or $0.61 per share, for the same quarter, last year.

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

Although the national and international economies influence DNB’s results, economic conditions in southeastern Pennsylvania are more germane, as the majority of DNB’s loan and deposits relationships are with businesses and individuals within the Third Federal Reserve District. The Federal Reserve’s April 17, 2019 Beige Book summarizes the economic climate which impacts DNB’s operating environment.

The April 17, 2019 Beige Book indicated that, on balance, aggregate business activity in the Third District resumed a slight pace of growth during the April 17, 2019  Beige Book period following a brief pause in the March 6, 2019 Beige Book period. Nonfinancial services accelerated a bit to a modest pace of growth, while manufacturing, homebuilding, and tourism resumed a slight pace of growth. Consumer spending continued to grow slightly for non-auto retail goods and held steady for autos. Weak global demand and trade uncertainty continued to constrain firm growth and prompt inventory adjustments. Labor demand continued to exceed supply in most sectors, which constrained employment growth to a modest pace, increased search times, and spurred moderate wage increases. Overall, price pressures remained modest. The firms’ outlook for growth over the next six months remained positive but edged lower overall, with about half of all firms anticipating increases in general activity and a third expecting no change.

Overall, Third District homebuilders reported an uptick in contract signings for March, putting them back on pace to nearly match 2018 levels of activity. Demand remains greatest for more affordable units. Builders noted that margins remain very thin and that land availability remains a constraint. Existing home sales continued to decline moderately across most local markets. Sellers remain sidelined, and extremely low inventories continue to constrain sales.

The Federal Reserve’s non-residential real estate contacts reported that, on balance, commercial real estate construction and leasing activity continued to edge down slightly from relatively high levels. Contractors noted that activity was about the same, but the backlog is smaller, and design firms are less busy. Demand remained strong for industrial and warehouse space; however, absorption has become difficult in smaller markets with an insufficient supply of labor.

Third District financial firms reported an uptick to a moderate pace of growth in overall loan volumes (excluding credit cards) on a year-over-year basis, but a continuation of modest growth in credit card lending. During the April 17, 2019 Beige Book Period, volumes grew in commercial real estate loans and in commercial and industrial lending. Loans grew slightly for homes and autos. Home equity lines and other consumer loans declined. A few of the Federal Reserve’s contacts voiced concerns about looser lending standards; more noted overly aggressive pricing, especially on commercial loans. Overall, the Federal Reserve’s contacts continued to note few problems with credit quality. Bankers reported that they and their customers remained largely optimistic for the remainder of 2019.

During the April 17, 2019 Beige Book Period, Third District manufacturing firms reported a slight increase in activity after noting no change in the March 6, 2019 Beige Book Period.  The percentage of firms that reported increased shipments rose, easily outpacing the percentage reporting decreases. However, the percentage of firms that reported increased new orders was only slightly higher than the percentage reporting decreases. The makers of primary and fabricated metal products and of industrial equipment tended to note gains in new orders and shipments, while the makers of chemicals, paper products, and electronic products noted some weakness or declines since the March 6, 2019 Beige Book Period. Overall, the majority of these sectoral trends for this period were weaker than those reported for the same period last year. Comments from the Federal Reserve’s contacts on current business conditions were mainly negative and often cited decreased global demand. Manufacturers continued to expect general activity to increase over the next six months. However, expectations were somewhat lower this period, as were expectations of shipments, new orders, and planned capital expenditures.

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

The final rules implemented revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that no longer qualify as Tier 1 capital, some of which will be phased out over time. However, the final rules provided that small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes the Corporation) were able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in additional Tier 1 or Teir 2 capital until they redeem such instruments or until the instruments mature.

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

FINANCIAL CONDITION

DNB's total assets were $1.17 billion at March 31, 2019, compared to $1.16 billion at December 31, 2018. The $8.5 million increase in total assets was primarily attributable to a $17.6 million increase in cash and cash equivalents offset by a $1.3 million decrease in net loans and a $10.5 million decrease in investment securities.

Investment Securities. Investment securities at March 31, 2019 were $148.1 million, compared to $158.7 million at December 31, 2018.  The $10.5 million decrease in investment securities was primarily due to $22.7 million in principal pay-downs, calls and maturities, offset by $11.3 million in purchases of investment securities, and an  $810,000 decrease in unrealized loss of the AFS portfolio.

Gross Loans. DNB’s loans held for investment decreased $1.3 million to $933.7 million at March 31, 2019, compared to $935.0 million at December 31, 2018. Total commercial loans decreased $92,000 and residential loans increased $1.1 million, while consumer loans decreased $2.3 million.

Deposits. Deposits were $980.3 million at March 31, 2019, compared to $984.6 million at December 31, 2018. Deposits decreased $4.3 million or 0.44% during the three month period ended March 31, 2019. Core deposits, which are comprised of demand, NOW, money markets and savings accounts, decreased by $3.7 million, time deposits increased by $843,000 and brokered deposits decreased by $1.5 million.

Borrowings. Borrowings were $61.2 million at March 31, 2019, compared to $55.3 million at December 31, 2018. The increase of $6.0 million or 10.80% was primarily due to a $9.0 million increase in FHLBP advances offset by a $3.0 million decrease in other borrowings.

Stockholders’ Equity. Stockholders' equity was $115.0 million at March 31, 2019, compared to $111.8 million at December 31, 2018. The increase in stockholders’ equity was primarily a result of year-to-date earnings of $2.6 million, other comprehensive income of $641,000, sales of treasury shares totaling $154,000, and restricted stock compensation expense of $61,000. These additions to stockholders’ equity were partially offset by $303,000 of dividends paid on DNB’s common stock.

RESULTS OF OPERATIONS

SUMMARY

Net income for the three month period ended March 31, 2019 was $2.6 million, or $0.60 per diluted share, compared to $2.6 million, or $0.61 per diluted share, for the same period in 2018. The $26,000 decrease in net income in the first quarter of 2019 compared to the first quarter of 2018 was primarily attributable to a $548,000 increase in non-interest expense (primarily due to increased professional and consulting and loss on sale or write down of OREO) and a $25,000 increase in income tax expense, offset by a $371,000 increase in net interest income before provision (primarily due to increased interest income on loans) and a $175,000 decrease in provision for credit losses.

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

Net interest income for the three month period ended March 31, 2019 was $9.4 million, compared to $9.0 million for the same period in 2018. Interest income for the three month period ended March 31, 2019 was $12.4 million, compared to $10.9 million for the same period in 2018. The $1.4 million increase in interest income in the first quarter of 2019, compared to the first quarter of 2018, was primarily due to increases of $1.4 million in interest and fees on loans and $17,000 in interest and dividends on investment securities and $22,000 in interest on cash and cash equivalents. The weighted average yield on total interest-earning assets was 4.51% for the three month period ended March 31, 2019, compared to 4.24% for the same period in 2018. Interest expense for the three month period ended March 31, 2019 was $3.0 million, compared to $1.9 million for the same period in 2018. The $1.1 million increase in interest expense in the first quarter of 2019, compared to the first quarter of 2018, was primarily due to an increase of $1.1 million in interest on deposits offset by a decrease of  $60,000 in interest on borrowings. The composite cost of funds for the three month period ended March 31, 2019 was 1.16%, compared to 0.78% for the same period in 2018.

Interest on loans was $11.3 million for the three month period ended March 31, 2019, compared to $9.9 million for the same period in 2018. The average balance of loans was $935.2 million, with a tax equivalent average yield of 4.90% (a non-GAAP measure) for the first quarter of 2019, compared to $851.6 million, with a tax equivalent average yield of 4.71% (a non-GAAP measure) for the same period in 2018. See the following table for a reconciliation of the non-GAAP measure “tax equivalent average yield on loans.”

Tax equivalent average yield on loans (Non-GAAP)
	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Interest and fees on loans (GAAP)	$11,290	$9,882
Tax adjustment	25	28
Tax equivalent interest and fees on loans (Non-GAAP)	$11,315	$9,910
Average balance of loans	$935,169	$851,623
Tax equivalent average yield on loans (Non-GAAP)	4.90%	4.71%

Interest and dividends on investment securities was $1.0 million for the three month period ended March 31, 2019, compared to $1.0 million for the same period in 2018. The average balance of investment securities was $165.5 million with a tax equivalent average yield of 2.60% (a non-GAAP measure) for the first quarter of 2019, compared to $182.7 million with a tax equivalent average yield of 2.33% (a non-GAAP measure) for the same period in 2018. See the following table for a reconciliation of the non-GAAP measure “tax equivalent average yield on investment securities.”

Tax equivalent average yield on investment securities (Non-GAAP)
	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Interest on tax exempt investment securities (GAAP)	$1,027	$1,010
Tax adjustment	50	52
Tax equivalent interest on tax-exempt investment securities (Non-GAAP)	$1,077	$1,062
Average balance of investment securities	$165,517	$182,653
Tax equivalent average yield on investment securities (Non-GAAP)	2.60%	2.33%

Interest on deposits was $2.5 million for the three month period ended March 31, 2019, compared to $1.4 million for the same period in 2018. The average balance of deposits was $971.9 million, with an average rate of 1.04% for the first quarter of 2019, compared to $872.9 million, with an average rate of 0.63% for the same period in 2018.

Interest on borrowings was $472,000 for the three month period ended March 31, 2019, compared to $532,000 for the same period in 2018. The average balance of borrowings was $66.4 million, with an average rate of 2.87% for the first quarter of 2019, compared to $108.0 million, with an average rate of 1.99% for the same period in 2018.

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

There was a $200,000 provision made during the three month period ended March 31, 2019, compared to $375,000 for the same period in 2018. DNB’s percentage of allowance for credit losses to total loans was 0.72% at March 31, 2019 compared to 0.71% and 0.71% at December 31, 2018 and March 31, 2018, respectively. Net charge-offs were $156,000, $368,000, and $73,000 during the three months ended March 31, 2019, year ended December 31, 2018, and three months ended March 31, 2018, respectively. The percentage of net charge-offs to total average loans were 0.02%, 0.04%, and 0.01% for those same respective periods. Management believes that the allowance for credit losses is adequate, but continues to monitor it along with other performance metrics including those ratios related to non-performing loans. Management is not aware of any potential problem loans, which were accruing and current at March 31, 2019, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to DNB. Non-performing loans decreased $1.2 million during the three month period ended March 31, 2019.  The ratio of the allowance for credit losses as a percentage of loans reflects management’s estimate of the level of inherent losses in the portfolio.

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

As of March 31, 2019, DNB had $8.1 million of non-performing assets, which included $4.6 million of non-performing loans and $3.5 million of OREO and other repossessed assets. This compares to $10.8 million of non-performing assets at December 31, 2018 which included $5.8 million of non-performing loans and $5.1 million of OREO and other repossessed assets. Loans are reviewed for impairment in accordance with FASB ASC 310-10-35. Impaired loans can either be secured or unsecured, not including large groups of smaller balance loans that are collectively evaluated. Impairment is measured by the difference between the loan amount and the present value of the future cash flow discounted at the loan’s effective interest rate. Management measures loans for impairment by using the fair value of collateral for collateral dependent loans. In general, management reduces the amount of the appraisal by the estimated cost of acquisition and disposition of the underlying collateral and compares that adjusted value with DNB’s carrying value. DNB establishes a specific valuation allowance on impaired loans that have a collateral shortfall and/or cashflow shortfalls, including estimated costs to sell in comparison to the carrying value of the loan. Of the $8.2 million of impaired loans ($4.6 million of non-performing loans, $3.1 million of performing TDRs, and a $521,000 performing ASC 310-30 loan) at March 31, 2019, $718,000 had valuation allowances of $201,000 and $7.5 million had no specific allowance. Of the $7.8 million of impaired loans ($5.5 million of non-performing loans, $1.8 million of performing TDRs, and a $514,000 performing ASC 310-30 loan) at December 31, 2018, $1.8 million had valuation allowances of $285,000 and $6.0 million had no specific allowance. For those impaired loans that management determined that no specific valuation allowance was necessary, management has reviewed the present value of the future cash flows or the appraisal for each loan and determined that no valuation was necessary. During the quarter ended March 31, 2019, DNB recognized $168,000 in total charge-offs, $156,000 of which related to impaired loans. An impaired loan may not represent an expected loss.

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

Analysis of Allowance for Credit Losses

(Dollars in thousands)

	Three Months Ended	Year Ended	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
Beginning balance	$6,675	$5,843	$5,843
Provisions	200	1,200	375
Charge-offs:
Residential mortgage	-	(178)	(34)
Commercial mortgage	(82)	(249)	(13)
Commercial:
Commercial term	(69)	(243)	(17)
Commercial construction	-	-	-
Consumer:
Home equity	-	-	-
Other	(17)	(72)	(12)
Total charged off	(168)	(742)	(76)
Recoveries:
Residential mortgage	4	341	1
Commercial mortgage	-	22	-
Commercial:
Commercial term	8	4	2
Commercial construction	-	5	-
Consumer:
Home Equity	-	-	-
Other	-	2	-
Total recoveries	12	374	3
Ending balance	$6,719	$6,675	$6,145

The following table sets forth the composition of DNB’s allowance for credit losses for the dates indicated.

Composition of Allowance for Credit Losses

(Dollars in thousands)

	March 31, 2019		December 31, 2018		March 31, 2018
		Percent of		Percent of		Percent of
		Loan Type		Loan Type		Loan Type
		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans
Residential mortgage	$156	11%	$161	11%	$226	11%
Commercial mortgage	3,493	55	3,647	57	2,987	58
Commercial:
Commercial term	1,189	20	1,062	18	904	15
Commercial construction	1,080	8	1,032	8	1,219	9
Consumer:
Home equity	183	5	190	5	176	6
Other	43	1	46	1	55	1
Unallocated	575	-	537	-	578	-
Total	$6,719	100%	$6,675	100%	$6,145	100%
Reserve for unfunded loan commitments	$424		$398		$309

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

Non-interest income for the three month period ended March 31, 2019 was $1.3 million, compared to $1.3 million for the same period in 2018.  The $1,000 increase was primarily due to increases of $13,000 in mortgage banking, $10,000 in wealth management and $3,000 in gains on sale of investment securities, offset by decreases of $22,000 in service charges (mostly NSF fees) and $3,000 in other fees (mostly servicing fees).

NON-INTEREST EXPENSE

Non-interest expense for the three month period ended March 31, 2019 was $7.3 million, compared to $6.7 million for the same period in 2018, an increase of $548,000. The increase was primarily due to increases of $174,000 in professional and consulting, $113,000 in loss on sale or write down of OREO, $81,000 in salaries and employee benefits (primarily due to open positions in 2018), $66,000 in other expenses, $52,000 in furniture and equipment (primarily maintenance agreements), $28,000 in occupancy (primarily operating lease expenses), $18,000 in PA shares tax, and $13,000 in advertising and marketing.

INCOME TAXES

Income tax expense for the three month period ended March 31, 2019 was $607,000 compared to $582,000 for the same period in 2018. The effective tax rate for the three month period ended March 31, 2019 was 19.0% compared to 18.2% for the same period in 2018. Income tax expense for each period differs from the amount determined at the statutory rate, due to tax-exempt income on loans and investment securities and DNB's ownership of BOLI policies.

ASSET QUALITY

DNB works diligently to improve asset quality by adhering to strict underwriting standards and improving lending policies and procedures. Non-performing assets totaled $8.1 million at March 31, 2019 compared to $10.8 million at December 31, 2018 and $13.4 million at March 31, 2018. Loans acquired in connection with the purchase of ERB have been recorded at fair value, in accordance with GAAP, and are based on an initial estimate of the expected cash flows, including a reduction for estimated credit losses, and without carryover of the respective portfolio’s historical allowance for credit losses. DNB will continually evaluate the loans acquired from ERB for additional impairment as part of our normal allowance review process. Non-performing assets have, and will continue to have, an impact on earnings; therefore management intends to continue working aggressively to reduce the level of such assets.

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

DNB’s Credit Policy Committee monitors the performance of the loan portfolio to identify potential problem assets on a timely basis. Committee members meet to design, implement and review asset recovery strategies, which serve to maximize the recovery of each troubled asset. As of March 31, 2019, DNB had $10.5 million of substandard loans. Of the $10.5 million, $5.9 million are performing and are believed to require supervision and review greater than loans rated pass or special mention; and may, depending on the economic environment and other factors, become non-performing assets in future periods. The amount of performing substandard loans at December 31, 2018 was $6.3 million. DNB had $15.1 million of special mention loans at March 31, 2019 compared to $7.3 million at December 31, 2018. The increase in special mention loans during the three months ended March 31, 2019 was primarily due to rating downgrades in the portfolio, specifically $7.3 million of commercial mortgage loans, $433,000 of residential mortgages, $57,000 in commercial term loans, $39,000 in commercial construction loans, and $13,000 in home equity loans. The majority of the loans are secured by commercial real estate, with lesser amounts being secured by residential real estate, inventory and receivables.

The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, and (iii) OREO as a result of foreclosure or voluntary transfer to DNB as well as other repossessed assets. In addition, the table sets forth DNB's asset quality and allowance coverage ratios at the dates indicated:

Non-Performing Assets

(Dollars in thousands)

	March 31, 2019	December 31, 2018	March 31, 2018
Non-accrual loans:
Residential mortgage	$792	$905	$2,033
Commercial mortgage	1,221	1,307	2,088
Commercial:
Commercial term	2,045	2,300	3,015
Commercial construction	-	476	497
Consumer:
Home equity	391	391	464
Other	145	167	311
Total non-accrual loans	4,594	5,546	8,408
Loans 90 days past due and still accruing	-	233	-
Total non-performing loans	4,594	5,779	8,408
Other real estate owned & other repossessed property	3,466	5,051	4,993
Total non-performing assets	$8,060	$10,830	$13,401
Asset quality ratios:
Non-performing loans to total loans	0.49%	0.62%	0.97%
Non-performing assets to total assets	0.69	0.94	1.22
Allowance for credit losses to:
Total loans	0.72	0.71	0.71
Non-performing loans	146.3	115.5	73.1

Troubled Debt Restructurings Loans whose terms are modified are classified as troubled debt restructurings (“TDR”) if DNB grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired. The recorded investments in troubled debt restructured loans at March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019
	Pre-Modification	Post-Modification
(Dollars in thousands)	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Residential mortgage	$2,025	$2,177	$1,990
Commercial mortgage	992	992	955
Consumer:
Home equity	148	148	139
Other	40	42	30
Total	$3,205	$3,359	$3,114

	December 31, 2018
	Pre-Modification	Post-Modification
(Dollars in thousands)	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Residential mortgage	$676	$805	$630
Commercial mortgage	992	992	962
Consumer:
Home equity	148	148	140
Other	40	42	30
Total	$1,856	$1,987	$1,762

At March 31, 2019, DNB had ten TDRs with recorded investment totaling $3,114,000, all of which are accruing loans in compliance with the terms of the modifications. As a result of collateral evaluations, specific reserves and charge-offs have been taken where appropriate. DNB recognized partial charge-offs totaling $151,000 on two residential loans prior to their restructuring and $2,000 on one consumer installment loan after its restructuring. As of March 31, 2019, there were no defaulted TDRs as all TDRs were current with respect to their associated forbearance agreements. There were no defaults on TDRs during the three months ended March 31, 2019.

At December 31, 2018, DNB had nine TDRs with recorded investment totaling $1,762,000, all of which were accruing loans in compliance with the terms of the modifications. As a result of collateral evaluations, specific reserves and charge-offs have been taken where appropriate. As of December 31, 2018, DNB recognized partial charge-offs totaling $151,000 on two residential loans prior to their restructuring and $2,000 on one consumer installment loan after its restructuring. As of December 31, 2018, there were no defaulted TDRs as all TDRs were current with respect to their associated forbearance agreements. There were no defaults on TDRs within twelve months of restructure during 2018. DNB classified one residential mortgage loan totaling $73,000 as TDR during the year ended December 31, 2018.

Impaired loans are measured for impairment using the fair value of the collateral for collateral dependent loans.  Information regarding impaired loans is presented as follows:

	At and For the	At and For the	At and For the
	Three Months Ended	Year Ended	Three Months Ended
(Dollars in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Total recorded investment	$8,230	$7,822	$10,304
Impaired loans with a specific allowance	718	1,808	1,107
Impaired loans without a specific allowance	7,512	6,014	9,197
Average recorded investment	7,786	9,312	9,718
Specific allowance allocation	201	285	174
Total principal and interest collected	129	204	157
Interest income recorded	25	80	22

LIQUIDITY AND CAPITAL RESOURCES

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes. DNB’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding. As part of its liquidity management, DNB maintains assets that comprise its liquidity, which totaled $111.1 million at March 31, 2019 compared to $97.4 million at December 31, 2018. Liquidity includes investments and restricted stock, Federal funds sold and cash and due from banks, less the amount of securities required to be pledged for certain liabilities. DNB also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.

In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB had available credit of approximately $557.4 million at March 31, 2019. As a member of the FHLB, we are eligible to borrow up to a specific credit limit which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of March 31, 2019, DNB’s Maximum Borrowing Capacity with the FHLBP was $497.4 million. At March 31, 2019, DNB had borrowed $41.9 million and the FHLB had issued letters of credit on DNB's behalf, totaling $50.0 million against its available credit lines. At March 31, 2019, DNB also had available $60.0 million of unsecured federal funds lines of credit with other financial institutions as well as $509.2 million of available short or long term funding through several agreements and programs with brokers. Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

At March 31, 2019, DNB had $197.6 million in un-funded loan commitments. Management anticipates these commitments will be funded by means of normal cash flows. Certificates of deposit greater than or equal to $250,000 scheduled to mature in one year or less from March 31, 2019 totaled $38.6 million. Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in cash and cash equivalents or by pay-downs and maturities of loans and investments.

The Bank has met the definition of “well capitalized” for regulatory purposes on March 31, 2019.  The Bank’s capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of the Corporation’s or the Bank’s overall financial condition or prospects. The Corporation’s capital exceeds the Federal Reserve Bank’s (“FRB”) minimum leverage ratio requirements for bank holding companies and meets other requirements to be considered “well capitalized” (see additional discussion included in Note 17 of DNB’s December 31, 2018 Form 10-K).

Under federal banking laws and regulations, DNB and the Bank are required to maintain minimum capital as determined by certain regulatory ratios. Capital adequacy for regulatory purposes, and the capital category assigned to an institution by its regulators, may be determinative of an institution’s overall financial condition. Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016. DNB must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% to 2.50% by 2019. The capital conservation buffer is 2.50% and 1.875% for 2019 and 2018, respectively.

The following table summarizes data and ratios pertaining to the Corporation and the Bank's capital structure.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes*		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation
March 31, 2019
Total risk-based capital	$127,362	13.80%	$73,823	8.00%	N/A	N/A
Common Equity Tier 1 capital	101,469	11.00	41,526	4.50	N/A	N/A
Tier 1 risk-based capital	110,469	11.97	55,367	6.00	N/A	N/A
Tier 1 (leverage) capital	110,469	9.95	45,795	4.00	N/A	N/A
December 31, 2018
Total risk-based capital	$124,769	13.61%	$73,538	8.00%	N/A	N/A
Common equity tier 1 capital	98,949	10.79	41,365	4.50	N/A	N/A
Tier 1 risk-based capital	107,949	11.77	55,153	6.00	N/A	N/A
Tier 1 (leverage) capital	107,949	9.48	45,557	4.00	N/A	N/A
DNB First, N.A.
March 31, 2019
Total risk-based capital	$125,790	13.66%	$73,685	8.00%	$92,107	10.00%
Common Equity Tier 1 capital	118,647	12.88	41,448	4.50	59,869	6.50
Tier 1 risk-based capital	118,647	12.88	55,264	6.00	73,685	8.00
Tier 1 (leverage) capital	118,647	10.38	45,742	4.00	57,178	5.00
December 31, 2018
Total risk-based capital	$123,239	13.46%	$73,399	8.00%	$91,748	10.00%
Common equity tier 1 capital	116,169	12.69	41,287	4.50	59,636	6.50
Tier 1 risk-based capital	116,169	12.69	55,049	6.00	73,399	8.00
Tier 1 (leverage) capital	116,169	10.21	45,503	4.00	56,879	5.00
*Does not include capital conservation buffer of 2.5% and 1.875% for March 31, 2019 and December 31, 2018, respectively.

In addition, the FRB leverage ratio rules require bank holding companies to maintain a minimum level of "primary capital" to total assets of 5.5% and a minimum level of "total capital" to total assets of 6%. For this purpose, (i) "primary capital" includes, among other items, common stock, certain perpetual debt instruments such as eligible Trust preferred securities, contingency and other capital reserves, and the allowance for loan losses, (ii) "total capital" includes, among other things, certain subordinated debt, and "total assets" is increased by the allowance for loan losses. DNB's primary capital ratio and its total capital ratio are both well in excess of FRB requirements.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes an Economic Value of Equity ("EVE") model. The EVE model measures the potential price risk of equity to changes in interest rates and factors in the optionality included on the balance sheet. EVE analysis is used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The EVE is likely to be different if rates change. Results falling outside prescribed ranges may require action by management. At March 31, 2019 and December 31, 2018, DNB's variance in the EVE as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the following table. The change as a percentage of the present value of equity with a 200 basis point increase was within DNB's negative 25% guideline at March 31, 2019 and December 31, 2018.

(Dollars in thousands)	March 31, 2019			December 31, 2018
Change in rates	Flat	-200bp	+200bp	Flat	-200bp	+200bp
EVE	$140,038	$146,231	$138,289	$153,190	$148,270	$145,420
Change		6,193	(1,749)		(4,920)	(7,770)
Change as % of assets		0.5%	(0.1%)		(0.4%)	(0.7%)
Change as % of PV equity		4.4%	(1.2%)		(3.2%)	(5.1%)

ITEM 4 - CONTROLS AND PROCEDURES

DNB’s Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2019, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, Management has concluded that DNB’s current disclosure controls and procedures are effective.

Management of DNB is responsible for establishing and maintaining adequate internal control over financial reporting for DNB, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. There was no change in DNB’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, DNB’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Neither DNB nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material legal proceedings other than ordinary routine litigation incident to their businesses.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Risk Factors” included within the 2018 Form 10-K. The risks described therein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended March 31, 2019. The following table provides information on repurchases by DNB of its common stock in each month of the quarter ended March 31, 2019:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	Per Share	or Programs	Programs (a)

January 1, 2019 – January 31, 2019	-	$-	-	$63,016

February 1, 2019 – February 28, 2019	-	-	-	$63,016

March 1, 2019 – March 31, 2019	-	-	-	$63,016

Total	-	$-	-	$63,016

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

overmber
DNB FINANCIAL CORPORATION

May 6, 2019	BY:	/s/ William J. Hieb
William J. Hieb, Chief Executive Officer, President and Director

May 6, 2019	BY:	/s/ Gerald F. Sopp
Gerald F. Sopp, Chief Financial Officer and Executive Vice President

Exhibit Index

Exhibit Number	Description
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