Form 10-Q
period 2019-06-30
DNB FINANCIAL CORP /PA/
filed 2019-08-05
CIK 713671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: June 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 Par Value) (Class)	4,334,431 (Shares Outstanding as of August 5, 2019)

DNB FINANCIAL CORPORATION AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

DNB Financial Corporation and Subsidiary

Consolidated Statements of Financial Condition (Unaudited)

	June 30,	December 31,
(Dollars in thousands, except share and per share data)	2019	2018
Assets
Cash and due from banks	$46,398	$17,321
Cash and cash equivalents	46,398	17,321
Available-for-sale investment securities at fair value (amortized cost of $70,406 and $98,765)	69,931	96,643
Held-to-maturity investment securities (fair value of $60,322 and $61,135)	59,949	62,026
Total investment securities	129,880	158,669
Loans held for sale	501	419
Loans	930,521	934,971
Allowance for credit losses	(6,672)	(6,675)
Net loans	923,849	928,296
Restricted stock	5,734	5,616
Office property and equipment, net	7,230	7,636
Operating lease right-of-use asset	3,792	-
Accrued interest receivable	4,297	4,207
Other real estate owned & other repossessed property	2,825	5,051
Bank owned life insurance (BOLI)	9,635	9,530
Core deposit intangible	302	343
Goodwill	15,525	15,525
Net deferred taxes	2,416	2,762
Other assets	2,025	2,860
Total assets	$1,154,409	$1,158,235
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$178,454	$164,746
Interest-bearing deposits:
NOW	214,806	236,071
Money market	236,707	235,023
Savings	79,489	77,979
Time	178,530	162,096
Brokered deposits	87,877	108,651
Total deposits	975,863	984,566
Federal Home Loan Bank of Pittsburgh (FHLBP) advances	31,203	32,935
Junior subordinated debentures	9,279	9,279
Subordinated debt	9,750	9,750
Other borrowings	272	3,305
Total borrowings	50,504	55,269
Accrued interest payable	641	646
Other liabilities	5,071	5,908
Operating lease liability	4,174	-
Total liabilities	1,036,253	1,046,389
Stockholders’ Equity
Common stock, $1.00 par value;
20,000,000 shares authorized; 4,381,872 and 4,381,872 issued, respectively; 4,331,121 and 4,321,745 outstanding, respectively	4,382	4,391
Treasury stock, at cost; 50,751 and 60,127 shares, respectively	(961)	(1,130)
Surplus	69,613	69,333
Retained earnings	46,791	42,223
Accumulated other comprehensive loss	(1,669)	(2,971)
Total stockholders’ equity	118,156	111,846
Total liabilities and stockholders’ equity	$1,154,409	$1,158,235

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except share and per share data)	2019	2018	2019	2018
Interest Income:
Interest and fees on loans	$11,358	$10,164	$22,648	$20,046
Interest and dividends on investment securities:
Taxable	812	862	1,623	1,655
Exempt from federal taxes	211	218	427	435
Interest on cash and cash equivalents	138	45	181	66
Total interest and dividend income	12,519	11,289	24,879	22,202
Interest Expense:
Interest on NOW, money market and savings	1,109	994	2,160	1,824
Interest on time deposits	916	333	1,744	658
Interest on brokered deposits	592	414	1,203	613
Interest on FHLB advances	145	239	370	540
Interest on repurchase agreements	-	6	-	12
Interest on junior subordinated debentures	129	113	256	218
Interest on subordinated debt	103	103	207	207
Interest on other borrowings	10	19	26	35
Total interest expense	3,004	2,221	5,966	4,107
Net interest income	9,515	9,068	18,913	18,095
Provision for credit losses	100	375	300	750
Net interest income after provision for credit losses	9,415	8,693	18,613	17,345
Non-interest Income:
Service charges	246	261	537	574
Wealth management	529	512	974	947
Mortgage banking	72	76	146	137
Increase in cash surrender value of BOLI	53	52	105	104
Gain on sale of investment securities, net	1	-	4	-
Gain on sale of loans	-	10	-	10
Other fees	443	421	852	833
Total non-interest income	1,344	1,332	2,618	2,605
Non-interest Expense:
Salaries and employee benefits	3,785	4,261	7,638	8,033
Furniture and equipment	663	550	1,204	1,039
Occupancy	627	634	1,352	1,331
Professional and consulting	440	424	1,017	827
Advertising and marketing	225	204	420	386
FDIC insurance	95	122	209	240
PA shares tax	260	243	520	485
Telecommunications	90	84	178	165
Loss on sale or write down of OREO, net	37	140	150	140
Transaction costs	519	-	519	-
Other expenses	771	878	1,583	1,624
Total non-interest expense	7,512	7,540	14,790	14,270
Income before income tax expense	3,247	2,485	6,441	5,680
Income tax expense	660	436	1,267	1,018
Net income	$2,587	$2,049	$5,174	$4,662
Earnings per common share:
Basic	$0.60	$0.48	$1.20	$1.09
Diluted	$0.60	$0.47	$1.19	$1.08
Cash dividends per common share	$0.07	$0.07	$0.14	$0.14
Weighted average common shares outstanding:
Basic	4,331,121	4,298,409	4,329,226	4,294,758
Diluted	4,336,254	4,314,418	4,333,181	4,311,696

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Net income	$2,587	$2,049	$5,174	$4,662
Other Comprehensive Income (Loss):
Unrealized holding gains (losses) arising during the period
Before tax amount	838	(235)	1,647	(1,249)
Tax effect	(176)	49	(344)	262
Less reclassification for gains on sales of AFS investment securities included in net income
Before tax amount(1)	(1)	-	(1)	-
Tax effect(2)	-	-	-	-
	(1)	-	(1)	-
Other comprehensive income - securities	661	(186)	1,302	(987)
Total other comprehensive income (loss)	661	(186)	1,302	(987)
Total comprehensive income	$3,248	$1,863	$6,476	$3,675
(1) Amounts are included in "Gains on sale of investment securities, net" in the consolidated statements of income.
(2) Amounts are included in "Income tax expense" in the consolidated statements of income.

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

					Accumulated
					Other
	Common	Treasury		Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at April 1, 2019	$4,382	$(1,027)	$69,454	$44,507	$(2,330)	$114,986
Net income for three months ended June 30, 2019	-	-	-	2,587	-	2,587
Other comprehensive income	-	-	-	-	661	661
Restricted stock compensation expense (no shares vested)	-	-	82	-	-	82
Cash dividends - common ($0.07 per share)	-	-	-	(303)	-	(303)
Non-cash funding of 401(k) (2,335 shares)	-	42	48	-	-	90
Non-cash funding of deferred comp. plan (1,371 shares)	-	24	29	-	-	53
Balance at June 30, 2019	$4,382	$(961)	$69,613	$46,791	$(1,669)	$118,156

					Accumulated
					Other
	Common	Treasury		Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at January 1, 2019	$4,391	$(1,130)	$69,333	$42,223	$(2,971)	$111,846
Net income for six months ended June 30, 2019	-	-	-	5,174	-	5,174
Other comprehensive income	-	-	-	-	1,302	1,302
Restricted stock compensation expense (no shares vested)	(9)	-	152	-	-	143
Cash dividends - common ($0.14 per share)	-	-	-	(606)	-	(606)
Non-cash funding of 401(k) (6,266 shares)	-	114	83	-	-	197
Non-cash funding of deferred comp. plan (3,110 shares)	-	55	45	-	-	100
Balance at June 30, 2019	$4,382	$(961)	$69,613	$46,791	$(1,669)	$118,156

					Accumulated
					Other
	Common	Treasury		Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at April 1, 2018	$4,383	$(1,345)	$69,238	$35,056	$(3,662)	$103,670
Net income for three months ended June 30, 2018	-	-	-	2,049	-	2,049
Other comprehensive loss	-	-	-	-	(186)	(186)
Restricted stock compensation expense (4,012 shares vested)	4	-	104	-	-	108
Exercise of stock options (1,372 shares)	1	-	(1)	-	-	-
Shares withheld for employee taxes on stock option exercise and share award vest	(3)	-	(140)	-	-	(143)
Cash dividends - common ($0.07 per share)	-	-	-	(301)	-	(301)
Non-cash funding of 401(k) (2,428 shares)	-	44	42	-	-	86
Non-cash funding of deferred comp. plan (1,397 shares)	-	25	25	-	-	50
Balance at June 30, 2018	$4,385	$(1,276)	$69,268	$36,804	$(3,848)	$105,333

					Accumulated
					Other
	Common	Treasury		Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at January 1, 2018	$4,379	$(1,429)	$69,110	$32,272	$(2,390)	$101,942
Net income for six months ended June 30, 2018	-	-	-	4,662	-	4,662
Other comprehensive loss	-	-	-	-	(987)	(987)
Restricted stock compensation expense (4,908 shares vested)	8	-	196	-	-	204
Exercise of stock options (2,338 shares)	2	-	(2)	-	-	-
Shares withheld for employee taxes on stock option exercise and share award vest	(4)	-	(176)	-	-	(180)
Cash dividends - common ($0.14 per share)	-	-	-	(601)	-	(601)
Non-cash funding of 401(k) (5,658 shares)	-	102	92	-	-	194
Non-cash funding of deferred comp. plan (2,877 shares)	-	51	48	-	-	99
Adoption impact - ASU 2018-02	-	-	-	471	(471)	-
Balance at June 30, 2018	$4,385	$(1,276)	$69,268	$36,804	$(3,848)	$105,333

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018
Cash Flows From Operating Activities:
Net income	$5,174	$4,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	694	761
Provision for credit losses	300	750
Stock based compensation	143	204
Non-cash funding of retirement plans	297	293
Net gain on sale of securities	(4)	-
Net loss on sale or write down of OREO and other repossessed property	150	140
Earnings from investment in BOLI	(105)	(104)
Deferred tax expense	-	167
Proceeds from sales of mortgage loans	8,113	8,620
Mortgage loans originated for sale	(8,049)	(8,108)
Gain on sale of mortgage loans	(146)	(137)
Proceeds from sales of loans	-	188
Loans originated for sale	-	(178)
Gain on sale of loans	-	(10)
Write off of property and equipment	3	-
Increase in accrued interest receivable	(90)	(89)
Decrease in other assets	1,215	97
(Decrease) increase in accrued interest payable	(5)	7
(Decrease) increase in other liabilities	(837)	241
Amortization of operating lease right-of-use asset	372	-
Accretion of operating lease liability	(369)	-
Net Cash Provided by Operating Activities	6,856	7,504
Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Sales	13,905	-
Maturities, repayments and calls	45,875	6,953
Purchases	(31,546)	-
Activity in held-to-maturity securities:
Maturities, repayments and calls	2,148	304
Net (increase) decrease in restricted stock	(118)	691
Net decrease (increase) in loans	3,559	(40,102)
Purchases of property and equipment	(192)	(122)
Purchase of third party ownership in OREO	(165)	-
Proceeds from sale of OREO and other repossessed property	2,829	33
Net Cash Provided By (Used In) Investing Activities	36,295	(32,243)
Cash Flows From Financing Activities:
Net (decrease) increase in deposits	(8,703)	72,912
Repayment of FHLBP advances	(66,732)	(200,641)
Funding of FHLBP advances	65,000	184,600
Net decrease in repurchase agreements	-	(6,414)
Decrease in other borrowings	(3,033)	(2,402)
Dividends paid	(606)	(601)
Payment of employee taxes on stock option exercise and share award vest	-	(180)
Net Cash (Used in) Provided by Financing Activities	(14,074)	47,274
Net Change in Cash and Cash Equivalents	29,077	22,535
Cash and Cash Equivalents at Beginning of Period	17,321	10,917
Cash and Cash Equivalents at End of Period	$46,398	$33,452
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$5,971	$4,100
Income taxes	719	600
Supplemental Disclosure of Non-cash Flow Information:
Transfers from loans to real estate owned and other repossessed property	588	274

See accompanying notes to unaudited consolidated financial statements.

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, DNB First, National Association (the "Bank") have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior amounts not affecting net income are reclassified when necessary to conform to current period classifications. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results which may be expected for the entire year.  The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2018.

Subsequent Events-- Management has evaluated events and transactions occurring subsequent to June 30, 2019 for items that should potentially be recognized or disclosed in these Consolidated Financial Statements. The evaluation was conducted through the date these financial statements were issued.

Merger Agreement.  On June 5, 2019, S&T Bancorp, Inc. (“S&T”) and DNB entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which DNB will merge with and into S&T (the “Merger”), with S&T continuing as the surviving entity in the Merger, subject to the terms and conditions set forth therein.  Immediately following the Merger, DNB’s wholly owned bank subsidiary, DNB First, National Association, will merge with and into S&T’s wholly owned bank subsidiary, S&T Bank (the “Bank Merger”), with S&T Bank continuing as the surviving entity in the Bank Merger. The Merger Agreement was unanimously approved by the Board of Directors of each of S&T and DNB.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), DNB shareholders will have the right to receive 1.22 shares of common stock, par value $2.50 per share, of S&T for each share of common stock, par value $1.00 per share, of DNB.

The merger is subject to customary closing conditions enumerated in the merger agreement, including receipt of regulatory approvals and the approval of DNB’s shareholders. It is anticipated that the transaction will close during the fourth quarter of 2019.

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

Non-interest Income Non-interest income includes revenue from contracts with customers in the scope of ASU 2014-09 as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Non-interest Income:
Service charges:
Non-sufficient funds charges	$122	$142	$255	$301
Business analysis charges	46	44	92	85
Cycle charges	21	22	41	45
Lockbox fees	10	8	57	52
Stop payment fees	5	3	9	7
Wire transfer fees	22	22	44	43
Other service charges	20	20	39	41
Total service charges	246	261	537	574
Wealth management:
DNB Investments & Insurance	126	150	202	238
DNB First Investment Management & Trust	403	362	772	709
Total wealth management	529	512	974	947
Other fee income:
Cardholder interchange fees	286	269	539	514
Safe deposit box	24	26	47	50
Check printing	13	12	37	35
Merchant card processing	45	42	87	90
ATM surcharges for non-DNB customers	17	20	32	37
Other fee income	12	13	26	27
Total other fee income	397	382	768	753
Total Revenue from contracts with customers	1,172	1,155	2,279	2,274
Total Revenue not within the scope of ASC 606	172	177	339	331
Total non-interest income	$1,344	$1,332	$2,618	$2,605

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. In particular, the guidance revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The guidance also amends certain disclosure requirements associated with fair value of financial instruments. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. As of June 30, 2019, DNB did not hold any equity investments (excluding restricted investments in bank stocks).  DNB does not expect to make significant purchases of equity investments; therefore, the adoption of this ASU is not expected to be material to DNB's consolidated financial statements. Adoption of the standard on January 1, 2018 also resulted in the use of an exit price rather than an entrance price to determine the fair value of loans not measured at fair value on a non-recurring basis in the consolidated balance sheets.

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

DNB recognized rent expense associated with our leases as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Operating lease cost:
Fixed rent expense	$251	$284	$503	$569
Net lease cost	$251	$284	$503	$569
Lease costs
Amortization of lease liability	$186	$-	$372	$-
Interest expense	65	-	131	-
Net lease cost	$251	$-	$503	$-

DNB had the following cash and non-cash activities associated with our leases:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$250	$242	$500	$484
Non-cash investing and financing activities:
Additions to ROU assets obtained from:
New operating lease liabilities	$4,174	$-	$4,174	$-

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," (ASU 2016-13), which addresses concerns regarding the perceived delay in recognition of credit losses under the existing incurred loss model. The amendment introduces a new, single model for recognizing credit losses on all financial instruments presented on cost basis. Under the new model, entities must estimate current expected credit losses by considering all available relevant information, including historical and current information, as well as reasonable and supportable forecasts of future events. The update also requires additional qualitative and quantitative information to allow users to better understand the credit risk within the portfolio and the methodologies for determining allowance. ASU 2016-13 is effective for DNB on January 1, 2020 and must be applied using the modified retrospective approach with limited exceptions. Early adoption is permitted. Although early adoption is permitted for fiscal years beginning after December 15, 2018, DNB does not plan to early adopt. DNB has established a CECL Implementation Team to assess the impact of this ASU on its consolidated financial position, results of operations, and cash flows. DNB has been preserving certain historical loan information from its core processing system in anticipation of adopting the standard and will be evaluating control and process framework, data, model, and resource requirements and areas where modifications will be required. DNB has selected a third party vendor to process and review various calculation methodologies and the approximate impact on DNB’s financial position, results of operations and cash flows. The team continues to assess the impact of the standard; however, DNB does not expect the adoption of this ASU to materially change its allowance for credit losses. The amount of the change in the allowance for credit losses upon adoption will be dependent upon the characteristics of the portfolio at the adoption date, as well as macroeconomic conditions and forecasts at that date. A cumulative effect adjustment will be made to retained earnings for the impact of the standard at the beginning of the period the standard is adopted.

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

NOTE 2: INVESTMENT SECURITIES

The amortized cost and fair values of investment securities, as of the dates indicated, are summarized as follows:

	June 30, 2019
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$8,886	$33	$-	$8,919
Government Sponsored Entities (GSE) mortgage-backed securities	341	7	-	348
Corporate bonds	13,728	245	-	13,973
Collateralized mortgage obligations GSE	1,044	2	(4)	1,042
State and municipal taxable	362	5	-	367
State and municipal tax-exempt	35,588	117	(32)	35,673
Total	$59,949	$409	$(36)	$60,322

Available For Sale
US Government agency obligations	$24,189	$15	$(24)	$24,180
GSE mortgage-backed securities	26,256	23	(306)	25,973
Collateralized mortgage obligations GSE	9,464	8	(177)	9,295
Corporate bonds	8,796	13	(7)	8,802
State and municipal tax-exempt	1,701	-	(20)	1,681
Total	$70,406	$59	$(534)	$69,931

	December 31, 2018
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$8,749	$41	$-	$8,790
Government Sponsored Entities (GSE) mortgage-backed securities	389	-	-	389
Corporate bonds	13,851	124	(47)	13,928
Collateralized mortgage obligations GSE	1,159	-	(27)	1,132
State and municipal taxable	362	-	(3)	359
State and municipal tax-exempt	37,516	19	(998)	36,537
Total	$62,026	$184	$(1,075)	$61,135

Available For Sale
US Government agency obligations	$48,082	$-	$(359)	$47,723
GSE mortgage-backed securities	27,563	-	(1,005)	26,558
Collateralized mortgage obligations GSE	10,249	-	(441)	9,808
Corporate bonds	10,890	-	(186)	10,704
State and municipal tax-exempt	1,981	-	(131)	1,850
Total	$98,765	$-	$(2,122)	$96,643

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The following table details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at June 30, 2019 and December 31, 2018.

	June 30, 2019
			Fair Value	Unrealized	Fair Value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
Collateralized mortgage obligations GSE	$171	$(4)	$-	$-	$171	$(4)
State and municipal tax-exempt	5,537	(32)	-	-	5,537	(32)
Total	$5,708	$(36)	$-	$-	$5,708	$(36)
Available For Sale
US Government agency obligations	$13,965	$(24)	$-	$-	$13,965	$(24)
GSE mortgage-backed securities	22,599	(306)	-	-	22,599	(306)
Collateralized mortgage obligations GSE	6,980	(177)	-	-	6,980	(177)
Corporate bonds	5,028	(7)	-	-	5,028	(7)
State and municipal tax-exempt	1,681	(20)	-	-	1,681	(20)
Total	$50,253	$(534)	$-	$-	$50,253	$(534)

	December 31, 2018
			Fair Value	Unrealized	Fair Value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
Corporate bonds	$4,157	$(47)	$1,887	$(15)	$2,270	$(32)
Collateralized mortgage obligations GSE	1,132	(27)	-	-	1,132	(27)
State and municipal taxable	359	(3)	-	-	359	(3)
State and municipal tax-exempt	26,466	(998)	2,045	(31)	24,421	(967)
Total	$32,114	$(1,075)	$3,932	$(46)	$28,182	$(1,029)
Available For Sale
US Government agency obligations	$37,723	$(359)	$-	$-	$37,723	$(359)
GSE mortgage-backed securities	26,558	(1,005)	-	-	26,558	(1,005)
Collateralized mortgage obligations GSE	9,808	(441)	-	-	9,808	(441)
Corporate bonds	10,704	(186)	2,035	(7)	8,669	(179)
State and municipal tax-exempt	1,850	(131)	-	-	1,850	(131)
Total	$86,643	$(2,122)	$2,035	$(7)	$84,608	$(2,115)

As of June 30, 2019, there were fourteen collateralized mortgage obligations GSE, eighteen GSE mortgage-backed securities, three U.S. agency obligations, nine tax-exempt municipalities, and three corporate bonds which were in an unrealized loss position. DNB does not intend to sell these securities and management of DNB does not expect to be required to sell any of these securities prior to a recovery of their cost basis. Management has reviewed all of these securities and believes that DNB will collect all principal and interest that is due on debt securities on a timely basis.  Management does not believe any individual unrealized loss as of June 30, 2019 represents an other-than-temporary impairment (OTTI). DNB reviews its investment portfolio on a quarterly basis, reviewing each investment for OTTI. The OTTI analysis focuses on condition of the issuers as well as duration and severity of impairment in determining OTTI. As of June 30, 2019, the following securities were reviewed:

Collateralized mortgage obligations GSE  There are fourteen impaired securities classified as collateralized mortgage obligations GSE,  all of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 6.34% of its carrying value. All of these securities were issued and insured by FNMA, FHLMC or GNMA. DNB receives monthly principal and interest payments on all of these securities on a timely basis and none of these agencies have ever defaulted on mortgage-backed principal or interest. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from June 30, 2019 levels. Management concluded that these securities were not other-than-temporarily impaired at June 30, 2019.

GSE mortgage-backed securities  There are eighteen impaired securities classified as GSE mortgage-backed securities, all of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 1.86% of its carrying value. These securities were issued and insured by FNMA, FHLMC or GNMA. DNB receives monthly principal and interest payments on these securities on a timely basis and none of these have ever defaulted on mortgage-backed principal or interest. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from June 30, 2019 levels. Management concluded that these securities were not other-than-temporarily impaired at June 30, 2019.

US Government agency obligations  There are three impaired securities classified as agencies, all of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 0.41% of its carrying value. All of these securities were issued and insured by FHLB, FNMA or FHLMC. DNB has received timely interest payments on all of these securities and none of these agencies have ever defaulted on their bonds. DNB anticipates a recovery in the market value as the securities approach their maturity dates. Management concluded that these securities were not other-than-temporarily impaired at June 30, 2019.

State and municipal tax-exempt There are nine impaired securities in this category, which are comprised of intermediate to long-term municipal bonds, all of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 2.10% of its carrying value. All of the issues carry an  “AA” or better underlying credit rating and/or have strong underlying fundamentals; included but not limited to annual financial reports, geographic location, population, and debt ratios. In certain cases, options for calls reduce the effective duration and in turn, future market value fluctuations. All issues are performing and are expected to continue to perform in accordance with their respective contractual terms and conditions. There have not been disruptions of any payments associated with any of these municipal securities. These bonds are investment grade and the value decline is related to the changes in interest rates. Of the nine municipal securities, four are school districts that have state school district credit enhancement programs and one of those has additional insurance. The remaining five are one uninsured school district, one insured township, and three uninsured townships, all of which have strong underlying ratings. Management concluded that these securities were not other-than-temporarily impaired at June 30, 2019.

Corporate bonds There are three impaired bonds classified as corporate bonds, all of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 0.46% of its carrying value. The bonds are investment grade and the value decline is related to the changes in interest rates that occurred since the time of purchase and subsequent changes in spreads affecting the market prices. All of the issues carry a "BBB+" or better underlying credit support and were evaluated on the basis on their underlying fundamentals; included but not limited to annual financial reports, rating agency reports, capital strength and debt ratios. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from June 30, 2019 levels. Management concluded that these securities were not other-than-temporarily impaired at June 30, 2019.

The amortized cost and fair value of investment securities as of June 30, 2019, by final contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid without penalties.

	Held to Maturity		Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$11,735	$11,770	$14,989	$14,968
Due after one year through five years	14,149	14,245	18,448	18,455
Due after five years through ten years	27,454	27,697	14,329	14,214
Due after ten years	6,611	6,610	22,640	22,294
Total investment securities	$59,949	$60,322	$70,406	$69,931

The HTM securities called during the six months ended June 30, 2019 resulted in a gain on call of $3,000.  Gains and losses resulting from investment sales, redemptions or calls were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Gross realized gains-AFS	$10	$-	$10	$-
Gross realized gains-HTM	-	-	3	-
Gross realized losses-AFS	(9)	-	(9)	-
Net realized gain	$1	$-	$4	$-

At June 30, 2019 and December 31, 2018, investment securities with a carrying value of approximately $69.7 million and $95.8 million, respectively, were pledged to secure public funds and for other purposes as required by law.

NOTE 3: LOANS

The following table sets forth information concerning the composition of total loans outstanding, as of the dates indicated.

(Dollars in thousands)	June 30, 2019	December 31, 2018
Residential mortgage	$98,802	$99,932
Commercial mortgage	521,060	535,735
Commercial:
Commercial term	179,294	166,335
Commercial construction	77,060	76,302
Consumer:
Home equity	49,492	51,536
Other	4,813	5,131
Total loans	$930,521	$934,971
Less allowance for credit losses	(6,672)	(6,675)
Net loans	$923,849	$928,296

Information concerning non-accrual loans is shown in the following tables:

			Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
(Dollars in thousands)	June 30, 2019	December 31, 2018	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income
Non-accrual loans:
Residential mortgage	$779	$905	$11	$-	$11	$23	$-	$23
Commercial mortgage	563	1,307	1	-	1	27	-	27
Commercial:
Commercial term	2,026	2,300	22	-	22	65	-	65
Commercial construction	2,274	476	13	-	13	13	-	13
Consumer:
Home equity	143	391	(1)	-	(1)	6	-	6
Other	138	167	3	-	3	6	-	6
Total non-accrual loans	$5,923	$5,546	$49	$-	$49	$140	$-	$140
Loans 90 days past due and accruing	205	233	3	3	-	3	3	-
Total non-performing loans	$6,128	$5,779	$52	$3	$49	$143	$3	$140

		Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(Dollars in thousands)	June 30, 2018	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income
Non-accrual loans:
Residential mortgage	$1,344	$18	$-	$18	$43	$-	$43
Commercial mortgage	1,593	28	-	28	58	-	58
Commercial:
Commercial term	2,583	46	-	46	90	-	90
Commercial construction	488	9	-	9	20	-	20
Consumer:
Home equity	498	3	-	3	8	-	8
Other	215	3	-	3	11	-	11
Total non-accrual loans	$6,721	$107	$-	$107	$230	$-	$230
Loans 90 days past due and accruing	23	1	1	-	1	1	-
Total non-performing loans	$6,744	$108	$1	$107	$231	$1	$230

NOTE 4: ALLOWANCE FOR CREDIT LOSSES

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a scheduled payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of June 30, 2019 and December 31, 2018.

Age Analysis of Past Due Loans Receivable

	June 30, 2019
							Loans
	30-59	60-89					Receivable
	Days	Days	Greater			Total	> 90
	Past	Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivable	Accruing
Residential mortgage	$972	$378	$610	$1,960	$96,842	$98,802	$142
Commercial mortgage (less acquired with credit deterioration)	47	-	625	672	519,867	520,539	63
Acquired commercial mortgage with credit deterioration	-	-	-	-	521	521	-
Commercial:
Commercial term	920	-	296	1,216	178,078	179,294	-
Commercial construction	-	-	-	-	77,060	77,060	-
Consumer:
Home equity	168	120	143	431	49,061	49,492	-
Other	85	2	88	175	4,638	4,813	-
Total	$2,192	$500	$1,762	$4,454	$926,067	$930,521	$205

	December 31, 2018
							Loans
	30-59	60-89					Receivable
	Days	Days	Greater			Total	> 90
	Past	Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivable	Accruing
Residential mortgage	$666	$1,742	$845	$3,253	$96,679	$99,932	$130
Commercial mortgage (less acquired with credit deterioration)	-	-	840	840	534,739	535,579	103
Acquired commercial mortgage with credit deterioration	-	-	-	-	156	156	-
Commercial:
Commercial term	20	37	957	1,014	165,321	166,335	-
Commercial construction	-	-	-	-	76,302	76,302	-
Consumer:
Home equity	398	144	247	789	50,747	51,536	-
Other	26	-	108	134	4,997	5,131	-
Total	$1,110	$1,923	$2,997	$6,030	$928,941	$934,971	$233

DNB had $353,000 of residential mortgage loans in the process of foreclosure and $97,000 in residential real estate in other real estate owned as of June 30, 2019. DNB had no residential mortgage loans in the process of foreclosure and $97,000 of residential real estate in other real estate owned as of December 31, 2018.

The following tables summarize information in regards to impaired loans by loan portfolio class as of June 30, 2019 and December 31, 2018, and for the three and six months ended June 30, 2019 and 2018.

Impaired Loans

	June 30, 2019			December 31, 2018
	Recorded	Unpaid	Related	Recorded	Unpaid	Related
	Investment	Principal	Allowance	Investment	Principal	Allowance
(Dollars in thousands)		Balance			Balance
With no related allowance recorded:
Residential mortgage	$2,759	$3,110	$-	$1,462	$1,804	$-
Commercial mortgage	1,513	1,766	-	1,532	1,780	-
Acquired commercial mortgage with credit deterioration	521	535	-	514	527
Commercial:
Commercial term	1,309	1,841	-	1,343	1,845	-
Commercial construction	2,274	2,321	-	476	514	-
Consumer:
Home equity	279	284	-	531	535	-
Other	168	242	-	156	205	-
Total	$8,823	$10,099	$-	$6,014	$7,210	$-
With allowance recorded:
Residential mortgage	-	-	-	73	73	1
Commercial mortgage	-	-	-	737	802	78
Commercial:
Commercial term	717	744	161	957	1,015	203
Consumer:
Other	-	-	-	41	42	3
Total	$717	$744	$161	$1,808	$1,932	$285
Total:
Residential mortgage	2,759	3,110	-	1,535	1,877	1
Commercial mortgage	1,513	1,766	-	2,269	2,582	78
Acquired commercial mortgage with credit deterioration	521	535	-	514	527	-
Commercial:
Commercial term	2,026	2,585	161	2,300	2,860	203
Commercial construction	2,274	2,321	-	476	514	-
Consumer:
Home equity	279	284	-	531	535	-
Other	168	242	-	197	247	3
Total	$9,540	$10,843	$161	$7,822	$9,142	$285

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Residential mortgage	$ 2,770	$ 16	$ 2,109	$ 5	$ 2,358	$ 18	$ 2,042	$ 6
Commercial mortgage	1,845	12	2,597	12	1,986	24	2,668	24
Acquired commercial mortgage with credit deterioration	521	9	654	8	519	18	748	15
Commercial:
Commercial term	1,318	-	2,024	-	1,326	-	1,931	-
Commercial construction	1,137	-	493	-	758	-	500	-
Consumer:
Home equity	404	3	624	2	447	4	620	4
Other	172	-	207	-	180	1	177	-
Total	$ 8,167	$ 40	$ 8,708	$ 27	$ 7,574	$ 65	$ 8,686	$ 49
With allowance recorded:
Residential mortgage	-	-	37	-	-	-	25	-
Acquired residential mortgage with credit deterioration	-	-	-	-	-	-	2	-
Commercial mortgage	-	-	81	-	-	-	60	-
Commercial:
Commercial term	717	-	774	-	797	-	628	-
Consumer:
Other	-	-	71	-	-	-	90	-
Total	$ 717	$ -	$ 963	$ -	$ 797	$ -	$ 805	$ -
Total:
Residential mortgage	2,770	16	2,146	5	2,358	18	2,067	6
Acquired residential mortgage with credit deterioration	-	-	-	-	-	-	2	-
Commercial mortgage	1,845	12	2,678	12	1,986	24	2,728	24
Acquired commercial mortgage with credit deterioration	521	9	654	8	519	18	748	15
Commercial:
Commercial term	2,035	-	2,798	-	2,123	-	2,559	-
Commercial construction	1,137	-	493	-	758	-	500	-
Consumer:
Home equity	404	3	624	2	447	4	620	4
Other	172	-	278	-	180	1	267	-
Total	$ 8,884	$ 40	$ 9,671	$ 27	$ 8,371	$ 65	$ 9,491	$ 49

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within DNB’s internal risk rating system as of June 30, 2019 and December 31, 2018.

Credit Quality Indicators

	June 30, 2019
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$96,078	$142	$2,582	$-	$98,802
Commercial mortgage	504,508	13,387	3,165	-	521,060
Commercial:
Commercial term	174,507	695	4,092	-	179,294
Commercial construction	73,325	935	2,800	-	77,060
Consumer:
Home equity	49,198	151	143	-	49,492
Other	4,674	-	139	-	4,813
Total	$902,290	$15,310	$12,921	$-	$930,521

	December 31, 2018
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$97,577	$-	$2,355	$-	$99,932
Commercial mortgage	528,692	2,367	4,676	-	535,735
Commercial:
Commercial term	161,051	1,178	4,106	-	166,335
Commercial construction	72,077	3,603	622	-	76,302
Consumer:
Home equity	50,988	143	405	-	51,536
Other	4,924	-	207	-	5,131
Total	$915,309	$7,291	$12,371	$-	$934,971

Troubled Debt Restructurings Loans whose terms are modified are classified as troubled debt restructurings (“TDR”) if DNB grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. During the six month period ended June 30, 2019, DNB classified two residential mortgage loans totaling $1.5 million and four commercial term loans totaling $421,000 as TDR. One residential mortgage loan’s rate was changed but the term was not extended, and the other residential mortgage loan and the four commercial term loans had their terms extended. During the six month period ended June 30, 2018, DNB classified one residential mortgage loan totaling $73,000 as TDR. The loan’s rate was changed but the term was not extended. Loans classified as troubled debt restructurings are designated as impaired. The recorded investments in troubled debt restructured loans at June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019
	Pre-Modification	Post-Modification
(Dollars in thousands)	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Residential mortgage	$2,155	$2,308	$2,110
Commercial mortgage	992	992	950
Commercial term	421	421	421
Consumer:
Home equity	148	148	136
Other	40	42	30
Total	$3,756	$3,911	$3,647

	December 31, 2018
	Pre-Modification	Post-Modification
(Dollars in thousands)	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Residential mortgage	$676	$805	$630
Commercial mortgage	992	992	962
Consumer:
Home equity	148	148	140
Other	40	42	30
Total	$1,856	$1,987	$1,762

At June 30, 2019,  DNB had fifteen TDRs with recorded investment totaling $3,647,000,  ten of which are accruing loans in compliance with the terms of the modifications and five of which are non-accrual loans. As a result of collateral evaluations, specific reserves and charge-offs have been taken where appropriate. DNB recognized partial charge-offs totaling $151,000 on two residential loans prior to their restructuring and $2,000 on one consumer installment loan after its restructuring. As of June 30, 2019, there were no defaulted TDRs as all TDRs were current with respect to their associated forbearance agreements. There were no defaults on TDRs during the six months ended June 30, 2019.

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

The following tables set forth the composition of DNB’s allowance for credit losses as of June 30, 2019 and December 31, 2018, the activity for the three and six months ended June 30, 2019 and 2018 and as of and for the year ended December 31, 2018.

Allowance for Credit Losses and Recorded Investment in Loans Receivables

	Residential	Commercial	Commercial	Commercial	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - April 1, 2019	$156	$3,493	$1,189	$1,080	$183	$43	$575	$6,719
Charge-offs	-	(23)	(22)	-	(128)	-	-	(173)
Recoveries	-	7	19	-	-	-	-	26
Provisions	(23)	102	(42)	(48)	154	(4)	(39)	100
Ending balance - June 30, 2019	$133	$3,579	$1,144	$1,032	$209	$39	$536	$6,672

	Residential	Commercial	Commercial	Commercial	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2019	$161	$3,647	$1,062	$1,032	$190	$46	$537	$6,675
Charge-offs	-	(105)	(91)	-	(128)	(17)	-	(341)
Recoveries	4	7	27	-	-	-	-	38
Provisions	(32)	30	146	-	147	10	(1)	300
Ending balance - June 30, 2019	$133	$3,579	$1,144	$1,032	$209	$39	$536	$6,672
Ending balance: individually evaluated for impairment	$-	$-	$161	$-	$-	$-	$-	$161
Ending balance: collectively evaluated for impairment	$133	$3,579	$983	$1,032	$209	$39	$536	$6,511
Loans receivables:
Ending balance	$98,802	$521,060	$179,294	$77,060	$49,492	$4,813		$930,521
Ending balance: individually evaluated for impairment	$2,759	$1,513	$2,026	$2,274	$279	$168		$9,019
Ending balance: acquired with credit deterioration	$-	$521	$-	$-	$-	$-		$521
Ending balance: collectively evaluated for impairment	$96,043	$519,026	$177,268	$74,786	$49,213	$4,645		$920,981
Reserve for unfunded loan commitments included in other liabilities	$-	$2	$189	$209	$20	$-		$420

	Residential	Commercial	Commercial	Commercial	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - April 1, 2018	$226	$2,987	$904	$1,219	$176	$55	$578	$6,145
Charge-offs	(103)	(171)	(47)	-	-	(37)	-	(358)
Recoveries	25	-	-	-	-	1	-	26
Provisions	59	260	32	136	20	30	(162)	375
Ending balance - June 30, 2018	$207	$3,076	$889	$1,355	$196	$49	$416	$6,188

	Residential	Commercial	Commercial	Commercial	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2018	$221	$2,856	$845	$1,128	$183	$63	$547	$5,843
Charge-offs	(137)	(184)	(64)	-	-	(49)	-	(434)
Recoveries	26	-	2	-	-	1	-	29
Provisions	97	404	106	227	13	34	(131)	750
Ending balance - June 30, 2018	$207	$3,076	$889	$1,355	$196	$49	$416	$6,188
Reserve for unfunded loan commitments included in other liabilities	$-	$3	$183	$201	$21	$-		$408

	Residential	Commercial	Commercial	Commercial	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Ending balance - December 31, 2018	$161	$3,647	$1,062	$1,032	$190	$46	$537	$6,675
Ending balance: individually evaluated for impairment	$1	$78	$203	$-	$-	$3	$-	$285
Ending balance: collectively evaluated for impairment	$160	$3,569	$859	$1,032	$190	$43	$537	$6,390
Loans receivables:
Ending balance	$99,932	$535,735	$166,335	$76,302	$51,536	$5,131		$934,971
Ending balance: individually evaluated for impairment	$1,535	$2,269	$2,300	$476	$531	$197		$7,308
Ending balance: acquired with credit deterioration	$-	$514	$-	$-	$-	$-		$514
Ending balance: collectively evaluated for impairment	$98,397	$532,952	$164,035	$75,826	$51,005	$4,934		$927,149
Reserve for unfunded loan commitments included in other liabilities	$-	$4	$167	$206	$21	$-		$398

NOTE 5: EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the treasury stock method and reflects the potential dilution that could occur from the exercise of stock options, and warrants and the amortized portion of unvested stock awards. Stock options and unvested stock awards for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. Treasury shares are not deemed outstanding for calculations. There were no outstanding stock warrants, no anti-dilutive stock options, and no anti-dilutive stock awards outstanding at June 30, 2019 and June 30, 2018. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended			Six Months Ended
	June 30, 2019			June 30, 2019
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$2,587	4,331	$0.60	$5,174	4,329	$1.20
Effect of potential dilutive common stock equivalents – stock options and restricted shares	-	5	-	-	4	(0.01)
Diluted EPS
Income available to common stockholders after assumed conversions	$2,587	4,336	$0.60	$5,174	4,333	$1.19

	Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$2,049	4,298	$0.48	$4,662	4,295	$1.09
Effect of potential dilutive common stock equivalents – stock options and restricted shares	-	16	(0.01)	-	17	(0.01)
Diluted EPS
Income available to common stockholders after assumed conversions	$2,049	4,314	$0.47	$4,662	4,312	$1.08

NOTE 6: ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders' equity are as follows:

Accumulated Other Comprehensive Loss	Before-Tax	Tax	Net-of-Tax
(Dollars in thousands)	Amount	Effect	Amount
June 30, 2019
Net unrealized loss on AFS securities	$(475)	$100	$(375)
Unrealized actuarial losses-pension	(1,637)	343	(1,294)
	$(2,112)	$443	$(1,669)
December 31, 2018
Net unrealized loss on AFS securities	$(2,122)	$445	$(1,677)
Unrealized actuarial losses-pension	(1,637)	343	(1,294)
	$(3,759)	$788	$(2,971)

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

NOTE 8: STOCK-BASED COMPENSATION

Stock Option Plan

DNB has a Stock Option Plan for employees and directors. Under the plan, options (both qualified and non-qualified) to purchase a maximum of 793,368 (as adjusted for subsequent stock dividends) shares of DNB’s common stock could be issued to employees and directors. Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years. Vesting of options under the plan is determined by the Plan Committee. There were 354,090 shares available for grant at June 30, 2019. All options are immediately exercisable. During the six months ended June 30, 2019 and 2018, DNB had no expenses related to the plan. Under the Stock Option Plan, no shares were exercised during the six months ended June 30, 2019. Under the Stock Option Plan, 5,300 shares were exercised during the six months ended June 30, 2018. The shares awarded from the non-qualified cashless exercises resulted in an increase in shares outstanding of 2,338 shares. There was a cash equivalent of 2,962 shares used to pay all applicable taxes on the transactions. DNB had no stock option activity during the six months ended June 30, 2019 and had no stock options outstanding at June 30, 2019 or December 31, 2018.  Stock option activity is indicated below.

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

Share awards granted by the Plan were recorded at the date of award based on the market value of shares. Awards are being amortized to expense over a three or four year cliff-vesting period. DNB records compensation expense equal to the value of the shares being amortized. For the three and six month periods ended June 30, 2019, $82,000 and $143,000 was amortized to expense. For the three and six month periods ended June 30, 2018,  $108,000 and $204,000 was amortized to expense.

As of June 30, 2019, there was approximately $568,000 in additional compensation that will be recognized over the weighted average life of 1.60 years. At June 30, 2019,  482,501 shares were reserved for future grants under the Plan.

There were 8,500 restricted shares that vested during the six months ended June 30, 2018. The shares awarded from the cashless exercises resulted in an increase in shares outstanding of 4,908 shares. There was a cash equivalent of 3,492 shares used to pay all applicable taxes on the transactions. There were no such transactions during the six months ended June 30, 2019. Stock grant activity is indicated below:

		Weighted Average
	Shares	Stock Price
Non-vested stock awards—January 1, 2019	18,590	$30.90
Granted	10,600	39.36
Forfeited	-	-
Vested	-	-
Non-vested stock awards—June 30, 2019	29,190	$33.98

		Weighted Average
	Shares	Stock Price
Non-vested stock awards—January 1, 2018	31,130	$26.53
Granted	10,750	33.98
Forfeited	4,345	28.92
Vested	8,500	26.69
Non-vested stock awards—June 30, 2018	29,035	$28.88

NOTE 9:  INCOME TAXES

As of June 30, 2019, DNB had no material unrecognized tax benefits or accrued interest and penalties. It is DNB’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.  Federal and state tax years 2016 through 2018 were open for examination as of June 30, 2019.

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

The following tables present assets measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

	June 30, 2019

(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities:
US Government agency obligations	$-	$24,180	$-	$24,180
GSE mortgage-backed securities	-	25,973	-	25,973
Collateralized mortgage obligations GSE	-	9,295	-	9,295
Corporate bonds	-	8,802	-	8,802
State and municipal tax-exempt	-	1,681	-	1,681
Total	$-	$69,931	$-	$69,931

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$691	$691
OREO and other repossessed property	-	-	1,430	1,430
Total	$-	$-	$2,121	$2,121

	December 31, 2018

(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities:
US Government agency obligations	$-	$47,723	$-	$47,723
GSE mortgage-backed securities	-	26,558	-	26,558
Collateralized mortgage obligations GSE	-	9,808	-	9,808
Corporate bonds	-	10,704	-	10,704
State and municipal tax-exempt	-	1,850	-	1,850
Total	$-	$96,643	$-	$96,643

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$1,523	$1,523
OREO and other repossessed property	-	-	1,247	1,247
Total	$-	$-	$2,770	$2,770

The following table presents additional information about assets measured at fair value on a nonrecurring basis and for which DNB has utilized Level 3 inputs to determine fair value:

June 30, 2019
Quantitative Information about Level 3 Fair Value Measurement

	Fair Value	Valuation		Range
(Dollars in thousands)	Estimate	Techniques	Unobservable Input	(Weighted Average)
Impaired loans - Commercial term	$556	Appraisal of collateral (1)	Disposal costs (2)	0%	to	-8%	(-4%)
Impaired loans - Consumer other	135	Appraisal of collateral (1)	Disposal costs (2)	-7%	to	-8%	(-8%)
Impaired loan total	$691
Other real estate owned	$1,430		Disposal costs (2)	-8%	to	-8%	(-8%)
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

Impaired loans.    Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $9.5 million at June 30, 2019. Of this, $717,000 had specific valuation allowances of $161,000, leaving a fair value of $556,000 as of June 30, 2019. In addition, DNB had $152,000 in impaired loans that were partially charged down by $17,000, leaving $135,000 at fair value as of June 30, 2019. The total fair value of impaired loans at June 30, 2019 was $691,000.

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

Other Real Estate Owned & other repossessed property.  Other real estate owned (“OREO”) consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets are classified as OREO and other repossessed property are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. DNB had $2.8 million of such assets at June 30, 2019, $2.7 million of which was OREO and $106,000 was in other repossessed property. DNB had $5.1 million of such assets at December 31, 2018, which consisted of $4.9 million in OREO and $142,000 in other repossessed property. DNB wrote down the carrying values of certain assets totaling $1.5 million by $105,000 to $1.4 million during the six month period ended June 30, 2019. DNB wrote down the carrying values of certain assets totaling $1.6 million by $355,000 to $1.2 million during the year ended December 31, 2018.

DNB's policy is to recognize transfer between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Level 1 and 2 for the six months ended June 30, 2019.

Below is management’s estimate of the fair value of all financial instruments, whether carried at cost or fair value on the Company’s consolidated statement of financial condition. The carrying amounts and fair values of financial instruments at June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$46,398	$46,398	$46,398	$-	$-
AFS investment securities	69,931	69,931	-	69,931	-
HTM investment securities	59,949	60,322	-	58,322	2,000
Restricted stock	5,734	5,734	-	5,734	-
Loans held-for-sale	501	515	-	-	515
Loans, net of allowance, including impaired	923,849	921,497	-	-	921,497
Accrued interest receivable	4,297	4,297	-	4,297	-
Financial liabilities
Deposits:
Non-interest-bearing	178,454	178,454	-	178,454	-
NOW, Money market, and Savings	531,002	531,002	-	531,002	-
Time	178,530	178,808	-	178,808	-
Brokered	87,877	87,369	-	87,369	-
FHLBP advances	31,203	31,112	-	31,112	-
Junior subordinated debentures and other borrowings	9,279	9,990	-	9,990	-
Subordinated debt	9,750	9,271	-	9,271	-
Accrued interest payable	641	641	-	641	-
Off-balance sheet instruments	-	-	-	-	-

	December 31, 2018

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$17,321	$17,321	$17,321	$-	$-
AFS investment securities	96,643	96,643	-	96,643	-
HTM investment securities	62,026	61,135	-	59,135	2,000
Restricted stock	5,616	5,616	-	5,616	-
Loans held-for-sale	419	429	-	-	429
Loans, net of allowance, including impaired	928,296	914,822	-	-	914,822
Accrued interest receivable	4,207	4,207	-	4,207	-
Financial liabilities
Deposits:
Non-interest-bearing	164,746	164,746	-	164,746	-
NOW, Money market, and Savings	549,073	549,073	-	549,073	-
Time	162,096	160,944	-	160,944	-
Brokered	108,651	97,250	-	97,250	-
FHLBP advances	32,935	32,347	-	32,347	-
Junior subordinated debentures and other borrowings	9,279	10,285	-	10,285	-
Subordinated debt	9,750	9,505	-	9,505	-
Accrued interest payable	646	646	-	646	-
Off-balance sheet instruments	-	-	-	-	-

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

These forward-looking statements include statements with respect to the Corporation’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Corporation’s control).  The words “may,” “could,” “should,” “would,” “will,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements.  The following factors, among others, could cause the Corporation’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Corporation conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; the downgrade, and any future downgrades, in the credit rating of the U.S. Government and federal agencies; inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Corporation and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of users to substitute competitors’ products and services for the Corporation’s products and services; the success of the Corporation in gaining regulatory approval of its products and services, when required; the impact of changes in laws and regulations applicable to financial institutions (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; the nature, extent, and timing of governmental actions and reforms the implementation of Basel III, which may be changed unilaterally and retroactively by legislative or regulatory actions; the ability to complete the previously announced business combination with S&T; the ability to achieve the expected benefits of the merger with S&T in the time frames expected or at all, or may be more costly to achieve; that prior to completion of the merger transaction or thereafter, the parties’ respective businesses may not perform as expected due to transaction-related uncertainties or other factors; the parties’ ability to implement successful integration strategies; the ability to obtain the required regulatory approvals, shareholder approvals, or other closing conditions in a timely manner, or at all; reputational risks and the reaction of the parties’ customers to the merger transaction; diversion of management time to merger-related issues; and the success of the Corporation at managing the risks involved in the foregoing.

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

The Bank was organized in 1860. The Bank is a national banking association that is a member of the Federal Reserve System, the deposits of which are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is a full service commercial bank providing a wide range of services to individuals and small to medium sized businesses in the southeastern Pennsylvania market area, including accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans. In addition, the Bank has fourteen (14) full service branches and a full-service wealth management group known as “DNB First Wealth Management.” The Bank’s financial subsidiary, DNB Financial Services, Inc., (also known as “DNB Investments & Insurance”) is a Pennsylvania licensed insurance agency, which, through a third party marketing agreement with Cetera Investment Services, LLC, sells a broad variety of insurance and investment products. The Bank’s other subsidiaries are Downco, Inc. and DN Acquisition

Company, Inc. which were incorporated in December 1995 and December 2008, respectively, for the purpose of acquiring and holding Other Real Estate Owned acquired through foreclosure or deed in-lieu-of foreclosure, as well as Bank-occupied real estate.

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

Merger Agreement.  On June 5, 2019, S&T Bancorp, Inc. (“S&T”) and DNB entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which DNB will merge with and into S&T (the “Merger”), with S&T continuing as the surviving entity in the Merger, subject to the terms and conditions set forth therein.  Immediately following the Merger, DNB’s wholly owned bank subsidiary, DNB First, National Association, will merge with and into S&T’s wholly owned bank subsidiary, S&T Bank (the “Bank Merger”), with S&T Bank continuing as the surviving entity in the Bank Merger. The Merger Agreement was unanimously approved by the Board of Directors of each of S&T and DNB.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), DNB shareholders will have the right to receive 1.22 shares of common stock, par value $2.50 per share, of S&T for each share of common stock, par value $1.00 per share, of DNB.

The merger is subject to customary closing conditions enumerated in the merger agreement, including receipt of regulatory approvals and the approval of DNB’s shareholders. It is anticipated that the transaction will close during the fourth quarter of 2019.

MATERIAL CHALLENGES, RISKS AND OPPORTUNITIES

The following is a summary of material challenges, risks and opportunities DNB has faced during the six month period ended June 30, 2019:

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

The principal objective of the Bank’s interest rate risk management is to evaluate the interest rate risk included in certain on and off-balance sheet accounts, determine the level of risk appropriate given the Bank’s business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with management’s approved guidelines. Through such management, DNB seeks to reduce the vulnerability of its operations to changes in interest rates. The Bank’s Asset Liability Committee (the “ALCO”) is responsible for reviewing the Bank’s asset/liability policies and interest rate risk position and making decisions involving asset liability considerations. The ALCO meets on a quarterly basis and reports trends and the Bank’s interest rate risk position to the Board of Directors.  The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Bank.

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

Material Trends and Uncertainties.

DNB reported net income of $2.6 million, or $0.60 per diluted share, for the quarter ending June 30, 2019, compared with $2.0 million, or $0.47 per diluted share, for the same quarter, last year. For the six months ended June 30, 2019, net income was $5.2 million, or $1.19 per diluted share, compared with $4.7 million, or $1.08 per diluted share, for the same period, last year. Results for the three and six months ending June 30, 2019, included $519,000 of transaction expenses for the recently announced merger with S&T.

There are many aspects of the economy and the Federal Reserve’s monetary policy that influence DNB’s ability to grow revenues and net income. In general, the U.S. economy is growing at a moderate pace. The Federal Open Market Committee (FOMC) decided at their June 19, 2019 meeting to maintain the current target range for the federal funds rate at 2.25%-2.50%. The FOMC removed the word “patient” from its statement and noted that “uncertainties” have increased in the economic outlook. The Federal Reserve (Fed) will continue reducing its balance sheet through redemptions of Treasury securities of $15 billion per month—while continuing to redeem mortgage-backed security purchases by up to $20 billion per month. The committee intends to conclude its balance sheet runoff at the end of September 2019. Labor market activity remains strong, and economic activity is rising at a moderate rate. Job gains have been solid, while the unemployment rate has remained low. Indicators suggest that growth of household spending has picked up from earlier this year, while business fixed investment remains soft. Both overall inflation—and core inflation, excluding food and energy—have declined. Currently, both are below the Fed’s long-term target of 2%. Looking forward, the committee expects inflation to run near its 2% target over the medium term. Current global economic and financial uncertainties, along with muted inflation pressures, imply that incoming economic data will impact the outlook for any future adjustments to the target range for the federal funds rate. Timing of future federal funds rate changes will reflect labor market conditions; indicators of inflation pressures and expectations; and financial and international developments. The Fed will act appropriately to sustain the expansion.

Although the national and international economies influence DNB’s results, economic conditions in southeastern Pennsylvania are more germane, as the majority of DNB’s loan and deposits relationships are with businesses and individuals within the Third Federal Reserve District. The Federal Reserve’s June 5, 2019 Beige Book summarizes the economic climate which impacts DNB’s operating environment.

The June 5, 2019 Beige Book indicated that, on balance, aggregate business activity in the Third District strengthened further to a modest pace of growth. Growth was characterized as slight in the April 17, 2019 Beige Book Period. Growth of manufacturing, non-auto retail sales, and tourism picked up to a modest pace, while homebuilding held steady and auto sales appeared to have fallen slightly. The Federal Reserve Bank’s contacts noted that tariffs continued to prompt concerns, induce uncertainty, and delay business investment. The labor market tightened further and continued to constrain employment growth and spur moderate wage increases. Overall, price pressures remained modest. The firms' outlook for growth over the next six months remained positive and edged higher overall, with more than half of all firms anticipating increases in general activity and less than a third expecting no change.

Overall, Third District homebuilders reported no change in contract signings for early spring on a year-over-year basis after growing slightly last period. However, better weather this spring has been good for construction activity. Existing home sales continued to decline moderately across most local markets. The spring sales season brought no relief to the falling inventory of new listings.

The Federal Reserve’s non-residential real estate contacts reported that, on balance, commercial real estate construction and leasing activity continued to edge back from relatively high levels, but the Federal Reserve Bank’s contacts describe markets as healthy with room to grow for the remainder of 2019. Office and industrial markets were characterized with positive net absorption, stable vacancy rates, rent growth, and incremental new construction.

Third District financial firms reported a continuation of moderate growth in overall loan volumes (excluding credit cards) on a year-over-year basis and a continuation of modest growth in credit card lending. During the June 5, 2019 period (reported without seasonal adjustments), volumes appeared to grow robustly in home mortgages and auto lending. Loans grew slightly for commercial and industrial lending. Commercial real estate loans, home equity lines, and other consumer loans (not elsewhere classified) were flat to down slightly. The Federal Reserve Bank’s contacts continued to note looser lending standards and aggressive pricing but few problems with credit quality. The Federal Reserve Bank’s contacts in and out of the banking sector have noted that firms are now taking longer to pay (but without becoming delinquent); some suggest this may represent the relative value of money now that deposit interest rates are higher. Bankers and their customers continued to be bullish for the remainder of 2019.

During the June 5, 2019 Beige Book Period, Third District manufacturing firms reported a modest growth in activity after noting a slight increase in the April 17, 2019 Beige Book Period. Shipments and unfilled orders are running a bit above long-term non-recession averages; however, new orders are at typical levels. The makers of lumber products, chemicals, fabricated metal products, and industrial machinery tended to note gains in new orders and shipments, while primary metal producers reported little change. Tariffs remained a key concern for many manufacturers. The Federal Reserve Bank’s contacts noted that much of the impact from the initial 10 percent tariffs was absorbed along the supply chain before reaching the consumer. However, they expect much more of the impact from the 25 percent tariffs to be passed through to the consumer. Manufacturers' expectations of activity and of new orders over the next six months have changed little since the April 17, 2019 Beige Book Period and have generally remained below long-term non-recession averages. Expectations for future shipments did rise somewhat, as did expectations of future employment and planned capital spending. The latter two indicators were above their historical non-recession averages.

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

FINANCIAL CONDITION

DNB's total assets were $1.15 billion at June 30, 2019, compared to $1.16 billion at December 31, 2018. The $3.8 million decrease in total assets was primarily attributable to a $28.8 million decrease in investment securities and a $4.4 million decrease in net loans, offset by a $29.1 million increase in cash and cash equivalents.

Investment Securities. Investment securities at June 30, 2019 were $129.9 million, compared to $158.7 million at December 31, 2018. The $28.8 million decrease in investment securities was primarily due to $61.9 million in sales, principal pay-downs, calls and maturities, offset by $31.5 million in purchases of investment securities, and a $1.6 million decrease in unrealized loss of the AFS portfolio.

Gross Loans. DNB’s loans held for investment decreased $4.5 million to $930.5 million at June 30, 2019, compared to $935.0 million at December 31, 2018. Total commercial loans decreased $958,000, residential loans decreased $1.1 million, and consumer loans decreased $2.4 million.

Deposits. Deposits were $975.9 million at June 30, 2019, compared to $984.6 million at December 31, 2018. Deposits decreased $8.7 million or 0.88% during the six month period ended June 30, 2019. Core deposits, which are comprised of demand, NOW, money markets and savings accounts, decreased by $4.4 million, time deposits increased by $16.4 and brokered deposits decreased by $20.8 million.

Borrowings. Borrowings were $50.5 million at June 30, 2019, compared to $55.3 million at December 31, 2018. The decrease of $4.8 million or 8.62% was primarily due to a $1.7 million decrease in FHLBP advances and a $3.0 million decrease in other borrowings.

Stockholders’ Equity. Stockholders' equity was $118.2 million at June 30, 2019, compared to $111.8 million at December 31, 2018. The increase in stockholders’ equity was primarily a result of year-to-date earnings of $5.2 million, other comprehensive income of $1.3 million,  non-cash funding of treasury shares totaling $297,000, and restricted stock compensation expense of $143,000. These additions to stockholders’ equity were partially offset by $606,000 of dividends paid on DNB’s common stock.

RESULTS OF OPERATIONS

SUMMARY

Net income for the three and six month periods ended June 30, 2019 was $2.6 million and $5.2 million, or $0.60 and $1.20 per diluted share, respectively, compared to $2.0 million and $4.7 million, or $0.47 and $1.08 per diluted share, for the same period in 2018. The $538,000 increase in net income in the second quarter of 2019 compared to the second quarter of 2018 was primarily attributable to a $447,000 increase in net interest income before provision (primarily due to increased interest income on loans), a $275,000 decrease in provision for credit losses, a $28,000 decrease in non-interest expense (primarily due to decreased salaries and employee benefits expenses), and a $12,000 increase in non-interest income, offset by a $224,000 increase in income tax expense. The $512,000 increase in net income during the six month period ended June 30, 2019 compared to the six month period ended June 30, 2018 was primarily attributable to an $818,000 increase in net interest income before provision (primarily due to increased interest income on loans), a $450,000 decrease in provision for credit loss, and a $13,000 increase in non-interest income, offset by a $520,000 increase in non-interest expense (primarily due to $519,000 of transaction costs related to the pending merger with S&T) and a $249,000 increase in income tax expense.

NET INTEREST INCOME

DNB's earnings performance is primarily dependent upon its level of net interest income, which is the excess of interest income over interest expense.  Interest income includes interest earned on loans, investments and federal funds sold and interest-earning cash, as well as loan fees and dividend income earned on investment securities.  Interest expense includes interest on deposits, Federal Home Loan Bank of Pittsburgh ("FHLBP") advances, Federal funds purchased, subordinated debentures and notes, and other borrowings.

Net interest income for the three and six month periods ended June 30, 2019 was $9.5 million and $18.9 million, respectively, compared to $9.1 million and $18.1 million for the same periods in 2018. Interest income for the three and six month periods ended June 30, 2019 was $12.5 million and $24.9 million,  respectively, compared to $11.3 million and $22.2 million for the same periods in 2018. The $1.2 million increase in interest income in the second quarter of 2019, compared to the second quarter of 2018, was primarily due to increases of $1.2  million in interest and fees on loans and $93,000 in interest on cash and cash equivalents, offset by a decrease of $57,000 in interest and dividends on investment securities. The $2.7 million increase in interest income during the six months ended June 30, 2019 compared to the six month period ended June 30, 2018 was primarily due to increases of $2.6 million in interest and fees on loans and $115,000 in interest on cash and cash equivalents, offset by a decrease of $40,000 in interest and dividends on investment securities. The weighted average yield on total interest-earning assets was 4.53% and 4.52% for the three and six month periods ended June 30, 2019, respectively, compared to 4.28% and 4.26% for the same periods in 2018. Interest expense for the three and six month periods ended June 30, 2019 was $3.0 million and $6.0 million, respectively, compared to $2.2 million and $4.1 million for the same periods in 2018. The $783,000 increase in interest expense in the second quarter of 2019, compared to the second quarter of 2018, was primarily due to an increase of $876,000 in interest on deposits offset by a decrease of  $93,000 in interest on borrowings. The $1.9 million increase in interest expense during the six month period ended June 30, 2019, compared to the six month period ended June 30, 2018, was primarily due to an increase of $2.0 million in interest on deposits offset by a decrease of $153,000 in interest on borrowings. The composite cost of funds for the three and six month periods ended June 30, 2019 was 1.17% and 1.16%, respectively, compared to 0.90% and 0.84% for the same periods in 2018.

Interest on loans was $11.4 million and $22.6 million for the three and six month periods ended June 30, 2019,  respectively, compared to $10.2 million and $20.0 million for the same periods in 2018. The average balance of loans was $934.2 million, with a tax equivalent average yield of 4.89% (a non-GAAP measure) for the second quarter of 2019, compared to $869.2 million, with a tax equivalent average yield of 4.70% (a non-GAAP measure) for the same period in 2018.  The average balance of loans was $934.7 million, with a tax equivalent average yield of 4.89% (a non-GAAP measure) for the six month period ended June 30, 2019, compared to $860.4 million, with a tax equivalent average yield of 4.71% (a non-GAAP measure) for the same period in 2018. See the following table for a reconciliation of the non-GAAP measure “tax equivalent average yield on loans.”

Tax equivalent average yield on loans (Non-GAAP)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Interest and fees on loans (GAAP)	$11,358	$10,164	$22,648	$20,046
Tax adjustment	24	27	51	57
Tax equivalent interest and fees on loans (Non-GAAP)	$11,382	$10,191	$22,699	$20,103
Average balance of loans	$934,156	$869,166	$934,660	$860,443
Tax equivalent average yield on loans (Non-GAAP)	4.89%	4.70%	4.89%	4.71%

Interest and dividends on investment securities was $1.0 million and $2.1 million for the three and six month periods ended June 30, 2019,  respectively, compared to $1.1 million and $2.1 million for the same periods in 2018. The average balance of investment securities was $149.3 million with a tax equivalent average yield of 2.87% (a non-GAAP measure) for the second quarter of 2019, compared to $178.6 million with a tax equivalent average yield of 2.53% (a non-GAAP measure) for the same period in 2018.  The average balance of securities was $157.4 million with a tax equivalent average yield of 2.75% (a non-GAAP measure) for the six month period ended June 30, 2019, compared to $180.6 million with a tax equivalent average yield of 2.44% (a non-GAAP measure) for the same period in 2018. See the following table for a reconciliation of the non-GAAP measure “tax equivalent average yield on investment securities.”

Tax equivalent average yield on investment securities (Non-GAAP)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Interest on tax exempt investment securities (GAAP)	$1,023	$1,080	$2,050	$2,090
Tax adjustment	48	52	106	110
Tax equivalent interest on tax-exempt investment securities (Non-GAAP)	$1,071	$1,132	$2,156	$2,200
Average balance of investment securities	$149,315	$178,644	$157,371	$180,638
Tax equivalent average yield on investment securities (Non-GAAP)	2.87%	2.53%	2.75%	2.44%

Interest on deposits was $2.6 million and $5.1 million for the three and six month periods ended June 30, 2019,  respectively, compared to $1.7 million and $3.1 million for the same periods in 2018. The average balance of deposits was $978.6 million, with an average rate of 1.07% for the second quarter of 2019, compared to $907.8 million, with an average rate of 0.77% for the same period in 2018.  The average balance of deposits was $975.3 million, with an average rate of 1.06% for the six month period ended June 30, 2019, compared to $890.4 million, with an average rate of 0.70% for the same period in 2018.

Interest on borrowings was $387,000 and $859,000 for the three and six month periods ended June 30, 2019,  respectively, compared to $480,000 and $1.0 million for the same periods in 2018. The average balance of borrowings was $52.3 million, with an average rate of 2.97% for the second quarter of 2019, compared to $87.7 million, with an average rate of 2.20% for the same period in 2018. The average balance of borrowings was $59.3 million, with an average rate of 2.91% for the six month period ended June 30, 2019, compared to $97.8 million, with an average rate of 2.08% for the same period in 2018.

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

There was a $100,000 and $300,000 provision made during the three and six month periods ended June 30, 2019,  respectively, compared to $375,000 and $750,000 for the same periods in 2018. DNB’s percentage of allowance for credit losses to total loans was 0.72% at June 30, 2019 compared to 0.71% and 0.70% at December 31, 2018 and June 30, 2018, respectively. Net charge-offs were $303,000, $368,000, and $405,000 during the six months ended June 30, 2019, year ended December 31, 2018, and six months ended June 30, 2018, respectively. The percentage of net charge-offs to total average loans were 0.03%, 0.04%, and 0.05% for those same respective periods. Management believes that the allowance for credit losses is adequate, but continues to monitor it along with other performance metrics including those ratios related to non-performing loans. Management is not aware of any potential problem loans, which were accruing and current at June 30, 2019, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to DNB. Non-performing loans increased $349,000 during the six month period ended June 30, 2019.  The ratio of the allowance for credit losses as a percentage of loans reflects management’s estimate of the level of inherent losses in the portfolio.

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

As of June 30, 2019, DNB had $9.0 million of non-performing assets, which included $6.1 million of non-performing loans and $2.8 million of OREO and other repossessed assets. This compares to $10.8 million of non-performing assets at December 31, 2018 which included $5.8 million of non-performing loans and $5.1 million of OREO and other repossessed assets. Loans are reviewed for impairment in accordance with FASB ASC 310-10-35. Impaired loans can either be secured or unsecured. Impairment is measured by the difference between the loan amount and the present value of the future cash flow discounted at the loan’s effective interest rate. Management measures loans for impairment by using the fair value of collateral for collateral dependent loans. In general, management reduces the amount of the appraisal by the estimated cost of acquisition and disposition of the underlying collateral and compares that adjusted value with DNB’s carrying value. DNB establishes a specific valuation allowance on impaired loans that have a collateral shortfall and/or cashflow shortfalls, including estimated costs to sell in comparison to the carrying value of the loan. Of the $9.5 million of impaired loans ($5.9 million of non-performing loans, $3.1 million of performing TDRs, and a $521,000 performing ASC 310-30 loan) at June 30, 2019, $717,000 had valuation allowances of $161,000 and $8.8 million had no specific allowance. Of the $7.8 million of impaired loans ($5.5 million of non-performing loans, $1.8 million of performing TDRs, and a $514,000 performing ASC 310-30 loan) at December 31, 2018, $1.8 million had valuation allowances of $285,000 and $6.0 million had no specific allowance. For those impaired loans that management determined that no specific valuation allowance was necessary, management has reviewed the present value of the future cash flows or the appraisal for each loan and determined that no valuation was necessary. During the quarter ended June 30, 2019, DNB recognized $174,000 in total charge-offs, $151,000 of which related to impaired loans. An impaired loan may not represent an expected loss.

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

Analysis of Allowance for Credit Losses

(Dollars in thousands)

	Six Months Ended	Year Ended	Six Months Ended
	June 30, 2019	December 31, 2018	June 30, 2018
Beginning balance	$6,675	$5,843	$5,843
Provisions	300	1,200	750
Charge-offs:
Residential mortgage	-	(178)	(137)
Commercial mortgage	(105)	(249)	(184)
Commercial:
Commercial term	(91)	(243)	(64)
Commercial construction	-	-	-
Consumer:
Home equity	(128)	-	-
Other	(17)	(72)	(49)
Total charged off	(341)	(742)	(434)
Recoveries:
Residential mortgage	4	341	26
Commercial mortgage	7	22	-
Commercial:
Commercial term	27	4	2
Commercial construction	-	5	-
Consumer:
Home Equity	-	-	-
Other	-	2	1
Total recoveries	38	374	29
Ending balance	$6,672	$6,675	$6,188

The following table sets forth the composition of DNB’s allowance for credit losses for the dates indicated.

Composition of Allowance for Credit Losses

(Dollars in thousands)

	June 30, 2019		December 31, 2018		June 30, 2018
		Percent of		Percent of		Percent of
		Loan Type		Loan Type		Loan Type
		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans
Residential mortgage	$133	11%	$161	11%	$207	11%
Commercial mortgage	3,579	56	3,647	57	3,076	58
Commercial:
Commercial term	1,144	19	1,062	18	889	15
Commercial construction	1,032	8	1,032	8	1,355	9
Consumer:
Home equity	209	5	190	5	196	6
Other	39	1	46	1	49	1
Unallocated	536	-	537	-	416	-
Total	$6,672	100%	$6,675	100%	$6,188	100%
Reserve for unfunded loan commitments	$420		$398		$408

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

Non-interest income for the three and six month periods ended June 30, 2019 was $1.3 million and $2.6 million, respectively, compared to $1.3 million and $2.6 million for the same periods in 2018.  The $12,000 increase during the three month period ended June

30, 2019 was primarily due to increases of $22,000 in other fees (mostly Visa interchange fees) and $17,000 in wealth management, offset by decreases of $15,000 in service charges (mostly NSF fees), $10,000 in gain on sales of loans, and $4,000 in mortgage banking. The $13,000 increase during the six months ended June 30, 2019 was primarily attributable to increases of $27,000 in wealth management, $19,000 in other fees (mostly Visa interchange fees), $9,000 in mortgage banking, and $4,000 in gain on sale of investment securities, offset by decreases of $37,000 in service charges (mostly NSF fees) and $10,000 in gain on sales of loans.

NON-INTEREST EXPENSE

Non-interest expense for the three and six month periods ended June 30, 2019 was $7.5 million and $14.8 million, respectively, compared to $7.5 million and $14.3 million for the same periods in 2018. During the three month period ended June 30, 2019, total non-interest expense decreased by $28,000 compared to the same period in 2018. The $28,000 decrease was mainly attributable to decreases of $476,000 in salaries and employee expenses (compensation expense for the second quarter of 2018 included a one-time severance payment of $434,000 and other related costs of $79,000 associated with an internal restructuring), $107,000 in other expenses (mostly decreased charge-off expense), $103,000 in loss on sale or write down of OREO, $27,000 in FDIC insurance, and $7,000 in occupancy. These decreases were partially offset by increases of $519,000 in transaction costs related to the pending merger with S&T, $113,000 in furniture and equipment (mostly maintenance agreements), $21,000 in advertising and marketing, $17,000 in PA shares tax, $16,000 in professional and consulting (mostly legal expenses), and $6,000 in telecommunications. During the six month period ended June 30, 2019, total non-interest expense increased $520,000 compared to the same period in 2018. The increase was primarily due to increases of $519,000 in transaction costs relating to the pending merger with S&T, $190,000 in professional and consulting (mostly legal expenses), $165,000 in furniture and equipment (mostly maintenance agreements), $35,000 in PA shares tax, $34,000 in advertising and marketing, $21,000 in occupancy (mostly operating lease expense), $13,000 in telecommunications, and $10,000 in loss on sale or write down of OREO. These increases were partially offset by decreases of $395,000 in salaries and employee benefits (internal restructuring costs for 2018 noted above), $41,000 in other expenses, and $31,000 in FDIC insurance.

INCOME TAXES

Income tax expense for the three and six month periods ended June 30, 2019 was $660,000 and $1.3 million, respectively, compared to $436,000 and $1.0 million for the same periods in 2018. The effective tax rate for the three and six month periods ended June 30, 2019 was 20.3%  and 19.7%, respectively, compared to 17.5% and 17.9% for the same periods in 2018.  The effective tax rate increased during 2019 due to certain transaction costs, which are non-deductible for federal tax purposes. Income tax expense for each period differs from the amount determined at the statutory rate, due to tax-exempt income on loans and investment securities and DNB's ownership of BOLI policies.

ASSET QUALITY

DNB works diligently to improve asset quality by adhering to strict underwriting standards and improving lending policies and procedures. Non-performing assets totaled $9.0 million at June 30, 2019 compared to $10.8 million at December 31, 2018 and $11.9 million at June 30, 2018. Loans acquired in connection with the purchase of ERB have been recorded at fair value, in accordance with GAAP, and are based on an initial estimate of the expected cash flows, including a reduction for estimated credit losses, and without carryover of the respective portfolio’s historical allowance for credit losses. DNB will continually evaluate the loans acquired from ERB for additional impairment as part of our normal allowance review process. Non-performing assets have, and will continue to have, an impact on earnings; therefore management intends to continue working aggressively to reduce the level of such assets.

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

DNB’s Credit Policy Committee monitors the performance of the loan portfolio to identify potential problem assets on a timely basis. Committee members meet to design, implement and review asset recovery strategies, which serve to maximize the recovery of each troubled asset. As of June 30, 2019, DNB had $12.9 million of substandard loans. Of the $12.9 million, $7.0 million are performing and are believed to require supervision and review greater than loans rated pass or special mention; and may, depending on the economic environment and other factors, become non-performing assets in future periods. The amount of performing substandard loans at December 31, 2018 was $6.3 million. DNB had $15.3 million of special mention loans at June 30, 2019 compared to $7.3 million at December 31, 2018. The increase in special mention loans during the six months ended June 30, 2019 was primarily due to rating downgrades in the portfolio, specifically $11.0 million of commercial mortgage loans, $142,000 of residential mortgages, and $8,000 in home equity loans, offset by upgrades/downgrades of $483,000 in commercial term loans and $2.7 million in commercial construction loans. The majority of the loans are secured by commercial real estate, with lesser amounts being secured by residential real estate, inventory and receivables.

The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, and (iii) OREO as a result of foreclosure or voluntary transfer to DNB as well as other repossessed assets. In addition, the table sets forth DNB's asset quality and allowance coverage ratios at the dates indicated:

Non-Performing Assets

(Dollars in thousands)

	June 30, 2019	December 31, 2018	June 30, 2018
Non-accrual loans:
Residential mortgage	$779	$905	$1,344
Commercial mortgage	563	1,307	1,593
Commercial:
Commercial term	2,026	2,300	2,583
Commercial construction	2,274	476	488
Consumer:
Home equity	143	391	498
Other	138	167	215
Total non-accrual loans	5,923	5,546	6,721
Loans 90 days past due and still accruing	205	233	23
Total non-performing loans	6,128	5,779	6,744
Other real estate owned & other repossessed property	2,825	5,051	5,113
Total non-performing assets	$8,953	$10,830	$11,857
Asset quality ratios:
Non-performing loans to total loans	0.66%	0.62%	0.76%
Non-performing assets to total assets	0.78	0.94	1.05
Allowance for credit losses to:
Total loans	0.72	0.71	0.70
Non-performing loans	108.9	115.5	91.8

Troubled Debt Restructurings Loans whose terms are modified are classified as troubled debt restructurings (“TDR”) if DNB grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired. The recorded investments in troubled debt restructured loans at June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019
	Pre-Modification	Post-Modification
(Dollars in thousands)	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Residential mortgage	$2,155	$2,308	$2,110
Commercial mortgage	992	992	950
Commercial term	421	421	421
Consumer:
Home equity	148	148	136
Other	40	42	30
Total	$3,756	$3,911	$3,647

	December 31, 2018
	Pre-Modification	Post-Modification
(Dollars in thousands)	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Residential mortgage	$676	$805	$630
Commercial mortgage	992	992	962
Consumer:
Home equity	148	148	140
Other	40	42	30
Total	$1,856	$1,987	$1,762

At June 30, 2019, DNB had fifteen TDRs with recorded investment totaling $3,647,000, ten of which are accruing loans in compliance with the terms of the modifications and five of which are non-accrual loans. As a result of collateral evaluations, specific reserves and charge-offs have been taken where appropriate. DNB recognized partial charge-offs totaling $151,000 on two residential loans prior to their restructuring and $2,000 on one consumer installment loan after its restructuring. As of June 30, 2019, there were no defaulted TDRs as all TDRs were current with respect to their associated forbearance agreements. There were no defaults on TDRs during the six months ended June 30, 2019.

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

Impaired loans are measured for impairment using the fair value of the collateral for collateral dependent loans.  Information regarding impaired loans is presented as follows:

	At and For the	At and For the	At and For the
	Six Months Ended	Year Ended	Six Months Ended
(Dollars in thousands)	June 30, 2019	December 31, 2018	June 30, 2018
Total recorded investment	$9,540	$7,822	$9,041
Impaired loans with a specific allowance	717	1,808	821
Impaired loans without a specific allowance	8,823	6,014	8,220
Average recorded investment	8,371	9,312	9,491
Specific allowance allocation	161	285	194
Total principal and interest collected	250	204	318
Interest income recorded	65	80	49

LIQUIDITY AND CAPITAL RESOURCES

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes. DNB’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding. As part of its liquidity management, DNB maintains assets that comprise its liquidity, which totaled $121.7 million at June 30, 2019 compared to $97.4 million at December 31, 2018. Liquidity includes investments and restricted stock, Federal funds sold and cash and due from banks, less the amount of securities required to be pledged for certain liabilities. DNB also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.

In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB had available credit of approximately $557.4 million at June 30, 2019. As a member of the FHLB, we are eligible to borrow up to a specific credit limit which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of June 30, 2019, DNB’s Maximum Borrowing Capacity with the FHLBP was $462.3 million. At June 30, 2019, DNB had borrowed $31.2 million and the FHLB had issued letters of credit on DNB's behalf, totaling $50.0 million against its available credit lines. At June 30, 2019, DNB also had available $60.0 million of unsecured federal funds lines of credit with other financial institutions as well as $508.4 million of available short or long term funding through several agreements and programs with brokers. Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

At June 30, 2019, DNB had $198.0 million in un-funded loan commitments. Management anticipates these commitments will be funded by means of normal cash flows. Certificates of deposit greater than or equal to $250,000 scheduled to mature in one year or less from June 30, 2019 totaled $51.3 million. Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in cash and cash equivalents or by pay-downs and maturities of loans and investments.

The Bank has met the definition of “well capitalized” for regulatory purposes on June 30, 2019.  The Bank’s capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of the Corporation’s or the Bank’s overall financial condition or prospects. The Corporation’s capital exceeds the Federal Reserve Bank’s (“FRB”) minimum leverage ratio requirements for bank holding companies and meets other requirements to be considered “well capitalized” (see additional discussion included in Note 17 of DNB’s December 31, 2018 Form 10-K).

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

The following table summarizes data and ratios pertaining to the Corporation and the Bank's capital structure.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes*		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation
June 30, 2019
Total risk-based capital	$129,840	14.15%	$73,427	8.00%	N/A	N/A
Common Equity Tier 1 capital	103,998	11.33	41,303	4.50	N/A	N/A
Tier 1 risk-based capital	112,998	12.31	55,070	6.00	N/A	N/A
Tier 1 (leverage) capital	112,998	9.89	45,700	4.00	N/A	N/A
December 31, 2018
Total risk-based capital	$124,769	13.61%	$73,538	8.00%	N/A	N/A
Common equity tier 1 capital	98,949	10.79	41,365	4.50	N/A	N/A
Tier 1 risk-based capital	107,949	11.77	55,153	6.00	N/A	N/A
Tier 1 (leverage) capital	107,949	9.48	45,557	4.00	N/A	N/A
DNB First, N.A.
June 30, 2019
Total risk-based capital	$128,208	13.99%	$73,288	8.00%	$91,610	10.00%
Common Equity Tier 1 capital	121,116	13.22	41,224	4.50	59,546	6.50
Tier 1 risk-based capital	121,116	13.22	54,966	6.00	73,288	8.00
Tier 1 (leverage) capital	121,116	10.61	45,646	4.00	57,058	5.00
December 31, 2018
Total risk-based capital	$123,239	13.46%	$73,399	8.00%	$91,748	10.00%
Common equity tier 1 capital	116,169	12.69	41,287	4.50	59,636	6.50
Tier 1 risk-based capital	116,169	12.69	55,049	6.00	73,399	8.00
Tier 1 (leverage) capital	116,169	10.21	45,503	4.00	56,879	5.00
*Does not include capital conservation buffer of 2.5% and 1.875% for June 30, 2019 and December 31, 2018, respectively.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes an Economic Value of Equity ("EVE") model. The EVE model measures the potential price risk of equity to changes in interest rates and factors in the optionality included on the balance sheet. EVE analysis is used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The EVE is likely to be different if rates change. Results falling outside prescribed ranges may require action by management. At June 30, 2019 and December 31, 2018, DNB's variance in the EVE as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the following table. The change as a percentage of the present value of equity with a 200 basis point increase was within DNB's negative 25% guideline at June 30, 2019 and December 31, 2018.

(Dollars in thousands)	June 30, 2019			December 31, 2018
Change in rates	Flat	-200bp	+200bp	Flat	-200bp	+200bp
EVE	$148,474	$138,915	$147,575	$153,190	$148,270	$145,420
Change		(9,559)	(899)		(4,920)	(7,770)
Change as % of assets		(0.8%)	(0.1%)		(0.4%)	(0.7%)
Change as % of PV equity		(6.4%)	(0.6%)		(3.2%)	(5.1%)

ITEM 4 - CONTROLS AND PROCEDURES

DNB’s Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2019, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, Management has concluded that DNB’s current disclosure controls and procedures are effective.

Management of DNB is responsible for establishing and maintaining adequate internal control over financial reporting for DNB, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. There was no change in DNB’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, DNB’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended June 30, 2019. The following table provides information on repurchases by DNB of its common stock in each month of the quarter ended June 30, 2019:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	Per Share	or Programs	Programs (a)

April 1, 2019 – April 30, 2019	-	$-	-	$63,016

May 1, 2019 – May 31, 2019	-	-	-	$63,016

June 1, 2019 – June 30, 2019	-	-	-	$63,016

Total	-	$-	-	$63,016

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
2.1

Agreement and Plan of Merger by and between DNB Financial Corporation and S&T Bancorp, Inc., dated as of June 5, 2019, filed as Exhibit 2.1 to Form 8-K on June 5, 2019 and incorporated herein by reference.

2.2

Agreement and Plan of Merger by and between DNB Financial Corporation and East River Bank, dated as of April 4, 2016, filed as Exhibit 2.1 to Form 8-K on April 5, 2016 and incorporated herein by reference.

3.1	Amended and Restated Articles of Incorporation, as amended effective June 30, 2017, filed as Exhibit 3.1 to Form 8-K on July 3, 2017 and incorporated herein by reference.
3.2	Bylaws of the Registrant as amended January 27, 2016, filed herewith.
3.3	Amendment to Bylaws of DNB Financial Corporation, dated June 5, 2019, filed herewith.
31.1	Rule 13a-14(a)/15d-14 (a) Certification of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a)/15d-14 (a) Certification of Chief Financial Officer, filed herewith.
32.1	Section 1350 Certification of Chief Executive Officer, filed herewith.
32.2	Section 1350 Certification of Chief Financial Officer, filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNB FINANCIAL CORPORATION

August 5, 2019	BY:	/s/ William J. Hieb
William J. Hieb, Chief Executive Officer, President and Director

August 5, 2019	BY:	/s/ Gerald F. Sopp
Gerald F. Sopp, Chief Financial Officer and Executive Vice President

Exhibit Index

Exhibit Number	Description
2.1

Agreement and Plan of Merger by and between DNB Financial Corporation and S&T Bancorp, Inc., dated as of June 5, 2019, filed as Exhibit 2.1 to Form 8-K on June 5, 2019 and incorporated herein by reference.

2.2

Agreement and Plan of Merger by and between DNB Financial Corporation and East River Bank, dated as of April 4, 2016, filed as Exhibit 2.1 to Form 8-K on April 5, 2016 and incorporated herein by reference.

3.1	Amended and Restated Articles of Incorporation, as amended effective June 30, 2017, filed as Exhibit 3.1 to Form 8-K on July 3, 2017 and incorporated herein by reference.
3.2	Bylaws of the Registrant as amended January 27, 2016, filed herewith.
3.3	Amendment to Bylaws of DNB Financial Corporation, dated June 5, 2019, filed herewith.
31.1	Rule 13a-14(a)/15d-14 (a) Certification of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a)/15d-14 (a) Certification of Chief Financial Officer, filed herewith.
32.1	Section 1350 Certification of Chief Executive Officer, filed herewith.
32.2	Section 1350 Certification of Chief Financial Officer, filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document