Form 10-Q
period 2019-09-30
DNB FINANCIAL CORP /PA/
filed 2019-11-01
CIK 713671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: September 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 Par Value) (Class)	4,337,803 (Shares Outstanding as of November 1, 2019)

DNB FINANCIAL CORPORATION AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

DNB Financial Corporation and Subsidiary

Consolidated Statements of Financial Condition (Unaudited)

	September 30,	December 31,
(Dollars in thousands, except share and per share data)	2019	2018
Assets
Cash and due from banks	$19,722	$17,321
Cash and cash equivalents	19,722	17,321
Available-for-sale investment securities at fair value (amortized cost of $65,716 and $98,765)	65,454	96,643
Held-to-maturity investment securities (fair value of $57,884 and $61,135)	57,491	62,026
Total investment securities	122,945	158,669
Loans held for sale	259	419
Loans	923,949	934,971
Allowance for credit losses	(6,853)	(6,675)
Net loans	917,096	928,296
Restricted stock	5,760	5,616
Office property and equipment, net	7,049	7,636
Operating lease right-of-use asset	3,605	-
Accrued interest receivable	4,122	4,207
Other real estate owned & other repossessed property	2,848	5,051
Bank owned life insurance (BOLI)	9,690	9,530
Core deposit intangible	281	343
Goodwill	15,525	15,525
Net deferred taxes	2,496	2,762
Other assets	2,096	2,860
Total assets	$1,113,494	$1,158,235
Liabilities and Stockholders’ Equity
Liabilities
Non-interest-bearing deposits	$174,341	$164,746
Interest-bearing deposits:
NOW	204,646	236,071
Money market	225,549	235,023
Savings	76,903	77,979
Time	187,805	162,096
Brokered deposits	62,873	108,651
Total deposits	932,117	984,566
Federal Home Loan Bank of Pittsburgh (FHLBP) advances	31,188	32,935
Junior subordinated debentures	9,279	9,279
Subordinated debt	9,750	9,750
Other borrowings	254	3,305
Total borrowings	50,471	55,269
Accrued interest payable	545	646
Other liabilities	5,259	5,908
Operating lease liability	3,989	-
Total liabilities	992,381	1,046,389
Stockholders’ Equity
Common stock, $1.00 par value;
20,000,000 shares authorized; 4,382,223 and 4,381,872 issued, respectively; 4,334,782 and 4,321,745 outstanding, respectively	4,382	4,391
Treasury stock, at cost; 47,441 and 60,127 shares, respectively	(903)	(1,130)
Surplus	69,778	69,333
Retained earnings	49,357	42,223
Accumulated other comprehensive loss	(1,501)	(2,971)
Total stockholders’ equity	121,113	111,846
Total liabilities and stockholders’ equity	$1,113,494	$1,158,235

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except share and per share data)	2019	2018	2019	2018
Interest Income:
Interest and fees on loans	$11,137	$10,588	$33,785	$30,634
Interest and dividends on investment securities:
Taxable	630	754	2,253	2,409
Exempt from federal taxes	207	219	634	654
Interest on cash and cash equivalents	271	74	452	140
Total interest and dividend income	12,245	11,635	37,124	33,837
Interest Expense:
Interest on NOW, money market and savings	1,161	998	3,321	2,822
Interest on time deposits	1,014	579	2,758	1,237
Interest on brokered deposits	494	457	1,697	1,070
Interest on FHLB advances	138	199	508	739
Interest on repurchase agreements	-	2	-	14
Interest on junior subordinated debentures	122	122	378	340
Interest on subordinated debt	104	104	311	311
Interest on other borrowings	9	23	35	58
Total interest expense	3,042	2,484	9,008	6,591
Net interest income	9,203	9,151	28,116	27,246
Provision for credit losses	325	100	625	850
Net interest income after provision for credit losses	8,878	9,051	27,491	26,396
Non-interest Income:
Service charges	251	274	788	848
Wealth management	514	542	1,488	1,489
Mortgage banking	70	56	216	193
Increase in cash surrender value of BOLI	55	54	160	158
Gain on sale of investment securities, net	121	-	125	-
Gain on sale of loans	-	27	-	37
Gains from insurance proceeds	-	8	-	8
Other fees	472	410	1,324	1,243
Total non-interest income	1,483	1,371	4,101	3,976
Non-interest Expense:
Salaries and employee benefits	3,602	3,709	11,240	11,742
Furniture and equipment	548	564	1,752	1,603
Occupancy	653	656	2,005	1,987
Professional and consulting	411	484	1,428	1,311
Advertising and marketing	97	182	517	568
FDIC insurance	(7)	123	202	363
PA shares tax	259	242	779	727
Telecommunications	89	89	267	254
Loss on sale or write down of OREO, net	15	11	165	151
Transaction costs	362	-	881	-
Other expenses	707	713	2,290	2,337
Total non-interest expense	6,736	6,773	21,526	21,043
Income before income tax expense	3,625	3,649	10,066	9,329
Income tax expense	755	629	2,022	1,647
Net income	$2,870	$3,020	$8,044	$7,682
Earnings per common share:
Basic	$0.66	$0.70	$1.86	$1.79
Diluted	$0.66	$0.70	$1.86	$1.78
Cash dividends per common share	$0.07	$0.07	$0.21	$0.21
Weighted average common shares outstanding:
Basic	4,334,649	4,307,402	4,331,026	4,298,987
Diluted	4,341,010	4,317,553	4,335,792	4,313,638

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Net income	$2,870	$3,020	$8,044	$7,682
Other Comprehensive Income (Loss):
Unrealized holding gains (losses) arising during the period
Before tax amount	269	(163)	1,916	(1,412)
Tax effect	(58)	34	(402)	296
	211	(129)	1,514	(1,116)
Less reclassification for gains on sales of AFS investment securities included in net income
Before tax amount(1)	(56)	-	(57)	-
Tax effect(2)	13	-	13	-
	(43)	-	(44)	-
Total other comprehensive income (loss)	168	(129)	1,470	(1,116)
Total comprehensive income	$3,038	$2,891	$9,514	$6,566
(1) Amounts are included in "Gains on sale of investment securities, net" in the consolidated statements of income.
(2) Amounts are included in "Income tax expense" in the consolidated statements of income.

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

					Accumulated
					Other
	Common	Treasury		Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at July 1, 2019	$4,382	$(961)	$69,613	$46,791	$(1,669)	$118,156
Net income for three months ended September 30, 2019	-	-	-	2,870	-	2,870
Other comprehensive income	-	-	-	-	168	168
Restricted stock compensation expense (351 shares vested)	-	-	82	-	-	82
Taxes on exercise of stock options	-	-	(8)	-	-	(8)
Cash dividends - common ($0.07 per share)	-	-	-	(304)	-	(304)
Non-cash funding of 401(k) (2,202 shares)	-	39	60	-	-	99
Non-cash funding of deferred comp. plan (1,108 shares)	-	19	31	-	-	50
Balance at September 30, 2019	$4,382	$(903)	$69,778	$49,357	$(1,501)	$121,113

					Accumulated
					Other
	Common	Treasury		Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at January 1, 2019	$4,391	$(1,130)	$69,333	$42,223	$(2,971)	$111,846
Net income for nine months ended September 30, 2019	-	-	-	8,044	-	8,044
Other comprehensive income	-	-	-	-	1,470	1,470
Restricted stock compensation expense (351 shares vested)	(9)	-	234	-	-	225
Taxes on exercise of stock options	-	-	(8)	-	-	(8)
Cash dividends - common ($0.21 per share)	-	-	-	(910)	-	(910)
Non-cash funding of 401(k) (8,468 shares)	-	153	143	-	-	296
Non-cash funding of deferred comp. plan (4,218 shares)	-	74	76	-	-	150
Balance at September 30, 2019	$4,382	$(903)	$69,778	$49,357	$(1,501)	$121,113

					Accumulated
					Other
	Common	Treasury		Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at July 1, 2018	$4,385	$(1,276)	$69,268	$36,804	$(3,848)	$105,333
Net income for three months ended September 30, 2018	-	-	-	3,020	-	3,020
Other comprehensive loss	-	-	-	-	(129)	(129)
Restricted stock compensation expense (no shares vested)	2	-	64	-	-	66
Exercise of stock options (5,460 shares)	6	-	(6)	-	-	-
Shares withheld for employee taxes on stock option exercise and share award vest	-	-	(86)	-	-	(86)
Cash dividends - common ($0.07 per share)	-	-	-	(301)	-	(301)
Non-cash funding of 401(k) (3,170 shares)	-	57	53	-	-	110
Non-cash funding of deferred comp. plan (1,332 shares)	-	23	23	-	-	46
Balance at September 30, 2018	$4,393	$(1,196)	$69,316	$39,523	$(3,977)	$108,059

					Accumulated
					Other
	Common	Treasury		Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Surplus	Earnings	Loss	Total
Balance at January 1, 2018	$4,379	$(1,429)	$69,110	$32,272	$(2,390)	$101,942
Net income for nine months ended September 30, 2018	-	-	-	7,682	-	7,682
Other comprehensive loss	-	-	-	-	(1,116)	(1,116)
Restricted stock compensation expense (4,908 shares vested)	10	-	260	-	-	270
Exercise of stock options (7,798 shares)	8	-	(8)	-	-	-
Shares withheld for employee taxes on stock option exercise and share award vest	(4)	-	(262)	-	-	(266)
Cash dividends - common ($0.21 per share)	-	-	-	(902)	-	(902)
Non-cash funding of 401(k) (8,828 shares)	-	159	145	-	-	304
Non-cash funding of deferred comp. plan (4,209 shares)	-	74	71	-	-	145
Adoption impact - ASU 2018-02	-	-	-	471	(471)	-
Balance at September 30, 2018	$4,393	$(1,196)	$69,316	$39,523	$(3,977)	$108,059

See accompanying notes to unaudited consolidated financial statements.

DNB Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018
Cash Flows From Operating Activities:
Net income	$8,044	$7,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,015	1,144
Provision for credit losses	625	850
Stock based compensation	225	270
Non-cash funding of retirement plans	446	449
Net gain on sale of securities	(125)	-
Net loss on sale or write down of OREO and other repossessed property	165	151
Gain on insurance proceeds	-	(8)
Earnings from investment in BOLI	(160)	(158)
Deferred tax (benefit) expense	(125)	193
Proceeds from sales of mortgage loans	11,828	11,088
Mortgage loans originated for sale	(11,452)	(10,244)
Gain on sale of mortgage loans	(216)	(193)
Proceeds from sales of loans	-	805
Loans originated for sale	-	(768)
Gain on sale of loans	-	(37)
Write off of property and equipment	3	-
Decrease (increase) in accrued interest receivable	85	(388)
Decrease (increase) in other assets	1,144	(230)
(Decrease) increase in accrued interest payable	(101)	3
(Decrease) increase in other liabilities	(649)	581
Amortization of operating lease right-of-use asset	558	-
Accretion of operating lease liability	(554)	-
Net Cash Provided by Operating Activities	10,756	11,190
Cash Flows From Investing Activities:
Activity in available-for-sale securities:
Sales	16,715	-
Maturities, repayments and calls	47,754	10,976
Purchases	(31,546)	-
Activity in held-to-maturity securities:
Maturities, repayments and calls	4,707	413
Net (increase) decrease in restricted stock	(144)	1,777
Net decrease (increase) in loans	9,923	(62,848)
Death benefit proceeds	-	8
Purchases of property and equipment	(289)	(164)
Purchase of third party ownership in OREO	(165)	-
Proceeds from sale of OREO and other repossessed property	2,855	102
Net Cash Provided By (Used In) Investing Activities	49,810	(49,736)
Cash Flows From Financing Activities:
Net (decrease) increase in deposits	(52,449)	78,678
Repayment of FHLBP advances	(66,747)	(226,661)
Funding of FHLBP advances	65,000	184,600
Net decrease in repurchase agreements	-	(7,934)
(Decrease) increase in other borrowings	(3,051)	10,816
Dividends paid	(910)	(902)
Payment of employee taxes on stock option exercise and share award vest	(8)	(266)
Net Cash (Used in) Provided by Financing Activities	(58,165)	38,331
Net Change in Cash and Cash Equivalents	2,401	(215)
Cash and Cash Equivalents at Beginning of Period	17,321	10,917
Cash and Cash Equivalents at End of Period	$19,722	$10,702
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$9,109	$6,588
Income taxes	1,301	975
Supplemental Disclosure of Non-cash Flow Information:
Transfers from loans to real estate owned and other repossessed property	652	318

See accompanying notes to unaudited consolidated financial statements.

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of DNB Financial Corporation (referred to herein as the "Corporation" or "DNB") and its subsidiary, DNB First, National Association (the "Bank") have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, statement of operations and statement of cash flows required by generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary for a fair presentation of the results for the unaudited periods. Prior amounts not affecting net income are reclassified when necessary to conform to current period classifications. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results which may be expected for the entire year.  The consolidated financial statements should be read in conjunction with the Annual Report and report on Form 10-K for the year ended December 31, 2018.

Subsequent Events-- Management has evaluated events and transactions occurring subsequent to September 30, 2019 for items that should potentially be recognized or disclosed in these Consolidated Financial Statements. The evaluation was conducted through the date these financial statements were issued.

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

Non-interest Income Non-interest income includes revenue from contracts with customers in the scope of ASU 2014-09 as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Non-interest Income:
Service charges:
Non-sufficient funds charges	$132	$157	$387	$458
Business analysis charges	45	42	137	127
Cycle charges	24	24	65	69
Lockbox fees	2	2	59	54
Stop payment fees	5	5	14	12
Wire transfer fees	22	23	66	66
Other service charges	21	21	60	62
Total service charges	251	274	788	848
Wealth management:
DNB Investments & Insurance	109	185	311	423
DNB First Investment Management & Trust	405	357	1,177	1,066
Total wealth management	514	542	1,488	1,489
Other fee income:
Cardholder interchange fees	282	257	821	771
Safe deposit box	23	24	70	74
Check printing	15	14	52	49
Merchant card processing	41	44	128	134
ATM surcharges for non-DNB customers	16	19	48	56
Other fee income	11	13	37	40
Total other fee income	388	371	1,156	1,124
Total Revenue from contracts with customers	1,153	1,187	3,432	3,461
Total Revenue not within the scope of ASC 606	330	184	669	515
Total non-interest income	$1,483	$1,371	$4,101	$3,976

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. In particular, the guidance revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The guidance also amends certain disclosure requirements associated with fair value of financial instruments. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. As of September 30, 2019, DNB did not hold any equity investments (excluding restricted investments in bank stocks).  DNB does not expect to make significant purchases of equity investments; therefore, the adoption of this ASU is not expected to be material to DNB's consolidated financial statements. Adoption of the standard on January 1, 2018 also resulted in the use of an exit price rather than an entrance price to determine the fair value of loans not measured at fair value on a non-recurring basis in the consolidated balance sheets.

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

DNB recognized rent expense associated with our leases as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Operating lease cost:
Fixed rent expense	$251	$284	$754	$852
Net lease cost	$251	$284	$754	$852
Lease costs
Amortization of lease liability	$185	$-	$557	$-
Interest expense	66	-	197	-
Net lease cost	$251	$-	$754	$-

DNB had the following cash and non-cash activities associated with our leases:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$250	$242	$750	$726
Non-cash investing and financing activities:
Additions to ROU assets obtained from:
New operating lease liabilities	$3,989	$-	$3,989	$-

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

NOTE 2: INVESTMENT SECURITIES

The amortized cost and fair values of investment securities, as of the dates indicated, are summarized as follows:

	September 30, 2019
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$8,955	$15	$-	$8,970
Government Sponsored Entities (GSE) mortgage-backed securities	314	7	-	321
Corporate bonds	12,190	207	-	12,397
Collateralized mortgage obligations GSE	979	5	(1)	983
State and municipal taxable	362	5	-	367
State and municipal tax-exempt	34,691	157	(2)	34,846
Total	$57,491	$396	$(3)	$57,884

Available For Sale
US Government agency obligations	$24,192	$8	$(8)	$24,192
GSE mortgage-backed securities	24,813	32	(187)	24,658
Collateralized mortgage obligations GSE	8,981	22	(144)	8,859
Corporate bonds	6,029	14	(3)	6,040
State and municipal tax-exempt	1,701	5	(1)	1,705
Total	$65,716	$81	$(343)	$65,454

	December 31, 2018
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Held To Maturity
US Government agency obligations	$8,749	$41	$-	$8,790
Government Sponsored Entities (GSE) mortgage-backed securities	389	-	-	389
Corporate bonds	13,851	124	(47)	13,928
Collateralized mortgage obligations GSE	1,159	-	(27)	1,132
State and municipal taxable	362	-	(3)	359
State and municipal tax-exempt	37,516	19	(998)	36,537
Total	$62,026	$184	$(1,075)	$61,135

Available For Sale
US Government agency obligations	$48,082	$-	$(359)	$47,723
GSE mortgage-backed securities	27,563	-	(1,005)	26,558
Collateralized mortgage obligations GSE	10,249	-	(441)	9,808
Corporate bonds	10,890	-	(186)	10,704
State and municipal tax-exempt	1,981	-	(131)	1,850
Total	$98,765	$-	$(2,122)	$96,643

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The following table details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at September 30, 2019 and December 31, 2018.

	September 30, 2019
			Fair Value	Unrealized	Fair Value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
Collateralized mortgage obligations GSE	$164	$(1)	$-	$-	$164	$(1)
State and municipal tax-exempt	603	(2)	-	-	603	(2)
Total	$767	$(3)	$-	$-	$767	$(3)
Available For Sale
US Government agency obligations	$4,993	$(8)	$-	$-	$4,993	$(8)
GSE mortgage-backed securities	20,444	(187)	2,244	(11)	18,200	(176)
Collateralized mortgage obligations GSE	7,040	(144)	409	(7)	6,631	(137)
Corporate bonds	1,001	(3)	-	-	1,001	(3)
State and municipal tax-exempt	783	(1)	783	(1)	-	-
Total	$34,261	$(343)	$3,436	$(19)	$30,825	$(324)

	December 31, 2018
			Fair Value	Unrealized	Fair Value	Unrealized
		Total	Impaired	Loss	Impaired	Loss
	Total	Unrealized	Less Than	Less Than	More Than	More Than
(Dollars in thousands)	Fair Value	Loss	12 Months	12 Months	12 Months	12 Months
Held To Maturity
Corporate bonds	$4,157	$(47)	$1,887	$(15)	$2,270	$(32)
Collateralized mortgage obligations GSE	1,132	(27)	-	-	1,132	(27)
State and municipal taxable	359	(3)	-	-	359	(3)
State and municipal tax-exempt	26,466	(998)	2,045	(31)	24,421	(967)
Total	$32,114	$(1,075)	$3,932	$(46)	$28,182	$(1,029)
Available For Sale
US Government agency obligations	$37,723	$(359)	$-	$-	$37,723	$(359)
GSE mortgage-backed securities	26,558	(1,005)	-	-	26,558	(1,005)
Collateralized mortgage obligations GSE	9,808	(441)	-	-	9,808	(441)
Corporate bonds	10,704	(186)	2,035	(7)	8,669	(179)
State and municipal tax-exempt	1,850	(131)	-	-	1,850	(131)
Total	$86,643	$(2,122)	$2,035	$(7)	$84,608	$(2,115)

As of September 30,  2019, there were fifteen collateralized mortgage obligations GSE, seventeen GSE mortgage-backed securities, two U.S. agency obligations, two tax-exempt municipalities, and one corporate bond which were in an unrealized loss position. DNB does not intend to sell these securities and management of DNB does not expect to be required to sell any of these securities prior to a recovery of their cost basis. Management has reviewed all of these securities and believes that DNB will collect all principal and interest that is due on debt securities on a timely basis.  Management does not believe any individual unrealized loss as of September 30, 2019 represents an other-than-temporary impairment (OTTI). DNB reviews its investment portfolio on a quarterly basis, reviewing each investment for OTTI. The OTTI analysis focuses on condition of the issuers as well as duration and severity of impairment in determining OTTI. As of September 30, 2019, the following securities were reviewed:

Collateralized mortgage obligations GSE  There are fifteen impaired securities classified as collateralized mortgage obligations GSE,  fourteen of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 4.43% of its carrying value. All of these securities were issued and insured by FNMA, FHLMC or GNMA. DNB receives monthly principal and interest payments on all of these securities on a timely basis and none of these agencies have ever defaulted on mortgage-backed principal or interest. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from September 30, 2019 levels. Management concluded that these securities were not other-than-temporarily impaired at September 30, 2019.

GSE mortgage-backed securities  There are seventeen impaired securities classified as GSE mortgage-backed securities, fourteen of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 1.44% of its carrying value. These securities were issued and insured by FNMA, FHLMC or GNMA. DNB receives monthly principal and interest payments on these securities on a timely basis and none of these have ever defaulted on mortgage-backed principal or interest. DNB anticipates a recovery in the market value as the securities approach their maturity dates or if interest rates decline from September 30, 2019 levels. Management concluded that these securities were not other-than-temporarily impaired at September 30, 2019.

US Government agency obligations  There are two impaired securities classified as agencies, both of which have been impaired for more than 12 months. The largest unrealized loss of a security in this group is 0.22% of its carrying value. All of these securities were issued and insured by FHLB, FNMA or FHLMC. DNB has received timely interest payments on all of these securities and none of these agencies have ever defaulted on their bonds. DNB anticipates a recovery in the market value as the securities approach their maturity dates. Management concluded that these securities were not other-than-temporarily impaired at September 30, 2019.

State and municipal tax-exempt There are two impaired securities in this category, one of which has been impaired for more than 12 months. The largest unrealized loss of a security in this group is 0.28% of its carrying value. Both securities are uninsured school districts, but one has a state school district credit enhancement program. One carries an “Aa3” underlying credit rating, and the other carries an “AA” underlying credit rating.  Both are performing and are expected to continue to perform in accordance with their contractual terms and conditions. There have not been disruptions of any payments associated with these municipal securities.  These bonds are investment grade and the value decline is related to the changes in interest rates. Management concluded that these securities  were not other-than-temporarily impaired at September 30, 2019.

Corporate bonds There is one impaired corporate bond, which has been impaired for more than 12 months. The unrealized loss of this security is 0.33% of its carrying value. The bond is investment grade and the value decline is related to the changes in interest rates that occurred since the time of purchase and subsequent changes in spreads affecting the market prices. The issue carries  an  "A-" underlying credit support and was evaluated on the basis on its underlying fundamentals; included but not limited to annual financial reports, rating agency reports, capital strength and debt ratios. DNB anticipates a recovery in the market value as the security approaches its maturity date or if interest rates decline from September 30, 2019 levels. Management concluded that this security was not other-than-temporarily impaired at September 30, 2019.

The amortized cost and fair value of investment securities as of September 30, 2019, by final contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid without penalties.

	Held to Maturity		Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$11,804	$11,821	$15,996	$15,990
Due after one year through five years	13,171	13,210	15,546	15,559
Due after five years through ten years	29,198	29,487	12,527	12,470
Due after ten years	3,318	3,366	21,647	21,435
Total investment securities	$57,491	$57,884	$65,716	$65,454

The HTM securities called during the nine months ended September 30, 2019 resulted in a gain on call of $68,000.  Gains and losses resulting from investment sales, redemptions or calls were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Gross realized gains-AFS	$56	$-	$66	$-
Gross realized gains-HTM	65	-	68	-
Gross realized losses-AFS	-	-	(9)	-
Net realized gain	$121	$-	$125	$-

At September 30, 2019 and December 31, 2018, investment securities with a carrying value of approximately $68.0 million and $95.8 million, respectively, were pledged to secure public funds and for other purposes as required by law.

NOTE 3: LOANS

The following table sets forth information concerning the composition of total loans outstanding, as of the dates indicated.

(Dollars in thousands)	September 30, 2019	December 31, 2018
Residential mortgage	$93,586	$99,932
Commercial mortgage	527,680	535,735
Commercial:
Commercial term	174,445	166,335
Commercial construction	75,573	76,302
Consumer:
Home equity	48,094	51,536
Other	4,571	5,131
Total loans	$923,949	$934,971
Less allowance for credit losses	(6,853)	(6,675)
Net loans	$917,096	$928,296

Information concerning non-accrual loans is shown in the following tables:

			Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
(Dollars in thousands)	September 30, 2019	December 31, 2018	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income
Non-accrual loans:
Residential mortgage	$1,337	$905	$13	$-	$13	$36	$-	$36
Commercial mortgage	698	1,307	16	-	16	43	-	43
Commercial:
Commercial term	3,203	2,300	56	-	56	121	-	121
Commercial construction	1,558	476	27	-	27	40	-	40
Consumer:
Home equity	143	391	2	-	2	8	-	8
Other	133	167	3	-	3	9	-	9
Total non-accrual loans	$7,072	$5,546	$117	$-	$117	$257	$-	$257
Loans 90 days past due and accruing	-	233	-	-	-	-	-	-
Total non-performing loans	$7,072	$5,779	$117	$-	$117	$257	$-	$257

		Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
(Dollars in thousands)	September 30, 2018	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income	Interest income that would have been recorded under original terms	Interest income recorded during the period	Net impact on interest income
Non-accrual loans:
Residential mortgage	$1,005	$9	$-	$9	$52	$-	$52
Commercial mortgage	1,561	30	-	30	88	-	88
Commercial:
Commercial term	2,624	50	-	50	140	-	140
Commercial construction	479	9	-	9	29	-	29
Consumer:
Home equity	631	9	-	9	17	-	17
Other	171	3	-	3	14	-	14
Total non-accrual loans	$6,471	$110	$-	$110	$340	$-	$340
Loans 90 days past due and accruing	-	-	-	-	-	-	-
Total non-performing loans	$6,471	$110	$-	$110	$340	$-	$340

NOTE 4: ALLOWANCE FOR CREDIT LOSSES

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a scheduled payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of September 30, 2019 and December 31, 2018.

Age Analysis of Past Due Loans Receivable

	September 30, 2019
							Loans
	30-59	60-89					Receivable
	Days	Days	Greater			Total	> 90
	Past	Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivable	Accruing
Residential mortgage	$1,146	$494	$1,031	$2,671	$90,915	$93,586	$-
Commercial mortgage (less acquired with credit deterioration)	540	112	698	1,350	525,809	527,159	-
Acquired commercial mortgage with credit deterioration	-	-	-	-	521	521	-
Commercial:
Commercial term	-	113	1,517	1,630	172,815	174,445	-
Commercial construction	-	96	1,462	1,558	74,015	75,573	-
Consumer:
Home equity	30	-	143	173	47,921	48,094	-
Other	19	1	86	106	4,465	4,571	-
Total	$1,735	$816	$4,937	$7,488	$916,461	$923,949	$-

	December 31, 2018
							Loans
	30-59	60-89					Receivable
	Days	Days	Greater			Total	> 90
	Past	Past	than	Total		Loans	Days and
(Dollars in thousands)	Due	Due	90 Days	Past Due	Current	Receivable	Accruing
Residential mortgage	$666	$1,742	$845	$3,253	$96,679	$99,932	$130
Commercial mortgage (less acquired with credit deterioration)	-	-	840	840	534,739	535,579	103
Acquired commercial mortgage with credit deterioration	-	-	-	-	156	156	-
Commercial:
Commercial term	20	37	957	1,014	165,321	166,335	-
Commercial construction	-	-	-	-	76,302	76,302	-
Consumer:
Home equity	398	144	247	789	50,747	51,536	-
Other	26	-	108	134	4,997	5,131	-
Total	$1,110	$1,923	$2,997	$6,030	$928,941	$934,971	$233

DNB had $343,000 of residential mortgage loans in the process of foreclosure and $140,000 in residential real estate in other real estate owned as of September 30, 2019. DNB had no residential mortgage loans in the process of foreclosure and $97,000 of residential real estate in other real estate owned as of December 31, 2018.

The following tables summarize information in regards to impaired loans by loan portfolio class as of September 30, 2019 and December 31, 2018, and for the three and nine months ended September 30, 2019 and 2018.

Impaired Loans

	September 30, 2019			December 31, 2018
	Recorded	Unpaid	Related	Recorded	Unpaid	Related
	Investment	Principal	Allowance	Investment	Principal	Allowance
(Dollars in thousands)		Balance			Balance
With no related allowance recorded:
Residential mortgage	$2,781	$3,147	$-	$1,462	$1,804	$-
Commercial mortgage	1,643	1,896	-	1,532	1,780	-
Acquired commercial mortgage with credit deterioration	521	535	-	514	527
Commercial:
Commercial term	1,573	2,140	-	1,343	1,845	-
Commercial construction	1,558	1,563	-	476	514	-
Consumer:
Home equity	277	282	-	531	535	-
Other	129	198	-	156	205	-
Total	$8,482	$9,761	$-	$6,014	$7,210	$-
With allowance recorded:
Residential mortgage	-	-	-	73	73	1
Commercial mortgage	-	-	-	737	802	78
Commercial:
Commercial term	1,630	1,664	302	957	1,015	203
Consumer:
Other	34	41	5	41	42	3
Total	$1,664	$1,705	$307	$1,808	$1,932	$285
Total:
Residential mortgage	2,781	3,147	-	1,535	1,877	1
Commercial mortgage	1,643	1,896	-	2,269	2,582	78
Acquired commercial mortgage with credit deterioration	521	535	-	514	527	-
Commercial:
Commercial term	3,203	3,804	302	2,300	2,860	203
Commercial construction	1,558	1,563	-	476	514	-
Consumer:
Home equity	277	282	-	531	535	-
Other	163	239	5	197	247	3
Total	$10,146	$11,466	$307	$7,822	$9,142	$285

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Residential mortgage	$ 2,770	$ 13	$ 1,748	$ 6	$ 2,464	$ 31	$ 1,925	$ 12
Commercial mortgage	1,578	12	2,446	13	1,900	36	2,602	37
Acquired commercial mortgage with credit deterioration	521	9	521	9	519	27	691	24
Commercial:
Commercial term	1,441	-	1,662	-	1,388	-	1,790	-
Commercial construction	1,916	-	484	-	958	-	495	-
Consumer:
Home equity	278	2	706	1	404	6	658	5
Other	148	1	182	1	167	2	173	1
Total	$ 8,652	$ 37	$ 7,749	$ 30	$ 7,800	$ 102	$ 8,334	$ 79
With allowance recorded:
Residential mortgage	-	-	74	1	-	-	37	1
Acquired residential mortgage with credit deterioration	-	-	-	-	-	-	2	-
Commercial mortgage	-	-	100	-	-	-	76	-
Commercial:
Commercial term	1,174	-	941	-	1,005	-	786	-
Consumer:
Other	17	-	42	-	9	-	78	-
Total	$ 1,191	$ -	$ 1,157	$ 1	$ 1,014	$ -	$ 979	$ 1
Total:
Residential mortgage	2,770	13	1,822	7	2,464	31	1,962	13
Acquired residential mortgage with credit deterioration	-	-	-	-	-	-	2	-
Commercial mortgage	1,578	12	2,546	13	1,900	36	2,678	37
Acquired commercial mortgage with credit deterioration	521	9	521	9	519	27	691	24
Commercial:
Commercial term	2,615	-	2,603	-	2,393	-	2,576	-
Commercial construction	1,916	-	484	-	958	-	495	-
Consumer:
Home equity	278	2	706	1	404	6	658	5
Other	165	1	224	1	176	2	251	1
Total	$ 9,843	$ 37	$ 8,906	$ 31	$ 8,814	$ 102	$ 9,313	$ 80

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within DNB’s internal risk rating system as of September 30, 2019 and December 31, 2018.

Credit Quality Indicators

	September 30, 2019
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$90,263	$185	$3,138	$-	$93,586
Commercial mortgage	509,820	3,576	14,284	-	527,680
Commercial:
Commercial term	168,720	768	4,957	-	174,445
Commercial construction	72,703	1,312	1,558	-	75,573
Consumer:
Home equity	47,829	122	143	-	48,094
Other	4,438	-	133	-	4,571
Total	$893,773	$5,963	$24,213	$-	$923,949

	December 31, 2018
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage	$97,577	$-	$2,355	$-	$99,932
Commercial mortgage	528,692	2,367	4,676	-	535,735
Commercial:
Commercial term	161,051	1,178	4,106	-	166,335
Commercial construction	72,077	3,603	622	-	76,302
Consumer:
Home equity	50,988	143	405	-	51,536
Other	4,924	-	207	-	5,131
Total	$915,309	$7,291	$12,371	$-	$934,971

Troubled Debt Restructurings Loans whose terms are modified are classified as troubled debt restructurings (“TDR”) if DNB grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. During the nine month period ended September 30, 2019, DNB classified two residential mortgage loans totaling $1.5 million and four commercial term loans totaling $421,000 as TDR. One residential mortgage loan’s rate was changed but the term was not extended, and the other residential mortgage loan and the four commercial term loans had their terms extended. During the nine month period ended September 30, 2018, DNB classified one residential mortgage loan totaling $73,000 as TDR. The loan’s rate was changed but the term was not extended. Loans classified as troubled debt restructurings are designated as impaired. The recorded investments in troubled debt restructured loans at September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019
	Pre-Modification	Post-Modification
(Dollars in thousands)	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Residential mortgage	$2,155	$2,308	$2,091
Commercial mortgage	992	992	945
Commercial term	421	421	414
Consumer:
Home equity	148	148	134
Other	40	42	29
Total	$3,756	$3,911	$3,613

	December 31, 2018
	Pre-Modification	Post-Modification
(Dollars in thousands)	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Residential mortgage	$676	$805	$630
Commercial mortgage	992	992	962
Consumer:
Home equity	148	148	140
Other	40	42	30
Total	$1,856	$1,987	$1,762

At September 30, 2019, DNB had fifteen TDRs with recorded investment totaling $3,613,000,  eight of which are accruing loans in compliance with the terms of the modifications and seven of which are non-accrual loans. As a result of collateral evaluations, specific reserves and charge-offs have been taken where appropriate. DNB recognized partial charge-offs totaling $151,000 on two residential loans prior to their restructuring and $2,000 on one consumer installment loan after its restructuring. As of September 30, 2019, there were no defaulted TDRs as all TDRs were current with respect to their associated forbearance agreements. There were two residential mortgages classified as TDRs that were moved to non-accrual due to payments being more than 90 days past due during the nine months ended September 30, 2019.

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

The following tables set forth the composition of DNB’s allowance for credit losses as of September 30, 2019 and December 31, 2018, the activity for the three and nine months ended September 30, 2019 and 2018 and as of and for the year ended December 31, 2018.

Allowance for Credit Losses and Recorded Investment in Loans Receivables

	Residential	Commercial	Commercial	Commercial	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - July 1, 2019	$133	$3,579	$1,144	$1,032	$209	$39	$536	$6,672
Charge-offs	(125)	-	(24)	-	-	(3)	-	(152)
Recoveries	-	1	7	-	-	-	-	8
Provisions	115	95	119	(38)	(3)	10	27	325
Ending balance - September 30, 2019	$123	$3,675	$1,246	$994	$206	$46	$563	$6,853

	Residential	Commercial	Commercial	Commercial	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2019	$161	$3,647	$1,062	$1,032	$190	$46	$537	$6,675
Charge-offs	(125)	(105)	(115)	-	(128)	(20)	-	(493)
Recoveries	4	8	34	-	-	-	-	46
Provisions	83	125	265	(38)	144	20	26	625
Ending balance - September 30, 2019	$123	$3,675	$1,246	$994	$206	$46	$563	$6,853
Ending balance: individually evaluated for impairment	$-	$-	$302	$-	$-	$5	$-	$307
Ending balance: collectively evaluated for impairment	$123	$3,675	$944	$994	$206	$41	$563	$6,546
Loans receivables:
Ending balance	$93,586	$527,680	$174,445	$75,573	$48,094	$4,571		$923,949
Ending balance: individually evaluated for impairment	$2,781	$1,643	$3,203	$1,558	$277	$163		$9,625
Ending balance: acquired with credit deterioration	$-	$521	$-	$-	$-	$-		$521
Ending balance: collectively evaluated for impairment	$90,805	$525,516	$171,242	$74,015	$47,817	$4,408		$913,803
Reserve for unfunded loan commitments included in other liabilities	$-	$4	$178	$197	$19	$-		$398

	Residential	Commercial	Commercial	Commercial	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - July 1, 2018	$207	$3,076	$889	$1,355	$196	$49	$416	$6,188
Charge-offs	-	-	(15)	-	-	(23)	-	(38)
Recoveries	308	-	-	-	-	1	-	309
Provisions	(352)	213	113	(287)	-	21	392	100
Ending balance - September 30, 2018	$163	$3,289	$987	$1,068	$196	$48	$808	$6,559

	Residential	Commercial	Commercial	Commercial	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance - January 1, 2018	$221	$2,856	$845	$1,128	$183	$63	$547	$5,843
Charge-offs	(137)	(184)	(79)	-	-	(72)	-	(472)
Recoveries	334	-	2	-	-	2	-	338
Provisions	(255)	617	219	(60)	13	55	261	850
Ending balance - September 30, 2018	$163	$3,289	$987	$1,068	$196	$48	$808	$6,559
Reserve for unfunded loan commitments included in other liabilities	$-	$3	$176	$186	$21	$-		$386

	Residential	Commercial	Commercial	Commercial	Consumer	Consumer
(Dollars in thousands)	Mortgage	Mortgage	Term	Construction	Home Equity	Other	Unallocated	Total
Allowance for credit losses:
Ending balance - December 31, 2018	$161	$3,647	$1,062	$1,032	$190	$46	$537	$6,675
Ending balance: individually evaluated for impairment	$1	$78	$203	$-	$-	$3	$-	$285
Ending balance: collectively evaluated for impairment	$160	$3,569	$859	$1,032	$190	$43	$537	$6,390
Loans receivables:
Ending balance	$99,932	$535,735	$166,335	$76,302	$51,536	$5,131		$934,971
Ending balance: individually evaluated for impairment	$1,535	$2,269	$2,300	$476	$531	$197		$7,308
Ending balance: acquired with credit deterioration	$-	$514	$-	$-	$-	$-		$514
Ending balance: collectively evaluated for impairment	$98,397	$532,952	$164,035	$75,826	$51,005	$4,934		$927,149
Reserve for unfunded loan commitments included in other liabilities	$-	$4	$167	$206	$21	$-		$398

NOTE 5: EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the treasury stock method and reflects the potential dilution that could occur from the exercise of stock options, and warrants and the amortized portion of unvested stock awards. Stock options and unvested stock awards for which the exercise or the grant price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. Treasury shares are not deemed outstanding for calculations. There were no outstanding stock warrants, no anti-dilutive stock options, and no anti-dilutive stock awards outstanding at September 30, 2019 and September 30, 2018. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2019
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$2,870	4,335	$0.66	$8,044	4,331	$1.86
Effect of potential dilutive common stock equivalents – stock options and restricted shares	-	6	-	-	5	-
Diluted EPS
Income available to common stockholders after assumed conversions	$2,870	4,341	$0.66	$8,044	4,336	$1.86

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
(In thousands, except per-share data)	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$3,020	4,307	$0.70	$7,682	4,299	$1.79
Effect of potential dilutive common stock equivalents – stock options and restricted shares	-	11	-	-	15	(0.01)
Diluted EPS
Income available to common stockholders after assumed conversions	$3,020	4,318	$0.70	$7,682	4,314	$1.78

NOTE 6: ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders' equity are as follows:

Accumulated Other Comprehensive Loss	Before-Tax	Tax	Net-of-Tax
(Dollars in thousands)	Amount	Effect	Amount
September 30, 2019
Net unrealized loss on AFS securities	$(262)	$55	$(207)
Unrealized actuarial losses-pension	(1,637)	343	(1,294)
	$(1,899)	$398	$(1,501)
December 31, 2018
Net unrealized loss on AFS securities	$(2,122)	$445	$(1,677)
Unrealized actuarial losses-pension	(1,637)	343	(1,294)
	$(3,759)	$788	$(2,971)

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

NOTE 8: STOCK-BASED COMPENSATION

Stock Option Plan

DNB has a Stock Option Plan for employees and directors. Under the plan, options (both qualified and non-qualified) to purchase a maximum of 793,368 (as adjusted for subsequent stock dividends) shares of DNB’s common stock could be issued to employees and directors. Under the plan, option exercise prices must equal the fair market value of the shares on the date of option grant and the option exercise period may not exceed ten years. Vesting of options under the plan is determined by the Plan Committee. There were 354,090 shares available for grant at September 30, 2019. All options are immediately exercisable. During the nine months ended September 30, 2019 and 2018, DNB had no expenses related to the plan. Under the Stock Option Plan, no shares were exercised during the nine months ended September 30, 2019. Under the Stock Option Plan, 16,450 shares were exercised during the nine months ended September 30, 2018. The shares awarded from the non-qualified cashless exercises resulted in an increase in shares outstanding of 7,798 shares. There was a cash equivalent of 8,652 shares used to pay all applicable taxes on the transactions. DNB had no stock option activity during the nine months ended September 30, 2019 and had no stock options outstanding at September 30, 2019 or December 31, 2018.  Stock option activity is indicated below.

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

Share awards granted by the Plan were recorded at the date of award based on the market value of shares. Awards are being amortized to expense over a three or four year cliff-vesting period. DNB records compensation expense equal to the value of the shares being amortized. For the three and nine month periods ended September 30,  2019, $82,000 and $225,000 was amortized to expense. For the three and nine month periods ended September 30, 2018,  $66,000 and $270,000 was amortized to expense.

As of September 30, 2019, there was approximately $486,000 in additional compensation that will be recognized over the weighted average life of 1.37 years. At September 30, 2019,  482,501 shares were reserved for future grants under the Plan.

There were 8,500 restricted shares that vested during the nine months ended September 30, 2018. The shares awarded from the cashless exercises resulted in an increase in shares outstanding of 4,908 shares. There was a cash equivalent of 3,492 shares used to pay all applicable taxes on the transactions. There were 540 restricted shares that vested during the nine months ended September 30, 2019.  The shares awarded from the cashless exercises resulted in an increase in shares outstanding of 351 shares. There was a cash equivalent of 189 shares used to pay all applicable taxes on the transactions. Stock grant activity is indicated below:

		Weighted Average
	Shares	Stock Price
Non-vested stock awards—January 1, 2019	18,590	$30.90
Granted	10,600	39.36
Forfeited	-	-
Vested	540	26.00
Non-vested stock awards—September 30, 2019	28,650	$34.13

		Weighted Average
	Shares	Stock Price
Non-vested stock awards—January 1, 2018	31,130	$26.53
Granted	10,750	33.98
Forfeited	4,345	28.92
Vested	8,500	26.69
Non-vested stock awards—September 30, 2018	29,035	$28.88

NOTE 9:  INCOME TAXES

As of September 30, 2019, DNB had no material unrecognized tax benefits or accrued interest and penalties. It is DNB’s policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.  Federal and state tax years 2016 through 2018 were open for examination as of September 30, 2019.

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

The following tables present assets measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

	September 30, 2019

(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities:
US Government agency obligations	$-	$24,192	$-	$24,192
GSE mortgage-backed securities	-	24,658	-	24,658
Collateralized mortgage obligations GSE	-	8,859	-	8,859
Corporate bonds	-	6,040	-	6,040
State and municipal tax-exempt	-	1,705	-	1,705
Total	$-	$65,454	$-	$65,454

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$1,455	$1,455
OREO and other repossessed property	-	-	1,685	1,685
Total	$-	$-	$3,140	$3,140

	December 31, 2018

(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets Measured at Fair Value on a Recurring Basis
AFS Investment Securities:
US Government agency obligations	$-	$47,723	$-	$47,723
GSE mortgage-backed securities	-	26,558	-	26,558
Collateralized mortgage obligations GSE	-	9,808	-	9,808
Corporate bonds	-	10,704	-	10,704
State and municipal tax-exempt	-	1,850	-	1,850
Total	$-	$96,643	$-	$96,643

Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$-	$-	$1,523	$1,523
OREO and other repossessed property	-	-	1,247	1,247
Total	$-	$-	$2,770	$2,770

The following table presents additional information about assets measured at fair value on a nonrecurring basis and for which DNB has utilized Level 3 inputs to determine fair value:

September 30, 2019
Quantitative Information about Level 3 Fair Value Measurement

	Fair Value	Valuation		Range
(Dollars in thousands)	Estimate	Techniques	Unobservable Input	(Weighted Average)
Impaired loans - Commercial term	$1,328	Appraisal of collateral (1)	Disposal costs (2)	0%	to	-8%	(-2%)
Impaired loans - Consumer other	127	Appraisal of collateral (1)	Disposal costs (2)	-7%	to	-8%	(-8%)
Impaired loan total	$1,455
Other real estate owned	$1,685		Disposal costs (2)	-8%	to	-8%	(-8%)
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

Impaired loans.    Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $10.1 million at September 30, 2019. Of this, $1.7 million had specific valuation allowances of $307,000, leaving a fair value of $1.4 million as of September 30, 2019. In addition, DNB had $111,000 in impaired loans that were partially charged down by $14,000, leaving $97,000 at fair value as of September 30, 2019. The total fair value of impaired loans at September 30, 2019 was $1.5 million.

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

Other Real Estate Owned & other repossessed property.  Other real estate owned (“OREO”) consists of properties acquired as a result of, or in-lieu-of, foreclosure. Properties or other assets are classified as OREO and other repossessed property are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. DNB had $2.8 million of such assets at September 30, 2019, $2.7 million of which was OREO and $106,000 was in other repossessed property. DNB had $5.1 million of such assets at December 31, 2018,  which consisted of $4.9 million in OREO and $142,000 in other repossessed property. DNB wrote down the carrying values of certain assets totaling $1.9 million by $176,000 to $1.7 million during the nine month period ended September 30, 2019. DNB wrote down the carrying values of certain assets totaling $1.6 million by $355,000 to $1.2 million during the year ended December 31, 2018.

DNB's policy is to recognize transfer between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Level 1 and 2 for the nine months ended September 30, 2019.

Below is management’s estimate of the fair value of all financial instruments, whether carried at cost or fair value on the Company’s consolidated statement of financial condition. The carrying amounts and fair values of financial instruments at September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$19,722	$19,722	$19,722	$-	$-
AFS investment securities	65,454	65,454	-	65,454	-
HTM investment securities	57,491	57,884	-	55,884	2,000
Restricted stock	5,760	5,760	-	5,760	-
Loans held-for-sale	259	264	-	-	264
Loans, net of allowance, including impaired	917,096	913,587	-	-	913,587
Accrued interest receivable	4,122	4,122	-	4,122	-
Financial liabilities
Deposits:
Non-interest-bearing	174,341	174,341	-	174,341	-
NOW, Money market, and Savings	507,098	507,098	-	507,098	-
Time	187,805	188,368	-	188,368	-
Brokered	62,873	62,639	-	62,639	-
FHLBP advances	31,188	31,186	-	31,186	-
Junior subordinated debentures and other borrowings	9,279	9,717	-	9,717	-
Subordinated debt	9,750	9,208	-	9,208	-
Accrued interest payable	545	545	-	545	-
Off-balance sheet instruments	-	-	-	-	-

	December 31, 2018

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$17,321	$17,321	$17,321	$-	$-
AFS investment securities	96,643	96,643	-	96,643	-
HTM investment securities	62,026	61,135	-	59,135	2,000
Restricted stock	5,616	5,616	-	5,616	-
Loans held-for-sale	419	429	-	-	429
Loans, net of allowance, including impaired	928,296	914,822	-	-	914,822
Accrued interest receivable	4,207	4,207	-	4,207	-
Financial liabilities
Deposits:
Non-interest-bearing	164,746	164,746	-	164,746	-
NOW, Money market, and Savings	549,073	549,073	-	549,073	-
Time	162,096	160,944	-	160,944	-
Brokered	108,651	97,250	-	97,250	-
FHLBP advances	32,935	32,347	-	32,347	-
Junior subordinated debentures and other borrowings	9,279	10,285	-	10,285	-
Subordinated debt	9,750	9,505	-	9,505	-
Accrued interest payable	646	646	-	646	-
Off-balance sheet instruments	-	-	-	-	-

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

All required regulatory approvals have been received and DNB shareholders have approved the merger agreement. It is anticipated that the transaction will close during the fourth quarter of 2019.

MATERIAL CHALLENGES, RISKS AND OPPORTUNITIES

The following is a summary of material challenges, risks and opportunities DNB has faced during the nine month period ended September 30, 2019:

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

Material Trends and Uncertainties.

DNB reported net income of $2.9 million, or $0.66 per diluted share, for the quarter ending September 30, 2019, compared with $3.0 million, or $0.70 per diluted share, for the same quarter, last year. For the nine months ended September 30, 2019, net income was $8.0 million, or $1.86 per diluted share, compared with $7.7 million, or $1.78 per diluted share, for the same period, last year. Results for the three and nine months ending September 30, 2019, included $362,000 and $881,000, of transaction expenses, for the same respective periods, for the merger with S&T.

There are many aspects of the economy and the Federal Reserve’s monetary policy that influence DNB’s ability to grow revenues and net income. As expected, the Federal Open Market Committee (FOMC) reduced the fed funds range by another 25 basis points to 1.75%–2.00% at its September 2019 meeting, making this the second cut since the Federal Reserve stopped hiking interest rates last December. The committee once again cited “implications of global developments” and “muted inflation pressures” as the causes. The Fed’s Summary of Economic Projections (SEP) indicate a continued positive outlook for the U.S. economy and they continue to acknowledge that the U.S. economy itself is still doing just fine and that they continue to see sustained expansion. More specifically, the FOMC’s statement points to the continued strength of the labor market, moderate growth in economic activity, solid job gains, a low unemployment rate and strong household spending growth. The only downside seems to be weakened business fixed investment and exports, both of which can be explained by the ongoing trade conflict. The SEP indicates that committee members now predict an infinitesimal increase in both the real GDP and the unemployment rate for 2019. The personal consumption expenditure (PCE) and Core PCE inflation projections remain unchanged from the June SEP, so inflation continues to be a non-event. Their future predictions for 2020 to 2022 and the longer run also remain relatively unchanged. Still, the “most likely case is continued moderate growth,” a widely shared projection among forecasters, according to Chairman Powell.

Although the national and international economies influence DNB’s results, economic conditions in southeastern Pennsylvania are more germane, as the majority of DNB’s loan and deposits relationships are with businesses and individuals within the Third Federal Reserve District. The Federal Reserve’s September 4, 2019 Beige Book summarizes the economic climate which impacts DNB’s operating environment.

The September 4, 2019 Beige Book indicated that, on balance, aggregate business activity in the Third District continued at a modest pace of growth during the September 4, 2019 Beige Book period. Manufacturing accelerated to a moderate pace of growth, and nonmanufacturing, non-auto retail sales, and tourism continued at a modest pace of growth. Sales for new autos as well as commercial real estate construction and leasing continued to decline slightly. Homebuilding softened somewhat, and existing home sales declined further. Wage increases remained moderate, as the labor market remained tight. Overall, price pressures remained modest. The Federal Reserve Bank’s contacts outlook for growth over the next six months remained positive, with about half of all firms anticipating increases in general activity and less than one-fifth expecting decreases. However, contacts noted a slightly more cautious outlook given trade and market uncertainty.

Overall, Third District homebuilders reported a modest decrease in contract signings in the September 4, 2019 Beige Book period, down from the July 17, 2019 Beige Book period. The Federal Reserve’s contacts noted some strength in southern New Jersey housing markets across most price ranges but a slowing in traffic and sales at all price points in central Pennsylvania. Existing home sales declined moderately on a year-over-year basis – a larger decline than in the July 17, 2019 Beige Book period, across most local markets. Low inventories continued to limit sales in all markets.

The Federal Reserve’s non-residential real estate contacts reported that, on balance, commercial real estate construction and leasing activity continued to pull back from relatively high levels. The Federal Reserve Bank’s contacts’ noted that fundamentals in larger markets seemed sound. Office and industrial markets were characterized by relatively even to positive net absorption, stable vacancy rates, and incremental rent growth.

Third District financial firms reported a continuation of moderate growth in both overall loan volumes (excluding credit cards) and credit card lending on a year-over-year basis. During the September 4, 2019 Beige Book period (reported without seasonal adjustments), volumes appeared to grow robustly in home mortgages and auto lending. Commercial and industrial loans grew moderately, as did other consumer loans (not elsewhere classified). Home equity lines declined modestly. The Federal Reserve’s banking contacts continued to note increased uncertainty, but while some contacts reported that businesses were hanging on the sidelines or hitting pause, other contacts have not seen customers holding off on making investments. The Federal Reserve’s contacts generally remained optimistic for the remainder of 2019, although somewhat less so than in the July 17, 2019 Beige Book period.

During the September 4, 2019 Beige Book Period, Third District manufacturing firms reported a modest growth in activity, a pickup from the slight pace of growth during the July 17, 2019 Beige Book period. Indexes for shipments and unfilled orders remained above long-term non-recession averages, and the new orders index improved to an above-average level as well. The makers of lumber products, chemicals, and fabricated metal products noted gains in new orders and shipments since the July 17, 2019 Beige Book period. The primary metal and industrial machinery producers reported little change, and the makers of electronic products noted declines.

These trends were somewhat weaker this year compared with the same period one year ago for most of the sectors. Manufacturers' expectations of activity over the next six months improved somewhat. Expectations of shipments and of new orders were above long-term non-recession averages, with the latter rising above average over the period. Expectations of future employment and planned capital spending also remained above average but were little changed. Some firms reported that uncertainty continued to hamper their investment decisions.

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

FINANCIAL CONDITION

DNB's total assets were $1.11 billion at September 30, 2019, compared to $1.16 billion at December 31, 2018. The $44.7 million decrease in total assets was primarily attributable to a $35.7 million decrease in investment securities and an  $11.2 million decrease in net loans, offset by a $2.4 million increase in cash and cash equivalents.

Investment Securities. Investment securities at September 30, 2019 were $122.9 million, compared to $158.7 million at December 31, 2018. The $35.7 million decrease in investment securities was primarily due to $69.2 million in sales, principal pay-downs, calls and maturities, offset by $31.5 million in purchases of investment securities,  and a $1.9 million decrease in unrealized loss of the AFS portfolio.

Gross Loans. DNB’s loans held for investment decreased $11.0 million to $923.9 million at September 30, 2019, compared to $935.0 million at December 31, 2018. Total commercial loans decreased $674,000, residential loans decreased $6.3 million, and consumer loans decreased $4.0 million.

Deposits. Deposits were $932.1 million at September 30, 2019, compared to $984.6 million at December 31, 2018. Deposits decreased $52.4 million or 5.33% during the nine month period ended September 30, 2019. Core deposits, which are comprised of demand, NOW, money markets and savings accounts, decreased by $32.4 million, time deposits increased by $25.7 and brokered deposits decreased by $45.8 million.

Borrowings. Borrowings were $50.5 million at September 30, 2019, compared to $55.3 million at December 31, 2018. The decrease of $4.8 million or 8.68% was primarily due to a $1.7 million decrease in FHLBP advances and a $3.1 million decrease in other borrowings.

Stockholders’ Equity. Stockholders' equity was $121.1 million at September 30, 2019, compared to $111.8 million at December 31, 2018. The increase in stockholders’ equity was primarily a result of year-to-date earnings of $8.0 million, other comprehensive income of $1.5 million,  non-cash funding of treasury shares totaling $446,000, and restricted stock compensation expense of $225,000. These additions to stockholders’ equity were partially offset by $910,000 of dividends paid on DNB’s common stock.

RESULTS OF OPERATIONS

SUMMARY

Net income for the three and nine month periods ended September 30, 2019 was $2.9 million and $8.0 million, or $0.66 and $1.86 per diluted share, respectively, compared to $3.0 million and $7.7 million, or $0.70 and $1.78 per diluted share, for the same period in 2018. The $150,000 decrease in net income in the third quarter of 2019 compared to the third quarter of 2018 was primarily attributable to a $225,000 increase in provision for credit losses and a $126,000 increase in income tax expense, offset by a $112,000 increase in non-interest income, a $52,000 increase in net interest income before provision (primarily due to increased interest income on loans), and a $37,000 decrease in non-interest expense (primarily due to decreased FDIC insurance expense and decreased salaries and employee benefits). The $362,000 increase in net income during the nine month period ended September 30, 2019 compared to the nine month period ended September 30, 2018 was primarily attributable to a $870,000 increase in net interest income before provision (primarily due to increased interest income on loans), a $225,000 decrease in provision for credit loss, and a $125,000 increase in non-interest income, offset by a $483,000 increase in non-interest expense (primarily due to $881,000 of transaction costs related to the pending merger with S&T) and a $375,000 increase in income tax expense.

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

Net interest income for the three and nine month periods ended September 30, 2019 was $9.2 million and $28.1 million, respectively, compared to $9.2 million and $27.2 million for the same periods in 2018. Interest income for the three and nine month periods ended September 30, 2019 was $12.2 million and $37.1 million,  respectively, compared to $11.6 million and $33.8 million for the same periods in 2018. The $610,000 increase in interest income in the third quarter of 2019, compared to the third quarter of 2018, was primarily due to increases of $549,000 in interest and fees on loans and $197,000 in interest on cash and cash equivalents, offset by a decrease of $136,000 in interest and dividends on investment securities. The $3.3 million increase in interest income during the nine months ended September 30, 2019 compared to the nine month period ended September 30, 2018 was primarily due to increases of $3.2 million in interest and fees on loans and $312,000 in interest on cash and cash equivalents, offset by a decrease of $176,000 in interest and dividends on investment securities. The weighted average yield on total interest-earning assets was 4.41% and 4.49%  for the three and nine month periods ended September 30, 2019, respectively, compared to 4.30% and 4.20%  for the same periods in 2018. Interest expense for the three and nine month periods ended September 30, 2019 was $3.0 million and $9.0 million, respectively, compared to $2.5 million and $6.6 million for the same periods in 2018. The $558,000 increase in interest expense in the third quarter of 2019, compared to the third quarter of 2018, was primarily due to an increase of $635,000 in interest on deposits offset by a decrease of  $77,000 in interest on borrowings. The $2.4 million increase in interest expense during the nine month period ended September 30, 2019, compared to the nine month period ended September 30, 2018, was primarily due to an increase of $2.6 million in interest on deposits offset by a decrease of $230,000 in interest on borrowings. The composite cost of funds for the three and nine month periods ended September 30,  2019 was 1.18% and 1.17%, respectively,  compared to 0.98% and 0.88% for the same periods in 2018.

Interest on loans was $11.1 million and $33.8 million for the three and nine month periods ended September 30, 2019,  respectively, compared to $10.6 million and $30.6 million for the same periods in 2018. The average balance of loans was $921.2 million, with a tax equivalent average yield of 4.81% (a non-GAAP measure) for the third quarter of 2019, compared to $889.1 million, with a tax equivalent average yield of 4.74% (a non-GAAP measure) for the same period in 2018.  The average balance of loans was $930.1 million, with a tax equivalent average yield of 4.87% (a non-GAAP measure) for the nine month period ended September 30, 2019, compared to $870.1 million, with a tax equivalent average yield of 4.72% (a non-GAAP measure) for the same period in 2018. See the following table for a reconciliation of the non-GAAP measure “tax equivalent average yield on loans.”

Tax equivalent average yield on loans (Non-GAAP)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Interest and fees on loans (GAAP)	$11,137	$10,588	$33,785	$30,634
Tax adjustment	21	26	74	85
Tax equivalent interest and fees on loans (Non-GAAP)	$11,158	$10,614	$33,859	$30,719
Average balance of loans	$921,180	$889,113	$930,117	$870,105
Tax equivalent average yield on loans (Non-GAAP)	4.81%	4.74%	4.87%	4.72%

Interest and dividends on investment securities was $837,000 and $2.9 million for the three and nine month periods ended September 30, 2019,  respectively, compared to $973,000 and $3.1 million for the same periods in 2018. The average balance of investment securities was $132.7 million with a tax equivalent average yield of 2.67% (a non-GAAP measure) for the third quarter of 2019, compared to $173.1 million with a tax equivalent average yield of 2.37% (a non-GAAP measure) for the same period in 2018.  The average balance of securities was $149.1 million with a tax equivalent average yield of 2.74% (a non-GAAP measure) for the nine month period ended September 30, 2019, compared to $178.1 million with a tax equivalent average yield of 2.43% (a non-GAAP measure) for the same period in 2018. See the following table for a reconciliation of the non-GAAP measure “tax equivalent average yield on investment securities.”

Tax equivalent average yield on investment securities (Non-GAAP)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Interest on tax exempt investment securities (GAAP)	$837	$973	$2,887	$3,063
Tax adjustment	48	52	161	168
Tax equivalent interest on tax-exempt investment securities (Non-GAAP)	$885	$1,025	$3,048	$3,231
Average balance of investment securities	$132,722	$173,080	$149,065	$178,091
Tax equivalent average yield on investment securities (Non-GAAP)	2.67%	2.37%	2.74%	2.43%

Interest on deposits was $2.7 million and $7.8 million for the three and nine month periods ended September 30, 2019,  respectively, compared to $2.0 million and $5.1 million for the same periods in 2018. The average balance of deposits was $970.8 million, with an average rate of 1.09% for the third quarter of 2019,  compared to $935.7 million, with an average rate of 0.86% for the same period in 2018.  The average balance of deposits was $973.8 million, with an average rate of 1.07% for the nine month period ended September 30, 2019, compared to $905.7 million, with an average rate of 0.75% for the same period in 2018.

Interest on borrowings was $373,000 and $1.2 million for the three and nine month periods ended September 30, 2019,  respectively, compared to $450,000 and $1.5 million for the same periods in 2018. The average balance of borrowings was $51.4 million, with an average rate of 2.88% for the third quarter of 2019, compared to $73.0 million, with an average rate of 2.45% for the same period in 2018. The average balance of borrowings was $56.6 million, with an average rate of 2.90% for the nine month period ended September 30, 2019, compared to $89.4 million, with an average rate of 2.18% for the same period in 2018.

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

There was a $325,000 and $625,000 provision made during the three and nine month periods ended September 30, 2019,  respectively, compared to $100,000 and $850,000 for the same periods in 2018. DNB’s percentage of allowance for credit losses to total loans was 0.74%  at September 30, 2019 compared to 0.71% and 0.72% at December 31, 2018 and September 30, 2018, respectively. Net charge-offs were $447,000, $368,000,  and $135,000 during the nine months ended September 30, 2019, year ended December 31, 2018, and nine months ended September 30, 2018, respectively. The percentage of net charge-offs to total average loans were 0.05%, 0.04%, and 0.02% for those same respective periods. Management believes that the allowance for credit losses is adequate, but continues to monitor it along with other performance metrics including those ratios related to non-performing loans. Management is not aware of any potential problem loans, which were accruing and current at September 30, 2019, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms and that would result in a significant loss to DNB. Non-performing loans increased $1.3 million during the nine month period ended September 30, 2019.  The ratio of the allowance for credit losses as a percentage of loans reflects management’s estimate of the level of inherent losses in the portfolio.

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

As of September 30, 2019,  DNB had $9.9 million of non-performing assets, which included $7.1 million of non-performing loans and $2.8 million of OREO and other repossessed assets. This compares to $10.8 million of non-performing assets at December 31, 2018 which included $5.8 million of non-performing loans and $5.1 million of OREO and other repossessed assets. Loans are reviewed for impairment in accordance with FASB ASC 310-10-35. Impaired loans can either be secured or unsecured. Impairment is measured by the difference between the loan amount and the present value of the future cash flow discounted at the loan’s effective interest rate. Management measures loans for impairment by using the fair value of collateral for collateral dependent loans. In general, management reduces the amount of the appraisal by the estimated cost of acquisition and disposition of the underlying collateral and compares that adjusted value with DNB’s carrying value. DNB establishes a specific valuation allowance on impaired loans that have a collateral shortfall and/or cashflow shortfalls, including estimated costs to sell in comparison to the carrying value of the loan. Of the $10.1 million of impaired loans ($7.1 million of non-performing loans, $2.6 million of performing TDRs, and a $521,000 performing ASC 310-30 loan) at September 30,  2019, $1.7 million had valuation allowances of $307,000 and $8.5 million had no specific allowance. Of the $7.8 million of impaired loans ($5.5 million of non-performing loans, $1.8 million of performing TDRs, and a $514,000 performing ASC 310-30 loan) at December 31, 2018, $1.8 million had valuation allowances of $285,000 and $6.0 million had no specific allowance. For those impaired loans that management determined that no specific valuation allowance was necessary, management has reviewed the present value of the future cash flows or the appraisal for each loan and determined that no valuation was necessary. During the quarter ended September 30, 2019, DNB recognized $152,000 in total charge-offs, $128,000 of which related to impaired loans. An impaired loan may not represent an expected loss.

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

Analysis of Allowance for Credit Losses

(Dollars in thousands)

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30, 2019	December 31, 2018	September 30, 2018
Beginning balance	$6,675	$5,843	$5,843
Provisions	625	1,200	850
Charge-offs:
Residential mortgage	(125)	(178)	(137)
Commercial mortgage	(105)	(249)	(184)
Commercial:
Commercial term	(115)	(243)	(79)
Commercial construction	-	-	-
Consumer:
Home equity	(128)	-	-
Other	(20)	(72)	(72)
Total charged off	(493)	(742)	(472)
Recoveries:
Residential mortgage	4	341	334
Commercial mortgage	8	22	-
Commercial:
Commercial term	34	4	2
Commercial construction	-	5	-
Consumer:
Home Equity	-	-	-
Other	-	2	2
Total recoveries	46	374	338
Ending balance	$6,853	$6,675	$6,559

The following table sets forth the composition of DNB’s allowance for credit losses for the dates indicated.

Composition of Allowance for Credit Losses

(Dollars in thousands)

	September 30, 2019		December 31, 2018		September 30, 2018
		Percent of		Percent of		Percent of
		Loan Type		Loan Type		Loan Type
		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans
Residential mortgage	$123	10%	$161	11%	$163	11%
Commercial mortgage	3,675	57	3,647	57	3,289	58
Commercial:
Commercial term	1,246	19	1,062	18	987	15
Commercial construction	994	8	1,032	8	1,068	9
Consumer:
Home equity	206	5	190	5	196	6
Other	46	1	46	1	48	1
Unallocated	563	-	537	-	808	-
Total	$6,853	100%	$6,675	100%	$6,559	100%
Reserve for unfunded loan commitments	$398		$398		$386

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

Non-interest income for the three and nine month periods ended September 30, 2019 was $1.5 million and $4.1 million, respectively, compared to $1.4 million and $4.0 million for the same periods in 2018.  The $112,000 increase during the three month period ended September 30, 2019 was primarily due to increases of $121,000 in gain on sale of investment securities, $62,000 in other fees (mostly Visa interchange fees) and $14,000 in mortgage banking, offset by decreases of $28,000 in wealth management, $27,000 in gain on sale of loans, $23,000 in service charges (mostly NSF fees), and $8,000 in gains from insurance proceeds. The $125,000 increase during the nine months ended September 30, 2019 was primarily attributable to increases of $125,000 in gain on sale of investment securities, $81,000 in other fees (mostly Visa interchange fees), and $23,000 in mortgage banking, offset by decreases of $60,000 in service charges (mostly NSF fees), $37,000 in gain on sale of loans, and $8,000 in gains from insurance proceeds.

NON-INTEREST EXPENSE

Non-interest expense for the three and nine month periods ended September 30, 2019 was $6.7 million and $21.5 million, respectively, compared to $6.8 million and $21.0 million for the same periods in 2018. During the three month period ended September 30, 2019, total non-interest expense decreased by $37,000 compared to the same period in 2018. The $37,000 decrease was mainly attributable to decreases of $130,000 in FDIC insurance (due to a small bank assessment credit applied to offset the Deposit Insurance Fund (DIF) Reserve ratio exceeding 1.38%),  $107,000 in salaries and employee expenses (due to increased open positions), $85,000 in advertising and marketing, $73,000 in professional and consulting (mostly 3rd party services and legal expenses), $16,000 in furniture and equipment (mostly decreased depreciation expense), and $6,000 in other expenses. These decreases were partially offset by increases of $362,000 in transaction costs related to the pending merger with S&T and $17,000 in PA shares tax. During the nine month period ended September 30, 2019, total non-interest expense increased $483,000 compared to the same period in 2018. The increase was primarily due to increases of $881,000 in transaction costs relating to the pending merger with S&T,  $149,000 in furniture and equipment (mostly maintenance agreements), $117,000 in professional and consulting (mostly legal expenses), $52,000 in PA shares tax, $18,000 in occupancy (mostly repairs & maintenance and operating lease expense), $14,000 in loss on sale or write down of OREO, and $13,000 in telecommunications. These increases were partially offset by decreases of $502,000 in salaries and employee benefits (compensation expense for the second quarter of 2018 included a one-time severance payment of $434,000 and other related costs of $79,000 associated with an internal restructuring),  $161,000 in FDIC insurance (due to a credit described above), $51,000 in advertising and marketing, and $47,000 in other expenses.

INCOME TAXES

Income tax expense for the three and nine month periods ended September 30, 2019 was $755,000 and $2.0 million, respectively, compared to $629,000 and $1.6 million for the same periods in 2018. The effective tax rate for the three and nine month periods ended September 30, 2019 was 20.8%  and 20.1%, respectively, compared to 17.2% and 17.7% for the same periods in 2018.  The effective tax rate increased during 2019 due to certain transaction costs, which are non-deductible for federal tax purposes. Income tax expense for each period differs from the amount determined at the statutory rate, due to tax-exempt income on loans and investment securities and DNB's ownership of BOLI policies.

ASSET QUALITY

DNB works diligently to improve asset quality by adhering to strict underwriting standards and improving lending policies and procedures. Non-performing assets totaled $9.9 million at September 30, 2019 compared to $10.8 million at December 31, 2018 and $11.5 million at September 30, 2018. Loans acquired in connection with the purchase of ERB have been recorded at fair value, in accordance with GAAP, and are based on an initial estimate of the expected cash flows, including a reduction for estimated credit losses, and without carryover of the respective portfolio’s historical allowance for credit losses. DNB will continually evaluate the loans acquired from ERB for additional impairment as part of our normal allowance review process. Non-performing assets have, and will continue to have, an impact on earnings; therefore management intends to continue working aggressively to reduce the level of such assets.

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

DNB’s Credit Policy Committee monitors the performance of the loan portfolio to identify potential problem assets on a timely basis. Committee members meet to design, implement and review asset recovery strategies, which serve to maximize the recovery of each troubled asset. As of September 30, 2019, DNB had $24.2 million of substandard loans. Of the $24.2 million, $17.1 million are performing and are believed to require supervision and review greater than loans rated pass or special mention; and may, depending on the economic environment and other factors, become non-performing assets in future periods. The amount of performing substandard loans at December 31, 2018 was $6.3 million. DNB had $6.0 million of special mention loans at September 30, 2019 compared to $7.3 million at December 31, 2018. The decrease in special mention loans during the nine months ended September 30, 2019 was primarily due to rating changes in the portfolio, specifically a decrease in special mention rated loans of $2.3 million in commercial construction loans, $410,000 in commercial term loans, and $21,000 in home equity loans, offset by increases in special mention rated loans of $1.2 million in commercial mortgage loans and $185,000 in residential mortgage loans. The majority of the loans are secured by commercial real estate, with lesser amounts being secured by residential real estate, inventory and receivables.

The following table sets forth those assets that are: (i) placed on non-accrual status, (ii) contractually delinquent by 90 days or more and still accruing, and (iii) OREO as a result of foreclosure or voluntary transfer to DNB as well as other repossessed assets. In addition, the table sets forth DNB's asset quality and allowance coverage ratios at the dates indicated:

Non-Performing Assets

(Dollars in thousands)

	September 30, 2019	December 31, 2018	September 30, 2018
Non-accrual loans:
Residential mortgage	$1,337	$905	$1,005
Commercial mortgage	698	1,307	1,561
Commercial:
Commercial term	3,203	2,300	2,624
Commercial construction	1,558	476	479
Consumer:
Home equity	143	391	631
Other	133	167	171
Total non-accrual loans	7,072	5,546	6,471
Loans 90 days past due and still accruing	-	233	-
Total non-performing loans	7,072	5,779	6,471
Other real estate owned & other repossessed property	2,848	5,051	5,077
Total non-performing assets	$9,920	$10,830	$11,548
Asset quality ratios:
Non-performing loans to total loans	0.77%	0.62%	0.71%
Non-performing assets to total assets	0.89	0.94	1.02
Allowance for credit losses to:
Total loans	0.74	0.71	0.72
Non-performing loans	96.9	115.5	101.4

Troubled Debt Restructurings Loans whose terms are modified are classified as troubled debt restructurings (“TDR”) if DNB grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired. The recorded investments in troubled debt restructured loans at September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019
	Pre-Modification	Post-Modification
(Dollars in thousands)	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Residential mortgage	$2,155	$2,308	$2,091
Commercial mortgage	992	992	945
Commercial term	421	421	414
Consumer:
Home equity	148	148	134
Other	40	42	29
Total	$3,756	$3,911	$3,613

	December 31, 2018
	Pre-Modification	Post-Modification
(Dollars in thousands)	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Residential mortgage	$676	$805	$630
Commercial mortgage	992	992	962
Consumer:
Home equity	148	148	140
Other	40	42	30
Total	$1,856	$1,987	$1,762

At September 30, 2019, DNB had fifteen TDRs with recorded investment totaling $3,613,000, eight of which are accruing loans in compliance with the terms of the modifications and seven of which are non-accrual loans. As a result of collateral evaluations, specific reserves and charge-offs have been taken where appropriate. DNB recognized partial charge-offs totaling $151,000 on two residential loans prior to their restructuring and $2,000 on one consumer installment loan after its restructuring. As of September 30, 2019, there were no defaulted TDRs as all TDRs were current with respect to their associated forbearance agreements. There were two residential mortgages classified as TDRs that were moved to non-accrual due to payments being more than 90 days past due during the nine months ended September 30, 2019.

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

Impaired loans are measured for impairment using the fair value of the collateral for collateral dependent loans.  Information regarding impaired loans is presented as follows:

	At and For the	At and For the	At and For the
	Nine Months Ended	Year Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2019	December 31, 2018	September 30, 2018
Total recorded investment	$10,146	$7,822	$8,772
Impaired loans with a specific allowance	1,664	1,808	1,495
Impaired loans without a specific allowance	8,482	6,014	7,277
Average recorded investment	8,814	9,312	9,313
Specific allowance allocation	307	285	341
Total principal and interest collected	1,042	204	526
Interest income recorded	102	80	80

LIQUIDITY AND CAPITAL RESOURCES

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes. DNB’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding. As part of its liquidity management, DNB maintains assets that comprise its liquidity, which totaled $87.0 million at September 30, 2019 compared to $97.4 million at December 31, 2018. Liquidity includes investments and restricted stock, Federal funds sold and cash and due from banks, less the amount of securities required to be pledged for certain liabilities. DNB also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.

In addition, DNB maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through these relationships, DNB had available credit of approximately $522.3 million at September 30, 2019. As a member of the FHLB, we are eligible to borrow up to a specific credit limit which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of September 30, 2019, DNB’s Maximum Borrowing Capacity with the FHLBP was $458.5 million. At September 30, 2019, DNB had borrowed $31.2 million and the FHLB had issued letters of credit on DNB's behalf, totaling $50.0 million against its available credit lines. At September 30, 2019, DNB also had available $60.0 million of unsecured federal funds lines of credit with other financial institutions as well as $498.9 million of available short or long term funding through several agreements and programs with brokers. Management believes that DNB has adequate resources to meet its short-term and long-term funding requirements.

At September 30, 2019, DNB had $189.9 million in un-funded loan commitments. Management anticipates these commitments will be funded by means of normal cash flows. Certificates of deposit greater than or equal to $250,000 scheduled to mature in one year or less from September 30, 2019 totaled $47.5 million. Management believes that the majority of such deposits will be reinvested with DNB and that certificates that are not renewed will be funded by a reduction in cash and cash equivalents or by pay-downs and maturities of loans and investments.

The Bank has met the definition of “well capitalized” for regulatory purposes on September 30, 2019.  The Bank’s capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of the Corporation’s or the Bank’s overall financial condition or prospects. The Corporation’s capital exceeds the Federal Reserve Bank’s (“FRB”) minimum leverage ratio requirements for bank holding companies and meets other requirements to be considered “well capitalized” (see additional discussion included in Note 17 of DNB’s December 31, 2018 Form 10-K).

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

The following table summarizes data and ratios pertaining to the Corporation and the Bank's capital structure.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes*		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
DNB Financial Corporation
September 30, 2019
Total risk-based capital	$132,807	14.76%	$71,967	8.00%	N/A	N/A
Common Equity Tier 1 capital	106,806	11.87	40,481	4.50	N/A	N/A
Tier 1 risk-based capital	115,806	12.87	53,975	6.00	N/A	N/A
Tier 1 (leverage) capital	115,806	10.19	45,449	4.00	N/A	N/A
December 31, 2018
Total risk-based capital	$124,769	13.61%	$73,538	8.00%	N/A	N/A
Common equity tier 1 capital	98,949	10.79	41,365	4.50	N/A	N/A
Tier 1 risk-based capital	107,949	11.77	55,153	6.00	N/A	N/A
Tier 1 (leverage) capital	107,949	9.48	45,557	4.00	N/A	N/A
DNB First, N.A.
September 30, 2019
Total risk-based capital	$131,200	14.61%	$71,829	8.00%	$89,786	10.00%
Common Equity Tier 1 capital	123,949	13.80	40,404	4.50	58,361	6.50
Tier 1 risk-based capital	123,949	13.80	53,872	6.00	71,829	8.00
Tier 1 (leverage) capital	123,949	10.92	45,396	4.00	56,745	5.00
December 31, 2018
Total risk-based capital	$123,239	13.46%	$73,399	8.00%	$91,748	10.00%
Common equity tier 1 capital	116,169	12.69	41,287	4.50	59,636	6.50
Tier 1 risk-based capital	116,169	12.69	55,049	6.00	73,399	8.00
Tier 1 (leverage) capital	116,169	10.21	45,503	4.00	56,879	5.00
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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To measure the impacts of longer-term asset and liability mismatches beyond two years, DNB utilizes an Economic Value of Equity ("EVE") model. The EVE model measures the potential price risk of equity to changes in interest rates and factors in the optionality included on the balance sheet. EVE analysis is used to dynamically model the present value of asset and liability cash flows, with rates ranging up or down 200 basis points. The EVE is likely to be different if rates change. Results falling outside prescribed ranges may require action by management. At September 30, 2019 and December 31, 2018, DNB's variance in the EVE as a percentage of assets with an instantaneous and sustained parallel shift of 200 basis points was within its negative 3% guideline, as shown in the following table. The change as a percentage of the present value of equity with a 200 basis point increase was within DNB's negative 25% guideline at September 30, 2019 and December 31, 2018.

(Dollars in thousands)	September 30, 2019			December 31, 2018
Change in rates	Flat	-200bp	+200bp	Flat	-200bp	+200bp
EVE	$138,738	$137,653	$138,746	$153,190	$148,270	$145,420
Change		(1,085)	8		(4,920)	(7,770)
Change as % of assets		(0.1%)	0.0%		(0.4%)	(0.7%)
Change as % of PV equity		(0.8%)	0.0%		(3.2%)	(5.1%)

ITEM 4 - CONTROLS AND PROCEDURES

DNB’s Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2019, the end of the period covered by this report, in accordance with the requirements of Exchange Act Rule 240.13a-15(b). Based on that evaluation, Management has concluded that DNB’s current disclosure controls and procedures are effective.

Management of DNB is responsible for establishing and maintaining adequate internal control over financial reporting for DNB, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. There was no change in DNB’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, DNB’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended September 30, 2019. The following table provides information on repurchases by DNB of its common stock in each month of the quarter ended September 30, 2019:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	Per Share	or Programs	Programs (a)

July 1, 2019 – July 31, 2019	-	$-	-	$63,016

August 1, 2019 – August 31, 2019	-	-	-	$63,016

September 1, 2019 – September 30, 2019	-	-	-	$63,016

Total	-	$-	-	$63,016

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

3.1	Amended and Restated Articles of Incorporation, as amended effective June 30, 2017, filed as Exhibit 3.1 to Form 8-K on July 3, 2017 and incorporated herein by reference.
3.2	Bylaws of the Registrant as amended January 27, 2016, filed as Exhibit 3.2 to Form 10-Q on August 8, 2019 and incorporated herein by reference.
3.3	Amendment to Bylaws of DNB Financial Corporation, dated June 5, 2019, filed as Exhibit 3.3 to Form 10-Q on August 8, 2019 and incorporated herein by reference.
31.1	Rule 13a-14(a)/15d-14 (a) Certification of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a)/15d-14 (a) Certification of Chief Financial Officer, filed herewith.
32.1	Section 1350 Certification of Chief Executive Officer, filed herewith.
32.2	Section 1350 Certification of Chief Financial Officer, filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNB FINANCIAL CORPORATION

November 1, 2019	BY:	/s/ William J. Hieb
William J. Hieb, Chief Executive Officer, President and Director

November 1, 2019	BY:	/s/ Gerald F. Sopp
Gerald F. Sopp, Chief Financial Officer and Executive Vice President

Exhibit Index

Exhibit Number	Description
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

3.1	Amended and Restated Articles of Incorporation, as amended effective June 30, 2017, filed as Exhibit 3.1 to Form 8-K on July 3, 2017 and incorporated herein by reference.
3.2	Bylaws of the Registrant as amended January 27, 2016, filed as Exhibit 3.2 to Form 10-Q on August 8, 2019 and incorporated herein by reference.
3.3	Amendment to Bylaws of DNB Financial Corporation, dated June 5, 2019, filed as Exhibit 3.3 to Form 10-Q on August 8, 2019 and incorporated herein by reference.
31.1	Rule 13a-14(a)/15d-14 (a) Certification of Chief Executive Officer, filed herewith.
31.2	Rule 13a-14(a)/15d-14 (a) Certification of Chief Financial Officer, filed herewith.
32.1	Section 1350 Certification of Chief Executive Officer, filed herewith.
32.2	Section 1350 Certification of Chief Financial Officer, filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document